Form 10-Q
period 1996-06-30
CAPITAL ONE FINANCIAL CORP
filed 1996-08-14
CIK 927628

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to _________.


                         Commission file number 1-13300


                       CAPITAL ONE FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                54-1719854
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia        22042-4525
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (703) 205-1000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                (Not Applicable)
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X       NO
   ----        ----

As of July 31, 1996, there were 66,260,240 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                       CAPITAL ONE FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX
- --------------------------------------------------------------------------------
                                 June 30, 1996


                                                                                              PAGE
                                                                                              ----
PART I.          FINANCIAL INFORMATION


                 ITEM 1.      Financial Statements (unaudited):
                                  Condensed Consolidated Balance Sheets...............         3
                                  Condensed Consolidated Statements of Income.........         4
                                  Condensed Consolidated Statements of Changes
                                     in Stockholders' Equity .........................         5
                                  Condensed Consolidated Statements of
                                     Cash Flows ......................................         6
                                  Notes to Condensed Consolidated Financial
                                     Statements ......................................         7

                 ITEM 2.      Management's Discussion and Analysis
                                  of Financial Condition and Results of
                                  Operations .........................................        10



PART II.         OTHER INFORMATION


                 ITEM 6.      Exhibits and Reports on Form 8-K .......................        26

                              Signatures .............................................        27

ITEM 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)


                                                                        JUNE 30               DECEMBER 31
                                                                         1996                    1995
==========================================================================================================
ASSETS
Cash and due from banks                                             $         8,426        $        51,680
Federal funds sold                                                          600,000                465,000
Interest-bearing deposits at other banks                                    233,700                355,780
- ----------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                               842,126                872,460
Securities available for sale                                               642,542                413,016
Credit card loans held for securitization                                 1,000,000                400,000
Credit card loans                                                         2,569,740              2,521,679
Less:  Allowance for loan losses                                            (74,000)               (72,000)
- ----------------------------------------------------------------------------------------------------------
    Net loans                                                             2,495,740              2,449,679
Premises and equipment, net                                                 155,569                139,074
Interest receivable                                                          57,252                 55,573
Accounts receivable from securitizations                                    409,983                359,379
Other assets                                                                 72,909                 70,140
- ----------------------------------------------------------------------------------------------------------
    Total assets                                                    $     5,676,121        $     4,759,321
==========================================================================================================

LIABILITIES
Interest-bearing deposits                                           $     1,215,499        $       696,037
Federal funds purchased                                                     194,500                709,803
Bank facility                                                                65,000                100,000
Bank notes                                                                3,134,217              2,491,869
Deposit notes                                                               200,000
Interest payable                                                             70,724                 73,931
Other liabilities                                                           131,918                 88,490
- ----------------------------------------------------------------------------------------------------------
    Total liabilities                                                     5,011,858              4,160,130

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
    50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
    300,000,000 shares, 66,249,466 and 66,174,567
    issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively                                             662                    662
Paid-in capital, net                                                        473,502                469,830
Retained earnings                                                           190,099                128,699
- ----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                              664,263                599,191
- ----------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                      $     5,676,121        $     4,759,321
==========================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(dollars in thousands, except per share data) (unaudited)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
- ------------------------------------------------------------------------------------------------------------
                                                          1996          1995           1996           1995
============================================================================================================
INTEREST INCOME:
    Credit card loans, including fees              $     123,403  $      90,741  $    237,514   $    167,755
    Federal funds sold                                     4,487          5,255        12,464         13,265
    Other                                                  9,863          8,436        20,917         12,479
- ------------------------------------------------------------------------------------------------------------
         Total interest income                           137,753        104,432       270,895        193,499
INTEREST EXPENSE:
    Deposits                                              11,031         12,210        23,574         21,933
    Federal funds purchased                                4,104         11,023        10,392         19,722
    Bank facility                                          1,463          2,920         3,523         17,585
    Bank and deposit notes                                46,702         33,057        88,145         50,963
- ------------------------------------------------------------------------------------------------------------
         Total interest expense                           63,300         59,210       125,634        110,203
- ------------------------------------------------------------------------------------------------------------
Net interest income                                       74,453         45,222       145,261         83,296
Provision for loan losses                                 25,110         17,260        50,278         25,896
- ------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
    losses                                                49,343         27,962        94,983         57,400
NON-INTEREST INCOME:
    Servicing                                            109,115         99,791       237,301        201,295
    Service charges                                       42,034         20,149        68,658         37,261
    Interchange                                           14,119          8,424        22,417         14,203
    Other                                                  5,331          6,425        13,371         12,190
- ------------------------------------------------------------------------------------------------------------
         Total non-interest income                       170,599        134,789       341,747        264,949
NON-INTEREST EXPENSE:
    Salaries and associate benefits                       49,655         31,309        93,931         61,442
    Solicitation                                          42,733         34,124        94,257         75,207
    Communications and data processing                    19,879         14,975        34,819         31,475
    Supplies and equipment                                14,399          9,369        26,783         18,325
    Occupancy                                              4,924          3,201         9,019          6,566
    Other                                                 27,744         23,454        56,975         43,773
- ------------------------------------------------------------------------------------------------------------
         Total non-interest expense                      159,334        116,432       315,784        236,788
- ------------------------------------------------------------------------------------------------------------
Income before income taxes                                60,608         46,319       120,946         85,561
Income taxes                                              22,425         16,673        44,750         30,806
- ------------------------------------------------------------------------------------------------------------
Net income                                         $      38,183  $      29,646  $     76,196   $     54,755
============================================================================================================
Earnings per share                                 $         .57  $         .45  $       1.14   $        .83
============================================================================================================
Weighted average common and
    common equivalent shares outstanding              66,892,902     66,465,786    66,858,455     66,319,049
============================================================================================================
Dividends paid per share                           $         .08  $         .08  $        .16   $        .08
============================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)




                                                                                                          TOTAL
                                               COMMON STOCK            PAID-IN          RETAINED      STOCKHOLDERS'
                                           SHARES       AMOUNT      CAPITAL, NET        EARNINGS         EQUITY
===================================================================================================================
Balance, December 31, 1994               66,067,250    $    661     $    462,844      $    11,052     $    474,557
Net income                                                                                 54,755           54,755
Cash dividends - $.08 per share                                                            (5,293)          (5,293)
Issuance of common stock                     24,020                          434                               434
Exercise of stock options                     6,582                          132                               132
Restricted stock grants                      35,715
Amortization of deferred
    compensation                                                           1,974                             1,974
Change in unrealized gains on
    securities available for sale,
    net of income taxes of $2,827                                                           5,249            5,249
- -------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                   66,133,567    $    661     $    465,384      $    65,763     $    531,808
===================================================================================================================

Balance, December 31, 1995               66,174,567    $    662     $    469,830      $   128,699     $    599,191
Net income                                                                                 76,196           76,196
Cash dividends - $.16 per share                                                           (10,248)         (10,248)
Issuance of common stock                     67,379                        1,376                             1,376
Exercise of stock options                     8,184                          132                               132
Tax benefit from stock awards                                                230                               230
Restricted stock, net                          (664)                         134                               134
Common stock issuable
    under incentive plan                                                   1,800                             1,800
Change in unrealized gains on
    securities available for sale,
    net of income taxes of $2,448                                                          (4,548)          (4,548)
- -------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                   66,249,466    $    662     $    473,502      $   190,099     $    664,263
===================================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30
- ----------------------------------------------------------------------------------------------------------
                                                                         1996                    1995
==========================================================================================================
OPERATING ACTIVITIES:
    Net income                                                      $        76,196         $       54,755
    Adjustments to reconcile net income to cash
            provided by operating activities:
        Provision for loan losses                                            50,278                 25,896
        Depreciation and amortization                                        21,575                 14,955
        Stock compensation plans                                              1,934                  1,974
        Increase in interest receivable                                      (1,679)               (34,722)
        Increase in accounts receivable from securitizations                (50,604)               (49,603)
        Increase in other assets                                             (3,792)                (7,151)
        (Decrease) increase in interest payable                              (3,207)                48,244
        Increase (decrease) in other liabilities                             43,428                (13,646)
- ----------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                       134,129                 40,702
- ----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
    Purchases of securities available for sale                             (237,105)              (402,807)
    Proceeds from maturities of securities available for sale                                       99,070
    Proceeds from securitization of credit card loans                       600,000              1,350,000
    Net increase in loans                                                (1,302,803)            (1,818,038)
    Recoveries of loans previously charged off                                6,464                  6,304
    Additions of premises and equipment, net                                (33,786)               (25,649)
- ----------------------------------------------------------------------------------------------------------
           Net cash used for investing activities                          (967,230)              (791,120)
- ----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Net increase in interest-bearing deposits                               519,462                277,894
    Net decrease in other borrowings                                       (550,303)            (1,373,385)
    Issuances of bank notes                                                 864,848              2,117,369
    Maturities of bank notes                                               (222,500)
    Issuances of deposit notes                                              200,000
    Proceeds from exercise of stock options                                     132                    132
    Net proceeds from issuance of common stock                                1,376                    434
    Dividends paid                                                          (10,248)                (5,293)
- ----------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                        802,767              1,017,151
- ----------------------------------------------------------------------------------------------------------

    (Decrease) increase in cash and cash equivalents                        (30,334)               266,733
    Cash and cash equivalents at beginning of period                        872,460                406,880
- ----------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                      $       842,126         $      673,613
==========================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 1996
(dollars in thousands, except per share data) (unaudited)

NOTE A:  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Capital One Financial Corporation (the "Corporation") and its subsidiaries. The Corporation is a financial services company whose subsidiaries provide a variety of products to consumers. The Corporation's principal subsidiary, Capital One Bank, (the "Bank"), offers credit card products. In addition, during June 1996, the Corporation established Capital One, F.S.B., a federally-chartered savings bank, to provide certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company".

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with these condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 1996 presentation.

NOTE B:  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         Cash paid for interest for the six months ended June 30, 1996 and 1995 was $128,841 and $61,959, respectively. Cash paid for income taxes for the six months ended June 30, 1996 and 1995 was $40,939 and $33,727, respectively.

EARNINGS PER SHARE

         Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding, including dilutive stock options and restricted stock.

NOTE C:  BORROWINGS

         On April 30, 1996, the Bank amended and restated its existing $3.5 billion bank note program. Under the amended bank note program, the Bank may issue from time to time up to $4.5 billion of senior bank notes with maturities from 30 days to 30 years and up to $200 million of subordinated bank notes with maturities from 5 to 30 years. At June 30, 1996, the Company had $3.1 billion in senior bank notes outstanding. As of June 30, 1996, no subordinated bank notes have been issued.

         Also on April 30, 1996, the Bank established a deposit note program under which the Bank may issue from time to time up to $2.0 billion of deposit notes with maturities from 30 days to 30 years. At June 30, 1996, the Company had $200 million in deposit notes outstanding.

         In addition, in the second quarter of 1996, the Corporation filed a registration statement for the offering from time to time of $200 million aggregate principal amount of senior and subordinated debt and preferred stock.

NOTE D:  STOCK PLANS

         The Company has determined that it will continue to account for associate stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, will adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation."

         On April 18, 1996, stockholders approved an increase of 2,000,000 in shares reserved for issuance under the 1994 Stock Incentive Plan, thereby making effective the September 15, 1996 grant of performance-based options to purchase 2,500,000 common shares at the then market price of $29.19 per share to its Chief Executive Officer and its Chief Operating Officer. Compensation cost of these performance-based options is measured as the difference between the exercise price and the market price required for vesting and is recognized over the estimated vesting period.

NOTE E:  COMMITMENTS AND CONTINGENCIES

         During 1995, the Corporation and the Bank became involved in three purported class action suits relating to certain collection practices engaged in by Signet Bank and, subsequently, by the Bank. The complaints in these three cases allege that Signet Bank, the Corporation and/or the Bank violated a variety of federal and state statutes and constitutional and common law duties by filing collection lawsuits, obtaining judgments and pursuing garnishment proceedings in the Virginia state courts against defaulted credit card customers who were not residents of Virginia. These cases have been filed in the Superior Court of California in the County of Alameda, Southern Division, on behalf of a class of California residents, in the United States District Court for the District of Connecticut on behalf of a nationwide class, and in the United States District Court for the Middle District of Florida on behalf of a nationwide class (except for California). The complaints in these three cases seek unspecified statutory damages, compensatory damages, punitive damages, restitution, attorneys' fees and costs, a permanent injunction and other equitable relief.

         In connection with the transfer of substantially all of Signet Bank's credit card business to the Bank in November 1994, the Corporation and the Bank agreed to indemnify Signet Bank for certain liabilities incurred in litigation arising from that business, which may include liabilities, if any, incurred in the three purported class action cases described above. Because no specific measure of damages is demanded in any of the complaints and each of these cases is in early stages of litigation, an informed assessment of the ultimate outcome of these cases cannot be made at this time. Management believes, however, that there are meritorious defenses to these lawsuits and intends to defend them vigorously.

         The Company is commonly subject to various other pending and threatened legal actions arising from the conduct of its normal business activities. In the opinion of management of the Company, the ultimate aggregate liability, if any, arising out of any pending or threatened action will not have a material adverse effect on the consolidated financial condition of the Company. At the present time, however, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Company's results of operations in any future reporting period.

NOTE F:  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers, including securitization transactions, and will become effective for transactions entered into on or after January 1, 1997. The Company is currently evaluating the impact, if any, of SFAS No. 125 on the Company's future results of operations and financial condition.

ITEM 2.
                       CAPITAL ONE FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

         Capital One Financial Corporation (the "Corporation") is a financial services company whose subsidiaries provide a variety of products to consumers. The Corporation's principal subsidiary, Capital One Bank (the "Bank"), offers credit card products. In addition, during June 1996, the Corporation established Capital One, F.S.B., a federally-chartered savings bank, to provide certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company". The Company is one of the largest providers of MasterCard and Visa credit cards in the United States with 7.8 million credit card customers and $11.2 billion in managed loans outstanding at June 30, 1996. The Company's profitability is affected by the net interest margin on earning assets, cardholder usage patterns, credit quality, solicitation expenses and operating costs.

EARNINGS SUMMARY

         Net income for the three months ended June 30, 1996 of $38.2 million, or $.57 per share, compares to net income of $29.6 million, or $.45 per share, for the same period in 1995.

         The increase in net income is primarily a result of an increase in both asset volumes and rates. Net interest income increased $29.2 million, or 65%, as average earning assets increased 12% and the net interest margin increased to 7.13% from 4.84%. The provision for loan losses increased $7.9 million, as average loans increased 13%, the reported net charge-off rate increased to 2.95% from 2.02% and the reported delinquency rate increased to 5.42% from 4.05%. Non-interest income increased $35.8 million, or 27%, primarily as a result of the increase in average managed loans of 23%. Increases in solicitation expense of $8.6 million, or 25%, and other non-interest expense of $34.3 million, or 42%, reflect the increase in marketing investment in existing and new product opportunities and the cost of operations to manage the growth in accounts.

         Net income for the six months ended June 30, 1996 of $76.2 million, or $1.14 per share, compares to net income of $54.8 million, or $.83 per share, for the same period in 1995. This 39% increase primarily reflects the growth in loans and accounts and an improvement in the net interest margin described above. Each component of net income is discussed in further detail in subsequent sections of this analysis.

MANAGED LOAN PORTFOLIO

         The Company analyzes its financial performance on a managed loan portfolio basis. Managed loan data adjusts the income statement and balance sheet to add back the effect of securitizing loans. Increases or decreases in the interest paid by the Company on variable rate securitizations generally are offset by corresponding increases or decreases in the amount of excess servicing income the Company receives. The Company evaluates its interest rate exposure on a managed portfolio basis.

         The Company's managed loan portfolio is comprised of on-balance sheet credit card loans, credit card loans held for securitization and securitized credit card loans. Securitized loans are not assets of the Company and, therefore, are not shown on the balance sheet. Table 1 summarizes the Company's managed loan portfolio.

- --------------------------------------------------------------------------------
                        TABLE 1 - MANAGED LOAN PORTFOLIO
- --------------------------------------------------------------------------------

                                                                                     JUNE 30
- ----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   1996                    1995
- ----------------------------------------------------------------------------------------------------------
PERIOD-END BALANCES:
Credit card loans held for securitization                           $     1,000,000        $       400,000
On-balance sheet credit card loans                                        2,569,740              2,266,293
Securitized credit card loans                                             7,608,801              6,276,756
- ----------------------------------------------------------------------------------------------------------
Total managed loan portfolio                                        $    11,178,541        $     8,943,049
==========================================================================================================

                                                                               THREE MONTHS ENDED
                                                                                     JUNE 30
- ----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   1996                    1995
- ----------------------------------------------------------------------------------------------------------
AVERAGE BALANCES:
Credit card loans held for securitization                           $       468,132        $       290,110
On-balance sheet credit card loans                                        2,776,037              2,592,732
Securitized credit card loans                                             7,490,725              5,814,277
- ----------------------------------------------------------------------------------------------------------
Total managed loan portfolio                                        $    10,734,894        $     8,697,119
==========================================================================================================

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30
- ----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                   1996                    1995
- ----------------------------------------------------------------------------------------------------------
AVERAGE BALANCES:
Credit card loans held for securitization                           $       400,000        $       303,591
On-balance sheet credit card loans                                        2,590,669              2,321,654
Securitized credit card loans                                             7,507,263              5,554,579
- ----------------------------------------------------------------------------------------------------------
Total managed loan portfolio                                        $    10,497,932        $     8,179,824
==========================================================================================================

         Since 1990, the Company has actively engaged in credit card loan securitization transactions which are treated as sales under generally accepted accounting principles. For securitized loans, amounts that would previously have been reported as interest income, interest expense, service charges and provision for loan losses are instead included in non-interest income as servicing income. Because credit losses are absorbed against servicing income over the life of these transactions such income may vary depending upon the credit performance of the securitized loans. However, exposure to credit losses on the securitized loans is contractually limited to these cash flows.

         In June 1996, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities," which establishes the accounting for certain financial asset transfers, including securitization transactions, and will become effective for transactions entered into on or after January 1, 1997. The Company is currently evaluating the impact, if any, of SFAS No. 125 on the Company's future results of operations and financial condition.

         Table 2 indicates the impact of the credit card securitizations on the income statement, average assets, return on average assets and net interest margin for the periods presented. The Company intends to continue to securitize credit card loans.

- --------------------------------------------------------------------------------
                TABLE 2 - IMPACT OF CREDIT CARD SECURITIZATIONS
- --------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30                           JUNE 30
- ------------------------------------------------------------------------------------------------------------
(dollars in thousands)                           1996             1995             1996            1995
- ------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME (AS REPORTED):
Net interest income                        $     74,453     $     45,222     $    145,261     $     83,296
Provision for loan losses                        25,110           17,260           50,278           25,896
Non-interest income                             170,599          134,789          341,747          264,949
Non-interest expense                            159,334          116,432          315,784          236,788
- ------------------------------------------------------------------------------------------------------------
Income before income taxes                       60,608           46,319          120,946           85,561
- ------------------------------------------------------------------------------------------------------------

ADJUSTMENTS FOR SECURITIZATIONS:
Net interest income                             157,117           98,852          318,426          197,219
Provision for loan losses                        82,611           31,076          149,407           59,901
Non-interest income                             (74,506)         (67,776)        (169,019)        (137,318)
Non-interest expense                                  -                -                -                -
- ------------------------------------------------------------------------------------------------------------
Income before income taxes                            -                -                -                -
- ------------------------------------------------------------------------------------------------------------

MANAGED STATEMENTS OF INCOME
  (AS ADJUSTED):
Net interest income                             231,570          144,074          463,687          280,515
Provision for loan losses                       107,721           48,336          199,685           85,797
Non-interest income                              96,093           67,013          172,728          127,631
Non-interest expense                            159,334          116,432          315,784          236,788
- ------------------------------------------------------------------------------------------------------------
Income before income taxes                 $     60,608     $     46,319     $    120,946     $     85,561
============================================================================================================

OPERATING DATA AND RATIOS:
    REPORTED:
         Average earning assets            $  4,177,117     $  3,736,213     $  4,108,048     $  3,454,687
         Return on average assets                  3.13%            2.85%            3.19%            2.84%
         Net interest margin(1)                    7.13             4.84             7.07             4.82
    MANAGED:
         Average earning assets            $ 11,667,842     $  9,550,490     $ 11,615,311     $  9,009,266
         Return on average assets                  1.24%            1.19%            1.24%            1.16%
         Net interest margin(1)                    7.94             6.03             7.98             6.23
    YIELD ON MANAGED PORTFOLIO                    14.22            12.81            14.48            13.08
============================================================================================================

(1) Net interest margin is equal to net interest income divided by average earning assets.

 NET INTEREST INCOME

         Net interest income is interest earned from the Company's loans and securities less interest expense on borrowings, which includes certificates of deposit in denominations of $100,000 or greater ("large denomination CDs"), federal funds purchased, bank facility borrowings and bank and deposit notes.

         Net interest income for the three months ended June 30, 1996, was $74.5 million compared to $45.2 million for the same period in 1995, representing an increase of $29.3 million, or 65%. For the six months ended June 30, 1996, net interest income was $145.3 million compared to $83.3 million for the same period in 1995, representing an increase of $62.0 million, or 74%. Net interest income increased as a result of growth in earning assets and an increase in net interest margin. Average earning assets increased 12% and 19% for the three and six months ended June 30, 1996, respectively, versus the same periods in 1995. The yield on earning assets increased 201 and 199 basis points for the three and six months ended June 30, 1996, respectively, to 13.19% from 11.18% and to 13.19% from 11.20%, as compared to the same periods in the prior year. The increases were primarily attributable to a 263 and a 310 basis point increase in the yield on credit card loans for the three and six months ended June 30, 1996, respectively, to 15.22% from 12.59% and to 15.88% from 12.78%, as compared to the same periods in the prior year. The yield on credit card loans increased due to the repricing of introductory rate loans to higher rates in accordance with their respective terms over the past year, changes in product mix and the increase in past-due fees charged as the delinquency rate increased. An additional factor for the increased net interest margin was the decrease in average rates paid on borrowed funds for the three and six months ended June 30, 1996 to 6.31% from 6.89% and to 6.35% from 6.86%, respectively, as compared to the same periods in 1995. This decrease primarily reflects decreases in short-term market rates from period to period and the replacement of more expensive funding established in early 1995.

         The managed net interest margin for the three and six months ended June 30, 1996 increased to 7.94% from 6.03% and to 7.98% from 6.23%, respectively, as compared to the same periods in the prior year. This increase was primarily the result of a 141 and 140 basis point increase in loan yield for the three and six months ended June 30, 1996, respectively, and a reduction of 70 and 63 basis points in borrowing costs for the same periods, respectively, as compared to the same periods in the prior year. The increase in loan yield to 14.22% and 14.48% for the three and six months ended June 30, 1996, respectively, from 12.81% and 13.08% for the same periods in 1995, principally reflects the repricing of introductory rate loans, changes in product mix and the increase in past-due fees charged on delinquent accounts as noted above. Additionally, the decrease in average rates paid on managed interest-bearing liabilities to 5.71% and 5.76% for the three and six months ended June 30, 1996, respectively, versus 6.41% and 6.39% during the same periods in 1995, reflects decreases in short-term market rates from period to period and the replacement of more expensive funding established in early 1995.

         Table 3 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 1996 and 1995.

- --------------------------------------------------------------------------------
TABLE 3 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
- --------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED JUNE 30
- ---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               1996                                      1995
- ---------------------------------------------------------------------------------------------------------------------
                                    AVERAGE         INCOME/      YIELD/        AVERAGE        INCOME/          YIELD/
                                    BALANCE         EXPENSE       RATE         BALANCE        EXPENSE          RATE
=====================================================================================================================
ASSETS:
Earning assets
    Credit card loans (1)         $  3,244,169   $    123,403    15.22 %     $ 2,882,842   $     90,741      12.59 %
    Federal funds sold                 336,979          4,487     5.33           347,205          5,255       6.05
    Other securities                   595,969          9,863     6.62           506,166          8,436       6.67
- ---------------------------------------------------------------------------------------------------------------------
Total earning assets                 4,177,117   $    137,753    13.19 %     $ 3,736,213   $    104,432      11.18 %
Cash and due from banks                  4,764                                     2,321
Allowance for loan losses              (74,001)                                  (67,917)
Premises and equipment, net            152,290                                   114,283
Other assets                           615,366                                   377,424
- ---------------------------------------------------------------------------------------------------------------------
Total assets                      $  4,875,536                               $ 4,162,324
=====================================================================================================================

LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                      $    788,802   $     11,031     5.59 %     $   741,575   $     12,210       6.59 %
    Federal funds purchased            300,329          4,104     5.47           686,546         11,023       6.42
    Bank facility                       48,297          1,463    12.12           156,592          2,920       7.46
    Bank and deposit notes           2,875,119         46,702     6.50         1,853,545         33,057       7.13
- ---------------------------------------------------------------------------------------------------------------------
Total interest-bearing
    liabilities                      4,012,547   $     63,300     6.31 %       3,438,258   $     59,210       6.89 %
Other liabilities                      223,243                                   195,664
- ---------------------------------------------------------------------------------------------------------------------
Total liabilities                    4,235,790                                 3,633,922
Equity                                 639,746                                   528,402
- ---------------------------------------------------------------------------------------------------------------------
Total liabilities and equity      $  4,875,536                               $ 4,162,324
=====================================================================================================================
Net interest spread                                               6.88 %                                      4.29 %
=====================================================================================================================
Interest income to
    average earning assets                                       13.19 %                                     11.18 %
Interest expense to
    average earning assets                                        6.06                                        6.34
- ---------------------------------------------------------------------------------------------------------------------
Net interest margin                                               7.13 %                                      4.84 %
=====================================================================================================================

(1) Interest income includes past-due fees on loans of $19,525 and $10,880 for the three months ended June 30, 1996 and 1995, respectively.

                                                               SIX MONTHS ENDED JUNE 30
- ---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                               1996                                      1995
- ---------------------------------------------------------------------------------------------------------------------
                                    AVERAGE         INCOME/      YIELD/        AVERAGE        INCOME/          YIELD/
                                    BALANCE         EXPENSE       RATE         BALANCE        EXPENSE          RATE
=====================================================================================================================
ASSETS:
Earning assets
    Credit card loans (1)         $  2,990,669   $    237,514    15.88 %     $ 2,625,245   $    167,755      12.78 %
    Federal funds sold                 464,085         12,464     5.37           446,592         13,265       5.94
    Other securities                   653,294         20,917     6.40           382,850         12,479       6.52
- ---------------------------------------------------------------------------------------------------------------------
Total earning assets                 4,108,048   $    270,895    13.19 %       3,454,687   $    193,499      11.20 %
Cash and due from banks                 33,017                                     3,006
Allowance for loan losses              (73,981)                                  (67,598)
Premises and equipment, net            147,653                                   110,922
Other assets                           566,512                                   357,767
- ---------------------------------------------------------------------------------------------------------------------
Total assets                      $  4,781,249                               $ 3,858,784
=====================================================================================================================

LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                      $    823,742   $     23,574     5.72 %     $   666,606   $     21,933       6.58 %
    Federal funds purchased            369,473         10,392     5.63           617,734         19,722       6.39
    Bank facility                       68,297          3,523    10.32           494,198         17,585       7.12
    Bank and deposit notes           2,692,439         88,145     6.55         1,433,346         50,963       7.11
- ---------------------------------------------------------------------------------------------------------------------
Total interest-bearing
    liabilities                      3,953,951   $    125,634     6.35 %       3,211,884   $    110,203       6.86 %
Other liabilities                      190,155                                   133,573
- ---------------------------------------------------------------------------------------------------------------------
Total liabilities                    4,144,106                                 3,345,457
Equity                                 637,143                                   513,327
- ---------------------------------------------------------------------------------------------------------------------
Total liabilities and equity      $  4,781,249                               $ 3,858,784
=====================================================================================================================
Net interest spread                                               6.84 %                                      4.34 %
- ---------------------------------------------------------------------------------------------------------------------
Interest income to
    average earning assets                                       13.19 %                                     11.20 %
Interest expense to
    average earning assets                                        6.12                                        6.38
- ---------------------------------------------------------------------------------------------------------------------
Net interest margin                                               7.07 %                                      4.82 %
=====================================================================================================================

(1) Interest income includes past-due fees on loans of $35,010 and $21,074 for the six months ended June 30, 1996 and 1995, respectively.

INTEREST VARIANCE ANALYSIS

         Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. Table 4 sets forth the dollar amount of the increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates for the three and six months ended June 30, 1996 versus the comparable periods in the prior year.

- --------------------------------------------------------------------------------
                      TABLE 4 - INTEREST VARIANCE ANALYSIS
- --------------------------------------------------------------------------------

                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                         JUNE 30, 1996 VS 1995                JUNE 30, 1996 VS 1995
- ----------------------------------------------------------------------------------------------------------
                                   INCREASE       CHANGE DUE TO*        INCREASE         CHANGE DUE TO*
(dollars in thousands)            (DECREASE)    VOLUME        RATE     (DECREASE)      VOLUME       RATE
- ----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Credit card loans               $   32,662   $   12,263  $    20,399   $   69,759  $   25,417   $   44,342
Federal funds sold                    (768)        (151)        (617)        (801)        505       (1,306)
Other securities                     1,427        1,487          (60)       8,438       8,663         (225)
- ----------------------------------------------------------------------------------------------------------
Total interest income               33,321       13,202       20,119       77,396      39,944       37,452

INTEREST EXPENSE
Deposits                            (1,179)         743       (1,922)       1,641       4,736       (3,095)
Federal funds purchased             (6,919)      (5,471)      (1,448)      (9,330)     (7,198)      (2,132)
Bank facility                       (1,457)      (2,682)       1,225      (14,062)    (19,633)       5,571
Bank and deposit notes              13,645       16,820       (3,175)      37,182      41,514       (4,332)
- ----------------------------------------------------------------------------------------------------------
Total interest expense               4,090        9,337       (5,247)      15,431      24,035       (8,604)
- ----------------------------------------------------------------------------------------------------------
Net interest income*            $   29,231   $    5,840  $    23,391   $   61,965  $   17,873   $   44,092
==========================================================================================================

*The change in interest due to volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.

SERVICING INCOME

         Servicing income increased $9.3 and $36.0 million, or 9% and 18%, for the three and six months ended June 30, 1996, respectively, from the same periods in 1995, primarily due to increases in net interest income offset by increased charge-offs on securitized loans. Average securitized loans increased 29% and 35% for the three and six months ended June 30, 1996 compared to the same periods in the prior year. Net interest income on securitized loans increased $58.3 and $121.2 million, or 59% and 61%, for the three and six months ended June 30, 1996, respectively, as a result of the loan growth and an increase in the net interest margin to 8.39% and 8.48% for the three and six months ended June 30, 1996, respectively, from 6.80% and 7.10% for the same periods in the prior year. This increase in net interest margin is the result of an increase in yield on securitized loans of 86 and 71 basis points for the three and six months ended June 30, 1996, respectively, as a result of repricing introductory rate accounts and a decrease for the same periods in the cost of funds of 72 and 67 basis points as short-term rates declined from the same periods in the prior year. Charge-offs on securitized loans for the three and six months ended June 30, 1996 increased $51.5 and $89.5 million, respectively, or 166% and 149%, for the same periods compared to the prior year due to the increase in average securitized loans, an increase in the average age of accounts (generally referred to as "seasoning") and general economic trends in consumer credit performance.

OTHER NON-INTEREST INCOME

         Other non-interest income increased 76% and 64%, to $61.5 and $104.4 million for the three and six months ended June 30, 1996, compared to $35.0 and $63.7 million for the same periods in the prior year. The increase was due to the 28% increase in the average number of accounts for both the three and six months ended June 30, 1996, respectively, an increase in charge volume and a shift to more fee-based products.

NON-INTEREST EXPENSE

         Non-interest expense for the three and six months ended June 30, 1996 was $159.3 and $315.8 million, respectively, an increase of 37% and 33% over $116.4 and $236.8 million, for the same periods in the prior year. Contributing to the increase in non-interest expense were solicitation expenses, which rose $8.6 and $19.1 million to $42.7 and $94.3 million, or 25% for the three and six months ended June 30, 1996, respectively, compared to $34.1 and $75.2 million
for the same periods in the prior year.   This increase represents the
Company's continued investment in new products and services (see "Business Outlook" for further discussion). All other non-interest expenses increased $34.3 and $59.9 million, or 42% and 37%, to $116.6 and $221.5 million for the three and six months ended June 30, 1996, respectively, from $82.3 and $161.6 million in the same periods in the prior year. The increase in other non-interest expense was primarily as a result of the 28% increase in the average number of accounts for both periods, an increase in charge volume, an increase in salaries and benefits costs and certain costs associated with information systems enhancements.

INCOME TAXES

         The Company's effective income tax rate increased to 37% for the three and six months ended June 30, 1996 as compared to 36% for the same periods in 1995 and includes both state and federal income tax components.

ASSET QUALITY

         The asset quality of a portfolio is generally a function of the following: the initial underwriting criteria used, seasoning of the accounts, account management activities and geographic, demographic, or other forms of concentration, as well as general economic conditions. The average age of the accounts is an important indicator of the stability of delinquency and loss levels; a portfolio consisting of older accounts generally behaves more predictably than a newly generated portfolio. New accounts initially exhibit a rising trend of delinquency and credit losses which reaches a more steady state of delinquency and net losses generally within three years from origination.

DELINQUENCIES

         Table 5 shows loan delinquency trends for the periods presented on a reported and managed loan basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the billing date. The Company generally continues to accrue interest until the loan is charged off.

- --------------------------------------------------------------------------------
                            TABLE 5 - DELINQUENCIES*
- --------------------------------------------------------------------------------

                                                                       JUNE 30
- ---------------------------------------------------------------------------------------------------------
                                                          1996                           1995
- ---------------------------------------------------------------------------------------------------------
                                                               % OF                               % OF
(dollars in thousands)                           LOANS      TOTAL LOANS            LOANS      TOTAL LOANS
=========================================================================================================
REPORTED:
Loans outstanding                          $    3,569,740      100.00%        $   2,666,293      100.00%
Loans delinquent:
    30 - 59 days                                   76,784        2.15                39,415        1.48
    60 - 89 days                                   38,976        1.09                22,144         .83
    90 or more days                                77,845        2.18                46,342        1.74
- ---------------------------------------------------------------------------------------------------------
Total                                      $      193,605        5.42%        $     107,901        4.05%
=========================================================================================================

MANAGED:
Loans outstanding                          $   11,178,541      100.00%        $   8,943,049      100.00%
Loans delinquent:
    30 - 59 days                                  187,209        1.68               104,203        1.17
    60 - 89 days                                  101,141         .90                57,608         .64
    90 or more days                               224,970        2.01               112,332        1.26
- ---------------------------------------------------------------------------------------------------------
Total                                      $      513,320        4.59%        $     274,143        3.07%
=========================================================================================================

*Includes credit card loans held for securitization.

         The delinquency rate for reported loans was 5.42% at June 30, 1996, up from the 4.05% for the same date in 1995 and down from 6.07% at March 31, 1996. The increase in the reported delinquency rate from June 30, 1995 to June 30, 1996 reflects seasoning of the Company's retained interests in securitization trusts, industry-wide softening in the performance of consumer loans and growth in the non-balance transfer product portfolio, such as secured cards, affinity and co-branded cards, joint account cards, college student cards and other cards targeted to other non-balance transfer market segments, offset by newer loan originations. The Company's non-balance transfer products historically have higher delinquency rates than the typical balance transfer loans. In the case of secured card loans, collateral reduces any ultimate charge-off. The costs associated with higher delinquency and potentially higher charge-off rates are considered in pricing of individual products. The 65 basis point decrease in the reported delinquency rate to 5.42% at June 30, 1996 from 6.07% at March 31, 1996 is primarily attributable to the 38% new growth in reported loans period over period.

         The delinquency rate for the managed loan portfolio was 4.59% at June 30, 1996, up from the 3.07% for the same date in 1995 and up from 4.51% at March 31, 1996. The managed portfolio's delinquency rate at June 30, 1996 reflected the factors discussed above as well as the seasoning of the accounts and loan balances.

NET CHARGE-OFFS

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 6 presents the Company's net charge-offs for the periods presented on a reported and managed basis.

- --------------------------------------------------------------------------------
                           TABLE 6 - NET CHARGE-OFFS*
- --------------------------------------------------------------------------------

                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    JUNE 30                             JUNE 30
- ---------------------------------------------------------------------------------------------------------
(dollars in thousands)                      1996               1995            1996               1995
=========================================================================================================

REPORTED:
Average loans outstanding             $    3,244,169    $    2,882,842   $   2,990,669     $   2,625,245
Net charge-offs                               23,956            14,536          47,772            21,715
Net charge-offs as a percentage
    of average loans outstanding               2.95%             2.02%            3.19%             1.65%
=========================================================================================================

MANAGED:
Average loans outstanding             $   10,734,894    $    8,697,119   $  10,497,932     $   8,179,824
Net charge-offs                              106,567            45,612         197,179            81,616
Net charge-offs as a percentage
    of average loans outstanding               3.97%             2.10%            3.76%             2.00%
=========================================================================================================

*Includes credit card loans held for securitization.

         Net charge-offs of managed loans increased $61.0 and $115.6 million, or 134% and 142%, for the three and six months ended June 30, 1996 from the comparable periods in the prior year. For the three and six months ended June 30, 1996, the Company's net charge-offs as a percentage of managed loans was 3.97% and 3.76%, respectively, compared to 2.10% and 2.00% for the same periods in the prior year. This increase in net charge-offs is the result of continued seasoning of the portfolio and the industry-wide softening in the performance of consumer loans.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is the periodic expense of maintaining an adequate allowance at the amount estimated to be sufficient to absorb possible future losses, net of recoveries (including recovery of collateral), inherent in the existing on-balance sheet loan portfolio. In evaluating the adequacy of the allowance for loan losses, the Company takes into consideration several factors including economic trends and conditions, overall asset quality, loan seasoning and trends in delinquencies and expected charge-offs. The Company's primary guideline is a calculation which uses current delinquency levels and other measures of asset quality to estimate net charge-offs. Credit card loans are typically charged off when they are six months past-due, unless the customer is determined to be bankrupt, in which case the account is generally charged off within 30 days of verification. Once a loan is charged off, it is the Company's policy to continue to pursue the collection of principal and interest.

         Management believes that the allowance for loan losses is adequate to cover anticipated losses in the on-balance sheet loan portfolio under current conditions. There can be no assurance as to the future credit losses that may be incurred in connection with the Company's loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the entire on-balance sheet loan portfolio. Table 7 sets forth the activity in the allowance for loan losses for the periods indicated.

- --------------------------------------------------------------------------------
                 TABLE 7 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
- --------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                          JUNE 30
- ----------------------------------------------------------------------------------------------------------
(dollars in thousands)                          1996              1995            1996           1995
- ----------------------------------------------------------------------------------------------------------

BALANCE AT BEGINNING OF PERIOD             $     74,000     $     68,516     $     72,000      $    68,516
Provision for loan losses                        25,110           17,260           50,278           25,896
Net deduction arising in securitization
   transactions                                  (5,984)          (2,200)          (8,109)          (5,128)
Loans charged off                               (22,502)         (16,396)         (46,633)         (25,072)
Recoveries of loans previously
   charged off                                    3,376            3,336            6,464            6,304
- ----------------------------------------------------------------------------------------------------------
Net loans charged off*                          (19,126)         (13,060)         (40,169)         (18,768)
- ----------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                   $     74,000     $     70,516     $     74,000      $    70,516
==========================================================================================================
Allowance for loan losses to
  loans at period-end*                             2.88%           3.11%             2.88%            3.11%
==========================================================================================================

*Excludes credit card loans held for securitization.

         For the three and six months ended June 30, 1996, the provision increased to $25.1 and $50.3 million, respectively, from $17.3 and $25.9 million in the comparable periods of the prior year. This increase is due to an increase in the average reported loan balance of 13% and 14%, to $3.2 and $3.0 billion for the three and six months ended June 30, 1996, respectively, from $2.9 and $2.6 billion in the comparable periods of the prior year, increases in the net charge-off rate and the delinquency rate, as well as a shift in the composition of the reported loans and seasoning of the portfolio. Growth in non-balance transfer products, which have historically higher charge-off rates than balance transfer products, increases the amount of provision necessary to absorb credit losses.

LIQUIDITY AND FUNDING

         Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets and by debt funding. A significant source of liquidity for the Company has been the securitization of credit card loans. Maturity terms of the existing securitizations vary from 1996 to 2000 and typically have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated for the participants in the securitization and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled which would accelerate the need for funding.

         As such loans amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that it can securitize credit card loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect.

         The Company maintains a portfolio of high-quality securities such as U.S. Government, Eurodollar and federal funds representing in excess of 10% of managed assets at June 30, 1996 in order to provide adequate liquidity and to meet its on-going cash needs. At June 30, 1996, the Company held approximately $1.1 billion in such securities with maturities of 90 days or less.

         Interest-bearing liabilities increased $1.2 billion, or 35%, to $4.8 billion at June 30, 1996 from $3.6 billion at March 31, 1996. Interest-bearing deposits and bank notes increased $511 and $635 million, respectively, from March 31, 1996 to June 30, 1996. The Company also issued $200 million of deposit notes during the quarter. These increases in interest-bearing liabilities are the result of the need for funding the quarter's loan growth.

Table 8 shows the maturation of large denomination CDs at June 30, 1996

- --------------------------------------------------------------------------------
     TABLE 8 - MATURITIES OF DOMESTIC LARGE DENOMINATION CDS OF $100,000
               OR MORE
- --------------------------------------------------------------------------------

                                                                                  JUNE 30, 1996
- --------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                  BALANCE                 PERCENT
- --------------------------------------------------------------------------------------------------------

3 months or less                                                    $       926,280             94.76%
Over 3 through 6 months                                                      11,534              1.18
Over 6 through 12 months                                                     39,706              4.06
- --------------------------------------------------------------------------------------------------------
Total                                                               $       977,520            100.00%
========================================================================================================

         The Company also had $65 million outstanding on its $1.7 billion revolving credit arrangement. The additional unused commitment is available as funding needs may arise.

         On April 30, 1996, the Bank amended and restated its existing $3.5 billion bank note program. Under the amended bank note program, the Bank may issue from time to time up to $4.5 billion of senior bank notes with maturities from 30 days to 30 years and up to $200 million of subordinated bank notes with maturities from 5 to 30 years. At June 30, 1996, the Company had $3.1 billion in senior bank notes outstanding. As of June 30, 1996, no subordinated bank notes have been issued.

         Also on April 30, 1996, the Bank established a deposit note program under which the Bank may issue from time to time up to $2.0 billion of deposit notes with maturities from 30 days to 30 years from the date of issue. At June 30, 1996, the Company had $200 million in deposit notes outstanding.

         In addition, in the second quarter of 1996, the Corporation filed a registration statement for the offering from time to time of $200 million aggregate principal amount of senior and subordinated debt and preferred stock.

         In January 1996, the Company implemented a dividend reinvestment and stock purchase plan (the "DRIP") to provide existing stockholders with the opportunity to purchase additional shares of the Company's common stock by reinvesting quarterly dividends or making optional cash investments. The Company uses proceeds from the DRIP for general corporate purposes.

         During June 1996, upon the approval of the Office of Thrift Supervision, the Company established a new subsidiary Capital One, F.S.B., an FDIC-insured federal savings bank, with an initial capital contribution of $25 million. Capital One, F.S.B. will permit the expansion of the Company's information-based strategy into other consumer financial products.

CAPITAL ADEQUACY

         At June 30, 1996, the Bank's risk-based Tier I capital ratio was 10.97%, its risk-based total capital ratio was 12.23% and its Tier I leverage ratio was 9.91%. The Bank's ratio of common equity to managed assets was 4.96%. The Company anticipates maintaining a strong capital position. The Bank is subject to the capital adequacy guidelines adopted by the Federal Reserve Board. At June 30, 1996, the Bank exceeded the requirements of a "well-capitalized" institution as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991.

         During the second quarter of 1996, the Bank received final regulatory approval to establish a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve Board that, for so long as the Bank maintains such branch in the United Kingdom, the Company will maintain a minimum Tier I leverage ratio of 3.0%. At June 30, 1996 the Company's Tier I leverage ratio was 13.54%.

         Capital One, F.S.B. is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision. At June 30, 1996, Capital One, F.S.B.'s tangible capital ratio was 9.51%, its risk-based capital ratio was 483.15% and its leverage ratio was 9.51%, which reflect the start-up nature of its operations. At June 30, 1996, Capital One, F.S.B. also exceeded the requirements of a "well-capitalized" institution as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991.

OFF-BALANCE SHEET RISK

         The Company is subject to off-balance sheet risk in the normal course of business including commitments to extend credit, excess servicing income from securitization and interest rate swap agreements ("swaps"). In order to reduce interest rate sensitivity and to match asset and liability repricings, the Company has entered into swaps which involve elements of credit or interest rate risk in excess of the amount recognized on the balance sheet. Swaps present the Company with certain credit, market, legal and operational risks. The Company has established credit policies to manage these risks.

         At June 30, 1996, the Company had $2.4 billion in notional amount of swaps to match asset and liability repricings, the majority of which reduce exposure relating to the mismatch of quarterly repricing credit card loan assets and medium-term fixed rate bank notes. The fair value, based on the forward yield curve, at June 30, 1996 of swap positions for which the Company is exposed to credit risk from counterparties is $35.7 million. Tables 9 and 10 reflect the maturity and activity of swap positions, respectively, at June 30, 1996 and for the three and six months then ended.

- --------------------------------------------------------------------------------
                   TABLE 9 - MATURITY OF INTEREST RATE SWAPS
- --------------------------------------------------------------------------------

                                                                      JUNE 30, 1996
- --------------------------------------------------------------------------------------------------------
                                                WITHIN          OVER ONE                        AVERAGE
                                                 ONE            TO FIVE                          LIFE
(dollars in millions)                            YEAR             YEARS         TOTAL           (YEARS)
- --------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS:

  RECEIVE FIXED/PAY FLOATING:
      Notional amount                         $      524       $   1,580       $   2,104           1.77
      Weighted average rates received               7.99%           7.28%           7.45%
      Weighted average rates paid                   5.56%           5.54%           5.55%

  RECEIVE FLOATING/PAY FLOATING:
      Notional amount                         $      260                       $     260           0.06
      Weighted average rates received               5.43%                           5.43%
      Weighted average rates paid                   5.51%                           5.51%
========================================================================================================

Weighted average rates received and paid are based on the contractual rates in effect at June 30, 1996. Floating rates under the interest rate swap contracts are based on varying terms of LIBOR.

- --------------------------------------------------------------------------------
                   TABLE 10 - SUMMARY OF INTEREST RATE SWAPS
- --------------------------------------------------------------------------------

                                      THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                         1996             1995                1996            1995
- --------------------------------------------------------------------------------------------------------
(dollars in millions)                     NOTIONAL AMOUNT                   NOTIONAL AMOUNT
- --------------------------------------------------------------------------------------------------------
RECEIVE FLOATING/PAY FIXED:
         Beginning of period                         $       600
                 Additions                                                               $     4,800
                 Maturities                                  600                               4,800
- --------------------------------------------------------------------------------------------------------
         End of period             $          -      $         -        $                $         -
========================================================================================================
RECEIVE FIXED/PAY FLOATING:
         Beginning of period       $      2,104      $     2,144        $     2,144      $       539
                 Additions                                                                     1,605
                 Maturities                                                      40
- --------------------------------------------------------------------------------------------------------
         End of period             $      2,104      $     2,144        $     2,104      $     2,144
========================================================================================================
RECEIVE FLOATING/PAY FLOATING:
         Beginning of period       $        260      $       260        $       260
                 Additions                                                               $       260
- --------------------------------------------------------------------------------------------------------
         End of period             $        260      $       260        $       260      $       260
========================================================================================================

BUSINESS OUTLOOK

         This business outlook section summarizes the Company's expectations for earnings for the year ending December 31, 1996 and its primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain of the statements are forward looking statements, and actual results could differ materially.
Factors which could materially influence results are set forth in the last paragraph of this section and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Part I, Item I, Cautionary Statements).

         Consistent with Company targets, the Company expects that earnings per share for the year ending December 31, 1996, will increase by approximately 20% over earnings per share for the year ended December 31, 1995 and will result in a return on equity in excess of 20%.

         The Company's strategy for future growth has been, and it is expected will continue to be, to apply its proprietary information-based strategy ("IBS") to its credit card business as well as to other businesses, both financial and non-financial, to identify new product opportunities. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a further description of the Company's IBS (Part I, Item 1, Business).
Coincident with its growth strategy, the Company expects to increase substantially its marketing (solicitation) expenses in 1996, as compared to 1995, and to invest in new products or services that management believes will produce above 20% target earnings growth and return on equity.

         Historically, the Company has concentrated its efforts on credit card opportunities. These opportunities have included, and it is expected will continue to include, various low-rate balance transfer products, as well as other non-balance transfer credit card products. Generally, these non-balance transfer credit card products tend to have lower credit lines, balances that build over time, less attrition, higher margins (including fees), higher operational costs and, in some cases, higher delinquencies and credit losses than the Company's traditional low-rate balance transfer products. In general, these non-balance transfer products have overall higher returns than the traditional balance transfer products in current market conditions. The Company uses its IBS in an effort to balance the mix of credit card products to optimize profitability within the context of acceptable risk. The Company expects that its growth in credit card accounts and managed loans outstanding will continue through calendar year 1996 with a mix of balance transfer and non-balance transfer products. Actual growth quarter over quarter and year over year may vary, however, as the Company plans to remain flexible in the allocation of marketing expenses spent on specific products to take advantage of market opportunities as they emerge.

         The Company also has been applying, and expects to continue applying, its IBS to other financial products and non-financial products. The Company is in various stages of developing and testing a number of new products or services -- ranging from the early stages of testing to advanced stages of analyzing test results. To date, the Company has not spent a material portion of its marketing expenses on non-card products. However, as the Company continues to explore non-card opportunities and when it begins to market these products more broadly, the Company expects that the percentage of marketing expenses applied to non-card products or services will increase significantly over time.

         The Company expects to maintain a flexible approach to its marketing investment. The Company intends to continue applying its IBS to all products, even established products and businesses, and the results of ongoing testing will influence the amount and allocation of future marketing investment. Management believes that, through the continued application of IBS, the

Company can develop product and service offerings to sustain growth, and that it has the personnel, financial resources and business strategy necessary for continued success. As the Company attempts to diversify and expand its product offerings, however, there can be no assurance that the historical financial information of the Company will necessarily reflect the results of operations and financial condition of the Company in the future. The Company's actual results will be influenced by, among other things, the factors discussed in this section.

         The Company's strategies and objectives outlined above and the other forward looking statements contained in this section involve a number of risks and uncertainties. The Company cautions readers that any forward looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intensive competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial products, changes in the Company's aggregate accounts or loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company, and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business; the amount, and rate of growth in, the Company's expenses (including associate and marketing (solicitation) expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the Company's SEC reports, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1995 (Part I, Item 1, Cautionary Statements).

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)              Exhibits:

                 The following exhibits are filed herewith.

                          EXHIBIT
                          NUMBER           DESCRIPTION

                            4.1 Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto).

                            4.2 Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1 and A-2 thereto).

                            10.1 Amended and Restated Distribution Agreement dated April 30, 1996 among Capital One Bank and the agents named therein.

                            10.2 Distribution Agreement dated April 30, 1996 among Capital One Bank and the agents named therein.

                            10.3           First Amendment to Operative
                                           Documents dated as of June 5, 1996
                                           among Capital One Bank, as
                                           construction agent and as lessee,
                                           First Security Bank of Utah, N.A.,
                                           as owner/trustee for the COB Real
                                           Estate Trust 1995-1,
                                           NationsBank of Texas, N.A., as
                                           administrative agent, as
                                           initial lender and as initial
                                           holder named therein.

                            11             Computation of Per Share Earnings

(b) The Company filed a Current Report on Form 8-K dated July 2, 1996, Commission File No. 1-13300, announcing the establishment of Capital One F.S.B.

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAPITAL ONE FINANCIAL CORPORATION
                                        ---------------------------------
                                                   (Registrant)


Date:  August 14, 1996                  /s/James M. Zinn
                                        ---------------------------------
                                        James M. Zinn
                                        Senior Vice President,
                                        Chief Financial Officer
                                        (Chief Accounting Officer
                                        and duly authorized officer
                                        of the Registrant)

                                 EXHIBIT INDEX



 EXHIBIT
 NUMBER          DESCRIPTION                                                                  PAGE NUMBER
 ------          -----------                                                                  -----------

   4.1           Amended and Restated Issuing and Paying Agency Agreement
                 dated as of April 30, 1996 between Capital One Bank and
                 Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto).                 29

   4.2           Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits
                 A-1 and A-2 thereto).                                                            132

   10.1          Amended and Restated Distribution Agreement dated April 30,
                 1996 among Capital One Bank and the agents named therein.                        195

   10.2          Distribution Agreement dated April 30, 1996 among Capital One
                 Bank and the agents named therein.                                               259

   10.3          First Amendment to Operative Documents dated as of June 5, 1996 among Capital One Bank, as construction agent and as lessee, First
                 Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate
                 Trust 1995-1, NationsBank of Texas, N.A., as administrative agent, as
                 initial lender and as initial holder named therein.                              322

   11            Computation of Per Share Earnings                                                337