Form 10-Q
period 1996-09-30
CAPITAL ONE FINANCIAL CORP
filed 1996-11-14
CIK 927628

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from _________ to
         _________.


                         Commission file number 1-13300


                       CAPITAL ONE FINANCIAL CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Delaware                                                  54-1719854
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia      22042-4525
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (703) 205-1000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                (Not Applicable)
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
    -----     -----

As of October 31, 1996, there were 66,297,405 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                       CAPITAL ONE FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX

                               September 30, 1996


                                                                                               PAGE
                                                                                               ----

PART I.    FINANCIAL INFORMATION


           ITEM 1.  Financial Statements (unaudited):
                        Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . .      3
                        Condensed Consolidated Statements of Income . . . . . . . . . . . .      4
                        Condensed Consolidated Statements of Changes  . . . . . . . . . . .
                            in Stockholders' Equity . . . . . . . . . . . . . . . . . . . .      5
                        Condensed Consolidated Statements of
                            Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .      6
                        Notes to Condensed Consolidated Financial Statements  . . . . .          7

           ITEM 2.  Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10



PART II.   OTHER INFORMATION


           ITEM 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .     26

                    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

ITEM 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)


                                                                     SEPTEMBER 30             DECEMBER 31
                                                                         1996                    1995
=========================================================================================================
ASSETS
Cash and due from banks                                             $     155,474          $       51,680
Federal funds sold                                                        250,000                 465,000
Interest-bearing deposits at other banks                                  376,050                 355,780
---------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                             781,524                 872,460
Securities available for sale                                             684,989                 413,016
Consumer loans held for securitization                                  1,300,000                 400,000
Consumer loans                                                          3,162,008               2,521,679
Less:  Allowance for loan losses                                          (92,500)                (72,000)
----------------------------------------------------------------------------------------------------------
    Net loans                                                           3,069,508               2,449,679
Premises and equipment, net                                               164,630                 139,074
Interest receivable                                                        40,694                  55,573
Accounts receivable from securitizations                                  483,239                 359,379
Other assets                                                               68,510                  70,140
---------------------------------------------------------------------------------------------------------
    Total assets                                                    $   6,593,094          $    4,759,321
=========================================================================================================

LIABILITIES
Interest-bearing deposits                                           $   1,294,695          $      696,037
Other short-term borrowings                                               716,492                 809,803
Bank notes                                                              3,363,123               2,491,869
Deposit notes                                                             299,996
Interest payable                                                           56,696                  73,931
Other liabilities                                                         160,813                  88,490
---------------------------------------------------------------------------------------------------------
    Total liabilities                                                   5,891,815               4,160,130

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
    50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
    300,000,000 shares, 66,286,645 and 66,174,567
    issued and outstanding at September 30, 1996 and
    December 31, 1995, respectively                                           663                     662
Paid-in capital, net                                                      476,921                 469,830
Retained earnings                                                         223,695                 128,699
---------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                            701,279                 599,191
---------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                      $   6,593,094          $    4,759,321
=========================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(dollars in thousands, except per share data) (unaudited)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30                 SEPTEMBER 30
------------------------------------------------------------------------------------------------------------
                                                           1996          1995          1996          1995
============================================================================================================
INTEREST INCOME:
    Consumer loans, including fees                  $    170,593    $   114,093   $    408,107   $   281,848
    Federal funds sold                                     3,885          6,035        16,349         19,300
    Other                                                 13,757          8,785        34,674         21,264
------------------------------------------------------------------------------------------------------------
         Total interest income                           188,235        128,913        459,130       322,412
INTEREST EXPENSE:
    Deposits                                              16,569         14,360        40,143         36,293
    Other short-term borrowings                            7,535         14,765        21,450         52,072
    Bank and deposit notes                                57,477         40,127        145,622        91,090
------------------------------------------------------------------------------------------------------------
         Total interest expense                           81,581         69,252        207,215       179,455
------------------------------------------------------------------------------------------------------------
Net interest income                                      106,654         59,661        251,915       142,957
Provision for loan losses                                 53,933         18,652        104,211        44,548
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       52,721         41,009        147,704        98,409
NON-INTEREST INCOME:
    Servicing                                            109,549         98,193        346,850       299,488
    Service charges                                       72,983         23,555        141,641        60,816
    Interchange                                           14,847          9,449        37,264         23,652
    Other                                                  9,337          5,663        22,708         17,853
------------------------------------------------------------------------------------------------------------
         Total non-interest income                       206,716        136,860        548,463       401,809
NON-INTEREST EXPENSE:
    Salaries and associate benefits                       57,562         36,648        151,493        98,090
    Solicitation                                          60,177         34,267        154,434       109,474
    Communications and data processing                    20,251         15,438        55,070         46,913
    Supplies and equipment                                15,486         11,388        42,269         29,713
    Occupancy                                              5,692          3,246        14,711          9,812
    Other                                                 37,655         23,821        94,630         67,594
------------------------------------------------------------------------------------------------------------
         Total non-interest expense                      196,823        124,808        512,607       361,596
------------------------------------------------------------------------------------------------------------
Income before income taxes                                62,614         53,061        183,560       138,622
Income taxes                                              23,793         19,113        68,543         49,919
------------------------------------------------------------------------------------------------------------
Net income                                          $     38,821    $    33,948   $    115,017   $    88,703
============================================================================================================
Earnings per share                                  $        .58    $       .51   $       1.72   $      1.33
============================================================================================================
Weighted average common and
    common equivalent shares outstanding              67,058,129     66,726,983    67,021,722     66,701,943
============================================================================================================
Dividends paid per share                            $        .08    $       .08   $       .24    $       .16
============================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)




                                                                                                               TOTAL
                                               COMMON STOCK           PAID-IN            RETAINED         STOCKHOLDERS'
                                            SHARES      AMOUNT     CAPITAL, NET          EARNINGS             EQUITY
======================================================================================================================
Balance, December 31, 1994               66,067,250    $    661     $    462,844       $    11,052       $    474,557
Net income                                                                                  88,703             88,703
Cash dividends - $.16 per share                                                            (10,586)           (10,586)
Issuance of common stock                     40,621           1              780                                  781
Exercise of stock options                     6,582                          132                                  132
Restricted stock grants                      35,715
Amortization of deferred
    compensation                                                           2,997                                2,997
Change in unrealized gains on
    securities available for sale,
    net of income taxes of $2,342                                                            4,349              4,349
----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995              66,150,168    $    662     $    466,753       $    93,518       $    560,933
======================================================================================================================

Balance, December 31, 1995               66,174,567    $    662     $    469,830       $   128,699       $    599,191
Net income                                                                                 115,017            115,017
Cash dividends - $.24 per share                                                            (15,397)           (15,397)
Issuance of common stock                    104,126           1            2,179                                2,180
Exercise of stock options                     8,616                          139                                  139
Tax benefit from stock awards                                                261                                  261
Restricted stock, net                          (664)                         162                                  162
Common stock issuable
    under incentive plan                                                   4,350                                4,350
Other                                                                                           (8)                (8)
Change in unrealized gains on
    securities available for sale,
    net of income taxes of $2,486                                                           (4,616)            (4,616)
----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996              66,286,645    $    663     $    476,921       $   223,695       $    701,279
======================================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30
----------------------------------------------------------------------------------------------------------
                                                                           1996                 1995
==========================================================================================================
OPERATING ACTIVITIES:
    Net income                                                       $      115,017         $      88,703
    Adjustments to reconcile net income to cash
           provided by operating activities:
        Provision for loan losses                                           104,211                44,548
        Depreciation and amortization                                        31,214                23,438
        Stock compensation plans                                              4,512                 2,997
        Decrease (increase) in interest receivable                           14,879               (16,729)
        Increase in accounts receivable from securitizations               (123,860)             (251,685)
        Increase in other assets                                             (1,901)               (9,931)
        (Decrease) increase in interest payable                             (17,235)               38,782
        Increase in other liabilities                                        72,323                90,693
----------------------------------------------------------------------------------------------------------

           Net cash provided by operating activities                        199,160                10,816
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchases of securities available for sale                             (516,884)             (403,218)
    Proceeds from maturities of securities available for sale               240,040               100,000
    Proceeds from securitization of credit card loans                     1,445,000             2,775,000
    Net increase in consumer loans                                       (3,079,014)           (3,610,944)
    Recoveries of loans previously charged off                                9,974                 9,533
    Additions of premises and equipment, net                                (52,731)              (44,589)
----------------------------------------------------------------------------------------------------------
           Net cash used for investing activities                        (1,953,615)           (1,174,218)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Net increase in interest-bearing deposits                               598,658               477,833
    Net decrease in other short-term borrowings                             (93,311)           (1,095,385)
    Issuances of bank and deposit notes                                   1,757,750             2,469,869
    Maturities of bank and deposit notes                                   (586,500)
    Proceeds from exercise of stock options                                     139                   132
    Net proceeds from issuance of common stock                                2,180                   781
    Dividends paid                                                          (15,397)              (10,586)
----------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                      1,663,519             1,842,644
----------------------------------------------------------------------------------------------------------

    (Decrease) increase in cash and cash equivalents                        (90,936)              679,242
    Cash and cash equivalents at beginning of period                        872,460               406,880
----------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                       $      781,524         $   1,086,122
==========================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 1996
(dollars in thousands, except per share data) (unaudited)

NOTE A:  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Capital One Financial Corporation (the "Corporation") and its subsidiaries. The Corporation is a holding company whose subsidiaries provide a variety of products to consumers. Capital One Bank (the "Bank") offers credit card products and Capital One, F.S.B. provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company".

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with these condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 1996 presentation.

NOTE B:  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash paid for interest for the nine months ended September 30, 1996 and 1995 was $224,450 and $140,673, respectively. Cash paid for income taxes for the nine months ended September 30, 1996 and 1995 was $64,675 and $46,727, respectively.

EARNINGS PER SHARE

     Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding, including dilutive stock options and restricted stock.

NOTE C:  BORROWINGS

     The Company funds itself with a combination of interest bearing deposits, short-term borrowings, bank and deposit notes. In addition, the Corporation filed a registration statement on Form S-3 with the Securities and Exchange Commission for the issuance from time to time of up to $200 million aggregate principal amount of senior and subordinated debt, preferred stock and common stock. The registration statement was declared effective on September 25, 1996.

NOTE D:  STOCK PLANS

     The Company has determined that it will continue to account for associate stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, will adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation."

NOTE E:  COMMITMENTS AND CONTINGENCIES

     During 1995, the Corporation and the Bank became involved in three purported class action suits relating to certain collection practices engaged in by Signet Bank and, subsequently, by the Bank. The complaints in these three cases allege that Signet Bank, the Corporation and/or the Bank violated a variety of federal and state statutes and constitutional and common law duties by filing collection lawsuits, obtaining judgements and pursuing garnishment proceedings in the Virginia state courts against defaulted credit card customers who were not residents of Virginia. These cases have been filed in the Superior Court of California in the County of Alameda, Southern Division, on behalf of a class of California residents, in the United States District Court for the District of Connecticut on behalf of a nationwide class, and in the United States District Court for the Middle District of Florida on behalf of a nationwide class (except for California). The complaints in these three cases seek unspecified statutory damages, compensatory damages, punitive damages, restitution, attorneys' fees and costs, a permanent injunction and other equitable relief.

     On July 31, 1996, the Florida case was dismissed without prejudice, which permits further proceedings. The plaintiff has since noticed her appeal to the United States Court of Appeals for the Eleventh Circuit and refiled certain claims arising out of state law in Florida state court.

     On September 30, 1996, the Connecticut court entered judgement in favor of the Bank on plaintiff's federal claims and dismissed without prejudice plaintiff's state law claims. The plaintiff has refiled, on behalf of a class of Connecticut residents, her claims arising out of state law in a Connecticut state court.

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

ITEM 2.
                       CAPITAL ONE FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products to consumers. Capital One Bank (the "Bank") offers credit card products and Capital One, F.S.B. (the "Savings Bank") provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company". The Company is one of the largest providers of MasterCard and Visa credit cards in the United States. At September 30, 1996, the Company had 8.2 million customers and $12.1 billion in managed loans outstanding. The Company's profitability is affected by the net interest margin and non-interest income earned on earning assets, customer usage patterns, credit quality, solicitation expenses and operating costs.

EARNINGS SUMMARY

     Net income for the three months ended September 30, 1996 of $38.8 million, or $.58 per share, compares to net income of $33.9 million, or $.51 per share, for the same period in 1995.

     The increase in net income is primarily a result of an increase in both asset volumes and rates. Net interest income increased $47.0 million, or 79%, as average earning assets increased 22% and the net interest margin increased to 8.23% from 5.60%. The provision for loan losses increased $35.3 million, as average loans increased 19%, the reported net charge-off rate increased to 3.45% from 2.30% and the reported delinquency rate increased to 6.58% from 4.67%. Non-interest income increased $69.9 million, or 51%, primarily as a result of the increase in average managed loans of 19%, a shift to more fee-based products and a change in the timing and amount of certain fees charged. Increases in solicitation expense of $25.9 million, or 76%, and other non-interest expense of $46.1 million, or 51%, reflect the increase in marketing investment in existing and new product opportunities and the cost of operations to manage the growth in accounts.

     Net income for the nine months ended September 30, 1996 of $115.0 million, or $1.72 per share, compares to net income of $88.7 million, or $1.33 per share, for the same period in 1995. This 30% increase primarily reflects the growth in loans and accounts and an improvement in the net interest margin and non-interest income described above. Each component of net income is discussed in further detail in subsequent sections of this analysis.

MANAGED LOAN PORTFOLIO

     The Company analyzes its financial performance on a managed loan portfolio basis. Managed loan data adjusts the income statement and balance sheet to add back the effect of securitized loans. Increases or decreases in the interest paid by the Company on variable rate securitizations generally are offset by corresponding increases or decreases in the amount of excess servicing income the Company receives. The Company evaluates its interest rate exposure on a managed portfolio basis.

     The Company's managed loan portfolio is comprised of on-balance sheet consumer loans, consumer loans held for securitization and securitized consumer loans. Securitized loans are not assets of the Company and, therefore, are not shown on the balance sheet. Table 1 summarizes the Company's managed loan portfolio.

                        TABLE 1 - MANAGED LOAN PORTFOLIO

                                                                         SEPTEMBER 30
-------------------------------------------------------------------------------------------------
(dollars in thousands)                                             1996                  1995
-------------------------------------------------------------------------------------------------
PERIOD-END BALANCES:
Consumer loans held for securitization                         $1,300,000               $600,000
On-balance sheet consumer loans                                 3,162,008              2,412,318
Securitized consumer loans                                      7,679,032              7,189,094
-------------------------------------------------------------------------------------------------
Total managed loan portfolio                                  $12,141,040            $10,201,412
=================================================================================================

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
-------------------------------------------------------------------------------------------------
(dollars in thousands)                                             1996                  1995
-------------------------------------------------------------------------------------------------
AVERAGE BALANCES:
Consumer loans held for securitization                           $993,478               $436,954
On-balance sheet consumer loans                                 2,961,643              2,896,726
Securitized consumer loans                                      7,625,933              6,358,967
-------------------------------------------------------------------------------------------------
Total managed loan portfolio                                  $11,581,054             $9,692,647
=================================================================================================

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
-------------------------------------------------------------------------------------------------
(dollars in thousands)                                             1996                  1995
-------------------------------------------------------------------------------------------------
AVERAGE BALANCES:
Consumer loans held for securitization                           $599,270               $348,534
On-balance sheet consumer loans                                 2,718,262              2,515,451
Securitized consumer loans                                      7,547,108              5,825,655
-------------------------------------------------------------------------------------------------
Total managed loan portfolio                                  $10,864,640             $8,689,640
=================================================================================================


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

                TABLE 2 - IMPACT OF CREDIT CARD SECURITIZATIONS

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30                  SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     1996            1995           1996             1995
------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME (AS REPORTED):
Net interest income                                  $   106,654       $    59,661  $   251,915        $  142,957
Provision for loan losses                                 53,933            18,652      104,211            44,548
Non-interest income                                      206,716           136,860      548,463           401,809
Non-interest expense                                     196,823           124,808      512,607           361,596
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                62,614            53,061      183,560           138,622
------------------------------------------------------------------------------------------------------------------
ADJUSTMENTS FOR SECURITIZATIONS:
Net interest income                                      160,581           102,934      479,007           300,153
Provision for loan losses                                 87,286            37,877      236,693            97,778
Non-interest income                                      (73,295)          (65,057)    (242,314)         (202,375)
Non-interest expense                                           -                 -            -                 -
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     -                 -            -                 -
------------------------------------------------------------------------------------------------------------------
MANAGED STATEMENTS OF INCOME (AS ADJUSTED):
Net interest income                                      267,235           162,595      730,922           443,110
Provision for loan losses                                141,219            56,529      340,904           142,326
Non-interest income                                      133,421            71,803      306,149           199,434
Non-interest expense                                     196,823           124,808      512,607           361,596
------------------------------------------------------------------------------------------------------------------
Income before income taxes                           $    62,614       $    53,061  $   183,560        $  138,622
==================================================================================================================
OPERATING DATA AND RATIOS:
    REPORTED:
         Average earning assets                      $ 5,182,877       $ 4,259,858  $ 4,491,002        $3,717,076
         Return on average assets                           2.55%             2.74%        2.94%             2.80%
         Net interest margin(1)                             8.23%             5.60%        7.48%             5.13%
    MANAGED:
         Average earning assets                      $12,808,810       $10,618,825  $12,038,110        $9,542,731
         Return on average assets                           1.13%             1.20%        1.20%             1.18%
         Net interest margin(1)                             8.35%             6.12%        8.10%             6.19%
    YIELD ON MANAGED PORTFOLIO                             15.14%            12.95%       14.71%            13.02%
==================================================================================================================


(1) Net interest margin is equal to net interest income divided by average earning assets.

NET INTEREST INCOME

     Net interest income is interest and past-due fees earned from the Company's loans and securities less interest expense on borrowings, which includes certificates of deposit in denominations of $100,000 or greater ("large denomination CDs"), federal funds purchased, borrowings from banks and bank and deposit notes.

     Net interest income for the three months ended September 30, 1996, was $106.7 million compared to $59.7 million for the same period in 1995, representing an increase of $47.0 million, or 79%. For the nine months ended September 30, 1996, net interest income was $251.9 million compared to $143.0 million for the same period in 1995, representing an increase of $109.0 million, or 76%. Net interest income increased as a result of growth in earning assets and an increase in net interest margin. Average earning assets increased 22% and 21% for the three and nine months ended September 30, 1996, respectively, versus the same periods in 1995. The yield on earning assets increased 243 and 206 basis points for the three and nine months ended September 30, 1996, respectively, to 14.53% from 12.10% and to 13.63% from 11.57%, as compared to the same periods in the prior year. The increases were primarily attributable to a 356 and a 328 basis point increase in the yield on consumer loans for the three and nine months ended September 30, 1996, respectively, to 17.25% from 13.69% and to 16.40% from 13.12%, as compared to the same periods in the prior year. The yield on consumer loans increased due to the repricing of introductory rate loans to higher rates in accordance with their respective terms over the past year, changes in product mix and the increase in the amount of past-due fees charged from both a change in terms and as the delinquency rate increased. An additional factor for the increased net interest margin was the decrease in average rates paid on borrowed funds for the three and nine months ended September 30, 1996 to 6.36% from 6.63% and to 6.35% from 6.76%, respectively, as compared to the same periods in 1995. These decreases primarily reflect decreases in short-term market rates from period to period.

     The managed net interest margin for the three and nine months ended September 30, 1996 increased to 8.35% from 6.12% and to 8.10% from 6.19%, respectively, as compared to the same periods in the prior year. This increase was primarily the result of a 219 and a 169 basis point increase in loan yield for the three and nine months ended September 30, 1996, respectively, and a reduction of 39 and 54 basis points in borrowing costs for the same periods, respectively, as compared to the same periods in the prior year. The increase in loan yield to 15.14% and 14.71% for the three and nine months ended September 30, 1996, respectively, from 12.95% and 13.02% for the same periods in 1995, principally reflects the repricing of introductory rate loans, changes in product mix and the increase in past-due fees charged on delinquent accounts as noted above. Additionally, the decrease in average rates paid on managed interest-bearing liabilities to 5.91% and 5.81% for the three and nine months ended September 30, 1996, respectively, versus 6.30% and 6.35% during the same periods in 1995, reflects decreases in short-term market rates from period to period.

     Table 3 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 1996 and 1995.

 TABLE 3 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES


                                                          THREE MONTHS ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   1996                                              1995
---------------------------------------------------------------------------------------------------------------------------------
                                         AVERAGE        INCOME/         YIELD/            AVERAGE        INCOME/          YIELD/
                                         BALANCE        EXPENSE          RATE             BALANCE        EXPENSE           RATE
=================================================================================================================================
ASSETS:
Earning assets
    Consumer loans(1)                   $3,955,121      $170,593          17.25%        $3,333,680      $ 114,093          13.69%
    Federal funds sold                     281,598         3,885           5.52            406,256          6,035           5.94
    Other securities                       946,158        13,757           5.82            519,922          8,785           6.76
---------------------------------------------------------------------------------------------------------------------------------
Total earning assets                     5,182,877      $188,235          14.53%         4,259,858      $ 128,913          12.10%
Cash and due from banks                     30,405                                           9,178
Allowance for loan losses                  (80,830)                                        (70,396)
Premises and equipment, net                160,140                                         118,845
Other assets                               799,109                                         646,804
---------------------------------------------------------------------------------------------------------------------------------
Total assets                            $6,091,701                                      $4,964,289
=================================================================================================================================
LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                            $1,234,066      $ 16,569           5.37%        $  899,706      $  14,360           6.38%
    Other short-term borrowings            465,596         7,535           6.47            956,075         14,765           6.18
    Bank and deposit notes               3,434,769        57,477           6.69          2,321,784         40,127           6.91
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       5,134,431      $ 81,581           6.36%         4,177,565      $  69,252           6.63%
Other liabilities                          259,028                                         231,984
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                        5,393,459                                       4,409,549
Equity                                     698,242                                         554,740
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity            $6,091,701                                      $4,964,289
=================================================================================================================================
Net interest spread                                                        8.17%                                            5.47%
=================================================================================================================================
Interest income to
    average earning assets                                                14.53%                                           12.10%
Interest expense to
    average earning assets                                                 6.30                                             6.50
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                        8.23%                                            5.60%
=================================================================================================================================


(1) Interest income includes past-due fees on loans of $30,198 and $13,371 for the three months ended September 30, 1996 and 1995, respectively.

                                                          NINE MONTHS ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   1996                                              1995
---------------------------------------------------------------------------------------------------------------------------------
                                         AVERAGE        INCOME/         YIELD/            AVERAGE        INCOME/          YIELD/
                                         BALANCE        EXPENSE          RATE             BALANCE        EXPENSE           RATE
=================================================================================================================================
ASSETS:
Earning assets
    Consumer loans(1)                   $3,317,532     $ 408,107          16.40%        $2,863,985      $ 281,848          13.12%
    Federal funds sold                     404,953        16,349           5.38            432,999         19,300           5.94
    Other securities                       768,517        34,674           6.02            420,092         21,264           6.75
---------------------------------------------------------------------------------------------------------------------------------
Total earning assets                     4,491,002     $ 459,130          13.63%         3,717,076      $ 322,412          11.57%
Cash and due from banks                     14,590                                           5,086
Allowance for loan losses                  (76,264)                                        (68,541)
Premises and equipment, net                151,845                                         113,592
Other assets                               640,089                                         464,122
---------------------------------------------------------------------------------------------------------------------------------
Total assets                            $5,221,262                                      $4,231,335
=================================================================================================================================
LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                            $  961,515     $  40,143           5.57%        $  745,160      $  36,293           6.49%
    Other short-term borrowings            449,256        21,450           6.37          1,059,408         52,072           6.55
    Bank and deposit notes               2,941,689       145,622           6.60          1,732,747         91,090           7.01
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       4,352,460     $ 207,215           6.35%         3,537,315      $ 179,455           6.76%
Other liabilities                          211,059                                         166,737
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                        4,563,519                                       3,704,052
Equity                                     657,743                                         527,283
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity            $5,221,262                                      $4,231,335
=================================================================================================================================
Net interest spread                                                        7.28%                                            4.81%
---------------------------------------------------------------------------------------------------------------------------------
Interest income to
    average earning assets                                                13.63%                                           11.57%
Interest expense to
    average earning assets                                                 6.15                                             6.44
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                        7.48%                                            5.13%
=================================================================================================================================

(1) Interest income includes past-due fees on loans of $65,208 and $34,445 for the nine months ended September 30, 1996 and 1995, respectively.

INTEREST VARIANCE ANALYSIS

     Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. Table 4 sets forth the dollar amount of the increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates for the three and nine months ended September 30, 1996 versus the comparable periods in the prior year.

                      TABLE 4 - INTEREST VARIANCE ANALYSIS

                                                   THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                               SEPTEMBER 30, 1996 VS 1995                        SEPTEMBER 30, 1996 VS 1995
---------------------------------------------------------------------------------------------------------------------------------
                                         INCREASE            CHANGE DUE TO*              INCREASE             CHANGE DUE TO*
(dollars in thousands)                  (DECREASE)      VOLUME           RATE           (DECREASE)        VOLUME           RATE
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Consumer loans                             $56,500       $23,579        $32,921           $126,259       $ 48,961       $ 77,298
Federal funds sold                          (2,150)       (1,745)          (405)            (2,951)        (1,202)        (1,749)
Other securities                             4,972         6,343         (1,371)            13,410         15,942         (2,532)
---------------------------------------------------------------------------------------------------------------------------------
Total interest income                       59,322        30,839         28,483            136,718         73,583         63,135

INTEREST EXPENSE
Deposits                                     2,209         4,743         (2,534)             3,850          9,529         (5,679)
Other short-term borrowings                 (7,230)       (7,907)           677            (30,622)       (29,173)        (1,449)
Bank and deposit notes                      17,350        18,663         (1,313)            54,532         60,132         (5,600)
---------------------------------------------------------------------------------------------------------------------------------
Total interest expense                      12,329        15,305         (2,976)            27,760         39,345        (11,585)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income*                       $46,993       $14,844        $32,149           $108,958       $ 34,027       $ 74,931
=================================================================================================================================

*The change in interest due to volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.

SERVICING INCOME

     Servicing income increased $11.4 and $47.4 million, or 12% and 16%, for the three and nine months ended September 30, 1996, respectively, from the same periods in 1995, primarily due to increases in net interest income on securitized loans offset by increased charge-offs on such loans. Average securitized loans increased 20% and 30% for the three and nine months ended September 30, 1996 compared to the same periods in the prior year. Net interest income on securitized loans increased $57.6 and $178.9 million, or 56% and 60%, for the three and nine months ended September 30, 1996, respectively, as a result of the loan growth and an increase in the securitized portfolio's net interest margin to 8.42% and 8.46% for the three and nine months ended September 30, 1996, respectively, from 6.47% and 6.87% for the same periods in the prior year. This increase in net interest margin is the result of an increase in yield on securitized loans of 148 and 99 basis points for the three and nine months ended September 30, 1996, respectively, as a result of repricing introductory rate accounts and a decrease for the same periods in the cost of funds on securitized loans of 47 and 60 basis points as short-term rates declined from the same periods in the prior year. Charge-offs on securitized loans for the three and nine months ended September 30, 1996 increased $49.4 and $138.9 million, respectively, or 131% and 142%, for the same periods compared to the prior year due to the increase in average securitized loans, an increase in the average age of accounts (generally referred to as "seasoning") and general economic trends in consumer credit performance.

OTHER NON-INTEREST INCOME

     Other non-interest income increased 151% and 97%, to $97.2 and $201.6 million for the three and nine months ended September 30, 1996, compared to $38.7 and $102.3 million for the same periods in the prior year. The increase in other non-interest income was due to an increase in the average number of accounts of 35% and 28% for the three and nine months ended September 30, 1996, respectively, an increase in charge volume, a shift to more fee-based products and a change in the timing and amount of overlimit fees charged.

NON-INTEREST EXPENSE

     Non-interest expense for the three and nine months ended September 30, 1996 was $196.8 and $512.6 million, respectively, an increase of 58% and 42% over $124.8 and $361.6 million, for the same periods in the prior year. Contributing to the increase in non-interest expense were solicitation expenses, which rose $25.9 and $45.0 million, or 76% and 41% for the three and nine months ended September 30, 1996, respectively, compared to the same periods in the prior year. This increase represents the Company's continued investment in new products and services (see "Business Outlook" for further discussion). All other non-interest expenses increased $46.1 and $106.1 million, or 51% and 42%, to $136.6 and $358.2 million for the three and nine months ended September 30, 1996, respectively, from $90.5 and $252.1 million in the same periods in the prior year. The increase in other non-interest expense was primarily a result of an increase in the average number of accounts of 35% and 28% for the three and nine months ended September 30, 1996, respectively, a product mix shift to more service intensive accounts, an increase in charge volume and an increase in certain costs associated with information systems enhancements.

INCOME TAXES

     The Company's effective income tax rate increased to 38% and 37.34% for the three and nine months ended September 30, 1996, respectively, as compared to 36% for the same periods in 1995 and includes both state and federal income tax components. The increase in the effective tax rate is primarily the result of increased state tax expense as the Company expands its operations into multiple jurisdictions.

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

                            TABLE 5 - DELINQUENCIES*


                                                                      SEPTEMBER 30
--------------------------------------------------------------------------------------------------------
                                                         1996                            1995
--------------------------------------------------------------------------------------------------------
                                                                 % of                           % of
(dollars in thousands)                          LOANS         TOTAL LOANS        LOANS       TOTAL LOANS
========================================================================================================
REPORTED:
Loans outstanding                             $ 4,462,008         100.00%   $ 3,012,318         100.00%
Loans delinquent:
    30 - 59 days                                  102,732           2.30%        52,221           1.73%
    60 - 89 days                                   63,781           1.43         31,526           1.05
    90 or more days                               127,139           2.85         57,022           1.89
-------------------------------------------------------------------------------------------------------
Total                                         $   293,652           6.58%   $   140,769           4.67%
=======================================================================================================
MANAGED:
Loans outstanding                             $12,141,040         100.00%   $10,201,412         100.00%
Loans delinquent:
    30 - 59 days                                  224,309           1.85%       134,142           1.31%
    60 - 89 days                                  134,977           1.11         76,365           0.75
    90 or more days                               285,521           2.35        133,461           1.31
-------------------------------------------------------------------------------------------------------
Total                                         $   644,807           5.31%   $   343,968           3.37%
=======================================================================================================

*Includes credit card loans held for securitization.

     The delinquency rate for reported loans was 6.58% at September 30, 1996, up from 4.67% for the same date in 1995 and up from 5.42% at June 30, 1996. The increase in the reported delinquency rate from September 30, 1995 to September 30, 1996 reflects seasoning of the Company's retained interests in securitization trusts, general economic trends in consumer credit performance and the fact that a significant portion of the non-balance transfer product portfolio, such as secured cards, affinity and co-branded cards, joint account cards, college student cards and other cards targeted to other non-balance transfer market segments, is included in reported loans. The Company's non-balance transfer products historically have higher delinquency rates than the typical balance transfer loans. In the case of secured card loans, collateral mitigates the increased risk and impact of charge-offs. The costs associated with higher delinquency and charge-off rates are considered in the pricing of individual products. The 116 basis point increase in the reported delinquency rate to 6.58% at September 30, 1996 from 5.42% at June 30, 1996 reflects the factors discussed above.

     The delinquency rate for the managed loan portfolio was 5.31% at September 30, 1996, up from 3.37% for the same date in 1995 and up from 4.59% at June 30, 1996. The managed portfolio's delinquency rate at September 30, 1996 reflects the continued seasoning of accounts and loan balances, the increased presence of non-balance transfer products and general economic trends in consumer credit performance.

NET CHARGE-OFFS

     Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 6 presents the Company's net charge-offs for the periods presented on a reported and managed basis.

                           TABLE 6 - NET CHARGE-OFFS*

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30                  SEPTEMBER 30
-------------------------------------------------------------------------------------------------------
(dollars in thousands)                           1996             1995           1996           1995
=======================================================================================================
REPORTED:
Average loans outstanding                     $ 3,955,121     $3,333,680    $ 3,317,532     $2,863,985
Net charge-offs                                    34,076         19,182         81,848         40,897
Net charge-offs as a percentage
    of average loans outstanding                     3.45%          2.30%          3.29%          1.90%
=======================================================================================================
MANAGED:
Average loans outstanding                     $11,581,054     $9,692,647    $10,864,640     $8,689,640
Net charge-offs                                   121,362         57,028        318,541        138,696
Net charge-offs as a percentage
    of average loans outstanding                     4.19%          2.35%          3.91%          2.13%
=======================================================================================================

*Includes consumer loans held for securitization.

     Net charge-offs of managed loans increased $64.3 and $179.8 million, or 113% and 130%, for the three and nine months ended September 30, 1996 from the comparable periods in the prior year. For the three and nine months ended September 30, 1996, the Company's net charge-offs as a percentage of managed loans was 4.19% and 3.91%, respectively, compared to 2.35% and 2.13% for the same periods in the prior year. This increase in net charge-offs is the result of continued seasoning of the portfolio and general economic trends in consumer credit performance.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is the periodic expense of maintaining an adequate allowance at the amount estimated to be sufficient to absorb possible future losses, net of recoveries (including recovery of collateral), inherent in the existing on-balance sheet loan portfolio. In evaluating the adequacy of the allowance for loan losses, the Company takes into consideration several factors including economic trends and conditions, overall asset quality, loan seasoning and trends in delinquencies and expected charge-offs. The Company's primary guideline is a calculation which uses current delinquency levels and other measures of asset quality to estimate net charge-offs. Consumer loans are typically charged off when they are six months past-due, unless the customer is determined to be bankrupt, in which case the account is generally charged off within 30 days of verification. Once a loan is charged off, it is the Company's policy to continue to pursue the collection of principal and interest.

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

                 TABLE 7 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30                  SEPTEMBER 30
-------------------------------------------------------------------------------------------------------
(dollars in thousands)                           1996             1995           1996           1995
-------------------------------------------------------------------------------------------------------

BALANCE AT BEGINNING OF PERIOD                    $74,000        $70,516        $72,000        $68,516
Provision for loan losses                          53,933         18,652        104,211         44,548
Net deduction arising in securitization
    transactions                                  (19,829)        (1,752)       (27,938)        (6,880)
Increase from consumer loan purchase                9,000                         9,000
Loans charged off                                 (28,114)       (20,129)       (74,747)       (45,201)
Recoveries of loans previously
    charged off                                     3,510          3,229          9,974          9,533
-------------------------------------------------------------------------------------------------------
Net loans charged off*                            (24,604)       (16,900)       (64,773)       (35,668)
-------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                          $92,500        $70,516        $92,500        $70,516
=======================================================================================================
Allowance for loan losses to
    loans at period-end*                             2.93%          2.92%          2.93%          2.92%
=======================================================================================================

*Excludes consumer loans held for securitization.

     For the three and nine months ended September 30, 1996, the provision increased to $53.9 and $104.2 million, respectively, from $18.7 and $44.5 million in the comparable periods of the prior year. This increase is due to an increase in the average reported loan balance of 19% and 16%, to $4.0 and $3.3 billion for the three and nine months ended September 30, 1996, respectively, from $3.3 and $2.9 billion in the comparable periods of the prior year, increases in the net charge-off rate and the delinquency rate, as well as a shift in the composition of reported loans and seasoning of the portfolio. Growth in non-balance transfer products, which have historically higher charge-off rates than balance transfer products, increases the amount of provision necessary to absorb credit losses.

     The allowance for loan losses increased an additional $9.0 million in the third quarter of 1996 in connection with the purchase of approximately $185 million of consumer loans from Signet Bank. This purchase represents the culmination of an agreement with Signet Bank and the former parent of the Company, Signet Banking Corporation, to hold consumer loans for the Company until it could establish subsidiaries authorized to hold and originate such loans.

LIQUIDITY AND FUNDING

     Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets and by debt funding. A significant source of liquidity for the Company has been the securitization of credit card loans. Maturity terms of the existing securitizations vary from 1996 to 2001 and typically have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated for the participants in the securitization and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled which would accelerate the need for funding.

     As such loans amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that it can securitize credit card loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect.

     The Company maintains a portfolio of high-quality securities such as U.S. Government, U.S. Government agency mortgage-backed securities, Eurodollar time deposits, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its on-going cash needs. At September 30, 1996, the Company held $1.5 billion in such securities.

     Interest-bearing liabilities increased $0.9 billion, or 18%, to $5.7 billion at September 30, 1996 from $4.8 billion at June 30, 1996. The increase is primarily the result of an increase in other short-term borrowings and bank and deposit notes of $457 and $329 million, respectively, from June 30, 1996 to September 30, 1996 and reflects the need for funding the quarter's loan growth.

Table 8 shows the maturation of large denomination CDs at September 30, 1996

TABLE 8 - MATURITIES OF DOMESTIC LARGE DENOMINATION CDS OF $100,000
          OR MORE


                                               SEPTEMBER 30, 1996
------------------------------------------------------------------------
(dollars in thousands)                    BALANCE               PERCENT
------------------------------------------------------------------------

3 months or less                         $722,549                 84.77%
Over 3 through 6 months                    57,063                  6.69
Over 6 through 12 months                   72,774                  8.54
------------------------------------------------------------------------
Total                                    $852,386                100.00%
========================================================================


     In additon to large denomination CD's, retail deposits of $442 million have been raised through the Savings Bank as an additional source of Company funding.

     The Company also had $70 million outstanding on its $1.715 billion revolving credit arrangement. The additional unused commitment is available as funding needs may arise.

     On April 30, 1996, the Bank amended and restated its existing $3.5 billion bank note program. Under the amended bank note program, the Bank may issue from time to time up to $4.5 billion of senior bank notes with maturities from 30 days to 30 years and up to $200 million of subordinated bank notes with maturities from 5 to 30 years. At September 30, 1996, the Company had $3.4 billion in senior bank notes outstanding. As of September 30, 1996, no subordinated bank notes have been issued.

     Also on April 30, 1996, the Bank established a deposit note program under which the Bank may issue from time to time up to $2.0 billion of deposit notes with maturities from 30 days to 30 years from the date of issue. At September 30, 1996, the Company had $300 million in deposit notes outstanding.

     In addition, the Corporation filed a registration statement on Form S-3 with the Securities and Exchange Commission for the issuance from time to time of $200 million aggregate principal amount of senior and subordinated debt and preferred and common stock, which was declared effective on September 25, 1996. As of September 30, 1996, no debt or stock has been issued under this registration statement.

     In January 1996, the Company implemented a dividend reinvestment and stock purchase plan (the "DRIP") to provide existing stockholders with the opportunity to purchase additional shares of the Company's common stock by reinvesting quarterly dividends or making optional cash investments. The Company uses proceeds from the DRIP for general corporate purposes.

CAPITAL ADEQUACY

     At September 30, 1996, the Bank's risk-based Tier I capital ratio was 10.61%, its risk-based total capital ratio was 11.86% and its Tier I leverage ratio was 8.95%. The Bank's ratio of common equity to managed assets was 4.99%. The Company anticipates maintaining a strong capital position. The Bank is subject to the capital adequacy guidelines adopted by the Federal Reserve Board. At September 30, 1996, the Bank exceeded the requirements of a "well-capitalized" institution as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991.

     During 1996, the Bank received final regulatory approval to establish a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve Board that, for so long as the Bank maintains such branch in the United Kingdom, the Company will maintain a minimum Tier I leverage ratio of 3.0%. At September 30, 1996, the Company's Tier I leverage ratio was 11.46%.

     The Savings Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision. At September 30, 1996, the Savings Bank's tangible capital ratio was 8.00%, its risk-based capital ratio was 13.69% and
its leverage ratio was 8.00%.   At September 30, 1996, the Savings Bank also
exceeded the requirements of a "well-capitalized" institution as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

     At September 30, 1996, the Company had $2.1 billion in notional amount of swaps to match asset and liability repricings, the majority of which reduce exposure relating to the mismatch of quarterly repricing consumer loan assets and medium-term fixed rate bank notes. The fair value, based on the forward yield curve, at September 30, 1996 of swap positions for which the Company is exposed to credit risk from counterparties is $32.9 million. Tables 9 and 10 reflect the maturity and activity of swap positions, respectively, at September 30, 1996 and for the three and nine months then ended.

                   TABLE 9 - MATURITY OF INTEREST RATE SWAPS

                                                                       SEPTEMBER 30, 1996
---------------------------------------------------------------------------------------------------------
                                                     WITHIN        OVER ONE                     AVERAGE
                                                      ONE          TO FIVE                        LIFE
(dollars in millions)                                 YEAR          YEARS         TOTAL         (YEARS)
---------------------------------------------------------------------------------------------------------

INTEREST RATE SWAPS:

     RECEIVE FIXED/PAY FLOATING:
        Notional amount                               $1,024         $1,080        $2,104           1.40
        Weighted average rates received                7.38%          7.52%         7.45%
        Weighted average rates paid                    5.53%          5.57%         5.55%

=========================================================================================================

Weighted average rates received and paid are based on the contractual rates in effect at September 30, 1996. Floating rates under the interest rate swap contracts are based on varying terms of LIBOR.

                   TABLE 10 - SUMMARY OF INTEREST RATE SWAPS

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30                 SEPTEMBER 30
                                                       1996            1995         1996            1995
---------------------------------------------------------------------------------------------------------
(dollars in millions)                                    NOTIONAL AMOUNT               NOTIONAL AMOUNT
---------------------------------------------------------------------------------------------------------
RECEIVE FIXED/PAY FLOATING:
     Beginning of period                              $2,104         $2,144        $2,144         $  539
        Additions                                                                                  1,605
        Maturities                                                                     40
---------------------------------------------------------------------------------------------------------
End of period                                         $2,104         $2,144        $2,104         $2,144
=========================================================================================================
RECEIVE FLOATING/PAY FLOATING:
     Beginning of period                              $  260         $  260        $  260
        Additions                                                                                 $  260
        Maturities                                       260                          260
---------------------------------------------------------------------------------------------------------
End of period                                         $              $  260        $              $  260
=========================================================================================================

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

     Historically, the Company has concentrated its efforts on credit card opportunities. These opportunities have included, and it is expected will continue to include, various low-rate balance transfer products, as well as other non-balance transfer credit card products. Generally, these non-balance transfer credit card products tend to have lower credit lines, balances that build over time, less attrition, higher margins (including fees), higher operational costs and, in some cases, higher delinquencies and credit losses than the Company's traditional low-rate balance transfer products. In general, these non-balance transfer products have overall higher returns than the traditional balance transfer products in current market conditions. The Company uses its IBS in an effort to balance the mix of credit card products to optimize profitability within the context of acceptable risk. The Company expects that its growth in credit card accounts and managed loans outstanding will continue through calendar year 1996, although at a more moderate pace, with a mix of balance transfer and non-balance transfer products. Actual growth quarter over quarter and year over year may vary, however, as the Company plans to remain flexible in the allocation of marketing expenses spent on specific products to take advantage of market opportunities as they emerge.

     The Company also has been applying, and expects to continue applying, its IBS to other financial products and non-financial products. The Company has established the Savings Bank and several non-bank operating subsidiaries to identify and explore new product opportunities. The Company is in various stages of developing and test marketing a number of new products or services, including but not limited to selected non-card consumer lending products and the reselling of telecommunication services. During the third quarter 1996, the Company allocated an increased percentage of its marketing expenses to non-card products or services. To date, only a relatively small dollar volume of assets and a relatively small number of accounts have been generated as a result of such expenditures. As the Company continues to apply its IBS to non-card opportunities and builds the infrastructure necessary to support new businesses, an increased percentage of the Company's marketing and operating expenses may be attributable to such businesses.

     The Company expects to maintain a flexible approach to its marketing investment. The Company intends to continue applying its IBS to all products, even established products and businesses, and the results of ongoing testing will influence the amount and allocation of future marketing investment. Management believes that, through the continued application of IBS, the Company can develop product and service offerings to sustain growth, and that it has the personnel, financial resources and business strategy necessary for continued success. However, as the Company attempts to apply IBS to diversify and expand its product offerings beyond credit cards, there can be no assurance that the historical financial information of the Company will necessarily reflect the results of operations and financial condition of the Company in the future. The Company's actual results will be influenced by, among other things, the factors discussed in this section.

     The Company's strategies and objectives outlined above and the other forward looking statements contained in this section involve a number of risks and uncertainties. The Company cautions readers that any forward looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intensive competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial products, changes in the Company's aggregate accounts or loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company, and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business; the amount, and rate of growth in, the Company's expenses (including operating and marketing (solicitation) expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the Company's SEC reports, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1995 (Part I, Item 1, Cautionary Statements).

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)              Exhibits:

                 Exhibit 11-Computation of Per Share Earnings                      Page  27

                 Exhibit 12-Computation of Ratio of Earnings to Fixed Charges      Page  28




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

                                      CAPITAL ONE FINANCIAL CORPORATION
                                      ---------------------------------
                                                (Registrant)


Date:  November 14, 1996              /s/James M. Zinn
                                      -----------------------------
                                      James M. Zinn
                                      Senior Vice President,
                                      Chief Financial Officer
                                      (Chief Accounting Officer
                                      and duly authorized officer
                                      of the Registrant)