Form 10-K
period 1996-12-31
CAPITAL ONE FINANCIAL CORP
filed 1997-03-27
CIK 927628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.
For the fiscal year ended December 31, 1996.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).
For the transition period from ____________ to ____________.

Commission File No. 1-13300


                       CAPITAL ONE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                         54-1719854
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


2980 Fairview Park Drive, Suite 1300
       Falls Church, Virginia                               22042-4525
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (703) 205-1000


Securities registered pursuant to Section 12(b) of the Act:


         Title of each class                          Name of each exchange on
                                                      which registered

         Common Stock, $.01 Par Value                 New York Stock Exchange

         Preferred Stock                              New York Stock Exchange
         Purchase Rights*

---------

* Attached to each share of Common Stock is a Right to acquire 1/100th of a share of the Registrant's Cumulative Participating Preferred Stock, par value $.01 per share, which Rights are not presently exercisable.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                 ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 1997:

                   Common Stock, $.01 Par Value -- $2,515,356,548*

----------

* In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant's directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares outstanding of the registrant's common stock as of the close of business on February 28, 1997:

                   Common Stock, $.01 Par Value - 66,348,820


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV.

2. Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 24, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Capital One Financial Corporation (the "Corporation") is a holding company, incorporated in Delaware on July 21, 1994, whose subsidiaries provide a variety of products and services to consumers. The Corporation's principal subsidiary, Capital One Bank (the "Bank"), a limited purpose Virginia state chartered credit card bank, offers credit card products. Capital One, F.S.B. (the "Savings Bank"), a federally chartered savings bank, provides certain consumer lending and deposit services. Capital One Services, Inc., another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. Unless indicated otherwise, the term "Company" refers to the Corporation and its consolidated subsidiaries and for periods prior to the Separation (as defined herein), Signet Bank's credit card division. The Company's common stock is listed on
the New York Stock Exchange under the symbol COF.   The Company's principal
executive office is located at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia 22042-4525 (telephone number (703) 205-1000).

         The Company is one of the oldest continually operating bank card issuers in the U.S. having commenced operations in 1953, the same year as the formation of what is now MasterCard International. The Company is among the ten largest issuers of Visa and MasterCard credit cards in the United States based on managed credit card loans outstanding as of December 31, 1996. The growth in the Company's managed credit card loans and accounts was due largely to credit card industry dynamics and the success of the Company's proprietary information-based strategy ("IBS") initiated in 1988.

         The Bank offers two brands of credit cards, Visa and MasterCard, and within each brand, premium ("gold") cards and unsecured and secured standard credit card products. Prior to November 22, 1994, the Bank conducted its operations as a division of Signet Bank, a wholly-owned subsidiary of Signet Banking Corporation ("Signet"). Pursuant to the terms of an agreement among Signet, Signet Bank and the Corporation (the "Separation Agreement"), Signet Bank contributed designated assets and liabilities of its credit card division into the Bank, initially established as a subsidiary of Signet Bank (the "Separation"). Signet Bank immediately distributed the capital stock of the Bank to Signet, which then contributed such stock to the Corporation. Concurrently with the Separation, the Corporation issued 7,125,000 shares of the Corporation's common stock, par value $.01 ("Common Stock") in an initial public offering. On February 28, 1995, Signet distributed all of the remaining shares of the Common Stock held by it to Signet shareholders of record as of February 10, 1995 (the "Distribution").

         In June 1996, the Company established the Savings Bank to expand the Company's product offerings and its relationship with its cardmembers. The Savings Bank currently offers Visa and MasterCard credit cards and installment loans, in each case, both unsecured and secured. The Savings Bank expects to offer multiple financial products to existing cardmembers and other households using the Company's IBS and existing information technology systems.

         Information-Based Strategy

         The Company's IBS is designed to allow the Company to differentiate among customers based on credit risk, usage and other characteristics and to match customer characteristics with appropriate product offerings. IBS involves developing sophisticated models, information systems, well-trained personnel and a flexible culture to create credit card or other products and services that address the demands of changing consumer and competitive markets. By using sophisticated statistical modeling techniques, the Company is able to segment its potential customer lists based upon the integrated use of credit scores, demographics, customer behavioral characteristics and other criteria. By actively testing a wide variety of product and service features, marketing channels and other aspects of its offerings, the Company can design and target customized solicitations at various customer segments, thereby enhancing customer response levels and maximizing returns on investment within given underwriting parameters. Continued integrated testing and model development builds on information gained from earlier phases and is intended to improve the quality, performance and profitability of the Company's solicitation and account management initiatives. The Company applies IBS to all areas of its business, including solicitations, account management, credit line management, pricing strategies, usage stimulation, collections, recoveries and account and balance retention.

         Products

         The Company offers an array of Visa and MasterCard credit card products to customers throughout the United States and in the United Kingdom. Products consist of varying annual percentage rates ("APRs"), finance charges and fee combinations (annual membership fees, past-due, overlimit, returned check, cash advance and other fees), credit limits and other special features or services, depending on the risk profile and other characteristics of the targeted customer segment. The Company offers gold cards, which generally have higher lines of credit and additional ancillary benefits, and unsecured and secured standard card products. The Company uses information derived from proprietary statistical models and targets customers with carefully matched combinations of pricing, credit analysis and packaging. The Company's pricing philosophy reflects a risk-based approach where customers with better credit qualifications generally merit more favorable pricing. The Company continually tests new product offerings and pricing combinations targeted to different customer segments.

         The Company's credit card offerings include products referred to by the Company as "First Generation Products" and "Second Generation Products." The Company initially targeted its offerings to experienced users of general purpose credit card products offering low introductory rate products with accounts repricing to higher rates after six to 16 months from the date of origination, "First Generation Products". Accounts also may be repriced upwards or downwards based on individual customer performance. These First Generation Products permit cardholders to use Company issued credit line checks for cash or purchases or, under balance transfer programs, to pay down other card balances. The Company manages the repricing of these First Generation Products to maximize return on investment at the customer level, taking into consideration the risk and expected performance of these products.

         Faced with increased competition for these First Generation Products, the Company began to test a number of other markets and product offerings, resulting in the development of so-called "Second Generation Products". The Company's Second Generation Products consist of secured card products and other customized credit card products including joint, affinity and co-branded, college student and other accounts. Many of the Company's Second Generation Products are offered to moderate income consumers or consumers with a blemished, little or no credit history, consumers which historically have not been solicited by lenders to the same extent as more experienced, affluent
credit users.   The Company provides credit to these underserved markets by utilizing its IBS to better evaluate the credit risk of these consumers and to apply a risk-based pricing strategy to optimize profitability within the context of acceptable risks. As a result, Second Generation Products are generally designed to have lower credit lines and higher APRs and fees, including annual membership fees. Second Generation Products also tend to have balances that build over time, less attrition, higher operational costs, and, in most cases, higher delinquencies and credit losses than First Generation Products. Although the target market for Second Generation Products is composed of individuals with relatively high risk profiles, the Company's management believes that, utilizing its IBS, the Company can effectively evaluate, price and monitor these risks. See "Cautionary Factors" herein.

         The significant growth to date of the Company's consumer accounts and managed loan balances initially was due largely to credit card industry dynamics and the success of the Company's IBS in generating the First Generation Products. Second Generation Products contribute to the growth in number of the Company's consumer accounts but do not have an immediate impact on managed loan balances, as these products have lower balances that build over time. The Company's product mix at any time may vary as the Company intends to remain flexible in allocation of marketing investment spent on specific products to take advantage of market opportunities as they arise.

         The Company has also been applying its IBS to develop other financial and non-financial products and services. The Company has established the Savings Bank and several non-bank operating subsidiaries to explore these new product and service opportunities. The Company is in various stages of developing and test marketing a number of new products and services, including, but not limited to, selected non-card consumer lending products and the reselling of telecommunications services. To date, only a relatively small dollar volume of assets and a relatively small number of accounts have been generated as a result of such marketing efforts.

         Geographic Diversity

         Loan portfolio concentration within a specific geographic region or demographic portion of the population may be regarded as positive or negative based upon the current and expected credit characteristics and performance of the portfolio. The Company's consumer loan portfolio is geographically diverse. See Note M to the Consolidated Financial Statements on page 53 of the Company's Annual Report to its stockholders for the year ended December 31, 1996, which is incorporated herein by reference.

         Origination and Risk Management

         The Company's primary method of account acquisition is direct mail solicitation. Since the introduction of IBS in 1988, the Company has steadily increased its solicitation efforts and has developed a sophisticated screening process to target potential customers. The Company tracks and periodically reviews the results of each solicitation. Management information systems and processes enable management to monitor the effectiveness of prescreening and underwriting criteria, and such criteria are modified based on the results obtained from this process.

         The Company employs a comprehensive risk management process that integrates all aspects of an account's life cycle, from origination to closure. Marketing and credit policy decisions are made by a credit policy group consisting of senior management representatives from the credit operations, risk management and marketing and analysis units. This group originates credit policy from the viewpoints of both profitability and credit risk, based on prescreening criteria, proprietary model development and usage, as well as reviews of test programs and test results. Significant test results are reviewed before the widespread introduction of a tested policy or product.

         The Company uses various credit risk scores, generated by both third party providers of scoring models and by proprietary models. These scores are used, together with other criteria, in multiple screening reviews at both the prescreening stage and the credit application stage. Score usage continues after the account has been established and throughout its life cycle to adjust credit lines, pricing and collection policies.

         Account Management

         Management has found that active account management is necessary in order to respond to the changing economic environment and cardholder risk, usage and payment patterns. The Company applies new credit scores to each account several times a year and new behavioral scores for open accounts each month. This information is used in account management strategies relating to credit lines, pricing, usage stimulation, retention and collection. For creditworthy and profitable accounts, such periodic review may result in more favorable pricing, higher credit lines or other enhancements which, based on testing, are likely to increase account usage or the overall profitability of an account. Conversely, for delinquent or other accounts with significant credit risk, periodic review may result in an account being reassigned to a higher risk category and hence not being eligible for credit line increases or, in certain circumstances, having pricing adjusted upward or the credit line reduced.

         The IBS approach has allowed the Company to develop customized collections and pricing strategies based on cardholder behavior. Similarly, IBS has been used in developing the Company's retention strategies. The Company has developed integrated systems which evaluate account profitability and risk, test various strategies for cost and effectiveness in retaining cardholders and assist service representatives in negotiating potential pricing alternatives. Certain of the Company's products, including the introductory rate program and balance transfer program, have a repricing feature after an initial period. The Company has developed methodologies for retaining these accounts and the balances in these accounts after the expiration of the initial period.

         Credit Operations

         The Company's credit extension process is actively managed by senior management and is designed to bring consistency in credit practices and operating efficiencies. The Company's scoring technology and verification procedures are highly automated with limited judgmental review. The credit evaluation process is based on proprietary models using, among other things, scores developed by nationally recognized scoring firms and tailored to individual programs. These scores are validated, monitored and maintained by the Company as part of IBS. The scores provide a statistically measurable way to make decisions about applications, to evaluate risk and to modify credit extension policies.

         For pre-approved account solicitations, which constitutes one of the primary methods of solicitation, the Company's current process generally begins with a prescreening review which identifies consumers who are likely to be approved for a credit card account. In the prescreening process, the Company provides a set of credit history and other criteria to credit reporting agencies, which generate lists with desired attributes. The Company further refines this list by applying additional sets of underwriting criteria resulting in a new list which represents the consumers who receive direct mail solicitations. The Company also employs additional underwriting criteria that are based upon proprietary models designed to predict the relative credit risk of potential account holders. Those persons who receive solicitation packages generally must fill out acceptance certificates which are used to initiate a back-end verification process in which an applicant's credit information is reviewed a second time, updated and verified against criteria established by lending guidelines. Once the acceptance certificates are returned and sorted and current credit reporting agency reports are obtained, the acceptance certificates are processed through the Company's underwriting criteria. Each approved applicant is offered a line of credit commensurate with the results of the back-end credit verification.

         The Company manually reviews applications that are rejected by the Company's credit scoring system because of inconsistencies in application information, inquiry from a rejected applicant or for other reasons. Credit analysts then have the ability to override decisions made by the system upon the receipt of additional information from an applicant or otherwise.

         For non-pre-approved solicitations, the Company acquires names of prospective customers from a variety of sources and then edits the list utilizing internal and external sources. The prospective customers on the final list are mailed solicitations. Prospective customers who respond to a solicitation are approved or declined based on both the characteristics drawn from the application submitted and a credit reporting agency.

         Collection Procedures

         The Company generally considers an account delinquent if a minimum payment due thereunder is not received by the Company by the cardholder's payment date. Delinquent accounts are first directed to the pre-collection system, where appropriate early collection actions are taken. Early contact with delinquent cardholders may include payment reminders by telephone, by billing statement and by mail. In most cases, an account is restricted and privileges are suspended depending on the riskiness of the account between four and 105 days after the account enters the Company's collections department.
The Company may also, at its discretion, enter into arrangements with delinquent account holders to extend or otherwise change payment schedules. Efforts to collect delinquent credit card accounts are generally made by the Company's regular collections group, but may also be made by third-party collection agents.

         The focus of the Company's response to an early stage delinquency is rehabilitation and identification of the causes for delinquency. The Company's policies and procedures are designed to encourage cardholders to pay delinquent amounts; for example, once a delinquent account has re-established a payment pattern with three consecutive minimum monthly payments, it can be re-aged as current. An account can be re-aged once in a 12-month period.

         The current policy of the Company is to charge-off as uncollectible an account (net of collateral) in the next billing cycle after becoming 180 days past-due. In connection with a secured card account, except as set forth below, funds deposited as collateral will generally be applied to payment on the account shortly before the account is charged-off as uncollectible. If the Company receives notice that a cardholder has filed for bankruptcy, or has had a bankruptcy petition filed against the cardholder, the Company charges off such account as soon as practicable but generally no later than 30 days after the Company receives such notice and, with respect to secured credit card accounts, funds deposited as collateral will be applied in satisfaction of the account only after the bankruptcy automatic stay is lifted. The Company charges off accounts of deceased accountholders within 60 days of receiving proper notice if no estate exists against which a proof of claim can be filed, no other party remits payments or no other responsible party is available. The Company's credit evaluation, servicing and charge-off policies and collection practices may change over time in accordance with the business judgment of the Company, applicable law and guidelines established by applicable regulatory authorities.

         Technology/Systems

         A key part of the Company's strategic focus is the development of flexible, high-volume systems capable of handling the Company's growth and changes in solicitation and account management strategies. Management believes that the continued development and integration of these systems is important to its efforts to reduce its operating costs and maintain a competitive advantage.

         The Company has developed proprietary integrated systems which allow employees to manage the large volumes of data collected through the IBS process and to utilize such data in the Company's account solicitations, application processing, account management and retention strategies. These systems allow the Company's customer service representatives to access account specific information when responding to customer inquiries.

         Funding

         The Company's primary methods of funding include loan securitizations, issuing certificates of deposit in amounts of $100,000 or greater, senior notes, deposit notes and other borrowings and fed funds purchased from financial institutions. For a discussion of the Company's funding program, see pages 19-21 and pages 30-32 of the Company's Annual Report to its stockholders for the year ended December 31, 1996 under the respective headings "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Consumer Loan Portfolio" and "-- Funding," which are incorporated herein by reference.

COMPETITION

         As a marketer of credit card products, the Company faces intense and increasing competition in all aspects of its business from numerous bank and non-bank providers of financial services. Many of these companies are substantially larger and have more resources than the Company. The Company competes with national, regional and local issuers of Visa and MasterCard credit cards. In addition, American Express, Discover Card, Diner's Club and to a certain extent smart cards or debit cards, represent additional competition in the general purpose credit card market. Although the Company believes that it is generally competitive, there can be no assurance that its ability to market its services successfully or to obtain adequate yield on its loans will not be impacted by the nature of the competition that now exists or may develop.

         In addition, the Company faces competition in seeking public funding from banks, savings banks, money market funds and a wide variety of other entities that take deposits and/or sell debt securities, some of which are publicly traded. Many of these companies are substantially larger, have more capital and other resources and have better financial ratings than the Company. Accordingly, there can be no assurance that competition from these other borrowers will not increase the Company's cost of funds.

EMPLOYEES

         As of December 31, 1996, the Company employed 5,552 full-time and 355 part-time employees. A central part of the Company's philosophy is to attract and maintain a highly capable staff. The Company views current employee relations to be satisfactory. None of the Company's employees are covered under collective bargaining agreements.

REGULATION

         General

         The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "Bureau of Financial Institutions"), the Federal Reserve Board and the FDIC. The Bank is not a "bank" under the Bank Holding Company Act of 1956, as amended (the "BHCA"), because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposit of less than $100,000, other than as permitted as collateral for extensions of credit, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. Due to the Bank's status as a limited purpose credit card bank, any non-credit card operations which may be conducted by the Company must be conducted in other operating subsidiaries of the Company.

         The Savings Bank is a federal savings bank chartered by the Office of Thrift Supervision (the "OTS") and is a member of the Federal Home Loan Bank System. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC; however, by virtue of an initial deposit assumption transaction engaged in by the Savings Bank in June 1996 when it was established, virtually all of its deposits will be assessed at rates applicable to BIF members. Pursuant to recent legislation recapitalizing the SAIF, insurance premiums currently paid by SAIF-insured institutions are equivalent to the rates paid by BIF-insured institutions. The Savings Bank is subject to comprehensive regulation and periodic examination by the OTS and the FDIC.

         The Corporation is not a bank holding company under the BHCA as a result of the Corporation's ownership of the Bank because the Bank is not a "bank" as defined under the BHCA. If the Bank failed to meet the credit card bank exemption criteria described above, the Bank's status as an insured depository institution would make the Corporation subject to the provisions of the BHCA, including certain restrictions as to the types of business activities in which a bank holding company and its affiliates may engage. Becoming a bank holding company under the BHCA would affect the Corporation's ability to engage in certain non-banking businesses. In addition, for purposes of the BHCA, if the Bank failed to qualify for the credit card bank exemption, any entity that acquired direct or indirect control of the Bank and also engaged in activities not permitted for bank holding companies could be required either to discontinue the impermissible activities or to divest itself of control of the Bank.

         As a result of the Corporation's ownership of the Savings Bank, the Corporation is a unitary savings and loan holding company subject to regulation by the OTS and the provisions of the Savings and Loan Holding Company Act. As a unitary savings and loan holding company, the Corporation generally is not restricted under existing laws as to the types of business activities in which it may engage so long as the Savings Bank continues to meet the qualified thrift lender test (the "QTL Test"). If the Corporation ceased to be a unitary savings and loan holding company as a result of its acquisition of an additional savings institution or as a result of the failure of the Savings Bank to meet the QTL Test, the types of activities that the Corporation and its non-savings association subsidiaries would be able to engage in would generally be limited to those eligible for bank holding companies.

         The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by the Bureau of Financial Institutions.

         Dividends and Transfers of Funds

         The principal source of funds for the Corporation to pay dividends on stock, make payments on debt securities and meet other obligations is dividends from its direct and indirect subsidiaries. There are various federal and Virginia law limitations on the extent to which the Bank and the Savings Bank can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, Federal Reserve Board, OTS and Virginia law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act governing transactions between an insured depository institution and its affiliates and general federal and Virginia regulatory oversight to prevent unsafe or unsound practices. In general, federal banking laws prohibit an insured depository institution, such as the Bank and the Savings Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. In addition, the Savings Bank is required to give the OTS at least 30 days' advance notice of any proposed dividend. Under OTS regulations, other limitations apply to the Savings Bank's ability to pay dividends, the magnitude of which depends upon the extent to which the Savings Bank meets its regulatory capital requirements. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by the Bank if the Bureau of Financial Institutions determines that such a limitation would be in the public interest and necessary for the Bank's safety and soundness.

         Capital Adequacy

         The Bank and the Savings Bank are currently subject to capital adequacy guidelines adopted by the Federal Reserve Board and the OTS, respectively. In the case of the Bank these include a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00%, a minimum ratio of Tier 1 capital plus Tier 2 capital to risk-weighted assets of 8.00% and a minimum "leverage ratio" of Tier 1 capital to average total tangible assets of 3.00%. Bank regulators, however, have broad discretion in applying higher capital requirements. Bank regulators consider a range of factors when determining capital adequacy, such as the organization's size, quality and stability of earnings, interest rate risk exposure, risk diversification, management expertise, asset quality, liquidity and internal controls. As of December 31, 1996, the Bank's risk-based Tier 1 capital ratio was 11.61%, its risk-based total capital ratio was 12.87% and its Tier 1 leverage ratio was 9.04%.

         The Savings Bank is currently subject to capital adequacy guidelines adopted by the OTS, including a minimum ratio of "leverage or core" capital to adjusted total assets of 3.00 , a minimum ratio of "tangible" capital (core capital less certain intangible assets) to adjusted total assets of 1.50% and a minimum ratio of "total" capital to risk-weighted assets of 8.00%. In addition, the Savings Bank is subject for the first three years of its operations to additional capital requirements, including the requirement to maintain a minimum core capital ratio of 8.00% and a risk-based capital ratio of at least 12.00%. As described above, the OTS has broad discretion to apply higher capital requirements. As of December 31, 1996, the Savings Bank's tangible capital ratio was 9.18%, its total capital ratio was 16.29% and its core capital ratio was 9.18%.

         Failure to meet applicable capital guidelines could subject the Bank and the Savings Bank to a variety of enforcement remedies available to federal regulatory authorities.

         In addition, in connection with the Bank's establishment of a branch office in the United Kingdom, the Company committed to the Federal Reserve Board that, for so long as the Bank maintains such branch in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.00%. As of December 31 1996, the Company's Tier 1 leverage ratio was 11.13%.

         FDICIA

         Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal bank regulatory authorities to take "prompt corrective action" in respect of insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an insured depository institution is considered to be well capitalized if it maintains a Tier 1 risk-based capital ratio (or core capital to risk-adjusted assets in the case of the Savings Bank) of at least 6.00%, a total risk-based capital ratio of at least 10.00% and a Tier 1 leverage capital ratio (or core capital ratio in the case of the Savings Bank) of at least 5.00%, and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. An insured depository institution is considered to be adequately capitalized if it maintains a Tier 1 risk-based capital ratio (or core capital to risk-adjusted assets in the case of the Savings Bank) of at least 4.00%, total risk-based capital ratio of at least 8.00%, and a Tier 1 leverage capital ratio (or core capital ratio in the case of the Savings Bank) of at least 4.00% (3.00% for certain highly rated institutions), and does not otherwise meet the well capitalized definition. The three undercapitalized categories are based upon the amount by which the insured depository institution falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for the purposes of applying FDICIA's prompt corrective action ("PCA") provisions, as discussed below, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of the Bank or the Savings Bank.

         As of December 31, 1996, each of the Bank and the Savings Bank met the requirements for a "well capitalized" institution. A "well capitalized" classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including the Bank and the Savings Bank.

         Under FDICIA's PCA system, an insured depository institution in the "undercapitalized category" must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5.00% of the insured depository institution's assets at the time it became undercapitalized, or the amount needed to comply with the plan. An insured depository institution in the undercapitalized category also is subject to limitations in numerous areas including, but not limited to, asset growth, acquisitions, branching, new business lines, acceptance of brokered deposits and borrowings from the Federal Reserve. Progressively more burdensome restrictions are applied to insured depository institutions in the undercapitalized category that fail to submit or implement a capital plan and to insured depository institutions that are in the significantly undercapitalized or critically undercapitalized categories. In addition, an insured depository institution's primary federal banking agency is authorized to downgrade the institution's capital category to the next lower category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its capital, asset quality, management, earnings or liquidity.

         "Critically undercapitalized" insured depository institutions (which are defined to include institutions that still have a positive net worth) may not, beginning 60 days after becoming "critically undercapitalized" make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). Thus, in the event an institution became "critically undercapitalized," it would generally be prohibited from making payments on its subordinated debt securities. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

         FDICIA requires the federal banking agencies to review the risk-based capital standards to ensure that they adequately address interest-rate risk, concentration of credit risk and risks from non-traditional activities. The OTS amended its risk-based capital rules to incorporate interest-rate risk requirements under which a savings bank must hold additional capital if it projects an excessive decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. These standards are not yet in effect.

         FDICIA also requires the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss in respect of such institution. The FDIC has since adopted a system that imposes insurance premiums based upon a matrix that takes into account an institution's capital level and supervisory rating.

         The Bank and the Savings Bank may accept brokered deposits as part of their funding. Under FDICIA, only "well capitalized" and "adequately capitalized" institutions may accept brokered deposits. "Adequately capitalized" institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the institution's normal market area.

         Liability for Commonly-Controlled Institutions

         Under the "cross-guarantee" provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), insured depository institutions such as the Bank and the Savings Bank may be liable to the FDIC in respect of any loss or reasonably anticipated loss incurred by the FDIC resulting from the default of, or FDIC assistance to, any commonly controlled insured depository institution. The Bank and the Savings Bank are commonly controlled within the meaning of the FIRREA cross guarantee provision.

         Investment Limitation and Qualified Thrift Lender Test

         Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35.00% of the savings bank's assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65.00% "portfolio assets" (total assets less (i) specified liquid assets up to 20.00% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain "qualified thrift investments" (residential mortgages and related investments, including certain mortgage-backed and mortgage-related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every 12 months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities and to certain other penalties, and could subject the Company to the provisions of the BHCA, including the activity restrictions that apply generally to bank holding companies and their affiliates. The Savings Bank has been granted a two-year exception from the QTL Test, but must be in full compliance with the test by June 30, 1998. As of December 31, 1996, approximately 80.00% of the Savings Bank's portfolio assets were held in qualified thrift investments and, as a result, the Savings Bank was in compliance with the QTL Test.

         Lending Activities

         The activities of the Bank and the Savings Bank as consumer lenders are also subject to regulation under various federal laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act and the Soldiers' and Sailors' Civil Relief Act, as well as to various state laws. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order the Bank and the Savings Bank to pay restitution to injured borrowers. Borrowers may also bring actions for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Bank and the Savings Bank to collect outstanding balances owed by borrowers who seek relief under these statutes.

         Legislation

         From time to time legislation has been proposed in Congress to limit interest rates and fees that could be charged on credit card accounts. Various bills have also been introduced that eliminate a separate savings bank charter possibly requiring that existing savings banks become banks and repeal in some respects the provisions of the Glass-Steagall Act prohibiting certain banking organizations from engaging in certain securities activities and the provisions of the BHCA prohibiting affiliations between banking organizations and nonbanking organizations. It is unclear at this time whether and in what form any such legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank or the Company would be. Congress may in the future consider other legislation that would affect the banking or credit card industries.

         Investment in the Corporation, the Bank and the Savings Bank

         Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or Virginia law. Investors are responsible for insuring that they do not, directly or indirectly, acquire shares of capital stock of the Company in excess of the amount which can be acquired without regulatory approval.

         The Bank and the Savings Bank are each "insured depository institutions" within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Company without, in most cases, prior written approval of the Federal Reserve Board or the OTS, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25.00% of any class of voting stock of the Corporation. A rebuttable presumption of control arises if a person or company acquires more than 10.00% of any class of voting stock and is subject to any of a number of specified "control factors" as set forth in the applicable regulations.

         Although the Bank is not a "bank" within the meaning of Virginia's reciprocal interstate banking legislation (Chapter 15 of Title 6.1 of the Code of Virginia), it is a "bank" within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the "Financial Institution Holding Company Act"). The Financial Institution Holding Company Act prohibits any person or entity from acquiring or making any public offer to acquire control of a Virginia financial institution or its holding company without making application to and receiving the prior approval of the Bureau of Financial Institutions.

         Interstate Banking and Branching

         On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act") became law. Under the Riegle Act, the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. Commencing June 1, 1997 (or earlier if a particular state chooses), banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

         Virginia has "opted-in" early to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that does not already maintain a branch in Virginia may establish and maintain a de novo branch in Virginia, or through the acquisition of a branch, if the laws of the home state of the out-of-state bank permit Virginia banks to engage in the same activities in that state under substantially the same terms as permitted by Virginia. Also, Virginia banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in Virginia of a merged Virginia bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger. An out-of-state bank desiring to engage in such activities must file an application with the State Corporation Commission. It is unclear at this time whether other states will enact the requisite legislation to permit such activities in Virginia and, if adopted, how the legislation would impact the Bank or the Company.

         Interstate Taxation

         Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. Based on the volume of its business in these states and the nature of the legislation passed to date, the Company currently believes that this development will not materially affect the financial condition of the Bank, the Savings Bank or the Company.

CAUTIONARY STATEMENTS

         Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to growth in earnings per share, returns on equity, growth in managed loans outstanding and consumer accounts, net interest margins, funding costs, operations costs and employment growth, marketing expense, delinquencies and charge-offs. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "goal," "target," "forecast," "project," "continue" or comparable terminology and may involve certain risks or uncertainties and are qualified in their entirety by the cautionary statements provided below. The cautionary statements are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following important factors discussed below as well as other factors have also been discussed in the Company's prior public filings.

         The Company cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance and that actual results could differ materially from those in the forward-looking information as a result of various factors, including but not limited to the following:

         Competition

         The Company faces intense and increasing competition from numerous providers of credit cards and other financial products and services who may employ various competitive strategies. The Company faces competition from national, regional and local issuers of bank cards in each of its markets. Additionally, the Company competes with other general purpose credit card providers and to a certain extent smart cards or debit card providers. Many of these companies are substantially larger and have more capital and other resources than the Company. Additionally, many of the Company's competitors are pricing credit card products at attractive interest rates at or below those currently charged by the Company.

         In addition, the Company faces competition in seeking public funding from banks, savings banks, money market funds and a wide variety of other entities that take deposits and/or sell debt securities, some of which are publicly traded. Many of these companies are substantially larger, have more capital and other resources and have better financial ratings than the Company. Accordingly, there can be no assurance that competition from these other borrowers will not increase the Company's cost of funds.

         Accounts and Loan Balances

         The Company's aggregate accounts or loan balances and the growth rate
thereof are affected by a number of internal and external factors.   Because
the Company's product mix significantly influences account and loan balance growth, the allocation of Company marketing investment among different products will cause fluctuations in the aggregate number of accounts and in outstanding loan balances.
Moreover, as IBS is designed to take advantage of market opportunities, difficulties exist in forecasting the allocation of marketing investment and projections of account and loan balance growth and accompanying Company results will vary from time to time. In addition, external factors such as attrition of accounts and loan balances to competing card issuers and general economic conditions and other factors beyond the control of the Company could vary results. Customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and, once an account is originated, customer loyalty may be limited.

         New Products and Services

         Management of the Company believes that, through continued application of its IBS, the Company can develop new product and service offerings necessary to sustain growth. However, as the Company attempts to diversify and expand its offerings beyond credit cards, and more particularly beyond financial services, there can be no assurance that historical application of IBS to credit cards will necessarily be reflective of its application to other products and services.

         The Company's development of new products and services will be affected by the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses and to recruit experienced personnel to assist in the management and operations of these businesses and the availability of capital necessary to fund these new businesses. Additionally, difficulties or delays in the development, production, testing and marketing of products or services, including, but not limited to, a failure to implement new product or service programs when anticipated, the failure of customers to accept these products or services when planned, losses associated with the testing of new products or services or financial, legal or other difficulties as may arise in the course of such implementation, will affect the success of any new product or business. In addition, the Company is likely to face competition with respect to any new products or services, which may affect the success of such products or services.

         Availability of Financing and Funding Costs

         The amount, type and cost of financing available to the Company to fund its operations, and any changes to that financing, including changes resulting from within the Company's organization or in its compensation and benefit plans or the activities of parties with which the Company has agreements or understandings, including any activities affecting any investment, impacts Company results. The Company's primary source of funding is the securitization of consumer loans and any difficulties or delays in the securitization of the Company's receivables impacts the cost and availability of funding. Such difficulties and delays may result from adverse changes in the availability of credit enhancement for securitizations or in the performance of the securitized assets and changes in the current legal, regulatory, accounting and tax environment governing securitizations.

         Delinquencies and Credit Losses

         The costs of an increase in delinquencies and credit losses could materially and adversely effect the Company's financial performance and the performance of the Company's securitized loan trusts. Delinquencies and credit losses are influenced by a number of external and internal factors. First, a national or regional economic slowdown or recession increases the risk of defaults and credit losses. Costs associated with an increase in the number of customers seeking protection under the bankruptcy laws, resulting in accounts being charged-off as uncollectible, and the effects of fraud by third parties or customers are additional factors. "Seasoning" of accounts (the average age of a credit card issuer's portfolio) affects the Company's level of delinquencies and losses which may require higher loan loss provisions (and reserves). A decrease in account originations or balances and the attrition of such accounts or balances could significantly impact the seasoning of the overall portfolio, resulting in increases in the overall percentage of delinquencies and losses.

         In addition, the Company markets its Second Generation Products to consumers with blemished, little or no credit histories. As a result, in addition to the higher delinquency and credit loss rates associated with this market, there is little historical experience with respect to credit risk and performance of these underserved markets. Accordingly, although the Company believes that by utilizing its IBS it can effectively price these products in relation to their relative risk, there can be no assurance that the Company's risk-based pricing system will offset the negative impact of the expected higher delinquency and loss rates.

         Interest Rate Risks

         Interest rate fluctuations affect the Company's net interest margin and the value of its assets and liabilities. The continued legal or commercial availability of techniques (including interest rate swaps and similar financial instruments, loan repricing, hedging and other techniques) used by the Company to manage the risk of such fluctuations and the continuing operational viability of those techniques will influence Company results.

         The impact of repricing accounts and the overall product mix of accounts, including the actual amount of accounts (and related loan balances) repriced and the level and type of account originations at that time and the ability of the Company to use account management techniques to retain repriced accounts and the related loan balances, affects the Company's net interest margin.

         Regulation and Legislation

         The effects of, and changes in, monetary and fiscal policies, laws and regulations (financial, consumer regulatory or otherwise), other activities of governments, agencies and similar organizations and social and economic conditions, such as inflation and changes in taxation of the Company's earnings influence Company goals and projections.

         Expenses and Other Costs

         The amount and rate of growth in the Company's expenses (including employee and marketing expenses) as the Company's business develops or changes and expands into new market areas; the acquisition of assets (variable, fixed or other); and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures will all impact Company results. Additionally, other factors include the costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against the Company; adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

         Technology

         System delays, malfunctions and errors in the proprietary and third party systems and networks used by the Company for payment processing, collections and other services and operations, which may lead to delays, additional costs to the Company, and, if not corrected in a timely fashion, customer dissatisfaction which could ultimately affect the Company's customer base and the level of service it is able to provide to its customers.

STATISTICAL INFORMATION

         The statistical information required by Item 1 is in the Company's Annual Report to its stockholders for the year ended December 31, 1996, and is incorporated herein by reference, as follows:

                                                               Page in the Company's Annual
                                                                Report to its Stockholders for
         Guide 3 Disclosure                                  the Year Ended December 31, 1996
         ------------------                                  --------------------------------
I.       Distribution of Assets, Liabilities and
         Stockholders' Equity; Interest Rates and
         Interest Differential
         A.  Average Balance Sheet                                           24
         B.  Net Interest Earnings Analysis                                  24
         C.  Rate/Volume Analysis                                            25

II.      Investment Portfolio
         A.  Book Value of Investment Securities                             46
         B.  Maturities of Investment Securities                             46
         C.  Investment Securities Concentrations                            46

III.     Loan Portfolio
         A.  Types of Loans                                                  19-21
         B.  Maturities and Sensitivities of
             Loans to Changes in Interest Rates                              32-33
         C.  Risk Elements
             1.  Nonaccrual, Past-Due and Restructured Loans                 26-29
             2.  Potential Problem Loans                                     Not Applicable
             3.  Foreign Outstandings                                        Not Applicable
             4.  Loan Concentrations                                         53
         D.  Other Interest Bearing Assets                                   Not Applicable

IV.      Summary of Loan Loss Experience
         A.  Analysis of Allowance for Loan Losses                           29
         B.  Allocation of the Allowance for Loan Losses                     Not Applicable

V.       Deposits
         A.  Average Balances                                                24
         B.  Maturities of Large Denomination Certificates                   30
         C.  Foreign Deposit Liability Disclosure                            Not Applicable

VI.      Return on Equity and Assets
         A.  Return on Assets                                                17
         B.  Return on Equity                                                17
         C.  Dividend Payout Ratio                                           17
         D.  Equity to Assets Ratio                                          17

VII.     Short-Term Borrowings                                               30

ITEM 2.          PROPERTIES.

         The Company leases its principal executive office at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia, consisting of approximately 43,400 square feet. The lease commenced January 1, 1995 and expires February 29, 2000. The Company has the right to extend the lease until February 28, 2005.

         The Company owns administrative offices and credit card facilities in Richmond, Virginia, consisting of approximately 450,000 square feet from which it conducts its credit, collections, customer service and other operations. The Company also leases additional facilities consisting of an aggregate of approximately 1,222,500 square feet (excluding the principal executive office) from which credit, collections, customer service and other operations are conducted in Virginia, Florida and Texas.

ITEM 3.          LEGAL PROCEEDINGS.

         During 1995, the Company and the Bank became involved in three purported class action suits relating to certain collection practices engaged in by Signet Bank and, subsequently, by the Bank. The complaints in these three cases allege that Signet Bank, the Company and/or the Bank violated a variety of federal and state statutes and constitutional and common law duties by filing collection lawsuits, obtaining judgements and pursuing garnishment proceedings in the Virginia state courts against defaulted credit card customers who were not residents of Virginia. These cases have been filed in the Superior Court of California in the County of Alameda, Southern Division, on behalf of a class of California residents, in the United States District Court for the District of Connecticut on behalf of a nationwide class, and in the United States District Court for the Middle District of Florida on behalf of a nationwide class (except for California). The complaints in these three cases seek unspecified statutory damages, compensatory damages, punitive damages, restitution, attorneys' fees and costs, a permanent injunction and other equitable relief.

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

         Subsequent to year-end 1996, the California court entered judgment in favor of the Bank on all of the plaintiff's claims. The time period in which plaintiffs may file an appeal of the court's decision has not yet expired.

         In connection with the transfer of substantially all of Signet Bank's credit card business to the Bank in November 1994, the Company and the Bank agreed to indemnify Signet Bank for certain liabilities incurred in litigation arising from that business, which may include liabilities, if any, incurred in the three purported class action cases described above. Because no specific measure of damages is demanded in any of the complaints and each of these cases is in early stages of litigation, an informed assessment of the ultimate outcome of these cases cannot be made at this time. Management believes, however, that there are meritorious defenses to these lawsuits and intends to defend them vigorously.

         The Company is commonly subject to various other pending and threatened legal actions arising from the conduct of its normal business activities. In the opinion of management of the Company, the ultimate aggregate liability, if any, arising out of any pending or threatened action will not have a material adverse effect on the consolidated financial condition of the Company. At the present time, however, management is not in a position to determine whether the resolution of any pending or threatened litigation will have a material adverse effect on the Company's results of operations in any future reporting period.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the Company's fiscal year ending December 31, 1996, no matters were submitted to a vote of the stockholders of the Company.


                                    PART II

ITEM 5.          MARKET FOR COMPANY'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS.

         The information required by Item 5 is included under "Regulation -- Dividends and Transfer of Funds" herein and in the Company's Annual Report to its stockholders for the year ended December 31, 1996 on pages 31-

32 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funding," page 37 under the heading "Selected Quarterly Financial Data" and on pages 50-51 in Note H to the Consolidated Financial Statements, and is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 6.          SELECTED FINANCIAL DATA.

         The information required by Item 6 is included in the Company's Annual Report to its stockholders for the year ended December 31, 1996 on page 17 under the heading "Selected Financial and Operating Data", and is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by Item 7 is included in the Company's Annual Report to its stockholders for the year ended December 31, 1996 on pages 18-37 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is included in the Company's Annual Report to its stockholders for the year ended December 31, 1996 on pages 39-54 under the headings "Report of Independent Auditors" and "Consolidated Financial Statements" and on page 37 under the heading "Selected Quarterly Financial Data", and is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information required by Item 10 as to the directors of the Company is included in the Company's 1997 Proxy Statement on pages 4-7 under the heading "Directors and Executive Officers", and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

         The information required by Item 11 is included in the Company's 1997 Proxy Statement on pages 6-7 under the subheading "Directors and Executive Officers -- Compensation of the Board" and on pages 8-17 under the heading "Compensation of Executive Officers", and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is included in the Company's 1997 Proxy Statement on pages 2-3 under the heading "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is included in the Company's 1997 Proxy Statement on pages 7-8 under the subheading "Directors and Executive Officers--Certain Relationships and Related Transactions", and is incorporated herein by reference.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

         (a)     (1)      The following consolidated financial statements of
                          Capital One Financial Corporation, included in the
                          Company's Annual Report to its stockholders for the year ended December 31, 1996, are incorporated herein by reference in Item 8:

                          Report of Independent Auditors, Ernst & Young LLP Consolidated Balance Sheets - December 31, 1996 and
                            1995
                          Consolidated Statements of Income - Years ended
                            December 31, 1996, 1995 and 1994
                          Consolidated Statements of Changes in Stockholders'
                            Equity - Years ended December 31, 1996, 1995 and
                            1994
                          Consolidated Statements of Cash Flows - Years ended
                            December 31, 1996, 1995 and 1994
                          Notes to Consolidated Financial Statements

                 (2) All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

                 (3)      Exhibits:

                 The following exhibits are incorporated by reference or filed herewith. References to the "1994 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1994. References to the "1995 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

               EXHIBIT NUMBER              DESCRIPTION
               --------------              -----------

                 3.1 Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the 1994 Form 10-K).

                 3.2 Restated Bylaws of Capital One Financial Corporation (as amended January 24, 1995) (incorporated by reference to Exhibit 3.2 of the 1994 Form 10-K).

                 4.1 Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4 of the 1994 Form 10-K).

                 4.2 Rights Agreement dated as of November 16, 1995 between Capital One Financial Corporation and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November 16, 1995).

                 4.3 Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3, and A-4 thereto) (incorporated by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-Q for the period ending June 30, 1996).

                 4.4 Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1 and A-2 thereto) (incorporated by reference to Exhibit 4.2 of the Company's quarterly report on Form 10-Q for the period ending June 30, 1996).

                 4.5.1 Senior Indenture and Form T-1 dated as of November 1, 1996 among the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November 13,
                          1996).

                 4.5.2    Copy of 7.25% Notes Due 2003.

                 4.6.1 Declaration of Trust, dated as of January 28, 1997, between the Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee).

                 4.6.2    Copies of Certificates Evidencing Capital Securities.

                 4.6.3 Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among the Bank, The First National Bank of Chicago and First Chicago Delaware Inc.

                 4.7 Indenture, dated as of January 31, 1997, between the Bank and The First National Bank of Chicago.

                 10.1 Amended and Restated Distribution Agreement dated April 30, 1996 among Capital One Bank and the agents named therein (incorporated by reference to Exhibit
                          10.1 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

                 10.2 Distribution Agreement dated April 30, 1996, among Capital One Bank and the Agents named therein (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

                 10.3.1 Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and Richard
                          D. Fairbank (incorporated by reference to Exhibit
                          10.10 of the 1994 Form 10-K).

                 10.3.2 Amendment to the Employment Agreement between Capital One Financial Corporation and Richard D. Fairbank dated as of September 15, 1995 (incorporated by reference to Exhibit 10.10.1 of the 1995 Form 10-K).

                 10.4.1 Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and Nigel W.

                          Morris (incorporated by reference to Exhibit 10.11 of the 1994 Form 10-K).

                 10.4.2 Amendment to the Employment Agreement between Capital One Financial Corporation and Nigel W. Morris dated as of September 15, 1995 (incorporated by reference to Exhibit 10.11.1 of the 1995 Form 10-K).

                 10.5.1 Change of Control Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.12 of the 1994 Form 10-K).

                 10.5.2 Amendment to the Change of Control Agreement between Capital One Financial Corporation and Richard D. Fairbank dated as of September 15, 1995 (incorporated by reference to Exhibit 10.12.1 of the 1995 Form 10-K).

                 10.6.1 Change of Control Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and Nigel W. Morris (incorporated by reference to Exhibit 10.13 of the 1994 Form 10-K).

                 10.6.2 Amendment to the Change of Control Agreement between Capital One Financial Corporation and Nigel W. Morris dated as of September 15, 1995 (incorporated by reference to Exhibit 10.13.1 of the 1995 Form 10-K).

                 10.7 Change of Control Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and James M. Zinn (incorporated by reference to Exhibit 10.14 of the 1994 Form 10-K).

                 10.8 Change of Control Employment Agreement dated as of November 1, 1994, between Capital One Financial Corporation and John G. Finneran, Jr. (incorporated by reference to Exhibit 10.15 of the 1994 Form 10-K).

                 10.9 Capital One Financial Corporation 1994 Stock Incentive Plan, as amended.

                 10.10 Capital One Financial Corporation Senior Executive Short-Term Cash Incentive Plan (terminated effective November 16, 1995) (incorporated by reference to
                          Exhibit 10.17 of the 1994 Form 10-K).

                 10.11 Capital One Financial Corporation Senior Executive Long-Term Cash Incentive Plan (terminated effective November 16, 1995) (incorporated by reference to
                          Exhibit 10.18 of the 1994 Form 10-K).

                 10.12 Capital One Financial Corporation Executive Employee Supplemental Retirement Plan (terminated effective November 16, 1995) (incorporated by reference to
                          Exhibit 10.19 of the 1994 Form 10-K).

                 10.13 Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.20 of the 1995 Form 10-K).

                 10.14 Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.21 of the 1995 Form 10-K).

                 10.15 Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.22 of the 1995 Form 10-K).

                 10.16 1995 Non-Employee Directors Stock Incentive Plan, (incorporated by reference to Registrant's Registration Statement on Form S-8 Commission File No. 33-91790, filed May 1995).

                 10.17 Capital One Financial Corporation Severance Pay Plan (incorporated by reference to Exhibit 10.26 of the 1994 Form 10-K).

                 10.18 Credit Agreement, dated as of November 17, 1995, among Capital One Financial Corporation and Capital One Bank, as borrowers, The Chase Manhattan Bank, as administrative agent, and the lenders named therein (terminated effective November 25, 1996) (incorporated by reference to Exhibit 10.32 of the 1995 Form 10-K).

                 10.19 Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.33 of the 1995 Form 10-K).

                 10.20.1 Participation Agreement dated as of January 5, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, NationsBank of Texas, N.A., as administrative agent and the holders and lenders named therein (incorporated by reference to Exhibit 10.34.1 of the 1995 Form 10-K).

                 10.20.2 First Amendment to Operative Documents dated as of June 5, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, NationsBank of Texas, N.A., as administrative agent, initial lender and initial holder named therein (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

                 10.20.3 Second Amendment to Operative Agreements dated as of October 11, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, NationsBank of Texas, N.A., as administrative agent, initial lender and initial holder named therein.

                 10.20.4 Assignment, Consent and Third Amendment to Operative Agreement dated November 8, 1996, by and among Capital One Bank, Capital One Realty, Inc., First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, and NationsBank of Texas, N.A., as administrative agent.

                 10.20.5 Lease Agreement dated as of January 5, 1996, between First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, as lessor and Capital One Bank, as lessee (incorporated by reference to Exhibit 10.34.2 of the 1995 Form 10-K).

                 10.20.6 Credit Agreement dated as of January 5, 1996, among First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, as borrower, the lenders named therein and NationsBank of Texas, N.A., as administrative agent (incorporated by reference to Exhibit 10.34.3 of the 1995 Form 10-K).

                 10.21 Amended and Restated Credit Agreement, dated as of November 25, 1996, among Capital One Financial Corporation, Capital One Bank, Capital One F.S.B. and The Chase Manhattan Bank, as Administrative Agent.

                 11       Computation of Per Share Earnings.

                 13 The portions of the Company's 1996 Annual Report to Stockholders which are incorporated by reference herein.

                 21       Subsidiaries of the Registrant.

                 23       Consent of Ernst & Young LLP.

         (b)     Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K dated November 13, 1996, Commission File No. 1-13300, to incorporate a Senior Indenture and Form T-1 dated as of November 1, 1996, Statement of Eligibility to the Capital One Financial Corporation Registration Statement No. 333-3850.

                 The Company filed a Current Report on Form 8-K dated December 4, 1996, Commission File No. 1-13300, to incorporate a replacement page into Exhibit 13 to Amendment No. 1 to the Capital One Financial Corporation Registration Statement 333-3850.

                 The Company filed a Current Report on Form 8-K dated January 27, 1997, Commission File No. 1-13300, enclosing its Press Release dated January 22, 1997.

                 The Company filed a Current Report on Form 8-K dated February 14, 1997 announcing the issuance by Capital One Capital I, a subsidiary of the Bank, of Capital Securities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CAPITAL ONE FINANCIAL CORPORATION



Date:  March 26, 1997                         By  /s/ James M. Zinn
                                                  -----------------------------
                                                  James M. Zinn
                                                  Senior Vice President and
                                                  Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1997.

         SIGNATURES                                                 TITLE
         ----------                                                 -----
 /s/ Richard D. Fairbank                                    Director, Chairman and Chief Executive
 --------------------------------------------------         Officer
 Richard D. Fairbank                                        (Principal Executive Officer)




 /s/ Nigel W. Morris                                        Director, President and Chief Operating
 --------------------------------------------------         Officer
 Nigel W. Morris




 /s/ James M. Zinn                                          Senior Vice President and
---------------------------------------------------         Chief Financial Officer
 James M. Zinn                                              (Principal Accounting and Financial
                                                            Officer)



 /s/ W. Ronald Dietz                                        Director
---------------------------------------------------
 W. Ronald Dietz



 /s/ James A. Flick, Jr.                                    Director
---------------------------------------------------
 James A. Flick, Jr.



/s/ Patrick W. Gross                                        Director
---------------------------------------------------
Patrick W. Gross

 /s/ James V. Kimsey                                        Director
---------------------------------------------------
James V. Kimsey




 /s/ Stanley I. Westreich                                   Director
---------------------------------------------------
 Stanley I. Westreich

                 EXHIBITS TO CAPITAL ONE FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            DATED DECEMBER 31, 1996

                          COMMISSION FILE NO. 1-13300

                                 EXHIBIT INDEX




                                                                                              SEQUENTIAL
EXHIBIT NUMBER                             DESCRIPTION                                        PAGE NUMBER
--------------                             -----------                                        -----------
     3.1                  Restated Certificate of Incorporation of Capital One
                          Financial Corporation (incorporated by reference to
                          Exhibit 3.1 of the 1994 Form 10-K).

     3.2                  Restated Bylaws of Capital One Financial Corporation
                          (as amended January 24, 1995) (incorporated by reference to Exhibit 3.2 of the 1994 Form 10-K).

     4.1                  Specimen certificate representing the Common Stock
                          (incorporated by reference to Exhibit 4 of the 1994
                          Form 10-K).

     4.2 Rights Agreement dated as of November 16, 1995 between Capital One Financial Corporation and Mellon
                          Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November
                          16, 1995).

     4.3                  Amended and Restated Issuing and Paying Agency
                          Agreement dated as of April 30, 1996 between Capital
                          One Bank and Chemical Bank (including exhibits A-1,
                          A-2, A-3, and A-4 thereto) (incorporated by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-Q for the period ending June 30, 1996).

     4.4                  Issuing and Paying Agency Agreement dated as of April
                          30, 1996 between Capital One Bank and Chemical Bank
                          (including exhibits A-1 and A-2 thereto)
                          (incorporated by reference to Exhibit 4.2 of the Company's quarterly report on Form 10-Q for the period ending June 30, 1996).

     4.5.1                Senior Indenture and Form T-1 dated as of November 1,
                          1996 among the Company and Harris Trust and Savings
                          Bank (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November 13,
                          1996).

     4.5.2                Copy of 7.25% Notes Due 2003.

     4.6.1 Declaration of Trust, dated as of January 28, 1997, between the Bank and The First National Bank of
                          Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as
                          Delaware trustee).

     4.6.2                Copies of Certificates Evidencing Capital Securities.

     4.6.3 Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among the Bank, The First
                          National Bank of Chicago and First Chicago Delaware
                          Inc.

                                                                                     SEQUENTIAL
 EXHIBIT NUMBER                   DESCRIPTION                                        PAGE NUMBER
 --------------                   -----------                                        -----------
        4.7               Indenture, dated as of January 31, 1997, between the
                          Bank and The First National Bank of Chicago.

        10.1              Amended and Restated Distribution Agreement dated
                          April 30, 1996 among Capital One Bank and the agents named therein (incorporated by reference to Exhibit
                          10.1 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

        10.2              Distribution Agreement dated April 30, 1996, among
                          Capital One Bank and the Agents named therein
                          (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

        10.3.1 Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and Richard
                          D. Fairbank (incorporated by reference to Exhibit
                          10.10 of the 1994 Form 10-K).

        10.3.2            Amendment to the Employment Agreement between Capital
                          One Financial Corporation and Richard D. Fairbank dated as of September 15, 1995 (incorporated by reference to Exhibit 10.10.1 of the 1995 Form 10-K).

        10.4.1 Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and Nigel
                          W. Morris (incorporated by reference to Exhibit 10.11 of the 1994 Form 10-K).

        10.4.2            Amendment to the Employment Agreement between Capital
                          One Financial Corporation and Nigel W. Morris dated as of September 15, 1995 (incorporated by reference to Exhibit 10.11.1 of the 1995 Form 10-K).

        10.5.1            Change of Control Employment Agreement dated as of
                          November 1, 1994 between Capital One Financial
                          Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.12 of the 1994 Form 10-K).

        10.5.2            Amendment to the Change of Control Agreement between
                          Capital One Financial Corporation and Richard D.
                          Fairbank dated as of September 15, 1995 (incorporated by reference to Exhibit 10.12.1 of the 1995 Form
                          10-K).

        10.6.1            Change of Control Employment Agreement dated as of
                          November 1, 1994 between Capital One Financial
                          Corporation and Nigel W. Morris (incorporated by reference to Exhibit 10.13 of the 1994 Form 10-K).

        10.6.2            Amendment to the Change of Control Agreement between
                          Capital One Financial Corporation and Nigel W.
                          Morris dated as of September 15, 1995 (incorporated by reference to Exhibit 10.13.1 of the 1995 Form
                          10-K).

                                                                                     SEQUENTIAL
 EXHIBIT NUMBER                   DESCRIPTION                                        PAGE NUMBER
 --------------                   -----------                                        -----------
      10.7                Change of Control Employment Agreement dated as of
                          November 1, 1994 between Capital One Financial
                          Corporation and James M. Zinn (incorporated by
                          reference to Exhibit 10.14 of the 1994 Form 10-K).

      10.8                Change of Control Employment Agreement dated as of
                          November 1, 1994, between Capital One Financial
                          Corporation and John G. Finneran, Jr. (incorporated by reference to Exhibit 10.15 of the 1994 Form 10-K).

      10.9                Capital One Financial Corporation 1994 Stock
                          Incentive Plan, as amended.

      10.10               Capital One Financial Corporation Senior Executive
                          Short-Term Cash Incentive Plan (terminated effective
                          November 16, 1995) (incorporated by reference to
                          Exhibit 10.17 of the 1994 Form 10-K).

      10.11               Capital One Financial Corporation Senior Executive
                          Long-Term Cash Incentive Plan (terminated effective
                          November 16, 1995) (incorporated by reference to
                          Exhibit 10.18 of the 1994 Form 10-K).

      10.12               Capital One Financial Corporation Executive Employee
                          Supplemental Retirement Plan (terminated effective
                          November 16, 1995) (incorporated by reference to
                          Exhibit 10.19 of the 1994 Form 10-K).

      10.13               Capital One Financial Corporation Excess Savings
                          Plan, as amended (incorporated by reference to Exhibit 10.20 of the 1995 Form 10-K).

      10.14               Capital One Financial Corporation Excess Benefit Cash
                          Balance Plan, as amended (incorporated by reference to Exhibit 10.21 of the 1995 Form 10-K).

      10.15               Capital One Financial Corporation 1994 Deferred
                          Compensation Plan, as amended (incorporated by reference to Exhibit 10.22 of the 1995 Form 10-K).

      10.16               1995 Non-Employee Directors Stock Incentive Plan,
                          (incorporated by reference to Registrant's
                          Registration Statement on Form S-8 Commission File
                          No. 33-91790, filed May 1995).

      10.17               Capital One Financial Corporation Severance Pay Plan
                          (incorporated by reference to Exhibit 10.26 of the 1994 Form 10-K).

      10.18 Credit Agreement, dated as of November 17, 1995, among Capital One Financial Corporation and Capital
                          One Bank, as borrowers, The Chase Manhattan Bank, as administrative agent, and the lenders named therein
                          (terminated effective November 25, 1996)
                          (incorporated by reference to Exhibit 10.32 of the 1995 Form 10-K).

                                                                                     SEQUENTIAL
 EXHIBIT NUMBER                   DESCRIPTION                                        PAGE NUMBER
 --------------                   -----------                                        -----------
      10.19               Consulting Agreement dated as of April 5, 1995, by
                          and between Capital One Financial Corporation and
                          American Management Systems, Inc. (incorporated by
                          reference to Exhibit 10.33 of the 1995 Form 10-K).

      10.20.1 Participation Agreement dated as of January 5, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1,
                          NationsBank of Texas, N.A., as administrative agent and the holders and lenders named therein
                          (incorporated by reference to Exhibit 10.34.1 of the 1995 Form 10-K).

      10.20.2             First Amendment to Operative Documents dated as of
                          June 5, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust
                          1995-1, NationsBank of Texas, N.A., as administrative agent, initial lender and initial holder named therein
                          (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

      10.20.3             Second Amendment to Operative Agreements dated as of
                          October 11, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real
                          Estate Trust 1995-1, NationsBank of Texas, N.A., as administrative agent, initial lender and initial holder named therein.

      10.20.4             Assignment, Consent and Third Amendment to Operative
                          Agreement dated November 8, 1996, by and among Capital One Bank, Capital One Realty, Inc., First
                          Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, and NationsBank of
                          Texas, N.A., as administrative agent.

      10.20.5             Lease Agreement dated as of January 5, 1996, between
                          First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, as lessor and Capital One Bank, as lessee (incorporated by reference to Exhibit 10.34.2 of the 1995 Form 10-K).

      10.20.6             Credit Agreement dated as of January 5, 1996, among
                          First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, as borrower, the lenders named therein and NationsBank of Texas, N.A., as administrative agent (incorporated by reference to Exhibit 10.34.3 of the 1995 Form 10-K).

      10.21               Amended and Restated Credit Agreement, dated as of
                          November 25, 1996, among Capital One Financial
                          Corporation, Capital One Bank, Capital One F.S.B. and
                          The Chase Manhattan Bank, as Administrative Agent.



                                                                                     SEQUENTIAL
 EXHIBIT NUMBER                   DESCRIPTION                                        PAGE NUMBER
 --------------                   -----------                                        -----------
     11                   Computation of Per Share Earnings.

     13                   The portions of the Company's 1996 Annual Report to
                          Stockholders which are incorporated by reference herein.

     21                   Subsidiaries of the Registrant.

     23                   Consent of Ernst & Young LLP.