Form 10-Q
period 1997-03-31
CAPITAL ONE FINANCIAL CORP
filed 1997-05-14
CIK 927628

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from           to          .
                                        ---------    ---------

                         Commission file number 1-13300


                       CAPITAL ONE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                                      54-1719854
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                                       (I.R.S. Employer
incorporation or organization)                                                        Identification No.)


2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia                           22042-4525
----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                               (Zip Code)

                                 (703) 205-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                (Not Applicable)
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO
    -------     --------

As of April 30, 1997, there were 66,417,510 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                       CAPITAL ONE FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX
--------------------------------------------------------------------------------

                                 March 31, 1997

                                                                                                   PAGE
                                                                                                   ----
PART I.          FINANCIAL INFORMATION

                 ITEM 1.      Financial Statements (unaudited):
                                  Condensed Consolidated Balance Sheets.  . . . . . . . . . .        3
                                  Condensed Consolidated Statements of Income . . . . . . . .        4
                                  Condensed Consolidated Statements of Changes
                                     in Stockholders' Equity  . . . . . . . . . . . . . . . .        5
                                  Condensed Consolidated Statements of
                                     Cash Flows . . . . . . . . . . . . . . . . . . . . . . .        6
                                  Notes to Condensed Consolidated Financial
                                  Statements  . . . . . . . . . . . . . . . . . . . . . . . .        7

                 ITEM 2.      Management's Discussion and Analysis
                                  of Financial Condition and Results of
                                  Operations  . . . . . . . . . . . . . . . . . . . . . . . .       10

PART II.         OTHER INFORMATION

                 ITEM 4.      Submission of Matters to a Vote of Security Holders . . . . . .       28

                 ITEM 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .       28

                              Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .       29

ITEM 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                                          MARCH 31                   DECEMBER 31
                                                                            1997                         1996
==================================================================================================================
ASSETS:
Cash and due from banks                                             $       127,721              $         48,724
Federal funds sold                                                          365,660                       450,000
Interest-bearing deposits at other banks                                    183,570                        30,252
------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                               676,951                       528,976
Securities available for sale                                             1,026,373                       877,851
Consumer loans held for securitization                                      300,000
Consumer loans                                                            3,516,951                     4,343,902
    Less:  Allowance for loan losses                                       (118,500)                     (118,500)
------------------------------------------------------------------------------------------------------------------
Net loans                                                                 3,398,451                     4,225,402
Premises and equipment, net                                                 180,927                       174,661
Interest receivable                                                          32,883                        78,590
Accounts receivable from securitizations                                    459,169                       502,520
Other assets                                                                 80,225                        79,445
------------------------------------------------------------------------------------------------------------------
    Total assets                                                    $     6,154,979              $      6,467,445
==================================================================================================================

LIABILITIES:
Interest-bearing deposits                                           $       741,719              $        943,022
Short-term borrowings                                                       355,188                       530,983
Senior notes                                                              3,468,801                     3,694,237
Deposit notes                                                               299,996                       299,996
Interest payable                                                             61,162                        80,362
Other liabilities                                                           352,882                       178,454
------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                     5,279,748                     5,727,054

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  CAPITAL ONE BANK'S FLOATING RATE JUNIOR
  SUBORDINATED CAPITAL INCOME SECURITIES                                     97,470

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; authorized
    50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
    300,000,000 shares, 66,375,222 and 66,325,261
    issued and outstanding as of March 31, 1997 and
    December 31, 1996, respectively                                             664                           663
Paid-in capital, net                                                        486,127                       481,383
Retained earnings                                                           290,970                       258,345
------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                              777,761                       740,391
------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                      $     6,154,979              $      6,467,445
==================================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
------------------------------------------------------------------------------------------------------------------
                                                                           1997                        1996
==================================================================================================================
INTEREST INCOME:
Consumer loans, including fees                                      $       146,512               $       114,111
Federal funds sold                                                            5,664                         7,977
Other                                                                        16,418                        11,054
------------------------------------------------------------------------------------------------------------------
    Total interest income                                                   168,594                       133,142

INTEREST EXPENSE:
Deposits                                                                     10,437                        12,543
Short-term borrowings                                                         6,524                         8,348
Senior and deposit notes                                                     63,436                        41,443
------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                   80,397                        62,334
------------------------------------------------------------------------------------------------------------------
Net interest income                                                          88,197                        70,808
Provision for loan losses                                                    49,187                        25,168
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          39,010                        45,640

NON-INTEREST INCOME:
Servicing                                                                   170,033                       128,186
Service charges                                                              53,648                        26,624
Interchange                                                                   9,315                         8,298
Other                                                                        10,061                         8,040
------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                               243,057                       171,148

NON-INTEREST EXPENSE:
Salaries and associate benefits                                              70,636                        44,276
Solicitation                                                                 54,051                        51,524
Communications and data processing                                           21,790                        14,940
Supplies and equipment                                                       18,073                        12,384
Occupancy                                                                     7,801                         4,095
Other                                                                        41,196                        29,231
------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                              213,547                       156,450
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   68,520                        60,338
Income taxes                                                                 26,038                        22,325
------------------------------------------------------------------------------------------------------------------
Net income                                                          $        42,482               $        38,013
==================================================================================================================

Earnings per share                                                  $           .63               $           .57
==================================================================================================================
Dividends paid per share                                            $           .08               $           .08
==================================================================================================================
Weighted average common and
    common equivalent shares outstanding                                     67,900                        66,806
==================================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)





                                             COMMON STOCK                                                  TOTAL
                                             ------------              PAID-IN          RETAINED        STOCKHOLDERS'
                                        SHARES          AMOUNT       CAPITAL, NET       EARNINGS           EQUITY
=======================================================================================================================
Balance, December 31, 1995            66,174,567     $      662     $     469,830     $  128,699      $   599,191
Net income                                                                                38,013           38,013
Cash dividends - $.08 per share                                                           (5,166)          (5,166)
Issuance of common stock                  32,993                              647                             647
Exercise of stock options                  7,318                              118                             118
Amortization of deferred
    compensation                                                               94                              94
Change in unrealized gains on
    securities available for sale,
    net of income taxes of $1,670                                                         (3,102)          (3,102)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996               66,214,878     $      662     $     470,689     $  158,444      $   629,795
=======================================================================================================================

Balance, December 31, 1996            66,325,261     $      663     $     481,383     $  258,345      $   740,391
Net income                                                                                42,482           42,482
Cash dividends - $.08 per share                                                           (5,165)          (5,165)
Issuance of common stock                  39,584              1             1,183                           1,184
Exercise of stock options                 10,498                              159                             159
Tax benefit from stock awards                                                 143                             143
Restricted stock, net                       (121)
Amortization of deferred
    compensation                                                               28                              28
Common stock issuable
    under incentive plan                                                    3,231                           3,231
Foreign currency translation                                                                 (76)             (76)
Change in unrealized gains on
    securities available for sale,
    net of income taxes of $2,511                                                         (4,616)          (4,616)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997               66,375,222     $      664     $     486,127     $  290,970      $   777,761
=======================================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
----------------------------------------------------------------------------------------------------------
                                                                            1997                 1996
==========================================================================================================
OPERATING ACTIVITIES:
Net income                                                             $     42,482        $      38,013
Adjustments to reconcile net income to cash
   provided by operating activities:
    Provision for loan losses                                                49,187               25,168
    Depreciation and amortization                                            11,105               10,329
    Stock compensation plans                                                  3,259                   94
    Decrease in interest receivable                                          45,707               25,638
    Decrease (increase) in accounts receivable from securitizations          43,351              (34,137)
    Increase in other assets                                                    (49)              (2,039)
    Decrease in interest payable                                            (19,200)             (32,327)
    Increase in other liabilities                                           174,428               27,841
----------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                         350,270               58,580
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of securities available for sale                                 (547,420)
Proceeds from maturities of securities available for sale                   394,844
Proceeds from securitization of consumer loans                              353,457
Net decrease in consumer loans                                              119,606              303,698
Recoveries of loans previously charged off                                    4,701                3,088
Additions of premises and equipment, net                                    (18,555)             (11,380)
----------------------------------------------------------------------------------------------------------
          Net cash provided by investing activities                         306,633              295,406
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits                       (201,303)               8,562
Net decrease in short-term borrowings                                      (175,795)            (458,803)
Issuances of senior notes                                                   480,000              225,000
Maturities of senior notes                                                 (705,436)            (217,500)
Issuances of preferred beneficial interests                                  97,428
Proceeds from exercise of stock options                                         159                  118
Net proceeds from issuance of common stock                                    1,184                  647
Dividends paid                                                               (5,165)              (5,166)
----------------------------------------------------------------------------------------------------------
          Net cash used for financing activities                           (508,928)            (447,142)
----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                            147,975              (93,156)
Cash and cash equivalents at beginning of period                            528,976              872,460
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $    676,951        $     779,304
==========================================================================================================

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 1997
(dollars in thousands, except per share data) (unaudited)

NOTE A:  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Capital One Financial Corporation (the "Corporation") and its subsidiaries. The Corporation is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company".

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1997 presentation.

NOTE B:  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         Cash paid for interest for the three months ended March 31, 1997 and 1996 was $99,597 and $94,661, respectively. Cash paid for income taxes for the three months ended March 31, 1997 was $9,075.

EARNINGS PER SHARE

         Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding, including dilutive stock options and restricted stock.

SECURITIZATIONS

         In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers including securitization transactions. SFAS 125 requires an entity, after a transfer of financial assets that meets the criteria for sale accounting, to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets for which control has been surrendered. The provisions of SFAS 125 are effective January 1,

1997. The adoption of the new standard did not have a material impact on the Company's financial statements for the three months ended March 31, 1997. The impact of the standard on the Company's financial statements is, and will continue to be, based on the performance of the securitization transactions and the securitization structures.

NOTE C:  GUARANTEED PREFERRED BENEFICIAL INTERESTS

         On January 28, 1997, the Bank, through a subsidiary created as a Delaware statutory business trust, issued $100,000 of Floating Rate Junior Subordinated Capital Income Securities that mature on February 1, 2027. The discount and issuance costs are being amortized over the period from the date of issuance to the initial call date, February 1, 2007. Distributions and amortization are recorded as other non-interest expense.

NOTE D:  ASSOCIATE STOCK PLANS

         In January 1997, the Company granted options, under a 1994 Stock Incentive Plan, to purchase 605,263 common shares at the then market price of $40.75 per share. These options vest over a period of three years. Additionally, in January 1997, 1,250,000, or fifty percent, of the performance-based options granted in 1995 to the Company's Chief Executive Officer and Chief Operating Officer vested as the market price of the Company's stock remained at or above $37.50 for at least ten trading days in a 30 consecutive calendar day period. The Company recognized $3,231 of compensation cost for the three months ended March 31, 1997 relating to its associate stock plans.

NOTE E:  COMMITMENTS AND CONTINGENCIES

         During 1995, the Company and the Bank became involved in three purported class action suits relating to certain collection practices engaged in by Signet Bank and, subsequently, by the Bank. The complaints in these three cases allege that Signet Bank and/or the Company violated a variety of federal and state statutes and constitutional and common law duties by filing collection lawsuits, obtaining judgments and pursuing garnishment proceedings in the Virginia state courts against defaulted credit card customers who were not residents of Virginia. These cases were filed in the Superior Court of California in the County of Alameda, Southern Division, on behalf of a class of California residents, in the United States District Court for the District of Connecticut on behalf of a nationwide class and in the United States District Court for the Middle District of Florida on behalf of a nationwide class (except for California). The complaints in these three cases seek unspecified statutory damages, compensatory damages, punitive damages, restitution, attorneys' fees and costs, a permanent injunction and other equitable relief.

         On July 31, 1996, the Florida case was dismissed without prejudice, which permits further proceedings. The plaintiff has since noticed her appeal to the United States Court of Appeals for the Eleventh Circuit and refiled certain claims arising out of state law in Florida state court.

         On September 30, 1996, the Connecticut court entered judgment in favor of the Bank on plaintiff's federal claims and dismissed without prejudice plaintiff's state law claims. The plaintiff has refiled, on behalf of a class of Connecticut residents, her claims arising out of state law in a Connecticut state court.

         On February 17, 1997, the California court entered judgment in favor of the Bank on all of the plaintiff's claims. The plaintiff has appealed the ruling to California Court of Appeal First Appellate District Division 4.

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

         The Company is commonly subject to various other pending and threatened legal actions arising from the conduct of its normal business activities. In the opinion of the Management of the Company, the ultimate aggregate liability, if any, arising out of any pending or threatened action will not have a material adverse effect on the consolidated financial condition of the Company. At the present time, however, Management is not in a position to determine whether the resolution of pending or threatened litigation will have a material effect on the Company's results of operations in any future reporting period.

NOTE F:  RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the FASB issued SFAS No. 128 ("SFAS 128"), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options. The impact of SFAS 128 on the calculation of earnings per share for the three months ended March 31, 1997 and 1996 was not material.

ITEM 2.
                      CAPITAL ONE FINANCIAL CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company". The Company is one of the largest providers of MasterCard and Visa credit cards in the United States. As of March 31, 1997, the Company had 9.1 million customers and $12.6 billion in managed consumer loans outstanding. The Company's profitability is affected by the net interest margin and non-interest income earned on earning assets, customer usage patterns, credit quality, the level of solicitation expenses and operating efficiency.

EARNINGS SUMMARY

         Net income for the three months ended March 31, 1997 of $42.5 million, or $.63 per share, compares to net income of $38.0 million, or $.57 per share, for the same period in the prior year.

         The increase in net income is primarily a result of an increase in asset volumes and rates. Net interest income increased $17.4 million, or 25%, as average earning assets increased 38%. The provision for loan losses increased $24 million, as average loans increased 48%, and the reported net charge-off rate increased to 4.58% from 3.48%. Non-interest income increased $71.9 million, or 42%, primarily as a result of the increase in average managed loans of 22%, a shift to more fee-based accounts and a change in the timing and amount of certain fees charged. Increases in salaries and associate benefits expense of $26.4 million, or 60%, and other non-interest expense of $30.7 million, or 27%, primarily reflected additional staff associated with building infrastructure and the cost of operations to manage the growth in accounts. Each component is discussed in further detail in subsequent sections of this analysis.

MANAGED CONSUMER LOAN PORTFOLIO

         The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adjusts the balance sheet and income statement to add back the effect of securitizing consumer loans. Increases or decreases in the interest paid by the Company on variable rate securitizations generally are offset by corresponding increases or decreases in the amount of excess servicing income the Company receives. The Company also evaluates its interest rate exposure on a managed portfolio basis.

         The Company's managed consumer loan portfolio is comprised of on-balance sheet loans, loans held for securitization and securitized loans. Securitized loans are not assets of the Company and, therefore, are not shown on the balance sheet. Reported consumer loans consist of on-balance sheet loans and loans held for securitization and excludes securitized loans. Table 1 summarizes the Company's managed consumer loan portfolio.

--------------------------------------------------------------------------------
                   TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO
--------------------------------------------------------------------------------


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
----------------------------------------------------------------------------------------------------------
(in thousands)                                                           1997                     1996
----------------------------------------------------------------------------------------------------------
PERIOD-END BALANCES:
Consumer loans held for securitization                              $       300,000        $     200,000
On-balance sheet consumer loans                                           3,516,951            2,391,725
Securitized consumer loans                                                8,789,969            7,523,801
----------------------------------------------------------------------------------------------------------
Total managed consumer loan portfolio                               $    12,606,920        $  10,115,526
==========================================================================================================
AVERAGE BALANCES:
Consumer loans held for securitization                              $       122,445        $     331,868
On-balance sheet consumer loans                                           3,936,256            2,409,677
Securitized consumer loans                                                8,500,177            7,523,801
----------------------------------------------------------------------------------------------------------
Total average managed consumer loan portfolio                       $    12,558,878        $  10,265,346
==========================================================================================================

         Since 1990, the Company has actively engaged in consumer loan securitization transactions which are treated as sales under generally accepted accounting principles. For securitized loans, amounts that would previously have been reported as interest income, interest expense, service charges and provision for loan losses are instead included in non-interest income as servicing income. Because credit losses are absorbed against servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. However, exposure to credit losses on the securitized loans is contractually limited to these cash flows.

         In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset
transfers including securitization transactions.   SFAS 125 requires an entity,
after a transfer of financial assets that meets the criteria for sale accounting, to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets for which control has been surrendered. The provisions of SFAS 125 are effective January 1, 1997. The adoption of the new standard did not have a material impact on the Company's financial statements for the three months ended March 31, 1997. The Company will continuously assess the performance of new and existing securitization transactions as assumptions of cash flows change. The impact of the standard on the Company's financial statements is, and will continue to be, based on the performance of the securitization transactions and the securitization structures.

         Table 2 indicates the impact of the consumer loan securitizations on the income statement, average earning assets, return on average assets, net interest margin and yield for the periods presented. The Company intends to continue to securitize consumer loans.

--------------------------------------------------------------------------------
               TABLE 2 - IMPACT OF CONSUMER LOAN SECURITIZATIONS
--------------------------------------------------------------------------------


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                             1997           1996
----------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME (AS REPORTED):
Net interest income                                                        $       88,197   $       70,808
Provision for loan losses                                                          49,187           25,168
Non-interest income                                                               243,057          171,148
Non-interest expense                                                              213,547          156,450
----------------------------------------------------------------------------------------------------------
Income before income taxes                                                 $       68,520   $       60,338
----------------------------------------------------------------------------------------------------------
ADJUSTMENTS FOR SECURITIZATIONS:
Net interest income                                                        $      222,493   $      161,309
Provision for loan losses                                                         136,756           66,796
Non-interest income                                                               (85,737)         (94,513)
Non-interest expense
----------------------------------------------------------------------------------------------------------
Income before income taxes                                                 $            -   $            -
----------------------------------------------------------------------------------------------------------
MANAGED STATEMENTS OF INCOME (AS ADJUSTED):
Net interest income                                                        $      310,690   $      232,117
Provision for loan losses                                                         185,943           91,964
Non-interest income                                                               157,320           76,635
Non-interest expense                                                              213,547          156,450
----------------------------------------------------------------------------------------------------------
Income before income taxes                                                 $       68,520   $       60,338
==========================================================================================================
OPERATING DATA AND RATIOS:
Reported:
     Average earning assets                                                $    5,579,411   $    4,043,383
     Return on average assets                                                        2.66%            3.24%
     Net interest margin(1)                                                          6.32             7.01
Managed:
     Average earning assets                                                $   14,079,588   $   11,567,184
     Return on average assets                                                        1.14%            1.24%
     Net interest margin(1)                                                          8.83             8.03
Yield on managed portfolio                                                          15.46            14.76
==========================================================================================================

(1) Net interest margin is equal to net interest income divided by average earning assets.

RISK ADJUSTED REVENUE AND MARGIN

         In originating its consumer loan portfolio in recent years, the Company had pursued a low introductory interest rate strategy with accounts repricing to higher rates after six to sixteen months from the date of origination ("first generation products"). The amount of repricing is actively managed in an effort to maximize return at the consumer level, reflecting the
risk and expected performance of the account.   Separately, accounts also may
be repriced upwards or downwards based on individual customer performance.
Many of the Company's first generation products had a balance transfer feature under which customers could transfer balances held in their other credit card accounts to the Company. The Company's historic managed loan growth has been principally the result of this balance transfer feature. Industry competitors have continuously solicited the Company's customers with similar low-rate introductory strategies. Management believes that these competitive pressures have and will continue to put additional pressure on low-rate introductory strategies.

         In applying its Information-Based Strategies ("IBS") and in response to competitive pressures during late 1994, the Company began to shift a significant amount of its solicitation expense to second generation product opportunities. Second generation products consist of secured card products and other customized card products including affinity and co-branded cards, college student cards and other cards targeted to certain markets that were underserved by the Company's competitors. These products do not have the immediate impact on managed loan balances of the first generation products but typically consist of lower credit limit accounts which build balances over time. The terms of the second generation products tend to include annual membership fees and higher annual finance charge rates. The higher risk profile of the customers targeted for the second generation products and the lower credit limit associated with these products also tend to result in higher delinquency and net charge-off rates and consequently higher past-due and overlimit fees than the first generation products.

         Although these second generation products have differing characteristics, both the first generation and second generation products meet the Company's objective of maximizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the portfolio. Risk adjusted revenue is defined as net interest income and non-interest income less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percent of average earning assets. It considers not only the finance charge yield and net interest margin, the primary focus of the first generation products, but also the fee income associated with the second generation products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products.

          Managed risk adjusted revenue of $284.8 million for the three months ended March 31, 1997 increased $66.7 million, or 31%, over managed risk adjusted revenue of $218.1 million for the same period in the prior year. This increase resulted from an increase in managed net interest income of $78.6 million to $310.7 million and an increase in managed non-interest income of $80.7 million to $157.3 million, offset by an increase in managed net charge-offs of $92.6 million to $183.3 million for the three months ended March 31, 1997 as compared to the same period in the prior year. Managed risk adjusted margin increased to 8.09% for the three months ended March 31, 1997 from 7.54% for the same period in the prior year. This increase resulted from an increase in managed net interest margin to 8.83% for the three months ended March 31, 1997 from 8.03% in the same period in the prior year, an increase in managed non-interest income as a percent of average managed earning assets to 4.47% for the three months ended March 31, 1997 from 2.65% in the same period of the prior year, offset by an increase in managed net charge-offs as a percentage of average managed earning assets to 5.21% for the three months ended March 31, 1997 from 3.14% for the same period in the prior year. The cause of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

NET INTEREST INCOME

         Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which include interest-bearing deposits, short-term borrowings and borrowings from senior and deposit notes.

         Net interest income for the three months ended March 31, 1997 was $88.2 million, compared to $70.8 million for the same period in the prior year, representing an increase of $17.4 million, or 25%. Net interest income increased as a result of a 38% growth in average earning assets for the three months ended March 31, 1997, versus the same period in the prior year. The yield on earning assets decreased 108 basis points for the three months ended March 31, 1997, to 12.09% from 13.17%, as compared to the same period in the prior year. The decrease was primarily attributable to a 221 basis point decrease in the yield on consumer loans for the three months ended March 31, 1997, to 14.44% from 16.65%, as compared to the same period in the prior year. The yield on consumer loans decreased due to the securitization, and as a result, removal from the balance sheet, of higher yielding second generation products during the fourth quarter of 1996, offset by an increase in the amount of past-due fees charged as compared to the same period in the prior year. The average rates paid on borrowed funds decreased to 6.17% for the three months ended March 31, 1997, from 6.40% for the same period in the prior year, due to the use of retail deposits at the Savings Bank as an additional source of funding.

         Table 3 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 1997 and 1996.

--------------------------------------------------------------------------------
 TABLE 3 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED MARCH 31
------------------------------------------------------------------------------------------------------------------------
                                                             1997                                    1996
------------------------------------------------------------------------------------------------------------------------
                                            AVERAGE         INCOME/      YIELD/        AVERAGE      INCOME/     YIELD/
(dollars in thousands)                      BALANCE         EXPENSE       RATE         BALANCE      EXPENSE      RATE
========================================================================================================================
ASSETS:
Earning assets
    Consumer loans (1)                      $4,058,701       $146,512    14.44%        $2,741,545    $114,111    16.65%
    Federal funds sold                         428,853          5,664     5.28            591,219       7,977     5.40
    Other securities                         1,091,857         16,418     6.01            710,619      11,054     6.22
------------------------------------------------------------------------------------------------------------------------
Total earning assets                         5,579,411       $168,594    12.09%         4,043,383    $133,142    13.17%
Cash and due from banks                         91,047                                     59,070
Allowance for loan losses                     (119,835)                                   (74,002)
Premises and equipment, net                    180,256                                    143,021
Other assets                                   668,501                                    519,147
------------------------------------------------------------------------------------------------------------------------
Total assets                                $6,399,380                                 $4,690,619
========================================================================================================================
LIABILITIES AND EQUITY:
Interest-bearing liabilities
    Deposits                                $  992,751       $ 10,437     4.21%        $  858,696     $12,543     5.84%
    Short-term borrowings                      410,924          6,524     6.35            526,914       8,348     6.34
    Senior and deposit notes                 3,808,926         63,436     6.66          2,509,759      41,443     6.61
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           5,212,601       $ 80,397     6.17%         3,895,369     $62,334     6.40%
Other liabilities                              357,833                                    164,383
------------------------------------------------------------------------------------------------------------------------
Total liabilities                            5,570,434                                  4,059,752
Preferred beneficial interests                  64,966
Equity                                         763,980                                    630,867
------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                $6,399,380                                 $4,690,619
========================================================================================================================
Net interest spread                                                       5.92%                                   6.77%
========================================================================================================================
Interest income to
    average earning assets                                               12.09%                                  13.17%
Interest expense to
    average earning assets                                                5.77                                    6.16
------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                       6.32%                                   7.01%
========================================================================================================================

(1) Interest income includes past-due fees on loans of approximately $25,248 and $15,485 for the three months ended March 31, 1997 and 1996, respectively.

INTEREST VARIANCE ANALYSIS

         Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. Table 4 sets forth the dollar amount of the increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates.

--------------------------------------------------------------------------------
                      TABLE 4 - INTEREST VARIANCE ANALYSIS
--------------------------------------------------------------------------------


                                                                               THREE MONTHS ENDED
                                                                             MARCH 31, 1997 VS 1996
----------------------------------------------------------------------------------------------------------------
                                                                         INCREASE         CHANGE DUE TO (1)
(in thousands)                                                          (DECREASE)       VOLUME        RATE
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Consumer loans                                                         $    32,401  $   49,122     $   (16,721)
Federal funds sold                                                          (2,313)     (2,148)           (165)
Other securities                                                             5,364       5,744            (380)
----------------------------------------------------------------------------------------------------------------
Total interest income                                                       35,452      47,156         (11,704)

INTEREST EXPENSE:
Deposits                                                                    (2,106)      1,762          (3,868)
Short-term borrowings                                                       (1,824)     (1,841)             17
Senior and deposit notes                                                    21,993      21,634             359
----------------------------------------------------------------------------------------------------------------
Total interest expense                                                      18,063      20,390          (2,327)
----------------------------------------------------------------------------------------------------------------
Net interest income (1)                                                $    17,389  $   24,815     $    (7,426)
================================================================================================================

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.

SERVICING INCOME

         Servicing income increased $41.8 million, or 33%, for the three months ended March 31, 1997, from the same period in the prior year, primarily due to increases in net interest income and non-interest income on securitized loans offset by increased charge-offs on such loans. Average securitized loans increased 13% for the three months ended March 31, 1997, from the same period in the prior year. Net interest income on securitized loans increased $61.2 million, or 38%, for the three months ended March 31, 1997, from the same period in the prior year, as a result of the loan growth and an increase in the securitized portfolio's net interest margin to 10.47% for the three months ended March 31, 1997, from 8.58% for the same period in the prior year. This increase in net interest margin is the result of an increase in yield on securitized loans of 189 basis points for the three months ended March 31, 1997 as a result of the securitization of second generation products and an increase in the amount of past-due fees charged as a result of both a change in terms and an increase in the delinquency rate on securitized loans from period to period. Non-interest income on securitized loans increased $50.6 million, or 150%, for the three months ended March 31, 1997 as a result of loan and account growth, the securitization of second generation products and a change in terms of overlimit fees. Charge-offs on securitized loans for the three months ended March 31, 1997 increased $70.0 million, or 105%, compared to the prior year due to the increase in average securitized loans, an increase in the average age of accounts (generally referred to as "seasoning") and general economic trends in consumer credit performance.

OTHER NON-INTEREST INCOME

         Other non-interest income increased 70% to $73.0 million for the three months ended March 31, 1997, compared to $43.0 million for the same period in the prior year. The increase in other non-interest income was due to an increase in the average number of accounts of 39% for the three months ended March 31, 1997, an increase in charge volume, a shift to more fee intensive second generation products and changes in the terms of overlimit fees charged.

NON-INTEREST EXPENSE

         Non-interest expense for the three months ended March 31, 1997 was $213.5 million, an increase of 36% over $156.5 million for the same period in the prior year. Contributing to the increase in non-interest expense were salaries and associate benefits expense, which rose $26.3 million, or 60%, to $70.6 million for the three months ended March 31, 1997, compared to $44.3 million for the same period in the prior year. This increase reflected additional staff associated with building infrastructure and the cost of operations to manage the growth in accounts. Solicitation expense increased $2.6 million, or 5%, to $54.1 million in the three months ended March 31, 1997 from $51.5 million for the same period in the prior year. This increase reflects continued investment in marketing of product offerings to potential and existing customers utilizing its information-based strategy and account management techniques. All other non-interest expenses increased $28.2 million, or 47%, to $88.9 million for the three months ended March 31, 1997, from $60.7 million for the same period in the prior year. The increase in other non-interest expense was primarily a result of an increase in the average number of accounts of 39% for the three months ended March 31, 1997, a product mix shift to more service intensive, second generation accounts, an increase in charge volume and an increase in certain costs associated with information systems enhancements.

INCOME TAXES

         The Company's effective income tax rate increased to 38% for the three months ended March 31, 1997, as compared to 37% for the same period in the prior year and includes both state and federal income tax components. The increase in the effective tax rate was primarily the result of increased state tax expense as the Company expanded its operations into multiple products and jurisdictions.

ASSET QUALITY

         The asset quality of a portfolio is generally a function of the initial underwriting criteria used, seasoning of the accounts, account management activities and geographic, demographic, or other forms of concentration, as well as general economic conditions. The average age of the accounts is also an important indicator of the delinquency and loss levels of the portfolio. Accounts tend to exhibit a rising trend of delinquency and credit losses as they season.

DELINQUENCIES

         Table 5 shows the Company's consumer loan delinquency trends for the periods presented as reported for financial statement purposes and on a managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the billing date. However, the Company generally continues to accrue interest until the loan is charged off.

--------------------------------------------------------------------------------
                          TABLE 5 - DELINQUENCIES (1)
--------------------------------------------------------------------------------


                                                                          MARCH 31
---------------------------------------------------------------------------------------------------------
                                                          1997                              1996
---------------------------------------------------------------------------------------------------------
                                                                % OF                              % OF
(dollars in thousands)                           LOANS      TOTAL LOANS            LOANS      TOTAL LOANS
=========================================================================================================
REPORTED:
Loans outstanding                          $    3,816,951       100.00%       $   2,591,725    100.00%
Loans delinquent:
30 - 59 days                                       68,406         1.79               52,252      2.02
60 - 89 days                                       42,407         1.11               33,257      1.28
90 or more days                                    92,090         2.42               71,864      2.77
---------------------------------------------------------------------------------------------------------
Total                                      $      202,903         5.32%       $     157,373      6.07%
=========================================================================================================
MANAGED:
Loans outstanding                          $   12,606,920       100.00%       $  10,115,526    100.00%
Loans delinquent:
30 - 59 days                                      264,705         2.10              152,091      1.50
60 - 89 days                                      159,809         1.27               95,107       .94
90 or more days                                   383,571         3.04              208,984      2.07
---------------------------------------------------------------------------------------------------------
Total                                      $      808,085         6.41%       $     456,182      4.51%
=========================================================================================================

(1) Includes consumer loans held for securitization.

         The delinquency rate for reported loans was 5.32% as of March 31, 1997, down from 6.07% as of March 31, 1996 and down from 6.08% as of December 31, 1996. The decrease in the reported delinquency rate from March 31, 1996 to March 31, 1997 reflects the securitization of second generation products in the fourth quarter of 1996. The Company's second generation products historically have higher delinquency rates than the typical balance transfer loans. In the case of secured card loans, collateral partially mitigates the increased risk and impact of charge-offs. The costs associated with higher delinquency and charge-off rates are considered in the pricing of individual products. The 76 basis point decrease in the reported delinquency rate to 5.32% as of March 31, 1997 from 6.08% as of December 31, 1996 reflected less seller's interest in securitization trusts as of March 31, 1997. This seller's interest represents an undivided interest in the trust receivables in excess of investor certificates outstanding in the trust. These receivables are generally more seasoned than the other newer on-balance sheet loans.

         The delinquency rate for the total managed consumer loan portfolio was 6.41% as of March 31, 1997, up from 4.51% as of March 31, 1996 and up from 6.24% as of December 31, 1996. The managed portfolio's delinquency rate as of March 31, 1997 principally reflected the continued seasoning of accounts and consumer loan balances, the increased presence of second generation products and general economic trends in consumer credit performance.

NET CHARGE-OFFS

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 6 presents the Company's net charge-offs for the periods presented on a reported and managed basis.

--------------------------------------------------------------------------------
                         TABLE 6 - NET CHARGE-OFFS (1)
--------------------------------------------------------------------------------


                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31
-------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                         1997             1996
=======================================================================================================
REPORTED:
Average loans outstanding                                                   $ 4,058,701    $ 2,741,545
Net charge-offs                                                                  46,500         23,816
Net charge-offs as a percentage of average loans outstanding                       4.58%          3.48%
=======================================================================================================
MANAGED:
Average loans outstanding                                                   $12,558,878    $10,265,346
Net charge-offs                                                                 183,255         90,612
Net charge-offs as a percentage of average loans outstanding                       5.84%          3.53%
-------------------------------------------------------------------------------------------------------

(1) Includes consumer loans held for securitization.

         Net charge-offs of managed loans increased $92.6 million, or 102%, while average managed consumer loans grew 22% for the three months ended March 31, 1997 from the same period in the prior year. For the three months ended March 31, 1997, the Company's net charge-offs as a percentage of managed loans was 5.84%, compared to 3.53% for the same period in the prior year. The increase in net charge-offs was the result of continued seasoning of the portfolio, the increased presence of second generation products and general economic trends in consumer credit performance. The increase in the reported charge-off rate reflects a 64% increase in the seller's interest in securitization trusts to $1.8 billion, or 44%, of the reported average balance for the three months ended March 31, 1997 from $1.1 billion, or 38%, of the reported average balance for the same period in the prior year.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is the periodic expense of maintaining an adequate allowance at the amount estimated to be sufficient to absorb possible future losses, net of recoveries (including recovery of collateral), inherent in the existing on-balance sheet loan portfolio. In evaluating the adequacy of the allowance for loan losses, the Company takes into consideration several factors including economic trends and conditions, overall asset quality, loan seasoning and trends in delinquencies and expected charge-offs. The Company's primary guideline is a calculation which uses current delinquency levels and other measures of asset quality to estimate net charge-offs. Consumer loans are typically charged off (net of any collateral) in the next billing cycle after becoming 180 days past-due, although earlier charge-offs may occur on accounts of bankrupt or deceased customers. Bankrupt customers' accounts are generally charged off within 30 days of notification. Once a loan is charged off, it is the Company's policy to continue to pursue the collection of principal and interest.

         Management believes that the allowance for loan losses is adequate to cover anticipated losses in the on-balance sheet consumer loan portfolio under current conditions. There can be no assurance as to future credit losses that may be incurred in connection with the Company's consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the on-balance sheet consumer loan portfolio. Table 7 sets forth the activity in the allowance for loan losses for the periods indicated. See "Asset Quality," "Delinquencies" and "Net Charge-Offs" for a more complete analysis of asset quality.

--------------------------------------------------------------------------------
                 TABLE 7 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           1997          1996
--------------------------------------------------------------------------------------------------------
Balance at beginning of period                                          $     118,500      $     72,000
Provision for loan losses                                                      49,187            25,168
Transfer to loans held for securitization                                      (2,687)           (2,125)
Charge-offs                                                                   (51,201)          (24,131)
Recoveries                                                                      4,701             3,088
--------------------------------------------------------------------------------------------------------
Net charge-offs (1)                                                           (46,500)          (21,043)
--------------------------------------------------------------------------------------------------------
Balance at end of period                                                $     118,500      $     74,000
========================================================================================================
Allowance for loan losses to loans at period-end (1)                             3.37%             3.09%
--------------------------------------------------------------------------------------------------------

(1) Excludes consumer loans held for securitization.

         For the three months ended March 31, 1997, the provision increased to $49.2 million, from $25.2 million for the comparable period of the prior year. This increase is due to an increase in the average reported loan balance of 48%, to $4.1 billion for the three months ended March 31, 1997, from $2.7 billion for the comparable period of the prior year, and increases in the net charge-off rate resulting from continued loan seasoning, a shift in the composition of reported consumer loans and general economic trends in consumer credit performance.

LIQUIDITY AND FUNDING

         Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets and by debt funding. As discussed in "Managed Consumer Loan Portfolio," a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 1997 to 2001 (extendible to 2004) and typically have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated for the participants in the securitization and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled which would accelerate the need for funding.

         As such loans amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect.

         Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Government, U.S. Government Agency mortgage-backed securities, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its on going cash needs. As of March 31, 1997, the Company held $1.7 billion in such securities.

         Interest-bearing liabilities decreased $.6 billion, or 11%, to $4.9 billion as of March 31, 1997 from $5.5 billion as of December 31, 1996. The decrease is the result of a decrease in interest-bearing deposits, short-term borrowings and senior notes of $201 million, $176 million and $225 million, respectively, from December 31, 1996 to March 31, 1997 and reflects the reduced need for borrowings as total loans decreased over the quarter and capital increased.

         Table 8 shows the maturation of certificates of deposit in denominations of $100,000 or greater (large denomination CDs) as of March 31, 1997.

--------------------------------------------------------------------------------
TABLE 8 - MATURITIES OF LARGE DENOMINATION CERTIFICATES $100,000 OR MORE
--------------------------------------------------------------------------------


                                                                                 MARCH 31, 1997
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                     BALANCE             PERCENT
--------------------------------------------------------------------------------------------------------
3 months or less                                                       $     62,293             16.41%
Over 3 through 6 months                                                      71,981             18.96
Over 6 through 12 months                                                    243,863             64.24
Over 1 through 5 years                                                        1,500               .39
--------------------------------------------------------------------------------------------------------
Total                                                                  $    379,637            100.00%
========================================================================================================

         In addition to large denomination CDs, as of March 31, 1997 retail deposits of $362.1 million had been raised through the Savings Bank as an additional source of funding.

         On November 25, 1996, the Company entered into a four-year, $1.7 billion unsecured revolving credit arrangement (the "Credit Facility"). The Credit Facility is comprised of two tranches: a $1.375 billion Tranche A facility available to the Bank and the Savings Bank, including an option for up to $225 million in multi-currency availability, and a $325 million Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $100 million in multi-currency availability. Each tranche under the facility is structured as a four-year commitment and is available for general corporate purposes. The borrowings of the Savings Bank are limited to $500 million during the first year of the Credit Facility, and $750 million thereafter. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings which are due and payable by the Savings Bank but which have not been paid. Any borrowings under the Credit Facility will mature on November 24, 2000; however, the final maturity of each tranche may be extended for three additional one-year periods. The Company had no outstandings on its $1.7 billion revolving credit arrangement as of March 31, 1997. The unused commitment is available as funding needs may arise.

         On April 30, 1997, the Bank increased the aggregate amount of bank notes available for issuance under its bank note program. Under the program, the Bank may issue from time to time up to $7.8 billion of senior bank notes with maturities from 30 days to 30 years and up to $200 million of subordinated bank notes with maturities from 5 to 30 years. As of March 31, 1997, the Company had $3.3 billion in senior bank notes outstanding. As of March 31, 1997, no subordinated bank notes have been issued.

         On September 19, 1996, the Corporation filed a $200 million shelf registration statement ($125 million of senior debt securities issued as of March 31, 1997) with the Securities and Exchange Commission under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The securities will be limited to $200 million aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units of composite currencies as shall be designated by the Corporation.

         On April 30, 1996, the Bank established a deposit note program under which the Bank may issue from time to time up to $2.0 billion of deposit notes with maturities from 30 days to 30 years from the date of issue. As of March 31, 1997, the Company had $300 million in deposit notes outstanding.

         On January 28, 1997, Capital One Capital I, a subsidiary of the Bank created as a Delaware statutory business trust, issued $100 million aggregate amount of Floating Rate Junior Subordinated Capital Income Securities that mature on February 1, 2027. The securities represent a preferred beneficial interest in the assets of the trust. The net proceeds of the offering of $97.4 million were lent to the Bank for general corporate purposes.

         In January 1996, the Company implemented a dividend reinvestment and stock purchase plan (the "DRIP") to provide existing stockholders with the opportunity to purchase additional shares of the Company's common stock by reinvesting quarterly dividends or making optional cash investments. The Company uses proceeds from the DRIP for general corporate purposes.

CAPITAL ADEQUACY

         The Bank and the Savings Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board ("Federal Reserve") and the Office of Thrift Supervision (the "OTS") (collectively, the "regulators"), respectively. The capital adequacy guidelines and the regulatory framework for prompt corrective action require the Bank and the Savings Bank to attain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items as calculated under Regulatory Accounting Principles. The inability to meet and maintain minimum capital adequacy levels could result in regulators taking actions that could have a material effect on the Company's consolidated financial statements. Additionally, the regulators have broad discretion in applying higher capital requirements. Regulators consider a range of factors in determining capital adequacy, such as an institution's size, quality and stability of earnings, interest rate risk exposure, risk diversification, management expertise, asset quality, liquidity and internal controls.

         The most recent notifications from the regulators categorized the Bank and the Savings Bank as "well capitalized". The Bank must maintain minimum Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 4%, 8% and 4%, and the Savings Bank must maintain minimum Tangible Capital, Total Capital and Core Capital ratios of 1.5%, 8% and 3%, respectively, under capital adequacy requirements, and both must maintain minimum ratios of 6%, 10% and 5%, respectively, to be well capitalized under the regulatory framework for prompt corrective action. As of March 31, 1997, the Bank's Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 11.49%, 14.43% and 12.04%, respectively. As of March 31, 1997, the Savings Bank's Tangible Capital, Total Capital and Core Capital ratios were 11.22%, 21.47% and 11.22%, respectively. In addition, the Savings Bank is subject for the first three years of its operations to additional capital requirements, including the requirement to maintain a minimum Total Capital ratio of 12% and a Core Capital ratio of 8%. As of December 31, 1996, there are no conditions or events since the notifications discussed above that Management believes have changed either the Bank's or the Savings Bank's capital category. As of March 31, 1997, the Bank's and the Savings Bank's ratio of common equity to managed assets was 4.68% and 8.76%, respectively.

         On January 1, 1997, the basis for reporting accounting transactions in the quarterly Consolidated Report of Condition ("Call Report") and the Thrift Financial Report ("TFR") changed to conform with generally accepted accounting principles ("GAAP"). New instructions reflecting such changes have been adopted by the Office of the Comptroller of the Currency, the Federal Reserve, the OTS and the Federal Deposit Insurance Corporation ("FDIC"), and are effective for the March 31, 1997 reports. Additionally, in June 1996, SFAS 125 was issued to provide consistent standards for determining whether transfers of financial assets should be treated as sales or secured borrowings. Prior to the March 31, 1997 Call Report, amounts deposited into spread accounts from excess servicing were not recognized as regulatory income nor booked as an asset on the regulatory balance sheet. In accordance with the new instructions, asset transfers that use excess servicing fees receivable as credit enhancement are reported as off-balance sheet sales with recourse and the transferor is required to hold risk-based capital against the full amount of assets sold or a lesser amount if the transaction qualifies for low-level recourse capital treatment. Under the low-level recourse rules, capital is required to be held against the amount of excess servicing fees receivable (which will be reported as an interest-only strip receivable under SFAS No.
125) net of any noncapital GAAP recourse liability associated with the asset transfer, and, based on the new instructions, net of tax liabilities incurred in connection with the transfer of assets. The implementation of SFAS 125 and the conformity with GAAP for regulatory reporting purposes did not result in any significant changes in the Bank's and Savings Bank's capital position.

         During 1996, the Bank received regulatory approval to establish a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve Board that, for so long as the Bank maintains such branch in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of March 31, 1997, the Company's Tier 1 leverage ratio was 13.71%.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of March 31, 1997, retained earnings of the Bank and the Savings Bank of $82.6 million and $18.1 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the regulators. The Savings Bank is required to give the Office of Thrift Supervision at least 30 days' advance notice of any proposed dividend.

OFF-BALANCE SHEET RISK

         The Company is subject to off-balance sheet risk in the normal course of business including commitments to extend credit, excess servicing income from securitization and interest rate swap agreements ("swaps"). In order to reduce interest rate sensitivity and to match asset and liability repricings, the Company has entered into swaps which involve elements of credit or interest rate risk in excess of the amount recognized on the balance sheet. Swaps present the Company with certain credit, market, legal and operational risks. The Company has established credit policies for off-balance sheet items as it does for on-balance sheet instruments.

         As of March 31, 1997, the Company had $1.6 billion in notional amount of swaps to match asset and liability repricings, the majority of which reduce exposure relating to the mismatch of quarterly repricing consumer loan assets and medium-term fixed rate bank notes and fixed rate securitizations. The Company evaluates its overall sensitivity to interest rates by reviewing its asset and liability repricings and the impact of anticipated transactions. In determining the Company's swap position, management considers this overall sensitivity to interest rates and makes adjustments as necessary to meet the Company's objectives. The fair value, based on the forward yield curve, as of March 31, 1997 of swap positions for which the Company is exposed to credit risk from counterparties is $18.5 million. Tables 9 and 10 reflect the maturity and activity of swap positions, respectively, as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

--------------------------------------------------------------------------------
                   TABLE 9 - MATURITY OF INTEREST RATE SWAPS
--------------------------------------------------------------------------------


                                                                      MARCH 31, 1997
----------------------------------------------------------------------------------------------------
                                                WITHIN           OVER ONE                   AVERAGE
                                                  ONE         THROUGH FIVE                   LIFE
(dollars in millions)                            YEAR             YEARS         TOTAL       (YEARS)
----------------------------------------------------------------------------------------------------
Receive fixed/pay floating:
  Notional amount                             $     789       $     791       $   1,580       1.26
  Weighted average rates received                  6.95%           7.60%           7.28%
  Weighted average rates paid                      5.53            5.60            5.57
====================================================================================================

Weighted average rates received and paid are based on the contractual rates in effect as of March 31, 1997. Floating rates under the interest rate swap contracts are based on varying terms of LIBOR.


--------------------------------------------------------------------------------
                   TABLE 10 - SUMMARY OF INTEREST RATE SWAPS
--------------------------------------------------------------------------------


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31
----------------------------------------------------------------------------------------------------
(dollars in millions)                                                        1997             1996
----------------------------------------------------------------------------------------------------
                                                                                NOTIONAL AMOUNT
Receive fixed/pay floating:
    Beginning of period                                                 $       2,104    $    2,144
         Maturities                                                               524            40
----------------------------------------------------------------------------------------------------
    End of period                                                       $       1,580    $    2,104
====================================================================================================

Receive floating/pay floating:
    Beginning of period                                                                  $      260
----------------------------------------------------------------------------------------------------
    End of period                                                                        $      260
====================================================================================================

BUSINESS OUTLOOK

         This business outlook section summarizes the Company's expectations for earnings for the year ending December 31, 1997 and its primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain of the statements are forward looking statements and, therefore, actual results could differ materially. Factors which could materially influence results are set forth in the last paragraph of this section and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Part I, Item 1, Cautionary Statements).

         The Company has set a target, dependent on factors discussed below, for its earnings per share for the year ending December 31, 1997 to increase by approximately 20% over earnings per share for the year ended December 31, 1996. As discussed elsewhere in this report and below, the Company's actual earnings are a function of its revenues (interest income and non-interest income on its earning assets), consumer usage and payment patterns, credit quality of its earning assets (which affects fees and charge-offs), solicitation expenses and operating expenses.

         Recent performance of the Company's managed loan portfolio suggests that consumers are limiting their spending and lowering their debt. These events are evidenced by moderating delinquencies, lower past-due and overlimit fees and lower loan growth experienced by the Company to date in 1997.
It is unknown to what extent the delinquency trends are seasonal and to what extent they are indicative of a sustained improvement in the credit quality of the Company's portfolio. While management believes that lower delinquencies should result in reduced charge-offs if this trend continues, the current trend also results in less fee income and finance charges in the short term. As a result, the Company anticipates that its earnings will be somewhat lower than analysts' consensus earnings estimates for the second quarter of 1997. The Company has taken further steps to increase revenues in the third quarter of 1997, including increases to fees and continuing to reprice interest rates on selected accounts that present higher credit risk. The results noted above are preliminary and may or may not continue as a trend. However, if this trend continues, the impact on earnings could adversely affect the Company's ability to achieve its 1997 earnings target discussed above.

         The Company's strategy for future growth has been, and it is expected to continue to be, to apply its proprietary IBS to its credit card business as well at to other businesses, both financial and non-financial, to identify new product opportunities and to make informed investment decisions regarding its existing products. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a further description of the Company's IBS (Part I, Item 1, Business).

         Historically, the Company has concentrated its efforts on credit card opportunities. These opportunities have included, and are expected to continue to include, various first generation low-rate balance transfer products, as well as second generation credit card products. Generally, these second generation products tend to have lower credit lines, balances that build over time, less attrition, higher margins (including fees), higher operational costs and, in some cases, higher delinquencies and credit losses than the Company's traditional low rate balance transfer products. In general, these second generation products have had overall higher returns than the traditional balance transfer products in recent market conditions. However, these second generation products are also subject to competitive pressures, which management anticipates will increase as this market matures. The Company uses its IBS in an effort to balance the mix of credit card products to optimize profitability within the context of acceptable risk. The Company continues to test market a wide variety of first and second generation credit card products. The

Company believes that this testing approach will enable it to react effectively as general market conditions change. In this manner, the Company intends to remain flexible in the allocation of marketing expenses spent on specific products to take advantage of market opportunities as they emerge and will make its marketing decisions based on the then current market conditions. As a result, the Company expects to continue to offer a variety of first and second generation credit card products; however, the mix of such products in the Company's portfolio may vary significantly over time.

         The Company anticipates that its 1997 solicitation (marketing) expenses will approximate such expenses in 1996, as the Company continues to invest in existing and new first and second generation products as marketing opportunities develop. These opportunities are subject to a variety of external and internal factors that may affect the actual amount of solicitation expense, such as competition in the credit card industry, general economic conditions affecting consumer credit performance and the asset quality of the Company's portfolio. Moreover, the first generation and second generation products have different account growth, loan growth and asset quality characteristics. As a result, although the Company expects that its growth in consumer accounts and managed consumer loan growth will continue in 1997, actual growth may vary significantly depending on the actual mix of products that the Company may offer in 1997. Actual growth also will depend on the level of attrition on the Company's managed portfolio which in turn is affected by competitive pressures.

         The Company currently expects continued but moderating increases in the delinquency and net charge-off rates of its portfolio as further discussed below. The delinquency and charge-off rates of the Company's consumer loan portfolio are directly correlated to general economic trends in consumer credit performance. The rates of delinquencies and charge-offs in the credit card industry are currently at record high levels and are expected by most industry observers to increase. The actual amount of increases in the Company's delinquencies and charge-offs will be affected not only by these general economic trends but by continued seasoning of the Company's portfolio and the product mix. As delinquency levels fluctuate, the resulting amount of past-due and overlimit fees, which are significant sources of revenue for the Company, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies correspondingly precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies.

         To the extent the Company markets first generation products and experiences greater consumer loan growth, delinquency and net charge-off rates will be less, as delinquencies and net charge-off characteristics of new portfolios generally are lower than more seasoned portfolios. However, because second generation products generally have higher delinquencies and net charge-offs than first generation products, to the extent the Company increases the proportion of second generation products in its portfolio, delinquency and net charge-off rates will be greater. These factors notwithstanding, the Company believes that the credit quality of its portfolio is enhanced as a result of the application of IBS.

         The Company also has been applying, and expects to continue applying, its IBS to other financial products and non-financial products ("third generation products"). The Company has established the Savings Bank and several non-bank operating subsidiaries to identify and explore new product opportunities. The Company is in various stages of developing and test marketing a number of new products or services including, but not limited to, selected non-card consumer lending products and the reselling of telecommunication services. During 1996, the Company allocated an increased percentage of its marketing expenses to non-card products or services. To date, only a relatively small dollar percentage of assets and a relatively small percentage of accounts have been generated as a result of such expenditures. As the Company continues to apply its IBS to non-card opportunities and builds the infrastructure necessary to support new businesses, the Company expects that it may increase the percentage of its 1997 marketing and operating expenses attributable to such businesses.

         The Company expects to maintain a flexible approach to its marketing investment. The Company intends to continue applying its IBS to all products, even established products and businesses, and the results of ongoing testing will influence the amount and allocation of future marketing investment. Management believes that, through the continued application of IBS, the Company can develop product and service offerings to sustain growth and that it has the personnel, financial resources and business strategy necessary for continued success. However, as the Company attempts to apply IBS to diversify and expand its product offerings beyond credit cards, there can be no assurance that the historical financial information of the Company will necessarily reflect the results of operations and financial condition of the Company in the future.
The Company's actual results will be influenced by, among other things, the factors discussed in this section.

         The Company's strategies and objectives outlined above and the other forward looking statements contained in this section involve a number of risks and uncertainties. The Company cautions readers that any forward looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial products, changes in the Company's aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business; the amount of, and rate of growth in, the Company's expenses (including associate and marketing expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the Company's SEC reports, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1996 (Part I, Item 1, Cautionary Statements).

PART II.         OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)              The 1997 Annual Meeting of Stockholders was held on April 24,
                 1997.

(b)              The following directors were elected at such meeting:

                                Richard D. Fairbank
                                Stanley I. Westreich

                 The following directors will also continue in their office after such meeting:

                                Nigel W. Morris
                                W.Ronald Dietz
                                James A. Flick, Jr.
                                Patrick W. Gross
                                James V. Kimsey

(c)              The following matters were voted upon at such meeting:

ELECTION OF DIRECTORS                          VOTES FOR              VOTES WITHHELD
---------------------                          ---------              --------------
RICHARD D. FAIRBANK                           54,993,676                 135,719
STANLEY I. WESTREICH                          55,000,376                 129,019

      ITEM                                        VOTES FOR         VOTES AGAINST         ABSTAIN
      ----                                        ---------         -------------         -------
RATIFICATION OF THE SELECTION OF
ERNST & YOUNG LLP AS INDEPENDENT
AUDITORS OF THE COMPANY FOR 1997.                54,956,547           61,999             110,849

                 No other matter was voted upon at such meeting.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)              Exhibits:

                 Exhibit 11-Computation of Per Share Earnings           Page  30

(b)              Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K, dated January 28, 1997, Commission File No. 1-13300, enclosing its press release dated January 22, 1997.

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAPITAL ONE FINANCIAL CORPORATION
                                             ---------------------------------
                                                       (Registrant)


Date:                                        /s/James M. Zinn
       ----------------                      -----------------------------
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