Form 10-Q
period 1997-06-30
CAPITAL ONE FINANCIAL CORP
filed 1997-08-14
CIK 927628

                          UNITED STATESUNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from           to          .
                                      ---------    ---------

                         Commission file number 1-13300


                       CAPITAL ONE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           54-1719854
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia      22042-4525
------------------------------------------------------------      ----------
(Address of principal executive offices)                          (Zip Code)


                                (703) 205-1000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                               (Not Applicable)
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of July 31, 1997, there were 66,519,092 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                       CAPITAL ONE FINANCIAL CORPORATION
                                   FORM 10-Q

                                     INDEX


                                 June 30, 1997

                                                                          PAGE
                                                                          ----

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (unaudited):
                    Condensed Consolidated Balance Sheets..................  3
                    Condensed Consolidated Statements of Income............  4
                    Condensed Consolidated Statements of Changes
                     in Stockholders' Equity...............................  5
                    Condensed Consolidated Statements of
                     Cash Flows............................................  6
                    Notes to Condensed Consolidated Financial
                     Statements............................................  7

          ITEM 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations............................................ 10

PART II.  OTHER INFORMATION

          ITEM 6.   Exhibits and Reports on Form 8-K....................... 28

                    Signatures............................................. 28

ITEM 1.
-------

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                                   JUNE 30                  DECEMBER 31
                                                                     1997                       1996
                                                                  ----------                -----------
ASSETS:
Cash and due from banks                                           $  136,112                $    48,724
Federal funds sold and resale agreements                             295,507                    450,000
Interest-bearing deposits at other banks                              21,441                     30,252
                                                                  ----------                -----------
     Cash and cash equivalents                                       453,060                    528,976
Securities available for sale                                      1,142,328                    877,851
Consumer loans                                                     3,623,952                  4,343,902
     Less:  Allowance for loan losses                               (118,500)                  (118,500)
                                                                  ----------                -----------
Net loans                                                          3,505,452                  4,225,402
Premises and equipment, net                                          181,078                    174,661
Interest receivable                                                   48,135                     78,590
Accounts receivable from securitizations                             729,238                    502,520
Other assets                                                         100,144                     79,445
                                                                  ----------                -----------
     Total assets                                                 $6,159,435                $ 6,467,445
                                                                  ==========                ===========
LIABILITIES:
Interest-bearing deposits                                         $  869,801                $   943,022
Other borrowings                                                     293,734                    530,983
Senior notes                                                       3,468,801                  3,694,237
Deposit notes                                                        299,996                    299,996
Interest payable                                                      72,261                     80,362
Other liabilities                                                    236,343                    178,454
                                                                  ----------                -----------
     Total liabilities                                             5,240,936                  5,727,054

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  CAPITAL ONE BANK'S FLOATING RATE JUNIOR
  SUBORDINATED CAPITAL INCOME SECURITIES                              97,534

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; authorized
     50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
     300,000,000 shares, 66,484,610 and 66,325,261
     issued and outstanding as of June 30, 1997 and
     December 31, 1996, respectively                                     665                        663
Paid-in capital, net                                                 491,953                    481,383
Retained earnings                                                    328,347                    258,345
                                                                  ----------                -----------
     Total stockholders' equity                                      820,965                    740,391
                                                                  ----------                -----------
     Total liabilities and stockholders' equity                   $6,159,435                $ 6,467,445
                                                                  ==========                ===========


See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30                     JUNE 30
                                                   ------------------------      ----------------------
                                                     1997            1996          1997          1996
                                                   --------       ----------     ---------     --------
INTEREST INCOME:
Consumer loans, including fees                       $143,485     $  123,403      $289,997     $237,514
Federal funds sold and resale agreements                2,613          4,487         8,277       12,464
Other                                                  20,772          9,863        37,190       20,917
                                                     --------     ----------     ---------     --------
    Total interest income                             166,870        137,753       335,464      270,895

INTEREST EXPENSE:
Deposits                                                8,635         11,031        19,072       23,574
Other borrowings                                       10,453          5,567        16,977       13,915
Senior and deposit notes                               64,523         46,702       127,959       88,145
                                                     --------     ----------     ---------     --------
    Total interest expense                             83,611         63,300       164,008      125,634
                                                     --------     ----------     ---------     --------
Net interest income                                    83,259         74,453       171,456      145,261
Provision for loan losses                              46,776         25,110        95,963       50,278
                                                     --------     ----------     ---------     --------
Net interest income after provision for loan losses    36,483         49,343        75,493       94,983


NON-INTEREST INCOME:
Servicing and securitizations                         148,562        109,115       318,595      237,301
Service charges                                        57,278         42,034       110,926       68,658
Interchange                                            11,405         14,119        20,720       22,417
Other                                                  11,797          5,331        21,858       13,371
                                                     --------     ----------     ---------     --------
    Total non-interest income                         229,042        170,599       472,099      341,747

NON-INTEREST EXPENSE:
Salaries and associate benefits                        69,287         49,655       139,923       93,931
Solicitation                                           44,995         42,733        99,046       94,257
Communications and data processing                     24,320         19,879        46,110       34,819
Supplies and equipment                                 18,406         14,399        36,479       26,783
Occupancy                                               7,388          4,924        15,189        9,019
Other                                                  37,659         27,744        78,855       56,975
                                                     --------     ----------     ---------     --------
    Total non-interest expense                        202,055        159,334       415,602      315,784
                                                     --------     ----------     ---------     --------
Income before income taxes                             63,470         60,608       131,990      120,946
Income taxes                                           24,118         22,425        50,156       44,750
                                                     --------     ----------     ---------     --------
Net income                                           $ 39,352     $   38,183     $  81,834     $ 76,196
                                                     ========     ==========     =========     ========
Earnings per share                                   $    .58     $      .57     $    1.21     $   1.14
                                                     ========     ==========     =========     ========
Dividends paid per share                             $    .08     $      .08     $     .16     $    .16
                                                     ========     ==========     =========     ========
Weighted average common and
 common equivalent shares outstanding                  67,930         66,893        67,884       66,858
                                                     ========     ==========     =========     ========

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)


                                      COMMON STOCK                                    TOTAL
                                   -------------------     PAID-IN     RETAINED   STOCKHOLDERS'
                                     SHARES     AMOUNT   CAPITAL, NET  EARNINGS       EQUITY
                                   ----------  -------  -------------  --------  --------------
Balance, December 31, 1995         66,174,567     $662       $469,830   $128,699       $599,191
Net income                                                                76,196         76,196
Cash dividends - $.16 per share                                          (10,248)       (10,248)
Issuance of common stock               67,379                   1,376                     1,376
Exercise of stock options               8,184                     132                       132
Tax benefit from stock awards                                     230                       230
Restricted stock, net                    (664)
Amortization of deferred
  compensation                                                    134                       134
Common stock issuable
  under incentive plan                                          1,800                     1,800
Change in unrealized gains on
  securities available for sale,
  net of income taxes of $2,488                                           (4,548)        (4,548)
                                  -----------     ----       --------   --------       --------
Balance, June 30, 1996             66,249,466     $662       $473,502   $190,099       $664,263
                                  ===========     ====       ========   ========       ========

Balance, December 31, 1996         66,325,261     $663       $481,383   $258,345       $740,391
Net income                                                                81,834         81,834
Cash dividends - $.16 per share                                          (10,334)       (10,334)
Issuance of common stock               85,299        1          2,421                     2,422
Exercise of stock options              74,171        1          1,412                     1,413
Tax benefit from stock awards                                     221                       221
Restricted stock, net                    (121)
Amortization of deferred
  compensation                                                     54                        54
Common stock issuable
  under incentive plan                                          6,462                     6,462
Foreign currency translation                                                 153            153
Change in unrealized gains on
  securities available for sale,
  net of income taxes of $857                                             (1,651)        (1,651)
                                  -----------     ----       --------   --------       --------
Balance, June 30, 1997             66,484,610     $665       $491,953   $328,347       $820,965
                                  ===========     ====       ========   ========       ========

See notes to condensed consolidated financial statements.


CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)
                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                          1997          1996
                                                                       ----------   -----------
OPERATING ACTIVITIES:
Net income                                                             $   81,834    $   76,196
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses                                              95,963        50,278
    Depreciation and amortization                                          23,929        21,575
    Stock compensation plans                                                6,516         1,934
    Decrease (increase) in interest receivable                             30,455        (1,679)
    Increase in accounts receivable from securitizations                 (226,718)      (50,604)
    Increase in other assets                                              (28,136)       (3,745)
    Decrease in interest payable                                           (8,101)       (3,207)
    Increase in other liabilities                                          57,889        43,428
                                                                       ----------    ----------
      Net cash provided by operating activities                            33,631       134,176
                                                                       ----------    ----------

INVESTING ACTIVITIES:
Purchases of securities available for sale                               (653,916)     (237,152)
Proceeds from maturities of securities  available for sale                396,580
Proceeds from securitization of consumer loans                          1,031,456       600,000
Net increase in consumer loans                                           (417,989)   (1,302,803)
Recoveries of loans previously charged off                                 10,520         6,464
Additions of premises and equipment, net                                  (31,221)      (33,786)
                                                                       ----------    ----------
      Net cash provided by (used for) investing activities                335,430      (967,277)
                                                                       ----------    ----------

FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits                      (73,221)      519,462
Net decrease in other borrowings                                         (237,249)     (550,303)
Issuances of senior notes                                                 480,000       864,848
Maturities of senior notes                                               (705,436)     (222,500)
Issuances of deposit notes                                                              200,000
Issuances of preferred beneficial interests                                97,428
Proceeds from exercise of stock options                                     1,413           132
Net proceeds from issuance of common stock                                  2,422         1,376
Dividends paid                                                            (10,334)      (10,248)
                                                                       ----------    ----------
      Net cash (used for) provided by financing activities               (444,977)      802,767
                                                                       ----------    ----------
Decrease in cash and cash equivalents                                     (75,916)      (30,334)
Cash and cash equivalents at beginning of period                          528,976       872,460
                                                                       ----------    ----------
Cash and cash equivalents at end of period                             $  453,060   $   842,126
                                                                       ----------    ----------

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 1997
(dollars in thousands, except per share data) (unaudited)

NOTE A:  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Capital One Financial Corporation (the "Corporation") and its subsidiaries. The Corporation is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company."

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1997 presentation.

NOTE B:  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash paid for interest for the six months ended June 30, 1997 and 1996 was $172,109 and $128,841, respectively. Cash paid for income taxes for the six months ended June 30, 1997 and 1996 was $64,095 and $40,939, respectively.

EARNINGS PER SHARE

     Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding, including dilutive stock options and restricted stock.

SECURITIZATIONS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), effective January 1, 1997, which establishes the accounting for certain financial asset transfers including securitization transactions. SFAS 125 requires an entity, after a transfer of financial assets that meets the criteria for sale accounting, to recognize the financial servicing assets it controls and the liabilities it has incurred and to derecognize financial assets for which control has been relinquished.

     Under SFAS 125, the Company records gains or losses on the securitization of consumer loan receivables prospectively for transfers made after January 1, 1997 based on the estimated fair value of assets obtained and liabilities incurred in the sale. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivables. This excess cash flow represents essentially an "interest only" ("I/O") strip, consisting of the excess of finance charge and past-due fees over the sum of the return paid to certificate holders, contractual servicing fees and credit losses. Certain estimates inherent in the determination of the I/O strip are influenced by the factors outside the Company's control, and, as a result, such estimates could materially change in the near term.

NOTE C:  STOCK REPURCHASE

     On July 10, 1997, the Company's Board of Directors voted to repurchase up to two million shares of the Company's common stock over the next two years in order to mitigate the impact of shares issuable under its benefit plans, including its dividend reinvestment and stock purchase plan, associate stock purchase plan and its option programs.

NOTE D:  COMMITMENTS AND CONTINGENCIES

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

     On July 31, 1996, the Florida case was dismissed without prejudice, which permits further proceedings. The plaintiff refiled certain claims arising out of state law in Florida state court and noticed her appeal of the federal claims to the United States Court of Appeals for the Eleventh Circuit. On appeal, the Eleventh Circuit affirmed the ruling of the District Court in favor of the Bank.

     On September 30, 1996, the Connecticut court entered judgment in favor of the Bank on plaintiff's federal claims and dismissed without prejudice plaintiff's state law claims. The plaintiff has refiled, on behalf of a class of Connecticut residents, her claims arising out of state law in a Connecticut state court. The Bank removed this action to the United States District Court for the district of Connecticut and moved to dismiss plaintiff's claims. The Bank's motion is pending.

     On February 17, 1997, the California court entered judgment in favor of the Bank on all of the plaintiffs' claims. The plaintiffs have appealed the ruling to California Court of Appeal First Appellate District Division 4. On July 10, 1997, the plaintiffs filed their opening brief in the appeal.

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

     The Savings Bank has entered into an agreement pursuant to which it will acquire the national retail deposit franchise of JCPenney National Bank. Retail deposit balances acquired under this agreement are expected to be approximately $425,000 and the acquisition is expected to close in early October, subject to fulfillment with the terms and conditions of the agreement.

NOTE E:  RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128 ("SFAS 128"), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options. The impact of SFAS 128 on the calculation of earnings per share for the three and six months ended June 30, 1997 and 1996 was not material.

ITEM 2.
-------

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company." The Company is one of the largest providers of MasterCard and Visa credit cards in the United States. As of June 30, 1997, the Company had 9.8 million customers and $12.7 billion in managed consumer loans outstanding. The Company's profitability is affected by the net interest margin and non-interest income earned on earning assets, customer usage patterns, credit quality, the level of solicitation expenses and operating efficiency.

EARNINGS SUMMARY

     Net income for the three months ended June 30, 1997 of $39.4 million, or $.58 per share, compares to net income of $38.2 million, or $.57 per share, for the same period in the prior year.

     The increase in net income is primarily a result of an increase in asset volumes. Net interest income increased $8.8 million, or 12%, as average earning assets increased 33%, offset by a decrease in the net interest margin to 5.99% from 7.12%. The provision for loan losses increased $21.7 million, or 86%, as average loans increased 23%, and the reported net charge-off rate increased to 4.95% from 2.95%. Non-interest income increased $58.4 million, or 34%, primarily as a result of the increase in average managed loans of 18%, a shift to more fee-based accounts and a change in the timing and amount of certain fees charged. Increases in salaries and associate benefits expense of $19.6 million, or 40%, and other non-interest expense of $23.1 million, or 21%, primarily reflected additional staffing needs associated with the cost incurred to manage the growth in accounts.

     Net income for the six months ended June 30, 1997 of $81.8 million, or $1.21 per share, compares to net income of $76.2 million, or $1.14 per share, for the same period in 1996. This 7% increase primarily reflected the growth in loans and accounts offset by a decline in the net interest margin described above. Each component is discussed in further detail in subsequent sections of this analysis.

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

                   TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO

                                                           THREE MONTHS ENDED
                                                                  JUNE 30
(in thousands)                                           1997                1996
                                                    ------------         -----------
PERIOD-END BALANCES:
Consumer loans held for securitization                                   $ 1,000,000
On-balance sheet consumer loans                      $ 3,623,952           2,569,740
Securitized consumer loans                             9,113,410           7,608,801
                                                    ------------         -----------
Total managed consumer loan portfolio                $12,737,362         $11,178,541
                                                    ============         ===========
AVERAGE BALANCES:
Consumer loans held for securitization               $   286,813         $   468,132
On-balance sheet consumer loans                        3,709,747           2,780,794
Securitized consumer loans                             8,718,310           7,490,724
                                                    ------------         -----------
Total average managed consumer loan portfolio        $12,714,870         $10,739,650
                                                    ============         ===========

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
(in thousands)                                          1997                1996
                                                    ------------         -----------
AVERAGE BALANCES:
Consumer loans held for securitization               $   199,345         $   400,000
On-balance sheet consumer loans                        3,828,113           2,595,236
Securitized consumer loans                             8,609,846           7,507,263
                                                    ------------         -----------
Total average managed consumer loan portfolio        $12,637,304         $10,502,499
                                                    ============         ===========


     Since 1990, the Company has actively engaged in consumer loan securitization transactions. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), effective January 1, 1997, which establishes the accounting for certain financial asset transfers including securitization transactions. SFAS 125 requires an entity, after a transfer of financial assets that meets the criteria for sale accounting, to recognize the financial servicing assets it controls and the liabilities it has incurred and to derecognize financial assets for which control has been relinquished.

     Under SFAS 125, the Company records gains or losses on the securitization of consumer loan receivables prospectively for transfers made after January 1, 1997 based on the estimated fair value of assets obtained and liabilities incurred in the sale. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivables. This excess cash flow represents essentially an "interest only" ("I/O") strip, consisting of the excess of finance charge and past-due fees over the sum of the return paid to certificate holders, contractual servicing fees and credit losses. Certain estimates inherent in the determination of the I/O strip are influenced by the factors outside the Company's control, and, as a result, such estimates could materially change in the near term.

    The adoption of SFAS 125 did not have a material effect on securitization income during the first six months of 1997. However, in large part as a result of the impact on the I/O strip of expected increases in past-due fees, the Company believes, as it continues to transition its securitized receivables portfolio to the requirements of the new standard, the impact of SFAS 125 in the second half of 1997 will be more significant. This incremental impact on securitization income resulting from the adoption of SFAS 125 in 1997 is not representative of future periods. Any future gains that will be recognized in accordance with SFAS 125 will be dependent on the timing and amount of future securitizations. The Company will continuously assess the performance of new and existing securitization transactions as estimates of future cash flows change. Table 2 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and yield for the periods presented. The Company intends to continue to securitize consumer loans.

                      TABLE 2 - OPERATING DATA AND RATIOS

                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30                            JUNE 30
(dollars in thousands)                   1997                1996             1997           1996
                                     ------------         -------------   ------------   ------------
REPORTED:
    Average earning assets            $ 5,559,574          $ 4,181,950    $ 5,568,871    $ 4,112,667
    Net interest margin(1)                   5.99%                7.12%          6.16%          7.06%
    Yield                                   14.36                15.19          14.40          15.86
MANAGED:
    Average earning assets            $14,277,884          $11,672,674    $14,178,717    $11,619,930
    Net interest margin(1)                   8.30%                7.94%          8.56%          7.98%
    Yield                                   15.17                14.21          15.31          14.48
                                     ============         =============   ============   ============

(1) Net interest margin is equal to net interest income divided by average earning assets.

RISK ADJUSTED REVENUE AND MARGIN

     In originating its consumer loan portfolio in recent years, the Company has pursued a low introductory interest rate strategy with accounts repricing to higher rates after six to sixteen months from the date of origination ("first generation products"). The amount of repricing is actively managed in an effort to maximize return at the consumer level, reflecting the risk and expected
performance of the account.   Separately, accounts also may be repriced upwards
or downwards based on individual customer performance. Many of the Company's first generation products have a balance transfer feature under which customers could transfer balances, held in their other obligations, to the Company. The Company's historic managed loan growth has been principally the result of this balance transfer feature. Industry competitors have continuously solicited the Company's customers with similar low-rate introductory strategies. Management believes that these competitive pressures have and will continue to put additional pressure on low-rate introductory strategies.

     In applying its Information-Based Strategies ("IBS") and in response to competitive pressures during late 1994, the Company began to shift a significant amount of its solicitation expense to second generation product opportunities. Second generation products consist of secured card products and other customized card products including affinity and co-branded cards, college student cards and other cards targeted to certain markets that were underserved by the Company's competitors. These products do not have the immediate impact on managed loan balances of the first generation products but typically consist of lower credit limit accounts which build balances over time. The terms of the second generation products tend to include annual membership fees and higher annual finance charge rates. The higher risk profile of the customers targeted for the second generation products and the lower credit limit associated with these products also tend to result in higher delinquency and consequently higher past-due and overlimit fees than the first generation products.

     Although these second generation products have differing characteristics, both the first generation and second generation products meet the Company's objective of maximizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the portfolio. Risk adjusted revenue is defined as net interest income and non-interest income less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average earning assets. It considers not only the finance charge yield and net interest margin, the primary focus of the first generation products, but also the fee income associated with the second generation products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products.

     Managed risk adjusted revenue of $262.9 million for the three months ended June 30, 1997 increased $41.8 million, or 19%, compared to managed risk adjusted revenue of $221.1 million for the same period in the prior year. This increase resulted from an increase in managed net interest income of $64.8 million to $296.3 million and an increase in managed non-interest income of $73.2 million to $169.3 million, offset by an increase in managed net charge-offs of $96.2 million to $202.8 million for the three months ended June 30, 1997 as compared to the same period in the prior year. Managed risk adjusted margin decreased to 7.36% for the three months ended June 30, 1997 from 7.58% for the same period in the prior year. This decrease resulted from an increase in managed net charge-offs as a percentage of average managed earning assets to 5.68% for the three months ended June 30, 1997 from 3.65% in the same period in the prior year, offset by an increase in managed net interest margin to 8.30% for the three months ended June 30, 1997 from 7.94% in the same period in the prior year and an increase in managed non-interest income as a percentage of average managed earning assets to 4.74% for the three months ended June 30, 1997 from 3.29% in the same period in the prior year.

     Managed risk adjusted revenue of $547.6 million for the six months ended June 30, 1997 increased $108.4 million, or 25%, over managed risk adjusted revenue of $439.2 million for the same period in the prior year. This increase resulted from an increase in managed net interest income of $143.3 million to $607.0 million and an increase in managed non-interest income of $153.9 million to $326.6 million, offset by an increase in managed net charge-offs of $188.9 million to $386.0 million for the six months ended June 30, 1997 as compared to the same period in the prior year. Managed risk adjusted margin increased to 7.72% for the six months ended June 30, 1997 from 7.56% for the same period in the prior year. This increase resulted from an increase in managed net interest margin to 8.56% for the six months ended June 30, 1997 from 7.98% in the same period in the prior year, an increase in managed non-interest income as a percentage of average managed earning assets to 4.61% for the six months ended June 30, 1997 from 2.97% in the same period in the prior year, offset by an increase in managed net charge-offs as a percentage of average managed earning assets to 5.45% for the six months ended June 30, 1997 from 3.39% in the same period in the prior year. The cause of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

NET INTEREST INCOME

     Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which include interest-bearing deposits, other borrowings and borrowings from senior and deposit notes.

     Net interest income for the three months ended June 30, 1997 was $83.3 million, compared to $74.5 million for the same period in the prior year, representing an increase of $8.8 million, or 12%. For the six months ended June 30, 1997, net interest income was $171.5 million compared to $145.3 million for the same period in 1996, representing an increase of $26.2 million, or 18%. Average earnings assets increased 33% and 35% for the three and six months ended June 30, 1997, respectively, versus the same periods in 1996. The yield on earning assets decreased 117 and 112 basis points for the three and six months ended June 30, 1997, respectively, to 12.01% from 13.18% and to 12.05% from 13.17%, as compared to the same periods in the prior year. The decreases were primarily attributable to an 83 and 146 basis point decrease in the yield on consumer loans for the three and six months ended June 30, 1997, respectively, to 14.36% from 15.19% and to 14.40% from 15.86%, as compared to the same periods in the prior year. The yield on consumer loans decreased due to the securitization, and as a result, removal from the balance sheet, of higher yielding second generation products during the fourth quarter of 1996, offset by an increase in the amount of past-due fees charged as compared to the same period in the prior year.

     Table 3 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 1997 and 1996.

  TABLE 3 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                  THREE MONTHS ENDED JUNE 30
                                                         1997                                    1996
                                        -----------------------------------------------------------------------------
                                           AVERAGE        INCOME/     YIELD/       AVERAGE        INCOME/      YIELD/
(dollars in thousands)                     BALANCE        EXPENSE      RATE        BALANCE        EXPENSE       RATE
                                        -------------   -----------  --------    -----------   -----------    -------
ASSETS:
Earning assets
  Consumer loans(1)                        $3,996,560      $143,485     14.36%    $ 3,248,926      $123,403     15.19%
  Federal funds sold and
      resale agreements                       187,650         2,613      5.57         336,951         4,487      5.33
  Other securities                          1,375,364        20,772      6.04         596,073         9,863      6.62
                                          -----------   -----------  --------    ------------   -----------    ------
Total earning assets                        5,559,574      $166,870     12.01%      4,181,950      $137,753     13.18%
Cash and due from banks                       111,670                                  25,073
Allowance for loan losses                    (118,833)                                (74,004)
Premises and equipment, net                   182,227                                 152,285
Other assets                                  823,415                                 615,548
                                          -----------   -----------  --------    ------------   -----------    ------
Total assets                               $6,558,053                              $4,900,852
                                          ===========   ===========  ========    ============   ===========    ======
LIABILITIES AND EQUITY:
Interest-bearing liabilities
  Deposits                                 $  817,936      $  8,635      4.22%     $  788,788      $ 11,031      5.59%
  Other borrowings                            694,814        10,453      6.02         348,627         5,567      6.39
  Senior and deposit notes                  3,768,797        64,523      6.85       2,875,119        46,702      6.50
                                          -----------   -----------  --------    ------------   -----------    ------
Total interest-bearing liabilities          5,281,547      $ 83,611      6.33%      4,012,534      $ 63,300      6.31%
Other liabilities                             380,807                                 244,641
                                          -----------   -----------  --------    ------------   -----------    ------
Total liabilities                           5,662,354                               4,257,175
Preferred beneficial interests                 97,503
Equity                                        798,196                                 643,677
                                          -----------   -----------  --------    ------------   -----------    ------
Total liabilities and equity               $6,558,053                              $4,900,852
                                          ===========   ===========  ========    ============   ===========    ======
Net interest spread                                                      5.68%                                   6.87%
                                          ===========   ===========  ========    ============   ===========    ======
Interest income to
  average earning assets                                                12.01%                                  13.18%
Interest expense to
  average earning assets                                                 6.02                                    6.06
                                          -----------   -----------  --------    ------------   -----------    ------
Net interest margin                                                      5.99%                                   7.12%
                                          ===========   ===========  ========    ============   ===========    ======

(1) Interest income includes past-due fees on loans of approximately $24,965 and $19,525 for the three months ended
    June 30, 1997 and 1996, respectively.




                                                                           SIX MONTHS ENDED JUNE 30
                                                              1997                                          1996
                                            ---------------------------------------------------------------------------------------
                                                AVERAGE         INCOME/       YIELD/         AVERAGE          INCOME/       YIELD/
(dollars in thousands)                          BALANCE         EXPENSE        RATE          BALANCE          EXPENSE        RATE
                                            -------------    ------------   ---------      ------------    ------------   ---------
ASSETS:
Earning assets
  Consumer loans(1)                            $4,027,458        $289,997       14.40%       $2,995,236        $237,514       15.86%

  Federal funds sold and
      resale agreements                           306,527           8,277        5.40           464,085          12,464        5.37
  Other securities                              1,234,886          37,190        6.02           653,346          20,917        6.40
                                            -------------    ------------   ---------      ------------    ------------   ---------
Total earning assets                            5,568,871        $335,464       12.05%        4,112,667        $270,895       13.17%
Cash and due from banks                            95,309                                        25,818
Allowance for loan losses                        (119,331)                                      (74,003)
Premises and equipment, net                       181,246                                       147,653
Other assets                                      745,833                                       565,322
                                            -------------    ------------   ---------      ------------    ------------   ---------
Total assets                                   $6,471,928                                    $4,777,457
                                            =============    ============   =========      ============    ============   =========

LIABILITIES AND EQUITY:
Interest-bearing liabilities
  Deposits                                     $  904,861        $ 19,072        4.22%       $  823,742        $ 23,574        5.72%
  Other borrowings                                553,654          16,977        6.13           437,770          13,915        6.36
  Senior and deposit notes                      3,788,751         127,959        6.75         2,692,439          88,145        6.55
                                            -------------    ------------   ---------      ------------    ------------   ---------
Total interest-bearing liabilities              5,247,266        $164,008        6.25%        3,953,951        $125,634        6.35%
Other liabilities                                 362,131                                       186,234
                                            -------------    ------------   ---------      ------------    ------------   ---------
Total liabilities                               5,609,397                                     4,140,185
Preferred beneficial interests                     81,325
Equity                                            781,206                                       637,272
                                            -------------    ------------   ---------      ------------    ------------   ---------
Total liabilities and equity                   $6,471,928                                    $4,777,457
                                            =============    ============   =========      ============    ============   =========
Net interest spread                                                              5.80%                                         6.82%
                                            =============    ============   =========      ============    ============   =========

Interest income to
  average earning assets                                                        12.05%                                        13.17%

Interest expense to
  average earning assets                                                         5.89                                          6.11
                                            -------------    ------------   ---------      ------------    ------------   ---------
Net interest margin                                                              6.16%                                         7.06%
                                            =============    ============   =========      ============    ============   =========


(1) Interest income includes past-due fees on loans of approximately $50,213 and $35,010 for the six months ended June 30, 1997 and 1996, respectively.

     The managed net interest margin decreased 53 basis points to 8.30% for the three months ended June 30, 1997, compared to 8.83% for the three months ended March 31, 1997. The decrease reflected decreased late fees and the addition of low introductory rate balance transfer loans that replaced the increased attrition of higher rate loans resulting from increased competitor mail volume.

INTEREST VARIANCE ANALYSIS

     Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. Table 4 sets forth the dollar amount of the increases (decreases) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates.

                      TABLE 4 - INTEREST VARIANCE ANALYSIS

                                             THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                           JUNE 30, 1997 VS 1996                               JUNE 30, 1997 VS 1996
                               -----------------------------------------------   -------------------------------------------------
                                 Increase             Change due to(1)              Increase              Change due to(1)
(in thousands)                  (Decrease)        Volume             Rate          (Decrease)         Volume             Rate
                               ------------    -------------     -------------   --------------   --------------     -------------

INTEREST INCOME:
Consumer loans                      $20,082          $27,141          $ (7,059)         $52,483          $75,911          $(23,428)
Federal funds sold
   and resale agreements             (1,874)          (2,071)              197           (4,187)          (4,254)               67
Other securities                     10,909           11,840              (931)          16,273           17,583            (1,310)
                                   --------          -------          --------          -------          -------          --------
Total interest income                29,117           42,205           (13,088)          64,569           89,314           (24,745)

INTEREST EXPENSE:
Deposits                             (2,396)             395            (2,791)          (4,502)           2,155            (6,657)
Other borrowings                      4,886            5,226              (340)           3,062            3,569              (507)
Senior and deposit notes             17,821           15,184             2,637           39,814           36,944             2,870
                                   --------          -------          --------          -------          -------          --------
Total interest expense               20,311           20,089               222           38,374           40,456            (2,082)
                                   --------          -------          --------          -------          -------          --------
Net interest income(1)              $ 8,806          $21,898          $(13,092)         $26,195          $46,590          $(20,395)
                                   ========          =======          ========          =======          =======          ========

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.  The changes in income and expense are calculated independently for each line in the schedule. The total for the volume and rate columns are not the sum of the individual lines.

SERVICING AND SECURITIZATION INCOME

     Servicing and securitization income increased $39.4 million and $81.3 million, or 36% and 34%, for the three and six months ended June 30, 1997, respectively, from the same periods in the prior year, primarily due to average securitized loans increasing 16% and 15% for the three and six months ended June 30, 1997, respectively, from the same periods in the prior year. This resulted in increases in net interest income and non-interest income on securitized loans and was offset by increased charge-offs on such loans. Net interest income on securitized loans increased $56.0 million and $117.1 million, or 36% and 37%, for the three and six months ended June 30, 1997, respectively, from the same periods in the prior year, as a result of the loan growth and an increase in the securitized portfolio's net interest margin to 9.78% and 10.12% for the three and six months ended June 30, 1997, respectively, from 8.39% and 8.48%, respectively, for the same periods in the prior year. This increase in net interest margin is the result of an increase in yield on securitized loans of 176 and 181 basis points for the three and six months ended June 30, 1997, respectively, as a result of the securitization of second generation products and an increase in the amount of past-due fees charged as a result of both a change in terms and an increase in the delinquency rate on securitized loans from period to period. Non-interest income on securitized loans increased $54.2 million and $104.8 million, or 157% and 154%, for the three and six months ended June 30, 1997, respectively, from the same periods in the prior year, as a result of loan and account growth, the securitization of second generation products and a change in terms of overlimit fees.

Charge-offs on securitized loans for the three and six months ended June 30, 1997 increased $70.7 million and $140.7 million, or 86% and 94%, respectively, compared to the same periods in the prior year due to the increase in average securitized loans, an increase in the average age of accounts (generally referred to as "seasoning") and general economic trends in consumer credit performance. See "Managed Consumer Loan Portfolio" for the effect of SFAS 125 on servicing and securitization income.

OTHER NON-INTEREST INCOME

     Other non-interest income increased 31% and 47% to $80.5 million and $153.5 million for the three and six months ended June 30, 1997, respectively, compared to $61.5 million and $104.4 million for the same periods in the prior year. The increase in other non-interest income was due to an increase in the average number of accounts of 30% and 34% for the three and six months ended June 30, 1997, respectively, a shift to more fee intensive products and changes in the terms of overlimit fees charged. Interchange income decreased $2.7 million and $1.7 million, or 19% and 8%, to $11.4 million and $20.7 million, for the three and six months ended June 30, 1997, respectively, compared to $14.1 million and $22.4 million for the same periods in the prior year. These decreases were attributable to the securitization of a higher percentage of second generation products in 1997 compared to the prior year.

NON-INTEREST EXPENSE

     Non-interest expense for the three and six months ended June 30, 1997 was $202.1 million and $415.6 million, respectively, an increase of 27% and 32%, over $159.3 million and $315.8 million for the same periods in the prior year. Contributing to the increase in non-interest expense were salaries and associate benefits expense, which rose $19.6 million and $46.0 million, or 40% and 49%, to $69.3 million and $139.9 million for the three and six months ended June 30, 1997, respectively, compared to $49.7 million and $93.9 million for the same periods in the prior year. This increase reflected additional staff associated with the cost of operations to manage the growth in accounts. All other non-interest expenses increased $23.1 million and $53.8 million, or 21% and 24%, to $132.8 million and $275.7 million for the three and six months ended June 30, 1997, respectively, from $109.7 million and $221.9 million for the same periods in the prior year. The increase in other non-interest expense was primarily a result of an increase in the average number of accounts of 30% and 34% for the three and six months ended June 30, 1997, respectively. For the three months ended June 30, 1997, non-interest expense (excluding solicitation) decreased $2.4 million, or 2%, to $157.0 million from $159.5 million for the three months ended March 31, 1997, even as average accounts increased 8%, due to the benefits of previous quarters' investments in technology, process improvements and management of costs. For the comparable periods, associate headcount remained flat.

INCOME TAXES

     The Company's effective income tax rate increased to 38% for the three and six months ended June 30, 1997, as compared to 37% for the same periods in the prior year and includes both state and federal income tax components. The increase in the effective tax rate was primarily the result of increased state tax expense as the Company expanded its operations into multiple products and jurisdictions.

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

DELINQUENCIES

     Table 5 shows the Company's consumer loan delinquency trends for the periods presented as reported for financial statement purposes and on a managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. However, the Company generally continues to accrue interest until the loan is charged off.

                          TABLE 5 - DELINQUENCIES (1)

                                                 JUNE 30
                                     1997                        1996
                          -----------------------------------------------------
                                            % OF                        % OF
(dollars in thousands)       LOANS      TOTAL LOANS      LOANS      TOTAL LOANS
                          ------------ ------------ -------------- ------------

REPORTED:
Loans outstanding          $ 3,623,952       100.00%   $ 3,569,740       100.00%
Loans delinquent:
30-59 days                      72,090         1.99         76,328         2.14
60-89 days                      40,335         1.11         38,136         1.07
90 or more days                 88,150         2.43         77,621         2.17
                           -----------       ------    -----------       ------
Total                      $   200,575         5.53%   $   192,085         5.38%
                           ===========       ======    ===========       ======
MANAGED:
Loans outstanding          $12,737,362       100.00%   $11,178,541       100.00%
Loans delinquent:
30-59 days                     268,967         2.11        186,753         1.67
60-89 days                     159,239         1.25        100,301          .90
90 or more days                378,621         2.97        224,746         2.01
                           -----------       ------    -----------       ------
Total                      $   806,827         6.33%   $   511,800         4.58%
                           ===========       ======    ===========       ======

(1) Includes consumer loans held for securitization.

     The delinquency rate for reported loans was 5.53% as of June 30, 1997, up from 5.38% as of June 30, 1996 and up from 5.32% as of March 31, 1997. The delinquency rate for the total managed consumer loan portfolio was 6.33% as of June 30, 1997, up from 4.58% as of June 30, 1996 and down from 6.41% as of March 31, 1997. The managed portfolio's delinquency rate increase as of June 30, 1997, when compared to June 30, 1996, principally reflected the continued seasoning of accounts and consumer loan balances, the increased presence of second generation products and general economic trends in consumer credit performance.

NET CHARGE-OFFS

     Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 6 presents the Company's net charge-offs for the periods presented on a reported and managed basis.

                         TABLE 6 - NET CHARGE-OFFS (1)

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30                       JUNE 30
(dollars in thousands)                 1997           1996           1997           1996
                                   ------------  -------------   ------------  -------------
REPORTED:
Average loans outstanding           $ 3,996,560    $ 3,248,926    $ 4,027,458    $ 2,995,236
Net charge-offs                          49,434         23,956         95,934         47,772
Net charge-offs as a percentage
  of average loans outstanding             4.95%          2.95%          4.76%          3.19%
                                   ============    ===========    ===========   ============
MANAGED:
Average loans outstanding           $12,714,870    $10,739,650    $12,637,304    $10,502,499
Net charge-offs                         202,778        106,567        386,033        197,179
Net charge-offs as a percentage
  of average loans outstanding             6.38%          3.97%          6.11%          3.75%
                                   ============    ===========    ===========   ============

(1) Includes consumer loans held for securitization.

     Net charge-offs of managed loans increased $96.2 million and $188.9 million, or 90% and 96%, while average managed consumer loans grew 18% and 20% for the three and six months ended June 30, 1997, respectively, from the same periods in the prior year. For the three and six months ended June 30, 1997, the Company's net charge-offs as a percentage of managed loans was 6.38% and 6.11%, respectively, compared to 3.97% and 3.75% for the same periods in the prior year. The increase in managed net charge-offs was the result of continued seasoning of the portfolio, the increased presence of second generation products and general economic trends in consumer credit performance. The increase in the reported charge-off rate for the three and six months ended June 30, 1997 reflected less growth in the first half of 1997 versus 1996 resulting in seasoning of the reported loan portfolio. This increase was also compounded by general economic trends in consumer credit performance.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is the periodic expense of maintaining an adequate allowance at the amount estimated to be sufficient to absorb possible future losses, net of recoveries (including recovery of collateral), inherent in the existing on-balance sheet loan portfolio. In evaluating the adequacy of the allowance for loan losses, the Company takes into consideration several factors including economic trends and conditions, overall asset quality, loan seasoning and trends in delinquencies and expected charge-offs. The Company's primary guideline is a calculation which uses current delinquency levels and other measures of asset quality to estimate net charge-offs. Consumer loans are typically charged off (net of any collateral) in the next billing cycle after becoming 180 days past-due, although earlier charge-offs may occur on accounts of bankrupt or deceased customers. Bankrupt customers' accounts are generally charged off within 30 days after receipt of the bankruptcy petition. Once a loan is charged off, it is the Company's policy to continue to pursue the collection of principal and interest for non-bankrupt accounts.

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

                 TABLE 7 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30                JUNE 30
(dollars in thousands)                                   1997       1996        1997       1996
                                                     ---------------------   --------------------

Balance at beginning of period                         $118,500   $ 74,000   $ 118,500   $ 72,000
Provision for loan losses                                46,776     25,110      95,963     50,278
Transfer from (to) loans held for                            33     (5,984)     (2,654)    (8,109)
 securitization
Charge-offs                                             (52,628)   (22,502)   (103,829)   (46,633)
Recoveries                                                5,819      3,376      10,520      6,464
                                                       --------   --------   ---------   --------
Net charge-offs(1)                                      (46,809)   (19,126)    (93,309)   (40,169)
                                                       --------   --------   ---------   --------
Balance at end of period                               $118,500   $ 74,000   $ 118,500   $ 74,000
                                                       ========   ========   =========   ========
Allowance for loan losses to loans at period-end(1)        3.27%      2.88%       3.27%      2.88%
                                                       --------   --------   ---------   --------

(1) Excludes consumer loans held for securitization.

     For the three and six months ended June 30, 1997, respectively, the provision increased to $46.8 million and $96.0 million, from $25.1 million and $50.3 million for the comparable periods in the prior year. This increase is due to an increase in the average reported loan balance of 23% and 34%, to $4.0 billion for the three and six months ended June 30, 1997, respectively, from $3.2 and $3.0 billion for the comparable periods of the prior year, and increases in the net charge-off rate resulting from continued loan seasoning and general economic trends in consumer credit performance.

LIQUIDITY AND FUNDING

     Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets and by debt funding. As discussed in "Managed Consumer Loan Portfolio," a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 1997 to 2002 (extendible to 2004) and typically have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated for the participants in the securitization and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled which would accelerate the need for funding.

     As such loans amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect.

     Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Government, U.S. Government Agency mortgage-backed securities, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its on going cash needs. As of June 30, 1997, the Company held $1.6 billion in such securities.

     Table 8 shows the maturation of certificates of deposit in denominations of $100,000 or greater ("large denomination CDs") as of June 30, 1997.

    TABLE 8 - MATURITIES OF LARGE DENOMINATION CERTIFICATES $100,000 OR MORE

                               JUNE 30, 1997
(dollars in thousands)       BALANCE   PERCENT
                           ----------  -------
3 months or less             $ 71,981    22.64%
Over 3 through 6 months       177,000    55.68
Over 6 through 12 months       67,427    21.21
Over 1 through 5 years          1,500      .47
                             --------  -------
Total                        $317,908   100.00%
                             ========  =======

     In addition to large denomination CDs, as of June 30, 1997 retail deposits of $552 million had been raised as an additional source of funding.

     The Company's other borrowings portfolio consists of $254 million in borrowings maturing within one year and $40 million in borrowings maturing after one year.

     On November 25, 1996, the Company entered into a four-year, $1.7 billion unsecured revolving credit arrangement (the "Credit Facility"). The Credit Facility is comprised of two tranches: a $1.375 billion Tranche A facility available to the Bank and the Savings Bank, including an option for up to $225 million in multi-currency availability, and a $325 million Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $100 million in multi-currency availability. Each tranche under the facility is structured as a four-year commitment and is available for general corporate purposes. The borrowings of the Savings Bank are limited to $500 million during the first year of the Credit Facility, and $750 million thereafter. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings which are due and payable by the Savings Bank but which have not been paid. Any borrowings under the Credit Facility will mature on November 24, 2000; however, the final maturity of each tranche may be extended for three additional one-year periods. The Company had no outstanding balance on its $1.7 billion revolving credit arrangement as of June 30, 1997. The unused commitment is available as funding needs may arise.

     On April 30, 1997, the Bank increased the aggregate amount of bank notes available for issuance under its bank note program. Under the program, the Bank may issue from time to time up to $7.8 billion of senior bank notes with maturities from 30 days to 30 years and up to $200 million of subordinated bank notes with maturities from 5 to 30 years. As of June 30, 1997, the Company had $3.3 billion in senior bank notes outstanding and no subordinated bank notes had been issued.

     On September 19, 1996, the Corporation filed a $200 million shelf registration statement ($125 million of senior debt securities issued as of June 30, 1997) with the Securities and Exchange Commission under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The securities will be limited to $200 million aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units of composite currencies as shall be designated by the Corporation.

     On April 30, 1996, the Bank established a deposit note program under which the Bank may issue from time to time up to $2.0 billion of deposit notes with maturities from 30 days to 30 years from the date of issue. As of June 30, 1997, the Company had $300 million in deposit notes outstanding.

     On January 28, 1997, Capital One Capital I, a subsidiary of the Bank created as a Delaware statutory business trust, issued $100 million aggregate amount of Floating Rate Junior Subordinated Capital Income Securities that mature on February 1, 2027. The securities represent a preferred beneficial interest in the assets of the trust. The net proceeds of the offering of $97 million were lent to the Bank for general corporate purposes.

     In January 1996, the Company implemented a dividend reinvestment and stock purchase plan (the "DRIP") to provide existing stockholders with the opportunity to purchase additional shares of the Company's common stock by reinvesting quarterly dividends or making optional cash investments. The Company uses proceeds from the DRIP for general corporate purposes.

     On July 10, 1997, the Company's Board of Directors voted to repurchase up to two million shares of the Company's common stock over the next two years in order to mitigate the impact of shares issuable under its benefit plans, including its dividend reinvestment and stock purchase plan, associate stock purchase plan and its option programs.

  The Savings Bank has entered into an agreement pursuant to which it will acquire the national retail deposit franchise of JCPenney National Bank. Retail deposit balances acquired under this agreement are expected to be approximately $425 million and the acquisition is expected to close in early October, subject to fulfillment with the terms and conditions of the agreement.

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

     The most recent notifications from the regulators categorized the Bank and the Savings Bank as "well capitalized". The Bank must maintain minimum Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 4%, 8% and 4%, and the Savings Bank must maintain minimum Tangible Capital, Total Capital and Core Capital ratios of 1.5%, 8% and 3%, respectively, under capital adequacy requirements, and both must maintain minimum ratios of 6%, 10% and 5%, respectively, to be well capitalized under the regulatory framework for prompt corrective action. As of June 30, 1997, the Bank's Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 11.02%, 13.93% and 11.16%, respectively. As of June 30, 1997, the Savings Bank's Tangible Capital, Total Capital and Core Capital ratios were 13.33%, 20.49% and 13.33%, respectively. In addition, the Savings Bank is subject for the first three years of its operations to additional capital requirements, including the requirement to maintain a minimum Total Capital ratio of 12% and a Core Capital ratio of 8%. As of June 30, 1997, there are no conditions or events since the notifications discussed above that Management believes have changed either the Bank's or the Savings Bank's capital category. As of June 30, 1997, the Bank's and the Savings Bank's ratio of common equity to managed assets was 4.51% and 9.76%, respectively.

     During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve Board that, for so long as the Bank maintains such branch in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of June 30, 1997, the Company's Tier 1 leverage ratio was 14.00%.

     Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of June 30, 1997, retained earnings of the Bank and the Savings Bank of $69.0 million and $34.6 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the regulators. The Savings Bank is required to give the OTS at least 30 days' advance notice of any proposed dividend.

OFF-BALANCE SHEET RISK

     The Company is subject to off-balance sheet risk in the normal course of business including commitments to extend credit, excess servicing income from securitization transactions and interest rate swap agreements ("swaps"). In order to reduce interest rate sensitivity and to match asset and liability repricings, the Company has entered into swaps which involve elements of credit or interest rate risk in excess of the amount recognized on the balance sheet. Swaps present the Company with certain credit, market, legal and operational risks. The Company has established credit policies for off-balance sheet items as it does for on-balance sheet instruments.

     As of June 30, 1997, the Company had $3.2 billion in notional amount of swaps. The Company evaluates its overall sensitivity to interest rates by reviewing its asset and liability repricings and the impact of anticipated transactions. In determining the Company's swap position, management considers this overall sensitivity to interest rates and makes adjustments as necessary to meet the Company's objectives. During the three months ended June 30, 1997, the Company entered into $1.6 billion of interest rate swaps to effectively offset existing swaps related to underlying bank notes and fixed rate securitization
transactions.   The original swaps which pay variable and receive fixed rates were directly offset by swaps of matching notional amount and terms which pay fixed and receive variable rates. The fair value, based on the forward yield curve, as of June 30, 1997 of swap positions for which the Company is exposed to credit risk from highly rated counterparties is approximately $13.9 million.

     Tables 9 and 10 reflect the maturity and activity of swap positions, respectively, as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

                   TABLE 9 - MATURITY OF INTEREST RATE SWAPS

                                                           JUNE 30, 1997
                                         -------------------------------------------------
                                                      OVER ONE
                                           WITHIN      THROUGH                   AVERAGE
                                            ONE          FIVE                      LIFE
(dollars in millions)                       YEAR        YEARS        TOTAL       (YEARS)
                                         ---------   ----------    ----------  -----------
Receive fixed/pay floating:
     Notional amount                         $ 789        $ 791        $1,580         1.02
     Weighted average rates received(1)       6.95%        7.60%         7.28%
     Weighted average rates paid(1)           5.80         5.78          5.79

Receive floating/pay fixed:
     Notional amount                         $ 789        $ 791        $1,580         1.02
     Weighted average rates received(1)       5.80%        5.78%         5.79%
     Weighted average rates paid(1)           6.05         6.59          6.32
                                            ======       ======        ======        ======

(1) Weighted average rates received and paid are based on the contractual rates in effect as of June 30, 1997. Floating rates under the interest rate swap contracts are based on varying terms of LIBOR.

                   TABLE 10 - SUMMARY OF INTEREST RATE SWAPS

                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                       JUNE 30             JUNE 30
(in millions)                       1997      1996      1997     1996
                                  --------  --------  -------- --------
                                   NOTIONAL AMOUNT    NOTIONAL AMOUNT
Receive fixed/pay floating:
    Beginning of period             $1,580    $2,104    $2,104   $2,144
      Maturities                                           524       40
                                  --------  --------  -------- --------
    End of period                   $1,580    $2,104    $1,580   $2,104
                                  ========  ========  ======== ========
Receive floating/pay fixed:
    Beginning of period
      Additions                     $1,580              $1,580
                                  --------  --------  -------- --------
    End of period                   $1,580              $1,580
                                  ========  ========  ======== ========

Receive floating/pay floating:
    Beginning of period                       $  260             $  260
                                  --------  --------  -------- --------
    End of period                             $  260             $  260
                                  ========  ========  ======== ========

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

     The Company has revised its previous earnings target and set a new target, dependent on the factors discussed below, for its earnings per share for the year ending December 31, 1997 to increase by approximately 5% to 10% over earnings per share for the year ended December 31, 1996, which was $2.30 per share. As discussed elsewhere in this report and below, the Company's actual earnings are a function of its revenues (net interest income and non-interest income on its earning assets), consumer usage and payment patterns, credit quality of its earning assets (which affects fees and charge-offs), solicitation expenses and operating expenses.

     The Company's actual earnings are particularly sensitive to delinquencies and charge-offs on the Company's portfolio and on the level of attrition from increased competition in the credit card industry. The Company's expectations for 1997 earnings are based on management's expectations for a higher number of delinquent accounts in the second half of the year primarily due to seasonal factors, which would result in increased past-due and overlimit fee revenue. In the first half of 1997, the Company experienced a lower number of delinquent accounts than management had expected based on the seasonal trends experienced in previous years. As a result, fee revenue was lower than originally anticipated. It is still not certain whether delinquencies will remain lower than expected or, return to the higher historic seasonal pattern. Management believes that continued lower delinquencies should eventually result in reduced charge-offs; however, in the short term, the current trend continues to result in less fee income. Moreover, management cautions that the relationship between delinquencies and charge-offs has been changing over the past few years, and delinquency rates are rising at a lesser rate than charge-offs in the industry in general as well as in the Company's portfolio. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Increased competition can affect the Company's earnings by increasing the attrition of the Company's outstanding loans (thereby reducing interest income) and by making it more difficult to attract more profitable customers.

     The Company's strategy for future growth has been, and is expected to continue to be, to apply its proprietary IBS to its credit card business as well as to other businesses, both financial and non-financial, to identify new product opportunities and to make informed investment decisions regarding its existing products. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a further description of the Company's IBS (Part I, Item 1, Business).

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

     The Company anticipates that its 1997 solicitation (marketing) expenses will approximate such expenses in 1996, as the Company continues to invest in existing and new first and second generation products as marketing opportunities develop. These opportunities are subject to a variety of external and internal factors that may affect the actual amount of solicitation expense, such as competition in the credit card industry, general economic conditions affecting consumer credit performance and the asset quality of the Company's portfolio. Moreover, the first generation and second generation products have different account growth, loan growth and asset quality characteristics. The Company currently expects that its growth in consumer accounts will continue in the second half of 1997 and that its growth in managed consumer loans will resume in the second half of 1997. Actual growth, however, may vary significantly depending on the actual mix of products that the Company may offer in 1997. Actual growth also will depend on the level of attrition on the Company's managed portfolio which is affected by competitive pressures.

     The Company currently expects delinquencies to increase modestly in the second half of the year and the net charge-off rate of its portfolio to continue to increase as further discussed below. The delinquency and net charge-off rate of the Company's consumer loan portfolio are directly correlated to general economic trends in consumer credit performance. Charge-off rates are also impacted by increasing bankruptcies. The rates of delinquencies and charge-offs in the credit card industry are currently at record high levels and are expected by most industry observers to increase. The actual amount of increases in the Company's delinquencies and charge-offs will be affected not only by these general economic trends but by continued seasoning of the Company's portfolio and the product mix. As delinquency levels fluctuate, the resulting amount of past-due and overlimit fees, which are significant sources of revenue for the Company, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related revenue impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. As discussed above, the Company's earnings results are sensitive to delinquency levels (and the lower past-due and overlimit fees associated with lower delinquencies). As a result, if delinquencies do not increase as anticipated additional pressure will be placed on the Company's ability to meet its 1997 expectations.

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

     The Company also has been applying, and expects to continue applying, its IBS to other financial products and non-financial products ("third generation products"), as well as to the expansion of its existing operations outside of the United States. The Company has established the Savings Bank and several non-bank operating subsidiaries to identify and explore these opportunities. The Company is in various stages of developing and test marketing a number of new products and services including, but not limited to, selected non-card consumer lending products and the reselling of telecommunication services. During 1996, the Company allocated an increased percentage of its marketing expenses to non-card products or services. To date, only a relatively small dollar percentage of assets and accounts have been generated as a result of such expenditures. The Company is also in various stages of developing and test marketing credit card and other products outside of the United States. As the Company continues to apply its IBS to non-card opportunities and builds the infrastructure necessary to support new businesses and expansion of existing businesses in other countries, the Company expects that it may increase the percentage of its 1997 marketing and operating expenses attributable to third generation products.

     The Company expects to maintain a flexible approach to its marketing investment. The Company intends to continue applying its IBS to all products, even established products and businesses, and the results of ongoing testing will influence the amount and allocation of future marketing investments. Management believes that, through the continued application of IBS, the Company can develop product and service offerings to sustain growth and that it has the personnel, financial resources and business strategy necessary for continued success. However, as the Company attempts to apply IBS to diversify and expand its product offerings beyond credit cards, there can be no assurance that the historical financial information of the Company will necessarily reflect the results of operations and financial condition of the Company in the future. The Company's actual results will be influenced by, among other things, the factors discussed in this section.

     The Company's strategies and objectives outlined above and the other forward looking statements contained in this section involve a number of risks and uncertainties. The Company cautions readers that any forward looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial products, changes in the Company's aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general; the amount of, and rate of growth in, the Company's expenses (including associate and marketing expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the Company's SEC reports, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1996 (Part I, Item 1, Cautionary Statements).

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
-------

(a)       Exhibits:

          Exhibit 11-Computation of Per Share Earnings     Page  29

(B)       Reports on Form 8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CAPITAL ONE FINANCIAL CORPORATION
                           ---------------------------------
                                        (Registrant)



Date:  August 14, 1997     /s/ James M. Zinn
                           ---------------------------------
                               James M. Zinn
                               Senior Vice President,
                               Chief Financial Officer
                               (Chief Accounting Officer
                               and duly authorized officer
                               of the Registrant)