Form 10-Q
period 1997-09-30
CAPITAL ONE FINANCIAL CORP
filed 1997-11-14
CIK 927628

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE     SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1997

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

As of October 31, 1997, there were 65,639,321 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                       CAPITAL ONE FINANCIAL CORPORATION
                                   FORM 10-Q

                                     INDEX
--------------------------------------------------------------------------------

                               September 30, 1997

                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements (Unaudited):
                       Condensed Consolidated Balance Sheets....................      3
                       Condensed Consolidated Statements of Income..............      4
                       Condensed Consolidated Statements of Changes
                        in Stockholders' Equity.................................      5
                       Condensed Consolidated Statements of
                        Cash Flows..............................................      6
                       Notes to Condensed Consolidated Financial
                        Statements..............................................      7

          ITEM 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations............     10

PART II.  OTHER INFORMATION

          ITEM 6.  Exhibits and Reports on Form 8-k.............................     28

                   Signatures...................................................     28


                                       2

ITEM 1.
-------

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

                                                                SEPTEMBER 30                  DECEMBER 31
                                                                    1997                         1996
                                                                -----------                  -----------
ASSETS:
Cash and due from banks                                         $    57,772                  $    48,724
Federal funds sold and resale agreements                            152,575                      450,000
Interest-bearing deposits at other banks                             22,267                       30,252
                                                                -----------                  -----------
   Cash and cash equivalents                                        232,614                      528,976

Securities available for sale                                     1,033,946                      877,851
Consumer loans                                                    4,329,799                    4,343,902
   Less:  Allowance for loan losses                                (147,000)                    (118,500)
                                                                -----------                  -----------

Net loans                                                         4,182,799                    4,225,402
Premises and equipment, net                                         180,740                      174,661
Interest receivable                                                  35,539                       78,590
Accounts receivable from securitizations                            539,925                      502,520
Other assets                                                        106,208                       79,445
                                                                -----------                  -----------
   Total assets                                                 $ 6,311,771                  $ 6,467,445
                                                                ===========                  ===========

LIABILITIES:
Interest-bearing deposits                                       $ 1,050,014                  $   943,022
Other borrowings                                                    321,463                      530,983
Senior notes                                                      3,307,801                    3,694,237
Deposit notes                                                       299,996                      299,996
Interest payable                                                     65,798                       80,362
Other liabilities                                                   327,036                      178,454
                                                                -----------                  -----------
   Total liabilities                                              5,372,108                    5,727,054

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
 CAPITAL ONE BANK'S FLOATING RATE JUNIOR
 SUBORDINATED CAPITAL INCOME SECURITIES:                             97,599

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; authorized
  50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
  300,000,000 shares, 66,567,979 and 66,325,261
  issued as of September 30, 1997 and
  December 31, 1996, respectively                                       666                          663
Paid-in capital, net                                                504,167                      481,383
Retained earnings                                                   373,921                      258,345
Less:  Treasury stock, at cost; 972,639 shares as of
   September 30, 1997                                               (36,690)
                                                                -----------                  -----------
   Total stockholders' equity                                       842,064                      740,391
                                                                -----------                  -----------
   Total liabilities and stockholders' equity                   $ 6,311,771                  $ 6,467,445
                                                                ===========                  ===========

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(dollars in thousands, except per share data) (unaudited)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30                      SEPTEMBER 30
                                                                ----------------------------      ----------------------------
                                                                    1997             1996             1997             1996
                                                                -----------      -----------      -----------      -----------
INTEREST INCOME:
Consumer loans, including fees                                  $   153,377      $   170,593      $   443,374      $   408,107
Federal funds sold and resale agreements                              3,753            3,885           12,030           16,349
Other                                                                21,840           13,757           59,030           34,674
                                                                -----------      -----------      -----------      -----------
     Total interest income                                          178,970          188,235          514,434          459,130

INTEREST EXPENSE:
Deposits                                                              9,052           16,569           28,124           40,143
Other borrowings                                                      9,168            7,535           26,145           21,450
Senior and deposit notes                                             63,596           57,477          191,555          145,622
                                                                -----------      -----------      -----------      -----------
     Total interest expense                                          81,816           81,581          245,824          207,215
                                                                -----------      -----------      -----------      -----------
Net interest income                                                  97,154          106,654          268,610          251,915
Provision for loan losses                                            72,518           53,933          168,481          104,211
                                                                -----------      -----------      -----------      -----------
Net interest income after provision for loan losses                  24,636           52,721          100,129          147,704

NON-INTEREST INCOME:
Servicing and securitizations                                       180,348          109,549          498,943          346,850
Service charges                                                      75,801           72,983          186,727          141,641
Interchange                                                          12,606           14,847           33,326           37,264
Other                                                                12,178            9,337           34,036           22,708
                                                                -----------      -----------      -----------      -----------
     Total non-interest income                                      280,933          206,716          753,032          548,463

NON-INTEREST EXPENSE:
Salaries and associate benefits                                      73,214           57,562          213,137          151,493
Solicitation                                                         60,781           60,177          159,827          154,434
Communications and data processing                                   25,935           20,251           72,045           55,070
Supplies and equipment                                               21,721           15,486           58,200           42,269
Occupancy                                                             8,198            5,692           23,387           14,711
Other                                                                36,154           37,655          115,009           94,630
                                                                -----------      -----------      -----------      -----------
     Total non-interest expense                                     226,003          196,823          641,605          512,607
                                                                -----------      -----------      -----------      -----------
Income before income taxes                                           79,566           62,614          211,556          183,560
Income taxes                                                         30,236           23,793           80,392           68,543
                                                                -----------      -----------      -----------      -----------
Net income                                                      $    49,330      $    38,821      $   131,164      $   115,017
                                                                ===========      ===========      ===========      ===========
Earnings per share                                              $       .72      $       .58      $      1.92      $      1.72
                                                                ===========      ===========      ===========      ===========
Dividends paid per share                                        $       .08      $       .08      $       .24      $       .24
                                                                ===========      ===========      ===========      ===========
Weighted average common and
     common equivalent shares outstanding                        68,254,046       67,058,129       68,385,168       67,021,722
                                                                ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)

                                               COMMON STOCK                                                              TOTAL
                                      -----------------------------      PAID-IN        RETAINED        TREASURY      STOCKHOLDERS'
                                          SHARES         AMOUNT        CAPITAL, NET     EARNINGS          STOCK          EQUITY
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1995               66,174,567   $         662   $     469,830   $     128,699                   $     599,191
Net income                                                                                  115,017                         115,017
Cash dividends - $.24 per share                                                             (15,397)                        (15,397)
Issuances of common stock                   104,126               1           2,179                                           2,180
Exercise of stock options                     8,616                             139                                             139
Tax benefit from stock awards                                                   261                                             261
Restricted stock, net                          (664)                            162                                             162
Common stock issuable
 under incentive plan                                                         4,350                                           4,350
Foreign currency translation                                                                     (8)                             (8)
Change in unrealized gains on
 securities available for sale,
 net of income taxes of $2,486                                                               (4,616)                         (4,616)
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance, September 30, 1996              66,286,645   $         663   $     476,921   $     223,695                   $     701,279
                                      =============   =============   =============   =============   =============   =============

Balance, December 31, 1996               66,325,261   $         663   $     481,383   $     258,345                   $     740,391
Net income                                                                                  131,164                         131,164
Cash dividends - $.24 per share                                                             (15,512)                        (15,512)
Purchases of treasury stock                                                   1,552                   $     (37,467)        (35,915)
Issuances of common stock                   112,949               1           3,208                             469           3,678
Exercise of stock options                   129,890               2           2,611                             308           2,921
Tax benefit from stock awards                                                   298                                             298
Restricted stock, net                          (121)                             80                                              80
Common stock issuable
 under incentive plan                                                        15,035                                          15,035
Foreign currency translation                                                                   (112)                           (112)
Change in unrealized gains
 on securities available for
 sale, net of income taxes of $177                                                               36                              36
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance, September 30, 1997              66,567,979   $         666   $     504,167   $     373,921   $     (36,690)  $     842,064
                                      =============   =============   =============   =============   =============   =============

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                 --------------------------------
                                                                                     1997                 1996
                                                                                 -----------          -----------
OPERATING ACTIVITIES:
Net income                                                                       $   131,164          $   115,017
Adjustments to reconcile net income to cash
  provided by operating activities:
     Provision for loan losses                                                       168,481              104,211
     Depreciation and amortization                                                    27,188               31,214
     Stock compensation plans                                                         15,115                4,512
     Decrease in interest receivable                                                  43,051               14,879
     Increase in accounts receivable from securitizations                            (37,405)            (123,860)
     (Increase) decrease in other assets                                             (30,443)              10,949
     Decrease in interest payable                                                    (14,564)             (17,235)
     Increase in other liabilities                                                   148,582               72,323
                                                                                 -----------          -----------
        Net cash provided by operating activities                                    451,169              212,010
                                                                                 -----------          -----------

INVESTING ACTIVITIES:
Purchases of securities available for sale                                          (914,194)            (529,734)
Proceeds from maturities of securities available for sale                            774,534              240,040
Proceeds from securitization of consumer loans                                     1,733,669            1,445,000
Net increase in consumer loans                                                    (1,878,797)          (3,079,014)
Recoveries of loans previously charged off                                            19,250                9,974
Additions of premises and equipment, net                                             (45,629)             (52,731)
                                                                                 -----------          -----------
        Net cash used for investing activities                                      (311,167)          (1,966,465)
                                                                                 -----------          -----------

FINANCING ACTIVITIES:
Net increase in interest-bearing deposits                                            106,992              598,658
Net decrease in other borrowings                                                    (209,520)             (93,311)
Issuances of senior notes                                                            480,000            1,457,754
Maturities of senior notes                                                          (866,436)            (586,500)
Issuances of deposit notes                                                                                299,996
Issuances of preferred beneficial interests                                           97,428
Proceeds from exercise of stock options                                                2,921                  139
Net proceeds from issuances of common stock                                            3,678                2,180
Purchases of treasury stock                                                          (35,915)
Dividends paid                                                                       (15,512)             (15,397)
                                                                                 -----------          -----------
        Net cash (used for) provided by financing activities                        (436,364)           1,663,519
                                                                                 -----------          -----------

Decrease in cash and cash equivalents                                               (296,362)             (90,936)
Cash and cash equivalents at beginning of period                                     528,976              872,460
                                                                                 -----------          -----------
Cash and cash equivalents at end of period                                       $   232,614          $   781,524
                                                                                 ===========          ===========

See notes to condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 1997
(currencies in thousands, except per share data) (unaudited)

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

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1997 presentation.

NOTE B:  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

      Cash paid for interest for the nine months ended September 30, 1997 and 1996 was $260,388 and $222,450, respectively. Cash paid for income taxes for the nine months ended September 30, 1997 and 1996 was $94,295 and $64,675, respectively.

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

      Under SFAS 125, the Company records gains or losses on the securitization of consumer loan receivables prospectively for transfers made after January 1, 1997 based on the estimated fair value of assets obtained and liabilities incurred in the sale. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivables. This excess cash flow represents essentially an "interest only" ("I/O") strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to certificate holders, estimated contractual servicing fees and credit losses. Certain estimates inherent in the determination of the I/O strip are influenced by factors outside the Company's control, and, as a result, such estimates could materially change in the near term.

NOTE C:  BORROWINGS

     In August 1997, the Company entered into a three-year $350,000 equivalent unsecured revolving credit arrangement (the "UK/Canada Facility"), which will be used to finance the Company's expansion in the United Kingdom and Canada. The UK/Canada Facility is comprised of two tranches: a Tranche A Facility in the amount of (Pounds)156,458 ($249,800 equivalent based on the exchange rate at closing) and a Tranche B Facility in the amount of C$139,609 ($100,200 equivalent based on the exchange rate at closing). An amount of (Pounds)34,574 or C$76,910 ($55,200 equivalent based on the exchange rate at closing) may be transferred between the Tranche A Facility and the Tranche B Facility, respectively, upon the request of the Company. Each tranche under the facility is structured as a three-year commitment and will be available for general corporate purposes. The Corporation serves as the guarantor of all borrowings under the UK/Canada Facility. As of September 30, 1997, the Company had $3,600 equivalent outstanding under the UK/Canada Facility.

      In September 1997, the Savings Bank completed the purchase of the national retail deposit franchise of JCPenney National Bank. Retail deposit balances acquired under the agreement were approximately $421,000.

      In October 1997, the Bank established a program for the issuance of debt instruments to be offered outside of the United States. Under this program, the Bank from time to time may issue instruments in the aggregate principal amount of $1,000,000 equivalent outstanding at any one time. Instruments under this program may be denominated in any currency or currencies.

NOTE D:  ASSOCIATE STOCK PLANS

      In September 1997, the Company granted options, under the 1994 Stock Incentive Plan, to purchase 537,147 common shares at the then market price of $37.56 per share. These options vest over a period of three years. Additionally, in October 1997, 625,000, or twenty-five percent, of the performance-based options granted in 1995 to the Company's Chief Executive Officer and Chief Operating Officer vested as the market price of the Company's stock remained at or above $43.75 for at least ten trading days in a 30 consecutive calendar day period. The Company recognized $8,599 and $15,115 of compensation cost for the three and nine months ended September 30, 1997, respectively, relating to its associate stock plans.

NOTE E:  STOCK REPURCHASE

      In July 1997, the Company's Board of Directors voted to repurchase up to two million shares of the Company's common stock over the next two years in order to mitigate the dilutive impact of shares issuable under its benefit plans, including its dividend reinvestment and stock purchase plan, associate stock purchase plan and option programs. During the third quarter of 1997, the Company repurchased one million shares under this program. Certain treasury shares were reissued in connection with the Company's associate stock plans.

NOTE F:  COMMITMENTS AND CONTINGENCIES

      During 1995, the Company and the Bank became involved in a purported class action suit relating to certain collection practices engaged in by Signet Bank and, subsequently, by the Bank. The complaint in this case alleges that Signet Bank and/or the Company violated a variety of California state statutes and constitutional and common law duties by filing collection lawsuits, obtaining judgments and pursuing garnishment proceedings in the Virginia state courts against defaulted credit card customers who were not residents of Virginia. The case was filed in the Superior Court of California in the County of Alameda, Southern Division, on behalf of a class of California residents. The complaint in this case seeks unspecified statutory damages, compensatory damages, punitive damages, restitution, attorneys' fees and costs, a permanent injunction and other equitable relief. Similar cases were also filed in the United States District Court for the District of Connecticut on behalf of a nationwide class and in the United States District Court for the Middle District of Florida on behalf of a nationwide class (except for California).

      In February 1997, the California court entered judgment in favor of the Bank on all of the plaintiffs' claims. The plaintiffs have appealed the ruling to California Court of Appeal First Appellate District Division 4, and the appeal is pending.

      The Florida and the Connecticut cases have now been resolved in favor of the Company and the Bank and the plaintiffs have elected either to dismiss with prejudice any remaining claims or not to appeal the judgments issued in favor of the Company and the Bank.

      In connection with the transfer of substantially all of Signet Bank's credit card business to the Bank in November 1994, the Company and the Bank agreed to indemnify Signet Bank for certain liabilities incurred in litigation arising from that business, which may include liabilities, if any, incurred in the three purported class action cases described above. Because no specific measure of damages is demanded in the complaint of the California case and it remains in early stages of litigation, an informed assessment of the ultimate outcome of this case cannot be made at this time. Management believes, however, that there are meritorious defenses to this lawsuit and intends to continue to defend it vigorously.

      The Company is commonly subject to various other pending and threatened legal actions arising from the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any pending or threatened action will not have a material adverse effect on the consolidated financial condition of the Company. At the present time, however, management is not in a position to determine whether the resolution of pending or threatened litigation will have a material effect on the Company's results of operations in any future reporting period.

NOTE G:  RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the FASB issued SFAS No. 128 ("SFAS 128"), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share exclude the dilutive effect of stock options. The impact of SFAS 128 on the calculation of earnings per share for the three and nine months ended September 30, 1997 and 1996 was not material.

ITEM 2.
-------

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company." The Company is one of the largest providers of MasterCard and Visa credit cards in the world. As of September 30, 1997, the Company had 10.7 million customers and $13.5 billion in managed consumer loans outstanding. The Company's profitability is affected by the net interest margin and non-interest income earned on earning assets, customer usage patterns, credit quality, the level of solicitation expenses and operating efficiency.

EARNINGS SUMMARY

      Net income for the three months ended September 30, 1997 of $49.3 million, or $.72 per share, compares to net income of $38.8 million, or $.58 per share, for the same period in the prior year.

      The increase in net income is primarily a result of an increase in asset and account volumes. Net interest income decreased $9.5 million, or 9%, as the net interest margin decreased to 7.02% from 8.23%, offset by an increase in average earning assets of 7%. The provision for loan losses increased $18.6 million, or 34%, as the reported net charge-off rate increased to 4.57% from 3.45%. Non-interest income increased $74.2 million, or 36%, primarily as a result of the increase in average managed accounts of 28%, a shift to more fee-based accounts, a change in the timing and amount of certain fees charged and the incremental impact of securitization accounting. Increases in salaries and associate benefits expense of $15.7 million, or 27%, and other non-interest expenses of $13.5 million, or 10%, primarily reflected the cost of operations to manage the growth in accounts and additional expense associated with the Company's associate stock plans.

      Net income for the nine months ended September 30, 1997 of $131.2 million, or $1.92 per share, compares to net income of $115.0 million, or $1.72 per share, for the same period in 1996. This 14% increase in net income primarily reflected a 17% growth in average managed loans. Each component is discussed in further detail in subsequent sections of this analysis.

MANAGED CONSUMER LOAN PORTFOLIO

      The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adjusts the balance sheet and income statement to add back the effect of securitizing consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

      The Company's managed consumer loan portfolio is comprised of on-balance sheet loans, loans held for securitization and securitized loans. Securitized loans are not assets of the Company and, therefore, are not shown on the balance sheet. Reported consumer loans consist of on-balance sheet loans and loans held for securitization and exclude securitized loans.

       Table 1 summarizes the Company's managed consumer loan portfolio.

                   TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                           -------------------------------
(in thousands)                                1997                 1996
                                           -----------         -----------
PERIOD-END BALANCES:
Consumer loans held for securitization                         $ 1,300,000
On-balance sheet consumer loans            $ 4,329,799           3,162,008
Securitized consumer loans                   9,142,796           7,679,032
                                           -----------         -----------
Total managed consumer loan portfolio      $13,472,595         $12,141,040
                                           -----------         -----------

AVERAGE BALANCES:
Consumer loans held for securitization                         $   993,478
On-balance sheet consumer loans            $ 3,847,150           2,961,643
Securitized consumer loans                   9,070,817           7,625,933
                                           -----------         -----------
Total average managed consumer loan
 portfolio                                 $12,917,967         $11,581,054
                                           -----------         -----------

                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30
                                           -------------------------------
(in thousands)                                1997                1996
                                           -----------         -----------
AVERAGE BALANCES:
Consumer loans held for securitization     $   132,146         $   599,270
On-balance sheet consumer loans              3,834,547           2,718,262
Securitized consumer loans                   8,765,192           7,547,108
                                           -----------         -----------
Total average managed consumer loan
 portfolio                                 $12,731,885         $10,864,640
                                           -----------         -----------

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

      Under SFAS 125, the Company records gains or losses on the securitization of consumer loan receivables prospectively for transfers made after January 1, 1997 based on the estimated fair value of assets obtained and liabilities incurred in the sale. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivables. This excess cash flow represents essentially an "interest only" ("I/O") strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to certificate holders, estimated contractual servicing fees and credit losses. Certain estimates inherent in the determination of the I/O strip are influenced by factors outside the Company's control, and, as a result, such estimates could materially change in the near term.

      The adoption of SFAS 125 did not have a material effect on securitization income during the first six months of 1997. During the third quarter of 1997, there was a $16 million incremental impact on credit card securitization income resulting from SFAS 125. This incremental impact on credit card securitization income from SFAS 125 is expected to result in a similar amount being recorded in the fourth quarter of 1997, but may not be representative of future periods. Any future gains that will be recognized in accordance with SFAS 125 will be dependent on the timing and amount of future securitizations. The Company will continuously assess the performance of new and existing securitization transactions as estimates of future cash flows change.

      Table 2 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

                      TABLE 2 - OPERATING DATA AND RATIOS

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30                        SEPTEMBER 30
                                      -------------------------           --------------------------
(dollars in thousands)                    1997          1996                  1997           1996
                                      -----------   -----------           -----------    -----------
REPORTED:
   Average earning assets             $ 5,537,280   $ 5,182,877           $ 5,558,685    $ 4,491,002
   Net interest margin(1)                    7.02%         8.23%                 6.44%          7.48%
   Loan yield                               15.95         17.25                 14.90          16.40
MANAGED:
   Average earning assets             $14,608,097   $12,808,810           $14,323,877    $12,038,110
   Net interest margin(1)                    9.05%         8.35%                 8.73%          8.10%
   Loan yield                               16.06         15.14                 15.56          14.71
                                      -----------   -----------           -----------    -----------

(1) Net interest margin is equal to net interest income divided by average earning assets.

RISK ADJUSTED REVENUE AND MARGIN


     In originating its consumer loan portfolio in recent years, the Company has pursued a low introductory interest rate strategy with accounts repricing to higher rates after six to sixteen months from the date of origination ("first generation products"). The amount of repricing is actively managed in an effort to maximize return at the consumer level, reflecting the risk and expected performance of the account. Separately, accounts also may be repriced upwards or downwards based on individual customer performance. Many of the Company's first generation products have a balance transfer feature under which customers can transfer balances, held in their other obligations, to the Company. The Company's historic managed loan growth has been principally the result of this balance transfer feature. Industry competitors have continuously solicited the Company's customers with similar low-rate introductory strategies. Management believes that these competitive pressures have and will continue to put additional pressure on low-rate introductory strategies.

     In applying its Information-Based Strategies ("IBS") and in response to competitive pressures during late 1994, the Company began to shift a significant amount of its solicitation expense to second generation product opportunities. Second generation products consist of secured card products and other customized card products including affinity and co-branded cards, college student cards and other cards targeted to certain markets that were underserved by the Company's competitors. These products do not have the immediate impact on managed loan balances of the first generation products but typically consist of lower credit limit accounts which build balances over time. The terms of the second generation products tend to include annual membership fees and higher annual finance charge rates. The profile of the customers targeted for the second generation products and the lower credit limit and, in some cases, balances associated with these products also tend to result in higher delinquency and consequently higher past-due and overlimit fees as a percentage of loan balances outstanding than the first generation products.

     Although these second generation products have differing characteristics, both the first generation and second generation products meet the Company's objective of maximizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the portfolio. Risk adjusted revenue is defined as net interest income and non-interest income (exclusive of credit card SFAS 125 gains) less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average earning assets. It considers not only the finance charge yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products.

      Table 3 provides income statement data and ratios for the Company's managed consumer loan portfolio. The cause of increases and decreases in the various components of risk adjusted revenue is discussed in further detail in subsequent sections of this analysis.

                    TABLE 3 - MANAGED RISK ADJUSTED REVENUE

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30                SEPTEMBER 30
                                     -----------------------       -----------------------
(dollars in thousands)                   1997         1996           1997         1996
                                     ---------     ---------       ---------     ---------
MANAGED INCOME STATEMENT:
Net interest income                  $ 330,670     $ 267,235       $ 937,691     $ 730,922
Non-interest income                    202,490(1)    133,421         529,124(1)    306,149
Net charge-offs                       (215,041)     (121,362)       (601,074)     (318,541)
                                     ---------     ---------       ---------     ---------
   Risk adjusted revenue             $ 318,119     $ 279,294       $ 865,741     $ 718,530
                                     =========     =========       =========     =========
RATIOS(2):
Net interest margin                       9.05%         8.35%           8.73%         8.10%
Non-interest income                       5.54          4.16            4.93          3.39
Net charge-offs                          (5.88)        (3.79)          (5.60)        (3.53)
                                     ---------     ---------       ---------     ---------
   Risk adjusted revenue
    margin                                8.71%         8.72%           8.06%         7.96%
                                     =========     =========       =========     =========

(1) Excludes the $16 million incremental impact on credit card securitization income resulting from the implementation of SFAS 125.
(2) As a percentage of average managed earning assets.

 NET INTEREST INCOME

      Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which include interest-bearing deposits, other borrowings and borrowings from senior and deposit notes.

      Net interest income for the three months ended September 30, 1997 was $97.2 million, compared to $106.7 million for the same period in the prior year, representing a decrease of $9.5 million, or 9%. For the nine months ended September 30, 1997, net interest income was $268.6 million compared to $251.9 million for the same period in 1996, representing an increase of $16.7 million, or 7%. Average earnings assets increased 7% and 24% for the three and nine months ended September 30, 1997, respectively, versus the same periods in 1996. The yield on earning assets decreased 160 and 129 basis points for the three and nine months ended September 30, 1997, respectively, to 12.93% from 14.53% and to 12.34% from 13.63%, as compared to the same periods in the prior year. The decreases were primarily attributable to a 130 and 150 basis point decrease in the yield on consumer loans for the three and nine months ended September 30, 1997, respectively, to 15.95% from 17.25% and to 14.90% from 16.40%, as compared to the same periods in the prior year. The yield on consumer loans decreased due to the securitization and, as a result, removal from the balance sheet of higher yielding second generation products during the fourth quarter of 1996, offset by an increase in the amount of past-due fees charged as compared to the same period in the prior year.

      Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 1997 and 1996.

  TABLE 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                     THREE MONTHS ENDED SEPTEMBER 30
                                           ---------------------------------------------------------------------------------------
                                                             1997                                         1996
                                           ------------------------------------------   ------------------------------------------
                                             AVERAGE        INCOME/        YIELD/         AVERAGE        INCOME/         YIELD/
(dollars in thousands)                       BALANCE        EXPENSE         RATE          BALANCE        EXPENSE          RATE
                                           ------------   ------------   ------------   ------------   ------------   ------------
ASSETS:
Earning assets
 Consumer loans(1)                         $  3,847,150   $    153,377          15.95%  $  3,955,121   $    170,593          17.25%
 Federal funds sold and
   resale agreements                            255,594          3,753           5.87        281,598          3,885           5.52
 Other securities                             1,434,536         21,840           6.09        946,158         13,757           5.82
                                           ------------   ------------   ------------   ------------   ------------   ------------
Total earning assets                       $  5,537,280   $    178,970          12.93%  $  5,182,877   $    188,235          14.53%
Cash and due from banks                         114,882                                       30,405
Allowance for loan losses                      (123,250)                                     (80,830)
Premises and equipment, net                     184,272                                      160,140
Other assets                                    843,326                                      799,109
                                           ------------   ------------   ------------   ------------   ------------   ------------
 Total assets                              $  6,556,510                                 $  6,091,701
                                           ============   ============   ============   ============   ============   ============
LIABILITIES AND EQUITY:
Interest-bearing liabilities
 Deposits                                  $    851,916   $      9,052           4.25%  $  1,234,066   $     16,569           5.37%
 Other borrowings                               594,519          9,168           6.17        465,596          7,535           6.47
 Senior and deposit notes                     3,686,416         63,596           6.90      3,434,769         57,477           6.69
                                           ------------   ------------   ------------   ------------   ------------   ------------
Total interest-bearing liabilities         $  5,132,851   $     81,816           6.38%  $  5,134,431   $     81,581           6.36%
Other liabilities                               485,218                                      259,028
                                           ------------   ------------   ------------   ------------   ------------   ------------
 Total liabilities                            5,618,069                                    5,393,459
Preferred beneficial interests                   97,568
Equity                                          840,873                                      698,242
                                           ------------   ------------   ------------   ------------   ------------   ------------
 Total liabilities and equity              $  6,556,510                                 $  6,091,701
                                           ============   ============   ============   ============   ============   ============
Net interest spread                                                              6.55%                                        8.17%
                                           ============   ============   ============   ============   ============   ============

Interest income to
  average earning assets                                                        12.93%                                       14.53%
Interest expense to
  average earning assets                                                         5.91                                         6.30
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net interest margin                                                              7.02%                                        8.23%
                                           ============   ============   ============   ============   ============   ============

(1) Interest income includes past-due fees on loans of approximately $39,123 and $30,198 for the three months ended September 30, 1997 and 1996, respectively.

                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                            ---------------------------------------------------------------------------------
                                                              1997                                     1996
                                            ---------------------------------------   ---------------------------------------
                                              AVERAGE       INCOME/       YIELD/        AVERAGE       INCOME/       YIELD/
(dollars in thousands)                        BALANCE       EXPENSE        RATE         BALANCE       EXPENSE        RATE
                                            -----------   -----------   -----------   -----------   -----------   -----------
ASSETS:
Earning assets
 Consumer loans(1)                          $ 3,966,693   $   443,374        14.90%   $ 3,317,532   $   408,107         16.40%
 Federal funds sold and
  resale agreements                             289,363        12,030         5.54        404,953        16,349          5.38
 Other securities                             1,302,629        59,030         6.04        768,517        34,674          6.02
                                            -----------   -----------   -----------   -----------   -----------   -----------

Total earning assets                         $5,558,685   $   514,434         12.34%  $ 4,491,002       459,130         13.63%
Cash and due from banks                         104,136                                    14,590
Allowance for loan losses                      (120,637)                                  (76,264)
Premises and equipment, net                     182,265                                   151,845
Other assets                                    778,536                                   640,089
                                            -----------   -----------   -----------   -----------   -----------   -----------

 Total assets                               $ 6,502,985                               $ 5,221,262
                                            ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES AND EQUITY:
Interest-bearing liabilities
 Deposits                                   $   887,019   $    28,124         4.23%   $   961,515   $    40,143          5.57%
 Other borrowings                               567,425        26,145         6.14        449,256        21,450          6.37
 Senior and deposit notes                     3,754,264       191,555         6.80      2,941,689       145,622          6.60
                                            -----------   -----------   -----------   -----------   -----------   -----------
Total interest-bearing liabilities          $ 5,208,708   $   245,824          6.29%  $ 4,352,460   $   207,215          6.35%
Other liabilities                               406,167                                   211,059
                                            -----------   -----------   -----------   -----------   -----------   -----------
 Total liabilities                            5,614,875                                 4,563,519
Preferred beneficial interests                   86,798
Equity                                          801,312                                   657,743
                                            -----------   -----------   -----------   -----------   -----------   -----------
 Total liabilities and equity               $ 6,502,985                               $ 5,221,262
                                            ===========   ===========   ===========   ===========   ===========   ===========
Net interest spread                                                            6.05%                                     7.28%
                                            ===========   ===========   ===========   ===========   ===========   ===========
Interest income to
 average earning assets                                                       12.34%                                    13.63%
Interest expense to
 average earning assets                                                        5.90                                      6.15
                                            -----------   -----------   -----------   -----------   -----------   -----------
Net interest margin                                                            6.44%                                     7.48%
                                            ===========   ===========   ===========   ===========   ===========   ===========

(1) Interest income includes past-due fees on loans of approximately $89,336 and $65,208 for the nine months ended September 30, 1997 and 1996, respectively.

      Managed net interest income increased $63.4 million, or 24%, to $330.7 million for the three months ended September 30, 1997 compared to the same period in the prior year as managed average earning assets increased 14% and managed net interest margin increased 70 basis points to 9.05%. For the nine months ended September 30, 1997, managed net interest income increased $206.8 million, or 28%, to $937.7 million compared to the same period in the prior year as managed average earning assets increased 19% and managed net interest margin increased 63 basis points to 8.73%. The increases in managed net interest margin principally reflect growth in second generation loans and increases in past-due fee terms.

INTEREST VARIANCE ANALYSIS

      Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. Table 5 sets forth the dollar amount of the increases (decreases) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates.

                     TABLE 5 - INTEREST VARIANCE ANALYSIS

                                         THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                     SEPTEMBER 30, 1997 VS 1996                          SEPTEMBER 30, 1997 VS 1996
                                --------------------------------------            --------------------------------------
                                 Increase          Change due to(1)                Increase         Change due to(1)
(in thousands)                  (Decrease)      Volume         Rate               (Decrease)      Volume         Rate
                                ----------    ----------    ----------            ----------    ----------    ----------
INTEREST INCOME:
Consumer loans                  $  (17,216)   $   (4,564)   $  (12,652)           $   35,267    $   74,882    $  (39,615)
Federal funds sold
   and resale agreements              (132)         (372)          240                (4,319)       (4,792)          473
Other                                8,083         7,407           676                24,356        24,203           153
                                ----------    ----------    ----------            ----------    ----------    ----------
Total interest income               (9,265)       12,329       (21,594)               55,304       101,757       (46,453)

INTEREST EXPENSE:
Deposits                            (7,517)       (4,491)       (3,026)              (12,019)       (2,928)       (9,091)
Other borrowings                     1,633         2,002          (369)                4,695         5,468          (773)
Senior and deposit notes             6,119         4,303         1,816                45,933        41,337         4,596
                                ----------    ----------    ----------            ----------    ----------    ----------
Total interest expense                 235           (25)          260                38,609        40,425        (1,816)
                                ----------    ----------    ----------            ----------    ----------    ----------
Net interest income(1)          $   (9,500)    $   6,952    $  (16,452)           $   16,695    $   54,648    $  (37,953)
                                ----------    ----------    ----------            ----------    ----------    ----------


(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the schedule. The total for the volume and rate columns are not the sum of the individual lines.

SERVICING AND SECURITIZATIONS INCOME

      Servicing and securitizations income increased $70.8 million and $152.1 million, or 65% and 44%, for the three and nine months ended September 30, 1997, respectively, from the same periods in the prior year, primarily due to average securitized loans increasing 19% and 16% and to a lesser extent the implementation of SFAS 125 (see "Managed Consumer Loan Portfolio" for the effect of SFAS 125 on servicing and securitizations income) for the three and nine months ended September 30, 1997, respectively, from the same periods in the prior year. This resulted in increases in net interest income and non-interest income on securitized loans and was offset by increased charge-offs on such loans. Net interest income on securitized loans increased $72.9 million and $190.1 million, or 45% and 40%, for the three and nine months ended September 30, 1997, respectively, from the same periods in the prior year, as a result of the loan growth and an increase in the securitized portfolio's net interest margin to 10.30% and 10.18% for the three and nine months ended September 30, 1997, respectively, from 8.42% and 8.46%, respectively, for the same periods in the prior year. This increase in net interest margin is the result of an increase in yield on securitized loans of 206 and 190 basis points for the three and nine months ended September 30, 1997, respectively, as a result of the securitization of second generation products and an increase in the amount of past-due fees charged as a result of both a change in terms and an increase in the delinquency rate on securitized loans from period to period. Non-interest income on serviced and securitized loans increased $81.7 million and $186.5 million, or 225% and 178%, for the three and nine months ended September 30, 1997, respectively, from the same periods in the prior year, as a result of loan and account growth, the securitization of second generation products, changes in the terms of overlimit fees charged and the incremental impact of income resulting from SFAS125. Charge-offs of securitized loans for the three and nine months ended September 30, 1997 increased $83.8 million and $224.5 million, or 96% and 95%, compared to the same periods in the prior year due to the increase in average securitized loans, an increase in the average age of accounts (generally referred to as "seasoning") and general economic trends in consumer credit performance.

OTHER NON-INTEREST INCOME

      Other non-interest income increased 4% and 26% to $100.6 million and $254.1 million for the three and nine months ended September 30, 1997, respectively, compared to $97.2 million and $201.6 million for the same periods in the prior year. The increase in other non-interest income was due to an increase in the average number of accounts of 28% and 32% for the three and nine months ended September 30, 1997, respectively, offset by the securitization of a higher percentage of more fee intensive second generation products in 1997 compared to the prior year.

      Managed other non-interest income, excluding the incremental impact on credit card securitization income resulting from SFAS 125, increased $69.1 million and $223.0 million, or 52% and 73%, for the three and nine months ended September 30, 1997, respectively, primarily due to loan and account growth of second generation products and changes in the terms of overlimit fees charged.

NON-INTEREST EXPENSE

      Non-interest expense for the three and nine months ended September 30, 1997 was $226.0 million and $641.6 million, respectively, an increase of 15% and 25% over $196.8 million and $512.6 million for the same periods in the prior year. Contributing to the increase in non-interest expense was salaries and associate benefits expense, which rose $15.7 million and $61.6 million, or 27% and 41%, for the three and nine months ended September 30, 1997, respectively, compared to the same periods in the prior year. This increase reflected additional staff associated with the cost of operations to manage the growth in accounts and $8.6 million and $15.1 million, respectively, in additional expense associated with the Company's associate stock plans. All other non-interest expenses increased $13.5 million and $67.4 million, or 10% and 19%, to $152.8 million and $428.5 million for the three and nine months ended September 30, 1997, respectively, from $139.3 million and $361.1 million for the same periods in the prior year. The increase in other non-interest expenses was primarily a result of an increase in the average number of accounts of 28% and 32% for the three and nine months ended September 30, 1997, respectively, offset by efficiencies gained from improved processes and investments in information technology.

INCOME TAXES

      The Company's effective income tax rate increased to 38% for the three and nine months ended September 30, 1997, as compared to 38% and 37.34% for the three and nine months ended September 30, 1996 and includes both state and federal income tax components. The increase in the effective tax rate was primarily the result of increased state tax expense as the Company expanded its operations into multiple products and jurisdictions.

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

DELINQUENCIES

      Table 6 shows the Company's consumer loan delinquency trends for the periods presented as reported for financial statement purposes and on a managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. However, the Company generally continues to accrue interest until the loan is charged off.

                           TABLE 6 - DELINQUENCIES(1)

                                                   SEPTEMBER 30
                           -------------------------------------------------------------
                                     1997                            1996
                           ---------------------------       ---------------------------
                                               % OF                              % OF
(dollars in thousands)       LOANS         TOTAL LOANS          LOANS        TOTAL LOANS
                           -----------     -----------       -----------     -----------
REPORTED:
Loans outstanding          $ 4,329,799          100.00%      $ 4,462,008          100.00%
Loans delinquent:
   30-59 days                   81,929            1.89           102,732            2.30
   60-89 days                   49,686            1.15            63,781            1.43
   90 or more days              99,572            2.30           127,139            2.85
                           -----------     -----------       -----------     -----------
Total                      $   231,187            5.34%      $   293,652            6.58%
                           ===========     ===========       ===========     ===========
MANAGED:
Loans outstanding          $13,472,595          100.00%      $12,141,040          100.00%
Loans delinquent:
   30-59 days                  286,194            2.12           224,309            1.85
   60-89 days                  177,434            1.32           134,977            1.11
   90 or more days             393,070            2.92           285,521            2.35
                           -----------     -----------       -----------     -----------
Total                      $   856,698            6.36%      $   644,807            5.31%
                           ===========     ===========       ===========     ===========

(1) Includes consumer loans held for securitization.

      The delinquency rate for reported loans was 5.34% as of September 30, 1997, down from 6.58% as of September 30, 1996 and 5.53% as of June 30, 1997. The delinquency rate for the total managed consumer loan portfolio was 6.36% as of September 30, 1997, up from 5.31% as of September 30, 1996 and up slightly from 6.33% as of June 30, 1997. The reported portfolio's delinquency rate decrease as of September 30, 1997, when compared to September 30, 1996, principally reflected the securitization of certain second generation receivables during the fourth quarter of 1996. The managed portfolio's delinquency rate increase as of September 30, 1997, when compared to September 30, 1996, principally reflected general economic trends in consumer credit performance.

NET CHARGE-OFFS

      Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 presents the Company's net charge-offs for the periods presented on a reported and managed basis.

                         TABLE 7 - NET CHARGE-OFFS (1)

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                           SEPTEMBER 30                     SEPTEMBER 30
                                   ---------------------------      ---------------------------
(dollars in thousands)                 1997           1996              1997           1996
                                   ------------   ------------      ------------   ------------
REPORTED:
Average loans outstanding           $ 3,847,150    $ 3,955,121       $ 3,966,693    $ 3,317,532
Net charge-offs                          43,967         34,076           139,901         81,848
Net charge-offs as a percentage
   of average loans outstanding            4.57%          3.45%             4.70%          3.29%
                                   ============   ============      ============   ============
MANAGED:
Average loans outstanding           $12,917,967    $11,581,054       $12,731,885    $10,864,640
Net charge-offs                         215,041        121,362           601,074        318,541
Net charge-offs as a percentage
   of average loans outstanding            6.66%          4.19%             6.29%          3.91%
                                   ============   ============      ============   ============

(1) Includes consumer loans held for securitization.

      Net charge-offs of managed loans increased $93.7 million and $282.5 million, or 77% and 89%, while average managed consumer loans grew 12% and 17% for the three and nine months ended September 30, 1997, respectively, from the same periods in the prior year. For the three and nine months ended September 30, 1997, the Company's net charge-offs as a percentage of managed loans were 6.66% and 6.29%, respectively, compared to 4.19% and 3.91% for the same periods in the prior year. The increase in managed net charge-offs was the result of continued seasoning of the portfolio and general economic trends in consumer credit performance. The increase in the reported charge-off rate for the three and nine months ended September 30, 1997 reflected less growth in the first nine months of 1997 versus 1996 resulting in seasoning of the reported loan portfolio. This increase was also compounded by general economic trends in consumer credit performance.

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

     Management believes that the allowance for loan losses is adequate to cover anticipated losses in the on-balance sheet consumer loan portfolio under current conditions. There can be no assurance as to future credit losses that may be incurred in connection with the Company's consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the on-balance sheet consumer loan portfolio. Table 8 sets forth the activity in the allowance for loan losses for the periods indicated. See "Asset Quality," "Delinquencies" and "Net Charge-Offs" for a more complete analysis of asset quality.

                 TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                           ---------------------     ---------------------
(dollars in thousands)                       1997         1996         1997         1996
                                           --------     --------     --------     --------
Balance at beginning of period             $118,500     $ 74,000     $118,500     $ 72,000
Provision for loan losses                    72,518       53,933      168,481      104,211
Transfer to loans held for                      (51)     (19,829)      (2,705)     (27,938)
 securitization
Increase from consumer loan purchase                       9,000                     9,000
Charge-offs                                 (52,697)     (28,114)    (156,526)     (74,747)
Recoveries                                    8,730        3,510       19,250        9,974
                                           --------     --------     --------     --------
Net charge-offs(1)                          (43,967)     (24,604)    (137,276)     (64,773)
                                           --------     --------     --------     --------
Balance at end of period                   $147,000     $ 92,500     $147,000     $ 92,500
                                           ========     ========     ========     ========
Allowance for loan losses to loans at
 period-end(1)                                 3.40%        2.93%        3.40%        2.93%
                                           --------     --------     --------     --------

(1) Excludes consumer loans held for securitization.

     For the three and nine months ended September 30, 1997, the provision increased to $72.5 million and $168.5 million, from $53.9 million and $104.2 million, respectively, for the same periods in the prior year. The allowance for loan losses as a percentage of loans increased to 3.40% as of September 30, 1997 from 2.93% as of September 30, 1996 due to increases in the net charge-off rate resulting from continued loan seasoning and general economic trends in consumer credit performance. The provision increase also reflects the increase in the on-balance sheet loans balance to $4.3 billion as of September 30, 1997, an increase of 37% from September 30, 1996.

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

      Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Government, U.S. Government Agency mortgage-backed securities, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of September 30, 1997, the Company held $1.3 billion in such securities.

      Table 9 shows the maturation of certificates of deposit in denominations of $100,000 or greater ("large denomination CDs") as of September 30, 1997.

   TABLE 9 - MATURITIES OF LARGE DENOMINATION CERTIFICATES $100,000 OR MORE

                                                           SEPTEMBER 30, 1997
                                                           ------------------
(dollars in thousands)                                     BALANCE   PERCENT
                                                           --------  --------
3 months or less                                           $195,664     58.60%
Over 3 through 6 months                                      96,766     28.98
Over 6 through 12 months                                     20,503      6.14
Over 1 through 5 years                                       20,985      6.28
                                                           --------  --------
Total                                                      $333,918    100.00%
                                                           ========  ========

      In addition to large denomination CDs, as of September 30, 1997, retail deposits of $716 million had been raised or acquired as an additional source of funding.

      In September 1997, the Savings Bank completed the purchase of the national retail deposit franchise of JCPenney National Bank. Retail deposit balances acquired under the agreement were approximately $421 million.

      The Company's other borrowings portfolio consists of $296 million in borrowings maturing within one year and $25 million in borrowings maturing after one year.

      In November 1996, the Company entered into a four-year, $1.7 billion unsecured revolving credit arrangement (the "Credit Facility"). The Credit Facility is comprised of two tranches: a $1.375 billion Tranche A facility available to the Bank and the Savings Bank, including an option for up to $225 million in multi-currency availability, and a $325 million Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $100 million in multi-currency availability. Each tranche under the facility is structured as a four-year commitment and is available for general corporate purposes. The borrowings of the Savings Bank are limited to $500 million during the first year of the Credit Facility and $750 million thereafter. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings which are due and payable by the Savings Bank but which have not been paid. Any borrowings under the Credit Facility will mature on November 24, 2000; however, the final maturity of each tranche may be extended for three additional one-year periods. The Company had no outstanding balance on its $1.7 billion revolving credit arrangement as of September 30, 1997. The unused commitment is available as funding needs may arise.

      In August 1997, the Company entered into a three-year $350 million equivalent unsecured revolving credit arrangement (the "UK/Canada Facility"), which will be used to finance the Company's expansion in the United Kingdom and Canada. The UK/Canada Facility is comprised of two tranches: a Tranche A Facility in the amount of (Pounds)156.5 million ($249.8 million equivalent based on the exchange rate at closing) and a Tranche B Facility in the amount of C$139.6 million ($100.2 million equivalent based on the exchange rate at closing). An amount of (Pounds)34.6 million or C$76.9 million ($55.2 million equivalent based on the exchange rate at closing) may be transferred between the Tranche A Facility and the Tranche B Facility, respectively, upon the request of the Company. Each tranche under the facility is structured as a three-year commitment and will be available for general corporate purposes. The Corporation serves as the guarantor of all borrowings under the UK/Canada Facility. As of September 30, 1997, the Company had $3.6 million equivalent outstanding under the UK/Canada Facility.

      In April 1997, the Bank increased the aggregate amount of bank notes available for issuance under its bank note program. Under the program, the Bank from time to time may issue up to $7.8 billion of senior bank notes with maturities from 30 days to 30 years and up to $200 million of subordinated bank notes with maturities from 5 to 30 years. As of September 30, 1997, the Company had $3.2 billion in senior bank notes outstanding and no subordinated bank notes had been issued.

      In October 1997, the Bank established a program for the issuance of debt instruments to be offered outside of the United States. Under this program, the Bank from time to time may issue instruments in the aggregate principal amount of one billion dollars equivalent outstanding at any one time. Instruments under this program may be denominated in any currency or currencies.

      In September 1996, the Corporation filed a $200 million shelf registration statement ($125 million of senior debt securities issued as of September 30, 1997) with the Securities and Exchange Commission under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The securities will be limited to $200 million aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units of composite currencies as shall be designated by the Corporation.

      In April 1996, the Bank established a deposit note program under which the Bank from time to time may issue up to $2.0 billion of deposit notes with maturities from 30 days to 30 years from the date of issue. As of September 30, 1997, the Company had $300 million in deposit notes outstanding.

      In January 1997, Capital One Capital I, a subsidiary of the Bank created as a Delaware statutory business trust, issued $100 million aggregate amount of Floating Rate Junior Subordinated Capital Income Securities that mature on February 1, 2027. The securities represent a preferred beneficial interest in the assets of the trust. The net proceeds of the offering of $97 million were lent to the Bank for general corporate purposes.

      In January 1996, the Company implemented a dividend reinvestment and stock purchase plan (the "DRIP") to provide existing stockholders with the opportunity to purchase additional shares of the Company's common stock by reinvesting quarterly dividends or making optional cash investments. The Company uses proceeds from the DRIP for general corporate purposes.

      In July 1997, the Company's Board of Directors voted to repurchase up to two million shares of the Company's common stock over the next two years in order to mitigate the dilutive impact of shares issuable under its benefit plans, including its dividend reinvestment and stock purchase plan, associate stock purchase plan and option programs. During the third quarter of 1997, the Company repurchased one million shares. Certain treasury shares were reissued in connection with the Company's associate stock plans.

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

      The most recent notifications from the regulators categorized the Bank and the Savings Bank as "well capitalized." The Bank must maintain minimum Tier 1 Capital, Total Capital and Tier 1 Leverage ratios of 4%, 8% and 4%, respectively, and the Savings Bank must maintain minimum Tangible Capital, Total Capital and Core Capital ratios of 1.5%, 8% and 3%, respectively, under capital adequacy requirements, and both must maintain minimum ratios of 6%, 10% and 5%, respectively, to be well capitalized under the regulatory framework for prompt corrective action. As of September 30, 1997, the Bank's Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 10.70%, 13.58% and 11.01%, respectively. As of September 30, 1997, the Savings Bank's Tangible Capital, Total Capital and Core Capital ratios were 10.70%, 16.52% and 10.70%, respectively. In addition, the Savings Bank is subject for the first three years of its operations (until June 30, 1999) to additional capital requirements, including the requirement to maintain a minimum Total Capital ratio of 12% and a Core Capital ratio of 8%. As of September 30, 1997, there are no conditions or events since the notifications discussed above that management believes have changed either the Bank's or the Savings Bank's capital category. As of September 30, 1997, the Bank's and the Savings Bank's ratio of capital to managed assets was 5.16% and 9.91%, respectively.

      During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve that, for so long as the Bank maintains such branch in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of September 30, 1997, the Company's Tier 1 leverage ratio was 14.09%.

      Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of September 30, 1997, retained earnings of the Bank and the Savings Bank of $62.9 million and $21.0 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators. The Savings Bank is required to give the OTS at least 30 days' advance notice of any proposed dividend.

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

      As of September 30, 1997, the Company had $2.2 billion in notional amount of swaps. The Company evaluates its overall sensitivity to interest rates by reviewing its asset and liability repricings and the impact of anticipated transactions. In determining the Company's swap position, management considers this overall sensitivity to interest rates and makes adjustments as necessary to meet the Company's objectives. The fair value, based on the forward yield curve, as of September 30, 1997 of swap positions for which the Company is exposed to credit risk from highly rated counterparties is approximately $15.0 million.

      Tables 10 and 11 reflect the maturity and summary of swap positions, respectively, as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

                  TABLE 10 - MATURITY OF INTEREST RATE SWAPS

                                                           SEPTEMBER 30, 1997
                                      ------------------------------------------------------------
                                         WITHIN         OVER ONE                        AVERAGE
                                          ONE         THROUGH FIVE                       LIFE
(dollars in millions)                     YEAR           YEARS            TOTAL         (YEARS)
                                      ------------    ------------    ------------    ------------
Receive fixed/pay floating:
   Notional amount                    $        289    $        791    $      1,080            1.18
   Weighted average rates
    received(1)                               7.32%           7.60%           7.52%
   Weighted average rates
    paid(1)                                   5.81            5.82            5.82

Receive floating/pay fixed:
   Notional amount                    $        289    $        791    $      1,080            1.18
   Weighted average rates
    received(1)                               5.81%           5.82%           5.82%
   Weighted average rates
    paid(1)                                   6.25            6.59            6.49
                                      ============    ============    ============    ============

(1) Weighted average rates received and paid are based on the contractual rates in effect as of September 30, 1997. Floating rates under the interest rate swap contracts are based on varying terms of LIBOR.

                   TABLE 11 - SUMMARY OF INTEREST RATE SWAPS

                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30                    SEPTEMBER 30
                                     -------------------------      -------------------------
(in millions)                            1997          1996             1997          1996
                                     -----------   -----------      -----------   -----------
                                           NOTIONAL AMOUNT              NOTIONAL AMOUNT
Receive fixed/pay floating:
 Beginning of period                 $     1,580   $     2,104      $     2,104   $     2,144
    Maturities                               500                          1,024            40
                                     -----------   -----------      -----------   -----------
 End of period                       $     1,080   $     2,104      $     1,080   $     2,104

Receive floating/pay fixed:
 Beginning of period                 $     1,580
    Additions                                                       $     1,580
    Maturities                               500                            500
                                     -----------   -----------      -----------   -----------
 End of period                       $     1,080                    $     1,080
                                     ===========   ===========      ===========   ===========

Receive floating/pay floating:
 Beginning of period                              $        260                    $       260
    Maturities                                             260                            260
                                     -----------   -----------      -----------   -----------
 End of period                                     $         -                    $         -
                                     ===========   ===========      ===========   ===========

BUSINESS OUTLOOK

      This business outlook section summarizes the Company's expectations for earnings for the year ending December 31, 1997 and, to a limited extent, for the year ending December 31, 1998, and its primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain of the statements are forward looking statements and, therefore, actual results could differ materially. Factors which could materially influence results are set forth throughout this section and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Part I, Item 1, Cautionary Statements).

      The Company has revised upward its previous earnings target and set a new target, dependent on the factors set forth below, for its earnings per share for the year ending December 31, 1997 to increase by at least 15% over earnings per share for the year ended December 31, 1996. The Company also set an earnings target, dependent on the factors set forth below, for its earnings per share for the year ending December 31, 1998 to increase by approximately 20% over 1997 earnings. As discussed elsewhere in this report and below, the Company's actual earnings are a function of its revenues (net interest income and non-interest income on its earning assets), consumer usage and payment patterns, credit quality of its earning assets (which affects fees and charge-offs), solicitation expenses and operating expenses.

      The Company's earnings are particularly sensitive to delinquencies and charge-offs on the Company's portfolio and on the level of attrition from competition in the credit card industry. In the first half of 1997, the Company experienced a lower number of delinquent accounts than management had expected based on the seasonal trends experienced in previous years. As a result, fee revenue in that period was lower than originally anticipated. More recently, the Company has experienced an increase in revenues due to the repricing of introductory rate accounts, increases in overlimit and past-due fees and continued account growth particularly with its second and third generation products. The Company's expectations for 1997 earnings are based on management's belief of a continued increase in revenues, together with a moderating level of charge-offs and attrition. Management cautions that its expectation of moderating charge-off levels is based upon recent flattening levels of delinquencies and bankruptcy petitions. The relationship of these factors and the effect of the charge-off levels, however, are not always predictable and have been changing over the past few years. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Increased competition can affect the Company's earnings by increasing the attrition of the Company's outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract more profitable customers.

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

      Historically, the Company has concentrated its efforts on credit card opportunities. These opportunities have included, and are expected to continue to include, various first generation low-rate balance transfer products, as well as second generation credit card products. Second generation products are marked by several features including better response rates, less adverse selection, higher margins (including fees), lower credit lines, less attrition and less consumer sensitivity to repricing. However, second generation products involve higher operational costs and, in some cases, higher delinquencies and credit losses than the Company's traditional low rate balance transfer products. More importantly, these second generation products continue to have overall higher and less volatile returns than the traditional balance transfer products in recent market conditions. The Company also has been applying, and expects to continue applying, its IBS to other financial products and non-financial products ("third generation products"). Third generation products and services include selected non-card consumer lending products and the reselling of telecommunication services. The Company has also expanded its existing operations outside of the United States, with an initial focus on the United Kingdom and Canada. The Company has established the U.K. branch of the Bank, the Savings Bank and several non-bank operating subsidiaries to identify and expand these opportunities. These second and third generation products are subject to competitive pressures, which management anticipates will increase as these markets mature.

      The Company continues to use its IBS in an effort to balance the mix of first and second generation credit card products, together with third generation products and services, to optimize profitability within the context of acceptable risk. The Company intends to remain flexible in the allocation of marketing expenses spent on specific products to take advantage of market opportunities as they emerge and will make its marketing decisions based on the then current market conditions. As a result, the Company expects to continue to offer a variety of first, second and third generation products but the mix of such products in the Company's portfolio may vary significantly over time. To date, the majority of the Company's outstandings and accounts is comprised of the first and second generation credit card products and only a relatively small dollar percentage of assets and accounts has been generated as a result of expenditures on third generation products and services. Management believes that, through the continued application of IBS, the Company can develop product and service offerings to sustain growth and that it has the personnel, financial resources and business strategy necessary for continued success. However, as the Company attempts to apply IBS to diversify and expand its product offerings beyond credit cards, there can be no assurance that the historical financial information of the Company will necessarily reflect the results of operations and financial condition of the Company in the future. The Company's actual results will be influenced by, among other things, the factors discussed in this section.

      The Company anticipates that its 1997 solicitation (marketing) expenses will exceed such expenses in 1996, as the Company continues to invest in existing and new first, second and third generation products and services as marketing opportunities develop. These opportunities are subject to a variety of external and internal factors that may affect the actual amount of solicitation expenses, such as competition in the consumer loan industry, general economic conditions affecting consumer credit performance, the asset quality of the Company's portfolio and market opportunities for third generation products. Moreover, as stated above, the Company intends to continue a flexible approach in its allocation of marketing expenses. With competition affecting the profitability of existing first generation products, the Company has been and expects to continue to allocate a greater portion of its marketing expenses to second and third generation products. In the nine months ended September 30, 1997, the Company allocated more than 70% of its marketing expenses to second and third generation products, including expansion outside of the U.S.

      Moreover, the amount of marketing expenses allocated to various product generations will influence other factors as the different product generations are characterized by different account growth, loan growth and asset quality characteristics. As of September 30, 1997, second and third generation products constituted approximately one-half of the Company's accounts, but substantially less than half of the Company's managed loan balances. The Company currently expects that its growth in consumer accounts and in managed consumer loans will continue in the last quarter of 1997 and into 1998. Actual growth, however, may vary significantly depending on the actual mix of products that the Company may offer and the level of attrition on the Company's managed portfolio, which is affected by competitive pressures.

     The Company currently expects delinquencies to increase, consistent with historical seasonal patterns, and the increase in the net charge-off rate of its portfolio to moderate. The delinquency and net charge-off rates of the Company's consumer loan portfolio are directly correlated to general economic trends in consumer credit performance. Charge-off rates are also impacted by bankruptcies. The rates of delinquencies and charge-offs in the credit card industry although moderating are still at record high levels and are expected by many industry observers to continue to increase. The actual amount of increases in the Company's delinquencies and charge-offs will be affected not only by these general economic trends but by continued seasoning of the Company's portfolio and the product mix. As delinquency levels fluctuate, the resulting amount of past-due and overlimit fees, which are significant sources of revenue for the Company, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related revenue impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies.


     The Company's strategies and objectives outlined above and the other forward looking statements contained in this section involve a number of risks and uncertainties. The Company cautions readers that any forward looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial products, changes in the Company's aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general; the amount of, and rate of growth in, the Company's expenses (including associate and marketing expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 1996 (Part I, Item 1, Cautionary Statements).

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)       Exhibits:

          Exhibit 11-Computation of Per Share Earnings                  Page  29

(b)       REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K, dated July 18, 1997, Commission File No. 1-13300, enclosing its press release dated July 15, 1997.

          The Company filed a Current Report on Form 8-K, dated September 24, 1997, Commission File No. 1-13300, enclosing its press release dated September 24, 1997.


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

                                         CAPITAL ONE FINANCIAL CORPORATION
                                         ---------------------------------
                                                   (Registrant)


Date:  November 14, 1997                 /s/James M. Zinn
                                         ----------------
                                         James M. Zinn
                                         Senior Vice President,
                                         Chief Financial Officer
                                         (Chief Accounting Officer
                                         and duly authorized officer
                                         of the Registrant)