Form 10-K
period 1997-12-31
CAPITAL ONE FINANCIAL CORP
filed 1998-03-18
CIK 927628

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-K


(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
  of 1934.
For the fiscal year ended December 31, 1997.
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 (No Fee Required).
For the transition period from ____________ to ____________.

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

-------
* Attached to each share of Common Stock is a Right to acquire 1/100th of a share of the Registrant's Cumulative Participating Preferred Stock, par value $.01 per share, which Rights are not presently exercisable.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 27, 1998.

           Common Stock, $.01 Par Value -- $4,346,943,962*


---------------

* In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant's directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares outstanding of the registrant's common stock as of the close of business on February 27, 1998:

                   Common Stock, $.01 Par Value - 65,453,614


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV.

2. Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 23, 1998 are incorporated by reference into Part III.

                       CAPITAL ONE FINANCIAL CORPORATION
                        1997 ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
ITEM 1. BUSINESS.....................................................................4
   Overview..........................................................................4
   Lines of Business.................................................................5
   Competition.......................................................................8
   Employees.........................................................................8
   Supervision and Regulation........................................................9
   Cautionary Statements............................................................12
   Statistical Information..........................................................16
ITEM 2. PROPERTIES..................................................................16
ITEM 3. LEGAL PROCEEDINGS...........................................................16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................17
ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...........17
ITEM 6. SELECTED FINANCIAL DATA.....................................................17
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS........................................17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................17
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................18
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE.........................................18
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............................18
ITEM 11. EXECUTIVE COMPENSATION.....................................................18
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............18
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................18
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............19

                                     PART I

ITEM 1.   BUSINESS.

Overview
--------

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

     The Company is one of the oldest continually operating bank card issuers in the United States having commenced operations in 1953, the same year as the formation of what is now MasterCard International. The Company is among the ten largest issuers of Visa and MasterCard credit cards in the U.S. based on managed credit card loans outstanding as of December 31, 1997. The growth in the Company's managed credit card loans and accounts was due largely to credit card industry dynamics and the success of the Company's proprietary information-based strategy ("IBS") initiated in 1988.

     The Bank offers two brands of credit cards, Visa and MasterCard, and within each brand, premium ("platinum" and "gold") cards and unsecured and secured standard credit card products. Prior to November 22, 1994, the Bank conducted its operations as a division of Signet Bank, a wholly-owned subsidiary of Signet Banking Corporation ("Signet")./1/ Pursuant to the terms of an agreement among Signet, Signet Bank and the Corporation, Signet Bank contributed designated assets and liabilities of its credit card division into the Bank, initially established as a subsidiary of Signet Bank (the "Separation"). Signet Bank immediately distributed the capital stock of the Bank to Signet, which then contributed such stock to the Corporation. Concurrently with the Separation, the Corporation issued 7,125,000 shares of the Corporation's common stock, par value $.01 ("Common Stock") in an initial public offering. On February 28, 1995, Signet distributed all of the remaining shares of the Common Stock held by it to Signet shareholders of record as of February 10, 1995.

     In June 1996, the Company established the Savings Bank to expand the Company's product offerings and its relationship with its cardmembers. The Savings Bank currently offers Visa and MasterCard credit cards and installment loans, in each case, both unsecured and secured. The Savings Bank expects to offer multiple financial products and services to existing cardmembers and other households using the Company's IBS and existing information technology systems.

     Information-Based Strategy

     The Company's IBS is designed to allow the Company to differentiate among customers based on credit risk, usage and other characteristics and to match customer characteristics with appropriate product offerings. IBS involves developing sophisticated models, information systems, well-trained personnel and a flexible culture to create credit card or other products and services that address the demands of changing consumer and competitive markets. By using sophisticated statistical modeling techniques, the Company segments its potential customer lists based upon the integrated use of credit scores, demographics, customer behavioral characteristics and other criteria. By actively testing a wide variety of product and service features, marketing channels and other aspects of its offerings, the Company designs and targets customized solicitations at various customer segments, thereby enhancing customer response levels and maximizing returns on investment within given underwriting parameters.


--------------------

/1/ Signet Bank and Signet Banking Corporation have since been acquired by First Union National Bank and First Union Corporation, respectively, as of November 30, 1997.

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

Lines of Business
-----------------

     Products

     The Company offers an array of Visa and MasterCard credit card products to consumers throughout the United States and in Canada and the United Kingdom. Products consist of varying annual percentage rates ("APRs"), finance charges and fee combinations (annual membership, past-due, overlimit, returned check, cash advance and other fees), credit limits and other special features or services, depending on the risk profile and other characteristics of the targeted consumer segment. The Company offers platinum and gold cards, which generally have higher lines of credit and additional ancillary benefits, and unsecured and secured standard card products. The Company uses information derived from proprietary statistical models and targets consumers with carefully matched combinations of pricing, credit analysis and packaging. The Company's pricing philosophy reflects a risk-based approach where consumers with better credit qualifications generally merit more favorable pricing. The Company continually tests new product offerings and pricing combinations targeted to different consumer segments.

     The Company refers to its product offerings and services by generations.
In the early 1990's, the Company initially targeted its offerings to experienced users of general purpose credit card products offering low introductory interest rate products with accounts repricing to higher rates after six to 16 months from the date of origination, "First Generation Products." After the introductory period, the accounts may be repriced upwards based on individual customer performance. First Generation Products permit cardholders to use Company issued credit line checks for cash or purchases or, under balance transfer programs, to pay down other card balances. The Company manages the repricing of these First Generation Products to maximize return on investment at the consumer level, taking into consideration the risk and expected performance of these products.

     Faced with increased competition for First Generation Products, since the middle 1990's, the Company began to test a number of other markets and product offerings, resulting in the development of "Second Generation Products." Second Generation Products consist of secured card products and other customized credit card products including affinity and co-branded, college student and other accounts. Many Second Generation Products are offered to consumers with limited credit history, which historically have not been solicited by lenders to the same extent as more experienced, affluent credit users. The Company provides credit to these underserved markets by utilizing its IBS to better evaluate the credit risk of these consumers and to apply a risk-based pricing strategy to optimize profitability within the context of acceptable risks. As a result, Second Generation Products are generally designed to have lower credit lines and higher APRs and fees, including annual membership fees. Second Generation Products also tend to have balances that build over time, less attrition, higher operational costs, and, in some cases, higher delinquencies and consequently higher past-due and overlimit fee income as a percentage of total receivables outstanding than First Generation Products. See "Cautionary Statements" herein.

     Additionally, the Company has been applying, and expects to continue applying, its IBS to other financial and non-financial products and services, including the reselling of telecommunication services, "Third Generation Products." The Company has also expanded its existing credit card operations outside of the United States, with an initial focus on the United Kingdom and Canada. The Company has established the Savings Bank, the U.K. branch of the Bank and several non-bank operating subsidiaries to identify and expand these opportunities and is in various stages of developing and test marketing a number of new products and services.

     The significant growth to date of the Company's consumer accounts and managed loan balances initially was due largely to credit card industry dynamics and the success of the Company's IBS in generating the First Generation Products. More recently, Second Generation Products significantly contribute to the growth in number of the Company's consumer accounts but do not have an immediate impact on managed loan balances, as these products have lower balances that build over time. The Company's product mix at any time may vary as the

Company intends to remain flexible in allocation of marketing investment spent on specific products to take advantage of market opportunities as they arise.

     Geographic Diversity

     Loan portfolio concentration within a specific geographic region or demographic portion of the population may be regarded as positive or negative based upon the current and expected credit characteristics and performance of the portfolio. The Company's consumer loan portfolio is geographically diverse. See Note N to Consolidated Financial Statements on page 54 of the Company's Annual Report to its stockholders for the year ended December 31, 1997 (the "Annual Report"), which is incorporated herein by reference.

     Origination and Risk Management

     The Company's primary method of account acquisition is direct mail solicitation. Since the introduction of IBS in 1988, the Company has steadily increased its marketing efforts and has developed a sophisticated screening process to target potential consumers. The Company tracks and periodically reviews the results of each solicitation. Management information systems and processes enable management to monitor the effectiveness of prescreening and underwriting criteria, and such criteria are modified based on the results obtained from this process.

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

     The IBS approach has allowed the Company to develop customized collections and pricing strategies based on cardholder behavior. Similarly, IBS has been used in developing the Company's retention strategies. The Company has developed integrated systems which evaluate account profitability and risk, test various strategies for cost and effectiveness in retaining cardholders and assist service representatives in negotiating potential pricing alternatives. Certain of the Company's products, including the introductory interest rate program and balance transfer program, have a repricing feature after an initial period. The Company has developed methodologies for retaining these accounts and the balances in these accounts after the expiration of the initial period.

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

     For pre-approved account solicitations, which constitute one of the primary methods of marketing, the Company's current process generally begins with a prescreening review which identifies consumers who are likely to be approved for a credit card account. In the prescreening process, the Company provides a set of credit history and other criteria to credit reporting agencies, which generate lists with desired attributes. The Company further refines this list by applying additional sets of underwriting criteria resulting in a new list which represents the consumers who receive direct mail solicitations. The Company also employs additional underwriting criteria that are based upon proprietary models designed to predict the relative credit risk of potential account holders. Those persons who receive marketing packages generally must fill out acceptance certificates which are used to initiate a back-end verification process in which an applicant's credit information is reviewed a second time, updated and verified against criteria established by lending guidelines. Once the acceptance certificates are returned and sorted and current credit reporting agency reports are obtained, the acceptance certificates are processed through the Company's underwriting criteria. Each approved applicant is offered a line of credit commensurate with the results of the back-end credit verification.

     The Company manually reviews applications that are rejected by the Company's credit scoring system because of inconsistencies in application information, inquiry from a rejected applicant or for other reasons. Credit analysts then have the ability to override decisions made by the system upon the receipt of additional information from an applicant or otherwise.

     For non-pre-approved solicitations, the Company acquires names of prospective customers from a variety of sources and then edits the list utilizing internal and external sources. The prospective customers on the final list are mailed solicitations. Prospective customers who respond to a solicitation are approved or declined based on the characteristics drawn from both the application submitted and a credit reporting agency.

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

     The focus of the Company's response to an early stage delinquency is rehabilitation and identification of the causes for delinquency. The Company's policies and procedures are designed to encourage cardholders to pay delinquent amounts; for example, once a delinquent account has re-established a payment pattern with three consecutive minimum monthly payments, it can be re-aged as current. An account can generally be re-aged once in the life of the account.

     During the fourth quarter of 1997, the Company modified its methodology for charging off credit card loans. The Company now charges off as uncollectible an account (net of collateral) at 180 days past-due versus the prior practice of charging off the account in the next billing cycle after becoming 180 days past-due. In connection with a secured card account, except as set forth below, funds deposited as collateral will generally be applied to payment on the account shortly before the account is charged off as uncollectible. With respect to bankrupt customers, the Company generally charges off the account within 30 days after the Company receives the bankruptcy petition and, with respect to secured credit card accounts, funds deposited as collateral will be applied in satisfaction of the account only after the bankruptcy automatic stay is lifted. The Company charges off accounts of deceased customers within 60 days of receiving proper notice if no estate exists against which a proof of claim can be filed, no other party remits payments or no other responsible party is available. The Company's credit evaluation, servicing and charge off policies and collection practices may change over time in accordance with the business judgment of the Company, applicable law and guidelines established by applicable regulatory authorities.

     Technology/Systems

     A key part of the Company's strategic focus is the development of flexible, high-volume systems capable of handling the Company's growth and changes in marketing and account management strategies. Management believes that the continued development and integration of these systems is important to its efforts to reduce its operating costs and maintain a competitive advantage.

     The Company has developed proprietary integrated systems which allow employees to manage the large volumes of data collected through the IBS process and to utilize such data in the Company's account solicitations, application processing, account management and retention strategies. The Company maintains a data warehouse that holds basic information on 120 million households, detailed data on nearly 12 million customers and performance/ profitability information on more than 4,000 product, pricing and feature combinations. The Company uses this information to predict consumer behavior and then matches prospects to credit cards with various terms and fees. These systems also allow the Company's customer service representatives to access account specific information when responding to customer inquiries.

     Funding

     The Company's primary methods of funding include loan securitizations, issuing certificates of deposit, senior notes, deposit notes and other borrowings and fed funds purchased from financial institutions. For a discussion of the Company's funding program, see pages 19-20 and pages 29-31 of the Annual Report under the respective headings "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Managed Consumer Loan Portfolio" and "-- Funding," which are incorporated herein by reference.

Competition
-----------

     As a marketer of credit card products, the Company faces intense and increasing competition in all aspects of its business from numerous bank and non-bank providers of financial services. Many of these companies are substantially larger and have more resources than the Company. The Company competes with national, regional and local issuers of Visa and MasterCard credit cards. In addition, American Express, Discover Card, Diner's Club and, to a certain extent, smart cards and debit cards, represent additional competition in the general purpose credit card market. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and customer loyalty is often limited. The Company believes that IBS, together with its strategy of pursuing Second Generation Products, will allow it to more effectively compete in this and new markets. There can be no assurance, however, that the Company's ability to market its services successfully or to obtain adequate yield on its loans will not be impacted by the nature of the competition that now exists or may later develop.

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

Employees
---------

     As of December 31, 1997, the Company employed 5,724 full-time and 189 part-time employees. A central part of the Company's philosophy is to attract and maintain a highly capable staff. The Company views current employee relations to be satisfactory. None of the Company's employees are covered under collective bargaining agreements.

Supervision and Regulation
--------------------------

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

     The Savings Bank is a federal savings bank chartered by the Office of Thrift Supervision (the "OTS") and is a member of the Federal Home Loan Bank System. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Pursuant to recent legislation recapitalizing the SAIF, insurance premiums currently paid by SAIF-insured institutions are equivalent to the rates paid by BIF-insured institutions. The Savings Bank is subject to comprehensive regulation and periodic examination by the OTS and the FDIC.

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

     Capital Adequacy

     The Bank and the Savings Bank are currently subject to capital adequacy guidelines adopted by the Federal Reserve Board and the OTS, respectively. For a further discussion of the capital adequacy guidelines, see pages 31-32 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Adequacy" and page 52 in Note J to Consolidated Financial Statements, which are incorporated herein by reference.

     FDICIA

     Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal bank regulatory authorities to take "prompt corrective action" in respect of insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an insured depository institution is considered to be well capitalized if it maintains a Tier 1 risk-based capital ratio (or core capital to risk-adjusted assets in the case of the Savings Bank) of at least 6.00%, a total risk-based capital ratio of at least 10.00% and a Tier 1 leverage capital ratio (or core capital ratio in the case of the Savings Bank) of at least 5.00%, and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. An insured depository institution is considered to be adequately capitalized if it maintains a Tier 1 risk-based capital ratio (or core capital to risk-adjusted assets in the case of the Savings Bank) of at least 4.00%, a total risk-based capital ratio of at least 8.00% and a Tier 1 leverage capital ratio (or core capital ratio in the case of the Savings Bank) of at least 4.00% (3.00% for certain highly rated institutions), and does not otherwise meet the well capitalized definition. The three undercapitalized categories are based upon the amount by which the insured depository institution falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for the purposes of applying FDICIA's prompt corrective action ("PCA") provisions, as discussed below, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of the Bank or the Savings Bank.

     As of December 31, 1997, each of the Bank and the Savings Bank met the requirements for a "well capitalized" institution. A "well capitalized" classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including the Bank and the Savings Bank.

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

     "Critically undercapitalized" insured depository institutions (which are defined to include institutions that still have a positive net worth) may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). Thus, in the event an institution became "critically undercapitalized," it would generally be prohibited from making payments on its subordinated debt securities. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

     FDICIA requires the federal banking agencies to review the risk-based capital standards to ensure that they adequately address interest-rate risk, concentration of credit risk and risks from non-traditional activities. The OTS amended its risk-based capital rules to incorporate interest rate risk requirements under which a savings bank must hold additional capital if it projects an excessive decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. These standards are not yet in effect.

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

     The Bank and the Savings Bank may accept brokered deposits as part of their funding. Under FDICIA, only "well capitalized" and "adequately capitalized" institutions may accept brokered deposits. "Adequately capitalized" institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the institution's normal market area.

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

     Investment Limitation and Qualified Thrift Lender Test

     Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank's assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain "qualified thrift investments" (residential mortgages and related investments, including certain mortgage-backed and mortgage-related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every 12 months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities and to certain other penalties, and could subject the Company to the provisions of the BHCA, including the activity restrictions that apply generally to bank holding companies and their affiliates. The Savings Bank has been granted a two-year exception from the QTL Test, but must be in full compliance with the test by June 30, 1998. As of December 31, 1997, 93.68% of the Savings Bank's portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

     Lending Activities

     The activities of the Bank and the Savings Bank as consumer lenders are also subject to extensive regulation under various federal laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act and the Soldiers' and Sailors' Civil Relief Act, as well as to various state laws. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order the Bank and the Savings Bank to pay restitution to injured borrowers. Borrowers may also bring actions for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Bank and the Savings Bank to collect outstanding balances owed by borrowers who seek relief under these statutes.

     Legislation

     From time to time legislation has been proposed in Congress to limit interest rates and fees that could be charged on credit card accounts or otherwise restrict practices of credit card issuers. Various bills have also been introduced that eliminate a separate savings bank charter possibly requiring that existing savings banks become banks and repeal in some respects the provisions of the Glass-Steagall Act prohibiting certain banking organizations from engaging in certain securities activities and the provisions of the BHCA prohibiting affiliations between banking organizations and non-banking organizations. Legislation has also been proposed to change existing federal bankruptcy laws. It is unclear at this time whether and in what form any such legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank or the Company would be. Congress may in the future consider other legislation that would materially affect the banking or credit card industries.

     Investment in the Corporation, the Bank and the Savings Bank

     Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or Virginia law. Investors are responsible for insuring that they do not, directly or indirectly, acquire shares of capital stock of the Company in excess of the amount which can be acquired without regulatory approval.

     The Bank and the Savings Bank are each "insured depository institutions" within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Company without, in most cases, prior written approval of the Federal Reserve Board or the OTS, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of voting stock of the Corporation. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified "control factors" as set forth in the applicable regulations.

     Although the Bank is not a "bank" within the meaning of Virginia's reciprocal interstate banking legislation (Chapter 15 of Title 6.1 of the Code of Virginia), it is a "bank" within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the "Financial Institution Holding Company Act"). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Bureau of Financial Institutions.

     Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state without regard to whether the transaction is prohibited under state law. In addition, as of June 1, 1997, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation prior to this date expressly prohibiting interstate bank mergers. Virginia has not passed such legislation but has elected to permit such interstate bank mergers.

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

Cautionary Statements
---------------------

     Information or statements provided by the Company from time to time may contain certain "forward-looking information," including information relating to growth in diluted earnings per share, returns on equity, growth in managed loans outstanding and consumer accounts, net interest margins, funding costs, operations costs and employment growth, marketing expense, delinquencies and charge offs. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "goal," "target," "forecast," "project," "continue" or comparable terminology and may involve certain risks or uncertainties and are qualified in their entirety by the cautionary statements provided below. The cautionary statements are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information.

     Many of the cautionary factors discussed below, as well as other factors, have also been discussed in the Company's prior public filings. Though the Company has attempted to list comprehensively all important factors, the Company wishes to caution investors that other factors in the future may prove to be important in affecting the Company's results of operations. New factors may emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     The Company cautions investors not to place undue reliance on any forward-looking statements, as they speak only of the Company's views as of the date the statement was made. The Company further cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance and that actual results could differ materially from those in the forward-looking information as a result of various factors, including, but not limited to, the following:

     Competition

     The Company faces intense and increasing competition from numerous providers of credit cards and other financial products and services who may employ various competitive strategies. The Company faces competition from national, regional and local issuers of bank cards in each of its markets. Additionally, the Company competes with other general purpose credit card providers and, to a certain extent, smart card or debit card providers. Many of these companies are substantially larger and have more capital and other resources than the Company. Additionally, many of the Company's competitors are pricing credit card products at attractive interest rates at or below those currently charged by the Company.

     In the past, the Company has faced intense competition primarily with its
First Generation Products.    Management, however, expects that, in the future,
competitive pressures will increase for Second and Third Generation Products, including competition for its products and services in markets outside of the United States.

     Accounts and Loan Balances

     The Company's aggregate accounts or loan balances and the growth rate thereof are affected by a number of internal and external factors. Because the Company's product mix significantly influences account and loan balance growth, the allocation of Company marketing investment among different products will cause fluctuations in the aggregate number of accounts and in outstanding loan balances. Moreover, as IBS is designed to take advantage of market opportunities, difficulties exist in forecasting the allocation of marketing investment and projections of account and loan balance growth and accompanying Company results will vary from time to time. In addition, external factors such as attrition of accounts and loan balances to competing card issuers and general economic conditions and other factors beyond the control of the Company could vary results. Consumers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and, once an account is originated, customer loyalty may be limited.

     Ability to Sustain and Manage Growth

     The Company's strategy for future growth has been, and is expected to continue to be, to apply its proprietary IBS to its credit card business, as well as to other businesses, both financial and non-financial, to identify new business opportunities and to make informed investment decisions about its existing products and services. Management believes that, through continued application of its IBS, the Company can develop new product and service offerings necessary to sustain growth. However, there are a number of factors that can impact the Company's ability to sustain growth. As mentioned throughout this section, continued growth of the

Company's credit card portfolio will depend on a number of factors, including
(i) the Company's ability to attract new consumers and retain existing consumers; (ii) growth of existing and new account balances; (iii) levels of delinquencies and charge offs; (iv) the availability of funding on favorable terms; (v) the amount of marketing expenditures used to solicit new consumers and (vi) general economic and other factors.

     Continued growth through expansion and product diversification will depend on additional factors. The Company's development of new products and services will be affected by the ability of the Company to internally build or to acquire the operational and organizational infrastructure necessary to engage in new businesses and to recruit experienced personnel to assist in the management and operations of these businesses and the availability of capital necessary to fund these new businesses. Additionally, difficulties or delays in the development, production, testing and marketing of products or services, including, but not limited to, a failure to implement new product or service programs when anticipated, the failure of customers to accept these products or services when planned, losses associated with the testing of new products or services or financial, legal or other difficulties as may arise in the course of such implementation, will affect the success of any new product or business. In addition, as the Company attempts to diversify and expand its offerings beyond credit cards, and more particularly beyond financial services, there can be no assurance that the historical financial results achieved from the Company's credit card business will necessarily be reflective of the results from other products and services.

     Availability of Financing and Funding Costs

     The Company's primary source of funding is the securitization of consumer loans, and to date, the Company has completed securitization transactions on terms that it believes are favorable. Difficulties or delays in the securitization of the Company's receivables, or changes in credit enhancement rates, impact the cost and availability of securitization funding. Such difficulties, delays or changes may result from adverse developments in the availability of credit enhancement for securitizations or in the performance of the securitized assets or from changes in the current legal, regulatory, accounting and tax environment governing securitizations. There can be no assurance that the securitization market will continue to offer the Company an attractive funding alternative, and the Company could have to seek other more expensive funding sources.

     More generally, the amount, type and cost of any financing available to the Company to fund its operations, and any changes to that financing, including changes resulting from within the Company's organization or the activities of parties with which the Company has agreements or understandings, including any activities affecting any investment, may impact Company results. The Company faces competition in seeking funding from banks, savings banks, money market funds and a wide variety of other entities that take deposits and/or sell debt securities, some of which are publicly traded. Many of these companies are substantially larger, have more capital and other resources and have better financial ratings than the Company. Accordingly, there can be no assurance that competition from these other borrowers will not increase the Company's cost of funds.

     Credit Quality

     The costs of an increase in delinquencies and credit losses could have a material adverse effect on the Company's financial performance and the performance of the Company's securitized loan trusts. Delinquencies and credit losses are influenced by a number of external and internal factors. First, a national or regional economic slowdown or recession increases the risk of defaults and credit losses. Costs associated with an increase in the number of customers seeking protection under the bankruptcy laws, resulting in accounts being charged off as uncollectible, and the effects of fraud by third parties or customers are additional factors. "Seasoning" of accounts (increases in the average age of a credit card issuer's portfolio) affects the Company's level of delinquencies and losses which may require higher loan loss provisions (and reserves). A decrease in account originations or balances and the attrition of such accounts or balances could significantly impact the seasoning of the overall portfolio, resulting in increases in the overall percentage of delinquencies and losses.

     In addition, the Company markets many of its Second Generation Products to consumers with limited credit histories. As a result, in some cases, in addition to the higher delinquency and credit loss rates associated with this market, there is little historical experience with respect to credit risk and performance of these underserved markets. Accordingly, although the Company believes that by utilizing its IBS it can effectively price these products in relation to their relative risk, there can be no assurance that the Company's risk-based pricing system will offset the negative impact of the expected higher delinquency and loss rates.

     General Economic Conditions

     Delinquencies and credit losses in the credit card industry generally increase during periods of an economic downturn or recession. Such periods also may be accompanied by decreased consumer demand for consumer loans, thereby affecting the Company's ability to sustain its growth. Although the Company believes that its underwriting criteria and product design enable it to manage the risks inherent in the consumer loans it makes, no assurance can be given that such criteria and design will afford adequate protection in a sustained period of economic downturn or recession.

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

     Regulation and Legislation

     The effects of, and changes in, monetary and fiscal policies, laws and regulations (including financial, consumer regulatory or otherwise), other activities of governments, agencies and similar organizations and social and economic conditions, such as inflation and changes in taxation of the Company's earnings influence Company goals and projections. For example, from time to time Congress has proposed legislation to limit interest rates and fees that could be charged on credit card accounts or to otherwise restrict practices of credit card issuers. If this or similar legislation was adopted, the Company's ability to collect on account balances or maintain previous levels of periodic rate finance charges and other fees and charges could be adversely affected. Failure by the Company to comply with any such requirements also could adversely affect the Company's ability to enforce the receivables. Additionally, changes have been proposed to the federal bankruptcy laws. Changes in federal bankruptcy laws and any changes to state debtor relief and collection laws could adversely affect the Company if such changes result in, among other things, accounts being charged off as uncollectible and additional administrative expenses. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on the Company would be. Congress may in the future consider other legislation that would materially affect the banking or credit card industries.

     Expenses and Other Costs

     The amount and rate of growth in the Company's expenses (including employee and marketing expenses) as the Company's business develops or changes and expands into new market areas; the acquisition of assets (variable, fixed or other) and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures will all impact Company results. Additionally, other factors include the costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against the Company, adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

     Technology

     System delays, malfunctions and errors in the proprietary and third party systems and networks used by the Company for payment processing, collections and other services and operations may lead to delays, additional costs to the Company, and, if not corrected in a timely fashion, customer dissatisfaction which could ultimately affect the Company's customer base and the level of service it is able to provide to its customers. The Year 2000 compliance issue may result in such system delays or malfunctions. The Company has formed a Year 2000 project team to identify software systems and computer-related devices that require modification, and the project team has developed a plan to address any system issues and is making and testing all required modifications within the plan time frame. Although the Company expects to have all of its system modifications complete by the end of 1998, allowing a sufficient amount of time to test systems in 1999, unforeseen problems could arise in the year 2000 giving rise to delays and malfunctions which may impact Company results. In addition, the Company is in discussions with outside third party providers of services or systems and networks, to determine whether the Company's outside vendors have addressed their Year 2000 systems issues. Although the Company is taking certain precautionary measures to assure that it is not vulnerable to the failure by its third party vendors to make necessary system modifications, there can be no assurance that the Company's third party vendors will successfully address all Year 2000 issues.

Statistical Information
-----------------------

     The statistical information required by Item 1 is in the Annual Report, and is incorporated herein by reference, as follows:





                                                  Page in the Company's Annual
                                                 Report to its Stockholders for
     Guide 3 Disclosure                         the Year Ended December 31, 1997
     ------------------                         --------------------------------

I.   Distribution of Assets, Liabilities and
     Stockholders' Equity; Interest Rates and
     Interest Differential                               22-24

II.  Investment Portfolio                                46

III. Loan Portfolio                                      19-20, 26-29, 32-34, 54

IV.  Summary of Loan Loss Experience                     26-29, 47

V.   Deposits                                            23, 29

VI.  Return on Equity and Assets                         17

VII. Other Borrowings                                    29-31

ITEM 2.    PROPERTIES.

     The Company leases its principal executive office at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia, consisting of approximately 43,400 square feet. The lease commenced January 1, 1995 and expires February 29, 2000. The Company has the right to extend the lease until February 28, 2005.

     The Company owns administrative offices and credit card facilities in Richmond, Virginia, consisting of approximately 470,000 square feet from which it conducts its credit, collections, customer service and other operations. The Company also leases additional facilities consisting of an aggregate of approximately 1,467,000 square feet (excluding the principal executive office) from which credit, collections, customer service and other operations are conducted in Virginia, Florida and Texas. The Company recently purchased a facility in Nottingham, Great Britain, consisting of approximately 267,000 square feet. The Company also expects to lease additional facilities in Florida and Virginia consisting of an aggregate of approximately 186,000 square feet.

ITEM 3.    LEGAL PROCEEDINGS.

     During 1995, the Company and the Bank became involved in a purported class action suit relating to certain collection practices engaged in by Signet Bank and, subsequently, by the Bank. The complaint in this case alleges that Signet Bank and/or the Bank violated a variety of California state statutes and constitutional and common law duties by filing collection lawsuits, obtaining judgements and pursuing garnishment proceedings in the Virginia state courts against defaulted credit card customers who were not residents of Virginia. This case was filed in the Superior Court of California in the County of Alameda, Southern Division, on behalf of a class of California residents. The complaint seeks unspecified statutory damages, compensatory damages, punitive damages, restitution, attorneys' fees and costs, a permanent injunction and other equitable relief.

     In February 1997, the California court entered judgement in favor of the Bank on all of the plaintiff's claims. The plaintiffs have appealed the ruling to the California Court of Appeal, First Appellate District Division 4, and the appeal is pending.

     Because no specific measure of damages is demanded in the complaint for the California case and the trial court entered judgement in favor of the Bank before the parties completed any significant discovery, an informed assessment of the ultimate outcome of this case cannot be made at this time. Management believes, however, that there are meritorious defenses to this lawsuit and intends to defend it vigorously.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the Company's fiscal year ending December 31, 1997, no matters were submitted to a vote of the stockholders of the Company.


                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

     The information required by Item 5 is included under "Supervision and Regulation -- Dividends and Transfers of Funds" herein and in the Annual Report on pages 29-32 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funding" and "-- Capital Adequacy," on page 37 under the heading "Selected Quarterly Financial Data" and on page 52 in Note J to Consolidated Financial Statements, and is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information required by Item 6 is included in the Annual Report on page 17 under the heading "Selected Financial and Operating Data," and is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 is included in the Annual Report on pages 18-36 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.

     The information required by Item 7A is included in the Annual Report on pages 32-34 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity," and is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is included in the Annual Report on page 39 under the heading "Report of Independent Auditors," on pages 40-55 under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and on page 37 under the heading "Selected Quarterly Financial Data," and is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by Item 10 is included in the Company's 1997 Proxy Statement (the "Proxy Statement") on pages 5-9 under the heading "Information About Our Directors and Executive Officers" and on page 4 under the heading "Information About Capital One's Common Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Corporation's 1997 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is included in the Proxy Statement on pages 8-9 under the heading "Information About Our Directors and Executive Officers -- Compensation of the Board" and on pages 10-15 under the heading "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is included in the Proxy Statement on pages 3-4 under the heading "Information About Capital One's Common Stock Ownership," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is included in the Proxy Statement on page 9 under the heading "Information About Our Directors and Executive Officers -- Related Party Transactions with Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a) (1) The following consolidated financial statements of Capital One Financial Corporation, included in the Annual Report, are incorporated herein by reference in Item 8:

               Report of Independent Auditors, Ernst & Young LLP
               Consolidated Balance Sheets - As of December 31, 1997 and 1996 Consolidated Statements of Income - Years ended December 31,
                1997, 1996 and 1995
               Consolidated Statements of Changes in Stockholders' Equity -
                Years ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows - Years ended December 31,
                1997, 1996 and 1995
               Notes to Consolidated Financial Statements
               Selected Quarterly Financial Data - As of and for the Years ended
                December 31, 1997 and 1996

          (2) All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

          (3)  Exhibits:

          The following exhibits are incorporated by reference or filed herewith. References to (i) the "1994 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; (ii) the "1995 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and (iii) the "1996 Form 10-K" are the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

          4.1  Specimen certificate representing the Common Stock.

          4.2 Rights Agreement dated as of November 16, 1995 between Capital One Financial Corporation and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November 16, 1995).

          4.3 Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.1 of the Company's quarterly report on
                 Form 10-Q for the period ending June 30, 1996).

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

          4.5.2  Copy of 7.25% Notes Due 2003 (incorporated by reference to
                 Exhibit 4.5.2 of the 1996 Form 10-K).

          4.6.1 Declaration of Trust, dated as of January 28, 1997, between the Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the 1996 Form 10-K).

          4.6.2 Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the 1996 Form 10-K).

          4.6.3 Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among the Bank, The First National Bank of Chicago and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6.3 of the 1996 Form 10-K).

          4.7 Indenture, dated as of January 31, 1997, between the Bank and The First National Bank of Chicago (incorporated by reference to Exhibit 4.7 of the 1996 Form 10-K).

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

          10.3.1 Change of Control Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.12 of the 1994 Form 10-K).

          10.3.2 Amendment to the Change of Control Agreement between Capital One Financial Corporation and Richard D. Fairbank dated as of September 15, 1995 (incorporated by reference to Exhibit
                 10.12.1 of the 1995 Form 10-K).

          10.3.3 Amended and Restated Change of Control Employment Agreement dated as of December 18, 1997 between Capital One Financial Corporation and Richard D. Fairbank.

          10.4.1 Change of Control Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and Nigel
                   W. Morris (incorporated by reference to Exhibit 10.13 of the 1994 Form 10-K).

          10.4.2 Amendment to the Change of Control Agreement between Capital One Financial Corporation and Nigel W. Morris dated as of September 15, 1995 (incorporated by reference to Exhibit
                   10.13.1 of the 1995 Form 10-K).

          10.4.3 Amended and Restated Change of Control Employment Agreement dated as of December 18, 1997 between Capital One Financial Corporation and Nigel W. Morris.

          10.5.1 Change of Control Employment Agreement dated as of November 1, 1994 between Capital One Financial Corporation and James
                   M. Zinn (incorporated by reference to Exhibit 10.14 of the 1994 Form 10-K).

          10.5.2 Amendment to Change of Control Employment Agreement dated as of December 18, 1997 between Capital One Financial Corporation and James M. Zinn.

          10.6.1 Change of Control Employment Agreement dated as of November 1, 1994, between Capital One Financial Corporation and John
                   G. Finneran, Jr. (incorporated by reference to Exhibit 10.15 of the 1994 Form 10-K).

          10.6.2 Amendment to Change of Control Employment Agreement dated as of December 18, 1997 between Capital One Financial Corporation and John G. Finneran, Jr.

          10.7 Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the 1996 Form 10-K).

          10.8 Capital One Financial Corporation Senior Executive Short-Term Cash Incentive Plan (terminated effective November 16, 1995) (incorporated by reference to Exhibit 10.17 of the 1994 Form 10-K).

          10.9 Capital One Financial Corporation Senior Executive Long-Term Cash Incentive Plan (terminated effective November 16, 1995) (incorporated by reference to Exhibit 10.18 of the 1994 Form 10-K).

          10.10 Capital One Financial Corporation Executive Employee Supplemental Retirement Plan (terminated effective November 16, 1995) (incorporated by reference to Exhibit 10.19 of the 1994 Form 10-K).

          10.11 Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.20 of the 1995 Form 10-K).

          10.12 Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.21 of the 1995 Form 10-K).

          10.13 Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.22 of the 1995 Form 10-K).

          10.14 1995 Non-Employee Directors Stock Incentive Plan, (incorporated by reference to Registrant's Registration Statement on Form S-8 Commission File No. 33-91790, filed May 1, 1995).

          10.15 Capital One Financial Corporation Severance Pay Plan (terminated effective October 23, 1997) (incorporated by reference to Exhibit 10.26 of the 1994 Form 10-K).

          10.16 Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to
                   Exhibit 10.33 of the 1995 Form 10-K).

          10.17.1 Participation Agreement dated as of January 5, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, NationsBank of Texas, N.A., as administrative agent and the holders and lenders named therein (incorporated by reference to Exhibit 10.34.1 of the 1995 Form 10-K).

          10.17.2 First Amendment to Operative Documents dated as of June 5, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, NationsBank of Texas, N.A., as administrative agent, initial lender and initial holder named therein (incorporated by reference to Exhibit
                   10.3 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

          10.17.3 Second Amendment to Operative Agreements dated as of October 11, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, NationsBank of Texas, N.A., as administrative agent, initial lender and initial holder named therein (incorporated by reference to Exhibit 10.20.3 of the 1996 Form 10-K).

          10.17.4 Assignment, Consent and Third Amendment to Operative Agreement dated November 8, 1996, by and among Capital One Bank, Capital One Realty, Inc., First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, and NationsBank of Texas, N.A., as administrative agent (incorporated by reference to Exhibit 10.20.4 of the 1996 Form 10-K).

          10.17.5 Lease Agreement dated as of January 5, 1996, between First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, as lessor and Capital One Bank, as lessee (incorporated by reference to Exhibit 10.34.2 of the 1995 Form 10-K).

          10.17.6 Credit Agreement dated as of January 5, 1996, among First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, as borrower, the lenders named therein and NationsBank of Texas, N.A., as administrative agent (incorporated by reference to Exhibit 10.34.3 of the 1995 Form 10-K).

          10.17.7 Fourth Amendment to Operative Agreements dated as of April 10, 1997 by and among Capital One Bank, Capital One Realty, Inc., First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, and NationsBank of Texas, N.A., as administrative agent.

          10.18 Amended and Restated Credit Agreement, dated as of November 25, 1996, among Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B. and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit
                   10.21 of the 1996 Form 10-K).

          10.18.1 Change of Control Employment Agreement dated as of May 14, 1996 between Capital One Financial Corporation and James P. Donehey.

          10.18.2 Amendment to Change of Control Employment Agreement dated as of December 18, 1997 between Capital One Financial Corporation and James P. Donehey.

          10.19 Revolving Credit Facility Agreement dated as of August 29, 1997 by and among Capital One Finance Company and Capital One Inc., as original borrowers, Capital One Financial Corporation, as original guarantor, and the agents and lenders named therein.

          13 The portions of the Company's 1997 Annual Report to Stockholders which are incorporated by reference herein.

          21       Subsidiaries of the Registrant.

          23       Consent of Ernst & Young LLP.

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated December 22, 1997, Commission File No. 1-13300, announcing 1997 and 1998 Earnings Expectations and a New Compensation Program.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CAPITAL ONE FINANCIAL CORPORATION



Date:  March 18, 1998                    By  /s/ James M. Zinn
                                             ---------------------------------
                                             James M. Zinn
                                             Senior Vice President and
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of March, 1998.


     SIGNATURES                                   TITLE
     ----------                                   -----


/s/ Richard D. Fairbank               Director, Chairman and Chief Executive
-----------------------------         Officer
Richard D. Fairbank                   (Principal Executive Officer)




/s/ Nigel W. Morris                   Director, President and Chief Operating
-----------------------------         Officer
Nigel W. Morris




/s/ James M. Zinn                     Senior Vice President and
-----------------------------         Chief Financial Officer
James M. Zinn                         (Principal Accounting and Financial
                                      Officer)



/s/ W. Ronald Dietz                   Director
-----------------------------
W. Ronald Dietz



/s/ James A. Flick, Jr.               Director
-----------------------------
James A. Flick, Jr.



/s/ Patrick W. Gross                  Director
-----------------------------
Patrick W. Gross

/s/ James V. Kimsey                   Director
-----------------------------
James V. Kimsey




/s/ Stanley I. Westreich              Director
-----------------------------
Stanley I. Westreich

                 EXHIBITS TO CAPITAL ONE FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            DATED DECEMBER 31, 1997

                          COMMISSION FILE NO. 1-13300

                                 EXHIBIT INDEX




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

4.1              Specimen certificate representing the
                 Common Stock.

4.2 Rights Agreement dated as of November 16, 1995 between Capital One Financial Corporation and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November 16, 1995).

4.3 Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-Q for the period ending June 30, 1996).

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

4.5.2 Copy of 7.25% Notes Due 2003 (incorporated by reference to Exhibit 4.5.2 of the 1996 Form 10-K).

4.6.1 Declaration of Trust, dated as of January 28, 1997, between the Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the 1996 Form 10-K).

4.6.2            Copies of Certificates Evidencing Capital
                 Securities (incorporated by reference to
                 Exhibit 4.6.2 of the 1996 Form 10-K).

4.6.3 Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among the Bank, The First National

 Exhibit
 Number                       Description
 ------                       -----------

              Bank of Chicago and First Chicago Delaware Inc.
              (incorporated by reference to Exhibit 4.6.3 of the 1996 Form 10-K).

4.7 Indenture, dated as of January 31, 1997, between the Bank and The First National Bank of Chicago
              (incorporated by reference to Exhibit 4.7 of the 1996 Form 10-K).

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

10.3.1 Change of Control Employment Agreement dated as of November 1, 1994 between Capital One
              Financial Corporation and Richard D. Fairbank
              (incorporated by reference to Exhibit 10.12 of the 1994 Form 10-K).

10.3.2 Amendment to the Change of Control Agreement between Capital One Financial Corporation and
              Richard D. Fairbank dated as of September 15,
              1995 (incorporated by reference to
              Exhibit 10.12.1 of the 1995 Form 10-K).

10.3.3        Amended and Restated Change of Control
              Employment Agreement dated as of December 18,
              1997 between Capital One Financial Corporation and Richard D. Fairbank.

10.4.1 Change of Control Employment Agreement dated as of November 1, 1994 between Capital One
              Financial Corporation and Nigel W. Morris
              (incorporated by reference to Exhibit 10.13 of the 1994 Form 10-K).

10.4.2 Amendment to the Change of Control Agreement between Capital One Financial Corporation and Nigel W. Morris dated as of September 15, 1995 (incorporated by reference to Exhibit 10.13.1 of the 1995 Form 10-K).

10.4.3        Amended and Restated Change of Control
              Employment Agreement dated as of December 18,
              1997 between Capital One Financial Corporation and Nigel W. Morris.

10.5.1 Change of Control Employment Agreement dated as of November 1, 1994 between Capital One
              Financial Corporation and James M. Zinn
              (incorporated by reference to Exhibit 10.14 of the 1994 Form 10-K).

10.5.2        Amendment to Change of Control Employment
              Agreement dated as of December 18, 1997
              between Capital One Financial Corporation and James M. Zinn.

 Exhibit
 Number                       Description
 ------                       -----------


10.6.1 Change of Control Employment Agreement dated as of November 1, 1994, between Capital One Financial Corporation and John G. Finneran, Jr. (incorporated by reference to Exhibit 10.15 of the 1994 Form 10-K).

10.6.2        Amendment to Change of Control Employment
              Agreement dated as of December 18, 1997
              between Capital One Financial Corporation and John G. Finneran, Jr.

10.7          Capital One Financial Corporation 1994 Stock
              Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the 1996 Form 10-K).

10.8          Capital One Financial Corporation Senior
              Executive Short-Term Cash Incentive Plan
              (terminated effective November 16, 1995)
              (incorporated by reference to Exhibit 10.17 of the 1994 Form 10-K).

10.9          Capital One Financial Corporation Senior
              Executive Long-Term Cash Incentive Plan
              (terminated effective November 16, 1995)
              (incorporated by reference to Exhibit 10.18 of the 1994 Form 10-K).

10.10         Capital One Financial Corporation Executive
              Employee Supplemental Retirement Plan
              (terminated effective November 16, 1995)
              (incorporated by reference to Exhibit 10.19 of the 1994 Form 10-K).

10.11         Capital One Financial Corporation Excess
              Savings Plan, as amended (incorporated by reference to Exhibit 10.20 of the 1995
              Form 10-K).

10.12         Capital One Financial Corporation Excess
              Benefit Cash Balance Plan, as amended
              (incorporated by reference to Exhibit 10.21 of the 1995 Form 10-K).

10.13         Capital One Financial Corporation 1994
              Deferred Compensation Plan, as amended
              (incorporated by reference to Exhibit 10.22 of the 1995 Form 10-K).

10.14         1995 Non-Employee Directors Stock Incentive
              Plan, (incorporated by reference to Registrant's
              Registration Statement on Form S-8 Commission
              File No. 33-91790, filed May 1, 1995).

10.15         Capital One Financial Corporation Severance
              Pay Plan (terminated effective October 23, 1997)
              (incorporated by reference to Exhibit 10.26 of the 1994 Form 10-K).

10.16 Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc.
              (incorporated by reference to Exhibit 10.33 of the 1995 Form 10-K).

 Exhibit
 Number                       Description
 ------                       -----------


10.17.1 Participation Agreement dated as of January 5, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB
              Real Estate Trust 1995-1, NationsBank of
              Texas, N.A., as administrative agent and the holders and lenders named therein (incorporated by reference to Exhibit 10.34.1 of the 1995 Form 10-K).

10.17.2 First Amendment to Operative Documents dated as of June 5, 1996, among One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, NationsBank of Texas, N.A., as administrative agent, initial lender and initial holder named therein (incorporated by reference to
              Exhibit 10.3 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

10.17.3 Second Amendment to Operative Agreements dated as of October 11, 1996, among Capital One Bank, as construction agent and as lessee, First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate Trust 1995-1, NationsBank of Texas, N.A., as administrative agent, initial lender and initial holder named therein (incorporated by reference to Exhibit 10.20.3 of the 1996 Form 10-K).

10.17.4       Assignment, Consent and Third Amendment to
              Operative Agreement dated November 8, 1996, by and among Capital One Bank, Capital One
              Realty, Inc., First Security Bank of Utah,
              N.A., as owner/trustee for the COB Real
              Estate Trust 1995-1, and NationsBank of
              Texas, N.A., as administrative agent
              (incorporated by reference to Exhibit 10.20.4 of the 1996 Form 10-K).

10.17.5 Lease Agreement dated as of January 5, 1996, between First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate
              Trust 1995-1, as lessor and Capital One Bank, as lessee (incorporated by reference to Exhibit 10.34.2 of the 1995 Form 10-K).

10.17.6 Credit Agreement dated as of January 5, 1996, among First Security Bank of Utah, N.A., as owner/trustee for the COB Real Estate
              Trust 1995-1, as borrower, the lenders named therein and NationsBank of Texas, N.A., as administrative agent (incorporated by reference to Exhibit 10.34.3 of the 1995
              Form 10-K).

10.17.7 Fourth Amendment to Operative Agreements dated as of April 10, 1997 by and among Capital One Bank, Capital One Realty, Inc.,
              First Security Bank of Utah, N.A., as
              owner/trustee for the COB Real Estate Trust
              1995-1, and NationsBank of Texas, N.A., as administrative agent.

10.18         Amended and Restated Credit Agreement,
              dated as of November 25, 1996, among
              Capital One Financial Corporation, Capital
              One Bank, Capital One, F.S.B. and The

 Exhibit
 Number                       Description
 ------                       -----------


              Chase Manhattan Bank, as administrative agent
              (incorporated by reference to Exhibit 10.21 of the 1996 Form 10-K).

10.18.1 Change of Control Employment Agreement dated as of May 14, 1996 between Capital One
              Financial Corporation and James P. Donehey.

10.18.2       Amendment to Change of Control Employment
              Agreement dated as of December 18, 1997
              between Capital One Financial Corporation and James P. Donehey.

10.19 Revolving Credit Facility Agreement dated as of August 29, 1997 by and among Capital
              One Finance Company and Capital One Inc., as original borrowers, Capital One Financial
              Corporation, as original guarantor, and the agents and lenders named therein.

13            The portions of the Company's 1997 Annual
              Report to Stockholders which are incorporated by reference herein.

21            Subsidiaries of the Registrant.

23            Consent of Ernst & Young LLP.