Form 10-Q
period 1998-03-31
CAPITAL ONE FINANCIAL CORP
filed 1998-05-15
CIK 927628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _________ to _________.

                         Commission file number 1-13300

                        CAPITAL ONE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Delaware                                                    54-1719854
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia         22042-4525
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X ______ NO

As of April 30, 1998, there were 65,582,514 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        CAPITAL ONE FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------
                                 March 31, 1998


                                                                                PAGE

PART I.     FINANCIAL INFORMATION

            ITEM 1.    Financial Statements (unaudited):

                            Condensed Consolidated Balance Sheets............... 3
                            Condensed Consolidated Statements of Income......... 4
                            Condensed Consolidated Statements of Changes
                              in Stockholders' Equity........................... 5
                            Condensed Consolidated Statements of
                               Cash Flows....................................... 6
                            Notes to the Condensed Consolidated Financial
                              Statements........................................ 7

            ITEM 2.    Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations.......................................... 10


PART II.    OTHER INFORMATION

            ITEM 4.    Submission of Matters to a Vote of Security Holders...... 25

            ITEM 6.    Reports on Form 8-K...................................... 25

                       Signatures............................................... 26


ITEM 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)


                                                                          MARCH 31       DECEMBER 31
                                                                            1998            1997

ASSETS:

Cash and due from banks                                               $      2,983     $      5,039
Federal funds sold and resale agreements                                   105,000          173,500
Interest-bearing deposits at other banks                                    34,077           59,184
-------------------------------------------------------------------- --------------   -------------
   Cash and cash equivalents                                               142,060          237,723
Securities available for sale                                            1,513,398        1,242,670
Consumer loans                                                           4,748,186        4,861,687
   Less:  Allowance for loan losses                                       (213,000)        (183,000)
---------------------------------------------------------------------------------------------------
Net loans                                                                4,535,186        4,678,687
Premises and equipment, net                                                163,757          162,726
Interest receivable                                                         44,213           51,883
Accounts receivable from securitizations                                   696,599          588,781
Other assets                                                               128,689          115,809
-------------------------------------------------------------------- --------------   -------------
   Total assets                                                       $  7,223,902     $  7,078,279
==================================================================== ==============   =============
LIABILITIES:

Interest-bearing deposits                                             $  1,160,850     $  1,313,654
Other borrowings                                                           723,614          796,112
Senior notes                                                             3,464,176        3,332,778
Deposit notes                                                              299,996          299,996
Interest payable                                                            67,544           68,448
Other liabilities                                                          422,480          276,368
-------------------------------------------------------------------- --------------   -------------
   Total liabilities                                                     6,138,660        6,087,356

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  CAPITAL ONE BANK'S FLOATING RATE JUNIOR
  SUBORDINATED CAPITAL INCOME SECURITIES:                                   97,727           97,664

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; authorized
   50,000,000 shares, none issued or outstanding
Common  stock,  par  value  $.01  per  share; authorized
   300,000,000  shares, 66,558,730 and 66,557,230
   issued as of March 31, 1998 and December 31, 1997, respectively             666              666
Paid-in capital, net                                                       543,179          513,561
Retained earnings                                                          485,750          425,140
Cumulative other comprehensive income                                        2,325            2,539
   Less: Treasury stock, at cost; 1,092,283 and 1,188,134
         shares as of March 31, 1998
         and December 31, 1997, respectively                               (44,405)         (48,647)
--------------------------------------------------------------------   --------------   -----------
   Total stockholders' equity                                              987,515          893,259
--------------------------------------------------------------------   --------------   -----------
   Total liabilities and stockholders' equity                         $  7,223,902     $  7,078,279
====================================================================   ==============   ===========

See notes to the condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                            1998           1997
------------------------------------------------------- -------------- ------------
INTEREST INCOME:
Consumer loans, including fees                            $  229,638     $  146,512
Federal funds sold and resale agreements                       5,078          5,664
Other                                                         23,326         16,418
------------------------------------------------------- -------------- ------------
  Total interest income                                      258,042        168,594

INTEREST EXPENSE:
Deposits                                                      14,138         10,437
Other borrowings                                              16,053          6,524
Senior and deposit notes                                      63,029         63,436
------------------------------------------------------- -------------- ------------
  Total interest expense                                      93,220         80,397
------------------------------------------------------- -------------- ------------
Net interest income                                          164,822         88,197
Provision for loan losses                                     85,866         49,187
------------------------------------------------------- -------------- ------------
Net interest income after provision for loan losses           78,956         39,010

NON-INTEREST INCOME:
Servicing and securitizations                                168,655        170,033
Service charges                                              113,324         53,648
Interchange                                                   14,799          9,315
Other                                                         19,121         10,061
------------------------------------------------------- -------------- ------------
  Total non-interest income                                  315,899        243,057

NON-INTEREST EXPENSE:
Salaries and associate benefits                              107,953         70,636
Marketing                                                     75,000         54,051
Communications and data processing                            29,363         21,790
Supplies and equipment                                        22,615         18,073
Occupancy                                                     10,644          7,801
Other                                                         43,308         41,196
------------------------------------------------------- -------------- ------------
  Total non-interest expense                                 288,883        213,547
------------------------------------------------------- -------------- ------------
Income before income taxes                                   105,972         68,520
Income taxes                                                  40,269         26,038
------------------------------------------------------- -------------- ------------
Net income                                                $   65,703     $   42,482
------------------------------------------------------- -------------- ------------
Basic earnings per share                                  $     1.00     $     0.64
------------------------------------------------------- -------------- ------------
Diluted earnings per share                                $     0.96     $     0.63
------------------------------------------------------- -------------- ------------
Dividends paid per share                                  $     0.08     $     0.08
------------------------------------------------------- -------------- ------------

See notes to the condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)


                                                                                     CUMULATIVE
                                                                                       OTHER                      TOTAL
                                        COMMON STOCK        PAID-IN     RETAINED   COMPREHENSIVE    TREASURY   STOCKHOLDERS'
                                      SHARES     AMOUNT   CAPITAL, NET  EARNINGS       INCOME        STOCK        EQUITY
---------------------------------- ----------- --------- ------------ ----------- --------------- ----------- --------------

Balance, December 31, 1996         66,325,261    $ 663   $  481,383    $ 256,396      $  1,949                 $   740,391
Comprehensive income:
  Net income                                                              42,482                                    42,482
  Other comprehensive income, net
   of income tax
    Unrealized gains on
     securities net of income
     taxes of $2,511                                                                    (4,616)                     (4,616)
    Foreign currency translation
     adjustments                                                                           (76)                        (76)
                                                                                  ---------------            --------------
  Other comprehensive income                                                            (4,692)                     (4,692)
                                                                                                             --------------
Comprehensive income                                                                                                37,790
Cash dividends - $.08 per share                                           (5,165)                                   (5,165)
Issuances of common stock              39,584        1         1,183                                                 1,184
Exercise of stock options              10,498                    159                                                   159
Tax benefit from stock awards                                    143                                                   143
Restricted stock, net                    (121)                    28                                                    28
Common stock issuable
  under incentive plan                                         3,231                                                 3,231
---------------------------------- ----------- --------- ------------ ----------- --------------- ----------- --------------
Balance, March 31, 1997            66,375,222   $  664    $  486,127   $ 293,713      $ (2,743)                   $777,761
---------------------------------- ----------- --------- ------------ ----------- --------------- ----------- --------------

Balance, December 31, 1997         66,557,230   $  666    $  513,561   $ 425,140      $  2,539    $  (48,647)  $   893,259
Comprehensive income:
  Net income                                                              65,703                                    65,703
  Other comprehensive income, net
  of income tax
    Unrealized gains on
      securities net of income
      taxes of $134, net of
      reclassification
      adjustment of $44, net of
      income taxes of $17                                                                 (218)                       (218)
    Foreign currency
     translation adjustments                                                                 4                           4
                                                                                  ---------------             --------------
  Other comprehensive income                                                              (214)                       (214)
                                                                                  ---------------             --------------
Comprehensive income                                                                                                65,489
Cash dividends - $.08 per share                                           (5,093)                                   (5,093)
Purchases of treasury stock                                                                           (2,364)       (2,364)
Issuances of common stock                                        572                                     960         1,532
Exercise of stock options               1,500                 (3,531)                                  5,646         2,115
Tax benefit from stock awards                                    164                                                   164
Restricted stock, net                                             18                                                    18
Common stock issuable
  under incentive plan                                        32,395                                                32,395
---------------------------------- ----------- --------- ------------ ----------- --------------- ----------- --------------
Balance, March 31, 1998            66,558,730   $ 666     $  543,179   $ 485,750      $  2,325    $  (44,405)   $  987,515
---------------------------------- ----------- --------- ------------ ----------- --------------- ----------- --------------

See notes to the condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31
--------------------------------------------------------------- ------------------ -------------
                                                                    1998               1997
--------------------------------------------------------------- ------------------ -------------

OPERATING ACTIVITIES:
Net income                                                        $    65,703       $    42,482
Adjustments to reconcile net income to cash
 provided by operating activities:
     Provision for loan losses                                         85,866            49,187
     Depreciation and amortization, net                                16,278            11,105
     Stock compensation plans                                          32,413             3,259
     Decrease in interest receivable                                    7,670            45,707
     (Increase) decrease in accounts receivable from
       securitizations                                               (107,818)           43,351
     Increase in other assets                                         (16,976)              (49)
     Decrease in interest payable                                        (904)          (19,200)
     Increase in other liabilities                                    146,112           174,428
--------------------------------------------------------------- ------------------ -------------
       Net cash provided by operating activities                      228,344           350,270
--------------------------------------------------------------- ------------------ -------------

INVESTING ACTIVITIES:
Purchases of securities available for sale                           (670,782)         (547,420)
Proceeds from maturities of securities available for sale             303,344           394,844
Proceeds from sales of securities available for sale                  102,271
Proceeds from securitization of consumer loans                                          353,457
Net decrease in consumer loans                                         46,659           119,606
Recoveries of loans previously charged off                             10,976             4,701
Additions of premises and equipment, net                              (18,761)          (18,555)
--------------------------------------------------------------- ------------------ -------------
       Net cash (used for) provided by investing activities          (226,293)          306,633
--------------------------------------------------------------- ------------------ -------------

FINANCING ACTIVITIES:
Net decrease in interest-bearing deposits                            (152,804)         (201,303)
Net decrease in other borrowings                                      (72,498)         (175,795)
Issuances of senior notes                                             505,064           480,000
Maturities of senior notes                                           (373,666)         (705,436)
Issuances of preferred beneficial interests                                              97,428
Proceeds from exercise of stock options                                 2,115               159
Net proceeds from issuances of common stock                             1,532             1,184
Purchases of treasury stock                                            (2,364)
Dividends paid                                                         (5,093)           (5,165)
--------------------------------------------------------------- ---------------- ---------------
       Net cash used for financing activities                         (97,714)         (508,928)
--------------------------------------------------------------- ---------------- ---------------

(Decrease) increase in cash and cash equivalents                      (95,663)          147,975
Cash and cash equivalents at beginning of period                      237,723           528,976
--------------------------------------------------------------- ------------------ -------------
Cash and cash equivalents at end of period                        $   142,060       $   676,951
--------------------------------------------------------------- ---------------- ---------------

See notes to the condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements March 31, 1998 (in thousands, except per share data) (unaudited)

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1998 presentation.

NOTE B:  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         Cash paid for interest for the three months ended March 31, 1998 and 1997 was $94,124 and $99,597, respectively. Cash paid for income taxes for the three months ended March 31, 1997 was $9,075.

CONSUMER LOANS

         In the fourth quarter of 1997, the Company recognized the estimated uncollectible portion of finance charge and fee income receivables. In addition, in the fourth quarter of 1997, the Company modified its methodology for charging off credit card loans (net of any collateral) to 180 days past-due, from the prior practice of charging off loans during the next billing cycle after becoming 180 days past-due.

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128") which became effective for periods ending after December 15, 1997, including interim periods. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options and restricted stock. Diluted earnings per share is similar to the previously reported fully diluted earnings per share and is based on the weighted average number of common and common equivalent shares, including dilutive stock options and restricted stock outstanding during the year. Earnings per share amounts for all prior periods have been restated to conform to SFAS 128 requirements.

 COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income"("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. Prior year amounts have been reclassified to conform to SFAS 130 requirements.

NOTE C:  ASSOCIATE STOCK PLANS

         In April 1998, stockholders approved an increase of 3,250,000 in shares available for issuance under the 1994 Stock Incentive Plan. With this approval, a December 18, 1997 grant ("Entrepreneur Grant II") to senior management became effective. Included in this grant were 1,143,221 performance-based options granted to certain key managers (including 685,755 options to the Company's Chief Executive Officer and Chief Operating Officer), which vested in April 1998 when the market price of the Company's stock remained at or above $84.00 for at least ten trading days in a 30 consecutive calendar day period. The Company recognized $32,395 and $3,231 of compensation cost relating to its associate stock plans for the three months ended March 31, 1998 and 1997, respectively.

NOTE D:  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.


                                                      THREE MONTHS ENDED
                                                          MARCH 31
----------------------------------------------- -------------- ------------
(shares in thousands)                               1998          1997
----------------------------------------------- -------------- ------------

NUMERATOR:
Net income                                       $    65,703    $    42,482
----------------------------------------------- -------------- ------------

DENOMINATOR:
Denominator for basic earnings per share -
      Weighted-average shares                         65,428         66,336
 EFFECT OF DILUTIVE SECURITIES:
  Stock options                                        2,985          1,361
  Restricted stock                                         2              7
----------------------------------------------- -------------- ------------
 Dilutive potential common shares                      2,987          1,368
 Denominator for diluted earnings per share -
      Adjusted weighted-average shares                68,415         67,704
----------------------------------------------- -------------- ------------
BASIC EARNINGS PER SHARE                         $      1.00    $      0.64
----------------------------------------------- -------------- ------------
DILUTED EARNINGS PER SHARE                       $      0.96    $      0.63
----------------------------------------------- -------------- ------------

NOTE E:  COMMITMENTS AND CONTINGENCIES

         In connection with the transfer of substantially all of Signet Bank's credit card business to the Bank in November 1994, the Company and the Bank agreed to indemnify Signet Bank (which has since been acquired by First Union Bank on November 30, 1997) for certain liabilities incurred in litigation arising from that business, which may include liabilities, if any, incurred in the purported class action case described below.

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

         In February 1997, the California court entered judgement in favor of the Bank on all of the plaintiffs' claims. The plaintiffs have appealed the ruling to the California Court of Appeal First Appellate District Division 4, and the appeal is pending.

         Because no specific measure of damages is demanded in the complaint of the California case and the trial court entered judgement in favor of the Bank before the parties completed any significant discovery, an informed assessment of the ultimate outcome of this case cannot be made at this time. Management believes, however, that there are meritorious defenses to this lawsuit and intends to continue to defend it vigorously.

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

ITEM 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company." As of March 31, 1998, the Company had 12.7 million customers and $14.0 billion in managed consumer loans outstanding and was one of the largest providers of Master Card and Visa credit cards in the world. The Company's profitability is affected by the net interest margin and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

EARNINGS SUMMARY

         Net income for the three months ended March 31, 1998 of $65.7 million, or $.96 per share (diluted), compares to net income of $42.5 million, or $.63 per share (diluted), for the same period in 1997.

         The increase in net income is primarily a result of an increase in asset and account volumes and rates. Net interest income increased $76.6 million, or 87%, as the net interest margin increased to 9.83% from 6.32% and average earning assets increased by 20%. The provision for loan losses increased $36.7 million, or 75%, as average reported loans increased by 18% and the reported charge-off rate increased to 4.69% from 4.58%. Non-interest income increased $72.8 million, or 30%, primarily as a result of the increase in average managed loans of 12%, a continued shift to more fee-based accounts and increases in the amounts of certain fees charged. Marketing expense increased $20.9 million, or 39%, to $75.0 million as the Company continues to invest in new product opportunities. Salaries and associate benefits expense increased $37.3 million, or 53%, of which $29.2 million, or 41%, was an increase in compensation expense related to the associate stock plans. The remaining $8.1 million, or 12%, increase in salaries and associate benefits and the $17.1 million, or 19%, increase in other non-interest expense (excluding marketing) primarily reflected the cost of operations to manage the growth in accounts. Each component is discussed in further detail in subsequent sections of this analysis.

MANAGED CONSUMER LOAN PORTFOLIO

         The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adjusts the balance sheet and income statement to add back the effect of securitizing consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

         The Company's managed consumer loan portfolio is comprised of on-balance sheet consumer loans and loans held for securitization (collectively, "reported loans"), and securitized loans. Securitized loans are not assets of the Company and, therefore, are not shown on the balance sheet.

         Table 1 summarizes the Company's managed consumer loan portfolio.


--------------------------------------------------------------------------------------------------
                    TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO
--------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
------------------------------------------------------  -------------------- ---------------------
(in thousands)                                                  1998                 1997
------------------------------------------------------  -------------------- ---------------------

PERIOD-END BALANCES:
Consumer loans held for securitization                                         $         300,000
On-balance sheet consumer loans                          $      4,748,186              3,516,951
Securitized consumer loans                                      9,254,063              8,789,969
------------------------------------------------------  -------------------- ---------------------
Total managed consumer loan portfolio                    $     14,002,249      $      12,606,920
------------------------------------------------------  -------------------- ---------------------

AVERAGE BALANCES:
Consumer loans held for securitization                                         $         122,445
On-balance sheet consumer loans                          $      4,786,489              3,936,256
Securitized consumer loans                                      9,310,986              8,500,177
------------------------------------------------------  -------------------- ---------------------
Total average managed consumer loan portfolio            $     14,097,475      $      12,558,878
------------------------------------------------------  -------------------- ---------------------

         Since 1990, the Company has actively engaged in consumer loan securitization transactions. In accordance with Statement of Financial Accounting Standards No. 125 "Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), the Company records gains or losses on the securitization of consumer loan receivables based on the estimated fair value of assets obtained and liabilities incurred in the sale. Gains represent the excess present value of estimated net cash flows the Company has retained over the estimated outstanding period of the receivables and are included in servicing and securitizations income. This excess cash flow essentially represents an "interest only" ("I/O") strip, consisting of the excess finance charges and past-due fees over the sum of the return paid to certificateholders, estimated contractual servicing fees and credit losses. However, exposure to credit losses on the securitized loans is contractually limited to these excess cash flows. Certain estimates inherent in the determination of the fair value of the I/O strip are influenced by factors outside the Company's control, and as a result, such estimates could materially change in the near term. Any future gains that will be recognized in accordance with SFAS 125 will be dependent on the timing and amount of future securitizations. The Company will continuously assess the performance of new and existing securitization transactions as estimates of future cash flows change.

         Table 2 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.


--------------------------------------------------------------------------------------------------
                       TABLE 2 - OPERATING DATA AND RATIOS
--------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
(dollars in thousands)                                               1998                1997
--------------------------------------------------------------------------------------------------
 REPORTED:
     Average earning assets                                     $   6,708,901       $   5,579,411
     Net interest margin(1)                                              9.83%              6.32%
     Loan yield                                                         19.19               14.44

 MANAGED:
     Average earning assets                                     $  16,019,887       $  14,079,588
     Net interest margin(1)                                             10.40%              8.83%
     Loan yield                                                         17.45               15.46
--------------------------------------------------------------------------------------------------

(1) Net interest margin is equal to net interest income divided by average earning assets.

RISK ADJUSTED REVENUE AND MARGIN

         In originating its consumer loan portfolio since the early 1990's, the Company has pursued a low introductory interest rate strategy with accounts repricing to higher rates after six to 16 months from the date of origination. The amount of repricing is actively managed in an effort to maximize return at the consumer level, reflecting the risk and expected performance of the account. Separately, accounts also may be repriced upwards or downwards based on individual consumer performance. Many of the Company's products have a balance transfer feature under which consumers can transfer balances from their other obligations to the Company. The Company's historic managed loan growth has been principally the result of this balance transfer feature. Industry competitors have continuously solicited the Company's customers with similar low introductory interest rate strategies. Management believes that the competition has put, and will continue to put, additional pressure on low introductory interest rate strategies.

         In applying its information-based strategies ("IBS") and in response to competitive pressures during late 1994, the Company began to shift a significant amount of its marketing expense to other credit card product opportunities. Examples of such products include secured cards and other customized card products including affinity and co-branded cards, college student cards and other cards targeted to certain markets that were underserved by the Company's competitors. These products do not have the immediate impact on managed loan balances of the balance transfer products but typically consist of lower credit limit accounts and balances that build over time. The terms of the other credit card products tend to include annual membership fees and higher annual finance charge rates. The profile of the consumers targeted for these products, in some cases, may also tend to result in higher delinquency and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the balance transfer products.

         Each of the Company's products are designed with the objective of maximizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the portfolio. Risk adjusted revenue is defined as net interest income and non-interest income less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average managed earning assets. It considers not only the loan yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products.

         Table 3 provides income statement data and ratios for the Company's managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.


------------------------------------------------------------------------------------
                     TABLE 3 - MANAGED RISK ADJUSTED REVENUE
------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED
                                                                   MARCH 31
(dollars in thousands)                                     1998                1997
------------------------------------------------------------------------------------
MANAGED INCOME STATEMENT:
Net interest income                                   $    416,711     $    310,690
Non-interest income                                        220,683          157,320
Net charge-offs                                           (212,735)        (183,255)
---------------------------------------------------- ---------------- --------------
   Risk adjusted revenue                              $    424,659     $    284,755
---------------------------------------------------- ---------------- --------------

RATIOS(1):
Net interest margin                                          10.40%            8.83%
Non-interest income                                           5.51             4.47
Net charge-offs                                              (5.31)           (5.21)
---------------------------------------------------- ---------------- --------------
   Risk adjusted margin                                      10.60%            8.09%
---------------------------------------------------- ---------------- --------------

(1) As a percentage of average managed earning assets.

NET INTEREST INCOME

         Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which include interest-bearing deposits, other borrowings and borrowings from senior and deposit notes.

         Net interest income for the three months ended March 31, 1998 was $164.8 million, compared to $88.2 million for the same period in the prior year, representing an increase of $76.6 million, or 87%. Average earning assets increased 20% for the three months ended March 31, 1998, versus the same period in 1997. The yield on earning assets increased 330 basis points for the three months ended March 31, 1998, to 15.39% from 12.09%, as compared to the same period in the prior year. The increase was primarily attributable to a 475 basis point increase in the yield on consumer loans for the three months ended March 31, 1998, to 19.19% from 14.44%, as compared to the same period in the prior year. The yield on consumer loans increased due to an increase in the amount and frequency of past-due fees charged as compared to the same period in the prior year and the Company's continued shift to higher yielding products, especially in the reported loan portfolio during the comparable periods.

         Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 1998 and 1997.


-------------------------------------------------------------------------------------------------------------------
                 TABLE 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
-------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED MARCH 31
                                                       1998                                    1997
                                         AVERAGE       INCOME/      YIELD/        AVERAGE       INCOME/     YIELD/
(dollars in thousands)                   BALANCE       EXPENSE       RATE         BALANCE       EXPENSE      RATE
-------------------------------------------------------------------------------------------------------------------
ASSETS:

Earning assets
   Consumer loans(1)                    $4,786,489    $  229,638    19.19%      $4,058,701      $146,512    14.44%
   Federal funds sold and
      resale agreements                    362,680         5,078     5.60          428,853         5,664     5.28
   Other                                 1,559,732        23,326     5.98        1,091,857        16,418     6.01
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------
Total earning assets                     6,708,901      $258,042    15.39%       5,579,411      $168,594    12.09%
Cash and due from banks                     18,622                                  91,047
Allowance for loan losses                 (197,333)                               (119,835)
Premises and equipment, net                165,532                                 180,256
 Other assets                              840,727                                 668,501
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------
  Total assets                          $7,536,449                              $6,399,380
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------

LIABILITIES AND EQUITY:
Interest-bearing liabilities
   Deposits                             $1,266,064    $   14,138     4.47%      $  992,751      $ 10,437     4.21%
   Other borrowings                      1,077,082        16,053     5.96          410,924         6,524     6.35
   Senior and deposit notes              3,683,113        63,029     6.85        3,808,926        63,436     6.66
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------
Total interest-bearing liabilities       6,026,259    $   93,220     6.19%       5,212,601      $ 80,397     6.17%
Other liabilities                          462,355                                 357,833
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------
  Total liabilities                      6,488,614                               5,570,434
Preferred beneficial interests              97,696                                  64,966
Equity                                     950,139                                 763,980
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------
  Total liabilities and equity          $7,536,449                              $6,399,380
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------
Net interest spread                                                  9.20%                                   5.92%
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------
Interest income to
   average earning assets                                           15.39%                                  12.09%
Interest expense to
   average earning assets                                            5.56                                    5.77
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------
Net interest margin                                                  9.83%                                   6.32%
------------------------------------- ------------- ------------- ----------- --------------- ----------- --------

(1) Interest income includes past-due fees on loans of approximately $75,951 and $25,248 for the three months ended March 31, 1998 and 1997, respectively.

         Managed net interest income increased $106.0 million, or 34%, for the three months ended March 31, 1998, compared to the same period in the prior year as managed average earning assets increased 14% and the managed net interest margin increased 157 basis points to 10.40%. The increase in managed net interest margin principally reflects growth in higher yielding loans and increases in the amount and frequency of past-due fees.

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


-----------------------------------------------------------------------------------------------------
                      TABLE 5 - INTEREST VARIANCE ANALYSIS
-----------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                                               MARCH 31, 1998 VS. 1997
 ----------------------------------------------------------------------------------------------------
                                                            INCREASE           CHANGE DUE TO(1)
(in thousands)                                             (DECREASE)       VOLUME       YIELD/RATE
-----------------------------------------------------------------------------------------------------

INTEREST INCOME:
Consumer loans                                           $   83,126      $   29,321      $    53,805
Federal funds sold and resale agreements                       (586)           (912)             326
Other                                                         6,908           6,998              (90)
------------------------------------------------------- --------------- --------------- -------------
Total interest income                                        89,448          38,097           51,351

INTEREST EXPENSE:
Deposits                                                      3,701           3,019              682
Other borrowings                                              9,529           9,952             (423)
Senior and deposit notes                                       (407)         (2,127)           1,720
------------------------------------------------------- --------------- --------------- -------------
Total interest expense                                       12,823          12,586              237
------------------------------------------------------- --------------- --------------- -------------
Net interest income(1)                                   $   76,625      $   20,502      $    56,123
-----------------------------------------------------------------------------------------------------

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

SERVICING AND SECURITIZATIONS INCOME

         Servicing and securitizations income decreased $1.4 million, or 1%, for the three months ended March 31, 1998, from the same period in the prior year due to a reduction of the percentage of higher yielding products included in the off-balance sheet portfolio, which resulted in tightened estimated future spreads, and an increase in estimated credit losses on securitized assets. Also impacting servicing and securitizations income in the first quarter of 1998 was the current recognition of estimated uncollectible finance charge and fee income receivables implemented in the fourth quarter of 1997.

OTHER NON-INTEREST INCOME

         Other reported non-interest income increased to $147.2 million, or 102%, for the three months ended March 31, 1998, compared to $73.0 million for the same period in the prior year. The increase in other non-interest income was due to an increase in the average number of accounts of 39% compared to the same period in the prior year and the Company's continued shift to higher yielding products, especially in the reported loan portfolio during the comparable periods.

         Managed other non-interest income increased $63.4 million, or 40%, for the three months ended March 31, 1998, primarily due to the increase in the average number of accounts.

NON-INTEREST EXPENSE

         Non-interest expense for the three months ended March 31, 1998 was $288.9 million, an increase of 35% over $213.5 million for the same period in the prior year. Contributing to the increase in non-interest expense was salaries and associate benefits expense, which rose $37.3 million, or 53%, for the three months ended March 31, 1998, compared to the same period in the prior year. This increase reflected a $29.2 million increase in additional compensation expense associated with the Company's associate stock plans. Marketing expense increased $20.9 million, or 39%, to $75.0 million as the Company continues to invest in new product opportunities. All other non-interest expenses increased $17.1 million, or 19%, to $105.9 million for the three months ended March 31, 1998, from $88.9 million for the same period in the prior year. The increase in other non-interest expense was primarily a result of a 39% increase in the average number of accounts for the three months ended March 31, 1998, which resulted in a corresponding increase in infrastructure and other operational costs, offset by efficiencies gained from improved processes and investments in information technology.

         Salaries  and  benefits   expense   includes   $32.4  million  for  the
performance-based stock options granted in December 1997 and reflects the 46% stock price increase during the quarter. The continued increase in the stock price and subsequent vesting of these options in April will result in $22.0 million in additional expense being recorded in the second quarter of 1998 related to this grant. The Company does not, however, expect this charge to impact its ability to meet its earnings targets for 1998 as discussed in the "Business Outlook" section.

INCOME TAXES

         The Company's income tax rate was 38% for the three months ended March 31, 1998 and 1997 and includes both state and federal income tax components.

ASSET QUALITY

         The asset quality of a portfolio is generally a function of the initial underwriting criteria used, seasoning of the accounts, levels of competition, account management activities and demographic concentration, as well as general economic conditions. The seasoning of the accounts is also an important indicator of the delinquency and loss levels of the portfolio. Accounts tend to exhibit a rising trend of delinquency and credit losses as they season.

DELINQUENCIES

         Table 6 shows the Company's consumer loan delinquency trends for the periods presented as reported for financial statement purposes and on a managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. However, the Company generally continues to accrue interest until the loan is charged off.


------------------------------------------------------------------------------------------------
                           TABLE 6 - DELINQUENCIES(1)
------------------------------------------------------------------------------------------------
                                                                 MARCH 31
                                                    1998                        1997
                                                             % OF                        % OF
(dollars in thousands)                    LOANS          TOTAL LOANS    LOANS        TOTAL LOANS
-------------------------------------- ---------------------------------------------------------

REPORTED:
Loans outstanding                       $  4,748,186      100.00%      $  3,816,951      100.00%
Loans delinquent:
 30-59 days                                   92,673        1.95             68,406        1.79
 60-89 days                                   59,435        1.25             42,407        1.11
 90 or more days                             100,971        2.13             92,090        2.42
-------------------------------------- ---------------- ------------ ---------------- -----------
Total                                   $    253,079        5.33%      $    202,903        5.32%
-------------------------------------- ---------------- ------------ ---------------- -----------

MANAGED:
Loans outstanding                       $ 14,002,249     100.00%       $ 12,606,920      100.00%
Loans delinquent:
 30-59 days                                  283,346       2.02             264,705        2.10
 60-89 days                                  179,974       1.29             159,809        1.27
 90 or more days                             342,261       2.44             383,571        3.04
-------------------------------------- ---------------- ------------ ---------------- -----------
Total                                   $    805,581       5.75%       $    808,085        6.41%
-------------------------------------- ---------------- ------------ ---------------- -----------

(1) Includes consumer loans held for securitization.


         In the fourth quarter of 1997, the Company modified its methodology for charging off credit card loans (net of any collateral) to 180 days past-due from the prior practice of charging off loans during the next billing cycle after becoming 180 days past-due. In addition, in the fourth quarter of 1997, the Company recognized the estimated uncollectible portion of finance charge and fee income receivables. The delinquency rate for reported loans was 5.33% as of March 31, 1998 reflects a higher percentage of higher yielding loans in the reported portfolio as compared to the prior year, offset by the modifications in charge-off policy and finance charge and fee income recognition. The delinquency rate for the managed consumer loan portfolio was 5.75% as of March 31, 1998, down from 6.41% as of March 31, 1997 and down from 6.20% as of December 31, 1997. Both the managed and reported (5.51% as of December 31, 1997) portfolio's delinquency rate decrease as of March 31, 1998, when compared to December 31, 1997, reflected seasonality and improvements in consumer credit performance.

NET CHARGE-OFFS

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.


------------------------------------------------------------------------------------------------------
                          TABLE 7 - NET CHARGE-OFFS (1)
------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
(dollars in thousands)                                                      1998               1997
------------------------------------------------------------------------------------------------------

REPORTED:
Average loans outstanding                                            $   4,786,489      $   4,058,701
Net charge-offs                                                             56,062             46,500
Net charge-offs as a percentage of average loans outstanding                  4.69%              4.58%
-------------------------------------------------------------------- ------------------ --------------

MANAGED:
Average loans outstanding                                            $  14,097,475      $  12,558,878
Net charge-offs                                                            212,735            183,255
Net charge-offs as a percentage of average loans outstanding                  6.04%              5.84%
-------------------------------------------------------------------- ------------------ --------------

(1) Includes consumer loans held for securitization.

         Net charge-offs of managed loans increased $29.5 million, or 16%, while average managed consumer loans grew 12% for the three months ended March 31, 1998, from the same period in the prior year. For the three months ended March 31, 1998, the Company's net charge-offs as a percentage of managed loans were 6.04%, compared to 5.84% for the same period in the prior year. The increase in net charge-offs was the result of worsened general economic trends in consumer credit performance compared to the same period in the prior year. The increase in the reported charge-offs from period to period reflect these same trends.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is the periodic expense of maintaining an adequate allowance at the amount estimated to be sufficient to absorb possible future losses, net of recoveries (including recovery of collateral), inherent in the existing on-balance sheet consumer loan portfolio. In evaluating the adequacy of the allowance for loan losses, the Company takes into consideration several factors including economic trends and conditions, overall asset quality, loan seasoning and trends in delinquencies and expected charge-offs. The Company's primary guideline is a calculation which uses current delinquency levels and other measures of asset quality to estimate net charge-offs. Consumer loans are typically charged off (net of any collateral) at 180 days past-due, although earlier charge-offs may occur on accounts of bankrupt or deceased consumers. Bankrupt consumers' accounts are generally charged off within 30 days after receipt of the bankruptcy petition. Once a loan is charged off, it is the Company's policy to continue to pursue the collection of principal, interest and fees for non-bankrupt accounts.

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


---------------------------------------------------------------------------------------------
                 TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
(dollars in thousands)                                               1998              1997
---------------------------------------------------------------------------------------------

Balance at beginning of period                                $    183,000      $    118,500
Provision for loan losses                                           85,866            49,187
Transfer to loans held for securitization                                             (2,625)
Other                                                                  196               (62)
Charge-offs                                                        (67,038)          (51,201)
Recoveries                                                          10,976             4,701
Net charge-offs(1)                                                 (56,062)          (46,500)
Balance at end of period                                      $    213,000      $    118,500
------------------------------------------------------------ ---------------- ---------------
Allowance for loan losses to loans at period-end(1)                 4.49%              3.37%
------------------------------------------------------------ ---------------- ---------------

(1) Excludes consumer loans held for securitization.


         For the three months ended March 31, 1998, the provision for loan losses increased to $85.9 million, or 75%, from $49.2 million for the comparable period in the prior year, as average reported loans increased by 18% and the reported charge-off rate increased to 4.69% from 4.58%. The allowance for loan losses as a percentage of on-balance sheet consumer loans increased to 4.49% as of March 31, 1998, from 3.37% as of March 31, 1997. The increase reflects the increase in on-balance sheet consumer loans to $4.7 billion as of March 31, 1998, an increase of 35% from March 31, 1997. The increase also reflects a moderate increase in the net charge-off rate in the same periods resulting from worsened general economic trends in consumer credit performance. For the three months ended March 31, 1998, the Company increased the allowance for loan losses by $30 million due to the continued growth and mix of its consumer lending products.

LIQUIDITY AND FUNDING

         Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets and by debt funding. As discussed in "Managed Consumer Loan Portfolio," a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 1998 to 2004 and typically have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated for the participants in the securitization and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled which would accelerate the need for funding.

         As such loans amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect.

         Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries, U.S. Government Agency and mortgage-backed securities, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of March 31, 1998, the Company held $1.7 billion in such securities.

         Table  9  shows  the   maturation   of   certificates   of  deposit  in
denominations of $100,000 or greater ("large denomination CDs") as of March 31, 1998.


----------------------------------------------------------------------------------------
           TABLE 9 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE
----------------------------------------------------------------------------------------
                                                                  MARCH 31, 1998
(dollars in thousands)                                      BALANCE            PERCENT
----------------------------------------------------------------------------------------

3 months or less                                        $        62,548           31.71%
Over 3 through 6 months                                          36,676           18.59
Over 6 through 12 months                                         48,586           24.63
Over 1 through 5 years                                           49,447           25.07
-------------------------------- ----------------- ------------------------- -----------
Total                                                   $       197,257          100.00%
-------------------------------- ----------------- ------------------------- -----------

         The Company's other borrowings portfolio consists of $679 million in borrowings maturing within one year and $45 million in borrowings maturing after one year.

         Table 10 shows the Company's unsecured funding availability and outstandings as of March 31, 1998.


--------------------------------------------------------------------------------------------------------
                         TABLE 10 - FUNDING AVAILABILITY
--------------------------------------------------------------------------------------------------------
                                                                             MARCH 31, 1998

                                                    EFFECTIVE/                                     FINAL
(dollars or dollar equivalents in millions)         ISSUE DATE   AVAILABILITY(1)  OUTSTANDING    MATURITY
--------------------------------------------------------------------------------------------------------

Domestic revolving credit facility                     11/96      $    1,700                       11/00
UK/Canada revolving credit facility                     8/97             350        $    51         8/00
Senior bank note program(2)                             4/97           8,000          3,339         -
Non-U.S. bank note program                             10/97           1,000                        -
Deposit note program                                    4/97           2,000            300         -
Floating rate junior subordinated
  capital income securities(3)                          1/97             100             98         2/27
Corporation Universal Shelf Registration               12/96             200            125        12/03
--------------------------------------------------------------------------------------------------------

(1) All funding sources are revolving except for the Corporation Universal Shelf Registration.
(2) Includes availability to issue up to $200 million of subordinated bank notes.
(3) Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.

         The domestic revolving credit facility is comprised of two tranches: a $1.375 billion Tranche A facility available to the Bank and the Savings Bank, including an option for up to $225 million in multi-currency availability, and a $325 million Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $100 million in multi-currency availability. The borrowings of the Savings Bank are limited to $750 million. The final maturity of each tranche may be extended for two additional one-year periods.

         The UK/Canada revolving credit facility is used to finance the Company's expansion in the United Kingdom and Canada. The facility is comprised of two tranches: a Tranche A facility in the amount of (pound)156.5 million ($249.8 million equivalent based on the exchange rate at closing) and a Tranche B facility in the amount of C$139.6 million ($100.2 million equivalent based on the exchange rate at closing). An amount of (pound)34.6 million or C$76.9 million ($55.2 million equivalent based on the exchange rates at closing) may be transferred between the Tranche A facility and the Tranche B facility, respectively, upon the request of the Company. The Corporation serves as the guarantor of all borrowings under the UK/Canada revolving facility.

         Under the Corporation's $200 million shelf registration, filed with the Securities and Exchange Commission, the Corporation from time to time may offer and sell (i) senior or subordinated debt securities consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and
(iii) common stock. As of March 31, 1998, one issue of senior notes was outstanding.

CAPITAL ADEQUACY

         The Bank and the Savings Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the "Federal Reserve") and the Office of Thrift Supervision (the "OTS") (collectively, the "regulators"), respectively. The capital adequacy guidelines and the regulatory framework for prompt corrective action require the Bank and the Savings Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items as calculated under Regulatory Accounting Principles. The inability to meet and maintain minimum capital adequacy levels could result in regulators taking actions that could have a material effect on the Company's consolidated financial statements. Additionally, the regulators have broad discretion in applying higher capital requirements. Regulators consider a range of factors in determining capital adequacy, such as an institution's size, quality and stability of earnings, interest rate risk exposure, risk diversification, management expertise, asset quality, liquidity and internal controls.

         The most recent notifications from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in the table below. As of March 31, 1998, there are no conditions or events since the notifications discussed above that management believes have changed either the Bank or the Savings Bank's capital category. As of March 31, 1998, the Bank and the Savings Bank's ratios of capital to managed assets were 5.67% and 7.71%, respectively.


--------------------------------------------------------------------------------------------------
                      TABLE 11 - REGULATORY CAPITAL RATIOS
--------------------------------------------------------------------------------------------------
                                                                     TO BE "WELL-CAPITALIZED" UNDER
                                               MINIMUM FOR CAPITAL     PROMPT CORRECTIVE ACTION
                                   RATIOS       ADEQUACY PURPOSES             PROVISIONS
------------------------------ --------------- ------------------   ------------------------------
MARCH 31, 1998

Capital One Bank
Tier 1 Capital                      14.08%           4.00%                     6.00%
Total Capital                       16.94            8.00                     10.00
Tier 1 Leverage                     11.34            4.00                      5.00

Capital One, F.S.B.(1)
Tangible Capital                     9.34%           1.50%                     6.00%
Total Capital                       15.99           12.00                     10.00
Core Capital                         9.34            8.00                      5.00
------------------------------ --------------- ------------------   -------------------------------

MARCH 31, 1997

Capital One Bank
Tier 1 Capital                      11.49%           4.00%                     6.00%
Total Capital                       14.43            8.00                     10.00
Tier 1 Leverage                     12.04            4.00                      5.00

Capital One, F.S.B.(1)
Tangible Capital                    11.22%           1.50%                     6.00%
Total Capital                       21.47           12.00                     10.00
Core Capital                        11.22            8.00                      5.00
------------------------------ --------------- ------------------   -------------------------------

(1) Until June 30, 1999, the Savings Bank is subject to capital requirements that exceed minimum capital adequacy requirements, including the requirement to maintain a minimum Core Capital ratio of 8% and a Total Capital ratio of 12%.

         During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve that, for so long as the Bank maintains such branch in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of March 31, 1998 and 1997, the Company's Tier 1 leverage ratio was 14.26% and 13.71%, respectively.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of March 31, 1998, retained earnings of the Bank and the Savings Bank of $116.8 million and $14.3 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days' advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

OFF-BALANCE SHEET RISK

         The Company is subject to off-balance sheet risk in the normal course of business including commitments to extend credit, excess servicing income from securitization transactions and interest rate swap agreements ("swaps"). In order to reduce the interest rate sensitivity and to match asset and liability repricings, the Company has entered into swaps which involve elements of credit or interest rate risk in excess of the amount recognized on the balance sheet. Swaps present the Company with certain credit, market, legal and operational risks. The Company has established credit policies for off-balance sheet items as it does for on-balance sheet instruments.

BUSINESS OUTLOOK

         This business outlook section summarizes the Company's expectations for earnings for the year ending December 31, 1998 and its primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain of the statements are forward looking statements and, therefore, actual results could differ materially. Factors which could materially influence results are set forth throughout this section and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Part I, Item 1, Cautionary Statements).

         The Company has set an earnings target, dependent on the factors set forth below, for diluted earnings per share to be $3.90 for the year ending December 31, 1998. As discussed elsewhere in this report and below, the Company's actual earnings are a function of its revenues (net interest income and non-interest income on its earning assets), consumer usage and payment patterns, credit quality of its earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

PRODUCT AND MARKET OPPORTUNITIES

         The Company's strategy for future growth has been, and is expected to continue to be, to apply its proprietary IBS to its credit card business as well as to other businesses, both financial and non-financial, to identify new product opportunities and to make informed investment decisions regarding its existing products. Credit card opportunities include, and are expected to continue to include, various low introductory and intermediate-rate balance transfer products, as well as other customized credit card products. The Company intends to continue to offer these customized products, certain of which are distinguished by several characteristics, including better response rates, less adverse selection, higher margins (including fees), lower credit lines, less attrition and a greater ability to reprice than the Company's traditional low introductory-rate balance transfer products. Some of these products involve higher operational costs and, in some cases, higher delinquencies and credit losses than the Company's traditional low introductory-rate balance transfer products. More importantly, these customized products continue to have overall higher and less volatile returns than the traditional low introductory-rate balance transfer products in recent market conditions. The Company also has been applying, and expects to continue to apply, its IBS to other financial and non-financial products. These products and services include selected non-card consumer lending products and telecommunication services. The Company has also expanded its existing operations outside of the United States, with an initial focus on the United Kingdom and Canada. The Company's credit card and other financial and non-financial products are subject to competitive pressures, which management anticipates will increase as these markets mature.

         The Company continues to apply its IBS in an effort to balance the mix of balance transfer and other credit card products together with other financial and non-financial products and services, to optimize profitability within the context of acceptable risk. The Company's growth through expansion and product diversification will be affected by the ability of the Company to internally build or to acquire the operational and organizational infrastructure necessary to engage in new businesses and to recruit experienced personnel to assist in the management and operations of these businesses and the availability of capital necessary to fund these new businesses. Although, management believes that, it has the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that the Company's historical financial information will necessarily reflect its results of operations and financial condition in the future.

MARKETING INVESTMENT

         The Company anticipates that its 1998 marketing expenses will substantially exceed such expenses in 1997, as the Company continues to invest in existing and new balance transfer and other credit card products and services, and other financial and non-financial products and services. The Company intends to continue a flexible approach in its allocation of marketing expenses. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the credit card industry, general economic conditions affecting consumer credit performance, the asset quality of the Company's portfolio and the identification of market opportunities that exceed company targeted rates for return on investment. With competition affecting the profitability of existing balance transfer products, the Company has been allocating and expects to continue to allocate a greater portion of its marketing expense to customized credit card products and other financial and non-financial products.

         Moreover, the amount of marketing expense allocated to various product segments will influence the characteristics of the Company's portfolio because the various product segments are characterized by different account growth, loan growth and asset quality characteristics. The Company currently expects that its growth in consumer accounts and in managed consumer loans will continue in 1998. Actual growth, however, may vary significantly depending on the Company's actual product mix and the level of attrition on the Company's managed portfolio, which is affected by competitive pressures.

IMPACT OF DELINQUENCIES, CHARGE-OFF RATES AND ATTRITION

         The Company's earnings are particularly sensitive to delinquencies and charge-offs on the Company's portfolio and on the level of attrition due to competition in the credit card industry. As delinquency levels fluctuate, the resulting amount of past-due and overlimit fees, which are significant sources of revenue for the Company, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. Delinquency and net charge-off rates are not only impacted by general economic trends in consumer credit performance but also by the continued seasoning of the Company's portfolio and the product mix. Charge-off rates are also impacted by bankruptcies.

         The Company's expectations for 1998 earnings are based on management's belief that consumer credit quality is stabilizing. Management, however, notes that during the second quarter of 1998, it expects that charge-offs will increase, while delinquency rates will remain stable or possibly decrease. Therefore, the Company expects that it will experience a more moderate increase in revenue than it experienced in recent quarters due to the timing of revenue noted above. Management, further cautions that delinquency and charge-off levels are not always predictable and may vary from projections. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Increased competition can affect the Company's earnings by increasing attrition of the Company's outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract more profitable customers.

CAUTIONARY FACTORS

         The Company's strategies and objectives outlined above and the other forward looking statements contained in this section involve a number of risks and uncertainties. The Company cautions readers that any forward looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial products, changes in the Company's aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general; the amount of, and rate of growth in, the Company's expenses (including associate and marketing expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 1997 (Part I, Item 1, Cautionary Statements).


PART II.          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (A)     The 1998 Annual Meeting of  Stockholders  was held April 23, 1998.
     (B)     The following directors were elected at such meeting:

                                    W. Ronald Dietz
                                    Nigel W. Morris

                  The following directors will also continue in their office after such meeting:

                                    Richard D. Fairbank
                                    James A. Flick, Jr.
                                    Patrick W. Gross
                                    James V. Kimsey
                                    Stanley I. Westreich

     (C)     The following matters were voted upon at such meeting:

ELECTION OF DIRECTORS                          VOTES FOR      VOTES WITHHELD

W. RONALD DIETZ                               55,230,950        1,212,024
NIGEL W. MORRIS                               55,894,225          548,749


ITEM                                           VOTES FOR      VOTES AGAINST        ABSTAIN

APPROVAL OF AMENDMENT TO
THE 1994 STOCK INCENTIVE PLAN.                45,996,458         10,072,500        374,016

RATIFICATION OF THE SELECTION OF
ERNST & YOUNG LLP AS INDEPENDENT
AUDITORS OF THE COMPANY FOR 1998.             56,244,702             84,881        113,391


             No other matter was voted upon at such meeting.

ITEM 6.      REPORTS ON FORM 8-K

(A)          The Company filed a Current  Report on Form 8-K, dated January
             15, 1998, Commission File No. 1-13300, enclosing its press release dated January 15, 1998.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CAPITAL ONE FINANCIAL CORPORATION
                                                         (Registrant)







Date:  May 14, 1998                            /s/James M. Zinn
                                               ----------------
                                               James M. Zinn
                                               Senior Vice President,
                                               Chief Financial Officer
                                               (Chief Accounting Officer
                                               and duly authorized officer
                                               of the Registrant)