Form 10-Q
period 1998-06-30
CAPITAL ONE FINANCIAL CORP
filed 1998-08-21
CIK 927628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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


--------------------------------------------------------------------------------
                                 (703) 205-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of July 31, 1998, there were 66,074,304 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        CAPITAL ONE FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------


                                  June 30, 1998


                                                                                         Page
                                                                                         ----
PART I.     FINANCIAL INFORMATION

            Item 1.      Financial Statements (unaudited):
                              Condensed Consolidated Balance Sheets....................    3
                              Condensed Consolidated Statements of Income..............    4
                              Condensed Consolidated Statements of Changes
                                in Stockholders' Equity................................    5
                              Condensed Consolidated Statements of
                                 Cash Flows............................................    6
                              Notes to the Condensed Consolidated Financial
                                Statements.............................................    7

            Item 2.      Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations...............................................   11

PART II.    OTHER INFORMATION

            Item 6.      Exhibits and Reports on Form 8-K..............................   29

                         Signatures....................................................   29

Item 1.


CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)
                                                                             June 30           December 31
                                                                               1998               1997
---------------------------------------------------------------------- ------------------- ----------------

Assets:
Cash and due from banks                                                 $        8,463      $        5,039
Federal funds sold and resale agreements                                                           173,500
Interest-bearing deposits at other banks                                        30,926              59,184
---------------------------------------------------------------------- ------------------- ----------------
   Cash and cash equivalents                                                    39,389             237,723
Securities available for sale                                                1,431,091           1,242,670
Consumer loans                                                               5,140,340           4,861,687
   Less:  Allowance for loan losses                                           (213,000)           (183,000)
---------------------------------------------------------------------- ------------------- ----------------
Net loans                                                                    4,927,340           4,678,687
Premises and equipment, net                                                    188,727             162,726
Interest receivable                                                             45,866              51,883
Accounts receivable from securitizations                                       836,274             588,781
Other                                                                          182,751             115,809
---------------------------------------------------------------------- ------------------- ----------------
   Total                                                                $    7,651,438      $    7,078,279
---------------------------------------------------------------------- ------------------- ----------------

Liabilities:
Interest-bearing deposits                                               $    1,287,402      $    1,313,654
Other borrowings                                                               959,480             796,112
Senior notes                                                                 3,709,404           3,332,778
Deposit notes                                                                   99,996             299,996
Interest payable                                                                83,167              68,448
Other                                                                          345,037             276,368
---------------------------------------------------------------------- ------------------- ----------------
   Total liabilities                                                         6,484,486           6,087,356

Guaranteed Preferred Beneficial Interests In
  Capital One Bank's Floating Rate Junior
  Subordinated Capital Income Securities:                                       97,791              97,664

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized
   50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
   300,000,000 shares, 66,558,730 and 66,557,230
   issued as of June 30, 1998 and December 31, 1997, respectively                  666                 666
Paid-in capital, net                                                           561,518             513,561
Retained earnings                                                              547,485             425,140
Cumulative other comprehensive income                                            3,421               2,539
     Less: Treasury stock, at cost; 1,020,608 and 1,188,134
         shares as of June 30, 1998 and December 31, 1997,
         respectively                                                          (43,929)            (48,647)
---------------------------------------------------------------------- ------------------- ----------------
    Total stockholders' equity                                                1,069,161             893,259
---------------------------------------------------------------------- ------------------- ----------------
    Total liabilities and stockholders' equity                           $    7,651,438      $    7,078,279
---------------------------------------------------------------------- ------------------- ----------------

See notes to the condensed consolidated financial statements.


CAPITAL ONE FINANCIAL  CORPORATION Condensed  Consolidated  Statements of Income
(in thousands, except per share data) (unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                                  June 30                           June 30
--------------------------------------------------- ---------------- --------------- ---------------- --------------
                                                           1998           1997            1998             1997
--------------------------------------------------- ---------------- --------------- ---------------- --------------

Interest Income:
Consumer loans, including fees                        $    245,129     $    143,485    $    474,767     $    289,997
Federal funds sold and resale agreements                     2,140            2,613           7,218            8,277
Other                                                       24,169           20,772          47,495           37,190
--------------------------------------------------- ---------------- --------------- ---------------- --------------
  Total interest income                                    271,438          166,870         529,480          335,464

Interest Expense:
Deposits                                                    13,635            8,635          27,773           19,072
Other borrowings                                            20,375           10,453          36,428           16,977
Senior and deposit notes                                    67,704           64,523         130,733          127,959
--------------------------------------------------- ---------------- --------------- ---------------- --------------
  Total interest expense                                   101,714           83,611         194,934          164,008
--------------------------------------------------- ---------------- --------------- ---------------- --------------
Net interest income                                        169,724           83,259         334,546          171,456
Provision for loan losses                                   59,013           46,776         144,879           95,963
--------------------------------------------------- ---------------- --------------- ---------------- --------------
Net interest income after provision for loan losses        110,711           36,483         189,667           75,493

Non-Interest Income:
Servicing and securitizations                              155,412          148,562         324,067          318,595
Service charges                                            128,191           57,278         241,515          110,926
Interchange                                                 20,371           11,405          35,170           20,720
Other                                                       24,979           11,797          44,100           21,858
--------------------------------------------------- ---------------- --------------- ---------------- --------------
  Total non-interest income                                328,953          229,042         644,852          472,099

Non-Interest Expense:
Salaries and associate benefits                            113,428           69,287         221,381          139,923
Marketing                                                   85,811           44,995         160,811           99,046
Communications and data processing                          34,840           24,320          64,203           46,110
Supplies and equipment                                      32,368           18,406          54,983           36,479
Occupancy                                                   11,090            7,388          21,734           15,189
Other                                                       54,299           37,659          97,607           78,855
--------------------------------------------------- ---------------- --------------- ---------------- --------------
  Total non-interest expense                               331,836          202,055         620,719          415,602
--------------------------------------------------- ---------------- --------------- ---------------- --------------
Income before income taxes                                 107,828           63,470         213,800          131,990
Income taxes                                                40,975           24,118          81,244           50,156
--------------------------------------------------- ---------------- --------------- ---------------- --------------
Net income                                            $     66,853     $     39,352    $    132,556     $     81,834
--------------------------------------------------- ---------------- --------------- ---------------- --------------
Basic earnings per share                              $       1.02     $       0.59    $       2.02     $       1.23
--------------------------------------------------- ---------------- --------------- ---------------- --------------
Diluted earnings per share                            $       0.96     $       0.58    $       1.92     $       1.21
--------------------------------------------------- ---------------- --------------- ---------------- --------------
Dividends paid per share                              $       0.08     $       0.08    $       0.16     $       0.16
--------------------------------------------------- ---------------- --------------- ---------------- --------------

See notes to the condensed consolidated financial statements.


CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands, except per share data) (unaudited)

                                                                                     Cumulative
                                                                                        Other                      Total
                                        Common Stock        Paid-In     Retained    Comprehensive    Treasury  Stockholders'
                                     Shares     Amount   Capital, Net   Earnings       Income         Stock        Equity
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996         66,325,261   $  663   $  481,383   $  256,396       $  1,949                 $   740,391
Comprehensive income:
 Net income                                                               81,834                                     81,834
  Other comprehensive income, net of income tax
     Unrealized gains on securities net of income                                         (1,651)                     (1,651)
      taxes of $857
     Foreign currency translation adjustments                                               153                         153
                                                                                        --------                  ----------
 Other comprehensive income                                                             ( 1,498)                     (1,498)
                                                                                                                  ----------
Comprehensive income                                                                                                 80,336
Cash dividends - $.16 per share                                          (10,334)                                   (10,334)
Issuances of common stock              85,299        1        2,421                                                   2,422
Exercise of stock options              74,171        1        1,412                                                   1,413
Tax benefit from stock awards                                   221                                                     221
Restricted stock, net                    (121)                   54                                                      54
Common stock issuable
 under incentive plan                                         6,462                                                   6,462
----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997             66,484,610   $  665   $  491,953   $  327,896       $    451                 $   820,965
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997         66,557,230   $  666   $  513,561   $  425,140       $  2,539   $  (48,647)   $   893,259

Comprehensive income:
 Net income                                                              132,556                                    132,556
  Other comprehensive income, net of income tax
   Unrealized gains on securities net of income
    taxes of $839, net of reclassification
    adjustment of $27, net of income taxes of $17                                         1,370                       1,370
   Foreign currency translation adjustments                                                (488)                       (488)
                                                                                        --------                  ----------
 Other comprehensive income                                                                 882                         882
                                                                                                                  ----------
Comprehensive income                                                                                                133,438
Cash dividends - $.16 per share                                          (10,211)                                   (10,211)
Purchases of treasury stock                                                                          (12,354)       (12,354)
Issuances of common stock                                       670                                    2,764          3,434
Exercise of stock options               1,500                (9,506)                                  14,308          4,802
Tax benefit from stock awards                                   280                                                     280
Restricted stock, net                                            18                                                      18
Common stock issuable
 under incentive plan                                        56,495                                                  56,495
----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998             66,558,730   $  666   $  561,518   $  547,485       $  3,421   $  (43,929)   $ 1,069,161
----------------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.


CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                          Six Months Ended
                                                                             June 30
------------------------------------------------------------- -------------------- -------------------
                                                                      1998                 1997
------------------------------------------------------------- -------------------- -------------------

Operating Activities:
Net income                                                        $      132,556      $        81,834
Adjustments to reconcile net income to cash provided by operating activities:
     Provision for loan losses                                           144,879               95,963
     Depreciation and amortization, net                                   35,552               23,929
     Stock compensation plans                                             56,513                6,516
     Decrease in interest receivable                                       6,017               30,455
     Increase in accounts receivable from securitizations               (247,493)            (226,718)
     Increase in other assets                                            (72,871)             (28,136)
     Increase (decrease) in interest payable                              14,719               (8,101)
     Increase in other liabilities                                        68,669               57,889
------------------------------------------------------------- -------------------- -------------------
       Net cash provided by operating activities                         138,541               33,631
------------------------------------------------------------- -------------------- -------------------

Investing Activities:
Purchases of securities available for sale                              (706,466)            (653,916)
Proceeds from maturities of securities available for sale                423,726              396,580
Proceeds from sales of securities available for sale                     102,269
Proceeds from securitization of consumer loans                         1,628,598            1,031,456
Net increase in consumer loans                                        (2,051,538)            (417,989)
Recoveries of loans previously charged off                                29,408               10,520
Additions of premises and equipment, net                                 (61,515)             (31,221)
------------------------------------------------------------- -------------------- -------------------
       Net cash (used for) provided by investing activities             (635,518)             335,430
------------------------------------------------------------- -------------------- -------------------

Financing Activities:
Net decrease in interest-bearing deposits                                (26,252)             (73,221)
Net increase (decrease) in other borrowings                              163,368             (237,249)
Issuances of senior notes                                              1,009,522              480,000
Maturities of senior and deposit notes                                  (833,666)            (705,436)
Issuances of preferred beneficial interests                                                    97,428
Proceeds from exercise of stock options                                    4,802                1,413
Net proceeds from issuances of common stock                                3,434                2,422
Purchases of treasury stock                                              (12,354)
Dividends paid                                                           (10,211)             (10,334)
------------------------------------------------------------- -------------------- -------------------
       Net cash provided by (used for) financing activities              298,643             (444,977)
------------------------------------------------------------- -------------------- -------------------

Decrease in cash and cash equivalents                                   (198,334)             (75,916)
Cash and cash equivalents at beginning of period                         237,723              528,976
------------------------------------------------------------- -------------------- -------------------
Cash and cash equivalents at end of period                        $       39,389      $       453,060
------------------------------------------------------------- -------------------- -------------------


See notes to the condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements June 30, 1998 (in thousands, except per share data) (unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1998 presentation.
Note B:  Significant Accounting Policies

Cash and Cash Equivalents

     Cash paid for interest for the six months ended June 30, 1998 and 1997 was $180,215 and $172,109, respectively. Cash paid for income taxes for the six months ended June 30, 1998 and 1997 was $136,275 and $64,095, respectively.

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

Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128") which became effective for periods ending after December 15, 1997, including interim periods. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options and restricted stock. Diluted earnings per share is similar to the previously reported fully diluted earnings per share and is based on the weighted average number of common and common equivalent shares, including dilutive stock options and restricted stock outstanding during the year. Earnings per share amounts for all prior periods have been restated to conform to SFAS 128 requirements.

Comprehensive Income

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. Prior year amounts have been reclassified to conform to SFAS 130 requirements.

Note C:  Borrowings

     In July 1998, the Corporation filed a Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission for the issuance of up to $425,000 aggregate principal amount of senior and subordinated debt, preferred stock and common stock, which was declared effective on July 14, 1998. In July 1998, the Corporation issued $200,000 of 10-year unsecured senior notes under this shelf registration. Existing unsecured senior debt outstanding of the Corporation under a prior shelf registration of $200,000 totals $125,000 maturing in 2003.

Note D:  Comprehensive Income

Comprehensive income for the three months ended June 30, 1998 and 1997 was as follows:

                                                  Three Months Ended
                                                       June 30
--------------------------------------- ----------------------------------------
                                                 1998               1997
--------------------------------------- -------------------- -------------------
Comprehensive Income:
  Net income                                  $    66,853       $    39,352
  Other comprehensive income                        1,096             3,194
--------------------------------------- -------------------- -------------------
Total comprehensive income                    $    67,949       $    42,546
--------------------------------------- -------------------- -------------------

Note E:  Associate Stock Plans

     In April 1998, stockholders approved an increase of 3,250,000 shares available for issuance under the 1994 Stock Incentive Plan. With this approval, a December 18, 1997 grant ("EntrepreneurGrant II") to senior management became effective at the then market price of $48.75 per share. Included in this grant were 1,143,221 performance-based options granted to certain key managers (including 685,755 options to the Company's Chief Executive Officer ("CEO") and Chief Operating Officer ("COO") ), which vested in April 1998 when the market price of the Company's stock remained at or above $84.00 for at least ten trading days in a 30 consecutive calendar day period. The remaining 223,900 of the options included in this grant vest in full, regardless of the stock price, on December 18, 2000 or earlier upon a change of control of the Company.

     In June 1998, the Company's Board of Directors approved a grant to senior management ("EntrepreneurGrant III"). Included in this grant were 870,632 performance-based options granted to certain key managers (including 666,680 options to the Company's CEO and COO) at the then market price of $101.3125 per share. The Company's CEO and COO gave up 100,000 and 66,670 vested options, respectively, (valued at $8,760 in total) in exchange for their EntrepreneurGrant III options. Other members of senior management gave up future cash compensation for each of the next three years in exchange for the options. All options made under this grant will vest if the Company's stock reaches $175 per share for at least ten trading days in a 30 consecutive calendar day period by June 11, 2001 or earlier upon a change of control of the Company.

     In April 1998, the Company granted 445,084 options to all associates not granted options in the above mentioned entrepreneurial grants. Certain associates were granted options in exchange for giving up future compensation.
Other associates were granted a set number of options. These options were granted at the then market price of $95.125 per share and vest, in full, on April 30, 2001 or earlier upon a change of control of the Company.

     The Company recognized $56,495 and $6,462 of compensation cost relating to its associate stock plans for the six months ended June 30, 1998 and 1997, respectively.

     In July 1998, the Company's Board of Directors voted to repurchase up to an additional 1.5 million shares of the Company's common stock over the next two years, pursuant to the July 1997 repurchase program, in order to mitigate the dilutive impact of shares issuable under its benefits plans, including its Associate Stock Purchase Plan, dividend reinvestment and stock incentive plans and other incentive plans.

Note F:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended           Six Months Ended
                                                           June 30                     June 30
------------------------------------------------- ------------------------- --------------------------
(shares in thousands)                                 1998         1997          1998           1997
------------------------------------------------- ------------ ------------ ------------- ------------
Numerator:
Net income                                         $  66,853    $   39,352    $  132,556   $   81,834

Denominator:
Denominator for basic earnings per share -
   Weighted-average shares                            65,537        66,428        65,483       66,382

   Effect of dilutive securities:
     Stock options                                     3,990         1,177         3,564        1,279
     Restricted stock                                                    3             2            4
------------------------------------------------- ------------ ------------ ------------- ------------
     Dilutive potential common shares                  3,990         1,180         3,566        1,283

   Denominator for diluted earnings per share -
     Adjusted weighted-average shares                 69,527        67,608        69,049       67,665
------------------------------------------------- ------------ ------------ ------------- ------------

Basic earnings per share                           $    1.02    $    0.59     $     2.02   $     1.23
------------------------------------------------- ------------ ------------ ------------- ------------

Diluted earnings per share                         $    0.96    $    0.58     $     1.92   $     1.21
------------------------------------------------- ------------ ------------ ------------- ------------

Note G:  Purchase of Summit Acceptance Corporation

     In July 1998, the Company signed an agreement to acquire Summit Acceptance Corporation, based in Dallas, Texas. Summit is a subprime automobile finance lender with approximately 180 employees and serviced loans of approximately $260 million as of June 30, 1998. The acquisition price for Summit was approximately $55 million which was paid through the issuance of the Company's stock on July 31, 1998. The acquisition will be accounted for as a purchase business combination and goodwill of approximately $70 million will be amortized over 15 years.

Note H:  Commitments and Contingencies

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

Note I:  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Introduction

     Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company." As of June 30, 1998, the Company had 13.6 million customers and $15.0 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Corporation's common stock trades on the New York Stock Exchange under the symbol "COF" and is included in the S&P 500 Index. The Company's profitability is affected by the net interest margin and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

     Net income for the three months ended June 30, 1998 of $66.9 million, or $.96 per share, compares to net income of $39.4 million, or $.58 per share, for the same period in 1997. All earnings per share amounts are reported on a diluted basis.

     The increase in net income is primarily a result of an increase in asset and account volumes and rates. Net interest income increased $86.5 million, or 104%, as the net interest margin increased to 9.64% from 5.99% and average earning assets increased by 27%. The provision for loan losses increased $12.2 million, or 26%, as average reported loans increased by 30%. Non-interest income increased $99.9 million, or 44%, primarily as a result of the increase in average managed loans of 13%, a continued shift to more fee-based accounts and increases in the amounts of certain fees charged. Marketing expense increased $40.8 million, or 91%, to $85.8 million as the Company continues to invest in new product opportunities. Salaries and associate benefits expense increased $44.1 million, or 64%, of which $20.9 million, or 30%, was an increase in compensation expense related to the associate stock plans. Supplies and equipment expense increased $14.0 million, or 76%, of which $8.0 million, or 44%, was due to the termination of an existing lease arrangement. The remaining $23.2 million, or 34%, increase in salaries and associate benefits, the remaining $6.0 million, or 32%, increase in supplies and equipment and the $30.9 million, or 44%, increase in other non-interest expense (excluding marketing) primarily reflected the cost of operations to manage the growth in accounts. Each component is discussed in further detail in subsequent sections of this analysis.

     Net income for the six months ended June 30, 1998 was $132.6 million, or $1.92 per share, compared to net income of $81.8 million, or $1.21 per share, for the same period in 1997. This 62% increase primarily reflected the increases in asset and account volumes accompanied by an increase in net interest margin as discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

Managed Consumer Loan Portfolio

     The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adjusts the balance sheet and income statement to add back the effect of securitizing consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

     The Company's managed consumer loan portfolio is comprised of on-balance sheet loans and loans held for securitization (collectively, "reported loans"), and securitized loans. Securitized loans are not assets of the Company and, therefore, are not shown on the balance sheet.

         Table 1 summarizes the Company's managed consumer loan portfolio.

-----------------------------------------------------------------------------------------
                    TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO
-----------------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                   June 30
----------------------------------------------  -------------------- --------------------
(in thousands)                                          1998                  1997
----------------------------------------------  -------------------- --------------------

Period-End Balances:
On-balance sheet consumer loans                  $      5,140,340      $       3,623,952
Securitized consumer loans                              9,828,984              9,113,410
----------------------------------------------  -------------------- --------------------
Total managed consumer loan portfolio            $     14,969,324      $      12,737,362
----------------------------------------------  -------------------- --------------------

Average Balances:
Consumer loans held for securitization                                 $         286,813
On-balance sheet consumer loans                  $      5,213,605              3,709,747
Securitized consumer loans                              9,203,117              8,718,310
----------------------------------------------  -------------------- --------------------
Total average managed consumer loan portfolio    $     14,416,722      $      12,714,870
----------------------------------------------  -------------------- --------------------

                                                             Six Months Ended
                                                                  June 30
----------------------------------------------  -------------------- --------------------
(in thousands)                                          1998                  1997
----------------------------------------------  -------------------- --------------------

Average Balances:
Consumer loans held for securitization                                 $         199,345
On-balance sheet consumer loans                  $      4,996,983              3,828,113
Securitized consumer loans                              9,256,755              8,609,846
----------------------------------------------  -------------------- --------------------
Total average managed consumer loan portfolio    $     14,253,738      $      12,637,304
----------------------------------------------  -------------------- --------------------

     Since 1990, the Company has actively engaged in consumer loan securitization transactions. In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), the Company records gains or losses on the securitization of consumer loan receivables based on the estimated fair value of assets obtained and liabilities incurred in the sale. Gains represent the present value of estimated excess net cash flows the Company has retained over the estimated outstanding period of the receivables and are included in servicing and securitizations income. This excess cash flow essentially represents an "interest only" ("I/O") strip, consisting of the excess finance charges and past-due fees over the sum of the return paid to certificateholders, estimated contractual servicing fees and credit losses. However, exposure to credit losses on the securitized loans is contractually limited to these excess cash flows. Certain estimates inherent in the determination of the fair value of the I/O strip are influenced by factors outside the Company's control, and as a result, such estimates could materially change in the near term. Any future gains that will be recognized in accordance with SFAS 125 will be dependent on the timing and amount of future securitizations. The Company will continuously assess the performance of new and existing securitization transactions as estimates of future cash flows change.

     Table 2 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

-----------------------------------------------------------------------------------------------------------
                       TABLE 2 - OPERATING DATA AND RATIOS
-----------------------------------------------------------------------------------------------------------
                                            Three Months Ended                     Six Months Ended
                                                 June 30                               June 30
-------------------------------- ------------------ ------------------- ----------------- -----------------
 (dollars in thousands)                 1998                1997              1998               1997
-------------------------------- ------------------ ------------------- ----------------- -----------------

 Reported:
     Average earning assets       $     7,039,261     $    5,559,574      $   6,868,832     $    5,568,871
     Net interest margin(1)                  9.64%              5.99%              9.74%              6.16%
     Loan yield                             18.81              14.36              19.00              14.40
-------------------------------- ------------------ ------------------- ----------------- -----------------

 Managed:
     Average earning assets       $    16,242,378     $   14,277,884      $  16,125,587      $  14,178,717
     Net interest margin(1)                  9.84%              8.30%             10.12%              8.56%
     Loan yield                             16.85              15.17              17.15              15.31
-------------------------------- ------------------ ------------------- ----------------- -----------------

 (1) Net interest margin is equal to net interest income divided by average earning assets.


Risk Adjusted Revenue and Margin

     In originating its consumer loan portfolio, the Company has pursued a low introductory interest rate strategy with accounts repricing to higher rates after six to 16 months from the date of origination. The amount of repricing is actively managed in an effort to maximize return at the consumer level, reflecting the risk and expected performance of the account. Separately, accounts also may be repriced upwards or downwards based on individual consumer performance. Recently, the Company has marketed low non-introductory rate cards to a subset of the same population. These products typically have a balance transfer feature under which consumers can transfer balances to the Company from their other obligations. The Company's historic managed loan growth has been principally the result of this balance transfer feature. Industry competitors have continuously solicited the Company's customers with similar interest rate strategies. Management believes that the competition has put, and will continue to put, additional pressure on interest rate strategies.

     By applying its information-based strategies ("IBS") and in response to dynamic competitive pressures, the Company also targets a significant amount of its marketing expense to other credit card product opportunities. Examples of such products include secured cards and other customized card products including affinity and co-branded cards, student cards and other cards targeted to certain markets that are underserved by the Company's competitors. These products do not have the immediate impact on managed loan balances of the balance transfer products but typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include annual membership fees and higher annual finance charge rates. The profile of the consumers targeted for these products, in some cases, may also tend to result in higher delinquency and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the balance transfer products.

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


------------------------------------------------------------------------------------------------------
                     TABLE 3 - MANAGED RISK ADJUSTED REVENUE
------------------------------------------------------------------------------------------------------
                                          Three Months Ended                   Six Months Ended
                                               June 30                             June 30
-------------------------------- ----------------- ----------------- ----------------- ---------------
(dollars in thousands)                  1998              1997              1998              1997
-------------------------------- ----------------- ----------------- ----------------- ---------------

Managed Income Statement:
Net interest income               $    399,505        $   296,331       $   816,216       $   607,021
Non-interest income                    253,244            169,314           473,927           326,634
Net charge-offs                       (212,988)          (202,778)         (425,723)         (386,033)
-------------------------------- ----------------- ----------------- ----------------- ---------------
   Risk adjusted revenue          $    439,761        $   262,867       $   864,420      $    547,622
-------------------------------- ----------------- ----------------- ----------------- ---------------

Ratios(1):
Net interest margin                       9.84%              8.30%            10.12%            8.56%
Non-interest income                       6.24               4.74              5.88             4.61
Net charge-offs                          (5.25)             (5.68)            (5.28)           (5.45)
-------------------------------- ----------------- ----------------- ----------------- ---------------
   Risk adjusted margin                  10.83%              7.36%            10.72%            7.72%
-------------------------------- ----------------- ----------------- ----------------- ---------------

(1) As a percentage of average managed earning assets.


Net Interest Income

     Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, other borrowings and borrowings from senior and deposit notes.

     Reported net interest income for the three months ended June 30, 1998 was $169.7 million, compared to $83.3 million for the same period in the prior year, representing an increase of $86.4 million, or 104%. For the six months ended June 30, 1998, net interest income was $334.5 million compared to $171.5 million for the same period in 1997, representing an increase of $163.0 million, or 95%. Average earning assets increased 27% and 23% for the three and six months ended June 30, 1998, respectively, versus the same periods in 1997. The yield on earning assets increased 341 and 337 basis points for the three and six months ended June 30, 1998, respectively, to 15.42% from 12.01% and to 15.42% from 12.05% as compared to the same periods in the prior year. The increase was primarily attributable to a 445 and 460 basis point increase in the yield on consumer loans for the three and six months ended June 30, 1998, respectively, to 18.81% from 14.36% and to 19.00% from 14.40%, respectively, as compared to the same periods in the prior year. The yield on consumer loans increased due to an increase in the amount and frequency of past-due fees charged as compared to the same period in the prior year and the Company's continued shift to higher yielding products, especially in the reported loan portfolio during the comparable periods.

     Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 1998 and 1997.


-------------------------------------------------------------------------------------------------------------------
                    TABLE 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
-------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended June 30
------------------------------------- -------------------------------------- --------------------------------------
                                                       1998                                    1997
------------------------------------- -------------------------------------- --------------------------------------
                                          Average       Income/     Yield/       Average        Income/     Yield/
(dollars in thousands)                    Balance       Expense      Rate        Balance        Expense      Rate
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
Assets:
Earning assets
   Consumer loans(1)                    $5,213,605     $245,129    18.81%      $3,996,560      $143,485     14.36%
   Federal funds sold and
      resale agreements                    151,275        2,140     5.66          187,650         2,613      5.57
   Other                                 1,674,381       24,169     5.77        1,375,364        20,772      6.04
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
Total earning assets                     7,039,261     $271,438    15.42%       5,559,574      $166,870     12.01%
Cash and due from banks                     22,659                                111,670
Allowance for loan losses                 (213,000)                              (118,833)
Premises and equipment, net                177,487                                182,227
Other assets                             1,079,789                                823,415
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
  Total assets                          $8,106,196                             $6,558,053
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                             $1,193,508     $ 13,635     4.57%      $  817,936      $  8,635      4.22%
   Other borrowings                      1,318,889       20,375     6.18          694,814        10,453      6.02
   Senior and deposit notes              3,905,684       67,704     6.93        3,768,797        64,523      6.85
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
Total interest-bearing liabilities       6,418,081     $101,714     6.34%       5,281,547      $ 83,611      6.33%
Other liabilities                          553,033                                380,807
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
  Total liabilities                      6,971,114                              5,662,354
Preferred beneficial interests              97,760                                 97,503
Equity                                   1,037,322                                798,196
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
  Total liabilities and equity          $8,106,196                             $6,558,053
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
Net interest spread                                                 9.08%                                    5.68%
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
Interest income to
   average earning assets                                          15.42%                                   12.01%
Interest expense to
   average earning assets                                           5.78                                     6.02
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------
Net interest margin                                                 9.64%                                    5.99%
------------------------------------- -------------- ------------ ---------- --------------- ------------ ---------

(1) Interest income includes past-due fees on loans of approximately $72,700 and $24,965 for the three months ended June 30, 1998 and 1997, respectively.



                                                                 Six Months Ended June 30
------------------------------------- --------------------------------------- -------------------------------------
                                                       1998                                    1997
------------------------------------- --------------------------------------- -------------------------------------
                                         Average       Income/      Yield/        Average       Income/     Yield/
(dollars in thousands)                   Balance       Expense       Rate         Balance       Expense      Rate
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
Assets:
Earning assets
   Consumer loans(1)                    $4,996,983     $474,767     19.00%      $4,027,458      $289,997    14.40%
   Federal funds sold and
      resale agreements                    256,393        7,218      5.63          306,527         8,277     5.40
   Other                                 1,615,456       47,495      5.88        1,234,886        37,190     6.02
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
Total earning assets                     6,868,832     $529,480     15.42%       5,568,871      $335,464    12.05%
Cash and due from banks                     21,500                                  95,309
Allowance for loan losses                 (205,167)                               (119,331)
Premises and equipment, net                171,543                                 181,246
Other assets                               960,875                                 745,833
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
  Total assets                          $7,817,583                              $6,471,928
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                             $1,229,586   $   27,773      4.52%      $  904,861      $ 19,072     4.22%
   Other borrowings                      1,198,654       36,428      6.08          553,654        16,977     6.13
   Senior and deposit notes              3,795,013      130,733      6.89        3,788,751       127,959     6.75
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
Total interest-bearing liabilities       6,223,253   $  194,934      6.26%       5,247,266      $164,008     6.25%
Other liabilities                          502,631                                 362,131
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
  Total liabilities                      6,725,884                               5,609,397
Preferred beneficial interests              97,728                                  81,325
Equity                                     993,971                                 781,206
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
  Total liabilities and equity          $7,817,583                              $6,471,928
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
Net interest spread                                                  9.16%                                   5.80%
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
Interest income to
   average earning assets                                           15.42%                                  12.05%
Interest expense to
   average earning assets                                            5.68                                    5.89
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------
Net interest margin                                                  9.74%                                   6.16%
------------------------------------- ------------- ------------- ----------- --------------- ----------- ---------

(1) Interest income includes past-due fees on loans of approximately $148,651 and $50,213 for the six months ended June 30, 1998 and 1997, respectively.

     Managed net interest income increased $103.2 million, or 35%, and $209.2 million, or 34%, for the three and six months ended June 30, 1998, respectively, compared to the same periods in prior year. The increases in managed net interest income were the result of a 14% increase in managed average earning assets and the managed net interest margin increasing 154 basis points and 156 basis points to 9.84% and 10.12% for the three and six months ended June 30, 1998, respectively. The increase in managed net interest margin principally reflects increases in the amount and frequency of past-due fees and growth in higher yielding loans.

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


---------------------------------------------------------------------------------------------------------------
                                                 TABLE 5 - INTEREST VARIANCE ANALYSIS
---------------------------------------------------------------------------------------------------------------
                                        Three Months Ended                         Six Months Ended
                                      June 30, 1998 vs 1997                      June 30, 1998 vs 1997
--------------------------- ----------------------------------------- -----------------------------------------
                               Increase         Change due to(1)         Increase          Change due to(1)
(in thousands)                (Decrease)     Volume      Yield/Rate     (Decrease)       Volume      Yield/Rate
--------------------------- ------------- ------------ -------------- -------------- ------------- ------------

Interest Income:
Consumer loans               $ 101,644     $   50,402   $   51,242    $  184,770      $   79,395    $  105,375
Federal funds sold and
   resale agreements              (473)          (745)         272        (1,059)         (1,959)          900
Other                            3,397          8,932       (5,535)       10,305          12,850        (2,545)
--------------------------- ------------- ------------ -------------- -------------- ------------- ------------
Total interest income          104,568         50,522       54,046       194,016          88,272       105,744
Interest Expense:
Deposits                         5,000          4,241          759         8,701           7,253         1,448
Other borrowings                 9,922          9,634          288        19,451          19,903          (452)
Senior and deposit notes         3,181          2,365          816         2,774             212         2,562
--------------------------- ------------- ------------ -------------- -------------- ------------- ------------
Total interest expense          18,103         18,012           91        30,926          30,571           355
--------------------------- ------------- ------------ -------------- -------------- ------------- ------------
Net interest income(1)       $  86,465     $   26,266   $   60,199     $ 163,090      $   46,692    $  116,398
---------------------------------------------------------------------------------------------------------------

1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.


Servicing and Securitizations Income

         Servicing and securitizations income increased $6.9 million and $5.5 million, or 5% and 2%, for the three and six months ended June 30, 1998, respectively, from the same periods in the prior year due to average securitized loans increasing 6% and 8% over the same periods, offset by a reduction of the percentage of higher yielding products included in the off-balance sheet portfolio, which resulted in tightened estimated future spreads, and an increase in estimated credit losses on securitized assets. Also impacting servicing and securitizations income in the first half of 1998 was the current recognition of estimated uncollectible finance charge and fee income receivables implemented in the fourth quarter of 1997.

Other Non-Interest Income

         Other reported non-interest income including service charges and interchange, increased to $173.5 million and $320.8 million, or 116% and 109%, for the three and six months ended June 30, 1998, respectively, compared to $80.5 million and $153.5 million for the same periods in the prior year. The increase in other non-interest income was due to an increase in the average number of accounts of 38% and 39% for the three and six months ended June 30, 1998, respectively, compared to the same periods in the prior year and the Company's continued shift to more fee-based accounts, especially in the reported loan portfolio during the comparable periods.

         Managed non-interest income increased to $253.2 million and $473.9 million, or 50% and 45%, for the three and six months ended June 30, 1998, respectively, due to the increase in the average number of accounts and increases in the amount and frequencies of fees (including annual membership, interchange and overlimit) assessed on accounts.


Non-Interest Expense

     Non-interest expense for the three and six months ended June 30, 1998 was $331.8 million and $620.7 million, respectively, an increase of 64% and 49% over $202.1 million and $415.6 million, respectively, for the same periods in the prior year. Contributing to the increase in non-interest expense for the three and six months ended June 30, 1998 was salaries and associate benefits expense which increased $44.1 million, or 64%, and $81.5 million, or 58%, respectively. These increases reflected an additional $20.9 million and $50.0 million in compensation expense for the three and six months ended June 30, 1998, respectively, associated with the Company's associate stock plans. Marketing expense increased $40.8 million and $61.8 million, or 91% and 62%, to $85.8 million and $160.8 million for the three and six months ended June 30, 1998, respectively, as the Company continues to invest in new product opportunities. All other non-interest expenses increased $44.8 million and $61.9 million, or 51% and 35%, to $132.6 million and $238.5 million for the three and six months ended June 30, 1998, respectively, from $87.8 million and $176.6 million for the same periods in the prior year. The increase in other non-interest expense, as well as, the increase in salaries associate benefits expense not attributed to options, was primarily a result of a 38% and 39% increase in the average number of accounts for the three months and six months ended June 30, 1998, respectively, which resulted in a corresponding increase in infrastructure and other operational costs, offset by efficiencies gained from improved processes and investments in information technology. Additionally, in the second quarter of 1998 the Company accrued an $8.0 million non-recurring charge relating to the termination of an existing lease arrangement.

Income Taxes

         The Company's income tax rate was 38% for the three and six months ended June 30, 1998 and 1997 and includes both state and federal income tax components.

Asset Quality

         The asset quality of a portfolio is generally a function of the initial underwriting criteria used, seasoning of the accounts, levels of competition, account management activities and demographic concentration, as well as general economic conditions. The seasoning of the accounts is also an important indicator of the delinquency and loss levels of the portfolio. Generally, accounts tend to exhibit a rising trend of delinquency and credit losses as they season.

Delinquencies

         Table 6 shows the Company's consumer loan delinquency trends for the periods presented as reported for financial statement purposes and on a managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. However, the Company generally continues to accrue interest until the loan is charged off.


---------------------------------------------------------------------------------------------------
                                                 TABLE 6 - DELINQUENCIES
---------------------------------------------------------------------------------------------------
                                                            June 30
-------------------------------- -------------------------------- ---------------------------------
                                               1998                          1997
-------------------------------- -------------------------------- ---------------------------------
                                                          % of                           % of
(dollars in thousands)                Loans          Total Loans       Loans          Total Loans
-------------------------------- ----------------- -------------- ----------------- ---------------

Reported:
Loans outstanding                   $  5,140,340       100.00%      $   3,623,952          100.00%
Loans delinquent:
 30-59 days                              104,819         2.04              72,074            1.99
 60-89 days                               61,756         1.20              40,330            1.11
 90 or more days                          91,747         1.79              88,141            2.43
-------------------------------- ----------------- -------------- ----------------- ---------------
Total                               $    258,322         5.03%      $     200,545            5.53%
-------------------------------- ----------------- -------------- ----------------- ---------------

Managed:
Loans outstanding                   $ 14,969,324       100.00%      $  12,737,362          100.00%
Loans delinquent:
 30-59 days                              287,182         1.92             268,951            2.11
 60-89 days                              177,313         1.18             159,234            1.25
 90 or more days                         305,282         2.04             378,612            2.97
-------------------------------- ----------------- -------------- ----------------- ---------------
Total                               $    769,777         5.14%      $     806,797            6.33%
-------------------------------- ----------------- -------------- ----------------- ---------------


         In the fourth quarter of 1997, the Company modified its methodology for charging off credit card loans (net of any collateral) to 180 days past-due from the prior practice of charging off loans during the next billing cycle after becoming 180 days past-due. In addition, in the fourth quarter of 1997, the Company recognized the estimated uncollectible portion of finance charge and fee income receivables. The delinquency rate for reported loans was 5.03% as of June 30, 1998, down from 5.53% as of June 30, 1997 and down from 5.33% as of March 31, 1998. The delinquency rate for the managed consumer loan portfolio was 5.14% as of June 30, 1998, down from 6.33% as of June 30, 1997 and down from 5.75% as of March 31, 1998. Both the managed and reported portfolio's delinquency rate decrease as of June 30, 1998 reflected seasonality and improvements in consumer credit performance as well as the impact from modifications in charge-off policy and finance charge and fee income recognition.

Net Charge-Offs

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.


----------------------------------------------------------------------------------------------------------------------
                                                                   TABLE 7 - NET CHARGE-OFFS (1)
----------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Six Months Ended
                                                               June 30                             June 30
------------------------------------------------ ----------------- ----------------- ----------------- ---------------
(dollars in thousands)                                  1998              1997              1998             1997
------------------------------------------------ ----------------- ----------------- ----------------- ---------------

Reported:
Average loans outstanding                          $   5,213,605      $  3,996,560      $  4,996,983     $  4,027,458
Net charge-offs                                           58,916            49,434           114,978           95,934
Net charge-offs as a percentage
     of average loans outstanding                           4.52%             4.95%             4.60%            4.76%
------------------------------------------------ ----------------- ----------------- ----------------- ---------------

Managed:
Average loans outstanding                          $  14,416,722      $ 12,714,870      $  14,253,738    $ 12,637,304
Net charge-offs                                          212,988           202,778            425,723         386,033
Net charge-offs as a percentage
     of average loans outstanding                           5.91%             6.38%              5.97%           6.11%
------------------------------------------------ ----------------- ----------------- ----------------- ---------------

(1) Includes consumer loans held for securitization.

         Net charge-offs of managed loans increased $10.2 million and $39.7 million, or 5% and 10%, while average managed consumer loans grew 13% for the three and six months ended June 30, 1998, respectively, from the same periods in the prior year. For the three and six months ended June 30, 1998, the Company's net charge-offs as a percentage of managed loans were 5.91% and 5.97%, respectively, compared to 6.38% and 6.11% for the same periods in the prior year. The decreases in managed and reported net charge-offs was the result of improved general economic trends in consumer credit performance compared to the same periods in the prior year.

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

         Table 8 sets forth the  activity in the  allowance  for loan losses for
the  periods   indicated.   See  "Asset  Quality,"   "Delinquencies"   and  "Net
Charge-Offs" for a more complete analysis of asset quality.


------------------------------------------------------------------------------------------------------------
                                  TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
------------------------------------------------  ----------------------------------------------------------
                                                         Three Months Ended            Six Months Ended
                                                              June 30                      June 30
------------------------------------------------  ---------------- ------------- ------------- -------------
(dollars in thousands)                                   1998           1997         1998            1997
------------------------------------------------  ---------------- ------------- ------------- -------------

Balance at beginning of period                      $  213,000        118,500      $ 183,000    $   118,500
Provision for loan losses                               59,013         46,776        144,879         95,963
Transfer to loans held for securitization                                                            (2,625)
Other                                                      (97)            33             99            (29)
Charge-offs                                            (77,348)       (52,628)      (144,386)      (103,829)
Recoveries                                              18,432          5,819         29,408         10,520
------------------------------------------------  ---------------- ------------- ------------- -------------
Net charge-offs(1)                                     (58,916)       (46,809)      (114,978)       (93,309)
------------------------------------------------  ---------------- ------------- ------------- -------------
Balance at end of period                            $   213,000     $  118,500     $ 213,000    $   118,500
------------------------------------------------  ---------------- ------------- ------------- -------------
Allowance for loan losses to loans at period-end           4.14%          3.27%         4.14%          3.27%
------------------------------------------------  ---------------- ------------- ------------- -------------

(1) Excludes consumer loans held for securitization.


         For the three and six months ended June 30, 1998, the provision for loan losses increased to $59.0 million and $144.9 million, or 26% and 51%, respectively, from $46.8 million and $96.0 million for the comparable periods in the prior year, as average reported loans increased by 30% and 24%, respectively. The allowance for loan losses as a percentage of on-balance sheet consumer loans increased to 4.14% as of June 30, 1998, from 3.27% as of June 30, 1997 due to the change in mix of its reported loan portfolio. The allowance for loan losses increase also reflects the increase in on-balance sheet loans to $5.1 billion as of June 30, 1998, an increase of 42% from June 30, 1997.

Liquidity and Funding

         Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets and by debt funding. As discussed in "Managed Consumer Loan Portfolio," a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 1998 to 2008 and typically have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated for the participants in the securitization and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled which would accelerate the need for funding.

          The Company believes that it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect.

         Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries, U.S. Government Agency and mortgage-backed securities, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of June 30, 1998, the Company held $1.5 billion in such securities.

         Table  9  shows  the   maturation   of   certificates   of  deposit  in
denominations of $100,000 or greater ("large denomination CDs") as of June 30, 1998.


-------------------------------------------------------------------------------------
    TABLE 9 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE
-------------------------------------------------------------------------------------
                                                            June 30, 1998
-------------------------------------------- ----------------------- --------------
(dollars in thousands)                              Balance                Percent
-------------------------------------------- ----------------------- --------------

3 months or less                                $        46,781              23.56%
Over 3 through 6 months                                  63,497              31.99
Over 6 through 12 months                                 30,270              15.25
Over 1 through 5 years                                   57,970              29.20
-------------------------------------------- ----------------------- --------------
Total                                           $       198,518             100.00%
-------------------------------------------- ----------------------- --------------

         The Company's other borrowings portfolio consists of $925 million in borrowings maturing within one year and $34 million in borrowings maturing after one year.

         Table 10 shows the Company's unsecured funding availability and outstandings as of June 30, 1998.


--------------------------------------------------------------------------------------------------------
                                       TABLE 10 - FUNDING AVAILABILITY
--------------------------------------------------------------------------------------------------------
                                                                 June 30, 1998
-------------------------------------------- ------------ ----------------- ---------------- -----------
                                              Effective/                                         Final
(dollars or dollar equivalents in millions)   Issue Date   Availability(1)     Outstanding      Maturity
-------------------------------------------- ------------ ----------------- ---------------- -----------

Domestic revolving credit facility               11/96      $    1,700                            11/00
UK/Canada revolving credit facility               8/97             350           $   121           8/00
Senior bank note program(2)                       4/97           8,000             3,579           -
Non-U.S. bank note program                       10/97           1,000                 5           -
Deposit note program                              4/97           2,000               100           -
Floating rate junior subordinated
  capital income securities(3)                    1/97             100                98           2/27
Corporation Shelf Registration                   12/96             200               125          12/03
--------------------------------------------------------------------------------------------------------

(1) All  funding  sources  are  revolving  except  for  the  Corporation   Shelf
    Registration and the floating rate junior subordinated capital income securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2) Includes availability to issue up to $200 million of subordinated bank notes.
(3) Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.

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

         The UK/Canada revolving credit facility is used to finance the Company's expansion in the United Kingdom and Canada. The facility is comprised of two tranches: a Tranche A facility in the amount of (pound)156.5 million ($249.8 million equivalent based on the exchange rate at closing) and a Tranche B facility in the amount of C$139.6 million ($100.2 million equivalent based on the exchange rate at closing). An amount of (pound)34.6 million or C$76.9 million ($55.2 million equivalent based on the exchange rates at closing) may be transferred between the Tranche A facility and the Tranche B facility, respectively, upon the request of the Company. The Corporation serves as the guarantor of all borrowings by its subsidiaries under the UK/Canada revolving facility.

     Under the Corporation's shelf registration statements, filed with the Securities and Exchange Commission, the Corporation from time to time may offer and sell (i) senior or subordinated debt securities consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and
(iii) common stock. In July 1998, the Corporation filed a Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission for the issuance of up to $425 million aggregate principal amount of senior and subordinated debt, preferred stock and common stock, which was declared effective on July 14, 1998. In July 1998, the Corporation issued $200 million of 10-year unsecured senior notes under this shelf registration. Existing unsecured senior debt outstanding of the Corporation under a prior shelf registration of $200 million totals $125 million maturing in 2003.

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

         The most recent notifications from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in the following table. As of June 30, 1998, there are no conditions or events since the notifications discussed above that management believes have changed either the Bank or the Savings Bank's capital category. As of June 30, 1998, the Bank and the Savings Bank's ratios of capital to managed assets were 5.44% and 9.63%, respectively.


-----------------------------------------------------------------------------------------------------
                               TABLE 11 - REGULATORY CAPITAL RATIOS
-----------------------------------------------------------------------------------------------------
                                                                      To Be "Well-Capitalized" Under
                                               Minimum for Capital       Prompt Corrective Action
                                 Ratios         Adequacy Purposes               Provisions
---------------------------- ------------- ------------------------- --------------------------------

June 30, 1998
Capital One Bank
Tier 1 Capital                    13.02%               4.00%                       6.00%
Total Capital                     15.76                8.00                       10.00
Tier 1 Leverage                   10.42                4.00                        5.00

Capital One, F.S.B.(1)
Tangible Capital                  13.89%               1.50%                       6.00%
Total Capital                     17.81               12.00                       10.00
Core Capital                      13.89                8.00                        5.00
---------------------------- ------------- ------------------------- --------------------------------

June 30, 1997
Capital One Bank
Tier 1 Capital                    11.02%               4.00%                       6.00%
Total Capital                     13.93                8.00                       10.00
Tier 1 Leverage                   11.16                4.00                        5.00

Capital One, F.S.B.(1)
Tangible Capital                  13.33%               1.50%                       6.00%
Total Capital                     20.49               12.00                       10.00
Core Capital                      13.33                8.00                        5.00
---------------------------- ------------- ------------------------- --------------------------------

(1) Until June 30, 1999, the Savings Bank is subject to capital requirements that exceed minimum capital adequacy requirements, including the requirement to maintain a minimum Core Capital ratio of 8% and a Total Capital ratio of 12%.

         During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve that, for so long as the Bank maintains such branch in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of June 30, 1998, the Company's Tier 1 leverage ratio was 14.25%.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of June 30, 1998, retained earnings of the Bank and the Savings Bank of $106.5 million and $41.8 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days' advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

Off-Balance Sheet Risk

         The Company is subject to off-balance sheet risk in the normal course of business including commitments to extend credit, excess servicing income from securitization transactions, interest rate swap agreements ("swaps") and forward foreign exchange rate agreements ("FRAs"). In order to reduce the interest rate sensitivity and to match asset and liability repricings, the Company has entered into swaps which involve elements of credit or interest rate risk in excess of the amount recognized on the balance sheet. In order to reduce the exchange rate sensitivity on foreign currency denominated assets, the Company has entered into FRAs which involve elements of credit or exchange rate risk in excess of the amount recognized on the balance sheet. Swaps and FRAs present the Company with certain credit, market, legal and operational risks. The Company has established credit policies for off-balance sheet items as it does for on-balance sheet instruments.

     The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 4% below the mean managed net interest income of the distribution. As of June 30, 1998, the Company was in compliance with the policy; more than 95% of the outcomes generated by the model produced a managed net interest income of no more than 1.1% below the mean outcome.

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

Product and Market Opportunities

         The Company's strategy for future growth has been, and is expected to continue to be, to apply its proprietary IBS to its credit card business as well as to other businesses, both financial and non-financial, to identify new product opportunities and to make informed investment decisions regarding its existing products. Credit card opportunities include, and are expected to continue to include, various low introductory and intermediate-rate balance transfer products, low non-introductory rate products, as well as other customized credit card products; such as secured cards, affinity and co-branded cards, student cards and other cards tailored for specific customer segments. The Company intends to continue to offer these customized products, certain of which are distinguished by several characteristics, including better response rates, less adverse selection, higher yields (including fees), lower credit lines, less attrition and a greater ability to reprice than the Company's traditional low introductory-rate balance transfer products. Some of these products involve higher operational costs and, in some cases, higher delinquencies and credit losses than the Company's traditional low introductory-rate balance transfer products. More importantly, these customized products continue to have overall higher and less volatile returns than the traditional low introductory-rate balance transfer products in recent market conditions.

         The Company also has been applying, and expects to continue to apply, its IBS to other financial and non-financial products. These products and services include selected non-card consumer lending products and telecommunication services. On July 31, 1998, the Company completed the acquisition of Summit Acceptance Corporation ("Summit"), a Texas corporation. Summit is a subprime automobile finance lender located in Dallas, Texas, with 180 employees and serviced loans of approximately $260 million as of June 30, 1998. Summit provides the Company with a platform to test and apply its IBS to the automobile loan market. The Company has also expanded its existing operations outside of the United States, with an initial focus on the United Kingdom and Canada. The Company's credit card and other financial and non-financial products are subject to competitive pressures, which management anticipates will increase as these markets mature.

         The Company continues to apply its IBS in an effort to balance the mix of balance transfer and other credit card products together with other financial and non-financial products and services, to optimize profitability within the context of acceptable risk. The Company's growth through expansion and product diversification will be affected by the ability of the Company to internally build or to acquire the operational and organizational infrastructure necessary to engage in new businesses and to recruit experienced personnel to assist in the management and operations of these businesses and the availability of capital necessary to fund these new businesses. Although management believes that, it has the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that the Company's historical financial performance will necessarily reflect its results of operations and financial condition in the future.

Marketing Investment

         The Company anticipates that its 1998 marketing expenses will substantially exceed such expenses in 1997, as the Company continues to invest in existing and new balance transfer products, low non-introductory rate products and other credit card products and services, and other financial and non-financial products and services. The Company cautions, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in accounts based on historical results. As the Company's portfolio continues to increase, additional growth to offset attrition requires increasing amounts of marketing. Intense competition in the credit card market has resulted in a decrease in credit card response rates and reduced productivity of marketing dollars invested. In addition, the cost to acquire new accounts varies among product lines. The Company intends to continue a flexible approach in its allocation of marketing expenses. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the credit card industry, general economic conditions affecting consumer credit performance, the asset quality of the Company's portfolio and the identification of market opportunities that exceed company targeted rates for return on investment. With competition affecting the profitability of existing balance transfer products, the Company has been allocating and expects to continue to allocate a greater portion of its marketing expense to other customized credit card products and other financial and non-financial products.

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

         The Company's expectations for 1998 earnings are based on management's belief that consumer credit quality is stabilizing. Management expects that during the third quarter of 1998 charge-offs will remain stable, while delinquency rates will increase due to seasonality and the seasoning of the customized card products. Management, however, cautions that delinquency and charge-off levels are not always predictable and may vary from projections. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Increased competition can affect the Company's earnings by increasing attrition of the Company's outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract more profitable customers.

Cautionary Factors

     The Company's strategies and objectives outlined above and the other forward looking statements contained in this section involve a number of risks and uncertainties. The Company cautions readers that any forward looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial products, changes in the Company's aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general; the amount of, and rate of growth in, the Company's expenses (including salaries and associate benefits and marketing expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; the ability of the Company and its suppliers to successfully address Year 2000 compliance issues; and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 1997 (Part I, Item 1, Cautionary Statements).



PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K
-------

(a)               Exhibits:

                  None

(b)               Reports on Form 8-K:

                  The Company  filed a Current  Report on Form 8-K,  dated April
                  16, 1998, Commission File No. 1-13300, enclosing its press release dated April 16, 1998.

                  The Company filed a Current Report on Form 8-K, dated June 12, 1998,
                  Commission File No. 1-13300, enclosing its press release dated June 12, 1998.



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

                                               CAPITAL ONE FINANCIAL CORPORATION
                                               ---------------------------------
                                                         (Registrant)


Date:  August 14, 1998                         /s/James M. Zinn
                                               ---------------------------------
                                               James M. Zinn
                                               Senior Vice President,
                                               Chief Financial Officer
                                               (Chief Accounting Officer
                                               and duly authorized officer
                                               of the Registrant)