Form 10-Q
period 1998-09-30
CAPITAL ONE FINANCIAL CORP
filed 1998-11-13
CIK 927628

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

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

As of October 31, 1998, there were 65,593,584 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        CAPITAL ONE FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------


                               September 30, 1998

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements (unaudited):
                           Condensed Consolidated Balance Sheets...........   3
                           Condensed Consolidated Statements of Income.....   4
                           Condensed Consolidated Statements of Changes
                             in Stockholders' Equity.......................   5
                           Condensed Consolidated Statements of
                             Cash Flows....................................   6
                           Notes to the Condensed Consolidated Financial
                             Statements....................................   7

          Item 2.     Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations....................................   11

PART II.  OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K.....................   30

                             Signatures....................................   30

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                                         September 30        December 31
                                                                             1998               1997
-----------------------------------------------------------------------------------------------------------

Assets:
Cash and due from banks                                               $       14,974      $        5,039
Federal funds sold and resale agreements                                     365,000             173,500
Interest-bearing deposits at other banks                                      32,993              59,184
-------------------------------------------------------------------- ------------------- ------------------
   Cash and cash equivalents                                                 412,967             237,723
Securities available for sale                                              1,296,959           1,242,670
Consumer loans                                                             5,666,998           4,861,687
   Less:  Allowance for loan losses                                         (231,000)           (183,000)
-------------------------------------------------------------------- ------------------- ------------------
Net loans                                                                  5,435,998           4,678,687
Premises and equipment, net                                                  228,550             162,726
Interest receivable                                                           49,934              51,883
Accounts receivable from securitizations                                     921,602             588,781
Other                                                                        234,766             115,809
-------------------------------------------------------------------- ------------------- ------------------
   Total assets                                                       $    8,580,776      $    7,078,279
-------------------------------------------------------------------- ------------------- ------------------
Liabilities:
Interest-bearing deposits                                             $    1,598,335      $    1,313,654
Other borrowings                                                           1,439,690             796,112
Senior notes                                                               3,729,234           3,332,778
Deposit notes                                                                                    299,996
Interest payable                                                              80,373              68,448
Other                                                                        466,160             276,368
-------------------------------------------------------------------- ------------------- ------------------
   Total liabilities                                                       7,313,792           6,087,356

Guaranteed Preferred Beneficial Interests In
  Capital One Bank's Floating Rate Junior
  Subordinated Capital Income Securities:                                     97,856              97,664

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized
  50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
  300,000,000 shares, 66,558,730 and 66,557,230 issued as of
  September 30, 1998 and December 31, 1997, respectively                        666                 666
Paid-in capital, net                                                         599,536             513,561
Retained earnings                                                            612,331             425,140
Cumulative other comprehensive income                                         31,524               2,539
  Less: Treasury stock, at cost; 987,339 and 1,188,134
        shares as of September 30, 1998 and December 31, 1997,
        respectively                                                         (74,929)            (48,647)
-------------------------------------------------------------------- ------------------- ------------------
   Total stockholders' equity                                              1,169,128             893,259
-------------------------------------------------------------------- ------------------- ------------------
   Total liabilities and stockholders' equity                         $    8,580,776      $    7,078,279
-------------------------------------------------------------------- ------------------- ------------------

See notes to the condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                 September 30                       September 30
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                             1998             1997              1998             1997
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------

Interest Income:
Consumer loans, including fees                          $     259,339    $      153,377   $      734,106     $     443,374
Federal funds sold and resale agreements                          957             3,753            8,175            12,030
Other                                                          22,813            21,840           70,308            59,030
  Total interest income                                       283,109           178,970          812,589           514,434

Interest Expense:
Deposits                                                       15,805             9,052           43,578            28,124
Other borrowings                                               24,752             9,168           61,180            26,145
Senior and deposit notes                                       65,498            63,596          196,231           191,555
  Total interest expense                                      106,055            81,816          300,989           245,824
Net interest income                                           177,054            97,154          511,600           268,610
Provision for loan losses                                      67,569            72,518          212,448           168,481
Net interest income after provision for loan losses           109,485            24,636          299,152           100,129

Non-Interest Income:
Servicing and securitizations                                 217,094           180,348          541,161           498,943
Service charges and other fees                                146,648            87,979          432,263           220,763
Interchange                                                    23,213            12,606           58,383            33,326
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------
  Total non-interest income                                   386,955           280,933        1,031,807           753,032

Non-Interest Expense:
Salaries and associate benefits                               116,107            73,214          337,488           213,137
Marketing                                                     126,481            60,781          287,292           159,827
Communications and data processing                             38,415            25,935          102,618            72,045
Supplies and equipment                                         27,416            21,721           82,399            58,200
Occupancy                                                      11,115             8,198           32,849            23,387
Other                                                          63,993            36,154          161,600           115,009
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------
  Total non-interest expense                                  383,527           226,003        1,004,246           641,605
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Income before income taxes                                    112,913            79,566          326,713           211,556
Income taxes                                                   42,907            30,236          124,151            80,392
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Net income                                              $      70,006    $       49,330   $      202,562     $     131,164
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Basic earnings per share                                $        1.07    $         0.75   $         3.09     $        1.98
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Diluted earnings per share                              $        1.00    $         0.73   $         2.92     $        1.94
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Dividends paid per share                                $        0.08    $         0.08   $         0.24     $        0.24
----------------------------------------------------- ----------------- ---------------- ----------------- ----------------

See notes to the condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)

                                                                                     Cumulative
                                                                                        Other                      Total
                                         Common Stock       Paid-In     Retained    Comprehensive   Treasury   Stockholders'
                                       Shares    Amount   Capital, Net   Earnings      Income         Stock       Equity
------------------------------------ ---------- -------- ------------- ---------- ---------------- ---------- --------------

Balance, December 31, 1996           66,325,261   $663    $ 481,383     $256,396   $  1,949                    $  740,391
Comprehensive income:
 Net income                                                             131,164                                   131,164
 Other comprehensive income, net of income tax:
  Unrealized gains on securities net of income
   taxes of $177, net of loss reclassification
   adjustment of $192, net of income tax benefit
   of $118                                                                               36                             36
   Foreign currency translation adjustments                                            (112)                          (112)
                                                                                    --------                  ------------
  Other comprehensive income                                                            (76)                           (76)
                                                                                                              ------------
Comprehensive income                                                                                               131,088
Cash dividends - $.24 per share                                          (15,512)                                  (15,512)
Purchases of treasury stock                                   1,552                                $ (37,467)      (35,915)
Issuances of common stock               112,949      1        3,208                                      469         3,678
Exercise of stock options               129,890      2        2,611                                      308         2,921
Tax benefit from stock awards                                   298                                                    298
Restricted stock, net                      (121)                 80                                                     80
Common stock issuable under incentive plan                   15,035                                                 15,035
------------------------------------ ---------- -------- ------------- ---------- ---------------- ---------- --------------
Balance, September 30, 1997          66,567,979   $666    $ 504,167     $372,048   $  1,873       $ (36,690)     $ 842,064
------------------------------------ ---------- -------- ------------- ---------- ---------------- ---------- --------------

Balance, December 31, 1997           66,557,230   $666    $ 513,561     $425,140   $  2,539       $ (48,647)       893,259
Comprehensive income:
 Net income                                                              202,562                                   202,562
 Other comprehensive income, net of income tax:
  Unrealized gains on securities net
   of income taxes of $20,686                                                         3,751                         33,751
  Foreign currency translation adjustments                                           (4,766)                        (4,766)
                                                                                    --------                  ------------
 Other comprehensive income                                                          28,985                         28,985
                                                                                                              ------------
Comprehensive income                                                                                               231,547
Cash dividends - $.24 per share                                          (15,371)                                  (15,371)
Purchases of treasury stock                                   1,708                                 (71,360)       (69,652)
Issuances of common stock                                    36,526                                  22,790         59,316
Exercise of stock options                 1,500             (15,716)                                 22,288          6,572
Tax benefit from stock awards                                   422                                                    422
Restricted stock, net                                            18                                                     18
Common stock issuable under incentive plan                   63,017                                                 63,017
------------------------------------ ---------- -------- ------------- ---------- ---------------- ---------- --------------
Balance, September 30, 1998          66,558,730   $666    $ 599,536     $612,331   $ 31,524       $ (74,929)    $1,169,128
------------------------------------ ---------- -------- ------------- ---------- ---------------- ---------- --------------

See notes to the condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                         Nine Months Ended
                                                                           September 30
-------------------------------------------------------------- ----------------- -------------------
                                                                    1998                  1997
-------------------------------------------------------------- ----------------- -------------------

Operating Activities:
Net income                                                      $      202,562      $       131,164
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                         212,448              168,481
     Depreciation and amortization, net                                 69,774               27,188
     Stock compensation plans                                           63,035               15,115
     Decrease in interest receivable                                     2,842               43,051
     Increase in accounts receivable from  securitizations            (275,885)             (37,405)
     Increase in other assets                                          (80,916)             (30,443)
     Increase (decrease) in interest payable                            11,403              (14,564)
     Increase in other liabilities                                     183,638              148,582
-------------------------------------------------------------- -------------------------------------
       Net cash provided by operating activities                       388,901              451,169
-------------------------------------------------------------- -------------------------------------

Investing Activities:
Purchases of securities available for sale                            (761,670)            (914,194)
Proceeds from maturities of securities available for sale              626,749              250,667
Proceeds from sales of securities available for sale                   112,279              523,867
Proceeds from securitizations of consumer loans                      3,322,892            1,733,669
Net increase in consumer loans                                      (4,281,127)          (1,878,797)
Recoveries of loans previously charged off                              47,567               19,250
Additions of premises and equipment, net                              (118,545)             (45,629)
-------------------------------------------------------------- -------------------------------------
       Net cash used for investing activities                       (1,051,855)            (311,167)
-------------------------------------------------------------- -------------------------------------

Financing Activities:
Net increase in interest-bearing deposits                              284,681              106,992
Net increase (decrease) in other borrowings                            530,699             (209,520)
Issuances of senior notes                                            1,258,700              480,000
Maturities of senior and deposit notes                              (1,163,162)            (866,436)
Issuances of preferred beneficial interests                                                  97,428
Dividends paid                                                         (15,371)             (15,512)
Purchases of treasury stock                                            (69,652)             (35,915)
Net proceeds from issuances of common stock                              5,731                3,678
Proceeds from exercise of stock options                                  6,572                2,921
-------------------------------------------------------------- ----------------- -------------------
       Net cash provided by (used for) financing activities            838,198             (436,364)
-------------------------------------------------------------- ----------------- -------------------

Increase (decrease) in cash and cash equivalents                       175,244             (296,362)
Cash and cash equivalents at beginning of period                       237,723              528,976
-------------------------------------------------------------- ----------------- -------------------
Cash and cash equivalents at end of period                      $      412,967      $       232,614
-------------------------------------------------------------- ----------------- -------------------

See notes to the condensed consolidated financial statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 1998
(in thousands, except per share data) (unaudited)

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1998 presentation.

Note B:  Significant Accounting Policies

Cash and Cash Equivalents

         Cash paid for interest for the nine months ended September 30, 1998 and 1997 was $289,064 and $260,388, respectively. Cash paid for income taxes for the nine months ended September 30, 1998 and 1997 was $170,806 and $94,295, respectively.

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

Note C:  Borrowings

         In July 1998, the Corporation filed a Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission for the issuance of up to $425,000 aggregate principal amount of senior and subordinated debt, preferred stock and common stock, which was declared effective on July 14, 1998. In July 1998, the Corporation issued $200,000 of 10 year unsecured senior notes under this shelf registration. Existing unsecured senior debt outstanding of the Corporation under a prior shelf registration of $200,000 totals $125,000 maturing in 2003.

Note D:  Comprehensive Income

Comprehensive income for the three months ended September 30, 1998 and 1997 was as follows:


                                                     Three Months Ended
                                                       September 30
--------------------------------------- ------------------------------------
                                              1998                  1997
--------------------------------------- ------------------- ----------------
Comprehensive Income:
  Net income                              $     70,006        $      49,330
  Other comprehensive income                    28,103                1,422
--------------------------------------- ------------------- ----------------
Total comprehensive income                $     98,109        $      50,752
--------------------------------------- ------------------- ----------------

Note E:  Stock Repurchase

     In July 1998, the Company's Board of Directors voted to repurchase up to an additional 1.5 million shares of the Company's common stock over the next two years, pursuant to the repurchase program initially adopted in July 1997, in order to mitigate the dilutive impact of shares issuable under its benefits plans, including its Associate Stock Purchase Plan, dividend reinvestment plan, stock incentive plans and other benefit plans.

Note F:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended            Nine Months Ended
                                                         September 30                  September 30
------------------------------------------------ ---------------------------- ---------------------------
(shares in thousands)                                 1998           1997          1998           1997
------------------------------------------------ -------------- ------------- ------------- -------------
Numerator:
Net income                                         $  70,006     $  49,330     $  202,562     $  131,164

Denominator:
Denominator for basic earnings per share -
   Weighted-average shares                            65,726        66,185         65,565         66,315

   Effect of dilutive securities:
     Stock options                                     4,286         1,385          3,739          1,353
     Restricted stock                                                    3              2              4
------------------------------------------------ -------------- ------------- ------------- -------------
     Dilutive potential common shares                  4,286         1,388          3,741          1,357

Denominator for diluted earnings per share -
     Adjusted weighted-average shares                 70,012        67,573         69,306         67,672
------------------------------------------------ -------------- ------------- ------------- -------------

Basic earnings per share                           $    1.07     $    0.75     $     3.09     $     1.98
------------------------------------------------ -------------- ------------- ------------- -------------

Diluted earnings per share                         $    1.00     $    0.73     $     2.92     $     1.94
------------------------------------------------ -------------- ------------- ------------- -------------

Note G:  Purchase of Summit Acceptance Corporation

         In July 1998, the Company acquired Summit Acceptance Corporation ("Summit"), based in Dallas, Texas. Summit is a subprime automobile finance lender with approximately 180 employees and serviced loans of approximately $263,000 as of the purchase date. The acquisition price for Summit was $53,585 which was paid through the issuance of the Company's stock on July 31, 1998. The acquisition was accounted for as a purchase business combination and goodwill of approximately $68,000 will be amortized over 15 years.

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

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which provides certain consumer lending and deposit services. The Corporation and its subsidiaries are collectively referred to as the "Company." As of September 30, 1998, the Company had 14.9 million customers and $16.3 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Corporation's common stock trades on the New York Stock Exchange under the symbol "COF" and is included in the S&P 500 Index. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

                  Net income for the three months ended September 30, 1998 of $70.0 million, or $1.00 per share, compares to net income of $49.3 million, or $.73 per share, for the same period in 1997. All earnings per share amounts are reported on a diluted basis.

         The increase in net income is primarily a result of an increase in asset and account volumes and rates. Net interest income increased $79.9 million, or 82%, as the net interest margin increased to 9.77% from 7.02% and average earning assets increased by 31%. The provision for loan losses decreased $4.9 million, or 7% as the reported net charge-off rate decreased to 4.04% from 4.57%. Non-interest income increased $106.0 million, or 38%, primarily as a result of the increase in average managed accounts of 40%. Marketing expense increased $65.7 million, or 108%, to $126.5 million as the Company continues to invest in new product opportunities. Increases in salaries and associate benefits expense of $42.9 million, or 59%, and other non-interest expense (excluding marketing) of $48.9 million, or 53%, primarily reflected the cost of operations to manage the growth in accounts and the change in product mix. Each component is discussed in further detail in subsequent sections of this analysis.

                  Net income for the nine months ended September 30, 1998 was $202.6 million, or $2.92 per share, compared to net income of $131.2 million, or $1.94 per share, for the same period in 1997. This 54% increase primarily reflected the increases in asset and account volumes accompanied by an increase in net interest margin as discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

Managed Consumer Loan Portfolio

         The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adds back the effect of off-balance sheet consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

         The Company's managed consumer loan portfolio is comprised of on-balance sheet loans and loans held for securitization (collectively, "reported loans"), and off-balance sheet loans. Securitized loans are not assets of the Company and, therefore, are not shown on the balance sheet.

         Table 1 summarizes the Company's managed consumer loan portfolio.

--------------------------------------------------------------------------------------------------
                    TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO
--------------------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                       September 30
------------------------------------------------------  -------------------- ---------------------
(in thousands)                                                  1998                  1997
------------------------------------------------------  -------------------- ---------------------

Period-End Balances:
On-balance sheet consumer loans                          $      5,666,998      $       4,329,799
Off-balance sheet consumer loans                               10,670,791              9,142,796
------------------------------------------------------  -------------------- ---------------------
Total managed consumer loan portfolio                    $     16,337,789      $      13,472,595
------------------------------------------------------  -------------------- ---------------------

Average Balances:
On-balance sheet consumer loans                          $      5,623,012      $       3,847,150
Off-balance sheet consumer loans                               10,123,079              9,070,817
------------------------------------------------------  -------------------- ---------------------
Total average managed consumer loan portfolio            $     15,746,091      $      12,917,967
------------------------------------------------------  -------------------- ---------------------

                                                                     Nine Months Ended
                                                                       September 30
------------------------------------------------------  -------------------- ---------------------
(in thousands)                                                  1998                  1997
------------------------------------------------------  -------------------- ---------------------

Average Balances:
Consumer loans held for securitization                                         $         132,146
On-balance sheet consumer loans                          $      5,210,649              3,834,547
Off-balance sheet consumer loans                                9,548,182              8,765,192
------------------------------------------------------  -------------------- ---------------------
Total average managed consumer loan portfolio            $     14,758,831      $      12,731,885
------------------------------------------------------  -------------------- ---------------------

         Since 1990, the Company has actively engaged in consumer loan securitization transactions. In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), the Company records gains or losses on the securitization of consumer loan receivables based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Gains represent the present value of estimated excess net cash flows the Company has retained over the estimated outstanding period of the receivables and are included in servicing and securitizations income. This excess cash flow essentially represents an "interest only" ("I/O") strip, consisting of the excess finance charges and past-due fees over the sum of the return paid to certificateholders, estimated contractual servicing fees and credit losses. However, exposure to credit losses on the securitized loans is contractually limited to these excess cash flows. Certain estimates inherent in the determination of the fair value of the I/O strip are influenced by factors outside the Company's control, and as a result, such estimates could materially change in the near term. Any future gains that will be recognized in accordance with SFAS 125 will be dependent on the timing and amount of future securitizations. The Company will continuously assess the performance of new and existing securitization transactions as estimates of future cash flows change.

         Table 2 indicates the impact of off-balance sheet consumer loans on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.


-------------------------------------------------------------------------------------------------------
                       TABLE 2 - OPERATING DATA AND RATIOS
-------------------------------------------------------------------------------------------------------
                                          Three Months Ended                   Nine Months Ended
                                             September 30                        September 30
----------------------------- ------------------ ------------------ ------------------ ---------------
 (dollars in thousands)               1998                1997              1998              1997
----------------------------- ------------------ ------------------ ------------------ ---------------

 Reported:
     Average earning assets     $     7,249,179     $    5,537,280    $   6,998,626     $   5,558,685
     Net interest margin(1)                9.77%              7.02%            9.75%             6.44%
     Loan yield                           18.45              15.95            18.78             14.90
----------------------------- ------------------ ------------------ ------------------ ---------------

 Managed:
     Average earning assets     $    17,372,258     $   14,608,097    $  16,546,808     $  14,323,877
     Net interest margin(1)               10.15%              9.05%           10.13%             8.73%
     Loan yield                           17.06              16.06            17.11             15.56
------------------------------------------------------------------------------------------------------

 (1) Net interest margin is equal to net interest income divided by average earning assets.

Risk Adjusted Revenue and Margin

         In originating its consumer loan portfolio, the Company has and continues to pursue a low introductory interest rate strategy with accounts repricing to higher rates after six to 18 months from the date of origination. The amount of repricing is actively managed in an effort to maximize return at the consumer level, reflecting the risk and expected performance of the account. Separately, accounts also may be repriced upwards or downwards based on individual consumer performance. Recently, the Company has marketed low non-introductory rate cards to customers with the best established credit profiles. These low introductory rate and low non-introductory rate products typically have a balance transfer feature under which consumers can transfer balances to the Company from their other obligations. The Company's historic managed loan growth has been principally the result of this balance transfer feature. Industry competitors have continuously solicited the Company's customers with similar interest rate strategies. Management believes that the competition has put, and will continue to put, additional pressure on interest rate strategies.

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

----------------------------------------------------------------------------------------------------
                     TABLE 3 - MANAGED RISK ADJUSTED REVENUE
----------------------------------------------------------------------------------------------------
                                      Three Months Ended                  Nine Months Ended
                                         September 30                        September 30
----------------------------------------------------------------------------------------------------
(dollars in thousands)              1998              1997              1998              1997
----------------------------------------------------------------------------------------------------

Managed Income Statement:
Net interest income              $ 440,760        $   330,670       $ 1,256,976     $     937,691
Non-interest income                264,592            202,490(1)        738,519           529,124(1)
Net charge-offs                   (198,069)          (215,041)         (623,792)         (601,074)
---------------------------- ----------------- ----------------- ----------------- -----------------
   Risk adjusted revenue         $ 507,283        $   318,119       $ 1,371,703     $     865,741
---------------------------- ----------------- ----------------- ----------------- -----------------

Ratios(2):
Net interest margin                  10.15%              9.05%            10.13%            8.73%
Non-interest income                   6.09               5.54              5.95             4.93
Net charge-offs                      (4.56)             (5.88)            (5.03)           (5.60)
---------------------------- ----------------- ----------------- ----------------- -----------------
   Risk adjusted margin              11.68%              8.71%            11.05%            8.06%
---------------------------- ----------------- ----------------- ----------------- -----------------

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

         Reported net interest income for the three months ended September 30, 1998 was $177.1 million, compared to $97.2 million for the same period in the prior year, representing an increase of $79.9 million, or 82%. For the nine months ended September 30, 1998, net interest income was $511.6 million compared to $268.6 million for the same period in 1997, representing an increase of $243.0 million, or 90%. Average earning assets increased 31% and 26% for the three and nine months ended September 30, 1998, respectively, versus the same periods in 1997. The yield on earning assets increased 269 and 314 basis points for the three and nine months ended September 30, 1998, respectively, to 15.62% from 12.93% and to 15.48% from 12.34% as compared to the same periods in the prior year. The increase was primarily attributable to a 250 and 388 basis point increase in the yield on consumer loans for the three and nine months ended September 30, 1998, respectively, to 18.45% from 15.95% and to 18.78% from 14.90%, respectively, as compared to the same periods in the prior year. The yield on consumer loans increased due to an increase in the amount and frequency of past-due fees charged as compared to the same period in the prior year and the Company's continued shift to higher yielding products, especially in the reported loan portfolio, during the comparable periods.

         Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 1998 and 1997.

---------------------------------------------------------------------------------------------------------------------
                                     TABLE 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
---------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended September 30
------------------------------------- -------------------------------------------------------------------------------
                                                       1998                                    1997
------------------------------------- -------------------------------------------------------------------------------
                                          Average       Income/     Yield/       Average        Income/     Yield/
(dollars in thousands)                    Balance       Expense      Rate        Balance        Expense      Rate
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
Assets:
Earning assets
   Consumer loans(1)                    $5,623,012     $259,339    18.45%      $3,847,150      $153,377     15.95%
   Federal funds sold and
      resale agreements                     69,293          957     5.52          255,594         3,753      5.87
   Other                                 1,556,874       22,813     5.86        1,434,536        21,840      6.09
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
 Total earning assets                    7,249,179     $283,109    15.62%       5,537,280      $178,970     12.93%
Cash and due from banks                      2,182                                114,882
Allowance for loan losses                 (216,000)                              (123,250)
Premises and equipment, net                202,887                                184,272
 Other assets                            1,268,047                                843,326
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
  Total assets                          $8,506,295                             $6,556,510
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                             $1,368,833     $ 15,805     4.62%      $  851,916      $  9,052      4.25%
   Other borrowings                      1,495,731       24,752     6.62          594,519         9,168      6.17
   Senior and deposit notes              3,819,061       65,498     6.86        3,686,416        63,596      6.90
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
Total interest-bearing liabilities       6,683,625     $106,055     6.35%       5,132,851      $ 81,816      6.38%
Other liabilities                          575,510                                485,218
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
  Total liabilities                      7,259,135                              5,618,069
Preferred beneficial interests              97,825                                 97,568
Equity                                   1,149,335                                840,873
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
  Total liabilities and equity          $8,506,295                             $6,556,510
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
Net interest spread                                                 9.27%                                    6.55%
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
Interest income to
   average earning assets                                          15.62%                                   12.93%
Interest expense to
   average earning assets                                           5.85                                     5.91
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------
Net interest margin                                                 9.77%                                    7.02%
------------------------------------- -------------- ------------ ---------- --------------- ------------ ----------

(1)Interest income includes past-due fees on loans of approximately $73,198 and $39,123 for the three months ended September 30, 1998 and 1997, respectively.

                                                              Nine Months Ended September 30
-------------------------------------------------------------------------------------------------------------------
                                                       1998                                    1997
-------------------------------------------------------------------------------------------------------------------
                                         Average       Income/      Yield/        Average       Income/     Yield/
(dollars in thousands)                   Balance       Expense       Rate         Balance       Expense      Rate
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------
Assets:
Earning assets
   Consumer loans(1)                    $5,210,649   $  734,106     18.78%      $3,966,693      $443,374    14.90%
   Federal funds sold and
      resale agreements                    193,341        8,175      5.64          289,363        12,030     5.54
   Other                                 1,594,636       70,308      5.88        1,302,629        59,030     6.04
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------
 Total earning assets                    6,998,626   $812,589       15.48%       5,558,685      $514,434    12.34%
Cash and due from banks                     11,414                                 104,136
Allowance for loan losses                 (208,778)                               (120,637)
Premises and equipment, net                186,271                                 182,265
 Other assets                            1,064,351                                 778,536
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------
  Total assets                          $8,051,884                              $6,502,985
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                             $1,276,512   $   43,578      4.55%      $  887,019     $  28,124     4.23%
   Other borrowings                      1,298,768       61,180      6.28          567,425        26,145     6.14
   Senior and deposit notes              3,803,117      196,231      6.88        3,754,264       191,555     6.80
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------
Total interest-bearing liabilities       6,378,397   $  300,989      6.29%       5,208,708     $ 245,824     6.29%
Other liabilities                          529,398                                 406,167
  Total liabilities                      6,907,795                               5,614,875
Preferred beneficial interests              97,761                                  86,798
Equity                                   1,046,328                                 801,312
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------
  Total liabilities and equity          $8,051,884                              $6,502,985
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------
Net interest spread                                                  9.19%                                   6.05%
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------
Interest income to
   average earning assets                                           15.48%                                  12.34%
Interest expense to
   average earning assets                                            5.73                                    5.90
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------
Net interest margin                                                  9.75%                                   6.44%
------------------------------------- ------------- ------------- ----------- --------------- ----------- ----------

(1) Interest income includes  past-due fees on loans of  approximately  $221,849
    and  $89,336  for  the  nine  months  ended   September 30, 1998  and  1997,
    respectively.

                  Managed net interest income increased $110.1 million, or 33%, and $319.3 million, or 34%, for the three and nine months ended September 30, 1998, respectively, compared to the same periods in the prior year. The increases in managed net interest income were the result of managed average earning assets increasing 19% and 16% and the managed net interest margin increasing 110 basis points and 140 basis points to 10.15% and 10.13% for the three and nine months ended September 30, 1998, respectively. The increase in managed net interest margin principally reflects increases in the amount and frequency of past-due fees and growth in higher yielding loans.

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

-----------------------------------------------------------------------------------------------------------------------
                      TABLE 5 - INTEREST VARIANCE ANALYSIS
-----------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                         Nine Months Ended
                                           September 30, 1998 vs 1997                September 30, 1998 vs 1997
-----------------------------------------------------------------------------------------------------------------------
                                      Increase         Change due to(1)         Increase          Change due to(1)
(in thousands)                       (Decrease)     Volume      Yield/Rate     (Decrease)       Volume      Yield/Rate
---------------------------------- ------------- ------------ -------------- -------------- ------------- -------------

Interest Income:
Consumer loans                      $ 105,962      $  79,088      $26,874      $ 290,732     $  158,825    $  131,907
Federal funds sold and
   resale agreements                   (2,796)        (2,585)        (211)        (3,855)        (4,187)          332
Other                                     973          5,229       (4,256)        11,278         13,863        (2,585)
---------------------------------- ------------- ------------ -------------- -------------- ------------- -------------
Total interest income                 104,139         62,216       41,923        298,155        150,371       147,784

Interest Expense:
Deposits                                6,753          5,909          844         15,454         13,156         2,298
Other borrowings                       15,584         14,867          717         35,035         34,438           597
Senior and deposit notes                1,902          4,201       (2,299)         4,676          2,508         2,168
---------------------------------- ------------- ------------ -------------- -------------- ------------- -------------
Total interest expense                 24,239         26,788       (2,549)        55,165         55,217           (52)
---------------------------------- ------------- ------------ -------------- -------------- ------------- -------------
Net interest income(1)              $  79,900      $  35,228      $44,672      $ 242,990     $   81,557      $161,433
---------------------------------- ------------- ------------ -------------- -------------- ------------- -------------

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

         Servicing and securitizations income increased $36.7 million and $42.2 million, or 20% and 8%, for the three and nine months ended September 30, 1998, respectively, from the same periods in the prior year due to average securitized loans increasing 12% and 9% over the same periods, coupled with decreasing losses in the off-balance sheet portfolio for the three months ended September 30, 1998, which resulted in increasing estimated future spreads. Also impacting servicing and securitizations income in the first nine months of 1998 was the current recognition of estimated uncollectible finance charge and fee income receivables implemented in the fourth quarter of 1997.

Other Non-Interest Income

         Other reported non-interest income including service charges and other fees and interchange, increased to $169.9 million and $490.6 million, or 69% and 93%, for the three and nine months ended September 30, 1998, respectively, compared to $100.6 million and $254.1 million for the same periods in the prior year. The increase in other non-interest income was due to an increase in the average number of accounts of 40% and 39% for the three and nine months ended September 30, 1998, respectively, compared to the same periods in the prior year and the Company's continued shift to more fee-based accounts, especially in the reported loan portfolio during the comparable periods.

         Managed non-interest income increased to $264.6 million and $738.5 million, or 31% and 40%, for the three and nine months ended September 30, 1998, respectively, due to the increase in the average number of accounts and increases in the amount and frequencies of fees (including annual membership, interchange and overlimit) assessed on accounts.


Non-Interest Expense

         Non-interest expense for the three months ended September 30, 1998 was $383.5 million, an increase of $157.5 million, or 70%, over $226.0 million for the same period in the prior year. Contributing to the increase was marketing expense which increased $65.7 million, or 108%, to $126.5 million for the three months ended September 30, 1998 from $60.8 million for the same period in the prior year, as the Company continued to invest in new product opportunities, including a $23.1 million investment in the Company's marketing of telecommunications services, as described under "Business Outlook." Salaries and associate benefits increased $42.9 million, or 59%, to $116.1 million for the three months ended September 30, 1998 from $73.2 million for the same period in the prior year. All other non-interest expense increased $48.9 million, or 53%, to $140.9 million from $92.0 million for the same period in the prior year. The increase in other non-interest expense, as well as, the increase in salaries and benefits expense, was primarily the result of a 40% increase in the average number of accounts for the three months ended September 30, 1998, and a continued shift in product mix to more service-intensive accounts, which resulted in an increase in infrastructure and other operational costs.

Non-interest expense for the nine months ended September 30, 1998 was $1.0 billion, an increase of $362.6 million, or 57%, over $641.6 million for the same period in the prior year. Contributing to the increase was marketing expense which increased $127.5 million, or 80%, to $287.3 million for the nine months ended September 30, 1998 from $159.8 million for the same period in the prior year, as the Company continued to invest in new product opportunities. Salaries and associate benefits increased $124.4 million, or 58%, to $337.5 million for the nine months ended September 30, 1998 from $213.1 million for the same period in the prior year. This increase reflects an additional $48.0 million in compensation expense associated with the Company's associate stock plans as compared to the same period in the prior year. All other non-interest expense increased $110.8 million, or 41%, to $379.5 million for the nine months ended September 30, 1998 from $268.6 million for the same period in the prior year. The increase in other non-interest expense, as well as, the increase in salaries and benefits expense not attributed to options, was primarily the result of a 39% increase in the average number of accounts for the nine months ended September 30, 1998.

Income Taxes

         The Company's income tax rate was 38% for the three and nine months ended September 30, 1998 and 1997 and includes both state and federal income tax components.

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


---------------------------------------------------------------------------------------
                             TABLE 6 - DELINQUENCIES
---------------------------------------------------------------------------------------
                                                  September 30
---------------------------------------------------------------------------------------
                                        1998                         1997
---------------------------------------------------------------------------------------
                                                % of                         % of
(dollars in thousands)         Loans         Total Loans        Loans      Total Loans
---------------------------------------------------------------------------------------
Reported:
Loans outstanding            $ 5,666,998       100.00%       $ 4,329,799     100.00%
Loans delinquent:
 30-59 days                      118,384         2.09             81,929       1.89
 60-89 days                       64,980         1.14             49,686       1.15
 90 or more days                 103,084         1.82             99,572       2.30
------------------------ ----------------- --------------- --------------- ------------
Total                        $   286,448         5.05%       $   231,187       5.34%
------------------------ ----------------- --------------- --------------- ------------

Managed:
Loans outstanding            $16,337,789       100.00%       $13,472,595     100.00%
Loans delinquent:
 30-59 days                      313,443         1.92            286,194       2.12
 60-89 days                      178,883         1.09            177,434       1.32
 90 or more days                 308,285         1.89            393,070       2.92
------------------------ ----------------- --------------- --------------- ------------
Total                        $   800,611         4.90%       $   856,698       6.36%
------------------------ ----------------- --------------- --------------- ------------


         In the fourth quarter of 1997, the Company modified its methodology for charging off credit card loans (net of any collateral) to 180 days past-due from the prior practice of charging off loans during the next billing cycle after becoming 180 days past-due. In addition, in the fourth quarter of 1997, the Company recognized the estimated uncollectible portion of finance charge and fee income receivables. The delinquency rate for reported loans was 5.05% as of September 30, 1998, down from 5.34% as of September 30, 1997 and up from 5.03% as of June 30, 1998. The delinquency rate for the managed consumer loan portfolio was 4.90% as of September 30, 1998, down from 6.36% as of September 30, 1997 and down from 5.14% as of June 30, 1998. During the three months ended September 30, 1998, the Company's reported portfolio experienced an increase in higher yielding accounts and more seasoned accounts as newer loans were securitized. Both the managed and reported portfolio's delinquency rate decrease as of September 30, 1998, as compared to September 30, 1997, reflected seasonality and improvements in consumer credit performance, as well as the impact from previous modifications in charge-off policy and finance charge and fee income recognition.

Net Charge-Offs

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.


-------------------------------------------------------------------------------------------------------------
                          TABLE 7 - NET CHARGE-OFFS (1)
-------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                  Nine Months Ended
                                                     September 30                       September 30
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                          1998              1997              1998             1997
-------------------------------------------------------------------------------------------------------------

Reported:
Average loans outstanding                    $ 5,623,012     $ 3,847,150       $ 5,210,649      $ 3,966,693
Net charge-offs                                   56,726          43,967           171,704          139,901
Net charge-offs as a percentage
     of average loans outstanding                   4.04%           4.57%             4.39%            4.70%
---------------------------------------- ----------------- ----------------- ----------------- --------------

Managed:
Average loans outstanding                    $15,746,091     $12,917,967       $14,758,831      $12,731,885
Net charge-offs                                  198,069         215,041           623,792          601,074
Net charge-offs as a percentage
     of average loans outstanding                   5.03%           6.66%             5.64%            6.29%
---------------------------------------- ----------------- ----------------- ----------------- --------------

(1) Includes consumer loans held for securitization.


         The managed net charge-off rate decreased 163 basis points and 65 basis points to 5.03% and 5.64% for the three and nine months ended September 30, 1998, respectively from 6.66% and 6.29% for the comparable periods in the prior year. The reported net charge-off rate decreased 53 basis points and 31 basis points to 4.04% and 4.39% for the three and nine months ended September 30, 1998, respectively, from 4.57% and 4.70% for the comparable periods in the prior year. The decreases in managed and reported net charge-off rates were the result of improved general economic trends in consumer credit performance compared to the same periods in the prior year, with less of an impact on the reported charge-offs due to the increased level of seasoned and higher yielding products included in the on-balance sheet portfolio.

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


---------------------------------------------------------------------------------------------------------------------
                 TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended              Nine Months Ended
                                                             September 30                   September 30
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                    1998           1997           1998            1997
----------------------------------------------------------------------------------------------------------------

Balance at beginning of period                       $  213,000      $  118,500     $   183,000    $   118,500
Provision for loan losses                                67,569          72,518         212,448        168,481
Transfer to loans held for securitization                                                               (2,625)
Increase from Summit acquisition                          6,720                           6,720
Other                                                       437             (51)            536            (80)
Charge-offs                                             (74,885)        (52,697)       (219,271)      (156,526)
Recoveries                                               18,159           8,730          47,567         19,250
Net charge-offs(1)                                      (56,726)        (43,967)       (171,704)      (137,276)
Balance at end of period                             $  231,000      $147,000       $   231,000    $   147,000
--------------------------------------------------- --------------- -------------- -------------- --------------
Allowance for loan losses to loans at period-end          4.08%            3.40%           4.08%          3.40%
--------------------------------------------------- --------------- -------------- -------------- --------------

(1) Excludes consumer loans held for securitization.

         For the three months ended September 30, 1998, the provision for loan losses decreased 7% to $67.6 million from $72.5 million for the same period in the prior year as the reported net charge-off rate decreased to 4.04% from 4.57%, offset by the increase in average reported loans of 46%. For the nine months ended September 30, 1998, the provision for loan losses increased 26% to $212.4 million from $168.5 million for the comparable period in the prior year, as average reported loans increased by 31%. The allowance for loan losses as a percentage of on-balance sheet consumer loans increased to 4.08% as of September 30, 1998, from 3.40% as of September 30, 1997 due to the change in mix of its reported loan portfolio. The increase in the allowance for loan losses also reflects the increase in on-balance sheet loans to $5.7 billion as of September 30, 1998, an increase of 31% from September 30, 1997.

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

         Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries, U.S. Government Agency and mortgage-backed securities, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of September 30, 1998, the Company held $1.7 billion in such securities.

         Table  9  shows  the   maturation   of   certificates   of  deposit  in
denominations of $100,000 or greater ("large denomination CDs") as of September 30, 1998.

-------------------------------------------------------------------------------
    TABLE 9 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE
-------------------------------------------------------------------------------
                                                 September 30, 1998
-------------------------------------------------------------------------------
(dollars in thousands)                     Balance                  Percent
-------------------------------------------------------------------------------

3 months or less                       $        90,350               30.01%
Over 3 through 6 months                         38,832               12.90
Over 6 through 12 months                        23,083                7.67
Over 1 through 5 years                         148,801               49.42
-------------------------------- -------------------------- -------------------
Total                                  $       301,066              100.00%
-------------------------------- -------------------------- -------------------

         The Company's other borrowings portfolio consists of $1.4 billion in borrowings maturing within one year and $26.1 million in borrowings maturing after one year.

         Table 10 shows the Company's unsecured funding availability and outstandings as of September 30, 1998.

--------------------------------------------------------------------------------------------------------
                         TABLE 10 - FUNDING AVAILABILITY
--------------------------------------------------------------------------------------------------------
                                                                 September 30, 1998
--------------------------------------------------------------------------------------------------------
                                              Effective/                      Outstanding,      Final
(dollars or dollar equivalents in millions)   Issue Date   Availability(1)         Net         Maturity
--------------------------------------------------------------------------------------------------------

Domestic revolving credit facility               11/96      $    1,700                           11/00
UK/Canada revolving credit facility               8/97             350           $   146          8/00
Senior bank note program(2)                       4/97           8,000             3,400          -
Non-U.S. bank note program                       10/97           1,000                 5          -
Corporation Shelf Registration                    7/98             625               324          -
Deposit note program                              4/96           2,000                            -
Floating rate junior subordinated
  capital income securities(3)                    1/97             100                98          2/27
--------------------------------------------------------------------------------------------------------

(1) All  funding  sources  are  revolving  except  for  the  Corporation   Shelf
    Registration and the floating rate junior subordinated capital income securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2) Includes availability to issue up to $200 million of subordinated bank notes, none outstanding as of September 30, 1998.
(3) Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.


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

         Under the Corporation's shelf registration statements, filed with the Securities and Exchange Commission, the Corporation from time to time may offer and sell (i) senior or subordinated debt securities consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and
(iii) common stock. In July 1998, the Corporation filed a Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission for the issuance of up to $425 million aggregate principal amount of senior and subordinated debt, preferred stock and common stock, which was declared effective on July 14, 1998. In July 1998, the Corporation issued $200 million of 10 year unsecured senior notes under this shelf registration. Existing unsecured senior debt outstanding of the Corporation under the a prior shelf registration of $200 million totals $125 million maturing in 2003.

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

         The most recent notifications from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in the following table. As of September 30, 1998, there are no conditions or events since the notifications discussed above that management believes have changed either the Bank or the Savings Bank's capital category.

         As of September 30, 1998, the Bank and the Savings Bank's ratios of capital to managed assets were 5.40% and 8.01%, respectively.

------------------------------------------------------------------------------------------------------
                      TABLE 11 - REGULATORY CAPITAL RATIOS
------------------------------------------------------------------------------------------------------
                                                                       To Be "Well-Capitalized" Under
                                                Minimum for Capital       Prompt Corrective Action
                                Ratios           Adequacy Purposes               Provisions
--------------------------- --------------- ------------------------ ---------------------------------

September 30, 1998
Capital One Bank
Tier 1 Capital                   12.12%                 4.00%                       6.00%
Total Capital                    14.70                  8.00                       10.00
Tier 1 Leverage                  10.89                  4.00                        5.00

Capital One, F.S.B.(1)
Tangible Capital                 12.88%                 1.50%                       6.00%
Total Capital                    19.28                 12.00                       10.00
Core Capital                     12.88                  8.00                        5.00
--------------------------- --------------- ------------------------ ---------------------------------

September 30, 1997
Capital One Bank
Tier 1 Capital                   10.70%                 4.00%                       6.00%
Total Capital                    13.58                  8.00                       10.00
Tier 1 Leverage                  11.01                  4.00                        5.00

Capital One, F.S.B.(1)
Tangible Capital                 10.70%                 1.50%                       6.00%
Total Capital                    16.52                 12.00                       10.00
Core Capital                     10.70                  8.00                        5.00
--------------------------- --------------- ------------------------ ---------------------------------

(1) Until June 30, 1999, the Savings Bank is subject to capital requirements that exceed minimum capital adequacy requirements, including the requirement to maintain a minimum Core Capital ratio of 8% and a Total Capital ratio of 12%.

         During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve that, for so long as the Bank maintains such branch in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of September 30, 1998, the Company's Tier 1 leverage ratio was 13.67%.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of September 30, 1998, retained earnings of the Bank and the Savings Bank of $122.5 million and $44.0 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days' advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

Off-Balance Sheet Risk

         The Company is subject to off-balance sheet risk in the normal course of business including commitments to extend credit, excess servicing income from securitization transactions, interest rate swap agreements ("swaps") and forward foreign exchange rate agreements ("FRAs"). In order to reduce the interest rate sensitivity and to match asset and liability repricings, the Company has entered into swaps which involve elements of credit or interest rate risk in excess of the amount recognized on the balance sheet. In order to reduce the exchange rate sensitivity on foreign currency denominated assets, the Company has entered into FRAs which involve elements of credit or exchange rate risk in excess of the amount recognized on the balance sheet. Swaps and FRAs present the Company with certain credit, market, legal and operational risks. The Company has established credit policies for off-balance sheet instruments as it does for on-balance sheet instruments.

         The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of a plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 3% below the mean managed net interest income of the distribution. As of September 30, 1998, the Company was in compliance with the policy; more than 95% of the outcomes generated by the model produce a managed net interest income of no more than 1.1% below the mean outcome.

Business Outlook

Earnings, Goals and Strategies

         This business outlook section summarizes the Company's expectations for earnings for the year ending December 31, 1998 and, to a limited extent, for the year ending December 31, 1999 and its primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain of the statements are forward looking statements and, therefore, actual results could differ materially. Factors which could materially influence results are set forth throughout this section and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Part I, Item 1, Cautionary Statements).

         The Company has set an earnings target, dependent on the factors set forth below, for its diluted earnings per share for the year ending December 31, 1998 to increase by 40% over 1997 and for the year ending December 31, 1999 to increase approximately 30% over 1998. As discussed elsewhere in this report and below, the Company's actual earnings are a function of its revenues (net interest income and non-interest income on its earning assets), consumer usage and payment patterns, credit quality of its earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

Product and Market Opportunities

     The Company's strategy for future growth has been, and is expected to continue to be, to apply its proprietary IBS to its credit card business as well as to other businesses, including selected non-card consumer lending products and telecommunication services. The Company will seek to identify new product opportunities and to make informed investment decisions regarding new and existing products. The Company's credit card and other financial and non-financial products are subject to competitive pressures, which management anticipates will increase as these markets mature.

     Credit Cards

     Credit card opportunities include, and are expected to continue to include, various low introductory and intermediate-rate balance transfer products, low non-introductory rate products, as well as other customized credit card products; such as secured cards, affinity and co-branded cards, student cards and other cards tailored for specific customer segments. The Company intends to continue to offer these customized products, which are distinguished by a varied range of credit lines, targeted borrowers and pricing structures. Certain of these cards, the low non-introductory rate products, are marketed to customers with the best established credit profiles and are characterized by higher credit lines and an expectation of lower delinquencies and credit losses than the Company's traditional low introductory-rate balance transfer products. Other customized card products are distinguished by several characteristics, including better response rates, less adverse selection, higher yields (including fees), lower credit lines, less attrition and a greater ability to reprice than the Company's traditional products. These other products involve higher operational costs and, in some cases, higher delinquencies and credit losses than the Company's traditional products. More importantly, all of these customized products continue to have less volatile returns than the traditional products in recent market conditions.

     Automobile Finance

     On July 31, 1998, the Company completed the acquisition of Summit Acceptance Corporation ("Summit"), a Texas corporation. Summit is a subprime automobile finance lender located in Dallas, Texas, with 180 employees and serviced loans of approximately $263 million as of July 31, 1998. Summit provides the Company with a platform to test and apply its IBS to the automobile loan market.

     Telecommunications

     The Company is increasing its efforts to market telecommunications services, through its subsidiary America One Communications, Inc. ("America One"). America One's initial business, the reselling of wireless services, has recently begun to experience growth in the number of customers and accounts. Significant marketing investment is being allocated to America One's telecommunications business.

     International Expansion

     The Company has expanded its existing operations outside of the United States, with an initial focus on the United Kingdom and Canada. The Company has experienced growth in the number of accounts and loan balances in its international business. To support its expansion in the United Kingdom and provide a platform into Europe, in July the Company opened a new operations center in Nottingham, England.

     The Company will continue to apply its IBS in an effort to balance the mix of credit card products together with other financial and non-financial products and services, to optimize profitability within the context of acceptable risk. The Company's growth through expansion and product diversification will be affected by the ability of the Company to internally build or to acquire the operational and organizational infrastructure necessary to engage in new businesses and to recruit experienced personnel to assist in the management and operations of these businesses and the availability of capital necessary to fund these new businesses. Although management believes that it has the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that the Company's historical financial performance will necessarily reflect its results of operations and financial condition in the future.

Marketing Investment

     The Company's 1998 marketing expenses are expected to exceed such expenses in 1997, as the Company continues to invest in its various credit card products and services, and other financial and non-financial products and services. The Company cautions, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As the Company's portfolio continues to increase, additional growth to offset attrition requires increasing amounts of marketing. Intense competition in the credit card market has resulted in a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. In addition, the cost to acquire new accounts varies among product lines. With competition affecting the profitability of existing balance transfer card products, the Company has been allocating and expects to continue to allocate a greater portion of its marketing expense to other customized credit card products and other financial and non-financial products. Additionally, the costs to acquire an America One wireless account include the cost of a free phone delivered to the customer, and consequently are substantially more than the cost to acquire a credit card account. The Company intends to continue a flexible approach in its allocation of marketing expenses. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit industry, general economic conditions affecting consumer credit performance, the asset quality of the Company's portfolio and the identification of market opportunities along product lines that exceed company targeted rates for return on investment.

     Moreover, the amount of marketing expense allocated to various product segments will influence the characteristics of the Company's portfolio because the various product segments are characterized by different account growth, loan growth and asset quality characteristics. The Company currently expects that its growth in consumer accounts and in managed consumer loans will continue in the last quarter of 1998 and into 1999. Actual growth, however, may vary significantly depending on the Company's actual product mix and the level of attrition on the Company's managed portfolio, which is primarily affected by competitive pressures.

Impact of Delinquencies, Charge-off Rates and Attrition

         The Company's earnings are particularly sensitive to delinquencies and charge-offs on the Company's portfolio and on the level of attrition due to competition in the credit card industry. As delinquency levels fluctuate, the resulting amount of past-due and overlimit fees, which are significant sources of revenue for the Company, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. Delinquency and net charge-off rates are not only impacted by general economic trends in consumer credit performance, including bankruptcies, but also by the continued seasoning of the Company's portfolio and the product mix.

     The Company's expectations for 1998 and 1999 earnings are based on management's belief that consumer credit quality is stabilizing. Management expects that during the fourth quarter of 1998 charge-offs will remain stable, while delinquency rates may increase modestly due to seasonality and the seasoning of the customized card products. Management, however, cautions that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Increased competition can affect the Company's earnings by increasing attrition of the Company's outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract more profitable customers.

Year 2000

 The Year 2000 Issue and the Company's State of Readiness

         The year 2000 problem is a result of computer systems using two digits rather than four digits to define an applicable year. The Company utilizes a significant number of internal computer software programs and operating systems across its entire organization. In addition, the Company depends on its external business vendors to provide external services for its operations. To the extent the software applications of the Company or its vendors contain codes that are unable to appropriately interpret the year 2000 and beyond, some level of modification, or even possibly replacement of such applications, may be necessary.

         In October 1996, the Company formed a year 2000 project office to identify software systems and computer-related devices that required modification for the year 2000. Shortly after its inception, the project office executed a five step program for the Company's information technology computer based systems. This strategy calls for awareness of the existence of information technology systems Company wide, assessment of those systems for year 2000 readiness, renovation of those systems and their date coding functions, validation of those renovations and implementation of all renovations made. This strategy is based in large part on the regulatory guidelines published by the Federal Financial Institutions Examination Counsel.

     The Company identified approximately 70 distinct project areas to categorize its information technology systems. These project areas consist of not only typical information technology systems, like the cardholder, credit and customer service systems, but also certain other non-information technology systems such as the Company's air conditioning, telephone and elevator systems. The strategy requires prioritization of all project areas and assignment of individual implementation milestones. As of September 30, 1998, approximately seventy-nine percent of all of the Company's project areas have been renovated. More importantly, this includes the complete renovation of all of the Company's mission critical information technology systems, which renovations the Company is currently implementing and testing. The Company's start-up information technology systems in the U.K. and those in its newly acquired subsidiary, Summit Acceptance Corporation, are in the process of being evaluated for compliance. The Company expects to have all systems and applications in place and fully tested by the end of first quarter 1999, and will use the remaining time in 1999 for any system refinements that may be needed.

         The Company is also addressing the effect of the year 2000 on other non-information technology systems not included as part of the project areas. These non-information systems primarily consist of desk top computer applications used by the Company's employees. The Company expects to renovate these applications using products prepared by outside vendors and the renovations are expected to be completed by the end of the first quarter of 1999.

         In addition, the Company utilizes outside business vendors in its day-to-day operations. Consequently, the Company is assessing the year 2000 readiness of its external business vendors to project their viability into the year 2000. These vendors include credit bureaus, collection agencies, utilities and other related service providers, the U.S. postal service, telephone companies, technology vendors, banks that are creditors of the Company or which provide cash management, trustee, paying agent, stock transfer agent or other services. The Company has requested information from its vendors about their actions to become year 2000 compliant, placing extensive focus on its high priority vendors. At this point, management is unable to determine whether or to what extent the systems of its business vendors will, in fact, be timely remediated. The Company will continue to actively monitor the efforts of its vendors and take actions to mitigate exposure to year 2000 issues resulting from the failure of its vendors to be compliant.

The Costs to Address the Company's Year 2000 Issues

     The costs incurred by the Company through the third quarter of fiscal 1998 to address year 2000 compliance for its information technology systems were approximately $4.7 million, of which $2.5 million was incurred during the first nine months of 1998. The Company estimates it expects to incur an additional $1.3 million in costs for a total of approximately $6 million in direct costs for remediation of its information technology systems. Total costs, including costs associated with non-information technology systems and vendor contingency planning, will not materially impact the Company's results.

The Company's Contingency Plan

     The Company's Year 2000 Project Office is in the assessment stage of contingency planning. To date, the Company has established contingency planning work groups in each of its business units. These work groups are tasked with (i) identifying year 2000 risks, (ii) assessing the business impact of these risks and (iii) developing contingency plans to mitigate the risks. The Company expects to complete the contingency planning assessment stage by the end of 1998. The Company will then document and test individual contingency plans through the first quarter of 1999.

The Risks of the Company's Year 2000 Issues

         Although the Company expects to have all of its system modifications complete by the end of the first quarter of 1999, allowing a sufficient amount of time to further test systems in 1999, unforeseen problems could arise in the year 2000 giving rise to delays and malfunctions which may impact the Company's business and financial results. In addition, the failure of third parties to provide the Company with products, services or systems that meet year 2000 requirements could impact the Company's business and operations. For example, failure of the U.S. postal service or the Company's local and long distance carriers to be year 2000 compliant could cause disruption or delay in the Company's ability to solicit new customers and service the accounts of its existing customers.

         The estimated year 2000 costs and the Company's expectations that its systems, and those of its third-party partners and vendors, will be year 2000 compliant are forward-looking statements. These statements are based on management's reasonable estimates and assumptions about future events and are subject to risks and uncertainties. Although the Company believes that its has taken the necessary precautionary measures to assure that the year 2000 will not adversely affect its business, there is no guarantee that the Company's year 2000 expectations will be achieved and actual results could differ materially.

Cautionary Factors

         The Company's strategies and objectives outlined above and the other forward looking statements contained in this section involve a number of risks and uncertainties. The Company cautions readers that any forward looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial products, changes in the Company's aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); the ability of the Company to continue to securitize its credit cards and consumer loans and to otherwise access the capital markets at attractive rates and terms to fund its operations and future growth; difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general; the amount of, and rate of growth in, the Company's expenses (including salaries and associate benefits and marketing expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; the ability of the Company and its suppliers to successfully address Year 2000 compliance issues; and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 1997 (Part I, Item 1, Cautionary Statements).

PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits:

                  None

(b)               Reports on Form 8-K:

                  The Company filed on August 21, 1998 a Current Report on Form 8-K, dated July 16, 1998, Commission File No. 1-13300, enclosing its press release dated July 16, 1998.

                  The Company filed on July 23, 1998 a Current Report on Form 8-K, dated July 22, 1998, Commission File No. 1-13300, enclosing its Underwriting Agreement with J.P. Morgan Securities Inc. dated July 22, 1998.

                  The Company filed on August 20, 1998 a Current Report on Form 8-K, dated July 30, 1998, Commission File No. 1-13300, enclosing its press release dated July 30, 1998.


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

                                               CAPITAL ONE FINANCIAL CORPORATION
                                               ---------------------------------
                                                          (Registrant)


Date:  November 13, 1998                       /s/James M. Zinn
                                               ----------------
                                               James M. Zinn
                                               Senior Vice President,
                                               Chief Financial Officer
                                               (Chief Accounting Officer
                                               and duly authorized officer
                                               of the Registrant)