Form 10-K
period 1998-12-31
CAPITAL ONE FINANCIAL CORP
filed 1999-03-26
CIK 927628

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     FOR THE TRANSITION PERIOD FROM              TO

                          COMMISSION FILE NO. 1-13300
                       CAPITAL ONE FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                              54-1719854
           (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
        OF  INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)
       2980 FAIRVIEW PARK DRIVE, SUITE 1300
              FALLS CHURCH, VIRGINIA                       22042-4525
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 205-1000 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                       WHICH REGISTERED
        -------------------                       ----------------
     Common Stock, $.01 Par Value             New York Stock Exchange
   Preferred Stock Purchase Rights*           New York Stock Exchange

__________
* Attached to each share of Common Stock is a Right to acquire 1/100th of a share of the Registrant's Cumulative Participating Preferred Stock, par value $.01 per share, which Rights are not presently exercisable.
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                                            None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X         No _______
                                                 -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 26, 1999.

                Common Stock, $.01 Par Value:  $8,318,490,040*

__________
* In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant's directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

     The number of shares outstanding of the registrant's common stock as of the close of business on February 26, 1999:
               Common Stock, $.01 Par  Value:  65,855,648 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Annual Report to stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV.
2. Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 29, 1999 are incorporated by reference into Part III.

_______________________________________________________________________________

                       CAPITAL ONE FINANCIAL CORPORATION
                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
Item  1.  Business..................................................................................     1
          Overview..................................................................................     1
          Lines of Business.........................................................................     2
          Competition...............................................................................     5
          Employees.................................................................................     6
          Supervision and Regulation................................................................     6
          Risk Factors..............................................................................    10
          Statistical Information...................................................................    14

Item  2.  Properties................................................................................    14

Item  3.  Legal Proceedings.........................................................................    14

Item  4.  Submission of Matters to a Vote of Security Holders.......................................    15

Item  5.  Market for Company's Common Stock and Related Stockholder Matters.........................    15

Item  6.  Selected Financial Data...................................................................    15

Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....    15

Item  7A. Quantitative and Qualitative Disclosures about Market Risk................................    15

Item  8.  Financial Statements and Supplementary Data...............................................    15

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    15

Item 10.  Directors and Executive Officers of the Company...........................................    16

Item 11.  Executive Compensation....................................................................    16

Item 12.  Security Ownership of Certain Beneficial Owners and Management............................    16

Item 13.  Certain Relationships and Related Transactions............................................    16

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    16

                                    PART I

ITEM 1.   BUSINESS.

OVERVIEW

  Capital One Financial Corporation (the "Corporation"), is a holding company, incorporated in Delaware on July 21, 1994, whose subsidiaries provide a variety of products and services to consumers using its proprietary information-based strategy ("IBS"). The Corporation's principal subsidiary, Capital One Bank (the "Bank"), a limited purpose Virginia state chartered credit card bank, offers credit card products. Capital One, F.S.B. (the "Savings Bank"), a federally chartered savings bank, offers consumer lending and deposit products. Capital One Services, Inc., another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. Unless indicated otherwise, the term "Company" refers to the Corporation and its consolidated subsidiaries and for periods prior to the Separation (as defined herein), Signet Bank's/1/ credit card division. The Company's common stock is listed on the New York Stock Exchange under the symbol COF. The Company's principal executive office is located at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia 22042-4525 (telephone number (703) 205-1000).

  The Company commenced operations in 1953, the same year as the formation of what is now MasterCard International, and is one of the oldest continually operating bank card issuers in the United States. The Company is among the ten largest issuers of Visa and MasterCard credit cards in the U.S. based on managed credit card loans outstanding as of December 31, 1998. The growth in the Company's managed credit card loans and accounts has been due largely to credit card industry dynamics and the success of the Company's IBS initiated in 1988.

  Prior to November 22, 1994, the Bank conducted its operations as a division of Signet Bank, a wholly-owned subsidiary of Signet Banking Corporation ("Signet"). Pursuant to the terms of an agreement among Signet, Signet Bank and the Corporation, Signet Bank contributed designated assets and liabilities of its credit card division to the Bank, initially established as a subsidiary of Signet Bank (the "Separation"). Signet Bank immediately distributed the capital stock of the Bank to Signet, which then contributed such stock to the Corporation. Concurrently with the Separation, the Corporation issued 7,125,000 shares of the Corporation's common stock, par value $.01 ("Common Stock") in an initial public offering. On February 28, 1995, Signet distributed all of the remaining shares of the Common Stock held by it to Signet shareholders of record as of February 10, 1995.

  In June 1996, the Company established the Savings Bank to expand the Company's product offerings and its relationship with its cardmembers. The Savings Bank currently takes deposits and offers credit cards and installment loans, in each case both unsecured and secured. The Savings Bank expects to offer multiple financial products and services to existing cardmembers and other households using the Company's IBS and existing information technology systems.

  Through a branch of the Bank in the United Kingdom and several non-bank operating subsidiaries, the Company offers credit card products outside of the United States, with an initial focus on the United Kingdom and Canada. The Company also offers various non-card consumer lending products, automobile financing and telecommunications services through its subsidiaries.

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

___________________
/1/ Signet Bank and Signet Banking Corporation have since been acquired by First Union National Bank and First Union Corporation, respectively, as of November 30, 1997.

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

BUSINESS SEGMENTS

  The Company maintains three distinct business segments: lending, telecommunications and "other." The lending segment is comprised primarily of credit card lending activities. The telecommunications segment consists primarily of direct marketing of wireless telephone service. "Other" consists of various, non-lending new business initiatives, including taking deposits.

  Lending

  The Company offers an array of general purpose credit card products to consumers throughout the United States and in the United Kingdom and Canada. Products consist of varying annual percentage rates ("APRs") and fee combinations (annual membership, past-due, overlimit, returned check, cash advance and other fees), credit limits and other special features or services, depending on the risk profile and other characteristics of the targeted consumer segment. The Company offers premium ("platinum" and "gold") cards and unsecured and secured standard credit card products. The Company's credit card and other lending opportunities include, and are expected to continue to include, low introductory and intermediate-rate balance transfer products, low non-introductory rate products, and other customized credit card products, such as secured cards, affinity and co-branded cards, student cards and other cards tailored for specific consumer segments. The Company's customized products are distinguished by a varied range of credit lines, pricing structures and other characteristics. Platinum and gold cards, for example, generally have higher lines of credit and additional ancillary benefits. The Company uses information derived from proprietary statistical models and targets consumers with carefully matched combinations of pricing, credit analysis and packaging. The Company's pricing philosophy reflects a risk-based approach where consumers with better credit qualifications generally merit more favorable pricing. The Company continually tests new product offerings and pricing combinations targeted to different consumer segments. For example, the Company's low non-introductory rate products, which are marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of lower delinquencies and credit losses than the traditional low introductory rate balance transfer products. On the other hand, certain other customized card products are characterized by lower credit lines, higher yields (including fees) and in some cases, higher delinquencies and credit losses than the Company's traditional products. These products also involve higher operational costs but exhibit better response rates, less adverse selection, less attrition and a greater ability to reprice than the Company's traditional introductory rate products.

  Additionally, the Company has been applying its IBS to other financial and non-financial products and services. On July 31, 1998, the Company completed the acquisition of Summit Acceptance Corporation ("Summit"), a Texas corporation. Summit is an automobile finance lender located in Dallas, Texas. It offers loans throughout the United States, secured by automobiles, which are marketed principally through dealer networks. Summit is the Company's platform to test and apply its IBS to the automobile loan market.

  The Company has also expanded its existing operations outside of the United States, with an initial focus on the United Kingdom and Canada. The Company has experienced growth in the number of accounts and loan balances in its international business. To support the continued growth of its United Kingdom business and any future business in Europe, in July 1998, the Company opened a new operations center in Nottingham, England.

  Telecommunications

  The Company continues its efforts to market telecommunications services through its subsidiary America One Communications, Inc. ("America One").
America One's initial business, the reselling of wireless services through direct marketing channels, has recently begun to experience growth in the number of customers and accounts. As a result of the expenses necessary to build the operations to support this new business and to acquire new accounts, to date this business negatively impacts earnings.

 Geographic Diversity

  Loan portfolio concentration within a specific geographic region or demographic portion of the population may be regarded as positive or negative based upon the current and expected credit characteristics and performance of the portfolio. The Company's consumer loan portfolio is geographically diverse. See Note P to Consolidated Financial Statements on page 53 of the Company's Annual Report to its stockholders for the year ended December 31, 1998 (the "Annual Report"), which is incorporated herein by reference.

 Origination and Risk Management

  The Company originates accounts through (i) applications mailed directly to prospective accountholders, (ii) direct mail and telemarketing solicitations for accounts from individuals whose creditworthiness was prescreened, (iii) arrangements with affinity groups, (iv) conversion of existing non-premium accounts to premium accounts, (v) application information taken over the telephone or through the Internet from prospective accountholders, (vi) newspaper, magazine, radio, television and Internet advertisements and (vii) location or event marketing. For account originations and solicitation activity since 1990, the Company has focused largely on prescreened direct mail and telemarketing targeted to multiple consumer segments with varying combinations of product structure and pricing. In general, the Company's prescreening and underwriting criteria are intended to identify and avoid potential losses.
These procedures are based on limited information, however, and it is not possible for the Company to identify all potential losses. Since the introduction of IBS in 1988, the Company has steadily increased its marketing efforts and has developed a sophisticated screening process to target potential consumers. The Company tracks and periodically reviews the results of each solicitation. Management information systems and processes enable management to monitor the effectiveness of prescreening and underwriting criteria, and such criteria are modified based on the results obtained from this process.

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

  The Company's prescreened account solicitation process generally utilizes information from credit reporting agencies to identify consumers who are likely to be approved for a credit card account. The sets of underwriting criteria used to prescreen potential applicants vary from time to time in accordance with the Company's established policies and procedures relating to the operation of its consumer revolving lending business, as such policies may be changed from time to time, and include various models, including risk models, designed to predict the credit risk of potential cardholders. In order to establish the amount of the customer's credit line, the information on returned applications is analyzed and may be verified. Each customer whose credit request meets all of the underwriting criteria is generally offered a line of credit equal to or in excess of a minimum level which is established for each product offering.

  The Company may also manually review applications that are rejected by the Company's credit scoring system because of inconsistencies in application information, an inquiry from a rejected applicant or for other reasons. Credit analysts then have the ability to override decisions made by the system upon the receipt of additional information from an applicant or otherwise.

  For non-pre-screened solicitations, the Company acquires names of prospective customers from a variety of sources, including list vendors, and then edits the list utilizing internal and external sources to ensure quality and accuracy. The prospective customers on the final list are mailed solicitations. Prospective customers who respond to a solicitation are approved or declined based on the characteristics drawn from both the application submitted and a credit reporting agency.

  Under the Company's secured credit card program, an accountholder provides the Company with a sum of money in the form of a check or money order as security for such accountholder's payment obligations arising under the secured credit card. The funds equal all, or a portion, of the credit limit available to the accountholder. If a secured credit card account becomes delinquent, the Company may immediately withdraw funds from the deposit account to satisfy the accountholder's payment obligations. Notwithstanding this right to immediately withdraw funds, the Company typically will not withdraw funds until shortly before the secured credit card account is charged off as uncollectible.

 Account Management

  Management has found that active account management is necessary in order to respond to the changing economic environment and cardholder risk, usage and payment patterns. The Company applies new credit scores to each account multiple times each year and new behavioral scores for open accounts each month. This information is used in account management strategies relating to credit lines, pricing, usage stimulation, retention and collection. For creditworthy and profitable accounts, such periodic review may result in more favorable pricing, higher credit lines or other enhancements which, based on testing, are likely to increase account usage or the overall profitability of an account. Conversely, for delinquent or other accounts with significant credit risk, periodic review may result in an account being reassigned to a higher risk category and hence not being eligible for credit line increases or, in certain circumstances, having pricing adjusted upward or the credit line reduced.

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

 Collection Procedures

  The Company generally considers an account delinquent if a minimum payment due thereunder is not received by the Company by the accountholder's payment due date. The Company makes use of behavioral scoring models designed to predict the probability of an account charging off. Based on the behavioral score and certain other factors, the Company determines the timing of the collection activity to be implemented for the account. Delinquent accounts are currently referred for contact by phone between seven and 60 days after contractual delinquency, depending on the accountholder's risk profile. In any event, the accountholder's statement reflects the request for payment of past due amounts. Efforts to collect delinquent credit card accounts are generally made by the Company's regular collection group, supplemented in certain cases by collection agencies.

  The focus of the Company's response to an early stage delinquency is rehabilitation and identification of the causes for delinquency. The Company's policies and procedures are designed to encourage accountholders to pay delinquent amounts; for example, once a delinquent account has re-established a payment pattern with three consecutive minimum monthly payments, it can be re-aged as current. Federal guidelines restrict how frequently an account can be re-aged, renewed or extended.

  The Company reserves the right to suspend charging privileges at any time after an account enters the collections process. In most cases, an account is restricted and charging privileges are suspended no later than 105 days after contractual delinquency. The Company may also, at its discretion, enter into arrangements with delinquent accountholders to extend or otherwise change payment schedules.

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

  The Company has developed proprietary integrated systems which allow associates to manage the large volumes of data collected through the IBS process and to utilize such data in the Company's account solicitations, application processing, account management and retention strategies. The Company uses this information to predict consumer behavior and then matches prospects to lending products with various terms and fees. These systems also allow the Company's customer service representatives to access account specific information when responding to customer inquiries.

 Funding

  The Company's primary methods of funding include loan securitizations, issuing certificates of deposit, senior and deposit notes and other borrowings, and fed funds purchased from financial institutions. For a discussion of the Company's funding program, see pages 19-20 and pages 28-29 of the Annual Report under the respective headings "Management's Discussion and Analysis of Financial Condition and Results of Operations--Managed Consumer Loan Portfolio" and "-- Funding," which are incorporated herein by reference.

COMPETITION

  As a marketer of credit card products, the Company faces intense and increasing competition in all aspects of its business from numerous bank and non-bank providers of financial services. Many of these companies are substantially larger and have more resources than the Company. The Company competes with national, regional and local issuers of Visa and MasterCard credit cards. In addition, American Express, Discover Card, Diner's Club and, to a certain extent, smart cards and debit cards, represent additional competition in the general purpose credit card market. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and customer loyalty is often limited. The Company believes that IBS will allow it to more effectively compete in this and new markets. There can be no assurance, however, that the Company's ability to market its services successfully or to obtain adequate yield on its loans will not be impacted by the nature of the competition that now exists or may later develop.

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

EMPLOYEES

  As of December 31, 1998, the Company employed 10,073 full-time and 359 part-time employees, which the Company refers to as "associates." A central part of the Company's philosophy is to attract and maintain a highly capable staff. The Company views current associate relations to be satisfactory. None of the Company's associates are covered under collective bargaining agreements.

SUPERVISION AND REGULATION

 General

  The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "Bureau of Financial Institutions"), the Federal Reserve Board (the "Federal Reserve"), the Federal Reserve Bank of Richmond, the FDIC and in the case of the United Kingdom branch of the Bank, the Financial Services Authority. The Bank is not a "bank" under the Bank Holding Company Act of 1956, as amended (the "BHCA"), because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others,
(iii) does not accept any savings or time deposits of less than $100,000, other than as permitted as collateral for extensions of credit, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. Due to the Bank's status as a limited purpose credit card bank, any non-credit card operations which may be conducted by the Company must be conducted in other operating subsidiaries of the Company.

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

 Dividends and Transfers of Funds

  The principal source of funds for the Corporation to pay dividends on stock, make payments on debt securities and meet other obligations is dividends from its direct and indirect subsidiaries. There are various federal and Virginia law limitations on the extent to which the Bank and the Savings Bank can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, Federal Reserve, OTS and Virginia law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act governing transactions between an insured depository institution and its affiliates and general federal and Virginia regulatory oversight to prevent unsafe or unsound practices. In general, federal banking laws prohibit an insured depository institution, such as the Bank and the Savings Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. In addition, the Savings Bank is required to give the OTS at least 30 days' advance notice of any proposed dividend. Under OTS regulations, other limitations apply to the Savings Bank's ability to pay dividends, the magnitude of which depends upon the extent to which the Savings Bank meets its regulatory capital requirements. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by the Bank if the Bureau of Financial Institutions determines that such a limitation would be in the public interest and necessary for the Bank's safety and soundness.

 Capital Adequacy

  The Bank and the Savings Bank are currently subject to capital adequacy guidelines adopted by the Federal Reserve and the OTS, respectively. For a further discussion of the capital adequacy guidelines, see page 29 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Adequacy" and Note K to Consolidated Financial Statements on page 51, which are incorporated herein by reference.

 FDICIA

  Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal bank regulatory authorities to take "prompt corrective action" ("PCA") in respect of insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an insured depository institution is considered to be well-capitalized if it maintains a Tier 1 risk-based capital ratio (or core capital to risk-adjusted assets in the case of the Savings Bank) of at least 6.00%, a total risk-based capital ratio of at least 10.00% and a Tier 1 leverage capital ratio (or core capital ratio in the case of the Savings Bank) of at least 5.00%, and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. An insured depository institution is considered to be adequately-capitalized if it maintains a Tier 1 risk-based capital ratio (or core capital to risk-adjusted assets in the case of the Savings Bank) of at least 4.00%, a total risk-based capital ratio of at least 8.00% and a Tier 1 leverage capital ratio (or core capital ratio in the case of the Savings Bank) of at least 4.00% (3.00% for certain highly rated institutions), and does not otherwise meet the well-capitalized definition. The three undercapitalized categories are based upon the amount by which the insured depository institution falls below the ratios applicable to adequately-capitalized institutions. The capital categories are determined solely for the purposes of applying FDICIA's PCA provisions, as discussed below, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of the Bank or the Savings Bank.

  As of December 31, 1998, each of the Bank and the Savings Bank met the requirements for a "well-capitalized" institution. A "well-capitalized" classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including the Bank and the Savings Bank.

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

  FDICIA requires the federal banking agencies to review the risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities. The OTS amended its risk-based capital rules to incorporate interest rate risk requirements under which a savings bank must hold additional capital if it projects an excessive decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. These standards are not yet in effect.

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

  The Bank and the Savings Bank may accept brokered deposits as part of their funding. Under FDICIA, only "well-capitalized'" and "adequately-capitalized" institutions may accept brokered deposits. "Adequately-capitalized" institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the institution's normal market area.

 Liability for Commonly-Controlled Institutions

  Under the "cross-guarantee" provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), insured depository institutions such as the Bank and the Savings Bank may be liable to the FDIC in respect of any loss or reasonably anticipated loss incurred by the FDIC resulting from the default of, or FDIC assistance to, any commonly controlled insured depository institution. The Bank and the Savings Bank are commonly controlled within the meaning of the FIRREA cross-guarantee provision.

 Investment Limitation and Qualified Thrift Lender Test

  Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank's assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain "qualified thrift investments" (residential mortgages and related investments, including certain mortgage backed and mortgage related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every 12 months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities and to certain other penalties, and could subject the Company to the provisions of the BHCA, including the activity restrictions that apply generally to bank holding companies and their affiliates. As of December 31, 1998, 86.07% of the Savings Bank's portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

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

 Year 2000

  On October 15, 1998, the Office of the Comptroller of the Currency -- Department of Treasury, the Federal Reserve, the FDIC and the OTS -- Department of Treasury, together published Interagency Guidelines establishing Year 2000 Standards for Safety and Soundness. These were made effective November 2, 1998, by the Federal Reserve (Amendments to Regulation H Membership of State Banking Institutions in the Federal Reserve System, Appendix D-2 -- Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness) (the "Standards"). Among other things, the Standards require components and timetables for the review of mission critical systems for year 2000 readiness, renovation of internal and external mission critical systems, testing of mission critical systems, business resumption contingency planning, remediation contingency planning, customer risk assessment and involvement of the board of directors and management. The Company's year 2000 plan is subject to and in compliance with the Standards. For a further discussion of the Company's preparation for the year 2000, see pages 33-34 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Outlook -- Year 2000."

 Legislation

  From time to time legislation has been proposed in Congress to limit interest rates and fees that could be charged on credit card accounts or otherwise restrict practices of credit card issuers. Various bills have also been introduced that would eliminate a separate savings bank charter, possibly requiring that existing savings banks become banks; eliminate or restrict the authority of a unitary savings and loan holding company to engage in activities ineligible for bank holding companies; and repeal in some respects the provisions of the Glass-Steagall Act prohibiting certain banking organizations from engaging in certain securities activities and the provisions of the BHCA prohibiting affiliations between banking organizations and non-banking organizations. Legislation has also been proposed to change existing federal bankruptcy laws. It is unclear at this time whether and in what form any such legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank or the Company would be. Congress may in the future consider other legislation that would materially affect the banking or credit card industries.

 Investment in the Corporation, the Bank and the Savings Bank

  Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or Virginia law. Investors are responsible for insuring that they do not, directly or indirectly, acquire shares of capital stock of the Company in excess of the amount which can be acquired without regulatory approval.

  The Bank and the Savings Bank are each "insured depository institutions" within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Company without, in most cases, prior written approval of the Federal Reserve or the OTS, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of voting stock of the Corporation. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified "control factors" as set forth in the applicable regulations.

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

 Interstate Taxation

  Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. Based on the volume of its business in these states and the nature of the legislation passed to date, the Company currently believes that this development will not materially affect the financial condition of the Bank, the Savings Bank or the Company. The states may also consider legislation to tax income derived from transactions conducted through the Internet. The Company currently solicits accounts and takes account information via the Internet. It is unclear at this time, however, whether and in what form any such legislation will be adopted or, if adopted, what its impact on the Company would be.

RISK FACTORS

  This Annual Report on form 10-K contains forward-looking statements. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information relating to growth in diluted earnings per share, return on equity, growth in managed loans outstanding and customer accounts, net interest margins, funding costs, operations costs and employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" or similar expressions. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them.

  Although the Company has tried to discuss all important factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and it is not possible for the Company to predict such risks or to estimate the extent to which they may affect the Company's financial performance.

  Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed below. The Company's future performance and actual results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. This section highlights specific risks that could affect the Company and its business.

Intense Competition

  The Company faces intense competition from many other providers of credit cards and other financial products and services. In particular, the Company competes with national, regional and local bank card issuers, and with other general purpose credit or charge card issuers. The Company also competes, to a lesser extent, with "smart card" and debit card providers and with single purpose card issuers, such as department stores. Many of these companies are substantially larger than the Company and have more capital and other resources than the Company does. Additionally, other credit card companies compete with the Company for customers by offering lower interest rates and fees. Because customers generally choose credit card issuers based on price (mostly interest rates and fees), credit limit and other product features, customer loyalty is limited. The Company may lose entire accounts, or may lose account balances, to competing card issuers.

  In the past, the Company has faced intense competition primarily with its low introductory rate credit cards. Recently, however, the competition with the Company's other credit card products, such as its low fixed rate cards, secured cards and other customized cards, has also become more intense. The Company expects that competition will continue to grow more intense with respect to all of its products, including the Company's products in the United Kingdom and Canada, the telecommunications services offered by America One and the automobile loans offered by Summit.

 Accounts and Loan Balances Will Fluctuate

  The Company's accounts and loan balances and the rate at which they grow are affected by a number of factors, including how the Company allocates its marketing investment among different products and the rate at which customers transfer their accounts and loan balances to competing card issuers. Accounts and loan balances are also affected by general economic conditions, which may increase or decrease the amount of spending by customers and their ability to repay their loans, and other factors beyond the control of the Company

  Because the Company designed its IBS to take advantage of market opportunities, it is difficult for the Company to forecast how it will spend its marketing funds and on which products. Likewise, the Company's account and loan balance growth is affected by many factors, including the ones mentioned above. The Company's results, therefore, will vary as marketing investments, accounts and loan balances fluctuate.

Difficulty of Sustaining and Managing Growth

  The Company's growth strategy is threefold. First, the Company seeks to continue to grow its domestic credit card business. Second, the Company desires to grow its lending business internationally, in the United Kingdom, Canada and beyond. Third, the Company hopes to identify and pursue new business opportunities, both financial and non-financial. The Company's management believes that, through IBS, the Company can grow its credit card portfolio both domestically and internationally and develop new products and services.
However, there are a number of factors that can affect the Company's ability to do so including:

  . the Company's ability to retain existing customers and to attract new customers;
  . the growth of existing and new account balances;
  . the delinquency and charge off levels of accounts;
  . the availability of funding on favorable terms;
  . the amount of funds available for marketing investment used to solicit new customers;
  . general economic and other factors;
  . a favorable interest rate environment;
  . the Company's ability to build or acquire the necessary operational and organizational infrastructure; and
  . the Company's ability to recruit experienced management and operations personnel.

The Company's expansion internationally is affected by additional factors such as limited access to information, differences in cultural attitudes toward credit, new regulatory and legislative environments and differences from the United States historical experience of portfolio performance in different countries.

  Difficulties or delays in the development, production, testing and marketing of new products or services will affect the success of such products or services. Such difficulties could include:

  . failure to implement new product or service programs on time;
  . failure of customers to accept these products or services;
  . operational difficulties or delays;
  . losses arising from the testing of new products or services; and . legal and other difficulties.

In addition, the Company's new product and services may not achieve the same financial results as the Company has achieved in the past from its credit card business.

 Limited Availability of Financing and Variable Funding Costs

  Like most credit card companies, the Company's primary source of funding is the securitization of consumer loans. Securitization transactions involve the sale of beneficial interests in consumer loan balances. Until now, the Company has completed securitization transactions on terms that it believes are favorable. The availability of securitization funding, however, depends on how difficult and expensive such funding is. Securitizations can be affected by many factors, such as whether a third party will guarantee the Company's obligations and the rates at which accountholders have repaid their balances in the past. In addition, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms. Securitizations may not always offer the Company attractive funding, and the Company may have to seek other more expensive funding sources in the future.

  In general, the amount, type and cost of the Company's financing affects the Company's financial results. Changes within the Company's organization, changes in the activities of parties the Company has agreements or understandings with, and changes affecting the Company's investments could all make the financing available to the Company more difficult, more expensive or unavailable on any terms. In addition, banks, savings banks and similar companies compete with the Company for funding. Some of these institutions are publicly traded. Many of these institutions are substantially larger, have more capital and other resources and have better financial ratings than the Company. Competition from these other borrowers may increase the Company's cost of funds. Events that disrupt capital markets and other reasons beyond the Company's control could also make the Company's funding sources more expensive or unavailable.

Risk of Increased Delinquencies and Credit Losses

  The Company, like other consumer lenders, faces the risk that accountholders will not repay their loans, resulting in accounts becoming uncollectible. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. Therefore, the rate of missed payments, or "delinquencies," on the Company's portfolio of loans, and the rate at which consumers may be expected to file for bankruptcy, can be used to predict the future rate at which the Company charges off its consumer loans. A high charge-off rate would hurt the Company's financial performance and the performance of the Company's securitizations.

  Widespread increases in past-due payments and nonpayment are most likely to occur if the country or a regional area encounters an economic downturn, such as a recession, but they could also occur for other reasons. For example, fraud can cause loss. In addition, the age and rate of growth, or "seasoning," of a consumer loan portfolio also affects the rate of missed payments and loans charged off as uncollectible. If the Company makes fewer loans than it has in the past, the proportion of new loans in its portfolio will decrease and the delinquency rate and charge-off rate may increase. Therefore, the seasoning of accounts may require higher loan loss provisions and reserves. This would result in lower earnings unless offset by other changes.

  In addition, the Company markets many of its secured card products and other customized credit card products to consumers with limited credit histories. As a result, these underserved markets sometimes have less experience with credit risk and performance. These markets, in some cases, also have higher delinquency and charge-off rates. Although the Company believes that its IBS can help it to effectively price these products in relation to their risk, the Company may not set high enough fees and rates for these accounts to offset the higher delinquency and loss rates that the Company expects.

Risk of Economic Downturns and Social Factors

  Delinquencies and credit losses in the credit card industry generally increase during periods of an economic downturn or recession. Likewise, consumer demand may decline during an economic downturn or recession. Accordingly, an economic downturn or recession (either local or national) can hurt the Company's financial performance as accountholders default on their loans or carry lower balances. As the Company increasingly markets its cards internationally, an economic downturn or recession outside the United States could also hurt the Company's financial performance. A variety of social factors may also cause changes in credit card use, payment patterns and the rate of defaults by accountholders. Social factors include changes in consumer confidence levels, the public's perception of the use of credit cards and changing attitudes about incurring debt and the stigma of personal bankruptcy. The Company believes that it can manage these risks through its underwriting criteria and product design. Nevertheless, underwriting criteria and design may not be enough to protect the Company's growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.


Risk of Interest Rate Fluctuations

  The Company, like other financial institutions, borrows money from institutions and depositors in order to lend money to customers. The Company earns interest on the consumer loans it makes, and pays interest on the deposits and borrowings it uses to fund those loans. The difference between these two rates affects the value of the Company's assets and liabilities. If the rate of interest the Company pays on its borrowings increases more than the rate of interest the Company earns on its loans, the Company's earnings could fall. The Company's earnings could also be hurt if the rates on its consumer loans fall more quickly than those on its borrowings.

  The Company manages these risks partly by changing the interest rates it charges on its customer accounts. The success of repricing accounts to match an increase or decrease in the Company's borrowing rates depends on the overall product mix of such accounts, the actual amount of accounts repriced, the rate at which the Company is originating new accounts, and the Company's ability to retain accounts (and the related loan balances) after being repriced. For example, if the Company increases the interest rate it charges on its consumer loan accounts and the accountholders close their accounts as a result, then the Company won't be able to match its increased borrowing costs as quickly.

  The Company also manages the risk of interest rate fluctuations through various financial instruments and techniques, such as interest rate swaps and
similar financial instruments, hedging and other techniques.   The goal is to
maintain an interest rate neutral or "matched" position, where interest rates on loans and borrowings go up or down by the same amount and at the same time. The Company cannot, however, always achieve this position at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, then the Company's earnings could be hurt.

Regulation and Legislation Can Change

   Federal and state laws and rules significantly limit the types of activities in which the Company engages. For example, federal and state consumer protection laws and rules limit the manner in which the Company may offer and extend credit. From time to time, the United States Congress and the states consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry. Such new laws or rules could limit the amount of interest or fees the Company can charge or restrict its ability to collect on account balances, or materially affect the Company or the banking or credit card industries in some other manner. Various bills have also been introduced that would eliminate a separate savings bank charter, possibly requiring that existing savings banks become banks; eliminate or restrict the authority of a unitary savings and loan holding company to engage in activities ineligible for bank holding companies; and repeal in some respects the provisions of the Glass-Steagall Act prohibiting certain banking organizations from engaging in certain securities activities and the provisions of the BHCA prohibiting affiliations between banking organizations and non-banking organizations. The laws governing bankruptcy and debtor relief also could change, making it more expensive or more difficult for the Company to collect from its customers. Congress is currently considering legislation that would change the existing federal bankruptcy laws. Because it is not clear whether or in what form Congress may adopt this legislation, the Company cannot predict how this legislation may affect the Company, the Bank or the Savings Bank.

   In addition, the existing laws and rules are complex. If the Company fails to comply with them it might not be able to collect its loans in full, or it might be required to pay damages or penalties to its customers. For these reasons, new or changes in existing laws or rules could hurt the Company's profits.


Expenses and Other Costs Will Fluctuate

  The Company's expenses and other costs, such as associate and marketing expenses, directly effect its earnings results. Many factors can influence the amount of the Company's expenses, as well has how quickly they grow. As the Company's business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization or a reevaluation of business strategies. Other factors that can affect expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, accounting policies that change can significantly effect how the Company calculates its expenses and earnings.


Risk of Technology Delays and Year 2000 Compliance

  The Company uses its sophisticated computer systems in all aspects of its business, from IBS to payment processing to customer service. The Company also uses various outside vendors of computer systems and products. System delays, malfunctions and errors in these systems could cause delays and additional costs in most areas in which the Company relies on computers. In addition, if computer problems are not corrected quickly, customers could become dissatisfied. This could affect the Company's customer base and the level of service it provides.

  The "Year 2000 Issue," for example, has arisen because many computer systems around the world use two digits instead of four digits to define a year. As a result, many computers will read the year 2000 as 1900 unless these computers are modified or replaced. The Company's preparations for the year 2000 are described on pages 33-34 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook - Year 2000." The Company expects to have all of its system modifications completed and tested extensively by the end of 1999, but unforeseen problems could arise if the Company, or the companies with which it does business, are not prepared for the year 2000. The Company relies heavily on its computers and any delays or malfunctions could hurt the Company's financial results. In addition, vendors used by the Company might not be year 2000 compliant. If these vendors don't provide the products, services or systems that the Company needs, the Company's business and operations could be hurt. For example, if the United States postal service or the Company's telephone carriers are not year 2000 compliant, the Company's ability to solicit new customers and service the accounts of its existing customers could be disrupted or delayed.

 Statistical Information

  The statistical information required by Item 1 is in the Annual Report, and is incorporated herein by reference, as follows:

                                                                                  PAGE IN THE COMPANY'S ANNUAL
                                                                                  REPORT TO ITS STOCKHOLDERS FOR
          GUIDE 3 DISCLOSURE                                                      THE YEAR ENDED DECEMBER 31, 1998
          --------------------------------------------------------------------    ---------------------------------
I.        Distribution of Assets, Liabilities and Stockholders' Equity;
          Interest Rates and Interest Differential............................    20-24
II.       Investment Portfolio................................................    45
III.      Loan Portfolio......................................................    19-20, 25-28, 30, 53
IV.       Summary of Loan Loss Experience.....................................    26-28, 46
V.        Deposits............................................................    23, 28-29
VI.       Return on Equity and Assets.........................................    17
VII.      Other Borrowings....................................................    28-29


ITEM 2.   PROPERTIES.

  The Company leases its principal executive office at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia, consisting of approximately 43,400 square feet. The lease commenced January 1, 1995 and the Company has exercised its option to extend the lease until February 28, 2005.

  The Company owns administrative offices and credit card facilities in Richmond, Virginia, consisting of approximately 470,000 square feet, from which it conducts its credit, collections, customer service and other operations. The Company also leases additional facilities consisting of an aggregate of approximately 1,800,000 square feet (excluding the principal executive office) from which credit, collections, customer service and other operations are conducted, primarily in Virginia, Florida, Texas and London. The Company also owns a facility in Nottingham, Great Britain, consisting of approximately 267,000 square feet. The Company expects to lease or purchase additional facilities in Florida, Texas, Virginia, Washington and the United Kingdom consisting of an aggregate of approximately 1,180,000 square feet.


ITEM 3.   LEGAL PROCEEDINGS.

  During 1995, a lawsuit was filed against the Bank on behalf of a putative class of California debtors alleging that certain collection practices engaged in by Signet Bank and, subsequently, by the Bank violated certain California state laws and constitutional and common law duties. Specifically, plaintiffs allege that filing lawsuits in Virginia against California debtors who had defaulted on their credit card agreements, obtaining judgments in Virginia and enforcing those judgments using Virginia garnishments proceedings was improper.

  In early 1997, the Superior Court of California in the County of Almeda entered judgment in favor of the Bank on all of the plaintiffs' claims. The plaintiffs appealed the ruling to the California Court of Appeals. In early 1999, the California Court of Appeals affirmed the trial court's ruling in favor of the Bank on six counts, but reversed the trial court's ruling on two counts of the plaintiffs' complaint. The Bank intends to petition for further appellate review of the California Court of Appeals ruling on the two remaining counts.

  Because no specific measure of damages is demanded in the complaint of the California case and the trial court entered judgment in favor of the Bank before the parties completed any significant discovery, an informed assessment of the ultimate outcome of this case cannot be made at this time. Management believes, however, that there are meritorious defenses to this lawsuit and intends to defend it vigorously.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  During the fourth quarter of the Company's fiscal year ending December 31, 1998, no matters were submitted to a vote of the stockholders of the Company.


                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The information required by Item 5 is included under "Supervision and Regulation-Dividends and Transfers of Funds" herein and in the Annual Report on pages 28-29 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funding" and "--Capital Adequacy," on page 35 under the heading "Selected Quarterly Financial Data" and on page 51 in Note K to Consolidated Financial Statements, and is incorporated herein by reference and filed as part of Exhibit 13.


ITEM 6.   SELECTED FINANCIAL DATA.

  The information required by Item 6 is included in the Annual Report on page 17 under the heading "Selected Financial and Operating Data," and is incorporated herein by reference and filed as part of Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by Item 7 is included in the Annual Report on pages 18-34 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference and filed as part of Exhibit 13.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The information required by Item 7A is included in the Annual Report on pages 30-31 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity," and is incorporated herein by reference and filed as part of Exhibit 13.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Item 8 is included in the Annual Report on page 37 under the heading "Report of Independent Auditors," on pages 38-54 under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and on page 35 under the heading "Selected Quarterly Financial Data," and is incorporated herein by reference and filed as part of Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

  The information required by Item 10 is included in the Company's 1999 Proxy Statement (the "Proxy Statement") on pages 5-7 under the heading "Information About Our Directors and Executive Officers" and on page 4 under the heading "Information About Capital One's Common Stock Ownership--Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation's 1998 fiscal year.


ITEM 11.   EXECUTIVE COMPENSATION.

  The information required by Item 11 is included in the Proxy Statement on pages 8-9 under the heading "Information About Our Directors and Executive Officers--Compensation of the Board," on pages 10-16 under the heading "Compensation of Executive Officers" and on pages 17-20 under the heading "Report on Executive Compensation of the Compensation Committee," and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is included in the Proxy Statement on page 3 under the heading "Information About Capital One's Common Stock Ownership," and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by Item 13 is included in the Proxy Statement on page 9 under the heading "Information About Our Directors and Executive Officers--Related Party Transactions with Directors," and is incorporated herein by reference.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) The following consolidated financial statements of Capital One Financial Corporation, included in the Annual Report, are incorporated herein by reference in Item 8:

  Report of Independent Auditors, Ernst & Young LLP

  Consolidated Balance Sheets--As of December 31, 1998 and 1997

  Consolidated Statements of Income--Years ended December 31, 1998, 1997 and
  1996

  Consolidated Statements of Changes in Stockholders' Equity--Years ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements

  Selected Quarterly Financial Data--As of and for the years ended December 31, 1998 and 1997

  (2) All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

  (3) Exhibits:

  The following exhibits are incorporated by reference or filed herewith. References to (i) the "1994 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; (ii) the "1995 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1995;
(iii) the "1996 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1996; and (iv) the "1997 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   EXHIBIT
----------
  NUMBER                                                     DESCRIPTION
---------     ----------------------------------------------------------------------------------------------------
3.1           Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the 1994 Form 10-K).

3.2           Restated Bylaws of Capital One Financial Corporation (as amended January 24, 1995) (incorporated by reference to
              Exhibit 3.2 of the 1994 Form 10-K).

4.1           Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 1997 Form 10-K).

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

4.8.2         Copy of 7 1/8% Notes due 2008.

4.9           Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein.

10.1          Amended and Restated Distribution Agreement dated April 30, 1996 among Capital One Bank and the agents named therein
              (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for period ending June 30,
              1996).

10.1.1        Amendment to Amended and Restated Distribution Agreement dated April 21, 1998 among Capital One Bank and the agents named therein.

10.2          Distribution Agreement dated April 30, 1996, among Capital One Bank and the agents named therein (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

10.2.1        Amendment to Distribution Agreement dated April 30, 1998, among Capital One Bank and the agents named therein.

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

10.3.3        Amended and Restated Change of Control Employment Agreement dated as of December 18, 1997 between Capital One
              Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.3.3 of the 1997 Form 10-K).

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

10.4.3        Amended and Restated Change of Control Employment Agreement dated as of December 18, 1997 between Capital One
              Financial Corporation and Nigel W. Morris (incorporated by reference to Exhibit 10.4.3 of the 1997 Form 10-K).

10.6.1        Change of Control Employment Agreement dated as of November 1, 1994, between Capital One Financial Corporation and
              John G. Finneran, Jr. (incorporated by reference to Exhibit 10.15 of the 1994 Form 10-K).

10.6.2        Amendment to Change of Control Employment Agreement dated as of December 18, 1997 between Capital One Financial
              Corporation and John G. Finneran, Jr. (incorporated by reference to Exhibit 10.15 of the 1997 Form 10-K).

10.7          Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the 1996 Form 10-K).

10.8          Intentionally left blank.

10.9          Form of Change of Control Agreement between Capital One Financial Corporation and certain of its senior executives.

10.10         Form of Amendment to Change of Control Agreement between Capital One Financial Corporation and certain of its senior executives.

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

10.15         Intentionally left blank.

10.16         Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American
              Management Systems, Inc. (incorporated by reference to Exhibit 10.33 of the 1995 Form 10-K).

10.17.1       Amended and Restated Lease Agreement dated as of October 14, 1998 between First Security Bank of Utah, N.A., as owner trustee for the COB Real Estate Trust 1995-1, as lessor and Capital One Realty, Inc., as lessee.

10.17.2       Guaranty dated as of October 14, 1998 from Capital One Bank in favor of First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services,
              Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein.

10.18         Amended and Restated Credit Agreement, dated as of November 25, 1996, among Capital One Financial Corporation, Capital
              One Bank, Capital One, F.S.B. and The Chase Manhattan Bank, as administrative agent (incorporated by reference to
              Exhibit 10.21 of the 1996 Form 10-K).

10.19         Revolving Credit Facility Agreement dated as of August 29, 1997 by and among Capital One Finance Company and Capital
              One Inc., as original borrowers, Capital One Financial Corporation, as original guarantor, and the agents and lenders named therein (incorporated by reference to Exhibit 10.19 of the 1997 Form 10-K).

13            The portions of Capital One Financial Corporation's 1998 Annual Report to Stockholders that are incorporated by reference herein.

21            Subsidiaries of the Registrant.

23            Consent of Ernst & Young LLP.

27            Financial Data Schedule.

(b) Reports on Form 8-K

The Company filed on October 13, 1998 a Current Report on Form 8-K dated October 13, 1998, Commission File No. 1-13300, enclosing its press release dated October 13, 1998.

The Company filed on October 21, 1998 a Current Report on Form 8-K dated October 20, 1998, Commission File No. 1-13300, enclosing its press release dated October 20, 1998.

The Company filed on December 8, 1998 a Current Report on Form 8-K dated December 7, 1998, Commission File No. 1-13300, enclosing its press release dated December 7, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CAPITAL ONE FINANCIAL CORPORATION


                                  By: /s/ David M. Willey
                                  ---------------------------
                                  David M. Willey
                                  Senior Vice President, Finance and Accounting, Treasurer and Assistant Secretary

Date: March 25, 1999

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 25TH DAY OF MARCH, 1999.



         SIGNATURE                             TITLE
         ---------                             -----

/s/ Richard D. Fairbank          Director, Chairman and Chief Executive
--------------------------       Officer (Principal Executive Officer)
Richard D. Fairbank


/s/ Nigel W. Morris              Director, President and Chief Operating Officer
--------------------------
Nigel W. Morris


/s/ David M. Willey              Senior Vice President, Finance and Accounting,
--------------------------       Treasurer and Assistant Secretary
David M. Willey                  (Principal Accounting and Financial Officer)


/s/ W. Ronald Dietz              Director
--------------------------
W. Ronald Dietz


/s/ James A. Flick, Jr.          Director
--------------------------
James A. Flick, Jr.


/s/ Patrick W. Gross             Director
--------------------------
Patrick W. Gross


/s/ James V. Kimsey              Director
--------------------------
James V. Kimsey


/s/ Stanley I. Westreich         Director
--------------------------
Stanley I. Westreich

                 EXHIBITS TO CAPITAL ONE FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            DATED DECEMBER 31, 1998

                          COMMISSION FILE NO. 1-13300

  EXHIBIT
------------
   NUMBER                                            DESCRIPTION
------------     --------------------------------------------------------------------------------------
3.1           Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the 1994 Form 10-K).

3.2           Restated Bylaws of Capital One Financial Corporation (as amended January 24, 1995) (incorporated by reference to
              Exhibit 3.2 of the 1994 Form 10-K).

4.1           Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 1997 Form 10-K).

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

4.6.2         Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the 1996 Form 10-
              K).

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

4.8.2         Copy of 7 1/8% Notes due 2008.

4.9           Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein.

10.1          Amended and Restated Distribution Agreement dated April 30, 1996 among Capital One Bank and the agents named therein
              (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for period ending June 30,
              1996).

10.1.1        Amendment to Amended and Restated Distribution Agreement dated April 21, 1998 among Capital One Bank and the agents named therein.

10.2          Distribution Agreement dated April 30, 1996, among Capital One Bank and the agents named therein (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

10.2.1        Amendment to Distribution Agreement dated April 30, 1998, among Capital One Bank and the agents named therein.

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

10.3.3        Amended and Restated Change of Control Employment Agreement dated as of December 18, 1997 between Capital One
              Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.3.3 of the 1997 Form 10-K).

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

10.4.3        Amended and Restated Change of Control Employment Agreement dated as of December 18, 1997 between Capital One
              Financial Corporation and Nigel W. Morris (incorporated by reference to Exhibit 10.4.3 of the 1997 Form 10-K).

10.6.1        Change of Control Employment Agreement dated as of November 1, 1994, between Capital One Financial Corporation and
              John G. Finneran, Jr. (incorporated by reference to Exhibit 10.15 of the 1994 Form 10-K).

10.6.2        Amendment to Change of Control Employment Agreement dated as of December 18, 1997 between Capital One Financial
              Corporation and John G. Finneran, Jr. (incorporated by reference to Exhibit 10.15 of the 1997 Form 10-K).

10.7          Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the 1996 Form 10-K).

10.8          Intentionally left blank.

10.9          Form of Change of Control Agreement between Capital One Financial Corporation and certain of its senior executives.

10.10         Form of Amendment to Change of Control Agreement between Capital One Financial Corporation and certain of its senior executives.

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

10.14         1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Registrant's Registration Statement on
              Form S-8 Commission File No. 33-91790, filed May 1, 1995).

10.15         Intentionally left blank.

10.16         Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American
              Management Systems, Inc. (incorporated by reference to Exhibit 10.33 of the 1995 Form 10-K).

10.17.1       Amended and Restated Lease Agreement dated as of October 14, 1998 between First Security Bank of Utah, N.A., as owner trustee for the COB Real Estate Trust 1995-1, as lessor and Capital One Realty, Inc., as lessee.

10.17.2       Guaranty dated as of October 14, 1998 from Capital One Bank in favor of First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services,
              Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein.

10.18         Amended and Restated Credit Agreement, dated as of November 25, 1996, among Capital One Financial Corporation, Capital
              One Bank, Capital One, F.S.B. and The Chase Manhattan Bank, as administrative agent (incorporated by reference to
              Exhibit 10.21 of the 1996 Form 10-K).

10.19         Revolving Credit Facility Agreement dated as of August 29, 1997 by and among Capital One Finance Company and Capital
              One Inc., as original borrowers, Capital One Financial Corporation, as original guarantor, and the agents and lenders named therein (incorporated by reference to Exhibit 10.19 of the 1997 Form 10-K).

13            The portions of Capital One Financial Corporation's 1998 Annual Report to Stockholders that are incorporated by reference herein.

21            Subsidiaries of the Registrant.

23            Consent of Ernst & Young LLP.

27            Financial Data Schedule.