Form 10-Q
period 1999-03-31
CAPITAL ONE FINANCIAL CORP
filed 1999-05-17
CIK 927628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of April 30, 1999, there were 65,836,721 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        CAPITAL ONE FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------


                                 March 31, 1999

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (unaudited):
                        Condensed Consolidated Balance Sheets.............    3
                        Condensed Consolidated Statements of Income.......    4
                        Condensed Consolidated Statements of Changes
                         in Stockholders' Equity..........................    5
                        Condensed Consolidated Statements of
                         Cash Flows.......................................    6
                        Notes to Condensed Consolidated Financial
                         Statements.......................................    7

          ITEM 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.....   10

PART II.  OTHER INFORMATION

          ITEM 4.   Submission of Matters to a Vote of Security Holders...   29

          ITEM 6.   Reports on Form 8-K...................................   29

                    Signatures............................................   30

ITEM 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                                    March 31     December 31
                                                                      1999           1998
------------------------------------------------------------- ------------------ -----------

Assets:
Cash and due from banks                                         $     13,276    $     15,974
Federal funds sold and resale agreements                                             261,800
Interest-bearing deposits at other banks                              34,041          22,393
-------------------------------------------------------------   ------------    ------------
   Cash and cash equivalents                                          47,317         300,167
Securities available for sale                                      1,770,398       1,796,787
Consumer loans                                                     7,245,847       6,157,111
   Less:  Allowance for loan losses                                 (251,000)       (231,000)
-------------------------------------------------------------   ------------    ------------
Net loans                                                          6,994,847       5,926,111
Premises and equipment, net                                          283,159         242,147
Interest receivable                                                   66,184          52,917
Accounts receivable from securitizations                             637,563         833,143
Other                                                                352,159         268,131
-------------------------------------------------------------   ------------    ------------
   Total assets                                                 $ 10,151,627    $  9,419,403
-------------------------------------------------------------   ------------    ------------

Liabilities:
Interest-bearing deposits                                       $  2,204,162    $  1,999,979
Other borrowings                                                   1,171,440       1,644,279
Senior notes                                                       4,610,049       3,739,393
Interest payable                                                      87,501          91,637
Other                                                                661,279         575,788
-------------------------------------------------------------   ------------    ------------
   Total liabilities                                               8,734,431       8,051,076

Capital Securities                                                    97,984          97,921

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized
   50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
   300,000,000 shares, 66,556,792 issued as of
   March 31, 1999 and December 31, 1998                                  666             666
Paid-in capital, net                                                 606,929         599,498
Retained earnings                                                    757,071         679,838
Cumulative other comprehensive income                                 22,554          60,655
     Less: Treasury stock, at cost; 801,412 and 896,970
           shares as of March 31, 1999 and December 31, 1998,
           respectively                                              (68,008)        (70,251)
                                                                ------------    ------------
   Total stockholders' equity                                      1,319,212       1,270,406
                                                                ------------    ------------
   Total liabilities and stockholders' equity                   $ 10,151,627    $  9,419,403
-------------------------------------------------------------   ------------    ------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                                Three Months Ended
                                                                      March 31
----------------------------------------------------------------------------------
                                                                  1999       1998
----------------------------------------------------------------------------------

Interest Income:
Consumer loans, including fees                                 $325,067   $229,638
Federal funds sold and resale agreements                          1,487      5,078
Other                                                            26,517     23,326
------------------------------------------------------------   --------   --------
  Total interest income                                         353,071    258,042

Interest Expense:
Deposits                                                         23,942     14,138
Other borrowings                                                 23,837     16,053
Senior and deposit notes                                         72,495     63,029
------------------------------------------------------------   --------   --------
  Total interest expense                                        120,274     93,220
------------------------------------------------------------   --------   --------
Net interest income                                             232,797    164,822
Provision for loan losses                                        74,586     85,866
------------------------------------------------------------   --------   --------
Net interest income after provision for loan losses             158,211     78,956

Non-Interest Income:
Servicing and securitizations                                   271,954    168,655
Service charges and other fees                                  222,453    132,445
Interchange                                                      30,219     14,799
------------------------------------------------------------   --------   --------
  Total non-interest income                                     524,626    315,899

Non-Interest Expense:
Salaries and associate benefits                                 179,194    107,953
Marketing                                                       176,088     75,000
Communications and data processing                               58,072     29,363
Supplies and equipment                                           36,704     22,615
Occupancy                                                        13,914     10,644
Other                                                            85,996     43,308
------------------------------------------------------------   --------   --------
  Total non-interest expense                                    549,968    288,883
------------------------------------------------------------   --------   --------
Income before income taxes                                      132,869    105,972
Income taxes                                                     50,490     40,269
------------------------------------------------------------   --------   --------
Net income                                                     $ 82,379   $ 65,703
------------------------------------------------------------   --------   --------
Basic earnings per share                                       $   1.25   $   1.00
------------------------------------------------------------   --------   --------
Diluted earnings per share                                     $   1.18   $   0.96
------------------------------------------------------------   --------   --------
Dividends paid per share                                       $   0.08   $   0.08
------------------------------------------------------------   --------   --------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data) (unaudited)

                                                                                             Cumulative
                                                                                               Other                       Total
                                                Common Stock        Paid-in     Retained   Comprehensive    Treasury   Stockholders'
                                              Shares     Amount   Capital, Net  Earnings       Income        Stock        Equity
------------------------------------------- ----------- --------- ------------ ----------- --------------- ----------- -------------

Balance, December 31, 1997                   66,557,230   $ 666      $ 513,561 $ 425,140        $  2,539   $ (48,647)   $   893,259

Comprehensive income:
  Net income                                                                      65,703                                     65,703
  Other comprehensive income, net of income tax:
     Unrealized gains on securities net of income
      taxes of $134                                                                                 (218)                      (218)
     Foreign currency translation adjustments                                                          4                          4
                                                                                           ---------------              ------------
  Other comprehensive income                                                                        (214)                      (214)
                                                                                                                        ------------
Comprehensive income                                                                                                         65,489
Cash dividends - $.08 per share                                                   (5,093)                                    (5,093)
Purchases of treasury stock                                                                                   (2,364)        (2,364)
Issuances of common stock                                                  572                                   960          1,532
Exercise of stock options                         1,500                 (3,531)                                5,646          2,115
Common stock issuable under incentive plan                              32,395                                               32,395
Other items, net                                                           182                                                  182
-----------------------------------------   ----------- ---------  ----------- ----------- --------------- -----------  ------------
Balance, March 31, 1998                      66,558,730    $666      $ 543,179  $485,750        $  2,325   $ (44,405)   $   987,515
-----------------------------------------   ----------- ---------  ----------- ----------- --------------- -----------  ------------

Balance, December 31, 1998                   66,556,792    $666      $ 599,498  $679,838        $ 60,655   $ (70,251)   $ 1,270,406
Comprehensive income:
  Net income                                                                      82,379                                     82,379
  Other comprehensive income, net of income tax:
     Unrealized losses on securities, net of income
      tax benefit of $18,927                                                                     (38,177)                   (38,177)
     Foreign currency translation adjustments                                                         76                         76
                                                                                           ---------------              ------------
  Other comprehensive income                                                                     (38,101)                   (38,101)
                                                                                                                        ------------
Comprehensive income                                                                                                         44,278
Cash dividends - $.08 per share                                                   (5,166)                                    (5,166)
Purchases of treasury stock                                                                                  (24,266)       (24,266)
Issuances of common stock                                                  621        20                       2,398          3,039
Exercise of stock options                                              (16,436)                               24,111          7,675
Common stock issuable under incentive plan                              21,307                                               21,307
Other items, net                                                         1,939                                                1,939
-----------------------------------------   ----------- -------    ----------- ----------- ---------------  ----------  ------------
Balance, March 31, 1999                      66,556,792   $ 666       $606,929 $ 757,071        $ 22,554   $ (68,008)   $ 1,319,212
-----------------------------------------   ----------- -------    ----------- ----------- ---------------  ----------  ------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                                     Three Months Ended
                                                                                           March 31
--------------------------------------------------------------------------- ------------------ ------------------
                                                                                    1999                1998
--------------------------------------------------------------------------- ------------------ ------------------


Operating Activities:
Net income                                                                      $      82,379      $      65,703
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                                         74,586             85,866
     Depreciation and amortization, net                                                35,874             16,278
     Stock compensation plans                                                          21,307             32,413
     (Increase) decrease in interest receivable                                       (13,267)             7,670
     Decrease (increase) in accounts receivable from securitizations                  152,514           (107,818)
     Increase in other assets                                                         (70,234)           (16,976)
     Decrease in interest payable                                                      (4,136)              (904)
     Increase in other liabilities                                                     85,491            146,112
--------------------------------------------------------------------------- ------------------ ------------------
       Net cash provided by operating activities                                      364,514            228,344
--------------------------------------------------------------------------- ------------------ ------------------

Investing Activities:
Purchases of securities available for sale                                           (349,918)          (670,782)
Proceeds from sales of securities available for sale                                  337,059            102,271
Proceeds from maturities of securities available for sale                              25,014            303,344
Net (increase) decrease in consumer loans                                          (1,173,929)            46,659
Recoveries of loans previously charged off                                             25,145             10,976
Additions of premises and equipment, net                                              (65,614)           (18,761)
--------------------------------------------------------------------------- ------------------ ------------------
       Net cash used for investing activities                                      (1,202,243)          (226,293)
--------------------------------------------------------------------------- ------------------ ------------------

Financing Activities:
Net increase (decrease) in interest-bearing deposits                                  204,183           (152,804)
Net decrease in other borrowings                                                     (472,839)           (72,498)
Issuances of senior notes                                                             895,500            505,064
Maturities of senior notes                                                            (25,000)          (373,666)
Dividends paid                                                                         (5,166)            (5,093)
Purchases of treasury stock                                                           (24,266)            (2,364)
Net proceeds from issuances of common stock                                             4,792              1,532
Proceeds from exercise of stock options                                                 7,675              2,115
--------------------------------------------------------------------------- ------------------ ------------------
       Net cash provided by (used for) financing activities                           584,879            (97,714)
--------------------------------------------------------------------------- ------------------ ------------------
Decrease in cash and cash equivalents                                                (252,850)           (95,663)
Cash and cash equivalents at beginning of period                                      300,167            237,723
--------------------------------------------------------------------------- ------------------ ------------------
Cash and cash equivalents at end of period                                      $      47,317      $     142,060
--------------------------------------------------------------------------- ------------------ ------------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 1999
(in thousands, except per share data) (unaudited)

Note A:  Basis of Presentation

         The consolidated financial statements include the accounts of Capital One Financial Corporation (the "Corporation") and its subsidiaries. The Corporation is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending products (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company."

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

Note B:  Significant Accounting Policies

Cash and Cash Equivalents

     Cash paid for interest for the three months ended March 31, 1999 and 1998 was $124,410 and $94,124, respectively. Cash paid for income taxes for the three months ended March 31, 1999 was $11,008.

Segments

         The Company maintains three distinct business segments: lending, telecommunications and "other." The lending segment is comprised primarily of credit card lending activities. The telecommunications segment consists primarily of direct marketing cellular service. "Other" consists of various, non-lending new business initiatives.
         Management measures the performance of its business segments on a managed basis and makes resource allocation decisions based upon several factors, including managed revenue generated by the segment, net of direct costs before marketing expenses. Lending is the Company's only reportable business segment. Substantially all of the Company's reported assets, revenues and income are derived from the lending segment.

Note C:  Borrowings

         In April 1999, the Corporation issued $225,000 of seven-year fixed rate senior notes under an existing shelf registration. Existing unsecured senior debt outstanding of the Corporation under previous shelf registrations of $200,000 and $425,000 totaled $325,000 as of March 31, 1999.

Note D:  Recent Accounting Pronouncements

         In January 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued by the American Institute of Certified Public Accountants in March 1998. In accordance with SOP 98-1, the Company capitalizes certain internal use software costs which would have previously been expensed. The effect on net income was not material for the three months ended March 31, 1999.

Note E:  Earnings Per Share

         Earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings per Share" ("SFAS 128"). Pursuant to SFAS 128, basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options and restricted stock. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

         The following table sets forth the computation of basic and diluted earnings per share.

                                                                    Three Months Ended
                                                                          March 31
----------------------------------------------------------------   --------------------
(shares in thousands)                                                 1999         1998
----------------------------------------------------------------   -------      -------
Numerator:
Net income                                                        $ 82,379       65,703
----------------------------------------------------------------   -------      -------
Denominator:
Denominator for basic earnings per share -
      Weighted-average shares                                       65,746       65,428
 Effect of dilutive securities:
  Stock options                                                      4,251        2,985
  Restricted stock                                                                    2
----------------------------------------------------------------   -------      -------
 Dilutive potential common shares                                    4,251        2,987
 Denominator for diluted earnings per share -
      Adjusted weighted-average shares                              69,997       68,415
----------------------------------------------------------------   -------      -------
Basic earnings per share                                          $   1.25     $   1.00
----------------------------------------------------------------   -------      -------
Diluted earnings per share                                        $   1.18     $   0.96
----------------------------------------------------------------   -------      -------

Note F:  Commitments and Contingencies

         In connection with the transfer of substantially all of Signet Bank's credit card business to the Bank in November 1994, the Company and the Bank agreed to indemnify Signet Bank (which was acquired by First Union Bank on November 30, 1997) for certain liabilities incurred in litigation arising from that business, which may include liabilities, if any, incurred in the purported class action case described below.

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

         In early 1997, the California court entered judgement in favor of the Bank on all of the plaintiffs' claims. The plaintiffs appealed the ruling to the California Court of Appeals First Appellate District Division 4. In early 1999, the Court of Appeals affirmed the trial court's ruling in favor of the Bank on six counts, but reversed the trial court's ruling on two counts of the plaintiffs' complaint. The Bank has petitioned for further appellate review of the ruling on the two remaining counts.

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

Note G:  Subsequent Events

         On April 29, 1999, the Company's Board of Directors approved a three-for-one stock split of the common stock of the Corporation. The stock split will be performed through a 200 percent stock distribution on June 1, 1999, to stockholders of record on May 20, 1999. The following reflects the pro forma share and per share data reported if the stock split occurred as of March 31, 1999:

                                                      For the Three Months Ended
                                                                March 31
--------------------------------------------------------------------------------
(shares in thousands)                                         1999        1998
-------------------------------------------------------     --------    --------
Shares outstanding at period end:
  Common shares                                             199,670     199,676
  Treasury shares                                            (2,404)     (3,277)
Weighted-average shares for the period:
  Common shares                                             197,239     196,284
  Dilutive potential common shares                           12,752       8,961
Basic earnings per share                                   $   0.42    $   0.33
Diluted earnings per share                                 $   0.39    $   0.32

         On April 29, 1999, the Board also approved a stock options grant available to 143 members of senior management. This grant was composed of 2,369,397 options to certain key managers (including 628,145 options to the Company's Chief Executive Officer ("CEO") and Chief Operating Officer ("COO")) at the then market price of $169.375 per share (before the effect of the announced stock split). The CEO and COO gave up their salary for the year of 2001, and their annual cash incentive, annual option grants and Senior Executive Retirement Plan contributions through the year of 2001 in exchange for these options. Other members of senior management are also able to participate in the program by electing to give up all annual stock option grants for the next two years in exchange for this one-time grant. All options under this grant will vest if the stock price is at or above $300 per share for at least ten trading days in any thirty calendar-day period on or before June 15, 2002, or in nine years or upon a change of control of the Company.

ITEM 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending products (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of March 31, 1999, the Company had 18.0 million customers and $17.4 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

         Net income for the three months ended March 31, 1999 of $82.4 million, or $1.18 per share, compares to net income of $65.7 million, or $.96 per share, for the same period in 1998.

         The increase in net income is primarily a result of an increase in asset and account volumes and rates, as well as improved credit quality. Net interest income increased $68.0 million, or 41%, as the net interest margin increased to 10.49% from 9.83% and average earning assets increased by 32%. The provision for loan losses decreased $11.3 million, or 13%, as the reported charge-off rate decreased 146 basis points to 3.23% from 4.69%, although average reported loans increased by 43%. Non-interest income increased $208.7 million, or 66%, primarily as a result of the increase in the average number of accounts of 42%, an increase in average managed loans of 24% and increases in the amounts of certain fees charged. Marketing expense increased $101.1 million, or 135%, to $176.1 million as the Company continued to invest in new product opportunities. Salaries and associate benefits expense increased $71.2 million, or 66%. The $88.8 million, or 84%, increase in all other non-interest expenses as well as the increase in salaries and associate benefits expense primarily reflected increased staff and the cost of operations and the building of infrastructure to manage the growth in accounts and new product opportunities. Each component is discussed in further detail in subsequent sections of this analysis.

Managed Consumer Loan Portfolio

         The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adds back the effect of off-balance sheet consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

         The Company's managed consumer loan portfolio is comprised of reported and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), and are not assets of the Company. Therefore, those loans are not shown on the balance sheet.

       Table 1 summarizes the Company's managed consumer loan portfolio.

------------------------------------------------------------------------------
                    TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO
------------------------------------------------------------------------------
                                                         Three Months Ended
                                                               March 31
--------------------------------------------------    -----------  -----------
(in thousands)                                            1999          1998
--------------------------------------------------    -----------  -----------

Period-End Balances:
Reported consumer loans                              $ 7,245,847   $ 4,748,186
Off-balance sheet consumer loans                      10,198,391     9,254,063
--------------------------------------------------   -----------   -----------
Total managed consumer loan portfolio                $17,444,238   $14,002,249
--------------------------------------------------   -----------   -----------
Average Balances:
Reported consumer loans                              $ 6,831,724   $ 4,786,489
Off-balance sheet consumer loans                      10,603,806     9,310,986
--------------------------------------------------   -----------   -----------
Total average managed consumer loan portfolio        $17,435,530   $14,097,475
--------------------------------------------------   -----------   -----------

         Since 1990, the Company has actively engaged in consumer loan securitization transactions. Securitization involves the transfer by the Company of a pool of loan receivables to an entity created for securitizations, generally a trust or other special purpose entity ("the trusts"). The credit quality of the receivables is supported by credit enhancements, which may be in various forms including a letter of credit, a cash collateral guaranty or account, or a subordinated interest in the receivables in the pool. Certificates representing undivided ownership interests in the receivables are sold to the public through an underwritten offering or to private investors in private placement transactions. The Company receives the proceeds of the sale. The Company retains an interest in the trusts ("seller's interest") equal to the amount of the receivables transferred to the trust in excess of the principal balance of the certificates. The Company's interest in the trusts varies as the amount of the excess receivables in the trusts fluctuates as the accountholders make principal payments and incur new charges on the selected accounts. The securitization generally results in the removal of the receivables, other than the seller's interest, from the Company's balance sheet for financial and regulatory accounting purposes.

         The Company's relationship with its customers is not affected by the securitization. The Company acts as a servicing agent and receives a fee for doing so.

         Collections received from securitized receivables are used to pay interest to certificateholders, servicing and other fees, and are available to absorb the investors' share of credit losses. Amounts collected in excess of that needed to pay the above amounts are remitted to the Company, as described in Servicing and Securitizations Income.

         Certificateholders in the Company's securitization program are generally entitled to receive principal payments either through monthly payments during an amortization period or in one lump sum after an accumulation period. Amortization may begin sooner in certain circumstances, including if the annualized portfolio yield (consisting, generally, of interest and fees) for a three-month period drops below the sum of the certificate rate payable to investors, loan servicing fees and net credit losses during the period.

         Prior to the commencement of the amortization or accumulation period, all principal payments received on the trusts' receivables are reinvested in new receivables to maintain the principal balance of certificates. During the amortization period, the investors' share of principal payments is paid to the certificateholders until they are paid in full. During the accumulation period, the investors' share of principal payments is paid into a principal funding account designed to accumulate amounts so that the certificates can be paid in full on the expected final payment date.

         Table 2 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

--------------------------------------------------------------------------------
                       TABLE 2 - OPERATING DATA AND RATIOS
--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              March 31
--------------------------------------------------------------------------------
 (dollars in thousands)                              1999              1998
---------------------------------------------   --------------    --------------

Reported:
 Average earning assets                         $    8,878,408    $    6,708,901
 Net interest margin(1)                                  10.49%             9.83%
 Loan yield                                              19.03             19.19
---------------------------------------------   --------------    --------------

Managed:
 Average earning assets                         $   19,482,214    $   16,019,887
 Net interest margin(1)                                  10.59%            10.40%
 Loan yield                                              17.11             17.45
---------------------------------------------   --------------    --------------

(1) Net interest margin is equal to net interest income divided by average earning assets.

Risk Adjusted Revenue and Margin

         The Company's products are designed with the objective of maximizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the managed portfolio. Risk adjusted revenue is defined as net interest income and non-interest income less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average earning assets. It considers not only the loan yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products.

         The Company markets its card products to specific consumer segments. The terms of each card product are actively managed in an effort to maximize return at the consumer level, reflecting the risk and expected performance of the account. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the consumer's performance. In addition, since 1998, the Company has aggressively marketed low non-introductory rate cards to consumers with the best established credit profiles to take advantage of the favorable risk return characteristics of this consumer segment. Industry competitors have continuously solicited the Company's customers with similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on the Company's pricing strategies.

         By applying its IBS and in response to dynamic competitive pressures, the Company also targets a significant amount of its marketing expense to other credit card product opportunities. Examples of such products include secured cards and other customized card products including affinity and co-branded cards, student cards and other cards targeted to certain markets that are underserved by the Company's competitors. These products do not have the immediate impact on managed loan balances of the balance transfer products but typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include annual membership fees and higher annual finance charge rates. The profile of the consumers targeted for these products, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the balance transfer products.

         Table 3 provides income statement data and ratios for the Company's managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

--------------------------------------------------------------------------------
                     TABLE 3 - MANAGED RISK ADJUSTED REVENUE
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31
---------------------------------------------------   -----------    -----------
(dollars in thousands)                                    1999           1998
---------------------------------------------------   -----------    -----------


Mamaged Income Statement:
Net interest income                                   $  515,653     $  416,711
Non-interest income                                      357,647        220,683
Net charge-offs                                         (171,129)      (212,735)
---------------------------------------------------   -----------    -----------
   Risk adjusted revenue                              $  702,171     $  424,659
---------------------------------------------------   -----------    -----------

Ratios(1):
Net interest margin                                        10.59%         10.40%
Non-interest income                                         7.34           5.51
Net charge-offs                                            (3.51)         (5.31)
---------------------------------------------------   -----------    -----------
   Risk adjusted margin                                    14.42%         10.60%
---------------------------------------------------   -----------    -----------

(1) As a percentage of average managed earning assets.


Net Interest Income

         Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which include interest-bearing deposits, other borrowings and borrowings from senior and deposit notes.

         Reported net interest income for the three months ended March 31, 1999 was $232.8 million, compared to $164.8 million for the same period in the prior year, representing an increase of $68.0 million, or 41%. Net interest income increased as a result of a 32% increase in average earning assets for the three months ended March 31, 1999, versus the same period in 1998. The yield on earning assets increased 52 basis points for the three months ended March 31, 1999, to 15.91% from 15.39%, as compared to the same period in the prior year. The increase was primarily attributable to the higher proportion of average consumer loans as a percentage of average earning assets offset by a 16 basis point decrease in the yield on consumer loans for the three months ended March 31, 1999, to 19.03% from 19.19%, as compared to the same period in the prior year.

         Managed net interest income increased $98.9 million, or 24%, for the three months ended March 31, 1999, compared to the same period in the prior year as managed average earning assets increased 22% and the managed net interest margin increased 19 basis points to 10.59%. The increase in managed net interest margin principally reflects a decline in funding costs due to lower interest rates as compared to the same period in the prior year.

         Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 1999 and 1998.

----------------------------------------------------------------------------------------------------------------------------------
                                                TABLE 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
----------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended March 31
-----------------------------------------   --------------------------------------------------------------------------------------
                                                                1999                                       1998
-----------------------------------------   --------------------------------------------------------------------------------------
                                              Average         Income/        Yield/        Average        Income/          Yield/
(dollars in thousands)                        Balance         Expense        Rate          Balance        Expense          Rate
-----------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------

Assets:
Earning assets
   Consumer loans(1)                        $ 6,831,724    $   325,067       19.03%      $ 4,786,489    $   229,638        19.19%
   Federal funds sold and
      resale agreements                         126,493          1,487        4.70           362,680          5,078         5.60
   Other                                      1,920,191         26,517        5.52         1,559,732         23,326         5.98
-----------------------------------------   -----------    -----------    -----------    -----------   ------------    -----------
 Total earning assets                         8,878,408    $   353,071       15.91%        6,708,901    $   258,042        15.39%
Cash and due from banks                          11,055                                       18,622
Allowance for loan losses                      (239,333)                                    (197,333)
Premises and equipment, net                     273,416                                      165,532
 Other                                        1,227,854                                      840,727
-----------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
  Total assets                              $10,151,400                                  $ 7,536,449
-----------------------------------------   ------------   -----------    -----------    ------------   -----------    -----------
Liabilities and
  Stockholders' Equity:
Interest-bearing liabilities
   Deposits                                 $ 2,101,086    $    23,942        4.56%      $ 1,266,064    $    14,138         4.47%
   Other borrowings                           1,680,026         23,837        5.68         1,077,082         16,053         5.96
   Senior and deposit notes                   4,189,839         72,495        6.92         3,683,113         63,029         6.85
-----------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
Total interest-bearing liabilities            7,970,951    $   120,274        6.04%        6,026,259    $    93,220         6.19%
Other                                           780,966                                      462,355
-----------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
  Total liabilities                           8,751,917                                    6,488,614
Capital securities                               97,954                                       97,696
Stockholders' equity                          1,301,529                                      950,139
-----------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
  Total liabilities and
      Stockholders' equity                  $10,151,400                                  $ 7,536,449
-----------------------------------------   -----------    -----------    -----------    -----------    -----------    ----------
Net interest spread                                                           9.87%                                         9.20%
-----------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
Interest income to
   average earning assets                                                    15.91%                                        15.39%
Interest expense to
   average earning assets                                                     5.42                                          5.56
-----------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
Net interest margin                                                          10.49%                                         9.83%
-----------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------

(1)  Interest income includes  past-due fees on loans of approximately  $107,148
     and  $75,951  for  the  three   months  ended  March  31,  1999  and  1998,
     respectively.

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

---------------------------------------------------------------------------------------------------
                      TABLE 5 - INTEREST VARIANCE ANALYSIS
---------------------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                  March 31, 1999 VS. 1998
--------------------------------------------------- -----------------------------------------------
                                                        Increase             Change Due To(1)
(in thousands)                                         (Decrease)        Volume       Yield/Rate
--------------------------------------------------- --------------- --------------- ---------------

Interest Income:
Consumer loans                                          $ 95,429       $108,442        $(13,013)
Federal funds sold and resale agreements                  (3,591)        (2,881)           (710)
Other                                                      3,191         13,132          (9,941)
--------------------------------------------------- --------------- --------------- ---------------
Total interest income                                     95,029         86,007           9,022

Interest Expense:
Deposits                                                   9,804          9,509             295
Other borrowings                                           7,784         12,849          (5,065)
Senior and deposit notes                                   9,466          8,761             705
--------------------------------------------------- --------------- --------------- ---------------
Total interest expense                                    27,054         42,161         (15,107)
--------------------------------------------------- --------------- --------------- ---------------
Net interest income(1)                                   $67,975       $ 56,268        $ 11,707
---------------------------------------------------------------------------------------------------

(1) The change in interest due to both volume and yield/rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

         In accordance with SFAS 125, the Company records gains or losses on the securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivables and are included in servicing and securitizations income. This excess cash flow essentially represents an "interest only" ("I/O") strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to certificateholders, estimated contractual servicing fees and credit losses. However, exposure to credit losses on the securitized loans is contractually limited to these cash flows.

         Servicing and securitizations income increased $103.3 million, or 61%, to $272.0 million for the three months ended March 31, 1999, from $168.7 million in the same period in the prior year. This increase was primarily due to an increase of 14% in average off-balance sheet consumer loans and decreased charge-offs on such loans as a result of improving consumer credit.

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

Other Non-Interest Income

         Interchange income increased to $30.2 million, or 104%, for the three months ended March 31, 1999, compared to $14.8 million for the same period in the prior year. This increase is primarily attributable to increased utilization from existing customers as well as new account growth. Service charges and other fees increased to $222.5 million, or 68%, for the three months ended March 31, 1999, compared to $132.4 million for the same period in the prior year. This increase was primarily due to the increase in average accounts of 42% for the three months ended March 31, 1999, compared to the same period in the prior year, a shift to more fee-intensive products and changes in the terms of overlimit fees charged.

Non-Interest Expense

         Non-interest expense for the three months ended March 31, 1999 was $550.0 million, an increase of $261.1 million, or 90%, over $288.9 million for the same period in the prior year. Contributing to the increase in non-interest expense was marketing expense which increased $101.1 million, or 135%, to $176.1 million for the three months ended March 31, 1999, from $75.0 million for the same period in the prior year as the Company continued to invest in new product opportunities. Salaries and associate benefits expense increased $71.2 million, or 66%, for the three months ended March 31, 1999, from $108.0 million for the same period in the prior year. All other non-interest expenses increased $88.8 million, or 84%, to $194.7 million for the three months ended March 31, 1999, from $105.9 million for the same period in the prior year. The increase in salaries and associate benefits expense and all other non-interest expenses was primarily a result of the 42% increase in the average number of accounts for the three months ended March 31, 1999, as well as the Company's continued expansion into new product and geographic markets, which resulted in an increase in staff and other operational costs associated with the Company's growth pattern.

Income Taxes

         The Company's income tax rate was 38% for the three months ended March 31, 1999 and 1998 and includes both state and federal income tax components.

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

Delinquencies

         Table 6 shows the Company's consumer loan delinquency trends for the periods presented on a reported and managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. Delinquencies not only have the potential to impact earnings if the account charges off, they also are costly in terms of the personnel and other resources dedicated to resolving the delinquencies.

---------------------------------------------------------------------------------------------------------
                                TABLE 6 - DELINQUENCIES
---------------------------------------------------------------------------------------------------------
                                                                          March 31
------------------------------------------- -------------------------------------------------------------
                                                          1999                           1998
------------------------------------------- ----------------------------------- -------------------------
                                                                 % of                            % of
(dollars in thousands)                           Loans        Total Loans        Loans       Total Loans
-------------------------------------------   -----------     -----------     -----------     -----------

Reported:
Loans outstanding                             $ 7,245,847      100.00%        $ 4,748,186      100.00%
Loans delinquent:
 30-59 days                                       152,503        2.10              92,673        1.95
 60-89 days                                        80,479        1.11              59,435        1.25
 90 or more days                                  119,363        1.65             100,971        2.13
-------------------------------------------   -----------     -----------     -----------     -----------
Total                                         $   352,345        4.86%        $   253,079        5.33%
-------------------------------------------   -----------     -----------     -----------     -----------

Managed:
Loans outstanding                             $17,444,238      100.00%        $14,002,249      100.00%
Loans delinquent:
 30-59 days                                       325,762        1.87             283,346        2.02
 60-89 days                                       176,479        1.01             179,974        1.29
 90 or more days                                  292,564        1.68             342,261        2.44
-------------------------------------------   -----------     -----------     -----------     -----------
Total                                         $   794,805        4.56%        $   805,581        5.75%
-------------------------------------------   -----------     -----------     -----------     -----------

         The 30-plus day delinquency rate for the reported consumer loan portfolio was 4.86% as of March 31, 1999, down 47 basis points from 5.33% as of March 31, 1998, and up 16 basis points from 4.70% as of December 31, 1998. The 30-plus day delinquency rate for the managed consumer loan portfolio was 4.56% as of March 31, 1999, down 119 basis points from 5.75% as of March 31, 1998 and down 14 basis points from 4.70% as of December 31, 1998. Both the reported and managed consumer loan delinquency rate decreases as of March 31, 1999, principally reflected improvements in consumer credit performance and less seasoned accounts.

Net Charge-Offs

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

----------------------------------------------------------------------------------------------------
                            TABLE 7 - NET CHARGE-OFFS
----------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                      March 31
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        1999           1998
-----------------------------------------------------------------------   -----------    -----------

Reported:
Average loans outstanding                                                 $ 6,831,724    $ 4,786,489
Net charge-offs                                                                55,250         56,062
Net charge-offs as a percentage of average loans outstanding                     3.23%          4.69%
-----------------------------------------------------------------------   -----------    -----------

Managed:
Average loans outstanding                                                 $17,435,530    $14,097,475
Net charge-offs                                                               171,129        212,735
Net charge-offs as a percentage of average loans outstanding                     3.93%          6.04%
-----------------------------------------------------------------------   -----------    -----------

         Net charge-offs of managed loans decreased $41.6 million, or 20%, while average managed consumer loans grew 24% for the three months ended March 31, 1999, from the same period in the prior year. For the three months ended March 31, 1999, the Company's net charge-offs as a percentage of managed loans were 3.93%, compared to 6.04% for the same period in the prior year. The decrease in reported and managed net charge-off rates were the result of improved general economic trends, a shift in portfolio mix to higher quality credit and improved recovery efforts.

Provision and Allowance for Loan Losses

         The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable future losses, net of recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that the allowance for loan losses is adequate to cover anticipated losses in the reported homogeneous consumer loan portfolio under current conditions. There can be no assurance as to future credit losses that may be incurred in connection with the Company's consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported homogeneous consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; historical trends in loan volume; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; credit evaluations and underwriting policies.

         Table 8 sets forth the  activity in the  allowance  for loan losses for
the  periods   indicated.   See  "Asset  Quality,"   "Delinquencies"   and  "Net
Charge-Offs" for a more complete analysis of asset quality.

-----------------------------------------------------------------------------------------------------
                 TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                       March 31
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                          1999          1998
--------------------------------------------------------------------------   ----------    ----------

Balance at beginning of period                                               $ 231,000     $ 183,000
Provision for loan losses                                                       74,586        85,866
Other                                                                              664           196
Charge-offs                                                                    (80,395)      (67,038)
Recoveries                                                                      25,145        10,976
--------------------------------------------------------------------------   ----------    ----------
Net charge-offs                                                                (55,250)      (56,062)
--------------------------------------------------------------------------   ----------    ----------
Balance at end of period                                                     $ 251,000     $ 213,000
--------------------------------------------------------------------------   ----------    ----------
Allowance for loan losses to loans at period-end                                  3.46%         4.49%
--------------------------------------------------------------------------   ----------    ----------

         For the three months ended March 31, 1999, the provision for loan losses decreased to $74.6 million, or 13%, as the reported charge-off rate decreased to 3.23% from 4.69% for the comparable period in the prior year, offset by an increase in average reported loans of 43%. The allowance for loan losses as a percentage of reported consumer loans decreased to 3.46% as of March 31, 1999, from 4.49% as of March 31, 1998 as reported loans increased to $7.2 billion as of March 31, 1999, an increase of 53% from March 31, 1998. For the three months ended March 31, 1999, the Company increased the allowance for loan losses by $20 million primarily due to the growth in reported loans.

Funding

         The Company has established access to a wide range of domestic funding alternatives, in addition to securitization of its consumer loans. The Company primarily issues senior unsecured debt of the Bank through its $8.0 billion bank note program, of which $4.3 billion was outstanding as of March 31, 1999, with original terms of one to ten years.

         Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies. The Company has accessed the international securitization market for a number of years with both US$ and foreign denominated transactions. Both of the Company's committed revolving credit facilities offer foreign currency funding options. The Bank has established a $1.0 billion Euro Debt Issuance program that is targeted to non-U.S. investors. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translation.

         The Company has significantly expanded its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, as well as to develop customized account management programs. As of March 31, 1999, the Company had $2.2 billion in interest-bearing deposits, with original maturities up to five years.

         Table  9  shows  the   maturation   of   certificates   of  deposit  in
denominations of $100,000 or greater ("large denomination CDs") as of March 31, 1999.

--------------------------------------------------------------------------------
    TABLE 9 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE
--------------------------------------------------------------------------------
                                                    March 31, 1999
---------------------------------------------------------- ---------------------
(dollars in thousands)                    Balance                  Percent
---------------------------------------------------------- ---------------------

Three months or less                    $  100,072                  18.04%
Over 3 through 6 months                     21,054                   3.79
Over 6 through 12 months                   115,141                  20.76
Over 12 months through 5 years             318,490                  57.41
---------------------------------------------------------- ---------------------
Total                                   $  554,757                 100.00%
---------------------------------------------------------- ---------------------

         The Company's other borrowings portfolio consists of $1.2 billion in borrowings maturing within one year and $15.3 million in borrowings maturing after one year.

         Table 10 shows the Company's unsecured funding availability and outstandings as of March 31, 1999.

--------------------------------------------------------------------------------------------------------------------
                         TABLE 10 - FUNDING AVAILABILITY
--------------------------------------------------------------------------------------------------------------------
                                                                             March 31, 1999
-------------------------------------------------- ------------ ----------------- ---------------- -----------------
                                                    Effective/                                           Final
(dollars or dollar equivalents in millions)         Issue Date   Availability(1)     Outstanding       Maturity(4)
-------------------------------------------------- ------------ ----------------- ---------------- -----------------

Domestic revolving credit facility                     11/96          $1,700                              11/00
UK/Canada revolving credit facility                     8/97             350            $  183             8/00
Senior bank note program(2)                             4/97           8,000             4,281             -
Non-U.S. bank note program                             10/97           1,000                 5             -
Corporation Shelf Registration                          7/98             625               324             -
Deposit note program                                    4/97           2,000                               -
Capital securities(3)                                   1/97             100                98             2/27
--------------------------------------------------------------------------------------------------------------------

(1)  All  funding  sources  are  revolving  except  for  the  Corporation  Shelf
     Registration and the floating rate junior subordinated capital income securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2) Includes availability to issue up to $200 million of subordinated bank notes, none outstanding as of March 31, 1999.
(3) Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
(4)  Maturity date refers to the date the facility terminates, where applicable.

         The domestic revolving credit facility is comprised of two tranches: a $1.375 billion Tranche A facility available to the Bank and the Savings Bank, including an option for up to $225 million in multi-currency availability, and a $325 million Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $100 million in multi-currency availability. The borrowings of the Savings Bank are limited to $750 million. The commitment terminates on November 24, 2000; however, it may be extended for an additional one-year period.

         The UK/Canada revolving credit facility is used to finance the Company's expansion in the United Kingdom and Canada. The facility is comprised of two tranches: a Tranche A facility in the amount of (pound)156.5 million ($249.8 million equivalent based on the exchange rate at closing) and a Tranche B facility in the amount of C$139.6 million ($100.2 million equivalent based on the exchange rate at closing). An amount of (pound)34.6 million or C$76.9 million ($55.2 million equivalent based on the exchange rates at closing) may be transferred between the Tranche A facility and the Tranche B facility, respectively, upon the request of the Company. The Corporation serves as the guarantor of all borrowings under the UK/Canada revolving facility. The commitment terminates on August 29, 2000; however, it may be extended for two additional one-year periods.

         The Corporation has two shelf registration statements under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities, consisting of debentures, notes and/or other unsecured evidences,
(ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The amount of securities registered is limited to a $625 million aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as shall be designated by the Corporation. The Corporation issued $225 million of seven-year fixed rate senior notes in April 1999, $200 million of ten-year fixed rate senior notes in July 1998 and $125 million of seven-year fixed rate senior notes in December 1996. The remaining amount of securities available for issuance under the Corporation's shelf registrations is $75 million.

 Liquidity

         Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets, gathering deposits and through issuing debt. As discussed in "Managed Consumer Loan Portfolio," a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 1999 to 2008 and typically have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding.

         As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of March 31, 1999, the Company held $1.8 billion in such securities.

Capital Adequacy

         The Bank and the Savings Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the "Federal Reserve") and the Office of Thrift Supervision (the "OTS") (collectively, the "regulators"), respectively. The capital adequacy guidelines and the regulatory framework for prompt corrective action require the Bank and the Savings Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items.

         The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of March 31, 1999, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank's capital category.


---------------------------------------------------------------------------------------------------------
                            TABLE 11 - REGULATORY CAPITAL RATIOS
---------------------------------------------------------------------------------------------------------
                                                                         To Be "Well-Capitalized" Under
                                                  Minimum for Capital        Prompt Corrective Action
                                      Ratios       Adequacy Purposes              Provisions
--------------------------------- ------------ ----------------------- ----------------------------------

March 31, 1999
Capital One Bank
 Tier 1 Capital                       10.30%             4.00%                     6.00%
 Total Capital                        13.03              8.00                     10.00
 Tier 1 Leverage                      10.18              4.00                      5.00

Capital One, F.S.B.(1)
 Tangible Capital                      9.75%             1.50%                     6.00%
 Total Capital                        12.00             12.00                     10.00
 Core Capital                          9.75              8.00                      5.00
--------------------------------- ------------ ----------------------- ----------------------------------

March 31, 1998
Capital One Bank
 Tier 1 Capital                       14.08%             4.00%                     6.00%
 Total Capital                        16.94              8.00                     10.00
 Tier 1 Leverage                      11.34              4.00                      5.00

Capital One, F.S.B.(1)
 Tangible Capital                      9.34%             1.50%                     6.00%
 Total Capital                        15.99             12.00                     10.00
 Core Capital                          9.34              8.00                      5.00
--------------------------------- ------------ ----------------------- ----------------------------------

(1) Until June 30, 1999, the Savings Bank is subject to capital requirements that exceed minimum capital adequacy requirements, including the requirement to maintain a minimum Core Capital ratio of 8% and a Total Capital ratio of 12%.

         During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of March 31, 1999, the Company's Tier 1 Leverage ratio was 13.06%.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of March 31, 1999, retained earnings of the Bank of $89.3 million were available for payment of dividends to the Corporation without prior approval by the Federal Reserve.

Off-Balance Sheet Risk

         The Company is subject to off-balance sheet risk in the normal course of business including commitments to extend credit, reduce the interest rate sensitivity of its securitization transactions and its off-balance sheet financial instruments. The Company enters into interest rate swap agreements in the management of its interest rate exposure. The Company also enters into forward foreign currency exchange contracts and currency swaps to reduce its sensitivity to changing foreign currency exchange rates. These off-balance sheet financial instruments involve elements of credit, interest rate or foreign currency exchange rate risk in excess of the amount recognized on the balance sheet. These instruments also present the Company with certain credit, market, legal and operational risks. The Company has established credit policies for off-balance sheet instruments as it has for on-balance sheet instruments.

Interest Rate Sensitivity

         Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. To the extent that managed interest income and expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings could be affected. The Company's managed net interest income is affected by changes in short-term interest rates, primarily LIBOR, as a result of its issuance of interest-bearing deposits, variable rate loans and variable rate securitizations. The Company manages and mitigates its interest rate sensitivity through several techniques which include, but are not limited to, changing the maturity, repricing and distribution of assets and liabilities and entering into interest rate swaps.

         The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 3% below the mean managed net interest income of the distribution. As of March 31, 1999, the Company was in compliance with the policy; more than 95% of the outcomes generated by the model produced a managed net interest income of no more than 1.0% below the mean outcome. The interest rate scenarios evaluated as of March 31, 1999, included scenarios in which short-term interest rates rose by as much as 400 basis points or fell by as much as 175 basis points over twelve months.

         The analysis does not consider the effects of the changed level of overall economic activity associated with various interest rate scenarios. Further, in the event of a rate change of large magnitude, management would likely take actions to further mitigate its exposure to any adverse impact. For example, management may reprice interest rates on outstanding credit card loans subject to the right of the consumers in certain states to reject such repricing by giving timely written notice to the Company and thereby relinquishing charging privileges. However, the repricing of credit card loans may be limited by competitive factors as well as certain legal constraints.

         Interest rate sensitivity at a point in time can also be analyzed by measuring the mismatch in balances of earning assets and interest-bearing liabilities that are subject to repricing in future periods.

BUSINESS OUTLOOK

Earnings, Goals and Strategies

         This business outlook section summarizes the Company's expectations for earnings for the year ending December 31, 1999, and its primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain statements are forward looking and, therefore, actual results could differ materially. Factors which could materially influence results are set forth throughout this section and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Part I, Item 1, Risk Factors).

         The Company has set an earnings target increase of approximately 30% over 1998 earnings and a return on equity in excess of 20%. As discussed elsewhere in this report and below, the Company's actual earnings are a function of its revenues (net interest income and non-interest income on its earning assets), consumer usage and payment patterns, credit quality of its earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

Product and Market Opportunities

         The Company's strategy for future growth has been, and is expected to continue to be, to apply its proprietary IBS to its lending business as well as to other businesses, both financial and non-financial, including telecommunications services. The Company will seek to identify new product opportunities and to make informed investment decisions regarding new and existing products. The Company's lending and other financial and non-financial products are subject to competitive pressures, which management anticipates will increase as these markets mature.

Lending. Lending includes credit card and other consumer lending products. Credit card opportunities include, and are expected to continue to include, low introductory and intermediate rate balance transfer products, low non-introductory rate products, as well as other customized credit card products, such as secured cards, affinity and co-branded cards, student cards and other cards tailored for specific consumer segments. The Company expects continued growth across a broad spectrum of new and existing customized products, which are distinguished by a varied range of credit lines, pricing structures and other characteristics. For example, the Company's low non-introductory rate products, which are marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of lower delinquencies and credit losses than the traditional low introductory rate balance transfer products. On the other hand, certain other customized card products are characterized by lower credit lines, higher yields (including fees) and in some cases, higher delinquencies and credit losses than the Company's traditional products. These products also involve higher operational costs but exhibit better response rates, less adverse selection, less attrition and a greater ability to reprice than the Company's traditional introductory rate products. More importantly, as a whole, all of these customized products continue to have less volatile returns than the traditional products in recent market conditions.

         On July 31, 1998, the Company completed the acquisition of Summit Acceptance Corporation ("Summit"), a Texas corporation. Summit is an indirect automobile finance lender located in Dallas, Texas. Summit is the Company's platform to test and apply its IBS to the automobile loan market.

Telecommunications. The Company expects to continue its efforts to market telecommunications services through its subsidiary America One Communications, Inc. ("America One"). America One's initial business, the reselling of wireless services through direct marketing channels, has recently begun to experience growth in the number of customers and accounts. As a result of the expenses necessary to build the operations to support this new business and to acquire new accounts, to date this business negatively impacts earnings.

International Expansion. The Company has expanded its existing operations outside of the United States, with an initial focus on the United Kingdom and Canada. The Company has experienced growth in the number of accounts and loan balances in its international business. To support the continued growth of its United Kingdom business and any future business in Europe, the Company opened a new operations center in Nottingham, England in July 1998 and expanded it in early 1999.

         The Company will continue to apply its IBS in an effort to balance the mix of credit card products with other financial and non-financial products and services to optimize profitability within the context of acceptable risk. The Company's growth through expansion and product diversification will be affected by the ability to internally build or acquire the necessary operational and organizational infrastructure, recruit experienced personnel and fund these new businesses. Although management believes it has the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that the Company's historical financial performance will necessarily reflect its results of operations and financial condition in the future.

Marketing Investment

         The Company expects its 1999 marketing expenses to exceed 1998's expense level, as the Company continues to invest in its various credit card products and services, and other financial and non-financial products and services. The Company cautions, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As the Company's portfolio continues to increase, additional growth to offset attrition requires increasing amounts of marketing. Intense competition in the credit card market has resulted in a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. In addition, the cost to acquire new accounts varies across product lines and is expected to rise as the Company moves beyond the domestic card business. With competition affecting the profitability of existing introductory rate card products, the Company has been allocating, and expects to continue to allocate, a greater portion of its marketing expense to other customized credit card products and other financial and non-financial products. Additionally, the cost to acquire an America One wireless account includes the cost of providing a free phone to the customer, and consequently is substantially more than the cost to acquire a credit card account. The Company intends to continue a flexible approach in its allocation of marketing expenses. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit industry, general economic conditions affecting consumer credit performance, the asset quality of the Company's portfolio and the identification of market opportunities across product lines that exceed the Company's targeted rates of return on investment.

         The amount of marketing expense allocated to various products or businesses will influence the characteristics of the Company's portfolio as the various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. The Company currently expects continued strong account growth and loan growth in 1999. Actual growth, however, may vary significantly depending on the Company's actual product mix and the level of attrition on the Company's managed portfolio, which is primarily affected by competitive pressures.

Impact of Delinquencies, Charge-Offs and Attrition

         The Company's earnings are particularly sensitive to delinquencies and charge-offs on the Company's portfolio and on the level of attrition due to competition in the credit card industry. As delinquency levels fluctuate, the resulting amount of past-due and overlimit fees, which are significant sources of revenue for the Company, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. Delinquencies and net charge-offs are impacted by general economic trends in consumer credit performance, including bankruptcies, the continued seasoning of the Company's portfolio and the product mix.

         The Company's expectations for 1999 earnings are based on management's belief that the average credit quality of the Company's assets is improving. Management expects that during the first half of 1999 delinquencies and charge-offs will remain stable. Management projects, however, that charge-off levels may increase in the second half of 1999. Management cautions that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Increased competition can affect the Company's earnings by increasing attrition of the Company's outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract more profitable customers.

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

         In October 1996, the Company formed a year 2000 project office to identify software systems and computer-related devices that required modification for the year 2000. Shortly after its inception, the project office developed its strategy for the Company's information technology computer-based systems. This strategy is based, in large part, on the regulatory guidelines published by the Federal Financial Institutions Examination Counsel. This strategy calls for five milestones:

o awareness of the existence of information  technology systems Company-wide;
o assessment  of those  systems for year 2000  readiness;
o renovation  of those systems and their date coding functions;
o validation (testing) of renovations; and
o implementation of all renovations made.

         To implement this strategy, the Company categorized its information technology ("IT") systems into year 2000 projects and by domestic lending, United Kingdom operations, America One and Summit. Approximately 80% of the projects have completed all milestones, which includes substantially all of the Company's mission critical systems. Another 16% are in the validation and implementation stages, and the remaining 4% are in the assessment and renovation stages. The Company expects to complete all project milestones by the end of the second quarter. In addition to these milestones, the Company is conducting an internal audit certification of its testing measures and, for systems with cross functionality, performing integrated testing.

         The Company is also addressing the effect of the year 2000 on other non-IT systems, which are not included as part of the IT project areas set forth above. These non-IT systems primarily consist of desk top computer applications and data used by the Company's associates. The Company has inventoried and assessed these applications and data and expects to complete renovations by the end of the second quarter of 1999.

         In addition, the Company utilizes outside business vendors in its day-to-day operations and is assessing the overall year 2000 readiness of its external business vendors and year 2000 compliance of specific vendor systems used in the Company's operations. These vendors include credit bureaus, collection agencies, utilities and other related service providers, third party processors, the U.S. postal service, telephone companies, technology vendors, and banks that are creditors of the Company or which provide cash management, trustee, paying agent, stock transfer agent or other services. These vendors also include third parties that the Company uses to outsource certain operations for America One, the United Kingdom and Summit. In assessing overall compliance, the Company requests information from its vendors about their actions to become year 2000 compliant, placing extensive focus on its high priority vendors. The Company, however, must rely on the actions of and the information provided by its vendors and cannot guarantee that vendor systems will, in fact, be compliant. For high priority vendors that the Company determines may not be taking appropriate and timely action or have failed to provide sufficient information, the Company will accelerate contingency planning efforts. The
Company has increased its contingency efforts to accelerate the vendors' compliance efforts and/or internally build systems for America One's billing systems and the UK and Summit account processing systems. The Company will continue to actively monitor the efforts of all of its vendors and take actions to mitigate year 2000 issues resulting from any failure of its vendors to be year 2000 compliant.

The Company's Contingency Plan

         The Company has established comprehensive contingency plans for its critical business units. The Company's general contingency planning strategy has been refined to include the achievement of four milestones: (i) inventory and assessment of year 2000 risks, (ii) business impact analysis, (iii) developing contingency plans to mitigate the risks, and (iv) testing and validation of these contingency plans. The Company has completed the first three milestones for all of its critical business units and plans have been documented to anticipate and mitigate the year 2000 risks that the Company may experience. In addition, the Company continues to place particular focus on contingency plans for its United Kingdom account processing system and its America One billing system. The Company is also conducting an overall corporate assessment to identify multiple unit, enterprise-wide issues and will develop broad based plans to take these issues into account during the second quarter of 1999. The Company will continue to update contingency plans based on changes in its business situations throughout 1999.

The Costs To Address the Company's Year 2000 Issues

         As of March 31, 1999, the Company had spent approximately $7.1 million for year 2000 remediation of its IT systems. During the first quarter of 1999, the Company revised its budget projections for a comprehensive integrated test and an independent quality review of all of its testing and contingency planning documentation. As a result, the Company increased its estimate for projected year 2000 costs to up to an additional $8 million during the remainder of 1999. Included in this estimate is the cost of additional computer systems for expanded integrated testing and additional quality reviews. Costs associated with non-IT systems, which are not included, are not expected to be material.

The Risks of the Company's Year 2000 Issues

         Although the Company expects to have all of its system modifications completed and tested extensively by the onset of the new millennium, unforeseen problems could arise from not being year 2000 compliant. The Company's business is heavily reliant on computer technologies and problems could arise resulting in delays and malfunctions that may impact the Company's operations, liquidity and financial results. In addition, the Company cannot guarantee that all of its vendors will have completed system renovations and be compliant by the year 2000. Although the Company is developing contingency plans to mitigate the risks from third party vendors and systems, the failure of third parties to provide the Company with products, services or systems that meet year 2000 requirements could materially impact the Company's business and operations. For example, failure of the U.S. postal service, the Company's local and long distance carriers or its material third party processors to be year 2000 compliant could cause disruption or delay in the Company's ability to solicit new customers and service the accounts of its existing customers.

         The estimated year 2000 costs and the Company's expectations that its systems, and those of its third-party partners and vendors, will be year 2000 compliant are forward looking statements. These statements are based on management's reasonable estimates and assumptions about future events and are subject to risks and uncertainties. Although the Company believes it has taken the necessary precautionary measures to assure the year 2000 will not adversely affect its business, there is no guarantee that the Company's year 2000 expectations will be achieved and actual results could differ materially.

Cautionary Factors

         The Company's strategies and objectives outlined above, and the other forward looking statements contained in this section, involve a number of risks and uncertainties. The Company cautions readers that any forward looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial products, changes in the Company's aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); the ability of the Company to continue to securitize its credit cards and consumer loans and to otherwise access the capital markets at attractive rates and terms to fund its operations and future growth; difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services or expansion internationally; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general; the amount of, and rate of growth in, the Company's expenses (including salaries and associate benefits and marketing expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; the ability of the Company and its suppliers to successfully address year 2000 compliance issues; and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 1998 (Part I, Item 1, Risk Factors).

PART II.          OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders

(a) The 1999 Annual  Meeting of  Stockholders  was held April 29, 1999.
(b) The following directors were elected at such meeting:

                                    James A. Flick, Jr.
                                    Patrick W. Gross
                                    James V. Kimsey

                  The following directors will also continue in their office after such meeting:

                                    Richard D. Fairbank
                                    Nigel W. Morris
                                    W. Ronald Dietz
                                    Stanley I. Westreich

(c) The following matters were voted upon at such meeting:

ELECTION OF DIRECTORS               VOTES FOR                VOTES WITHHELD

James A. Flick, Jr.                 54,858,490                      270,391
Patrick W. Gross                    54,873,797                      255,084
James V. Kimsey                     54,853,387                      275,494


Item                                Votes For      Votes Against        Abstain

Approval of 1994 Stock
Incentive Plan, as amendment        44,245,145        10,552,837        330,899

Ratification of the selection of
Ernst & Young LLP as independent
auditors of the Company for 1999    54,947,288            39,422        142,171


                  No other matter was voted upon at such meeting.


Item 6.           Reports on Form 8-K

     (a) The Company filed a Current Report on Form 8-K, dated January 19, 1999, Commission File No. 1-13300, enclosing its press release dated January 19, 1999.


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

                                               CAPITAL ONE FINANCIAL CORPORATION
                                               ---------------------------------
                                                        (Registrant)


Date:  May 17, 1999                            /s/ David M. Willey
                                               ------------------------------

                                               David M. Willey
                                               Senior Vice President,
                                               Finance and Accounting
                                               (Chief Accounting Officer
                                               and duly authorized officer
                                               of the Registrant)