Form 10-Q
period 1999-06-15
CAPITAL ONE FINANCIAL CORP
filed 1999-08-10
CIK 927628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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


--------------------------------------------------------------------------------
                                 (703) 205-1000
              (Registrant's telephone number, including area code)


                                (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 1999, there were 197,480,933 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        CAPITAL ONE FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------


                                  June 30, 1999


PART I.    FINANCIAL INFORMATION                                            Page

           Item 1.   Financial Statements (unaudited):
                         Condensed Consolidated Balance Sheets.................3
                         Condensed Consolidated Statements of Income...........4
                         Condensed Consolidated Statements of Changes
                          in Stockholders' Equity..............................5
                         Condensed Consolidated Statements of
                          Cash Flows...........................................6
                         Notes to Condensed Consolidated Financial
                          Statements...........................................7

           Item 2.       Management's Discussion and Analysis
                          of Financial Condition and Results of Operations....11

PART II.   OTHER INFORMATION

           Item 6.       Exhibits and Reports on Form 8-K.....................31

                         Signatures...........................................31

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                                  June 30         December 31
                                                                    1999              1998
-----------------------------------------------------------    --------------    --------------
Assets:
Cash and due from banks                                        $       25,582    $       15,974
Federal funds sold and resale agreements                                                261,800
Interest-bearing deposits at other banks                               72,616            22,393
-----------------------------------------------------------    --------------    --------------
   Cash and cash equivalents                                           98,198           300,167
Securities available for sale                                       1,615,422         1,796,787
Consumer loans                                                      7,426,974         6,157,111
   Less:  Allowance for loan losses                                  (266,000)         (231,000)
-----------------------------------------------------------    --------------    --------------
Net loans                                                           7,160,974         5,926,111
Premises and equipment, net                                           347,168           242,147
Interest receivable                                                    60,858            52,917
Accounts receivable from securitizations                              886,680           833,143
Other                                                                 411,324           268,131
-----------------------------------------------------------    --------------    --------------
   Total assets                                                $   10,580,624    $    9,419,403
-----------------------------------------------------------    --------------    --------------

Liabilities:
Interest-bearing deposits                                      $    2,414,933    $    1,999,979
Other borrowings                                                    1,356,374         1,644,279
Senior notes                                                        4,539,776         3,739,393
Interest payable                                                      101,150            91,637
Other                                                                 667,407           575,788
-----------------------------------------------------------    --------------    --------------
   Total liabilities                                                9,079,640         8,051,076

Capital Securities                                                     98,048            97,921

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized
   50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
   300,000,000 shares, 199,670,421 and 199,670,376 issued
   as of June 30, 1999 and December 31, 1998, respectively              1,997             1,997
Paid-in capital, net                                                  626,796           598,167
Retained earnings                                                     839,387           679,838
Cumulative other comprehensive income                                  12,718            60,655
     Less: Treasury stock, at cost; 2,294,933 and 2,690,910
           shares as of  June 30, 1999 and December 31, 1998,
           respectively                                               (77,962)          (70,251)
-----------------------------------------------------------    --------------    --------------
   Total stockholders' equity                                       1,402,936         1,270,406
-----------------------------------------------------------    --------------    --------------
   Total liabilities and stockholders' equity                  $   10,580,624    $    9,419,403
-----------------------------------------------------------    --------------    --------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30                            June 30
-----------------------------------------------------   -------------    -------------    -------------    -------------
                                                            1999             1998             1999              1998
-----------------------------------------------------   -------------    -------------    -------------    -------------
Interest Income:
Consumer loans, including fees                          $     353,193    $     245,129    $     678,260    $     474,767
Federal funds sold and resale agreements                          764            2,140            2,251            7,218
Other                                                          23,816           24,169           50,333           47,495
-----------------------------------------------------   -------------    -------------    -------------    -------------
   Total interest income                                      377,773          271,438          730,844          529,480

Interest Expense:
Deposits                                                       26,438           13,635           50,380           27,773
Other borrowings                                               19,484           20,375           43,321           36,428
Senior and deposit notes                                       80,654           67,704          153,149          130,733
-----------------------------------------------------   -------------    -------------    -------------    -------------
   Total interest expense                                     126,576          101,714          246,850          194,934
-----------------------------------------------------   -------------    -------------    -------------    -------------
Net interest income                                           251,197          169,724          483,994          334,546
Provision for loan losses                                      74,301           59,013          148,887          144,879
-----------------------------------------------------   -------------    -------------    -------------    -------------
Net interest income after provision for loan losses           176,896          110,711          335,107          189,667

Non-Interest Income:
Servicing and securitizations                                 293,606          155,412          565,560          324,067
Service charges and other fees                                244,874          153,170          467,327          285,615
Interchange                                                    33,567           20,371           63,786           35,170
-----------------------------------------------------   -------------    -------------    -------------    -------------
   Total non-interest income                                  572,047          328,953        1,096,673          644,852

Non-Interest Expense:
Salaries and associate benefits                               194,461          113,428          373,655          221,381
Marketing                                                     178,242           85,811          354,330          160,811
Communications and data processing                             62,478           34,840          120,550           64,203
Supplies and equipment                                         42,303           32,368           79,007           54,983
Occupancy                                                      16,381           11,090           30,295           21,734
Other                                                         113,984           54,299          199,980           97,607
-----------------------------------------------------   -------------    -------------    -------------    -------------
   Total non-interest expense                                 607,849          331,836        1,157,817          620,719
-----------------------------------------------------   -------------    -------------    -------------    -------------
Income before income taxes                                    141,094          107,828          273,963          213,800
Income taxes                                                   53,616           40,975          104,106           81,244
-----------------------------------------------------   -------------    -------------    -------------    -------------
Net income                                              $      87,478    $      66,853    $     169,857          132,556
-----------------------------------------------------   -------------    -------------    -------------    -------------
Basic earnings per share                                $        0.44    $        0.34    $        0.86    $        0.67
-----------------------------------------------------   -------------    -------------    -------------    -------------
Diluted earnings per share                              $        0.41    $        0.32    $        0.80    $        0.64
-----------------------------------------------------   -------------    -------------    -------------    -------------
Dividends paid per share                                $        0.03    $        0.03    $        0.05    $        0.05
-----------------------------------------------------   -------------    -------------    -------------    -------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)

                                                                                        Cumulative
                                                                                          Other                      Total
                                                Common Stock      Paid-In     Retained Comprehensive  Treasury    Stockholders'
                                              Shares    Amount  Capital, Net  Earnings    Income        Stock       Equity
------------------------------------------- ----------- ------- ------------ --------- ------------- -----------  -------------

Balance, December 31, 1997                  199,671,690 $ 1,997 $  512,230   $ 425,140   $  2,539    $ (48,647)    $  893,259
Comprehensive income:
  Net income                                                                   132,556                                132,556
  Other comprehensive income, net of income tax
   Unrealized gains on securities, net of income
    taxes of $839                                                                           1,370                       1,370
   Foreign currency translation adjustments                                                  (488)                       (488)
                                                                                       -------------              -------------
  Other comprehensive income                                                                  882                         882
                                                                                       -------------              -------------
Comprehensive income                                                                                                  133,438
Cash dividends - $.0533 per share                                              (10,211)                               (10,211)
Purchases of treasury stock                                                                            (12,354)       (12,354)
Issuances of common stock                                              670                               2,764          3,434
Exercise of stock options                         4,500             (9,506)                             14,308          4,802
Common stock issuable under incentive plan                          56,495                                             56,495
Other items, net                                                       298                                                298
------------------------------------------- ----------- ------- ------------ --------- ------------- -----------  -------------
Balance, June 30, 1998                      199,676,190 $ 1,997 $  560,187   $ 547,485   $  3,421    $ (43,929)    $1,069,161
------------------------------------------- ----------- ------- ------------ --------- ------------- -----------  -------------

Balance, December 31, 1998                  199,670,376 $ 1,997 $  598,167   $ 679,838   $ 60,655    $ (70,251)    $1,270,406
Comprehensive income:
  Net income                                                                   169,857                                169,857
  Other comprehensive income, net of income tax
   Unrealized losses on securities, net of income
    tax benefit of $31,048                                                                (50,657)                    (50,657)
   Foreign currency translation adjustments                                                 2,720                       2,720
                                                                                       -------------              -------------
  Other comprehensive income                                                              (47,937)                    (47,937)
                                                                                       -------------              -------------
Comprehensive income                                                                                                  121,920
Cash dividends - $.0533 per share                                              (10,328)                               (10,328)
Purchases of treasury stock                                                                            (53,410)       (53,410)
Issuances of common stock                            45              1,311          20                   2,002          3,333
Exercise of stock options                                          (21,215)                             43,697         22,482
Common stock issuable under incentive plan                          46,372                                             46,372
Other items, net                                                     2,161                                              2,161
------------------------------------------- ----------- ------- ------------ --------- ------------- -----------  -------------
Balance, June 30, 1999                      199,670,421 $ 1,997 $  626,796   $ 839,387   $ 12,718    $ (77,962)    $1,402,936
------------------------------------------- ----------- ------- ------------ --------- ------------- -----------  -------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                              Six Months Ended
                                                                                   June 30
-----------------------------------------------------------------    ------------         -------------
                                                                         1999                 1998
-----------------------------------------------------------------    ------------         -------------
Operating Activities:
Net income                                                           $    169,857         $     132,556
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                            148,887               144,879
     Depreciation and amortization, net                                    76,294                50,934
     Stock compensation plans                                              46,372                56,513
     (Increase) decrease in interest receivable                            (7,941)                6,017
     Increase in accounts receivable from securitizations                (102,057)             (247,493)
     Increase in other assets                                            (120,326)              (78,522)
     Increase in interest payable                                           9,513                14,719
     Increase in other liabilities                                         91,619                68,669
-----------------------------------------------------------------    ------------         -------------
       Net cash provided by operating activities                          312,218               148,272
-----------------------------------------------------------------    ------------         -------------

Investing Activities:
Purchases of securities available for sale                               (455,572)             (706,466)
Proceeds from maturities of securities available for sale                 141,207               423,726
Proceeds from sales of securities available for sale                      462,071               102,269
Proceeds from securitization of consumer loans                          1,225,043             1,628,598
Net increase in consumer loans                                         (2,676,109)           (2,061,269)
Recoveries of loans previously charged off                                 55,967                29,408
Additions of premises and equipment, net                                 (157,732)              (61,515)
-----------------------------------------------------------------    ------------         -------------
       Net cash used for investing activities                          (1,405,125)             (645,249)
-----------------------------------------------------------------    ------------         -------------

Financing Activities:
Net increase (decrease) in interest-bearing deposits                      414,954               (26,252)
Net (decrease) increase in other borrowings                              (287,905)              163,368
Issuances of senior notes                                               1,120,059             1,009,522
Maturities of senior and deposit notes                                   (320,000)             (833,666)
Dividends paid                                                            (10,328)              (10,211)
Purchases of treasury stock                                               (53,410)              (12,354)
Net proceeds from issuances of common stock                                 5,086                 3,434
Proceeds from exercise of stock options                                    22,482                 4,802
-----------------------------------------------------------------    ------------         -------------
       Net cash provided by financing activities                          890,938               298,643
-----------------------------------------------------------------    ------------         -------------
Decrease in cash and cash equivalents                                    (201,969)             (198,334)
Cash and cash equivalents at beginning of period                          300,167               237,723
-----------------------------------------------------------------    ------------         -------------
Cash and cash equivalents at end of period                           $     98,198         $      39,389
-----------------------------------------------------------------    ------------         -------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 1999
(in thousands, except per share data) (unaudited)

Note A: Basis of Presentation

         The consolidated financial statements include the accounts of Capital One Financial Corporation (the "Corporation") and its subsidiaries. The Corporation is a holding company whose subsidiaries provide a variety of products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company."

         On April 29, 1999, the Company's Board of Directors approved a three-for-one split of the common stock of the Corporation. The stock split was effected through a 200 percent stock distribution on June 1, 1999, to stockholders of record on May 20, 1999. For periods prior to the effective date of the stock split, outstanding shares and per share data contained in this report have been restated to reflect the impact of the stock split.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

Note B: Significant Accounting Policies

Cash and Cash Equivalents

         Cash paid for interest for the six months ended June 30, 1999 and 1998 was $237,337 and $180,215, respectively. Cash paid for income taxes for the six months ended June 30, 1999 and 1998 was $136,510 and $136,275, respectively.

Note C: Business Segment Information

         The Company maintains three distinct business segments: lending, telecommunications, and "other." The lending segment is comprised primarily of credit card lending activities. The telecommunications segment consists primarily of direct marketing wireless service. "Other" consists of various, non-lending new business initiatives, none of which exceed the quantitative thresholds for reportable segments in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

         The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments (included in "other" due to immateriality) reflect certain eliminations of intersegment revenue and expense. Management measures the performance of its business segments and makes resource allocation decisions based upon several factors, including income before taxes, less indirect expenses ("Operating profit (loss)" in table below). Indirect expenses not allocated to segments are included in the "indirect expenses" reconciling item below.

         The following table presents income statement information by business segment:

                                            Three Months Ended                  Six Months Ended
                                                  June 30                           June 30
                                       ----------------------------        ---------------------------
                                           1999            1998               1999            1998
------------------------------------   -----------      -----------        -----------     -----------
Income Statement Data
Revenues:
     Lending                           $   872,627      $   527,519        $ 1,674,602     $ 1,041,414
     Telecommunications                     36,751           12,846             67,048          24,008
Operating profit (loss):
     Lending                               309,185          214,550            590,107         420,822
     Telecommunications                    (28,659)          (6,212)           (56,963)        (14,870)
     Other                                 (10,678)          (9,319)           (17,036)        (15,371)
------------------------------------   -----------      -----------        -----------     -----------
Total operating profit (loss)              269,848          199,019            516,108         390,581
Indirect expenses                          128,754           91,191            242,145         176,781
------------------------------------   -----------      -----------        -----------     -----------
Income before taxes                    $   141,094      $   107,828        $   273,963     $   213,800
------------------------------------   -----------      -----------        -----------     -----------

         All revenue is generated from external customers. Substantially all of the Company's reported assets are derived from the lending segment in all periods presented.

Note D: Borrowings

         In April 1999, the Corporation issued $225,000 of seven-year fixed rate senior notes under an existing shelf registration.

         In May 1999, the Company's domestic revolving credit facility was amended and is now comprised of two tranches as follows: a Tranche A facility in the amount of $810,000 available to the Bank and the Savings Bank, including an option for up to $250,000 in multi-currency availability, and a Tranche B facility in the amount of $390,000 available to the Corporation, the Bank and the Savings Bank, including an option for up to $150,000 in multi-currency availability. The facility terminates on May 24, 2003; however, it may be extended for an additional one-year period.

Note E: Comprehensive Income

         Comprehensive income for the three months ended June 30, 1999 and 1998 was as follows:

                                              Three Months Ended
                                                    June 30
-----------------------------------  ----------------     ----------------
                                           1999                  1998
-----------------------------------  ----------------     ----------------
Comprehensive Income:
Net income                           $         87,478     $         66,853
Other comprehensive income                     (9,836)               1,096
-----------------------------------  ----------------     ----------------
Total comprehensive income           $         77,642     $         67,949
-----------------------------------  ----------------     ----------------

Note F: Recent Accounting Pronouncements

         In January 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). In accordance with SOP 98-1, the Company capitalizes certain internal use software costs which would have previously been expensed. The effect of this new accounting standard on net income was not material for the six months ended June 30, 1999.

Note G: Associate Stock Plans

         In April 1999, the Company's Board of Directors approved a stock options grant to senior management. This grant was composed of 6,870,270 options to certain key managers (including 1,884,435 options to the Company's Chief Executive Officer ("CEO") and Chief Operating Officer ("COO")) at the fair market value on the date of grant (number of options and per share information restated to reflect the effect of the Company's stock split). The CEO and COO gave up their salary for the year of 2001, and their annual cash incentive, annual option grants and Senior Executive Retirement Plan contributions through the year of 2001 in exchange for these options. Other members of senior management gave up all potential annual stock option grants for the next two years in exchange for this one-time grant. All options under this grant will vest if the stock's fair market value is at or above $100 per share for at least ten trading days in any thirty calendar-day period on or before June 15, 2002, or in nine years or upon a change of control of the Company.

         In April 1999, the Company granted 1,045,362 options to all recently hired or promoted associates not granted options in the above mentioned grant. Certain associates were granted options in exchange for giving up future compensation. Other associates were granted a set number of options. These options were granted at the fair market value on the date of grant and vest, in full, on April 29, 2002 or earlier upon a change in control of the Company.

Note H: Earnings Per Share

         Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options and restricted stock. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended           Six Months Ended
                                                         June 30                      June 30
-----------------------------------------------  -----------------------     -----------------------
(shares in thousands)                               1999          1998          1999          1998
-----------------------------------------------  ---------     ---------     ---------     ---------
Numerator:
Net income                                       $  87,478     $  66,853     $ 169,857     $ 132,556
Denominator:
Denominator for basic earnings per share -
    Weighted-average shares                        197,642       196,611       197,632       196,449

Effect of dilutive securities:
    Stock options                                   13,857        11,970        13,495        10,692
    Restricted stock                                                                               6
-----------------------------------------------  ---------     ---------     ---------     ---------
    Dilutive potential common shares                13,857        11,970        13,495        10,698

Denominator for diluted earnings per share -
    Adjusted weighted-average shares               211,499       208,581       211,127       207,147
-----------------------------------------------  ---------     ---------     ---------     ---------
Basic earnings per share                         $    0.44     $    0.34     $    0.86     $    0.67
-----------------------------------------------  ---------     ---------     ---------     ---------
Diluted earnings per share                       $    0.41     $    0.32     $    0.80     $    0.64
-----------------------------------------------  ---------     ---------     ---------     ---------

Note I:  Commitments and Contingencies

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

         In early 1997, the California court entered judgement in favor of the Bank on all of the plaintiffs' claims. The plaintiffs appealed the ruling to the California Court of Appeal First Appellate District Division 4. In early 1999, the Court of Appeals affirmed the trial court's ruling in favor of the Bank on six counts, but reversed the trial court's ruling on two counts of the Plaintiff's complaint. The California Supreme Court rejected the Bank's Petition for Review of the remaining two counts and remitted them to the trial court. The Bank intends to petition for further appellate review of the ruling on the two remaining counts.

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

Item 2.

     CAPITAL ONE FINANCIAL CORPORATION Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending products (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of June 30, 1999, the Company had 19.2 million customers and $17.9 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

     Net income for the three months ended June 30, 1999 of $87.5 million, or $.41 per share, compares to net income of $66.9 million, or $.32 per share, for the same period in 1998.

     The increase in net income is primarily a result of an increase in asset and account volumes and rates as well as improved credit quality. Net interest income increased $81.5 million, or 48%, as the net interest margin increased to 10.88% from 9.64% and average earning assets increased by 31%. The provision for loan losses increased $15.3 million, or 26%, and average reported loans increased by 42%. Non-interest income increased $243.1 million, or 74%, primarily as a result of the enhanced performance of the off-balance sheet portfolio, an increase in average accounts of 43% and increases in the amounts of certain fees charged. Marketing expense increased $92.4 million, or 108%, to $178.2 million as the Company continues to invest in new product opportunities. Salaries and associate benefits expense increased $81.0 million, or 71%. The $102.5 million, or 77%, increase in all other non-interest expenses as well as the increase in salaries and associate benefits expense primarily reflected increased staff and the cost of operations and the building of infrastructure to manage the growth in accounts and new product opportunities. Each component is discussed in further detail in subsequent sections of this analysis.

     Net income for the six months ended June 30, 1999 was $169.9 million, or $.80 per share, compared to net income of $132.6 million, or $.64 per share, for the same period in 1998. This 28% increase primarily reflected the increases in asset and account volumes accompanied by an increase in net interest margin as discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

Managed Consumer Loan Portfolio

         The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan adds back the effect of off-balance sheet consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

         The Company's managed consumer loan portfolio is comprised of reported and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), and are not assets of the Company. Therefore, those loans are not shown on the balance sheet.


        Table 1 summarizes the Company's managed consumer loan portfolio.

--------------------------------------------------------------------------------
                        Table 1 - Managed Consumer Loan Portfolio
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              June 30
-----------------------------------------------   -------------   --------------
(in thousands)                                         1999             1998
-----------------------------------------------   -------------   --------------

Period-End Balances:
Reported consumer loans                           $   7,426,974   $   5,140,340
Off-balance sheet consumer loans                     10,433,163       9,828,984
-----------------------------------------------   -------------   --------------
Total managed consumer loan portfolio             $  17,860,137   $  14,969,324
-----------------------------------------------   -------------   --------------

Average Balances:
Reported consumer loans                           $   7,406,257   $   5,213,605
Off-balance sheet consumer loans                     10,191,314       9,203,117
-----------------------------------------------   -------------   --------------
Total average managed consumer loan portfolio     $  17,597,571   $  14,416,722
-----------------------------------------------   -------------   --------------

                                                         Six Months Ended
                                                              June 30
-----------------------------------------------   -------------   --------------
(in thousands)                                        1999             1998
-----------------------------------------------   -------------   --------------

Average Balances:
Reported consumer loans                           $   7,120,578   $   4,996,983
Off-balance sheet consumer loans                     10,396,421       9,256,755
-----------------------------------------------   -------------   --------------
Total average managed consumer loan portfolio     $  17,516,999   $  14,253,738
-----------------------------------------------   -------------   --------------

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

--------------------------------------------------------------------------------------------------
                                    Table 2 - OPERATING DATA AND RATIOS
--------------------------------------------------------------------------------------------------
                                          Three Months Ended                 Six Months Ended
                                                June 30                           June 30
--------------------------------------------------------------------------------------------------
 (dollars in thousands)                 1999              1998            1999            1998
----------------------------------   ------------     ------------    ------------    ------------
Reported:
 Average earning assets              $ 9,237,115      $ 7,039,261     $ 9,061,481     $ 6,868,832
 Net interest margin(1)                    10.88%            9.64%          10.68%           9.74%
 Loan yield                                19.08            18.81           19.05           19.00
----------------------------------   ------------     ------------    ------------    ------------

Managed:
 Average earning assets              $19,428,429      $16,242,378     $19,457,902     $16,125,587
 Net interest margin(1)                    10.89%            9.84%          10.74%          10.12%
 Loan yield                                17.43            16.85           17.27           17.15
----------------------------------   ------------     ------------    ------------    ------------

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

         By applying its IBS and in response to dynamic competitive pressures, the Company also targets a significant amount of its marketing expense to other credit card product opportunities. Examples of such products include secured cards and other customized card products including affinity and co-branded cards, student cards and other cards targeted to certain markets that are underserved by the Company's competitors. These products do not have a significant, immediate impact on managed loans balances; rather they typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include annual membership fees and higher annual finance charge rates. The profile of the consumers targeted for these products, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the low non-introductory rate products.

         Table 3 provides income statement data and ratios for the Company's managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

--------------------------------------------------------------------------------------------------------------
                                      Table 3 - Managed risk adjusted revenue
--------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                     Six Months Ended
                                                   June 30                                June 30
------------------------------------   --------------     --------------     --------------     --------------
(dollars in thousands)                     1999               1998                1999               1998
------------------------------------   --------------     --------------     --------------     --------------
Managed Income Statement:
Net interest income                    $  528,811         $  399,505         $ 1,044,464        $  816,216
Non-interest income                       388,112(1)         253,244             745,759(1)        473,927
Net charge-offs                          (164,004)          (212,988)           (335,133)         (425,723)
------------------------------------   --------------     --------------     --------------     --------------
   Risk adjusted revenue               $  752,919         $  439,761         $ 1,455,090        $  864,420
------------------------------------   --------------     --------------     --------------     --------------

Ratios(2):
Net interest margin                         10.89%              9.84%              10.74%            10.12%
Non-interest income                          7.99               6.24                7.66              5.88
Net charge-offs                             (3.38)             (5.25)              (3.44)            (5.28)
------------------------------------   --------------     --------------     --------------     --------------
   Risk adjusted margin                     15.50%             10.83%              14.96%            10.72%
------------------------------------   --------------     --------------     --------------     --------------

(1) Excludes the impact on credit card securitization income related to SFAS 125 of $10.4 million for the three and six months ended June 30, 1999, respectively.

(2)  As a percentage of average managed earning assets.


Net Interest Income

         Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, other borrowings and borrowings from senior and deposit notes.

         Reported net interest income for the three months ended June 30, 1999 was $251.2 million, compared to $169.7 million for the same period in the prior year, representing an increase of $81.5 million, or 48%. For the six months ended June 30, 1999, net interest income was $484.0 million compared to $334.5 million for the same period in 1998, representing an increase of $149.4 million, or 45%. Net interest margin increased 124 and 94 basis points for the three and six months ended June 30, 1999, respectively, compared to the same periods in the prior year. These increases were primarily a result of the increases in the yield on earning assets of 94 and 71 basis points for the three and six months ended June 30, 1999, respectively, to 16.36% from 15.42% and to 16.13% from 15.42% as compared to the same periods in the prior year. The increase in the yield on earning assets was primarily attributable to a shift in the composition of average earning assets towards consumer loans which yield higher returns than the combined securities portfolio, as well as a slight increase in the yield on those consumer loans. The yield on consumer loans nominally increased due to an increase in the amount and frequency of past-due fees charged as compared to the same period in the prior year and the Company's continued shift to higher yielding products.

         Managed net interest income increased $129.3 million, and $228.2 million, or 32% and 28%, for the three and six months ended June 30, 1999, respectively, compared to the same periods in the prior year. The increases in managed net interest income were the result of a 20% and 21% increase in managed average earning assets and the managed net interest margin increasing 105 and 62 basis points to 10.89% and 10.74% for the three and six months ended June 30, 1999, respectively. The increases in managed net interest margin principally reflect the increases in average earning asset composition and earning asset yields discussed above.

         Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 1999 and 1998.

------------------------------------------------------------------------------------------------------------------------------------
                       Table 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
------------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended June 30
------------------------------------------------------------------------------------------------------------------------------------
                                                             1999                                            1998
-------------------------------------  ---------------------------------------------------------------------------------------------
                                          Average         Income/         Yield/          Average         Income/         Yield/
(dollars in thousands)                    Balance         Expense         Rate            Balance         Expense         Rate
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
Assets:
Earning assets
   Consumer loans(1)                   $  7,406,257    $  353,193         19.08%       $  5,213,605    $    245,129       18.81%
   Federal funds sold and
      resale agreements                      63,578           764          4.81             151,275           2,140        5.66
   Other                                  1,767,280        23,816          5.39           1,674,381          24,169        5.77
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
Total earning assets                      9,237,115    $  377,773         16.36%          7,039,261    $    271,438       15.42%
Cash and due from banks                      16,961                                          22,659
Allowance for loan losses                  (253,500)                                       (213,000)
Premises and equipment, net                 320,661                                         177,487
Other                                     1,324,335                                       1,079,789
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
   Total assets                         $10,645,572                                    $  8,106,196
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                            $  2,270,769    $   26,438          4.66%       $  1,193,508    $     13,635        4.57%
   Other borrowings                       1,501,960        19,484          5.19           1,318,889          20,375        6.18
   Senior and deposit notes               4,620,921        80,654          6.98           3,905,684          67,704        6.93
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
Total interest-bearing liabilities        8,393,650    $  126,576          6.03%          6,418,081    $    101,714        6.34%
Other                                       780,168                                         553,033
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
   Total liabilities                      9,173,818                                       6,971,114
Preferred beneficial interests               98,017                                          97,760
Equity                                    1,373,737                                       1,037,322
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
   Total liabilities and equity         $10,645,572                                    $  8,106,196
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
Net interest spread                                                       10.33%                                           9.08%
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
Interest income to
   average earning assets                                                 16.36%                                          15.42%
Interest expense to
   average earning assets                                                  5.48                                            5.78
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
Net interest margin                                                       10.88%                                           9.64%
-------------------------------------  -------------   -------------   -------------   -------------   -------------   -------------

(1)  Interest income includes  past-due fees on loans of approximately  $111,913
     and  $72,700  for  the  three   months   ended  June  30,  1999  and  1998,
     respectively.


                                                                  Six Months Ended June 30
------------------------------------- -----------------------------------------------------------------------------------
                                                        1999                                      1998
------------------------------------- -----------------------------------------------------------------------------------
                                         Average       Income/       Yield/       Average        Income/      Yield/
(dollars in thousands)                   Balance       Expense        Rate        Balance         Expense      Rate
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Assets:
Earning assets
   Consumer loans(1)                   $  7,120,578  $    678,260    19.05%      $  4,996,983  $    474,767         19.00%
   Federal funds sold and
      resale agreements                      94,862         2,251     4.75            256,393         7,218          5.63
   Other                                  1,846,041        50,333     5.45          1,615,456        47,495          5.88
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Total earning assets                      9,061,481  $    730,844    16.13%         6,868,832  $    529,480         15.42%
Cash and due from banks                      10,512                                    21,500
Allowance for loan losses                  (246,417)                                 (205,167)
Premises and equipment, net                 297,168                                   171,543
Other                                     1,276,324                                   960,875
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
   Total assets                         $10,399,068                                 7,817,583
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                            $  2,186,397  $     50,380     4.61%      $  1,229,586  $     27,773          4.52%
   Other borrowings                       1,590,500        43,321     5.45          1,198,654        36,428          6.08
   Senior and deposit notes               4,406,571       153,149     6.95          3,795,013       130,733          6.89
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Total interest-bearing liabilities        8,183,468 $     246,850     6.03%         6,223,253  $    194,934          6.26%
Other                                       779,782                                   502,631
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
   Total liabilities                      8,963,250                                 6,725,884
Preferred beneficial interests               97,986                                    97,728
Equity                                    1,337,832                                   993,971
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
   Total liabilities and equity         $10,399,068                              $  7,817,583
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net interest spread                                                  10.10%                                         9.16%
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Interest income to
   average earning assets                                            16.13%                                         15.42%
Interest expense to
   average earning assets                                             5.45                                           5.68
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Net interest margin                                                  10.68%                                          9.74%
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

(1) Interest income includes past-due fees on loans of approximately $219,061 and $148,651 for the six months ended June 30, 1999 and 1998, respectively.

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

---------------------------------------------------------------------------------------------------------------------
                                       Table 5 - INTEREST VARIANCE ANALYSIS
---------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                         Six Months Ended
                                               June 30, 1999 vs 1998                      June 30, 1999 vs 1998
---------------------------------- --------------------------------------- ------------------------------------------
                                     Increase          Change due to(1)        Increase         Change due to(1)
(in thousands)                      (Decrease)      Volume      Yield/Rate    (Decrease)      Volume      Yield/Rate
---------------------------------- ------------  ------------  ------------  ------------  ------------  ------------
Interest Income:
Consumer loans                       $108,064       $104,516     $  3,548      $203,493      $202,277      $  1,216
Federal funds sold and
   resale agreements                   (1,376)        (1,092)        (284)       (4,967)       (3,976)         (991)
Other                                    (353)         5,684       (6,037)        2,838        11,025        (8,187)
---------------------------------- ------------  ------------  ------------  ------------  ------------  ------------
Total interest income                 106,335         89,052       17,283       201,364       175,854        25,510

Interest Expense:
Deposits                               12,803         12,537          266        22,607        22,036           571
Other borrowings                         (891)        11,712      (12,603)        6,893        16,709        (9,816)
Senior and deposit notes               12,950         12,481          469        22,416        21,245         1,171
---------------------------------- ------------  ------------  ------------  ------------  ------------  ------------
Total interest expense                 24,862         55,552      (30,690)       51,916        72,277       (20,361)
---------------------------------- ------------  ------------  ------------  ------------  ------------  ------------
Net interest income(1)               $ 81,473       $ 57,800     $ 23,673      $149,448      $114,716      $ 34,732
-----------------------------------------------  ------------  ------------  ------------  ------------  ------------

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

         In accordance with SFAS 125, the Company records gains or losses on the securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivable and are included in servicing and securitization income. This excess cash flow essentially represents an "interest only" ("I/O") strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to certificateholders, estimated contractual servicing fees and credit losses. However, exposure to credit losses on the securitized loans is contractually limited to these cash flows.

         Servicing and securitizations income increased $138.2 million, or 89% to $293.6 million for the three months ended June 30, 1999, from $155.4 million in the same period in the prior year. Servicing and securitizations income increased $241.5 million, or 75% to $565.6 million for the six months ended June 30, 1999, from $324.1 million in the same period in the prior year. These increases were primarily due to an increase of 11% and 12%, respectively, in average off-balance sheet consumer loans and decreased charge-offs on such loans as a result of improving consumer credit.

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

Other Non-Interest Income

         Interchange income increased to $33.6 million and $63.8 million, or 65%, and 81%, for the three and six months ended June 30, 1999, respectively, compared to $20.4 million and $35.2 million for the same periods in the prior year. These increases are primarily attributable to increased utilization from existing customers, new account growth and an increase in interchange rates received by the Company in the three months ended June 30, 1999. Service charges and other fees increased to $244.9 million and $467.3 million, or 60% and 64%, for the three and six months ended June 30, 1999, respectively, compared to $153.2 million and $285.6 million for the same periods in the prior year. These increases were composed primarily of increases in overlimit and annual membership fees, as well as increased telecommunications and cross-selling revenue, resulting from the increase in average accounts of 43% and 42% for the three and six months ended June 30, 1999, respectively, and a shift to more fee-intensive products.

         Telecommunications revenue includes service revenues, which consist primarily of charges for airtime usage and monthly network access from providing mobile wireless services. Telecommunications revenue increased $23.9 million to $36.7 million from $12.8 million for the three months ended June 30, 1999 and 1998, respectively. Telecommunications revenue increased $43.0 million to $67.0 million from $24.0 million for the six months ended June 30, 1999 and 1998, respectively. These increases are composed primarily of increases in airtime charges, including peak, non-peak and roaming usage, and monthly network access charges. These increases are a direct result of the increased number of subscriber accounts as well as increased usage by existing subscriber accounts.

Non-Interest Expense

         Non-interest expense for the three and six months ended June 30, 1999 was $607.8 million and $1.2 billion, respectively, an increase of 83% and 87% over $331.8 million and $620.7 million, respectively, for the same periods in the prior year. Contributing to the increase in non-interest expense for the three and six months ended June 30, 1999 was salaries and associate benefits expense which increased $81.0 million, or 71%, and $152.3 million, or 69%, respectively. This was primarily a result of adding over 5,500 full time equivalents to our staffing levels since June 30, 1998. Marketing expense increased $92.4 million and $193.5 million, or 108% and 120%, to $178.2 million and $354.3 million for the three and six months ended June 30, 1999, respectively, as the Company continued to invest in new product opportunities. All other non-interest expenses increased $102.5 million and $191.3 million, or 77% and 80%, to $235.1 million and $429.8 million for the three and six months ended June 30, 1999, respectively, from $132.6 million and $238.5 million for the same periods in the prior year. The increase in all other non-interest expenses primarily consists of increased telecommunications costs of revenue, professional service costs, costs of collections, fraud losses and increased associate recruitment efforts. These increases were primarily a result of a more than 40% increase in the average number of accounts for the three and six months ended June 30, 1999, as compared to the same periods in the prior year, as well as the Company's continued expansion into new product and geographic markets, which resulted in a corresponding increase in all operational costs.

         Non-interest expense includes telecommunications operating expenses, which primarily include salaries and associate benefits expense, marketing, telecommunications costs of revenue and other operational costs. Marketing consists of the costs to acquire a wireless account, which includes the cost of providing a phone to the customer. Telecommunications costs of revenue consists primarily of the cost of airtime purchased for resale to customers and the cost of monthly network access used in providing mobile wireless services. Telecommunications operating expenses increased $46.4 and $85.1 million to $65.4 and $124.0 million for the three and six months ended June 30, 1999, respectively, compared to the same periods for the prior year. These increases are primarily a result of increased staffing levels, marketing expense and costs of airtime and monthly network access related to growing the wireless services subscriber accounts base.

Income Taxes

         The Company's income tax rate was 38% for the three months ended June 30, 1999 and 1998 and includes both state and federal income tax components.

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

-------------------------------------------------------------------------------------------------------------
                             Table 6 - Delinquencies
-------------------------------------------------------------------------------------------------------------
                                                                          June 30
------------------------------------------- ----------------------------------- -----------------------------
                                                           1999                             1998
------------------------------------------- ----------------------------------- -----------------------------
                                                                   % of                              % of
(dollars in thousands)                           Loans          Total Loans        Loans          Total Loans
-------------------------------------------   ------------     ------------     ------------     ------------
Reported:
Loans outstanding                             $  7,426,974         100.00%      $  5,140,340       100.00%
Loans delinquent:
 30-59 days                                        167,399           2.25            104,819         2.04
 60-89 days                                         91,717           1.24             61,756         1.20
 90 or more days                                   138,264           1.86             91,747         1.79
-------------------------------------------   ------------     ------------     -----------      ------------
Total                                         $    397,380           5.35%      $    258,322         5.03%
-------------------------------------------   ------------     ------------     ------------     ------------

Managed:
Loans outstanding                             $ 17,860,137         100.00%      $ 14,969,324       100.00%
Loans delinquent:
 30-59 days                                        341,120           1.91            287,182         1.92
 60-89 days                                        192,264           1.07            177,313         1.18
 90 or more days                                   310,231           1.74            305,282         2.04
-------------------------------------------   ------------     ------------     ------------     ------------
Total                                         $    843,615           4.72%      $    769,777         5.14%
-------------------------------------------   ------------     ------------     ------------     ------------

         The 30-plus day delinquency rate for the reported consumer loan portfolio was 5.35% as of June 30, 1999, up 32 basis points from 5.03% as of June 30, 1998, and up 49 basis points from 4.86% as of March 31, 1999. The 30-plus day delinquency rate for the managed consumer loan portfolio was 4.72% as of June 30, 1999, down 42 basis points from 5.14% as of June 30, 1998 and up 16 basis points from 4.56% as of March 31,1999.

Net Charge-Offs

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

-------------------------------------------------------------------------------------------------------------------
                                              Table 7 - NET CHARGE-OFFS
-------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                    Six Months Ended
                                                           June 30                              June 30
------------------------------------------- ---------------     ---------------    ---------------   ---------------
(dollars in thousands)                             1999               1998               1999             1998
------------------------------------------- ---------------     ---------------    ---------------   ---------------
Reported:
 Average loans outstanding                  $   7,406,257       $   5,213,605      $   7,120,578     $   4,996,983
 Net charge-offs                                   59,805              58,916            115,055           114,978
 Net charge-offs as a percentage of
     average loans outstanding                       3.23%               4.52%              3.23%             4.60%
------------------------------------------- ---------------     --------------     ---------------   ---------------
 Managed:
 Average loans outstanding                  $  17,597,571       $  14,416,722      $  17,516,999     $  14,253,738
 Net charge-offs                                  164,004             212,988            335,133           425,723
 Net charge-offs as a percentage of
     average loans outstanding                       3.73%               5.91%              3.83%             5.97%
------------------------------------------- ---------------     ---------------    ---------------   ---------------

         Net charge-offs of managed loans decreased $49.0 million and $90.6 million, or 23% and 21%, while average managed consumer loans grew 22% and 23% for the three and six months ended June 30, 1999, respectively, from the same periods in the prior year. For the three and six months ended June 30, 1999, the Company's net charge-offs as a percentage of average managed loans outstanding were 3.73% and 3.83%, respectively, compared to 5.91% and 5.97% for the same periods in the prior year. The decrease in reported and managed net charge-off rates were the result of improved general economic trends, a shift in portfolio mix to higher quality credit and improved recovery efforts.

Provision and Allowance for Loan Losses

         The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable future losses, net of recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that the allowance for loan losses is adequate to cover anticipated losses in the reported homogeneous consumer loan portfolio under current conditions. There can be no assurance as to future credit losses that may be incurred in connection with the Company's consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported homogeneous consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; historical trends in loan volume; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; credit evaluations and underwriting policies.

         Table 8 sets forth the  activity in the  allowance  for loan losses for
the  periods   indicated.   See  "Asset  Quality,"   "Delinquencies"   and  "Net
Charge-Offs" for a more complete analysis of asset quality.

----------------------------------------------------------------------------------------------------------------------
                                  Table 8 - Summary of allowance for loan losses
----------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended              Six Months Ended
                                                                    June 30                         June 30
------------------------------------------------------ --------------- --------------- -------------- ----------------
(dollars in thousands)                                      1999            1998           1999            1998
------------------------------------------------------ --------------- --------------- --------------- ---------------
Balance at beginning of period                         $  251,000      $  213,000      $  231,000      $  183,000
Provision for loan losses                                  74,301          59,013         148,887         144,879
Other                                                         504             (97)          1,168              99
Charge-offs                                               (90,627)        (77,348)       (171,022)       (144,386)
Recoveries                                                 30,822          18,432          55,967          29,408
----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                           (59,805)        (58,916)       (115,055)       (114,978)
----------------------------------------------------------------------------------------------------------------------
Balance at end of period                               $  266,000      $  213,000      $  266,000      $  213,000
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses to loans at period-end             3.58%           4.14%           3.58%          4.14%
----------------------------------------------------------------------------------------------------------------------

         For the three and six months ended June 30, 1999, the provision for loan losses increased to $74.3 million and $148.9 million, or 26% and 3%, respectively, from $59.0 million and $144.9 million for the comparable periods in the prior year, as average reported loans increased by 42% for the three and six months ended June 30, 1999. The allowance for loan losses as a percentage of reported consumer loans decreased to 3.58% as of June 30, 1999, from 4.14% as of June 30, 1998 due to the change in mix of its reported loan portfolio and overall improvements in loss rates and delinquencies.

Funding

         The Company has established access to a wide range of domestic funding alternatives, in addition to securitization of its consumer loans. The Company primarily issues senior unsecured debt of the Bank through its $8.0 billion bank note program, of which $4.0 billion was outstanding as of June 30, 1999, with original terms of one to ten years.

         Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies. The Company has accessed the international securitization market for a number of years with both US$ and foreign denominated transactions. Both of the Company's committed revolving credit facilities offer foreign currency funding options. The Bank has established a $1.0 billion Euro Medium Term Note program that is targeted to non-U.S. investors. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translation.

         The Company has significantly expanded its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, as well as to develop customized account management programs. As of June 30, 1999, the Company had $2.4 billion in interest-bearing deposits, with original maturities of up to ten years.

         Table  9  shows  the   maturation   of   certificates   of  deposit  in
denominations of $100,000 or greater ("large denomination CDs") as of June 30, 1999.

--------------------------------------------------------------------------------
    Table 9 - Maturities of large denomination certificates-$100,000 or more
--------------------------------------------------------------------------------
                                                   June 30, 1999
-----------------------------------------  -----------       ---------
(dollars in thousands)                       Balance          Percent
-----------------------------------------  -----------       ---------

Three months or less                       $   159,449          24.96%
Over 3 through 6 months                         83,937          13.14
Over 6 through 12 months                        63,055           9.87
Over 12 months through 10 years                332,369          52.03
-----------------------------------------  -----------       ---------
Total                                      $   638,810         100.00%
-----------------------------------------  -----------       ---------

         The Company's other borrowings portfolio consists of $1.1 billion in borrowings maturing within one year and $286.5 million in borrowings maturing after one year.

Table 10 shows the Company's unsecured funding availability and outstanding as of June 30, 1999.

--------------------------------------------------------------------------------------------------------------------
                         Table 10 - FUNDING AVAILABILITY
--------------------------------------------------------------------------------------------------------------------
                                                          June 30, 1999
--------------------------------------------------------------------------------------------------------------------
                                                    Effective/                                           Final
(dollars or dollar equivalents in millions)         Issue Date   Availability(1)     Outstanding      Maturity(4)
-------------------------------------------------- ------------ ----------------- ---------------- -----------------
Domestic revolving credit facility                      5/99          $1,200                               5/03
UK/Canada revolving credit facility                     8/97             350           $    50             8/00
Senior bank note program(2)                             4/97           8,000             3,986             -
Non-U.S. bank note program                             10/97           1,000                 5             -
Corporation Shelf Registration                          7/98             625               549             -
Deposit note program                                    4/97           2,000                               -
Capital securities(3)                                   1/97             100                98             2/27
--------------------------------------------------------------------------------------------------------------------

(1)  All  funding  sources  are  revolving  except  for  the  Corporation  Shelf
     Registration and the floating rate junior subordinated capital income securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2) Includes availability to issue up to $200 million of subordinated bank notes, none outstanding as of June 30, 1999.
(3) Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
(4)  Maturity date refers to the date the facility terminates, where applicable.

         The domestic revolving credit facility was amended in May 1999 and is now comprised of two tranches as follows: a Tranche A facility in the amount of $810 million available to the Bank and the Savings Bank, including an option for up to $250 million in multi-currency availability, and a Tranche B facility in the amount of $390 million available to the Corporation, the Bank and the Savings Bank, including an option for up to $150 million in multi-currency availability. The facility terminates on May 24, 2003; however, it may be extended for an additional one-year period.

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

         As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of June 30, 1999, the Company held $1.6 billion in such securities.

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

         The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of June 30, 1999, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank's capital category.


-------------------------------------------------------------------------------------------------------------------
                                       Table 11 - Regulatory Capital Ratios
-------------------------------------------------------------------------------------------------------------------
                                                                                  To Be "Well-Capitalized" Under
                                                     Minimum for Capital             Prompt Corrective Action
                                      Ratios          Adequacy Purposes                     Provisions
--------------------------------- --------------- --------------------------- ----------------------------------------
June  30, 1999
Capital One Bank
 Tier 1 Capital                        11.51%                 4.00%                             6.00%
 Total Capital                         14.25                  8.00                             10.00
 Tier 1 Leverage                       11.16                  4.00                              5.00

Capital One, F.S.B.(1)
 Tangible Capital                       9.89%                 1.50%                             6.00%
 Total Capital                         12.43                 12.00                             10.00
 Core Capital                           9.89                  8.00                              5.00
--------------------------------- --------------- --------------------------- ----------------------------------------

June  30, 1998
Capital One Bank
 Tier 1 Capital                        13.02%                 4.00%                             6.00%
 Total Capital                         15.76                  8.00                             10.00
 Tier 1 Leverage                       10.42                  4.00                              5.00

Capital One, F.S.B.(1)
 Tangible Capital                      13.89%                 1.50%                             6.00%
 Total Capital                         17.81                 12.00                             10.00
 Core Capital                          13.89                  8.00                              5.00
--------------------------------- --------------- --------------------------- ----------------------------------------

(1) As of June 30, 1999, the Savings Bank was subject to capital requirements that exceed minimum capital adequacy requirements, including the requirement to maintain a minimum Core Capital ratio of 8% and a Total Capital ratio of 12%.

         During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of June 30 1999, the Company's Tier 1 Leverage ratio was 13.30%.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of June 30, 1999, retained earnings of the Bank of $196 million were available for payment of dividends to the Corporation without prior approval by the Federal Reserve.

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

         The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 3% below the mean managed net interest income of the distribution. As of June 30, 1999, the Company was in compliance with the policy; more than 99% of the outcomes generated by the model produced a managed net interest income of no more than 1.0% below the mean outcome. The interest rate scenarios evaluated as of June 30, 1999, included scenarios in which short-term interest rates rose by as much as 400 basis points or fell by as much as 180 basis points over twelve months.

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

         The Company has set targets to increase its earnings in 1999 by approximately 30% over 1998 earnings and to achieve a return on equity in excess of 20%. As discussed elsewhere in this report and below, the Company's actual earnings are a function of its revenues (net interest income and non-interest income on its earning assets), consumer usage and payment patterns, credit quality of its earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

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

Lending. Lending includes credit card and other consumer lending products, including automobile financing. Credit card opportunities include, and are expected to continue to include, a wide variety of highly customized products with interest rates, credit lines and other features specifically tailored for numerous consumer segments. The Company expects continued growth across a broad spectrum of new and existing customized products, which are distinguished by a varied range of credit lines, pricing structures and other characteristics. For example, the Company's low non-introductory rate products, which are marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of lower delinquencies and credit losses than the traditional low introductory rate balance transfer products. On the other hand, certain other customized card products are characterized by lower credit lines, higher yields (including fees) and in some cases, higher delinquencies and credit losses than the Company's traditional products. These products also involve higher operational costs but exhibit better response rates, less adverse selection, less attrition and a greater ability to reprice than the Company's traditional introductory rate products. More importantly, as a whole, all of these customized products continue to have less volatile returns than the traditional products in recent market conditions.

Telecommunications. The Company recently announced that it expects to change the focus of its efforts to market telecommunications services through its subsidiary America One Communications, Inc. ("America One"). In the first half of 1999, America One's primary business, the reselling of analog and digital wireless services through direct marketing channels, began experiencing significant competitive pressures in its core wireless markets. In response to these changing market conditions, the Company expects to decrease its marketing investment in these market segments and, over time, to increase its investment in other market segments that generally are not being served by the major wireless telecommunications competitors. As a result of this shift in marketing, the Company expects that its overall marketing investment in America One will decrease in the second half of 1999, especially in the fourth quarter and, as a result, the negative impact of the telecommunications business on the Company's earnings will also be reduced. Management remains optimistic that, over time, its strategy can be successful in the wireless telecommunications industry.

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

         The Company will continue to apply its IBS in an effort to balance the mix of credit card products with other financial and non-financial products and services to optimize profitability within the context of acceptable risk. The Company's growth through expansion and product diversification will be affected by the ability to internally build or acquire the necessary operational and organizational infrastructure, recruit experienced personnel, fund these new businesses and manage expenses. Although management believes it has the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that the Company's historical financial performance will necessarily reflect its results of operations and financial condition in the future.

Marketing Investment

         The Company expects its 1999 marketing expenses to exceed 1998's expense level significantly, as the Company continues to invest in its various credit card products and services, brand management and other financial and non-financial products and services. The Company cautions, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As the Company's portfolio continues to increase, additional growth to offset attrition requires increasing amounts of marketing. Intense competition in the credit card market has resulted in a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. In addition, the cost to acquire new accounts varies across product lines and is expected to rise as the Company moves beyond the domestic card business. With competition affecting the profitability of traditional introductory rate card products, the Company has been allocating, and expects to continue to allocate, a greater portion of its marketing expense to other customized credit card products and other financial and non-financial products. Additionally, the cost to acquire an America One wireless account has included the cost of providing a free phone to the customer, and consequently has been substantially more than the cost to acquire a credit card account. The Company intends to continue a flexible approach in its allocation of marketing expenses. For example, the Company recently began testing on-line account access, account underwriting and marketing to a limited audience. The Company is also developing a brand marketing strategy to supplement current strategies. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit and wireless service industries, general economic conditions affecting consumer credit performance, the asset quality of the Company's portfolio and the identification of market opportunities across product lines that exceed the Company's targeted rates of return on investment.

The amount of marketing expense allocated to various products or businesses will influence the characteristics of the Company's portfolio as various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. The Company currently expects continued strong account growth and loan growth in the second half of 1999. Actual growth, however, may vary significantly depending on the Company's actual product mix and the level of attrition on the Company's managed portfolio, which is primarily affected by competitive pressures.

Impact of Delinquencies, Charge-Offs and Attrition

         The Company's earnings are particularly sensitive to delinquencies and charge-offs on the Company's portfolio and on the level of attrition due to competition in the credit card industry. As delinquency levels fluctuate, the resulting amount of past due and overlimit fees, which are significant sources of revenue for the Company, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. Delinquencies and net charge-offs are impacted by general economic trends in consumer credit performance, including bankruptcies, the continued seasoning of the Company's portfolio and the product mix.

         The Company has experienced improving credit quality of its credit portfolio in 1999. As of June 30, 1999, the Company had the lowest charge-off rate among the top ten credit card issuers in the United States. However, management believes that charge-offs are unlikely to continue to decrease by any significant amount. Indeed, delinquencies increased slightly during the second quarter of 1999. Management expects that delinquencies will continue to increase moderately in the second half of 1999 and that, as a result, charge-offs will begin to increase slightly in the year 2000. Management cautions that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Increased competition can affect the Company's earnings by increasing attrition of the Company's outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract more profitable customers.

The Year 2000 Issue and the Company's State of Readiness

         The year 2000 problem is a result of computer systems using two digits rather than four digits to define an applicable year. The Company utilizes a significant number of internal computer software programs and operating systems across its entire organization. In addition, the Company depends on its external business vendors to provide services for its operations. To the extent the software applications of the Company or its vendors contain programmed code that is unable to appropriately interpret the year 2000 and beyond, some level of modification, or even possibly replacement of such applications, may be necessary.

         In October 1996, the Company formed a year 2000 project office to identify software systems and computer-related devices that required modification for the year 2000. The project office's strategy for the Company's information technology computer-based ("IT") systems is based, in large part, on the regulatory guidelines published by the Federal Financial Institutions Examination Counsel. This strategy calls for five milestones for each of the Company's 79 internal IT project areas:

- awareness of the existence of information  technology systems  Company-wide;
- assessment of those systems for year 2000 readiness;
- renovation of those systems  and  their  date  coding  functions;
- validation   (testing)  of renovations; and
- implementation of all renovations made.

         With one exception, all of the Company's internally housed IT project areas, including all of those supporting core business processes, have completed these five milestones. The Company's automobile finance subsidiary, Summit Acceptance Corporation, has temporarily de-installed one renovated, non-critical system to enable full business functionality enhancements, but expects re-implementation to occur in the third quarter.

         The Company has also completed several integrated tests for systems with cross functionality and completed an internal audit validation of its testing measures and results. Significant focus continues to be placed on managing the risks of system modifications developments. The Company is also conducting ongoing audits to ensure that maintenance procedures, including regression testing, are in place. The Company will continue to monitor and test its internal IT systems, as necessary, throughout the remainder of 1999.

         The Company has also addressed the effect of the year 2000 on its non-IT systems, which are not included as part of the IT project areas set forth above. These non-IT systems primarily consist of desktop computer applications and data used by the Company's employees. The Company has inventoried, assessed and renovated these applications and data and will continue to monitor and test these systems, as necessary, throughout the remainder of 1999.

         In addition, the Company relies on outside business vendors in its day-to-day operations. The Company assesses the overall year 2000 readiness of its external business vendors and year 2000 compliance of specific vendor systems used in the Company's operations. These vendors include credit bureaus, collection agencies, utilities and other related service providers, third party processors, the U.S. postal service, telephone companies, technology vendors, and banks that are creditors of the Company or which provide cash management, trustee, paying agent, stock transfer agent or other services. These vendors also include third parties that the Company uses to outsource certain operations for America One, Summit and our business in the United Kingdom. The Company is actively communicating with third parties through face-to-face meetings and correspondence to obtain test results and perform integrated testing with service providers. The Company, however, must rely on the actions of and the information provided by its vendors and cannot guarantee that vendor systems will, in fact, be compliant.

         For high priority vendors that the Company determines may not be taking appropriate and timely action or have failed to provide sufficient information, the Company has accelerated contingency planning efforts. With particular vendors supplying technology products, the Company has conducted extensive testing and renovations or has acquired new systems. In particular, the Company expects to complete the installation and testing of a year 2000 compliant billing system for America One by August 31. The Company will continue to actively monitor the efforts of all of its vendors and take actions to mitigate year 2000 issues resulting from any failure of its vendors to be year 2000 compliant.

The Company's Contingency Plans. The Company has established individual contingency plans for its business units. Each business unit has achieved the first three of the four milestones in its contingency planning strategy: (i) inventory and assessment of year 2000 risks, (ii) business impact analysis,
(iii) developing contingency plans to mitigate the risks, and (iv) testing and validation of these contingency plans. Testing and validation of the individual business unit plans is ongoing.

         The Company has also developed an Enterprise-Wide Contingency Plan (the "Plan") to support and unite the detailed business unit plans. The Plan addresses risk to core business processes as well as certain global enterprise risks. The Company's core business processes include, but are not limited to, credit authorization, funding and securitizations, transaction processing, customer billing, customer statement processing, remittance processing and fraud. The Plan sets forth the overall communication, operations, and information technology strategies needed to enable rapid response and minimize impacts in the event of failure or interruption to these processes. Contingency planning includes pre-event planning assessment, prioritization and communication of issues, and recovery of operations. Some of the strategies address reliance on back-up systems, on-site internal and external technical support, and implementation of manual processes, shifting of workloads, and moving to alternate service providers to continue operations.

         The Plan also addresses global enterprise risks such as interruptions of power supply, telecommunications supply, postal service and the Company's cardholder authorization system and sets forth plans to minimize negative impacts. An independent review of the Plan and validation strategy for feasibility is also complete, and testing and validation of the Plan is ongoing. In addition, the Company's Year 2000 Governance Committee is examining broad business and economic issues related to mitigating the financial impact of the Year 2000. The Company will continue to update and test its contingency plans based on changes in its business situations throughout 1999.

The Costs to Address the Company's Year 2000 Issues. As of June 30, 1999, the Company had spent a total of approximately $10.9 million for year 2000 remediation of its internal IT systems. The Company's estimate for projected year 2000 costs for all of 1999 is $9.5 million. This includes the costs of expanded integrated testing and quality reviews. Costs associated with non-IT systems, which are not included, are not expected to be material.

The Risks of the Company's Year 2000 Issues. Although the Company expects to have all of its system modifications completed and tested extensively by the onset of the new millennium, unforeseen problems could arise from not being year 2000 compliant. The Company's business is heavily reliant on computer technologies and problems could arise resulting in delays and malfunctions that may impact the Company's operations, liquidity and financial results. In addition, the Company cannot guarantee that all of its vendors will have completed system renovations and be compliant by the year 2000. Although the Company is developing contingency plans to mitigate the risks from third party vendors and systems, the failure of third parties to provide the Company with products, services or systems that meet year 2000 requirements could materially impact the Company's business and operations. A reasonably likely worst case scenerio would involve a major failure of the U.S. Postal Service, the Company's local and long distance carriers, one or more of the primary financial switching networks, or its material third party processors to be year 2000 compliant. These failures could cause disruption or delay in the Company's ability to solicit new customers and service the accounts of its existing customers.

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

Cautionary Factors

         The Company's strategies and objectives outlined above, and the other forward-looking statements contained in this section, involve a number of risks and uncertainties. The Company cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial and other products, changes in the Company's aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); the ability of the Company to continue to securitize its credit cards and consumer loans and to otherwise access the capital markets at attractive rates and terms to fund its operations and future growth; difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services or expansion internationally; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general; the amount of, and rate of growth in, the Company's expenses (including salaries and associate benefits and marketing expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; the ability of the Company and its suppliers to successfully address year 2000 compliance issues; and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 1998 (Part I, Item 1, Risk Factors).

Item 6.  Reports on Form 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:
         The Company filed a Current Report on Form 8-K, dated April 15, 1999, Commission File No. 1-13300, enclosing its press release dated April 15, 1999.

         The Company filed a Current Report on Form 8-K, dated April 29, 1999, Commission File No. 1-13300, enclosing Amendment Number 1 to Rights Agreement dated April 29, 1999.

         The Company filed a Current Report on Form 8-K, dated April 30, 1999, Commission File No. 1-13300, enclosing its press release dated April 30, 1999.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAPITAL ONE FINANCIAL CORPORATION
                                               (Registrant)


Date:  August 10, 1999                         /s/ David M. Willey
                                               ------------------------------

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