Form 10-Q
period 1999-09-30
CAPITAL ONE FINANCIAL CORP
filed 1999-11-15
CIK 927628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 1999, there were 197,180,208 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        CAPITAL ONE FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------


                               September 30, 1999



PART I.      FINANCIAL INFORMATION                                          Page

             Item 1.      Financial Statements (unaudited):
                               Condensed Consolidated Balance Sheets...........3
                               Condensed Consolidated Statements of Income.....4
                               Condensed Consolidated Statements of Changes
                                 in Stockholders' Equity.......................5
                               Condensed Consolidated Statements of
                                 Cash Flows....................................6
                               Notes to Condensed Consolidated Financial
                                 Statements....................................7

             Item 2.      Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations.....................................11

PART II.     OTHER INFORMATION

             Item 6.      Exhibits and Reports on Form 8-K....................31

                          Signatures..........................................31

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                                  September 30       December 31
                                                                      1999               1998
---------------------------------------------------------------  --------------     -------------
Assets:
Cash and due from banks                                          $       59,934     $      15,974
Federal funds sold and resale agreements                                                  261,800
Interest-bearing deposits at other banks                                 53,493            22,393
---------------------------------------------------------------  --------------     -------------
   Cash and cash equivalents                                            113,427           300,167
Securities available for sale                                         1,708,609         1,796,787
Consumer loans                                                        8,286,210         6,157,111
   Less:  Allowance for loan losses                                    (306,000)         (231,000)
---------------------------------------------------------------  --------------     -------------
Net loans                                                             7,980,210         5,926,111
Premises and equipment, net                                             429,504           242,147
Interest receivable                                                      65,350            52,917
Accounts receivable from securitizations                                614,962           833,143
Other                                                                   460,847           268,131
---------------------------------------------------------------  --------------     -------------
   Total assets                                                  $   11,372,909     $   9,419,403
---------------------------------------------------------------  --------------     -------------

Liabilities:
Interest-bearing deposits                                        $    3,576,400     $   1,999,979
Other borrowings                                                      1,016,868         1,644,279
Senior notes                                                          4,328,237         3,739,393
Interest payable                                                         87,688            91,637
Other                                                                   828,422           575,788
---------------------------------------------------------------  --------------     -------------
   Total liabilities                                                  9,837,615         8,051,076

Capital Securities                                                       98,113            97,921

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized
   50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
   300,000,000 shares, 199,670,421 and 199,670,376 issued as of
   September 30, 1999 and December 31, 1998, respectively                 1,997             1,997
Paid-in capital, net                                                    625,771           598,167
Retained earnings                                                       929,585           679,838
Cumulative other comprehensive income (loss)                            (32,232)           60,655
     Less:  Treasury stock, at cost; 2,557,263 and 2,690,910
            shares as of September 30, 1999 and December 31, 1998,
            respectively                                                (87,940)          (70,251)
---------------------------------------------------------------  --------------     -------------
   Total stockholders' equity                                         1,437,181         1,270,406
---------------------------------------------------------------  --------------     -------------

   Total liabilities and stockholders' equity                    $   11,372,909     $   9,419,403
---------------------------------------------------------------  --------------     -------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                           Three Months Ended                Nine Months Ended
                                                               September 30                     September 30
---------------------------------------------------- -------------   -------------   --------------    --------------
                                                          1999           1998              1999             1998
---------------------------------------------------- -------------   -------------   --------------    --------------
Interest Income:
Consumer loans, including fees                       $     386,727   $     259,339   $    1,064,987    $      734,106
Federal funds sold and resale agreements                       638             957            2,889             8,175
Other                                                       24,671          22,813           75,004            70,308
---------------------------------------------------- -------------   -------------   --------------    --------------
  Total interest income                                    412,036         283,109        1,142,880           812,589

Interest Expense:
Deposits                                                    38,003          15,805           88,383            43,578
Other borrowings                                            19,030          24,752           62,351            61,180
Senior and deposit notes                                    76,980          65,498          230,129           196,231
---------------------------------------------------- -------------   -------------   --------------    --------------
  Total interest expense                                   134,013         106,055          380,863           300,989
---------------------------------------------------- -------------   -------------   --------------    --------------
Net interest income                                        278,023         177,054          762,017           511,600
Provision for loan losses                                  114,061          67,569          262,948           212,448
---------------------------------------------------- -------------   -------------   --------------    --------------
Net interest income after provision for loan losses        163,962         109,485          499,069           299,152

Non-Interest Income:
Servicing and securitizations                              311,217         217,094          876,777           541,161
Service charges and other fees                             275,900         146,648          743,227           432,263
Interchange                                                 33,946          23,213           97,732            58,383
---------------------------------------------------- -------------   -------------   --------------    --------------
  Total non-interest income                                621,063         386,955        1,717,736         1,031,807

Non-Interest Expense:
Salaries and associate benefits                            199,048         116,107          572,703           337,488
Marketing                                                  175,163         126,481          529,493           287,292
Communications and data processing                          68,755          38,415          189,305           102,618
Supplies and equipment                                      48,076          27,416          127,083            82,399
Occupancy                                                   19,117          11,115           49,412            32,849
Other                                                      121,056          63,993          321,036           161,600
---------------------------------------------------- -------------   -------------   --------------    --------------
  Total non-interest expense                               631,215         383,527        1,789,032         1,004,246
---------------------------------------------------- -------------   -------------   --------------    --------------
Income before income taxes                                 153,810         112,913          427,773           326,713
Income taxes                                                58,448          42,907          162,554           124,151
---------------------------------------------------- -------------   -------------   --------------    --------------
Net income                                           $      95,362   $      70,006   $      265,219    $      202,562
---------------------------------------------------- -------------   -------------   --------------    --------------
Basic earnings per share                             $        0.48   $        0.36   $         1.34    $         1.03
---------------------------------------------------- -------------   -------------   --------------    --------------
Diluted earnings per share                           $        0.45   $        0.33   $         1.26    $         0.97
---------------------------------------------------- -------------   -------------   --------------    --------------
Dividends paid per share                             $        0.03   $        0.03   $         0.08    $         0.08
---------------------------------------------------- -------------   -------------   --------------    --------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)

                                                                                                          Cumulative
                                                                                                             Other        Total
                                                 Common Stock       Paid-In     Retained   Comprehensive   Treasury    Stockholders'
                                              Shares     Amount   Capital, Net  Earnings   Income (Loss)    Stock         Equity
------------------------------------------- -----------  -------  ------------  ---------  -------------  ----------  -------------

Balance, December 31, 1997                  199,671,690  $ 1,997  $ 512,230     $ 425,140    $  2,539     $  (48,647)  $    893,259
Comprehensive income:
  Net income                                                                      202,562                                   202,562
  Other comprehensive income, net of income tax
    Unrealized gains on securities, net of
      income taxes of $20,686                                                                  33,751                        33,751
    Foreign currency translation adjustments                                                   (4,766)                       (4,766)
                                                                                           -------------              -------------
  Other comprehensive income                                                                   28,985                        28,985
                                                                                                                      -------------
Comprehensive income                                                                                                        231,547
Cash dividends - $.08 per share                                                   (15,371)                                  (15,371)
Purchases of treasury stock                                           1,708                                  (71,360)       (69,652)
Issuances of common stock                                            36,526                                   22,790         59,316
Exercise of stock options                         4,500             (15,716)                                  22,288          6,572
Common stock issuable under incentive plan                           63,017                                                  63,017
Other items, net                                                        440                                                     440
------------------------------------------- -----------  -------  ------------  ---------  -------------  ----------  -------------
Balance, September 30, 1998                 199,676,190  $ 1,997  $ 598,205     $ 612,331    $ 31,524     $  (74,929)  $  1,169,128
------------------------------------------- -----------  -------  ------------  ---------  -------------  ----------  -------------

Balance, December 31, 1998                  199,670,376  $ 1,997  $ 598,167     $ 679,838    $ 60,655     $  (70,251)  $  1,270,406
Comprehensive income:
  Net income                                                                      265,219                                   265,219
  Other comprehensive income (loss), net of income tax
    Unrealized losses on securities, net of
      income tax benefit of $58,019                                                           (94,662)                      (94,662)
    Foreign currency translation adjustments                                                    1,775                         1,775
                                                                                           -------------              -------------
  Other comprehensive loss                                                                    (92,887)                      (92,887)
                                                                                                                      -------------
Comprehensive income                                                                                                        172,332
Cash dividends - $.08 per share                                                   (15,492)                                  (15,492)
Purchases of treasury stock                                                                                  (80,004)       (80,004)
Issuances of common stock                            45                (740)           20                      8,228          7,508
Exercise of stock options                                           (22,614)                                  54,087         31,473
Common stock issuable under incentive plan                           47,221                                                  47,221
Other items, net                                                      3,737                                                   3,737
------------------------------------------- -----------  -------  ------------  ---------  -------------  ----------  -------------
Balance, September 30, 1999                 199,670,421  $ 1,997  $ 625,771     $ 929,585    $(32,232)    $  (87,940)  $  1,437,181
------------------------------------------- -----------  -------  ------------  ---------  -------------  ----------  -------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
--------------------------------------------------------------------   -------------       -------------
                                                                            1999                1998
--------------------------------------------------------------------   -------------       -------------
Operating Activities:
Net income                                                             $     265,219       $     202,562
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                               262,948             212,448
     Depreciation and amortization, net                                      122,518              77,836
     Stock compensation plans                                                 47,221              63,035
     (Increase) decrease in interest receivable                              (12,433)              2,842
     Decrease (increase) in accounts receivable from securitizations         101,577            (275,885)
     Increase in other assets                                               (150,303)            (88,978)
     (Decrease) increase in interest payable                                  (3,949)             11,403
     Increase in other liabilities                                           252,634             183,638
--------------------------------------------------------------------   -------------       -------------
       Net cash provided by operating activities                             885,432             388,901
--------------------------------------------------------------------   -------------       -------------

Investing Activities:
Purchases of securities available for sale                                  (649,863)           (761,670)
Proceeds from maturities of securities available for sale                    178,884             626,749
Proceeds from sales of securities available for sale                         522,357             112,279
Proceeds from securitizations of consumer loans                            1,714,514           3,322,892
Net increase in consumer loans                                            (4,136,573)         (4,281,127)
Recoveries of loans previously charged off                                    87,676              47,567
Additions of premises and equipment, net                                    (273,532)           (118,545)
--------------------------------------------------------------------   -------------       -------------
       Net cash used for investing activities                             (2,556,537)         (1,051,855)
--------------------------------------------------------------------   -------------       -------------

Financing Activities:
Net increase in interest-bearing deposits                                  1,576,421             284,681
Net (decrease) increase in other borrowings                                 (627,411)            530,699
Issuances of senior notes                                                  1,453,059           1,258,700
Maturities of senior and deposit notes                                      (864,779)         (1,163,162)
Dividends paid                                                               (15,492)            (15,371)
Purchases of treasury stock                                                  (80,004)            (69,652)
Net proceeds from issuances of common stock                                   11,098               5,731
Proceeds from exercise of stock options                                       31,473               6,572
--------------------------------------------------------------------   -------------       -------------
       Net cash provided by financing activities                           1,484,365             838,198
--------------------------------------------------------------------   -------------       -------------

(Decrease) increase in cash and cash equivalents                            (186,740)            175,244
Cash and cash equivalents at beginning of period                             300,167             237,723
--------------------------------------------------------------------   -------------       -------------
Cash and cash equivalents at end of period                             $     113,427       $     412,967
--------------------------------------------------------------------   -------------       -------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 1999
(in thousands, except per share data) (unaudited)

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

Note B:  Significant Accounting Policies

Cash and Cash Equivalents

         Cash paid for interest for the nine months ended September 30, 1999 and 1998 was $384,812 and $289,064, respectively. Cash paid for income taxes for the nine months ended September 30, 1999 and 1998 was $205,515 and $170,806, respectively.

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

         The following table presents income statement information by business segment:

                                               Three Months Ended             Nine Months Ended
                                                  September 30                  September 30
                                        ---------------------------     ---------------------------
                                            1999              1998         1999            1998
-------------------------------------   -----------      ----------     -----------     -----------
Income Statement Data
Revenues:
     Lending                            $   931,197      $   593,764    $ 2,605,799     $ 1,635,178
     Telecommunications                      42,282           15,974        109,330          39,982
Operating profit (loss):
     Lending                                286,854          217,044        876,961         637,866
     Telecommunications                      (9,289)         (22,116)       (66,252)        (36,986)
     Other                                   (8,855)          (6,380)       (25,891)        (21,751)
-------------------------------------   -----------      -----------    -----------     -----------
Total operating profit (loss)               268,710          188,548        784,818         579,129
Indirect expenses                           114,900           75,635        357,045         252,416
-------------------------------------   -----------      -----------    -----------     -----------
Income before taxes                     $   153,810      $   112,913    $   427,773     $   326,713
-------------------------------------   -----------      -----------    -----------     -----------

         All segment revenue is generated from external customers. Substantially all of the Company's reported assets are derived from the lending segment in all periods presented.

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

         In August 1999, the Corporation filed a Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission for the issuance of up to $925,000 aggregate principal amount of senior and subordinated debt, preferred stock and common stock. The registration statement was declared effective on August 25, 1999. Existing unsecured senior debt outstanding of the Corporation under prior shelf registrations totaling $625,000 are $125,000 maturing in 2003, $200,000 maturing in 2008 and $225,000 maturing in 2006, resulting in a total remaining availability of $1,000,000.

Note E:  Comprehensive Income

         Comprehensive income for the three months ended September 30, 1999 and 1998 was as follows:

                                                Three Months Ended
                                                    September 30
------------------------------------    ------------------------------
                                             1999               1998
------------------------------------    ----------          ----------
Comprehensive Income:
Net income                              $   95,362          $   70,006
Other comprehensive income (loss)          (44,950)             28,103
------------------------------------    ----------          ----------
Total comprehensive income              $   50,412          $   98,109
------------------------------------    ----------          ----------

Note F:  Recent Accounting Pronouncements

         In January 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). In accordance with SOP 98-1, the Company capitalizes certain internal use software costs which would have previously been expensed. The effect of this new accounting standard on net income was not material for the nine months ended September 30, 1999.

Note G:  Associate Stock Plans

         In April 1999, the Company's Board of Directors approved stock option grants to senior management. In July 1999, 635,652 options were granted to recently hired or promoted senior executives not granted options in the April 1999 grant. The options were granted at the fair market value on the date of the April grant which was higher than the fair market value on the July grant date. Grantees gave up all potential annual stock option grants for the next two years in exchange for this one-time grant. All options under this grant will vest (i) if the stock's fair market value is at or above $100 per share for at least ten trading days in any thirty calendar-day period on or before June 15, 2002, (ii) on April 29, 2008, or (iii) upon a change of control of the Company.

Note H:  Earnings Per Share

         Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options and restricted stock. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended        Nine Months Ended
                                                        September 30               September 30
----------------------------------------------  -------------------------- ------------------------
(shares in thousands)                              1999          1998          1999          1998
----------------------------------------------  ---------     ---------     ---------     ---------
Numerator:
Net income                                      $  95,362     $  70,006     $ 265,219     $ 202,562
Denominator:
Denominator for basic earnings per share -
    Weighted-average shares                       197,424       197,178       197,562       196,695

Effect of dilutive securities:
    Stock options                                  12,718        12,858        13,108        11,217
    Restricted stock                                                                              6
----------------------------------------------  ---------     ---------     ---------     ---------
    Dilutive potential common shares               12,718        12,858        13,108        11,223

Denominator for diluted earnings per share -
    Adjusted weighted-average shares              210,142       210,036       210,670       207,918
----------------------------------------------  ---------     ---------     ---------     ---------
Basic earnings per share                        $    0.48     $    0.36     $    1.34     $    1.03
----------------------------------------------  ---------     ---------     ---------     ---------
Diluted earnings per share                      $    0.45     $    0.33     $    1.26     $    0.97
----------------------------------------------  ---------     ---------     ---------     ---------

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

         In early 1997, the California court entered judgement in favor of the Bank on all of the plaintiffs' claims. The plaintiffs appealed the ruling to the California Court of Appeal First Appellate District Division 4. In early 1999, the Court of Appeals affirmed the trial court's ruling in favor of the Bank on six counts, but reversed the trial court's ruling on two counts of the Plaintiff's complaint. The California Supreme Court rejected the Bank's Petition for Review of the remaining two counts and remitted them to the trial court for further proceedings. In August 1999, the trial court denied without prejudice plaintiffs' motion to certify a class on the one remaining common law claim. In November 1999, the United States Supreme Court denied the Bank's writ of certiorari on the remaining two counts, declining to exercise its discretionary power to review these issues.

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

Item 2.

CAPITAL ONE FINANCIAL CORPORATION Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of September 30, 1999, the Company had 20.8 million customers and $18.5 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

         Net income for the three months ended September 30, 1999 of $95.4 million, or $.45 per share, compares to net income of $70.0 million, or $.33 per share, for the same period in 1998.

         The increase in net income is primarily a result of an increase in asset and account volumes and rates as well as improved credit quality. Net interest income increased $101.0 million, or 57%, as the net interest margin increased to 11.48% from 9.77% and average earning assets increased by 34%. The provision for loan losses increased $46.5 million, or 69%, and average reported loans increased 39%. Non-interest income increased $234.1 million, or 61%, primarily as a result of an increase in average accounts of 40%, increases in the amounts and frequency of certain fees charged and improvements in the performance of the off-balance sheet portfolio. Marketing expense increased $48.7 million, or 38%, to $175.2 million as the Company continues to invest in new product opportunities. Increases in salaries and associate benefits expense of $82.9 million, or 71% and other non-interest expense (excluding marketing) of $116.1 million, or 82%, primarily reflected increased staff and cost of operations, and the building of infrastructure to manage the growth in accounts and new product opportunities. Each component is discussed in further detail in subsequent sections of this analysis.

         Net income for the nine months ended September 30, 1999 was $265.2 million, or $1.26 per share, compared to net income of $202.6 million, or $.97 per share, for the same period in 1998. This 31% increase primarily reflected the increases in asset and account volumes accompanied by an increase in net interest margin as discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

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

--------------------------------------------------------------------------------
                    TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                             September 30
---------------------------------------------------  ------------   ------------
(in thousands)                                           1999            1998
---------------------------------------------------  ------------   ------------

Period-End Balances:
Reported consumer loans                              $  8,286,210   $  5,666,998
Off-balance sheet consumer loans                       10,231,201     10,670,791
---------------------------------------------------  ------------   ------------
Total managed consumer loan portfolio                $ 18,517,411   $ 16,337,789
---------------------------------------------------  ------------   ------------

Average Balances:
Reported consumer loans                              $  7,790,933   $  5,623,012
Off-balance sheet consumer loans                       10,371,042     10,123,079
---------------------------------------------------  ------------   ------------
Total average managed consumer loan portfolio        $ 18,161,975   $ 15,746,091
---------------------------------------------------  ------------   ------------

                                                           Nine Months Ended
                                                             September 30
---------------------------------------------------  ------------   ------------
(in thousands)                                           1999            1998
---------------------------------------------------  ------------   ------------

Average Balances:
Reported consumer loans                              $  7,346,484   $  5,210,649
Off-balance sheet consumer loans                       10,387,868      9,548,182
---------------------------------------------------  ------------   ------------
Total average managed consumer loan portfolio        $ 17,734,352   $ 14,758,831
---------------------------------------------------  ------------   ------------

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

---------------------------------------------------------------------------------------------
                             TABLE 2 - OPERATING DATA AND RATIOS
---------------------------------------------------------------------------------------------
                                     Three Months Ended                Nine Months Ended
                                         September 30                      September 30
---------------------------------------------------------------------------------------------
 (dollars in thousands)             1999            1998             1999             1998
------------------------------  ------------    ------------     ------------    ------------
 Reported:
     Average earning assets     $  9,688,556    $  7,249,179     $  9,262,944    $  6,998,626
     Net interest margin(1)            11.48%           9.77%           10.97%           9.75%
     Loan yield                        19.86           18.45            19.33           18.78
------------------------------  ------------    ------------     ------------    ------------

 Managed:
     Average earning assets     $ 20,059,598    $ 17,372,258     $ 19,650,812    $ 16,546,808
     Net interest margin(1)            11.18%          10.15%           10.89%          10.13%
     Loan yield                        17.92           17.06            17.49           17.11
------------------------------  ------------    ------------     ------------    ------------

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

------------------------------------------------------------------------------------------------------------
                                      TABLE 3 - MANAGED RISK ADJUSTED REVENUE
------------------------------------------------------------------------------------------------------------
                                           Three Months Ended                    Nine Months Ended
                                              September 30                         September 30
-----------------------------   ----------------    ----------------    ----------------   -----------------
(dollars in thousands)                1999               1998                1999                1998
-----------------------------   ----------------    ----------------    ----------------   -----------------
Managed Income Statement:
Net interest income             $    560,683        $    440,760          $  1,605,147       $  1,256,976
Non-interest income                  422,404(1)          264,592             1,168,163(1)         738,519
Net charge-offs                     (176,019)           (198,069)             (511,152)          (623,792)
-----------------------------   ----------------    ----------------    ----------------   ----------------
   Risk adjusted revenue        $    807,068        $    507,283          $  2,262,158       $  1,371,703
-----------------------------   ----------------    ----------------    ----------------   ----------------

Ratios(2):
Net interest margin                    11.18%              10.15%                10.89%             10.13%
Non-interest income                     8.42                6.09                  7.93               5.95
Net charge-offs                        (3.51)              (4.56)                (3.47)             (5.03)
-----------------------------   ----------------    ----------------    ----------------   ----------------
   Risk adjusted margin                16.09%              11.68%                15.35%             11.05%
-----------------------------   ----------------    ----------------    ----------------   ----------------

(1) Excludes the impact on securitization income related to SFAS 125 of $16.2 million and $26.6 million for the three and nine months ended September 30, 1999, respectively.

(2)  As a percentage of average managed earning assets.


Net Interest Income

         Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, other borrowings and borrowings from senior and deposit notes.

         Reported net interest income for the three months ended September 30, 1999 was $278.0 million, compared to $177.1 million for the same period in the prior year, representing an increase of $101.0 million, or 57%. For the nine months ended September 30, 1999, net interest income was $762.0 million compared to $511.6 million for the same period in 1998, representing an increase of $250.4 million, or 49%. Net interest margin increased 171 and 122 basis points for the three and nine months ended September 30, 1999, respectively, compared to the same periods in the prior years. These increases were primarily a result of the increases in the yield on earning assets of 139 and 97 basis points for the three and nine months ended September 30, 1999, respectively, to 17.01% from 15.62% and to 16.45% from 15.48% as compared to the same periods in the prior year. The increase was primarily attributable to a 141 and 55 basis point increase in the yield on consumer loans for the three and nine months ended September 30, 1999, respectively, to 19.86% from 18.45% and to 19.33% from 18.78%, as compared to the same periods in the prior year. The yield on consumer loans increased due to an increase in the amount and frequency of past-due fees charged as compared to the same period in the prior year and the continued growth in the Company's portfolio of higher yielding products, especially in the reported loan portfolio, during the comparable periods. The increased yield was a result of repricings of low introductory rate loans during late 1998 and early 1999.

         Managed net interest income increased $119.9 million, or 27%, and $348.2 million, or 28%, for the three and nine months ended September 30, 1999, respectively, compared to the same periods in the prior year. The increases in managed net interest income were the result of managed average earning assets increasing 15% and 19% and the managed net interest margin increasing 103 basis points and 76 basis points to 11.18% and 10.89% for the three and nine months ended September 30, 1999, respectively. The increase in managed net interest margin principally reflects increases in the amount and frequency of past-due fees and growth in higher yielding loans.

         Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 1999 and 1998.

-----------------------------------------------------------------------------------------------------------------------------
                       TABLE 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
-----------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended September 30
------------------------------------- ---------------------------------------------------------------------------------------
                                                        1999                                         1998
------------------------------------- ------------------------------------------   ------------------------------------------
                                        Average        Income/         Yield/        Average        Income/         Yield/
(dollars in thousands)                  Balance        Expense         Rate          Balance        Expense         Rate
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
Assets:
Earning assets
   Consumer loans(1)                  $  7,790,933   $    386,727      19.86%      $  5,623,012   $    259,339      18.45%
   Federal funds sold and
      resale agreements                     54,375            638       4.69             69,293            957       5.52
   Other                                 1,843,248         24,671       5.35          1,556,874         22,813       5.86
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
Total earning assets                     9,688,556   $    412,036      17.01%         7,249,179   $    283,109      15.62%
Cash and due from banks                     44,732                                        2,182
Allowance for loan losses                 (272,667)                                    (216,000)
Premises and equipment, net                399,289                                      202,887
Other                                    1,359,173                                    1,268,047
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
  Total assets                        $ 11,219,083                                 $  8,506,295
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                           $  3,001,711   $     38,003       5.06%      $  1,368,833   $     15,805       4.62%
   Other borrowings                      1,235,352         19,030       6.16          1,495,731         24,752       6.62
   Senior and deposit notes              4,494,440         76,980       6.85          3,819,061         65,498       6.86
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
Total interest-bearing liabilities       8,731,503   $    134,013       6.14%         6,683,625   $    106,055       6.35%
Other                                      928,919                                      575,510
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
  Total liabilities                      9,660,422                                    7,259,135
Preferred beneficial interests              98,082                                       97,825
Equity                                   1,460,579                                    1,149,335
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
  Total liabilities and equity        $ 11,219,083                                 $  8,506,295
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
Net interest spread                                                    10.87%                                        9.27%
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
Interest income to
   average earning assets                                              17.01%                                       15.62%
Interest expense to
   average earning assets                                               5.53                                         5.85
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------
Net interest margin                                                    11.48%                                        9.77%
------------------------------------- ------------   ------------   ------------   ------------   ------------   ------------

(1) Interest income includes past-due fees on loans of approximately $122,409 and $73,198 for the three months ended September 30, 1999 and 1998, respectively.

                                                                     Nine Months Ended September 30
   ------------------------------------  -----------------------------------------------------------------------------
                                                          1999                                   1998
   ------------------------------------  -------------------------------------- --------------------------------------
                                            Average      Income/      Yield/      Average       Income/     Yield/
   (dollars in thousands)                   Balance      Expense       Rate       Balance       Expense      Rate
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
   Assets:
   Earning assets
      Consumer loans(1)                  $  7,346,484 $  1,064,987     19.33%   $  5,210,649 $    734,106    18.78%
      Federal funds sold and
         resale agreements                     81,218        2,889      4.74         193,341        8,175     5.64
      Other                                 1,835,242       75,004      5.44       1,594,636       70,308     5.88
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
   Total earning assets                     9,262,944 $  1,142,880     16.45%      6,998,626 $    812,589    15.48%
   Cash and due from banks                     18,133                                 11,414
   Allowance for loan losses                 (255,167)                              (208,778)
   Premises and equipment, net                331,584                                186,271
   Other                                    1,303,482                              1,064,351
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
     Total assets                        $ 10,660,976                           $  8,051,884
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
   Liabilities and Equity:
   Interest-bearing liabilities
      Deposits                           $  2,461,154 $     88,383      4.79%   $  1,276,512 $     43,578     4.55%
      Other borrowings                      1,470,817       62,351      5.65       1,298,768       61,180     6.28
      Senior and deposit notes              4,436,182      230,129      6.92       3,803,117      196,231     6.88
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
   Total interest-bearing liabilities       8,368,153 $    380,863      6.07%      6,378,397 $    300,989     6.29%
   Other                                      815,606                                529,398
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
     Total liabilities                      9,183,759                              6,907,795
   Preferred beneficial interests              98,018                                 97,761
   Equity                                   1,379,199                              1,046,328
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
     Total liabilities and equity        $ 10,660,976                           $  8,051,884
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
   Net interest spread                                                 10.38%                                 9.19%
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
   Interest income to
      average earning assets                                           16.45%                                15.48%
   Interest expense to
      average earning assets                                            5.48                                  5.73
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------
   Net interest margin                                                 10.97%                                 9.75%
   ------------------------------------  ------------ ------------ ------------ ------------ ------------ ------------

(1) Interest income includes past-due fees on loans of approximately $341,470 and $221,849 for the nine months ended September 30, 1999 and 1998, respectively.

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

--------------------------------------------------------------------------------------------------------------
                                       TABLE 5 - INTEREST VARIANCE ANALYSIS
--------------------------------------------------------------------------------------------------------------
                                         Three Months Ended                         Nine Months Ended
                                     September 30, 1999 vs 1998                September 30, 1999 vs 1998
-----------------------------  ---------------------------------------- --------------------------------------
                               Increase         Change due to(1)         Increase          Change due to(1)
(in thousands)                (Decrease)      Volume      Yield/Rate    (Decrease)      Volume      Yield/Rate
----------------------------- ----------    ----------    ----------    ----------    ----------    ----------

Interest Income:
Consumer loans                 $127,388      $106,352      $ 21,036      $330,881     $ 309,047       $21,834
Federal funds sold and
   resale agreements               (319)         (188)         (131)       (5,286)       (4,150)       (1,136)
Other                             1,858        12,007       (10,149)        4,696        12,394        (7,698)
----------------------------- ----------    ----------    ----------    ----------    ----------    ----------
Total interest income           128,927       101,970        26,957       330,291       276,703        53,588

Interest Expense:
Deposits                         22,198        20,537         1,661        44,805        42,431         2,374
Other borrowings                 (5,722)       (4,096)       (1,626)        1,171         9,968        (8,797)
Senior and deposit notes         11,482        12,079          (597)       33,898        32,835         1,063
----------------------------- ----------    ----------    ----------    ----------    ----------    ----------
Total interest expense           27,955        50,361       (22,403)       79,874        97,298       (17,424)
----------------------------- ----------    ----------    ----------    ----------    ----------    ----------
Net interest income(1)         $100,969      $ 66,436      $ 34,533      $250,417     $ 180,478      $ 69,939
----------------------------- ----------    ----------    ----------    ----------    ----------    ----------

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

         In accordance with SFAS 125, the Company records gains or losses on the securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivable and are included in servicing and securitizations income. This excess cash flow essentially represents an "interest only" ("I/O") strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to certificateholders, estimated contractual servicing fees and credit losses. However, exposure to credit losses on the securitized loans is contractually limited to these cash flows.

         Servicing and securitizations income for the three months ended September 30, 1999 increased $94.1 million, or 43%, to $311.2 million from $217.1 million in the same period in the prior year. Servicing and securitizations income for the nine months ended September 30, 1999 increased $335.6 million, or 62%, to $876.8 million from $541.2 million in the same period in the prior year. These increases were primarily due to a decrease in net charge-offs as a result of improved general economic trends in consumer credit, increased purchase volume, membership and overlimit fees, as well as a slight increase in the average off-balance sheet consumer loan portfolio.

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

Other Non-Interest Income

         Interchange income increased 46% and 67%, to $33.9 million and $97.7 million, for the three and nine months ended September 30, 1999, respectively, compared to $23.2 million and $58.4 million for the same periods in the prior year. These increases are primarily attributable to increased purchase volume, new account growth and an increase in interchange rates received by the Company. Service charges and other fees increased 88% and 72% to $275.9 million and
$743.2 million, for the three and nine months ended September 30, 1999, respectively, compared to $146.6 million and $432.3 million for the same periods in the prior year. These increases were composed primarily of increases in overlimit and annual membership fees, as well as increased telecommunications and cross-selling revenue, resulting from the increase in average accounts of
40% and 42% for the three and nine months ended September 30, 1999, respectively, and a shift in the Company's portfolio to more fee-intensive products.

         Telecommunications revenue includes service revenues, which consist primarily of charges for airtime usage and monthly network access derived from providing mobile wireless services. Telecommunications revenue increased $26.3 million to $42.3 million from $16.0 million for the three months ended September 30, 1999 and 1998, respectively. Telecommunications revenue increased $69.3 million to $109.3 million from $40.0 million for the nine months ended September 30, 1999 and 1998, respectively. These increases are composed primarily of increases in airtime charges, including peak, non-peak and roaming usage, and monthly network access charges. These increases are a direct result of the increased number of subscriber accounts as well as increased usage by existing subscriber accounts.

Non-Interest Expense

         Non-interest expense for the three and nine months ended September 30, 1999 was $631.2 million and $1.8 billion, respectively, an increase of 65% and 78% over $383.5 million and $1.0 billion, respectively, for the same periods in the prior year. Contributing to the increase in non-interest expense for the three and nine months ended September 30, 1999 was salaries and associate benefits expense which increased $82.9 million, or 71%, and $235.2 million, or 70%, respectively. This was primarily a result of adding over 5,700 full time equivalents to our staffing levels since September 30, 1998. Marketing expense increased $48.7 million and $242.2 million, or 38% and 84%, to $175.2 million and $529.5 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in the prior year as the Company continued to invest in new product opportunities. All other non-interest expenses increased $116.1 million and $307.4 million, or 82% and 81%, to $257.0 million and $686.8 million for the three and nine months ended September 30, 1999, respectively, from $140.9 million and $379.5 million for the same periods in the prior year. The increase in all other non-interest expenses primarily consists of increased telecommunications costs of revenue, professional service costs, costs of collections, fraud losses and increased associate recruitment efforts. These increases were primarily a result of the 40% and 42% increases in the average number of accounts for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in the prior year, as well as the Company's continued expansion into new product and geographic markets, which resulted in a corresponding increase in all operational costs.

         Non-interest expense includes telecommunications operating expenses, which primarily include salaries and associate benefits expense, marketing, telecommunications costs of revenue and other operational costs. Marketing consists of the costs to acquire a wireless account, which includes the cost of providing a phone to the customer. Telecommunications costs of revenue consists primarily of the cost of airtime purchased for resale to customers and the cost of monthly network access used in providing mobile wireless services. Telecommunications operating expenses increased $13.5 and $98.6 million to $51.6 and $175.6 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods for the prior year. These increases are primarily a result of increased staffing levels, marketing expense and costs of airtime and monthly network access related to growing the wireless services subscriber accounts base. Telecommunications operating expenses in the third quarter declined from the second quarter of 1999 as the Company began reducing activities in certain product categories of its telecommunications business.

Income Taxes

         The Company's income tax rate was 38% for the three and nine months ended September 30, 1999 and 1998 and includes both state and federal income tax components.
Asset Quality

         The asset quality of a portfolio is generally a function of the initial underwriting criteria used, seasoning of the accounts, levels of competition, account management activities and demographic concentration, as well as general economic conditions. The seasoning of the accounts is also an important factor in the delinquency and loss levels of the portfolio. Accounts tend to exhibit a rising trend of delinquency and credit losses as they season.

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

----------------------------------------------------------------------------------------------
                                              TABLE 6 - DELINQUENCIES
----------------------------------------------------------------------------------------------
                                                         September 30
------------------------------- --------------------------------------------------------------
                                               1999                         1998
------------------------------- ----------------------------      ----------------------------
                                                 Percent of                        Percent of
(dollars in thousands)             Loans         Total Loans         Loans         Total Loans
------------------------------- -----------      -----------      -----------      -----------
Reported:
Loans outstanding               $ 8,286,210        100.00%        $ 5,666,998        100.00%
Loans delinquent:
 30-59 days                         193,051          2.33             118,384          2.09
 60-89 days                         106,666          1.29              64,980          1.14
 90 or more days                    167,812          2.02             103,084          1.82
------------------------------- -----------      -----------      -----------      -----------
Total                           $   467,529          5.64%            286,448          5.05%
------------------------------- -----------      -----------      -----------      -----------

Managed:
Loans outstanding               $18,517,411        100.00%        $16,337,789        100.00%
Loans delinquent:
 30-59 days                         379,764          2.05             313,443          1.92
 60-89 days                         211,022          1.14             178,883          1.09
 90 or more days                    345,630          1.87             308,285          1.89
------------------------------- -----------      -----------      -----------      -----------
Total                           $   936,416          5.06%        $   800,611          4.90%
------------------------------- -----------      -----------      -----------      -----------

         The 30-plus day delinquency rate for the reported consumer loan portfolio was 5.64% as of September 30, 1999, up 59 basis points from 5.05% as of September 30, 1998 and up 29 basis points from 5.35% as of June 30, 1999. The delinquency rate for the managed consumer loan portfolio was 5.06% as of September 30, 1999, up 16 basis points from 4.90% as of September 30, 1998 and up 34 basis points from 4.72% as of June 30, 1999.

Net Charge-Offs

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

-------------------------------------------------------------------------------------------
                                                       TABLE 7 - NET CHARGE-OFFS
-------------------------------------------------------------------------------------------
                                           Three Months Ended          Nine Months Ended
                                                September 30               September 30
-------------------------------------------------------------------------------------------
(dollars in thousands)                    1999           1998          1999        1998
-------------------------------------- -----------   -----------   -----------  -----------
Reported:
Average loans outstanding              $ 7,790,933   $ 5,623,012   $ 7,346,484  $ 5,210,649
Net charge-offs                             75,737        56,726       190,792      171,704
Net charge-offs as a percentage of
    average loans outstanding                 3.89%         4.04%         3.46%        4.39%
-------------------------------------- -----------   -----------   -----------  -----------

Managed:
Average loans outstanding              $18,161,975   $15,746,091   $17,734,352  $14,758,831
Net charge-offs                            176,019       198,069       511,152      623,792
Net charge-offs as a percentage of
    average loans outstanding                 3.88%         5.03%         3.84%        5.64%
-------------------------------------- -----------   -----------   -----------  -----------

         The managed net charge-off rate decreased 115 basis points and 180 basis points to 3.88% and 3.84% for the three and nine months ended September 30, 1999, respectively from 5.03% and 5.64% for the comparable periods in the prior year. The reported net charge-off rate decreased 15 basis points and 93 basis points to 3.89% and 3.46% for the three and nine months ended September 30, 1999, respectively, from 4.04% and 4.39% for the comparable periods in the prior year. The decreases in managed net charge-off rates were the result of improved general economic trends in consumer credit performance as well as improved recovery efforts compared to the same periods in the prior year. The impact was less apparent in the reported portfolio due to changes in the composition of the reported portfolio compared to the off-balance sheet portfolio. Also, the managed net charge-off rate for the three months ended September 30, 1999 increased slightly from 3.73% for the three months ended June 30, 1999. This was the result of a slight deterioration in consumer credit performance from its historically low levels.

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

---------------------------------------------------------------------------------------------------------------
                                  TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended           Nine Months Ended
                                                             September 30                September 30
--------------------------------------------------  ----------     ----------     ----------     ----------
(dollars in thousands)                                  1999          1998           1999           1998
--------------------------------------------------  ----------     ----------     ----------     ----------
Balance at beginning of period                      $  266,000     $  213,000     $  231,000     $  183,000
Provision for loan losses                              114,061         67,569        262,948        212,448
Other                                                    1,676          7,157          2,844          7,256
Charge-offs                                           (107,447)       (74,885)      (278,469)      (219,271)
Recoveries                                              31,710         18,159         87,677         47,567
--------------------------------------------------  ----------     ----------     ----------     ----------
Net charge-offs                                        (75,737)       (56,726)      (190,792)      (171,704)
--------------------------------------------------  ----------     ----------     ----------     ----------
Balance at end of period                            $  306,000     $  231,000     $  306,000     $  231,000
--------------------------------------------------  ----------     ----------     ----------     ----------
Allowance for loan losses to loans at period-end          3.69%          4.08%          3.69%          4.08%
--------------------------------------------------  ----------     ----------     ----------     ----------

         For the three and nine months ended September 30, 1999, the provision for loan losses increased 69% and 24%, respectively, to $114.1 million and $262.9 million from $67.6 million and $212.4 million for the comparable periods in the prior year, as average reported loans increased by 39% and 41% for the three and nine months ended September 30, 1999, respectively. The allowance for loan losses as a percentage of reported consumer loans decreased to 3.69% as of September 30, 1999, from 4.08% as of September 30, 1998.

Liquidity and Funding

         The Company has established access to a wide range of domestic funding alternatives, in addition to securitization of its consumer loans. The Company primarily issues senior unsecured debt of the Bank through its $8.0 billion bank note program, of which $3.8 billion was outstanding as of September 30, 1999, with original terms of one to ten years.

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

         The Company has significantly expanded its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, as well as to develop customized account management programs. As of September 30, 1999, the Company had $3.6 billion in interest-bearing deposits, with original maturities of up to ten years.

         Table 9 shows the maturity distribution of certificates of deposit in denominations of $100,000 or greater ("large denomination CDs") as of September 30, 1999.

------------------------------------------------------------------------------
    TABLE 9 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE
------------------------------------------------------------------------------
                                          September 30, 1999
--------------------------------      -------------------------
(dollars in thousands)                  Balance        Percent
--------------------------------      ----------     ----------

3 months or less                      $  115,858        11.87%
Over 3 through 6 months                  113,764        11.65
Over 6 through 12 months                 252,036        25.82
Thereafter                               494,588        50.66
--------------------------------      ----------     ----------
Total                                 $  976,246       100.00%
--------------------------------      ----------     ----------

         The Company's other borrowings portfolio consists of $689.2 million in borrowings maturing within one year and $327.7 million in borrowings maturing after one year.

         Table 10 shows the Company's unsecured funding availability and outstandings as of September 30, 1999.

------------------------------------------------------------------------------------------------------
                         TABLE 10 - FUNDING AVAILABILITY
------------------------------------------------------------------------------------------------------
                                                              September 30, 1999
-----------------------------------------------------------------------------------------------------
                                             Effective/                     Outstanding,     Final
(dollars or dollar equivalents in millions)  Issue Date   Availability(1)       Net        Maturity(4)
-------------------------------------------- ----------   ---------------   ------------   -----------
Domestic revolving credit facility                5/99        $ 1,200                          5/03
UK/Canada revolving credit facility               8/97            350                          8/00
Senior bank note program(2)                       4/97          8,000         $ 3,774             -
Non-U.S. bank note program                       10/97          1,000               5             -
Corporation Shelf Registration                    8/99          1,550             549             -
Capital securities(3)                             1/97            100              98          2/27
------------------------------------------------------------------------------------------------------

(1)  All  funding  sources  are  revolving  except  for  the  Corporation  Shelf
     Registration and the floating rate junior subordinated capital income securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2) Includes availability to issue up to $200 million of subordinated bank notes, none outstanding as of September 30, 1999.
(3) Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
(4)  Maturity date refers to the date the facility terminates, where applicable.

         The domestic revolving credit facility is comprised of two tranches as follows: a Tranche A facility in the amount of $810 million available to the Bank and the Savings Bank, including an option for up to $250 million in multi-currency availability, and a Tranche B facility in the amount of $390 million available to the Corporation, the Bank and the Savings Bank, including an option for up to $150 million in multi-currency availability. The facility terminates on May 24, 2003; however, it may be extended for an additional one-year period.

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

         The Corporation has three shelf registration statements under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities, consisting of debentures, notes and/or other unsecured evidences,
(ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The amount of securities registered is limited to a $1.6 billion aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as shall be designated by the Corporation. The Corporation issued $225 million of seven-year fixed rate senior notes in April 1999, $200 million of ten-year fixed rate senior notes in July 1998 and $125 million of seven-year fixed rate senior notes in December 1996. The remaining amount of securities available for issuance under the Corporation's shelf registrations is $1.0 billion.

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

         As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of September 30, 1999, the Company held $1.7 billion in such securities.

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

         The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of September 30, 1999, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank's capital category.

------------------------------------------------------------------------------------------------------------
                                       TABLE 11 - REGULATORY CAPITAL RATIOS
------------------------------------------------------------------------------------------------------------
                                                                              To Be "Well-Capitalized" Under
                                                     Minimum for Capital         Prompt Corrective Action
                                      Ratios          Adequacy Purposes                 Provisions
--------------------------------- --------------- --------------------------- ------------------------------
September 30, 1999
Capital One Bank
Tier 1 Capital                         11.58%                 4.00%                         6.00%
Total Capital                          14.31                  8.00                         10.00
Tier 1 Leverage                        10.75                  4.00                          5.00

Capital One, F.S.B.(1)
Tier 1 Capital                          8.84%                 4.00%                         6.00%
Total Capital                          10.51                  8.00                         10.00
Tier 1 Leverage                         7.61                  4.00                          5.00
--------------------------------- --------------- --------------------------- ------------------------------

September 30, 1998
Capital One Bank
Tier 1 Capital                         12.12%                 4.00%                         6.00%
Total Capital                          14.70                  8.00                         10.00
Tier 1 Leverage                        10.89                  4.00                          5.00

Capital One, F.S.B.(1)
Tier 1 Capital                         23.84%                 4.00%                         6.00%
Total Capital                          19.28                 12.00                         10.00
Tier 1 Leverage                        12.88                  8.00                          5.00
--------------------------------- --------------- --------------------------- ------------------------------

(1) Before June 30, 1999, the Savings Bank was subject to capital requirements that exceed minimum capital adequacy requirements, including the requirement to maintain a minimum Core Capital ratio of 8% and a Total Capital ratio of 12%.

         During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of September 30, 1999, the Company's Tier 1 leverage ratio was 13.33%.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of September 30, 1999, retained earnings of the Bank and the Savings Bank of $186.3 million and $51.8 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days' advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.


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

         The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 3% below the mean managed net interest income of the distribution. As of September 30, 1999, the Company was in compliance with the policy; more than 99% of the outcomes generated by the model produced a managed net interest income of no more than 1.3% below the mean outcome. The interest rate scenarios evaluated as of September 30, 1999, included scenarios in which short-term interest rates rose by nearly 400 basis points or fell by as much as 180 basis points over twelve months.

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

         The Company has set targets, dependent on the factors set forth below, to increase its earnings per share in 1999 by approximately 30% over 1998 earnings per share and increase its earnings per share in 2000 by approximately 30% over 1999 earnings per share. As discussed elsewhere in this report and below, the Company's actual earnings are a function of its revenues (net interest income and non-interest income on its earning assets), consumer usage and payment patterns, credit quality of its earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

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

         Telecommunications. The Company recently announced that it expects to change the focus of its efforts to market telecommunications services through its subsidiary America One Communications, Inc. ("America One"). In the first half of 1999, America One's primary business, the reselling of analog and digital wireless services through direct marketing channels, began experiencing significant competitive pressures in its core wireless markets. In response to these changing market conditions, the Company expects to decrease its marketing investment in these market segments and, over time, to increase its investment in other market segments that generally are not being served by the major wireless telecommunications competitors. As a result of this shift in marketing, the Company decreased its overall marketing investment in America One in the third quarter of 1999 and expects a further decrease in the fourth quarter of 1999. Management remains optimistic that, over time, its strategy can be successful in the wireless telecommunications industry.

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

         The amount of marketing expense allocated to various products or businesses will influence the characteristics of the Company's portfolio as various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. The Company currently expects continued strong account growth and loan growth in the fourth quarter of 1999. Actual growth, however, may vary significantly depending on the Company's actual product mix and the level of attrition on the Company's managed portfolio, which is primarily affected by competitive pressures.

Impact of Delinquencies, Charge-Offs and Attrition

         The Company's earnings are particularly sensitive to delinquencies and charge-offs on the Company's portfolio and to the level of attrition due to competition in the credit card industry. As delinquency levels fluctuate, the resulting amount of past due and overlimit fees, which are significant sources of revenue for the Company, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. Delinquencies and net charge-offs are impacted by general economic trends in consumer credit performance, including bankruptcies, the continued seasoning of the Company's portfolio and the product mix.

         The Company experienced improving credit quality of its credit portfolio in the first half of 1999. As of September 30, 1999, the Company had the lowest net charge-off rate among the top ten credit card issuers in the United States. However, management expects delinquencies to increase moderately through the first half of 2000 and that, as a result, charge-offs will begin to increase in the year 2000. Management cautions that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Increased competition can affect the Company's earnings by increasing attrition of the Company's outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract more profitable customers.

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

         All 79 of the Company's internally housed IT project areas have completed each of the five milestones and are functioning in a Y2K ready state. The Company has also completed several integrated tests for systems with cross functionality and completed an internal audit validation of its testing measures and results. The Company is conducting extensive audits to ensure that maintenance procedures, including regression testing, are in place. The Company will continue to monitor and test its internal IT systems, as necessary, throughout the remainder of 1999.

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

         In addition, the Company relies on outside business vendors in its day-to-day operations. The Company continues to monitor the overall year 2000 readiness of its external business vendors and year 2000 compliance of specific vendor systems used in the Company's operations. These vendors include credit bureaus, collection agencies, utilities and other related service providers, third party processors, the U.S. postal service, telephone companies, technology vendors, and banks that are creditors of the Company or which provide cash management, trustee, paying agent, stock transfer agent or other services. These vendors also include third parties that the Company uses to outsource certain operations for America One, Summit and its business in the United Kingdom.

         The Company is actively communicating with third parties through face-to-face meetings and correspondence to obtain test results and perform integrated testing with service providers. The Company, however, must rely on the actions of and the information provided by its vendors and cannot guarantee that vendor systems will, in fact, be compliant. For high priority vendors that the Company determines may not be taking appropriate and timely action or have failed to provide sufficient information, the Company has put contingency plans in place. The Company will continue to actively monitor the efforts of all of its vendors and to take actions to mitigate year 2000 issues resulting from any failure of its vendors to be year 2000 compliant.

The Company's Contingency Plans

         The Company's business units have completed a contingency planning process to: (i) inventory and assess year 2000 risks; (ii) conduct business impact analyses; (iii) develop contingency plans to mitigate the risks; and (iv) test and validate these contingency plans. All of these stages have been successfully completed and the plans continue to be tested.

         The Company has also developed a more comprehensive Enterprise-Wide Contingency Plan (the "Plan") to support and unite the detailed business unit plans. The Plan addresses risks to core business processes as well as certain global enterprise risks. The Company's core business processes include, but are not limited to, credit authorization, funding and securitizations, transaction processing, customer billing, customer statement processing, remittance processing and fraud detection. The Plan sets forth the overall communication, operations, and information technology strategies needed to enable rapid response and minimize impacts in the event of failure or interruption to these processes.

         The Plan sets forth pre-event planning assessment, prioritization and communication of issues, and recovery of operations. Some of the strategies address reliance on back-up systems, on-site internal and external technical support, implementation of manual processes, shifting of workloads and moving to alternate service providers to continue operations. The Plan also addresses global enterprise risks such as interruptions of power supply, telecommunications supply, postal service and the Company's cardholder authorization system and sets forth plans to minimize negative impacts. The Company completed an independent review of the Plan and validation strategy for feasibility, and continues to test and validate the Plan.

         In addition, the Company's Year 2000 Senior Governance Committee, which is composed of senior management, continues to develop solutions to broad business and economic issues related to mitigating the financial impact of the year 2000. It has also formed an Event Management Center, which is staffed with individuals from many of the Company's business units. This will be the nucleus for decision the millennium weekend.

The Costs to Address the Company's Year 2000 Issues

         As of September 30, 1999, the Company had spent approximately $12.7 million to remediate its internal systems. The Company estimates it will spend an additional $2.3 million in the remainder of 1999. Costs for readiness activities not directly related to internal systems remediation, such as third party vendor assessment and business unit contingency planning, are not included and are not expected to be material.

The Risks of the Company's Year 2000 Issues

         Although the Company expects to have all of its system modifications completed and tested extensively by the onset of the new millennium, unforeseen problems could arise from not being year 2000 compliant. The Company's business is heavily reliant on computer technologies and problems could arise resulting in delays and malfunctions that may impact the Company's operations, liquidity and financial results. In addition, the Company cannot guarantee that all of its vendors will have completed system renovations and be compliant by the year 2000. Although the Company has developed and continues to reassess contingency plans to mitigate the risks from third party vendors and systems, the failure of third parties to provide the Company with products, services or systems that meet year 2000 requirements could materially impact the Company's business and operations. A reasonably likely worst case scenario would involve a major failure of the U.S. Postal Service, the Company's local and long distance carriers, one or more of the primary financial switching networks, or its material third party processors to be year 2000 compliant. These failures could cause disruption or delay in the Company's ability to solicit new customers and service the accounts of its existing customers.

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

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:  None

(b) Reports on Form 8-K:
          The Company filed a Current Report on Form 8-K, dated July 15, 1999, Commission File No. 1-13300, enclosing its press release dated July 15, 1999.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAPITAL ONE FINANCIAL CORPORATION
                                               (Registrant)


Date:  November 15, 1999                       /s/David M. Willey
                                               ------------------------------
                                               David M. Willey
                                               Senior Vice President,
                                               Corporate Financial Management
                                               (Chief Accounting Officer
                                               and duly authorized officer
                                               of the Registrant)