Form 10-K
period 1999-12-31
CAPITAL ONE FINANCIAL CORP
filed 2000-03-21
CIK 927628

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

                 For the fiscal year ended December 31, 1999.

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

                For the transition period from        to

                          Commission File No. 1-13300
                       CAPITAL ONE FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              54-1719854
     (State or Other Jurisdiction                 (I.R.S. Employer
   of Incorporation or Organization)             Identification No.)

 2980 Fairview Park Drive, Suite 1300
        Falls Church, Virginia                       22042-4525
    (Address of Principal Executive                   (Zip Code)
               Offices)

      Registrant's telephone number, including area code: (703) 205-1000
          Securities registered pursuant to section 12(b) of the act:


                                               Name of Each Exchange on
          Title of Each Class                      Which Registered
     Common Stock, $.01 Par Value              New York Stock Exchange
   Preferred Stock Purchase Rights*            New York Stock Exchange
--------
* Attached to each share of Common Stock is a Right to acquire 1/100th of a share of the Registrant's Cumulative Participating Preferred Stock, par value $.01 per share, which Rights are not presently exercisable.

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 29, 2000.

                 Common Stock, $.01 Par Value: $7,263,238,371*
--------
* In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant's directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

  The number of shares outstanding of the registrant's common stock as of the close of business on February 29, 2000:

               Common Stock, $.01 Par Value: 196,988,353 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV.
2. Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 27, 2000 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       CAPITAL ONE FINANCIAL CORPORATION
                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

Item 1.   Business...............................................................................   1
          Overview...............................................................................   1
          Business Segments......................................................................   2
          Operations.............................................................................   3
          Funding................................................................................   5
          Competition............................................................................   5
          Employees..............................................................................   5
          Supervision and Regulation.............................................................   5
          Risk Factors...........................................................................  11

Item 2.   Properties.............................................................................  15

Item 3.   Legal Proceedings......................................................................  15

Item 4.   Submission of Matters to a Vote of Security Holders....................................  15

Item 5.   Market for Company's Common Stock and Related Stockholder Matters......................  16

Item 6.   Selected Financial Data................................................................  16

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  16

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................  16

Item 8.   Financial Statements and Supplementary Data............................................  16

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...  16

Item 10.  Directors and Executive Officers of the Company........................................  17

Item 11.  Executive Compensation.................................................................  17

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  17

Item 13.  Certain Relationships and Related Transactions.........................................  17

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-k........................  18

                                    PART I

Item 1. Business.

Overview

   Capital One Financial Corporation (the "Corporation"), is a holding company, incorporated in Delaware on July 21, 1994, whose subsidiaries provide a variety of products and services to consumers using its proprietary information-based strategy ("IBS"). The Corporation's principal subsidiary, Capital One Bank (the "Bank"), a limited-purpose Virginia state chartered credit card bank, offers credit card products. The Bank originally conducted its operations as a division of Signet Bank, a wholly-owned subsidiary of Signet Banking Corporation ("Signet")(/1/). Capital One, F.S.B. (the "Savings Bank"), a federally chartered savings bank, offers consumer lending and deposit products. Capital One Services, Inc., another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. Unless indicated otherwise, the terms "Company", "we", "us", and "our" refer to the Corporation and its consolidated subsidiaries and for periods prior to our separation from Signet Bank, Signet Bank's credit card division.

   We began operations in 1953 as part of Signet Bank, the same year as the formation of what is now MasterCard International, and we are one of the oldest continually operating bank card issuers in the United States. The Bank separated from Signet on November 24, 1994 and became a subsidiary of the Corporation. As of December 31, 1999, we had 23.7 million customers and $20.2 billion in managed consumer loans outstanding. We are among the ten largest issuers of Visa and MasterCard credit cards in the United States based on managed credit card loans outstanding as of December 31, 1999. The success of our IBS, which we initiated in 1988, in addition to credit card industry dynamics, has led to our growth in managed credit card loans and accounts.

   In June 1996, we established the Savings Bank to expand our product offerings and our relationship with our cardholders. The Savings Bank currently takes deposits and offers a variety of credit card products and installment loans. Through the Savings Bank, we expect to offer multiple financial products and services to existing cardholders and other households applying IBS and existing information technology systems.

   We offer credit card products outside of the United States through a branch of the Bank in the United Kingdom and several non-bank subsidiaries. We currently have foreign operations primarily in the United Kingdom and Canada. We may also, from time to time, consider establishing our business in additional foreign jurisdictions as opportunities arise. We also offer various non-card consumer lending products, automobile financing and telecommunications services through our subsidiaries both in the United States and elsewhere.

   We use IBS to differentiate among customers based on credit risk, usage and other characteristics and to match customer characteristics with appropriate product offerings. IBS involves developing sophisticated models, information systems, well-trained personnel and a flexible culture to create credit card or other products and services that address the demands of changing consumer and competitive markets. By actively testing a wide variety of product and service features, marketing channels and other aspects of offerings, we design customized solicitations that are targeted at various credit customer segments, thereby enhancing customer response levels and maximizing returns on investment within given underwriting parameters.

   We build on information derived from our initial sources with continued integrated testing and model development to improve the quality, performance and profitability of our solicitation and account management initiatives. We apply IBS to all areas of our business, including solicitations, account management, credit line management, pricing strategies, usage stimulation, collections, recoveries and account and balance retention.
--------
(1) Signet Bank and Signet Banking Corporation have since been acquired by First Union National Bank and First Union Corporation, respectively, as of November 30, 1997.

   Our common stock is listed on the New York Stock Exchange under the symbol COF. Our principal executive office is located at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia 22042-4525 (telephone number (703) 205-
1000).

Business Segments

   We maintain three distinct business segments: lending, telecommunications and "other." The lending segment is comprised primarily of credit card lending activities. The telecommunications segment consists primarily of direct marketing wireless service. The "other" segment consists of various, non-lending new business initiatives.

 Lending

   We offer a wide variety of credit card products throughout the United States and internationally, including the United Kingdom and Canada. Applying IBS, we customize our products to appeal to different consumer preferences and needs by combining different product features, including annual percentage rates, fees and credit limits, rewards programs and other special features. We constantly test new products to develop packages that appeal to different and changing consumer preferences. Our customized products include both products targeted at a range of consumer credit risk profiles, such as low rate cards and secured cards, as well as products aimed at special consumer interests, such as affinity, co-brand and student cards. Our pricing strategies are risk-based; lower risk customers may likely be offered products with more favorable pricing and we expect these products to yield lower delinquencies and credit losses. On products offered to many higher risk customers, however, we may experience higher delinquencies and losses, and we price these products accordingly. In general, however, IBS allows us to provide appropriate products to individual consumers with a wide range of credit histories.

   Additionally, we have been applying our IBS to other financial and non-financial products and services. In 1998, we acquired Summit Acceptance Corporation ("Summit"), an automobile finance lender located and incorporated in Dallas, Texas. Summit offers loans, secured by automobiles, through dealer networks throughout the United States. Summit is our platform to test and apply IBS to the automobile loan market.

   We have also expanded our existing operations outside of the United States, and are currently operating primarily in the United Kingdom and Canada. We have experienced continuing growth in the number of accounts and loan balances in our international business with most of our growth coming from our business in the United Kingdom. To support the continued growth of our United Kingdom business and any future business in Europe, we opened a new operations center in Nottingham, England in July 1998 and expanded it in early 1999.

 Telecommunications

   Through our subsidiary, America One Communications, Inc. ("America One"), we resell analog and digital wireless services through direct marketing channels. In 1999, we announced that we would change the focus of our efforts to market telecommunications services. In the first half of 1999, America One's primary business, the reselling of analog and digital wireless services through direct marketing channels, began experiencing significant competitive pressures in its markets. In response to these changing market conditions, we have decreased our marketing investment in our core wireless markets and have been testing wireless products and services in other market segments that are not being adequately served by the major wireless telecommunications competitors.

 Geographic Diversity

   Loan portfolio concentration within a specific geographic region or demographic portion of the population may be regarded as positive or negative based upon the current and expected credit characteristics and performance of the portfolio. Our consumer loan portfolio is geographically diverse. See Note O to Consolidated Financial Statements on page 68 of the Company's Annual Report to its stockholders for the year ended December 31, 1999 (the "Annual Report"), which is incorporated herein by reference.

Operations

 Marketing

   IBS is the cornerstone of our marketing strategy, and since its introduction in 1988 we have steadily increased our marketing efforts. We generate accounts primarily through direct mail and telemarketing solicitations, although we also solicit accounts through the internet, newspaper, magazine, radio and television advertising and location and event marketing. Many of our solicitations are targeted at potential customers that have been prescreened for creditworthiness. We track and periodically review the results of our various solicitation campaigns. In developing our targeting strategies, we use customer information only in accordance with our privacy policies and respect for the privacy of our customers and potential customers.

 Risk Management

   We employ a comprehensive risk management process that integrates all aspects of an account's life cycle, from origination to closure. We have a credit policy group that makes marketing and credit policy decisions. This credit policy group consists of senior management representatives from the credit operations, risk management, marketing and analysis, and legal units. This group originates credit policy from the viewpoints of both profitability and credit risk, based on prescreening criteria, proprietary model development and usage, as well as reviews of test programs and test results. We review significant test results before the widespread introduction of a tested policy or product.

   An important element of our risk management process is our sophisticated screening process to target potential consumers which we have developed since the introduction of IBS. We intend for our prescreening and underwriting criteria to identify and avoid potential losses, however, we cannot identify all potential losses. Management information systems and processes enable management to monitor the effectiveness of prescreening and underwriting criteria. We modify our criteria based on the results obtained from this process.

 Credit Operations

   Senior management actively manages our credit extension process which is designed to bring consistency in credit practices and operating efficiencies. Our scoring technology and verification procedures are highly automated with limited judgmental review. Our credit evaluation process is based on proprietary models using, among other things, credit scores developed by nationally recognized scoring firms which may be tailored to individual programs. We validate, monitor and maintain these scores as part of IBS. The scores provide us with a statistically measurable way to make decisions about applications and to monitor an account throughout its life cycle to adjust credit lines, pricing and collection policies.

   Our prescreened account solicitation process uses information from credit reporting agencies to identify consumers who are likely to be approved for a credit card account. We vary the underwriting criteria used to prescreen potential applicants from time to time in accordance with our established policies and procedures relating to the operation of our consumer revolving lending business. We may change such policies from time to time. In order to establish the amount of the customer's credit line, we analyze, and in some cases verify, the information on returned applications. We usually offer each customer whose credit request meets all of the applicable underwriting criteria a line of credit equal to or in excess of a minimum level we have established for each product offering. We also may review manually applications that are rejected by our credit scoring system because of inconsistencies in application information, inquiries from rejected applicants or for other reasons. Our credit analysts then have the ability to override decisions made by the system upon the receipt of additional information from an applicant or otherwise.

   For non-pre-screened solicitations, we generate names of prospective customers from a variety of sources, including third party list vendors and our internal sources, and then edit the list using internal and external sources to ensure quality and accuracy. We approve or decline prospective customers who respond to a solicitation based on information from both their application and one or more credit reporting agencies.

 Account Management

   We have found that active account management is necessary in order to respond to the changing economic environment and cardholder risk, usage and payment patterns. We apply new credit scores to each account multiple times each year and new behavioral scores for open accounts each month. We use this information in account management strategies relating to credit lines, pricing, usage stimulation, retention and collection. For creditworthy and profitable accounts, such periodic review may result in more favorable pricing, higher credit lines or other enhancements which, based on testing, are likely to increase account usage or the overall profitability of an account. Conversely, for delinquent or other accounts with significant credit risk, periodic review may result in an account being reassigned to a higher risk category and hence not being eligible for credit line increases or, in certain circumstances, having pricing adjusted upward or the credit line reduced.

   The IBS approach has helped us to develop our retention strategies. We have developed integrated systems which evaluate account profitability and risk, test various strategies for cost and effectiveness in retaining cardholders and assist service representatives in negotiating potential pricing alternatives. Some of our products, including the introductory interest rate product and the balance transfer product, have a repricing feature after an initial period. We have developed methodologies for retaining these accounts and the balances in these accounts after the expiration of the initial period.

 Collection Procedures

   We have used IBS to customize our collections strategies and determine the timing of collection activity based on models designed to predict charge-off behavior. We generally consider an account delinquent if we have not received a minimum payment by the accountholder's payment due date. We currently refer delinquent accounts for contact by phone between seven and 60 days after contractual delinquency, depending on the accountholder's risk profile. We design our policies and procedures to encourage accountholders to pay delinquent amounts; for example, once a delinquent account has re-established a payment pattern with three consecutive minimum monthly payments, it can be re-aged as current. Federal guidelines restrict how frequently an account can be re-aged, renewed or extended. We reserve the right to suspend charging privileges at any time after an account enters the collections process. We may also, at our discretion, enter into arrangements with delinquent accountholders to extend or otherwise change payment schedules.

   We charge-off as uncollectible an account (net of collateral) at 180 days past-due, except with respect to certain installment loans, which we charge-off as uncollectible at 120 days past-due. In connection with a secured credit card account, except as set forth below, we apply funds deposited as collateral to payment on the account shortly before the account is charged off as uncollectible. With respect to bankrupt customers, we charge-off the account within 30 days after we receive the bankruptcy petition and, with respect to secured credit card accounts, we apply funds deposited as collateral in satisfaction of the account only after the bankruptcy automatic stay is lifted. We charge-off accounts of deceased customers within 60 days of receiving proper notice if no estate exists against which a proof of claim can be filed, no other party remits payments or no other responsible party is available. We may change our credit evaluation, servicing and charge-off policies and collection practices over time in accordance with our business judgment, applicable law and guidelines established by applicable regulatory authorities.

 Technology/Systems

   A key part of our strategic focus is the development of flexible, high-volume systems capable of handling our growth and changes in marketing and account management strategies. Management believes that the continued development and integration of these systems is important to our efforts to reduce our operating costs and maintain a competitive advantage.

   We have developed proprietary integrated systems which allow our employees to manage the large volumes of data collected through the IBS process and to use such data in our account solicitations, application processing, account management and retention strategies. We use this information to predict consumer behavior and then match prospects to lending products with various terms and fees. These systems also allow our customer service representatives to access account specific information when responding to customer inquiries.

Funding

   Our primary methods of funding include loan securitizations, issuing certificates of deposit, senior notes and other borrowings, and fed funds purchased from financial institutions. For a discussion of our funding program, see pages 29-30 and pages 38-39 of the Annual Report under the respective headings "Management's Discussion and Analysis of Financial Condition and Results of Operations--Managed Consumer Loan Portfolio" and "-- Funding," which are incorporated herein by reference.

Competition

   As a marketer of credit card products, we face intense competition in all aspects of our business from numerous bank and non-bank providers of financial services. Many of these companies are substantially larger and have more resources than we do. We compete with international, national, regional and local issuers of Visa and MasterCard credit cards. In addition, American Express, Discover Card, Diner's Club and, to a certain extent, smart cards and debit cards, represent additional competition in the general purpose credit card market. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and customer loyalty is often limited. We believe that IBS allows us to more effectively compete in both our current and new markets. There can be no assurance, however, that our ability to market services successfully or to obtain adequate yield on our loans will not be impacted by the nature of the competition that now exists or may later develop.

   In addition, we face competition in seeking public funding from banks, savings banks, money market funds and a wide variety of other entities that take deposits and/or sell debt securities, some of which are publicly traded. Many of these companies are substantially larger, have more capital and other resources and have better financial ratings than we do. Accordingly, there can be no assurance that competition from these other borrowers will not increase our cost of funds.

Employees

   As of December 31, 1999, we employed 14,104 full-time and 239 part-time employees, which we refer to as "associates." A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates are covered under collective bargaining agreements.

Supervision and Regulation

 General

   The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "Bureau of Financial Institutions"), the Federal Reserve Board (the "Federal Reserve"), the Federal Reserve Bank of Richmond, the FDIC and in the case of the United Kingdom branch of the Bank, the Financial Services Authority. The Bank is not a "bank" under the Bank Holding Company Act of 1956, as amended (the "BHCA"), because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposits of less than $100,000, other than as permitted as collateral for extensions of credit, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. Due to the Bank's status as a limited purpose credit card bank, our non-credit card operations must be conducted in our other operating subsidiaries.

   The Savings Bank is a federal savings bank chartered by the Office of Thrift Supervision (the "OTS") and is a member of the Federal Home Loan Bank System. Its deposits are insured by the Savings Association Insurance Fund of the FDIC. The Savings Bank is subject to comprehensive regulation and periodic examination by the OTS and the FDIC.

   The Corporation is not a bank holding company under the BHCA as a result of its ownership of the Bank because the Bank is not a "bank" as defined under the BHCA. If the Bank failed to meet the credit card bank exemption criteria described above, its status as an insured depository institution would make the Corporation subject to the provisions of the BHCA, including certain restrictions as to the types of business activities in which a bank holding company and its affiliates may engage. Becoming a bank holding company under the BHCA would affect the Corporation's ability to engage in certain non-banking businesses. In addition, for purposes of the BHCA, if the Bank failed to qualify for the credit card bank exemption, any entity that acquired direct or indirect control of the Bank and also engaged in activities not permitted for bank holding companies could be required either to discontinue the impermissible activities or to divest itself of control of the Bank.

   As a result of the Corporation's ownership of the Savings Bank, the Corporation is a unitary savings and loan holding company subject to regulation by the OTS and the provisions of the Savings and Loan Holding Company Act. As a unitary savings and loan holding company, the Corporation generally is not restricted under existing laws as to the types of business activities in which it may engage so long as the Savings Bank continues to meet the qualified thrift lender test (the "QTL Test"). If the Corporation ceased to be a unitary savings and loan holding company as a result of its acquisition of an additional savings institution, as a result of the failure of the Savings Bank to meet the QTL Test, or as a result of a change in control of the Savings Bank, the types of activities that the Corporation and its non-savings association subsidiaries would be able to engage in would generally be limited to those eligible for bank holding companies.

   Under recently-enacted financial services modernization legislation (discussed in detail below), bank holding companies may engage in an expanded range of activities, including the securities and insurance businesses. To do so, a bank holding company may voluntarily elect to become a new type of company called a "financial holding company." While these changes are significant in their impact upon the traditional banking, securities and insurance industries, the impact upon us is less significant in light of the fact that we are regulated as a unitary thrift holding company and not as a bank holding company or a financial holding company. As a result, we may engage in both the full range of activities authorized for bank or financial holding companies, as well as additional non-banking activities typically impermissible for such entities.

   While the new financial modernization legislation does not impact the permissible range of our activities, it does impose some limitations on the future activities of unitary thrift holding companies. Existing unitary thrift holding companies such as the Corporation are "grandfathered" with full powers to continue and expand their current activities. Grandfathered unitary thrift holding companies, however, may not be acquired by nonfinancial companies and maintain their grandfathered powers. In addition, if a grandfathered unitary thrift holding company is acquired by a financial company without such grandfather rights, it may lose its ability to engage in certain non-banking activities otherwise ineligible for bank holding companies or financial holding companies.

   The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia's Bureau of Financial Institutions.

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

 Capital Adequacy

   The Bank and the Savings Bank are currently subject to capital adequacy guidelines adopted by the Federal Reserve and the OTS, respectively. For a further discussion of the capital adequacy guidelines, see page 40 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Adequacy" and Note J to Consolidated Financial Statements on page 51, which are incorporated herein by reference.

   In June 1999, the Basle Committee on Banking Supervision issued for public comment through March 31, 2000 a proposal to revise significantly the current international capital adequacy accord. This proposal seeks to address more precisely various underlying bank risks, to refine the risk weighting currently given to various bank credit exposures and to recognize interest rate and operational risk from a capital perspective. If ultimately adopted, this proposal may require some banks to increase their current capital levels.

 FDICIA

   Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal bank regulatory authorities to take "prompt corrective action" ("PCA") in respect of insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The capital categories are determined solely for the purposes of applying FDICIA's PCA provisions, as discussed below, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of the Bank or the Savings Bank. As of December 31, 1999, each of the Bank and the Savings Bank met the requirements for a "well-capitalized" institution. A "well-capitalized" classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including the Bank and the Savings Bank.

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

   "Critically undercapitalized" insured depository institutions (which are defined to include institutions that still have a positive net worth) may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). Thus, in the event an institution became critically undercapitalized, it would generally be prohibited from making payments on its subordinated debt securities. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator.

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

   The Bank and the Savings Bank may accept brokered deposits as part of their funding. Under FDICIA, only "well-capitalized" and "adequately-capitalized" institutions may accept brokered deposits. Adequately-capitalized institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the institution's normal market area.

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

 Investment Limitation and Qualified Thrift Lender Test

   Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank's assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain "qualified thrift investments" (residential mortgages and related investments, including certain mortgage backed and mortgage related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every 12 months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities, including the activity restrictions that apply generally to bank holding companies and their affiliates and potential loss of grandfathered rights under the Gramm-Leach-Bliley Act. As of December 31, 1999, 81.44 % of the Savings Bank's portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

 Regulation of Lending Activities

   The activities of the Bank and the Savings Bank as consumer lenders also are subject to extensive regulation under various federal laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act and the Soldiers' and Sailors' Civil Relief Act, as well as to various state laws. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order the Bank and the Savings Bank to pay restitution to injured borrowers. Borrowers may also bring actions for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Bank and the Savings Bank to collect outstanding balances owed by borrowers who seek relief under these statutes.

 Year 2000

   On October 15, 1998, the Office of the Comptroller of the Currency-- Department of Treasury, the Federal Reserve, the FDIC and the OTS--Department of Treasury, together published Interagency Guidelines establishing Year 2000 Standards for Safety and Soundness. These were made effective November 2, 1998, by the Federal Reserve (Amendments to Regulation H Membership of State Banking Institutions in the Federal Reserve System, Appendix D-2--Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness) (the "Standards"). Among other things, the Standards required components and timetables for the review of mission critical systems for year 2000 readiness, renovation of internal and external mission critical systems, testing of mission critical systems, business resumption contingency planning, remediation contingency planning, customer risk assessment and involvement of the board of directors and management. Our year 2000 plan is subject to and in compliance with the Standards. For a further discussion of our preparation for the year 2000 and the continuing impact of those preparations since January 1, 2000, see page 44 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Business Outlook--The Year 2000 Issue."

 Legislation

   On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act"). The principal purpose of the Act is to permit greater affiliations within the financial services industry, primarily banking, securities and insurance. The Act repeals the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, the Act creates a new type of company, the "financial holding company." While these laws go into effect on March 11, 2000, the Federal Reserve Board is accepting public comment on proposed implementing regulations until March 27, 2000. While this aspect of the Act is significant in its impact upon the traditional banking, securities and insurance industries, the impact of these provisions on us is less significant in light of our current corporate structure. Because the Corporation is a unitary thrift holding company and owns a limited-purpose credit card bank, it is not regulated as a bank holding company. Therefore, we were already able to engage in the full range of activities authorized by the Act, as well as non-banking activities not available to financial holding companies. The Act does impose certain limitations on the transferability of unitary thrift holding companies. See, "Supervision and Regulation--General".

   The Act also contains certain consumer privacy provisions relating to the use of customer information. These provisions will be implemented by final regulations that are due on May 12, 2000. Under those regulations, financial institutions will be required to establish privacy policies regarding the kinds of customer information they collect and the way they use that information and provide such information to customers on a regular basis. In addition, financial institutions will be required to give customers the right to block the sharing of this information with unaffiliated companies, subject to certain exceptions. Lastly, financial institutions will be prohibited from sharing account numbers or access codes with unaffiliated companies for marketing purposes.

   In addition, the Act permits a limited-purpose credit card bank such as the Bank to establish one or more foreign banking subsidiaries that are not subject to the business-line limitations credit card banks face domestically. Therefore, such foreign banking subsidiaries could engage in non-credit-card lending and could accept retail deposits overseas.

   Legislation has also been introduced requiring additional credit card disclosures and that could otherwise restrict practices of credit card issuers. Additional proposals have sought to change existing federal bankruptcy laws and to expand the privacy protections afforded to customers of financial institutions. It is unclear at this time whether and in what form any such legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank or the Corporation would be. Congress may in the future consider other legislation that would materially affect the banking or credit card industries.

 Privacy

   The Act also requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers and consumers be given a choice (through an opt-out notice) to forbid the sharing of their nonpublic personal information with nonaffiliated third persons. We currently do this. We have a written Privacy Statement posted on our web site, which we make available to all of our customers. Pursuant to that policy, we protect the security of our customers' information, educate our employees about the importance of protecting customer privacy and allow our customers to remove their names from the solicitation lists we use and share with others. We ask business partners with whom we share such information to abide by our privacy policy. As our regulators establish further guidelines for addressing customer privacy issues, we may need to amend our Privacy Statement and adapt our internal procedures.

   In addition to adopting federal requirements regarding privacy, the Act also permits individual states to enact stricter laws relating to the use of customer information. Many states are expected to consider such proposals which may impose additional requirements or restrictions on us.

 Investment in the Corporation, the Bank and the Savings Bank

   Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or Virginia law. Investors are responsible for insuring that they do not, directly or indirectly, acquire shares of capital stock of the Corporation in excess of the amount which can be acquired without regulatory approval.

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

 Interstate Taxation

   Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. Based on the volume of its business in these states and the nature of the legislation passed to date, we currently believe that this development will not materially affect our financial condition. The states may also consider legislation to tax income derived from transactions conducted through the Internet. We currently solicit accounts and take account information via the Internet. It is unclear at this time, however, whether and in what form any such legislation will be adopted or, if adopted, what its impact on us would be.

 International Regulation

   We also face regulation in the foreign jurisdictions where we currently, and may in the future, operate. Those regulations may be similar to or substantially different from the regulatory requirements we face in the United States. In the United Kingdom, we are regulated by the Financial Services Administration.

   In the United Kingdom, we operate through a branch of the Bank (the "UK Branch"). The UK Branch is regulated by the Financial Services Authority and the Office of Fair Trading (the "OFT"). The UK Branch is an "authorized deposit taker" under the Banking Act of 1987 and thus is able to take consumer deposits in the UK. The UK Branch has also been granted full license by the OFT to issue consumer credit under the Consumer Credit Act of 1974. Because the UK Branch is part of the Bank, it is also regulated by the US regulatory authorities and is subject to all of the regulations and operational restrictions discussed above.

Risk Factors

   This Annual Report on Form 10-K contains forward-looking statements. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information relating to growth in earnings per share, return on equity, growth in managed loans outstanding and customer accounts, net interest margins, funding costs, operations costs and employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" or similar expressions. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them.

   Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

   Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed below. Our future performance and actual results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. This section highlights specific risks that could affect us and our business.

 We Face Intense Competition in all of our Markets

   We face intense competition from many other providers of credit cards and other financial products and services. In particular, we compete with international, national, regional and local bank card issuers, and with other general purpose credit or charge card issuers. In addition, the recently enacted Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which permits greater affiliations between banks, securities firms and insurance companies may increase competition in the financial services industry, including in the credit card business. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Other credit card companies may compete with us for customers by offering lower interest rates and fees. Because customers generally choose credit card issuers based on price (mostly interest rates and fees), credit limit and other product features, customer loyalty is limited. We may lose entire accounts, or may lose account balances, to competing card issuers.

   In the past, we have faced intense competition primarily in the market for our low introductory rate credit cards. Recently, however, the competition with our other credit card products, such as our low fixed-rate cards, secured cards and other customized cards, has also become more intense. The cost to acquire new accounts varies along business lines and is expected to rise as we move beyond the domestic card market. We expect that competition will continue to grow more intense with respect to all of our products, including our products in the United Kingdom and Canada.

 Our Accounts and Loan Balances Will Fluctuate

   Our accounts and loan balances and the rate at which they grow are affected by a number of factors, including how we allocate our marketing investment among different products and the rate at which customers transfer their accounts and loan balances to competing card issuers. Accounts and loan balances are also affected by general economic conditions, which may increase or decrease the amount of spending by customers, their ability to repay their loans, and other factors beyond our control.

   Because we designed our IBS to take advantage of market opportunities, we cannot forecast how we will spend our marketing funds and on which products. Likewise, our account and loan balance growth is affected by many factors, including the ones mentioned above. Our results, therefore, will vary as marketing investments, accounts and loan balances fluctuate.

 It is Difficult to Sustain and Manage Growth

   Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business. Second, we desire to grow our lending business internationally, in the United Kingdom, Canada and beyond. Third, we hope to identify and pursue new business opportunities, both financial and non-financial. Our management believes that, through IBS, we achieve these objectives. However, there are a number of factors that can affect our ability to do so including:

  .  our ability to retain existing customers and to attract new customers;

  .  the growth of existing and new account balances;

  .  the delinquency and charge-off levels of accounts;

  .  the availability of funding on favorable terms;

  .  the amount of funds available for marketing to solicit new customers;

  .  general economic and other factors;

  .  the legal and regulatory environment;

  .  a favorable interest rate environment;

  . our ability to build or acquire the necessary operational and organizational infrastructure;

  .  the ability to manage expenses as we expand; and

  .  our ability to recruit experienced management and operations personnel.

   Our expansion internationally is affected by additional factors such as limited access to information, differences in cultural attitudes toward credit, new regulatory and legislative environments and differences from the historical experience of portfolio performance in the United States and other countries.

   Difficulties or delays in the development, production, testing and marketing of new products or services will affect the success of such products or services and can cause losses associated with the costs to develop unsuccessful products and services. Such difficulties could include:

  .  failure to implement new product or service programs on time;

  .  failure of customers to accept these products or services;

  .  operational difficulties or delays;

  .  losses arising from the testing of new products or services; and

  .  legal and other difficulties.

   In addition, our new products and services may not achieve the same financial results as we have achieved in the past from our credit card business.

 We May Experience Limited Availability of Financing and Variation in our Funding Costs

   Like most credit card companies, our primary source of funding is the securitization of consumer loans. Securitization transactions involve the sale of beneficial interests in consumer loan balances. Our ability to use securitization funding depends on how difficult and expensive such funding is. Until now, we have completed securitization transactions on terms that we believe are acceptable. However, securitizations can be affected by many factors. Economic, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms both domestically and internationally, where the securitization of consumer loans may be on terms more or less favorable than in the United States. Securitizations may not always be an attractive source of funding for us, and we may have to seek other more expensive funding sources in the future.

   In general, the amount, type and cost of our financing, including financing from other financial institutions, the capital markets and deposits, affects our financial results. A number of factors could make such financing more difficult, more expensive or unavailable including, but not limited to, changes within our organization, changes in the activities of our business partners, changes affecting our investments, interest rate fluctuations and regulatory changes. In addition, we compete for funding with other banks, savings banks and similar companies. Some of these institutions are publicly traded. Many of these institutions are substantially larger, have more capital and other resources and have better financial ratings than we do. Competition from these other borrowers may increase our cost of funds. Events that disrupt capital markets and other factors beyond our control could also make our funding sources more expensive or unavailable.

 We May Experience Increased Delinquencies and Credit Losses

   Like other consumer lenders, we face the risk that accounts become uncollectible because accountholders will not repay their loans. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. Therefore, the rate of missed payments, or "delinquencies," on our portfolio of loans, and the rate at which consumers may be expected to file for bankruptcy, can be used to predict the future rate at which we charge-off our consumer loans. A high charge-off rate would hurt our financial performance, the performance of our securitizations and our cost of funds.

   Widespread increases in past-due payments and nonpayment are most likely to occur if the country or a regional area encounters an economic downturn, such as a recession, but they could also occur for other reasons. For example, fraud can cause losses. In addition, the age and rate of growth, or "seasoning," of a consumer loan portfolio also increases the rate of nonpayment and past-due payments. If we make fewer loans than we have in the past, the proportion of new loans in our portfolio will decrease and the delinquency rate and charge-off rate may increase. Therefore, the seasoning of accounts may require higher loan loss provisions and reserves. This would reduce our earnings unless offset by other changes.

   In addition, we market many of our products to underserved markets, which may have less experience with credit risk and performance. These markets, in some cases, also have higher delinquency and charge-off rates. Although we believe that IBS can help us effectively price these products in relation to their risk, we may not set high enough fees and rates for these accounts to offset the higher delinquency and loss rates we may experience.

 We Face Risk From Economic Downturns and Social Factors

   Delinquencies and credit losses in the credit card industry generally increase during periods of an economic downturn or recession. Likewise, consumer demand may decline during an economic downturn or recession.

Accordingly, an economic downturn or recession (either local or national) can hurt our financial performance as accountholders default on their loans or carry lower balances. As we increasingly market our cards internationally, an economic downturn or recession outside the United States also could hurt our financial performance. A variety of social factors also may cause changes in credit card use, payment patterns and the rate of defaults by accountholders. Social factors include changes in consumer confidence levels, the public's perception of the use of credit cards and changing attitudes about incurring debt and the stigma of personal bankruptcy. We believe that we can manage these risks through our underwriting criteria and product design. Nevertheless, underwriting criteria and design may not be enough to protect our growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.

 We Face Risk of Interest Rate Fluctuations

   Like other financial institutions, we borrow money from institutions and depositors in order to lend money to customers. We earn interest on the consumer loans we make, and pay interest on the deposits and borrowings we use to fund those loans. The difference between these two interest rates affects the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our earnings could fall. Our earnings could also be hurt if the rates on our consumer loans fall more quickly than those on our borrowings.

   We manage the risk of interest rate fluctuations through various financial instruments and techniques, such as asset/liability matching, interest rate swaps and similar financial instruments, hedging and other techniques. The goal is to maintain an interest rate neutral or "matched" position, where interest rates on loans and borrowings go up or down by the same amount and at the same time. We cannot, however, always achieve this position at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, our earnings could be hurt.

   We also manage these risks partly by changing the interest rates we charge on our customer accounts. The success of repricing accounts to match an increase or decrease in our borrowing rates depends on the overall product mix of such accounts, the actual amount of accounts repriced, the rate at which we are originating new accounts and our ability to retain accounts (and the related loan balances) after repricing. For example, if we increase the interest rate we charge on our consumer loan accounts and the accountholders close their accounts as a result, we won't be able to match our increased borrowing costs as quickly if at all.

 Regulation and Legislation Can Change

   Federal and state laws and rules significantly limit the types of activities in which we engage. For example, federal and state consumer protection laws and rules limit the manner in which we may offer and extend credit. From time to time, the United States Congress and the states consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry. Such new laws or rules could limit the amount of interest or fees we can charge, restrict our ability to collect on account balances, or materially affect us or the banking or credit card industries in some other manner. Additional federal and state consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict our ability to share customer information.

   The laws governing bankruptcy and debtor relief also could change, making it more expensive or more difficult for us to collect from our customers. Congress currently is considering legislation that would change the existing federal bankruptcy laws. One intended purpose of this legislation is to increase the collectibility of unsecured debt, however it is not clear whether or in what form Congress may adopt this legislation and we cannot predict how this legislation may affect us.

   In addition, the existing laws and rules are complex. If we fail to comply with them we might not be able to collect our loans in full, or we might be required to pay damages or penalties to our customers. For these reasons, new or changes in existing laws or rules could hurt our profits.

 Our Expenses and Other Costs Will Fluctuate

   Our expenses and other costs, such as human resources and marketing expenses, directly affect our earnings results. Many factors can influence the amount of our expenses, as well has how quickly they grow. As our business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization or a reevaluation of business strategies. Other factors that can affect expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, accounting policies that change can significantly affect how we calculate expenses and earnings.

 Statistical Information

   The statistical information required by Item 1 can be found in our Annual Report, and is incorporated herein by reference, as follows:

                                                Page In The Company's Annual
                                               Report To Its Stockholders For
                Guide 3 Disclosure            The Year Ended December 31, 1999
                ------------------            --------------------------------
 I.   Distribution of Assets, Liabilities
      and Stockholders' Equity;
      Interest Rates and Interest
      Differential..........................        30-35
 II.  Investment Portfolio..................        55
 III. Loan Portfolio........................        29-30, 35-38, 41, 66
 IV.  Summary of Loan Loss Experience.......        36-38, 56
 V.   Deposits..............................        33, 38-39
 VI.  Return on Equity and Assets...........        27
 VII. Other Borrowings......................        38-40

Item 2. Properties

   We lease our principal executive office at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia. We lease our principal executive office at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia, consisting of approximately 43,400 square feet. The lease commenced January 1, 1995 and we have exercised an option to extend the lease until February 28, 2005.

   We own administrative offices and credit card facilities in Richmond, Virginia, consisting of approximately 470,000 square feet, from which we conduct our credit, collections, customer service and other operations. We also lease additional facilities consisting of an aggregate of approximately 3,311,601 square feet (excluding the principal executive office) from which credit, collections, customer service and other operations are conducted, primarily in Virginia, Florida, Texas, Idaho, Washington and the United Kingdom. We also own a facility in Tampa, Florida, consisting of approximately 118,624 square feet and another facility in Nottingham, Great Britain, consisting of approximately 267,000 square feet. We expect to lease or purchase additional facilities in Virginia, Washington and the United Kingdom consisting of an aggregate of approximately 650,000 square feet in 2000.

Item 3. Legal Proceedings

   The information required by Item 3 is included in the Annual Report on pages 64-65 under the heading "Notes to Consolidated Financial Statements-- Note K--Commitments and Contingencies."

Item 4. Submission of Matters To a Vote of Security Holders

   During the fourth quarter of our fiscal year ending December 31, 1999, no matters were submitted to a vote of our stockholders.

                                    PART II

Item 5. Market For Company's Common Stock And Related Stockholder Matters.

   The information required by Item 5 is included under "Supervision and Regulation--Dividends and Transfers of Funds" herein and in the Annual Report on pages 38-40 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funding" and "--Capital Adequacy," on page 45 under the heading "Selected Quarterly Financial Data" and on pages 64-65 in Note K to Consolidated Financial Statements, and is incorporated herein by reference and filed as part of Exhibit 13.

Item 6. Selected Financial Data.

   The information required by Item 6 is included in the Annual Report on page 27 under the heading "Selected Financial and Operating Data," and is incorporated herein by reference and filed as part of Exhibit 13.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

   The information required by Item 7 is included in the Annual Report on pages 28-44 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference and filed as part of Exhibit 13.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

   The information required by Item 7A is included in the Annual Report on page 41 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity," and is incorporated herein by reference and filed as part of Exhibit 13.

Item 8. Financial Statements And Supplementary Data.

   The information required by Item 8 is included in the Annual Report on page 47 under the heading "Report of Independent Auditors," on pages 48-68 under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and on page 45 under the heading "Selected Quarterly Financial Data," and is incorporated herein by reference and filed as part of
Exhibit 13.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors And Executive Officers Of The Company.

   The information required by Item 10 is included in the Company's 1999 Proxy Statement (the "Proxy Statement") on pages 6-8 under the heading "Information About Our Directors and Executive Officers" and on page 5 under the heading "Information About Capital One's Common Stock Ownership--Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation's 1999 fiscal year.

Item 11. Executive Compensation.

   The information required by Item 11 is included in the Proxy Statement on page 9 under the heading "Information About Our Directors and Executive Officers--Compensation of the Board," on pages 11-16 under the heading "Compensation of Executive Officers" and on pages 18-22 under the heading "Report on Executive Compensation of the Compensation Committee," and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

   The information required by Item 12 is included in the Proxy Statement on page 4 under the heading "Information About Capital One's Common Stock Ownership," and is incorporated herein by reference.

Item 13.  Certain Relationships And Related Transactions

   The information required by Item 13 is included in the Proxy Statement on page 10 under the heading "Information About Our Directors and Executive Officers--Related Party Transactions with Directors," and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

   (a) (1) The following consolidated financial statements of Capital One Financial Corporation, included in the Annual Report, are incorporated herein by reference in Item 8:

   Report of Independent Auditors, Ernst & Young LLP

   Consolidated Balance Sheets--As of December 31, 1999 and 1998

   Consolidated Statements of Income--Years ended December 31, 1999, 1998 and
   1997

   Consolidated Statements of Changes in Stockholders' Equity--Years ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997

   Notes to Consolidated Financial Statements

   Selected Quarterly Financial Data--As of and for the years ended December 31, 1999 and 1998

   (2) All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

   (3) Exhibits:

   The following exhibits are incorporated by reference or filed herewith. References to (i) the "1994 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; (ii) the "1995 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; (iii) the "1996 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1996; (iv) the "1997 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1997; and (v) the "1998 Form 10-K" are to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number                                      Description
-------                                     -----------
 3.1     Restated Certificate of Incorporation of Capital One Financial Corporation
          (incorporated by reference to Exhibit 3.1 of the 1994 Form 10-K).

 3.2     Amended and Restated Bylaws of Capital One Financial Corporation (as amended
          November 18, 1999).

 4.1     Specimen certificate representing the Common Stock (incorporated by reference to
          Exhibit 4.1 of the 1997 Form 10-K).

 4.2.1   Rights Agreement dated as of November 16, 1995 between Capital One Financial
          Corporation and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November 16, 1995).

 4.2.2   Amendment to Rights Agreement dated as of April 29, 1999 between Capital One
          Financial Corporation and First Chicago Trust Company of New York, as successor to Mellon Bank, N.A.

 4.3     Amended and Restated Issuing and Paying Agency Agreement dated as of April 30,
          1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-
          3 and A-4 thereto) (incorporated by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-Q for the period ending June 30, 1996).

 4.4     Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital
          One Bank and Chemical Bank (including exhibits A-1 and A-2 thereto)
          (incorporated by reference to Exhibit 4.2 of the Company's quarterly report on
          Form 10-Q for the period ending June 30, 1996).

 4.5.1   Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One
          Financial Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November 13,
          1996).

 4.5.2   Copy of 7.25% Notes Due 2003 (incorporated by reference to Exhibit 4.5.2 of the
          1996 Form 10-K).

 4.6.1   Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and
          The First National Bank of Chicago, as trustee (including the Certificate of
          Trust executed by First Chicago Delaware Inc., as Delaware trustee)
          (incorporated by reference to Exhibit 4.6.1 of the 1996 Form 10-K).

 4.6.2   Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the 1996 Form 10-K).

 4.6.3   Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago
          Delaware Inc. (incorporated by reference To Exhibit 4.6.3 of the 1996 Form 10-
          K).

 4.7     Indenture, dated as of January 31, 1997, between Capital One Bank and The First
          National Bank of Chicago (incorporated by reference to Exhibit 4.7 of the 1996
          Form 10-K).

 4.8     Copy of 7 1/8% Notes due 2008 (incorporated by reference to Exhibit 4.8 of the
          1998 Form 10-K).

 4.9     Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital
          One Bank, Morgan Guaranty Trust Company of New York, London Office, and the
          Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the
          1998 Form 10-K).

 4.10    Copy of 7% Notes due 2006.

Exhibit
Number                                       Description
-------                                      -----------
10.1.1    Amended and Restated Distribution Agreement dated April 30, 1996 among Capital
           One Bank and the agents named therein (incorporated by reference to Exhibit 10.1 of the Company's quarterly Report on Form 10-Q for period ending June 30, 1996).

10.1.2    Amendment to Amended and Restated Distribution Agreement dated April 21, 1998 among Capital One Bank and the agents named therein (incorporated by reference to Exhibit 10.1.1 of the 1998 Form 10-K).

10.1.3    Second Amendment to Amended and Restated Distribution Agreement dated April 30,
           1999 among Capital One Bank and the agents named therein.

10.2.1    Distribution Agreement dated April 30, 1996, among Capital One Bank and the agents named therein (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

10.2.2    Amendment to Distribution Agreement dated April 30, 1998, among Capital One Bank and the Agents named therein (incorporated by reference to Exhibit 10.2.1 of the
           1998 Form 10-K).

10.3*     Form of Employment Agreement dated as of January 25, 2000 between Capital One
           Financial Corporation and each of Richard D. Fairbank, Nigel W. Morris and John
           G. Finneran Jr.

10.4*     Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive
           Plan (incorporated by reference to Registrant's Registration Statement on Form
           S-8, Commission File No. 333-78635, filed May 17, 1999).

10.5      Intentionally left blank.

10.6*     Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Registrant's Registration Statement on Form S-8, Commission File
           No. 333-78609, filed May 17, 1999).

10.7*     Capital One Financial Corporation 1994 Stock Incentive Plan, as amended.

10.8      Intentionally left blank.

10.9*     Form of Change of Control Agreement between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.9 of the 1998 Form 10-K).

10.10.1*  Form of Amendment to Change of Control Agreement between Capital One Financial
           Corporation and certain of its senior executives (incorporated by reference to
           Exhibit 10.10 of the 1998 Form 10-K).

10.10.2*  Amended and Restated Employment Agreement dated as of January 25, 2000 between
           Capital One Financial Corporation and certain of its senior executives.

10.11*    Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.20 of the 1995 Form 10-K).

10.12*    Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended
           (incorporated by Reference to Exhibit 10.21 of the 1995 Form 10-K).

10.13*    Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended
           (incorporated by Reference to Exhibit 10.22 of the 1995 Form 10-K).

10.14*    1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to
           Registrant's Registration Statement on Form S-8, Commission File No. 33-91790,
           filed May 1, 1995).

10.15     Services Agreement dated as of April 1, 1999 by and between D'Arcy Masius Benton
           & Bowles USA, Inc. and Capital One Financial Corporation.

10.16     Consulting Agreement dated as of April 5, 1995, by and between Capital One
           Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.33 of the 1995 Form 10-K).

Exhibit
Number                                      Description
-------                                     -----------
10.17.1  Amended and Restated Lease Agreement dated as of October 14, 1998 between First
          Security Bank of Utah, N.A., as owner trustee for the COB Real Estate Trust
          1995-1, as lessor and Capital One Realty, Inc., as lessee (incorporated by reference to Exhibit 10.17.1 of the 1998 Form 10-K).

10.17.2  Guaranty dated as of October 14, 1998 from Capital One Bank in favor of First
          Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1,
          First Union National Bank, as indenture trustee, Lawyers Title Realty Services,
          Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and
          LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.2 of the 1998 Form 10-K).

10.17.3  Amendment to Lease Documents dated as of October 1, 1999 between First Security
          Bank of Utah, N.A., as owner trustee for COB Real Estate Trust 1995-1, as lessor and Capital One Realty, Inc., as lessee.

10.17.4  Amendment to Guaranty dated as of April 1, 1999 between Capital One Bank and
          First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-
          1, First Union National Bank, as indenture trustee, Lawyers Title Realty
          Services, Inc., as deed of trust trustee, and the Note Purchasers, Registered
          Owners and LC Issuer referred to therein.

10.18.1  Second Amended and Restated Credit Agreement dated as of May 25, 1999 by and among Capital One Financial Corporation, Capital One Bank and Capital One,
          F.S.B, as original borrowers, and The Chase Manhattan Bank, as administrative agent and lender and the other lenders named therein.

10.18.2  Amendment to Second Amended and Restated Credit Agreement dated as of December
          21, 1999 among Capital One Financial Corporation, Capital One Bank and Capital
          One, F.S.B., as original borrowers, and The Chase Manhattan Bank, as administrative agent.

10.19.1  Revolving Credit Facility Agreement dated as of August 29, 1997 by and among
          Capital One Finance Company and Capital One Inc., as original borrowers, Capital
          One Financial Corporation, as original guarantor, and the agents and lenders named therein (incorporated by reference to Exhibit 10.19 of the 1997 Form 10-
          K).

10.19.2  Amendment to Revolving Credit Facility agreement dated as of December 21, 1999 between Capital One Finance Company and Capital One Inc., as original borrowers,
          Capital One Financial Corporation, as original guarantor, and the agents and lenders named therein.

10.20    Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives.

10.21    Credit Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 between
          First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1, as borrower, and Bank of America, N.A., as administrative agent.

10.22    Lease Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 between
          First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1, as lessor, and Capital One Realty, Inc. as lessee.

10.23    Participation Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 among Capital One Realty, Inc., as construction agent and lessee, Capital One
          Bank, as guarantor, First Security Bank, N.A. as owner trustee under the Capital
          One Realty Trust 1998-1, and the holders and lenders named therein.

10.24    Credit Agreement (Capital One Services, Inc.) dated as of September 3, 1999 between First Security Bank, N.A. as owner trustee for Capital One Realty Trust
          1998-1 as borrower and Bank of America N.A. as administrative agent.

10.25    Lease Agreement (Capital One Services, Inc.) dated as of September 3, 1999 between First Security Bank, N. A. as owner trustee for Capital One Realty Trust
          1998-1 as lessor and Capital One Realty, Inc. as lessee.

Exhibit
Number                                      Description
-------                                     -----------
10.26    Participation Agreement (Capital One Services, Inc.) dated as of September 3,
          1999 among Capital One Services, Inc. as construction agent as lessee, Capital
          One Financial Corporation as guarantor, First Security Bank, N.A. as owner trustee under the Capital One Realty Trust 1998-1 and the holders and lenders named therein.

13       The portions of Capital One Financial Corporation's 1999 Annual Report to
          Stockholders that are incorporated by reference herein.

21       Subsidiaries of the Company.

23       Consent of Ernst & Young LLP.

27       Financial Data Schedule.

--------
* Indicates a management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

   The Company filed on October 14, 1999 a Current Report on Form 8-K dated October 14, 1999, Commission File No. 1-13300, enclosing its press release dated October 14, 1999.

   The Company filed on October 29, 1999 a Current Report on Form 8-K dated October 27, 1999, Commission File No. 1-13300, enclosing its press release dated October 27, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Capital One Financial Corporation

                                                  /s/ David M. Willey
                                          By: _________________________________
                                                      David M. Willey
                                             Senior Vice President, Corporate
                                                   Financial Management

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 21st day of March, 2000

              Signature                       Title                     Date
              ---------                       -----                     ----
                                     Director, Chairman and        March 21, 2000
      /s/ Richard D. Fairbank         Chief Executive Officer
 ___________________________________  (Principal Executive
         Richard D. Fairbank          Officer)

        /s/ Nigel W. Morris          Director, President and       March 21, 2000
 ___________________________________  Chief Operating Officer
           Nigel W. Morris

        /s/ David M. Willey          Senior Vice President,        March 21, 2000
 ___________________________________  Corporate Financial
           David M. Willey            Management
                                      (Principal Accounting
                                      and Financial Officer)

        /s/ W. Ronald Dietz          Director                      March 21, 2000
 ___________________________________
           W. Ronald Dietz

      /s/ James A. Flick, Jr.        Director                      March 21, 2000
 ___________________________________
         James A. Flick, Jr.

        /s/ Patrick W. Gross         Director                      March 21, 2000
 ___________________________________
          Patrick W. Gross

        /s/ James V. Kimsey          Director                      March 21, 2000
 ___________________________________
           James V. Kimsey

      /s/ Stanley I. Westreich       Director                      March 21, 2000
 ___________________________________
        Stanley I. Westreich

                 EXHIBITS TO CAPITAL ONE FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            DATED DECEMBER 31, 1999

                          Commission File No. 1-13300

 Exhibit
 Number                                     Description
 -------                                    -----------
  3.1    Restated Certificate of Incorporation of Capital One Financial Corporation
          (incorporated by reference To Exhibit 3.1 of the 1994 Form 10-K).

  3.2    Amended and Restated Bylaws of Capital One Financial Corporation (as amended
          November 18, 1999).

  4.1    Specimen certificate representing the Common Stock (incorporated by reference to
          Exhibit 4.1 of the 1997 Form 10-K).

  4.2.1  Rights Agreement dated as of November 16, 1995 between Capital One Financial
          Corporation and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November 16, 1995).

  4.2.2  Amendment to Rights Agreement dated as of April 29, 1999 between Capital One
          Financial Corporation and First Chicago Trust Company of New York, as successor to Mellon Bank, N.A.

  4.3    Amended and Restated Issuing and Paying Agency Agreement dated as of April 30,
          1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-
          3 and A-4 thereto) (incorporated by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-Q for the period ending June 30, 1996).

  4.4    Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital
          One Bank and Chemical Bank (including exhibits A-1 and A-2 thereto)
          (incorporated by reference to Exhibit 4.2 of the Company's quarterly report on
          Form 10-Q for the period ending June 30, 1996).

  4.5.1  Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One
          Financial Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, filed November 13,
          1996).

  4.5.2  Copy of 7.25% Notes Due 2003 (incorporated by reference to Exhibit 4.5.2 of the
          1996 Form 10-K).

  4.6.1  Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and
          The First National Bank of Chicago, as trustee (including the Certificate of
          Trust executed by First Chicago Delaware Inc., as Delaware trustee)
          (incorporated by reference to Exhibit 4.6.1 of the 1996 Form 10-K).

  4.6.2  Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the 1996 Form 10-K).

  4.6.3  Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago
          Delaware Inc. (incorporated by reference To Exhibit 4.6.3 of the 1996 Form 10-
          K).

  4.7    Indenture, dated as of January 31, 1997, between Capital One Bank and The First
          National Bank of Chicago (incorporated by reference to Exhibit 4.7 of the 1996
          Form 10-K).

  4.8    Copy of 7 1/8% Notes due 2008 (incorporated by reference to Exhibit 4.8.2 of the
          1998 Form 10-K).

  4.9    Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital
          One Bank, Morgan Guaranty Trust Company of New York, London Office, and the
          Paying Agents named Therein (incorporated by reference to Exhibit 4.9 of the
          1998 Form 10-K).

  4.10   Copy of 7% Notes due 2006.

Exhibit
Number                                       Description
-------                                      -----------
10.1.1    Amended and Restated Distribution Agreement dated April 30, 1996 among Capital
           One Bank and the agents named therein (incorporated by reference to Exhibit 10.1 of the Company's quarterly Report on Form 10-Q for period ending June 30, 1996).

10.1.2    Amendment to Amended and Restated Distribution Agreement dated April 21, 1998 among Capital One Bank and the agents named therein (incorporated by reference to Exhibit 10.1.1 of the 1998 Form 10-K).

10.1.3    Second Amendment to Amended and Restated Distribution Agreement dated April 30,
           1999 among Capital One Bank and the agents named therein.

10.2.1    Distribution Agreement dated April 30, 1996, among Capital One Bank and the agents named therein (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for period ending June 30, 1996).

10.2.2    Amendment to Distribution Agreement dated April 30, 1998, among Capital One Bank and the Agents named therein (incorporated by reference to Exhibit 10.2.1 of the
           1998 Form 10-K).

10.3*     Form of Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and each of Richard D. Fairbank, Nigel
           W. Morris and John G. Finneran Jr.

10.4*     Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive
           Plan (incorporated by reference to Registrant's Registration Statement on Form
           S-8, Commission File No. 333-78635, filed May 17, 1999).

10.5      Intentionally left blank.

10.6*     Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Registrant's Registration Statement on Form S-8, Commission File
           No. 333-78609, filed May 17, 1999).

10.7*     Capital One Financial Corporation 1994 Stock Incentive Plan, as amended.

10.8      Intentionally left blank.

10.9*     Form of Change of Control Employment Agreement between Capital One Financial
           Corporation and certain of its senior executives (incorporated by reference to
           Exhibit 10.9 of the 1998 Form 10-K).

10.10.1*  Form of Amendment to Change of Control Employment Agreement between Capital One
           Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.10 of the 1998 Form 10-K).

10.10.2*  Amended and Restated Change of Control Employment Agreement dated as of January
           25, 2000 between Capital One Financial Corporation and certain of its senior executives.

10.11*    Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.20 of the 1995 Form 10-K).

10.12*    Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended
           (incorporated by Reference to Exhibit 10.21 of the 1995 Form 10-K).

10.13*    Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended
           (incorporated by Reference to Exhibit 10.22 of the 1995 Form 10-K).

10.14*    1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to
           Registrant's Registration Statement on Form S-8, Commission File No. 33-91790,
           filed May 1, 1995).

10.15     Services Agreement dated as of April 1, 1999 by and between D'Arcy Masius Benton
           & Bowles USA, Inc. and Capital One Financial Corporation.

10.16     Consulting Agreement dated as of April 5, 1995, by and between Capital One
           Financial Corporation
           and American Management Systems, Inc. (incorporated by reference to Exhibit
           10.33 of the 1995
           Form 10-K).

Exhibit
Number                                      Description
-------                                     -----------
10.17.1  Amended and Restated Lease Agreement dated as of October 14, 1998 between First
          Security Bank of Utah, N.A., as owner trustee for the COB Real Estate Trust
          1995-1, as lessor and Capital One Realty, Inc., as lessee (incorporated by reference to Exhibit 10.17.1 of the 1998 Form 10-K).

10.17.2  Guaranty dated as of October 14, 1998 from Capital One Bank in favor of First
          Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1,
          First Union National Bank, as indenture trustee, Lawyers Title Realty Services,
          Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and
          LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.2 of the 1998 Form 10-K).

10.17.3  Amendment to Lease Documents dated as of October 1, 1999 between First Security
          Bank, N.A., and Val T. Orton, as owner trustees for COB Real Estate Trust 1995-
          1, Capital One Bank, Capital One Realty, Inc.and Lawyers Title Realty Services,
          Inc.

10.17.4  Amendment to Guaranty dated as of April 1, 1999 between Capital One Bank and
          First Security Bank, N.A., and Val T. Orton, as owner trustees for the COB Real
          Estate Trust 1995-1.

10.18.1  Second Amended and Restated Credit Agreement dated as of May 25, 1999 by and among Capital One Financial Corporation, Capital One Bank and Capital One,
          F.S.B, as original borrowers, and The Chase Manhattan Bank, as administrative agent and lender and the other lenders named therein.

10.18.2  Amendment to Second Amended and Restated Credit Agreement dated as of December
          21, 1999 among Capital One Financial Corporation, Capital One Bank and Capital
          One, F.S.B., as original borrowers, and The Chase Manhattan Bank, as administrative agent.

10.19.1  Revolving Credit Facility Agreement dated as of August 29, 1997 by and among
          Capital One Finance Company and Capital One Inc., as original borrowers, Capital
          One Financial Corporation, as Original guarantor, and the agents and lenders named therein (incorporated by reference to Exhibit 10.19 of the 1997 Form 10-
          K).

10.19.2  Amendment to Revolving Credit Facility agreement dated as of December 21, 1999 between Capital One Finance Company. Capital One Inc., Capital One Financial
          Corporation, and the agents and lenders named therein.

10.20    Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives.

10.21    Credit Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 between
          First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.22    Lease Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 between
          First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1, as lessor, and Capital One Realty, Inc. as lessee.

10.23    Participation Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 among Capital One Realty, Inc., as construction agent and lessee, Capital One
          Bank, as guarantor, First Security Bank, N.A. as owner trustee under the Capital
          One Realty Trust 1998-1, the holders and lenders named therein, and Bank of
          America, N.A. as agent.

10.24    Credit Agreement (Capital One Services, Inc.) dated as of September 3, 1999 between First Security Bank, N.A., as owner trustee for Capital One Realty Trust
          1998-1, as borrower, the lenders party thereto and Bank of America N.A. as administrative agent.

10.25    Lease Agreement (Capital One Services, Inc.) dated as of September 3, 1999 between First Security Bank, N. A., as owner trustee for Capital One Realty
          Trust 1998-1, as lessor, and Capital One Services, Inc. as lessee.

Exhibit
Number                                      Description
-------                                     -----------
10.26    Participation Agreement (Capital One Services, Inc.) dated as of September 3,
          1999 among Capital One Services, Inc. as construction agent and lessee, Capital
          One Financial Corporation, as guarantor, First Security Bank, N.A., as owner trustee under the Capital One Realty Trust 1998-1, the holders and lenders named therein, and Bank of America, N.A., as agent.

13       The portions of Capital One Financial Corporation's 1999 Annual Report to
          Stockholders that are incorporated by reference herein.

21       Subsidiaries of the Company.

23       Consent of Ernst & Young LLP.

27       Financial Data Schedule.

--------
* Indicates a management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.