Form 10-K/A
period 1999-12-31
CAPITAL ONE FINANCIAL CORP
filed 2000-03-23
CIK 927628

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

 Privacy

   The Act also requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers and consumers be given a choice (through an opt-out notice) to forbid the sharing of their nonpublic personal information with nonaffiliated third persons. We have a written Privacy Statement posted on our web site, which we make available to all of our customers. Pursuant to that policy, we protect the security of our customers' information, educate our employees about the importance of protecting customer privacy and allow our customers to remove their names from the solicitation lists we use and share with others. We ask business partners with whom we share such information to abide by our privacy policy. We are also developing and implementing programs to provide the required opt-out notice universally. As our regulators establish further guidelines for addressing customer privacy issues, we may need to amend our Privacy Statement and adapt our internal procedures.

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