Form 10-Q
period 2000-03-31
CAPITAL ONE FINANCIAL CORP
filed 2000-05-16
CIK 927628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 2000, there were 195,821,956 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        CAPITAL ONE FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------


                                 March 31, 2000

                                                                            Page

PART I.    FINANCIAL INFORMATION

           Item 1.     Financial Statements (unaudited):
                            Condensed Consolidated Balance Sheets..............3
                            Condensed Consolidated Statements of Income........4
                            Condensed Consolidated Statements of Changes
                               in Stockholders' Equity.........................5
                            Condensed Consolidated Statements of
                               Cash Flows......................................6
                            Notes to Condensed Consolidated Financial
                               Statements......................................7

           Item 2.     Management's Discussion and Analysis of
                            Financial Condition and Results
                            of Operations.....................................10

PART II.   OTHER INFORMATION

           Item 4.     Submission of Matters to a Vote of Security Holders....27

           Item 6.     Reports on Form 8-K... ................................27

                       Signatures........... .................................28

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                                 March 31          December 31
                                                                   2000               1999
-----------------------------------------------------------  ---------------    ---------------
Assets:
Cash and due from banks                                      $       84,084     $      134,065
Federal funds sold and resale agreements                             18,000
Interest-bearing deposits at other banks                             96,491            112,432
-----------------------------------------------------------  ---------------    ---------------
   Cash and cash equivalents                                        198,575            246,497
Securities available for sale                                     1,519,027          1,856,421
Consumer loans                                                    9,449,498          9,913,549
   Less:  Allowance for loan losses                                (372,000)          (342,000)
-----------------------------------------------------------  ---------------    ---------------
Net loans                                                         9,077,498          9,571,549
Premises and equipment, net                                         501,238            470,732
Interest receivable                                                  81,967             64,637
Accounts receivable from securitizations                            666,972            661,922
Other                                                               479,781            464,685
-----------------------------------------------------------  ---------------    ---------------
   Total assets                                              $   12,525,058     $   13,336,443
-----------------------------------------------------------  ---------------    ---------------

Liabilities:
Interest-bearing deposits                                    $    4,096,241     $    3,783,809
Other borrowings                                                  1,955,978          2,780,466
Senior notes                                                      3,818,936          4,180,548
Interest payable                                                     88,438            116,405
Other                                                             1,014,384            959,608
-----------------------------------------------------------  ---------------    ---------------
   Total liabilities                                             10,973,977         11,820,836


Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized
   50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
   300,000,000 shares, 199,670,421 issued as of
   March 31, 2000 and December 31, 1999                               1,997              1,997
Paid-in capital, net                                                598,012            613,590
Retained earnings                                                 1,123,823          1,022,296
Cumulative other comprehensive loss                                 (31,802)           (31,262)
   Less: Treasury stock, at cost; 4,072,467 and 2,624,006
         shares as of March 31, 2000 and December 31, 1999,
         respectively                                              (140,949)           (91,014)
-----------------------------------------------------------  ---------------    ---------------
   Total stockholders' equity                                     1,551,081          1,515,607
-----------------------------------------------------------  ---------------    ---------------
   Total liabilities and stockholders' equity                $   12,525,058     $   13,336,443
-----------------------------------------------------------  ---------------    ---------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                                    Three Months Ended
                                                                         March 31
-----------------------------------------------------------  ---------------    ---------------
                                                                  2000                1999
-----------------------------------------------------------  ---------------    ---------------
Interest Income:
Consumer loans, including fees                               $       488,937    $       325,067
Securities available for sale                                         24,734             26,222
Other                                                                  1,776              1,782
-----------------------------------------------------------  ---------------    ---------------
  Total interest income                                              515,447            353,071

Interest Expense:
Deposits                                                              52,120             23,942
Other borrowings                                                      41,454             25,552
Senior notes                                                          68,376             72,495
----------------------------------------------------------   ---------------    ---------------
  Total interest expense                                             161,950            121,989
-----------------------------------------------------------  ---------------    ---------------
Net interest income                                                  353,497            231,082
Provision for loan losses                                            126,525             74,586
-----------------------------------------------------------  ---------------    ---------------
Net interest income after provision for loan losses                  226,972            156,496

Non-Interest Income:
Servicing and securitizations                                        270,758            271,954
Service charges and other fees                                       341,232            222,453
Interchange                                                           43,070             30,219
-----------------------------------------------------------  ---------------    ---------------
  Total non-interest income                                          655,060            524,626

Non-Interest Expense:
Salaries and associate benefits                                      234,836            179,194
Marketing                                                            201,938            176,088
Communications and data processing                                    70,822             58,072
Supplies and equipment                                                52,274             36,704
Occupancy                                                             25,292             13,914
Other                                                                124,758             84,281
-----------------------------------------------------------  ---------------    ---------------
  Total non-interest expense                                         709,920            548,253
-----------------------------------------------------------  ---------------    ---------------
Income before income taxes                                           172,112            132,869
Income taxes                                                          65,403             50,490
-----------------------------------------------------------  ---------------    ---------------
Net income                                                   $       106,709    $        82,379
-----------------------------------------------------------  ---------------    ---------------
Basic earnings per share                                     $          0.54    $          0.42
-----------------------------------------------------------  ---------------    ---------------
Diluted earnings per share                                   $          0.51    $          0.39
-----------------------------------------------------------  ---------------    ---------------
Dividends paid per share                                     $          0.03    $          0.03
-----------------------------------------------------------  ---------------    ---------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data) (unaudited)

                                                                                                            Cumulative
                                                                                                              Other         Total
                                                 Common Stock       Paid-In      Retained    Comprehensive   Treasury  Stockholders'
                                               Shares    Amount   Capital, Net   Earnings    Income (Loss)    Stock         Equity
------------------------------------------- -----------  -------  ------------  -----------  -------------  ----------  ------------

Balance, December 31, 1998                  199,670,376  $ 1,997     $ 598,167  $   679,838       $ 60,655  $  (70,251) $ 1,270,406
Comprehensive income:
  Net income                                                                         82,379                                  82,379
  Other comprehensive income, net of income tax:
     Unrealized losses on securities, net of
       income tax benefit of $18,927                                                               (38,177)                 (38,177)
     Foreign currency translation adjustments                                                           76                       76
                                                                                                  --------              -----------
  Other comprehensive loss                                                                         (38,101)                 (38,101)
                                                                                                                        -----------
Comprehensive income                                                                                                         44,278
Cash dividends - $.03per share                                                       (5,166)                                 (5,166)
Purchases of treasury stock                                                                                    (24,266)     (24,266)
Issuances of common stock                                                  621           20                      2,398        3,039
Exercise of stock options                                              (16,436)                                 24,111        7,675
Common stock issuable under incentive plan                              21,307                                               21,307
Other items, net                                                         1,939                                                1,939
------------------------------------------- -----------  -------     ---------  -----------       --------  ----------  -----------
Balance, March 31, 1999                     199,670,376  $ 1,997     $ 605,598  $   757,071       $ 22,554  $  (68,008) $ 1,319,212
------------------------------------------- -----------  -------     ---------  -----------       --------  ----------  -----------

Balance, December 31, 1999                  199,670,421  $ 1,997     $ 613,590  $ 1,022,296       $(31,262) $  (91,014) $ 1,515,607
Comprehensive income:
  Net income                                                                        106,709                                 106,709
  Other comprehensive income, net of income tax:
     Unrealized losses on securities, net of
       income tax benefit of $509                                                                     (831)                    (831)
     Foreign currency translation adjustments                                                          291                      291
                                                                                                  --------              -----------
         Other comprehensive loss                                                                     (540)                    (540)
                                                                                                                        -----------
Comprehensive income                                                                                                        106,169
Cash dividends - $.03 per share                                                      (5,182)                                 (5,182)
Purchases of treasury stock                                                                                    (72,144)     (72,144)
Issuances of common stock                                               (1,811)                                  5,073        3,262
Exercise of stock options                                              (16,427)                                 17,136          709
Common stock issuable under incentive plan                               2,543                                                2,543
Other items, net                                                           117                                                  117
------------------------------------------- -----------  -------     ---------  -----------       --------  ----------  -----------
Balance, March 31, 2000                     199,670,421  $ 1,997     $ 598,012  $ 1,123,823       $(31,802) $ (140,949) $ 1,551,081
------------------------------------------- -----------  -------     ---------  -----------       --------  ----------  -----------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                      Three Months Ended
                                                                           March 31
-----------------------------------------------------------    ---------------------------------
                                                                    2000               1999
-----------------------------------------------------------    --------------     --------------
Operating Activities:
Net income                                                     $     106,709      $      82,379
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                       126,525             74,586
     Depreciation and amortization, net                               53,434             35,874
     Stock compensation plans                                          2,543             21,307
     Increase in interest receivable                                 (17,330)           (13,267)
     Decrease in accounts receivable from securitizations                106            152,514
     Increase in other assets                                        (21,074)           (70,234)
     Decrease in interest payable                                    (27,967)            (4,136)
     Increase in other liabilities                                    54,776             85,491
-----------------------------------------------------------    --------------     --------------
       Net cash provided by operating activities                     277,722            364,514
-----------------------------------------------------------    --------------     --------------

Investing Activities:
Purchases of securities available for sale                          (136,465)          (349,918)
Proceeds from sales of securities available for sale                 408,858            337,059
Proceeds from maturities of securities available for sale             58,379             25,014
Net increase in consumer loans                                      (322,182)        (1,173,929)
Proceeds from securitizations of consumer loans                      588,576
Recoveries of loans previously charged off                            94,187             25,145
Additions of premises and equipment, net                             (69,640)           (65,614)
-----------------------------------------------------------    --------------     --------------
       Net cash provided by (used for) investing activities          621,713         (1,202,243)
-----------------------------------------------------------    --------------     --------------

Financing Activities:
Net increase in interest-bearing deposits                            312,432            204,183
Net decrease in other borrowings                                    (824,488)          (472,839)
Issuances of senior notes                                                               895,500
Maturities of senior notes                                          (361,767)           (25,000)
Dividends paid                                                        (5,182)            (5,166)
Purchases of treasury stock                                          (72,144)           (24,266)
Net proceeds from issuances of common stock                            3,083              4,792
Proceeds from exercise of stock options                                  709              7,675
-----------------------------------------------------------    --------------     --------------
       Net cash (used for) provided by financing activities         (947,357)           584,879
-----------------------------------------------------------    --------------     --------------
Decrease in cash and cash equivalents                                (47,922)          (252,850)
Cash and cash equivalents at beginning of period                     246,497            300,167
-----------------------------------------------------------    --------------     --------------
Cash and cash equivalents at end of period                     $     198,575      $      47,317
-----------------------------------------------------------    --------------     --------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2000
(in thousands, except per share data) (unaudited)

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

         On April 29, 1999, the Company's Board of Directors approved a three-for-one split of the common stock of the Corporation. The stock split was effected through a 200 percent stock distribution on June 1, 1999 to stockholders of record on May 20, 1999. For periods prior to the effective date of the stock split, outstanding shares and per share data contained in this report have been restated to reflect the impact of the stock split.

Note B:  Significant Accounting Policies

Cash and Cash Equivalents

         Cash paid for interest for the three months ended March 31, 2000 and 1999 was $189,917 and $124,410, respectively. Cash paid for income taxes for the three months ended March 31, 2000 and 1999 was $22 and $11,008, respectively.

Note C:  Recent Accounting Pronouncements

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (together "SFAS 133 as amended") to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 as amended will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 as amended is not expected to have a material effect on the Company's financial position or results of operations.

Note D:  Stock Repurchase

         On February 22, 2000, the Company's Board of Directors approved the repurchase of up to 10,000,000 shares of the Company's common stock over the next two years, in addition to the 1,687,500 shares then remaining under the Company's repurchase programs approved in 1997 and 1998. As of March 31, 2000, the Company had 9,783,900 shares available for repurchase under these programs.

Note E:  Earnings Per Share

         Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options and restricted stock. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

         The following table sets forth the computation of basic and diluted earnings per share.

                                                    Three Months Ended
                                                         March 31
---------------------------------------------  ---------------------------
(shares in thousands)                              2000            1999
---------------------------------------------  -----------     -----------
Numerator:
Net income                                     $   106,709     $    82,379
---------------------------------------------  -----------     -----------
Denominator:
Denominator for basic earnings per share -
   Weighted-average shares                         196,645         197,239
Effect of dilutive securities:
   Stock options                                    12,065          12,752
---------------------------------------------  -----------     -----------
Dilutive potential common shares                    12,065          12,752
Denominator for diluted earnings per share -
   Adjusted weighted-average shares                208,710         209,991
---------------------------------------------  -----------     -----------
Basic earnings per share                       $      0.54     $      0.42
---------------------------------------------  -----------     -----------
Diluted earnings per share                     $      0.51     $      0.39
---------------------------------------------  -----------     -----------

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

         Subsequently, the Bank moved for summary judgement on the two remaining counts and for a ruling that a class cannot be certified in this case. These motions are pending.

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

Note G:  Subsequent Events

         On April 27, 2000, the stockholders of the Company voted to approve an amendment to the Company's restated certificate of incorporation to increase the number of authorized shares of common stock from 300 million to one billion.

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending products (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of March 31, 2000, the Company had 25.3 million accounts and $20.3 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

         Net income for the three months ended March 31, 2000 of $106.7 million, or $.51 per share, compares to net income of $82.4 million, or $.39 per share, for the same period in 1999.

         The increase in net income is primarily a result of an increase in asset and account volumes and rates. Net interest income increased $122.4 million, or 53%, as the net interest margin increased to 12.23% from 10.41% and average earning assets increased by 30%. The provision for loan losses increased $51.9 million, or 70%, as the reported net charge-off rate increased 71 basis points to 3.94% from 3.23% and average reported loans increased 42%. Non-interest income increased $130.4 million, or 25%, primarily as a result of the increase in the average number of accounts of 41%. Marketing expense increased $25.9 million, or 15%, to $201.9 million as the Company continued to invest in existing and new product opportunities. Salaries and associate benefits expense increased $55.6 million, or 31%. The $80.2 million, or 42%, increase in all other non-interest expenses as well as the increase in salaries and associate benefits expense primarily reflected increased staff and the cost of operations to manage the growth in the Company's accounts and products offered. Each component is discussed in further detail in subsequent sections of this analysis.

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

----------------------------------------------------------------------
               TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO
----------------------------------------------------------------------
                                                Three Months Ended
                                                    March 31
----------------------------------------   ---------------------------
(in thousands)                                 2000           1999
----------------------------------------   ------------   ------------

Period-End Balances:
Reported consumer loans                    $  9,449,498   $  7,245,847
Off-balance sheet consumer loans             10,849,992     10,198,391
----------------------------------------   ------------   ------------
Total managed consumer loan portfolio      $ 20,299,490   $ 17,444,238
----------------------------------------   ------------   ------------

Average Balances:
Reported consumer loans                    $  9,704,933   $  6,831,724
Off-balance sheet consumer loans             10,476,440     10,603,806
----------------------------------------   ------------   ------------
Total managed consumer loan portfolio      $ 20,181,373   $ 17,435,530
----------------------------------------   ------------   ------------

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

-----------------------------------------------------------------------------
                     TABLE 2 - OPERATING DATA AND RATIOS
-----------------------------------------------------------------------------
                                                     Three Months Ended
                                                         March 31
----------------------------------------   ----------------------------------
 (dollars in thousands)                          2000              1999
----------------------------------------   ---------------    ---------------

Reported:
 Average earning assets                    $   11,561,128     $    8,878,408
 Net interest margin(1)                             12.23%             10.41%
 Loan yield                                         20.15              19.03
----------------------------------------   ---------------    ---------------

Managed:
 Average earning assets                    $   22,037,568     $   19,482,214
 Net interest margin(1)                             11.23%             10.55%
 Loan yield                                         18.06              17.11
----------------------------------------   ---------------    ---------------

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

         The Company markets its card products to specifically targeted consumer populations. The terms of each card product are actively managed in an effort to maximize return at the consumer level, reflecting the risk and expected performance of the account. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the consumer's performance. In addition, since 1998, the Company has aggressively marketed low non-introductory rate cards to consumers with the best established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited the Company's customers with similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on the Company's pricing strategies.

         By applying its IBS and in response to dynamic competitive pressures, the Company also targets a significant amount of its marketing expense to other credit card product opportunities. Examples of such products include secured cards and other customized card products including affinity and co-branded cards, student cards and other cards targeted to certain markets that are underserved by the Company's competitors. These products do not have a significant, immediate impact on managed loan balances; rather they typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include annual membership fees and higher annual finance charge rates. The profile of the consumers targeted for these products, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the low non-introductory rate products.

         Table 3 provides income statement data and ratios for the Company's managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

---------------------------------------------------------------------------
                     TABLE 3 - MANAGED RISK ADJUSTED REVENUE
---------------------------------------------------------------------------
                                                  Three Months Ended
                                                       March 31
---------------------------------------    --------------------------------
(dollars in thousands)                          2000               1999
---------------------------------------    -------------      -------------

Managed Income Statement:
Net interest income                        $    618,854       $    513,938
Non-interest income                             489,297            357,647
Net charge-offs                                (195,276)          (171,129)
---------------------------------------    -------------      -------------
   Risk adjusted revenue                   $    912,875       $    700,456
---------------------------------------    -------------      -------------

Ratios:(1)
Net interest margin                               11.23%             10.55%
Non-interest income                                8.88               7.34
Net charge-offs                                   (3.54)             (3.51)
---------------------------------------    -------------      -------------
   Risk adjusted margin                           16.57%             14.38%
---------------------------------------    -------------      -------------

(1)  As a percentage of average managed earning assets.


Net Interest Income

         Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which include interest-bearing deposits, other borrowings and borrowings from senior notes.

         Reported net interest income for the three months ended March 31, 2000 was $353.5 million, compared to $231.1 million for the same period in the prior year, representing an increase of $122.4 million, or 53%. Net interest income increased as a result of an increase of 182 basis points in the net interest margin, as well as a 30% increase in average earning assets for the three months ended March 31, 2000, versus the same period in the prior year. The yield on earning assets increased 192 basis points to 17.83% for the three months ended March 31, 2000, from 15.91% for the same period in the prior year. The increase was primarily attributable to the increase of 112 basis points in the yield on consumer loans, along with a higher proportion of average consumer loans as a percentage of average earning assets as compared to the same period in the prior year.

         Managed net interest income increased $104.9 million, or 20%, for the three months ended March 31, 2000, compared to the same period in the prior year as managed average earning assets increased 13% and the managed net interest margin increased 68 basis points to 11.23%. The increase in managed net interest margin principally reflects an increase in the amount of average consumer loans as a percentage of average earning assets, slightly offset by the increased volume and rates of the Company's retail deposits program.

         Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 2000 and 1999.

--------------------------------------------------------------------------------------------------------------------------
                          Table 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
--------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31
------------------------------------- ------------------------------------------------------------------------------------
                                                       2000                                    1999
----------------------------------    --------------------------------------- --------------------------------------------
                                         Average        Income/          Yield/     Average        Income/       Yield/
(dollars in thousands)                   Balance        Expense           Rate      Balance        Expense        Rate
----------------------------------    -------------   -------------   ---------   -------------  -----------   ---------
Assets:
Earning assets
   Consumer loans(1)                  $  9,704,933    $     488,937      20.15%   $  6,831,724      $325,067      19.03%
   Securities available for sale         1,681,537           24,734       5.88       1,876,636        26,222       5.59
   Other                                   174,658            1,776       4.07         170,048         1,782       4.19
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------
Total earning assets                    11,561,128    $     515,447      17.83%      8,878,408      $353,071      15.91%
Cash and due from banks                     91,068                                      11,055
Allowance for loan losses                 (347,000)                                   (239,333)
Premises and equipment, net                496,600                                     273,416
Other                                    1,237,114                                   1,227,854
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------
  Total assets                         $13,038,910                                $ 10,151,400
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------
Liabilities and
   Stockholders' Equity:
Interest-bearing liabilities
   Deposits                           $  3,894,250    $      52,120       5.35%   $  2,101,086      $ 23,942       4.56%
   Other borrowings                      2,504,724           41,454       6.62       1,777,980        25,552       5.75
   Senior and deposit notes              4,019,484           68,376       6.80       4,189,839        72,495       6.92
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------
Total interest-bearing liabilities      10,418,458    $     161,950       6.22%      8,068,905      $121,989       6.05%
Other                                    1,053,551                                     780,966
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------
   Total liabilities                    11,472,009                                   8,849,871
Stockholders' equity                     1,566,901                                   1,301,529
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------
   Total liabilities and
      stockholders' equity             $13,038,910                                $ 10,151,400
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------
Net interest spread                                                      11.61%                                    9.86%
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------
Interest income to
   average earning assets                                                17.83%                                   15.91%
Interest expense to
   average earning assets                                                 5.60                                     5.50
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------
Net interest margin                                                      12.23%                                   10.41%
----------------------------------    ------------    -------------   ---------   ------------   -----------   ---------

(1) Interest income includes past-due fees on loans of approximately $162,775 and $107,148 for the three months ended March 31, 2000 and 1999, respectively.

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

--------------------------------------------------------------------------------
                      TABLE 5 - INTEREST VARIANCE ANALYSIS
--------------------------------------------------------------------------------
                                              Three Months Ended
                                            March 31, 2000 vs. 1999
------------------------------------------------------------------------------
                                    Increase            Change due to(1)
(in thousands)                     (Decrease)       Volume        Yield/Rate
-----------------------------      ----------      ---------      ----------

Interest Income:
Consumer loans                     $163,870        $143,767       $   20,103
Securities available for sale        (1,488)         (8,323)           6,835
Other                                    (6)            199             (205)
-----------------------------      --------        --------       ----------
Total interest income               162,376         115,910           46,466

Interest Expense:
Deposits                             28,178          23,394            4,784
Other borrowings                     15,902          11,599            4,303
Senior and deposit notes             (4,119)         (2,912)          (1,207)
-----------------------------      --------        --------       ----------
Total interest expense               39,961          36,434            3,527
-----------------------------      --------        --------       ----------
Net interest income(1)             $122,415        $ 77,556       $   44,859
-----------------------------      --------        --------       ----------

(1) The change in interest due to both volume and yield/rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

         Servicing and securitizations income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization transactions, as well as gains and losses recognized as a result of the securitization transactions. Servicing and securitizations income decreased $1.2 million to $270.8 million for the three months ended March 31, 2000, from $272.0 million for the same period in the prior year. This decrease was primarily due to the slight decrease in average off-balance sheet consumer loans.

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

Other Non-Interest Income

         Interchange income increased to $43.1 million, or 43%, for the three months ended March 31, 2000, compared to $30.2 million for the same period in the prior year. This increase is primarily attributable to new account growth. Service charges and other fees increased to $341.2 million, or 53%, for the three months ended March 31, 2000, compared to $222.5 million for the same period in the prior year. This increase was due to the increase in average accounts of 41% for the three months ended March 31, 2000, compared to the same period in the prior year, increased fee-generating customer behavior and increased ancillary product sales through the use of IBS.

Non-Interest Expense

         Non-interest expense for the three months ended March 31, 2000 was $709.9 million, an increase of $161.7 million, or 29%, over $548.3 million for the same period in the prior year. Contributing to the increase in non-interest expense was marketing expense which increased $25.9 million, or 15%, to $201.9 million for the three months ended March 31, 2000, from $176.1 million for the same period in the prior year as the Company continued to invest in new product opportunities. Salaries and associate benefits expense increased $55.6 million, or 31%, for the three months ended March 31, 2000, from $179.2 million for the same period in the prior year. All other non-interest expenses increased $80.2 million, or 42%, to $273.1 million for the three months ended March 31, 2000, from $193.0 million for the same period in the prior year. The Company's continued expansion into new product and geographic markets resulted in an increase in staff and other operational costs associated with the Company's growth and was necessary to support the 41% increase in the average number of accounts.

Income Taxes

         The Company's income tax rate was 38% for the three months ended March 31, 2000 and 1999 and includes both state and federal income tax components.

Asset Quality

         The asset quality of a portfolio is generally a function of the initial underwriting criteria used, seasoning of the accounts, levels of competition, account management activities and demographic concentration, as well as general economic conditions. The seasoning of the accounts is also an important factor as accounts tend to exhibit a rising trend of delinquency and credit losses as they season.

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

----------------------------------------------------------------------------------------------
                              TABLE 6 - DELINQUENCIES
----------------------------------------------------------------------------------------------
                                                           March 31
--------------------------   -----------------------------------------------------------------
                                           2000                                1999
--------------------------   -------------------------------   -------------------------------
                                                    % of                             % of
(dollars in thousands)           Loans          Total Loans          Loans        Total Loans
--------------------------   --------------   --------------   --------------   --------------
Reported:
Loans outstanding            $    9,449,498       100.00%      $    7,245,847       100.00%
Loans delinquent:
 30-59 days                         218,967         2.32              152,503         2.10
 60-89 days                         148,925         1.57               80,479         1.11
 90 or more days                    247,463         2.62              119,363         1.65
--------------------------   --------------   --------------   --------------   --------------
Total                        $      615,355         6.51%      $      352,345         4.86%
--------------------------   --------------   --------------   --------------   --------------

Managed:
Loans outstanding            $   20,299,490       100.00%      $   17,444,238       100.00%
Loans delinquent:
 30-59 days                         377,320         1.86              325,762         1.87
 60-89 days                         250,595         1.24              176,479         1.01
 90 or more days                    438,929         2.16              292,564         1.68
--------------------------   --------------   --------------   --------------   --------------
Total                        $    1,066,844         5.26%      $      794,805         4.56%
--------------------------   --------------   --------------   --------------   --------------

         The 30-plus day delinquency rate for the reported consumer loan portfolio was 6.51% as of March 31, 2000, up 165 basis points from 4.86% as of March 31, 1999, and up 59 basis points from 5.92% as of December 31, 1999. The 30-plus day delinquency rate for the managed consumer loan portfolio was 5.26% as of March 31, 2000, up 70 basis points from 4.56% as of March 31, 1999 and up 3 basis points from 5.23% as of December 31, 1999. Both the reported and managed consumer loan delinquency rate increases as of March 31, 2000, principally reflected more seasoned accounts.

Net Charge-Offs

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

------------------------------------------------------------------------------------------------
                                 TABLE 7 - NET CHARGE-OFFS
------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                              March 31
------------------------------------------------------------------------------------------------
(dollars in thousands)                                              2000                1999
------------------------------------------------------------    -------------      -------------
Reported:
Average loans outstanding                                       $  9,704,933       $  6,831,724
Net charge-offs                                                       95,669             55,250
Net charge-offs as a percentage of average loans outstanding            3.94%              3.23%
------------------------------------------------------------    -------------      -------------

Managed:
Average loans outstanding                                       $ 20,181,373       $ 17,435,530
Net charge-offs                                                      195,276            171,129
Net charge-offs as a percentage of average loans outstanding            3.87%              3.93%
------------------------------------------------------------    -------------      -------------

         Net charge-offs of managed loans increased $24.1 million, or 14%, while average managed consumer loans grew 16% for the three months ended March 31, 2000, from the same period in the prior year. For the three months ended March 31, 2000, the Company's managed net charge-offs as a percentage of average managed loans were 3.87%, compared to 3.93% for the same period in the prior year. The increase in the reported net charge-off rate was the result of variations in the mix of the reported consumer loan portfolio.

Provision and Allowance for Loan Losses

         The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable future losses, net of recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that the allowance for loan losses is adequate to cover anticipated losses in the reported homogeneous consumer loan portfolio under current conditions. There can be no assurance as to future credit losses that may be incurred in connection with the Company's consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the entire reported homogeneous consumer loan portfolio, including the Company's international portfolio which to date has performed with relatively lower loss and delinquency rates than the overall portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; historical trends in loan volume; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; credit evaluations and underwriting policies.

         Table 8 sets forth the  activity in the  allowance  for loan losses for
the  periods   indicated.   See  "Asset  Quality,"   "Delinquencies"   and  "Net
Charge-Offs" for a more complete analysis of asset quality.

----------------------------------------------------------------------------
                 TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------
                                                        Three Months Ended
                                                            March 31
------------------------------------------------    ----------    ----------
(dollars in thousands)                                 2000          1999
------------------------------------------------    ----------    ----------

Balance at beginning of period                      $ 342,000     $ 231,000
Provision for loan losses                             126,525        74,586
Other                                                    (856)          664
Charge-offs                                          (147,654)      (80,395)
Recoveries                                             51,985        25,145
------------------------------------------------    ----------    ----------
Net charge-offs                                       (95,669)      (55,250)
------------------------------------------------    ----------    ----------
Balance at end of period                            $ 372,000     $ 251,000
------------------------------------------------    ----------    ----------
Allowance for loan losses to loans at period-end         3.94%         3.46%
------------------------------------------------    ----------    ----------

         For the three months ended March 31, 2000, the provision for loan losses increased to $126.5 million, or 70%, as the reported charge-off rate increased to 3.94% from 3.23% for the comparable period in the prior year. The allowance for loan losses as a percentage of reported consumer loans increased to 3.94% as of March 31, 2000, from 3.46% as of March 31, 1999. For the three months ended March 31, 2000, the Company increased the allowance for loan losses by $30.0 million primarily due to the growth in reported loans and increased delinquencies.

Funding

         The Company has established access to a wide range of domestic funding alternatives, in addition to securitization of its consumer loans. The Company primarily issues senior unsecured debt of the Bank through its $8.0 billion bank note program, of which $3.3 billion was outstanding as of March 31, 2000, with original terms of one to ten years.

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

         The Company has significantly expanded its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including the Internet, as well as to develop customized account management programs. As of March 31, 2000, the Company had $4.1 billion in interest-bearing deposits, with maturities up to ten years.

         Table  9  shows  the   maturities   of   certificates   of  deposit  in
denominations of $100,000 or greater (large denomination CDs) as of March 31, 2000.

----------------------------------------------------------------------------
    TABLE 9 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE
----------------------------------------------------------------------------
                                            March 31, 2000
---------------------------------------------------------------
(dollars in thousands)               Balance            Percent
------------------------------    ------------         --------

Three months or less              $    240,319           19.79%
Over 3 through 6 months                198,780           16.37
Over 6 through 12 months               172,052           14.16
Over 12 months through 5 years         603,368           49.68
-----------------------------     ------------         --------
Total                             $  1,214,519          100.00%
------------------------------    ------------         --------

         The Company's other borrowings portfolio consists of $1.2 billion in borrowings maturing within one year and $782.4 million in borrowings maturing after one year.

         Table 10 shows the Company's unsecured funding availability and outstandings as of March 31, 2000.

----------------------------------------------------------------------------------------------------------------
                                                                    TABLE 10 - FUNDING AVAILABILITY
----------------------------------------------------------------------------------------------------------------
                                                                          March 31, 2000
-------------------------------------------        ------------  ---------------  --------------  --------------
                                                    Effective/                                        Final
(dollars or dollar equivalents in millions)         Issue Date   Availability(1)    Outstanding     Maturity(4)
-------------------------------------------        ------------  ---------------  --------------  --------------
Domestic revolving credit facility                      5/99          $1,200                             5/03
UK/Canada revolving credit facility                     8/97             350                             8/00
Senior bank note program(2)                             4/97           8,000          $3,265             -
Non-U.S. bank note program                             10/97           1,000               5             -
Corporation Shelf Registration                          7/98           1,550             549             -
Capital securities(3)                                   1/97             100              98             2/27
----------------------------------------------------------------------------------------------------------------

(1)  All  funding  sources  are  revolving  except  for  the  Corporation  Shelf
     Registration and the floating rate junior subordinated capital income securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2) Includes availability to issue up to $200 million of subordinated bank notes, none outstanding as of March 31, 2000.
(3) Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
(4)  Maturity date refers to the date the facility terminates, where applicable.

         In May 1999, the Company entered into a four-year, $1,200,000 unsecured revolving credit arrangement (the "Credit Facility"). The Credit Facility is comprised of two tranches: a $810,000 Tranche A facility available to the Bank and the Savings Bank, including an option for up to $250,000 in multicurrency availability, and a $390,000 Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $150,000 in multicurrency availability. Each tranche under the facility is structured as a four-year commitment and is available for general corporate purposes. All borrowings under the Credit Facility are based on varying terms of LIBOR. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings which are due and payable by the Savings Bank but have not been paid. Any borrowings under the Credit Facility will mature on May 24, 2003; however, the final maturity of each tranche may be extended for three additional one-year periods with the lenders' consent.

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

         The Corporation has three shelf registration statements under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities, consisting of debentures, notes and/or other unsecured evidences,
(ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The amount of securities registered is limited to a $1.6 billion aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as shall be designated by the Corporation. At March 31, 2000, the Corporation had existing unsecured senior debt outstanding under the shelf registrations of $550 million including $125 million maturing in 2003, $225 million maturing in 2006, and $200 million maturing in 2008.

Liquidity

         Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets, gathering deposits and through issuing debt. As discussed in "Managed Consumer Loan Portfolio," a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 2000 to 2008 and typically have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding.

         As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of March 31, 2000, the Company held $1.6 billion in such securities.

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

         The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of March 31, 2000, there are no conditions or events since the notifications discussed above that management believes have changed either the Bank or the Savings Bank's capital category.

---------------------------------------------------------------------------------------------------------
                      TABLE 11 - REGULATORY CAPITAL RATIOS
---------------------------------------------------------------------------------------------------------
                                                                         To Be "Well-Capitalized" Under
                                                 Minimum for Capital        Prompt Corrective Action
                                 Ratios           Adequacy Purposes                Provisions
------------------------------------------- --------------------------- ---------------------------------
March 31, 2000
Capital One Bank
 Tier 1 Capital                  11.36%                 4.00%                        6.00%
 Total Capital                   13.94                  8.00                        10.00
 Tier 1 Leverage                 10.71                  4.00                         5.00

Capital One, F.S.B.(1)
 Tier 1 Capital                  10.66%                 4.00%                        6.00%
 Total Capital                   12.28                  8.00                        10.00
 Tier 1 Leverage                  8.61                  4.00                         5.00
------------------------------------------- --------------------------- ---------------------------------

March 31, 1999
Capital One Bank
 Tier 1 Capital                  10.30%                 4.00%                        6.00%
 Total Capital                   13.03                  8.00                        10.00
 Tier 1 Leverage                 10.18                  4.00                         5.00

Capital One, F.S.B.(1)
 Tier 1 Capital                   9.75%                 4.00%                        6.00%
 Total Capital                   12.00                 12.00                        10.00
 Tier 1 Leverage                  9.75                  8.00                         5.00
------------------------------------------- --------------------------- ---------------------------------

(1) Before June 30, 1999, the Savings Bank was subject to capital requirements that exceed minimum capital adequacy requirements, including the requirement to maintain a minimum Tier 1 Leverage/Core Capital ratio of 8% and a Total Capital ratio of 12%.

         During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of March 31, 2000, the Company's Tier 1 Leverage ratio was 12.42%.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of March 31, 2000, retained earnings of the Bank and the savings bank of $293.0 million and $101.4 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the regulators.

Off-Balance Sheet Risk

         The Company is subject to off-balance sheet risk in the normal course of business through commitments to extend credit, securitization transactions and off-balance sheet financial instruments. The Company enters into interest rate swap agreements in the management of its interest rate exposure. The
Company also enters into forward foreign currency exchange contracts and currency swaps to reduce its sensitivity to changing foreign currency exchange rates. These off-balance sheet financial instruments involve elements of credit, interest rate or foreign currency exchange rate risk in excess of the amount recognized on the balance sheet. These instruments also present the Company with certain credit, market, legal and operational risks. The Company has established credit policies for off-balance sheet instruments as it has for on-balance sheet instruments.

Interest Rate Sensitivity

         Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. To the extent that managed interest income and expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings could be affected. The Company's managed net interest income is affected by changes in short-term interest rates, primarily the London InterBank Offering Rate, as a result of its issuance of interest-bearing deposits, variable rate loans and variable rate securitizations. The Company manages and mitigates its interest rate sensitivity through several techniques that include, but are not limited to, changing the maturity, repricing and distribution of assets and liabilities and entering into interest rate swaps.

         The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 3% below the mean managed net interest income of the distribution. As of March 31, 2000, the Company was in compliance with the policy; more than 99% of the outcomes generated by the model produced a managed net interest income of no more than 0.25% below the mean outcome. The interest rate scenarios evaluated as of March 31, 2000, included scenarios in which short-term interest rates rose by as much as 450 basis points or fell by as much as 250 basis points over twelve months.

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

Business Outlook

Earnings, Goals and Strategies
         This business outlook section summarizes the Company's expectations for earnings for the year ending December 31, 2000, and its primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain statements are forward looking and, therefore, actual results could differ materially. Factors which could materially influence results are set forth throughout this section and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Part I, Item 1, Risk Factors).

         The Company has set targets, dependent on the factors set forth below, to achieve a 25% return on equity in 2000 and to increase its earnings per share in 2000 by approximately 30% over 1999 earnings per share. As discussed elsewhere in this report and below, the Company's actual earnings are a function of its revenues (net interest income and non-interest income on its earning assets), consumer usage and payment patterns, credit quality of its earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

Product and Market Opportunities

         The Company's strategy for future growth has been, and is expected to continue to be, to apply its proprietary IBS to its lending business as well as to other businesses, both financial and non-financial, including telecommunications and Internet services. The Company will seek to identify new product opportunities and to make informed investment decisions regarding new and existing products. The Company's lending and other financial and non-financial products are subject to competitive pressures, which management anticipates will increase as these markets mature.

Lending

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

International Expansion

         The Company has expanded its existing operations outside of the United States and has experienced growth in the number of accounts and loan balances in its international business. To date, the Company's principal operations outside of the United States have been in the United Kingdom, with additional operations in Canada. To support the continued growth of its United Kingdom business and any future business in Europe, the Company opened a new operations center in Nottingham, England in July 1998 and expanded it in early 1999. The Company anticipates entering and doing business in additional countries from time to time as opportunities arise.

Internet Services and Products

         The Company's Internet services include account decisioning, real-time account numbering, retail deposit-taking and account servicing. The Company expects to expand its origination and servicing of products on the Internet, provided that it can continue to limit fraud and safeguard its customers' privacy.

Telecommunications

         The Company markets telecommunications services through its subsidiary America One Communications, Inc. ("America One"). The Company is testing various wireless products and services and expects to focus on underserved markets.

         The Company will continue to apply its IBS in an effort to balance the mix of credit card products with other financial and non-financial products and services to optimize profitability within the context of acceptable risk. The Company's growth through expansion and product diversification will be affected by the ability to internally build or acquire the necessary operational and organizational infrastructure, recruit experienced personnel, fund these new businesses and manage expenses. Although management believes it has the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that the Company's results of operations and financial condition in the future will reflect its historical financial performance.

Marketing Investment

         The Company expects its 2000 marketing expenses to exceed 1999's expense level, as the Company continues to invest in its various credit card products and services, brand management and other financial and non-financial products and services. The Company cautions, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As the Company's portfolio continues to grow, generating balances and accounts to offset attrition requires increasing amounts of marketing. Intense competition in the credit card market has resulted in a decrease in credit card response rates and has reduced the productivity of marketing dollars invested in that line of business. In addition, the cost to acquire new accounts varies across product lines and is expected to rise as the Company moves beyond the domestic card business. With competition affecting the profitability of traditional introductory rate card products, the Company has been allocating, and expects to continue to allocate, a greater portion of its marketing expense to other customized credit card products and other financial and non-financial products. For example, the cost to acquire an America One wireless account traditionally has included the cost of providing a free phone to the customer, and consequently has been substantially more than the cost to acquire a credit card account. The Company intends to continue a flexible approach in its allocation of marketing expenses. The Company is also developing a brand marketing strategy to supplement current strategies. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit and wireless service industries, general economic conditions affecting consumer credit performance, the asset quality of the Company's portfolio and the identification of market opportunities across product lines that exceed the Company's targeted rates of return on investment.

         The amount of marketing expense allocated to various products or businesses will influence the characteristics of the Company's portfolio as various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. The Company currently expects continued strong account growth and loan growth in 2000. Actual growth, however, may vary significantly depending on the Company's actual product mix and the level of attrition on the Company's managed portfolio, which is primarily affected by competitive pressures.

Impact of Delinquencies, Charge-Offs and Attrition

         The Company's earnings are particularly sensitive to delinquencies and charge-offs on the Company's portfolio and to the level of attrition due to competition in the credit card industry. As delinquency levels fluctuate, the resulting amount of past due and overlimit fees, which are significant sources of revenue for the Company, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. Delinquencies and net charge-offs are impacted by general economic trends in consumer credit performance, including bankruptcies, the degree of seasoning of the Company's portfolio and the product mix.

         As of March 31, 2000, the Company had the lowest net charge-off rate among the top ten credit card issuers in the United States. However, management expects delinquencies to increase moderately through 2000 and that, as a result, charge-offs will also increase in 2000. Management cautions that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, declined in 1999 but remains very high. Competition can affect the Company's earnings by increasing attrition of the Company's outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract more profitable customers.

Cautionary Factors

         The Company's strategies and objectives outlined above, and the other forward-looking statements contained in this section, involve a number of risks and uncertainties. The Company cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with the Company's businesses; with respect to financial and other products, changes in the Company's aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses made by the Company and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); the ability of the Company to continue to securitize its credit cards and consumer loans and to otherwise access the capital markets at attractive rates and terms to fund its operations and future growth; difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services or expansion internationally; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general, including the flexibility of financial services companies to obtain, use and share consumer data; the amount of, and rate of growth in, the Company's expenses (including salaries and associate benefits and marketing expenses) as the Company's business develops or changes or as it expands into new market areas; the availability of capital necessary to fund the Company's new businesses; the ability of the Company to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally; the ability of the Company to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the Company's SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 1999 (Part I, Item 1, Risk Factors).

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

(a) The 2000 Annual Meeting of Stockholders was held April 27, 2000. (b) The following directors were elected at such meeting:

                                    Richard D. Fairbank
                                    Stanley I. Westreich

The following  directors  will also continue in their office after such meeting:

                                    Nigel W. Morris
                                    W. Ronald Dietz
                                    James A. Flick, Jr.
                                    Patrick W. Gross
                                    James V. Kimsey


(c) The following matters were voted upon at such meeting:

Election of Directors               Votes For                     Votes Withheld

Richard D. Fairbank                 163,967,366                   1,583,173
Stanley I. Westreich                163,928,148                   1,622,391

Item                                Votes For      Votes Against  Abstain

Approval of amendment to
Capital One's restated certificate
of incorporation to increase the
number of authorized shares of
common stock from 300 million
to one billion                      114,459,885    50,286,001     804,653

Ratification of the selection of
Ernst & Young LLP as independent
auditors of the Company for 2000    164,603,756    418,561        528,222

                  No other matter was voted upon at such meeting.


Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits:  None

(b) Reports on Form 8-K:
                  The Company filed a Current Report on Form 8-K, dated January 18, 2000, Commission File No. 1-13300, enclosing its press release dated January 18, 2000.

                  The Company filed a Current Report on Form 8-K, dated February 23, 2000, Commission File No. 1-13300, enclosing its press release dated February 23, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAPITAL ONE FINANCIAL CORPORATION
                                  (Registrant)


Date:  May 15, 2000                            /s/ David M. Willey
                                               ------------------------------

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