Form 10-Q
period 2000-06-30
CAPITAL ONE FINANCIAL CORP
filed 2000-08-14
CIK 927628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT OF 1934
         For the transition period from _________ to _________.


                         Commission file number 1-13300


                        CAPITAL ONE FINANCIAL CORPORATION
-------------------------------------------------------------------------------
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


                                (Not Applicable)
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 2000 there were 196,214,267 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        CAPITAL ONE FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------


                                  June 30, 2000

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements (unaudited):
                           Condensed Consolidated Balance Sheets...............3
                           Condensed Consolidated Statements of Income.........4
                           Condensed Consolidated Statements of Changes
                              in Stockholders' Equity..........................5
                           Condensed Consolidated Statements of
                              Cash Flows.......................................6
                           Notes to Condensed Consolidated Financial
                              Statements.......................................7

          Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results
                           of Operations......................................10

PART II.  OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K........................28

                      Signatures..............................................28

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)(unaudited)

                                                                       June 30           December 31
                                                                         2000                1999
------------------------------------------------------------------ ---------------      --------------
Assets:
Cash and due from banks                                             $      100,999      $      134,065
Federal funds sold and resale agreements                                    10,000
Interest-bearing deposits at other banks                                    78,226             112,432
------------------------------------------------------------------  --------------      --------------
   Cash and cash equivalents                                               189,225             246,497
Securities available for sale                                            1,507,770           1,856,421
Consumer loans                                                          11,382,780           9,913,549
   Less:  Allowance for loan losses                                       (407,000)           (342,000)
------------------------------------------------------------------  --------------      --------------
Net loans                                                               10,975,780           9,571,549
Premises and equipment, net                                                545,262             470,732
Interest receivable                                                         51,799              64,637
Accounts receivable from securitizations                                 1,302,424             661,922
Other                                                                      554,631             464,685
------------------------------------------------------------------  --------------      --------------
   Total assets                                                     $   15,126,891      $   13,336,443
------------------------------------------------------------------  --------------      --------------

Liabilities:
Interest-bearing deposits                                           $    5,288,927      $    3,783,809
Other borrowings                                                         2,773,050           2,780,466
Senior notes                                                             4,176,394           4,180,548
Interest payable                                                            96,493             116,405
Other                                                                    1,146,451             959,608
------------------------------------------------------------------  --------------      --------------
   Total liabilities                                                    13,481,315          11,820,836

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized
   50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
   1,000,000,000 and 300,000,000 shares, and 199,670,421
   issued as of June 30, 2000 and December 31, 1999, respectively            1,997               1,997
Paid-in capital, net                                                       578,915             613,590
Retained earnings                                                        1,231,193           1,022,296
Cumulative other comprehensive loss                                        (33,823)            (31,262)
   Less: Treasury stock, at cost; 3,649,375 and 2,624,006
         shares as of June 30, 2000 and December 31, 1999,
         respectively                                                     (132,706)            (91,014)
------------------------------------------------------------------  --------------      --------------
   Total stockholders' equity                                            1,645,576           1,515,607
------------------------------------------------------------------    -------------      -------------

   Total liabilities and stockholders' equity                       $   15,126,891      $   13,336,443
------------------------------------------------------------------  --------------      --------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                           Three Months Ended            Six Months Ended
                                                                June 30                      June 30
----------------------------------------------------   ------------------------     --------------------------
                                                           2000          1999          2000             1999
----------------------------------------------------   ----------     ---------     -----------    -----------

Interest Income:
Consumer loans, including fees                         $  511,886    $  353,193    $ 1,000,823    $    678,260
Securities available for sale                              22,845        23,522         47,579          49,745
Other                                                       1,776         1,058          3,552           2,839
----------------------------------------------------   ----------    ----------    -----------    ------------
  Total interest income                                   536,507       377,773      1,051,954         730,844

Interest Expense:
Deposits                                                   63,619        26,438        115,739          50,380
Other borrowings                                           46,914        21,196         88,368          46,748
Senior notes                                               62,016        80,654        130,392         153,149
----------------------------------------------------   ----------    ----------    -----------    ------------
  Total interest expense                                  172,549       128,288        334,499         250,277
----------------------------------------------------   ----------    ----------    -----------    ------------
Net interest income                                       363,958       249,485        717,455         480,567
Provision for loan losses                                 151,010        74,301        277,535         148,887
----------------------------------------------------   ----------    ----------    -----------    ------------
Net interest income after provision for loan losses       212,948       175,184        439,920         331,680

Non-Interest Income:
Servicing and securitizations                             282,640       293,606        553,398         565,560
Service charges and other fees                            374,706       244,874        715,938         467,327
Interchange                                                53,461        33,567         96,531          63,786
----------------------------------------------------   ----------    ----------    -----------    ------------
  Total non-interest income                               710,807       572,047      1,365,867       1,096,673

Non-Interest Expense:
Salaries and associate benefits                           236,618       194,461        471,454         373,655
Marketing                                                 211,560       178,242        413,498         354,330
Communications and data processing                         72,933        62,478        143,755         120,550
Supplies and equipment                                     58,167        42,303        110,441          79,007
Occupancy                                                  27,250        16,381         52,542          30,295
Other                                                     135,736       112,272        260,494         196,553
----------------------------------------------------   ----------    ----------    -----------    ------------
  Total non-interest expense                              742,264       606,137      1,452,184       1,154,390
----------------------------------------------------   ----------    ----------    -----------    ------------
Income before income taxes                                181,491       141,094        353,603         273,963
Income taxes                                               68,966        53,616        134,369         104,106
----------------------------------------------------   ----------    ----------    -----------    ------------
Net income                                             $  112,525    $   87,478    $   219,234    $    169,857
----------------------------------------------------   ----------    ----------    -----------    ------------
Basic earnings per share                               $     0.57    $     0.44    $      1.11    $       0.86
----------------------------------------------------   ----------    ----------    -----------    ------------
Diluted earnings per share                             $     0.54    $     0.41    $      1.05    $       0.80
----------------------------------------------------   ----------    ----------    -----------    ------------
Dividends paid per share                               $     0.03    $     0.03    $      0.05    $       0.05
----------------------------------------------------   ----------    ----------    -----------    ------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)

                                                                                           Cumulative
                                                                                              Other                       Total
                                                Common Stock      Paid-In      Retained   Comprehensive   Treasury    Stockholders'
                                              Shares    Amount  Capital, Net   Earnings   Income (Loss)     Stock        Equity
------------------------------------------- ----------- ------  -----------  -----------  ------------   ---------    -------------

Balance, December 31, 1998                  199,670,376 $1,997   $  598,167   $  679,838  $   60,655     $ (70,251)   $   1,270,406

Comprehensive income:
  Net income                                                                     169,857                                    169,857
  Other comprehensive income, net of income tax:
   Unrealized losses on securities, net of income
    tax benefit of $31,048                                                                   (50,657)                       (50,657)
   Foreign currency translation adjustments                                                    2,720                          2,720
                                                                                          ----------                   ------------
  Other comprehensive income                                                                 (47,937)                       (47,937)
                                                                                                                       ------------
Comprehensive income                                                                                                        121,920
Cash dividends - $.0533 per share                                                (10,328)                                   (10,328)
Purchases of treasury stock                                                                                (53,410)         (53,410)
Issuances of common stock                            45               1,311           20                     2,002            3,333
Exercise of stock options                                           (21,215)                                43,697           22,482
Common stock issuable under incentive plan                           46,372                                                  46,372
Other items, net                                                      2,161                                                   2,161
------------------------------------------  ----------- ------   ----------   ----------  ----------     ---------    -------------
Balance, June 30, 1999                      199,670,421 $1,997   $  626,796   $  839,387  $   12,718     $ (77,962)   $   1,402,936
-----------------------------------------   ----------- ------   ----------   ----------  ----------     ---------    -------------

Balance, December 31, 1999                  199,670,421 $1,997   $  613,590   $1,022,296   $(31,262)     $ (91,014)   $   1,515,607

Comprehensive income:
  Net income                                                                     219,234                                    219,234
  Other comprehensive income, net of income tax:
   Unrealized losses on securities, net of income
    tax benefit of $981                                                                       (1,601)                        (1,601)
   Foreign currency translation adjustments                                                     (960)                          (960)
                                                                                          ----------                  -------------
  Other comprehensive income                                                                  (2,561)                        (2,561)
                                                                                                                      -------------
Comprehensive income                                                                                                        216,673
Cash dividends - $.0533 per share                                                (10,337)                                   (10,337)
Purchases of treasury stock                                                                                (99,486)         (99,486)
Issuances of common stock                                            (1,299)                                 9,347            8,048
Exercise of stock options                                           (41,245)                                48,447            7,202
Common stock issuable under incentive plan                            5,083                                                   5,083
Other items, net                                                      2,786                                                   2,786
-----------------------------------------   ----------- ------   ----------   ----------  ----------     ---------   --------------
Balance, June 30, 2000                      199,670,421 $1,997  $   578,915   $1,231,193  $  (33,823)    $(132,706)  $    1,645,576
----------------------------------------    ----------- ------   ----------   ----------  ----------     ---------   --------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                       Six Months Ended
                                                                            June 30
------------------------------------------------------------  --------------------------------
                                                                   2000              1999
------------------------------------------------------------  -------------    ---------------

Operating Activities:
Net income                                                    $     219,234     $     169,857
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                      277,535           148,887
     Depreciation and amortization, net                              55,843            76,294
     Stock compensation plans                                         5,083            46,372
     Decrease (increase) in interest receivable                      12,838            (7,941)
     Increase in accounts receivable from   securitizations        (642,973)         (102,057)
     Increase in other assets                                       (96,846)         (120,326)
     (Decrease) increase in interest payable                        (19,912)            9,513
     Increase in other liabilities                                  186,843            91,619
------------------------------------------------------------  -------------     -------------
       Net cash (used in) provided by operating activities           (2,355)          312,218
------------------------------------------------------------  -------------     -------------

Investing Activities:
Purchases of securities available for sale                         (150,062)         (455,572)
Proceeds from maturities of securities available for sale            66,423           141,207
Proceeds from sales of securities available for sale                432,046           462,071
Proceeds from securitization of consumer loans                      616,511         1,225,043
Net increase in consumer loans                                   (2,412,433)       (2,676,109)
Recoveries of loans previously charged off                          106,811            55,967
Additions of premises and equipment, net                           (115,079)         (157,732)
------------------------------------------------------------  -------------     -------------
       Net cash used in investing activities                     (1,455,783)       (1,405,125)
------------------------------------------------------------  -------------     -------------

Financing Activities:
Net increase in interest-bearing deposits                         1,505,118           414,954
Net decrease in other borrowings                                     (7,416)         (287,905)
Issuances of senior notes                                           994,176         1,120,059
Payments of senior notes                                           (998,638)         (320,000)
Dividends paid                                                      (10,337)          (10,328)
Purchases of treasury stock                                         (99,486)          (53,410)
Net proceeds from issuances of common stock                          10,247             5,086
Proceeds from exercise of stock options                               7,202            22,482
------------------------------------------------------------  -------------     -------------
       Net cash provided by financing activities                  1,400,866           890,938
------------------------------------------------------------  -------------     -------------
Decrease in cash and cash equivalents                               (57,272)         (201,969)
Cash and cash equivalents at beginning of period                    246,497           300,167
------------------------------------------------------------  -------------     -------------
Cash and cash equivalents at end of period                    $     189,225     $      98,198
------------------------------------------------------------  -------------     -------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2000
(in thousands, except per share data) (unaudited)

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

Note B:  Significant Accounting Policies

Cash and Cash Equivalents

         Cash paid for interest for the six months ended June 30, 2000 and 1999 was $354,411 and $237,337, respectively. Cash paid for income taxes for the six months ended June 30, 2000 and 1999 was $152,500 and $136,510, respectively.

Note C:  Recent Accounting Pronouncement

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 138, SFAS No. 137 and SFAS No. 133 (all together "SFAS 133 as amended") will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 as amended is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as amended is not expected to have a material effect on the Company's financial position or results of operations.

Note D:  Borrowings

         In June 2000, the Bank entered into a Senior and Subordinated Global Bank Note Program, from which it may issue and sell up to a maximum of U.S. $5,000,000 aggregate principal amount (or the equivalent thereof in other currencies) of senior global bank notes and subordinated global bank notes with maturities from 30 days to 30 years. This Global Bank Note Program must be renewed annually. As of June 30, 2000, the Bank had issued and outstanding $200,000 in floating rate and $800,000 in fixed rate senior global bank notes with maturities of three and five years, respectively.

Note E:  Comprehensive Income

         Comprehensive income for the three months ended June 30, 2000 and 1999 was as follows:
                                        Three Months Ended
                                              June 30
----------------------------   -------------------------------------
                                     2000                  1999
----------------------------   ----------------     ----------------
Comprehensive Income:
Net income                     $        112,525     $         87,478
Other comprehensive income               (2,021)              (9,836)
----------------------------   ----------------     ----------------
Total comprehensive income     $        110,504     $         77,642
----------------------------   ----------------     ----------------

Note F:  Associate Stock Plan

         In May 2000, the Company's Board of Directors approved a stock options grant to certain members of the Company's management. This grant was composed of 1,690,380 options to all managers, excluding the Company's Chief Executive Officer and Chief Operating Officer, at the fair market value on the date of grant. All options under this grant will vest ratably over three years.

Note G:  Earnings Per Share

         Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended           Six Months Ended
                                                             June 30                      June 30
------------------------------------------------    ------------------------    -------------------------
(shares in thousands)                                   2000          1999          2000          1999
------------------------------------------------    ----------    ----------    -----------   -----------

Numerator:
Net income                                          $  112,525    $   87,478    $  219,234    $   169,857
Denominator:
Denominator for basic earnings per share -
    Weighted-average shares                            196,012       197,642       196,328        197,632

Effect of dilutive securities:
    Stock options                                       12,621        13,857        12,343         13,495

Denominator for diluted earnings per share -
    Adjusted weighted-average shares                   208,633       211,499       208,671        211,127
------------------------------------------------    ----------    ----------    ----------    -----------
Basic earnings per share                            $     0.57    $     0.44    $     1.11    $      0.86
------------------------------------------------    ----------    ----------    ----------    -----------
Diluted earnings per share                          $     0.54    $     0.41    $     1.05    $      0.80
------------------------------------------------    ----------    ----------    ----------    -----------

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

         Subsequently, the Bank moved for summary judgement on the two remaining counts and for a ruling that a class cannot be certified in this case. The motion for summary judgement was granted in favor of the Bank on both counts, but the plaintiffs were granted leave to amend the complaint.

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

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending products (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of June 30, 2000, the Company had 27.1 million customers and $21.9 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

         Net income for the three months ended June 30, 2000 of $112.5 million, or $.54 per share, compares to net income of $87.5 million, or $.41 per share, for the same period in 1999. The increase in net income is primarily a result of an increase in asset and account volumes and rates. Net interest income increased $114.5 million, or 46%, as the net interest margin increased to 12.45% from 10.80% and average earning assets increased by 27%. The provision for loan losses increased $76.7 million, or 103%, and average reported loans increased by 35%. Non-interest income increased $138.8 million, or 24%, primarily as a result of an increase in average accounts of 40% and an increase in the frequency of certain fees charged due to increased purchase volume. Marketing expense increased $33.3 million, or 19%, to $211.6 million as the Company continues to invest in new product opportunities. Salaries and associate benefits expense increased $42.2 million, or 22%. The $60.6 million, or 26%, increase in all other non-interest expenses as well as the increase in salaries and associate benefits expense primarily reflected increased staff, the cost of operations and the building of infrastructure to manage the growth in accounts and new product opportunities. Each component is discussed in further detail in subsequent sections of this analysis.

         Net income for the six months ended June 30, 2000 was $219.2 million, or $1.05 per share, compared to $169.9 million, or $.80 per share, for the same period in 1999. This 29% increase in net income primarily reflected the increases in asset and account volumes accompanied by an increase in net interest margin as discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

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

------------------------------------------------------------------------------
                  Table 1 - Managed Consumer Loan Portfolio
------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           June 30
----------------------------------------------  ------------------------------
(in thousands)                                      2000              1999
----------------------------------------------  -------------   --------------

Period-End Balances:
Reported consumer loans                         $  11,382,780   $    7,426,974
Off-balance sheet consumer loans                   10,499,775       10,433,163
----------------------------------------------  -------------   --------------
Total managed consumer loan portfolio           $  21,882,555   $   17,860,137
----------------------------------------------  -------------   --------------

Average Balances:
Reported consumer loans                         $  10,028,330   $    7,406,257
Off-balance sheet consumer loans                   10,886,795       10,191,314
----------------------------------------------  -------------   --------------
Total average managed consumer loan portfolio   $  20,915,125   $   17,597,571
----------------------------------------------  -------------   --------------

                                                       Six Months Ended
                                                            June 30
----------------------------------------------  ------------------------------
(in thousands)                                      2000              1999
----------------------------------------------  -------------   --------------

Average Balances:
Reported consumer loans                         $   9,866,632   $    7,120,578
Off-balance sheet consumer loans                   10,681,618       10,396,421
----------------------------------------------  -------------   --------------
Total average managed consumer loan portfolio   $  20,548,250   $   17,516,999
----------------------------------------------  -------------   --------------

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

----------------------------------------------------------------------------------------------
                                 Table 2 - OPERATING DATA AND RATIOS
----------------------------------------------------------------------------------------------
                                    Three Months Ended                 Six Months Ended
                                          June 30                          June 30
--------------------------  --------------------------------   -------------------------------
 (dollars in thousands)           2000             1999             2000             1999
--------------------------  --------------     -------------   --------------   --------------

Reported:
 Average earning assets     $   11,694,459     $   9,237,115   $   11,626,081   $    9,061,481
 Net interest margin(1)              12.45%            10.80%           12.34%           10.61%
 Loan yield                          20.42             19.08            20.29            19.05
--------------------------  --------------     -------------   --------------   --------------

Managed:
 Average earning assets     $   22,581,254     $  19,428,429   $   22,307,699   $   19,457,902
 Net interest margin(1)              10.88%            10.85%           11.06%           10.70%
 Loan yield                          17.94             17.43            18.00            17.27
--------------------------  --------------     -------------   --------------   --------------

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

         The Company markets its card products to specific consumer populations. The terms of each card product are actively managed in an effort to maximize return at the consumer level, reflecting the risk and expected performance of the account. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the consumer's performance. In addition, since 1998, the Company has aggressively marketed low non-introductory rate cards to consumers with the best established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited the Company's customers with similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on the Company's pricing strategies.

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

-----------------------------------------------------------------------------------------
                     Table 3 - Managed risk adjusted revenue
-----------------------------------------------------------------------------------------
                                    Three Months Ended              Six Months Ended
                                          June 30                       June 30
------------------------------  -------------------------   -----------------------------
(dollars in thousands)              2000         1999            2000           1999
------------------------------  -----------   -----------   -------------   -------------
Managed Income Statement:
Net interest income             $   614,352   $   527,099   $   1,233,206   $   1,041,037
Non-interest income                 554,425       398,477       1,043,722         756,124
Net charge-offs                    (207,643)     (164,004)       (402,919)       (335,133)
------------------------------  -----------   -----------   -------------   -------------
   Risk adjusted revenue        $   961,134   $   761,572   $   1,874,009   $   1,462,028
------------------------------  -----------   -----------   -------------   -------------

Ratios(1):
Net interest margin                   10.88%        10.85%          11.06%          10.70%
Non-interest income                    9.82          8.20            9.36            7.77
Net charge-offs                       (3.67)        (3.37)          (3.62)          (3.44)
------------------------------  -----------   -----------   -------------   -------------
   Risk adjusted margin               17.03%        15.68%          16.80%          15.03%
------------------------------  -----------   -----------   -------------   -------------

(1)  As a percentage of average managed earning assets.


Net Interest Income

         Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, other borrowings and borrowings from senior notes.

         Reported net interest income for the three months ended June 30, 2000 was $364.0 million, compared to $249.5 million for the same period in the prior year, representing an increase of $114.5 million, or 46%. For the six months ended June 30, 2000, net interest income was $717.5 million compared to $480.6 million for the same period in 1999, representing an increase of $236.9 million, or 49%. Net interest margin increased 165 and 173 basis points for the three and six months ended June 30, 2000, respectively, compared to the same periods in the prior year. These increases were primarily a result of the increases in the yield on earning assets of 199 and 197 basis points for the three and six months ended June 30, 2000, respectively, to 18.35% from 16.36% and to 18.10% from 16.13% as compared to the same periods in the prior year. The increase in the yield on earning assets was primarily attributable to an increase in the average balance in the consumer loan portfolio of 35% and 39% for the three and six months ended June 30, 2000, respectively, as well as an increase in the yield on those consumer loans. The yield on consumer loans increased 134 and 124 basis points, respectively, as a result of a slight shift in the mix of the portfolio to higher yielding assets and an increase in the frequency of past-due fees charged as compared to the same periods in the prior year.

         Managed net interest income increased $87.3 million and $192.2 million, or 17% and 18%, for the three and six months ended June 30, 2000, respectively, compared to the same periods in the prior year. The increases in managed net interest income were the result of a 16% and 15% increase in managed average earning assets and the managed net interest margin increasing 3 and 36 basis points to 10.88% and 11.06% for the three and six months ended June 30, 2000, respectively. The increases in managed net interest margin principally reflect the increases in average earning asset composition and earning asset yields discussed above.

         Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 2000 and 1999.

------------------------------------------------------------------------------------------------------------
                       Table 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended June 30
                                ----------------------------------------------------------------------------
                                                  2000                                   1999
                                -------------------------------------  -------------------------------------
                                   Average       Income/     Yield/       Average       Income/      Yield/
(dollars in thousands)             Balance       Expense      Rate        Balance       Expense       Rate
------------------------------- -------------  ----------  ---------   -----------    ---------    ---------
Assets:
Earning assets

   Consumer loans(1)             $ 10,028,330  $  511,886    20.42%    $ 7,406,257   $  353,193    19.08%
   Securities available for
     sale                           1,519,369      22,845     6.01       1,673,433       23,522     5.62
   Other                              146,760       1,776     4.84         157,425        1,058     2.69
-------------------------------  ------------  ----------   ------     -----------   ----------   ------
Total earning assets               11,694,459  $  536,507    18.35%      9,237,115   $  377,773    16.36%
Cash and due from banks                91,330                               16,961
Allowance for loan losses            (377,833)                            (253,500)
Premises and equipment, net           537,187                              320,661
Other                               1,751,490                            1,324,335
-------------------------------  ------------  ----------   ------     -----------   ----------   ------
  Total assets                   $ 13,696,633                          $10,645,572
-------------------------------  ------------  ----------   ------     -----------   ----------   ------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                      $  4,495,242  $   63,619     5.66%    $ 2,270,769   $   26,438     4.66%
   Other borrowings                 2,687,569      46,914     6.98       1,599,977       21,196     5.30
   Senior notes                     3,659,603      62,016     6.78       4,620,921       80,654     6.98
-------------------------------  ------------  ----------   ------     -----------   ----------   ------
Total interest-bearing
  liabilities                      10,842,414  $  172,549     6.37%      8,491,667   $  128,288     6.04%
Other                               1,227,904                              780,168
-------------------------------  ------------  ----------   ------     -----------   ----------   ------
   Total liabilities               12,070,318                            9,271,835
Equity                              1,626,315                            1,373,737
-------------------------------  ------------  ----------   ------     -----------   ----------   ------
   Total liabilities and equity  $ 13,696,633                          $10,645,572
-------------------------------  ------------  ----------   ------     -----------   ----------   ------
Net interest spread                                          11.98%                                10.32%
-------------------------------  ------------  ----------   ------     -----------   ----------   ------
Interest income to
  average earning assets                                     18.35%                                16.36%
Interest expense to
  average earning assets                                      5.90                                  5.56
-------------------------------  ------------  ----------   ------     -----------   ----------   ------
Net interest margin                                          12.45%                                10.80%
-------------------------------  ------------  ----------   ------     -----------   ----------   ------

(1)  Interest income includes  past-due fees on loans of approximately  $184,589
     and   $111,913  for  the  three  months  ended  June  30,  2000  and  1999, respectively.


                                                                  Six Months Ended June 30
------------------------------------- ------------------------------------------------------------------------------
                                                        2000                                    1999
------------------------------------- -------------------------------------   --------------------------------------
                                         Average       Income/       Yield/       Average        Income/     Yield/
(dollars in thousands)                   Balance       Expense        Rate        Balance        Expense      Rate
------------------------------------- ------------- ------------- ---------   --------------- ------------   -------

Assets:
Earning assets
   Consumer loans(1)                  $   9,866,632 $  1,000,823    20.29%    $    7,120,578  $    678,260   19.05%
   Securities available for
      sale                                1,600,453       47,579     5.95          1,774,473        49,745    5.61
   Other                                    158,996        3,552     4.47            166,430         2,839    3.41
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------
Total earning assets                     11,626,081 $  1,051,954    18.10%         9,061,481  $    730,844   16.13%
Cash and due from banks                      91,146                                   10,512
Allowance for loan losses                  (367,833)                                (246,417)
Premises and equipment, net                 516,894                                  297,168
 Other                                    1,494,304                                1,276,324
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------
  Total assets                        $  13,360,592                           $   10,399,068
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                           $   4,194,746 $    115,739    5.52%    $      2,186,397 $     50,380    4.61%
   Other borrowings                       2,596,147       88,368    6.81            1,688,486       46,748    5.54
   Senior notes                           3,839,544      130,392    6.79            4,406,571      153,149    6.95
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------
Total interest-bearing liabilities       10,630,437 $    334,499    6.29%           8,281,454 $    250,277    6.04%
Other                                     1,133,546                                  779,782
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------
  Total liabilities                      11,763,983                                9,061,236
Equity                                    1,596,609                                1,337,832
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------
  Total liabilities and equity        $  13,360,592                           $   10,399,068
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------
Net interest spread                                                 11.81%                                   10.09%
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------
Interest income to
   average earning assets                                           18.10%                                   16.13%
Interest expense to
   average earning assets                                            5.76                                     5.52
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------
Net interest margin                                                 12.34%                                   10.61%
------------------------------------- ------------- ------------- ---------   --------------- ------------  --------

(1) Interest income includes past-due fees on loans of approximately $347,364 and $219,061 for the six months ended June 30, 2000 and 1999, respectively.

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

-----------------------------------------------------------------------------------------------------------------------
                                       Table 5 - INTEREST VARIANCE ANALYSIS
-----------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                         Six Months Ended
                                            June 30, 2000 vs 1999                      June 30, 2000 vs 1999
---------------------------------- -----------------------------------------  -----------------------------------------
                                     Increase         Change due to(1)         Increase          Change due to(1)
(in thousands)                      (Decrease)     Volume      Yield/Rate     (Decrease)       Volume      Yield/Rate
---------------------------------- -------------  -----------  -------------  -------------  ------------  ------------
Interest Income:
Consumer loans                      $    158,693  $   132,382  $      26,311  $     322,563  $    276,101  $     46,462
Securities available for sale               (677)      (7,850)         7,137         (2,166)       (8,782)        6,616
Other                                        718         (473)         1,191            713          (353)        1,066
----------------------------------  ------------  -----------  -------------  -------------  ------------  ------------
Total interest income                    158,734      108,893         49,841        321,110       224,465        96,645

Interest Expense:
Deposits                                  37,181       30,475          6,706         65,359        53,797        11,562
Other borrowings                          25,718       17,527          8,191         41,620        29,171        12,449
Senior notes                             (18,638)     (16,351)        (2,287)       (22,757)      (19,324)       (3,433)
----------------------------------  ------------  -----------  -------------  -------------  ------------  ------------
Total interest expense                    44,261       37,104          7,157         84,222        75,543        10,679
----------------------------------  ------------  -----------  -------------  -------------  ------------  ------------
Net interest income(1)              $    114,473  $    72,797  $      41,676  $     236,888  $    150,112  $     86,776
------------------------------------------------  -----------  -------------  -------------  ------------  ------------

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

         Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization transactions, as well as gains and losses recognized as a result of the securitization transactions. Servicing and securitizations income decreased $11.0 million, or 4% to $282.6 million for the three months ended June 30, 2000, from $293.6 million in the same period in the prior year. Servicing and securitizations income decreased $12.2 million, or 2% to $553.4 million for the six months ended June 30, 2000, from $565.6 million in the same period in the prior year. These decreases were primarily due to the increase in interest expense as a result of increased interest rates, as well as a slight increase in the average securitization liabilities.

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

Other Non-Interest Income

         Interchange income increased to $53.5 million and $96.5 million, or 59%, and 51%, for the three and six months ended June 30, 2000, respectively, compared to $33.6 million and $63.8 million for the same periods in the prior year. These increases are primarily attributable to increased purchase volume and new account growth in the three months ended June 30, 2000. Service charges and other fees increased $129.8 million and $248.6 million, 53%, to $374.7 million and $715.9 million for the three and six months ended June 30, 2000, respectively, compared the same periods in the prior year. These increases were primarily due to the increase in average accounts of 40% for the three and six months ended June 30, 2000, respectively, compared to the same periods in the prior year and increased ancillary product sales through the use of IBS.

Non-Interest Expense

         Non-interest expense for the three and six months ended June 30, 2000 was $742.3 million and $1.5 billion, respectively, an increase of 22% and 26% over $606.1 million and $1.2 billion, respectively, for the same periods in the prior year. Contributing to the increase in non-interest expense for the three and six months ended June 30, 2000 was salaries and associate benefits expense which increased $42.2 million, or 22%, and $97.8 million, or 26%, respectively. Marketing expense increased $33.3 million and $59.2 million, or 19% and 17%, to $211.6 million and $413.5 million for the three and six months ended June 30, 2000, respectively, as the Company continued to invest in new and existing product opportunities. All other non-interest expenses increased $60.7 million and $140.8 million, or 26% and 33%, to $294.1 million and $567.2 million for the three and six months ended June 30, 2000, respectively, from $233.4 million and $426.4 million for the same periods in the prior year. These increases were primarily a result of a 40% increase in the average number of accounts for the three and six months ended June 30, 2000, as compared to the same periods in the prior year, as well as the Company's continued expansion into new product and geographic markets, which resulted in a corresponding increase in all operational costs.

Income Taxes

         The Company's income tax rate was 38% for the three months ended June 30, 2000 and 1999 and includes both state and federal income tax components.

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

-------------------------------------------------------------------------------------
                           Table 6 - Delinquencies
-------------------------------------------------------------------------------------
                                                    June 30
-----------------------  -----------------------------------------------------------
                                      2000                          1999
-----------------------  ----------------------------  -----------------------------
                                            % of                           % of
(dollars in thousands)        Loans      Total Loans       Loans        Total Loans
-----------------------  --------------  ------------  --------------  ------------

Reported:
Loans outstanding        $   11,382,780      100.00%   $    7,426,974      100.00%
Loans delinquent:
 30-59 days                     299,055        2.63           167,399        2.25
 60-89 days                     172,491        1.52            91,717        1.24
 90 or more days                304,286        2.67           138,264        1.86
-----------------------  --------------  ------------  --------------  ------------
Total                    $      775,832        6.82%   $      397,380        5.35%
-----------------------  --------------  ------------  --------------  ------------

Managed:
Loans outstanding        $   21,882,555      100.00%   $   17,860,137      100.00%
Loans delinquent:
 30-59 days                     457,586        2.09           341,120        1.91
 60-89 days                     263,988        1.21           192,264        1.07
 90 or more days                449,498        2.05           310,231        1.74
-----------------------  --------------  ------------  --------------  ------------
Total                    $    1,171,072        5.35%   $      843,615        4.72%
-----------------------  --------------  ------------  --------------  ------------

         The 30-plus day delinquency rate for the reported consumer loan portfolio was 6.82% as of June 30, 2000, up 147 basis points from 5.35% as of June 30, 1999, and up 31 basis points from 6.51% as of March 31, 2000. The 30-plus day delinquency rate for the managed consumer loan portfolio was 5.35% as of June 30, 2000, up 63 basis points from 4.72% as of June 30, 1999 and up 9 basis points from 5.26% as of March 31, 2000. Both the reported and managed consumer loan delinquency rate increases as of June 30, 2000 principally reflected more seasoned accounts. In addition, the mix of the reported loan portfolio in the current period includes more accounts that tend to have higher delinquencies than the portfolio average.

Net Charge-Offs

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

---------------------------------------------------------------------------------------------------------
                                              Table 7 - Net Charge-Offs
---------------------------------------------------------------------------------------------------------
                                                   Three Months Ended             Six Months Ended
                                                         June 30                      June 30
------------------------------------------  -----------------------------   -----------------------------
(dollars in thousands)                           2000            1999            2000           1999
------------------------------------------  -------------   -------------   -------------   -------------

Reported:
 Average loans outstanding                  $  10,028,330   $   7,406,257   $   9,866,632   $   7,120,578
 Net charge-offs                                  113,746          59,805         209,415         115,055
 Net charge-offs as a percentage of
     average loans outstanding                       4.54%           3.23%           4.24%           3.23%
------------------------------------------  -------------   -------------   -------------   -------------
 Managed:
 Average loans outstanding                  $  20,915,125   $  17,597,571   $  20,548,250   $  17,516,999
 Net charge-offs                                  207,643         164,004         402,919         335,133
 Net charge-offs as a percentage of
     average loans outstanding                       3.97%           3.73%           3.92%           3.83%
------------------------------------------  -------------   -------------   -------------   -------------

         Net charge-offs of managed loans increased $43.6 million and $67.8 million, or 27% and 20%, while average managed consumer loans grew 19% and 17% for the three and six months ended June 30, 2000, respectively, compared to the same periods in the prior year. For the three and six months ended June 30, 2000, the Company's net charge-offs as a percentage of average managed loans outstanding were 3.97% and 3.92%, respectively, compared to 3.73% and 3.83% for the same periods in the prior year.

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

-----------------------------------------------------------------------------------------------------------------
                                  Table 8 - Summary of allowance for loan losses
-----------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended              Six Months Ended
                                                                 June 30                         June 30
------------------------------------------------------ ------------------------------ ---------------------------
(dollars in thousands)                                      2000           1999           2000            1999
------------------------------------------------------ --------------- -------------- -------------- ------------

Balance at beginning of period                         $   372,000     $  251,000     $   342,000     $  231,000
Provision for loan losses                                  151,010         74,301         277,535        148,887
Other                                                       (2,264)           504          (3,120)         1,168
Charge-offs                                               (168,572)       (90,627)       (316,226)      (171,022)
Recoveries                                                  54,826         30,822         106,811         55,967
-----------------------------------------------------------------------------------------------------------------
Net charge-offs                                           (113,746)       (59,805)       (209,415)      (115,055)
-----------------------------------------------------------------------------------------------------------------
Balance at end of period                               $   407,000     $  266,000     $   407,000     $  266,000
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses to loans at period-end              3.58%          3.58%           3.58%          3.58%
-----------------------------------------------------------------------------------------------------------------

         For the three and six months ended June 30, 2000, the provision for loan losses increased to $151.0 million and $277.5 million, or 103% and 86%, respectively, from $74.3 million and $148.9 million for the comparable periods in the prior year.

Funding

         The Company has established access to a variety of funding alternatives, in addition to securitization of its consumer loans. In June 2000, the Company established a $5.0 billion global senior and subordinated bank note program, of which $994 million was outstanding as of June 30, 2000, with original terms of three to five years. The Company has historically issued senior unsecured debt of the Bank through its $8.0 billion domestic bank note program, of which $2.6 billion was outstanding as of June 30, 2000, with original terms of one to ten years. Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies. Both of the Company's committed revolving credit facilities offer foreign currency funding options, allowing the Bank to offer securities to both U.S. and non-U.S. investors. In addition, the Bank has established a $1.0 billion Euro Medium Term Note program that is targeted specifically to non-U.S. investors. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translation.

         The Company has significantly expanded its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, as well as to develop customized account management programs. As of June 30, 2000, the Company had $5.3 billion in interest-bearing deposits, with original maturities of up to ten years.

         Table  9  shows  the   maturation   of   certificates   of  deposit  in
denominations of $100,000 or greater ("large denomination CDs") as of June 30, 1999.

--------------------------------------------------------------------------------
   Table 9 - Maturities of large denomination certificates-$100,000 or more
--------------------------------------------------------------------------------
                                       June 30, 2000
-------------------------------  --------------------------
(dollars in thousands)              Balance        Percent
-------------------------------  -------------   ----------

Three months or less             $     326,721       18.72%
Over 3 through 6 months                200,794       11.51
Over 6 through 12 months               377,469       21.63
Over 12 months through 10 years        840,073       48.14
-------------------------------  -------------   ---------
Total                            $   1,745,057      100.00%
-------------------------------  -------------   ---------

         The Company's other borrowings portfolio consists of $2.1 billion in borrowings maturing within one year and $647 million in borrowings maturing after one year.

         Table 10 shows the Company's unsecured funding availability and outstandings as of June 30, 2000.

-----------------------------------------------------------------------------------------------------------------
                                          Table 10 - FUNDING AVAILABILITY
-----------------------------------------------------------------------------------------------------------------
                                                                         June 30, 2000
-----------------------------------------------------------------------------------------------------------------
                                                  Effective/                                          Final
(dollars or dollar equivalents in millions)       Issue Date   Availability(1)    Outstanding      Maturity(4)
----------------------------------------------- ------------- ---------------- ---------------- -----------------

Domestic revolving credit facility                   5/99           $1,200                              5/03
UK/Canada revolving credit facility                  8/97              350                              8/00
Senior global bank note program                      6/00            5,000          $   994             -
Senior domestic bank note program(2)                 4/97            8,000            2,628             -
Non-U.S. bank note program                          10/97            1,000                5             -
Corporation Shelf Registration                       8/99            1,550              549             -
Capital securities(3)                                1/97              100               98             2/27
----------------------------------------------- ------------- ---------------- ---------------- -----------------

(1) All funding sources are revolving except for the Corporation Shelf Registration and the Capital Securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2) Includes availability to issue up to $200 million of subordinated bank notes, none outstanding as of June 30, 2000.
(3) Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
(4)  Maturity date refers to the date the facility terminates, where applicable.

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

                  The Corporation has three shelf registration statements under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities, consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The amount of securities registered is limited to a $1.6 billion aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as shall be designated by the Corporation. As of June 30, 2000, the Corporation had existing unsecured senior debt outstanding under the shelf registrations of $550 million including $125 million maturing in 2003, $225 million maturing in 2006, and $200 million maturing in 2008.

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

         As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of June 30, 2000, the Company held $1.6 billion in such securities.

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

         The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of June 30, 2000, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank's capital category.


----------------------------------------------------------------------------------------------------------------
                                       Table 11 - Regulatory Capital Ratios
----------------------------------------------------------------------------------------------------------------
                                                                                  To Be "Well-Capitalized" Under
                                                     Minimum for Capital             Prompt Corrective Action
                                      Ratios          Adequacy Purposes                     Provisions
--------------------------------- --------------- --------------------------- ----------------------------------

June  30, 2000
Capital One Bank
 Tier 1 Capital                         9.16%                 4.00%                             6.00%
 Total Capital                         11.39                  8.00                             10.00
 Tier 1 Leverage                       10.64                  4.00                              5.00

Capital One, F.S.B.
 Tier 1 Capital                         9.96%                 4.00%                             6.00%
 Total Capital                         11.56                  8.00                             10.00
 Tier 1 Leverage                        7.02                  4.00                              5.00
--------------------------------- --------------- --------------------------- ----------------------------------

June  30, 1999
Capital One Bank
 Tier 1 Capital                        11.51%                 4.00%                             6.00%
 Total Capital                         14.25                  8.00                             10.00
 Tier 1 Leverage                       11.16                  4.00                              5.00

Capital One, F.S.B.(1)
 Tier 1 Capital                        10.49%                 4.00%                             6.00%
 Total Capital                         12.43                 12.00                             10.00
 Tier 1 Leverage                        9.89                  8.00                              5.00
--------------------------------- --------------- --------------------------- ----------------------------------

(1) Before June 30, 1999, the Savings Bank was subject to capital requirements that exceed minimum capital adequacy requirements, including the requirement to maintain a minimum Tier 1 Leverage/Core Capital ratio of 8% and a Total Capital ratio of 12%.

         During 1996, the Bank received regulatory approval and established a branch office in the United Kingdom. In connection with such approval, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of June 30 2000, the Company's Tier 1 Leverage ratio was 12.51%.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of June 30, 2000, retained earnings of the Bank and the Savings Bank of $172.5 million and $41.5 million, respectively, were available for payment of dividends to the Corporation without prior approval by the Federal Reserve and the OTS. The Savings Bank, however, is required to give the OTS at least 30 days' advance notice of any proposed dividend and OTS, in its discretion, may object to such dividend.


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

         The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 3% below the mean managed net interest income of the distribution. As of June 30, 2000, the Company was in compliance with the policy; more than 99% of the outcomes generated by the model produced a managed net interest income of no more than 1.0% below the mean outcome. The interest rate scenarios evaluated as of June 30, 2000, included scenarios in which short-term interest rates rose by over 400 basis points or fell by as much as 250 basis points over twelve months.

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

Business Outlook

Earnings, Goals and Strategies
         This business outlook section summarizes Capital One's expectations for earnings for the year ending December 31, 2000, and our primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain statements are forward looking and, therefore, actual results could differ materially. Factors which could materially influence results are set forth throughout this section and in Capital One's Annual Report on Form 10-K for the year ended December 31, 1999 (Part I, Item 1, Risk Factors).

         We have set targets, dependent on the factors set forth below, to achieve a 25% return on equity in 2000 and to increase Capital One's earnings per share in 2000 by approximately 30% over 1999 earnings per share. As discussed elsewhere in this report and below, Capital One's actual earnings are a function of our revenues (net interest income and non-interest income on our earning assets), consumer usage and payment patterns, credit quality of our earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

Product and Market Opportunities
         Our strategy for future growth has been, and is expected to continue to be, to apply our proprietary IBS to our lending business as well as to other businesses, both financial and non-financial, including telecommunications and Internet services. We will seek to identify new product opportunities and to make informed investment decisions regarding new and existing products. Our lending and other financial and non-financial products are subject to competitive pressures, which management anticipates will increase as these markets mature.

Lending. Lending includes credit card and other consumer lending products, including automobile financing. Credit card opportunities include, and are expected to continue to include, a wide variety of highly customized products with interest rates, credit lines and other features specifically tailored for numerous consumer segments. We expect continued growth across a broad spectrum of new and existing customized products, which are distinguished by a range of credit lines, pricing structures and other characteristics. For example, our low non-introductory rate products, which are marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of low delinquencies and credit losses. On the other hand, certain other customized card products are characterized by lower credit lines, higher yields (including fees) and in some cases, higher delinquencies and credit losses. These products also involve higher operational costs but exhibit better response rates, less adverse selection, less attrition and a greater ability to reprice than traditional products. More importantly, as a whole, all of these customized products continue to have less volatile returns than the traditional products in recent market conditions. Based in part on the success of this range of products, we are currently on track to attain our fifth consecutive year of approximately 40% net account growth, and we believe that leveraging our customer relationships will be a key to our future growth.

International Expansion. We have expanded our existing operations outside of the United States and have experienced growth in the number of accounts and loan balances in our international business. To date, our principal operations outside of the United States have been in the United Kingdom, with additional operations in Canada. To support the continued growth of our United Kingdom business and any future business in Europe, we recently received approval to open a bank in the United Kingdom from the UK Financial Services Authority. We are seeking similar approval from the Federal Reserve Board. We anticipate entering and doing business in additional countries from time to time as opportunities arise.

Internet Services and Products. Our Internet services include credit card account decisioning, real-time account numbering, retail deposit-taking and account servicing. We have set targets to originate one million accounts and service two million accounts online by the end of 2000, provided that we can continue to limit fraud and safeguard our customers' privacy.

Telecommunications. We market telecommunication services through our subsidiary America One Communications, Inc. We are testing various wireless products and services with a focus on underserved markets.

         We will continue to apply our IBS in an effort to balance the mix of credit card products with other financial and non-financial products and services to optimize profitability within the context of acceptable risk. Our growth through expansion and product diversification will be affected by our ability to build internally or acquire the necessary operational and organizational infrastructure, recruit experienced personnel, fund these new businesses and manage expenses. Although we believe we have the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that our results of operations and financial condition in the future will reflect our historical financial performance.

Marketing Investment

         We expect our 2000 marketing expenses to exceed 1999's expense level and to increase significantly through the first quarter of 2001, as we continue to invest in various credit card products and services, brand management and other financial and non-financial products and services. We caution, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As our portfolio continues to grow, generating balances and accounts to offset attrition requires increasing amounts of marketing. In addition, the cost to acquire new accounts varies across product lines and is expected to rise as we move beyond the domestic card business. With competition affecting the profitability of traditional card products, we have been allocating, and expect to continue to allocate, a greater portion of our marketing expense to other customized credit card products and other financial and non-financial products. We intend to continue a flexible approach in our allocation of marketing expenses. We are also developing a brand marketing strategy to supplement current strategies. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit and wireless service industries, general economic conditions affecting consumer credit performance, the asset quality of our portfolio and the identification of market opportunities across product lines that exceed our targeted rates of return on investment.

         The amount of marketing expense allocated to various products or businesses will influence the characteristics of our portfolio as various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. We currently expect continued strong account growth and loan growth in 2000, particularly in prime customer markets. Actual growth, however, may vary significantly depending on our actual product mix and the level of attrition in our managed portfolio, which is primarily affected by competitive pressures.

Impact of Delinquencies, Charge-Offs and Attrition

         Our earnings are particularly sensitive to delinquencies and charge-offs on our portfolio and to the level of attrition due to competition in the credit card industry. As delinquency levels fluctuate, the resulting amount of past due and overlimit fees, which are significant sources of our revenue, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. Delinquencies and net charge-offs are impacted by general economic trends in consumer credit performance, including bankruptcies, the degree of seasoning of our portfolio and the product mix.

         As of June 30, 2000, we had the third-lowest net charge-off rate among the top ten credit card issuers in the United States. However, we expect delinquencies to increase moderately through 2000 and that, as a result, charge-offs will also increase in 2000. We caution that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, has declined but remains very high. Competition can affect our earnings by increasing attrition of our outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract profitable customers.

Cautionary Factors

         The strategies and objectives outlined above, and the other forward-looking statements contained in this section, involve a number of risks and uncertainties. Capital One cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with our businesses; with respect to financial and other products, changes in our aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of our actual marketing expenses and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); our ability to continue to securitize our credit cards and consumer loans and to otherwise access the capital markets at attractive rates and terms to fund our operations and future growth; difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services or expansion internationally; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general, including the flexibility of financial services companies to obtain, use and share consumer data; the amount of, and rate of growth in, our expenses (including salaries and associate benefits and marketing expenses) as our business develops or changes or as we expand into new market areas; the availability of capital necessary to fund our new businesses; our ability to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally; our ability to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the our SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 1999 (Part I, Item 1, Risk Factors).

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Index of Exhibits
     Exhibit   Description of Exhibit
     10        Distribution Agreement dated June 6, 2000 among Capital One
               Bank, J.P. Morgan Securities Inc. and the agents named therein
     27        Financial Data Schedule

(b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated April 13, 2000, Commission File No. 1-13300, enclosing its press release dated April 13, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAPITAL ONE FINANCIAL CORPORATION
                                               (Registrant)


Date:  August 11, 2000                         /s/ David M. Willey
                                               ------------------------------
                                               David M. Willey
                                               Senior Vice President,
                                               Corporate Financial Management
                                               (Chief Accounting Officer
                                               and duly authorized officer
                                               of the Registrant)

Exhibit 10


                                Capital One Bank
                    Senior and Subordinated Global Bank Notes
             Due From 30 Days to 30 Years or More from Date of Issue


                             DISTRIBUTION AGREEMENT



                                                             June 6, 2000


J.P. MORGAN SECURITIES INC.
60 Wall Street
New York, New York 10260


AND EACH OF THE DISTRIBUTION AGENTS LISTED
  ON SCHEDULE 1 HERETO


Ladies and Gentlemen:

         Capital One Bank, a banking association chartered under the laws of the Commonwealth of Virginia (the "Bank"), confirms its agreement with J.P. Morgan Securities Inc. and each of the distribution agents listed on Schedule 1 hereto (each referred to as a "Distribution Agent" and collectively referred to as the "Distribution Agents") with respect to the issue and sale by it of its (i) senior unsecured debt obligations not insured by the Federal Deposit Insurance Corporation (the "FDIC") (the "Senior Notes") and (ii) subordinated unsecured debt obligations not insured by the FDIC (the "Subordinated Notes", and together with the Senior Notes, the "Bank Notes"). The Bank Notes have maturities of 30 days to 30 years or more from date of issue. The Bank Notes are to be issued pursuant to a Global Agency Agreement, dated as of June 6, 2000 (the "Global Agency Agreement"), among the Bank and The Chase Manhattan Bank, as domestic paying agent (the "Domestic Paying Agent") and registrar (the "Registrar"), The Chase Manhattan Bank, London Branch, as London paying agent (the "London Paying Agent") and London issuing agent (the "London Issuing Agent"), Chase Manhattan Bank Luxembourg S.A., as Luxembourg listing agent and paying agent ("Luxembourg Agent") and Kredietbank S.A. Luxembourgeoise, as Luxembourg listing (the "Luxembourg Listing Agent", and together with the Domestic Paying Agent and the London Paying Agent, the "Paying Agents" and each individually, a "Paying Agent"). As of the date hereof, the Bank has authorized the issuance of up to U.S.$5,000,000,000 (or the equivalent thereof in other currencies calculated as described in the Offering Circular dated June 6, 2000) aggregate principal amount at any one time outstanding of its Bank Notes. It is understood, however, that the Bank may from time to time authorize the issuance of an additional outstanding amount of Bank Notes and that the Bank Notes may be distributed through or sold to one or more of the Distribution Agents pursuant to the terms of this Agreement, all as though the issuance of the Bank Notes were authorized as of the date hereof. The Bank is a subsidiary of Capital One Financial Corporation (the "Parent").

         This Agreement provides both for the sale of Bank Notes by the Bank to the Distribution Agents as principal for resale to investors and other purchasers and for the sale of Bank Notes by the Bank directly to investors through the Distribution Agents (as may from time to time be agreed to by the Bank and the Distribution Agents), in which case the Distribution Agents will act as agents of the Bank in soliciting Bank Note purchasers.

SECTION 1.  Appointment as Distribution Agents.

(a) Appointment of Distribution Agents. Subject to the terms and conditions stated herein and subject to the reservation by the Bank of the right to sell Bank Notes directly to investors on its own behalf in those jurisdictions where it is authorized to do so, the Bank hereby agrees that Bank Notes will be sold exclusively to or through the Distribution Agents. The Distribution Agents are authorized to engage the services of any other broker or dealer in connection with the offer or sale of the Bank Notes purchased by a Distribution Agent as principal for resale to others but are not authorized to appoint sub-agents. In connection with sales by the Distribution Agents of Bank Notes purchased by a Distribution Agent as principal to other brokers or dealers, a Distribution Agent may allow any portion of the discount it has received in connection with such purchase from the Bank to such brokers or dealers.

(b) Sale of Bank Notes. The Bank shall not approve the solicitation of purchases of Bank Notes in excess of the amount which shall be authorized to be outstanding by the Bank from time to time or in excess of the aggregate principal amount of Bank Notes specified in the Offering Circular. The Distribution Agents will have no responsibility for maintaining records with respect to the aggregate principal amount of Bank Notes sold or outstanding, or of otherwise monitoring the availability of Bank Notes for sale.

(c) Purchases as Principal. The Distribution Agents shall not have any obligation to purchase Bank Notes from the Bank as principal, but the Distribution Agents may agree from time to time to purchase Bank Notes as principal. Any such purchase of Bank Notes by a Distribution Agent as principal shall be made in accordance with Section 3(a) hereof.

(d) Solicitations as Distribution Agent. If agreed upon by a Distribution Agent and the Bank, the Distribution Agent, acting solely as agent for the Bank and not as principal, will solicit purchases of the Bank Notes. The Distribution Agent will communicate to the Bank, orally or in writing, each offer to purchase Bank Notes solicited by such Distribution Agent on an agency basis, other than those offers rejected by the Distribution Agent. The Distribution Agent shall have the right, in its discretion reasonably exercised, to reject any proposed purchase of Bank Notes, as a whole or in part, and any such rejection shall not be deemed a breach of any Distribution Agent's agreement contained herein. The Bank may accept or reject any proposed purchase of the Bank Notes in whole or in part. The Distribution Agent shall make reasonable efforts to assist the Bank in obtaining performance by each purchaser whose offer to purchase Bank Notes has been solicited by the Distribution Agent and accepted by the Bank. The
Distribution Agent shall not have any liability to the Bank in the event any such agency purchase is not consummated for any reason. If the Bank shall default on its obligation to deliver Bank Notes to a purchaser whose offer it has accepted, the Bank shall (i) hold the Distribution Agent harmless against any loss, claim or damage arising from or as a result of such default by the Bank and (ii) notwithstanding such default, pay to the Distribution Agent any commission to which it would be entitled in connection with such sale.

(e) Reliance. The Bank and the Distribution Agents agree that the Bank Notes purchased by the Distribution Agents shall be purchased, and the Bank Notes the placement of which a Distribution Agent arranges shall be placed by such Distribution Agent, in reliance on the representations, warranties, covenants and agreements of the Bank contained herein and on the terms and conditions and in the manner provided herein.

SECTION 2.        Representations and Warranties.

(a) The Bank represents and warrants to each Distribution Agent as of the date hereof, as of the date of each acceptance by the Bank of an offer for the purchase of Bank Notes (whether to the Distribution Agent as principal or through the Distribution Agent as agent), as of the date of each delivery of Bank Notes (whether to such Distribution Agent as principal or through such Distribution Agent as agent) (the date of each such delivery to a Distribution Agent as principal being hereafter referred to as a "Settlement Date"), and as of the times referred to in Section 8(b) hereof (each of the times referenced above being referred to hereafter as a "Representation Date"), as follows:

(i) Offering Circular. The Bank has prepared an offering circular, dated June 6, 2000 (as such document may hereafter be amended or supplemented (including by any pricing supplement) by the Bank), including the material incorporated therein by reference, the "Offering Circular"), to be used by the Distribution Agents in connection with the Distribution Agents' solicitation of purchasers of, or offering of, the Bank Notes. The Bank has been authorized by the Parent to incorporate by reference in the Offering Circular the Parent's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each other document filed by the Parent pursuant to Section 13(a), 13(c), 14 or 15(d) (and any and all amendments thereto) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and the rules and regulations thereunder. The Offering Circular, as of the date hereof, does not and, as of the applicable Representation Date, will not, contain an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they are made, not misleading; provided, however, that the representations and warranties in this subsection shall not apply to statements in or omissions from the Offering Circular made in reliance upon, and in conformity with, information furnished to the Bank in writing by the Distribution Agents expressly for use therein.

                  The Bank has incorporated by reference in the Offering Circular the publicly available portions of each of its Consolidated Reports of Condition and Income (each, a "Call Report"), and any amendments or supplements thereto, beginning with and including the Call Report for the period ended December 31, 1997 to and including the most recent Call Report filed or published prior to the offering of Bank Notes. The publicly available portions of any Call Reports filed by the Bank subsequent to the date of the Offering Circular and prior to the termination of the offering of the Bank Notes will be incorporated therein by reference.

                  The documents incorporated by reference into the Offering Circular, at the time they were or hereafter are filed with the applicable federal regulatory authorities, complied or when so filed will comply in all material respects with the 1934 Act or the rules and regulations otherwise applicable thereto, as the case may be and, when read together with the other information in the Offering Circular, did not and will not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were or are made, not misleading.

(ii) Due Organization, Valid Existence and Good Standing. The Bank is a banking corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Virginia, and is licensed, registered or qualified to conduct the business in which it is engaged in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such license, registration or qualification, except to the extent that the failure to be so licensed, registered or qualified or to be in good standing would not have a material adverse effect on the Bank and its subsidiaries taken as a whole. The Bank is a subsidiary of the Parent, a Delaware corporation which has securities registered under the 1934 Act.

(iii)Due Authorization, Execution and Delivery of this Agreement, the Global Agency Agreement, the Interest Calculation Agreement, the Exchange Rate Agent Agreement and the Letters of Representations. This Agreement, the Global Agency Agreement, the Interest Calculation Agreement dated as of June 6, 2000 between the Bank and The Chase Manhattan Bank (the "Interest Calculation Agreement"), the Exchange Rate Agent Agreement between the Bank and The Chase Manhattan Bank dated June 6, 2000 and the Short-Term and Medium-Term Letters of Representation dated June 6, 2000 (the "Letter[s] of Representations"), between the Bank, The Chase Manhattan Bank and The Depository Trust Company, have been duly authorized, executed and delivered by the Bank and are valid and legally binding agreements of the Bank, enforceable against the Bank in accordance with their respective terms, subject to applicable bankruptcy, liquidation, insolvency, fraudulent transfer, reorganization, moratorium, conservatorship, receivership and similar laws of general applicability relating to, or affecting, creditors' rights, to general equity principles and with respect to any indemnification or contribution obligation, to public policies which might affect such obligations.

(iv) Due Authorization, Execution and Delivery of the Bank Notes. The Bank Notes have been duly authorized for issuance and sale pursuant to this Agreement and, when issued and authenticated against payment of the consideration therefor, the Bank Notes will be valid and legally binding obligations of the Bank, enforceable against the Bank in accordance with their respective terms, subject to applicable bankruptcy, liquidation, insolvency, fraudulent transfer, reorganization, moratorium, conservatorship, receivership and similar laws of general applicability relating to, or affecting, creditors' rights to general equity principles and with respect to any indemnification or contribution obligation, to public policies which might affect such obligations.

(v) Exemption from Registration. The Bank Notes are exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended (the "1933 Act"), and neither registration of the Bank Notes under the 1933 Act, nor qualification of an indenture under the Trust Indenture Act of 1939, as amended, is required in connection with the offer, sale, issuance or delivery of the Bank Notes pursuant to this Agreement or any applicable Terms Agreement (as defined in Section 3(a) hereof).

(vi) Exemption from Investment Company Act. The Bank is not required to register under the provisions of the Investment Company Act of 1940, as amended (the "Investment Company Act"), or to take any other action with respect to or under the Investment Company Act.

(vii)No Other Approvals Required. No consent, approval or authorization of or filing with any governmental body or agency is required for the performance by the Bank of its obligations under this Agreement, the Bank Notes, the Global Agency Agreement, the Interest Calculation Agreement, the Exchange Rate Agent Agreement, the Letters of Representations and any applicable
     Terms Agreement (provided that the representations contained in the immediately preceding clause with respect to approvals under the laws of foreign countries shall only be to the best knowledge of the Bank) or the consummation by the Bank of the transactions contemplated by this Agreement and any agreement with a Distribution Agent to purchase such Bank Notes as principal, except such as may be required by the securities or Blue Sky laws of the various states in connection with the offer and sale of the Bank Notes.

(viii) Description of Bank Notes. The Bank Notes are substantially in the form heretofore delivered to the Distribution Agents and conform in all material respects to the description thereof contained in the Offering Circular under the caption "Description of Notes."

(ix) Priority of Bank Notes. The Senior Notes are unsecured and unsubordinated debt obligations of the Bank and rank pari passu among themselves and with all other unsecured and unsubordinated debt obligations of the Bank except,
     (A) pursuant to Section 11(d)(11) of the Federal Deposit Insurance Act, the Bank's unsecured deposit obligations and (B) pursuant to Section 6.1 -
     110.9 of the Code of Virginia, the Bank's deposit obligations. The Subordinated Notes are unsecured and subordinated debt obligations of the Bank, rank pari passu among themselves, and are subordinated and junior in right of payment to the Bank's obligations to depositors and general creditors, other than obligations which, by their express terms, rank on a parity with or junior to the Subordinated Notes. Upon issuance, the Subordinated Notes will qualify as Tier 2 capital of the Bank (within the meaning of Appendix A to 12 C.F.R. Part 208).

(x) No Violation. Neither the Bank or any of its subsidiaries nor the Parent or any of its subsidiaries is in violation of its charter or by-laws or in default in the performance or observance of any obligation, agreement, covenant or condition contained in any contract, indenture, mortgage loan agreement, note, lease or other instrument to which it is a party or by which it or any of them or their properties may be bound which might result in a material adverse change in the condition, financial or otherwise, or in the earnings, business affairs or business prospects of the Bank and its subsidiaries, considered as one enterprise, or might materially and adversely affect the properties or assets thereof or might materially and adversely affect the consummation of this Agreement, the Global Agency Agreement, the Interest Calculation Agreement, the Exchange Rate Agent
     Agreement, the Letters of Representations or the Bank Notes or any transaction contemplated hereby or thereby. The execution, issuance and delivery by the Bank of the Bank Notes, and the execution, delivery and performance by the Bank of this Agreement, the Global Agency Agreement, the Interest Calculation Agreement, the Exchange Rate Agent Agreement, the Letters of Representations and any applicable Terms Agreement, will not violate any law, rule, regulation, order, judgment or decree applicable to the Parent and its subsidiaries or to the Bank and any of its subsidiaries or violate any provision of the Bank's charter or by-laws, or conflict with or result in a material breach of or constitute a material default under, or result in the creation or imposition of any material lien, charge or encumbrance upon any property or assets of the Parent and its subsidiaries or the Bank and any of its subsidiaries pursuant to any contract, indenture, mortgage loan agreement, note, lease or other instrument to which the Parent or any of its subsidiaries or the Bank or any of its subsidiaries, or the property of any of them, is bound or subject.

(xi) No Material Adverse Change. Since the respective dates as of which information is given or incorporated by reference in the Offering Circular
     (a) there has not been any material adverse change in the condition, financial or otherwise, or business affairs or business prospects of the Bank and its subsidiaries or of the Parent and its subsidiaries, as the case may be, considered as one enterprise, whether or not arising in the ordinary course of business, other than as set forth or contemplated in the Offering Circular (including the material incorporated by reference therein), and (b) there have been no material transactions entered into by the Bank or any of its subsidiaries or the Parent and any of its subsidiaries considered as one enterprise, other than those in the ordinary course of business.

(xii)Rating. The Senior Notes of the Bank have been rated by a "nationally recognized statistical rating agency" (as that term is defined by the Securities and Exchange Commission ("the Commission") for purposes of Rule 436(g)(2) under the 1933 Act), in one of its four highest categories. The Bank "has unsecured non-convertible debt with a term of issue of at least four (4) years, or unsecured non-convertible preferred securities, rated by a nationally recognized statistical rating organization" within the meaning of Conduct Rule 2710(b)(7) of the National Association of Securities Dealers, Inc.

(xiii) Financial Statements and Financial Information. The financial statements and other financial information of the Parent and its consolidated subsidiaries and the Bank and its consolidated subsidiaries included or incorporated by reference in the Offering Circular present fairly the consolidated financial position of the Parent and its consolidated subsidiaries and the Bank and its consolidated subsidiaries, as the case may be, as of the dates indicated therein and the consolidated results of their operations for the periods specified therein; and except as stated therein, such financial statements have been prepared in conformity with generally accepted accounting principles in the United States applied on a consistent basis; financial information of certain financial institutions, if any, proposed to be acquired by the Parent and the Bank included or incorporated by reference in the Offering Circular present fairly the financial position of such financial institutions as of the dates indicated therein and the results of their operations for the periods specified therein.

(xiv)Legal Proceedings. Except as may be set forth in the Offering Circular, there is no action, suit or proceeding before or by any court or governmental agency or body, domestic or foreign, now pending, or, to the knowledge of the Bank, threatened against or affecting, the Parent or any of its subsidiaries or the Bank or any of its subsidiaries, which might, in the opinion of the Bank, result in any material adverse change in the condition, financial or otherwise, or in the earnings, business affairs or business prospects of the Bank and its subsidiaries considered as one enterprise, or might materially and adversely affect the properties or assets thereof or might materially and adversely affect the consummation of this Agreement, the Global Agency Agreement, the Interest Calculation Agreement, the Exchange Rate Agent Agreement or the Bank Notes or any transaction contemplated hereby or thereby.

(xv) Commodity Exchange Act. The Bank Notes, when issued, authenticated and delivered pursuant to the provisions of this Agreement and the Global Agency Agreement, will be excluded or exempted under the provisions of the Commodity Exchange Act.

(b) Additional Certifications. Any certificate signed by any officer of the Bank or the Parent and delivered to the Distribution Agents or to counsel for the Distribution Agents in connection with an offering of Bank Notes, or the sale of Bank Notes to a Distribution Agent as principal, contemplated by this Agreement shall be deemed a representation and warranty by the Bank to the Distribution Agents as to the matters covered thereby on the date of such certificate and at each Representation Date referred to in Section 2(a) hereof subsequent thereto.

SECTION 3.        Purchases as Principal; Solicitations as Distribution Agents.

(a) Purchases as Principal. Unless otherwise agreed to by a Distribution Agent and the Bank, Bank Notes shall be purchased by the Distribution Agent as principal. Such purchases shall be made in accordance with terms agreed upon by the Distribution Agent and the Bank with respect to such information (as applicable) as is specified in Exhibit A hereto (which terms shall be agreed upon orally, and which may or may not be confirmed in writing in the form of Exhibit A, prepared by the Distribution Agent and mailed or sent via facsimile transmission to the Bank) and, in the case of sales to Distribution Agents on a syndicated basis, a separate terms agreement substantially in the form of Exhibit H hereto. Any oral or written agreement entered into pursuant to the previous sentence, including any agreement in the form of Exhibit H hereof, is referred to herein as a "Terms Agreement". The Distribution Agent's commitment to purchase Bank Notes as principal shall be deemed to have been made on the basis of the representations and warranties of the Bank herein contained and shall be subject to the terms and conditions herein set forth. Each purchase of Bank Notes, unless otherwise agreed, shall be at a discount from the principal amount of each such Bank Note equivalent to the applicable commission set forth in Exhibit B hereto. The Distribution Agent may engage the services of any other broker or dealer in connection with the resale of the Bank Notes purchased as principal and may allow any portion of the discount received in connection with such purchases from the Bank to such brokers and dealers. At the time of each purchase of Bank Notes by a Distribution Agent as principal, the Distribution Agent shall specify the requirements for the opinions of counsel, officers' certificates and the accountant's letter pursuant to Sections 6(a), 6(b) and 6(d) hereof. The resale of any Bank Notes acquired by such Distribution Agent as principal shall be subject to all of the applicable selling restrictions set forth in Exhibit G hereto.

(b) Solicitations as Distribution Agents. On the basis of the representations and warranties herein contained, but subject to the terms and conditions herein set forth, when agreed upon by the Bank and a Distribution Agent, such Distribution Agent, as an agent of the Bank, will use its reasonable efforts to solicit offers to purchase the Bank Notes upon the terms and conditions set forth herein and in the Offering Circular. All Bank Notes sold through a Distribution Agent as agent will be sold at 100% of their principal amount unless otherwise agreed to by the Bank and the Distribution Agent.

         The Bank reserves the right, in its sole discretion, to suspend solicitation of purchases of the Bank Notes through the Distribution Agents, as agents, commencing at any time for any period of time or permanently. Upon receipt of instructions from the Bank, the Distribution Agents will forthwith suspend solicitation of purchases from the Bank until such time as the Bank has advised the Distribution Agents that such solicitation may be resumed. During such period, the Bank shall not be required to comply with the provisions of Sections 8(b), (c) and (d). Upon advising the Distribution Agents that such solicitation may be resumed, however, the Bank shall simultaneously provide the documents required to be delivered by Sections 8(b), (c) and (d), and the Distribution Agents shall have no obligation to solicit offers to purchase the Bank Notes until such documentation has been received by the Distribution Agents.

         The Bank agrees to pay each Distribution Agent a commission, in the form of a discount, equal to the applicable percentage of the principal amount of each Bank Note sold by the Bank as a result of a solicitation made by such Distribution Agent as set forth in Exhibit B hereto, or as otherwise agreed to by the Bank and such Distribution Agent. The Distribution Agents may reallow any portion of the commission payable pursuant hereto to dealers in connection with the offer and sale of the Bank Notes.

(c) Administrative Procedures. The purchase price, interest rate or formula, maturity date and other terms of the Bank Notes (as applicable) specified in Exhibit A hereto shall be agreed upon by the Bank and the applicable Distribution Agent and set forth in a pricing supplement to the Offering
Circular to be prepared in connection with each sale of Bank Notes. Administrative procedures with respect to the sale of Bank Notes shall be agreed upon from time to time by the Distribution Agents and the Bank (the "Procedures"). The initial Procedures, as agreed upon by the Distribution Agents and the Bank, are attached hereto as Exhibit I. The Distribution Agents and the Bank agree to perform the respective duties and obligations specifically provided to be performed by the Distribution Agents and the Bank herein and in the Procedures.

(d) Delivery. The documents required to be delivered by Section 6 hereof shall be delivered at the office of Brown & Wood LLP, on the date hereof, or at such other time as the Distribution Agents and the Bank may agree upon in writing (the "Closing Time").

SECTION 4.        Covenants of the Bank.

         The Bank covenants with the Distribution Agents as follows:

(a) Amending Offering Circular. The Bank will give the Distribution Agents notice of its intention to prepare any additional offering circular supplement with respect to the sale of the Bank Notes or any amendment or supplement to the Offering Circular and will furnish the Distribution Agents with copies of any such amendment or supplement or other documents proposed to be distributed a reasonable time in advance of such proposed distribution and will not distribute any such amendment or supplement or other documents in a form to which the Distribution Agents or counsel for the Distribution Agents shall reasonably object.

(b) Copies of Offering Circular. The Bank will deliver to the Distribution Agents as many copies of the Offering Circular (as amended or supplemented, including documents incorporated by reference therein) as the Distribution Agents shall reasonably request in connection with sales or solicitations of offers to purchase the Bank Notes.

(c) Revisions of Offering Circular -- Material Changes. Except as otherwise provided in Subsection (d) of this Section 4, if any event shall occur or condition exist as a result of which it is necessary, in the reasonable opinion of counsel for the Distribution Agents or counsel for the Bank, to amend or supplement the Offering Circular in order that the Offering Circular will not include any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein not misleading in the light of the circumstances existing at the time it is delivered to a purchaser, immediate notice shall be given, and confirmed in writing, to the Distribution Agents to cease the solicitation of offers to purchase the Bank Notes in their capacity as agents and to cease sales of the Bank Notes the Distribution Agents may then own as principal, and the Bank will promptly prepare such amendment or supplement as may be necessary to correct such untrue statement or omission. The Distribution Agents shall, at such time as the Bank shall have furnished to the Distribution Agents an amended or supplemented Offering Circular in form satisfactory to the Distribution Agents and their counsel, resume solicitation of offers to purchase Bank Notes using the Offering Circular so amended and supplemented. The Bank agrees to update the Offering Circular no less than annually within 120 days after its fiscal year-end.

(d) Suspension of Certain Obligations. The Bank shall not be required to comply with the provisions of subsection (c) of this Section 4 during any period from the later of the time (i) the Distribution Agents shall have suspended solicitation of purchases of the Bank Notes in their capacity as agents pursuant to a request from the Bank and (ii) no Distribution Agent shall then hold any Bank Notes purchased as principal pursuant hereto, until the time the Bank shall determine that solicitation of purchases of the Bank Notes should be resumed or the Distribution Agent shall subsequently purchase Bank Notes from the Bank as principal.

(e) Regulatory Reports. The Bank shall provide the Distribution Agents with copies of the publicly available portion of any reports required to be filed by the Bank or the Parent with any United States or state supervisory or regulatory authority as promptly as reasonably practicable after such reports become publicly available.

(f) Preparation of Pricing Supplements. The Bank will prepare, with respect to the Bank Notes to be sold through or to the Distribution Agents pursuant to this Agreement, a pricing supplement with respect to the Bank Notes in a form previously approved by the Distribution Agents.

(g) Blue Sky Qualifications. The Bank will endeavor, in cooperation with the Distribution Agents, to qualify the Bank Notes for offering and sale under the applicable securities laws of such states and other jurisdictions of the United States as the Distribution Agents may designate, and will maintain such qualifications in effect for as long as may be required for the distribution of the Bank Notes; provided, however, that the Bank shall not be obligated to file any general consent to service of process or to qualify as a foreign corporation in any jurisdiction in which it is not so qualified. The Bank will file such statements and reports as may be required by the laws of each jurisdiction in which the Bank Notes have been qualified as above provided. The Bank will promptly advise the Distribution Agents of the receipt by the Bank of any notification with respect to the suspension of the qualification of the Bank Notes for sale in any such state or jurisdiction or the initiating or threatening of any proceeding for such purpose.

(h) Stand-Off Agreement. In connection with a purchase by a Distribution Agent of Bank Notes as principal, between the date of the agreement to purchase such Bank Notes and the Settlement Date with respect to such purchase, the Bank will not, without the prior consent of the Distribution Agent who is party to such agreement, offer or sell, or enter into any agreement to sell, any debt securities of the Bank (other than the Bank Notes that are to be sold pursuant to such agreement and deposit and other bank obligations issued and sold directly by the Bank in the ordinary course of its business).

SECTION 5.        Payment of Expenses.

         Whether or not the transactions contemplated hereunder are consummated or this Agreement or any agreement by a Distribution Agent to purchase Bank Notes as principal is terminated, the Bank will pay all expenses incident to the performance of the Bank's obligations under this Agreement including, without limitation: (a) the preparation, printing and delivery of the Offering Circular and all amendments and supplements thereto; (b) the preparation and reproduction of this Agreement; (c) the preparation, issuance and delivery of the Bank Notes, including fees and expenses related to the use of book-entry notes; (d) the fees and disbursements of the Bank's counsel and accountants, of the Paying Agents, London Issuing Agent, Registrar, Transfer Agent and Listing Agent and of any calculation agents or exchange rate agents; (e) the reasonable fees and disbursements of counsel to the Distribution Agents incurred in connection with the establishment of the program relating to the Bank Notes and incurred from time to time in connection with the transactions contemplated thereby; (f) any fees charged by rating agencies for rating of the Bank Notes; (g) any advertising and other out-of-pocket expenses of the Distribution Agents incurred with the approval of the Bank; (h) the qualification of the Bank Notes under state securities laws in accordance with the provisions of Section 4(g) hereof, including the filing fees and the reasonable fees and disbursements of counsel for the Distribution Agents in connection therewith and in connection with the preparation of any Blue Sky Survey and any Legal Investment Survey; (i) the cost of preparing and providing any CUSIP or other identification numbers for the Bank Notes and (j) all fees payable to any exchange in connection with listing the Bank Notes on such exchange.

SECTION 6.        Conditions of Distribution Agents' Obligations.

         The obligations of the Distribution Agents to solicit offers to purchase the Bank Notes as agents of the Bank, the obligations of any purchasers of Bank Notes sold through a Distribution Agent as agent, and any obligation of a Distribution Agent to purchase Bank Notes pursuant to any agreement by such Distribution Agent to purchase Bank Notes as principal (or otherwise), will be subject at all times to the accuracy in all material respects of the representations and warranties on the part of the Bank herein and to the accuracy in all material respects of the statements of the Bank's and the Parent's officers made in any certificate furnished pursuant to the provisions hereof, to the performance and observance in all material respects by the Bank of all covenants and agreements herein contained and to the following additional conditions precedent:

(a) Legal Opinions. On the date hereof, and, if required pursuant to Section 8(c) hereof, on each Settlement Date, the Distribution Agents shall have received the following legal opinions, dated as of the date hereof or the Settlement Date, as the case may be, and in form and substance satisfactory to the Distribution Agents:

(i) Opinions of Counsel to the Bank and the Parent. The opinion of John G. Finneran, Jr., Counsel to the Bank and the Parent, substantially in the form of Exhibit C.

(ii) Opinion of Counsel to the Distribution Agents. The opinion of Brown & Wood LLP, counsel to the Distribution Agents, covering such matters as they may request.

(b) Officers'  Certificates.  On the date hereof,  and, if required  pursuant to
Section 8(b) hereof, on each Settlement Date, the Distribution Agents shall have received a certificate of (i) the President, Senior Vice President or Vice President, and the Chief Financial Officer, Chief Accounting Officer or Treasurer of the Bank satisfactory to the Distribution Agents, substantially in the form of Exhibit D hereto and (ii) the President, Senior Vice President or Vice President, and the Chief Financial Officer, Chief Accounting Officer or Treasurer of the Parent satisfactory to the Distribution Agents, substantially in the form of Exhibit E hereto, each dated the date hereof or the Settlement Date, as the case may be.

(c) Representations Certificate. On the date hereof, the Distribution Agents shall have received a certificate of the Parent, substantially in the form of Exhibit F hereto.

(d)  Accountants'  Letter.  On the date  hereof,  and, if  required  pursuant to
Section 8(d) hereof, on each Settlement Date, the Distribution Agents shall have received a letter from Ernst & Young LLP, independent accountants to the Bank and the Parent, dated as of the date hereof or the Settlement Date, as the case may be, and in form and substance satisfactory to the Distribution Agents.

(e) Other Documents. On the date hereof and on each Settlement Date, counsel to the Distribution Agents shall have been furnished with such documents and opinions as such counsel may reasonably request for the purpose of enabling such counsel to pass upon the issuance and sale of the Bank Notes as herein contemplated and related proceedings, or in order to evidence the accuracy and completeness of any of the representations and warranties, or the fulfillment of any of the conditions, herein contained; and all proceedings taken by the Bank in connection with the issuance and sale of Bank Notes as herein contemplated shall be satisfactory in form and substance to the Distribution Agents and to counsel to the Distribution Agents.

         If any condition specified in this Section 6 shall not have been fulfilled when and as required to be fulfilled, this Agreement (or, at the option of the Distribution Agent, any applicable agreement by such Distribution Agent to purchase Bank Notes as principal) may be terminated by the Distribution Agents by written notice to the Bank at any time at or prior to the Closing Time and any such termination shall be without liability of any party to any other party, except that the provisions of Section 5 hereof, the indemnity and contribution agreement set forth in Sections 9 and 10 hereof, and the provisions of Sections 11, 14 and 15 hereof shall remain in effect.

SECTION 7. Delivery of and Payment for Bank Notes Sold through a Distribution Agent.

         Delivery of Bank Notes sold through a Distribution Agent as agent shall be made by the Bank to such Distribution Agent for the account of any purchaser only against payment therefor in immediately available funds. In the event that a purchaser shall fail either to accept delivery of or to make payment for a Bank Note on the date fixed for settlement, the Distribution Agent shall promptly notify the Bank and deliver the Bank Note to the Bank, and, if the Distribution Agent has theretofore paid the Bank for the Bank Note, the Bank will promptly return such funds to the Distribution Agent. If such failure shall have occurred for any reason other than default by the applicable Distribution Agent to perform its obligations hereunder, the Bank will reimburse such Distribution Agent on an equitable basis for its loss of the use of funds during the period when the funds were credited to the account of the Bank.

SECTION 8.        Additional Covenants of the Bank.

         The Bank covenants and agrees with each Distribution Agent that:

(a) Reaffirmation of Representations and Warranties. Each acceptance by the Bank of an offer for the purchase of Bank Notes (whether to a Distribution Agent as principal or through the Distribution Agent as agent), and each delivery of Bank Notes to the Distribution Agents, shall be deemed to be an affirmation that the representations and warranties of the Bank contained in this Agreement and in any certificate theretofore delivered to the Distribution Agents pursuant hereto are true and correct in all material respects at the time of such acceptance or sale, as the case may be, and an undertaking that such representations and warranties will be true and correct in all material respects at the time of delivery to the purchaser or his agent, or to the applicable Distribution Agent, of the Bank Note or Bank Notes relating to such acceptance or sale, as the case may be, as though made at and as of each such time (and it is understood that such representations and warranties shall relate to the Offering Circular as amended and supplemented to each such time, including any amendment resulting from the incorporation by reference of documents filed by the Bank or the Parent).

(b) Subsequent Delivery of Certificates. Each time that (i) the Offering Circular shall be amended or supplemented (other than by an amendment or supplement providing solely for a change in the interest rates or other variable terms of Bank Notes), (ii) there is filed with the Commission or any bank regulatory agency any document incorporated by reference into the Offering
Circular, but in no event more than once a quarter upon the filing of the Parent's Form 10-Q unless requested by the Distribution Agents, (iii) (if required in connection with the purchase of Bank Notes by a Distribution Agent as principal) the Bank sells Bank Notes to such Distribution Agent as principal or (iv) the Bank issues and sells Bank Notes in a form not previously certified to the Distribution Agents by the Bank, the Bank shall furnish or cause to be furnished forthwith to the Distribution Agents certificates from the Bank and the Parent dated the date of such amendment or supplement, the date of such filing, or the Settlement Date, as the case may be, to the effect that the statements contained in the certificates which were last furnished to the Distribution Agents by the Bank and the Parent pursuant to Section 6(b) hereof are true and correct in all material respects at the time of such amendment, supplement or sale, as the case may be, as though made at and as of such time (except that such statements shall be deemed to relate to the Offering Circular as amended and supplemented to such time, including any amendment resulting from incorporation by reference of documents filed by the Bank and the Parent) or, in lieu of such certificates, certificates of the same form as the certificates referred to in said Section 6(b), modified as necessary to relate to the Offering Circular as amended and supplemented to the time of delivery of such certificates.

(c) Subsequent Delivery of Legal Opinions. Each time that (i) the Offering Circular shall be amended or supplemented with respect to the Bank Notes (other than by an amendment or supplement (x) providing solely for a change in interest rates or other variable terms of the Bank Notes or similar changes, or (y) setting forth financial statements or other information as of and for a fiscal period (unless, in the reasonable judgment of the Distribution Agents, an opinion of counsel should be furnished in light of such an amendment)), (ii) there is filed with the Commission or any bank regulatory agency any document incorporated by reference into the Offering Circular, but in no event more than once a quarter upon the filing of the Parent's Form 10-Q unless requested by the Distribution Agents, (iii) (if required in connection with the purchase of Bank Notes by a Distribution Agent as principal) the Bank sells Bank Notes to such agent as principal or (iv) the Bank issues and sells Bank Notes in a form not previously certified to the Distribution Agents by the Bank, the Bank shall furnish or cause to be furnished forthwith to the Distribution Agents and the Distribution Agents' counsel a letter from each counsel last furnishing an opinion referred to in Section 6(a)(i) hereof (or such other counsel as may be acceptable to the Distribution Agents) to the effect that the Distribution Agents may rely on such last opinion to the same extent as though it were dated the date of such letter authorizing reliance (except that statements in such last opinion shall be deemed to relate to the Offering Circular as amended and supplemented to the time of delivery of such letter authorizing reliance) or in lieu of such letter, each such counsel (or such other counsel as may be acceptable to the Distribution Agents) may deliver a letter in the same form as its letter referred to in Section 6(a)(i) but modified, as necessary to relate to the Offering Circular as amended and supplemented to the time of delivery of such letter. With respect to this Section 8(c), the opinion referred to in
Section 6(a)(ii) will also be furnished in the same manner contemplated above but only pursuant to Section 8(c)(iii) above.

(d) Subsequent Delivery of Accountants' Letters. Each time that (i) the Offering Circular shall be amended or supplemented with respect to the Bank Notes (other than by an amendment or supplement providing solely for a change in interest rates or other variable terms of the Bank Notes), (ii) if requested by the Distribution Agents, but in any event at least once annually at the filing of the Parent's Form 10-K, there is filed with the Commission any document incorporated by reference into the Offering Circular, (iii) (if required in connection with the purchase of Bank Notes by a Distribution Agent as principal) the Bank sells Bank Notes to such agent as principal or (iv) (if required by a Distribution Agent) the Bank issues and sells Bank Notes in a form not previously certified to the Distribution Agents by the Bank, the Bank shall furnish or cause to be furnished forthwith to the Distribution Agents and the Distribution Agents' counsel a letter from Ernst & Young LLP reaffirming the statements made in its letter delivered pursuant to Section 6(d), or in lieu of such letter, Ernst & Young LLP may deliver a letter in the same form as its letter referred to in Section 6(d) but modified as necessary to relate to the Offering Circular as amended and supplemented to the time of delivery of such letter.

(e) Listing. In connection with any application to list Bank Notes on the Luxembourg Stock Exchange or any other stock exchange, the Bank will furnish from time to time any and all documents, instruments, information and undertakings and publish all advertisements or other material that may the necessary in order to effect such listing(s) and maintain such listing(s) until none of such Bank Notes is outstanding or until such time as payment in respect of principal, premium, if any, and interest in respect of all such Bank Notes has been duly provided for, whichever is earlier; provided, however, that if the Bank can no longer reasonably maintain such listing(s), it will use its best efforts to obtain and maintain the quotation for, or listing of, the Bank Notes on such other stock exchange or stock exchanges as the Bank may decide with the approval of the Distribution Agents.

SECTION 9.        Indemnification.

(a) Indemnification of Distribution Agents. The Bank agrees to indemnify and hold harmless each Distribution Agent, each person who controls any Distribution Agent and each affiliate of any Distribution Agent which assists such Distribution Agent in the distribution of the Bank Notes within the meaning of the 1933 Act or of the 1934 Act against any and all losses, claims, damages, expenses or liabilities, to which they or any of them may become subject under the 1933 Act or the 1934 Act or other Federal or state statutory law or regulation, at common law or otherwise, as incurred, insofar as such losses, claims, damages, expenses or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in the Offering Circular (including for purposes of this Section 9 all amendments and supplements thereto and any of the documents incorporated by reference therein), or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and agrees to reimburse each such indemnified party for any legal or other expenses reasonably incurred by them, as incurred, in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Bank will not be liable in any such case to the extent that any such loss, claim, damage, expense or liability arises out of or is based upon any such untrue statement or alleged untrue statement or omission or alleged omission made therein in reliance upon and in conformity with written information furnished to the Bank by or on behalf of any Distribution Agent specifically for use in the Offering Circular.

(b) Indemnification of the Bank. Each Distribution Agent severally agrees to indemnify and hold harmless the Bank and each person who controls the Bank within the meaning of the 1933 Act or of the 1934 Act to the same extent as the foregoing indemnity from the Bank to each Distribution Agent, but only with reference to written information furnished to the Bank by or on behalf of such Distribution Agent specifically for use in the Offering Circular. This indemnity agreement will be in addition to any liability which any Distribution Agent may otherwise have.

         If any suit, action, proceeding (including any governmental or regulatory investigation), claim or demand shall be brought or asserted against any person in respect of which indemnity may be sought pursuant to either of the two preceding paragraphs, such person (the "Indemnified Person") shall promptly notify the person against whom such indemnity may be sought (the "Indemnifying Person") in writing, and the Indemnifying Person, upon request of the
Indemnified Person, shall retain counsel reasonably satisfactory to the Indemnified Person to represent the Indemnified Person and any others the Indemnifying Person may designate in such proceeding and shall pay the fees and expenses of such counsel related to such proceeding. In any such proceeding, any Indemnified Person shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Person unless (i) the Indemnifying Person and the Indemnified Person shall have mutually agreed to the contrary, (ii) the Indemnifying Person has failed within a reasonable time to retain counsel reasonably satisfactory to the Indemnified Person or (iii) the named parties in any such proceeding (including any impleaded parties) include both the Indemnifying Person and the Indemnified Person and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. It is understood that the Indemnifying Person shall not, in connection with any proceeding or related proceeding in the same jurisdiction, be liable for the fees and expenses of more than one separate firm (in addition to any local counsel) for all Indemnified Persons, and that all such fees and expenses shall be reimbursed as they are incurred. Any such separate firm for the Distribution Agents, each affiliate of any Distribution Agent which assists such Distribution Agent in the distribution of the Bank Notes and such control persons of the Distribution Agents shall be designated in writing by J.P. Morgan Securities Inc. or, if J.P. Morgan Securities Inc. is not an Indemnified Party, by the Distribution Agents that are Indemnified Parties and any such separate firm for the Bank, its directors, its officers and such control persons of the Bank or authorized representatives shall be designated in writing by the Bank. The Indemnifying Person shall not be liable for any settlement of any proceeding effected without its written consent, but if settled with such consent or if there be a final judgment for the plaintiff, the Indemnifying Person agrees to indemnify any Indemnified Person from and against any loss or liability by reason of such settlement or judgment. Notwithstanding the foregoing sentence, if at any time an Indemnified Person shall have requested an Indemnifying Person to reimburse the Indemnified Person for fees and expenses of counsel as contemplated by the third sentence of this paragraph, the Indemnifying Person agrees that it shall be liable for any settlement of any proceeding effected without its written consent if (i) such settlement is entered into more than 30 days after receipt by such Indemnifying Person of the aforesaid request and (ii) such Indemnifying Person shall not have reimbursed the Indemnified Person in accordance with such request prior to the date of such settlement. No Indemnifying Person shall, without the prior written consent of the Indemnified Person, effect any settlement of any pending or threatened proceeding in respect of which any Indemnified Person is or could have been a party and indemnity could have been sought hereunder by such Indemnified Person, unless such settlement includes an unconditional release of such Indemnified Person from all liability on claims that are the subject matter of such proceeding.

SECTION 10.       Contribution.

         If the indemnification provided for in paragraphs (a) or (b) of Section 9 is unavailable to an Indemnified Person or insufficient in respect of any losses, claims, damages or liabilities referred to therein in connection with any offering of Bank Notes, but is applicable in accordance with its terms, then each Indemnifying Person under such paragraph, in lieu of indemnifying such Indemnified Person thereunder, shall contribute to the amount paid or payable by such Indemnified Person as a result of such losses, claims, damages or liabilities (i) in such proportion as is appropriate to reflect the relative benefits received by the Bank on the one hand and each Distribution Agent on the other from the offering of the Bank Notes or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Bank on the one hand and each Distribution Agent on the other in connection with the statements or omissions that resulted in such losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The relative benefits received by the Bank on the one hand and each Distribution Agent on the other in connection with the offering of such Bank Notes shall be deemed to be in the same respective proportion as the net proceeds from the offering of such Bank Notes (before deducting expenses) received by the Bank and the total discounts and commissions received by each Distribution Agent in respect thereof bear to the aggregate offering price of such Bank Notes. The relative fault of the Bank on the one hand and of each Distribution Agent on the other shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Bank or by such Distribution Agent and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or the omission or alleged omission.

         The Bank and each Distribution Agent agrees that it would not be just and equitable if contribution pursuant to this Section 10 were determined by pro rata allocation (even if all Distribution Agents were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to above in this Section 10. The amount paid or payable by an Indemnified Person as a result of the losses, claims, damages and liabilities referred to above in Sections 9 and 10 shall be deemed to include, subject to the limitations set forth above, any legal or other expenses incurred by such Indemnified Person in connection with investigating or defending any such action or claim. Notwithstanding the provisions of Sections 9 and 10, in no event shall a Distribution Agent be required to contribute any amount in excess of the amount by which the total price at which the Bank Notes referred to in Section 10 that were sold by or through such Distribution Agent exceeds the amount of any damages that such Distribution Agent has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. The obligation of each Distribution Agent to contribute pursuant to this Section 10 is several (in the proportion that the principal amount of the Bank Notes the sale of which by or through such Distribution Agent gave rise to such losses, claims, damages or liabilities bears to the aggregate principal amount of the Bank Notes the sale of which by or through any Distribution Agent gave rise to such losses, claims, damages or liabilities) and is not joint.

SECTION 11.      Representations, Warranties and Agreements to Survive Delivery.

         All representations, warranties and agreements contained in this Agreement or contained in certificates of officers of the Bank pursuant hereto, shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of the Distribution Agents or any controlling person of a Distribution Agent, or by or on behalf of the Bank, and shall survive each delivery of and payment for any of the Bank Notes.

SECTION 12.       Termination.

(a) Termination of this Agreement. This Agreement (excluding any agreement hereunder by a Distribution Agent to purchase Bank Notes as principal) may be terminated for any reason, at any time by either the Bank or any of the Distribution Agents as to itself, immediately upon the giving of 30 days written notice of such termination to the other party hereto in accordance with the provisions of Section 13 hereof.

(b) Termination of an Agreement to Purchase Bank Notes as Principal. A Distribution Agent may terminate an agreement hereunder by such Distribution Agent to purchase Bank Notes as principal, immediately upon written notice to the Bank, at any time prior to the Settlement Date relating thereto (i) if there has been, since the date of such agreement or since the respective dates as of which information is given in the Offering Circular, any material adverse change in the condition, financial or otherwise, or in the earnings, business affairs or business prospects of the Bank and its subsidiaries, or of the Parent and its subsidiaries, as the case may be, considered as one enterprise, whether or not arising in the ordinary course of business, or (ii) if there shall have occurred any material adverse change in the financial markets in the United States or any outbreak or escalation of hostilities or other national or international calamity or crisis the effect of which is such as to make it, in the judgment of such Distribution Agent, impracticable to market the Bank Notes or enforce contracts for the sale of the Bank Notes, or (iii) there shall have occurred a change in international financial, political or economic conditions or currency exchange rates or exchange controls as would be likely to prejudice materially the sale by such Distribution Agent of the Bank Notes, or (iv) if trading in any securities of the Bank or the Parent shall have been suspended by the Commission or a national securities exchange, or if trading generally on either the American Stock Exchange, the New York Stock Exchange or the Chicago Board of Trade shall have been suspended, or minimum or maximum prices for trading shall have been fixed, or maximum ranges for prices for securities shall have been required, by either of said exchanges or by order of the Commission or any other governmental authority, or if a banking moratorium shall have been declared by either federal, New York State or the Commonwealth of Virginia authorities, as the case may be, or (v) if the rating assigned by any nationally recognized securities rating agency to any debt securities of the Bank or the Parent as of the date of any agreement by a Distribution Agent to purchase the Bank Notes as principal shall have been lowered since that date or if any such rating agency shall have publicly announced that it has placed under surveillance or review, other than with positive implications, its rating of any debt securities or deposits of the Bank or the Parent, or (vi) if there shall have come to such Distribution Agent's attention any facts that would cause such Distribution Agent to believe that the Offering Circular or any amendments thereto or supplements thereof, at the time it was required to be delivered to a purchaser of Bank Notes, contained an untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements therein, in light of the circumstances existing at the time of such delivery, not misleading.

(c)      General.

         In the event of any such termination, none of the parties will have any liability to the other parties hereto, except that (i) the Distribution Agents shall be entitled to any commissions earned in accordance with the third paragraph of Section 3(b) hereof, (ii) if at the time of termination (a) a Distribution Agent shall own any Bank Notes purchased with the intention of reselling them or (b) an offer to purchase any of the Bank Notes has been accepted by the Bank but the time of delivery to the purchaser or his agent of the Bank Note or Bank Notes relating thereto has not occurred, the covenants set forth in Sections 4 and 8 hereof shall remain in effect until such Bank Notes are so resold or delivered, as the case may be, and (iii) the provisions of
Section 5 hereof, the indemnity and contribution agreements set forth in Sections 9 and 10 hereof, and the provisions of Section 11, 14 and 15 hereof shall remain in effect.

SECTION 13.       Notices.

         Unless otherwise provided herein, all notices required under the terms and provisions hereof shall be in writing, either delivered by hand, by mail or by telex, telecopier or telegram, and any such notice shall be effective when received at the address specified below.

      If to the Bank:

               Capital One Bank
               8000 Jones Branch Road
               McLean, Virginia 22102
               Attention:  Treasurer
               Facsimile Number: (703) 875-1099


      If to the Parent:

               Capital One Financial Corporation
               2980 Fairview Park Drive
               Falls Church, Virginia 22042-4525
               Attention: Senior Vice President, Corporate Financial Management Facsimile Number: (703) 205-1088


      If to J.P. Morgan Securities Inc.:
               J.P. Morgan Securities Inc.
               60 Wall Street, 5th Floor
               New York, New York  10260
               Attention:  Transaction Execution Group
               Facsimile Number:  (212) 648-5151


If to any other Distribution Agent, at the address specified in Schedule 1 hereto, or at such other address as such party may designate from time to time by notice duly given in accordance with the terms of this Section 13.

SECTION 14.       Parties.

         This Agreement shall inure to the benefit of and be binding upon the Distribution Agents, the Bank and their respective successors. Nothing expressed or mentioned in this Agreement is intended or shall be construed to give any person, firm or corporation, other than the parties hereto and their respective successors and the controlling persons and officers and directors referred to in Sections 9 and 10 and their heirs and legal representatives, any legal or equitable right, remedy or claim under or in respect of this Agreement or any provision herein or therein contained. This Agreement and all conditions and provisions hereof and thereof are intended to be for the sole and exclusive benefit of the parties hereto and respective successors and said controlling persons and officers and directors and their heirs and legal representatives, and for the benefit of no other person, firm or corporation. No purchaser of Bank Notes shall be deemed to be a successor by reason merely of such purchase.

SECTION 15.       Governing Law.

         This Agreement and all the rights and obligations of the parties shall be governed by and construed in accordance with the laws of New York applicable to agreements made and to be performed in such state without regard to its conflicts of laws principles. Any suit, action or proceeding brought by the Bank or the Parent in connection with or arising under this Agreement shall be brought solely in the state or federal court of appropriate jurisdiction located in the Borough of Manhattan, The City of New York.

SECTION 16.       Counterparts.

         This Agreement may be executed by any one or more of the parties hereto in any number of counterparts, each of which shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.

         If the foregoing is in accordance with the your understanding of our agreement, please sign and return to the Bank a counterpart hereof, whereupon this instrument along with all counterparts will become a binding agreement between each of the Distribution Agents and the Bank in accordance with its terms.

                                                    Very truly yours,


                                                    CAPITAL ONE BANK


                                                    By: __/s/___________________
                                                         Name:
                                                         Title:



CONFIRMED AND ACCEPTED,
as of the date first above written:


J.P. MORGAN SECURITIES INC.


By: __/s/___________________
     Name:
     Title:


J.P. MORGAN SECURITIES LTD.


By: __/s/___________________
     Name:
     Title:

ABN AMRO INCORPORATED


By: __/s/___________________
     Name:
     Title:


ABN AMRO BANK N.V.


By: __/s/___________________
     Name:
     Title:


BANC OF AMERICA SECURITIES LLC


By: __/s/___________________
     Name:
     Title:


BANK OF AMERICA INTERNATIONAL LIMITED


By: __/s/___________________
     Name:
     Title:


BARCLAYS CAPITAL INC.


By: __/s/___________________
     Name:
     Title:


BARCLAYS BANK PLC


By: __/s/___________________
     Name:
     Title:

CHASE SECURITIES INC.


By: __/s/___________________
     Name:
     Title:


CHASE MANHATTAN INTERNATIONAL LIMITED


By: __/s/___________________
     Name:
     Title:


CREDIT SUISSE FIRST BOSTON CORPORATION


By: __/s/___________________
     Name:
     Title:


CREDIT SUISSE FIRST BOSTON (EUROPE) LIMITED


By: __/s/___________________
     Name:
     Title:


DEUTSCHE BANK SECURITIES INC.


By: __/s/___________________
     Name:
     Title:


DEUTSCHE BANK AG LONDON


By: __/s/___________________
     Name:
     Title:

DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION


By: __/s/___________________
     Name:
     Title:


DONALDSON, LUFKIN & JENRETTE INTERNATIONAL


By: __/s/___________________
     Name:
     Title:


MORGAN STANLEY & CO. INCORPORATED


By: __/s/___________________
     Name:
     Title:


MORGAN STANLEY & CO. INTERNATIONAL LIMITED


By: __/s/___________________
     Name:
     Title:


SALOMON SMITH BARNEY INC.


By: __/s/___________________
     Name:
     Title:


SALOMON BROTHERS INTERNATIONAL LIMITED


By: __/s/___________________
     Name:
     Title:

                                                                      SCHEDULE 1



J.P. MORGAN SECURITIES INC.            Address for notices:
60 Wall Street                         60 Wall Street, 5th Floor
New York, New York 10260               New York, New York 10260
                                       Attention:   Transaction Execution Group
                                       Telephone:   (212) 648-0234
                                       Facsimile:   (212) 648-5151

J.P. MORGAN SECURITIES LTD.            Address for notices:
60 Victoria Embankment                 60 Victoria Embankment, 4th Floor
London EC4Y OJP                        London EC4Y OJP
                                       Attention:  Transaction Execution Group
                                       -- Mary Hustings
                                       Telephone:  011-44-207-325-5633
                                       Facsimile:  011-44-207-325-8240

ABN AMRO INCORPORATED                  Address for notices:
1290 Avenue of the Americas            1290 Avenue of the Americas
New York, NY  10104                    New York, NY  10104
                                       Attention:  Marc Egert
                                       Telephone:  (212) 314-1858

ABN AMRO BANK N.V.                     Address for notices:
250 Bishopsgate                        250 Bishopsgate
London EC2M 4AA                        London EC2M 4AA
United Kingdom                         United Kingdom

BANC OF AMERICA SECURITIES LLC         Address for notices:
100 North Tyron Street, 7th Floor      100 North Tyron Street, 7th Floor
Charlotte, NC  28255                   Charlotte, NC  28255
                                       Attention:  MTN Desk
                                       Telephone:  (704) 386-6616
                                       Facsimile:  (704) 388-9939

BANK OF AMERICA INTERNATIONAL LIMITED  Address for notices:
1 Alie Street                          1 Alie Street
London, E18DE                          London, E18DE
United Kingdom                         United Kingdom
                                       Attention:  New Issues/Syndicate
                                       Telephone:  011-44-207-634-4903
                                       Facsimile:  011-44-207-634-4937

BARCLAYS CAPITAL INC.                  Address for notices:
222 Broadway                           222 Broadway, 7th Floor
New York, New York   10038             New York, New York  10038
                                       Attention:     Eric Jaeger
                                       Telephone:     (212) 412-2973
                                       Facsimile:     (212) 412-5610

BARCLAYS BANK PLC                      Address for notices:
5 The North Colonnade                  5 The North Colonnade
Canary Wharf                           Canary Wharf
London E14 4BB                         London E14 4BB
                                       Attention:     MTN Dealers
                                       Telephone:     011-44-207-773-9090
                                       Facsimile:     011-44-207-773-4876
                                       Telex: 94020039 BAR G

CHASE SECURITIES INC.                  Address for notices:
270 Park Avenue                        270 Park Avenue
New York, NY 10017                     New York, NY 10017
                                       Attention:     Medium-Term Note Desk
                                       Telephone:     (212) 834-1421
                                       Facsimile:     (212) 834-6081

CHASE MANHATTAN INTERNATIONAL LIMITED  Address for notices:
125 London Wall                        125 London Wall
London, EC2Y 5AJ                       London, EC2Y 5AJ
United Kingdom                         United Kingdom
                                       Attention:     New Issues Desk
                                       Telephone:     011-44-207-777-3900
                                       Facsimile:     011-44-207-777-3144
                                       Telex:  9406-0177 CMIL G

CREDIT SUISSE FIRST BOSTON CORPORATION Address for notices:
11 Madison Avenue                      11 Madison Avenue
New York, NY  10010                    New York, NY  10010
                                       Attention:     Sharon Harrison
                                       Telephone:     (212) 325-2501
                                       Facsimile:     (212) 325-8007

CREDIT SUISSE FIRST BOSTON (EUROPE)
   LIMITED                             Address for notices:
One Cabot Square                       One Cabot Square
London E14 4QJ                         London E14 4QJ
United Kingdom                         United Kingdom
                                       Attention:     MTN Trading Desk
                                       Telephone:     011-44-207-888-4021
                                       Facsimile:     011-44-207-888-3719

DEUTSCHE BANK SECURITIES INC.          Address for notices:
31 West 52nd Street, 3rd Floor         31 West 52nd Street, 3rd Floor
New York, NY  10019                    New York, NY  10019

DEUTSCHE BANK AG LONDON                Address for notices:
Winchester House                       Winchester House
1 Great Winchester Street              1 Great Winchester Street
London EC2N 4DB                        London EC2N 2DB
                                       Attention:  MTN Desk
                                       Telephone:  011-44-207-545-2761
                                       Facsimile:  011-44-207-541-2761

DONALDSON, LUFKIN & JENRETTE           Address for notices:
   SECURITIES CORPORATION              277 Park Avenue, 9th Floor
277 Park Avenue                        New York, NY  10172
New York, NY  10172                    Attention:  Michael Waters
                                       Telephone:  (212) 892-3035

DONALDSON, LUFKIN & JENRETTE           Address for notices:
   INTERNATIONAL                       99 Bishopsgate
99 Bishopsgate                         London EC2M 2YF
London EC2M 3YF                        United Kingdom
United Kingdom                         Attention:  Dennis Redburn
                                       Telephone:  011-44-207-655-7071
                                       Facsimile:  011-44-207-655-7220


MORGAN STANLEY & CO. INCORPORATED      Address for notices:
1585 Broadway,  2nd Floor              1585 Broadway,  2nd Floor
New York, NY 10035                     New York, NY 10035
                                       Attn: Manager-Continuously Offered
                                          Products
                                       Telephone:  (212) 761-4000
                                       Facsimile:  (212) 761-0780
                                       with a copy to:
                                       Att:Peter Cooper
                                           Investment Banking Information Center
                                           29th Floor
                                       Telephone:     (212) 761-8385
                                       Facsimile:     (212) 761-0260

MORGAN STANLEY & CO.                   Address for notices:
     INTERNATIONAL LIMITED             25 Cabot Square
25 Cabot Square                        Canary Wharf
Canary Wharf                           London E14 4QA
London E14 4QA                         United Kingdom
United Kingdom                         Attn:  Debt Capital Markets
                                       Telephone:  011-44-207-425-7730
                                       with a copy to:
                                       Attn:  Peter Cooper
                                           Investment Banking Information Center
                                           29th Floor
                                       Telephone:  (212) 761-8385
                                       Facsimile:  (212) 761-0260

SALOMON SMITH BARNEY INC.              Address for notices:
7 World Trade Center                   390 Greenwich Street, 4th Floor
New York, New York  10048              New York, New York  10013
                                       Attention:  Peter Ahern
                                       Telephone:  (212) 723-6104
                                       Facsimile:  (212) 723-8670

SALOMON BROTHERS                       Address for notices:
     INTERNATIONAL LIMITED             Victoria Plaza
Victoria Plaza                         111 Buckingham Palace Road
111 Buckingham Palace Road             London SW1W 0SB
London SW1W 0SB                        Attention:  MTN Desk
                                       Telephone:  020-0721-4228
                                       Facsimile:  020-7721-2829

                                                                       EXHIBIT A


         The following terms, if applicable, shall be agreed to by the Distribution Agent and the Bank in connection with each sale of Bank Notes to the Distribution Agent (and unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Offering Circular).

DESCRIPTION OF THE NOTES

1.    Specified Currency and Principal Amount:

2.    Senior or Subordinated:

3.    Original Issue Date:

4.    Stated Maturity Date:

5.    Issue Price:

6.    (a) Authorized Denomination(s):

      (b) Redenomination (Yes/No):
          [If yes, give details]

7.    Form of Note (Registered or Bearer):

8.    (a) Series Number:

      (b) If forming part of an existing Series (Yes/No):
          [If yes, give details]

9.    Interest Period:

                  One Month

                  Three Months

                  Six Months

                  Twelve Months

                  Other (Specify Number of Months):

10.   Interest Payment Date(s):

11.   Record Dates (for Registered Notes with Maturities Greater than One Year):

12.   Exchange Rate Agent (Registered Notes and Dual Currency Notes):

13.   Default Rate (if other than Interest Rate):         % per annum

14.   PROVISIONS RELATING TO INTEREST (IF ANY) PAYABLE

15.   FIXED RATE NOTES

16.   Interest Rate:    % per annum.

17.   Day Count Convention:

         30/360 for the period from_______to_______

         Actual/360 for the period from________to________

         Actual/Actual for the period from________to________

         Other (specify convention and applicable period):

FLOATING RATE NOTES

18.   Interest Rate Determination:

                  ISDA Rate

                  Reference Rate Determination

19.   Calculation Agent, if not The Chase Manhattan Bank:

20.   Maximum Interest Rate:     % per annum

21.   Minimum Interest Rate:     % per annum

22.   Day Count Convention:

                  30/360 for the period from________to________

                  Actual/360 for the period from________to________

                  Actual/Actual for the period from________to_________

                  Other (specify convention and applicable period):

23.   Business Day Convention:

                  Floating Rate Convention

                  Following Business Day Convention

                  Modified Following Business Day Convention

                  Preceding Business Day Convention

                     Other (specify):

ISDA RATE

24.   Margin:  [+/-]             % per annum

25.   Floating Rate Option:

26.   Designated Maturity:

27.   Reset Date:

REFERENCE RATE DETERMINATION

28.   Initial Interest Rate:

29.   Index Maturity:

30.   Interest Rate Basis or Bases:

      If CMT Rate:       Designated CMT Telerate Page:

                         Designated CMT Maturity Index:

      IF EURIBOR:

      If LIBOR:            LIBOR Telerate
                              Page:

                           LIBOR Reuters
                              Page:

31.   Index Currency:

32.   Spread:  [+/-]             % per annum

33.   Spread Multiplier:

34.   Initial Interest Reset Date:

35.   Interest Reset Period:

36.   Interest Reset Dates:

37.   Interest Calculation:

                  Regular Floating Rate Note

                  Floating Rate/Fixed Rate Note
                        Fixed Rate Commencement Date:      % per annum
                        Fixed Interest Rate:

                  Inverse Floating Rate Note:              % per annum
                        Fixed Interest Rate:

PROVISIONS REGARDING REDEMPTION/REPAYMENT

38.   Initial Redemption Date:

39.   Initial Redemption Percentage:

40.   Annual Redemption Percentage Reduction:

41.   Holder's Optional Repayment Date(s):

DISCOUNT NOTES (INCLUDING ZERO COUPON NOTES)

42.   Discount Note (Yes/No):

               If Yes:  Total Amount of OID:

                        Yield to Maturity:

                        Initial Accrual Period:  %

                        Issue Price:

INDEXED NOTES

43.   Index:  [give details]

44.   Formula:

45. Agent, if any, responsible for calculating the principal and/or interest payable:

46. Provisions where calculation by reference to Index and/or Formula is impossible or impracticable:

DUAL CURRENCY NOTES

47.   Dual Currency Notes (Yes/No):

               If Yes:  Face Amount:

                        Face Amount Currency:

                        Optional Payment Currency:

                        Option Election Dates:  [give details]

48.   Designated Exchange Rate:

49.   Option Value Calculation Agent:

50. Agent, if any, responsible for calculating the principal and/or interest payable:

INSTALLMENT NOTES

51.   Additional provisions relating to Installment Notes:

PARTLY PAID NOTES

52.   Additional provisions relating to Partly Paid Notes:

GENERAL PROVISIONS

53.   Additional or different Paying Agents:

54.   Additional or different Registrars:

55.   Additional or different London Issuing Agents:

56.   Additional or different Transfer Agents:

57.   "Business  Day" definition (if  other  than as defined in the Offering
      Circular):

58. Cost, if any, to be borne by Noteholders in connection with exchanges for Definitive Bearer Notes:

59. Talons for future Coupons or Receipts to be attached to Definitive Bearer Notes (Yes/No) and dates on which such Talons mature:

                  [If yes, give details]

60.   Additional selling restrictions:  [give details]

61.   CUSIP:

      ISIN:

      Common Code:

      Other (specify):

62.   Details of additional/alternative clearance system approved by the Bank:

63.   Notes to the listed (Yes/No):

                  If Yes, stock exchange(s):

64.   Syndicated Issue (Yes/No):

                  If Yes, names of managers and details of relevant stabilizing manager, if any:

65.   Clearance System(s):

                  DTC only

                  Euroclear and Clearstream, Luxembourg only

                  DTC, and Euroclear and Clearstream, Luxembourg through DTC

                  DTC, Euroclear and Clearstream, Luxembourg

                  Other:

66.   Name(s) of relevant Distribution Agent(s):

67.   Other terms or special conditions:

68.   Tax considerations:

69.   Discount or Commission per Note:

                                                                       EXHIBIT B


         As compensation for the services of the Distribution Agents hereunder, the Bank shall pay the applicable Distribution Agent, on a discount basis, a commission for the sale of each Bank Note equal to the principal amount of the Bank Note multiplied by the appropriate percentage set forth below, as agreed upon by the applicable Distribution Agent and the Bank:

                      Global Bank Notes Commission Schedule

                                                            PERCENT OF PRINCIPAL
MATURITY RANGES                                                   AMOUNT

7 days to less than 9 months ............................         .050%
From 9 months to less than 1 year .......................         .125%
From 1 year to less than 18 months ......................         .150%
From 18 months to less than 2 years .....................         .200%
From 2 years to less than 3 years .......................         .250%
From 3 years to less than 4 years .......................         .350%
From 4 years to less than 5 years .......................         .450%
From 5 years to less than 6 years .......................         .500%
From 6 years to less than 7 years .......................         .550%
From 7 years to less than 10 years ......................         .600%
From 10 years to less than 15 years .....................         .625%
Greater than and including 15 years .....................   [to be negotiated at
                                                              the time of sale]

             [FORM OF OPINION OF COUNSEL TO THE BANK AND THE PARENT]

                                                                       EXHIBIT C


                                                                          [Date]


J.P. MORGAN SECURITIES INC.
60 Wall Street
New York, New York 10260
(OTHER DISTRIBUTION AGENTS)

Ladies and Gentlemen:


                  I am the General Counsel of Capital One Bank (the "Bank") and Capital One Financial Corporation (the "Parent") and, together with other attorneys under my supervision have acted as counsel to the Bank and the Parent, in connection with the execution today (i) by you and the Bank of the Distribution Agreement (the "Distribution Agreement"), (ii) by the Parent of the Representations Certificate pursuant to Section 6(c) of the Distribution Agreement (the "Representations Certificate"), and (iii) by the Bank and The
Chase Manhattan Bank, The Chase Manhattan Bank, London Branch and Kredietbank S.A. Luxembourgeoise (together, the "Paying Agents") of the Global Agency Agreement (the "Global Agency Agreement"), the Interest Calculation Agreement between the Bank and The Chase Manhattan Bank dated as of June 6, 2000 (the "Interest Calculation Agreement"), the Exchange Rate Agent Agreement between the Bank and The Chase Manhattan Bank dated June 6, 2000 (the "Exchange Rate Agent Agreement) and (iv) by the Bank and The Chase Manhattan Bank and The Depository Trust Company of the Short-Term and Medium-Term Letters of Representations (the "Letters of Representations"), all of which are dated June 6, 2000, relating to the issuance and sale by the Bank of its (i) senior bank notes (the "Senior Notes") and (ii) subordinated bank notes (the "Subordinated Notes" and together with the Senior Notes, the "Bank Notes"). The Bank Notes have maturities of 30 days to 30 years or more from date of issue. This opinion letter is furnished pursuant to Section 6(a)(i) of the Distribution Agreement. Capitalized terms used herein and not otherwise defined have the meanings set forth in the Distribution Agreement.

     In arriving at the opinions expressed below, we have examined and relied on the following documents:

(a) an executed copy of the Distribution Agreement, the Representations Certificate, the Global Agency Agreement, the Exchange Rate Agent Agreement and the Interest Calculation Agreement;
(b)  the Offering Circular;
(c)  specimens of the Bank Notes; and
(d) the documents delivered to you by the Bank and the Parent at the closing pursuant to the Distribution Agreement.

In addition, we have examined and relied on the originals or copies certified or otherwise identified to my satisfaction of all such corporate records of the Bank and the Parent and such other instruments and other certificates of public officials, officers and representatives of the Bank and the Parent and such other persons, and I have made such investigations of law, as I have deemed appropriate as a basis for the opinions expressed below. In rendering the opinions expressed below, I have assumed and have not verified that the signatures on all documents that I have examined are genuine, that all copies of documents that I have examined conform to the originals thereof, and that the Bank Notes conform to the specimen thereof that I have examined.

     Based on the foregoing, it is our opinion that:

1. The Bank is a banking corporation validly existing and in good standing under the laws of the Commonwealth of Virginia. The Parent is a corporation validly existing and in good standing under the laws of the State of Delaware and is qualified to do business as a foreign corporation in the Commonwealth of Virginia. The Bank is a wholly-owned subsidiary of the Parent, which has securities registered under the Securities Exchange Act of 1934, as amended.

2. The Distribution Agreement, the Global Agency Agreement, the Interest Calculation Agreement, the Exchange Rate Agent Agreement and the Letters of Representations have been duly authorized, executed and delivered by the Bank and, assuming due authorization, execution and delivery by all parties thereto other than the Bank, are legal, valid, binding and enforceable agreements of the Bank, subject to applicable bankruptcy, liquidation, insolvency, fraudulent transfer, reorganization, moratorium, conservatorship, receivership, and similar laws of general applicability relating to, or affecting, creditors' rights and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law) and, subject, as to any indemnification or contribution obligation, to public policies which might affect such obligations.

3. The Representations Certificate has been duly authorized, executed and delivered by a duly authorized officer of the Parent and, assuming due authorization, execution and delivery of the Distribution Agreement, the Global Agency Agreement, the Interest Calculation Agreement and the Exchange Rate Agent Agreement by all parties thereto other than the Bank, is a legal, valid, binding and enforceable agreement of the Parent, subject to applicable bankruptcy, liquidation, insolvency, fraudulent transfer, reorganization, moratorium, conservatorship, receivership and similar laws of general applicability relating to, or affecting, creditors' rights and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law) and, subject, as to any indemnification or contribution obligation, to public policies which might affect such obligations.

4. The Bank Notes have been duly authorized for issuance and sale pursuant to the Distribution Agreement and, when issued and authenticated against payment of the consideration therefor, the Bank Notes will be legal, valid, binding and enforceable obligations of the Bank, subject to applicable bankruptcy, liquidation, insolvency, fraudulent transfer, reorganization, moratorium, conservatorship, receivership, and similar laws of general applicability relating to, or affecting creditors rights and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

5. The execution, issuance and delivery by the Bank of the Bank Notes, the execution, delivery and performance by the Bank of the Distribution Agreement, the Global Agency Agreement, the Interest Calculation Agreement, the Exchange Rate Agency Agreement, the Letters of Representations and any agreement by an agent party to the Distribution Agreement to purchase the Bank Notes as principal, and the execution, delivery and performance by the Parent of the Representations Certificate, do not violate any law, rule, regulation, order, judgment or decree applicable to the Parent and its subsidiaries or the Bank and its subsidiaries, if any, or violate any provision of each of the Bank's or the Parent's Charter, Bylaws, or Articles of Incorporation, as the case may be, or conflict with or result in a material breach of or constitute a material default under, or result in the creation or imposition of any material lien, charge or encumbrance upon any property or assets of the Parent and its subsidiaries or the Bank and its subsidiaries, if any, pursuant to any contract, indenture, mortgage, loan agreement, note, lease or other instrument known to me to which the Parent or any of its subsidiaries or the Bank and its subsidiaries if any, or the property of any of them, is bound or subject.

6. The Bank Notes are exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended (the "1933 Act"), and neither registration of the Bank Notes under the 1933 Act, nor qualification of an indenture under the Trust Indenture Act of 1939, as amended, will be required in connection with the offer, sale, issuance or delivery of the Bank Notes pursuant to the Distribution Agreement or any applicable agreement by an agent party to the Distribution Agreement to purchase the Bank Notes as principal.

7. The Bank is not required to register under the provisions of the Investment Company Act of 1940, as amended (the "Investment Company Act").

8. No consent, approval or authorization of or filing with any Federal or Virginia governmental body or agency is required for the performance by the Bank of its obligations under the Distribution Agreement, the Global Agency Agreement, the Interest Calculation Agreement, the Exchange Rate Agent Agreement, and any applicable agreement by an agent party to the Distribution Agreement to purchase the Bank Notes as principal or the Bank Notes, except such as may be required by the securities or Blue Sky laws of the various states in connection with the offer and sale of the Bank Notes.

9. The Bank Notes conform in all material respects to the description thereof contained in the Offering Circular under the caption "Description of Notes."

10. The Senior Notes are unsecured and unsubordinated debt obligations of the Bank, and rank pari passu among themselves and with all other unsecured and unsubordinated debt obligations of the Bank except, (A) pursuant to Section 11(d)(11) of the Federal Deposit Insurance Act, the Bank's unsecured deposit obligations and (B) pursuant to Section 6.1 - 110.9 of the Code of Virginia, the Bank's deposit obligations. The Subordinated Notes are unsecured and subordinated debt obligations of the Bank, rank pari passu among themselves, and are subordinate and junior in right of payment to the Bank's obligations to the depositors and general creditors, other than obligations which, by their express terms, rank on a parity with or junior to such Subordinated Notes. Upon issuance, the Subordinated Notes will qualify as Tier 2 capital of the Bank (within the meaning of Appendix A to 12 C.F.R. Part 208).

11. Except as may be set forth in the Offering Circular, there is no action, suit or proceeding before or by any court or governmental agency or body, domestic or foreign, now pending, or, to my knowledge, threatened against or affecting, the Parent or any of its subsidiaries or the Bank and its subsidiaries, if any, which if determined adversely to the Parent or any of its subsidiaries or the Bank and its subsidiaries, as the case may be, could reasonably be expected to result in any material adverse change in the financial condition, or in the earnings or business affairs of the Parent and its subsidiaries, taken as a whole, or the Bank and its subsidiaries, taken as a whole, or could reasonably be expected to materially and adversely affect the consummation of the Distribution Agreement, the Global Agency Agreement, the Interest Calculation Agreement, the Exchange Rate Agent Agreement or the Bank Notes or any transaction contemplated hereby or thereby.

         Because the primary purpose of my role in the transaction was not to establish or confirm factual matters or financial, accounting or statistical matters and because of the wholly or partially non-legal character of many of the statements contained in the Offering Circular, we are not passing upon and do not assume any responsibility for the accuracy, completeness or fairness of the statements contained in the Offering Circular and we make no representation that we have independently verified the accuracy, completeness or fairness of such statements. Without limiting the foregoing, we assume no responsibility for, and have not independently verified, the accuracy, completeness or fairness of the financial statements and schedules and other financial and statistical data included in the Offering Circular, and we have not examined the accounting, financial or statistical records from which such financial statements, schedules and data are derived. We note that, while certain portions of the Offering Circular (including financial statements and schedules) have been included therein on the authority of "experts" within the meaning of the 1933 Act, as amended, we are not such experts with respect to any portion of the Offering Circular, including without limitation such financial statements or schedules or the other financial or statistical data included therein.

         However, in the course of our acting as counsel to the Bank in connection with its preparation of the Offering Circular and the offering of the Bank Notes, prior to the date of the Offering Circular, we participated in conferences and in telephone conversations with representatives of the Bank, Ernst & Young, accountants for the Bank, your representatives and your counsel, during which conferences and conversations the contents of the Offering Circular and related matters were discussed. In addition, we reviewed certain corporate documents furnished to us by the Bank or otherwise in my possession, including the minutes of the stockholders and the Board of Directors of the Bank, which minutes are all such minutes with respect to the Bank since the date of its incorporation.

         Based on our participation in the above-mentioned conferences and conversations, our review of the documents described above, our understanding of applicable law and the experience we have gained in our practice thereunder, we advise you that no information has come to our attention that causes us to believe that the Offering Circular (other than the financial statements and schedules and other financial and statistical data included therein and the information included therein in the last paragraph of page 2 of the Offering Circular and under the caption "Certain United States Federal Income Tax Considerations" and "Plan of Distribution", as to which we express no view) as of the date thereof or hereof, contained or contains an untrue statement of a material fact or omitted or omits to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.

                  For purposes of the opinion contained in paragraph 11 above, we have not regarded any action, suit or proceeding to be "threatened" unless the potential litigant or governmental authority has manifested to the management of the Bank or the Parent or to us a present intention to initiate such action, suit or proceeding.

                  We express no opinion other than as to the federal law of the United States of America, the law of the Commonwealth of Virginia and the general corporation law of the State of Delaware.

                  We are furnishing this opinion letter to you solely for your benefit. This opinion letter is not to be used, circulated, quoted or otherwise referred to for any other purpose, except that Brown & Wood LLP may rely upon this opinion letter to the same extent as if it were addressed to it for purposes of rendering its opinion to you on the date hereof.

                                                              Very truly yours,

                                                                       EXHIBIT D

                                   [THE BANK]

                              OFFICERS' CERTIFICATE

         We, [Officers' Names], [Officers' Titles], respectively, of Capital One Bank, a banking association duly organized and validly existing in good standing under the laws of the Commonwealth of Virginia (the "Bank"), pursuant to Section 6(b)(i) of the Distribution Agreement, dated June 6, 2000 (the "Distribution Agreement"), among each of the Bank, J.P. Morgan Securities Inc., J.P. Morgan Securities Ltd., ABN AMRO Incorporated, ABN AMRO Bank N.V., Banc of America Securities LLC, Bank of America International Limited, Barclays Capital Inc., Barclays Bank PLC, Chase Securities Inc., Chase Manhattan International Limited, Credit Suisse First Boston Corporation, Credit Suisse First Boston (Europe) Limited, Deutsche Bank Securities Inc., Deutsche Bank AG London, Donaldson, Lufkin & Jenrette Securities Corporation, Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. Incorporated, Morgan Stanley & Co. International Limited, Salomon Smith Barney Inc., and Salomon Brothers International Limited hereby certify that:

         (i) Since [ ], there has been no material adverse change in the condition, financial or otherwise, of the Bank and its subsidiaries considered as one enterprise, or in the business affairs, earnings or business prospects of the Bank and its subsidiaries considered as one enterprise, whether or not arising in the ordinary course of business, other than as set forth or contemplated in the Offering Circular, dated June 6, 2000 (including the material incorporated by reference therein), as amended or supplemented to the date hereof, relating to the Bank Notes;

         (ii) The other  representations and warranties of the Bank contained in
Section 2 of the Distribution Agreement are true and correct in all material respects with the same force and effect as though expressly made at and as of the date hereof; and

         (iii) The Bank has performed or complied with the Distribution Agreement and with all agreements and documentation executed in connection therewith and satisfied in all material respects all conditions on its part to be performed or satisfied at or prior to the date hereof.

         IN WITNESS WHEREOF, we have hereunto signed our names and affixed the seal of the Bank this __, day of [ ].

                       By: _/s/__________________________
                           Name:
                           Title:

[SEAL]

                       By: _/s/__________________________
                           Name:
                           Title:

                                                                       EXHIBIT E


                                    [PARENT]


                              Officers' Certificate


         We, [Officers' Names], [Officers' Titles], respectively, of Capital One Financial Corporation, a corporation organized under the laws of the State of Delaware (the "Parent"), pursuant to Section 6(b)(ii) of the Distribution Agreement, dated June 6, 2000, (the "Distribution Agreement"), among each of Capital One Bank (the "Bank"), J.P. Morgan Securities Inc., J.P. Morgan Securities Ltd., ABN AMRO Incorporated, ABN AMRO Bank N.V., Banc of America Securities LLC, Bank of America International Limited, Barclays Capital Inc., Barclays Bank PLC, Chase Securities Inc., Chase Manhattan International Limited, Credit Suisse First Boston Corporation, Credit Suisse First Boston (Europe) Limited, Deutsche Bank Securities Inc., Deutsche Bank AG London, Donaldson, Lufkin & Jenrette Securities Corporation, Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. Incorporated, Morgan Stanley & Co. International Limited, Salomon Smith Barney Inc., and Salomon Brothers International Limited (collectively, the "Distribution Agents") hereby certify that:

         1. Since [ ], there has been no material adverse change in the condition, financial or otherwise, of the Bank and its subsidiaries or the Parent and its subsidiaries, as the case may be, considered as one enterprise, or in the business affairs, earnings or business prospects of the Bank and its subsidiaries, as the case may be, considered as one enterprise, whether or not arising in the ordinary course of business, other than as set forth or contemplated in the Offering Circular, dated June 6, 2000, as amended or supplemented to the date hereof, relating to the Bank Notes;

         2. The representations and warranties of the Parent contained in the Representation Certificate dated June 6, 2000, furnished by the Parent to the Distribution Agents pursuant to Section 6(c) of the Distribution Agreement are true and correct in all material respects with the same force and effect as though expressly made at and as of the date hereof; and

         3. The Parent has performed or complied in all material respects with the Distribution Agreement and with all agreements and documentation executed in connection therewith and satisfied in all material respects all conditions on its part to be performed or satisfied at or prior to the date hereof.

         IN WITNESS WHEREOF, we have hereunto signed our names and affixed the seal of the Parent the __th day of [ ].

                       By: _/s/__________________________
                           Name:
                           Title:


[SEAL]

                       By: _/s/__________________________
                           Name:
                           Title:

                                                                       EXHIBIT F


        REPRESENTATIONS CERTIFICATE OF CAPITAL ONE FINANCIAL CORPORATION



         To induce J.P. Morgan Securities Inc., J.P. Morgan Securities Ltd., ABN AMRO Incorporated, ABN AMRO Bank N.V., Banc of America Securities LLC, Bank of America International Limited, Barclays Capital Inc., Barclays Bank PLC, Chase Securities Inc., Chase Manhattan International Limited, Credit Suisse First Boston Corporation, Credit Suisse First Boston (Europe) Limited, Deutsche Bank Securities Inc., Deutsche Bank AG London, Donaldson, Lufkin & Jenrette
Securities Corporation, Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. Incorporated, Morgan Stanley & Co. International Limited, Salomon Smith Barney Inc., Salomon Brothers International Limited (each referred to as a "Distribution Agent" and collectively referred to as the "Distribution Agents") to enter into the Distribution Agreement of even date herewith (the "Distribution Agreement") among each of Capital One Bank (the "Bank"), and the Distribution Agents and to induce The Chase Manhattan Bank, The Chase Manhattan Bank, London Branch and Kredietbank S.A Luxembourgeoise to enter into the Global Agency Agreement (the "Global Agency Agreement") between the Bank and The Chase Manhattan Bank, The Chase Manhattan Bank, London Branch and Kredietbank S.A Luxembourgeoise with respect to the issue and sale by the Bank of its Bank Notes (the "Bank Notes"), the undersigned, [Officers' Names], [Officers' Titles in accordance with Section 6(c) of the Distribution Agreement] of Capital One Financial Corporation (the "Parent"), hereby represent and warrant on behalf of the Parent to each Distribution Agent and to [ ] as of the date hereof, as of each time that there is filed with the Securities and Exchange Commission (the "Commission") any document relating to the Parent incorporated by reference in the Offering Circular, as of the date of each acceptance by the Bank of an offer for the purchase of Bank Notes (whether by a Distribution Agent as principal or through such Distribution Agent as agent), as of each applicable Settlement Date and as of each applicable Representation Date, as follows:

(i) Authorization to Incorporate by Reference. The Parent has authorized the Bank to incorporate by reference in the Offering Circular its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and each other document filed by the Corporation pursuant to
     Section 13(a), 13(c), 14 or 15(d) of the Securities and Exchange Act of 1934, as amended (the "1934 Act") filed by the Parent with the Commission pursuant to the 1934 Act and the rules and regulations thereunder (and any and all amendments thereto) (the "Incorporated Documents").

(ii) Incorporated Documents. The Incorporated Documents, at the time they were or hereafter are filed with the applicable federal regulatory authorities, complied or when so filed will comply, as the case may be, in all material respects with the requirements of the 1934 Act and the rules and regulations promulgated thereunder or the rules and regulations otherwise applicable thereto, as the case may be, and, when read together with the other information in the Offering Circular, did not and will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were or are made, not misleading.

(iii)Due Organization, Valid Existence and Good Standing. The Parent is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and is licensed, registered or qualified to conduct the business in which it is engaged in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such license, registration or qualification, except to the extent that the failure to be so licensed, registered or qualified or to be in good standing would not have a material adverse effect on the Parent and its subsidiaries taken as a whole.

(iv) No Material Adverse Change. Since the respective dates as of which information is given in the Offering Circular, there has not been any material adverse change, or any development which could be expected to result in a material adverse change, in the condition, financial or otherwise, or in the business affairs, earnings or business prospects of the Bank and its subsidiaries, considered as one enterprise, or the Parent and its subsidiaries, considered as one enterprise, whether or not arising in the ordinary course of business, other than as set forth or contemplated in the Offering Circular.

         In addition, to induce the Distribution Agents to enter into the Distribution Agreement, the Parent agrees to indemnify and hold harmless each Distribution Agent and each person, if any, who controls each Distribution Agent within the meaning of Section 15 of the Securities Act of 1933, as amended (the "1933 Act") or Section 20 of the 1934 Act (each, a "Controlling Person") to the same extent and upon the same terms that the Bank agree to indemnify and hold harmless each Distribution Agent and each such Controlling Person in Section 9(a) of the Distribution Agreement and each such person and to contribute to the payment of any losses, liabilities, claims, damages or expenses incurred by each Distribution Agent or each such Controlling Person to the same extent and upon the same terms that the Bank agrees to contribute in Section 10 of the Distribution Agreement.

         All representations and warranties contained in this certificate shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of the Distribution Agents or any Controlling Person of the Distribution Agents, or by or on behalf of the Parent and shall survive each delivery of and payment for any of the Bank Notes.

         All terms used herein but not otherwise defined shall have the meanings assigned to such terms in the Distribution Agreement.

         IN WITNESS WHEREOF, I have hereunto signed my name on behalf of the Parent this __th day of June 6, 2000.

                                                           CAPITAL ONE FINANCIAL
                                                           CORPORATION


                                                           By:
                                                              Name:
                                                              Title:

                                                                       EXHIBIT G


                              SELLING RESTRICTIONS

Each Distribution Agent and the Bank will, in connection with the offering of the Bank Notes on behalf of the Bank, comply with the restrictions on the offering of Bank Notes and distribution of documents relating thereto set forth below and/or such other restrictions agreed to by the Bank and such Distribution Agent. Capitalized terms used below but not defined herein have the meanings ascribed to them in the Offering Circular.

Sales Restrictions

         General

         No action has been taken by the Bank or any of the Distribution Agents which would permit a public offering of its (i) senior unsecured debt obligations not insured by the Federal Deposit Insurance Corporation (the "FDIC") (the "Senior Notes") and (ii) subordinated unsecured debt obligations not insured by the FDIC (the "Subordinated Notes") and together with the Senior Notes, the "Bank Notes") or distribution of the Offering Circular in any jurisdiction, other than the United States, where action for that purpose is required. Accordingly, the Bank Notes may not be offered or sold, directly or indirectly, and neither the Offering Circular nor any advertisement or other offering material may be distributed or published in any jurisdiction, except in circumstances that will result in compliance with any applicable laws and regulations. Persons into whose possession the Offering Circular or any Bank Notes come must inform themselves about, and observe, any such restrictions. Neither the Bank nor any of the Distribution Agents represents that the Offering Circular may be lawfully distributed, or that the Bank Notes may be lawfully offered, in compliance with any applicable registration or other requirements in any such jurisdiction, or pursuant to an exemption therefrom, or assumes any responsibility for facilitating any such distribution or offering. In particular, there are further restrictions on the distribution of the Offering Circular and the offer or sale of the Bank Notes in the United Kingdom, Japan, Germany and Switzerland. See the Offering Circular section entitled "Plan of Distribution -- Sales Restrictions".

         With regard to each Bank Note, the relevant purchaser will be required to comply with such restrictions as the Bank and the relevant purchaser shall agree and as shall be set out in the applicable Pricing Supplement.

         United States Law

         The Bank Notes have not been, and are not required to be, registered with the Commission under the 1933 Act. The Bank Notes are exempt from registration with the Commission pursuant to an exemption contained in Section 3(a)(2) of the 1933 Act.

         Bearer Notes are subject to United States tax law requirements and may not be offered, sold, resold or delivered, directly or indirectly within the United States or its possessions or to a U.S. person, except in certain transactions permitted by United States tax regulations. Any underwriters, distribution agents and dealers participating in the offering of Bearer Notes, directly or indirectly, will the required to agree that they will not, in connection with the original issuance of any Bearer Notes or during the restricted period offer, sell, resell or deliver, directly or indirectly, any Bearer Notes in the United States or its possessions or to United States persons (other than as permitted by the applicable United States tax regulations). In addition, any such underwriters, agents and dealers will be required to have procedures reasonably designed to ensure that their employees or agents who are directly engaged in selling Bearer Notes are aware of the above restrictions on the offering, sale, resale or delivery of Bearer Notes. Terms used in this paragraph have the meaning given to them by the Code.

         United Kingdom

         Each Distribution Agent agrees, and each other distribution agent will be required to agree, that:

                  (i) in relation to Bank Notes which have a maturity of one year or more, it has not offered or sold and, prior to the expiry of the period of six months from the issue date of such Bank Notes (or in respect of Bank Notes which are to be listed on the London Stock Exchange, prior to admission of such Bank Notes to listing in accordance with Part IV of the Financial Services Act 1986 (the "FSA")), will not offer or sell any such Bank Notes to persons in the United Kingdom except to persons whose ordinary activities involve them in acquiring, holding, managing or disposing of investments (as principal or agent) for the purposes of their businesses or otherwise in circumstances which have not resulted and will not result in an offer to the public in the United Kingdom within the meaning of the U.K. Public Offers of Securities Regulations 1995 as amended and/or, as applicable, the FSA;

                  (ii) it has only issued or passed on and will only issue or pass on in the United Kingdom any document received by it in connection with the issue of any Bank Notes, other than in relation to Bank Notes to be listed on the London Stock Exchange, any document which consists of or any part of listing particulars, supplementary listing particulars or any other document required or permitted to be published by the listing rules under Part IV of the FSA, to a person who is of a kind described in Article 11(3) of the Financial Services Act 1986 (Investment Advertisements) (Exemptions) Order 1996 as amended or is a person to whom such document may otherwise lawfully be issued or passed on; and

                  (iii) it has complied and will comply with all applicable provisions of the FSA with respect to anything done by it in relation to any Bank Notes in, from or otherwise involving the United Kingdom.

         Japan

         The Bank Notes have not been, and will not be, registered under the Securities and Exchange Law of Japan. Accordingly, each Distribution Agent represents and agrees, and each other distribution agent or dealer will be required to represent and agree, that it will not offer or sell any Bank Notes directly or indirectly in Japan or to residents of Japan or for the benefit of any Japanese person (which term as used herein means any person resident in Japan including any corporation or other entity organized under the laws of Japan) or to others for re-offering or resale, directly or indirectly, in Japan or to, or for the benefit of, any resident of Japan or to any Japanese person except in compliance with any applicable laws and regulations of Japan taken as a whole. Each Distribution Agent agrees to provide any necessary information on Bank Notes denominated or payable in Yen to the Bank (which shall not include the names of clients) so that the Bank may make any required reports to the Ministry of Finance through its designated agent.

         In connection with an issuance of Bank Notes denominated or payable in Yen, the Bank will be required to comply with all applicable laws, regulations and guidelines, as amended from time to time, of the Japanese government and regulatory authorities.

         Switzerland

         Each Distribution Agent agrees, and each other distribution agent will be required to agree, that the issue of any Bank Notes denominated in Swiss Francs or carrying a Swiss Franc-related element will be effected in compliance with the relevant regulations of the Swiss National Bank, which currently require that such issues have a maturity of more than one year, to be effected through a bank domiciled in Switzerland or Liechtenstein that is regulated under the Federal Law on Banks and Savings Banks of 1934 (as amended) (which includes a branch or subsidiary located in Switzerland of a foreign bank) or through a securities dealer which has been licensed as a securities dealer under the Swiss Federal Law on Stock Exchanges and Securities Trading of 1995 (except for issues of Bank Notes denominated in Swiss Francs on a syndicated basis, where only the lead manager need be a bank domiciled in Switzerland or Liechtenstein). The relevant Distribution Agent must report certain details of the relevant transaction to the Swiss National Bank no later than the relevant issue date.

     In addition, in connection with issuances of Bearer Notes:

(1) except to the extent permitted under United States Treasury Regulationsss. 1.163-5(c)(2)(i)(D) (the "D Rules"), (a) each Distribution Agent agrees that it has not offered or sold, and during the restricted period under Regulation S under the 1933 Act or other applicable restricted period (the "Restricted Period") will not offer or sell, Bearer Notes to a person who is within the United States or its possessions or to a United States person, and (b) it has not delivered and will not deliver within the United States or its possessions definitive Bearer Notes that are sold during the restricted period;

(2) each Distribution Agent represents and agrees that it has and throughout the Restricted Period will have in effect procedures reasonably designed to ensure that its employees or Distribution Agents who are directly engaged in selling Bearer Notes are aware that Bearer Notes may not be offered or sold during the Restricted Period to a person who is within the United States or its possessions or to a United States person, except as permitted by the D Rules;

(3) if it is a United States person, each such Distribution Agent represents that it is acquiring the Bearer Notes for purposes of resale in connection with their original issuance and if it retains Bearer Notes for its own account, it will only do so in accordance with the requirements of Section 1.163-5(c)(2)(i)(D)(6) of the D Rules; and

(4) With respect to each affiliate that acquires from it Bearer Notes for the purpose of offering or selling Bearer Notes during the Restricted Period, each such Distribution Agent either (a) repeats and confirms the representations and agreements contained in clauses (1), (2) and (3) above on its behalf, or (b) agrees that it will obtain from such affiliate for the Bank's benefit the representations and agreements contained in clauses
     (1), (2) and (3) above.

Terms used in the foregoing paragraph have the meanings given to them by the Code and regulations thereunder, including the D Rules.

                                                                       EXHIBIT H

                       FORM OF SYNDICATED TERMS AGREEMENT

[Date]

To:      The Agents Listed on Annex 1 Hereto

c/o      ______________________________
         (the "Lead Agent")

Re:      Capital One Bank (the "Issuer")
         US$5,000,000,000 Global Bank Note Program

Ladies and Gentlemen:

         The Issuer proposes to issue and sell the _____% Global Bank Notes due _________________ (the "Notes") to J.P. Morgan Securities Inc. and the agents listed on Annex 1 hereto (collectively, the "Agents"). The Agents agree to purchase on a syndicated basis the Notes as described in the pricing supplement attached as Annex 2 hereto (the "Pricing Supplement"), on the terms set out in such Pricing Supplement and on the terms set out below. The sale of the Notes will be subject to the terms and conditions stated herein and in the Distribution Agreement, dated June 6, 2000 ( the "Distribution Agreement"), among the Issuer and the Distribution Agents named therein. Unless otherwise defined herein, all terms used herein have the meanings given to them in the Distribution Agreement. Each of the provisions of the Distribution Agreement is incorporated herein by reference in its entirety, and shall be deemed to be part of this Agreement to the same extent as if such provisions had been set forth in full herein.

1. Subject to the terms and conditions of the Distribution Agreement and this Agreement, the Issuer hereby agrees to issue the Notes, and the Agents severally agree to purchase the Notes (in the proportions set out next to each Agent's name in Annex I hereto) at the purchase price of _______ per Note (being equal to the issue price of __% of the principal amount less a combined underwriting commission of __% of the principal amount);

2. The purchase price specified above will be paid by the Lead Agent on behalf of the Agents by wire transfer in immediately available funds to the Issuer at ______ (____ time) on _______, ___, or such other time and/or date as the Issuer and the Lead Agent on behalf of the Agents may agree (the "Settlement Time") against delivery of the Notes to or upon your order in the manner contemplated in the Distribution Agreement, the Global Agency Agreement or otherwise.

3.       The Agents'  obligations  hereunder are  conditional on the receipt of:
         (i) opinions of counsel described in Section 6(a) of the Distribution Agreement, dated as of the Settlement Time, (ii) a "comfort letter" described in Section 6(d) of the Distribution Agreement, dated as of the Settlement Time, (iii) the officer's certificates described in
         Section 6(b) of the Distribution Agreement, dated as of the Settlement Time; and (iv) such other opinions, certificates and documents as may be agreed by the Issuer and the Agents on or prior to the date of this Agreement.

4. If one or more of the Agents shall fail at the Settlement Time to purchase the Bank Notes which it or they are obligated to purchase under this Agreement (the "Defaulted Bank Notes"), the Lead Agent shall have the right, within 36 hours thereafter, to make arrangements for one or more of the non-defaulting Agents, or any other agents, to purchase all, but not less than all, of the Defaulted Bank Notes in such amounts as may be agreed upon and upon the terms herein set forth; if, however, the Lead Agent shall not have completed such arrangements within such 36-hour period, then:

                  (a) if the principal amount of Defaulted Bank Notes does not exceed 10% of the principal amount of Notes to be purchased on such date, each of the non-defaulting Agents shall be obligated, severally and not jointly, to purchase the full amount thereof in the proportions that their respective underwriting obligations hereunder bear to the underwriting obligations of all non-defaulting Agents, or

                  (b) if the principal amount of Defaulted Bank Notes exceeds 10% of the principal amount of Notes to be purchased on such date, this Agreement shall terminate without liability on the part of any non-defaulting Agent.

         No action taken pursuant to this section shall relieve any defaulting Agent from liability in respect of its default.

         In the event of any such default which does not result in a termination of this Agreement either the Lead Agent or the Issuer shall have the right to postpone the Settlement Time for a period not exceeding seven days in order to effect any required changes in any documents or arrangements. As used herein, the term "Agent" includes any person substituted for an Agent under this Section 4.

                                                          Very truly yours,


                                                          CAPITAL ONE BANK


                                                          By: __/s/_____________
                                                               Name:
                                                               Title:



J.P. MORGAN SECURITIES INC.


By:
     Name:
     Title:


     By and on behalf of the Agents listed on Annex I hereto.

                                     ANNEX I



                               Schedule of Agents



Agent                                                  Principal Amount of Notes

                                     ANNEX 2

         The following terms, if applicable, shall be agreed to by the Agent and the Issuer in connection with each sale of Notes to the Agent (and unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Offering Circular).

DESCRIPTION OF THE NOTES

1.   Specified Currency and Principal Amount:

2.   Senior or Subordinated:

3.   Original Issue Date:

4.   Stated Maturity Date:

5.   Issue Price:

6.   (a) Authorized Denomination(s):

     (b) Redenomination (Yes/No):
     [If yes, give details]

7.   Form of Note (Registered or Bearer):

8.   (a) Series Number:

     (b) If forming part of an existing Series (Yes/No):
     [If yes, give details]

9.   Interest Period:

                 One Month

                 Three Months

                 Six Months

                 Twelve Months

                 Other (Specify Number of Months):

10.  Interest Payment Date(s):

11.  Record Dates (for Registered Notes with Maturities Greater than One Year):

12.  Exchange Rate Agent (Registered Notes and Dual Currency Notes):

13.  Default Rate (if other than Interest Rate):          % per annum

14.  PROVISIONS RELATING TO INTEREST (IF ANY) PAYABLE

15.  FIXED RATE NOTES

16.  Interest Rate:    % per annum.

17.  Day Count Convention:

        30/360 for the period from_______to_______

        Actual/360 for the period from________to________

        Actual/Actual for the period from________to________

        Other (specify convention and applicable period):

FLOATING RATE NOTES

18.  Interest Rate Determination:

                 ISDA Rate

                 Reference Rate Determination

19.  Calculation Agent, if not The Chase Manhattan Bank:

20.  Maximum Interest Rate:     % per annum

21.  Minimum Interest Rate:     % per annum

22.  Day Count Convention:

                 30/360 for the period from________to________

                 Actual/360 for the period from________to________

                 Actual/Actual for the period from________to_________

                 Other (specify convention and applicable period):

23.  Business Day Convention:

                 Floating Rate Convention

                 Following Business Day Convention

                 Modified Following Business Day Convention

                 Preceding Business Day Convention

                 Other (specify):

ISDA RATE

24.  Margin:  [+/-]             % per annum

25.  Floating Rate Option:

26.  Designated Maturity:

27.  Reset Date:

REFERENCE RATE DETERMINATION

28.  Initial Interest Rate:

29.  Index Maturity:

30.  Interest Rate Basis or Bases:

     If CMT Rate:       Designated CMT Telerate Page:

                        Designated CMT Maturity Index:

     IF EURIBOR:

     If LIBOR:            LIBOR Telerate
                            Page:

                          LIBOR Reuters
                            Page:

31.  Index Currency:

32.  Spread:  [+/-]             % per annum

33.  Spread Multiplier:

34.  Initial Interest Reset Date:

35.  Interest Reset Period:

36.  Interest Reset Dates:

37.  Interest Calculation:

                 Regular Floating Rate Note

                 Floating Rate/Fixed Rate Note
                       Fixed Rate Commencement Date:      % per annum
                       Fixed Interest Rate:

                 Inverse Floating Rate Note:              % per annum
                       Fixed Interest Rate:

PROVISIONS REGARDING REDEMPTION/REPAYMENT

38.  Initial Redemption Date:

39.  Initial Redemption Percentage:

40.  Annual Redemption Percentage Reduction:

41.  Holder's Optional Repayment Date(s):

DISCOUNT NOTES (INCLUDING ZERO COUPON NOTES)

42.  Discount Note (Yes/No):

              If Yes:  Total Amount of OID:

                       Yield to Maturity:

                       Initial Accrual Period:  %

                       Issue Price:

INDEXED NOTES

43.  Index:  [give details]

44.  Formula:

45. Agent, if any, responsible for calculating the principal and/or interest payable:

46. Provisions where calculation by reference to Index and/or Formula is impossible or impracticable:

DUAL CURRENCY NOTES

47.  Dual Currency Notes (Yes/No):

              If Yes:  Face Amount:

                       Face Amount Currency:

                       Optional Payment Currency:
                       Option Election Dates:  [give details]

48.  Designated Exchange Rate:

49.  Option Value Calculation Agent:

50. Agent, if any, responsible for calculating the principal and/or interest payable:

INSTALLMENT NOTES

51.  Additional provisions relating to Installment Notes:

PARTLY PAID NOTES

52.  Additional provisions relating to Partly Paid Notes:

GENERAL PROVISIONS

53.  Additional or different Paying Agents:

54.  Additional or different Registrars:

55.  Additional or different London Issuing Agents:

56.  Additional or different Transfer Agents:

57.  "Business  Day"  definition  (if  other  than as  defined  in the  Offering
     Circular):

58. Cost, if any, to be borne by Noteholders in connection with exchanges for Definitive Bearer Notes:

59. Talons for future Coupons or Receipts to be attached to Definitive Bearer Notes (Yes/No) and dates on which such Talons mature:

                         [If yes, give details]

60.  Additional selling restrictions:  [give details]

61.  CUSIP:

     ISIN:

     Common Code:

     Other (specify):

62.  Details of additional/alternative clearance system approved by the Bank:

63.  Notes to the listed (Yes/No):

                  If Yes, stock exchange(s):

64.  Syndicated Issue (Yes/No):

            If Yes, names of managers and details of relevant stabilizing manager, if any:

65.  Clearance System(s):

                 DTC only

                 Euroclear and Clearstream, Luxembourg only

                 DTC, and Euroclear and Clearstream, Luxembourg through DTC

                 DTC, Euroclear and Clearstream, Luxembourg

                 Other:

66.  Other terms or special conditions:

67.  Tax considerations:

                                              Discount or Commission per Note:

                                                                       EXHIBIT I



                      ADMINISTRATIVE PROCEDURES MEMORANDUM


                           (Dated as of June 6, 2000)

                                       FOR

                                CAPITAL ONE BANK
                           Global Bank Notes Due From
                 30 Days to 30 Years or More from Date of Issue


         Senior unsecured debt obligations (the "Senior Notes") and subordinated unsecured obligations (the "Subordinated Notes" and, together with the Senior Notes, the "Bank Notes") which from time to time may be offered on a continuing basis for sale by Capital One Bank (the "Bank") through each of J.P. Morgan Securities Inc. and each of the distribution agents listed on Schedule I to the Distribution Agreement to which these Administrative Procedures are an exhibit (the "Distribution Agreement") (each, a "Distribution Agent" and collectively, the "Distribution Agents") who may purchase the Bank Notes, as principal from the Bank for resale to investors and other purchasers in accordance with the Distribution Agreement. In addition, if agreed to by the Bank and the applicable Distribution Agent, such Distribution Agent may utilize its reasonable efforts on an agency basis to solicit offers to purchase the Bank Notes. Only those provisions in these Administrative Procedures that are applicable to the particular role that a Distribution Agent will perform shall apply. Whenever these Administrative Procedures indicate that information may be set forth in a Bank Note, such information may be set forth in a Pricing Supplement to the Offering Circular (as defined below).

         The Chase Manhattan Bank (or such other agent appointed in accordance with the Global Agency Agreement (as defined below)) will act as the registrar (the "Registrar") and domestic paying agent (the "Domestic Paying Agent") for the Bank Notes through its office at 450 West 33rd Street New York, New York 10001-2697. The Chase Manhattan Bank, London Branch, acting through its London office (or such other agent appointed in accordance with the Global Agency Agreement), will act as London paying agent (the "London Paying Agent") and London issuing agent (the "London Issuing Agent"). As used herein, the term "Offering Circular" refers to the most recent offering circular, as such document may be amended or supplemented, which has been prepared by the Bank for use by the Distribution Agents in connection with the offering of the Bank Notes.

         Capitalized terms used herein that are not otherwise defined shall have the meanings ascribed thereto in the Bank Notes or the Offering Circular.

                           DTC REGISTERED GLOBAL NOTES


         Bank Notes may the issued in book-entry form (each beneficial interest in a global Note, a "Book-Entry Note" and collectively, the "Book-Entry Notes") and represented by one or more fully registered global Bank Notes (each, a "Global Note" and collectively, the "Global Bank Notes") held by or on behalf of The Depository Trust Company, as depositary ("DTC", which term includes any successor thereof), and recorded in the book-entry system maintained by DTC. Book-Entry Notes represented by a Global Note are exchangeable for definitive Bank Notes in registered form, of like tenor and of an equal aggregate principal amount, by the owners of such Book-Entry Notes only upon certain limited circumstances described in the Offering Circular.

         In connection with the qualification of Book-Entry Notes for eligibility in the book-entry system maintained by DTC, The Chase Manhattan Bank or its agents will perform the custodial, document control and administrative functions described below, in accordance with its respective obligations under the applicable Letters of Representations from The Chase Manhattan Bank to DTC relating to the Program, and a Certificate of Deposit Agreement between The Chase Manhattan Bank and DTC (the "Certificate Agreement"), and its obligations as a participant in DTC, including DTC's Same-Day Funds Settlement System ("SDFS").

Settlement Procedures for
Book-Entry                     Notes:  Settlement  Procedures with regard
                               to Book-Entry Notes purchased by each Distribution Agent as principal or sold by each Distribution Agent, as agent of the Bank, will be as follows (which will have been agreed to by the Bank and such Distribution Agent in accordance with the Distribution Agreement):

                               (A)   The  Distribution  Agent will advise
                                     the Bank by telephone,  confirmed by
                                     facsimile   to  the   Bank  and  the
                                     Registrar,    of    the    following
                                     settlement information:

                                     1. Taxpayer identification number of
                                        the purchaser.

                                     2. Principal amount of such
                                        Book-Entry Notes.

                                     3. Whether the Bank Note is a Senior
                                        Note or a Subordinated Note.

                                     4. Each  term   specified   in  the
                                        applicable Pricing Supplement.

                                     5. Price to  public,  if any,  of
                                        such Book Entry Bank Notes (if
                                        such Book-Entry  Notes are not
                                        being    offered    "at    the
                                        market").

                                     6. Trade Date.

                                     7. Settlement Date (Original Issue Date).

                                     8. Maturity Date.

                                     9. Redemption  provisions,  if any,
                                        including:  Initial Redemption Date,
                                        Initial Redemption  Percentage and
                                        Annual Redemption Percentage Reduction.

                                    10. Repayment provisions, if any, including
                                        Holder's Optional Repayment Date(s).

                                    11. Net proceeds to the Bank.

                                    12. Whether such  Book-Entry  Notes are
                                        being sold to the  Distribution  Agent
                                        as principal or to an investor or other
                                        purchaser through the Distribution Agent acting as agent for the Bank.

                                    13. The Distribution Agent's commission or
                                        discount, as applicable.

                                    14. Whether such Book-Entry  Notes are being
                                        issued with Original Issue Discount
                                        and the terms thereof.

                                    15. Default Rate.

                                    16. Identification  numbers of participant
                                        accounts maintained by DTC on behalf
                                        of the Distribution Agent.

                                    17. Whether additional documentation will be
                                        required for Bank  Notes  being sold to
                                        the Distribution Agent as principal.

                                    18. Such other information specified with
                                        respect to such Book-Entry  Notes
                                        (whether by Addendum or otherwise).

                               (B)   The  Registrar  will  assign a CUSIP
                                     number of the appropriate  series to
                                     the Global  Note  representing  such
                                     Book-Entry   Notes   and,   as  soon
                                     thereafter   as   practicable,   the
                                     Registrar     will     notify    the
                                     Distribution  Agent by  telephone of
                                     such CUSIP number.

                               (C)   The Registrar  will  communicate  to
                                     DTC  and  the   Distribution   Agent
                                     through DTC's  Participant  Terminal
                                     System,  a pending  deposit  message
                                     specifying the following  settlement
                                     information:

                                     1. The information set forth in Settlement
                                        Procedure A.

                                     2. The identification numbers of
                                        the   participant    accounts
                                        maintained  by DTC on  behalf
                                        of  the   Registrar  and  the
                                        Distribution Agent.

                                     3. Identification of the Book-Entry Note as
                                        a Fixed Rate Book-Entry Note or Floating
                                        Rate Book-Entry Note.

                                     4. The initial  Interest Payment
                                        Date  for  the  Global   Note
                                        representing  such Book-Entry
                                        Notes,  the number of days by
                                        which such date  succeeds the
                                        related  Record  Date and, if
                                        then  calculable,  the amount
                                        of  interest  payable on such
                                        Interest  Payment Date (which
                                        amount    shall   have   been
                                        confirmed by the Bank).

                                     5. The   CUSIP   number  of  the
                                        Global Note representing such
                                        Book-Entry Notes.

                                     6. Whether   such   Global  Note
                                        represents   any  other  Bank
                                        Notes issued or to the issued
                                        in book-entry form.

                               (D)   The  Registrar   will  complete  and
                                     deliver  to DTC (or  its  custodian)
                                     the Global  Note  representing  such
                                     Book-Entry  Notes in a form that has
                                     been  approved  by the  Bank and the
                                     relevant Distribution Agents.

                               (E)   DTC will credit the Book-Entry Notes
                                     represented  by such  Global Note to
                                     the   participant   account  of  the
                                     Registrar maintained by DTC.

                               (F) The Registrar will enter an SDFS deliver order through DTC's Participant Terminal System instructing DTC (i) to debit such Book-Entry Notes to the Registrar's participant account and credit such Book-Entry Notes to the participant account of the Distribution Agent maintained by DTC and (ii) to debit the settlement account of the Distribution Agent and credit the Settlement account of the Registrar maintained by DTC in an amount equal to the price of such Book-Entry Notes less such Distribution Agent's commission or discount. Any entry of such deliver order shall be deemed to constitute a representation and warranty by the Registrar to DTC that (i) the Global Note representing such Book-Entry Notes has been issued and authenticated and (ii) the Registrar is holding such Global Note pursuant to the Certificate Agreement.

                               (G)   In the case of Book-Entry Notes sold
                                     through a Distribution Agent acting as
                                     agent, the Distribution Agent will enter an SDFS deliver order through DTC's Participant Terminal System instructing DTC
                                     (i) to debit such Book-Entry Notes to the Distribution Agent's participant account and credit such Book-Entry Notes to the participant accounts of the Participants maintained by DTC and (ii)to debit the settlement accounts of such Participants and credit the settlement account of the Distribution Agent maintained by DTC, in an amount equal to the offering price of such Book-Entry Notes.

                               (H)   Transfers  of  funds  in  accordance
                                     with SDFS deliver  orders  described
                                     in  Settlement  Procedures  F  and G
                                     will be settled in  accordance  with
                                     SDFS operating  procedures in effect
                                     on the Settlement Date.

                               (I)   In the  case  of  Book-Entry  Notes
                                     sold through a  Distribution  Agent
                                     acting as agent,  the  Distribution
                                     Agent will  confirm the purchase of
                                     such   Book-Entry   Notes   to  the
                                     purchaser either by transmitting to
                                     the  Participant  with  respect  to
                                     such     Book-Entry     Notes     a
                                     confirmation  order  through  DTC's
                                     Participant  Terminal  System or by
                                     mailing a written  confirmation  to
                                     such purchaser.

Settlement Procedures
Timetable:                           For offers to  purchase  Book-Entry  Notes
                                     accepted    by   the   Bank,    Settlement
                                     Procedures "A" through "I" set forth above shall be completed as soon as possible but no later than the respective times (New
                                     York City time) set forth below:

                                    Settlement
                                    Procedure  Time

                                        A      11:00 a.m. on the Trade Date
                                        B      12:00 noon on the Trade Date
                                        C      5:00 p.m. on the Trade Date
                                        D      9:00 a.m. on the Settlement Date
                                        E      10:00 a.m. on the Settlement Date
                                        F-G    2:00 p.m. on the Settlement Date
                                        H      4:00 p.m. on the Settlement Date
                                        I      5:00 p.m. on the Settlement Date

                                      If a sale  is to be  settled  on the  same
                                      Business Day as the Trade Date, Settlement
                                      Procedures C, F, and G shall be completed no later than 2:30 p.m. on such Business Day, and Settlement Procedure D shall be completed no later than 10:00 a.m. on such Business Day.

                                      If a sale is to be  settled  more than one
                                      Business   Day  after   the  trade   date,
                                      Settlement  Procedures  A, B and C may, if
                                      necessary,  be completed at any time prior
                                      to  the  specified   times  on  the  first
                                      Business Day after such trade date. In connection with a sale which is to be settled more than one Business Day after the trade date, if the initial interest rate for a Floating Rate Note is not known at the time that Settlement Procedure A is completed, Settlement Procedures B and C shall be completed as soon as such rate has been determined, but no later than 11:00 a.m. and 2:00 p.m., New York City time, respectively, on the second Business Day before the Settlement Date.

                                      Settlement   Procedure  H  is  subject  to
                                      extension in accordance with any extension
                                      of Fedwire  closing  deadlines  and in the
                                      other   events   specified   in  the  SDFS
                                      operating procedures in effect on the Settlement Date.

                                      If  settlement  of a  Book-Entry  Note  is
                                      rescheduled  or  canceled,  the  Registrar
                                      will   deliver  to  DTC,   through   DTC's
                                      Participant     Terminal     System,     a
                                      cancellation message to such effect by no later than 5:00 p.m., New York City time, on the Business Day immediately preceding the scheduled Settlement Date.

Failure to Settle:                    If the Registrar fails to enter an SDFS
                                      deliver order with respect to a Book-Entry
                                      Note pursuant to Settlement Procedure F, then the Registrar may deliver to DTC, through DTC's Participant Terminal System, as soon as practicable a withdrawal message instructing DTC to debit such Book
                                      -Entry Note to the participant account of the Registrar maintained at DTC. DTC will process the withdrawal message;
                                      provided that such participant account
                                      contains a principal amount of the Global
                                      Note representing such Book-Entry Note
                                      that is at least equal to the principal
                                      amount to the debited.  If withdrawal
                                      messages are processed with respect to all Book-Entry Notes represented by a Global
                                      Note, the Registrar will mark such Global
                                      Note "canceled" and make appropriate
                                      entries in its records. The CUSIP number assigned to such Global Note shall, in accordance with CUSIP Service Bureau procedures, be canceled and not immediately reassigned. If withdrawal messages are processed with respect to some of the Book-Entry Notes represented by a Global Note, the Registrar will exchange such Global Note for two Global
                                      Bank Notes, one of which shall represent the Book-Entry Notes for which such withdrawal messages are processed and shall be canceled immediately after issuance, and the other of which shall represent the other Book-Entry Notes previously represented by the surrendered
                                      Global Note and shall bear the CUSIP
                                      number of the surrendered Global Note.

                                      In the case of any  Book-Entry  Note  sold
                                      through a  Distribution  Agent,  acting as
                                      agent,  if  the  purchase  price  for  any
                                      Book-Entry  Note is not timely paid to the
                                      Participants    with   respect   to   such
                                      Book-Entry    Note   by   the   beneficial
                                      purchaser thereof (or a person,  including
                                      an indirect  participant in DTC, acting on
                                      behalf    of   such    purchaser),    such
                                      Participants  and, in turn, the applicable
                                      Distribution  Agent may enter SDFS deliver
                                      orders through DTC's Participant  Terminal
                                      System   reversing   the  orders   entered
                                      pursuant to Settlement Procedures F and G, respectively. Thereafter, the Registrar will deliver the withdrawal message and take the related actions described in the preceding paragraph.

                                      Notwithstanding  the  foregoing,  upon any
                                      failure  to  settle  with   respect  to  a
                                      Book-Entry  Note, DTC may take any actions
                                      in  accordance  with  its  SDFS  operating
                                      procedures then in effect. In the event of
                                      a failure  to  settle  with  respect  to a
                                      Book-Entry  Note  that  was to  have  been
                                      represented   by  a   Global   Note   also
                                      representing  other Book-Entry  Notes, the
                                      Registrar will provide, in accordance with
                                      Settlement  Procedure  D, for the issuance
                                      of  a  Global   Note   representing   such
                                      remaining Book-Entry Notes and will make appropriate entries in its records.

                                  BEARER NOTES


         In certain circumstances Bearer Notes may be issued. Settlement Procedures with regard to Bearer Notes purchased by each Distribution Agent as principal or sold by each Distribution Agent as agent of the Bank, will be as follows:

                                Latest
                                London
Day                               Time  Action

No later than Original       2:00 p.m.
Issue Date minus 5
Business Days                           The Bank may agree with one or more of
                                        the Distribution Agents for the issue
                                        and purchase of
                                        Bearer Notes (whether pursuant to an
                                        unsolicited     bid    from    a
                                        Distribution  Agent or  pursuant
                                        to an inquiry by the Bank).  The
                                        Distribution Agent instructs the
                                        London Issuing Agent to obtain a
                                        Common   Code  and   ISIN   from
                                        Euroclear    or     Clearstream,
                                        Luxembourg.  In the  case of the
                                        first Tranche of Bank Notes of a
                                        Series, the London Issuing Agent
                                        telephones      Euroclear     or
                                        Clearstream,  Luxembourg  with a
                                        request  for a  Common  Code and
                                        ISIN for such  Series and in the
                                        case of a subsequent  Tranche of
                                        Bank  Notes of that  Series  the
                                        London Issuing Agent  telephones
                                        Euroclear    or     Clearstream,
                                        Luxembourg  with a request for a
                                        temporary  Common  Code and ISIN
                                        for such  Tranche.  Each  Common
                                        Code and ISIN is notified by the
                                        London  Issuing  Agent  to  each
                                        Distribution   Agent  which  has
                                        reached agreement with the Bank.
                              3:00p.m.  If a Distribution Agent has
                                        reached  agreement with the Bank
                                        by telephone,  such Distribution
                                        Agent  confirms the terms of the
                                        agreement  to  the  Bank  by fax
                                        attaching  a copy of the Pricing
                                        Supplement.   The   Distribution
                                        Agent  sends a copy of that  fax
                                        to the London  Issuing Agent and
                                        the Registrar for information.
                             5:00 p.m.  The Bank  confirms  its  agreement
                                        to the terms on which the issue of
                                        Bearer  Notes  is to the  made
                                        (including  the  form of the Pricing
                                        Supplement) by  signing  and
                                        returning a copy of  the Pricing
                                        Supplement to the relevant
                                        Distribution Agent.  The Bank also
                                        confirms its instructions to the London
                                        Issuing Agent (including, in
                                        the case of  Floating Rate Bank
                                        Notes, the rate fixed by the
                                        Calculation  Agent) to carry out the
                                        duties to be carried  out by the
                                        London  Issuing  Agent under  these
                                        Settlement Procedures and the
                                        Global Agency  Agreement including
                                        preparing, authenticating and
                                        issuing a Temporary  Global Note for
                                        the Tranche of Bank Notes which
                                        is to be purchased and in the case of
                                        the first Tranche of a Series,
                                        where the Pricing Supplement for such
                                        Tranche does not specify that
                                        such Temporary Global  Note is to be
                                        exchangeable  only for Bearer
                                        Notes in  definitive  form, a Permanent
                                        Global Note for such Series,
                                        giving details of such Bearer Notes.

                                        The Bank confirms  such
                                        instructions  by  sending a copy
                                        by  Fax of  the  signed  Pricing
                                        Supplement to the London Issuing
                                        Agent.



No later than Original       2:00 p.m.
Issue Date minus 4                      In the case of Bearer Notes which are to
Business Days                           the listed on a Stock Exchange, the
                                        London Issuing Agent notifies the
                                        relevant Listing
                                        Agent who in turn  notifies  the
                                        relevant  Stock  Exchange by fax
                                        or by hand of the details of the
                                        Bank   Notes  to  be  issued  by
                                        sending the  Pricing  Supplement
                                        to the relevant Stock Exchange.



Original Issue Date           3:00 p.m. In  the  case  of  Bearer  Notes
minus 2 Business Days                   cleared  through  Euroclear  and/or
Business Days                           Clearstream,  Luxembourg,  the relevant
                                        Distribution Agent instructs
                                        the relevant  clearing system to
                                        debit  its  account  and pay the
                                        purchase price, against delivery
                                        of  the  Bearer  Notes,  to  the
                                        London Issuing  Agent's  account
                                        with   the   relevant   clearing
                                        system  on  the  Original  Issue
                                        Date  and  the  London   Issuing
                                        Agent  receives  details of such
                                        instructions through the records
                                        of the relevant clearing system.

Original  Issue Date
minus 1 Business Day         3:00 p.m.  In the case of Floating Rate Bank Notes,
                                        the Calculation  Agent  notifies the
                                        relevant  clearing system, the Bank, any
                                        relevant Stock Exchange (or the relevant
                                        Listing  Agent,  which  in  turn
                                        shall notify the relevant  Stock
                                        Exchange)   and   the   relevant
                                        Distribution  Agent  by telex or
                                        fax of the rate of interest  for
                                        the first  Interest  Period  (if
                                        already  determined).  Where the
                                        rate  of  interest  has  not yet
                                        been  determined,   notification
                                        will be made in accordance  with
                                        this paragraph as soon as it has
                                        been determined.

Original Issue Date             agreed
minus 1 Business Day              time  The London  Issuing  Agent  prepares
(in the case of pre-closed              and  authenticates  a Temporary
issues) or Original Issue               Global Note for each  Tranche of
Date (in any other case)                Bank Notes which is to be  purchased
(the "Payment Instruction Date")        and,  where required as specified
                                        above, a Permanent  Global Note in
                                        respect of the relevant  Series.  The
                                        Temporary  Global Note and any
                                        such  Permanent  Global Note are
                                        then delivered by the London Issuing
                                        Agent  to  a  common   depositary
                                        for  Euroclear  and   Clearstream,
                                        Luxembourg and  instructions are
                                        given by the London Issuing Agent to
                                        Euroclear  or,  as the  case may
                                        be,  Clearstream,  Luxembourg to
                                        credit    the    Bearer    Notes
                                        represented  by  such  Temporary
                                        Global   Note   to  the   London
                                        Issuing   Agent's   distribution
                                        account.

                                        In  the  case  of  Bearer  Notes
                                        cleared through Euroclear and/or
                                        Clearstream,   Luxembourg,   the
                                        London   Issuing  Agent  further
                                        instructs  Euroclear  or, as the
                                        case   may   be,    Clearstream,
                                        Luxembourg  to  debit  from  the
                                        distribution account the nominal
                                        amount of the  relevant  Tranche
                                        of Bank Notes and to credit such
                                        nominal amount to the account of
                                        such  Distribution   Agent  with
                                        Euroclear    or     Clearstream,
                                        Luxembourg  against  payment  to
                                        the   account   of  the   London
                                        Issuing  Agent  of the  purchase
                                        price for the  relevant  Tranche
                                        of Bank  Notes  on the  Original
                                        Issue   Date.    The    relevant
                                        Distribution     Agent     gives
                                        corresponding   instructions  to
                                        Euroclear    or     Clearstream,
                                        Luxembourg.  The parties  (which
                                        for this purpose  shall  include
                                        the  London  Issuing  Agent) may
                                        agree  to   arrange   for  "free
                                        delivery"  to the  made  through
                                        the relevant  clearing system if
                                        specified   in  the   applicable
                                        Pricing Supplement.

Original Issue Date                     The relevant clearing
                                        system    debits   and   credits
                                        accounts  in   accordance   with
                                        instructions received by it.

                                        The London Issuing Agent pays to
                                        the Bank on the  Original  Issue
                                        Date  the   aggregate   purchase
                                        price  received  by it  to  such
                                        account  of the  Bank  as  shall
                                        have been notified to the London
                                        Issuing Agent for the purpose.

On or subsequent to                     The London  Issuing Agent notifies the
the Original  Issue                     Bank forthwith in the  event  that a
Date                                    Distribution  Agent  does not pay the
                                        purchase price due from
                                         it in respect of a Bank Note.

                                        The   London    Issuing    Agent
                                        notifies  the Bank of the  issue
                                        of Bearer Notes  giving  details
                                        of the  Global  Note(s)  and the
                                        nominal sum represented thereby.

                                        The relevant  Distribution Agent
                                        promptly   notifies  the  London
                                        Issuing     Agent    that    the
                                        distribution of the Bearer Notes
                                        purchased  or  placed  by it has
                                        been  completed.  If applicable,
                                        the   London    Issuing    Agent
                                        promptly  notifies the Bank, the
                                        relevant Distribution Agents and
                                        the relevant  clearing system of
                                        the  date  of  the  end  of  any
                                        applicable   restricted  trading
                                        period   with   respect  to  the
                                        relevant Tranche of Bank Notes.

            EUROCLEAR/CLEARSTREAM, LUXEMBOURG REGISTERED GLOBAL NOTES


         Bank Notes may be issued in book-entry form as Book-Entry Notes and represented by one or more fully registered Global Bank Notes held by or on behalf of Euroclear and/or Clearstream, Luxembourg, as depositary, and recorded in the book-entry system maintained by Euroclear and/or Clearstream, Luxembourg. Book-Entry Notes represented by a Global Note are exchangeable for definitive Bank Notes in registered form, of like tenor and of an equal aggregate principal amount, by the owners of such Book-Entry Notes only upon certain limited circumstances described in the Offering Circular. Settlement Procedures with regard to Book-Entry Notes purchased by each Distribution Agent as principal or sold by each Distribution Agent, as agent of the Bank, are as follows:


                                Latest
                                London
Day                               Time        Action

No later than  Original      2:00 p.m.  The Bank may agree with one or more of
Bank Notes                              the Distribution Agents for the issue
Issue Date minus 5                      and purchase of (whether pursuant to an
Business Days                           unsolicited  bid from a Distribution
                                        Agent or pursuant to an inquiry
                                         by the relevant Bank).

                             3:00 p.m.  In the case of the  first  Tranche  of
                                        Registered  Bank  Notes,  the London
                                        Issuing  Agent  telephones   Euroclear
                                        and/or Clearstream,Luxembourg  with a
                                        request for a Common Code for such
                                        Tranche and, in the case of a subsequent
                                        Tranche of Bank Notes of that  Series,
                                        the London  Issuing  Agent  telephones
                                        Euroclear  and/or   Clearstream,
                                        Luxembourg  with a  request  for a
                                        temporary  Common  Code  for such
                                        Tranche and the London  Issuing Agent
                                        confirms such number(s) to the
                                        Registrar. Each ISIN number, and each Common Code is notified by the Registrar by telex or fax to the Bank and the relevant Distribution Agent.

                                         If  a  Distribution   Agent  has
                                         reached  agreement with the Bank
                                         by telephone,  such Distribution
                                         Agent  confirms the terms of the
                                         agreement  to the  Bank by telex
                                         or fax  attaching  a copy of the
                                         Pricing Supplement. The relevant
                                         Distribution  Agent sends a copy
                                         of  that   fax  to  the   London
                                         Issuing  Agent and the Registrar
                                         for information.

                             5:00 p.m.  The Bank  confirms  its  agreement to
                                        the terms on which the issue of Bank
                                        Notes is to the made (including  the
                                        form  of  the  Pricing
                                        Supplement)by signing  and  returning
                                        a copy  of  the  Pricing Supplement  to
                                        the  relevant   Distribution  Agent.
                                        The  Bank  also confirms its
                                        instructions  (including,  in the case
                                        of Floating Rate Bank Notes,  the rate
                                        fixed by the  Calculation  Agent) to the
                                        London  Issuing  Agent  and the
                                        Registrar  to  carry  out the  duties
                                        to be carried  out by the  London
                                        Issuing  Agent and the  Registrar  under
                                        these   Settlement   Procedures  and
                                        the  Global  Agency  Agreement including
                                        preparing, authenticating  and  issuing
                                        one  or  more Registered   Global  Bank
                                        Notes and/or  one  or  more  Definitive
                                        Registered  Bank Notes for each Tranche
                                        of Bank Notes which are to be purchased
                                        or placed  by the relevant Distribution
                                        Agent,giving details of such Bank Notes.

                                        The    Bank     confirms    such
                                        instructions  by  sending a copy
                                        by  fax of  the  signed  Pricing
                                        Supplement to the London Issuing
                                        Agent and the Registrar.

                                        The relevant  Distribution Agent
                                        notifies     Euroclear    and/or
                                        Clearstream,  Luxembourg  of the
                                        relevant accounts to be credited
                                        with Bank Notes  represented  by
                                        interests in the Global  Note(s)
                                        to the issued.

No later than  Original      2:00 p.m.  In the case of Bank Notes which are to
Issue Date minus 4                      the listed on a Stock Exchange, the
Business Days                           London Issuing Agent notifies the
                                        relevant Listing
                                        Agent who in turn  notifies  the
                                        relevant  Stock  Exchange by fax
                                        or by hand of the details of the
                                        Bank   Notes  to  be  issued  by
                                        sending the  Pricing  Supplement
                                        to the relevant Stock Exchange.

Original Issue Date          3:00 p.m.  Where the relevant  Distribution  Agent
minus 2 Business  Days                  is purchasing or placing Bank Notes
                                        through Euroclear  and/or
                                        Clearstream, Luxembourg, the relevant
                                        Distribution   Agent   instructs
                                        Euroclear  and/or   Clearstream,
                                        Luxembourg,  subject  to further
                                        instructions,  on  the  Original
                                        Issue  Date  or,  in the case of
                                        Bank  Notes   denominated  in  a
                                        currency       requiring       a
                                        pre-closing,  the Original Issue
                                        Date  minus 1 Business  Day,  to
                                        debit  its   account,   or  such
                                        account as it  directs,  and pay
                                        the   purchase   price   to  the
                                        account of the  closing  bank as
                                        agreed  between  the  Bank,  the
                                        London  Issuing  Agent  and  the
                                        relevant Distribution Agent from
                                        time to time (in such  capacity,
                                        the  "Closing  Bank")  for  such
                                        purpose.

Original Issue Date          3:00 p.m.  In the case of  Floating  Rate  Bank
minus 1 Business Day                    Notes,  the  Calculation  Agent
                                        notifies the Registrar, Euroclear,
                                        Clearstream,  Luxembourg, the
                                        Bank, in the case of Listed Bank
                                        Notes,   the  relevant   Listing
                                        Agent (who in turn  notifies the
                                        relevant  Stock  Exchange),  and
                                        the relevant  Distribution Agent
                                        by  telex  or fax of the rate of
                                        interest for the first  Interest
                                        Period (if already  determined).
                                        Where the rate of  interest  has
                                        not yet  been  determined,  this
                                        will be notified  in  accordance
                                        with this  paragraph  as soon as
                                        it has been determined.


Original  Issue  Date           agreed  The London  Issuing  Agent  prepares and
minus 1 Business Day              time  authenticates the Registered Global
(in the case of pre-                    Note(s) for each Tranche of Bank Notes
closed issues)or                        which is to be   purchased by attaching
Original  Issue Date                    the applicable Pricing Supplement to a
(in any other case                      copy of the applicable master Registered
(the "Payment                           Global Note(s).
Instruction Date")
                                        The Registrar  enters  details of the
                                        principal  amount of Bank Notes
                                        to the issued and the registered
                                        holder(s) of such Bank Notes in the
                                        Register. Each Registered Global
                                        Note is then delivered by, or on
                                        behalf of,  the  London  Issuing
                                        Agent   to   a   custodian   for
                                        Euroclear  and/or   Clearstream,
                                        Luxembourg    to   credit    the
                                        principal amount of the relevant
                                        Tranche  of  Bank  Notes  to the
                                        appropriate        participants'
                                        accounts  in  Euroclear   and/or
                                        Clearstream,          Luxembourg
                                        previously   notified   by   the
                                        relevant   Distribution   Agent.
                                        Each Definitive  Registered Note
                                        is  delivered  to  the  relevant
                                        Distribution    Agent   or   its
                                        designee  for the benefit of the
                                        purchaser   of  such  Bank  Note
                                        against    delivery    by   such
                                        Distribution  Agent of a receipt
                                        therefor  or,  if so  instructed
                                        and upon  confirmation  from the
                                        Bank that proper  payment by the
                                        purchaser    has   been    made,
                                        delivered  directly  to the Bank
                                        or its  designee for the benefit
                                        of the  purchaser  of such  Bank
                                        Note(s)  against  delivery  of a
                                        receipt  therefor.  The  parties
                                        (which  for this  purpose  shall
                                        include the London Issuing Agent
                                        and the  Registrar) may agree to
                                        arrange for "free  delivery"  to
                                        be  made  through  the  relevant
                                        clearing  system if specified in
                                        the      applicable      Pricing
                                        Supplement,  in which case these
                                        Settlement  Procedures  will  be
                                        amended accordingly.

Original Issue Date                     The    relevant
                                        Distribution   Agent   instructs
                                        Euroclear  and/or   Clearstream,
                                        Luxembourg    to   credit    the
                                        interests   in  the   Registered
                                        Global Note(s) representing Bank
                                        Notes  purchased  by or  through
                                        such Distribution  Agent to such
                                        accounts    as   the    relevant
                                        Distribution  Agent has directed
                                        with      Euroclear       and/or
                                        Clearstream, Luxembourg.

                                        Euroclear  and/or   Clearstream,
                                        Luxembourg   debit  and   credit
                                        accounts  in   accordance   with
                                        instructions received by them.

                                        The Closing  Bank makes  payment
                                        to  the  Bank  on  the  Original
                                        Issue  Date  of  the   aggregate
                                        amount  received  by it to  such
                                        account  of the  Bank  as  shall
                                        have   been   notified   to  the
                                        Closing Bank for that purpose by
                                        the relevant bank.

On or subsequent to                     The London Issuing Agent notifies the
the Original Issue                      Bank forthwith in the event  that the
Date                                    relevant Distribution Agent does not
                                        pay the purchase price due
                                        from it in respect of the Bank Notes.
                                        The relevant  Distribution Agent
                                        notifies   the  London   Issuing
                                        Agent that the  distribution  of
                                        the  Bank  Notes   purchased  or
                                        placed by it has been completed.




Exhibit 27  See below.