Form 10-Q
period 2000-09-30
CAPITAL ONE FINANCIAL CORP
filed 2000-11-08
CIK 927628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 2000, there were 196,943,642 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        CAPITAL ONE FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------


                               September 30, 2000

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited):
                        Condensed Consolidated Balance Sheets..................3
                        Condensed Consolidated Statements of Income............4
                        Condensed Consolidated Statements of Changes
                         in Stockholders' Equity...............................5
                        Condensed Consolidated Statements of
                         Cash Flows............................................6
                        Notes to Condensed Consolidated Financial
                         Statements............................................7

          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations.............................................11

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K..........................30

                    Signatures................................................30

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                                       September 30        December 31
                                                                           2000               1999
--------------------------------------------------------------------- --------------     --------------
Assets:
Cash and due from banks                                               $       81,403     $      134,065
Federal funds sold and resale agreements                                      12,688
Interest-bearing deposits at other banks                                     128,377            112,432
--------------------------------------------------------------------- --------------     --------------
   Cash and cash equivalents                                                 222,468            246,497
Securities available for sale                                              1,652,330          1,856,421
Consumer loans                                                            12,331,088          9,913,549
   Less:  Allowance for loan losses                                         (457,000)          (342,000)
--------------------------------------------------------------------- --------------     --------------
Net loans                                                                 11,874,088          9,571,549
Premises and equipment, net                                                  560,974            470,732
Interest receivable                                                           93,817             64,637
Accounts receivable from securitizations                                   1,403,377            661,922
Other                                                                        571,771            464,685
--------------------------------------------------------------------- --------------     --------------
   Total assets                                                       $   16,378,825     $   13,336,443
--------------------------------------------------------------------- --------------     --------------

Liabilities:
Interest-bearing deposits                                             $    6,323,924     $    3,783,809
Other borrowings                                                           2,820,533          2,780,466
Senior notes                                                               4,119,101          4,180,548
Interest payable                                                             109,842            116,405
Other                                                                      1,230,037            959,608
--------------------------------------------------------------------- --------------     --------------
   Total liabilities                                                      14,603,437         11,820,836

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized
   50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
   1,000,000,000 and 300,000,000 shares, and 199,670,421 issued
   as of September 30, 2000 and December 31, 1999, respectively                1,997              1,997
Paid-in capital, net                                                         559,595            613,590
Retained earnings                                                          1,348,081          1,022,296
Cumulative other comprehensive loss                                          (25,337)           (31,262)
   Less: Treasury stock, at cost; 2,944,210 and 2,624,006
         shares as of September 30, 2000 and December 31, 1999,
         respectively                                                       (108,948)           (91,014)
---------------------------------------------------------------------  -------------     --------------
   Total stockholders' equity                                              1,775,388          1,515,607
--------------------------------------------------------------------- --------------     --------------
   Total liabilities and stockholders' equity                         $   16,378,825     $   13,336,443
--------------------------------------------------------------------- --------------     --------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                       Three Months Ended         Nine Months Ended
                                                          September 30               September 30
---------------------------------------------------- ----------   ----------  -----------   -----------
                                                        2000         1999         2000          1999
---------------------------------------------------- ----------   ----------  -----------   -----------
Interest Income:
Consumer loans, including fees                       $  606,872   $  386,727  $ 1,607,695   $ 1,064,987
Securities available for sale                            23,367       24,256       70,946        74,001
Other                                                     1,474        1,053        5,026         3,892
---------------------------------------------------- ----------   ----------  -----------   -----------
  Total interest income                                 631,713      412,036    1,683,667     1,142,880

Interest Expense:
Deposits                                                 90,197       38,003      205,936        88,383
Other borrowings                                         55,967       20,824      144,335        67,572
Senior notes                                             72,679       76,980      203,071       230,129
---------------------------------------------------- ----------   ----------  -----------   -----------
  Total interest expense                                218,843      135,807      553,342       386,084
---------------------------------------------------- ----------   ----------  -----------   -----------
Net interest income                                     412,870      276,229    1,130,325       756,796
Provision for loan losses                               193,409      114,061      470,944       262,948
---------------------------------------------------- ----------   ----------  -----------   -----------
Net interest income after provision for loan losses     219,461      162,168      659,381       493,848

Non-Interest Income:
Servicing and securitizations                           307,343      311,217      860,741       876,777
Service charges and other fees                          424,087      275,900    1,140,025       743,227
Interchange                                              65,039       33,946      161,570        97,732
---------------------------------------------------- ----------   ----------  -----------   -----------
  Total non-interest income                             796,469      621,063    2,162,336     1,717,736

Non-Interest Expense:
Salaries and associate benefits                         264,171      199,048      735,625       572,703
Marketing                                               233,188      175,163      646,686       529,493
Communications and data processing                       78,064       68,755      221,819       189,305
Supplies and equipment                                   66,325       48,076      176,766       127,083
Occupancy                                                30,721       19,117       83,263        49,412
Other                                                   146,488      119,262      406,982       315,815
---------------------------------------------------- ----------   ----------  -----------   -----------
  Total non-interest expense                            818,957      629,421    2,271,141     1,783,811
---------------------------------------------------- ----------   ----------  -----------   -----------
Income before income taxes                              196,973      153,810      550,576       427,773
Income taxes                                             74,850       58,448      209,219       162,554
---------------------------------------------------- ----------   ----------  -----------   -----------
Net income                                           $  122,123   $   95,362  $   341,357   $   265,219
---------------------------------------------------- ----------   ----------  -----------   -----------
Basic earnings per share                             $     0.62   $     0.48  $      1.73   $      1.34
---------------------------------------------------- ----------   ----------  -----------   -----------
Diluted earnings per share                           $     0.58   $     0.45  $      1.63   $      1.26
---------------------------------------------------- ----------   ----------  -----------   -----------
Dividends paid per share                             $     0.03   $     0.03  $      0.08   $      0.08
---------------------------------------------------- ----------   ----------  -----------   -----------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)

                                                                                                 Cumulative
                                                                                                    Other                  Total
                                                         Common Stock    Paid-In      Retained  Comprehensive Treasury Stockholders'
                                                       Shares   Amount Capital, Net   Earnings  Income (Loss)   Stock     Equity
--------------------------------------------------- ----------- ------ -----------  ----------- ------------  --------- -----------
Balance, December 31, 1998                          199,670,376 $1,997 $  598,167   $   679,838 $     60,655  $ (70,251)$ 1,270,406
Comprehensive income:
  Net income                                                                            265,219                             265,219
  Other comprehensive income (loss), net of income tax:
   Unrealized losses on securities, net of
    income tax benefit of $58,019                                                                    (94,662)               (94,662)
   Foreign currency translation adjustments                                                            1,775                  1,775
                                                                                                     -------             ----------
  Other comprehensive loss                                                                           (92,887)               (92,887)
                                                                                                                         ----------
Comprehensive income                                                                                                        172,332
Cash dividends - $.08 per share                                                         (15,492)                            (15,492)
Purchases of treasury stock                                                                                     (80,004)    (80,004)
Issuances of common stock                                   45               (740)           20                   8,228       7,508
Exercise of stock options                                                 (22,614)                               54,087      31,473
Common stock issuable under incentive plan                                 47,221                                            47,221
Other items, net                                                            3,737                                             3,737
--------------------------------------------------- ----------- ------ -----------  ----------- ------------  ---------  ----------
Balance, September 30, 1999                         199,670,421 $1,997 $  625,771   $   929,585 $    (32,232) $ (87,940) $1,437,181
--------------------------------------------------- ----------- ------ -----------  ----------- ------------  ---------  ----------

Balance, December 31, 1999                          199,670,421 $1,997 $  613,590   $ 1,022,296 $    (31,262) $ (91,014) $1,515,607

Comprehensive income:
  Net income                                                                            341,357                             341,357
  Other comprehensive income, net of income tax:
   Unrealized gains on securities, net of
    income taxes of $5,549                                                                             9,053                  9,053
   Foreign currency translation adjustments                                                           (3,128)                (3,128)
                                                                                                     -------             ----------
  Other comprehensive income                                                                           5,925                  5,925
                                                                                                                         ----------
Comprehensive income                                                                                                        347,282
Cash dividends - $.08 per share                                                         (15,572)                            (15,572)
Purchases of treasury stock                                                                                    (136,347)   (136,347)
Issuances of common stock                                                     855                                13,999      14,854
Exercise of stock options                                                 (73,415)                              104,414      30,999
Common stock issuable under incentive plan                                 15,473                                            15,473
Other items, net                                                            3,092                                             3,092
--------------------------------------------------- ----------- ------ -----------  ----------- ------------  ---------  ----------
Balance, September 30, 2000                         199,670,421 $1,997 $  559,595   $ 1,348,081 $    (25,337) $(108,948) $1,775,388
--------------------------------------------------- ----------- ------ -----------  ----------- ------------  ---------  ----------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                           Nine Months Ended
                                                                              September 30
--------------------------------------------------------------------- -------------  -------------
                                                                           2000          1999
--------------------------------------------------------------------- -------------  -------------
Operating Activities:
Net income                                                            $     341,357  $     265,219
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                              470,944        262,948
     Depreciation and amortization, net                                     174,573        122,518
     Stock compensation plans                                                15,473         47,221
     Increase in interest receivable                                        (29,180)       (12,433)
     (Increase) decrease in accounts receivable from securitizations       (741,242)       101,577
     Increase in other assets                                              (138,075)      (150,303)
     Decrease in interest payable                                            (6,563)        (3,949)
     Increase in other liabilities                                          270,429        252,634
--------------------------------------------------------------------- -------------  -------------
       Net cash provided by operating activities                            357,716        885,432
--------------------------------------------------------------------- -------------  -------------

Investing Activities:
Purchases of securities available for sale                                 (644,125)      (649,863)
Proceeds from maturities of securities available for sale                    83,759        178,884
Proceeds from sales of securities available for sale                        778,875        522,357
Proceeds from securitizations of consumer loans                           2,476,893      1,714,514
Net increase in consumer loans                                           (5,447,755)    (4,136,573)
Recoveries of loans previously charged off                                  175,151         87,676
Additions of premises and equipment, net                                   (218,454)      (273,532)
--------------------------------------------------------------------- -------------  -------------
       Net cash used in investing activities                             (2,795,656)    (2,556,537)
--------------------------------------------------------------------- -------------  -------------

Financing Activities:
Net increase in interest-bearing deposits                                 2,540,115      1,576,421
Net increase (decrease) in other borrowings                                  39,874       (627,411)
Issuances of senior notes                                                   994,176      1,453,059
Maturities of senior notes                                               (1,056,387)      (864,779)
Dividends paid                                                              (15,572)       (15,492)
Purchases of treasury stock                                                (136,347)       (80,004)
Net proceeds from issuances of common stock                                  17,053         11,098
Proceeds from exercise of stock options                                      30,999         31,473
--------------------------------------------------------------------- -------------  -------------
       Net cash provided by financing activities                          2,413,911      1,484,365
--------------------------------------------------------------------- -------------  -------------

Decrease in cash and cash equivalents                                       (24,029)      (186,740)
Cash and cash equivalents at beginning of period                            246,497        300,167
--------------------------------------------------------------------- -------------  -------------
Cash and cash equivalents at end of period                            $     222,468  $     113,427
--------------------------------------------------------------------- -------------  -------------

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2000
(in thousands, except per share data) (unaudited)

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

Note B:  Significant Accounting Policies

Cash and Cash Equivalents

         Cash paid for interest for the nine months ended September 30, 2000 and 1999 was $559,905 and $384,812, respectively. Cash paid for income taxes for the nine months ended September 30, 2000 and 1999 was $182,100 and $205,515, respectively.

Segments

         The Company maintains three distinct business segments: lending, telecommunications and "other." Lending is the Company's only reportable business segment, based on the definitions provided in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Substantially all of the Company's reported assets, revenues and income are derived from the lending segment in all periods presented. All revenue is generated from external customers and is predominantly derived in the United States.

Note C:  Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 was subsequently amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133, SFAS No. 137 and SFAS No. 138 (all together "SFAS 133 as amended") will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 as amended is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of the adoption of SFAS 133 as amended, and based upon the FASB's interpretations to date does not expect it to have a material effect on the Company's financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The disclosure requirements and collateral provisions of SFAS 140 are effective for fiscal years ending after December 15, 2000, while the other provisions of the new standard apply prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material effect on the Company's financial position or the results of operations.

Note D:  Borrowings

         In August 2000, the Bank entered into a multicurrency revolving credit facility (the "Multicurrency Facility"). The Multicurrency Facility is intended to finance the Company's business in the United Kingdom and is comprised of two Tranches, each in the amount of Euro 300,000 ($270,800 equivalent based on the exchange rate at closing). The Tranche A facility is intended for general corporate purposes whereas the Trabche B facility is intended to replace and extend the Corporation's prior credit facility for U.K. pounds sterling and Canadian dollars, which matured on August 29, 2000. The Corporation serves as guarantor of all borrowings under the Muticurrency Facility and the Bank's subsidiary, Capital One Bank Europe plc, is eligible to be added as a borrower under the Bank's guarantee. Tranche A of the commitment terminates on August 9, 2001, and Tranche B of the commitment terminates August 9, 2004.

         In August 2000, the Company entered into four bilateral revolving credit facilities with different lenders (the "Bilateral Facilities"). The Bilateral Facilities are being used to finance the Company's business in Canada and for general corporate purposes. Two of the Bilateral Facitilites are for Capital One, Inc., guarnateed by the Coporation, and are each in the amount of C$100,000 ($67,400 equivalent based on exchange rate at closing). The other two Bilateral Facilities are for the Corporation in the amount of $70,000 and $30,000. Each of the Bilateral Facilities will terminate on August 10, 2001.

Note E:  Comprehensive Income

         Comprehensive income for the three months ended September 30, 2000 and 1999 was as follows:

                                           Three Months Ended
                                               September 30
----------------------------------------- -----------------------
                                              2000        1999
----------------------------------------- ----------- -----------
Comprehensive Income:
Net income                                $   122,123 $    95,362
Other comprehensive income (loss)               8,486     (44,950)
----------------------------------------- ----------- -----------
Total comprehensive income                $   130,609 $    50,412
----------------------------------------- ----------- -----------

Note F:  Associate Stock Plans

         The Corporation's June 11, 1998 stock options grant to senior management vested in September 2000. This grant included approximately 2,500,000 performance-based options.

Note G:  Earnings Per Share

         Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended      Nine Months Ended
                                                        September 30           September 30
-------------------------------------------------- ---------------------   --------------------
(shares in thousands)                                  2000       1999        2000       1999
-------------------------------------------------- ----------  ---------   ---------  ---------
Numerator:
Net income                                          $ 122,123  $  95,362   $ 341,357  $ 265,219

Denominator:
Denominator for basic earnings per share -
    Weighted-average shares                           196,255    197,424     196,303    197,562

Effect of dilutive securities:
    Stock options                                      13,800     12,718      12,829     13,108
-------------------------------------------------- ---------- ----------   ---------  ---------

Denominator for diluted earnings per share -
    Adjusted weighted-average shares                  210,055    210,142     209,132    210,670
-------------------------------------------------- ----------  ---------   ---------  ---------
Basic earnings per share                                $0.62      $0.48   $    1.73  $    1.34
-------------------------------------------------- ----------  ---------   ---------  ---------
Diluted earnings per share                          $    0.58  $    0.45   $    1.63  $    1.26
-------------------------------------------------- ----------  ---------   ---------  ---------

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

         Subsequently, the Bank moved for summary judgement on the two remaining counts and for a ruling that a class cannot be certified in this case. The motion for summary judgement was granted in favor of the Bank on both counts, but the plaintiffs were granted leave to amend the complaint. Plaintiff has filed an Amended Complaint and the Bank's Demurrer is pending.

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

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of September 30, 2000, the Company had 29.4 million customers and $24.2 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

         Net income for the three months ended September 30, 2000 of $122.1 million, or $0.58 per share, compares to net income of $95.4 million, or $.45 per share, for the same period in 1999. The increase in net income is primarily a result of an increase in asset and account volumes and rates. Net interest income increased $136.6 million, or 49%, as the net interest margin increased to 11.95% from 11.40% and average earning assets increased by 43%. The provision for loan losses increased $79.3 million, or 70%, as average reported loans increased 55% and delinquencies increased. Non-interest income increased $175.4 million, or 28%, primarily as a result of an increase in average accounts of 41% and an increase in the frequency of certain fees charged due to increased purchase volume. Marketing expense increased $58.0 million, or 33%, to $233.2 million as the Company continues to invest in new product opportunities. Increases in salaries and associate benefits expense of $65.1 million, or 33%, and other non-interest expense (excluding marketing) of $66.4 million, or 26%, primarily reflected increased staff and cost of operations, and the building of infrastructure to manage the growth in accounts and new product opportunities. Each component is discussed in further detail in subsequent sections of this analysis.

         Net income for the nine months ended September 30, 2000 was $341.4 million, or $1.63 per share, compared to net income of $265.2 million, or $1.26 per share, for the same period in 1999. This increase in net income primarily reflected the increases in asset and account volumes accompanied by an increase in net interest margin as discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

Managed Consumer Loan Portfolio

         The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan adds back the effect of off-balance sheet consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

         The Company's managed consumer loan portfolio is comprised of reported and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), and are not assets of the Company. Therefore, those loans are not shown on the balance sheet.

         Table 1 summarizes the Company's managed consumer loan portfolio.

--------------------------------------------------------------------------------
                    Table 1 - MANAGED CONSUMER LOAN PORTFOLIO
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                          September 30
----------------------------------------------- --------------------------------
(in thousands)                                        2000             1999
----------------------------------------------- ---------------  ---------------

Period-End Balances:
Reported consumer loans                         $    12,331,088  $     8,286,210
Off-balance sheet consumer loans                     11,821,063       10,231,201
----------------------------------------------- ---------------  ---------------
Total managed consumer loan portfolio           $    24,152,151  $    18,517,411
----------------------------------------------- ---------------  ---------------

Average Balances:
Reported consumer loans                         $    12,093,781  $     7,790,933
Off-balance sheet consumer loans                     10,926,377       10,371,042
----------------------------------------------- ---------------  ---------------
Total average managed consumer loan portfolio   $    23,020,158  $    18,161,975
----------------------------------------------- ---------------  ---------------

                                                        Nine Months Ended
                                                          September 30
----------------------------------------------- --------------------------------
(in thousands)                                       2000              1999
----------------------------------------------- ---------------  ---------------

Average Balances:
Reported consumer loans                         $    10,614,434  $     7,346,484
Off-balance sheet consumer loans                     10,763,801       10,387,868
----------------------------------------------- ---------------  ---------------
Total average managed consumer loan portfolio   $    21,378,235  $    17,734,352
----------------------------------------------- ---------------  ---------------

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


----------------------------------------------------------------------------------------------------
                                Table 2 - OPERATING DATA AND RATIOS
----------------------------------------------------------------------------------------------------
                                     Three Months Ended                    Nine Months Ended
                                        September 30                          September 30
----------------------------  ---------------------------------     --------------------------------
 (dollars in thousands)            2000               1999                2000             1999
----------------------------  ---------------   ---------------     ---------------   --------------
 Reported:
     Average earning assets   $    13,822,750   $     9,688,556     $    12,363,221   $    9,262,944
      Net interest margin(1)            11.95%            11.40%              12.19%           10.89%
     Loan yield                         20.07             19.86               20.20            19.33
----------------------------  ---------------   ---------------     ---------------   --------------

 Managed:
     Average earning assets   $    24,749,127   $    20,059,598     $    23,127,022   $   19,650,812
      Net interest margin(1)            10.75%            11.14%              10.94%           10.86%
     Loan yield                         18.06             17.92               18.02            17.49
----------------------------  ---------------   ---------------     ---------------   --------------

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

         By applying its IBS and in response to dynamic competitive pressures, the Company also targets a significant amount of its marketing expense to other credit card product opportunities. Examples of such products include secured cards, lifestyle and co-branded cards, student cards and other cards targeted to certain markets that are underserved by the Company's competitors. These products do not have a significant, immediate impact on managed loan balances; rather they typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include annual membership fees and higher annual finance charge rates. The profile of the consumers targeted for these products, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the low non-introductory rate products.

         Table 3 provides income statement data and ratios for the Company's managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

-------------------------------------------------------------------------------------
                     Table 3 - MANAGED RISK ADJUSTED REVENUE
-------------------------------------------------------------------------------------
                                    Three Months Ended         Nine Months Ended
                                       September 30               September 30
----------------------------- ------------------------   ----------------------------
(dollars in thousands)           2000         1999            2000           1999
----------------------------- -----------  -----------   -------------  -------------
Managed Income Statement:
Net interest income           $   665,059  $   558,889   $   1,898,265  $   1,599,926
Non-interest income               619,909      438,645       1,663,631      1,194,769
Net charge-offs                  (218,404)    (176,019)       (621,324)      (511,152)
----------------------------- -----------  -----------   -------------  -------------
   Risk adjusted revenue      $ 1,066,564  $   821,515   $   2,940,572  $   2,283,543
----------------------------- -----------  -----------   -------------  -------------

Ratios(1):
Net interest margin                 10.75%       11.14%          10.94%         10.86%
Non-interest income                 10.02         8.75            9.59           8.11
Net charge-offs                     (3.53)       (3.51)          (3.58)         (3.47)
----------------------------- -----------  -----------   -------------  -------------
   Risk adjusted margin             17.24%       16.38%          16.95%         15.49%
----------------------------- -----------  -----------   -------------  -------------

(1) As a percentage of average managed earning assets.

Net Interest Income

         Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, other borrowings and borrowings from senior notes.

         Reported net interest income for the three months ended September 30, 2000 was $412.9 million, compared to $276.2 million for the same period in the prior year, representing an increase of $136.6 million, or 49%. For the nine months ended September 30, 2000, net interest income was $1.1 billion compared to $756.8 million for the same period in 1999, representing an increase of $373.5 million, or 49%. Net interest margin increased 55 and 130 basis points to 11.95% and 12.19% for the three and nine months ended September 30, 2000, respectively, compared to the same periods in the prior year. These increases were primarily a result of the increases in the yield on earning assets of 127 and 171 basis points for the three and nine months ended September 30, 2000, respectively, to 18.28% from 17.01% and to 18.16% from 16.45%, respectively, as compared to the same periods in the prior year. The increase in the yield on earning assets was primarily attributable to an increase in the average balance in the reported consumer loan portfolio of 55% and 44% for the three and nine months ended September 30, 2000, respectively, as well as an increase in the yield on those consumer loans. The yield on consumer loans increased 21 and 87 basis points, respectively as a result of a slight shift in the mix of the portfolio to higher yielding assets and an increase in the frequency of past-due fees charged as compared to the same periods in the prior year.

         Managed net interest income increased $106.2 million, or 19%, and $298.3 million, or 19%, for the three and nine months ended September 30, 2000, respectively, compared to the same periods in the prior year. The increases in managed net interest income were the result of managed average earning assets increasing 18% and the managed net interest margin increasing 8 basis points to 10.94% for the nine months ended September 30, 2000, respectively. The increase in managed net interest margin principally reflects increases in average earning asset composition and earning asset yields discussed above.

         Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 2000 and 1999.

-------------------------------------------------------------------------------------------------------------
               Table 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
-------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended September 30
----------------------------------  -------------------------------------------------------------------------
                                                      2000                                  1999
----------------------------------  ------------------------------------   ----------------------------------
                                       Average       Income/     Yield/       Average      Income/     Yield/
(dollars in thousands)                 Balance       Expense      Rate        Balance      Expense      Rate
----------------------------------  ------------  -----------  ---------   ------------  -----------  -------
Assets:
Earning assets
   Consumer loans(1)                $ 12,093,781  $   606,872    20.07%    $  7,790,933  $   386,727    19.86%
   Securities available for sale       1,557,088       23,367     6.00        1,683,839       24,256     5.76
   Other                                 171,881        1,474     3.43          213,784        1,053     1.97
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Total earning assets                  13,822,750  $   631,713    18.28%       9,688,556  $   412,036    17.01%
Cash and due from banks                  110,126                                 44,732
Allowance for loan losses               (415,333)                              (272,667)
Premises and equipment, net              563,388                                399,289
Other assets                           2,025,685                              1,359,173
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
  Total assets                      $ 16,106,616                           $ 11,219,083
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                         $  5,787,748  $    90,197     6.23%    $  3,001,711  $    38,003     5.06%
   Other borrowings                    3,084,407       55,967     7.26        1,333,434       20,824     6.25
   Senior notes                        4,139,665       72,679     7.02        4,494,440       76,980     6.85
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Total interest-bearing liabilities    13,011,820  $   218,843     6.73%       8,829,585  $   135,807     6.15%
Other                                  1,351,476                                928,919
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
  Total liabilities                   14,363,296                              9,758,504
Equity                                 1,743,320                              1,460,579
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
  Total liabilities and equity      $ 16,106,616                           $ 11,219,083
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Net interest spread                                              11.55%                                 10.86%
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Interest income to
   average earning assets                                        18.28%                                 17.01%
Interest expense to
   average earning assets                                         6.33                                   5.61
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Net interest margin                                              11.95%                                 11.40%
----------------------------------  ------------  -----------  -------     ------------  -----------  -------

(1) Interest income includes past-due fees on loans of approximately $206,880 and $122,409 for the three months ended September 30, 2000 and 1999, respectively.

                                                                  Nine Months Ended September 30
----------------------------------  ------------------------------------------- -----------------------------
                                                     2000                                   1999
----------------------------------  ----------------------------------     ---- -----------------------------
                                      Average       Income/     Yield/        Average      Income/     Yield/
(dollars in thousands)                Balance       Expense      Rate         Balance      Expense      Rate
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Assets:
Earning assets
   Consumer loans(1)                $ 10,614,434  $ 1,607,695    20.20%    $  7,346,484  $ 1,064,987    19.33%
   Securities available for sale       1,585,893       70,946     5.96        1,743,930       74,001     5.66
   Other                                 162,894        5,026     4.11          172,530        3,892     3.01
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Total earning assets                  12,363,221  $ 1,683,667    18.16%       9,262,944  $ 1,142,880    16.45%
Cash and due from banks                   97,519                                 18,133
Allowance for loan losses               (380,056)                              (255,167)
Premises and equipment, net              532,504                                331,584
 Other assets                          1,672,996                              1,303,482
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
  Total assets                      $ 14,286,184                           $ 10,660,976
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Liabilities and Equity:
Interest-bearing liabilities
   Deposits                         $  4,729,623  $   205,936     5.81%    $  2,461,154  $    88,383     4.79%
   Other borrowings                    2,760,087      144,335     6.97        1,568,835       67,572     5.74
   Senior notes                        3,940,315      203,071     6.87        4,436,182      230,129     6.92
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Total interest-bearing liabilities    11,430,025  $   553,342     6.45%       8,466,171  $   386,084     6.08%
Other liabilities                      1,210,290                                815,606
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
  Total liabilities                   12,640,315                              9,281,777
Equity                                 1,645,869                              1,379,199
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
  Total liabilities and equity      $ 14,286,184                           $ 10,660,976
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Net interest spread                                              11.71%                                 10.37%
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Interest income to
   average earning assets                                        18.16%                                 16.45%
Interest expense to
   average earning assets                                         5.97                                   5.56
----------------------------------  ------------  -----------  -------     ------------  -----------  -------
Net interest margin                                              12.19%                                 10.89%
----------------------------------  ------------  -----------  -------     ------------  -----------  -------

(1) Interest income includes past-due fees on loans of approximately $554,245 and $341,470 for the nine months ended September 30, 2000 and 1999, respectively.

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

------------------------------------------------------------------------------------------------------------------
                                       Table 5 - INTEREST VARIANCE ANALYSIS
------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended                         Nine Months Ended
                                        September 30, 2000 vs 1999                September 30, 2000 vs 1999
-------------------------------- --------------------------------------  -----------------------------------------
                                   Increase        Change due to(1)        Increase         Change due to(1)
(in thousands)                    (Decrease)     Volume     Yield/Rate    (Decrease)       Volume      Yield/Rate
-------------------------------- -----------  -----------  -----------   ------------  -------------  ------------
Interest Income:
Consumer loans                   $   220,145  $   215,874  $     4,271   $    542,708  $     493,030  $     49,678
Securities available for sale           (889)      (5,784)       4,895         (3,055)        (8,608)        5,553
Other                                    421       (1,218)       1,639          1,134           (354)        1,488
-------------------------------- -----------  -----------  -----------   ------------  -------------  ------------
Total interest income                219,677      186,985       32,692        540,787        412,815       127,972

Interest Expense:
Deposits                              52,194       41,795       10,399        117,553         95,530        22,023
Other borrowings                      35,143       31,286        3,857         76,763         59,878        16,885
Senior notes                          (4,301)     (14,973)      10,672        (27,058)       (25,565)       (1,493)
-------------------------------- -----------  -----------  -----------   ------------  -------------  ------------
Total interest expense                83,036       69,349       13,687        167,258        142,239        25,019
-------------------------------- -----------  -----------  -----------   ------------  -------------  ------------
Net interest income(1)           $   136,641  $   122,919  $    13,722   $    373,529  $     275,538  $     97,991
-------------------------------- -----------  -----------  -----------   ------------  -------------  ------------

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

         Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization transactions, as well as gains and losses recognized as a result of the securitization transactions. Servicing and securitizations income decreased $3.9 million, or 1%, to $307.3 million for the three months ended September 30, 2000, from $311.2 million in the same period in the prior year. Servicing and securitizations income decreased $16.0 million, or 2%, to $860.7 million for the nine months ended September 30, 2000, from $876.8 million in the same period in the prior year. These decreases were primarily due to the decrease in net spread on the off-balance sheet loan portfolio as a result of the increase in interest paid to certificateholders driven by higher interest rates.

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

Other Non-Interest Income

         Interchange income increased to $65.0 million and $161.6 million, or 92% and 65%, for the three and nine months ended September 30, 2000, respectively, compared to $33.9 million and $97.7 million for the same periods in the prior year. These increases are primarily attributable to increased purchase volume and new account growth in the three and nine months ended September 30, 2000. Service charges and other fees increased to $424.1 million and $1.1 billion, or 54% and 53%, for the three and nine months ended September 30, 2000, respectively, compared to $275.9 million and $743.2 million for the same periods in the prior year. These increases were primarily due to the increase in average accounts of 41% and 40% for the three and nine months ended September 30, 2000, respectively, compared to the same period in the prior year.

Non-Interest Expense

         Non-interest expense for the three and nine months ended September 30, 2000 was $819.0 million and $2.3 billion, respectively, an increase of 30% and 27% over $629.4 million and $1.8 billion, respectively, for the same periods in the prior year. Contributing to the increase in non-interest expense for the three and nine months ended September 30, 2000 was salaries and associate benefits expense which increased $65.1 million, or 33%, and $162.9 million, or 28%, respectively. Marketing expense increased $58.0 million and $117.2 million, or 33% and 22%, to $233.2 million and $646.7 million for the three and nine months ended September 30, 2000, respectively, as the Company continued to invest in new and existing product opportunities. All other non-interest expenses increased $66.4 million and $207.2 million, or 26% and 30%, to $321.6 million and $888.8 million for the three and nine months ended September 30, 2000, respectively, from $255.2 million and $681.6 million for the same periods in the prior year. These increases were primarily a result of the 41% and 40% increases in the average number of accounts for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in the prior year, as well as the Company's continued expansion into new product and geographic markets, which resulted in a corresponding increase in all operational costs.

Income Taxes

         The Company's income tax rate was 38% for the three and nine months ended September 30, 2000 and 1999 and includes both state and federal income tax components.

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

---------------------------------------------------------------------------------------
                             Table 6 - DELINQUENCIES
---------------------------------------------------------------------------------------
                                                 September 30
-----------------------  --------------------------------------------------------------
                                      2000                             1999
-----------------------  ------------------------------   -----------------------------
                                           Percent of                      Percent of
(dollars in thousands)        Loans       Total Loans          Loans       Total Loans
-----------------------  --------------  --------------   --------------  -------------
Reported:
Loans outstanding        $   12,331,088      100.00%      $    8,286,210      100.00%
Loans delinquent:
 30-59 days                     324,006        2.63              193,051        2.33
 60-89 days                     198,832        1.61              106,666        1.29
 90 or more days                362,726        2.94              167,812        2.02
-----------------------  --------------  --------------   --------------  -------------
Total                    $      885,564        7.18%      $      467,529        5.64%
-----------------------  --------------  --------------   --------------  -------------

Managed:
Loans outstanding        $   24,152,151      100.00%      $   18,517,411      100.00%
Loans delinquent:
 30-59 days                     483,595        2.00              379,764        2.05
 60-89 days                     289,636        1.20              211,022        1.14
 90 or more days                512,717        2.12              345,630        1.87
-----------------------  --------------   -------------   --------------  -------------
Total                    $    1,285,948        5.32%      $      936,416        5.06%
-----------------------  --------------   -------------   --------------  -------------

         The 30-plus day delinquency rate for the reported consumer loan portfolio was 7.18% as of September 30, 2000, up 154 basis points from 5.64% as of September 30, 1999 and up 36 basis points from 6.82% as of June 30, 2000. The delinquency rate for the managed consumer loan portfolio was 5.32% as of September 30, 2000, up 26 basis points from 5.06% as of September 30, 1999 and down 3 basis points from 5.35% as of June 30, 2000. Both the reported and managed consumer loan delinquency rate increases as of September 30, 2000 from the same period in the prior year principally reflected more seasoned accounts. In addition, the mix of the reported loan portfolio in the current period includes more accounts that tend to have higher delinquencies than the portfolio average.

Net Charge-Offs

         Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

-----------------------------------------------------------------------------------------------------
                                    Table 7 - NET CHARGE-OFFS
-----------------------------------------------------------------------------------------------------
                                             Three Months Ended               Nine Months Ended
                                                September 30                     September 30
-------------------------------------  ------------------------------  ------------------------------
(dollars in thousands)                      2000            1999             2000           1999
-------------------------------------  --------------  --------------  --------------  --------------
Reported:
Average loans outstanding              $   12,093,781  $    7,790,933  $   10,614,434  $    7,346,484
Net charge-offs                               142,759          75,737         352,173         190,792
Net charge-offs as a percentage
     of average loans outstanding                4.72%           3.89%           4.42%           3.46%
-------------------------------------  --------------  --------------  --------------  --------------

Managed:
Average loans outstanding              $   23,020,158  $   18,161,975  $   21,378,235  $   17,734,352
Net charge-offs                               218,404         176,019         621,324         511,152
Net charge-offs as a percentage
     of average loans outstanding                3.80%           3.88%           3.88%           3.84%
-------------------------------------  --------------  --------------  --------------  --------------

         Net charge-offs of managed loans increased $42.4 million and $110.2 million, or 24% and 22%, while average managed consumer loans grew 27% and 21% for the three and nine months ended September 30, 2000, respectively, compared to the same periods in the prior year. For the three and nine months ended September 2000, the Company's net charge-offs as a percentage of average managed loans outstanding were 3.80% and 3.88%, respectively, compared to 3.88% and 3.84% for the same periods in the prior year.

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

------------------------------------------------------------------------------------------------------

                                  Table 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

------------------------------------------------------------------------------------------------------
                                                       Three Months Ended       Nine Months Ended
                                                          September 30             September 30
-------------------------------------------------  -------------------------  ------------------------
(dollars in thousands)                                 2000         1999         2000          1999
-------------------------------------------------  -----------   -----------  -----------  -----------
Balance at beginning of period                     $   407,000   $   266,000  $   342,000  $   231,000
Provision for loan losses                              193,409       114,061      470,944      262,948
Other                                                     (650)        1,676       (3,771)       2,844
Charge-offs                                           (211,099)     (107,447)    (527,324)    (278,469)
Recoveries                                              68,340        31,710      175,151       87,677
-------------------------------------------------  -----------   -----------  -----------  -----------
Net charge-offs                                       (142,759)      (75,737)    (352,173)    (190,792)
-------------------------------------------------  -----------   -----------  -----------  -----------
Balance at end of period                           $   457,000   $   306,000  $   457,000  $   306,000
-------------------------------------------------  -----------   -----------  -----------  -----------
Allowance for loan losses to loans at period-end          3.71%        3.69%         3.71%        3.69%
-------------------------------------------------  -----------   -----------  -----------  -----------

         For the three and nine months ended September 30, 2000, the provision for loan losses increased to $193.4 million and $470.9 million or 70% and 79%, respectively, from $114.1 million and $262.9 million for the comparable periods in the prior year.

Funding

         The Company has established access to a variety of funding alternatives, in addition to securitization of its consumer loans. In June 2000, the Company established a $5.0 billion global senior and subordinated bank note program, of which $994 million was outstanding as of September 30, 2000 with original terms of three to five years. The Company has historically issued senior unsecured debt of the Bank through its $8.0 billion domestic bank note program, of which $2.6 billion was outstanding as of September 30, 2000, with original terms of one to ten years. Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies allowing the bank to borrow from both U.S. and non-U.S. lenders. In addition, the Company has multiple committed revolving credit facilities offering foreign currency funding options. Furthermore, the Bank has a $1.0 billion Euro Medium Term Note program that is targeted specifically to non-U.S. investors. The
Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translation.

         The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, as well as to develop customized account management programs. As of September 30, 2000, the Company had $6.3 billion in interest-bearing deposits, with original maturities of up to ten years.

         Table 9 shows the maturity distribution of certificates of deposit in denominations of $100,000 or greater ("large denomination CDs") as of September 30, 2000.

------------------------------------------------------------------------
Table 9 - MATURITEIS OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE
------------------------------------------------------------------------
                              September 30, 2000
-------------------------  ------------------------
(dollars in thousands)        Balance      Percent
-------------------------  -------------  ---------

3 months or less           $     387,725      15.03%
Over 3 through 6 months          276,412      10.71
Over 6 through 12 months         769,893      29.84
Thereafter                     1,145,919      44.42
-------------------------  -------------  ---------
Total                      $   2,579,949     100.00%
-------------------------  -------------  ---------

         The Company's other borrowings portfolio consists of $2.2 billion in borrowings maturing within one year and $599.4 million in borrowings maturing after one year.

         Table 10 shows the Company's unsecured funding availability and outstandings as of September 30, 2000.

--------------------------------------------------------------------------------------------------------
                                    Table 10 - FUNDING AVAILABILITY
--------------------------------------------------------------------------------------------------------
                                                                 September 30, 2000
--------------------------------------------- ----------------------------------------------------------
                                               Effective/                                       Final
(dollars or dollar equivalents in millions)    Issue Date    Availability(1)   Outstanding   Maturity(4)
--------------------------------------------- ------------- ----------------  ------------- ------------
Domestic revolving credit facility                 5/99           $1,200                         5/03
Multicurrency credit facility                      8/00              541                         8/04
Bilateral revolving credit facilities                8/00              205                         8/01
Senior global bank note program                    6/00            5,000      $      994          -
Senior domestic bank note program(2)               4/97            8,000           2,571          -
Non-U.S. bank note program                        10/97            1,000               5          -
Corporation Shelf Registration                     8/99            1,550             549          -
Capital securities(3)                              1/97              100              98         2/27
--------------------------------------------- ------------- ----------------  -------------- -----------

(1) All funding sources are revolving except for the Corporation Shelf Registration and the Capital Securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2) Includes availability to issue up to $200 million of subordinated bank notes, none outstanding as of September 30, 2000.
(3) Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
(4) Maturity date refers to the date the facility terminates, where applicable.

         In August 2000, the Bank entered into a multicurrency revolving credit facility (the "Multicurrency Facility"). The Multicurrency Facility is intended to finance the Company's business in the United Kingdom and is comprised of two Tranches, each in the amount of Euro 300 million ($270.8 million equivalent based on the exchange rate at closing). The Tranche A facility is intended for general corporate purposes whereas the Tranche B facility is intended to replace and extend the Corporation's prior credit facility for U.K. pounds sterling and Canadian dollars, which matured on August 29, 2000. The Corporation serves as guarantor of all borrowings under the Muticurrency Facility and the Bank's subsidiary, Capital One Bank Europe plc, is eligible to be added as a borrower under the Bank's guarantee. Tranche A of the commitment terminates on August 9, 2001, and Tranche B of the commitment terminates August 9, 2004.

         In August 2000, the Company entered into four bilateral revolving credit facilities with different lenders (the "Bilateral Facilities"). The Bilateral Facilities are being used to finance the Company's business in Canada and for general corporate purposes. Two of the Bilateral Facitilites are for Capital One, Inc., guaranteed by the Corporation, and are each in the amount of C$100.0 million ($67.4 million equivalent based on exchange rate at closing). The other two Bilateral Facilities are for the Corporation in the amount of $70 million and $30 million. Each of the Bilateral Facilities will terminate on August 10, 2001.

         In May 1999, the Company entered into a four-year, $1.2 billion unsecured revolving credit arrangement (the "Credit Facility"). The Credit Facility is comprised of two tranches: a $810 million Tranche A facility available to the Bank and the Savings Bank, including an option for up to $250 million in multicurrency availability, and a $390 million Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $150 million in multicurrency availability. Each tranche under the facility is structured as a four-year commitment and is available for general corporate purposes. All borrowings under the Credit Facility are based on varying terms of LIBOR. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings which are due and payable by the Savings Bank but have not been paid. Any borrowings under the Credit Facility will mature on May 24, 2003; however, the final maturity of each tranche may be extended for three additional one-year periods with the lenders' consent.

         The Corporation has three shelf registration statements under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities, consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The amount of securities registered is limited to a $1.6 billion aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as shall be designated by the Corporation. As of September 30, 2000, the
Corporation had existing unsecured senior debt outstanding under the shelf registrations of $550 million including $125 million maturing in 2003, $225 million maturing in 2006, and $200 million maturing in 2008.

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

         As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of September 30, 2000, the Company held $1.8 billion in such securities.

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

         The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of September 30, 2000, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank's capital category.

------------------------------------------------------------------------------------------------------------
                                 Table 11 - REGULATORY CAPITAL RATIOS
------------------------------------------------------------------------------------------------------------
                                                                            To Be "Well-Capitalized" Under
                                               Minimum for Capital             Prompt Corrective Action
                                Ratios          Adequacy Purposes                     Provisions
--------------------------  ---------------  --------------------------  -----------------------------------
September 30, 2000
Capital One Bank
Tier 1 Capital                    8.88%                 4.00%                             6.00%
Total Capital                    11.02                  8.00                             10.00
Tier 1 Leverage                   9.53                  4.00                              5.00

Capital One, F.S.B.
Tier 1 Capital                    9.25%                 4.00%                             6.00%
Total Capital                    12.47                  8.00                             10.00
Tier 1 Leverage                   6.33                  4.00                              5.00
--------------------------  ---------------  --------------------------  -----------------------------------

September 30, 1999
Capital One Bank
Tier 1 Capital                   11.58%                 4.00%                             6.00%
Total Capital                    14.31                  8.00                             10.00
Tier 1 Leverage                  10.75                  4.00                              5.00

Capital One, F.S.B.
Tier 1 Capital                    8.84%                 4.00%                             6.00%
Total Capital                    10.51                  8.00                             10.00
Tier 1 Leverage                   7.61                  4.00                              5.00
--------------------------  ---------------  --------------------------  -----------------------------------

         In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of September 30, 2000, the Company's Tier 1 leverage ratio was 11.39%.

         Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of September 30, 2000, retained earnings of the Bank and the Savings Bank of $141.9 million and $55.4 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the Federal Reserve and the OTS. The Savings Bank, however, is required to give the OTS at least 30 days' advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

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

         The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 3% below the mean managed net interest income of the distribution. As of September 30, 2000, the Company was in compliance with the policy; more than 98% of the outcomes generated by the model produced a managed net interest income of no more than 1.0% below the mean outcome. The interest rate scenarios evaluated as of September 30, 2000, included scenarios in which short-term interest rates rose by over 400 basis points or fell by as much as 250 basis points over twelve months.

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

Business Outlook

Earnings, Goals and Strategies

         This business outlook section summarizes Capital One's expectations for earnings for the years ending December 31, 2000 and 2001, and our primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain statements are forward looking and, therefore, actual results could differ materially. Factors which could materially influence results are set forth throughout this section and in Capital One's Annual Report on Form 10-K for the year ended December 31, 1999 (Part I, Item 1, Risk Factors).

         We have set targets, dependent on the factors set forth below, to achieve a 25% return on equity in 2000 and to increase Capital One's earnings per share by approximately 30% in each of 2000 and 2001 over the prior year's earnings per share. As discussed elsewhere in this report and below, Capital One's actual earnings are a function of our revenues (net interest income and non-interest income on our earning assets), consumer usage and payment patterns, credit quality of our earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

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

         Lending. Lending includes credit card and other consumer lending products, including automobile financing. Credit card opportunities include, and are expected to continue to include, a wide variety of highly customized products with interest rates, credit lines and other features specifically tailored for numerous consumer segments. We expect continued growth across a broad spectrum of new and existing customized products, which are distinguished by a range of credit lines, pricing structures and other characteristics. For example, our low introductory and non-introductory rate products, which are marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of low delinquencies and credit loss rates. On the other hand, certain other customized card products are characterized by lower credit lines, higher yields (including fees) and in some cases, higher delinquencies and credit loss rates. These products also involve higher operational costs but exhibit better response rates, less adverse selection, less attrition and a greater ability to reprice than traditional products. More importantly, as a whole, all of these customized products continue to have less volatile returns than traditional products in recent market conditions. Based in part on the success of this range of products and growth in the superprime and prime markets, we are currently on track to attain our fifth consecutive year of approximately 40% net account growth, together with strong growth in our managed loan balances during the fourth quarter of 2000. We believe that leveraging our customer relationships will be a key to our future growth.

         International Expansion. We have expanded our existing operations outside of the United States and have experienced growth in the number of accounts and loan balances in our international business. To date, our principal operations outside of the United States have been in the United Kingdom, with additional operations in Canada, South Africa and France. To support the continued growth of our United Kingdom business and any future business in Europe, we recently launched a bank in the United Kingdom with authority to conduct full-service operations. We anticipate entering and doing business in additional countries from time to time as opportunities arise.

         Internet Services and Products. Our Internet services include account decisioning, real-time account numbering, retail deposit-taking and account servicing. We have set targets to originate one million accounts and service two million accounts online by the end of 2000, provided that we can continue to limit fraud and safeguard our customers' privacy.

         Telecommunications. Capital One and Sprint PCS LP have entered into an agreement to jointly test new product and marketing innovations in the wireless industry. Through our subsidiary, America One Communications, Inc., we will use our IBS and direct marketing competencies to identify and test market segments for Sprint PCS, which will own all accounts generated under this testing agreement. America One is also in the process of selling its existing accounts to other telecommunications network service providers. Management does not expect either the testing arrangement with Sprint PCS or the sale of existing customer accounts to have a material effect on our financial statements in the near term.

         We will continue to apply our IBS in an effort to balance the mix of credit card products with other financial and non-financial products and services to optimize profitability within the context of acceptable risk. We continually test new product offerings and pricing combinations, using IBS, to target different consumer groups. The number of tests we conduct has increased each year since 1994 and we expect further increases in 2000. Our growth through expansion and product diversification, however, will be affected by our ability to build internally or acquire the necessary operational and organizational infrastructure, recruit experienced personnel, fund these new businesses and manage expenses. Although we believe we have the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that our results of operations and financial condition in the future will reflect our historical financial performance.

Marketing Investment

         We expect our 2000 marketing expenses to exceed 1999's expense level and to increase through the first quarter of 2001, as we continue to invest in various credit card products and services, brand management and other financial and non-financial products and services. We caution, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As our portfolio continues to grow, generating balances and accounts to offset attrition requires increasing amounts of marketing. Although we are one of the leading direct mail marketers in the credit card industry, increased mail volume throughout the industry indicates that competition has been accelerating. This intense competition in the credit card market has resulted in a decrease in credit card response rates and has reduced the productivity of marketing dollars invested in that line of business. In addition, the cost to acquire new accounts varies across product lines and is expected to rise as we move beyond the domestic card business. With competition affecting the profitability of traditional card products, we have been allocating, and expect to continue to allocate, a greater portion of our marketing expense to other customized credit card products and other financial and non-financial products. We intend to continue a flexible approach in our allocation of marketing expenses. We are also developing a brand marketing strategy to supplement current strategies. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit and wireless service industries, general economic conditions affecting consumer credit performance, the asset quality of our portfolio and the identification of market opportunities across product lines that exceed our targeted rates of return on investment.

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

         As of September 30, 2000, we had one of the lowest net charge-off rates among the top ten credit card issuers in the United States. We expect delinquencies and charge-offs to remain steady in the fourth quarter of 2000 but to increase in 2001. We caution that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Competition can affect our earnings by increasing attrition of our outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract profitable customers.

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

Part II Other Information

Item 6.  Reports on Form 8-K

(a) Exhibits

    Index of Exhibits
    Exhibit      Description of Exhibit
    10.1         Revolving Credit Facility Agreement dated as of August 10, 2000 by and between Capital One Inc., as borrower, Capital One
                 Financial Corporation, as guarantor, and Bank Montreal, as lender.
    10.2         Revolving Credit Facility Agreement dated as of August 10, 2000 by and between Capital One Inc., as borrower, Capital One
                 Financial Corporation, as guarantor, and Bank One Canada, as lender.
    10.3         Revolving Credit Facility Agreement dated as of August 10, 2000 by and between Capital One Financial Corporation, as borrower, and Citibank, N.A., as lender.
    10.4         Revolving Credit Facility Agreement dated as of August 10, 2000 by and between Capital One Financial Corporation, as borrower, and First Union National Bank, as lender.
    10.5         Multicurrency Revolving Credit Facility Agreement dated as of
                 August 11, 2000 by and between Capital One Bank, as borrower,
                 Capital One Financial Corporation, as guarantor, and Chase
                 Manhattan PLC, as lender.
    27           Financial Data Schedule


(b) Reports on Form 8-K:
         The Company filed a Current Report on Form 8-K, dated July 12, 2000, Commission File No. 1-13300, enclosing its press release dated July 12, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAPITAL ONE FINANCIAL CORPORATION
                                                          (Registrant)


Date:  November 8, 2000                        /s/ David M. Willey
                                               ------------------------------

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