Form 10-K
period 2000-12-31
CAPITAL ONE FINANCIAL CORP
filed 2001-03-29
CIK 927628

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


(Mark One)
           X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the fiscal year ended December 31, 2000.

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

             For the transition period from                    to

                          Commission File No. 1-13300
                       CAPITAL ONE FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


                                   Delaware
                         (State or Other Jurisdiction
                       of Incorporation or Organization)
                     2980 Fairview Park Drive, Suite 1300
                            Falls Church, Virginia
                   (Address of Principal Executive Offices)

                                  54-1719854
                               (I.R.S. Employer
                              Identification No.)

                                  22042-4525
                                  (Zip Code)


      Registrant's telephone number, including area code: (703) 205-1000
          Securities registered pursuant to section 12(b) of the act:

                              Title of Each Class
                              -------------------
                         Common Stock, $.01 Par Value
                       Preferred Stock Purchase Rights*

                           Name of Each Exchange on
                               Which Registered
                          --------------------------
                            New York Stock Exchange
                            New York Stock Exchange

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 2001.

                Common Stock, $.01 Par Value: $11,511,485,965*

 . In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant's directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

     The number of shares outstanding of the registrant's common stock as of the close of business on February 28, 2001.

               Common Stock, $.01 Par Value: 207,214,626 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV.
2. Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 26, 2001 are incorporated by reference into Part III.

                       CAPITAL ONE FINANCIAL CORPORATION
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

Item 1.   Business.........................................................................................       1
------------------
              Business Description.........................................................................       2
              --------------------
              Operations...................................................................................       3
              ----------
              Funding......................................................................................       5
              -------
              Competition..................................................................................       5
              -----------
              Employees....................................................................................       6
              ---------
              Supervision and Regulation...................................................................       6
              --------------------------
              Risk Factors.................................................................................      12
              ------------
Item 2.  Properties........................................................................................      17
-------------------
Item 3.  Legal Proceedings.................................................................................      17
--------------------------
Item 4.  Submission of Matters To a Vote of Security Holders...............................................      17
------------------------------------------------------------
Item 5.  Market For Company's Common Stock And Related Stockholder Matters.................................      18
-------------------------------------------------------------------------
Item 6.  Selected Financial Data...........................................................................      18
--------------------------------
Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations.............      18
----------------------------------------------------------------------------------------------
Item 7A.  Quantitative And Qualitative Disclosures About Market Risk.......................................      18
--------------------------------------------------------------------
Item. 8  Financial Statements And Supplementary Data.......................................................      18
----------------------------------------------------
Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure..............      18
---------------------------------------------------------------------------------------------
Item 10.  Directors And Executive Officers Of The Company..................................................      19
---------------------------------------------------------
Item 11.  Executive Compensation...........................................................................      19
--------------------------------
Item 12.  Security Ownership Of Certain Beneficial Owners And Management...................................      19
------------------------------------------------------------------------
Item 13.  Certain Relationships And Related Transactions...................................................      19
--------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................      20
-------------------------------------------------------------------------

                                    PART I

Item 1.   Business.

Overview

     Capital One Financial Corporation (the "Corporation"), is a holding company, incorporated in Delaware on July 21, 1994, whose subsidiaries provide a variety of products and services to consumers using its proprietary information-based strategy ("IBS"). The Corporation's principal subsidiary, Capital One
Bank (the "Bank"), a limited-purpose Virginia state chartered credit card bank, offers credit card products. The Bank originally conducted its operations as a division of Signet Bank, a wholly-owned subsidiary of Signet Banking Corporation ("Signet")./1/ Capital One, F.S.B. (the "Savings Bank"), a federally chartered savings bank, offers consumer lending and deposit products. Capital One Services, Inc., another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. Unless indicated otherwise, the terms "Company", "we", "us", and "our" refer to the Corporation and its consolidated subsidiaries and for periods prior to our separation from Signet Bank, Signet Bank's credit card division.

     We began operations in 1953 as part of Signet Bank, the same year as the formation of what is now MasterCard International, and we are one of the oldest continually operating bank card issuers in the United States. The Bank separated from Signet on November 24, 1994 and became a subsidiary of the Corporation. As of December 31, 2000, we had 33.8 million customers and $29.5 billion in managed consumer loans outstanding. We are among the ten largest issuers of Visa and MasterCard credit cards in the United States based on managed credit card loans outstanding as of December 31, 2000. The success of our IBS, which we initiated in 1988, in addition to credit card industry dynamics, has led to our growth in managed credit card loans and accounts.

     In June 1996, we established the Savings Bank to expand our product offerings and our relationship with our cardholders. The Savings Bank currently takes deposits and offers a variety of credit card and installment loan products. Through the Savings Bank, we expect to offer multiple financial products and services to existing cardholders and other households applying IBS and existing information technology systems.

     We offer credit card products outside of the United States through Capital One Bank (Europe) plc, an indirect subsidiary of the Bank organized and located in the United Kingdom (the "UK Bank"), through a branch of the Bank in Canada, and through our involvement in a joint venture with a South African financial institution. We currently have foreign operations primarily in the United Kingdom and Canada, with additional operations in South Africa and France. We may also, from time to time, consider establishing our business in additional foreign jurisdictions as opportunities arise. We also offer various non-card consumer lending products, including automobile financing and installment loan products, through our subsidiaries both in the United States and elsewhere.

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

     We build on information derived from our initial sources with continued integrated testing and model development to improve the quality, performance and profitability of our solicitation and account management initiatives. We apply IBS to all areas of our business, including solicitations, account management, credit line management, pricing strategies, usage stimulation, collections, recoveries, and account and balance retention.

______________________
/1/ Signet Bank and Signet Banking Corporation were acquired by First Union National Bank and First Union Corporation, respectively, as of November 30, 1997.

     Our common stock is listed on the New York Stock Exchange under the symbol COF. Our principal executive office is located at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia 22042-4525 (telephone number (703) 205-1000).

Business Description

     Our business consists of both lending and non-lending activities. Our lending activities consist primarily of credit card products but also include other consumer lending activities, such as unsecured installment lending and automobile financing. Our non-lending business activities consist primarily of our retail deposit-taking business and various non-lending new business initiatives.

Lending Activities

     We offer a wide variety of credit card products throughout the United States, and internationally primarily in the United Kingdom and Canada. Applying IBS, we customize our products to appeal to different consumer preferences and needs by combining different product features, including annual percentage rates, fees and credit limits, rewards programs and other special features. We constantly test new products to develop packages that appeal to different and changing consumer preferences. Our customized products include both products targeted at a range of consumer credit risk profiles, such as low rate cards and secured cards, as well as products aimed at special consumer interests, such as affinity, co-brand and student cards. Our pricing strategies are risk-based; lower risk customers may likely be offered products with more favorable pricing and we expect these products to yield lower delinquencies and credit losses. On products offered to many higher risk customers, however, we may experience higher delinquencies and losses, and we price these products accordingly. In general, however, IBS allows us to provide appropriate products to individual consumers with a wide range of credit histories.

     Additionally, we have been applying our IBS to other financial and non-financial products and services. Our automobile finance subsidiary, Capital One Auto Finance, Inc./2/, a Texas corporation which we acquired in 1998 ("Capital One Auto Finance"), offers loans, secured by automobiles, through dealer networks throughout the United States/2/. Capital One Auto Finance is our platform to apply IBS to the automobile loan market, and as of December 31, 2000, loans outstanding at Capital One Auto Finance have tripled since its acquisition in 1998.

     We have also expanded our existing operations outside of the United States, and are currently operating primarily in the United Kingdom and Canada, with additional operations in South Africa and France. We have experienced continuing growth in the number of accounts and loan balances in our international lending business, with most of our growth coming from our business in the United Kingdom. In 2000, to support the continued growth of our United Kingdom business and any future business in Europe, we established the UK Bank, which has authority to conduct full-service operations.

      Our internet services provide significant support for our lending business and include account decisioning, real-time account numbering and account servicing. In the fourth quarter of 2000, we surpassed our previously stated goal of originating one million accounts and servicing two million accounts online by the end of 2000.

Non-Lending Activities

     Our non-lending business consists primarily of our retail deposit-taking business, which is also supported in part by our internet services. In 2000, we launched CapitalOnePlace.com where we offer consumers a variety of products

________________
/2/ Capital One Auto Finance, Inc. was formerly known as Summit Acceptance Corporation. We changed its name to Capital One Auto Finance, Inc. on November 7, 2000.

available for purchase online, some of which are offered in partnership with other companies. We also engage in various other non-lending new business initiatives, which we currently believe are not material to our operations or financial condition.

Geographic Diversity

     Loan portfolio concentration within a specific geographic region or demographic portion of the population may be regarded as positive or negative based upon the current and expected credit characteristics and performance of the portfolio. Our consumer loan portfolio is geographically diverse. See Note O to Consolidated Financial Statements on page 62 of the Company's Annual Report to its stockholders for the year ended December 31, 2000 (the "Annual
Report"), which is incorporated herein by reference.

Operations

Marketing

     IBS is the cornerstone of our marketing strategy, and since its introduction in 1988 we have steadily increased our marketing efforts. We generate accounts primarily through direct mail and telemarketing solicitations, although we are increasing our efforts to solicit accounts through the internet, newspaper, magazine, partnership arrangements, radio and television advertising and location and event marketing. In 2000 we originated more than 1 million accounts and serviced more than 2 million accounts online. Many of our solicitations are targeted at potential customers that have been prescreened for creditworthiness. We track and periodically review the results of our various solicitation campaigns. In developing our targeting strategies, we respect the privacy of our customers (and potential customers) by using customer information only in accordance with our privacy policies and applicable laws.

     We are also developing a brand marketing, or "brand awareness", strategy with the intent of differentiating ourselves from other credit card issuers and building a branded franchise to support our IBS and mass customization strategies.

Risk Management

     We employ a comprehensive risk management process that integrates all aspects of an account's life cycle, from origination to closure. We have a credit policy group that makes marketing and credit policy decisions. This credit policy group consists of senior management representatives from the credit operations, risk management, marketing and analysis, and legal units. This group originates credit policy from the viewpoints of both profitability and credit risk, taking into consideration a multitude of factors, including prescreening criteria, proprietary model development and usage, as well as reviews of test programs and test results.

     An important element of our risk management process is our use of IBS to identify and target potential consumers. We attempt to continuously monitor and improve the effectiveness of our information systems and processes such that senior management possesses the tools to manage portfolio risk and respond to changing market conditions and challenges.

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

     We validate, monitor and maintain these models as part of IBS. Our modeling also provides us with a tool to objectively measure our application stage credit policy decisions and account policies relating to credit lines, pricing and collections.

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

     For non-pre-screened solicitations, we generate names of prospective customers from a variety of sources, including third party list vendors and our internal sources, and then edit the list using internal and external sources to ensure quality and accuracy. We approve or decline prospective customers who respond to a solicitation based on information from both their application and a credit report from one or more credit reporting agencies.

Account Management

     We have found that active account management is necessary in order to respond to the changing economic environment and cardholder risk, usage and payment patterns. We calculate new credit scores for each account multiple times each year and new behavioral scores for open accounts each month. We use this information in account management strategies relating to credit lines, pricing, usage stimulation, retention and collection. For creditworthy and profitable accounts, such periodic review may result in more favorable pricing, higher credit lines, product upgrades or other enhancements which, based on testing, are likely to increase account usage or the overall profitability of an account. Conversely, for delinquent or other accounts with significant credit risk, periodic review may result in an account being reassigned to a higher risk category and hence not being eligible for credit line increases or, in certain circumstances, having pricing adjusted upward or the credit line reduced.

     The IBS approach is also used to develop our retention strategies. We have developed integrated systems which evaluate account profitability and risk, test various strategies for cost and effectiveness in retaining cardholders and assist service representatives in negotiating potential pricing alternatives. Some of our products, including the introductory interest rate product and the balance transfer product, have a repricing feature after an initial period. We have developed methodologies for retaining these accounts and the balances in these accounts after the expiration of the introductory period.

Collection Procedures

     We have used IBS to customize our collections strategies and determine the timing of collection activity based on models designed to predict delinquencies and charge-offs. We generally consider an account delinquent if we have not received a minimum payment by the accountholder's payment due date. We currently refer delinquent accounts for contact by phone between seven and 60 days after contractual delinquency, depending on the accountholder's risk profile. We design our policies and procedures to encourage accountholders to pay delinquent amounts; for example, once a delinquent account has re-established a payment pattern with three consecutive minimum monthly payments, it can be re-aged as current. Federal guidelines restrict how frequently an account can be re-aged, renewed or extended. We reserve the right to suspend charging privileges at any time after an account attains delinquent status. We may also, at our discretion, enter into arrangements with delinquent accountholders to extend or otherwise change payment schedules.

     We charge-off as uncollectible an account (net of collateral, if any) at 180 days past-due, except with respect to certain installment loans and auto loans, which we charge-off as uncollectible at 120 days past-due. In connection with a secured credit card account, except as set forth below, we apply funds deposited as collateral to payment on the account shortly before the account is charged off as uncollectible. In connection with auto loans, for which we retain a security interest in the automobile which is the subject of the loan, we charge-off up to 40% of the value of the loan on the charge-off date, with additional amounts potentially charged off at a later date following our sale of the collateral and recovery of the proceeds from such sale. With respect to bankrupt customers, we charge-off the account within 30 days after we receive the bankruptcy petition and, with respect to secured credit card accounts, we apply funds deposited as collateral in satisfaction of the account only after the bankruptcy automatic stay is lifted. We charge-off accounts of deceased customers within 60 days of receiving proper notice if no estate exists against which a proof of claim can be filed, no other party remits payments, and no other responsible party is available. Transactions suspected of being fraudulent are charged off to non-interest expense after a 60-day investigation period. We may change our credit evaluation, servicing and charge-off policies and collection practices over time in accordance with our business judgment, applicable law and guidelines established by applicable regulatory authorities.

Technology/Systems

     A key part of our strategic focus is the development of flexible, high-volume computer and operational systems capable of handling our growth and changes in marketing and account management strategies. Management believes that the continued development and integration of these systems is important to our efforts to reduce our operating costs and maintain a competitive advantage.

     We have developed proprietary integrated information systems which allow our employees to manage the large volumes of data collected through the IBS process and to use such data in our account solicitations, application processing, account management and retention strategies. We use this information to predict consumer behavior and then match prospects to lending products with various terms and fees. These systems also allow our customer service representatives to access account specific information when responding to customer inquiries.

Funding

     Our primary methods of funding include loan securitizations, issuing certificates of deposit, senior notes and other borrowings, and fed funds purchased from financial institutions. For a discussion of our funding program, see pages 25 and 34 of the Annual Report under the respective headings "Management's Discussion and Analysis of Financial Condition and Results of Operations--Managed Consumer Loan Portfolio" and "--Funding," which are incorporated herein by reference.

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

Employees

     As of December 31, 2000, we employed 19,247 employees, to whom we refer as "associates." A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates is covered under a collective bargaining agreement.

Supervision and Regulation

General

     The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). In addition to regulatory requirements imposed as a result of the Bank's international operations (discussed below), the Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "Bureau of Financial Institutions"), the Federal Reserve Board (the "Federal Reserve"), the Federal Reserve Bank of Richmond and the FDIC. The Bank is not a "bank" under the Bank Holding Company Act of 1956, as amended (the "BHCA"), because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposits of less than $100,000, other than as permitted as collateral for extensions of credit,
(iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. Due to the Bank's status as a limited purpose credit card bank, our non-credit card operations must be conducted in our other operating subsidiaries.

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

     Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act"), bank holding companies may engage in an expanded range of activities, including the securities and insurance businesses. To do so, a bank holding company may voluntarily elect to become a "financial holding company." While these changes are significant in their impact upon the traditional banking, securities and insurance industries, the impact upon us is less significant in light of the fact that we are regulated as a unitary thrift holding company and not as a bank holding company or a financial holding company. As a result, we may engage in both the full range of activities authorized for bank or financial holding companies, as well as additional non-banking activities typically impermissible for such entities. In addition, the Act permits a limited-purpose credit card bank such as the Bank to establish one or more foreign banking subsidiaries that are not subject to the business-line limitations credit card banks face domestically. Therefore, such foreign banking subsidiaries could engage in non-credit card lending and could accept retail deposits overseas.

     While the Act does not impact the permissible range of our activities, it does impose some limitations on the future activities of unitary thrift holding companies. Existing unitary thrift holding companies such as the Corporation are "grandfathered" with full powers to continue and expand their current activities. Grandfathered unitary thrift holding companies, however, may not be acquired by nonfinancial companies and maintain their grandfathered powers. In addition, if a grandfathered unitary thrift holding company is acquired by a financial company without such grandfather rights, it may lose its ability to engage in certain non-banking activities otherwise ineligible for bank holding companies or financial holding companies.

     The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia's Bureau of Financial Institutions.

Dividends and Transfers of Funds

     Dividends to the Corporation from its direct and indirect subsidiaries represent a major source of funds for the Corporation to pay dividends on its stock, make payments on its debt securities and meet its other obligations. There are various federal and Virginia law limitations on the extent to which the Bank and the Savings Bank can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, Federal Reserve, OTS and Virginia law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act governing transactions between an insured depository institution and its affiliates and general federal and Virginia regulatory oversight to prevent unsafe or unsound practices. In general, federal banking laws prohibit an insured depository institution, such as the Bank and the Savings Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. In addition, the Savings Bank is required to give the OTS at least 30 days' advance notice of any proposed dividend. Under OTS regulations, other limitations apply to the Savings Bank's ability to pay dividends, the magnitude of which depends upon the extent to which the Savings Bank meets its regulatory capital requirements. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by the Bank if the Bureau of Financial Institutions determines that such a limitation would be in the public interest and necessary for the Bank's safety and soundness.

Capital Adequacy

     The Bank and the Savings Bank are currently subject to capital adequacy guidelines adopted by the Federal Reserve and the OTS, respectively. For a further discussion of the capital adequacy guidelines, see page 36 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Adequacy" and Note J to Consolidated Financial Statements on pages 58-59, which are incorporated herein by reference.

     In January 2001, the Basle Committee on Banking Supervision issued for public comment a proposal to revise significantly the current international capital adequacy accord. The purpose of the revisions is to ensure that banking organizations maintain prudent levels of capital, to make regulatory capital standards more reflective of banking risks, and to provide incentives for organizations to enhance their risk management capabilities. While many of these changes address the activities of internationally active banks, some elements of the proposal, including a revised basic or standardized risk-based capital framework, could affect all U.S. banking organizations. The proposal embodies a "three-pillars" approach for assessing a banking organization's capital adequacy. These pillars are: a more risk-sensitive minimum regulatory capital requirement; effective supervisory oversight; and strengthened market discipline through enhanced public disclosure. If ultimately adopted, this proposal may require some banks to increase their current capital levels.

FDICIA

     Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal bank regulatory authorities to take "prompt corrective action" ("PCA") in respect of insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The capital categories are determined solely for the purposes of applying FDICIA's PCA provisions, as discussed below, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of the Bank or the Savings Bank. As of December 31, 2000, each of the Bank and the Savings Bank met the requirements for a "well-capitalized" institution. A "well-capitalized" classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including the Bank and the Savings Bank.

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

Investment Limitation and Qualified Thrift Lender Test

     Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank's assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain "qualified thrift investments" (residential mortgages and related investments, including certain mortgage backed and mortgage related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every 12 months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities, including the activity restrictions that apply generally to bank holding companies and their affiliates and potential loss of grandfathered rights under the Act. As of December 31, 2000, 78.22% of the Savings Bank's portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

Subprime Lending Guidelines

     On January 31, 2001, the federal banking agencies, including the Federal Reserve and the OTS, issued "Expanded Guidance for Subprime Lending Programs" (the "Guidelines"). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in subprime lending. The Guidelines adopt a broad definition of "subprime" loans which likely covers more than one-third of all consumers in the United States. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, a portion of our loan assets may be viewed by the examiners as "subprime". Thus, under the Guidelines, bank examiners could require the Bank or the Savings Bank to hold additional capital (up to one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, at December 31, 2000 the Bank and the Savings Bank each met the requirements for a "well-capitalized" institution, and management believes that each institution is holding an appropriate amount of capital or loan loss reserves against higher risk assets. Management also believes we have general risk management practices in place that are appropriate in light of our business strategy. Significantly increased capital or loan loss reserve requirements, if imposed, however, could have a material impact on the Corporation's consolidated financial statements.

Regulation of Lending Activities

     The activities of the Bank and the Savings Bank as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act and the Soldiers' and Sailors' Civil Relief Act, as well as under various state laws. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order the Bank and the Savings Bank to pay restitution to injured borrowers. Borrowers may also bring actions for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Bank and the Savings Bank to collect outstanding balances owed by borrowers who seek relief under these statutes.


OTS Holding Company Proposal

     On October 27, 2000, the OTS issued a notice of proposed rulemaking which would require savings and loan holding companies to provide the agency with prior notice of any significant transactions or activities proposed to be conducted by the holding company or any of its non-thrift subsidiaries. Significant transactions or activities include mergers, acquisitions or significant debt issuances. Because the proposed rule contains a prior notice requirement, the OTS theoretically could exercise the ability to approve or disapprove of any proposed transaction, thus potentially delaying or preventing the Corporation from entering into or consummating a significant transaction in the future. In response to public comments the OTS received with respect to the proposed rule, the OTS recently stated its intention to significantly revise the proposal to address substantial concerns raised. As such, the proposed rule has not been formally adopted. The nature of any potential impact of this proposed rule, however, is uncertain and cannot be predicted.

Legislation

     Legislation has been introduced requiring additional credit card disclosures and that could place additional restrictions on the practices of credit card issuers. Additional proposals have sought to change existing federal bankruptcy laws and to expand the privacy protections afforded to customers of financial institutions. It is unclear at this time whether and in what form any such legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank or the Corporation would be. Congress may in the future consider other legislation that would materially affect the banking or credit card industries.

Privacy

     The Act requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers and consumers be given a choice (through an opt-out notice) to forbid the sharing of their nonpublic personal information with nonaffiliated third persons. We have a written privacy policy posted on our web site, which we will deliver to all of our customers by June 1, 2001, in compliance with the Act. Pursuant to that policy, we protect the security of information about our customers, educate our employees about the importance of protecting customer privacy, and allow our customers to remove their names from the solicitation lists we use and share with others. We require business partners with whom we share such information to abide by the redisclosure and reuse provisions of the Act. We have developed and are in the process of implementing programs to fulfill on the expressed requests of customers and consumers to opt out of information sharing subject to the Act. As our regulators establish further guidelines for addressing customer privacy issues, we may need to amend our privacy policy and adapt our internal procedures.

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

International Regulation

     We also face regulation in certain foreign jurisdictions where we currently, and may in the future, operate. Those regulations may be similar to or substantially different from the regulatory requirements we face in the United States.

     In the United Kingdom, we operate through the UK Bank, which was established in 2000. The UK Bank is regulated by the Financial Services Authority and the Office of Fair Trading (the "OFT"). The UK Bank is an "authorized deposit taker" under the Banking Act-1987 and thus is able to take consumer deposits in the UK. The UK Bank has also been granted full license by the OFT to issue consumer credit under the Consumer Credit Act-1974. The FSA requires the UK Bank to maintain certain capital ratios at all times. In addition, the UK Bank is limited by the UK Companies Act-1985 in its distribution of dividends to the Bank in that such dividends may only be paid out of the UK Bank's "distributable profits."

     In Canada, we operate principally through a recently established branch of the Bank (the "Canadian Branch"). Under U.S. law, a foreign branch of the Bank may engage only in activities permissible for the Bank in the United States. Thus, the Canadian Branch is engaged solely in the issuance of credit cards. Our installment loan business in Canada is conducted through a separately incorporated finance company subsidiary of the Corporation.

     The Canadian Branch is considered a federally regulated financial institution ("FRFI") under the Canadian Bank Act. FRFIs are authorized and supervised on an ongoing basis by the Canadian Office of the Superintendent of Financial Institutions ("OSFI"). The supervisory framework has been developed to allow OSFI to focus its efforts on evaluating an institution's material risks and the quality of its risk management practices. These goals are achieved through OSFI's evaluation of a FRFI's risk profile, financial condition, risk management processes and compliance with applicable laws and regulations. Areas of review and evaluation include capital adequacy, large exposure limits, liquidity, loan loss provisioning, management and outsourcing.

     In France, we operate through a branch of the UK Bank which was established under the European Union's passport authority. This branch issues credit cards and installment loans.

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

We Face Intense Competition in all of our Markets

     We face intense competition from many other providers of credit cards and other financial products and services. In particular, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards. In addition, the Act, which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry, including in the credit card business. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Other credit card companies may compete with us for customers by offering lower interest rates and fees. Because customers generally choose credit card issuers based on price (mostly interest rates and fees), credit limit and other product features, customer loyalty is limited. We may lose entire accounts, or may lose account balances, to competing card issuers.

     In the past, we have faced intense competition primarily in the market for our low introductory rate credit cards. Recently, however, the competition with our other credit card products, such as our low fixed-rate cards, secured cards and other customized cards, has also become more intense. The cost to acquire new accounts varies along business lines and is expected to rise as we move beyond the domestic card market. We expect that competition will continue to grow more intense with respect to all of our products, including our products offered internationally.

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

     Because we designed our IBS to take advantage of market opportunities, we cannot forecast how much we will spend for marketing, how we will spend such funds, or on which products. Likewise, our account and loan balance growth is affected by many factors, including the ones mentioned above. Our results, therefore, will vary as marketing investments, accounts and loan balances fluctuate.

It is Difficult to Sustain and Manage Growth

     Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business. Second, we desire to grow our lending business internationally, in the United Kingdom, Canada and beyond. Third, we hope to identify and pursue new business opportunities, both financial and non-financial. Our management believes that, through IBS, we can achieve these objectives. However, there are a number of factors that can affect our ability to do so, including:

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

     .  our ability to manage expenses as we expand; and

     .  our ability to recruit experienced management and operations personnel.

     Our expansion internationally is affected by additional factors, including limited access to information, differences in cultural attitudes toward credit, new regulatory and legislative environments and differences from the historical experience of portfolio performance in the United States and other countries.

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

     .  losses arising from the testing of new products or services; and

     .  legal and other difficulties.

     In addition, any new products and services we offer may not achieve the same financial results as we have achieved in the past from our credit card business.

We May Experience Limited Availability of Financing and Variation in our Funding Costs

     One of our major sources of funding is the securitization of consumer loans. Securitization transactions involve the sale of beneficial interests in consumer loan balances. Our ability to use securitization funding depends on how difficult and expensive such funding is. Until now, we have completed securitization transactions on terms that we believe are acceptable. However, securitization transactions can be affected by many factors. Economic, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms both domestically and internationally, where the securitization of consumer loans may be on terms more or less favorable than in the United States. For example, securitizations that meet the criteria for sale treatment under generally accepted accounting principles may not always be an attractive source of funding for us, and we may have to seek other more expensive funding sources in the future.

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

We May Experience Increased Delinquencies and Credit Losses

     Like other consumer lenders, we face the risk that accounts will become uncollectible because accountholders may not repay their loans. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. Therefore, the rate of missed payments, or "delinquencies," on our portfolio of loans, and the rate at which consumers may be expected to file for bankruptcy, can be used to predict the future rate at which we charge-off our consumer loans. A high charge-off rate would hurt our financial performance, the performance of our securitizations and our cost of funds.

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

Regulation and Legislation Can Change

     Federal and state laws and rules, as well as rules to which we are subject in foreign jurisdictions in which we conduct business, significantly limit the types of activities in which we engage. For example, federal and state consumer protection laws and rules limit the manner in which we may offer and extend credit. From time to time, the United States Congress and the states consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry. Such new laws or rules could limit the amount of interest or fees we can charge, restrict our ability to collect on account balances, or materially affect us or the banking or credit card industries in some other manner. Additional federal and state consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict our ability to share customer information.

     The laws governing bankruptcy and debtor relief, in the U.S. or in foreign jurisdictions in which we conduct business, also could change, making it more expensive or more difficult for us to collect from our customers. Congress currently is considering legislation that would change the existing federal bankruptcy laws. One intended purpose of this legislation is to increase the collectibility of unsecured debt, however it is not clear whether or in what form Congress may adopt this legislation and we cannot predict how this legislation may affect us.

     In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact the Corporation, the Bank or the Savings Bank. As noted above, the OTS is currently considering a proposal to impose prior notice requirements on savings and loan holding companies. The banking agencies have also recently issued examiner guidelines governing subprime lending activities which may require financial institutions engaged in such lending to carry higher levels of capital and/or loan loss reserves. The Corporation cannot predict whether a proposed rule will ultimately be adopted, or if adopted, what form the final rule will take. Furthermore, the Corporation cannot predict whether and how any guidelines issued by the agencies will be applied to the Bank or the Savings Bank. As such, the Corporation cannot predict how any rule or guideline may affect the Corporation, the Bank or the Savings Bank.

     In addition, the existing laws and rules, both in the U.S and in the foreign jurisdictions in which we conduct operations, are complex. If we fail to comply with them we might not be able to collect our loans in full, or we might be required to pay damages or penalties to our customers. For these reasons, new or changes in existing laws or rules could hurt our profits.

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

Statistical Information

     The statistical information required by Item 1 can be found in our Annual Report, and is incorporated herein by reference, as follows:

                                                                         Page In The Company's Annual
                                                                         ------------------------------
                                                                         Report To Its Stockholders For
                                                                         ------------------------------
                               Guide 3 Disclosure                        The Year Ended December 31, 2000
          ------------------------------------------------------------   --------------------------------
I.   Distribution of Assets, Liabilities and Stockholders' Equity;
     Interest Rates and Interest Differential........................... 26-31
II.  Investment Portfolio............................................... 51
III. Loan Portfolio..................................................... 25-26; 31-34; 37; 48; 52; 62-63
IV.  Summary of Loan Loss Experience.................................... 33-34
V.   Deposits........................................................... 29; 34-36
VI.  Return on Equity and Assets........................................ 23
VII. Other Borrowings................................................... 34-36

Item 2. Properties

     We lease our principal executive office at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia, consisting of approximately 43,400 square feet. The lease commenced January 1, 1995 and we have exercised an option to extend the lease until February 28, 2005.

     We own administrative offices and credit card facilities in Richmond, Virginia, consisting of approximately 470,000 square feet, from which we conduct our credit, collections, customer service and other operations. We also lease additional facilities consisting of an aggregate of approximately 3,946,000 square feet (excluding the principal executive office) from which credit, collections, customer service and other operations are conducted, in Virginia, Florida, Texas, Idaho, Washington, Massachusetts, the United Kingdom, France and Canada. We also own a facility in Tampa, Florida, consisting of approximately 118,624 square feet and another facility in Nottingham, Great Britain, consisting of approximately 267,000 square feet. We expect to lease or purchase additional facilities in Virginia, Florida, Washington and the United Kingdom consisting of an aggregate of approximately 617,500 square feet in 2001. We purchased approximately 29.2 acres of land in McLean, Virginia on December 5, 2000 and plan to consolidate our Northern Virginia operations into a single campus. We recently commenced construction of the first phase of the Northern Virginia campus. We also recently purchased approximately 316 acres of land in Goochland County, Virginia for the construction of an office campus to consolidate certain of our operations in the Richmond area.

Item 3. Legal Proceedings

     The information required by Item 3 is included in the Annual Report on pages 64-65 under the heading "Notes to Consolidated Financial Statements--Note K--Commitments and Contingencies."

Item 4. Submission of Matters To a Vote of Security Holders

     During the fourth quarter of our fiscal year ending December 31, 2000, no matters were submitted to a vote of our stockholders.

                                    PART II

Item 5. Market For Company's Common Stock And Related Stockholder Matters.

     The information required by Item 5 is included under "Supervision and Regulation--Dividends and Transfers of Funds" herein and in the Annual Report on pages 34-37 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funding" and "--Capital Adequacy," on page 41 under the heading "Selected Quarterly Financial Data" and on pages 58-59 in Note J to Consolidated Financial Statements, and is incorporated herein by reference and filed as part of Exhibit 13.

Item 6. Selected Financial Data.

     The information required by Item 6 is included in the Annual Report on page 23 under the heading "Selected Financial and Operating Data," and is incorporated herein by reference and filed as part of Exhibit 13.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

     The information required by Item 7 is included in the Annual Report on pages 24-40 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference and filed as part of Exhibit 13.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

     The information required by Item 7A is included in the Annual Report on pages 37-38 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity," and is incorporated herein by reference and filed as part of Exhibit 13.

Item 8. Financial Statements And Supplementary Data.

     The information required by Item 8 is included in the Annual Report on page 43 under the heading "Report of Independent Auditors," on pages 44-64 under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and on page 41 under the heading "Selected Quarterly Financial Data," and is incorporated herein by reference and filed as part of Exhibit 13.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

     Not applicable.

                                   PART III

Item 10. Directors And Executive Officers Of The Company.

     The information required by Item 10 is included in the Corporation's 2001 Proxy Statement (the "Proxy Statement") on pages 6-8 under the heading "Information About Our Directors and Executive Officers and is incorporated herein by reference. The Proxy Statement was filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation's 2000 fiscal year.

Item 11. Executive Compensation.

     The information required by Item 11 is included in the Proxy Statement on pages 9-10 under the heading "Information About Our Directors and Executive Officers--Compensation of the Board," on pages 11-16 under the heading "Compensation of Executive Officers" and on pages 18-21 under the heading "Report of the Compensation Committee on Executive Compensation," and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

     The information required by Item 12 is included in the Proxy Statement on page 4 under the heading "Information About Capital One's Common Stock Ownership," and is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

     The information required by Item 13 is included in the Proxy Statement on page 10 under the heading "Information About Our Directors and Executive Officers--Related Party Transactions," and on page 12 in Footnote (11) to the Summary Compensation Table, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

     (a) (1) The following consolidated financial statements of Capital One Financial Corporation, included in the Annual Report, are incorporated herein by reference in Item 8:

     Report of Independent Auditors, Ernst & Young LLP

     Consolidated Balance Sheets--As of December 31, 2000 and 1999

     Consolidated Statements of Income--Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Changes in Stockholders' Equity--Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     Selected Quarterly Financial Data--As of and for the years ended December 31, 2000 and 1999

     (2) All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

     (3)  Exhibits:

     A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

     (b) Reports on Form 8-K

     The Company filed on October 12, 2000 a Current Report on Form 8-K dated October 11, 2000, Commission File No. 1-13300, enclosing its press release dated October 11, 2000.

     The Company filed on October 24, 2000 a Current Report on Form 8-K dated October 23, 2000, Commission File No. 1-13300, enclosing its press release dated October 23, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Capital One Financial Corporation


                                             /s/   David M. Willey
                                  By:
                                                   David M. Willey
                                      Executive Vice President and Chief
                                              Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the ____ day of March, 2001.

         Signature                                 Title                                Date
         ---------                           --------------------                --------------------
                                   Director, Chairman and                        March 27, 2001
/s/ Richard D. Fairbank            Chief Executive Officer
                                   (Principal Executive
    Richard D. Fairbank            Officer)

/s/ Nigel W. Morris                Director, President and Chief                 March 27, 2001
                                   Operating Officer
    Nigel W. Morris

/s/ David M. Willey                Executive Vice President and Chief            March 27, 2001
                                   Financial Officer
    David M. Willey                (Principal Accounting and
                                   Financial Officer)

/s/ W. Ronald Dietz                Director                                      March 27, 2001

    W. Ronald Dietz

/s/ James A. Flick, Jr.            Director                                      March 27, 2001

    James A. Flick, Jr.

/s/ Patrick W. Gross               Director                                      March 27, 2001

    Patrick W. Gross

/s/ James V. Kimsey                Director                                      March 27, 2001

    James V. Kimsey

/s/ Stanley I. Westreich         Director                   March 27, 2001

    Stanley I. Westreich

                                 EXHIBIT INDEX

                       CAPITAL ONE FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                            DATED DECEMBER 31, 2000

                          Commission File No. 1-13300

     The following exhibits are incorporated by reference or filed herewith. References to (i) the "1994 Form 10-K" are to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994; (ii) the "1995 Form 10-K" are to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995; (iii) the "1996 Form 10-K" are to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996; (iv) the "1997 Form 10-K" are to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997; (v) the "1998 Form 10-K" are to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998; and (vi) the "1999 Form 10-K/A" are to the Corporation's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

Exhibit
-------
Number                              Description
------           ------------------------------------------------------

 3.1.1 Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the 1994 Form 10-K).

 3.1.2 Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to
           Exhibit 3.1.2 of the Corporation's Report on Form 8-K, filed January 16, 2001).

 3.2 Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the 1999 10-K/A).

 4.1 Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 1997 Form 10-K).

 4.2.1 Rights Agreement dated as of November 16, 1995 between Capital One Financial Corporation and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Corporation's Report on Form 8-K, filed November 16, 1995).

 4.2.2 Amendment to Rights Agreement dated as of April 29, 1999 between Capital One Financial Corporation and First Chicago Trust Company of New York, as successor to Mellon Bank, N.A. (incorporated by reference to Exhibit 4.2.2 of the 1999 10-K/A).

 4.3 Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to
           Exhibit 4.1 of the Corporation's quarterly report on Form 10-Q for the period ending June 30, 1996).

 4.4.1 Distribution Agreement dated June 6, 2000 among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to the Corporation's quarterly report on Form 10-Q for the period ending June 30, 2000).

 4.4.2     Copy of 6.875% Notes, due 2006, of Capital One Bank.

 4.4.3     Copy of Floating Rate Notes, due 2003, of Capital One Bank.

 4.4.4     Copy of 8 1/4% Fixed Rate Notes, due 2003, of Capital One Bank.

Exhibit
-------
Number                              Description
------           ------------------------------------------------------

 4.5.1 Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 of the Corporation's Report on Form 8-K, filed November 13, 1996).

 4.5.2 Copy of 7.25% Notes, Due 2003, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.2 of the 1996 Form 10-K, of Capital One Financial Corporation).

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

 4.8 Copy of 7 1/8% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

 4.9 Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the 1998 Form 10-K).

 4.10 Copy of 7% Notes due 2006 (incorporated by reference to Exhibit 4.10 of the 1999 Form 10-K/A).

 10.1.1 Amended and Restated Distribution Agreement dated April 30, 1996 among Capital One Bank and the agents named therein (incorporated by reference to Exhibit 10.1 of the Corporation's quarterly Report on Form 10-Q for period ending June 30, 1996).

10.1.2 Amendment to Amended and Restated Distribution Agreement dated April 21, 1998 among Capital One Bank and the agents named therein (incorporated by reference to Exhibit 10.1.1 of the 1998 Form 10-K).

10.1.3 Second Amendment to Amended and Restated Distribution Agreement dated April 30, 1999 among Capital One Bank and the agents named therein (incorporated by reference to Exhibit 10.1.3 of the 1999 10-K/A).

Exhibit
-------
Number                              Description
------           ------------------------------------------------------

10.2.1 Lease Agreement, dated as of December 5, 2000, among First Union Development Corporation, as Lessor, and Capital One F.S.B. and Capital One Bank, jointly and severally, as Lessees.

10.2.2 Participation Agreement, dated as of December 5, 2000, among Capital One F.S.B. and Capital One Bank as construction agents and lessees, Capital One Financial Corporation as guarantor, First Union Development Corporation as Lessor, the various financing parties named therein, and First Union National Bank as Agent.

10.2.3 Guaranty, dated as of December 5, 2000, from Capital One Financial Corporation in favor of First Union Development Corporation and the various other parties to the Participation Agreement, dated as of December 5, 2000.

10.3* Form of Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and each of Richard D. Fairbank, Nigel W. Morris and John G. Finneran Jr. (incorporated by reference to Exhibit 10.3 of the 1999 10-K/A).

10.4* Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation's Registration Statement on Form S-8, Commission File No. 333-78635, filed May 17, 1999).

10.5.1 Revolving Credit Facility Agreement dated as of August 10, 2000 by and between Capital One Inc., as borrower, Capital One Financial Corporation, as guarantor, and Bank of Montreal, as lender (terminated as of February 1, 2001) (incorporated by reference to Exhibit 10.1 of the Corporation's quarterly report on Form 10-Q for the period ending September 30, 2000).

10.5.2 Revolving Credit Facility Agreement dated as of August 10, 2000 by and between Capital One Inc., as borrower, Capital One Financial Corporation, as guarantor, and Bank One Canada, as lender (terminated as of February 1, 2001) (incorporated by reference to Exhibit 10.2 of the Corporation's quarterly report on Form 10-Q for the period ending September 30, 2000).

10.5.3 Revolving Credit Facility Agreement dated as of August 10, 2000 by and between Capital One Financial Corporation, as borrower, and Citibank, N.A., as lender (terminated as of March 15, 2001) (incorporated by reference to Exhibit 10.3 of the Corporation's quarterly report on Form 10-Q for the period ending September 30,
          2000).

10.5.4 Revolving Credit Facility Agreement dated as of August 10, 2000 by and between Capital One Financial Corporation, as borrower, and First Union National Bank, as lender (terminated as of March 15, 2001) (incorporated by reference to Exhibit 10.4 of the Corporation's quarterly report on Form 10-Q for the period ending September 30,
          2000).

10.6* Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to the Corporation's Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).

10.7* Capital One Financial Corporation 1994 Stock Incentive Plan, as amended.

10.8      Multicurrency Revolving Credit Facility Agreement dated as of
          August 11, 2000 by and between Capital One Bank, as borrower, Capital One Financial Corporation, as guarantor, and Chase Manhattan PLC, as lender (incorporated by reference to Exhibit 10.5 of the Corporation's quarterly report on Form 10-Q for the period ending September 30,
          2000).

10.9      Intentionally left blank.

10.10 Amended and Restated Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit
          10.10.2 of the 1999 Form 10-K/A).

10.11* Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.20 of the 1995 Form 10-K).

10.12* Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by Reference to Exhibit 10.21 of the 1995 Form 10-K).

Exhibit
-------
Number                              Description
------           ------------------------------------------------------

10.13* Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by Reference to Exhibit 10.22 of the 1995 Form 10-K).

10.14* 1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation's Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).

10.15 Services Agreement dated as of April 1, 1999 by and between D'Arcy Masius Benton & Bowles USA, Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 10.15 of the 1999 Form 10-K/A).

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

10.17.3 Amendment to Lease Documents dated as of October 1, 1999 between First Security Bank of Utah, N.A., and Val T. Orton, as owner trustees for COB Real Estate Trust 1995-1, as lessor and Capital One Bank and Capital One Realty, Inc., as lessees (incorporated by reference to Exhibit 10.17.3 of the 1999 Form 10-K/A).

10.17.4 Amendment to Guaranty dated as of April 1, 1999 between Capital One Bank and First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services, Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.4 of the 1999 Form 10-K/A).

10.18.1 Second Amended and Restated Credit Agreement dated as of May 25, 1999 by and among Capital One Financial Corporation, Capital One Bank and Capital One, F.S.B, as original borrowers, and The Chase Manhattan Bank, as administrative agent and lender and the other lenders named therein (incorporated by reference to Exhibit 10.18.1 of the 1999 Form 10-K/A).

Exhibit
-------
Number                              Description
------           ------------------------------------------------------

10.18.2 Amendment to Second Amended and Restated Credit Agreement dated as of December 21, 1999 among Capital One Financial Corporation, Capital One Bank and Capital One, F.S.B., as original borrowers, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.18.2 of the 1999 Form 10-K/A).

10.19.1 Revolving Credit Facility Agreement dated as of August 29, 1997 by and among Capital One Finance Company and Capital One Inc., as original borrowers, Capital One Financial Corporation, as original guarantor, and the agents and lenders named therein (incorporated by reference to Exhibit 10.19 of the 1997 Form 10-K).

10.19.2 Amendment to Revolving Credit Facility agreement dated as of December 21, 1999 between Capital One Finance Company and Capital One Inc., as original borrowers, Capital One Financial Corporation, as original guarantor, and the agents and lenders named therein (incorporated by reference to Exhibit 10.19.2 of the 1999 Form 10-K/A).

10.20 Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.21 Credit Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 between First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.21 of the 1999 Form 10-K/A).

10.22 Lease Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 between First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1, as lessor, and Capital One Realty, Inc. as lessee (incorporated by reference to Exhibit 10.22 of the 1999 Form 10-K/A).

10.23 Participation Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 among Capital One Realty, Inc., as construction agent and lessee, Capital One Bank, as guarantor, First Security Bank, N.A. as owner trustee under the Capital One Realty Trust 1998-1, and the holders and lenders named therein, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.23 of the 1999 Form 10-K/A).

10.24 Credit Agreement (Capital One Services, Inc.) dated as of September 3, 1999 between First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1 as borrower, the lenders party thereto, and Bank of America N.A. as administrative agent (incorporated by reference to Exhibit 10.24 of the 1999 Form 10-K/A).

10.25 Lease Agreement (Capital One Services, Inc.) dated as of September 3, 1999 between First Security Bank, N. A. as owner trustee for Capital One Realty Trust 1998-1, as lessor, and Capital One Services, Inc. as lessee (incorporated by reference to Exhibit 10.25 of the 1999 Form 10-K/A).

Exhibit
-------
Number                              Description
------           ------------------------------------------------------

10.26 Participation Agreement (Capital One Services, Inc.) dated as of September 3, 1999 among Capital One Services, Inc. as construction agent as lessee, Capital One Financial Corporation, as guarantor, First Security Bank, N.A., as owner trustee under the Capital One Realty Trust 1998-1, the holders and lenders named therein, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.26 of the 1999 Form 10-K/A)...

13 The portions of Capital One Financial Corporation's 2000 Annual Report to Stockholders that are incorporated by reference herein.

21        Subsidiaries of the Company.


23        Consent of Ernst & Young LLP.


* Indicates a management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.