Form 10-Q
period 2001-03-31
CAPITAL ONE FINANCIAL CORP
filed 2001-05-11
CIK 927628

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _________ to _________.


                        Commission file number 1-13300


                       CAPITAL ONE FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


    Delaware                                           54-1719854
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia    22042-4525
         (Address of principal executive offices)               (Zip Code)


                                (703) 205-1000
             (Registrant's telephone number, including area code)


                               (Not Applicable)
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X       NO
    -------      -------

As of April 30, 2001, there were 208,385,008 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                       CAPITAL ONE FINANCIAL CORPORATION
                                   FORM 10-Q

                                     INDEX


                                March 31, 2001

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements (unaudited):
                   Condensed Consolidated Balance Sheets.............   3
                   Condensed Consolidated Statements of Income.......   4
                   Condensed Consolidated Statements of Changes
                     in Stockholders' Equity.........................   5
                   Condensed Consolidated Statements of
                     Cash Flows......................................   6
                   Notes to Condensed Consolidated Financial
                     Statements......................................   7

         ITEM 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...... 13

PART II. OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security Holders.. 30

         ITEM 6. Exhibits and Reports on Form 8-K..................... 31

                 Signatures........................................... 31

ITEM 1.
-------

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                                         March 31           December 31
                                                                           2001                 2000
---------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                $    49,842         $    74,493
Federal funds sold and resale agreements                                   247,676              60,600
Interest-bearing deposits at other banks                                   492,390             101,614
---------------------------------------------------------------------------------------------------------
 Cash and cash equivalents                                                 789,908             236,707
Securities available for sale                                            2,112,180           1,696,815
Consumer loans                                                          15,571,754          15,112,712
 Less:  Allowance for loan losses                                         (597,000)           (527,000)
---------------------------------------------------------------------------------------------------------
Net loans                                                               14,974,754          14,585,712
Premises and equipment, net                                                709,207             664,461
Interest receivable                                                        108,944              82,675
Accounts receivable from securitizations                                 1,492,818           1,143,902
Other                                                                      614,194             479,069
---------------------------------------------------------------------------------------------------------
 Total assets                                                          $20,802,005         $18,889,341
---------------------------------------------------------------------------------------------------------
LIABILITIES:
Interest-bearing deposits                                              $ 9,390,524         $ 8,379,025
Other borrowings                                                         1,845,509           2,925,938
Senior notes                                                             5,040,761           4,050,597
Interest payable                                                           135,863             122,658
Other                                                                    1,940,103           1,448,609
---------------------------------------------------------------------------------------------------------
 Total liabilities                                                      18,352,760          16,926,827

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; authorized
 50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized
 1,000,000,000 shares; 208,600,978 and 199,670,421 issued
 as of March 31, 2001 and December 31, 2000, respectively                    2,086               1,997
Paid-in capital, net                                                       974,503             575,179
Retained earnings                                                        1,609,261           1,471,106
Cumulative other comprehensive income (loss)                               (89,406)              2,918
     Less: Treasury stock, at cost; 1,229,134 and 2,301,476
     shares as of March 31, 2001 and December 31, 2000,
     respectively                                                          (47,199)            (88,686)
---------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                              2,449,245           1,962,514
---------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                            $20,802,005         $18,889,341
---------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)


                                                                                Three Months Ended
                                                                                     March 31
----------------------------------------------------------------------------------------------------------
                                                                            2001                  2000
----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Consumer loans, including fees                                        $  617,889                  $488,937
Securities available for sale                                             28,234                    24,734
Other                                                                      3,750                     1,776
----------------------------------------------------------------------------------------------------------
 Total interest income                                                   649,873                   515,447

INTEREST EXPENSE:
Deposits                                                                 146,961                    52,120
Other borrowings                                                          43,900                    41,454
Senior notes                                                              83,293                    68,376
----------------------------------------------------------------------------------------------------------
 Total interest expense                                                  274,154                   161,950
----------------------------------------------------------------------------------------------------------
Net interest income                                                      375,719                   353,497
Provision for loan losses                                                250,614                   126,525
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                      125,105                   226,972

NON-INTEREST INCOME:
Servicing and securitizations                                            543,791                   270,758
Service charges and other customer-related fees                          406,134                   341,232
Interchange                                                               74,851                    43,070
----------------------------------------------------------------------------------------------------------
 Total non-interest income                                             1,024,776                   655,060

Non-Interest Expense:
Salaries and associate benefits                                          325,716                   234,836
Marketing                                                                231,200                   201,938
Communications and data processing                                        75,292                    70,822
Supplies and equipment                                                    73,603                    52,274
Occupancy                                                                 31,302                    25,292
Other                                                                    181,134                   124,758
----------------------------------------------------------------------------------------------------------
 Total non-interest expense                                              918,247                   709,920
----------------------------------------------------------------------------------------------------------
Income before income taxes                                               231,634                   172,112
Income taxes                                                              88,021                    65,403
----------------------------------------------------------------------------------------------------------
Net income                                                            $  143,613                  $106,709
----------------------------------------------------------------------------------------------------------
Basic earnings per share                                              $     0.70                  $   0.54
----------------------------------------------------------------------------------------------------------
Diluted earnings per share                                            $     0.66                  $   0.51
----------------------------------------------------------------------------------------------------------
Dividends paid per share                                              $     0.03                  $   0.03
----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)


                                                                                        CUMULATIVE
                                    COMMON STOCK                                          OTHER                         TOTAL
                                --------------------     PAID-IN         RETAINED     COMPREHENSIVE     TREASURY     STOCKHOLDERS'
                                  SHARES      AMOUNT   CAPITAL, NET      EARNINGS      INCOME (LOSS)      STOCK         EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      199,670,421   $1,997    $613,590        $1,022,296       $(31,262)      $ (91,014)      $1,515,607
Comprehensive income:
 Net income                                                                106,709                                         106,709
 Other comprehensive income,
  net of income tax:
   Unrealized losses on
    securities, net of
    income tax benefit of $509                                                               (831)                            (831)
   Foreign currency
    translation adjustments                                                                   291                              291
                                                                                         --------                       ----------
 Other comprehensive loss                                                                    (540)                            (540)
                                                                                                                        ----------
Comprehensive income                                                                                                       106,169
Cash dividends - $.03
 per share                                                                  (5,182)                                         (5,182)
Purchases of treasury stock                                                                               (72,144)         (72,144)
Issuances of common stock                                 (1,811)                                           5,073            3,262
Exercise of stock options                                (16,427)                                          17,136              709
Common stock issuable
 under incentive plan                                      2,543                                                             2,543
Other items, net                                             117                                                               117
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000         199,670,421   $1,997    $598,012        $1,123,823       $(31,802)      $(140,949)      $1,551,081
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000      199,670,421   $1,997    $575,179        $1,471,106       $  2,918       $ (88,686)      $1,962,514
Comprehensive income:
 Net income                                                                143,613                                         143,613
 Other comprehensive income,
  net of income tax:
  Unrealized gains on
   securities, net of income
   taxes of $8,337                                                                         13,602                           13,602
  Foreign currency translation
   adjustments                                                                            (35,850)                         (35,850)
  Cumulative effect of change
   in accounting principle
   (SFAS 133)                                                                             (27,222)                         (27,222)
  Loss on cash flow hedging
   instruments, net of
   income tax benefit of $26,265                                                          (42,854)                         (42,854)
                                                                                         --------                       ----------
  Other comprehensive loss                                                                (92,324)                         (92,324)
                                                                                                                        ----------
Comprehensive income                                                                                                        51,289
Cash dividends - $.03 per share                                             (5,458)                                         (5,458)
Issuances of common stock         6,837,562       68     414,613                                            6,418          421,099
Exercise of stock options         2,092,995       21     (16,245)                                          35,069           18,845
Common stock issuable
 under incentive plan                                        582                                                               582
Other items, net                                             374                                                               374
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001         208,600,978   $2,086    $974,503        $1,609,261       $(89,406)      $ (47,199)      $2,449,245
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
-------------------------------------------------------------------------------------------------------------
                                                                                2001               2000
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                               $   143,613              $ 106,709
Adjustments to reconcile net income to cash
 provided by operating activities:
  Provision for loan losses                                                  250,614                126,525
  Depreciation and amortization, net                                          76,119                 53,434
  Stock compensation plans                                                       582                  2,543
  Increase in interest receivable                                            (26,269)               (17,330)
 (Increase) decrease in accounts receivable from
   securitizations                                                          (349,133)                   106
  Increase in other assets                                                  (155,932)               (21,074)
  Increase (decrease) in interest payable                                     13,205                (27,967)
  Increase in other liabilities                                              385,628                 54,776
-------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                 338,427                277,722
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of securities available for sale                                (1,002,783)              (136,465)
Proceeds from maturities of securities available for sale                    535,591                 58,379
Proceeds from sales of securities available for sale                          74,909                408,858
Proceeds from securitizations of consumer loans                            1,446,193                588,576
Net increase in consumer loans                                            (2,176,683)              (322,182)
Recoveries of loans previously charged off                                    82,075                 94,187
Additions of premises and equipment, net                                     (99,528)               (69,640)
-------------------------------------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities                   (1,140,226)               621,713
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net increase in interest-bearing deposits                                  1,011,499                312,432
Net decrease in other borrowings                                          (1,080,493)              (824,488)
Issuances of senior notes                                                  1,241,125
Maturities of senior notes                                                  (251,617)              (361,767)
Dividends paid                                                                (5,458)                (5,182)
Purchases of treasury stock                                                                         (72,144)
Net proceeds from issuances of common stock                                  421,099                  3,083
Proceeds from exercise of stock options                                       18,845                    709
-------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities                    1,355,000               (947,357)
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             553,201                (47,922)
Cash and cash equivalents at beginning of period                             236,707                246,497
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $   789,908              $ 198,575
-------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2001
(in thousands, except per share data) (unaudited)

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

NOTE B:  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

  Cash paid for interest for the three months ended March 31, 2001 and 2000 was $260,949 and $189,917, respectively. Cash paid for income taxes for the three months ended March 31, 2001 and 2000 was $41 and $22, respectively.

SEGMENTS

  The Company maintains two distinct business segments: lending and non-lending. Lending is the Company's only reportable business segment, based on the definitions provided in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Substantially all of the Company's reported assets, revenues and income are derived from the lending segment in all periods presented. All revenue is generated from external customers and is predominantly derived in the United States.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative-effect adjustment decreasing other comprehensive income by $27,222, net of an income tax benefit of $16,685.

  For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as hedges of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent that it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

  The Company maintains a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company's goal is to manage sensitivity to changes in rates by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest margin or foreign exchange gains or losses are not, on a material basis, adversely affected by movements in interest or foreign exchange rates.

  The Company predominantly uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation.

  The Company's foreign currency denominated assets and liabilities expose it to foreign currency exchange risk. The Company enters into various foreign exchange derivative contracts for managing foreign currency exchange risk. Changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the items to which they are designated.

  By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of derivative contract is negative, the Company owes the counterparty, and therefore, has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company's credit committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral agreements may be required as well.

  Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

  The Company's derivative activities are monitored by its risk management committee as part of that committee's oversight of the Company's asset/liability and treasury functions. The Company's asset/liability committee is responsible for implementing various hedging strategies. The resulting strategies are then incorporated into the Company's overall interest rate risk management strategies.

FAIR VALUE HEDGES

  The Company has entered into forward exchange contracts to hedge foreign currency denominated investments against fluctuations in exchange rates. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk of adverse affects from movements in exchange rates.

  During the quarter ended March 31, 2001, the Company recognized substantially no net gains or losses related to the ineffective portions of its fair value hedging instruments.

CASH FLOW HEDGES

  The Company has entered into interest rate swap agreements for the management of its interest rate risk exposure. The interest rate swap agreements utilized by the Company effectively modify the Company's exposure to interest risk by converting floating rate debt to a fixed rate. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The Company has also entered into interest rate swaps and amortizing notional interest rate swaps to effectively reduce the interest rate sensitivity of loan securitizations. The Company seeks to mitigate the variability in the anticipated net cash flows of its interest-only strip that is subject to variability in interest rates. The maximum time period over which the Company is hedging future cash flows is five years.

  The Company has also entered into currency swaps that effectively convert fixed rate foreign currency denominated interest receipts to fixed dollar interest receipts on foreign currency denominated assets. The purpose of these hedges is to protect against adverse movements in exchange rates.

  The Company has entered into forward exchange contracts to reduce the Company's sensitivity to foreign currency exchange rate changes on its foreign currency denominated loans. The forward rate agreements allow the Company to "lock-in" functional currency equivalent cash flows associated with the foreign currency denominated loans.

  During the quarter ended March 31, 2001, the Company recognized no net gains or losses related to the ineffective portions of its cash flow hedging instruments.

HEDGE OF NET INVESTMENT IN FOREIGN OPERATIONS

  The Company uses cross currency swaps to protect the value of its investment in its foreign subsidiaries. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive income. The purpose of these hedges is to protect against adverse movements in exchange rates.

  During the quarter ended March 31, 2001, the Company recognized no net gains or losses included in the cumulative translation adjustment related to its net investment hedges.

NOTE C:  RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The disclosure requirements and collateral provisions of SFAS 140 were adopted as of December 31, 2000, while the other provisions apply prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material effect on the Company's financial position or the results of operations.

NOTE D:  EQUITY ISSUANCE AND BORROWINGS

  In January 2001, the Corporation issued 6,750,390 shares of common stock in a public offering under the shelf registrations. The net proceeds from the issuance were $412,786. Proceeds from the sale of stock were used for general corporate purposes.

  In February 2001, the Bank issued a $1,250,000 five-year fixed rate senior bank note under its Global Bank Note Program with a term of five years.

  In August 2000, the Company entered into four bilateral revolving credit facilities with different lenders (the "Bilateral Facilities"). The Bilateral Facilities were entered into to finance the Company's business in Canada and for general corporate purposes. Two of the Bilateral Facilities are for Capital One Inc., guaranteed by the Corporation, and are each in the amount of C$100,000 ($67,400 equivalent based on exchange rate at closing). The other two Bilateral Facilities are for the Corporation in the amount of $70,000 and $30,000. In February 2001, the two Bilateral Facilities for Capital One Inc. were terminated. In March 2001, the two Bilateral Facilities for the Corporation were terminated.

NOTE E:  ASSOCIATE STOCK PLANS

  In January 2001, the Company granted 901,060 options to full-time associates not previously eligible under an option plan. Associates were granted a set number of options. These options were granted at the fair market value on the date of grant and vest, in full, on January 18, 2004 or earlier upon a change in control of the Company.

NOTE F:  EARNINGS PER SHARE

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

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
---------------------------------------------------------------------------------------------------------
(shares in thousands)                                                        2001                    2000
---------------------------------------------------------------------------------------------------------
NUMERATOR:
Net income                                                               $143,613                $106,709
---------------------------------------------------------------------------------------------------------
DENOMINATOR:
Denominator for basic earnings per share -
 Weighted-average shares                                                  204,792                 196,645
EFFECT OF DILUTIVE SECURITIES:
 Stock options                                                             12,963                  12,065
---------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                           12,963                  12,065
Denominator for diluted earnings per share -
 Adjusted weighted-average shares                                         217,755                 208,710
---------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                 $   0.70                $   0.54
---------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                               $   0.66                $   0.51
---------------------------------------------------------------------------------------------------------


NOTE G:  COMMITMENTS AND CONTINGENCIES

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

  Subsequently, the Bank moved for summary judgement on the two remaining counts and for a ruling that a class cannot be certified in this case. The motion for summary judgement was granted in favor of the Bank on both counts, but the plaintiffs were granted leave to amend the complaint. Plaintiffs have filed an Amended Complaint, to which the Bank filed demurrers and motions to strike. The Bank's demurrer was granted by the court and plaintiff's Amended Complaint was dismissed with prejudice. Plaintiff has filed a notice of appeal regarding this ruling.

  Because no specific measure of damages is demanded in the complaint of the California case and the trial court entered judgement in favor of the Bank early in the case, an informed assessment of the ultimate outcome of this case cannot be made at this time. Management believes, however, that there are meritorious defenses to this lawsuit and intends to defend it vigorously.

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

NOTE H:  SUBSEQUENT EVENTS

  In May 2001, the Company signed an agreement to acquire AmeriFee Corporation ("AmeriFee"). AmeriFee is a specialty financial services firm based in Southborough, Massachusetts that provides financing solutions for consumers seeking elective medical and dental procedures. The acquisition will be accounted for as a purchase business combination. The initial acquisition price for AmeriFee is $81,500, to be paid at closing in a combination of cash and shares of the Company's common stock. The terms of the acquisition agreement provide for additional consideration to be paid annually if AmeriFee's results of operations exceed certain targeted levels over the next three years. The additional consideration, up to a maximum of $454,500, may be paid either in cash or with shares of the Company's common stock.

ITEM 2.
-------

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

  Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of March 31, 2001, the Company had 36.5 million customers and $31.6 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

EARNINGS SUMMARY

  Net income for the three months ended March 31, 2001 of $143.6 million, or $0.66 per share, compares to net income of $106.7 million, or $0.51 per share, for the same period in 2000. The increase in net income is primarily a result of an increase in asset and account volumes. Net interest income increased $22.2 million, or 6%, as average earning assets increased by 56%, offset by the decrease in net interest margin to 8.36% from 12.23%. The provision for loan losses increased $124.1 million, or 98%, as average reported loans increased 60% and the reported net charge-off rate increased 70 basis points, or 18%. Non-interest income increased $369.7 million, or 56%, primarily as a result of an increase in average accounts of 43%, a shift in the mix of the reported loan portfolio and an increase in the frequency of certain fees charged driven by increased purchase volume. Marketing expense increased $29.3 million, or 14%, to $231.2 million as the Company continues to invest in existing and new product opportunities. Increases in salaries and associate benefits expense of $90.9 million, or 39%, and other non-interest expense (excluding marketing) of $88.2 million, or 32%, primarily resulted from increased staff and cost of operations, and the building of infrastructure to manage the growth in accounts and products offered. Each component is discussed in further detail in subsequent sections of this analysis.

MANAGED CONSUMER LOAN PORTFOLIO

  The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adds back the effect of off-balance sheet consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

  The Company's managed consumer loan portfolio is comprised of reported and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), and are not assets of the Company. Therefore, those loans are not shown on the balance sheet. Effective April 1, 2001, the Company will adopt the accounting provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS
125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures; however, most of the provisions of SFAS 125 have been carried forward without amendment. The adoption of SFAS 140 is not expected to have a material effect on the results of the Company's operations.

Table 1 summarizes the Company's managed consumer loan portfolio.

                   TABLE 1 - MANAGED CONSUMER LOAN PORTFOLIO

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
(in thousands)                                                                  2001                  2000
------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCES:
Reported consumer loans                                                    $15,571,754           $ 9,449,498
Off-balance sheet consumer loans                                            15,978,750            10,849,992
------------------------------------------------------------------------------------------------------------
Total managed consumer loan portfolio                                      $31,550,504           $20,299,490
------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES:
Reported consumer loans                                                    $15,508,942           $ 9,704,933
Off-balance sheet consumer loans                                            14,996,508            10,476,440
------------------------------------------------------------------------------------------------------------
Total average managed consumer loan portfolio                              $30,505,450           $20,181,373
------------------------------------------------------------------------------------------------------------

  The Company actively engages in consumer loan securitization transactions. Securitization involves the transfer by the Company of a pool of loan receivables to an entity created for securitizations, generally a trust or other special purpose entity (the "trusts"). The credit quality of the receivables may be supported by credit enhancements, which may be in various forms including a letter of credit, a cash collateral guaranty or account, or a subordinated interest in the receivables in the pool. Certificates representing beneficial interests in the receivables are sold to the public through an underwritten offering or to private investors in private placement transactions. The Company receives the proceeds of the sale. The Company retains an interest in the trusts ("seller's interest") equal to the amount of the receivables transferred to the trust in excess of the principal balance of the certificates. The Company's interest in the trusts varies as the amount of the excess receivables in the trusts fluctuates as the accountholders make principal payments and incur new charges on the selected accounts. The securitization generally results in the removal of the receivables, other than the seller's interest, from the Company's balance sheet for financial and regulatory accounting purposes.

  The Company's relationship with its customers is not affected by the securitization. The Company acts as a servicing agent and receives a fee.

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

                      TABLE 2 - OPERATING DATA AND RATIOS

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                       2001                   2000
------------------------------------------------------------------------------------------------------------
REPORTED:
Average earning assets                                                  $17,986,891              $11,561,128
Net interest margin(1)                                                         8.36%                   12.23%
Loan yield                                                                    15.94                    20.15
------------------------------------------------------------------------------------------------------------

MANAGED:
Average earning assets                                                  $32,983,399              $22,037,568
Net interest margin(1)                                                         9.21%                   11.23%
Loan yield                                                                    16.19                    18.06
------------------------------------------------------------------------------------------------------------
(1) Net interest margin is equal to net interest income divided by average earning assets.

RISK ADJUSTED REVENUE AND MARGIN

  The Company's products are designed with the objective of obtaining the expected revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the managed portfolio. Risk adjusted revenue is defined as net interest income and non-interest income less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average earning assets. It considers not only the loan yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products.

  The Company markets its card products to specific consumer populations. The terms of each card product are actively managed to achieve a balance between risk and expected performance, while also obtaining the expected return. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the consumer's performance. In addition, since 1998, the Company has aggressively marketed low non-introductory rate cards to consumers with the best established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited the Company's customers with similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on the Company's pricing strategies.

  By applying its IBS and in response to dynamic competitive pressures, the Company also targets a significant amount of its marketing expense to other credit card product opportunities. Examples of such products include secured cards, lifestyle and co-branded cards, student cards and other cards targeted to certain markets which the Company feels are underserved by the Company's competitors. These products do not have a significant, immediate impact on managed loan balances; rather, they typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include membership fees and higher annual finance charge rates. The profile of the consumers targeted for these products, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the low non-introductory rate products.

  Table 3 provides income statement data and ratios for the Company's managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

                    TABLE 3 - MANAGED RISK ADJUSTED REVENUE

                                                                                 Three Months Ended
                                                                                       March 31
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                         2001                 2000
-----------------------------------------------------------------------------------------------------------
MANAGED INCOME STATEMENT:
Net interest income                                                         $  759,308            $ 618,854
Non-interest income                                                            747,096              489,297
Net charge-offs                                                               (285,950)            (195,276)
-----------------------------------------------------------------------------------------------------------
 Risk adjusted revenue                                                      $1,220,454            $ 912,875
-----------------------------------------------------------------------------------------------------------

RATIOS:(1)
Net interest margin                                                               9.21%               11.23%
Non-interest income                                                               9.06                 8.88
Net charge-offs                                                                  (3.47)               (3.54)
-----------------------------------------------------------------------------------------------------------
 Risk adjusted margin                                                            14.80%               16.57%
-----------------------------------------------------------------------------------------------------------
(1) As a percentage of average managed earning assets.

NET INTEREST INCOME

  Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, other borrowings and borrowings from senior notes.

  Reported net interest income for the three months ended March 31, 2001 was $375.7 million, compared to $353.5 million for the same period in the prior year, representing an increase of $22.2 million, or 6%. Net interest margin decreased 387 basis points to 8.36% for the three months ended March 31, 2001, compared to the same period in the prior year. This decrease in net interest margin was primarily a result of the decrease in the yield on earning assets of 338 basis points for the three months ended March 31, 2001, to 14.45% from 17.83% for the same period in the prior year. The decrease in the yield on earning assets was primarily attributable to the decrease in the yield on consumer loans. The yield on consumer loans decreased 421 basis points as a result of a shift in the mix of the reported loan portfolio toward a greater composition of lower yielding, higher credit quality loans as compared to the same period in the prior year. This lower yield on the portfolio, combined with the 60% increase in the consumer loan portfolio, resulted in the 6% increase in reported net interest income.

  Managed net interest income increased $140.5 million, or 23%, for the three months ended March 31, 2001, compared to the same period in the prior year. The increase in managed net interest income resulted from the combination of an increase of 50% in managed average earning assets and a decrease in the managed net interest margin of 202 basis points to 9.21% for the three months ended March 31, 2001, as compared to the same period in the prior year. The decrease in managed net interest margin results primarily from a decrease in the managed loan yield of 187 basis points to 16.19% from 18.06% in the same period of the prior year. This decrease is a result of the shift in the mix of the managed portfolio toward a greater composition of lower yielding, higher credit quality loans, as well as an increase in low introductory rate balances as compared to the prior year.

  Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 2001 and 2000.

  TABLE 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                               THREE MONTHS ENDED MARCH 31
----------------------------------------------------------------------------------------------------------------------
                                                      2001                                       2000
----------------------------------------------------------------------------------------------------------------------
                                     AVERAGE         INCOME/      YIELD/         AVERAGE         INCOME/      YIELD/
(dollars in thousands)               BALANCE         EXPENSE       RATE          BALANCE         EXPENSE       RATE
----------------------------------------------------------------------------------------------------------------------
ASSETS:
Earning assets
 Consumer loans(1)                  $15,508,942       $617,889       15.94%     $ 9,704,933       $488,937       20.15%
 Securities available for sale        1,913,357         28,234        5.90        1,681,537         24,734        5.88
 Other                                  564,592          3,750        2.66          174,658          1,776        4.07
----------------------------------------------------------------------------------------------------------------------
Total earning assets                 17,986,891       $649,873       14.45%      11,561,128       $515,447       17.83%
Cash and due from banks                 140,749                                      91,068
Allowance for loan losses              (538,667)                                   (347,000)
Premises and equipment, net             707,170                                     496,600
Other assets                          2,058,841                                   1,237,114
----------------------------------------------------------------------------------------------------------------------
 Total assets                       $20,354,984                                 $13,038,910
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY:
Interest-bearing liabilities
 Deposits                           $ 8,996,414       $146,961        6.53%     $ 3,894,250       $ 52,120        5.35%
 Other borrowings                     2,442,200         43,900        7.19        2,504,724         41,454        6.62
 Senior notes                         4,678,452         83,293        7.12        4,019,484         68,376        6.80
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                         16,117,066       $274,154        6.80%      10,418,458       $161,950        6.22%
Other                                 1,890,532                                   1,053,551
----------------------------------------------------------------------------------------------------------------------
 Total liabilities                   18,007,598                                  11,472,009
Equity                                2,347,386                                   1,566,901
----------------------------------------------------------------------------------------------------------------------
 Total liabilities and equity       $20,354,984                                 $13,038,910
----------------------------------------------------------------------------------------------------------------------
Net interest spread                                                   7.65%                                      11.61%
----------------------------------------------------------------------------------------------------------------------
Interest income to
 Average earning assets                                              14.45%                                      17.83%
Interest expense to
 average earning assets                                               6.09                                        5.60
----------------------------------------------------------------------------------------------------------------------
Net interest margin                                                   8.36%                                      12.23%
----------------------------------------------------------------------------------------------------------------------
(1) Interest income includes past-due fees on loans of approximately $188,437 and $162,775 for the three months ended
    March 31, 2001 and 2000, respectively.

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

                      TABLE 5 - INTEREST VARIANCE ANALYSIS

                                                                             THREE MONTHS ENDED
                                                                           MARCH 31, 2001 VS. 2000
--------------------------------------------------------------------------------------------------------------
                                                                 INCREASE              CHANGE DUE TO(1)
(in thousands)                                                  (DECREASE)         VOLUME          YIELD/RATE
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Consumer loans                                                     $128,952          $701,754        $(572,802)
Securities available for sale                                         3,500             3,421               79
Other                                                                 1,974             5,973           (3,999)
--------------------------------------------------------------------------------------------------------------
Total interest income                                               134,426           683,243         (548,817)

INTEREST EXPENSE:
Deposits                                                             94,841            81,177           13,664
Other borrowings                                                      2,446            (5,868)           8,314
Senior notes                                                         14,917            11,616            3,301
--------------------------------------------------------------------------------------------------------------
Total interest expense                                              112,204            95,706           16,498
--------------------------------------------------------------------------------------------------------------
Net interest income(1)                                             $ 22,222          $584,846        $(562,624)
--------------------------------------------------------------------------------------------------------------
(1)  The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.  The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

SERVICING AND SECURITIZATIONS INCOME

  In accordance with SFAS 125, the Company records gains or losses on the securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Retained interests in securitized assets include "interest only" ("I/O") strips, subordinated interests in the transferred receivables and cash collateral accounts. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivables and are included in servicing and securitization income. This excess cash flow essentially represents an I/O strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to certificateholders, estimated contractual servicing fees and credit losses. However, exposure to credit losses on the securitized loans is contractually limited to the retained interests.

  Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization transactions, as well as gains and losses recognized as a result of the securitization transactions. Servicing and securitizations income increased $273.0 million, or 101%, to $543.8 million for the three months ended March 31, 2001, from $270.8 million in the same period of the prior year. These increases were primarily due to the increase in excess spread on the off-balance sheet loan portfolio. This increase is a result of an increase in the average off-balance sheet loans of 43% as well as a shift in the mix of the off-balance sheet portfolio towards a greater composition of higher yielding and fee-generating loans. This mix shift has resulted in higher net interest income, as well as higher service charges and other customer-related fees, on the off-balance sheet portfolio.

  Certain estimates inherent in the determination of the fair value of the I/O strip are influenced by factors outside the Company's control, and as a result, such estimates could materially change in the near term. Any future gains that will be recognized in accordance with SFAS 140 will be dependent on the timing and amount of future securitizations. The Company will continuously assess the performance of new and existing securitization transactions as estimates of future cash flows change.

OTHER NON-INTEREST INCOME

  Interchange income increased to $74.9 million, or 74%, for the three months ended March 31, 2001, compared to $43.1 million for the same period in the prior year. This increase is primarily attributable to increased purchase volume and new account growth for the three months ended March 31, 2001 as compared to the same period of the prior year. Service charges and other customer-related fees increased to $406.1 million, or 19%, for the three months ended March 31, 2001, compared to $341.2 million for the same period in the prior year. This increase is primarily due to the increase in average accounts of 43% for the three months ended March 31, 2001, compared to the same period in the prior year, offset by the shift in the mix of the reported loan portfolio toward a greater composition of lower fee-generating loans.

NON-INTEREST EXPENSE

  Non-interest expense for the three months ended March 31, 2001 was $918.2 million, an increase of 29% over $709.9 million, for the same period in the prior year. Contributing to the increase in non-interest expense for the three months ended March 31, 2001 was salaries and associate benefits expense, which increased $90.9 million, or 39%, as a result of increased staffing levels. Marketing expense increased $29.3 million, or 14%, to $231.2 million for the three months ended March 31, 2001, as the Company continued to invest in new and existing product opportunities. All other non-interest expenses increased $88.2 million, or 32%, to $361.3 million for the three months ended March 31, 2001, from $273.1 million for the same period in the prior year. These increases were primarily a result of the 43% increase in the average number of accounts for the three months ended March 31, 2001, as compared to the same period in the prior year, as well as the Company's continued exploration and testing of new products and markets.

INCOME TAXES

  The Company's effective income tax rate was 38% for the three months ended March 31, 2001 and 2000, and includes both state and federal income tax components.

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


                            TABLE 6 - DELINQUENCIES

                                                                        MARCH 31
----------------------------------------------------------------------------------------------------------------
                                                        2001                                  2000
----------------------------------------------------------------------------------------------------------------
                                                             PERCENT OF                            PERCENT OF
(dollars in thousands)                       LOANS          TOTAL LOANS          LOANS             TOTAL LOANS
----------------------------------------------------------------------------------------------------------------
REPORTED:
Loans outstanding                           $15,571,754        100.00%        $ 9,449,498            100.00%
Loans delinquent:
   30-59 days                                   308,523          1.98             218,967              2.32
   60-89 days                                   163,975          1.05             148,925              1.57
   90 or more days                              275,684          1.77             247,463              2.62
----------------------------------------------------------------------------------------------------------------
Total                                       $   748,182          4.80%        $   615,355              6.51%
----------------------------------------------------------------------------------------------------------------

MANAGED:
Loans outstanding                           $31,550,504        100.00%        $20,299,490            100.00%
Loans delinquent:
   30-59 days                                   555,591          1.76             377,320              1.86
   60-89 days                                   331,915          1.05             250,595              1.24
   90 or more days                              601,611          1.91             438,929              2.16
----------------------------------------------------------------------------------------------------------------
Total                                       $ 1,489,117          4.72%        $ 1,066,844              5.26%
----------------------------------------------------------------------------------------------------------------

  The 30-plus day delinquency rate for the reported consumer loan portfolio was 4.80% as of March 31, 2001, down 171 basis points from 6.51% as of March 31, 2000 and down 246 basis points from 7.26% as of December 31, 2000. These decreases are the result of a shift in the mix of the reported portfolio toward a greater composition of accounts with more established credit profiles, as well as enhanced customer payment patterns. The delinquency rate for the managed consumer loan portfolio was 4.72% as of March 31, 2001, down 54 basis points from 5.26% as of March 31, 2000 and down 51 basis points from 5.23% as of December 31, 2000. The managed consumer loan delinquency rate decrease as of March 31, 2001 as compared to March 31, 2000 principally reflected a shift in the managed portfolio toward a greater composition of accounts with more established credit profiles, as well as enhanced customer payment patterns.

NET CHARGE-OFFS

  Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

                           TABLE 7 - NET CHARGE-OFFS

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        2001                2000
----------------------------------------------------------------------------------------------------------
REPORTED:
Average loans outstanding                                                  $15,508,942         $ 9,704,933
Net charge-offs                                                                180,041              95,669
Net charge-offs as a percentage of average loans outstanding                      4.64%               3.94%
----------------------------------------------------------------------------------------------------------

MANAGED:
Average loans outstanding                                                  $30,505,450         $20,181,373
Net charge-offs                                                                285,950             195,276
Net charge-offs as a percentage of average loans outstanding                      3.75%               3.87%
----------------------------------------------------------------------------------------------------------

  Net charge-offs of managed loans increased $90.7 million, or 46%, while average managed consumer loans grew 51% for the three months ended March 31, 2001 compared to the same period in the prior year. For the three months ended March 31, 2001, the Company's net charge-offs as a percentage of average managed loans outstanding were 3.75% compared to 3.87% for the same period in the prior year.

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

                 TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                       2001                  2000
-----------------------------------------------------------------------------------------------------------
Balance at beginning of period                                              $ 527,000             $ 342,000
Provision for loan losses                                                     250,614               126,525
Other                                                                            (573)                 (856)
Charge-offs                                                                  (262,116)             (147,654)
Recoveries                                                                     82,075                51,985
-----------------------------------------------------------------------------------------------------------
Net charge-offs                                                              (180,041)              (95,669)
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                    $ 597,000             $ 372,000
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses to loans at period-end                                 3.83%                 3.94%
-----------------------------------------------------------------------------------------------------------

  For the three months ended March 31, 2001, the provision for loan losses increased to $250.6 million, or 98%, from $126.5 million for the comparable period in the prior year. This increase is primarily a result of the 88% increase in the dollar amount of net charge-offs, as well as the 65% increase in reported loans from March 31, 2000 to March 31, 2001.

FUNDING

  The Company has established access to a variety of funding alternatives, in addition to securitization of its consumer loans. In June 2000, the Company established a $5.0 billion global senior and subordinated bank note program, of which $2.2 billion was outstanding as of March 31, 2001 with original terms of three to five years. In February 2001, the Company issued $1.3 billion fixed rate senior global bank note under this program with a term of five years. The Company has historically issued senior unsecured debt of the Bank through its $8.0 billion domestic bank note program, of which $2.3 billion was outstanding as of March 31, 2001, with original terms of one to ten years. Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies allowing the Bank to borrow from both U.S. and non-U.S. lenders. In addition, the Company has multiple committed revolving credit facilities offering foreign currency funding options. Furthermore, the Bank has a $1.0 billion Euro Medium Term Note program that is targeted specifically to non-U.S. investors. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translation.

  The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, as well as to develop customized account management programs. As of March 31, 2001, the Company had $9.4 billion in interest-bearing deposits, with original maturities of up to ten years.

  Table 9 shows the maturity distribution of certificates of deposit in denominations of $100,000 or greater ("large denomination CDs") as of March 31, 2001.

    TABLE 9 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

                                                                                MARCH 31, 2001
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                 BALANCE                  PERCENT
-------------------------------------------------------------------------------------------------------------
3 months or less                                                            $  538,433             13.88%
Over 3 through 6 months                                                        656,916             16.94
Over 6 through 12 months                                                       693,275             17.87
Thereafter                                                                   1,990,605             51.31
-------------------------------------------------------------------------------------------------------------
Total                                                                       $3,879,229            100.00%
-------------------------------------------------------------------------------------------------------------

  The Company's other borrowings portfolio consists of $1.1 billion in borrowings maturing within one year and $720.8 million in borrowings maturing after one year.

  Table 10 shows the Company's unsecured funding availability and outstandings as of March 31, 2001.

                        TABLE 10 - FUNDING AVAILABILITY

                                                                         MARCH 31, 2001
-----------------------------------------------------------------------------------------------------------------
                                               EFFECTIVE/                                              FINAL
(dollars or dollar equivalents in millions)    ISSUE DATE    AVAILABILITY(1)     OUTSTANDING        MATURITY(4)
-----------------------------------------------------------------------------------------------------------------
Domestic revolving credit facility                    5/99            $1,200                                 5/03
Multicurrency credit facility                         8/00               541                                 8/04
Senior global bank note program                       6/00             5,000            $2,236                  -
Senior domestic bank note program(2)                  4/97             8,000             2,251                  -
Non-U.S. bank note program                           10/97             1,000                 5                  -
Corporation Shelf Registration                        8/99             1,550               549                  -
Capital securities(3)                                 1/97               100                98               2/27
-----------------------------------------------------------------------------------------------------------------
(1)  All funding sources are revolving except for the Corporation Shelf Registration and the Capital Securities.
     Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants.  Funding availability under all other sources is subject to market conditions.
(2)  Includes availability to issue up to $200 million of subordinated bank notes, none outstanding as of March
     31, 2001.
(3)  Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
(4)  Maturity date refers to the date the facility terminates, where applicable.

  In August 2000, the Bank entered into a multicurrency revolving credit facility (the "Multicurrency Facility"). The Multicurrency Facility is intended to finance the Bank's business in the United Kingdom and is comprised of two Tranches, each in the amount of Euro 300 million ($270.8 million equivalent based on the exchange rate at closing). The Tranche A facility is intended for general corporate purposes whereas the Tranche B facility is intended to replace and extend the Corporation's prior credit facility for U.K. pounds sterling and Canadian dollars, which matured on August 29, 2000. The Corporation serves as guarantor of all borrowings under the Multicurrency Facility. In October 2000, the Bank's subsidiary, Capital One Bank (Europe) plc, replaced the Bank as a borrower under the Bank's guarantee. Tranche A of the commitment terminates on August 9, 2001, and Tranche B of the commitment terminates August 9, 2004.

  In August 2000, the Company entered into four bilateral revolving credit facilities with different lenders (the "Bilateral Facilities"). The Bilateral Facilities were entered into to finance the Company's business in Canada and for general corporate purposes. Two of the Bilateral Facilities are for Capital One Inc., guaranteed by the Corporation, and are each in the amount of C$100.0 million ($67.4 million equivalent based on exchange rate at closing). The other two Bilateral Facilities are for the Corporation in the amount of $70 million and $30 million. In February 2001, the two Bilateral Facilities for Capital One Inc. were terminated. In March 2001, the two Bilateral Facilities for the Corporation were terminated.

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

     The Corporation has three shelf registration statements under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities, consisting of debentures, notes and/or other unsecured evidences,
(ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The amount of securities registered is limited to a $1.6 billion aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as shall be designated by the Corporation. As of March 31, 2001, the Corporation had existing unsecured senior debt outstanding under the shelf registrations of $550 million, including $125 million maturing in 2003, $225 million maturing in 2006, and $200 million maturing in 2008. During January 2001, the Corporation issued 6,750,390 shares of common stock in a public offering under these shelf registration statements. The net proceeds from the issuance were $412.8 million, and were used for general corporate purposes.

LIQUIDITY

  Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets, gathering deposits and through issuing debt. As discussed in "Managed Consumer Loan Portfolio," a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 2001 to 2008 and typically have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding.

  As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of March 31, 2001, the Company held $2.9 billion in such securities.

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

  The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of March 31, 2001, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank's capital category.

                      TABLE 11 - REGULATORY CAPITAL RATIOS

                                                                              TO BE "WELL-CAPITALIZED" UNDER
                                                   MINIMUM FOR CAPITAL            PROMPT CORRECTIVE ACTION
                                  RATIOS            ADEQUACY PURPOSES                    PROVISIONS
------------------------------------------------------------------------------------------------------------
MARCH 31, 2001
Capital One Bank
Tier 1 Capital                    10.01%                       4.00%                        6.00%
Total Capital                     12.06                        8.00                        10.00
Tier 1 Leverage                   10.36                        4.00                         5.00

Capital One, F.S.B.
Tier 1 Capital                     9.41%                       4.00%                        6.00%
Total Capital                     11.89                        8.00                        10.00
Tier 1 Leverage                    7.48                        4.00                         5.00
------------------------------------------------------------------------------------------------------------

MARCH 31, 2000
Capital One Bank
Tier 1 Capital                    11.36%                       4.00%                        6.00%
Total Capital                     13.94                        8.00                        10.00
Tier 1 Leverage                   10.71                        4.00                         5.00

Capital One, F.S.B.
Tier 1 Capital                    10.66%                       4.00%                        6.00%
Total Capital                     12.28                        8.00                        10.00
Tier 1 Leverage                    8.61                        4.00                         5.00
-------------------------------------------------------------------------------------------------------------

  In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of March 31, 2001, the Company's Tier 1 leverage ratio was 12.49%.

  Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of March 31, 2001, retained earnings of the Bank and the Savings Bank of $331.1 million and $86.8 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the Federal Reserve and the OTS. The Savings Bank, however, is required to give the OTS at least 30 days' advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

OFF-BALANCE SHEET RISK

  The Company is subject to off-balance sheet risk in the normal course of business including commitments to extend credit and interest rate sensitivity related to its securitization transactions. The Company enters into interest rate swap agreements in the management of its interest rate exposure. The Company also enters into forward foreign currency exchange contracts and currency swaps to reduce its sensitivity to changing foreign currency exchange rates. These derivative financial instruments expose the Company to certain credit, market, legal and operational risks. The Company has established credit policies for these instruments.

INTEREST RATE SENSITIVITY

  Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. To the extent that managed interest income and expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings could be affected. The Company's managed net interest income is affected by changes in short-term interest rates, primarily LIBOR, as a result of its issuance of interest-bearing deposits, variable rate loans and variable rate securitizations. The Company manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity, repricing and distribution of assets and liabilities and entering into interest rate swaps.

  The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 1.4% below the mean managed net interest income of the distribution. As of March 31, 2001, the Company was in compliance with the policy; more than 99% of the outcomes generated by the model produced a managed net interest income of no more than 0.2% below the mean outcome. The interest rate scenarios evaluated as of March 31, 2001, included scenarios in which short-term interest rates rose by over 270 basis points or fell by as much as 285 basis points over twelve months.

  The analysis does not consider the effects of the changed level of overall economic activity associated with various interest rate scenarios. Further, in the event of a rate change of large magnitude, management would likely take actions to further mitigate its exposure to any adverse impact. For example, management may reprice interest rates on outstanding credit card loans subject to the right of the consumers in certain states to reject such repricing by giving timely written notice to the Company and thereby relinquishing charging privileges. However, competitive factors as well as certain legal constraints may limit the repricing of credit card loans.

  Interest rate sensitivity at a point in time can also be analyzed by measuring the mismatch in balances of earning assets and interest-bearing liabilities that are subject to repricing in future periods.

BUSINESS OUTLOOK

EARNINGS, GOALS AND STRATEGIES

  This business outlook section summarizes Capital One's expectations for earnings for the year ending December 31, 2001, and our primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain statements are forward looking and, therefore, actual results could differ materially. Factors that could materially influence results are set forth throughout this section and in Capital One's Annual Report on Form 10-K for the year ended December 31, 2000 (Part I, Item 1, Risk Factors).

  We have set targets, dependent on the factors set forth below, to achieve a 20% return on equity in 2001 and to increase Capital One's 2001 earnings per share by approximately 30% over earnings per share for 2000. As discussed elsewhere in this report and below, Capital One's actual earnings are a function of our revenues (net interest income and non-interest income on our earning assets), consumer usage and payment patterns, credit quality of our earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

PRODUCT AND MARKET OPPORTUNITIES

  Our strategy for future growth has been, and is expected to continue to be, to apply our proprietary IBS to our lending and non-lending businesses. We will seek to identify new product opportunities and to make informed investment decisions regarding new and existing products. Our lending and other financial and non-financial products are subject to competitive pressures, which management anticipates will increase as these markets mature.

  LENDING. Lending includes credit card and other consumer lending products, such as automobile financing and unsecured installment lending. Credit card opportunities include, and are expected to continue to include, a wide variety of highly customized products with interest rates, credit lines and other features specifically tailored for numerous consumer segments. We expect continued growth across a broad spectrum of new and existing customized products, which are distinguished by a range of credit lines, pricing structures and other characteristics. For example, our low introductory and non-introductory rate products, which are marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of lower delinquencies and credit loss rates. On the other hand, certain other customized card products are characterized by lower credit lines, higher yields (including fees) and in some cases, higher delinquencies and credit loss rates. These products also involve higher operational costs but exhibit better response rates, less adverse selection, less attrition and a greater ability to reprice than traditional products. More importantly, as a whole, all of these customized products continue to have less volatile returns than traditional products in recent market conditions, based partly on our ability to diversify risk. Based in part on the success of this range of products and growth in the superprime and prime markets, we expect strong growth in our managed loan balances during 2001. We believe that we can continue to gain market share and to grow accounts and loan balances, despite our expectation that the credit card industry as a whole will begin experiencing slower growth.

  Partnership finance relationships have continued to grow through the first quarter of 2001. Our alliance with Kmart has generated more than two million customers since its launch in September 2000, and we recently launched a similar relationship with Carnival Cruise Lines. We anticipate entering into more alliances of this nature as opportunities arise.

  Capital One Auto Finance, Inc., our automobile finance subsidiary, offers loans, secured by automobiles, through dealer networks throughout the United States. As with our credit card business, we have applied IBS to our auto finance business by reinventing existing products and creating new products to optimize pricing, customer selection and risk diversification. As of the end of 2000, loans outstanding for Capital One Auto Finance had tripled since we acquired it in 1998. We anticipate loans outstanding for Capital One Auto Finance to continue to increase through 2001.

  Our internet services support our lending business and include account decisioning, real-time account numbering and account servicing. As of March 31, 2001, we were servicing approximately 2.8 million accounts online. We expect continued growth in the internet services portion of our business in 2001, provided that we can continue to limit fraud and safeguard our customers' privacy.

  We have expanded our existing operations outside of the United States and have experienced growth in the number of accounts and loan balances in our international business. To date, our principal operations outside of the United States have been in the United Kingdom, with additional operations in Canada, South Africa and France. In 2000 we established a bank in the United Kingdom with authority to conduct full-service operations to support the continued growth of our United Kingdom business and any future business in Europe. The number of accounts and loans outstanding in the United Kingdom experienced steady growth from the latter half of 2000 through the first quarter of 2001.
We anticipate this trend will continue through 2001. We anticipate entering and doing business in additional countries from time to time as opportunities arise.

  NON-LENDING. Our non-lending business consists primarily of our retail deposit-taking business. In addition, in 2000 we launched the CapitalOnePlace where we offer customers a variety of products available for purchase online, some of which are offered in partnership with other companies. Our internet services also support our retail deposit-taking business.

  We will continue to apply our IBS in an effort to balance the mix of credit card products with other financial and non-financial products and services to optimize profitability within the context of acceptable risk. We continually test new product offerings and pricing combinations, using IBS, to target different consumer groups. The number of tests we conduct has increased each year since 1994 and we expect further increases in 2001. Our growth through expansion and product diversification, however, will be affected by our ability to build internally or acquire the necessary operational and organizational infrastructure, recruit experienced personnel, fund these new businesses and manage expenses. Although we believe we have the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that our results of operations and financial condition in the future will reflect our historical financial performance.

MARKETING INVESTMENT

  We expect our 2001 marketing expenses to exceed the expense level in 2000, as we continue to invest in various credit card products and services, and other financial and non-financial products and services. We have also increased our focus on a brand marketing, or "brand awareness," strategy with the intent of building a branded franchise to support our IBS and mass customization strategies. We caution, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As our portfolio continues to grow, generating balances and accounts to offset attrition requires increasing amounts of marketing. Although we are one of the leading direct mail marketers in the credit card industry, and our overall credit card response rates remained fairly stable in the first quarter of 2001, increased mail volume throughout the industry indicates that competition has been accelerating. This intense competition in the credit card market has resulted in an industry-wide reduction in both credit card response rates and the productivity of marketing dollars invested in that line of business, both of which may affect us more significantly in the remainder of 2001. In addition, the cost to acquire new accounts varies across product lines and is expected to rise as we move beyond the domestic card business. With competition affecting the profitability of traditional card products, we have been allocating, and expect to continue to allocate, a greater portion of our marketing expense to other customized credit card products and other financial and non-financial products. We intend to continue a flexible approach in our allocation of marketing expenses. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit industry, general economic conditions affecting consumer credit performance, the asset quality of our portfolio and the identification of market opportunities across product lines that exceed our targeted rates of return on investment.

  The amount of marketing expense allocated to various products or businesses will influence the characteristics of our portfolio as various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. Due in part to an increase in our marketing efforts towards the prime and superprime markets, we currently expect continued strong loan growth in the remainder of 2001, but expect account growth, while remaining strong, to moderate compared to recent quarters. Actual growth, however, may vary significantly depending on our actual product mix and the level of attrition in our managed portfolio, which is primarily affected by competitive pressures. Also as a result of our increased focus on the prime and superprime markets, our net interest margin decreased during the first quarter of 2001. We expect this decrease to moderate through the remainder of 2001 due in part to the scheduled repricing of certain introductory-rate credit card products.

IMPACT OF DELINQUENCIES, CHARGE-OFFS AND ATTRITION

  Our earnings are particularly sensitive to delinquencies and charge-offs on our portfolio, and to the level of attrition resulting from competition in the credit card industry. As delinquency levels fluctuate, the resulting amount of past due and overlimit fees, which are significant sources of our revenue, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. Delinquencies and net charge-offs are impacted by general economic trends in consumer credit performance, including bankruptcies, the degree of seasoning of our portfolio and our product mix.

  As of March 31, 2001, we had the lowest net charge-off rate among the top ten credit card issuers in the United States. However, we expect delinquencies and charge-offs to increase in the latter half of 2001 due to general economic factors, the increase in consumer bankruptcy filings in the first quarter of 2001, and the continued seasoning of certain of our accounts. We caution that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Competition can affect our earnings by increasing attrition of our outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract profitable customers.

CAUTIONARY FACTORS

  The strategies and objectives outlined above, and the other forward-looking statements contained in this section, involve a number of risks and uncertainties. Capital One cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with our businesses; with respect to financial and other products, changes in our aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of our actual marketing expenses and attrition of accounts and loan balances; an increase in credit losses (including increases due to a worsening of general economic conditions); our ability to continue to securitize our credit cards and consumer loans and to otherwise access the capital markets at attractive rates and terms to fund our operations and future growth; difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services or expansion internationally; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general, including the flexibility of financial services companies to obtain, use and share consumer data; the amount of, and rate of growth in, our expenses (including salaries and associate benefits and marketing expenses) as our business develops or changes or as we expand into new market areas; the availability of capital necessary to fund our new businesses; our ability to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally; our ability to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the our SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2000 (Part I, Item 1, Risk Factors).

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The 2001 Annual Meeting of Stockholders was held April 26, 2001.
(b)  The following directors were elected at such meeting:

                    Nigel W. Morris
                    W. Ronald Dietz

     The following directors will also continue in their office after such meeting:

                    Richard D. Fairbank
                    Stanley I. Westreich
                    James A. Flick, Jr.
                    Patrick W. Gross
                    James V. Kimsey

(c)  The following matters were voted upon at such meeting:


ELECTION OF DIRECTORS                  VOTES FOR    VOTES WITHHELD
---------------------                 -----------   --------------

NIGEL W. MORRIS                       154,233,004       21,682,446
W. RONALD DIETZ                       174,199,590        1,715,861

ITEM                                   VOTES FOR    VOTES AGAINST     ABSTAIN
----                                  -----------   -------------    ---------

RATIFICATION OF THE SELECTION OF
ERNST & YOUNG LLP AS INDEPENDENT
AUDITORS OF THE COMPANY FOR 2001      169,254,228        5,107,208   1,554,015

          No other matter was voted upon at such meeting.


Item 6.  REPORTS ON FORM 8-K

(a)  Exhibits:  None

(b)  Reports on Form 8-K:
     The Company filed a Current Report on Form 8-K, dated January 17, 2001, Commission File No. 1-13300, enclosing its press release dated January 16, 2001.

     The Company filed a Current Report on Form 8-K, dated January 19, 2001, Commission File No. 1-13300, enclosing its press release dated January 19, 2001.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CAPITAL ONE FINANCIAL CORPORATION
                           ---------------------------------
                                     (Registrant)

Date:  May 11, 2001        /s/ David M. Willey
                           -------------------

                           David M. Willey
                           Executive Vice President and Chief Financial Officer (Chief Accounting Officer and duly authorized officer of the Registrant)