Form 10-Q
period 2001-06-30
CAPITAL ONE FINANCIAL CORP
filed 2001-08-14
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2001

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
Yes    X    No

As of July 31, 2001 there were 210,744,387 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION
FORM 10-Q
INDEX

June 30, 2001

PART I.     FINANCIAL INFORMATION

              Item 1.         Financial Statements (unaudited):

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Changes in Stockholders' Equity
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

              Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.     OTHER INFORMATION

              Item 6.         Exhibits and Reports on Form 8-K
                                    Signatures

Item 1.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data) (unaudited)
	June 30	December 31
	2001	2000

Assets:
Cash and due from banks	$134,918	$74,493
Federal funds sold and resale agreements	39,770	60,600
Interest-bearing deposits at other banks	62,050	101,614
Cash and cash equivalents	236,738	236,707
Securities available for sale	2,554,967	1,696,815
Consumer loans	16,326,617	15,112,712
Less: Allowance for loan losses	(647,000)	(527,000)
Net loans	15,679,617	14,585,712
Premises and equipment, net	729,525	664,461
Interest receivable	79,089	82,675
Accounts receivable from securitizations	1,708,055	1,143,902
Other	672,338	479,069
Total assets	$21,660,329	$18,889,341

Liabilities:
Interest-bearing deposits	$10,029,736	$8,379,025
Other borrowings	2,320,734	2,925,938
Senior notes	4,757,481	4,050,597
Interest payable	151,429	122,658
Other	1,659,412	1,448,609
Total liabilities	18,918,792	16,926,827

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 211,764,546 and 199,670,421 shares - issued as of June 30, 2001 and December 31, 2000, respectively	2,118	1,997
Paid-in capital, net	1,089,582	575,179
Retained earnings	1,759,089	1,471,106
Cumulative other comprehensive income (loss)	(63,621)	2,918
Less: Treasury stock, at cost; 1,182,396 and 2,301,476 shares as of June 30, 2001 and December 31, 2000, respectively	(45,631)	(88,686)
Total stockholders' equity	2,741,537	1,962,514
Total liabilities and stockholders' equity	$21,660,329	$18,889,341
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000

Interest Income:
Consumer loans, including fees	$620,866	$511,886	$1,238,755	$1,000,823
Securities available for sale	33,942	22,845	62,176	47,579
Other	2,408	1,776	6,158	3,552
Total interest income	657,216	536,507	1,307,089	1,051,954

Interest Expense:
Deposits	155,479	63,619	302,440	115,739
Other borrowings	43,825	46,914	87,725	88,368
Senior notes	87,842	62,016	171,135	130,392
Total interest expense	287,146	172,549	561,300	334,499
Net interest income	370,070	363,958	745,789	717,455
Provision for loan losses	202,900	151,010	453,514	277,535
Net interest income after provision for loan losses	167,170	212,948	292,275	439,920

Non-Interest Income:
Servicing and securitizations	572,591	282,640	1,116,382	553,398
Service charges and other customer-related fees	407,412	374,706	813,546	715,938
Interchange	93,673	53,461	168,524	96,531
Total non-interest income	1,073,676	710,807	2,098,452	1,365,867

Non-Interest Expense:
Salaries and associate benefits	342,076	236,618	667,792	471,454
Marketing	268,709	211,560	499,909	413,498
Communications and data processing	72,906	72,933	148,198	143,755
Supplies and equipment	74,780	58,167	148,383	110,441
Occupancy	31,349	27,250	62,651	52,542
Other	200,496	135,736	381,630	260,494
Total non-interest expense	990,316	742,264	1,908,563	1,452,184
Income before income taxes	250,530	181,491	482,164	353,603
Income taxes	95,203	68,966	183,224	134,369
Net income	$155,327	$112,525	$298,940	$219,234
Basic earnings per share	$0.74	$0.57	$1.44	$1.11
Diluted earnings per share	$0.70	$0.54	$1.36	$1.05
Dividends paid per share	$0.03	$0.03	$0.05	$0.05
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands, except per share data) (unaudited)
	Common Stock Shares Amount		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31,1999	199,670,421	$1,997	$613,590	$1,022,296	$(31,262)	$(91,014)	$1,515,607
Comprehensive income:
Net income				219,234			219,234
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $981					(1,601)		(1,601)
Foreign currency translation adjustments					(960)		(960)
Other comprehensive loss					(2,561)		(2,561)
Comprehensive income							216,673
Cash dividends - $.0533 per share				(10,337)			(10,337)
Purchases of treasury stock						(99,486)	(99,486)
Issuances of common stock			(1,299)			9,347	8,048
Exercise of stock options			(41,245)			48,447	7,202
Common stock issuable under incentive plan			5,083				5,083
Other items, net			2,786				2,786
Balance, June 30, 2000	199,670,421	$1,997	$578,915	$1,231,193	$(33,823)	$(132,706)	$1,645,576

Balance, December 31, 2000	199,670,421	$1,997	$ 575,179	$1,471,106	$2,918	$(88,686)	$1,962,514
Comprehensive income:
Net income				298,940			298,940
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $7,776					12,687		12,687
Foreign currency translation adjustments					(36,569)		(36,569)
Cumulative effect of change in accounting principle, net of income tax benefit of $16,685					(27,222)		(27,222)
Loss on cash flow hedging instruments, net of income tax benefit of $9,460					(15,435)		(15,435)
Other comprehensive loss					(66,539)		(66,539)
Comprehensive income							232,401
Cash dividends - $.0533 per share				(10,957)			(10,957)
Issuances of common stock	6,907,262	69	419,409			7,986	427,464
Exercise of stock options	5,186,863	52	93,658			35,069	128,779
Common stock issuable under incentive plan			582				582
Other items, net			754				754
Balance, June 30, 2001	211,764,546	$2,118	$1,089,582	$1,759,089	$(63,621)	$(45,631)	$2,741,537
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Six Months Ended
	June 30
	2001	2000

Operating Activities:
Net income	$298,940	$219,234
Adjustments to reconcile net income to cash used for operating activities:
Provision for loan losses	453,514	277,535
Depreciation and amortization, net	81,466	55,843
Stock compensation plans	582	5,083
Decrease in interest receivable	3,586	12,838
Increase in accounts receivable from securitizations	(551,185)	(642,973)
Increase in other assets	(151,706)	(96,846)
Increase (decrease) in interest payable	28,771	(19,912)
Increase in other liabilities	128,644	186,843
Net cash provided by operating activities	292,612	(2,355)

Investing Activities:
Purchases of securities available for sale	(1,873,894)	(150,062)
Proceeds from maturities of securities available for sale	773,908	66,423
Proceeds from sales of securities available for sale	249,258	432,046
Proceeds from securitization of consumer loans	4,399,990	616,511
Net increase in consumer loans	(6,120,741)	(2,412,433)
Recoveries of loans previously charged off	164,063	106,811
Additions of premises and equipment, net	(121,741)	(115,079)
Net cash used for investing activities	(2,529,157)	(1,455,783)

Financing Activities:
Net increase in interest-bearing deposits	1,650,711	1,505,118
Net decrease in other borrowings	(605,268)	(7,416)
Issuances of senior notes	1,241,995	994,176
Payments of senior notes	(535,731)	(998,638)
Dividends paid	(10,957)	(10,337)
Purchases of treasury stock		(99,486)
Net proceeds from issuances of common stock	427,464	10,247
Proceeds from exercise of stock options	68,362	7,202
Net cash provided by financing activities	2,236,576	1,400,866
Increase (decrease) in cash and cash equivalents	31	(57,272)
Cash and cash equivalents at beginning of period	236,707	246,497
Cash and cash equivalents at end of period	$236,738	$189,225
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2001
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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Note B: Significant Accounting Policies

Cash and Cash Equivalents

        Cash paid for interest for the six months ended June 30, 2001 and 2000 was $532,529 and $354,411, respectively. Cash paid for income taxes for the six months ended June 30, 2001 and 2000 was $70,274 and $152,500, respectively.

Securitizations

        On April 1, 2001, the Company adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", ("SFAS 140"), a replacement of SFAS 125, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS 140 did not have a material impact on the operations or financial position of the Company.

Segments

        The Company maintains two distinct business segments: lending and non-lending. Lending is the Company's only reportable business segment, based on the definitions provided in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Substantially all of the Company's reported assets, revenues and income are derived from the lending segment in all periods presented. All revenue is generated from external customers and is predominantly derived in the United States.

Note C: Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 in 2002 is not expected to have a material impact on the earnings and financial position of the Company. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Note D: Purchase of AmeriFee Corporation

        In May 2001, the Company acquired AmeriFee Corporation ("AmeriFee"). AmeriFee is a financial services firm based in Southborough, Massachusetts that provides financing solutions for consumers seeking elective medical and dental procedures. The acquisition was accounted for as a purchase business combination. The initial acquisition price for AmeriFee was $81,500, paid through approximately $64,500 of cash and approximately 257 shares of the Company's common stock. This purchase combination created approximately $80,000 in goodwill, which will be amortized on a straight-line basis over 20 years. The terms of the acquisition agreement provide for additional consideration to be paid annually if AmeriFee's results of operations exceed certain targeted levels over the next three years. The additional consideration, up to a maximum of $454,500, may be paid either in cash or with shares of the Company's common stock.

Note E: Comprehensive Income

        Comprehensive income for the three months ended June 30, 2001and 2000 was as follows:
	Three Months Ended
	June 30
	2001	2000
Comprehensive Income:
Net income	$155,327	$112,525
Other comprehensive income (loss)	25,785	(2,021)
Total comprehensive income	$181,112	$110,504

Note F: Earnings Per Share

        Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Numerator:
Net income	$155,327	$112,525	$298,940	$219,234
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	209,076	196,012	206,946	196,328
Effect of dilutive securities:
Stock options	12,107	12,621	12,535	12,343
Dilutive potential common shares	12,107	12,621	12,535	12,343
Denominator for diluted earnings per share -
Adjusted weighted-average shares	221,183	208,633	219,481	208,671
Basic earnings per share	$0.74	$0.57	$1.44	$1.11
Diluted earnings per share	$0.70	$0.54	$1.36	$1.05

Note G: Associate Stock Plans

        In May 2001, the Company's Board of Directors approved an amendment to the April 1999 stock option grant to senior management ("EntrepreneurGrant IV") that provides additional vesting criteria. Previously, all options under this grant were to vest on April 29, 2008, or earlier if the Company's common stock price reached a fair market value of at least $100 per share for at least ten trading days in any 30 day calendar period on or before June 15, 2002, or upon a change of control of the Company. Now, EntrepreneurGrant IV will also vest if the Company's common stock price reaches a fair market value of at least $120 per share or $144 per share for ten trading days within 30 calendar days prior to June 15, 2003 or June 15, 2004, respectively. In addition, 50% of the EntrepreneurGrant IV stock options held by middle management as of the grant date will vest on April 29, 2005, regardless of stock performance.

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

        During 1995, the Company and the Bank became involved in a purported class action suit relating to certain collection practices engaged in by Signet Bank and, subsequently, by the Bank. The complaint in this case alleges that Signet Bank and/or the Bank violated a variety of California state statutes and constitutional and common law duties by filing collection lawsuits, obtaining judgments, and pursuing garnishment proceedings in the Virginia state courts against defaulted credit card customers who were not residents of Virginia. This case was filed in the Superior Court of California in the County of Alameda, Southern Division, on behalf of a class of California residents. The complaint in this case seeks unspecified statutory damages, compensatory damages, punitive damages, restitution, attorneys' fees and costs, a permanent injunction and other equitable relief.

        In early 1997, the California court entered judgment in favor of the Bank on all of the plaintiffs' claims. The plaintiffs appealed the ruling to the California Court of Appeals. In early 1999, the Court of Appeals affirmed the trial court's ruling in favor of the Bank on six counts, but reversed the trial court's ruling on two counts of the plaintiffs' complaint. The California Supreme Court rejected the Bank's Petition for Review of the remaining two counts and remitted them to the trial court for further proceedings. In August 1999, the trial court denied without prejudice plaintiffs' motion to certify a class on the one remaining common law claim. In November 1999, the United States Supreme Court denied the Bank's writ of certiorari on the remaining two counts, declining to exercise its discretionary power to review these issues.

        Subsequently, the Bank moved for summary judgment on the two remaining counts and for a ruling that a class could not be certified in this case. The motion for summary judgment was granted in favor of the Bank on both counts, but the plaintiffs were granted leave to amend the complaint. Plaintiffs then filed an Amended Complaint, to which the Bank filed demurrers and motions to strike. In early 2001, the Bank's demurrer was granted by the court and plaintiff's Amended Complaint was dismissed with prejudice. Plaintiff filed a notice of appeal regarding this ruling, and briefing on appeal is ongoing.

        Because no specific measure of damages is demanded in the complaint of the California case and the trial court entered judgement in favor of the Bank relatively early in the case, an informed assessment of the ultimate outcome of this case cannot be made at this time. Management believes, however, that there are substantive defenses to this lawsuit and intends to defend it vigorously.

        In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Company and its subsidiaries.

        Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all the claims made against it in the lawsuits or that similar proceedings will not be brought. However, management believes that the Company has substantive defenses and intends to defend the actions vigorously.

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

Note I: Subsequent Events

In July 2001, the Bank issued $750,000 aggregate principal amount of three-year fixed rate senior bank notes under its global senior and subordinated bank note program.

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending products (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of June 30, 2001, the Company had 38.1 million customers and $35.3 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

        Net income for the three months ended June 30, 2001 of $155.3 million, or $0.70 per share, compares to net income of $112.5 million, or $.54 per share, for the same period in 2000. The increase in net income is primarily a result of an increase in asset and account volumes. Net interest income increased $6.1 million, or 2%, as the net interest margin decreased to 7.63% from 12.45% and average earning assets increased by 66%. The provision for loan losses increased $51.9 million, or 34%, as average reported loans increased by 66% and the reported net charge-off rate decreased 78 basis points, or 17%. Non-interest income increased $362.9 million, or 51%, primarily as a result of an increase in average accounts of 43%, a shift in the mix of the reported loan portfolio and an increase in the frequency of certain fees charged driven by increased purchase volume. Marketing expense increased $57.1 million, or 27%, to $268.7 million as the Company continues to invest in new product opportunities. Increases in salaries and associate benefits expense of $105.5 million, or 45%, and other non-interest expense (excluding marketing) of $190.9 million, or 36%, primarily resulted from increased staff and cost of operations, and the building of infrastructure to manage the growth in accounts and products offered. Each component is discussed in further detail in subsequent sections of this analysis.

        Net income for the six months ended June 30, 2001 was $298.9 million, or $1.36 per share, compared to $219.2 million, or $1.05 per share, for the same period in 2000. This 36% increase in net income primarily reflected the increases in asset and account volumes as discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

Managed Consumer Loan Portfolio

        The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adds back the effect of off-balance sheet consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

        The Company's managed consumer loan portfolio is comprised of reported and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with SFAS 140, and are not assets of the Company. Therefore, those loans are not shown on the balance sheet. The Company adopted the accounting provisions of SFAS 140 for various transfers of consumer loans that occurred during the three month period ended June 30, 2001. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures; however, most of the provisions of SFAS 125 have been carried forward without amendment. Accordingly, the Company has modified or implemented several of its securitization trust agreements, and may modify or implement others, to meet the new requirements to continue recognizing transfers of consumer loans to special-purpose entities as sales. The adoption of SFAS 140 did not have a material effect on the results of the Company's operations.

Table 1 summarizes the Company's managed consumer loan portfolio.

Table 1 - Managed Consumer Loan Portfolio
	Three Months Ended
	June 30
(in thousands)	2001	2000
Period-End Balances:
Reported consumer loans	$16,326,617	$11,382,780
Off-balance sheet consumer loans	18,956,199	10,499,775
Total managed consumer loan portfolio	$35,282,816	$21,882,555

Average Balances:
Reported consumer loans	$16,665,584	$10,028,330
Off-balance sheet consumer loans	16,774,106	10,886,795
Total average managed consumer loan portfolio	$33,439,690	$20,915,125

	Six Months Ended
	June 30
(in thousands)	2001	2000
Average Balances:
Reported consumer loans	$16,090,458	$9,866,632
Off-balance sheet consumer loans	15,890,217	10,681,618
Total average managed consumer loan portfolio	$31,980,675	$20,548,250

        The Company actively engages in consumer loan securitization transactions. Securitization involves the transfer by the Company of a pool of loan receivables to an entity created for securitizations, generally a trust or other special purpose entity (the "trusts"). The credit quality of the receivables is supported by credit enhancements, which may be in various forms including a letter of credit, a cash collateral guaranty or account, or a subordinated interest in the receivables in the pool. Securities representing debt or beneficial interests in the receivables are sold to the public through an underwritten offering or to private investors in private placement transactions. The Company receives the proceeds of the sale. The Company retains an interest in the trusts ("seller's interest") equal to the amount of the receivables transferred to the trust in excess of the principal balance of the securities outstanding. For revolving securitizations, the Company's interest in the trusts varies as the amount of the excess receivables in the trusts fluctuates as the accountholders make principal payments and incur new charges on the selected accounts. A securitization of amortizing assets, such as auto loans, generally does not include a seller's interest. A securitization may result in the removal of the receivables, other than any applicable seller's interest, from the Company's balance sheet for financial and regulatory accounting purposes.

        The Company's relationship with its customers is not affected by the securitization. The Company acts as a servicing agent and receives a fee.

        Collections received from securitized receivables are used to pay interest to security holders, servicing and other fees, and are available to absorb the investors' share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted to the Company, as described in Servicing and Securitizations Income. For amortizing securitizations, amounts in excess of the amount that is used to pay interest, fees and principal are generally remitted to the Company, but may be paid to security holders in further reduction of their outstanding principal as described below.

        Security holders in the Company's revolving securitization programs are generally entitled to receive principal payments either through monthly payments during an amortization period or in one lump sum after an accumulation period. Amortization may begin sooner in certain circumstances, including if the annualized portfolio yield (consisting, generally, of interest and fees) for a three-month period drops below the sum of the security rate payable to investors, loan servicing fees and net credit losses during the period.

        In a revolving securitization, prior to the commencement of the amortization or accumulation period, all principal payments received on the trusts' receivables are reinvested in new receivables to maintain the principal balance of securities. During the amortization period, the investors' share of principal payments is paid to the security holders until they are paid in full. During the accumulation period, the investors' share of principal payments is paid into a principal funding account designed to accumulate amounts so that the securities can be paid in full on the expected final payment date.

        In an amortizing securitization, principal payments received in a given month and principal losses covered by other collections are paid to the security holders as a principal reduction on the related distribution date. In certain circumstances, where delinquencies or defaults exceed certain prescribed levels, excess amounts of collections may be used to pay additional principal to the security holders.

        Table 2 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

Table 2 - Operating Data and Ratios
	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2001	2000	2001	2000
Reported:
Average earning assets	$19,406,290	$11,694,459	$18,702,143	$11,626,081
Net interest margin(1)	7.63%	12.45%	7.98%	12.34%
Loan yield	14.90	20.42	15.40	20.29
Managed:
Average earning assets	$36,180,396	$22,581,254	$34,592,360	$22,307,699
Net interest margin(1)	9.11%	10.88%	9.15%	11.06%
Loan yield	15.64	17.94	15.90	18.00
(1) Net interest margin is equal to net interest income divided by average earning assets.

Risk Adjusted Revenue and Margin

        The Company's products are designed with the objective of maximizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the managed portfolio. Risk adjusted revenue is defined as net interest income and non-interest income less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average earning assets. These measures consider not only the loan yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in these differing products.

        The Company markets its card products to specific consumer populations. The terms of each card product are actively managed to achieve a balance between risk and expected performance, while obtaining the expected return. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the consumer's performance. In addition, since 1998, the Company has aggressively marketed low non-introductory rate cards to consumers with the best established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited the Company's customers with similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on the Company's pricing strategies.

        By applying its IBS and in response to dynamic competitive pressures, the Company also targets a significant amount of its marketing expense to other credit card product opportunities. Examples of such products include secured cards, lifestyle cards, co-branded cards, student cards and other cards targeted to certain markets which the Company feels are underserved by the Company's competitors. These products do not have a significant, immediate impact on managed loan balances; rather, they typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include membership fees and higher annual finance charge rates. The profile of the consumers targeted for these products, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the low non-introductory rate products.

        Table 3 provides income statement data and ratios for the Company's managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

Table 3 - Managed Risk Adjusted Revenue
	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2001	2000	2001	2000
Managed Income Statement:
Net interest income	$823,701	$614,352	$1,583,009	$1,233,206
Non-interest income	796,273	554,425	1,543,369	1,043,722
Net charge-offs	(332,815)	(207,643)	(618,765)	(402,919)
Risk adjusted revenue	$1,287,159	$961,134	$2,507,613	$1,874,009
Ratios(1):
Net interest margin	9.11%	10.88%	9.15%	11.06%
Non-interest income	8.80	9.82	8.92	9.36
Net charge-offs	(3.68)	(3.67)	(3.57)	(3.62)
Risk adjusted margin	14.23%	17.03%	14.50%	16.80%
(1)As a percentage of average managed earning assets.

Net Interest Income

        Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, other borrowings and borrowings from senior notes.

        Reported net interest income for the three months ended June 30, 2001 was $370.1 million, compared to $364.0 million for the same period in the prior year, representing an increase of $6.1 million, or 2%. For the six months ended June 30, 2001, net interest income was $745.8 million compared to $717.5 million for the same period in 2000, representing an increase of $28.3 million, or 4%. Net interest margin decreased 482 and 437 basis points for the three and six months ended June 30, 2001, respectively, compared to the same periods in the prior year. These decreases in net interest margin were primarily a result of the decreases in the yield on earning assets of 480 and 412 basis points for the three and six months ended June 30, 2001, respectively, to 13.55% from 18.35% and to 13.98% from 18.10%, as compared to the same periods in the prior year. The decrease in the yield on earning assets was primarily attributable to a decrease in the yield on consumer loans. The yield on consumer loans decreased 552 and 489 basis points for the three and six months ended June 30,2001, respectively, as a result of a shift in the mix of the reported portfolio toward a greater composition of lower yielding, higher credit quality loans as compared to the same periods in the prior year. These lower yields on the portfolio, combined with the 66% and 63% increase in the consumer loan portfolio for the three and six months ended June 30, 2001, respectively, resulted in the 2% and 4% increases in reported net interest income for the same periods.

        Managed net interest income increased $209.3 million and $349.8 million, or 34% and 28%, for the three and six months ended June 30, 2001, respectively, compared to the same periods in the prior year. The increases in managed net interest income resulted from the combination of an increase of 60% and 55% in managed average earning assets and a decrease in managed net interest margin of 177 and 191 basis points to 9.11% and 9.15% for the three and six months ended June 30, 2001, respectively. The decreases in managed net interest margin results primarily from a decrease in the managed loan yield of 13% and 12%, for the three and six months ended June 30, 2001, respectively, from the same periods in the prior year. This decrease is a result of the shift in the mix of the managed portfolio toward a greater composition of lower yielding, higher credit quality loans, as well as an increase in low introductory rate balances as compared to the prior year.

        Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 2001 and 2000.

        Table 4 - Statements of Average Balances, Income and Expense, Yields and Rates
	Three Months Ended June 30
	2001			2000
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets
Consumer loans(1)	$16,665,584	$620,866	14.90%	$10,028,330	$511,886	20.42%
Securities available for sale	2,344,047	33,942	5.79	1,519,369	22,845	6.01
Other	396,659	2,408	2.43	146,760	1,776	4.84
Total earning assets	19,406,290	$657,216	13.55%	11,694,459	$536,507	18.35%
Cash and due from banks	162,501			91,330
Allowance for loan losses	(605,333)			(377,833)
Premises and equipment, net	734,120			537,187
Other	2,380,949			1,751,490
Total assets	$22,078,527			$13,696,633
Liabilities and Equity:
Interest-bearing liabilities
Deposits	$ 9,685,882	$ 155,479	6.42%	$ 4,495,242	$ 63,619	5.66%
Other borrowings	2,915,245	43,825	6.01	2,687,569	46,914	6.98
Senior notes	4,899,045	87,842	7.17	3,659,603	62,016	6.78
Total interest-bearing liabilities	17,500,172	$287,146	6.56%	10,842,414	$172,549	6.37%
Other	1,970,655			1,227,904
Total liabilities	19,470,827			12,070,318
Equity	2,607,700			1,626,315
Total liabilities and equity	$22,078,527			$13,696,633
Net interest spread			6.99%			11.98%
Interest income to average earning assets			13.55%			18.35%
Interest expense to average earning assets			5.92			5.90
Net interest margin			7.63%			12.45%
(1) Interest income includes past-due fees of approximately $175,971 and $184,589 for the three months ended June 30, 2001 and 2000, respectively.

	Six Months Ended June 30
	2001			2000
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets
Consumer loans(1)	$16,090,458	$1,238,755	15.40%	$9,866,632	$1,000,823	20.29%
Securities available for sale	2,129,892	62,176	5.84	1,600,453	47,579	5.95
Other	481,793	6,158	2.56	158,996	3,552	4.47
Total earning assets	18,702,143	$1,307,089	13.98%	11,626,081	$1,051,954	18.10%
Cash and due from banks	151,663			91,146
Allowance for loan losses	(582,000)			(367,833)
Premises and equipment, net	720,720			516,894
Other	2,220,784			1,494,304
Total assets	$21,213,310			$13,360,592
Liabilities and Equity:
Interest-bearing liabilities
Deposits	$9,343,052	$302,440	6.47%	$4,194,746	$115,739	5.52%
Other borrowings	2,680,029	87,725	6.55	2,596,147	88,368	6.81
Senior notes	4,789,358	171,135	7.15	3,839,544	130,392	6.79
Total interest-bearing liabilities	16,812,439	$561,300	6.68%	10,630,437	$334,499	6.29%
Other	1,922,609			1,133,546
Total liabilities	18,735,048			11,763,983
Equity	2,478,262			1,596,609
Total liabilities and equity	$21,213,310			$13,360,592
Net interest spread			7.30%			11.81%
Interest income to average earning assets			13.98%			18.10%
Interest expense to average earning assets			6.00			5.76
Net interest margin			7.98%			12.34%
(1) Interest income includes past-due fees of approximately $364,408 and $347,364 for the six months ended June 30, 2001 and 2000, respectively.

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

Table 5 - Interest Variance Analysis
	Three Months Ended			Six Months Ended
	June 30, 2001 vs. 2000			June 30, 2001 vs. 2000
	Increase	Change due to(1)		Increase	Change due to(1)
(in thousands)	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate

Interest Income:
Consumer loans	$108,980	$863,013	$(754,033)	$237,932	$870,286	$(632,354)
Securities available for sale	11,097	16,714	(5,617)	14,597	17,098	(2,501)
Other	632	5,966	(5,334)	2,606	7,173	(4,567)
Total interest income	120,709	890,756	(770,047)	255,135	882,706	(627,571)

Interest Expense:
Deposits	91,860	82,294	9,566	186,701	163,611	23,090
Other borrowings	(3,089)	18,573	(21,662)	(643)	5,904	(6,547)
Senior notes	25,826	22,045	3,781	40,743	33,646	7,097
Total interest expense	114,597	109,083	5,514	226,801	205,265	21,536
Net interest income(1)	$6,112	$714,251	$(708,139)	$28,334	$660,017	$(631,683)

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table.  The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

        In accordance with SFAS 140, the Company records gains or losses on the securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Retained interests in securitized assets include "interest only" ("I/O") strips, retained subordinated interests in the transferred receivables and cash collateral accounts. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivable and are included in servicing and securitization income. This excess cash flow essentially represents an I/O strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to securityholders, estimated contractual servicing fees and credit losses. However, exposure to credit losses on the securitized loans is contractually limited to the retained interests.

        Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization transactions, as well as gains and losses recognized as a result of the securitization transactions. Servicing and securitizations income increased $290.0 million, or 103% to $572.6 million for the three months ended June 30, 2001, from $282.6 million in the same period in the prior year. Servicing and securitizations income increased $563.0 million, or 102% to $1.1 billion for the six months ended June 30, 2001, from $553.4 million in the same period in the prior year. These increases were primarily due to increased securitization volume and a shift in the mix of the off-balance sheet portfolio.

        Certain estimates inherent in the determination of the fair value of the I/O strip are influenced by factors outside the Company's control, and as a result, such estimates could materially change in the near term. Any future gains that may be recognized in accordance with SFAS 140 will be dependent on the timing and amount of future securitizations. The Company intends to continuously assess the performance of new and existing securitization transactions as estimates of future cash flows change.

Other Non-Interest Income

        Interchange income increased to $93.7 million and $168.5 million, or 75%, and 75%, for the three and six months ended June 30, 2001, respectively, compared to $53.5 million and $96.5 million for the same periods in the prior year. These increases are primarily attributable to increased purchase volume and new account growth for the three and six months ended June 30, 2001. Service charges and other customer-related fees increased $32.7 million and $97.6 million, or 9%, and 14% to $407.4 million and $813.5 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in the prior year. These increases were primarily due to the increase in average accounts of 43% for both the three and six months ended June 30, 2001, respectively, compared to the same periods in the prior year, offset by the shift in the mix of the reported loan portfolio toward a greater composition of lower fee-generating loans.

Non-Interest Expense

        Non-interest expense for the three and six months ended June 30, 2001 was $990.3 million and $1.9 billion, respectively, an increase of 33% and 31% over $742.3 million and $1.5 billion, respectively, for the same periods in the prior year. Contributing to the increase in non-interest expense for the three and six months ended June 30, 2001 was salaries and associate benefits expense which increased $105.5 million, or 45%, and $196.3 million, or 42%, respectively. Marketing expense increased $57.1 million and $86.4 million, or 27% and 21%, to $268.7 million and $499.9 million for the three and six months ended June 30, 2001, respectively, as the Company continued to invest in new and existing product opportunities. All other non-interest expenses increased $85.4 million and $173.7 million, or 29% and 31%, to $379.5 million and $740.9 million for the three and six months ended June 30, 2001, respectively, from $294.1 million and $567.2 million for the same periods in the prior year. These increases were primarily a result of a 43% increase in the average number of accounts for both the three and six months ended June 30, 2001, as compared to the same periods in the prior year, as well as the Company's continued exploration and testing of new products and markets.

Income Taxes

        The Company's effective income tax rate was 38% for the three months ended June 30, 2001 and 2000 and includes both state and federal income tax components.

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

Delinquencies

        Table 6 shows the Company's consumer loan delinquency trends for the periods presented on a reported and managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. Delinquencies not only have the potential to impact earnings if the account charges off, they also result in additional costs in terms of the personnel and other resources dedicated to resolving the delinquencies.

Table 6 - Delinquencies
	June 30, 2001		June 30, 2000
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$16,326,617	100.00%	$11,382,780	100.00%
Loans delinquent:
30-59 days	359,488	2.20	299,055	2.63
60-89 days	189,940	1.16	172,491	1.52
90 or more days	273,939	1.68	304,286	2.67
Total	$823,367	5.04%	$775,832	6.82%

Managed:
Loans outstanding
Loans delinquent:	$35,282,816	100.00%	$21,882,555	100.00%
30-59 days	691,442	1.96	457,586	2.09
60-89 days	406,320	1.15	263,988	1.21
90 or more days	637,494	1.81	449,498	2.05
Total	$1,735,256	4.92%	$1,171,072	5.35%

        The 30-plus day delinquency rate for the reported consumer loan portfolio was 5.04% as of June 30, 2001, down 178 basis points from 6.82% as of June 30, 2000, and up 24 basis points from 4.80% as of March 31, 2001. The 30-plus day delinquency rate for the managed consumer loan portfolio was 4.92% as of June 30, 2001, down 43 basis points from 5.35% as of June 30, 2000 and up 20 basis points from 4.72% as of March 31, 2001. Both reported and managed consumer loan delinquency rate decreases as of June 30, 2001 as compared to June 30, 2000 principally reflected a shift in the managed portfolio toward a greater composition of accounts with more established credit profiles, as well as enhanced customer payment patterns.

Net Charge-Offs

        Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

Table 7 - Net Charge-Offs
	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2001	2000	2001	2000
Reported:
Average loans outstanding	$16,665,584	$10,028,330	$16,090,458	$9,866,632
Net charge-offs	156,586	113,746	336,627	209,415
Net charge-offs as a percentage of
Average loans outstanding	3.76%	4.54%	4.18%	4.24%
Managed:
Average loans outstanding	$33,439,690	$20,915,125	$31,980,675	$20,548,250
Net charge-offs	332,815	207,643	618,765	402,919
Net charge-offs as a percentage of
Average loans outstanding	3.98%	3.97%	3.87%	3.92%

        Net charge-offs of managed loans increased $125.2 million, or 60%, while average managed consumer loans grew 60% for the three months ended June 30, 2001, compared to the same period in the prior year. Net charge-offs of managed loans increased $215.8 million, or 54%, while average managed consumer loans grew 56% for the six months ended June 30, 2001, compared to the same period in the prior year. For the three and six months ended June 30, 2001, the Company's net charge-offs as a percentage of average managed loans outstanding were 3.98% and 3.87%, respectively, compared to 3.97% and 3.92% for the same periods in the prior year.

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

Table 8 - Summary of Allowance for Loan Losses
	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2001	2000	2001	2000

Balance at beginning of period	$597,000	$372,000	$527,000	$342,000
Provision for loan losses	202,900	151,010	453,514	277,535
Other	3,686	(2,264)	3,113	(3,120)
Charge-offs	(238,574)	(168,572)	(500,690)	(316,226)
Recoveries	81,988	54,826	164,063	106,811
Net charge-offs	(156,586)	(113,746)	(336,627)	(209,415)
Balance at end of period	$647,000	$407,000	$647,000	$407,000
Allowance for loan losses to loans at period-end	3.96%	3.58%	3.96%	3.58%

        For the three and six months ended June 30, 2001, the provision for loan losses increased to $202.9 million and $453.5 million, or 34% and 63%, respectively, from $151.0 million and $277.5 million for the comparable periods in the prior year. This increase is primarily a result of the 38% increase in the dollar amount of net charge-offs, as well as the 66% increase in reported loans from June 30, 2000 to June 30, 2001.

Funding

        The Company has established access to a variety of funding alternatives, in addition to securitization of its consumer loans. In June 2000, the Company established a $5.0 billion global senior and subordinated bank note program, of which $2.2 billion was outstanding as of June 30, 2001 with original terms of three to five years. In July 2001, the Company issued a $750 million three-year fixed rate senior bank note under the global bank note program. The Company has historically issued senior unsecured debt of the Bank through its $8.0 billion domestic bank note program, of which $2.0 billion was outstanding as of June 30, 2001, with original terms of one to ten years. The Company did not renew such program and it is no longer available for future issuances. Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies allowing the Bank to borrow from both U.S. and non-U. S. lenders, including two committed revolving credit facilities offering foreign currency funding options. The Company did not renew its $1.0 billion Euro Medium Term Note program. As of June 30, 2001, the Company had no outstandings under such program and it is no longer available for future issuances. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translation.

        In August 2000, the Bank entered into a multicurrency revolving credit facility (the "Multicurrency Facility"). The Multicurrency Facility is intended to finance the Bank's business in the United Kingdom and was comprised of two Tranches, each in the amount of Euro 300 million ($270.8 million equivalent based on the exchange rate at closing). The Tranche A facility was intended for general corporate purposes and terminated on August 9, 2001. The Tranche B facility replaced and extended the Corporation's prior credit facility for U.K. pounds sterling and Canadian dollars, which matured on August 29, 2000. The Tranche B facility terminates August 9, 2004. The Corporation serves as guarantor of all borrowings under the Multicurrency Facility. In October 2000, the Bank's subsidiary, Capital One Bank (Europe) plc, replaced the Bank as a borrower under the Bank's guarantee.

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

        The Corporation has a shelf registration statement under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities, consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The available amount of securities registered is limited to $587.2 million aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as shall be designated by the Corporation. As of June 30, 2001, the Corporation had existing unsecured senior debt outstanding of $550 million, including $125 million maturing in 2003, $225 million maturing in 2006, and $200 million maturing in 2008. Additionally, the Corporation has $412.8 million outstanding related to the issuance of 6,750,390 shares of common stock in a public offering under the shelf registration statement used for general corporate purposes.

        Table 9 shows the Company's unsecured funding availability and outstandings as of June 30, 2001.

Table 9 - Funding Availability
	June 30, 2001
(dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability(1)	Outstanding	Final Maturity(4)

Senior global bank note program	6/00	$5,000	$2,237	-
Senior domestic bank note program(2)	4/97	8,000	1,971	-
Multicurrency credit facility	8/00	542		8/04
Domestic revolving credit facility	5/99	1,200		5/03
Corporation Shelf Registration	8/99	1,550	962	-
Capital Securities(3)	1/97	100	99	2/27
  All funding sources are revolving except for the Corporation Shelf Registration and the Capital Securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
  Included availability to issue up to $200 million of subordinated bank notes, none outstanding as of June 30, 2001. This facility is no longer available for issuances.
  Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
  Maturity date refers to the date the facility terminates, where applicable.

        The Company's other borrowings portfolio consists of $1.6 billion in borrowings maturing within one year and $720.8 million in borrowings maturing after one year.

        The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, as well as to develop customized account management programs. As of June 30, 2001, the Company had $10.0 billion in interest-bearing deposits, with original maturities of up to ten years.

        Table 10 shows the maturation of certificates of deposit in denominations of $100,000 or greater ("large denomination CDs") as of June 30, 2001.

Table 10 - Maturities of Large Denomination Certificates-$100,000 or More
	June 30, 2001
(dollars in thousands)	Balance	Percent

Three months or less	$711,735	16.72%
Over 3 through 6 months	567,635	13.34
Over 6 through 12 months	686,862	16.14
Over 12 months through 10 years	2,289,635	53.80
Total	$4,255,867	100.00%

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

        As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of June 30, 2001, the Company held $2.8 billion in such securities.

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

        The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of June 30, 2001, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank's capital category.

Table 11 - Regulatory Capital Ratios
	Ratios	Minimum for Capital Adequacy Purposes	To Be "Well-Capitalized" Under Prompt Corrective Action Provisions

June 30, 2001
Capital One Bank
Tier 1 Capital	11.25%	4.00%	6.00%
Total Capital	13.35	8.00	10.00
Tier 1 Leverage	10.69	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	9.19%	4.00%	6.00%
Total Capital	11.54	8.00	10.00
Tier 1 Leverage	8.28	4.00	5.00

June 30, 2000
Capital One Bank
Tier 1 Capital	9.16%	4.00%	6.00%
Total Capital	11.39	8.00	10.00
Tier 1 Leverage	10.64	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	9.96%	4.00%	6.00%
Total Capital	11.56	8.00	10.00
Tier 1 Leverage	7.02	4.00	5.00

        In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of June 30, 2001, the Company's Tier 1 leverage ratio was 12.44%.

        Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of June 30, 2001, retained earnings of the Bank and the Savings Bank of $542 million and $79.7 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the Federal Reserve and the OTS. The Savings Bank, however, is required to give the OTS at least 30 days' advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

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

        The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 1.96% below the mean managed net interest income of the distribution. As of June 30, 2001, the Company was in compliance with the policy; more than 99% of the outcomes generated by the model produced a managed net interest income of no more than 0.25% below the mean outcome. The interest rate scenarios evaluated as of June 30, 2001, included scenarios in which short-term interest rates rose by over 400 basis points or fell by as much as 150 basis points over twelve months.

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

        Lending. Lending includes credit card and other consumer lending products, such as automobile financing and unsecured installment lending. Credit card opportunities include, and are expected to continue to include, a wide variety of highly customized products with interest rates, credit lines and other features specifically tailored for numerous consumer segments. We expect continued growth across a broad spectrum of new and existing customized products, which are distinguished by a range of credit lines, pricing structures and other characteristics. For example, our low introductory and non-introductory rate products, which are marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of lower delinquencies and credit loss rates. On the other hand, certain other customized card products are characterized by lower credit lines, higher yields (including fees) and, in some cases, higher delinquencies and credit loss rates. These products also involve higher operational costs but exhibit better response rates, less adverse selection, less attrition and a greater ability to reprice than traditional products. More importantly, as a whole, all of these customized products continue to have less volatile returns than traditional products in recent market conditions, based partly on our ability to diversify risk. Based in part on the success of this range of products and growth in the superprime and prime markets, we expect strong growth in our managed loan balances during 2001. We believe that we can continue to gain market share and to grow accounts and loan balances, despite our expectation that the credit card industry as a whole will begin experiencing slower growth.

        Partnership finance relationships have continued to grow through the second quarter of 2001. Our alliance with Kmart has generated more than two million customers since its launch in September 2000, and we recently launched a similar relationship with Carnival Cruise Lines. We anticipate entering into more alliances of this nature as opportunities arise to utilize our IBS strategy to originate accounts through partnering relationships.

        Capital One Auto Finance, Inc., our automobile finance subsidiary, offers loans, secured by automobiles, through dealer networks throughout the United States. As with our credit card business, we have applied IBS to our auto finance business by reinventing existing products and creating new products to optimize pricing, customer selection, and to implement our conservative risk management strategy.risk diversification. As of the end of 2000, loans outstanding for Capital One Auto Finance had tripled since we acquired it in 1998. We anticipate loans outstanding for Capital One Auto Finance to continue to increase through 2001.

        In May 2001 we acquired AmeriFee, Inc., an originator of consumer loans for elective medical procedures, as a new component of our installment lending business.

        Our internet services support our lending business and include account decisioning, real-time account numbering and account servicing. We expect continued contributions from the internet services portion of our business in 2001, provided that we can continue to limit fraud and safeguard our customers' privacy.

        We have expanded our existing operations outside of the United States and have experienced growth in the number of accounts and loan balances in our international business. To date, our principal operations outside of the United States have been in the United Kingdom, with additional operations in Canada, South Africa and France. We have established a bank in the United Kingdom with authority to conduct full-service operations to support the continued growth of our United Kingdom business and any future business in Europe. We anticipate entering and doing business in additional countries from time to time as opportunities arise.

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

Marketing Investment

        We expect our 2001 marketing expenses to exceed the marketing expense level in 2000, as we continue to invest marketing funds in various credit card products and services, and other financial and non-financial products and services. Our marketing expenditures reached their highest level to date in the second quarter of 2001, with a continued focus on the prime and superprime segments.

        We also plan to continue our focus on a brand marketing, or "brand awareness," strategy with the intent of building a branded franchise to support our IBS and mass customization strategies. We caution, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As our portfolio continues to grow, generating balances and accounts to offset attrition requires increasing amounts of marketing. Although we are one of the leading direct mail marketers in the credit card industry, increased mail volume throughout the industry indicates that competition in customer mailings is at a record level. This intense competition in the credit card market has resulted in an industry-wide reduction in both credit card response rates and the productivity of marketing dollars invested in that line of business, both of which may affect us more significantly in the remainder of 2001. In addition, the cost to acquire new accounts varies across product lines and is expected to rise as we move beyond the domestic card business. With competition affecting the profitability of traditional card products, we have been allocating, and expect to continue to allocate, a greater portion of our marketing expense to other customized credit card products and other financial and non-financial products. We intend to continue a flexible approach in our allocation of marketing expenses. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit industry, general economic conditions affecting consumer credit performance, the asset quality of our portfolio and the identification of market opportunities across product lines that exceed our targeted rates of return on investment.

        The amount of marketing expense allocated to various products or businesses will influence the characteristics of our portfolio as various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. Due in part to an increase in our marketing efforts towards the prime and superprime markets, we currently expect continued strong loan growth in the remainder of 2001, but expect account growth, while remaining strong, to moderate compared to recent quarters. Actual growth, however, may vary significantly depending on our actual product mix and the level of attrition in our managed portfolio, which is primarily affected by competitive pressures. Also as a result of our increased focus on the prime and superprime markets, our net interest margin decreased during the first quarter of 2001. We expect net interest margin to remain stable or increase through the remainder of 2001, due in part to the scheduled repricing of certain introductory-rate credit card products as well as other shifts in our asset mix.

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

        As of June 30, 2001, we had the lowest net charge-off rate among the top ten credit card issuers in the United States. However, we expect delinquencies and charge-offs to increase in the latter half of 2001, primarily due to the continued seasoning of accounts originated in the fourth quarter of 2000 as well as general economic factors. We caution that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Competition can affect our earnings by increasing attrition of our outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract profitable customers.

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

Part II Other Information

Item 6. Reports on Form 8-K

(a)  Exhibits: None

(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K, dated April 17, 2001, Commission File No. 1-13300, enclosing its press release dated April 17, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: August 13, 2001

/s/ David M. Willey

David M. Willey
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer and duly authorized officer of the Registrant)