Form 10-Q
period 2001-09-30
CAPITAL ONE FINANCIAL CORP
filed 2001-11-14
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES          EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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
(State or other jurisdiction of incorporation or organization)                                                       (I.R.S. Employer Identification No.)

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
Yes    X    No

As of October 31, 2001 there were 214,871,719 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION
FORM 10-Q
INDEX

September 30, 2001

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
                         Notes to Condensed Consolidated Financial Statements

                                                 Item 2.         Management's Discussion and Analysis of Financial Condition and Results of                                                                       Operations

PART II.    OTHER INFORMATION

                                                  Item 6.         Exhibits and Reports on Form 8-K

                                                                       Signatures

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

	September 30	December 31
	2001	2000
Assets:
Cash and due from banks	$64,884	$74,493
Federal funds sold and resale agreements	365,652	60,600
Interest-bearing deposits at other banks	102,094	101,614
Cash and cash equivalents	532,630	236,707
Securities available for sale	2,707,564	1,696,815
Consumer loans	17,479,715	15,112,712
Less: Allowance for loan losses	(727,000)	(527,000)
Net loans	16,752,715	14,585,712
Premises and equipment, net	740,144	664,461
Interest receivable	108,868	82,675
Accounts receivable from securitizations	1,949,361	1,143,902
Other	722,155	479,069
Total assets	$23,513,437	$18,889,341

Liabilities:
Interest-bearing deposits	$11,075,499	$8,379,025
Other borrowings	1,810,208	2,925,938
Senior notes	5,462,025	4,050,597
Interest payable	148,931	122,658
Other	2,033,481	1,448,609
Total liabilities	20,530,144	16,926,827

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 212,131,294 and 199,670,421 shares issued as of September 30, 2001 and December 31, 2000, respectively	2,121	1,997
Paid-in capital, net	1,154,211	575,179
Retained earnings	1,918,876	1,471,106
Cumulative other comprehensive income (loss)	(46,356)	2,918
Less: Treasury stock, at cost; 1,180,256 and 2,301,476 shares as of September 30, 2001 and December 31, 2000, respectively	(45,559)	(88,686)
Total stockholders' equity	2,983,293	1,962,514
Total liabilities and stockholders' equity	$23,513,437	$18,889,341
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

Interest Income:
Consumer loans, including fees	$667,335	$606,872	$1,906,090	$1,607,695
Securities available for sale	37,032	23,367	99,208	70,946
Other	18,323	1,474	24,481	5,026
Total interest income	722,690	631,713	2,029,779	1,683,667

Interest Expense:
Deposits	161,411	90,197	463,851	205,936
Other borrowings	43,233	55,967	130,958	144,335
Senior notes	90,225	72,679	261,360	203,071
Total interest expense	294,869	218,843	856,169	553,342
Net interest income	427,821	412,870	1,173,610	1,130,325
Provision for loan losses	230,433	193,409	683,947	470,944
Net interest income after provision for loan losses	197,388	219,461	489,663	659,381

Non-Interest Income:
Servicing and securitizations	618,633	307,343	1,735,015	860,741
Service charges and other customer-related fees	428,855	424,087	1,242,401	1,140,025
Interchange	96,702	65,039	265,226	161,570
Total non-interest income	1,144,190	796,469	3,242,642	2,162,336

Non-Interest Expense:
Salaries and associate benefits	349,487	264,171	1,017,279	735,625
Marketing	281,910	233,188	781,819	646,686
Communications and data processing	92,735	78,064	240,933	221,819
Supplies and equipment	77,497	66,325	225,880	176,766
Occupancy	32,151	30,721	94,802	83,263
Other	241,117	146,488	622,747	406,982
Total non-interest expense	1,074,897	818,957	2,983,460	2,271,141
Income before income taxes	266,681	196,973	748,845	550,576
Income taxes	101,337	74,850	284,561	209,219
Net income	$165,344	$122,123	$464,284	$341,357
Basic earnings per share	$0.78	$0.62	$2.23	$1.73
Diluted earnings per share	$0.75	$0.58	$2.11	$1.63
Dividends paid per share	$0.03	$0.03	$0.08	$0.08
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands, except per share data) (unaudited)
	Common Stock Shares Amount		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 1999	199,670,421	$1,997	$613,590	$1,022,296	$(31,262)	$(91,014)	$1,515,607
Comprehensive income:
Net income				341,357			341,357
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $5,549					9,053		9,053
Foreign currency translation adjustments					(3,128)		(3,128)
Other comprehensive income					5,925		5,925
Comprehensive income							347,282
Cash dividends-$.08 per share				(15,572)			(15,572)
Purchases of treasury stock						(136,347)	(136,347)
Issuances of common stock			855			13,999	14,854
Exercise of stock options			(73,415)			104,414	30,999
Common stock issuable under incentive plan			15,473				15,473
Other items, net			3,092				3,092
Balance, September 30, 2000	199,670,421	$1,997	$559,595	$1,348,081	$(25,337)	$(108,948)	$1,775,388
Balance, December, 31, 2000	199,670,421	$1,997	$575,179	$1,471,106	$2,918	$(88,686)	$1,962,514
Comprehensive income:
Net income				464,284			464,284
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $34,636					56,511		56,511
Foreign currency translation adjustments					(13,468)		(13,468)
Cumulative effect of change in accounting principle, net of income tax benefit of $16,685					(27,222)		(27,222)
Loss on cash flow hedging instruments, net of income tax benefit of $39,896					(65,095)		(65,095)
Other comprehensive loss					(49,274)		(49,274)
Comprehensive income							415,010
Cash dividends-$.08 per share				(16,514)			(16,514)
Issuances of common stock	7,047,833	70	425,988			8,058	434,116
Exercise of stock options	5,413,040	54	151,315			35,069	186,438
Common stock issuable under incentive plan			582				582
Other items, net			1,147				1,147
Balance, September 30, 2001	212,131,294	$2,121	$1,154,211	$1,918,876	$(46,356)	$(45,559)	$2,983,293
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)
	Nine Months Ended
	September 30
	2001	2000
Operating Activities:
Net income	$464,284	$341,357
Adjustments to reconcile net income to cash provided by operating activities
Provision for loan losses	683,947	470,944
Depreciation and amortization, net	241,615	174,573
Stock compensation plans	582	15,473
Increase in interest receivable	(26,193)	(29,180)
Increase in accounts receivable from securitizations	(785,863)	(741,242)
Increase in other assets	(141,960)	(138,075)
Increase (decrease) in interest payable	26,273	(6,563)
Increase in other liabilities	417,174	270,429
Net cash provided by operating activities	879,859	357,716

Investing Activities:
Purchases of securities available for sale	(2,555,588)	(644,125)
Proceeds from maturities of securities available for sale	1,216,955	83,759
Proceeds from sales of securities available for sale	398,022	778,875
Proceeds from securitization of consumer loans	7,279,125	2,476,893
Net increase in consumer loans	(10,401,624)	(5,447,755)
Recoveries of loans previously charged off	244,116	175,151
Additions of premises and equipment, net	(246,855)	(218,454)
Net cash used for investing activities	(4,065,849)	(2,795,656)

Financing Activities:
Net increase in interest-bearing deposits	2,696,474	2,540,115
Net (decrease) increase in other borrowings	(1,115,910)	39,874
Issuances of senior notes	1,989,739	994,176
Payments of senior notes	(578,932)	(1,056,387)
Dividends paid	(16,514)	(15,572)
Purchases of treasury stock		(136,347)
Net proceeds from issuances of common stock	434,116	17,053
Proceeds from exercise of stock options	72,940	30,999
Net cash provided by financing activities	3,481,913	2,413,911
Increase (decrease) in cash and cash equivalents	295,923	(24,029)
Cash and cash equivalents at beginning of period	236,707	246,497
Cash and cash equivalents at end of period	$532,630	$222,468
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2001
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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Note B: Significant Accounting Policies

Cash and Cash Equivalents

      Cash paid for interest for the nine months ended September 30, 2001 and 2000 was $829,896 and $559,905, respectively. Cash paid for income taxes for the nine months ended September 30, 2001 and 2000 was $70,332 and $182,100, respectively.

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

Note C: Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 in 2002 is not expected to have a material impact on the earnings and financial position of the Company. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No.144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss. However, SFAS No. 144 removes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period. In addition, SFAS No. 144 modifies the accounting treatment for long-lived assets to be disposed of other than by sale. Therefore, the accounting for similar events and circumstances will be the same. Under SFAS No. 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 144 is not expected to have a material impact on the earnings and financial position of the Company.

Note D: Borrowings

      In July 2001, the Bank issued $750,000 aggregate principal amount of three-year fixed rate senior bank notes under its global senior and subordinated bank note program.

Note E: Comprehensive Income

      Comprehensive income for the three months ended September 30, 2001 and 2000 was as follows:

	Three Months Ended
	September 30
	2001	2000
Comprehensive Income:
Net income	$165,344	$122,123
Other comprehensive income	17,265	8,486
Total comprehensive income	$182,609	$130,609

Note F: Earnings Per Share

      Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Numerator:
Net income	$165,344	$122,123	$464,284	$341,357
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	210,762	196,255	208,171	196,303
Effect of dilutive securities:
Stock options	9,135	13,800	11,402	12,829
Dilutive potential common shares	9,135	13,800	11,402	12,829
Denominator for diluted earnings per share -
Adjusted weighted-average shares	219,897	210,055	219,573	209,132
Basic earnings per share	$ .78	$ .62	$ 2.23	$ 1.73
Diluted earnings per share	$ .75	$ .58	$ 2.11	$ 1.63

Note G: Commitments and Contingencies

      In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Company and its subsidiaries.

      Due to the uncertainties of litigation, there can be no assurance that the Company will prevail on all the claims made against it in the lawsuits or that similar proceedings will not be brought. However, management believes that the Company has meritorious substantive and procedural defenses and intends to defend the actions vigorously.

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

Note H: Subsequent Events

      In October 2001, the Company acquired PeopleFirst Inc. ("PeopleFirst"). Based in San Diego, California, PeopleFirst is the largest online provider of direct motor vehicle loans. The acquisition price for PeopleFirst was $167,500, paid through the issuance of approximately 3,700 shares of the Company's common stock. This purchase combination created approximately $165,700 in goodwill.

      In October 2001, the Company's Board of Directors approved a stock options grant to senior management. This grant was composed of up to 14,102 options to certain key managers (including 3,535 performance-based options and 2,225 standard options to the Company's Chief Executive Officer ("CEO") and Chief Operating Officer ("COO")) at the fair market value on the date of grant. The CEO and COO gave up their salary, annual cash incentive, annual option grants and Senior Executive Retirement Plan contributions for the years 2002 and 2003 in exchange for these options. All performance-based options under this grant will vest if the Company's common stock's fair market value is at or above $83.87 per share, $100.64 per share, $120.77 per share or $144.92 per share in any five days during the performance period on or before October 18, 2004, 2005, 2006 or 2007, respectively. In addition, the performance-based options under this grant will also vest upon the achievement of $5.03 cumulative diluted earnings per share in any four consecutive quarters ending in the fourth quarter of 2004, or automatically in six years or upon a change of control of the Company. The standard options granted to the Company's CEO and COO will vest annually in equal installments over the next three years. Other members of senior management have the opportunity to forego up to fifty percent of their expected annual cash incentives for 2002 through 2004 in exchange for performance-based options with the same terms as those described above. In addition, all executives other than the CEO and COO were granted standard options (5,375 in total) that will vest annually in equal installments over the next three years.

      In October 2001, the Company granted 305 options to the five non-executive members of the Board of Directors for director compensation for the years 2002, 2003, and 2004. These options were granted at the fair market value on the date of grant and vest if the stock's fair market value is at or above $83.87 per share, $100.64 per share, $120.77 per share, $144.92 per share, $173.91 per share, $208.70 per share or $250.43 per share for at least five days during the performance period on or before October 18, 2004, 2005, 2006, 2007, 2008, 2009 or 2010, respectively. In addition, the options under this grant will vest upon the achievement of $5.03 cumulative diluted earnings per share for any four consecutive quarters ending in the fourth quarter 2004, or automatically in nine years or upon a change in control of the Company.

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries provide a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending products (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of September 30, 2001, the Company had 40.1 million customers and $38.5 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

      Net income for the three months ended September 30, 2001 of $165.3 million, or $0.75 per share, compares to net income of $122.1 million, or $0.58 per share, for the same period in 2000. The increase in net income is primarily a result of an increase in asset and account volumes. Net interest income increased $14.9 million, or 4% as the net interest margin decreased to 8.09% from 11.95% and average earning assets increased by 53%. The provision for loan losses increased $37.0 million, or 19%, as average reported loans increased by 45% and the reported net charge-off rate decreased 117 basis points, or 25%. Non-interest income increased $347.7 million, or 44%, primarily as a result of an increase in average accounts of 39%, an increase in the average off-balance sheet loan portfolio, as well as a shift in the mix of the reported and off-balance sheet portfolios. Also attributing to the increase was an increase in the frequency of certain fees charged driven by increased purchase volume. Marketing expense increased $48.7 million, or 21%, to $281.9 million as the Company continues to invest in new product opportunities. Increases in salaries and associate benefits expense of $85.3 million, or 32%, and other non-interest expense (excluding marketing) of $207.3 million, or 35%, primarily resulted from increased staff and cost of operations, and the building of infrastructure to manage the growth in accounts and products offered. Each component is discussed in further detail in subsequent sections of this analysis.

      Net income for the nine months ended September 30, 2001 was $464.3 million, or $2.11 per share, compared to $341.4 million, or $1.63 per share, for the same period in 2000. This 36% increase in net income primarily reflected the increases in asset and account volumes as discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

Managed Consumer Loan Portfolio

      The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adds back the effect of off-balance sheet consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis.

      The Company's managed consumer loan portfolio is comprised of reported and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with SFAS 140, and are not assets of the Company. Therefore, those loans are not shown on the balance sheet. The Company adopted the accounting provisions of SFAS 140 for various transfers of consumer loans that occurred during the six month period ended September 30, 2001. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures; however, most of the provisions of SFAS 125 have been carried forward without amendment. Accordingly, the Company has modified or implemented several of its securitization trust agreements, and may modify or implement others, to meet the new requirements to continue recognizing transfers of consumer loans to special-purpose entities as sales. The adoption of SFAS 140 did not have a material effect on the results of the Company's operations.

      Table 1 summarizes the Company's managed consumer loan portfolio.

Table 1 - Managed Consumer Loan Portfolio
	Three Months Ended
	September 30
(in thousands)	2001	2000
Period-End Balances:
Reported consumer loans	$17,479,715	$12,331,088
Off-balance sheet consumer loans	21,009,305	11,821,063
Total managed consumer loan portfolio	$38,489,020	$24,152,151

Average Balances:
Reported consumer loans	$17,515,461	$12,093,781
Off-balance sheet consumer loans	19,501,944	10,926,377
Total average managed consumer loan portfolio	$37,017,405	$23,020,158

	Nine Months Ended
	September 30
(in thousands)	2001	2000
Average Balances:
Reported consumer loans	$16,570,679	$10,614,434
Off-balance sheet consumer loans	17,107,357	10,763,801
Total average managed consumer loan portfolio	$33,678,036	$21,378,235

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

Table 2 - OPERATING DATA AND RATIOS
	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2001	2000	2001	2000
Reported:
Average earning assets	$21,152,107	$13,822,750	$19,527,326	$12,363,221
Net interest margin(1)	8.09%	11.95%	8.01%	12.19%
Loan yield	15.24	20.07	15.34	20.20
Managed:
Average earning assets	$39,994,250	$24,749,127	$36,412,332	$23,127,022
Net interest margin(1)	9.27%	10.75%	9.19%	10.94%
Loan yield	15.53	18.06	15.76	18.02
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

Table 3 - Managed risk adjusted revenue
	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2001	2000	2001	2000
Managed Income Statement:
Net interest income	$926,668	$665,059	$2,509,677	$1,898,265
Non-interest income	852,505	619,909	2,395,874	1,663,631
Net charge-offs	(362,744)	(218,404)	(981,509)	(621,324)
Risk adjusted revenue	$1,416,429	$1,066,564	$3,924,042	$2,940,572
Ratios(1):
Net interest margin	9.27%	10.75%	9.19%	10.94%
Non-interest income	8.53	10.02	8.77	9.59
Net charge-offs	(3.63)	(3.53)	(3.59)	(3.58)
Risk adjusted margin	14.17%	17.24%	14.37%	16.95%
(1)As a percentage of average managed earning assets.

Net Interest Income

      Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, other borrowings and borrowings from senior notes.

      Reported net interest income for the three months ended September 30, 2001 was $427.8 million, compared to $412.9 million for the same period in the prior year, representing an increase of $14.9 million, or 4%. For the nine months ended September 30, 2001, net interest income was $1.2 billion compared to $1.1 billion for the same period in 2000, representing an increase of $43.3 million, or 4%. Net interest margin decreased 386 and 418 basis points for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the prior year. These decreases in net interest margin were primarily a result of the decreases in the yield on earning assets of 461 and 430 basis points for the three and nine months ended September 30, 2001, respectively, to 13.67% from 18.28% and to 13.86% from 18.16%, as compared to the same periods in the prior year. The decrease in the yield on earning assets was primarily attributable to a decrease in the yield on consumer loans. The yield on consumer loans decreased 483 and 486 basis points for the three and nine months ended September 30, 2001, respectively, as a result of a shift in the mix of the reported portfolio toward a greater composition of lower yielding, higher credit quality loans as compared to the same periods in the prior year. These lower yields on the portfolio, combined with the 45% and 56% increase in the consumer loan portfolio for the three and nine months ended September 30, 2001, respectively, resulted in the increases of 4% in reported net interest income for the same periods.

      Managed net interest income increased $261.6 million and $611.4 million, or 39% and 32%, for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the prior year. The increases in managed net interest income resulted from the combination of an increase of 62% and 57% in managed average earning assets and a decrease in managed net interest margin of 148 and 175 basis points to 9.27% and 9.19% for the three and nine months ended September 30, 2001, respectively. The decreases in managed net interest margin results primarily from a decrease in the managed loan yield of 14% and 13%, for the three and nine months ended September 30, 2001, respectively, from the same periods in the prior year. This decrease is a result of the shift in the mix of the managed portfolio toward a greater composition of lower yielding, higher credit quality loans, as well as an increase in low introductory rate balances as compared to the prior year.

      Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 2001 and 2000.

Table 4 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
	Three Months Ended September 30
	2001			2000
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets
Consumer loans(1)	$17,515,461	$667,335	15.24%	$12,093,781	$606,872	20.07%
Securities available for sale	2,645,982	37,032	5.60	1,557,088	23,367	6.00
Other	990,664	18,323	7.40	171,881	1,474	3.43
Total earning assets	21,152,107	$722,690	13.67%	13,822,750	$631,713	18.28%
Cash and due from banks	208,469			110,126
Allowance for loan losses	(660,333)			(415,333)
Premises and equipment, net	739,140			563,388
Other	2,451,987			2,025,685
Total assets	$23,891,370			$16,106,616
Liabilities and Equity:
Interest-bearing liabilities
Deposits	$10,537,193	$ 161,411	6.13%	$ 5,787,748	$ 90,197	6.23%
Other borrowings	3,103,263	43,233	5.57	3,084,407	55,967	7.26
Senior notes	5,280,860	90,225	6.83	4,139,665	72,679	7.02
Total interest-bearing liabilities	18,921,316	$294,869	6.23%	13,011,820	$218,843	6.73%
Other	2,035,143			1,351,476
Total liabilities	20,956,459			14,363,296
Equity	2,934,911			1,743,320
Total liabilities and equity	$23,891,370			$16,106,616
Net interest spread			7.44%			11.55%
Interest income to average earning assets			13.67%			18.28%
Interest expense to average earning assets			5.58			6.33
Net interest margin			8.09%			11.95%
(1) Interest income includes past-due fees of approximately $146,718 and $206,880 for the three months ended September 30, 2001 and 2000, respectively.

	Nine Months Ended September 30
	2001			2002
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)	$16,570,679	$1,906,090	15.34%	$10,614,434	$1,607,695	20.20%
Securities available for sale	2,303,812	99,208	5.74	1,585,893	70,946	5.96
Other	652,835	24,481	5.00	162,894	5,026	4.11
Total earning assets	19,527,326	$2,029,779	13.86%	12,363,221	$1,683,667	18.16%
Cash and due from banks	170,762			97,519
Allowance for loan losses	(601,444)			(380,056)
Premises and equipment, net	726,927			532,504
Other	2,298,698			1,672,996
Total assets	$22,122,269			$14,286,184
Liabilities and Equity:
Interest-bearing liabilities
Deposits	$9,745,473	$463,851	6.35%	$4,729,623	$205,936	5.81%
Other borrowings	2,822,657	130,958	6.19	2,760,087	144,335	6.97
Senior notes	4,954,992	261,360	7.03%	3,940,315	203,071	6.87
Total interest-bearing liabilities	17,523,122	$856,169	6.51%	11,430,025	$553,342	6.45%
Other	1,966,995			1,210,290
Total liabilities	19,490,117			12,640,315
Equity	2,632,152			1,645,869
Total liabilities and equity	$22,122,269			$14,286,184
Net interest spread			7.35%			11.71%
Interest income to average earning assets			13.86%			18.16%
Interest expense to average earning assets			5.85			5.97
Net interest margin			8.01%			12.19%
(1) Interest income includes past-due fees of approximately $511,126 and $554,245 for the nine months ended September 30, 2001 and 2000, respectively.

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

Table 5 - INTEREST VARIANCE ANALYSIS
	Three Months Ended			Nine Months Ended
	September 30, 2001 vs. 2000			September 30, 2001 vs. 2000
	Increase	Change due to(1)		Increase	Change due to(1)
(in thousands)	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate
Interest Income:
Consumer loans	60,463	799,782	(739,319)	298,395	930,715	(632,320)
Securities available for sale	13,665	23,954	(10,289)	28,262	32,641	(4,379)
Other	16,849	13,557	3,292	19,455	17,313	2,142
Total interest income	90,977	925,813	(834,836)	346,112	993,728	(647,616)

Interest Expense:
Deposits	71,214	81,825	(10,611)	257,915	237,095	20,820
Other borrowings	(12,734)	2,340	(15,074)	(13,377)	5,027	(18,404)
Senior notes	17,546	30,216	(12,670)	58,289	53,418	4,871
Total interest expense	76,026	176,097	(100,071)	302,827	297,658	5,169
Net interest income(1)	14,951	672,081	(657,130)	43,285	672,046	(628,761)

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

      In accordance with SFAS 140, the Company records gains or losses on the securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Retained interests in securitized assets include "interest only" ("I/O") strips, retained subordinated interests in the transferred receivables and cash collateral accounts. The regulatory capital treatment of these retained interests has recently been addressed by the Federal Deposit Insurance Corporation ("FDIC"), as described in Capital Adequacy. Gains represent the present value of estimated excess cash flows the Company has retained over the estimated outstanding period of the receivable and are included in servicing and securitization income. This excess cash flow essentially represents an I/O strip, consisting of the excess of finance charges and past-due fees over the sum of the return paid to securityholders, estimated contractual servicing fees and credit losses. However, exposure to credit losses on the securitized loans is contractually limited to the retained interests.

      Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization transactions, as well as gains and losses recognized as a result of the securitization transactions. Servicing and securitizations income increased $311.3 million, or 101% to $618.6 million for the three months ended September 30, 2001, from $307.3 million in the same period in the prior year. Servicing and securitizations income increased $874.3 million, or 102% to $1.7 billion for the nine months ended September 30, 2001, from $860.7 million in the same period in the prior year. These increases were primarily due to a 78% increase in average off-balance sheet loan portfolio and a shift in the mix of that portfolio.

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

Other Non-Interest Income

      Interchange income increased to $96.7 million and $265.2 million, or 49%, and 64%, for the three and nine months ended September 30, 2001, respectively, compared to $65.0 million and $161.6 million for the same periods in the prior year. These increases are primarily attributable to increased purchase volume and new account growth for the three and nine months ended September 30, 2001. Service charges and other customer-related fees increased $4.8 million and $102.4 million, or 1%, and 9% to $428.9 million and $1.2 billion for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the prior year. These increases were primarily due to the increase in average accounts of 39% and 42% for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the prior year, offset by the shift in the mix of the reported loan portfolio toward a greater composition of lower fee-generating loans.

Non-Interest Expense

      Non-interest expense for the three and nine months ended September 30, 2001 was $1.1 billion and $3.0 billion, respectively, an increase of both 31% over $819.0 million and $2.3 billion, respectively, for the same periods in the prior year. Contributing to the increase in non-interest expense for the three and nine months ended September 30, 2001 was salaries and associate benefits expense which increased $85.3 million, or 32%, and $281.7 million, or 38%, respectively. Marketing expense increased $48.7 million and $135.1 million, both a 21% increase, to $281.9 million and $781.8 million for the three and nine months ended September 30, 2001, respectively, as the Company continued to invest in new and existing product opportunities. All other non-interest expenses increased $122.0 million and $295.5 million, or 38% and 33%, to $443.6 million and $1.2 billion for the three and nine months ended September 30, 2001, respectively, from $321.6 million and $888.8 million for the same periods in the prior year. These increases were a result of a 39% and 42% increase in the average number of accounts for both the three and nine months ended September 30, 2001, as compared to the same periods in the prior year. Additionally, these increases were due to the $23.8 million write-off of the Company's investment in an ancillary business, the $15.0 million of costs associated with the mailing of amendments to customer account agreements, as well as the Company's continued exploration and testing of new products and markets.

Income Taxes

      The Company's effective income tax rate was 38% for the three months ended September 30, 2001 and 2000 and includes both state and federal income tax components.

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

Table 6 - Delinquencies
	September 30
	2001		2000
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$17,479,715	100.00%	$12,331,088	100.00%
Loans delinquent:
30-59 days	381,792	2.18	324,006	2.63
60-89 days	203,187	1.16	198,832	1.61
90 or more days	315,829	1.81	362,726	2.94
Total	$900,808	5.15%	$885,564	7.18%

Managed:
Loans outstanding	$38,489,020	100.00%	$24,152,151	100.00%
Loans delinquent:
30-59 days	754,201	1.96	483,595	2.00
60-89 days	448,924	1.17	289,636	1.20
90 or more days	799,077	2.07	512,717	2.12
Total	$2,002,202	5.20%	$1,285,948	5.32%

      The 30-plus day delinquency rate for the reported consumer loan portfolio was 5.15% as of September 30, 2001, down 203 basis points from 7.18% as of September 30, 2000, and up 11 basis points from 5.04% as of June 30, 2001. The 30-plus day delinquency rate for the managed consumer loan portfolio was 5.20% as of September 30, 2001, down 12 basis points from 5.32% as of September 30, 2000 and up 28 basis points from 4.92% as of June 30, 2001. Both reported and managed consumer loan delinquency rate decreases as of September 30, 2001 as compared to September 30, 2000 principally reflected a shift in the managed portfolio toward a greater composition of accounts with more established credit profiles, as well as enhanced customer payment patterns.

Net Charge-Offs

      Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

Table 7 - NET Charge-Offs
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2001	2000	2001	2000
Reported:
Average loans outstanding	$17,515,461	$12,093,781	$16,570,679	$10,614,434
Net charge-offs	155,584	142,759	492,211	352,173
Net charge-offs as a percentage of average loans outstanding	3.55%	4.72%	3.96%	4.42%
Managed:
Average loans outstanding	$37,017,405	$23,020,158	$33,678,036	$21,378,235
Net charge-offs	362,744	218,404	981,509	621,324
Net charge-offs as a percentage of average loans outstanding	3.92%	3.80%	3.89%	3.88%

      Net charge-offs of managed loans increased $144.3 million, or 66%, while average managed consumer loans grew 61% for the three months ended September 30, 2001, compared to the same period in the prior year. Net charge-offs of managed loans increased $360.2 million, or 58%, while average managed consumer loans grew 58% for the nine months ended September 30, 2001, compared to the same period in the prior year. For the three and nine months ended September 30, 2001, the Company's net charge-offs as a percentage of average managed loans outstanding were 3.92% and 3.89%, respectively, compared to 3.80% and 3.88% for the same periods in the prior year.

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

Table 8 - Summary of allowance for loan losses
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2001	2000	2001	2000

Balance at beginning of period	$647,000	$407,000	$527,000	$342,000
Provision for loan losses	230,433	193,409	683,947	470,944
Other	5,151	(650)	8,264	(3,771)
Charge-offs	(235,637)	(211,099)	(736,327)	(527,324)
Recoveries	80,053	68,340	244,116	175,151
Net charge-offs	(155,584)	(142,759)	(492,211)	(352,173)
Balance at end of period	$727,000	$457,000	$727,000	$457,000
Allowance for loan losses to loans at period-end	4.16%	3.71%	4.16%	3.71%

      For the three and nine months ended September 30, 2001, the provision for loan losses increased $37.0 million and $213.0 million, or 19% and 45%, respectively, from $193.4 million and $470.9 million for the comparable periods in the prior year. This increase is primarily a result of the 42% increase in reported loans from September 30, 2000 to September 30, 2001, as well as a 9% and 40% increase in the dollar amount of net charge-offs, for the three and nine months ended September 30, 2001, respectively.

Funding

      The Company has established access to a variety of funding alternatives, in addition to securitization of its consumer loans. In June 2000, the Company established a $5.0 billion global senior and subordinated bank note program, of which $2.2 billion was outstanding as of September 30, 2001 with original terms of three to five years. In July 2001, the Company issued a $750 million three-year fixed rate senior bank note under the global bank note program. The Company has historically issued senior unsecured debt of the Bank through its $8.0 billion domestic bank note program, of which $2.7 billion was outstanding as of September 30, 2001, with original terms of one to ten years. The Company did not renew such program and it is no longer available for future issuances. Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies allowing the Bank to borrow from both U.S. and non-U. S. lenders, including two committed revolving credit facilities offering foreign currency funding options. The Company did not renew its $1.0 billion Euro Medium Term Note program. As of September 30, 2001, the Company had no outstandings under such program and it is no longer available for future issuances. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translation.

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

      In May 1999, the Company entered into a four-year, $1.2 billion unsecured revolving credit arrangement (the "Credit Facility"). The Credit Facility is comprised of two tranches: a $810 million Tranche A facility available to the Bank and the Savings Bank, including an option for up to $250 million in multicurrency availability, and a $390 million Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $150 million in multicurrency availability. Each tranche under the facility is structured as a four-year commitment and is available for general corporate purposes. All borrowings under the Credit Facility are based on varying terms of LIBOR. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings which are due and payable by the Savings Bank but have not been paid. Any borrowings under the Credit Facility will mature on May 24, 2003; however, the final maturity of each tranche may be extended for an additional one-year period with the lenders' consent.

      The Corporation has a shelf registration statement under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities, consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The available amount of securities registered is limited to $587.2 million aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as shall be designated by the Corporation. As of September 30, 2001, the Corporation had existing unsecured senior debt outstanding of $550 million, including $125 million maturing in 2003, $225 million maturing in 2006, and $200 million maturing in 2008. Additionally, the Corporation has $412.8 million outstanding related to the issuance of 6,750,390 shares of common stock in a public offering under the shelf registration statement used for general corporate purposes.

Table 9 shows the Company's unsecured funding availability and outstandings as of September 30, 2001.

Table 9 - FUNDING AVAILABILITY
	September 30, 2001
(dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability(1)	Outstanding	Final Maturity(4)
Senior global bank note program	6/00	$5,000	$2,238	-
Senior domestic bank note program(2)	4/97	8,000	2,675	-
Multicurrency credit facility	8/00	542		8/04
Domestic revolving credit facility	5/99	1,200		5/03
Corporation Shelf Registration	8/99	1,550	962	-
Capital Securities(3)	1/97	100	99	2/27
  All funding sources are revolving except for the Corporation Shelf Registration and the Capital Securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
  Included availability to issue up to $200 million of subordinated bank notes, none outstanding as of September 30, 2001. This facility is no longer available for issuances.
  Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
  Maturity date refers to the date the facility terminates, where applicable.

      The Company's other borrowings portfolio consists of $1.1 billion in borrowings maturing within one year and $720.8 million in borrowings maturing after one year.

      The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, as well as to develop customized account management programs. As of September 30, 2001, the Company had $11.1 billion in interest-bearing deposits, with original maturities of up to ten years.

      Table 10 shows the maturation of certificates of deposit in denominations of $100,000 or greater ("large denomination CDs") as of September 30, 2001.

Table 10 - Maturities of large denomination certificates-$100,000 or More
	September 30, 2001
(dollars in thousands)	Balance	Percent
Three months or less	$776,912	16.52%
Over 3 through 6 months	542,523	11.54
Over 6 through 12 months	792,288	16.85
Over 12 months through 10 years	2,590,238	55.09
Total	$4,701,961	100.00%

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

      As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of September 30, 2001, the Company held $3.2 billion in such securities.

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

      The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of September 30, 2001, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank's capital category.

Table 11 - Regulatory Capital Ratios
	Ratios	Minimum for Capital Adequacy Purposes	To Be "Well-Capitalized Under Prompt Corrective Action Provisions
September 30, 2001
Capital One Bank
Tier 1 Capital	11.86%	4.00%	6.00%
Total Capital	13.96	8.00	10.00
Tier 1 Leverage	11.54	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	9.47%	4.00%	6.00%
Total Capital	11.65	8.00	10.00
Tier 1 Leverage	9.11	4.00	5.00

September 30, 2000
Capital One Bank
Tier 1 Capital	8.88%	4.00%	6.00%
Total Capital	11.02	8.00	10.00
Tier 1 Leverage	9.53	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	9.25%	4.00%	6.00%
Total Capital	12.47	8.00	10.00
Tier 1 Leverage	6.33	4.00	5.00

      In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of September 30, 2001, the Company's Tier 1 leverage ratio was 12.53%.

      Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of September 30, 2001, retained earnings of the Bank and the Savings Bank of $677.4 million and $101.5 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the Federal Reserve and the OTS. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

      In October 2001, the FDIC adopted, and has recommended that the four federal banking agencies' (the "Agencies") adopt, an amendment to the regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes (i.e., guarantees on third-party assets), residual interests in asset securitizations, and other securitized transactions that expose institutions primarily to credit risk. This rule would amend the Agencies' regulatory capital standards to create greater differentiation in the capital treatment of residual interests. Based on the Company's analysis of the rule adopted by the FDIC, we do not anticipate any material changes to our regulatory capital ratios when the rule becomes effective.

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

      The Company measures exposure to its interest rate risk through the use of a simulation model. The model generates a distribution of possible twelve-month managed net interest income outcomes based on (i) a set of plausible interest rate scenarios, as determined by management based upon historical trends and market expectations, (ii) all existing financial instruments, including swaps, and (iii) an estimate of ongoing business activity over the coming twelve months. The Company's asset/liability management policy requires that based on this distribution there be at least a 95% probability that managed net interest income achieved over the coming twelve months will be no more than 1.60% below the mean managed net interest income of the distribution. As of September 30, 2001, the Company was in compliance with the policy; 100% of the outcomes generated by the model produced a managed net interest income of no more than 0.34% below the mean outcome. The interest rate scenarios evaluated as of September 30, 2001, included scenarios in which short-term interest rates rose by over 200 basis points or fell by as much as 127 basis points over twelve months.

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

BUSINESS OUTLOOK

Earnings, Goals and Strategies

      This business outlook section summarizes Capital One's expectations for earnings for the years ending December 31, 2001 and 2002, and our primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain statements are forward looking and, therefore, actual results could differ materially. Factors that could materially influence results are set forth throughout this section and in Capital One's Annual Report on Form 10-K for the year ended December 31, 2000 (Part I, Item 1, Risk Factors).

      We have set targets, dependent on the factors set forth below, to achieve a 20% return on equity in 2001 and to increase Capital One's earnings per share for 2001 and 2002 by approximately 30% and 20%, respectively, over earnings per share for the prior year. As discussed elsewhere in this report and below, Capital One's actual earnings are a function of our revenues (net interest income and non-interest income on our earning assets), consumer usage and payment patterns, credit quality of our earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

Product and Market Opportunities

      Our strategy for future growth has been, and is expected to continue to be, to apply our proprietary IBS to our lending business. We will seek to identify new product opportunities and to make informed investment decisions regarding new and existing products. Our lending and other financial and non-financial products are subject to competitive pressures, which management anticipates will increase as these markets mature.

      Lending includes credit card and other consumer lending products, such as automobile financing and unsecured installment lending. Credit card opportunities include, and are expected to continue to include, a wide variety of highly customized products with interest rates, credit lines and other features specifically tailored for numerous consumer segments. We expect continued growth across a broad spectrum of new and existing customized products, which are distinguished by a range of credit lines, pricing structures and other characteristics. For example, our low introductory and non-introductory rate products, which are marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of lower delinquencies and credit loss rates. On the other hand, certain other customized card products are characterized by lower credit lines, higher yields (including fees) and, in some cases, higher delinquencies and credit loss rates. These products also involve higher operational costs but exhibit better response rates, less adverse selection, less attrition and a greater ability to reprice than traditional products. More importantly, as a whole, all of these customized products continue to have less volatile returns than traditional products in recent market conditions, based partly on our ability to diversify risk. Based in part on the success of this range of products and growth in the superprime and prime markets, we expect strong growth in our managed loan balances during 2001 and 2002. We believe that we can continue to gain market share and to grow accounts and loan balances, despite our expectation that the credit card industry as a whole will begin experiencing slower growth.

      Partnership finance relationships have continued to grow through the third quarter of 2001. Our alliance with Kmart has generated more than two million customers since its launch. We anticipate entering into more alliances of this nature through 2002 as opportunities arise to utilize our IBS strategy to originate accounts through partnering relationships.

      Capital One Auto Finance, Inc., our automobile finance subsidiary, offers loans, secured by automobiles, through dealer networks throughout the United States. As with our credit card lending, we have applied IBS to our auto finance lending by reinventing existing products and creating new products to optimize pricing and customer selection, and to implement our conservative risk management strategy. In October 2001, we acquired PeopleFirst, Inc., the largest online provider of direct motor vehicle loans. We anticipate continued growth in our auto finance lending during 2001 and 2002.

      In May 2001, we acquired AmeriFee, Inc., an originator of consumer loans for elective medical procedures, as a new component of our installment lending.

      Our internet services support our lending business and include account decisioning, real-time account numbering and account servicing. We expect continued contributions from the internet services portion of our business in 2001 and 2002, provided that we can continue to limit fraud and safeguard our customers' privacy.

      We have expanded our existing operations outside of the United States and have experienced growth in the number of accounts and loan balances in our international business. To date, our principal operations outside of the United States have been in the United Kingdom, with additional operations in Canada, South Africa and France. Our bank in the United Kingdom has authority to conduct full-service operations to support the continued growth of our United Kingdom business and any future business in Europe. We anticipate entering and doing business in additional countries from time to time as opportunities arise.

      In addition, we offer interest-bearing deposits to consumers. We also created the CapitalOnePlace, where we offer consumers a variety of products available for purchase online, some of which are offered in partnership with other companies. Our internet services also support our retail deposit-taking business.

      We will continue to apply our IBS in an effort to balance the mix of credit card products with other financial and non-financial products and services to optimize profitability within the context of acceptable risk. We continually test new product offerings and pricing combinations, using IBS, to target different consumer groups. The number of tests we conduct has increased each year since 1994 and we expect further increases in 2001 and 2002. Our growth through expansion and product diversification, however, will be affected by our ability to build internally or acquire the necessary operational and organizational infrastructure, recruit experienced personnel, fund these new businesses and manage expenses. Although we believe we have the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that our results of operations and financial condition in the future will reflect our historical financial performance.

Marketing Investment

      We expect our 2001 marketing expenses to exceed the marketing expense level in 2000, as we continue to invest marketing funds in various credit card products and services, and other financial and non-financial products and services. Our marketing expenditures reached their highest level to date in the third quarter of 2001, with a continued focus on the prime and superprime markets.

      We also plan to continue our focus on a brand marketing, or "brand awareness," strategy with the intent of building a branded franchise to support our IBS and mass customization strategies. We caution, however, that an increase in marketing expenses does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As our portfolio continues to grow, generating balances and accounts to offset attrition requires increasing amounts of marketing. Although we are one of the leading direct mail marketers in the credit card industry, increased mail volume throughout the industry indicates that competition in customer mailings is at a record level. This intense competition in the credit card market has resulted in an industry-wide reduction in both credit card response rates and the productivity of marketing dollars invested in that line of business, both of which may affect us more significantly in the remainder of 2001. In addition, it is unclear at this time the extent to which response rates will be affected by the terrorist attacks of September 11, 2001 and the recent mail-borne terrorist attacks. Furthermore, the cost to acquire new accounts varies across product lines and is expected to rise as we move beyond the domestic card business. With competition affecting the profitability of traditional card products, we have been allocating, and expect to continue to allocate, a greater portion of our marketing expense to other customized credit card products and other financial and non-financial products. We intend to continue a flexible approach in our allocation of marketing expenses. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit industry, general economic conditions affecting consumer credit performance, the asset quality of our portfolio and the identification of market opportunities across product lines that exceed our targeted rates of return on investment.

      The amount of marketing expense allocated to various products or businesses will influence the characteristics of our portfolio as various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. Due in part to an increase in our marketing efforts towards the prime and superprime markets, we currently expect continued strong loan growth in the remainder of 2001, but expect account growth, while remaining strong, to moderate compared to recent quarters. Actual growth, however, may vary significantly depending on our actual product mix and the level of attrition in our managed portfolio, which is primarily affected by competitive pressures. Also as a result of our increased focus on the prime and superprime markets, our net interest margin decreased during the first half of 2001. We expect net interest margin to remain stable through the remainder of 2001, due in part to the scheduled repricing of certain introductory-rate credit card products as well as other shifts in our asset mix.

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

      As of September 30, 2001, we had the lowest managed net charge-off rate among the top ten credit card issuers in the United States. However, we expect delinquencies and charge-offs to increase in the fourth quarter of 2001, primarily due to the continued seasoning of certain accounts originated in the fourth quarter of 2000, as well as general economic factors and the lingering effects of the terrorist attacks. We caution that delinquency and charge-off levels are not always predictable and may vary from projections. In the case of an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Competition can affect our earnings by increasing attrition of our outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract profitable customers.

Cautionary Factors

      The strategies and objectives outlined above, and the other forward-looking statements contained in this section, involve a number of risks and uncertainties. Capital One cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: continued intense competition from numerous providers of products and services which compete with our businesses; with respect to financial and other products, changes in our aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of our actual marketing expenses and attrition of accounts and loan balances; any significant disruption of, or loss of public confidence in, the U.S. mail system affecting response rates or customer payments; an increase in credit losses (including increases due to a worsening of general economic conditions); our ability to continue to securitize our credit cards and consumer loans and to otherwise access the capital markets at attractive rates and terms to fund our operations and future growth; difficulties or delays in the development, production, testing and marketing of new products or services; losses associated with new products or services or expansion internationally; financial, legal, regulatory or other difficulties that may affect investment in, or the overall performance of, a product or business, including changes in existing laws to regulate further the credit card and consumer loan industry and the financial services industry, in general, including the flexibility of financial services companies to obtain, use and share consumer data; the amount of, and rate of growth in, our expenses (including salaries and associate benefits and marketing expenses) as our business develops or changes or as we expand into new market areas; the availability of capital necessary to fund our new businesses; our ability to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally; our ability to recruit experienced personnel to assist in the management and operations of new products and services; and other factors listed from time to time in the our SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2000 (Part I, Item 1, Risk Factors).

Part II Other Information

Item 6.        Reports on Form 8-K

a.          Exhibits: None

b.          Reports on Form 8-K:
            The Company filed a Current Report on Form 8-K, dated July 18, 2001, Commission File No. 1-13300,             enclosing its press release dated July 17, 2001.

        The Company filed a Current Report on Form 8-K, dated July 26, 2001, Commission File No. 1-13300,         enclosing its press release dated July 26, 2001.

        The Company filed a Current Report on Form 8-K, dated September 21, 2001, Commission File No. 1-        13300, enclosing its press release dated September 21, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     CAPITAL ONE FINANCIAL CORPORATION
                                                                                                     (Registrant)

Date: November 13, 2001                               /s/ David M. Willey

                                                                       David M. Willey
                                                                       Executive Vice President and
                                                                       Chief Financial Officer
                                                                       (Chief Accounting Officer
                                                                       and duly authorized officer
                                                                       of the Registrant)