Form 10-K
period 2001-12-31
CAPITAL ONE FINANCIAL CORP
filed 2002-03-22
CIK 927628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For	the fiscal year ended December 31, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For	the transition period from to

Commission File No. 1-13300

CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1719854
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2980 Fairview Park Drive, Suite 1300
Falls Church, Virginia	22042-4525
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 205-1000
Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights*	New York Stock Exchange

*
Attached to each share of Common Stock is a Right to acquire 1/100th of a share of the Registrant’s Cumulative Participating Preferred Stock, par value $.01 per share, which Rights are not presently exercisable.

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 2002.
Common Stock, $.01 Par Value: $10,106,571,816*

*
In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares outstanding of the registrant’s common stock as of the close of business on February 28, 2002.
Common Stock, $.01 Par Value: 219,516,887 shares

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to stockholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV.
2.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 25, 2002 are incorporated by reference into Part III.

CAPITAL ONE FINANCIAL CORPORATION

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Item 1. Business	3
Business Description	4
Geographic Diversity	4
Operations	4
Technology/Systems	6
Funding	7
Competition	7
Intellectual Property	7
Employees	7
Supervision and Regulation	7
Risk Factors	12
Statistical Information	17
Item 2. Properties	17
Item 3. Legal Proceedings	17
Item 4. Submission of Matters To a Vote of Security Holders	17
Item 5. Market For Company’s Common Stock And Related Stockholder Matters	18
Item 6. Selected Financial Data	18
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	18
Item 7A. Quantitative And Qualitative Disclosures About Market Risk	18
Item. 8 Financial Statements And Supplementary Data	18
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	18
Item 10. Directors And Executive Officers Of The Company	19
Item 11. Executive Compensation	19
Item 12. Security Ownership Of Certain Beneficial Owners And Management	19
Item 13. Certain Relationships And Related Transactions	19
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	20

PART I

Item 1.    Business.

Overview

Capital One Financial Corporation (the “Corporation”), is a holding company, incorporated in Delaware on July 21, 1994, whose subsidiaries market a variety of financial products and services to consumers using its proprietary information-based strategy (“IBS”). The Corporation’s principal subsidiary, Capital One Bank (the “Bank”), a limited-purpose Virginia state chartered credit card bank, offers credit card products. The Bank originally conducted its operations as a division of Signet Bank, a wholly-owned subsidiary of Signet Banking Corporation (“Signet”).1 Capital One, F.S.B. (the “Savings Bank”), a federally chartered savings bank, offers consumer lending and deposit products. Capital One Services, Inc., another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. Unless indicated otherwise, the terms “Company”, “we”, “us”, and “our” refer to the Corporation and its consolidated subsidiaries and for periods prior to our separation from Signet Bank, Signet Bank’s credit card division.

We began operations in 1953 as part of Signet Bank, the same year as the formation of what is now MasterCard International, and we are one of the oldest continually operating bank card issuers in the United States. The Bank separated from Signet on November 24, 1994 and became a subsidiary of the Corporation. As of December 31, 2001, we had 43.8 million accounts and $45.3 billion in managed consumer loans outstanding. We are among the eight largest issuers of Visa and MasterCard credit cards in the United States based on managed credit card loans outstanding as of December 31, 2001. The success of IBS, which we initiated in 1988, in addition to credit card industry dynamics, has been the foundation of our growth in terms of managed credit card loans and accounts.

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

We offer credit card products outside of the United States through Capital One Bank (Europe) plc, an indirect subsidiary of the Bank organized and located in the United Kingdom (the “UK Bank”), through a branch of the Bank in Canada, and through our involvement in a joint venture with a South African financial institution. We currently have foreign operations primarily in the United Kingdom and Canada, with additional operations in South Africa and France. We may also, from time to time, consider establishing our business in additional foreign jurisdictions as opportunities arise. We also offer various non-card consumer lending products, including automobile financing and installment loan products, through our subsidiaries both in the United States and elsewhere.

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

[1]
Signet Bank and Signet Banking Corporation were acquired by First Union National Bank and First Union Corporation, respectively, as of November 30, 1997. On September 1, 2001 First Union Corporation merged with Wachovia Corporation and formed a new Wachovia Corporation.

Business Description

Our primary business is consumer lending, with a focus on credit card lending but including other consumer lending activities, such as unsecured installment lending and automobile financing.

We offer a wide variety of credit card products throughout the United States, and internationally primarily in the United Kingdom and Canada. Applying IBS, we customize our products to appeal to different consumer preferences and needs by combining different product features, including annual percentage rates, fees and credit limits, rewards programs and other special features. We constantly test new products to develop packages that appeal to different and changing consumer preferences. Our customized products include both products targeted at a range of consumer credit risk profiles, such as low rate cards and secured cards, as well as products aimed at special consumer interests, such as affinity, co-brand and young adult cards. Our pricing strategies are risk-based; lower risk customers may likely be offered products with more favorable pricing and we expect these products to yield lower delinquencies and credit losses. On products offered to many higher risk customers, however, we may experience higher delinquencies and losses, and we price these products accordingly. In general, however, IBS allows us to provide appropriate products to individual consumers with a wide range of credit histories.

We also apply IBS to our other products and services. Our automobile finance subsidiary, Capital One Auto Finance, Inc.2, a Texas corporation which we acquired in 1998 (“Capital One Auto Finance”), purchases retail installment contracts, secured by automobiles, through dealer networks throughout the United States. Capital One Auto Finance is also applying IBS to offer automobile loans directly to the consumer using various direct marketing channels. On October 9, 2001, we acquired PeopleFirst, Inc., the nation’s largest online provider of direct motor vehicle loans.

We also offer other consumer loan products, such as installment loan products. On May 21, 2001, we acquired AmeriFee Corporation, which provides financing solutions for consumers seeking elective medical and dental procedures. This acquisition, among other things, provides support for our unsecured installment lending business.

We have also expanded our existing operations outside of the United States, and are currently operating primarily in the United Kingdom and Canada, with additional operations in South Africa and France. We have experienced continuing growth in the number of accounts and loan balances in our international lending business, with most of our growth coming from our business in the United Kingdom. In 2000, to support the continued growth of our United Kingdom business and any future business in Europe, we established the UK Bank, which has authority to accept deposits and provide credit cards and installment loans.

Our internet services provide support for our lending business and, in most areas where we offer such services, include account decisioning, real-time account numbering and online account servicing.

In addition to our lending activities, we also undertake some non-lending activities. We take deposits from customers, which are originated through both direct mailing and the internet. We also cross-sell the products of others to our lending customers, and strive to offer only quality products to our customers through these activities.

Geographic Diversity

Loan portfolio concentration within a specific geographic region or demographic portion of the population may be regarded as positive or negative based upon the current and expected credit characteristics and performance of the portfolio. Our consumer loan portfolio is geographically diverse. See Note P to Consolidated Financial Statements on page 62 of the Company’s Annual Report to its stockholders for the year ended December 31, 2001 (the “Annual Report”), which is incorporated herein by reference.

Operations

Marketing

IBS is the cornerstone of our marketing strategy. Since its inception in 1988 we have used IBS to increase growth and market share. We generate accounts primarily through direct mail and telemarketing solicitations, although we also solicit accounts through the internet, newspaper, magazine, partnership arrangements, radio and television advertising and location and event marketing. Many of our solicitations are targeted at potential customers that have been prescreened for creditworthiness, however, many of our products are sold through marketing channels that do not allow for prescreening, and in some locations, such as in the U.K., regulations prohibit us from prescreening customers based on credit information.

[2]	Capital One Auto Finance, Inc. was formerly known as Summit Acceptance Corporation. We changed its name to Capital One Auto Finance, Inc. on November 7, 2000.

We track and periodically review the results of our various solicitation campaigns. In developing our targeting strategies, we respect the privacy of our customers (and potential customers) by using customer information only in accordance with our privacy policies and applicable laws.

We are also pursuing a brand marketing, or “brand awareness”, strategy with the primary intent of differentiating ourselves from other credit card issuers based on the value proposition we offer our customers. This strategy is helping us build and maintain a valuable customer franchise and support our IBS and mass customization strategies.

Risk Management

We employ a comprehensive risk management process that integrates all aspects of an account’s life cycle, from origination to closure. We have a credit policy group that makes integrated marketing and credit policy decisions. This credit policy group consists of senior management representatives from the credit operations, risk management, marketing and analysis, and legal units. This group originates credit policy from the viewpoints of both profitability and credit risk, taking into consideration a multitude of factors.

An important element of our risk management process is our use of IBS to identify and target potential consumers with a goal of appropriately managing to risks that are inherent in the consumer lending business. We attempt continuously to monitor and improve the effectiveness of our information systems and processes such that senior management possesses the tools to manage portfolio risk and respond to changing market conditions and challenges.

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

Our prescreened account solicitation process uses information from credit reporting agencies to identify consumers who are likely to be approved for a credit card account. We vary the underwriting criteria used to prescreen potential applicants from time to time in accordance with our established policies and procedures relating to the operation of our consumer revolving lending business. We may change such policies from time to time. In order to establish the amount of the customer’s credit line, we analyze, and in some cases verify, the information on returned applications. We usually offer each customer whose credit request meets all of the applicable underwriting criteria a line of credit equal to or in excess of a minimum level we have established for each product offering. We also may review manually applications that are rejected by our credit scoring system because of inconsistencies in application information, inquiries from rejected applicants or for other reasons. Our credit analysts then have the ability to override decisions made by the system upon the receipt of additional information from an applicant or otherwise. Similar processes are in place for prescreened automobile financing customers who receive a maximum approved loan amount enabling them to shop for the automobile of their choice or refinance their current loans.

For non-prescreened solicitations, we generate names of prospective customers from a variety of sources, including third party list vendors and our internal sources, and then edit the list using internal and external sources to ensure quality and accuracy. We approve or decline prospective customers who respond to a solicitation based on information from both their application and a credit report from one or more credit reporting agencies. Our non-prescreened automobile financing customers are primarily generated both indirectly through a dealer channel and directly through the internet. As with our credit card business, these customers are approved or declined based on information from their application and credit report.

Account Management

We have found that active account management is necessary in order to respond to the changing economic environment and cardholder risk, usage and payment patterns. We periodically evaluate all accounts in our portfolio to determine their suitability for inclusion in various account management programs related to adjusting credit lines, pricing, stimulating usage, retention and collection.

For eligible accounts, such periodic review may result in more favorable pricing, higher credit lines, product upgrades or other enhancements in order to increase account usage or the overall profitability of an account. Conversely, for delinquent or other accounts with significant credit risk, periodic review may result in an account being reassigned to a higher risk category and hence not being eligible for credit line increases or, in certain circumstances, having pricing adjusted upward or the credit line reduced.

The IBS approach is also used to develop our retention strategies. We have developed integrated systems which evaluate account profitability and risk, test various strategies for cost and effectiveness in retaining cardholders and assist service representatives in negotiating potential pricing alternatives. Some of our card products, including those offering introductory interest rates, have a repricing feature after an initial period. We have developed methodologies for retaining these accounts and the balances in these accounts after the expiration of the introductory period.

Collection Procedures

We have used IBS to customize our collections strategies to determine the appropriate timing of collection activity based on our prediction of delinquencies and charge-offs. We generally consider an account delinquent if we have not received a minimum payment by the accountholder’s payment due date. We currently refer delinquent accounts for contact by phone between seven and 60 days after contractual delinquency, depending on the accountholder’s risk profile. We design our policies and procedures to encourage accountholders to pay delinquent amounts; for example, once a delinquent account has re-established a payment pattern with three consecutive minimum monthly payments, it can be re-aged as current. In the US, federal guidelines restrict how frequently an account can be re-aged, renewed or extended. Our re-aging policy for our businesses outside the US may differ in an immaterial manner. We reserve the right to suspend charging privileges at any time after an account attains delinquent status. We may also, at our discretion, enter into alternative arrangements with delinquent accountholders to extend or otherwise change payment schedules.

We charge-off as uncollectible an account (net of collateral, if any) at 180 days past-due, except with respect to certain installment loans and automobile loans, which we generally charge-off as uncollectible at 120 days past-due. In connection with a secured credit card account, except as set forth below, we apply funds deposited as collateral to payment on the account shortly before (or, in some cases at the time) the account is charged off as uncollectible. In connection with automobile loans, for which we retain a security interest in the automobile which is the subject of the loan, we charge-off up to 53% of the value of the loan on the charge-off date, with additional amounts potentially charged off at a later date following our sale of the collateral and recovery of the proceeds from such sale. With respect to automobile accounts, in certain limited circumstances including bankruptcies, instances where the customer cannot be located or where the amount at issue is a deficiency on an insurance loss, we will charge-off more than 53% on the charge-off date.

With respect to bankrupt credit card customers in the US, we charge-off the account within 30 days after we receive the bankruptcy petition. With respect to bankrupt automobile customers, in most cases, we charge-off accounts within 180 days of delinquency for Chapter 13 bankrupts and on repossession following lift of the automatic stay of the secured automobile for Chapter 7 bankrupts. With respect to secured credit card accounts, we apply funds deposited as collateral in satisfaction of the account only after the bankruptcy automatic stay is lifted. With respect to customer accounts in the UK, we charge-off accounts for individuals who are subject to Individual Voluntary Arrangements (“IVA”) with Creditors, which we do after we receive notification of the IVA and confirmation that the customer is failing to fulfill on the IVA. We charge-off accounts of deceased credit-card customers within 60 days of receiving proper notice if no estate exists against which a proof of claim can be filed, no other party remits payments, and no other responsible party is available. Credit card transactions suspected of being fraudulent are charged off to non-interest expense after a 60-day investigation period. We may change our credit evaluation, servicing and charge-off policies and collection practices over time in accordance with our business judgment, applicable law and guidelines established by applicable regulatory authorities.

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

We have developed proprietary integrated information systems which allow our employees to manage the large volumes of data collected as part of the IBS process and to use such data in our account solicitations, application processing, account management and retention strategies. Among other things, we use this information to predict consumer behavior and then match prospects to lending products with various terms and fees. These systems also allow our customer service representatives to access account specific information when responding to customer inquiries.

Funding

Our primary methods of funding include loan securitizations, issuing certificates of deposit, senior notes and other borrowings, and fed funds purchased from financial institutions. For a discussion of our funding program, see pages 23-24 and 32-34 of the Annual Report under the respective headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Managed Consumer Loan Portfolio” and “—Funding,” which are incorporated herein by reference.

Competition

As a marketer of credit card and other financial products, we face intense competition in all aspects of our business from numerous bank and non-bank providers of financial services. Many of these companies are substantially larger and have more resources than we do. We compete with international, national, regional and local issuers of Visa and MasterCard credit cards. In addition, American Express, Discover Card, Diner’s Club and, to a certain extent, smart cards and debit cards, represent additional competition to the general purpose credit card. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and customer loyalty is often limited. We also face competition from lenders in our automobile finance, installment loan, and other lending activities. We believe that IBS allows us to more effectively compete in both our current and new markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate yield on our loans will not be impacted by the nature of the competition that now exists or may later develop.

In addition, we face competition in seeking funding from banks, savings banks, money market funds and a wide variety of other entities that take deposits and/or sell debt securities, some of which are publicly traded. Many of these companies are substantially larger, have more capital and other resources and have better financial ratings than we do. Accordingly, there can be no assurance that competition from these other borrowers will not increase our cost of funds.

Intellectual Property

As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure. We actively pursue patent protection in the United States and internationally to protect certain important aspects of our business. We also undertake other measures to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain intellectual property without authorization. Our precautions may not prevent misappropriation or infringement of our intellectual property. In addition, our competitors also file patent applications for business methods that are used in our industry. The ability of our competitors to successfully apply for such patents may adversely effect our ability to compete. Conversely, our ability to obtain such patents may increase our competitive advantage. There can be no assurance that we will be successful in such efforts, or that the ability of our competitors to obtain such patents may not adversely impact our financial results.

Employees

As of December 31, 2001, we employed 21,648 employees, to whom we refer as “associates.” A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates is covered under a collective bargaining agreement.

Supervision and Regulation

General

The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). In addition to regulatory requirements imposed as a result of the Bank’s international operations (discussed below), the Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”), the Federal Reserve Board (the “Federal Reserve”), the Federal Reserve Bank of Richmond and the FDIC. The Bank is not a “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”), because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposits of less than

$100,000, other than as permitted as collateral for extensions of credit, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. Due to the Bank’s status as a limited purpose credit card bank, our non-credit card operations must be conducted in our other operating subsidiaries.

The Savings Bank is a federal savings bank chartered by the Office of Thrift Supervision (the “OTS”) and is a member of the Federal Home Loan Bank System. Its deposits are insured by the Savings Association Insurance Fund of the FDIC. The Savings Bank is subject to comprehensive regulation and periodic examination by the OTS and the FDIC.

The Corporation is not a bank holding company under the BHCA as a result of its ownership of the Bank because the Bank is not a “bank” as defined under the BHCA. If the Bank failed to meet the credit card bank exemption criteria described above, its status as an insured depository institution would make the Corporation subject to the provisions of the BHCA, including certain restrictions as to the types of business activities in which a bank holding company and its affiliates may engage. Becoming a bank holding company under the BHCA would affect the Corporation’s ability to engage in certain non-banking businesses. In addition, for purposes of the BHCA, if the Bank failed to qualify for the credit card bank exemption, any entity that acquired direct or indirect control of the Bank and also engaged in activities not permitted for bank holding companies could be required either to discontinue the impermissible activities or to divest itself of control of the Bank.

As a result of the Corporation’s ownership of the Savings Bank, the Corporation is a unitary savings and loan holding company subject to regulation by the OTS and the provisions of the Savings and Loan Holding Company Act. As a unitary savings and loan holding company, the Corporation generally is not restricted under existing laws as to the types of business activities in which it may engage so long as the Savings Bank continues to meet the qualified thrift lender test (the “QTL Test”). If the Corporation ceased to be a unitary savings and loan holding company as a result of its acquisition of an additional savings institution, as a result of the failure of the Savings Bank to meet the QTL Test, or as a result of a change in control of the Savings Bank, the types of activities that the Corporation and its non-savings association subsidiaries would be able to engage in would generally be limited to those eligible for bank holding companies.

Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), bank holding companies may engage in an expanded range of activities, including the securities and insurance businesses. To do so, a bank holding company may voluntarily elect to become a “financial holding company.” While these changes are significant in their impact upon the traditional banking, securities and insurance industries, the impact upon us is less significant in light of the fact that we are regulated as a unitary thrift holding company and not as a bank holding company or a financial holding company. As a result, we may engage in both the full range of activities authorized for bank or financial holding companies, as well as additional non- banking activities typically impermissible for such entities. In addition, the GLB Act permits a limited-purpose credit card bank such as the Bank to establish one or more foreign banking subsidiaries that are not subject to the business-line limitations credit card banks face domestically. Therefore, such foreign banking subsidiaries could engage in non-credit card lending and could accept retail deposits overseas.

While the GLB Act does not impact the permissible range of our activities, it does impose some limitations on the future activities of unitary thrift holding companies. Existing unitary thrift holding companies such as the Corporation are “grandfathered” with full powers to continue and expand their current activities. Grandfathered unitary thrift holding companies, however, may not be acquired by nonfinancial companies and maintain their grandfathered powers. In addition, if a grandfathered unitary thrift holding company is acquired by a financial company without such grandfather rights, it may lose its ability to engage in certain non-banking activities otherwise ineligible for bank holding companies or financial holding companies.

The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia’s Bureau of Financial Institutions.

We have filed applications with the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia, Bureau of Financial Institutions, to merge the Bank and the Savings Bank. If approved, the Bank would be the surviving institution, and would, concurrently with the merger, convert from a state-chartered limited purpose credit card bank to a state-chartered savings bank. The resulting institution would retain the name “Capital One Bank,” as well as its membership in the Federal Reserve System. The merger would not change the regulatory status of the Corporation, which would remain a grandfathered unitary thrift holding company and would not be subject to the activity limitations applicable to a bank holding company or a financial holding company.

Our automobile financing activities fall under the scrutiny of the state agencies having supervisory authority under applicable sales finance laws or consumer finance laws in most states.

Dividends and Transfers of Funds

Dividends to the Corporation from its direct and indirect subsidiaries represent a major source of funds for the Corporation to pay dividends on its stock, make payments on its debt securities and meet its other obligations. There are various federal and Virginia law limitations on the extent to which the Bank and the Savings Bank can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, Federal Reserve, OTS and Virginia law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act governing transactions between an insured depository institution and its affiliates and general federal and Virginia regulatory oversight to prevent unsafe or unsound practices. In general, federal banking laws prohibit an insured depository institution, such as the Bank and the Savings Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. In addition, the Savings Bank is required to give the OTS at least 30 days’ advance notice of any proposed dividend. Under OTS regulations, other limitations apply to the Savings Bank’s ability to pay dividends, the magnitude of which depends upon the extent to which the Savings Bank meets its regulatory capital requirements. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by the Bank if the Bureau of Financial Institutions determines that such a limitation would be in the public interest and necessary for the Bank’s safety and soundness.

Capital Adequacy

The Bank and the Savings Bank are currently subject to capital adequacy guidelines adopted by the Federal Reserve and the OTS, respectively. For a further discussion of the capital adequacy guidelines, see page 34 of the Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy” and Note J to Consolidated Financial Statements on page 57, which are incorporated herein by reference.

In January 2001, the Basel Committee on Banking Supervision issued for public comment a proposal to revise significantly the current international capital adequacy accord, the purpose of which is to ensure that banking organizations maintain prudent levels of capital, make regulatory capital standards more reflective of banking risks, and provide incentives for organizations to enhance their risk management capabilities. If ultimately adopted, this proposal may require some banks to increase their current capital levels.

FDICIA

Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” (“PCA”) in respect of insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The capital categories are determined solely for the purposes of applying FDICIA’s PCA provisions, as discussed below, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of the Bank or the Savings Bank. As of December 31, 2000, each of the Bank and the Savings Bank met the requirements for a “well-capitalized” institution. A “well-capitalized” classification should not necessarily be viewed as describing the condition or future prospects of a depository institution, including the Bank and the Savings Bank.

Under FDICIA’s PCA system, an insured depository institution in the “undercapitalized category” must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5.00% of the insured depository institution’s assets at the time it became undercapitalized, or the amount needed to comply with the plan. An insured depository institution in the undercapitalized category also is subject to limitations in numerous areas including, but not limited to, asset growth, acquisitions, branching, new business lines, acceptance of brokered deposits and borrowings from the Federal Reserve. Progressively more burdensome restrictions are applied to insured depository institutions in the undercapitalized category that fail to submit or implement a capital plan and to insured depository institutions that are in the significantly undercapitalized or critically undercapitalized categories. In addition, an insured depository institution’s primary federal banking agency is authorized to downgrade the institution’s capital category to the next lower category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its capital, asset quality, management, earnings liquidity and sensitivity to market risk.

“Critically undercapitalized” insured depository institutions (which are defined to include institutions that still have a positive net worth) may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). Thus, in the event an institution became critically undercapitalized, it would generally be prohibited from making payments on its subordinated debt securities. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator.

FDICIA also requires the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss in respect of such institution. The FDIC has since adopted a system that imposes insurance premiums based upon a matrix that takes into account an institution’s capital level and supervisory rating.

The Bank and the Savings Bank may accept brokered deposits as part of their funding. Under FDICIA, only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. Adequately-capitalized institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution’s normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the institution’s normal market area.

Liability for Commonly-Controlled Institutions

Under the “cross-guarantee” provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), insured depository institutions such as the Bank and the Savings Bank may be liable to the FDIC in respect of any loss or reasonably anticipated loss incurred by the FDIC resulting from the default of, or FDIC assistance to, any commonly controlled insured depository institution. The Bank and the Savings Bank are commonly controlled within the meaning of the FIRREA cross-guarantee provision.

Investment Limitation and Qualified Thrift Lender Test

Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank’s assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain “qualified thrift investments” (residential mortgages and related investments, including certain mortgage backed and mortgage related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every 12 months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities, including the activity restrictions that apply generally to bank holding companies and their affiliates and potential loss of grandfathered rights under the GLB Act. As of December 31, 2001, 82.07% of the Savings Bank’s portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

Subprime Lending Guidelines

On January 31, 2001, the federal banking agencies, including the Federal Reserve and the OTS, issued “Expanded Guidance for Subprime Lending Programs” (the “Guidelines”). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in subprime lending. The Guidelines adopt a broad definition of “subprime” loans which likely covers more than one-third of all consumers in the United States. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, a portion of our loan assets may be viewed by the examiners as “subprime”. Thus, under the Guidelines, bank examiners could require the Bank or the Savings Bank to hold additional capital (up to one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, at December 31, 2001 the Bank and the Savings Bank each met the requirements for a “well-capitalized” institution, and management believes that each institution is holding an appropriate amount of capital or loan loss reserves against higher risk assets. Management also believes we have general risk management practices in place that are appropriate in light of our business strategy. Significantly increased capital or loan loss reserve requirements, if imposed, however, could have a material impact on the Corporation’s consolidated financial statements.

Regulation of Lending Activities

The activities of the Bank and the Savings Bank as consumer lenders also are subject to regulation under various federal laws, including the Truth-in- Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act and the Soldiers’ and Sailors’ Civil Relief Act, as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order the

Bank and the Savings Bank to compensate injured borrowers. Borrowers may also have a private right of action to bring actions for certain violations. Federal bankruptcy and state sales finance laws (in the area of our automobile financing business) and state debtor relief and collection laws also affect the ability of the Bank and the Savings Bank to collect outstanding balances owed by borrowers.

Privacy

The GLB Act requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers and consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. We have a written privacy policy posted on our web site, which we will deliver each of our customers when the customer relationship begins, and annually thereafter, in compliance with the GLB Act. Pursuant to that policy, we protect the security of information about our customers, educate our employees about the importance of protecting customer privacy, and allow our customers to remove their names from the solicitation lists we use and share with others. We require business partners with whom we share such information to abide by the redisclosure and reuse provisions of the GLB Act. We have developed and implemented programs to fulfill on the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act. With respect to our newly acquired subsidiary, PeopleFirst, Inc., we are in the process of migrating PeopleFirst’s privacy policy to be in accordance with ours. As our regulators establish further guidelines for addressing customer privacy issues, we may need to amend our privacy policy and adapt our internal procedures.

In addition to adopting federal requirements regarding privacy, the GLB Act also permits individual states to enact stricter laws relating to the use of customer information. Vermont has done so by regulation, and many states, notably California, are expected to consider such proposals which may impose additional requirements or restrictions on us.

Investment in the Corporation, the Bank and the Savings Bank

Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or Virginia law. Investors are responsible for insuring that they do not, directly or indirectly, acquire shares of capital stock of the Corporation in excess of the amount which can be acquired without regulatory approval.

The Bank and the Savings Bank are each “insured depository institutions” within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Company without, in most cases, prior written approval of the Federal Reserve or the OTS, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of voting stock of the Corporation. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations.

Although the Bank is not a “bank” within the meaning of Virginia’s reciprocal interstate banking legislation (Chapter 15 of Title 6.1 of the Code of Virginia), it is a “bank” within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the “Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Bureau of Financial Institutions.

International Regulation

We also face regulation in certain foreign jurisdictions where we currently, and may in the future, operate. Those regulations may be similar to or substantially different from the regulatory requirements we face in the United States.

In the United Kingdom, we operate through the UK Bank, which was established in 2000. The UK Bank is regulated by the Financial Services Authority and licensed by the Office of Fair Trading (the “OFT”). The UK Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the UK. The UK Bank has also been granted a full license by the OFT to issue consumer credit under the Consumer Credit Act-1974. The FSA requires the UK Bank to maintain certain capital ratios at all times. In addition, the UK Bank is limited by the UK Companies Act-1985 in its distribution of dividends to the Bank in that such dividends may only be paid out of the UK Bank’s “distributable profits.”

In Canada, we operate principally through a recently established branch of the Bank (the “Canadian Branch”) which, like the Bank, is engaged solely in the issuance of credit cards. Our installment loan business in Canada is conducted through a separately incorporated finance company subsidiary of the Corporation. The Canadian Branch is considered a federally regulated financial institution (“FRFI”) under the Canadian Bank Act, and is authorized and supervised by the Canadian Office of the Superintendent of Financial Institutions (“OSFI”).

In France, we operate through a branch of the UK Bank which was established under the European Union’s passport authority. This branch issues credit cards and installment loans.

Interstate Taxation

Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. Based on the volume of our business in these states and the nature of the legislation passed to date, we currently believe that this development will not materially affect our financial condition. The states may also consider legislation to tax income derived from transactions conducted through the Internet. We currently solicit accounts and take account information via the Internet. It is unclear at this time, however, whether and in what form any such legislation will be adopted or, if adopted, what its impact on us would be.

Legislation

Legislation has been introduced requiring additional disclosures for credit cards and other types of consumer lending. Such legislation could place additional restrictions on the practices of credit card issuers and consumer lenders generally. Additional proposals have been made to change existing federal bankruptcy laws, to expand the privacy protections afforded to customers of financial institutions, and to reform the federal deposit insurance system. It is unclear at this time whether and in what form any such legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank or the Corporation would be. Congress or individual states may in the future consider other legislation that would materially affect the banking or credit card industries.

Risk Factors

This Annual Report on Form 10-K contains forward-looking statements. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information relating to our future earnings per share, return on equity, growth in managed loans outstanding and customer accounts, net interest margins, funding costs, operations costs and employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or similar expressions. We have based these forward-looking statements on our current plans, estimates and projections, and you should not unduly rely on them.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed below. Our future performance and actual results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the factors discussed below in evaluating these forward-looking statements.

This section highlights specific risks that could affect our business and us. Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

We Face Intense Competition in all of our Markets

We face intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards and providers of other types of financial services (such as home equity lines and other products). We face similarly competitive markets in our automobile financing and installment loan activities. In addition, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry, including in the credit card business. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Other credit card companies may compete with us for customers by offering lower interest rates and fees and/or higher credit limits. Because customers generally choose credit card issuers based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. We may lose entire accounts, or may lose account balances, to competing card issuers. Our automobile financing and installment products also face intense competition on the basis of price, and we may similarly face customer attrition for these products. Customer attrition from any or all of our products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings.

We face intense pricing competition in a wide array of credit card products and services, such as our low fixed-rate cards, introductory interest rate cards, secured cards and other customized cards. Thus, the cost to acquire new accounts will continue to vary among product lines and may reasonably be expected to rise as we move beyond the domestic card market depending on economies of scale. We expect that competition will continue to grow more intense with respect to most of our products, including our products offered internationally.

Fluctuations in Our Accounts and Loan Balances

The number of accounts and aggregate total of loan balances of our domestic credit card portfolio (including the rate at which they grow) will be affected by a number of factors, including how we allocate our marketing investment among different products and the rate at which customers transfer their accounts and loan balances to us or away from us to competing card issuers. Such accounts and loan balances are also affected by general economic conditions, which may increase or decrease the amount of spending by our customers and affect their ability to repay their loans, and other factors beyond our control.

Because we designed our IBS to take advantage of market opportunities by differentiating among customers and targeting growth opportunities, we cannot forecast how much we will spend for marketing, how we will spend such funds, or on which products. Accordingly, our account and loan balance growth is affected by which products our IBS identifies as targeted growth opportunities and our continual reassessment of those targets, general economic conditions, and many other factors. Our results, therefore, will vary as marketing investments, accounts and loan balances fluctuate.

It is Difficult to Sustain and Manage Growth

Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business. Second, we desire to grow our lending business, including credit cards, internationally, in the United Kingdom, Canada and beyond. Third, we hope to identify, pursue and expand new business opportunities, such as automobile financing, installment lending and other types of consumer lending activities. Our management believes that, through IBS, we can achieve these objectives. However, there are several types of factors that can affect our ability to do so, including:

•
Funding.    Our ability to grow may be constrained by our ability to generate funding sufficient to both create the liquidity necessary to extend loans to our customers and to provide us with the capital necessary to meet the requirements of our regulators, the rating agencies and our own prudent management principles. Our ability to generate this funding, especially capital funding which can come from only limited sources, is limited by a number of factors, such as the regulatory environment and our corporate structure. In addition, our ability to raise funds is strongly affected by the general state of the United States and world economies, and will be more difficult in a recessionary economy such as the one we currently face. See “—We May Experience Limited Availability of Financing and Variation in Our Funding Costs” below.

•
Credit Risk.    As a consumer lender, factors affecting our growth (including our ability to obtain funding and our ability to generate account balance growth), are also affected by the delinquency and charge-off levels of our accounts. Our delinquency and charge-off levels are also affected by the general state of the United States and world economies, and may likely be adversely impacted by a recessionary economy. See “—We May Experience Increased Delinquencies and Credit Losses” below.

•	Business Risk. Our ability to grow is driven by the success of our fundamental business plan. This risk has many components, including:

→
Customer and Account Growth.    As a business driven by customer finance, our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, and have sufficient funding available for marketing activities that generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

→
Product Risk.    Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including among other things operational constraints and legal difficulties, will affect the success of such products or services and can cause losses associated with the costs to develop unsuccessful products and services. In addition, customers may not accept the new products and services offered.

•
Operational Risk.    Our ability to grow successfully is also dependent on our ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as we expand and recruit experienced management and operations personnel with the experience to run an increasingly complex business. In addition, we operate in a highly regulated industry, and our ability to grow our business, both in credit card issuance and by expanding into international and new lending opportunities, may be adversely affected by the legal and regulatory environment we face, which may change at any time and which is outside of our control.

•
International Expansion.    Our expansion internationally is affected by additional factors, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

•
Consumer Finance Expansion.    Our ability to expand our business by undertaking consumer lending activities outside of our card business is also affected by additional factors, such as the ability to identify and execute on new business opportunities to which we can successfully apply our IBS.

We May Experience Limited Availability of Financing and Variation in Our Funding Costs

The securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances is one of our major sources of funding. As of December 31, 2001, we had $27.4 billion, or approximately 60%, of our total loans subject to securitization transactions. Our future ability to use securitization as a funding source depends on the difficulty and expense associated with such funding. Until now, we have used securitization funding because the terms were economically acceptable. However, our continued reliance on this funding source will be affected by many factors. Economic, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms both domestically and internationally, where the securitization of consumer loans may be on terms more or less favorable than in the United States. For example, securitizations that meet the criteria for sale treatment under generally accepted accounting principles may not always be an attractive source of funding for us, and we may have to seek other more expensive funding sources in the future. In such event, our earnings could be reduced and we might be unable to grow in a manner consistent with our past growth. In addition, the occurrence of certain events may cause previously completed securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. This early amortization would also have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as effected off-balance sheet loans would have to be recorded on the balance sheet and so would be subject to regulatory capital requirements.

In general, the amount, type and cost of our financing, including financing from other financial institutions, the capital markets and deposits, can positively or negatively affect our financial results. A number of factors could make such financing more difficult, more expensive or unavailable including, but not limited to, changes within our organization, changes in the activities of our business partners, changes affecting our investments, our corporate and regulatory structure, interest rate fluctuations and accounting and regulatory changes.

In addition, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of funding. As private entities, ratings agencies have broad discretion in the assignment of rating. For example, our company currently receives ratings from several ratings agencies. Because we depend on the capital markets for funding and capital a strong rating (particularly an investment grade rating) is important. A below investment grade rating typically reduces availability and increases the cost of market-based funding. Currently we are rated by one ratings agency as below investment grade. We are rated by other ratings agencies as just at investment grade. If these ratings were to be lowered, we could experience reduced availability and increased cost of funding from the capital markets. This result could make it difficult for us to grow at or to a level we currently anticipate, or even consistent with levels of growth in prior years. The immediate impact of a ratings downgrade on other sources of funding, however, would be limited, as deposit funding and pricing are not generally determined by corporate debt ratings and our various credit facilities do not contain covenants triggered by a ratings downgrade.

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

Because we offer to our customers credit lines, the full amount of which is most often not used, we have exposure to these unfunded lines of credit; these credit lines could be used to a greater extent than our historical experience would predict. If actual use of these lines were to materially exceed predicted line usage, we would need to raise more funding than anticipated in our current funding plans. It could be difficult to raise such funds, either at all, or at favorable rates.

We May Experience Increased Delinquencies and Credit Losses

Like other credit card lenders and providers of consumer financing, we face the risk that we will not be able to collect on our accounts because accountholders and other borrowers will not repay their credit card and other unsecured loans. Consumers who miss payments on their credit card and other unsecured loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit card and other unsecured loans. Therefore, the rate of missed payments, or “delinquencies,” on our portfolio of loans, and the rate at which consumers may be expected to file for bankruptcy, can be used to predict the future rate at which we will charge-off our consumer loans. A high charge-off rate would hurt our overall financial performance and the performance of our securitizations and increase our cost of funds.

Widespread increases in past-due payments and nonpayment are likely to occur if the country or a region experiences an economic downturn, such as a recession. In addition, credit card accounts tend to exhibit a rising trend of delinquency and credit losses as they “season,” or age. As a result of seasoning of our portfolio and other factors, we have experienced an increase in our managed net charge-off rate from 3.92% in the third quarter of 2001 to 4.42% in the fourth quarter of 2001. Delinquencies and credit losses may also occur for other reasons. For example, fraud can cause losses. Likewise, if we make fewer loans than we have in the past, the proportion of new loans in our portfolio will decrease and the delinquency rate and charge-off rate may increase. Therefore, the seasoning of accounts or a slowdown in the rate at which we acquire new accounts may require higher loan loss provisions and reserves. This would reduce our earnings unless offset by other changes. We do, as provided for by the applicable accounting rules, have allowances for losses from delinquencies and charge-offs. There can be no assurance, however, that such allowances will be sufficient to account for actual losses.

In addition, we market our products to a broad range of consumers, including those who have less experience with credit, and who therefore tend to experience higher delinquency and charge-off rates. Our goal is to use IBS to set the credit limits and price products for consumers relative to the risk of anticipated associated losses, but we cannot be certain that we have set high enough fees and rates for certain accounts to offset the higher delinquency and loss rates we may experience from such accounts.

We Face Risk From Economic Downturns and Social Factors

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. Accordingly, an economic downturn or recession (either local or national), such as the one we are currently experiencing, can hurt our financial performance as accountholders default on their loans or, in the case of card accounts, carry lower balances. As we increasingly market our cards internationally, an economic downturn or recession outside the United States also could hurt our financial performance. A variety of social factors also may cause changes in credit card and other consumer finance use, payment patterns and the rate of defaults by accountholders and borrowers. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards and other consumer debt and changing attitudes about incurring debt and the stigma of personal bankruptcy. Our goal is to manage these risks through our underwriting criteria and product design, but these tools may not be enough to protect our growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.

We Face Risk of Interest Rate and Exchange Rate Fluctuations

Like other financial institutions, we borrow money from institutions and depositors which we then lend to customers. We earn interest on the consumer loans we make, and pay interest on the deposits and borrowings we use to fund those loans. Changes in these two interest rates affect the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be hurt if the rates on our consumer loans fall more quickly than those on our borrowings.

The financial instruments and techniques we use to manage the risk of interest rate fluctuations, such as asset/liability matching, interest rate swaps and hedges, may not always work successfully. Our goal is generally to maintain an interest rate neutral or “matched” position, where interest rates on loans and borrowings go up or down by the same amount and at the same time so that interest rate changes for loans or borrowings will not affect our earnings. We cannot, however, always achieve this position at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, our earnings could be less than we may have anticipated.

We also manage these risks partly by changing the interest rates we charge on our credit card accounts. The success of repricing accounts to match an increase or decrease in our borrowing rates depends on the overall product mix of such accounts, the actual amount of accounts repriced, the rate at which we are originating new accounts and our ability to retain accounts (and the related loan balances) after repricing. For example, if we increase the interest rate we charge on our credit card accounts and the accountholders close their accounts as a result, we won’t be able to match our increased borrowing costs as quickly if at all.

Similarly, we face some foreign currency exchange rate risk, which refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. Our foreign currency exchange rate risk is limited to the unhedged portion of our net investment in our foreign subsidiaries. We use forward exchange contracts and foreign exchange swap agreements to reduce our exposure to foreign currency exchange rate risk.

Changes in Regulation and Legislation Can Affect Our Results

Federal and state laws and rules, as well as rules to which we are subject in foreign jurisdictions in which we conduct business, significantly limit the types of activities in which we engage. For example, federal and state consumer protection laws and rules limit the manner in which we may offer and extend credit. From time to time, the United States Congress and the states consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry. Such new laws or rules could limit the amount of interest or fees we can charge, restrict our ability to collect on account balances, or materially affect us or the banking or credit card industries in some other manner. Additional federal and state consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict our ability to share or receive customer information.

The laws governing bankruptcy and debtor relief, in the U.S. or in foreign jurisdictions in which we conduct business, also could change, making it more expensive or more difficult for us to collect from our customers. Congress currently is considering legislation that would change the existing federal bankruptcy laws. One intended purpose of this legislation is to increase the collectibility of unsecured debt, however, it is not clear whether or in what form Congress may adopt this legislation and we cannot predict how this legislation may affect us.

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. The banking agencies have recently issued examiner guidelines governing subprime lending activities which may require financial institutions engaged in such lending to carry higher levels of capital and/or loan loss reserves. Regulators have also recently restricted the ability of two credit card issuers to provide further credit to higher risk customers due principally to supervisory concerns over rising charge-off rates and capital adequacy. We maintain an active dialogue with our banking agency regulators and believe that our capital levels and risk management practices are appropriate for our business. We cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the agencies will be applied to the Bank or the Savings Bank or the resulting effect on the Corporation, the Bank or the Savings Bank.

In addition, the existing laws and rules, both in the U.S and in the foreign jurisdictions in which we conduct operations, are complex. If we fail to comply with them we might not be able to collect our loans in full, or we might be required to pay damages or penalties to our customers. For these reasons, new or changes in existing laws or rules could hurt our profits.

Fluctuations in Our Expenses and Other Costs May Hurt Our Financial Results

Our expenses and other costs, such as human resources and marketing expenses, directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they grow. For example, increases in postal rates currently contemplated by postal regulators could raise our costs for postal service, which is a significant component of our expenses for marketing and for servicing our 43.8 million accounts as of December 31, 2001. As our business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization or a reevaluation of business strategies. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.

Statistical Information

The statistical information required by Item 1 can be found in our Annual Report, and is incorporated herein by reference, as follows:

	Guide 3 Disclosure	Page In The Company’s Annual Report to its Stockholders for The Year Ended December 31, 2001
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	25-29
II.	Investment Portfolio	49
III.	Loan Portfolio	21-24; 29-32; 35; 46; 50; 62-63
IV.	Summary of Loan Loss Experience	31-32
V.	Deposits	27; 32-34
VI.	Return on Equity and Assets	21
VII.	Other Borrowings	32-34

Item 2.    Properties

We lease our principal executive office at 2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia, consisting of approximately 43,400 square feet. The lease is scheduled to expire on February 28, 2005. We own administrative offices and credit card facilities in Richmond, Virginia, consisting of approximately 470,000 square feet, from which we conduct our credit, collections, customer service and other operations. We also lease additional facilities consisting of an aggregate of approximately 3,946,000 square feet (excluding the principal executive office) from which credit, collections, customer service and other operations are conducted, in Virginia, Florida, Texas, Idaho, Washington, Massachusetts, the United Kingdom, France and Canada. We also own a facility in Tampa, Florida, consisting of approximately 119,000 square feet and another facility in Nottingham, Great Britain, consisting of approximately 483,000 square feet.

We plan to consolidate our Northern Virginia operations into a single campus located in McLean, Virginia, and are scheduled to complete construction of a 14 story office building consisting of approximately 533,000 square feet by the end of 2002. On January 30, 2001, we purchased approximately 316 acres of land in Goochland County, Virginia for the construction of an office campus to consolidate certain of our operations in the Richmond area. Two buildings consisting of approximately 320,000 square feet are scheduled to be completed in 2002.

Item 3.    Legal Proceedings

The information required by Item 3 is included in the Annual Report on pages 58-59 under the heading “Notes to Consolidated Financial Statements—Note L—Commitments and Contingencies.”

Item 4.    Submission of Matters To a Vote of Security Holders

During the fourth quarter of our fiscal year ending December 31, 2001, no matters were submitted to a vote of our stockholders.

PART II

Item 5.    Market For Company’s Common Stock And Related Stockholder Matters.

The information required by Item 5 is included under “Supervision and Regulation—Dividends and Transfers of Funds” herein and in the Annual Report on pages 32-35 under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding” and “—Capital Adequacy,” on page 39 under the heading “Selected Quarterly Financial Data” and on pages 57-58 in Note K to Consolidated Financial Statements, and is incorporated herein by reference and filed as part of Exhibit 13.

Item 6.    Selected Financial Data.

The information required by Item 6 is included in the Annual Report on page 21 under the heading “Selected Financial and Operating Data,” and is incorporated herein by reference and filed as part of Exhibit 13.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The information required by Item 7 is included in the Annual Report on pages 22-38 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference and filed as part of Exhibit 13.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk.

The information required by Item 7A is included in the Annual Report on page 35 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity,” and is incorporated herein by reference and filed as part of Exhibit 13.

Item 8.    Financial Statements And Supplementary Data.

The information required by Item 8 is included in the Annual Report on page 41 under the heading “Report of Independent Auditors,” on pages 42-46 under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” and on page 39 under the heading “Selected Quarterly Financial Data,” and is incorporated herein by reference and filed as part of Exhibit 13.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors And Executive Officers Of The Company.

The information required by Item 10 is included in the Corporation’s 2002 Proxy Statement (the “Proxy Statement”) on pages 6-9 under the heading “Information About Our Directors and Executive Officers and is incorporated herein by reference. The Proxy Statement was filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2001 fiscal year.

Item 11.    Executive Compensation.

The information required by Item 11 is included in the Proxy Statement on pages 10-11 under the heading “Information About Our Directors and Executive Officers—Compensation of the Board,” on pages 13-20 under the heading “Compensation of Executive Officers” and on pages 21-25 under the heading “Report of the Compensation Committee on Executive Compensation,” and is incorporated herein by reference.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management.

The information required by Item 12 is included in the Proxy Statement on pages 4-5 under the heading “Information About Capital One’s Common Stock Ownership,” and is incorporated herein by reference.

Item 13.    Certain Relationships And Related Transactions

The information required by Item 13 is included in the Proxy Statement on page 12 under the heading “Information About Our Directors and Executive Officers—Related Party Transactions,” and on pages 14-15 in Footnote (9) to the Summary Compensation Table, and is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)  (1) The following consolidated financial statements of Capital One Financial Corporation, included in the Annual Report, are incorporated herein by reference in Item 8:

Report of Independent Auditors, Ernst & Young LLP

Consolidated Balance Sheets—As of December 31, 2001 and 2000

Consolidated Statements of Income—Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000, 1999

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data—As of and for the years ended December 31, 2001 and 2000

(2)  All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

(3)  Exhibits:

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K

The Company filed on October 17, 2001 a Current Report on Form 8-K dated October 16, 2001, Commission File No. 1-13300, enclosing its press release dated October 16, 2001.

The Company filed on October 25, 2001 a Current Report on Form 8-K dated October 24, 2001, Commission File No. 1-13300, enclosing its press release dated October 24, 2001.

The Company filed on November 2, 2001 a Current Report on Form 8-K dated November 2, 2001, Commission File No. 1-13300, enclosing Amendment Number 2 to Rights Agreement dated as of October 18, 2001 between Capital One Financial Corporation and Equiserve Trust Company, N.A. (as successor to First Trust Company of New York) as Rights Agent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

By:	/S/ DAVID M. WILLEY
David M. Willey Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 22d day of March, 2002.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 22, 2002
/s/ NIGEL W. MORRIS Nigel W. Morris	Director, President and Chief Operating Officer	March 22, 2002
/s/ DAVID M. WILLEY David M. Willey	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 22, 2002
/s/ W. RONALD DIETZ W. Ronald Dietz	Director	March 22, 2002
/s/ JAMES A. FLICK, JR. James A. Flick, Jr	Director	March 22, 2002
/s/ PATRICK W. GROSS Patrick W. Gross	Director	March 22, 2002
/s/ JAMES V. KIMSEY James V. Kimsey	Director	March 22, 2002
/s/ STANLEY I. WESTREICH Stanley I. Westreich	Director	March 22, 2002

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2001

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “1994 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994; (ii) the “1995 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995; (iii) the “1996 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996; (iv) the “1997 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997; (v) the “1998 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998; (vi) the “1999 Form 10-K/A” are to the Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and (vii) the “2000 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit Number	Description
3.1.1	Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the 1994 Form 10-K).
3.1.2
Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Report on Form 8-K, filed January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the 1999 10-K/A).
4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 1997 Form 10-K).
4.2.1
Rights Agreement dated as of November 16, 1995 between Capital One Financial Corporation and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed November 16, 1995).

4.2.2
Amendment to Rights Agreement dated as of April 29, 1999 between Capital One Financial Corporation and First Chicago Trust Company of New York, as successor to Mellon Bank, N.A. (incorporated by reference to Exhibit 4.2.2 of the 1999 10-K/A).

4.2.3
Amendment Number 2 to Rights Agreement dated as of October 18, 2001 between Capital One Financial Corporation and Equiserve Trust Company, N.A. (as successor to First Trust Company of New York) as Rights Agent (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed November 2, 2001).

4.3
Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 1996).

4.4.1
Distribution Agreement dated June 6, 2000 among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2000).

4.4.2	Copy of 6.875% Notes, due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.2 of the 2000 Form 10-K).

Exhibit Number	Description
4.4.3	Copy of Floating Rate Notes, due 2003, of Capital One Bank (incorporated by reference to Exhibit 4.4.3 of the 2000 Form 10-K).
4.4.4	Copy of 8 1/4% Fixed Rate Notes, due 2003, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the 2000 Form 10-K).
4.4.5	Copy of 6.5% Notes, due 2004, of Capital One Bank.
4.4.6	Copy of 6.875 Notes dues 2006, of Capital One Bank.
4.5.1
Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed November 13, 1996).

4.5.2	Copy of 7.25% Notes, Due 2003, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.2 of the 1996 Form 10-K).
4.5.3	Copy of 7 1/8% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).
4.5.4	Copy of 7% Notes, due 2006, of the Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the 1999 Form 10-K/A).
4.5.5	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation
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

10.1	[Reserved]
10.2.1
Lease Agreement, dated as of December 5, 2000, among First Union Development Corporation, as Lessor, and Capital One F.S.B. and Capital One Bank, jointly and severally, as Lessees (incorporated by reference to Exhibit 10.2.1 of the 2000 Form 10-K).

10.2.2
Participation Agreement, dated as of December 5, 2000, among Capital One F.S.B. and Capital One Bank as construction agents and lessees, Capital One Financial Corporation as guarantor, First Union Development Corporation as Lessor, the various financing parties named therein, and First Union National Bank as Agent (incorporated by reference to Exhibit 10.2.2 of the 2000 Form 10-K).

10.2.3
Guaranty, dated as of December 5, 2000, from Capital One Financial Corporation in favor of First Union Development Corporation and the various other parties to the Participation Agreement, dated as of December 5, 2000 (incorporated by reference to Exhibit 10.2.3 of the 2000 Form 10-K).

10.3*
Form of Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and each of Richard D. Fairbank, Nigel W. Morris and John G. Finneran Jr. (incorporated by reference to Exhibit 10.3 of the 1999 10-K/A).

10.4*	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan.

Exhibit Nubmer	Description
10.5	[Reserved]
10.6*	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).
10.7*	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2000 Form 10-K).
10.8
Multicurrency Revolving Credit Facility Agreement dated as of August 11, 2000 by and between Capital One Bank, as borrower, Capital One Financial Corporation, as guarantor, and Chase Manhattan PLC, as lender (incorporated by reference to Exhibit 10.5 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2000).

10.10
Amended and Restated Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.10.2 of the 1999 Form 10-K/A).

10.11*	Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.20 of the 1995 Form 10-K).
10.12*	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.21 of the 1995 Form 10-K).
10.13*	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.22 of the 1995 Form 10-K).
10.14*	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).
10.15
Services Agreement dated as of April 1, 1999 by and between D’Arcy Masius Benton & Bowles USA, Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 10.15 of the 1999 Form 10-K/A).

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

Exhibit Number	Description
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

10.19	[Reserved]
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

10.23
Participation Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 among Capital One Realty, Inc., as construction agent and lessee, Capital One Bank, as guarantor, First Security Bank, N.A. as owner trustee under the Capital One Realty Trust 1998-1, and the holders and lenders named therein, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.23 of the 1999 Form 10- K/A).

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

10.26
Participation Agreement (Capital One Services, Inc.) dated as of September 3, 1999 among Capital One Services, Inc. as construction agent as lessee, Capital One Financial Corporation, as guarantor, First Security Bank, N.A., as owner trustee under the Capital One Realty Trust 1998-1, the holders and lenders named therein, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.26 of the 1999 Form 10-K/A).

13	The portions of Capital One Financial Corporation’s 2001 Annual Report to Stockholders that are incorporated by reference herein.
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP.

*	Indicates a management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.