Form 10-Q
period 2002-03-31
CAPITAL ONE FINANCIAL CORP
filed 2002-05-15
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES            EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2002

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
Yes    X    No

As of April 30, 2002 there were 219,869,566 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION
FORM 10-Q
INDEX

March 31, 2002

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

              Item 3.     Quantitative and Qualitative Disclosure of Market Risk

PART II.    OTHER INFORMATION

              Item 4.     Submission of Matters to a Vote of Security Holders

              Item 6.     Exhibits and Reports on Form 8-K

                                     Signatures

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

	March 31	December 31
	2002	2001
Assets:
Cash and due from banks	$350,738	$355,680
Federal funds sold and resale agreements	13,260	19,802
Interest-bearing deposits at other banks	105,063	331,756
Cash and cash equivalents	469,061	707,238
Securities available for sale	3,175,366	3,115,891
Consumer loans	24,427,642	20,921,014
Less: Allowance for loan losses	(990,000)	(840,000)
Net loans	23,437,642	20,081,014
Accounts receivable from securitizations	2,218,472	2,452,548
Premises and equipment, net	789,572	759,683
Interest receivable	148,547	105,459
Other	1,026,051	962,214
Total assets	$31,264,711	$28,184,047
Liabilities:
Interest-bearing deposits	$14,633,871	$12,838,968
Senior notes	5,422,896	5,335,229
Other borrowings	4,879,427	3,995,528
Interest payable	173,659	188,160
Other	2,475,226	2,502,684
Total liabilities	27,585,079	24,860,569
Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized1,000,000,000 shares; 221,384,434 and 217,656,985 shares issued as of March 31, 2002 and December 31, 2001, respectively	2,214	2,177
Paid-in capital, net	1,532,034	1,350,108
Retained earnings	2,273,049	2,090,761
Cumulative other comprehensive income (loss)	(92,713)	(84,598)
Less: Treasury stock, at cost; 878,206 and 878,720 shares as of March 31, 2002 and December 31, 2001, respectively	(34,952)	(34,970)
Total stockholders' equity	3,679,632	3,323,478
Total liabilities and stockholders' equity	$31,264,711	$28,184,047
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION Condensed Consolidated Statements of Income (in thousands, except per share data) (unaudited)
	Three Months Ended March 31
	2002	2001
Interest Income:
Consumer loans, including fees	$836,955	$617,889
Securities available for sale	42,344	28,234
Other	27,931	3,750
Total interest income	907,230	649,873
Interest Expense:
Deposits	178,163	146,961
Senior notes	93,904	83,293
Other borrowings	51,056	43,900
Total interest expense	323,123	274,154
Net interest income	584,107	375,719
Provision for loan losses	347,212	250,614
Net interest income after provision for loan losses	236,895	125,105
Non-Interest Income:
Servicing and securitizations	626,147	553,537
Service charges and other customer-related fees	502,007	396,388
Interchange	98,096	74,851
Total non-interest income	1,226,250	1,024,776
Non-Interest Expense:
Salaries and associate benefits	380,735	325,716
Marketing	353,536	231,200
Communications and data processing	92,193	75,292
Supplies and equipment	84,507	73,603
Occupancy	33,381	31,302
Other	215,543	181,134
Total non-interest expense	1,159,895	918,247
Income before income taxes	303,250	231,634
Income taxes	115,235	88,021
Net income	$188,015	$143,613
Basic earnings per share	$0.86	$0.70
Diluted earnings per share	$0.83	$0.66
Dividends paid per share	$0.03	$0.03
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION Condensed Consolidated Statements of Changes in Stockholders' Equity (dollars in thousands, except per share data) (unaudited)
	Common Stock Shares Amount		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders Equity
Balance, December 31, 2000	199,670,421	$1,997	$575,179	$1,471,106	$2,918	$(88,686)	$1,962,514
Comprehensive income:
Net income				143,613			143,613
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $8,337					13,602		13,602
Foreign currency translation adjustments					(35,850)		(35,850)
Cumulative effect of change in accounting principle (SFAS 133)					(27,222)		(27,222)
Loss on cash flow hedging instruments, net of income tax benefit of $26,265					(42,854)		(42,854)
Other comprehensive loss					(92,324)		(92,324)
Comprehensive income							51,289
Cash dividends - $.03 per share				(5,458)			(5,458)
Issuances of common stock	6,837,562	68	414,613			6,418	421,099
Exercise of stock options	2,092,995	21	(16,245)			35,069	18,845
Common stock issuable under incentive plan			582				582
Other items, net			374				374
Balance, March 31, 2001	208,600,978	$2,086	$974,503	$1,609,261	$(89,406)	$(47,199)	$2,449,245
Balance, December 31, 2001	217,656,985	$2,177	$1,350,108	$2,090,761	$(84,598)	$(34,970)	$3,323,478
Comprehensive income:
Net income				188,015			188,015
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $11,940					(19,482)		(19,482)
Foreign currency translation adjustments					(9,679)		(9,679)
Unrealized gains on cash flow hedging instruments, net of income taxes of $12,899					21,046		21,046
Other comprehensive loss					(8,115)		(8,115)
Comprehensive income							179,900
Cash dividends - $.03 per share				(5,727)			(5,727)
Issuances of common stock	3,190,318	32	156,811			18	156,861
Exercise of stock options	537,131	5	21,571				21,576
Amortization of deferred compensation			3,125				3,125
Other items, net			419				419
Balance, March 31, 2002	221,384,434	$2,214	$1,532,034	$2,273,049	$(92,713)	$(34,952)	$3,679,632
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
	Three Months Ended March 31
	2002	2001
Operating Activities:
Net income	$ 188,015	$ 143,613
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	347,212	250,614
Depreciation and amortization, net	90,314	76,119
Stock compensation plans		582
Amortization of deferred compensation	3,125
Increase in interest receivable	(43,088)	(26,269)
Decrease (increase) in accounts receivable from securitizations	229,628	(349,133)
Increase in other assets	(81,053)	(155,932)
(Decrease) increase in interest payable	(14,501)	13,205
Increase in other liabilities	8,917	385,628
Net cash provided by operating activities	728,569	338,427
Investing Activities:
Purchases of securities available for sale	(1,420,192)	(1,002,783)
Proceeds from maturities of securities available for sale	79,371	535,591
Proceeds from sales of securities available for sale	1,251,611	74,909
Proceeds from securitization of consumer loans	1,114,535	1,446,193
Net increase in consumer loans	(4,929,083)	(2,176,683)
Recoveries of loans previously charged off	100,573	82,075
Additions of premises and equipment, net	(93,155)	(99,528)
Net cash used for investing activities	(3,896,340)	(1,140,226)
Financing Activities:
Net increase in interest-bearing deposits	1,794,903	1,011,499
Net increase (decrease) in other borrowings	883,843	(1,080,493)
Issuances of senior notes	300,000	1,241,125
Maturities of senior notes	(213,260)	(251,617)
Dividends paid	(5,727)	(5,458)
New proceeds from issuances of common stock	156,861	421,099
Proceeds from exercise of stock options	12,974	18,845
Net cash provided by financing activities	2,929,594	1,355,000
(Decrease) increase in cash and cash equivalents	(238,177)	553,201
Cash and cash equivalents at beginning of period	707,238	236,707
Cash and cash equivalents at end of period	$ 469,061	$ 789,908
See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2002
(in thousands, except per share data) (unaudited)

Note A: Basis of Presentation

The condensed consolidated financial statements include the accounts of Capital One Financial Corporation (the "Corporation") and its subsidiaries. The Corporation is a holding company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Note B: Segments

The Company maintains three distinct operating segments: consumer lending, auto finance and international. The consumer lending segment primarily consists of domestic credit card and installment lending activities. The auto finance segment consists of automobile lending activities. The international segment consists primarily of credit card outside the United States. The consumer lending and auto finance segments meet the quantitative thresholds for separate disclosure. The "other" caption includes the Company's international segment, liquidity portfolio, new business initiatives, investments in external companies and various non-lending activities. The "other" caption also includes the net impact of transfer pricing, certain unallocated expenses, and gains/losses related to the securitization of assets.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. For segment reporting purposes, inter-segment transactions have not been eliminated. Transactions between segments are not material and are accounted for as if they were with third parties. Performance evaluation and resource allocation are based on a wide range of indicators to include both historical and forecasted operating results.

Management decision making is performed on a managed portfolio basis. An adjustment to reconcile the managed financial information to the reported financial information in the consolidated financial statements is provided. This adjustment reclassifies net interest income, non-interest income and provision for loan losses into securitization revenue.

	Three Months Ended March 31, 2002
(dollars in thousands)	Consumer Lending	Auto Finance	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$ 937,742	$ 103,946	$ 79,180	$ 1,120,868	$ (536,761)	$ 584,107
Non-interest income	919,393	9,458	31,027	959,878	266,372	1,226,250
Provision for loan losses	427,344	78,077	112,180	617,601	(270,389)	347,212
Non-interest expense	967,876	51,198	140,821	1,159,895		1,159,895
Income tax provision (benefit)	175,528	(6,031)	(54,262)	115,235		115,235
Net income (loss)	$ 286,387	$ (9,840)	$ (88,532)	$ 188,015		$ 188,015
Loans receivable	$39,615,013	$5,215,016	$3,733,440	$48,563,469	$(24,135,827)	$24,427,642

	Three Months Ended March 31, 2001
(dollars in thousands)	Consumer Lending	Auto Finance	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$ 662,262	$ 34,517	$ 62,529	$ 759,308	$ (383,589)	$ 375,719
Non-interest income	699,130	2,906	45,060	747,096	277,680	1,024,776
Provision for loan losses	362,846	18,298	(24,621)	356,523	(105,909)	250,614
Non-interest expense	745,917	21,478	150,852	918,247		918,247
Income tax provision (benefit)	95,999	(894)	(7,084)	88,021		88,021
Net income (loss)	$ 156,630	$ (1,459)	$ (11,558)	$ 143,613		$ 143,613
Loans receivable	$27,606,618	$1,424,667	$2,519,219	$31,550,504	$(15,978,750)	$15,571,754

Note C: Borrowings

In January 2002, the Company issued $300,000 of five-year senior notes with a coupon rate of 8.75% under the existing shelf registration statements. In February 2002, the Corporation filed a new Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission for the issuance of up to $1,500,000 aggregate principal amount of senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts. The total remaining availability for future issuance under these registration statements is $1,787,214 at March 31, 2002.

Note D: Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2002	2001
Numerator:
Net income	$188,015	$143,613
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	217,548	204,792
Effect of dilutive securities:
Stock options	9,057	12,963
Dilutive potential common shares	9,057	12,963
Denominator for diluted earnings per share -
Adjusted weighted-average shares	226,605	217,755
Basic earnings per share	$ .86	$ .70
Diluted earnings per share	$ .83	$ .66

     Note E: Commitments and Contingencies

The Company is commonly subject to various pending and threatened legal actions arising from the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any pending or threatened action will not have a material adverse effect on the consolidated financial condition of the Company. At the present time, however, management is not in a position to determine whether the resolution of pending or threatened litigation will have a material effect on the Company's results of operations in any future reporting period.

Note F: Subsequent Events

In April 2002, the Company completed a public offering of mandatory convertible debt securities (the "Upper DECS"), that resulted in net proceeds of approximately $725,000. The net proceeds will be used for general corporate purposes. Each Upper DEC initially consists of and represents (i) a senior note due May 17, 2007 with a principal amount of $50, on which the Company will pay interest quarterly at the initial annual rate of 6.25%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $50, shares of the Company's common stock on May 17, 2005 (or earlier under certain conditions), with such number of shares to be determined based upon the average closing price per share of the Company's common stock for 20 consecutive trading days ending on the third trading day immediately preceding the stock purchase date at a minimum per share price of $63.91 and a maximum per share price of $78.61.

The senior notes will initially be pledged to secure the holder's obligations under the forward purchase contracts. Each holder of an Upper DEC may elect to withdraw the pledged senior notes or treasury securities underlying the Upper DECS by substituting, as pledged securities, specifically identified treasury securities that will pay $50 on the relevant stock purchase date, which is the amount due on that date under each forward purchase contract. The Upper DECS would then become "Stripped DECS." In February 2005, the senior notes will be remarketed, and the interest rate will be reset based on interest rates in effect at the time of remarketing. The holders will use the proceeds of the remarketing to fund their obligations to purchase shares of our common stock under the forward purchase contract with such number of shares to be determined based upon the average closing price per share of the Company's common stock for 20 consecutive trading days ending on the third trading day immediately preceding the stock purchase date at a minimum per share price of $63.91 and a maximum per share price of $78.61.

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Capital One Financial Corporation (the "Corporation") is a holding company whose subsidiaries market a variety of products and services to consumers using its Information-Based Strategy ("IBS"). The principal subsidiaries are Capital One Bank (the "Bank"), which offers credit card products, and Capital One, F.S.B. (the "Savings Bank"), which offers consumer lending products (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the "Company." As of March 31, 2002, the Company had 46.6 million accounts and $48.6 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company's profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

Net income for the three months ended March 31, 2002 of $188.0 million, or $0.83 per share, compares to net income of $143.6 million, or $0.66 per share, for the same period in 2001. The increase in net income is primarily a result of an increase in asset and account volumes. Net interest income increased $208.4 million, or 55% as the net interest margin increased to 8.56% from 8.36% and average earning assets increased by 52%. The provision for loan losses increased $96.6 million, or 39%, as average reported loans increased by 44% and the reported net charge-off rate decreased 114 basis points, or 25%. Non-interest income increased $201.5 million, or 20%, primarily as a result of an increase in average accounts of 29%, an increase in the average off-balance sheet loan portfolio, as well as a shift in the mix of the reported and off-balance sheet portfolios. Also attributing to the increase was an increase in the frequency of certain fees charged driven by increased purchase volume. Marketing expense increased $122.3 million, or 53%, to $353.5 million to reflect the increase in marketing investment in existing and new product opportunities. Salaries and associate benefits expense increased $55.0 million, or 17%, to $380.7 million as a direct result of the cost of operations to manage the growth in the Company's accounts and products offered. Average managed consumer loans grew 53% for the period, to $46.7 billion from $30.5 billion, and average accounts grew 29% for the same period as a result of the continued success of the Company's marketing and account management strategies.

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

Table 1 summarizes the Company's managed consumer loan portfolio.

Table 1 - Managed Consumer Loan Portfolio
	Three Months Ended March 31
(in thousands)	2002	2001
Period-End Balances:
Reported consumer loans	$24,427,642	$15,571,754
Off-balance sheet loans	24,135,827	15,978,750
Total managed consumer loan portfolio	$48,563,469	$31,550,504

Average Balances:
Reported consumer loans	$22,404,942	$15,508,942
Off-balance sheet loans	24,282,636	14,996,508
Total average managed consumer loan portfolio	$46,687,578	$30,505,450

The Company actively engages in consumer loan securitization transactions. Securitization involves the transfer of a pool of loan receivables by the Company to an entity created for securitizations, generally a trust or other special purpose entity (the "trusts"). The credit quality of the receivables is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, and accrued interest and fees on the investor's share of the pool of receivables. Securities ($24.1 billion) representing undivided interests in the pool of consumer loan receivables are sold to the public through an underwritten offering or to private investors in private placement transactions. The Company receives the proceeds of the sale. In certain securitizations, the Company retains an interest in the trust ("seller's interest") equal to the amount of the outstanding receivables transferred to the trust in excess of the principal balance of the securities outstanding. For revolving securitizations, the Company's undivided interest in the trusts varies as the amount of the excess receivables in the trusts fluctuates as the accountholders make principal payments and incur new charges on the selected accounts. A securitization of amortizing assets, such as auto loans, generally does not include a seller's interest. A securitization accounted for as a sale in accordance with SFAS 140 generally results in the removal of the receivables, other than any applicable seller's interest, from the Company's balance sheet for financial and regulatory accounting purposes.

Collections received from securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors' share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted to the Company, as described in servicing and securitizations income. For amortizing securitizations, amounts in excess of the amount that is used to pay interest, fees and principal are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal as described below.

Investors in the Company's revolving securitization program are generally entitled to receive principal payments either in one lump sum after an accumulation period or through monthly payments during an amortization period. Amortization may begin sooner in certain circumstances, including the possibility of the annualized portfolio yield (generally consisting of interest and fees) for a three-month period dropping below the sum of the security rate payable to investors, loan servicing fees and net credit losses during the period. Increases in net credit losses and payment rates could significantly decrease the spread and cause early amortization. At March 31, 2002, the annualized portfolio yields on the Company's off-balance sheet securitizations sufficiently exceeded the sum of the related security rate payable to investors, loan servicing fees and net credit losses, and as such, early amortizations of its off-balance sheet securitizations were not expected.

In a revolving securitization, prior to the commencement of the amortization or accumulation period, the investors' share of the principal payments received on the trusts' receivables are reinvested in new receivables to maintain the principal balance of the securities. During the amortization period, the investors' share of principal payments is paid to the security holders until the securities are repaid. When the trust allocates principal payments to the security holders, the Company's reported consumer loans increase by the new amount on any new activity on the accounts. During the accumulation period, the investor's share of principal payments is paid into a principal funding account designed to accumulate principal collections so that the securities can be paid in full on the expected final payment date.

Table 2 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

Table 2 - Operating Data And Ratios
	Three Months Ended March 31
(dollars in thousands)	2002	2001
Reported:
Average earning assets	$27,300,183	$17,986,891
Net interest margin(1)	8.56%	8.36%
Loan yield	14.94	15.94
Managed:
Average earning assets	$50,537,654	$32,983,399
Net interest margin(1)	8.87%	9.21%
Loan yield	14.33	16.19
  Net interest margin is equal to net interest income divided by average earning assets.

Risk Adjusted Revenue and Margin

The Company's products are designed with the objective of maximizing customer value while optimizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the managed portfolio. Risk adjusted revenue is defined as net interest income and non-interest income less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average earning assets. These measures consider not only the loan yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in the Company's portfolio.

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

By applying its IBS and in response to dynamic competitive pressures, the Company also concentrates a significant amount of its marketing expense to other credit card product opportunities. Examples of such products include secured cards, lifestyle cards, co-branded cards, student cards and other cards marketed to certain consumer populations that the Company feels are underserved by the Company's competitors. These products do not have a significant, immediate impact on managed loan balances; rather, they typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include membership fees and higher annual finance charge rates. The profile of the consumer populations that these products are marketed to, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the low non-introductory rate products.

Table 3 provides income statement data and ratios for the Company's managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

Table 3 - Managed Risk Adjusted Revenue
	Three Months Ended March 31
(dollars in thousands)	2002	2001
Managed Income Statement:
Net interest income	$1,120,868	$759,308
Non-interest income	959,881	747,096
Net charge-offs	(466,683)	(285,950)
Risk adjusted revenue	$1,614,066	$1,220,454
Ratios:(1)
Net interest margin	8.87%	9.21%
Non-interest income	7.60	9.06
Net charge-offs	(3.69)	(3.47)
Risk adjusted margin	12.78%	14.80%
(1) As a percentage of average managed earning assets.

Net Interest Income

Net interest income is interest and past-due fees earned from the Company's consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior notes and other borrowings.

Reported net interest income for the three months ended March 31, 2002 was $584.1 million, compared to $375.7 million for the same period in the prior year, representing an increase of $208.4 million, or 55%. Net interest margin increased 20 basis points for the three months ended March 31, 2002, compared to the same periods in the prior year. This increase in net interest margin was due primarily to a decrease in the cost of funds of 138 basis points for the three months ended March 31, 2002, to 5.42% from 6.80%, as compared to the same period in the prior year. The yield on consumer loans decreased 100 basis points for the three months ended March 31, 2002, as a result of a shift in the mix of the reported portfolio toward a greater composition of lower yielding, higher credit quality loans as compared to the same periods in the prior year.

Managed net interest income increased $361.6 million, or 48%, for the three months ended March 31, 2002, compared to the same periods in the prior year. The increase in managed net interest income resulted from the 53% increase in managed average earning assets. The managed net interest margin decreased 34 basis points to 8.87% for the three months ended March 31, 2002. The decrease in managed net interest margin results primarily from a decrease in the managed loan yield of 186 basis points for the three months ended March 31, 2002 from the same period in the prior year. This decrease is a result of the shift in the mix of the managed portfolio toward a greater composition of lower yielding, higher credit quality loans, as well as an increase in low introductory rate balances as compared to the prior year.

Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 2002.

Table 4 - Statements of Average Balances, Income and Expense, Yields and Rates
	Three Months Ended March 31
	2002			2001
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)	$22,404,942	$836,955	14.94%	$15,508,942	$617,889	15.94%
Securities available for sale	3,367,786	42,344	5.03	1,913,357	28,234	5.90
Other	1,527,455	27,931	7.31	564,592	3,750	2.66
Total earning assets	27,300,183	$907,230	13.29%	17,986,891	$649,873	14.45%
Cash and due from banks	291,900			140,749
Allowance for loan losses	(873,333)			(538,667)
Premises and equipment, net	783,184			707,170
Other	2,493,877			2,058,841
Total assets	$29,995,811			$20,354,984
Liabilities and Equity:
Interest-bearing liabilities
Deposits	13,505,586	178,163	5.28	8,996,414	146,961	6.53
Senior notes	5,429,992	93,904	6.92	4,678,452	83,293	7.12
Other borrowings	4,925,669	51,056	4.15	2,442,200	43,900	7.19
Total interest-bearing liabilities	23,861,247	$323,123	5.42%	16,117,066	$274,154	6.80%
Other	2,562,923			1,890,532
Total liabilities	26,424,170			18,007,598
Equity	3,571,641			2,347,386
Total liabilities and equity	$29,995,811			$20,354,984
Net interest spread			7.87%			7.65%
Interest income to average earning assets			13.29%			14.45%
Interest expense to average earning assets			4.73			6.09
Net interest margin			8.56%			8.36%
(1) Interest income includes past-due fees of approximately $215,872 and $188,437 for the three months ended March 31, 2002 and 2001, respectively.

 Interest Variance Analysis

Net interest income is affected by changes in the average interest rate earned on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. Table 5 sets forth the dollar amount of the increases and decreases in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates.

Table 5 - Interest Variance Analysis
	Three Months Ended March 31, 2002 vs. 2001
	Increase	Change due to(1)
(in thousands)	(Decrease)	Volume	Yield/Rate
Interest Income:
Consumer loans	$219,066	$462,506	$(243,440)
Securities available for sale	14,110	39,783	(25,673)
Other	24,181	11,924	12,257
Total interest income	257,357	583,982	(326,625)
Interest Expense:
Deposits	31,202	186,031	(154,829)
Senior notes	10,611	25,203	(14,592)
Other borrowings	7,156	110,033	(102,877)
Total interest expense	48,969	348,350	(299,381)
Net interest income(1)	$208,388	$199,052	$9,336

(1)     The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

In accordance with SFAS 140, the Company records gains or losses on the off-balance sheet securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Retained interests in securitized assets include "interest only" ("I/O") strips, retained subordinated interests in the transferred pool of receivables, cash collateral accounts and accrued interest and fees on the investor's share of the pool of receivables. Gains represent the present value of estimated excess cash flows the Company will receive over the estimated life of the receivables and are included in servicing and securitization income. This excess cash flow essentially represents an I/O strip, consisting of the following estimates: excess of finance charges and past-due fees over the sum of the return paid to investors, contractual servicing fees and credit losses. The credit risk exposure on retained interests exceeds the pro rata share of the Company's interest in the pool of receivables. However, exposure to credit losses on the securitized loans is contractually limited to the retained interests.

Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization transactions, as well as gains and losses recognized as a result of the securitization transactions. Servicing and securitizations income increased $72.6 million, or 13% to $626.1 million for the three months ended March 31, 2002, from $553.5 million in the same period in the prior year. These increases were primarily due to a 62% increase in average off-balance sheet loan portfolio and a shift in the mix of that portfolio toward higher yielding, lower credit quality loans to more closely reflect the composition of the managed portfolio.

Certain estimates inherent in the determination of the fair value of the retained interests are influenced by factors outside the Company's control, and as a result, such estimates could materially change in the near term. Any future gains that will be recognized in accordance with SFAS 140 will be dependent on the timing and amount of future securitizations. The Company intends to continuously assess the performance of new and existing securitization transactions as estimates of future cash flows change.

Other Non-Interest Income

Interchange income increased to $98.1 million, or 31%, for the three months ended March 31, 2002 compared to $74.9 million for the same period in the prior year. This increase is primarily attributable to increased purchase volume and new account growth for the three months ended March 31, 2002. Service charges and other customer-related fees increased $105.6 million, or 27%, to $502.0 million for the three months ended March 31, 2002, compared to the same periods in the prior year. This increase was primarily due to the increase in average accounts of 29% for the three months ended March 31, 2002, respectively, compared to the same periods in the prior year, offset by the shift in the mix of the reported loan portfolio toward a greater composition of lower fee-generating loans.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2002 was $1.2 billion, an increase of 26% over $918.2 million for the same period in the prior year. Contributing to the increase in non-interest expense for the three months ended March 31, 2002 was salaries and associate benefits expense which increased $55.0 million, or 17%. Marketing expense increased $122.3, a 53% increase, to $353.5 million for the three months ended March 31, 2002, as the Company continued to invest in new and existing product opportunities, as well as, our marketing extension into television advertisements. All other non-interest expenses increased $64.4 million, or 18%, to $425.7 million for the three months ended March 31, 2002, from $361.3 million for the same period in the prior year. This increase was a result of a 29% increase in the average number of accounts for the three months ended March 31, 2002, as compared to the same periods in the prior year.

Income Taxes

The Company's effective income tax rate was 38% for the three months ended March 31, 2002 and 2001 and includes both state and federal income tax components.

Asset Quality

The asset quality of a portfolio is generally a function of the initial underwriting criteria used, levels of competition, account management activities and demographic concentration, as well as general economic conditions. The seasoning of the accounts is also an important factor in the delinquency and loss levels of the portfolio. Accounts tend to exhibit a rising trend of delinquency and credit losses as they season.

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

Table 6 - Delinquencies
	March 31
	2002		2001
(dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$24,427,642	100.00%	$15,571,754	100.00%
Loans delinquent:
30-59 days	461,980	1.89	308,523	1.98
60-89 days	231,907	0.95	163,975	1.05
90 or more days	391,391	1.60	275,684	1.77
Total	$1,085,278	4.44%	$748,182	4.80%

Managed:
Loans outstanding	$48,563,469	100.00%	$31,550,504	100.00%
Loans delinquent:
30-59 days	868,151	1.79	555,591	1.76
60-89 days	509,041	1.05	331,915	1.05
90 or more days	953,970	1.96	601,611	1.91
Total	$2,331,162	4.80%	$1,489,117	4.72%

The 30-plus day delinquency rate for the reported consumer loan portfolio was 4.44% as of March 31, 2002, down 36 basis points from 4.80% as of March 31, 2001, and down 40 basis points from 4.84% as of December 31, 2001. The 30-plus day delinquency rate for the managed consumer loan portfolio was 4.80% as of March 31, 2002, up 8 basis points from 4.72% as of March 31, 2001 and down 15 basis points from 4.95% as of December 31, 2001. The managed consumer loan delinquency rate increase as of March 31, 2002 as compared to March 31, 2001 principally reflected more seasoned accounts. In addition, the mix of the reported loan portfolio included a shift in the portfolio towards a greater composition of accounts with more established credit profiles, as well as, enhanced customer payment patterns.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company's net charge-offs for the periods presented on a reported and managed basis.

Table 7 - Net Charge-Offs
	Three Months Ended March 31
(dollars in thousands)	2002	2001
Reported:
Average loans outstanding	$22,404,942	$15,508,942
Net charge-offs	196,295	180,041
Net charge-offs as a percentage of
Average loans outstanding	3.50%	4.64%
Managed:
Average loans outstanding	$46,687,578	$30,505,450
Net charge-offs	466,683	285,950
Net charge-offs as a percentage of
Average loans outstanding	4.00%	3.75%

Net charge-offs of managed loans increased $180.7 million, or 63%, while average managed consumer loans for the three months ended March 31, 2002 grew 53%, compared to the same period in the prior year. For the three months ended March 31, 2002, the Company's net charge-offs as a percentage of average managed loans outstanding were 4.00%, compared to 3.75% for the same periods in the prior year.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable future losses, net of recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that the allowance for loan losses is adequate to cover anticipated losses in the reported homogeneous consumer loan portfolio under current conditions. There can be no assurance as to future credit losses that may be incurred in connection with the Company's consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported homogeneous consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; historical trends in loan volume; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance (including the "Expanded Guidance for Subprime Lending Programs" issued by the four federal banking agencies); credit evaluations and underwriting policies.

Table 8 sets forth the activity in the allowance for loan losses for the periods indicated. See "Asset Quality," "Delinquencies" and "Net Charge-Offs" for a more complete analysis of asset quality.

Table 8 - Summary of Allowance for Loan Losses
	Three Months Ended March 31
(dollars in thousands)	2002	2001
Balance at beginning of period	$840,000	$527,000
Provision for loan losses	347,212	250,614
Acquisitions/other	(917)	(573)
Charge-offs	(296,868)	(262,116)
Recoveries	100,573	82,075
Net charge-offs	(196,295)	(180,041)
Balance at end of period	990,000	597,00
Allowance for loan losses to loans at period-end	4.05%	3.83%

For the three months ended March 31, 2002, the provision for loan losses increased $96.6 million, or 39%, from $250.6 million for the comparable periods in the prior year. This increase is primarily a result of the 57% increase in reported loans from March 31, 2001, as well as a 9% increase in the dollar amount of net charge-offs, for the three months ended March 31, 2002.

Funding

The Company has established access to a variety of funding alternatives, in addition to securitization of its consumer loans. In June 2000, the Company established a $5.0 billion global senior and subordinated bank note program, of which $2.9 billion was outstanding as of March 31, 2002 with original terms of three to five years. The Company has historically issued senior unsecured debt of the Bank through its $8.0 billion domestic bank note program, of which $1.6 billion was outstanding as of March 31, 2002, with original terms of one to ten years. The Company did not renew such program and it is no longer available for future issuances. Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies allowing the Company to borrow from both U.S. and non-U.S. lenders, including two committed revolving credit facilities offering foreign currency funding options. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translation.

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

Additionally, the Company has a shelf registration statement under which the Company from time to time may offer and sell senior or subordinated debt securities, preferred stock and common stock. On January 30, 2002, the Company issued $300.0 million aggregate principal amount of senior notes due in 2007. As of March 31, 2002, the Company had existing unsecured senior debt outstanding under the current and prior shelf registrations of $850.0 million and had issued 6,750,390 shares of common stock in a public offering, increasing equity by $412.8 million. The Company filed its current shelf registration statement in February 2002, providing for the sale of senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts, in an aggregate amount not to exceed $1.5 billion. As of March 31, 2002, the Company had $1.8 billion available for future issuances under the registration statement. In April 2002, the Company issued $747.5 million aggregate principal amount of mandatory convertible debt securities. The senior note portion of the security will mature on May 17, 2007 and pays interest quarterly at an initial rate of 6.25% and the forward purchase contract portion will be settled on May 17, 2005 for $50 a share based upon the average closing price of the Company's common stock for 20 consecutive trading days ending on the third trading day preceding the settlement date, subject to an average closing price minimum of $63.91 and maximum of $78.61 per share. Following such issuance, the Company had $292.2 million available for future issuances under the registration statement.

Table 9 shows the Company's unsecured funding availability and outstandings as of March 31, 2002.

Table 9 - Funding Availability
	March 31, 2002
(dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability(1)	Outstanding	Final Maturity(4)
Senior global bank note program	6/00	$5,000	$2,943	-
Senior domestic bank note program(2)	4/97	8,000	1,631	-
Multicurrency credit facility	8/00	271		8/04
Domestic revolving credit facility	5/99	1,200		5/03
Corporation Shelf Registration	3/02	3,050	1,262	-
Capital Securities(3)	1/97	100	99	2/27
  All funding sources are revolving except for the Corporation Shelf Registration and the Capital Securities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
  Included availability to issue up to $200 million of subordinated bank notes, none outstanding as of March 31, 2002. This facility is no longer available for issuances.
  Qualifies as Tier 1 capital at the Corporation and Tier 2 capital at the Bank.
  Maturity date refers to the date the facility terminates, where applicable.

The Company's other borrowings portfolio consists of $2.9 billion in borrowings maturing within one year and $2.0 billion in borrowings maturing after one year.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of March 31, 2002, the Company had $14.6 billion in interest-bearing deposits, with original maturities of up to ten years.

Table 10 shows the maturation of certificates of deposit in denominations of $100,000 or greater ("large denomination CDs") as of March 31, 2002.

Table 10 - Maturities of Large Denomination Certificates-$100,000 or More
	March 31, 2002
(dollars in thousands)	Balance	Percent
Three months or less	$444,671	9.71%
Over 3 through 6 months	510,798	11.16
Over 6 through 12 months	847,493	18.51
Over 12 months through 10 years	2,775,981	60.62
Total	$4,578,943	100.00%

Liquidity

Liquidity refers to the Company's ability to meet its cash needs. The Company meets its cash requirements by securitizing assets, gathering deposits and through issuing debt. As discussed in "Managed Consumer Loan Portfolio," a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 2002 to 2008 and for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company's funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization would have a significant effect on the ability of the Bank and Savings Bank to meet capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet.

As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund the amortization or other payment of the securitizations in the future, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of March 31, 2002, the Company held $3.6 billion in such securities.

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

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as "well-capitalized." To be categorized as "well-capitalized," the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of March 31, 2002, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank's capital category.

Table 11 - Regulatory Capital Ratios
	Ratios	Minimum for Capital Adequacy Purposes	To Be "Well-Capitalized" Under Prompt Corrective Action Provisions
March 31, 2002
Capital One Bank
Tier 1 Capital	10.84%	4.00%	6.00%
Total Capital	12.84	8.00	10.00
Tier 1 Leverage	12.68	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	9.96%	4.00%	6.00%
Total Capital	11.80	8.00	10.00
Tier 1 Leverage	8.84	4.00	5.00
March 31, 2001
Capital One Bank
Tier 1 Capital	10.01%	4.00%	6.00%
Total Capital	12.06	8.00	10.00
Tier 1 Leverage	10.36	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	9.41%	4.00%	6.00%
Total Capital	11.89	8.00	10.00
Tier 1 Leverage	7.48	4.00	5.00

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of March 31, 2002, the Company's Tier 1 leverage ratio was 11.93%.

Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of March 31, 2002, retained earnings of the Bank and the Savings Bank of $594.0 million and $175.0 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the Federal Reserve and the OTS. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

In November 2001, the four federal banking agencies (the "Agencies") adopted an amendment to the regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes (i.e., guarantees on third-party assets), residual interests in asset securitizations, and other securitized transactions that expose institutions primarily to credit risk. Effective January 1, 2002, this rule amends the Agencies' regulatory capital standards to create greater differentiation in the capital treatment of residual interests. The Company understands that the Agencies continue to analyze interests in securitization transactions under the rule to determine the appropriate capital treatment. Any such determination could require the Bank or the Savings Bank to hold significantly higher levels of regulatory capital against such interests.

On January 31, 2001, the Agencies issued "Expanded Guidance for Subprime Lending Programs" (the "Guidelines"). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in subprime lending. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, we treat a portion of our loan assets as "subprime" under the Guidelines and set our capital and loan loss reserves against such assets accordingly. As described above, at March 31, 2002, the Bank and Savings Bank each met the requirements for a "well capitalized" institution. However, federal examiners have wide discretion as to how to apply the Guidelines and there can be no assurances that the Bank or the Savings Bank may not be required to hold additional regulatory capital against such assets.

The Corporation has a number of alternatives available to meet any additional regulatory capital needs of the Bank and the Savings Bank, including substantial liquidity held at the Corporation and available for contribution.

Off-Balance Sheet Risk

The Company is subject to off-balance sheet risk in the normal course of business including commitments to extend credit and interest rate sensitivity related to its securitization transactions.

Derivative Instruments

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

Interest Rate Sensitivity

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. To the extent that managed interest income and expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings could be affected. The Company's managed net interest income is affected primarily by changes in LIBOR, as variable rate card receivables, securitization bonds, and corporate debts are repriced. The Company manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity, repricing and distribution of assets and liabilities and by entering into interest rate swaps.

The Company measures interest rate risk through the use of a simulation model. The model generates a normal distribution of twelve-month managed net interest income outcomes based on a plausible set of interest rate paths, which are generated from an industry-accepted model. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The Company's Asset/Liability Management Policy requires, that based on this distribution, there be no more than a 5% probability of a 12-month reduction in net interest income of more than $50MM, or 1.4% of 2001 net interest income. As of March 31, 2002, the Company was in compliance with the policy. The interest rate scenarios evaluated as of March 31, 2002 included scenarios in which short-term interest rates rose by over 300 basis points or fell by as much as 100 basis points over the 12-months. Additionally, the Company regularly reviews the output of other industry accepted techniques for measuring and managing exposures to rate movements, including measures based on the net present value of assets less liabilities (termed "economic value of equity"). These analyses do not consider the effects from changes in the overall level of economic activity associated with various interest rate scenarios. Further, in the event of a rate change of large magnitude, management would likely take actions to further mitigate its exposure. For example, management may, within legal and competitive constraints, reprice interest rates on outstanding credit card loans.

Reportable Segments

The company maintains three distinct operating segments: consumer lending, auto finance and international. The consumer lending and auto finance segments meet the quantitative thresholds for separate reporting. The international segment is included in the "Other" category (See Note B to March 31, 2002 unaudited interim financial statements). Management decision making is performed on a managed portfolio basis, as such information about reportable segments is provided on a managed basis.

Consumer Lending Segment

The consumer lending segment consists primarily of domestic credit card and installment lending activities. Total consumer lending segment loans outstanding increased 44% to $39.7 billion at March 31, 2002, compared to $27.6 billion at March 31, 2001. The increase in total outstandings is principally the result of our continued application of our information-based strategy ("IBS") to originate loans.

Net charge-offs of consumer lending segment loans increased $144.0 million, or 59%, while average consumer lending segment loans for the three months ended March 31, 2002 grew 44%, compared to the same period in the prior year. For the three months ended March 31, 2002, the consumer lending segment's net charge-offs as a percentage of average consumer lending segment loans outstanding were 4.05%, compared to 3.67% for the same periods in the prior year.

The 30-plus day delinquency rate for the consumer lending segment was 5.93% as of March 31, 2002, up 14 basis points from 5.79% as of March 31, 2001 and down 17 basis points from 6.10% as of December 31, 2001. The consumer lending segment delinquency rate increase as of March 31, 2002 as compared to March 31, 2001 principally reflected more seasoned accounts.

Auto Finance Segment

The auto finance segment consists of automobile lending activities. Total auto finance segment loans outstanding increased 266% to $5.2 billion at March 31, 2002, compared to $1.4 billion at March 31, 2001. The increase in total outstanding is principally the result of the successful application of our IBS to originate loans and the balances and accounts added in connection with the PeopleFirst, Inc. acquisition in October of 2001.

Net charge-offs of auto finance segment loans increased $22.3 million, or 145%, while average auto finance segment loans for the three months ended March 31, 2002 grew 244%, compared to the same period in the prior year. For the three months ended March 31, 2002, the auto finance segment's net charge-offs as a percentage of average auto finance segment loans outstanding were 3.38%, compared to 4.74% for the same periods in the prior year primarily as a result of the balances and accounts added in connection with the PeopleFirst Inc. acquisition.

The 30-plus day delinquency rate for the auto finance segment was 3.97% as of March 31, 2002, down 243 basis points from 6.40% as of March 31, 2001 and down 162 basis points from 5.59% as of December 31, 2001. The auto finance segment delinquency rate decreased as of March 31, 2002 as compared to March 31, 2001 primarily as a result of the balances and accounts added in connection with the PeopleFirst Inc. acquisition.

See additional discussion of product and lending activity, including auto loans in the "Product and Market Opportunities" section below.

BUSINESS OUTLOOK

Earnings, Goals and Strategies

This business outlook section summarizes Capital One's expectations for earnings for 2002, and our primary goals and strategies for continued growth. The statements contained in this section are based on management's current expectations. Certain statements are forward-looking and, therefore, actual results could differ materially. Factors that could materially influence results are set forth throughout this section and in Capital One's Annual Report on Form 10-K for the year ended December 31, 2001 (Part I, Item 1, Risk Factors).

We have set a target, dependent on the factors set forth below, to increase Capital One's earnings per share for 2002 by approximately 20% over earnings per share for 2001. As discussed elsewhere in this report and below, Capital One's actual earnings are a function of our revenues (net interest income and non-interest income on our earning assets), consumer usage and payment patterns, credit quality of our earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

Product and Market Opportunities

Our strategy for future growth has been, and is expected to continue to be, to apply our proprietary IBS to our lending business. We will seek to identify new product opportunities and to make informed investment decisions regarding new and existing products. Our lending and other financial products are subject to competitive pressures, which management anticipates will increase as these markets mature.

Lending includes credit card and other consumer lending products, such as automobile financing and unsecured installment lending. Credit card opportunities include, and are expected to continue to include, a wide variety of highly customized products with interest rates, credit lines and other features specifically tailored for each customer. We expect continued growth across a broad spectrum of new and existing customized products, which are distinguished by a range of credit lines, pricing structures and other characteristics. For example, our low rate products, which are typically marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of lower delinquencies and credit loss rates. On the other hand, certain other customized card products are characterized by lower credit lines, higher yields (including fees) and, in some cases, higher delinquencies and credit loss rates. These products also involve higher operational costs but exhibit better response rates, less adverse selection, less attrition and a greater ability to reprice than traditional products. More importantly, on a portfolio basis, these customized products continue to have less volatile returns than traditional products in recent market conditions, based partly on our ability to diversify risk. Based in part on the success of this range of products, we expect strong growth in our managed loan balances during 2002, particularly in our auto finance, installment loan and international businesses. We believe that we can continue to gain market share and to grow accounts and loan balances, despite growing competition evidenced by increasing levels of mail solicitations across the industry. We are also seeking to expand, through both acquisitions and internal growth, the categories of consumer lending products that we offer.

Partnership finance relationships have continued to grow through the first quarter of 2002. During the first quarter, we announced a new alliance with TJX Companies, Inc. to offer credit cards to their customers. We anticipate entering into more alliances of this nature through 2002 as opportunities arise to utilize our IBS strategy to originate accounts through partnering relationships.

Capital One Auto Finance, Inc., our automobile finance subsidiary, offers loans, secured by automobiles, through dealer networks and through direct-to-consumer channels throughout the United States. As with our credit card lending, we have applied IBS to our auto finance lending activities by reinventing existing products and creating new products to optimize pricing and customer selection, and to implement our conservative risk management strategy. In October 2001, we acquired PeopleFirst, Inc., the largest online provider of direct motor vehicle loans. We anticipate continued strong auto finance lending activities growth during 2002, although at a slower rate than during the first quarter of the year.

We have expanded our existing operations outside of the United States and have experienced growth in the number of accounts and loan balances in our international business. To date, our principal operations outside of the United States have been in the United Kingdom, with additional operations in Canada, France and South Africa. Our bank in the United Kingdom has authority to conduct full-service operations to support the continued growth of our United Kingdom business and any future business in Europe. We anticipate entering and doing business in additional countries from time to time as opportunities arise.

We have also focused increased efforts on our installment loan business, which provides non-revolving loans to consumers across the credit spectrum. In May 2001, we acquired Amerifee Inc., an originator of consumer loans for elective medical procedures, to assist our growth plans for our installment lending business.

We will continue to apply our IBS in an effort to balance the mix of credit card products with other financial products and services to optimize profitability within the context of acceptable risk. We continually test new product offerings and pricing combinations, using IBS, to target different consumer groups. The number of tests we conduct has increased each year since 1994 and we expect further increases in 2002. Our growth through expansion and product diversification, however, will be affected by our ability to build internally or acquire the necessary operational and organizational infrastructure, recruit experienced personnel, fund these new businesses and manage expenses. Although we believe we have the personnel, financial resources and business strategy necessary for continued success, there can be no assurance that our results of operations and financial condition in the future will reflect our historical financial performance.

Marketing Investment

We expect our 2002 marketing expenses to exceed the marketing expense level in 2001, as we continue to invest marketing funds in various consumer lending products and services. Our marketing expenditures reached their highest level to date in the first quarter of 2002 and we expect similar levels for the remainder of 2002, with a continued focus on capitalizing on the opportunities that we see in the market.

We also plan to continue our focus on a brand marketing, or "brand awareness," strategy with the intent of solidifying our branded franchise to support our IBS and mass customization strategies. We caution, however, that an increase in marketing expenses or brand awareness does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As our portfolio continues to grow, generating balances and accounts to offset attrition requires increasing amounts of marketing. Although we are one of the leading direct mail marketers in the credit card industry, increased mail volume throughout the industry indicates that competition in customer mailings is at record levels. This intense competition in the credit card market has resulted in an industry-wide reduction in both credit card response rates and the productivity of marketing dollars invested in that line of business, both of which may affect us more significantly in 2002. Furthermore, the cost to acquire new accounts varies across product lines and is expected to rise as we continue to move beyond the domestic card lending activities. With competition affecting the profitability of traditional card products, we have been allocating, and expect to continue to allocate, a greater portion of our marketing expense to other customized credit card products and other financial products. We intend to continue a flexible approach in our allocation of marketing expenses. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit industry, general economic conditions affecting consumer credit performance, the asset quality of our portfolio and the identification of market opportunities across product lines that exceed our targeted rates of return on investment.

The amount of marketing expense allocated to various products or businesses will influence the characteristics of our portfolio as various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. Due in part to an increase in our marketing efforts across the entire credit spectrum, we currently expect continued strong loan growth in 2002, although we expect the rate of loan growth to be lower than in 2001. Actual growth, however, may vary significantly depending on our actual product mix and the level of attrition in our managed portfolio, which is primarily affected by competitive pressures. Also primarily as a result of lower funding costs, partially offset by a decrease in delinquencies, our net interest margin increased during the first quarter of 2002. We anticipate that net interest margin may continue to fluctuate during 2002, based on continued movement in the underlying components, the scheduled repricing of certain introductory rate credit card products and continuing shifts in our asset mix.

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

As of March 31, 2002, we had the lowest managed net charge-off rate among the top ten credit card issuers in the United States. However, we expect delinquencies and charge-offs to increase in 2002, particularly during the third and fourth quarters, primarily due to the continued seasoning of certain accounts, slower loan growth rates and general economic factors. We caution that delinquency and charge-off levels are not always predictable and may vary from projections and from period to period. During an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. This impact could be exacerbated by a decline in the loan growth rate. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Competition can affect our earnings by increasing attrition of our outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract profitable customers.

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

  continued intense competition from numerous providers of products and services that compete with our businesses;
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
  our ability to continue to securitize our credit cards and consumer loans consistent with current accounting and other practices and to otherwise access the capital markets at attractive rates and terms to fund our operations and future growth;
  difficulties or delays in the development, production, testing and marketing of new products or services;
  losses associated with new products or services or expansion internationally;
  financial, legal, regulatory, accounting or other changes that may affect investment in, or the overall performance of, a product or business, including changes in existing law and regulation the levels of capital or reserves that financial services companies are required to hold or limiting the flexibility of financial services companies to obtain, use and share consumer data;
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
  our ability to recruit experienced personnel to assist in the management and operations of new products and services; and
  other factors listed from time to time in the our SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2001 (Part I, Item 1, Risk Factors).

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption "Interest Rate Sensitivity" under Item 2 - Managed Discussion and Analysis of Financial Condition and Results of Operations.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

  The 2002 Annual Meeting of Stockholders was held April 25, 2002.

  The following directors were elected at such meeting:

                               James A. Flick, Jr.
                               Patrick W. Gross
                               James V. Kimsey

         The following directors will also continue in their office after such meeting:

                               Richard D. Fairbank
                               Nigel W. Morris
                               W. Ronald Dietz
                               Stanley I. Westreich

  The following matters were voted upon at such meeting:

Election of Directors                     Votes For                            Votes Withheld

James A. Flick, Jr.                      182,574,228                              2,223,891
Patrick W. Gross                         181,990,374                              2,807,745
James V. Kimsey                        183,479,026                               1,319,093

Item                                                       Votes For          Votes Against          Abstain

Ratification of the selection of
Ernst & Young LLP as independent
auditors of the Company for 2002      179,175,891           4,813,283              808,945

     No other matter was voted upon at such meeting.

Item 6.     Reports on Form 8-K

  Exhibits: None
  Reports on Form 8-K:
  The Company filed a Current Report on Form 8-K, dated January 16, 2002, Commission File No. 1-13300, enclosing its press release dated January 15, 2002.

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

Date: May 15, 2002                                      /s/ David M. Willey

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