Form 10-Q
period 2002-06-30
CAPITAL ONE FINANCIAL CORP
filed 2002-08-13
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission file number 1-13300

CAPITAL ONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1719854

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2980 Fairview Park Drive, Suite 1300, Falls Church, Virginia	22042-4525

(Address of principal executive offices)	(Zip Code)

(703) 205-1000

(Registrant’s telephone number, including area code)

(Not Applicable)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No

As of July 31, 2002 there were 221,558,761 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION
FORM 10-Q
INDEX

June 30, 2002

			Page

PART I		FINANCIAL INFORMATION
	Item 1.	Financial Statements (unaudited):
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Income	4
		Condensed Consolidated Statements of Changes
		in Stockholders’ Equity	5
		Condensed Consolidated Statements of
		Cash Flows	6
		Notes to Condensed Consolidated Financial
		Statements	7
	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	38
PART II		OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	38
		Signatures	39

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

	June 30	December 31
	2002	2001

Assets:
Cash and due from banks	$244,857	$355,680
Federal funds sold and resale agreements	432,124	19,802
Interest-bearing deposits at other banks	448,363	331,756

Cash and cash equivalents	1,125,344	707,238
Securities available for sale	4,538,223	3,115,891
Consumer loans	24,965,210	20,921,014
Less: Allowance for loan losses	(1,237,000)	(840,000)

Net loans	23,728,210	20,081,014
Accounts receivable from securitizations	2,417,775	2,452,548
Premises and equipment, net	808,972	759,683
Interest receivable	151,828	105,459
Other	1,064,127	962,214

Total assets	$33,834,479	$28,184,047

Liabilities:
Interest-bearing deposits	$16,014,392	$12,838,968
Senior notes	6,069,719	5,335,229
Other borrowings	4,590,716	3,995,528
Interest payable	235,108	188,160
Other	2,910,638	2,502,684

Total liabilities	29,820,573	24,860,569
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 222,213,022 and 217,656,985 shares issued as of June 30, 2002 and December 31, 2001, respectively	2,222	2,177
Paid-in capital, net	1,600,489	1,350,108
Retained earnings	2,480,363	2,090,761
Cumulative other comprehensive income (loss)	(34,216)	(84,598)
Less: Treasury stock, at cost; 878,206 and 878,720 shares as of June 30, 2002 and December 31, 2001, respectively	(34,952)	(34,970)

Total stockholders’ equity	4,013,906	3,323,478

Total liabilities and stockholders’ equity	$33,834,479	$28,184,047

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Interest Income:
Consumer loans, including fees	$925,257	$620,866	$1,762,212	$1,238,755
Securities available for sale	45,815	33,942	88,159	62,176
Other	28,754	2,408	56,685	6,158

Total interest income	999,826	657,216	1,907,056	1,307,089
Interest Expense:
Deposits	203,112	155,479	381,275	302,440
Senior notes	109,687	87,842	203,591	171,135
Other borrowings	57,450	43,825	108,506	87,725

Total interest expense	370,249	287,146	693,372	561,300

Net interest income	629,577	370,070	1,213,684	745,789
Provision for loan losses	501,780	202,900	848,992	453,514

Net interest income after provision for loan losses	127,797	167,170	364,692	292,275
Non-Interest Income:
Servicing and securitizations	718,347	594,584	1,344,494	1,148,121
Service charges and other customer-related fees	513,886	385,419	1,015,893	781,807
Interchange	137,353	93,673	235,449	168,524

Total non-interest income	1,369,586	1,073,676	2,595,836	2,098,452
Non-Interest Expense:
Salaries and associate benefits	379,363	342,076	760,098	667,792
Marketing	320,446	268,709	673,982	499,909
Communications and data processing	101,601	72,906	193,794	148,198
Supplies and equipment	88,844	74,780	173,351	148,383
Occupancy	38,275	31,349	71,656	62,651
Other	225,117	200,496	440,660	381,630

Total non-interest expense	1,153,646	990,316	2,313,541	1,908,563

Income before income taxes	343,737	250,530	646,987	482,164
Income taxes	130,620	95,203	245,855	183,224

Net income	$213,117	$155,327	$401,132	$298,940

Basic earnings per share	$0.97	$0.74	$1.83	$1.44

Diluted earnings per share	$0.92	$0.70	$1.75	$1.36

Dividends paid per share	$0.03	$0.03	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share data) (unaudited)

					Cumulative
	Common Stock				Other		Total
			Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital, Net	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2000	199,670,421	$1,997	$575,179	$1,471,106	$2,918	$(88,686)	$1,962,514
Comprehensive income:
Net income				298,940			298,940
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $7,776					12,687		12,687
Foreign currency translation adjustments					(36,569)		(36,569)
Cumulative effect of change in accounting principle (SFAS 133)					(27,222)		(27,222)
Loss on cash flow hedging instruments, net of income tax benefit of $9,460					(15,435)		(15,435)

Other comprehensive loss					(66,539)		(66,539)

Comprehensive income							232,401
Cash dividends — $.0533 per share				(10,957)			(10,957)
Issuances of common stock	6,907,262	69	419,409			7,986	427,464
Exercise of stock options	5,186,863	52	93,658			35,069	128,779
Common stock issuable under incentive plan			582				582
Other items, net			754				754

Balance, June 30, 2001	211,764,546	$2,118	$1,089,582	$1,759,089	$(63,621)	$(45,631)	$2,741,537

Balance, December 31, 2001	217,656,985	$2,177	$1,350,108	$2,090,761	$(84,598)	$(34,970)	$3,323,478
Comprehensive income:
Net income				401,132			401,132
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $20,028					32,678		32,678
Foreign currency translation adjustments					18,844		18,844
Loss on cash flow hedging instruments, net of income tax benefit of $699					(1,140)		(1,140)

Other comprehensive income					50,382		50,382

Comprehensive income							451,514
Cash dividends — $.0533 per share				(11,530)			(11,530)
Issuance of mandatory convertible securities			36,616				36,616
Issuances of common stock	3,351,614	33	163,601			18	163,652
Exercise of stock options	1,204,423	12	42,966				42,978
Amortization of deferred compensation			6,367				6,367
Other items, net			831				831

Balance, June 30, 2002	222,213,022	$2,222	$1,600,489	$2,480,363	$(34,216)	$(34,952)	$4,013,906

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Six Months Ended
	June 30

	2002	2001

Operating Activities:
Net income	$401,132	$298,940
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	848,992	453,514
Depreciation and amortization, net	110,311	81,466
Stock compensation plans		582
Amortization of deferred compensation	6,367
(Increase) decrease in interest receivable	(46,369)	3,586
Decrease (increase) in accounts receivable from securitizations	30,384	(551,185)
Increase in other assets	(106,599)	(151,706)
Increase in interest payable	46,948	28,771
Increase in other liabilities	419,571	128,644

Net cash provided by operating activities	1,710,737	292,612

Investing Activities:
Purchases of securities available for sale	(3,186,024)	(1,873,894)
Proceeds from maturities of securities available for sale	201,191	773,908
Proceeds from sales of securities available for sale	1,690,393	249,258
Proceeds from securitization of consumer loans	5,798,126	4,399,990
Net increase in consumer loans	(10,511,991)	(6,120,741)
Recoveries of loans previously charged off	197,382	164,063
Additions of premises and equipment, net	(179,380)	(121,741)

Net cash used for investing activities	(5,990,303)	(2,529,157)

Financing Activities:
Net increase in interest-bearing deposits	3,175,424	1,650,711
Net increase (decrease) in other borrowings	595,060	(605,268)
Issuances of senior notes	300,000	1,241,995
Maturities of senior notes	(279,605)	(535,731)
Issuance of mandatory convertible debt securities	725,075
Dividends paid	(11,530)	(10,957)
Net proceeds from issuances of common stock	163,652	427,464
Proceeds from exercise of stock options	29,596	68,362

Net cash provided by financing activities	4,697,672	2,236,576

Increase in cash and cash equivalents	418,106	31
Cash and cash equivalents at beginning of period	707,238	236,707

Cash and cash equivalents at end of period	$1,125,344	$236,738

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002
(in thousands, except per share data) (unaudited)

Note A: Basis of Presentation

The condensed consolidated financial statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a holding company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers auto lending products. The Corporation and its subsidiaries are collectively referred to as the “Company.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Note B: Recent Accounting Pronouncement

In June of 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the pronouncement. During the second quarter of 2002 the Company performed the transitional impairment test prescribed by the statement for each of the reporting units. Impairment of goodwill was not indicated. As of June 30, 2002, the carrying value of all goodwill totaled $ 303.3 million. $ 219 million of goodwill is held in the Auto Finance segment related to the acquisitions of Capital One Auto Finance and PeopleFirst, Inc. $78.2 million of goodwill is held in the Other caption related to the purchase of Amerifee Corporation. $6.1 million of goodwill is held in the International segment for investments in international operations.

Note C: Segments

The Company maintains three distinct operating segments: consumer lending, auto finance and international. The consumer lending segment primarily consists of domestic credit card and installment lending activities. The auto finance segment consists of automobile lending activities. The international segment consists primarily of credit card lending activities outside the United States. The consumer lending, auto finance and international segments are disclosed separately. The “other” caption includes the Company’s liquidity portfolio, new business initiatives, investments in external companies, various non-lending activities, and unallocated portions of the finance charge and fees deemed uncollectible. The “other” caption also includes the net impact of transfer pricing, certain unallocated expenses, and gains/losses related to the securitization of assets.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. For segment reporting purposes, inter-segment transactions have not been eliminated. Transactions between segments are not material and are generally accounted for as if they were with third parties. Performance evaluation and resource allocation are based on a wide range of indicators to include both historical and forecasted operating results.

Management decision making is performed on a managed portfolio basis. An adjustment to reconcile the managed financial information to the reported financial information in the consolidated financial statements is provided. This adjustment reclassifies a portion of net interest income, non-interest income and provision for loan losses into securitization revenue.

For the Three Months Ended June 30, 2002

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$1,029,432	$131,526	$93,062	$(68,869)	$1,185,151	$(555,574)	$629,577
Non-interest income	1,048,975	25,313	65,948	(26,385)	1,113,851	255,735	1,369,586
Provision for loan losses	654,864	78,712	63,646	4,397	801,619	(299,839)	501,780
Non-interest expenses	938,895	53,762	125,056	35,933	1,153,646		1,153,646
Income tax provision (benefit)	184,166	9,258	(10,186)	(52,618)	130,620		130,620

Net income (loss)	$300,482	$15,107	$(19,506)	$(82,966)	$213,117		$213,117

Loans receivable	$42,819,205	$5,353,825	$4,985,065	$50,120	$53,208,215	$(28,243,005)	$24,965,210

For the Three Months Ended June 30, 2001

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$717,384	$44,956	$64,136	$(2,775)	$823,701	$(453,631)	$370,070
Non-interest income	741,498	4,177	39,539	11,059	796,273	277,403	1,073,676
Provision for loan losses	325,357	42,980	31,250	(20,459)	379,128	(176,228)	202,900
Non-interest expenses	804,888	25,287	99,637	60,504	990,316		990,316
Income tax provision (benefit)	124,882	(7,271)	(10,112)	(12,296)	95,203		95,203

Net income (loss)	$203,755	$(11,863)	$(17,100)	$(19,465)	$155,327		$155,327

Loans receivable	$30,421,772	$1,733,679	$3,208,964	$(81,599)	$35,282,816	$(18,956,199)	$16,326,617

For the Six Months Ended June 30, 2002

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$2,011,201	$235,472	$174,002	$(114,656)	$2,306,019	$(1,092,335)	$1,213,684
Non-interest income	1,974,341	34,770	121,976	(57,358)	2,073,729	522,107	2,595,836
Provision for loan losses	1,132,208	156,789	99,493	30,730	1,419,220	(570,228)	848,992
Non-interest expenses	1,921,332	104,959	239,719	47,531	2,313,541		2,313,541
Income tax provision (benefit)	354,160	3,227	(15,404)	(96,128)	245,855		245,855

Net income (loss)	$577,842	$5,267	$(27,830)	$(154,147)	$401,132		$401,132

Loans receivable	$42,819,205	$5,353,825	$4,985,065	$50,120	$53,208,215	$(28,243,005)	$24,965,210

For the Six Months Ended June 30, 2001

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$1,379,646	$79,473	$125,251	$(1,361)	$1,583,009	$(837,220)	$745,789
Non-interest income	1,440,628	7,083	79,298	16,360	1,543,369	555,083	2,098,452
Provision for loan losses	688,203	61,277	59,472	(73,301)	735,651	(282,137)	453,514
Non-interest expenses	1,563,740	46,766	207,529	90,528	1,908,563		1,908,563
Income tax provision (benefit)	215,966	(8,165)	(23,211)	(1,366)	183,224		183,224

Net income (loss)	$352,365	$(13,322)	$(39,241)	$(862)	$298,940		$298,940

Loans receivable	$30,421,772	$1,733,679	$3,208,964	$(81,599)	$35,282,816	$(18,956,199)	$16,326,617

Note D: Borrowings

In April 2002, the Company completed a public offering of mandatory convertible debt securities (the “Upper DECS”), that resulted in net proceeds of approximately $725 million. The net proceeds will be used for general corporate purposes. Each Upper DEC initially consists of and represents (i) a senior note due May 17, 2007 with a principal amount of $50, on which the Company will pay interest quarterly at the initial annual rate of 6.25%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $50, shares of the Company’s common stock on May 17, 2005 (or earlier under certain conditions), with such number of shares to be determined based upon the average closing price per share of the Company’s common stock for 20 consecutive trading days ending on the third trading day immediately preceding the stock purchase date at a minimum per share price of $63.91 and a maximum per share price of $78.61.

The senior notes will initially be pledged to secure the holder’s obligations under the forward purchase contracts. Each holder of an Upper DEC may elect to withdraw the pledged senior notes or treasury securities underlying the Upper DECS by substituting, as pledged securities, specifically identified treasury securities that will pay $50 on the relevant stock purchase date, which is the amount due on that date under each forward purchase contract. In February 2005, the senior notes will be remarketed, and the interest rate will be reset based on interest rates in effect at the time of remarketing. The holders will use the proceeds of the remarketing to fund their obligations to purchase shares of our common stock under the forward purchase contract, with such number of shares to be determined based upon the average closing price per share of the Company’s common stock for 20 consecutive trading days ending on the third trading day immediately preceding the stock purchase date at a minimum per share price of $63.91 and a maximum per share price of $78.61.

Note E: Comprehensive Income

     Comprehensive income for the three months ended June 30, 2002 and 2001 was as follows:

	Three Months Ended
	June 30

	2002	2001

Comprehensive Income:
Net income	$213,117	$155,327
Other comprehensive income (loss)	58,497	25,785

Total comprehensive income	$271,614	$181,112

Note F: Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Numerator:
Net income	$213,117	$155,327	$401,132	$298,940

Denominator:
Denominator for basic earnings per share - Weighted-average shares	219,961	209,076	218,761	206,946
Effect of dilutive securities:
Stock options	11,723	12,107	10,390	12,535

Dilutive potential common shares	11,723	12,107	10,390	12,535
Denominator for diluted earnings per share - Adjusted weighted-average shares	231,684	221,183	229,151	219,481

Basic earnings per share	$0.97	$0.74	$1.83	$1.44

Diluted earnings per share	$0.92	$0.70	$1.75	$1.36

Note G: Commitments and Contingencies

Securities Litigation:

As of August 7, 2002, the Company had been named as a defendant in seven putative class action securities cases raising issues related to the disclosures in the Form 8-K filed by the Company on July 16, 2002. All seven actions were filed in the United States District Court for the Eastern District of Virginia: Robert Norman v. Capital One Financial Corp., et al., Case No. 02-1069, filed July 19, 2002 (the “Norman Complaint”); James B. Howard v. Capital One Financial Corp., et al., Case No. 02-1071-A, filed July 19, 2002 (the “Howard Complaint”); Lisa Yanofsky v. Capital One Financial Corp., et al., Case No. 02-1074-A, filed July 22, 2002 (the “Yanofsky Complaint”); Raymond Tyler v. Capital One Financial Corp., et al., Case No. 02-1094-A, filed July 24, 2002 (the “Tyler Complaint”); Kunming Qian v. Capital One Financial Corp., et al., Case No. 02-1109-A, filed July 26, 2002 (the “Kunming Qian Complaint”); Charles Bruener v. Capital One Financial Corp., et al., Case No. 02-1137-A, filed August 1, 2002 (the “Bruener Complaint”); and Amir Nasrabadi v. Capital One Financial Corp., et al., Case No. 02-1151-A, filed August 5, 2002 (the “Nasrabadi Complaint”). The Norman, Howard, Tyler, Kunming Qian, Bruener, and Nasrabadi Complaints also name as defendants Richard D. Fairbank, Nigel W. Morris, and David M. Willey. The Yanofsky Complaint also names as defendants Fairbank, Morris, Willey, and Dennis Liberson. Each complaint designates these respective individuals as “Individual Defendants”.

All seven complaints allege that the Company and the respective Individual Defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. All seven complaints also allege that the respective Individual Defendants violated Section 20(a) of the Exchange Act. The Norman, Howard, Tyler, Kunming Qian, Bruener, and Nasrabadi Complaints assert a class period of January 15, 2002, through July 16, 2002, inclusive. The Yanofsky Complaint asserts a class period of March 29, 2001, through July 16, 2002, inclusive.

The complaints generally allege that, during the respective class period, the Company and the respective Individual Defendants misrepresented to the investing public that the Company continued to have consecutive quarters of record earnings and had adequate allowance for reserves. The complaints variously allege that the Company was insufficiently reserving loan allowances relating to subprime loans (which led to the overstating of earnings), was insufficiently capitalized, had overtaxed its infrastructure, had inadequate risk management practices, failed to disclose the full scope and nature of its subprime lending, and violated generally accepted accounting principles. The complaints also generally allege that insiders were motivated to make these misrepresentations in order to profit from the sale of securities at an artificially inflated price.

The Company believes that it has meritorious defenses with respect to these cases and intends to defend these cases vigorously. At the present time, however, management is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the consolidated financial position of the Company or the Company’s results of operations in any future reporting period.

Other Pending and Threatened Legal Actions:

In addition, the Company is commonly subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material.

Note H: Subsequent Events

On July 16, 2002 the Company filed a Form 8-K disclosing that it expected to enter into an informal memorandum of understanding with bank regulatory agencies to address certain issues including capital, allowance for loan losses, finance charge and fee revenue recognition policy and policies, procedures, systems and controls. In August 2002, the Company entered into that memorandum of understanding.

In July 2002 the Company filed a shelf registration statement providing for the sale of senior or subordinated debt securities, preferred stock, common stock, common equity units, and stock purchase contracts, in an aggregate amount not to exceed $2.2 billion.

In July 2002 the Company filed a registration statement registering 7.5 million common shares for the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRP”). The DRP allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments.

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of
Operations

Introduction

Capital One Financial Corporation (the “Corporation”) is a holding company whose subsidiaries market a variety of products and services to consumers using its Information-Based Strategy (“IBS”). The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending products (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers auto lending products. The Corporation and its subsidiaries are collectively referred to as the “Company.” As of June 30, 2002, the Company had 48.6 million accounts and $53.2 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company’s profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

Net income for the three months ended June 30, 2002 of $213.1 million, or $0.92 per share, compares to net income of $155.3 million, or $0.70 per share, for the same period in 2001. The increase in net income is primarily a result of an increase in asset and account volumes. Net interest income increased $259.5 million, or 70% as the net interest margin increased to 8.21% from 7.63% and average earning assets increased by 58%. The provision for loan losses increased $298.9 million, or 147%, as average reported loans increased by 52%,the reported net charge-off rate increased 33 basis points, or 9%, and the Company revised its estimate for allowance for loan losses held against subprime loans in targeted programs as applied under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies (the “Agencies”). As described under the headings “Provision and Allowance for Loan Losses” and “ Capital Adequacy”, the Company adopted a revised application of the Subprime Guidelines in the second quarter of 2002, the result of which is to require more allowance for loan losses and more capital to be held against subprime loans in targeted subprime programs. Non-interest income increased $295.9 million, or 28%, primarily as a result of an increase in average accounts of 28%, an increase in the average off-balance sheet loan portfolio, as well as a shift in the mix of the reported and off-balance sheet portfolios. Marketing expense increased $51.7 million, or 19%, to $320.4 million to reflect the increase in marketing investment in existing and new product opportunities. Salaries and associate benefits expense increased $37.3 million, or 11%, to $379.4 million as a direct result of the cost of operations to manage the growth in the Company’s accounts and products offered. Average managed consumer loans grew 54% for the period, to $51.3 billion from $33.4 billion, and average accounts grew 28% for the same period as a result of the continued success of the Company’s marketing and account management strategies.

Net income for the six months ended June 30, 2002 was $401.1 million, or $1.75 per share, compared to $298.9 million, or $1.36 per share, for the same period in 2001. This 34% increase in net income primarily reflected the increases in asset and account volumes as discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

Managed Consumer Loan Portfolio

The Company analyzes its financial performance on a managed consumer loan portfolio basis. Managed consumer loan data adds back the effect of off-balance sheet consumer loans. The Company also evaluates its interest rate exposure on a managed portfolio basis. The managed consumer loan portfolio includes securitized loans for which the Company has retained significant risks and rewards.

The Company’s managed consumer loan portfolio is comprised of reported and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with SFAS 140, and are not assets of the Company.

     Table 1 summarizes the Company’s managed consumer loan portfolio.

TABLE 1 — MANAGED CONSUMER LOAN PORTFOLIO

	June 30

(in thousands)	2002	2001

Period-End Balances:
Reported consumer loans:
Domestic	$21,945,786	$13,560,882
Foreign	3,019,424	2,765,735

Total	24,965,210	16,326,617

Off-balance sheet consumer loans:
Domestic	26,277,364	18,512,970
Foreign	1,965,641	443,229

Total	28,243,005	18,956,199

Managed consumer loan portfolio:
Domestic	48,223,150	32,073,852
Foreign	4,985,065	3,208,964

Total	$53,208,215	$35,282,816

	Three Months Ended
(in thousands)	June 30

Average Balances:	2002	2001

Reported consumer loans
Domestic	$22,530,154	$14,036,703
Foreign	2,822,982	2,628,881

Total	25,353,136	16,665,584

Off-balance sheet consumer loans
Domestic	24,302,042	16,335,174
Foreign	1,687,586	438,932

Total	25,989,628	16,774,106

Managed consumer loan portfolio
Domestic	46,832,196	30,371,877
Foreign	4,510,568	3,067,813

Total	$51,342,764	$33,439,690

	Six Months Ended
	June 30

(in thousands)	2002	2001

Average Balances:
Reported consumer loans
Domestic	$21,202,558	$13,536,755
Foreign	2,684,625	2,553,703

Total	23,887,183	16,090,458

Off-balance sheet consumer loans
Domestic	23,527,410	15,452,106
Foreign	1,613,438	438,111

Total	25,140,848	15,890,217

Managed consumer loan portfolio
Domestic	44,729,968	28,988,861
Foreign	4,298,063	2,991,814

Total	$49,028,031	$31,980,675

The Company actively engages in consumer loan securitization transactions. Securitization involves the transfer by the Company, in one or more transactions, of a pool of loan receivables to an entity created for securitizations, generally a trust or other special purpose entity (the “trusts”). The credit quality of the receivables is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, and accrued interest and fees on the investor’s share of the pool of receivables. Securities ($28.2 billion at June 30, 2002) representing undivided interests in the pool of consumer loan receivables are sold to the public through an underwritten offering or to private investors in private placement transactions. The Company receives the proceeds of the sale as payment for the receivables transferred. In certain securitizations, the Company retains an interest in the entity to which it transferred receivables (“seller’s interest”) equal to the amount of the outstanding receivables transferred to the trust in excess of the principal balance of the securities outstanding. For securitizations backed by a revolving pool of assets, the Company’s seller’s interest varies as the amount of the excess receivables in the trusts fluctuates as the accountholders make principal payments and incur new charges on the selected accounts. A securitization backed by non-revolving amortizing assets, such as auto loans, generally does not include a seller’s interest, as obligor principal payments are generally available to make payments to investors on a monthly basis. A securitization accounted for as a sale in accordance with SFAS 140 generally results in the removal of the receivables, other than any applicable seller’s interest, from the Company’s balance sheet for financial and regulatory accounting purposes and the recording of any additional retained interests.

Collections received from securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted to the Company, as described in servicing and securitizations income. For amortizing securitizations, amounts in excess of the amount that is used to pay interest, fees and principal are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal as described below.

Investors in the Company’s revolving securitization program are generally entitled to receive principal payments either in one lump sum after an accumulation period or through monthly payments during an amortization period. Amortization may begin sooner in certain circumstances, including the possibility of the annualized portfolio yield (generally consisting of interest and fees) for a three-month period dropping below the sum of the security rate payable to investors, loan servicing fees and net credit losses during the period. Increases in net credit losses and payment rates could significantly decrease the spread and cause early amortization. At June 30, 2002, the annualized portfolio yields on the Company’s off-balance sheet securitizations sufficiently exceeded the sum of the related security rate payable to investors, loan servicing fees and net credit losses, and as such, early amortization of its off-balance sheet securitizations was not expected.

In a revolving securitization, prior to the commencement of the amortization or accumulation period, the investors’ share of the principal payments received on the trusts’ receivables are reinvested in new receivables to maintain the principal balance of the securities. During the amortization period, the investors’ share of principal payments is paid to the security holders until the securities are repaid. When the trust allocates principal payments to the security holders, the Company’s reported consumer loans increase by the new amount on any new activity on the accounts. During the accumulation period, the investor’s share of principal payments is paid into a principal funding account designed to accumulate principal collections so that the securities can be paid in full on the expected final payment date.

Table 2 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

TABLE 2 — OPERATING DATA AND RATIOS

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2002	2001	2002	2001

Reported:
Average earning assets	$30,677,505	$19,406,290	$28,998,174	$18,702,143
Net interest margin(1)	8.21%	7.63%	8.37%	7.98%
Loan yield	14.60	14.90	14.75	15.40

Managed:
Average earning assets	$55,559,191	$36,180,396	$53,062,294	$34,592,360
Net interest margin(1)	8.53%	9.11%	8.69%	9.15%
Loan yield	13.94	15.64	14.12	15.90

(1)	Net interest margin is equal to net interest income divided by average earning assets.

Risk Adjusted Revenue and Margin

The Company’s products are designed with the objective of maximizing customer value while optimizing revenue for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the managed portfolio. Risk adjusted revenue is defined as net interest income and non-interest income less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average earning assets. These measures consider not only the loan yield and net interest margin, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in the Company’s portfolio.

The Company markets its card products to specific consumer populations. The terms of each card product are actively managed to achieve a balance between risk and expected performance, while obtaining the expected return. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the consumer’s performance. In addition, since 1998, the Company has aggressively marketed low non-introductory rate cards to consumers with the best established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited the Company’s customers with similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on the Company’s pricing strategies.

The Company also offers other credit card products. Examples of such products include secured cards, lifestyle cards, co-branded cards, student cards and other cards marketed to certain consumer populations that the Company feels are underserved by the Company's competitors. These products do not have a significant, immediate impact on managed loan balances; rather, they typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include membership fees and higher annual finance charge rates. The profile of the consumer populations that these products are marketed to, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the low non-introductory rate products.

Table 3 provides income statement data and ratios for the Company’s managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

TABLE 3 — MANAGED RISK ADJUSTED REVENUE

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2002	2001	2002	2001

Managed Income Statement:
Net interest income	$1,185,151	$823,701	$2,306,019	$1,583,009
Non-interest income	1,113,851	796,273	2,073,729	1,543,369
Net charge-offs	(559,131)	(332,815)	(1,025,814)	(618,765)

Risk adjusted revenue	$1,739,871	$1,287,159	$3,353,934	$2,507,613

Ratios(1):
Net interest margin	8.53%	9.11%	8.69%	9.15%
Non-interest income	8.02	8.80	7.82	8.92
Net charge-offs	(4.02)	(3.68)	(3.87)	(3.57)

Risk adjusted margin	12.53%	14.23%	12.64%	14.50%

(1)	As a percentage of average managed earning assets.

Net Interest Income

Net interest income is interest and past-due fees earned from the Company’s consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior notes and other borrowings.

Reported net interest income for the three months ended June 30, 2002 was $629.6 million, compared to $370.1 million for the same period in the prior year, representing an increase of $259.5 million, or 70%. For the six months ended June 30, 2002, reported net interest income was $1,213.7 million compared to $745.8 million for the same period in 2001, representing an increase of $467.9 million, or 63%. Reported net interest margin increased 58 and 39 basis points for the three and six months ended June 30, 2002, respectively, compared to the same periods in the prior year. These increases in net interest margin were due primarily to decreases in the cost of funds of 111 and 125 basis points for the three and six months ended June 30, 2002, respectively, to 5.45% from 6.56%, and to 5.43% from 6.68%, as compared to the same period in the prior year. The yield on consumer loans decreased 30 and 65 basis points for the three and six months ended June 30, 2002, respectively, as a result of a shift in the mix of the reported portfolio toward a greater composition of lower yielding, higher credit quality loans as compared to the same periods in the prior year.

Managed net interest income increased $361.5 million and $723.0 million, or 44% and 46%, for the three and six months ended June 30, 2002, respectively, compared to the same periods in the prior year. The increases in managed net interest income resulted from the 54% and 53% increases in managed average earning assets for the three and six months ended June 30, 2002, respectively. The managed net interest margin decreased 58 and 46 basis points to 8.53% and 8.69% for the three and six months ended June 30, 2002, respectively. The decrease in managed net interest margin results primarily from decreases in the managed loan yield of 170 and 178 basis points, for the three and six months ended June 30, 2002, respectively, from the same periods in the prior year. These decreases are a result of the shift in the mix of the managed portfolio toward a greater composition of lower yielding, higher credit quality loans, as well as an increase in low introductory rate balances as compared to the prior year.

Consistent with its practice since the fourth quarter of 1997, as a revenue recognition policy, the Company reduces reported revenue (including both interest and non-interest income components of reported revenue) for that portion of finance charge and fees billed to customers that it deems uncollectible. In addition, the Company reduces consumer loans outstandings for such uncollectible amounts. The Company recognized revenue on this basis (and so built these “reserves”) in prior periods. For all periods relevant to this report, the Company believes its finance charge and fee revenue recognition policy fully satisfied applicable regulatory guidelines and was consistent with generally accepted accounting principles.

Table 4 provides average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 2002 and 2001.

TABLE 4 — STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Three Months Ended June 30

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Earning assets
Consumer loans(1)
Domestic	$22,530,154	$836,132	14.84%	$14,036,703	$521,709	14.87%
Foreign	2,822,982	89,125	12.63%	2,628,881	99,157	15.09%

Total	25,353,136	925,257	14.60%	16,665,584	620,866	14.90%

Securities available for
Sale	3,662,832	45,815	5.00%	2,344,047	33,942	5.79%
Other
Domestic	1,512,776	27,587	7.29%	49,328	198	1.61%
Foreign	148,761	1,167	3.14%	347,331	2,210	2.55%

Total	1,661,537	28,754	6.92%	396,659	2,408	2.43%

Total earning assets	30,677,505	$999,826	13.04%	19,406,290	$657,216	13.55%
Cash and due from banks	450,573			162,501
Allowance for loan losses	(993,711)			(605,333)
Premises and equipment, net	822,706			734,120
Other	3,083,398			2,380,949

Total assets	$34,040,471			$22,078,527

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$14,341,969	$186,942	5.21%	$9,020,792	$143,723	6.37%
Foreign	934,545	16,170	6.92%	665,090	11,756	7.07%

Total	15,276,514	203,112	5.32%	$9,685,882	155,479	6.42%

Senior notes	5,959,240	109,687	7.36%	4,899,045	87,842	7.17
Other borrowings Domestic	5,918,130	56,851	3.84%	2,381,332	35,938	6.04%
Foreign	28,853	599	8.30%	533,913	7,887	5.91%

Total	5,946,983	57,450	3.86%	2,915,245	43,825	6.01%

Total interest-bearing liabilities	27,182,737	$370,249	5.45%	17,500,172	$287,146	6.56%
Other	2,836,421			1,970,655

Total liabilities	30,019,158			19,470,827
Equity	4,021,313			2,607,700

Total liabilities and equity	$34,040,471			$22,078,527

Net interest spread			7.59%			6.99%

Interest income to average earning assets			13.04%			13.55%
Interest expense to average earning assets			4.83			5.92

Net interest margin			8.21%			7.63%

(1)	Interest income includes past-due fees of approximately $218,129 and $175,971 for the three months ended June 30, 2002 and 2001, respectively.

TABLE 4 — STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Six Months Ended June 30

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Earning assets
Consumer loans(1)
Domestic	$21,202,558	$1,591,446	15.01%	$13,536,755	$1,046,131	15.46%
Foreign	2,684,625	170,766	12.72%	2,553,703	192,624	15.09%

Total	23,887,183	1,762,212	14.75%	16,090,458	1,238,755	15.40%

Securities available for
Sale	3,516,124	88,159	5.01%	2,129,892	62,176	5.84%
Other Domestic	1,467,458	54,662	7.45%	86,367	1,644	3.81%
Foreign	127,409	2,023	3.18%	395,426	4,514	2.28%

Total	1,594,867	56,685	7.11%	481,793	6,158	2.56%

Total earning assets	28,998,174	$1,907,056	13.15%	18,702,143	$1,307,089	13.98%
Cash and due from banks	371,675			151,663
Allowance for loan losses	(933,855)			(582,000)
Premises and equipment, net	803,054			720,720
Other	2,790,266			2,220,784

Total assets	$32,029,314			$21,213,310

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$13,507,123	$352,242	5.22%	$8,790,440	$283,065	6.44%
Foreign	888,819	29,033	6.53%	552,612	19,375	7.01%

Total	14,395,942	381,275	5.30%	9,343,052	302,440	6.47%

Senior notes	5,696,078	203,591	7.15%	4,789,358	171,135	7.15%
Other borrowings
Domestic	5,405,010	107,409	3.97%	1,976,513	66,297	6.71%
Foreign	34,137	1,097	6.43%	703,516	21,428	6.09%

Total	5,439,147	108,506	3.99%	2,680,029	87,725	6.55%

Total interest-bearing liabilities	25,531,167	$693,372	5.43%	16,812,439	$561,300	6.68%
Other	2,700,428			1,922,609

Total liabilities	28,231,595			18,735,048
Equity	3,797,719			2,478,262

Total liabilities and equity	$32,029,314			$21,213,310

Net interest spread			7.72%			7.30%

Interest income to average earning assets			13.15%			13.98%
Interest expense to average earning assets			4.78			6.00

Net interest margin			8.37%			7.98%

(1)	Interest income includes past-due fees of approximately $434,001 and $364,408 for the six months ended June 30, 2002 and 2001, respectively.

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

TABLE 5 — INTEREST VARIANCE ANALYSIS

	Three Months Ended			Six Months Ended
	June 30, 2002 vs. 2001			June 30, 2002 vs. 2001

	Increase	Change due to(1)		Increase	Change due to(1)
(in thousands)	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate

Interest Income:
Consumer loans Domestic	314,423	319,896	(5,473)	545,315	633,453	(88,138)
Foreign	(10,032)	37,180	(47,212)	(21,858)	24,376	(46,234)

Total	304,391	390,395	(86,004)	523,457	672,414	(148,957)

Securities available for sale	11,873	39,332	(27,459)	25,983	50,195	(24,212)
Other Domestic	27,389	24,467	2,922	53,018	50,025	2,993
Foreign	(1,043)	(3,667)	2,624	(2,491)	(6,056)	3,565

Total	26,346	16,671	9,675	50,527	28,533	21,994

Total interest income	342,610	507,603	(164,993)	599,967	820,584	(220,617)
Interest Expense:
Deposits Domestic	43,219	192,873	(149,654)	69,177	210,043	(140,866)
Foreign	4,414	6,083	(1,669)	9,658	13,444	(3,786)

Total	47,633	201,325	(153,692)	78,835	223,617	(144,782)

Senior notes	21,845	19,459	2,386	32,456	32,408	48
Other borrowings Domestic	20,913	100,755	(79,842)	41,112	120,806	(79,694)
Foreign	(7,288)	(23,007)	15,719	(20,331)	(23,679)	3,348

Total	13,625	103,394	(89,769)	20,781	114,419	(93,638)

Total interest expense	83,103	362,153	(279,050)	132,072	405,164	(273,092)

Net interest income(1).	259,507	229,413	30,094	467,895	429,246	38,649

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitizations Income

In accordance with SFAS 140, the Company records gains or losses on the off-balance sheet securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Retained interests in securitized assets include “interest only” (“I/O”) strips, retained subordinated interests in the transferred pool of receivables, cash collateral accounts and accrued interest and fees on the investor’s share of the pool of receivables. Gains represent the present value of estimated excess cash flows the Company will receive over the estimated life of the receivables and are included in servicing and securitization income. This excess cash flow essentially represents an I/O strip, consisting of the following estimates: excess of finance charges and past-due fees over the sum of the return paid to investors, contractual servicing fees and credit losses. The credit risk exposure on retained interests exceeds the pro rata share of the

Company’s interest in the pool of receivables. However, exposure to credit losses on the securitized loans is contractually limited to the retained interests.

Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses recognized as a result of these transactions. Servicing and securitizations income increased $123.7 million, or 21% to $718.3 million for the three months ended June 30, 2002, from $594.6 million in the same period in the prior year. Servicing and securitizations income increased $196.4 million, or 17% to $1.3 billion for the six months ended June 30, 2002, from $1.1 billion in the same period in the prior year. These increases were primarily due to 55% and 58% increases in average off-balance sheet loan portfolio for the three and six months ended June 30, 2002, and a shift in the mix of that portfolio toward higher yielding, lower credit quality loans to more closely reflect the composition of the managed portfolio.

Certain estimates inherent in the determination of the fair value of the retained interests are influenced by factors outside the Company’s control, and as a result, such estimates could materially change in the near term. Any future gains that will be recognized in accordance with SFAS 140 will be dependent on the timing and amount of future securitizations. The Company intends to continuously assess the performance of new and existing securitization transactions as estimates of future cash flows change.

Other Non-Interest Income

Interchange income increased to $137.4 million and $235.4 million, or 47% and 40%, for the three and six months ended June 30, 2002, respectively, compared to $93.7 and $168.5 million for the same period in the prior year. This increase is primarily attributable to increased purchase volume and new account growth for the three and six months ended June 30, 2002. Service charges and other customer-related fees increased $128.5 and $234.1 million, or 33% and 30%, to $513.9 million and $1.0 billion for the three and six months ended June 30, 2002, respectively, compared to the same periods in the prior year. These increases were primarily due to the increase in average accounts of 28% and 29% for the three and six months ended June 30, 2002, respectively, compared to the same periods in the prior year, offset by the shift in the mix of the reported loan portfolio toward a greater composition of lower fee-generating loans.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2002 was $1.2 billion and $2.3 billion, respectively, an increase of 17% and 21% over $990.3 million and $1.9 billion for the same period in the prior year. Contributing to the increase in non-interest expense for the three and six months ended June 30, 2002 was salaries and associate benefits expense which increased $37.3 million, or 11%, and $92.3 million, or 14%, respectively. Marketing expense increased $51.7 and $174.1, or 19% and 35%, to $320.4 million and $674.0 million for the three and six months ended June 30, 2002, respectively, as the Company continued to invest in new and existing product opportunities, as well as, our marketing extension into television advertisements. All other non-interest expenses increased $74.3 million and $138.5 million, or 20% and 19%, to $453.8 and $879.4 million for the three and six months ended June 30, 2002, respectively, from $379.5 and $740.9 million for the same period in the prior year. This increase was a result of a 28% and 29% increase in the average number of accounts for the three and six months ended June 30, 2002, as compared to the same periods in the prior year.

Income Taxes

The Company’s effective income tax rate was 38% for the three months ended June 30, 2002 and 2001 and includes both state and federal income tax components.

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

Delinquencies

Table 6 shows the Company’s consumer loan delinquency trends for the periods presented on a reported and managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. Delinquencies not only have the potential to impact earnings if the account charges off, they also result in additional costs in terms of the personnel and other resources dedicated to resolving the delinquencies.

TABLE 6 — DELINQUENCIES

	June 30

	2002		2001

		% of		% of
(dollars in thousands)	Loans	Total Loans	Loans	Total Loans

Reported:
Loans outstanding	$24,965,210	100.00%	$16,326,617	100.00%
Loans delinquent:
30-59 days	618,003	2.48	359,488	2.20
60-89 days	290,327	1.16	189,940	1.16
90 or more days	364,333	1.46	273,939	1.68

Total	$1,272,663	5.10%	$823,367	5.04%

Loans delinquent by geographic area:
Domestic	796,990	3.63%	707,420	5.22%
Foreign	84,073	2.78%	115,947	4.19%
Managed:
Loans outstanding	$53,208,215	100.00%	$35,282,816	100.00%
Loans delinquent:
30-59 days	1,066,012	2.01	691,442	1.96
60-89 days	549,310	1.03	406,320	1.15
90 or more days	798,858	1.50	637,494	1.81

Total	$2,414,180	4.54%	$1,735,256	4.92%

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period recoveries. Table 7 shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

TABLE 7 — NET CHARGE-OFFS

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2002	2001	2002	2001

Reported:
Average loans outstanding	$25,353,136	$16,665,584	$23,887,183	$16,090,458
Net charge-offs	259,292	156,586	455,587	336,627
Net charge-offs as a percentage of Average loans outstanding	4.09%	3.76%	3.81%	4.18%

Managed:
Average loans outstanding	$51,342,764	$33,439,690	$49,028,031	$31,980,675
Net charge-offs	559,131	332,815	1,025,814	618,765
Net charge-offs as a percentage of Average loans outstanding	4.36%	3.98%	4.18%	3.87%

Net charge-offs of managed loans increased $226.3 million, or 68%, while average managed consumer loans for the three months ended June 30, 2002 grew 54%, compared to the same period in the prior year. Net charge-offs of managed loans increased $407.0 million, or 66%, while average managed consumer loans for the six months ended June 30, 2002 grew 53%, compared to the same period in the prior year. For the three and six months ended June 30, 2002, the Company’s net charge-offs as a percentage of average managed loans outstanding were 4.36% and 4.18%, respectively, compared to 3.98% and 3.87% for the same periods in the prior year.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable future losses, net of recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that, for all relevant periods, the allowance for loan losses was adequate to cover anticipated losses in the reported homogeneous consumer loan portfolio under then current conditions, met all applicable legal and regulatory guidance and was consistent with generally accepted accounting principles. There can be no assurance as to future credit losses that may be incurred in connection with the Company’s consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported homogeneous consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; historical trends in loan volume; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance (including the Subprime Guidelines); credit evaluations and underwriting policies.

On January 31, 2001, the Agencies issued the Subprime Guidelines. The Subprime Guidelines provide guidance to federal bank examiners regarding the adequacy of capital and allowance for loan losses held by insured depository institutions engaged in subprime lending. The Agencies have wide discretion as to how to apply the Subprime Guidelines. The Company’s business strategy, similar to other credit card lenders, is to provide credit card products and other consumer loans to a wide range of consumers. Since early 2001, the Bank and the Savings Bank have treated a portion of their loans as “subprime” under the Subprime Guidelines and have assessed their capital and allowance for loan losses accordingly. In the second quarter of 2002, the Company adopted a revised application of the Subprime Guidelines, the result of which is to require more capital and allowance for loan losses to be held against subprime loans. For purposes of the revised application of the Subprime Guidelines, the Company has treated as “subprime” all loans in the Bank’s and the Savings Bank’s targeted subprime programs to customers either with a Fair, Isaac and Company (“FICO”) score of 660 or below or with no FICO score. Under the Company’s revised application of the Subprime Guidelines, the Bank and the Savings Bank maintain an allowance for loan losses against subprime assets at an amount estimated to be sufficient to absorb 12 months of future losses.

Table 8 sets forth the activity in the allowance for loan losses for the periods indicated. See “Asset Quality,” “Delinquencies” and “Net Charge-Offs” for a more complete analysis of asset quality.

TABLE 8 — SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2002	2001	2002	2001

Balance at beginning of period	$990,000	$597,000	840,000	$527,000
Provision for loan losses:
Domestic	464,871	178,612	785,979	406,190
Foreign	36,908	24,288	63,013	47,324

Total provision for loan losses	501,779	202,900	848,992	453,514

Acquisitions/other	4,513	3,686	3,595	3,113

Charge-offs:
Domestic	(323,485)	(211,529)	(593,177)	(447,470)
Foreign	(32,616)	(27,045)	(59,792)	(53,220)

Total charge-offs	(356,101)	(238,574)	(652,969)	(500,690)

Recoveries:
Domestic	89,180	77,234	183,195	155,468
Foreign	7,629	4,754	14,187	8,595

Total recoveries	96,809	81,988	197,382	164,063

Net charge-offs	(259,292)	(156,586)	(455,587)	(336,627)

Balance at end of period	$1,237,000	$647,000	1,237,000	$647,000

Allowance for loan losses to loans at period-end	4.95%	3.96%	4.95%	3.96%

Allowance for loan losses by geographic distribution:
Domestic	$1,160,813	$571,620	$1,160,813	$571,620
Foreign	76,187	75,380	76,187	75,380

For the three and six months ended June 30, 2002, the provision for loan losses increased to $501.8 million and $849.0 million, or 147% and 87%, respectively, from $202.9 million and $453.5 million for the comparable periods in the prior year. This increase is primarily a result of the 53% increase in reported loans from June 30, 2001, a 66% increase in the dollar amount of net charge-offs, for the three months ended June 30, 2002, and the revised application of Subprime Guidelines detailed above

Funding

The Company has established access to a variety of funding alternatives, in addition to securitization of its consumer loans. In June 2000, the Bank established a $5.0 billion global senior and subordinated bank note program, of which $2.9 billion was outstanding as of June 30, 2002 with original terms of three to five years. Prior to the establishment of the global bank note program, the Bank issued senior unsecured debt through its $8.0 billion domestic bank note program, of which $1.6 billion was outstanding as of June 30, 2002, with original terms of one to ten years. The Bank did not renew such program and it is no longer available for future issuances. Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies allowing the Company to borrow from both U.S. and non-U.S. lenders, including two committed revolving credit facilities offering foreign currency funding options. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translation.

In August 2000, the Bank entered into a multicurrency revolving credit facility (the “Multicurrency Facility”). The Multicurrency Facility is intended to finance the Bank’s business in the United Kingdom and was comprised of two Tranches, each in the amount of Euro 300 million ($270.8 million equivalent based on the exchange rate at closing). The Tranche A facility was intended for general corporate purposes and was terminated by the Bank on August 9, 2001. The Tranche B facility replaced and extended the Corporation’s prior credit facility for U.K. pounds sterling and Canadian dollars, which matured on August 29, 2000. The Tranche B facility terminates August 9, 2004. The Corporation serves as guarantor of all borrowings under the Multicurrency Facility. In October 2000, the Bank’s subsidiary, Capital One Bank (Europe) plc, replaced the Bank as a borrower under the Bank’s guarantee.

In May 1999, the Company entered into a four-year, $1.2 billion unsecured revolving credit arrangement (the “Credit Facility”). The Credit Facility is comprised of two tranches: a $810 million Tranche A facility available to the Bank and the Savings Bank, including an option for up to $250 million in multicurrency availability, and a $390 million Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $150 million in multicurrency availability. Each tranche under the facility is structured as a four-year commitment and is available for general corporate purposes. All borrowings under the Credit Facility are based on varying terms of LIBOR. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings which are due and payable by the Savings Bank but have not been paid. Any borrowings under the Credit Facility will mature on May 24, 2003; however, the final maturity of each tranche may be extended for an additional one-year period with the lenders’ consent.

As of June 30, 2002, the Company had an effective shelf registration statement (the “Original Registration Statement”) under which the Company from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts (collectively, the “Shelf Securities”). As of June 30, 2002, the available amount of Shelf Securities registered through the Original Registration Statement was $292.2 million aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as designated by the Company. In July 2002, the Company filed an additional shelf registration statement which has been declared effective by the SEC (the “Additional Registration Statement”) providing for the offer and sale of an additional $2.0 billion aggregate principal amount of Shelf Securities. The Company has $2.3 billion available for future issuances of Shelf Securities under, collectively, the Original Shelf Registration and the Additional Registration Statement.

Table 9 shows the Company’s unsecured funding availability as of June 30, 2002.

TABLE 9 — FUNDING AVAILABILITY

	Effective/		Final
(dollars or dollar equivalents in millions)	Issue Date	Availability(1)	Maturity(3)

Senior global bank note program	6/00	$2,056	—
Multicurrency credit facility	8/00	271	8/04

Domestic revolving credit facility	5/99	1,200	5/03
Corporation Shelf Registration	3/02	292	—
Capital Securities(3)	1/97	100	2/27

(1)	All funding sources are non-revolving except for the Multicurrency Credit Facility and the Domestic Revolving Credit Facility. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.

(2)	Qualifies as Tier 2 capital at the Bank.

(3)	Maturity date refers to the date the facility terminates, where applicable..

The Company’s other borrowings portfolio consists of $1.5 billion in borrowings maturing within one year and $3.1 billion in borrowings maturing after one year.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of June 30, 2002, the Company had $16.0 billion in interest-bearing deposits, with original maturities of up to ten years.

Table 10 shows the maturation of certificates of deposit in denominations of $100,000 or greater (“large denomination CDs”) as of June 30, 2002.

TABLE 10 — MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	June 30, 2002

(dollars in thousands)	Balance	Percent

Three months or less	$533,031	10.17%
Over 3 through 6 months	638,737	12.18
Over 6 through 12 months	746,673	14.24
Over 12 months through 10 years	3,324,882	63.41

Total	$5,243,323	100.00%

Liquidity

Liquidity refers to the Company’s ability to meet its cash needs. The Company meets its cash requirements by securitizing assets, gathering deposits and through issuing debt and equity. As discussed in “Managed Consumer Loan Portfolio,” a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 2002 to 2008 and for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization would have a significant effect on the ability of the Bank and Savings Bank to meet capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet.

As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of June 30, 2002, the Company held $5.7 billion in such securities.

Capital Adequacy

The Bank and the Savings Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”) and the Office of Thrift Supervision (the “OTS”) (collectively, the “regulators”), respectively. The capital adequacy guidelines and the regulatory framework for prompt corrective action require the Bank and the Savings Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items.

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” To be categorized as “well-capitalized,” the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of June 30, 2002, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank’s or the Savings Bank’s capital category.

TABLE 11 — REGULATORY CAPITAL RATIOS

			To Be "Well-Capitalized" Under
		Minimum for Capital	Prompt Corrective Action
Call Report Basis	Ratios	Adequacy Purposes	Provisions

June 30, 2002
Capital One Bank
Tier 1 Capital	15.24%	4.00%	6.00%
Total Capital	17.37	8.00	10.00
Tier 1 Leverage	13.38	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	13.78%	4.00%	6.00%
Total Capital	15.62	8.00	10.00
Tier 1 Leverage	11.73	4.00	5.00

June 30, 2001
Capital One Bank
Tier 1 Capital	11.25%	4.00%	6.00%
Total Capital	13.35	8.00	10.00
Tier 1 Leverage	10.69	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	9.19%	4.00%	6.00%
Total Capital	11.54	8.00	10.00
Tier 1 Leverage	8.28	4.00	5.00

As described in the “Provision and Allowance for Loan Losses” section above, since early 2001, the Bank and the Savings Bank have treated a portion of their loans as “subprime” under the Subprime Guidelines and have assessed their capital and allowance for loan losses accordingly. In the second quarter of 2002, the Company adopted a revised application of the Subprime Guidelines, the result of which is to require more capital and allowance for loan losses to be held against subprime loans. Under the revised application of the Subprime Guidelines, the company has, for purposes of calculating capital ratios, risk weighted subprime loans in targeted programs at 200%, rather then the 100% risk weighting applied to loans not in targeted subprime programs. The Company has addressed the additional capital requirements with available resources. Under the revised application of the Subprime Guidelines, each of the Bank and the Savings Bank exceeds the requirements for a “well-capitalized” institution as of June 30, 2002, as detailed in Table 12.

TABLE 12 — REGULATORY CAPITAL RATIOS APPLYING SUBPRIME GUIDANCE

			To Be "Well-Capitalized" Under
Applying		Minimum for Capital	Prompt Corrective Action
Subprime Guidance	Ratios	Adequacy Purposes	Provisions

June 30, 2002
Capital One Bank
Tier 1 Capital	11.15%	4.00%	6.00%
Total Capital	12.99	8.00	10.00
Tier 1 Leverage	13.38	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	10.21%	4.00%	6.00%
Total Capital	11.89	8.00	10.00
Tier 1 Leverage	11.73	4.00	5.00

For purposes of the Subprime Guidelines, the Company has treated as “subprime” all loans in the Bank’s and the Savings Bank’s targeted subprime programs to customers either with a Fair, Isaac and Company (“FICO”) score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of June 30, 2002, approximately $5.0 billion or 27.6% of the Bank’s, and $3.2 billion or 26.2% of the Saving’s Bank’s, on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

In November 2001, the Agencies adopted an amendment to the regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes (i.e., guarantees on third-party assets), residual interests in asset securitizations and certain other securitized transactions. Effective January 1, 2002, this rule amends the Agencies’ regulatory capital standards to create greater differentiation in the capital treatment of residual interests. On May 17, 2002, the Agencies issued an advisory interpreting the application of this rule to a residual interest commonly referred to as an accrued interest receivable (the “AIR Advisory”). The effect of this AIR Advisory is to require all insured depository institutions, including the Bank and the Savings Bank, to hold significantly higher levels of regulatory capital against accrued interest receivables beginning December 31, 2002. The Company expects the Bank and the Savings Bank to meet this capital requirement and to remain well capitalized when the AIR Advisory becomes effective at year end.

The Company expects the Bank and the Savings Bank to continue to maintain regulatory capital ratios that meet the well capitalized criteria after application of all legal and regulatory guidance including the Subprime Guidelines and the AIR Advisory (when it becomes effective). In this regard, the Company expects to operate each of the Bank and the Savings Bank in the future with a total capital ratio of at least 12%.

The Corporation has a number of alternatives available to meet any additional regulatory capital needs of the Bank and the Savings Bank, including substantial liquidity held at the Corporation and available for contribution.

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of June 30, 2002, the Company’s Tier 1 leverage ratio was 11.39%. The Company expects to maintain a Tier 1 leverage ratio of at least 6% in the future.

Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of June 30, 2002, retained earnings of the Bank and the

Savings Bank of $746 million and $260.5 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the Federal Reserve and the OTS. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

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

Interest Rate Sensitivity

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. To the extent that managed interest income and expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings could be affected. The Company’s managed net interest income is affected primarily by changes in LIBOR, as variable rate card receivables, securitization bonds, and corporate debts are repriced. The Company manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity, repricing and distribution of assets and liabilities and by entering into interest rate swaps.

The Company measures interest rate risk through the use of a simulation model. The model generates a normal distribution of twelve-month managed net interest income outcomes based on a plausible set of interest rate paths, which are generated from an industry-accepted model. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The Company’s Asset/Liability Management Policy requires, that based on this distribution, there be no more than a 5% probability of a 12-month reduction in net interest income of more than $50MM, or 1.4% of 2001 net interest income. As of June 30, 2002, the Company was in compliance with the policy. The interest rate scenarios evaluated as of June 30, 2002 included scenarios in which short-term interest rates rose by over 300 basis points or fell by as much as 170 basis points over the 12-months. Additionally, the Company regularly reviews the output of other industry accepted techniques for measuring and managing exposures to rate movements, including measures based on the net present value of assets less liabilities (termed “economic value of equity”). These analyses do not consider the effects from changes in the overall level of economic activity associated with various interest rate scenarios. Further, in the event of a rate change of large magnitude, management would likely take actions to further mitigate its exposure. For example, management may, within legal and competitive constraints, reprice interest rates on outstanding credit card loans.

Reportable Segments

The company maintains three distinct operating segments: consumer lending, auto finance and international. These segments have been separately reported. Management decision making is performed on a managed portfolio basis, as such information about reportable segments is provided on a managed basis.

Consumer Lending Segment

The consumer lending segment consists primarily of domestic credit card and installment lending activities. Total consumer lending segment loans outstanding increased 41% to $42.8 billion at June 30, 2002, compared to $30.4 billion at June 30, 2001. The increase in total outstandings is principally the result of our continued application of our IBS to originate loans.

Net charge-offs of consumer lending segment loans increased $192.5 million, or 66%, while average consumer lending segment loans for the three months ended June 30, 2002 grew 43%, compared to the same period in the prior year. For the three months ended June 30, 2002, the consumer lending segment’s net charge-offs as a percentage of average consumer lending segment loans outstanding were 4.63%, compared to 4.00% for the same periods in the prior year.

The 30-plus day delinquency rate for the consumer lending segment was 5.86% as of June 30, 2002, down 8 basis points from 5.94% as of June 30, 2001 and down 7 basis points from 5.93% as of March 31, 2002.

Auto Finance Segment

The auto finance segment consists of automobile lending activities. Total auto finance segment loans outstanding increased 209% to $5.4 billion at June 30, 2002, compared to $1.7 billion at June 30, 2001. The increase in total loans outstandings is principally the result of the successful application of our IBS to originate loans and the balances and accounts added in connection with the PeopleFirst, Inc. acquisition in October 2001. In June 2002, the Company sold $988 million of auto loans, with servicing retained, and recorded a $17.3 million dollar cash gain. The gain has been reflected in the Auto Finance segment operating results. The sale completely removes these loans from the Company’s managed consumer loan portfolio. The Company has retained servicing rights with respect to these loans.

Net charge-offs of auto finance segment loans increased $24.3 million, or 150%, while average auto finance segment loans for the three months ended June 30, 2002 grew 268%, compared to the same period in the prior year. For the three months ended June 30, 2002, the auto finance segment’s net charge-offs as a percentage of average auto finance segment loans outstanding were 2.84%, compared to 4.19% for the same periods in the prior year primarily as a result of the credit quality of balances and accounts added in connection with the PeopleFirst, Inc. acquisition.

The 30-plus day delinquency rate for the auto finance segment was 5.38% as of June 30, 2002, down 149 basis points from 6.87% as of June 30, 2001 and up 141 basis points from 3.97% as of March 31, 2002. The auto finance segment delinquency rate increased as of June 30, 2002 as compared to March 31, 2002 primarily as a result of the second quarter sale of $1.0 billion in auto loans.

International Segment

The international segment consists of all non-domestic consumer lending activities. Total international segment loans outstanding increased 55% to $5.0 billion at June 30, 2002, compared to $3.2 billion at June 30, 2001. The increase in total outstandings is principally the result of the successful application of our IBS to originate loans in the United Kingdom, France and Canada.

Net charge-offs of international finance segment loans increased $15.4 million, or 57%, while average international segment loans for the three months ended June 30, 2002 grew 47%, compared to the same period in the prior year. For the three months ended June 30, 2002, the international segment’s net charge-offs as a percentage of average international segment loans outstanding were 3.77%, compared to 3.55% for the same periods in the prior year .

The 30-plus day delinquency rate for the international segment was 4.14% as of June 30, 2002, up 13 basis points from 4.01% as of June 30, 2001 and down 25 basis points from 4.39% as of March 31, 2002.

See additional discussion of product and lending activity in the “Product and Market Opportunities” section below.

BUSINESS OUTLOOK

Earnings, Goals and Strategies

This business outlook section summarizes Capital One’s expectations for earnings for 2002 and 2003, and our primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward-looking and, therefore, actual results could differ materially. Factors that could materially influence results are set forth throughout this section and in Capital One’s Annual Report on Form 10-K for the year ended December 31, 2001 (Part I, Item 1, Risk Factors).

We have set a target, dependent on the factors set forth below, to increase Capital One’s earnings per share for 2002 and 2003 by approximately 30% and at least 20% respectively, over earnings per share for 2001 and 2002, respectively. These earnings targets are due to the continuing success of Capital One’s strategy, lower than expected charge-offs, continued improvements in operating efficiency and expected lower marketing expenses in the second half of 2002. We expect to release specific guidance on our 2003 earning target in October 2002. Our earnings targets take into account the regulatory developments discussed below and elsewhere in this Quarterly Report on Form 10-Q. As discussed elsewhere in this report and below, Capital One’s actual earnings are a function of our revenues (net interest income and non-interest income on our earning assets), consumer usage and payment patterns, credit quality of our earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

Product and Market Opportunities

Our strategy for future growth has been, and is expected to continue to be, to apply our proprietary IBS to our lending business. We will seek to identify new product opportunities and to make informed investment decisions regarding new and existing products. Our lending and other financial products are subject to competitive pressures, which management anticipates will continue to increase as these markets mature.

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

Capital One Auto Finance, Inc., our automobile finance subsidiary, offers loans, secured by automobiles, through dealer networks and through direct-to-consumer channels throughout the United States. As with our credit card lending, we have applied IBS to our auto finance lending activities by reinventing existing products and creating new products to optimize pricing and customer selection, and to implement our conservative risk management strategy. In October 2001, we acquired PeopleFirst, Inc., the largest online provider of direct motor vehicle loans. We anticipate continued auto finance lending activities growth during 2002, although we also plan to sell auto loans on an ongoing basis.

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

We expect to grow our managed loan portfolio by approximately 30% in 2002 and by approximately 20-25% in 2003. We also expect to continue our strategy of diversifying upmarket and into other lending products and geographies, and to grow our higher-end credit card portfolio at a somewhat faster rate than our subprime portfolio. We expect profitability in our superprime, United Kingdom credit card, and auto finance businesses in 2002, reflecting the return on the significant marketing investments made in these business lines in recent years. We also expect to grow our installment loan, auto finance and international credit card loans more quickly than our domestic credit card loans in the future. Because of the larger balances per account associated with higher-end card loans as well as automobile and installment loans, the gradual mix shift toward these loans will lead to lower account growth than loan growth. Account growth is expected to be modest in the second half of 2002, and somewhat higher in 2003.

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

Marketing Investment

We expect our 2002 marketing expenses to be comparable to the marketing expense level in 2001, as we continue to invest marketing funds in various consumer lending products and services. We expect reduced levels of marketing in the second half of 2002 compared to the first half of 2002.

We also plan to continue our focus on a brand marketing, or “brand awareness,” strategy with the intent of solidifying our branded franchise to support our IBS and mass customization strategies. We caution, however, that an increase in marketing expenses or brand awareness does not necessarily equate to a comparable increase in outstanding balances or accounts based on historical results. As our portfolio continues to grow, generating balances and accounts to offset attrition requires increasing amounts of marketing. Although we are one of the leading direct mail marketers in the credit card industry, increased mail volume throughout the industry indicates that competition in customer mailings is at record levels. This intense competition in the credit card market has resulted in an industry-wide reduction in both credit card response rates and the productivity of marketing dollars invested in that line of business, both of which may affect us more significantly in 2002. Although the cost to acquire new accounts varies across product lines, we expect our cost per account to stabilize in the near future. With competition affecting the profitability of traditional card products, we have been allocating, and expect to continue to allocate, a greater portion of our marketing expense to other customized credit card products and other financial products. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit industry, general economic conditions affecting consumer credit performance, the asset quality of our portfolio and the identification of market opportunities across product lines that exceed our targeted rates of return on investment.

The amount of marketing investment allocated to various products or businesses will influence the characteristics of our portfolio as various products or businesses are characterized by different account growth, loan growth and asset quality characteristics. Our net interest margin increased during the first quarter of 2002 but decreased during the second quarter. We anticipate that net interest margin may continue to fluctuate during 2002, based on continued movement in the underlying components, the scheduled repricing of certain introductory rate credit card products and continuing shifts in our asset mix. We also expect to see a decrease in our revenue margin due to the expected higher growth rate in our higher-end credit card portfolio compared to our subprime portfolio.

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

during the third and fourth quarters, primarily due to the continued seasoning of certain accounts, slower loan growth rates and general economic factors. We expect our managed net charge-offs to reach low-to mid-5% levels in the fourth quarter of 2002, before adjusting for the impacts of the draft Guidance described below. By comparison, we expect industry charge-off rates to rise to low-to mid-7% levels by year end 2002. For the remainder of 2002 and through 2003, therefore, we expect to remain below the industry average charge-off rate. We caution that delinquency and charge-off levels are not always predictable and may vary from projections and from period to period. During an economic downturn or recession, delinquencies and charge-offs are likely to increase more quickly. This impact could be exacerbated by a decline in our loan growth rate. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Moreover, in recent months, price competition in the form of low non-introductory long-term fixed interest rates below 10% has increased dramatically as industry participants compete vigorously to attract and retain the lowest risk customers. Competition can affect our earnings by increasing attrition of our outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract profitable customers.

Regulatory Developments

Informal Memorandum of Understanding

During the course of a routine review of the Bank and the Savings Bank by bank regulatory authorities in connection with a pending application and the normal examination cycle, examiners identified certain supervisory issues. We have been engaged in discussions with the regulatory authorities concerning these issues and have taken and are taking actions to thoroughly address all the issues. We have entered into an informal memorandum of understanding with the bank regulatory authorities with respect to certain issues, including our capital, allowance for loan losses, finance charge and fee reserve and policies, procedures, systems and controls. A memorandum of understanding is characterized by regulatory authorities as an informal action, that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. We have implemented levels of capital, reserves and allowances that we believe satisfy the memorandum of understanding. Accordingly, our earnings guidance and business outlook contained in this report take account of the understandings with the regulatory authorities.

Under the memorandum of understanding, we will enhance the business plans for each of our major legal entities, including the Bank and the Savings Bank. These long range business plans will address, among other things, the future capital needs of the Bank and the Savings Bank taking into account projections for growth, the mix of loans on their balance sheets, liquidity requirements, earnings, and alternative sources of capital. The business plans will provide for the capital levels described above under the caption “Capital Adequacy”. Based on our current plans for managed loan growth and known capital requirements, we do not expect to need to raise additional equity capital through 2003. The business plans will also consider our legal entity structure (including the separate operations of the Bank and the Savings Bank), and we have in the interim withdrawn our application to merge the Bank and the Savings Bank.

Further, under the memorandum of understanding, the Bank and the Savings Bank have agreed to maintain an allowance for loan losses against subprime assets at an amount estimated to be sufficient to absorb 12 months of future losses and to maintain their allowance and finance charge and fee “reserve” in future periods in accordance with all applicable regulatory guidelines.

Finally, in light of our rapid historical growth rate and to support our planned growth, the memorandum of understanding requires that we continue to enhance our enterprise risk management and our internal control environment. We will continue to invest in our infrastructure to enhance our technology, our management information systems, our internal audit function, the formal documentation of our policies and procedures, our project management and our contingency planning processes. In this regard, we have created a new senior executive management position responsible for enterprise risk management (other than credit risk) across the entire company to ensure that our policies, procedures, systems and controls are appropriate to our future plans and growth. We have initiated a search for a qualified individual with the relevant experience in the financial services industry to lead this important initiative to ensure we achieve industry leading capability in this regard.

As part of the ongoing supervision of the Bank and the Savings Bank, we will periodically report to, and consult with, the regulators on all the matters addressed under the informal memorandum of understanding.

Federal Financial Institutions Examination Council (the “FFIEC”) Guidelines

On July 22, 2002, the FFIEC released draft Account Management and Loss Allowance Guidance (the “Guidance”). The FFIEC expects to finalize the draft Guidance after a public comment period that is expected to conclude on September 23, 2002. The draft Guidance applies to credit card lending and generally requires that banks properly manage several elements of their credit-card lending programs, including line assignments, over-limit practices, workout and settlement programs, and the accounting methodology used for various assets and income items related to credit-card loans. It is unclear at this time whether the Guidance will be adopted by the FFIEC or, if adopted, whether any of the provisions contained in the current draft will change. However, as described below, the Company believes that the draft Guidance, if implemented in the form released, will not have a material adverse effect on the financial condition of the Company. Management has taken the draft Guidance into account in providing earnings per share growth targets described above or results of operations.

Credit Line Management

These provisions of the draft Guidance relate to customer credit line management, including the provision of multiple credit cards to the same individual.

•	Line assignment: The draft Guidance requires credit card lenders to evaluate and document credit line assignments with respect to a borrower’s creditworthiness as supported by repayment history, risk scores, behavior scores, or judgmental review.

•	Multiple card strategies and credit-limit increases: The draft Guidance also addresses multiple card strategies and credit-limit increases, focusing principally on proper management and aggregation of customer risk.

The Company has strong and effective credit line management practices and historically has among the lowest average credit line per customer in the industry. Like all major credit card issuers, the Company has customers with more than one card issued by the Company, and also has customers with both card and noncard loans (including automobile and installment loans). The Company believes that its current multiple card and multiple product customer relationships are prudently managed and risk effectively monitored on an aggregated basis. Therefore, the Company does not anticipate that these provisions will have a material adverse impact on the Company.

Over-limit Practices

The Guidance contains provisions relating to over-limit practices, including over-limit authorization practices and negative amortization.

•	Over-limit practices generally: The draft Guidance cautions credit card lenders to adequately control over-limit authorizations, provide for timely repayment of over-limit amounts, and take reasonable steps to prevent negative amortization. Lenders must also establish effective management information systems (“MIS”) to control this risk.

•	Restrictions on over-limit practices for subprime accounts: The draft Guidance states that “the policies of subprime lenders should prohibit or severely restrict over-limit authorization on open-end subprime accounts.” The Guidance also includes a list of specific ways to address negative amortization, including but not limited to: (1) discontinuing over-limit fees after the initial cycle; (2) requiring a minimum payment amount that is at least sufficient to fully cover all interest and fees (e.g., over-limit and late payment) assessed on over-limit accounts in the current billing cycle; and (3) requiring the minimum payment to include the full payment of the entire over-limit amount.

The Company historically has established and maintained prudent practices regarding the circumstances under which its credit card customers are permitted to exceed their credit limits. These practices include an evaluation of the risk and revenue implications presented by over-limit authorizations as well as the implications for our customers. The Company believes its practices in this regard are prudent and well-balanced. Although the Company’s practices with regard to negative amortization are consistent with those of the industry, as noted above, the draft Guidance will be subject to discretionary interpretation by the bank regulatory agencies that supervise and examine the Company’s business. Depending on their application, provisions in the draft Guidance relating to potential prohibitions or restrictions on over-limit authorizations and over-limit fees for subprime accounts may limit the aggregate amount of over-limit fees collected on subprime accounts. The Company believes that it can address any impact of a potential reduction in over-limit fees through a combination of two factors. First, the Company currently anticipates sufficiently strong operating results in its business in the foreseeable future to offset a potential reduction in over-limit fee revenue. In addition, due to the flexible nature of its credit card products, the Company will have many options to significantly mitigate any adverse impact a reduction in over limit fees may have on net income, including, but not limited to, selective repricing of fees and interest on certain accounts. As a result, the Company expects that the implementation of these provisions will not have a material adverse effect on the Company’s net earnings.

Workout and Settlement Practices

These provisions relate to the terms and conditions by which credit-card lenders offer workout loans and settlement arrangements to their customers. The draft Guidance addresses concerns regarding workout arrangements with liberal terms and conditions, including extended amortizations, high charge-off rates, moving accounts from one workout program to another, multiple re-agings, and poor MIS controls.

•	Length of workout arrangements: The draft Guidance suggests that banks limit the term of amortization for workout arrangements to 48 months. To meet this timeframe, the Guidance suggests that banks “substantially reduce or eliminate interest rates and fees.” The Company maintains a small workout program that it believes to be tightly controlled and prudently managed, and therefore in compliance with the terms of the draft Guidance. Thus, the Company believes that this requirement would not have a material adverse impact on the Company.

•	Settlements: The draft Guidance generally requires that “the amount of debt forgiven in any settlement arrangement should be classified as a loss and charged off immediately.” Consistent with industry practice, the Company does not currently charge-off the amount of debt forgiven in any settlement arrangement immediately upon entering into the settlement arrangement because it believes that doing so may create a disincentive to seeking settlements beneficial to both the Company and the consumer. Nevertheless, because the size of its settlement program is extremely small, the Company believes that this change will not have a material adverse impact on the Company.

Income Recognition and Loss Allowance Practices

These provisions relate to changes to the accounting methodology used to record several items, including accrued fees and finance charges, loan loss allowances, allowances for over-limit amounts, allowances for workout programs, and the recovery of charged-off balances.

•	Accrued fees and finance charges: The draft Guidance would require credit card lenders to: (1) establish loss allowances for uncollectable fees and finance charges or (2) place delinquent and impaired receivables on nonaccrual status. The Company has maintained a fee and finance charge reserve since 1997 and, therefore, believes that this requirement will not result in any material adverse impact to the Company.

•	Loan loss allowances: The draft Guidance requires that methodology regarding allowances for loan losses include both delinquent and current loans. The draft Guidance also requires that allowance methodology address the incremental losses that may be inherent in over-limit accounts. In addition, the draft Guidance requires that allowance methodology for workout programs take into account an institution’s historical experience with such accounts. Adequate allowances should be established and maintained for each program. The draft Guidance also requires that banks segregate such programs for performance measurement and monitoring purposes. The Company believes that its current allowance methodology (and finance charge and fee reserve methodology) takes into account such potential incremental losses, and therefore believes that the impact of this provision will be limited to immaterial operational changes.

•	Recovery of Charged-off Balances: The draft Guidance requires that amounts recovered with respect to a previously charged-off credit card loan (typically principal, interest, and fees) that exceed the charged-off amount (typically principal) should not be credited to the allowance for loan losses as a recovery. Consistent with industry practice, the Company has not segregated recoveries in this manner, but credits all recovered amounts to the ALLL, including amounts recovered through internal and external collection activities and through the sale of charged-off receivables.

If the Company were to segment recoveries at June 30, 2002 consistent with the draft Guidance, there would be no material impact on the revenue and/or net income reported by the Company. The Company believes that the annualized managed charge-off ratio on a pro forma basis, however, would increase between 60 basis points to 75 basis points for the period ended June 30, 2002, with similar increases expected in the managed charge-off ratio for all of 2002. The net interest margin is expected to increase between 35 basis points to 45 basis points and the revenue margin is expected to increase between 30 basis points to 40 basis points as recoveries of finance charges and fees would be reflected in interest and non-interest income.

After full industry adoption of the draft Guidance, the Company expects to continue to report managed charge-offs rates below the industry average through 2003.

The treatment of recoveries for our securitization trusts is contractually defined. As a result there would be no change to the treatment of recoveries in the securitization structures, and as such no impact to monthly servicers reporting or excess spread.

Cautionary Factors

The strategies and objectives outlined above, and the other forward-looking statements contained in this section, involve a number of risks and uncertainties. Capital One cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following:

•	continued intense competition from numerous providers of products and services that compete with our businesses;

•	an increase in credit losses (including increases due to a worsening of general economic conditions);

•	our ability to continue to securitize our credit cards and consumer loans consistent with current accounting and other practices and to otherwise access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•	regulatory developments that may affect our businesses, including significant changes to the FFIEC draft Account Management and Loan Allowance Guidance;

•	financial, legal, regulatory, accounting or other changes that may affect investment in, or the overall performance of, a product or business, including changes in existing law and regulation affecting the credit card and consumer loan industry, in particular (including any further federal bank examiner guidance affecting credit card and/or subprime lending) and the financial services industry, in general (including the ability of financial services companies to obtain, use and share consumer data);

•	with respect to financial and other products, changes in our aggregate accounts or consumer loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of our actual marketing expenses and attrition of accounts and loan balances;

•	the amount of, and rate of growth in, our expenses (including salaries and associate benefits and marketing expenses) as our business develops or changes or as we expand into new market areas;

•	our ability to build the operational and organizational infrastructure necessary to engage in new businesses or to expand internationally;

•	our ability to recruit experienced personnel to assist in the management and operations of new products and services;

•	any significant disruption of, or loss of public confidence in, the U.S. mail system affecting response rates or customer payments; and

•	other factors listed from time to time in the our SEC reports, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2001 (Part I, Item 1, Risk Factors).

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Interest Rate Sensitivity” under Item 2 – Managed Discussion and Analysis of Financial Condition and Results of Operations.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.8.1	Amendment Agreement No. 2 to Multicurrency Revolving Credit Facility Agreement dated as of June 28, 2002 between Capital One Bank (Europe) PLC, as principal borrower, Capital One Financial Corporation, as original guarantor, Capital One Bank, as guarantor, and Barclays Bank PLC, as agent.

10.18.2	Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of June 27, 2002 among Capital One Financial Corporation, Capital One Bank and Capital One F.S.B., as borrowers, and JPMorgan Chase Bank, as administrative agent.

10.22.1	Consent Letter regarding Lease Agreement dated as of June 28, 2002 by and between Capital One Realty, Inc., as lessee, Capital One Bank, as guarantor, Bank of America, N.A., as agent, Wells Fargo Bank Northwest, National Association, as owner trustee under the Capital One Realty Trust 1998-1, and the various lenders named therein.

10.26.1	Consent Letter regarding Lease Agreement dated as of June 28, 2002 by and between Capital One Services, Inc., as lessee, Capital One Financial Corporation, as guarantor, Bank of America, N.A., as agent, Wells Fargo Bank Northwest, National Association, as owner trustee under the Capital One Realty Trust 1998-1, and the various lenders named therein.

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K, dated April 16, 2002, Commission File No. 1-13300, enclosing its press release dated April 16, 2002.

The Company filed a Current Report on Form 8-K, dated April 23, 2002, Commission File No. 1-13300, enclosing its press release dated April 23, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: August 13, 2002	/s/ David M. Willey David M. Willey Executive Vice President and Chief Financial Officer (Chief Accounting Officer and duly authorized officer of the Registrant)