Form 10-K/A
period 2001-12-31
CAPITAL ONE FINANCIAL CORP
filed 2002-08-14
CIK 927628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2001
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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes   [X]       No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Explanatory Note

     Capital One Financial Corporation is filing this amendment to Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, to correct the “pro forma” net income and earnings per share disclosure contained in Note F of the Consolidated Financial Statements under Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) for certain computational errors. This amendment does not affect the Company’s historical results of operations, financial conditions or cash flows for any period presented. Other than this change to Note F, there is no change to the consolidated financial statements, the notes to the consolidated financial statements, the report of the independent auditors or the report of management.

Iten 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data

	2001				2000

	Fourth	Third	Second	First	Fourth	Third	Second	First
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Summary of operations: (In Thousands)
Interest income	$804,618	$722,690	$657,216	$649,873	$706,235	$631,713	$536,507	$515,447
Interest expense	314,838	294,869	287,146	274,154	247,675	218,843	172,549	161,950
Net interest income	489,780	427,821	370,070	375,719	458,560	412,870	363,958	353,497
Provision for loan losses	305,889	230,433	202,900	250,614	247,226	193,409	151,010	126,525

Net interest income after provision for loan losses	183,891	197,388	167,170	125,105	211,334	219,461	212,948	226,972
Non-interest income	1,177,251	1,144,190	1,073,676	1,024,776	872,080	796,469	710,807	655,060
Non-interest expense	1,074,567	1,074,897	990,316	918,247	876,516	818,957	742,264	709,920
Income before income taxes	286,575	266,681	250,530	231,634	206,898	196,973	181,491	172,112
Income taxes	108,894	101,337	95,203	88,021	78,621	74,850	68,966	65,403

Net income	$177,681	$165,344	$155,327	$143,613	$128,277	$122,123	$112,525	$106,709

Per Common Share:
Basic earnings	$.83	$.78	$.74	$.70	$.65	$.62	$.57	$.54
Diluted earnings	.80	.75	.70	.66	.61	.58	.54	.51
Dividends	.03	.03	.03	.03	.03	.03	.03	.03
Market prices High	55.60	67.25	72.58	70.44	73.22	71.75	53.75	48.81
Low	41.00	36.41	51.61	46.90	45.88	44.60	39.38	32.06

Average common shares (000s)	214,718	210,763	209,076	204,792	196,996	196,255	196,012	196,645
Average common and common equivalent shares (000s)	223,350	219,897	221,183	217,755	210,395	210,055	208,633	208,710

Average Balance Sheet Data: (In Millions)
Consumer loans	$19,402	$17,515	$16,666	$15,509	$14,089	$12,094	$10,029	$9,705
Allowance for loan losses	(747)	(660)	(605)	(539)	(469)	(415)	(378)	(347)
Securities	3,943	2,977	2,741	2,478	1,810	1,729	1,666	1,856
Other assets	4,382	4,059	3,277	2,907	2,530	2,699	2,380	1,825

Total assets	$26,980	$23,891	$22,079	$20,355	$17,960	$16,107	$13,697	$13,039

Interest-bearing deposits	$12,237	$10,537	$9,686	$8,996	$7,156	$5,788	$4,495	$3,894
Other borrowings	3,496	3,103	2,915	2,442	3,290	3,084	2,688	2,505
Senior and deposit notes	5,389	5,281	4,899	4,679	4,085	4,140	3,660	4,019
Other liabilities	2,635	2,035	1,971	1,891	1,564	1,352	1,228	1,054
Stockholders’ equity	3,223	2,935	2,608	2,347	1,865	1,743	1,626	1,567

Total liabilities and equity	$26,980	$23,891	$22,079	$20,355	$17,960	$16,107	$13,697	$13,039

The above schedule is a tabulation of the Company’s unaudited quarterly results for the years ended December 31, 2001 and 2000. The Company’s common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 10,065 and 10,019 common stockholders of record as of December 31, 2001 and 2000, respectively.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders Capital One Financial Corporation

     We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                             /s/ Ernst & Young LLP

McLean, Virginia
January 15, 2002, except for Note E
as to which the date is February 6, 2002

CONSOLIDATED BALANCE SHEETS

	December 31

	2001	2000

	(Dollars in Thousands Except Per Share Data)
ASSETS:
Cash and due from banks	$355,680	$74,493
Federal funds sold and resale agreements	19,802	60,600
Interest-bearing deposits at other banks	331,756	101,614

Cash and cash equivalents	707,238	236,707
Securities available for sale	3,115,891	1,696,815
Consumer loans	20,921,014	15,112,712
Less Allowance for loan losses:	(840,000)	(527,000)

Net loans	20,081,014	14,585,712
Accounts receivable from securitizations	2,452,548	1,143,902

Premises and equipment, net	759,683	664,461
Interest receivable	105,459	82,675
Other	962,214	479,069

Total assets	$28,184,047	$18,889,341

LIABILITIES:
Interest-bearing deposits	$12,838,968	$8,379,025
Senior notes	5,335,229	4,050,597
Other borrowings	3,995,528	2,925,938
Interest payable	188,160	122,658
Other	2,502,684	1,448,609

Total liabilities	24,860,569	16,926,827

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares,none issued or outstanding Common stock, par value $.01 per share; authorized 1,000,000,000 shares,217,656,985 and 199,670,421 issued as of December 31, 2001 and 2000, respectively	2,177	1,997
Paid-in capital, net	1,350,108	575,179
Retained earnings	2,090,761	1,471,106
Cumulative other comprehensive income (loss)	(84,598)	2,918
Less: Treasury stock, at cost; 878,720 and 2,301,476 shares as of December 31, 2001 and 2000, respectively	(34,970)	(88,686)
Total stockholders’ equity	3,323,478	1,962,514

Total liabilities and stockholders’ equity	$28,184,047	$18,889,341

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Interest Income:
Consumer loans, including fees	$2,642,767	$2,286,774	$1,482,371
Securities available for sale	138,188	96,554	105,438
Other	53,442	6,574	5,675

Total interest income	2,834,397	2,389,902	1,593,484

Interest Expense:
Deposits	640,470	324,008	137,792
Senior notes	357,495	274,975	302,698

Other borrowings	173,042	202,034	100,392

Total interest expense	1,171,007	801,017	540,882

Net interest income	1,663,390	1,588,885	1,052,602
Provision for loan losses	989,836	718,170	382,948

Net interest income after provision for loan losses	673,554	870,715	669,654

Non-Interest Income:
Servicing and securitizations	2,441,144	1,152,375	1,187,098
Service charges and other customer-related fees	1,598,952	1,644,264	1,040,944
Interchange	379,797	237,777	144,317

Total non-interest income	4,419,893	3,034,416	2,372,359

Non-Interest Expense:
Salaries and associate benefits	1,392,072	1,023,367	780,160
Marketing	1,082,979	906,147	731,898
Communications and data processing	327,743	296,255	264,897
Supplies and equipment	310,310	252,937	181,663
Occupancy	136,974	112,667	72,275
Other	807,949	556,284	434,103

Total non-interest expense	4,058,027	3,147,657	2,464,996

Income before income taxes	1,035,420	757,474	577,017
Income taxes	393,455	287,840	213,926

Net income	$641,965	$469,634	$363,091

Basic earnings per share	$3.06	$2.39	$1.84

Diluted earnings per share	$2.91	$2.24	$1.72

Dividends paid per share	$0.11	$0.11	$0.11

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Balance, December 31, 1998	199,670,376	$1,997	$598,167	$679,838	$60,655	$(70,251)	$1,270,406
Comprehensive income:
Net income				363,091			363,091
Other comprehensive income, net of income tax:
Unrealized losses on securities,
net of income tax benefits of $58,759					(95,868)		(95,868)
Foreign currency translation adjustments					3,951		3,951

Other comprehensive loss					(91,917)		(91,917)

Comprehensive income							271,174
Cash dividends—$0.11 per share				(20,653)			(20,653)
Purchases of treasury stock						(107,104)	(107,104)
Issuances of common stock			(1,628)			9,833	8,205
Exercise of stock options			(38,422)			76,508	38,086
Common stock issuable under incentive plan			49,236				49,236
Other items, net	45		6,237	20			6,257

Balance, December 31, 1999	199,670,421	1,997	613,590	1,022,296	(31,262)	(91,014)	1,515,607
Comprehensive income:
Net income				469,634			469,634
Other comprehensive income, net of income tax:
Unrealized gains on securities,
net of income taxes of $19,510					31,831		31,831
Foreign currency translation adjustments					2,349		2,349

Other comprehensive income					34,180		34,180

Comprehensive income							503,814
Cash dividends—$0.11 per share				(20,824)			(20,824)
Purchases of treasury stock						(134,619)	(134,619)
Issuances of common stock			1,441			17,436	18,877
Exercise of stock options			(61,261)			119,511	58,250
Common stock issuable under incentive plan			17,976				17,976
Other items, net			3,433				3,433

Balance, December 31, 2000	199,670,421	1,997	575,179	1,471,106	2,918	(88,686)	1,962,514
Comprehensive income:
Net income				641,965			641,965
Other comprehensive income, net of income tax:
Unrealized gains on securities,net of income taxes of $5,927					9,671		9,671
Foreign currency translation adjustments					(23,161)		(23,161)
Cumulative effect of change in accounting principle, net of income tax benefit of $16,685					(27,222)		(27,222)
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $28,686					(46,804)		(46,804)

Other comprehensive loss					(87,516)		(87,516)

Comprehensive income							554,449
Cash dividends—$0.11 per share				(22,310)			(22,310)
Issuances of common stock	12,453,961	125	642,356			18,647	661,128
Exercise of stock options	5,532,603	55	141,178			35,069	176,302
Amortization of deferred compensation			984				984
Common stock issuable under incentive plan			(11,134)				(11,134)
Other items, net			1,545				1,545

Balance, December 31, 2001	217,656,985	$2,177	$1,350,108	$2,090,761	$(84,598)	$(34,970)	$3,323,478

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2001	2000	1999
	(In Thousands)
Operating Activities:
Net income	$641,965	$469,634	$363,091
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	989,836	718,170	382,948
Depreciation and amortization, net	337,562	244,823	172,623
Stock compensation plans	(11,134)	17,976	49,236
Increase in interest receivable	(20,087)	(18,038)	(11,720)
(Increase) decrease in accounts receivable from securitizations	(1,266,268)	(468,205)	65,208
Increase in other assets	(323,758)	(16,513)	(156,639)
Increase in interest payable	55,060	6,253	24,768
Increase in other liabilities	864,573	489,001	383,820

Net cash provided by operating activities	1,267,749	1,443,101	1,273,335

Investing Activities:
Purchases of securities available for sale	(4,268,527)	(407,572)	(871,355)
Proceeds from maturities of securities available for sale	1,481,390	172,889	42,995
Proceeds from sales of securities available for sale	1,356,971	432,203	719,161
Proceeds from securitizations of consumer loans	11,915,990	6,142,709	2,586,517
Net increase in consumer loans	(18,057,529)	(12,145,055)	(6,763,580)
Recoveries of loans previously charged off	326,714	239,781	124,673
Additions of premises and equipment, net	(326,594)	(374,018)	(350,987)

Net cash used in investing activities	(7,571,585)	(5,939,063)	(4,512,576)

Financing Activities:
Net increase in interest-bearing deposits	4,459,943	4,595,216	1,783,830
Net increase in other borrowings	515,121	145,214	1,038,010
Issuances of senior notes	1,987,833	994,176	1,453,059
Maturities of senior notes	(706,916)	(1,125,292)	(1,012,639)
Dividends paid	(22,310)	(20,824)	(20,653)
Purchases of treasury stock		(134,619)	(107,104)
Net proceeds from issuances of common stock	477,892	21,076	14,028
Proceeds from exercise of stock options	62,804	11,225	37,040

Net cash provided by financing activities	6,774,367	4,486,172	3,185,571

Increase (decrease) in cash and cash equivalents	470,531	(9,790)	(53,670)

Cash and cash equivalents at beginning of year	236,707	246,497	300,167

Cash and cash equivalents at end of year	$707,238	$236,707	$246,497

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currencies in Thousands, Except Per Share Data)

Note A
Significant Accounting Policies

Organization and Basis of Presentation

The Consolidated Financial Statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a holding company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, and Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending (including credit cards) and deposit products. The Corporation and its subsidiaries are collectively referred to as the “Company.”

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the 2001 presentation.

The following is a summary of the significant accounting policies used in preparation of the accompanying Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks. Cash paid for interest for the years ended December 31, 2001, 2000 and 1999, was $1,105,505, $794,764 and $516,114, respectively. Cash paid for income taxes for the years ended December 31, 2001, 2000 and 1999, was $70,754, $237,217 and $216,438, respectively.

Securities Available for Sale

Debt securities for which the Company does not have the positive intent and ability to hold to maturity are classified as securities available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method.

Consumer Loans

The Company recognizes finance charges and fee income on loans according to the contractual provisions of the credit agreements. When, based on historic performance of the portfolio, payment in full of finance charge and fee income is not expected, the estimated uncollectible portion of previously accrued amounts are reversed against current period income. Annual membership fees and direct loan origination costs are deferred and amortized over one year on a straight-line basis. Deferred fees (net of deferred costs) were $291,647 and $237,513 as of December 31, 2001 and 2000, respectively. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. The Company charges off credit card loans (net of any collateral) at 180 days past the due date, and generally charges off other consumer loans at 120 days past the due date. Bankrupt consumers’ accounts are generally charged off within 30 days of receipt of the bankruptcy petition. All amounts collected on previously charged-off accounts are included in recoveries for the determination of net charge-offs. Costs to recover previously charged-off accounts are recorded as collections expense in non-interest expenses.

Securitizations

On April 1, 2001, the Company adopted the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”), a replacement of SFAS 125, which applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS 140 did not have a material impact on the operations or financial position of the Company.

        Periodically, the Company transfers pools of consumer loan receivables to one or more third-party trusts or qualified special purpose entities (the “trusts”) for use in securitization transactions. Transfers of receivables that meet the requirements set forth in SFAS 140 for sales treatment are accounted for as off-balance sheet securitizations in accordance with SFAS 140. Certain undivided interests in the pool of consumer loan receivables are sold to investors as asset-backed securities in public underwritten offerings or private placement transactions. The remaining undivided interests retained by the Company (“seller’s interest”) is recorded in consumer loans.

The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the consumer loan receivables transferred. Each new securitization results in the removal of the sold assets from the balance sheet and the recognition of the gain on the sale of the receivables. This gain on sale is based on the estimated fair value of assets sold and retained and liabilities incurred, and is recorded at the time of sale in servicing and securitizations income. The related receivable is the interest-only strip, which is concurrently recorded at fair value in accounts receivable from securitizations on the balance sheet. The Company estimates the fair value of the interest-only strip based on the present value of the estimated excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The Company periodically reviews the key assumptions and estimates used in determining the interest-only strip. Decreases in fair values below the carrying amount as a result of changes in the key assumptions are recognized in servicing and securitizations income, while increases in fair values as a result of changes in key assumptions are recorded as unrealized gains. Unrealized gains are included as a component of cumulative other comprehensive income, on a net-of-tax basis, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with EITF 99-20, “Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the interest component of cash flows attributable to retained interests in securitizations is recorded in other interest income. See further discussion of off-balance sheet securitizations in Note N to the Consolidated Financial Statements.

Transfers of receivables that do not meet the requirements of SFAS 140 for sales treatment are treated as secured borrowings, with the transferred receivables remaining in consumer loans and the related liability recorded in other borrowings. See discussion of secured borrowings in Note E to the Consolidated Financial Statements.

Allowance for Loan Losses

The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable losses, net of recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; historical trends in loan volume; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; credit evaluations and underwriting policies.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes direct costs (including external costs for purchased software, contractors, consultants and internal staff costs) for internally developed software projects that have been identified as being in the application development stage. Depreciation and amortization expenses are computed generally by the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are as follows: buildings and improvement—5-39 years; furniture and equipment—3-10 years; computers and software—3 years.

Marketing

The Company expenses marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired.

Credit Card Fraud Losses

The Company experiences fraud losses from the unauthorized use of credit cards. Transactions suspected of being fraudulent are charged to non-interest expense after a 60-day investigation period.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Segment Reporting

The Company maintains three distinct operating segments: consumer lending, auto finance and international. The consumer lending segment is comprised primarily of credit card lending activities in the United States. The auto finance segment consists of automobile lending activities. The international segment is comprised primarily of credit card lending activities in the United Kingdom and Canada. Consumer lending is the Company’s only reportable business segment, based on the quantitative thresholds applied to the managed loan portfolio for reportable segments provided in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The accounting policies of these segments are the same as those described above. Management measures the performance of its business segments on a managed basis and makes resource allocation decisions based upon several factors, including income before taxes, less indirect expenses. Substantially all of the Company’s managed assets, revenue and income are derived from the consumer lending segment in all periods presented. All revenue considered for the quantitative thresholds are generated from external customers.

Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (collectively,“SFAS 133”) on January 1, 2001. SFAS 133 required the Company to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The adoption of SFAS 133 resulted in a cumulative-effect adjustment decreasing other comprehensive income by $27,222, net of an income tax benefit of $16,685.

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

The Company formally documents all hedging relationships, as well as its risk management objective and strategy for undertaking the hedge transaction. At inception and at least quarterly, the Company also formally assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the hedged items to which they are designated and whether those derivatives may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it is determined that a derivative has ceased to be highly effective as a hedge.

Prior to January 1, 2001, the Company also used interest rate swap contracts and foreign exchange contracts for hedging purposes. Amounts paid or received on interest rate and currency swaps were recorded on an accrual basis as an adjustment to the related income or expense of the item to which the agreements were designated. At December 31, 2000, the related amounts payable to counterparties was $26,727. Changes in the fair value of interest rate swaps were not reflected in the financial statements. Changes in the fair value of foreign currency contracts and currency swaps were recorded in the period in which they occurred as foreign currency gains or losses in other non-interest income, effectively offsetting the related gains or losses on the items to which they were designated. Realized gains and losses at the time of termination, sale or repayment of a derivative financial instrument are recorded in a manner consistent with its original designation. Amounts were deferred and amortized as an adjustment to the related income or expense over the original period of exposure, provided the designated asset or liability continued to exist, or in the case of anticipated transactions, was probable of occurring. Realized and unrealized changes in the fair value of swaps or foreign exchange contracts, designated with items that no longer exist or are no longer probable of occurring, were recorded as a component of the gain or loss arising from the disposition of the designated item. At December 31, 2000, the gross unrealized gains in the portfolio were $23,890. Under the terms of certain swaps, each party may be required to pledge collateral if the market value of the swaps exceeds an amount set forth in the agreement or in the event of a change in its credit rating. At December 31, 2000, the Company had pledged $55,364 of such collateral.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains the requirements of SFAS No. 121 to test long-lived assets for impairment and removes goodwill from its scope. In addition, the changes presented in SFAS No. 144 require that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Under SFAS No. 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 144 is not expected to have a material impact on the earnings or financial position of the Company.

In June 2001, the FASB issued SFAS No. 141,“Business Combinations,” effective for business combinations initiated after June 30, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. Other intangible assets will continue to be amortized over their useful lives. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets. The adoption of SFAS No. 142 in 2002 is not expected to have a material impact on the earnings or financial position of the Company.

Note B
Securities Available for Sale

Securities available for sale as of December 31, 2001, 2000 and 1999 were as follows:

	Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Amortized Cost Totals
December 31, 2001
U.S. Treasury and other U.S. government agency obligations	$256,548	$748,224	$800,184		$1,804,956	$1,796,033
Collateralized mortgage obligations			19,814	$616,863	636,677	628,897
Mortgage-backed securities			8,536	640,171	648,707	662,098
Other	1,092	424	244	23,791	25,551	25,678

Total	$257,640	$748,648	$828,778	$1,280,825	$3,115,891	$3,112,706

December 31, 2000
U.S. Treasury and other U.S. government agency obligations	$283,607	$893,745	$10,702		$1,188,054	$1,178,386
Collateralized mortgage obligations			20,867	$391,240	412,107	414,770
Mortgage-backed securities	3,752		11,420	61,648	76,820	74,695
Other	16,260	1,380	343	1,851	19,834	19,986

Total	$303,619	$895,125	$43,332	$454,739	$1,696,815	$1,687,837

December 31, 1999
Commercial paper	$24,927				$24,927	$24,927
U.S. Treasury and other U.S. government agency obligations	437,697	$1,014,335			1,452,032	1,471,783
Collateralized mortgage obligations			$37,421	$299,846	337,267	345,619
Mortgage-backed securities		5,293	13,828		19,121	19,426
Other	19,443	1,361	441	1,829	23,074	23,254

Total	$482,067	$1,020,989	$51,690	$301,675	$1,856,421	$1,885,009

	Weighted Average Yields
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2001
U.S. Treasury and other U.S.
government agency obligations	5.90%	5.17%	5.78%
Collateralized mortgage obligations			7.10	6.20%
Mortgage-backed securities			6.67	6.00
Other	3.26	6.36	6.49	6.07

Total	5.89%	5.17%	5.82%	6.09%

Weighted average yields were determined based on amortized cost. Gross realized gains and losses on the sales of securities were $19,097 and $5,602, respectively, for the year ended December 31, 2001. Substantially no gains or losses on sales of securities were realized for the years ended December 31, 2000 and 1999.

Note C

Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31
	2001	2000	1999
Balance at beginning of year	$527,000	$342,000	$231,000
Provision for loan losses	989,836	718,170	382,948
Acquisitions/other	14,800	(549)	3,522
Charge-offs	(1,018,350)	(772,402)	(400,143)
Recoveries	326,714	239,781	124,673

Net charge-offs	(691,636)	(532,621)	(275,470)

Balance at end of year	$840,000	$527,000	$342,000

Note D

Premises and Equipment

Premises and equipment were as follows:

	December 31
	2001	2000
Land	$90,377	$10,917
Buildings and improvements	305,312	279,979
Furniture and equipment	680,942	621,404
Computer software	216,361	140,712
In process	144,527	104,911

	1,437,519	1,157,923
Less: Accumulated depreciation
and amortization	(677,836)	(493,462)

Total premises and equipment, net	$759,683	$664,461

Depreciation and amortization expense was $235,997, $180,289 and $122,778, for the years ended December 31, 2001, 2000 and 1999, respectively.

Note E

Borrowings

Borrowings as of December 31, 2001 and 2000 were as follows:

	2001		2000
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Interest-Bearing Deposits	$12,838,968	5.34%	$8,379,025	6.67%
Senior Notes
Bank—fixed rate	$4,454,041	6.96%	$3,154,555	6.98%
Bank—variable rate	332,000	3.45	347,000	7.41
Corporation	549,188	7.20	549,042	7.20

Total	$5,335,229		$4,050,597

Other Borrowings
Secured borrowings	$3,013,418	4.62%	$1,773,450	6.76%
Junior subordinated capital income securities	98,693	3.78	98,436	8.31
Federal funds purchased and resale agreements	434,024	1.91	1,010,693	6.58
Other short-term borrowings	449,393	2.29	43,359	6.17

Total	$3,995,528		$2,925,938

Interest-Bearing Deposits

As of December 31, 2001, the aggregate amount of interest-bearing deposits with accounts equal to or exceeding $100 was $4,622,996.

Bank Notes

In June 2000, the Bank entered into a Global Bank Note Program, from which it may issue and sell up to a maximum of U.S. $5,000,000 aggregate principal amount (or the equivalent thereof in other currencies) of senior global bank notes and subordinated global bank notes with maturities from 30 days to 30 years. This Global Bank Note Program must be renewed annually. During 2001, the Bank issued a $1,250,000 five-year fixed rate bank note and a $750,000 three-year fixed rate senior note under the Global Bank Note Program. As of December 31, 2001 and 2000, the Bank had $2,958,067 and $994,794, respectively, outstanding with original maturities of three and five years. The Company has historically issued senior unsecured debt of the Bank through its $8,000,000 Domestic Bank Note Program (of which, up to $200,000 may be subordinated bank notes). Under the Domestic Bank Note Program, the Bank from time to time could issue senior bank notes at fixed or variable rates tied to London InterBank Offering Rates (“LIBOR”) with maturities from 30 days to 30 years. The Company did not renew such program and it is no longer available for issuances. As of December 31, 2001 and 2000, there were

$1,827,974 and $2,501,761, respectively, outstanding under the Domestic Bank Note Program, with no subordinated bank notes issued or outstanding.

The Corporation has three shelf registration statements under which the Corporation from time to time may offer and sell (i) senior or subordinated debt securities, consisting of debentures, notes and/or other unsecured evidences, (ii) preferred stock, which may be issued in the form of depository shares evidenced by depository receipts and (iii) common stock. The amount of securities registered is limited to a $1,550,000 aggregate public offering price or its equivalent (based on the applicable exchange rate at the time of sale) in one or more foreign currencies, currency units or composite currencies as shall be designated by the Corporation. At December 31, 2001, the Corporation had existing unsecured senior debt outstanding under the shelf registrations of $550,000, including $125,000 maturing in 2003, $225,000 maturing in 2006, and $200,000 maturing in 2008. During 2001, the Corporation issued 6,750,390 shares of common stock in a public offering under the shelf registration statement that resulted in proceeds of $412,800. At December 31, 2001, remaining availability under the shelf registration statements was $587,200. On January 30, 2002, the Company issued $300,000 aggregate principal amount of senior notes due 2007, which reduced the availability under the shelf registration statements to $287,200. The Company has also filed a new shelf registration statement that will enable the Company to sell senior or subordinated debt securities, preferred stock, common stock, common equity units, stock purchase contracts and, through one or more subsidiary trusts, other preferred securities, in an aggregate amount not to exceed $1,500,000.

Secured Borrowings

Capital One Auto Finance, Inc., a subsidiary of the Company, currently maintains five agreements to transfer pools of consumer loans accounted for as secured borrowings. The agreements were entered into in December 2001, July 2001, December 2000, May 2000 and May 1999, relating to the transfer of pools of consumer loans totaling $1,300,000, $910,000, $425,000, $325,000 and $350,000, respectively. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred consumer loans. The secured borrowings accrue interest predominantly at fixed rates and mature between June 2006 and September 2008, or earlier depending upon the repayment of the underlying consumer loans. At December 31, 2001 and 2000, $2,536,168 and $870,185, respectively, of the secured borrowings were outstanding.

PeopleFirst Inc. (“PeopleFirst”), a subsidiary of Capital One Auto Finance, Inc., currently maintains four agreements to transfer pools of consumer loans accounted for as secured borrowings. The agreements were entered into between 1998 and 2000 relating to the transfer of pools of consumer loans totaling approximately $910,000. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred consumer loans. The secured borrowings accrue interest at fixed rates and mature between September 2003 and September 2007, or earlier depending upon the repayment of the underlying consumer loans. At December 31, 2001, $477,250 of the secured borrowings was outstanding.

In 1999, the Bank entered into a (pounds)750,000 revolving credit facility collateralized by a security interest in certain consumer loan assets of the Company. Interest on the facility is based on commercial paper rates or LIBOR. The facility matured in August 2001. At December 31, 2000, (pounds)600,000 ($895,800 equivalent) was outstanding under the facility.

Junior Subordinated Capital Income Securities

In January 1997, Capital One Capital I, a subsidiary of the Bank created as a Delaware statutory business trust, issued $100,000 aggregate amount of Floating Rate Junior Subordinated Capital Income Securities that mature on February 1, 2027. The securities represent a preferred beneficial interest in the assets of the trust.

Other Short-Term Borrowings

In October 2001, PeopleFirst entered into a $500,000 revolving credit facility collateralized by a security interest in certain consumer loan assets. Interest on the facility is based on LIBOR. The facility matures in March 2002. At December 31, 2001, $443,110 was outstanding under the facility.

During 2000, the Bank entered into a multicurrency revolving credit facility (the “Multicurrency Facility”). The Multicurrency Facility is intended to finance the Company’s business in the United Kingdom and was initially comprised of two Tranches, each in the amount of Euro 300,000 ($270,800 equivalent based on the exchange rate at closing). The Tranche A facility was intended for general corporate purposes and terminated on August 9, 2001. The Tranche B facility is intended to replace and extend the Corporation’s prior credit facility for U.K. pounds sterling and Canadian dollars, which matured on August 29, 2000. The Tranche B facility terminates August 9, 2004. The Corporation serves as guarantor of all borrowings under the Multicurrency Facility. In October 2000, the Bank’s subsidiary, Capital One Bank Europe plc, replaced the Bank as a borrower under the Bank’s guarantee. As of December 31, 2001 and 2000, the Company had no outstandings under the Multicurrency Facility.

During 2000, the Company entered into four bilateral revolving credit facilities with different lenders (the “Bilateral Facilities”). The Bilateral Facilities were used to finance the Company’s business in Canada and for general corporate purposes. Two of the Bilateral Facilities each for Capital One Inc., guaranteed by the Corporation, in the amount of C$100,000 ($67,400 equivalent based on exchange rate at closing), were terminated in February 2001. The other two Bilateral Facilities were for the Corporation in the amount of $70,000 and $30,000 and were terminated in March 2001.

During 1999, the Company entered into a four-year, $1,200,000 unsecured revolving credit arrangement (the “Credit Facility”). The Credit Facility is comprised of two tranches: a $810,000 Tranche A facility available to the Bank and the Savings Bank, including an option for up to $250,000 in multicurrency availability; and a $390,000 Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $150,000 in multicurrency availability. Each tranche under the facility is structured as a four-year commitment and is available for general corporate purposes. All borrowings under the Credit Facility are based on varying terms of LIBOR. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings that are due and payable by the Savings Bank but which have not been paid. Any borrowings under the Credit Facility will mature on May 24, 2003; however, the final maturity of each tranche may be extended for an additional one-year period with the lenders’ consent. As of December 31, 2001 and 2000, the Company had no outstandings under the Credit Facility.

Interest-bearing deposits, senior notes and other borrowings as of December 31, 2001, mature as follows:

	Interest-Bearing Deposits	Senior Notes	Other Borrowings	Total
2002	$3,723,143	$518,635	$1,691,436	$5,933,214
2003	2,611,507	1,105,861	326,287	4,043,655
2004	2,182,684	1,042,184	1,043,941	4,268,809
2005	1,701,675	812,462	415,000	2,929,137
2006	2,327,061	1,456,800	71,000	3,854,861
Thereafter	292,898	399,287	447,864	1,140,049

Total	$12,838,968	$5,335,229	$3,995,528	$22,169,725

Note F

Associate Benefit and Stock Plans

The Company sponsors a contributory Associate Savings Plan in which substantially all full-time and certain part-time associates are eligible to participate. The Company makes contributions to each eligible employee’s account, matches a portion of associate contributions and makes discretionary contributions based upon the Company meeting a certain earnings per share target. The Company’s contributions to this plan, all of which were in cash, amounted to $64,299, $44,486 and $27,157 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has five stock-based compensation plans. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. In accordance with APB 25, no compensation cost has been recognized for the Company’s fixed stock options, since the exercise price of all such options equals or exceeds the market price of the underlying stock on the date of grant, nor for the Associate Stock Purchase Plan (the “Purchase Plan”), which is considered to be noncompensatory. For the performance-based option grants discussed below, compensation cost is measured as the difference between the exercise price and the target stock price required for vesting and is recognized over the estimated vesting period. The Company recognized $1,768, $10,994 and $44,542 of compensation cost relating to its associate stock plans for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Company recognized $113,498, $47,025 and $1,046 of tax benefits from the exercise of stock options by its associates during 2001, 2000 and 1999, respectively.

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires, for companies electing to continue to follow the recognition provisions of APB 25, pro forma information regarding net income and earnings per share, as if the recognition provisions of SFAS 123 were adopted for stock options granted subsequent to December 31, 1994. For purposes of pro forma disclosure, the fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below and is amortized to expense over the options’ vesting period.

	Year Ended December 31
	2001	2000	1999
Assumptions
Dividend yield	.19%	.21%	.24%
Volatility factors of expected market price of stock	50%	49%	45%
Risk-free interest rate	4.15%	6.09%	5.29%
Expected option lives (in years)	8.5	4.5	5.4

Pro Forma Information

Net income	$545,244	$401,289	$325,701
Basic earnings per share	$2.60	$2.04	$1.65
Diluted earnings per share	$2.55	$1.95	$1.57

In January 2002, the Company established the 2002 Non-Executive Officer Stock Incentive Plan. Under the plan, the Company has reserved 8,500,000 common shares for issuance in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, and incentive stock awards. The exercise price of each stock option will equal or exceed the market price of the Company’s stock on the date of grant, the maximum term will be ten years, and vesting will be determined at the time of grant. All of the shares remain available for future grants and all employees are eligible for awards except for executive officers.

Under the 1994 Stock Incentive Plan, the Company has reserved 67,112,640 common shares as of December 31, 2001, for issuance in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and incentive stock. The exercise price of each stock option issued to date equals or exceeds the market price of the Company’s stock on the date of grant. Each option’s maximum term is ten years. The number of shares available for future grants was 2,770,459, 1,221,281, and 2,191,884 as of December 31, 2001, 2000 and 1999, respectively. Other than the performance-based options discussed below, options generally vest annually or on a fixed date over three years and expire beginning November 2004. During 2001, 934,102 shares of restricted stock were issued under the plan.

In April 1999, the Company established the 1999 Stock Incentive Plan. Under the plan, the Company has reserved 600,000 common shares for issuance in the form of nonstatutory stock options. The exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant. The maximum term of each option is ten years. As of December 31, 2001, 2000 and 1999 the number of shares available for future grant was 305,350, 294,800 and 283,800, respectively. All options granted under the plan to date were granted on April 29, 1999 and expire on April 29, 2009. These options vested immediately upon the optionee’s execution of an intellectual property protection agreement with the Company.

In October 2001, the Company’s Board of Directors approved a stock options grant to senior management (EntrepreneurGrant V). This grant was composed of 6,502,318 options to certain key managers (including 3,535,000 performance-based options to the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”)) at the fair market value on the date of grant. The CEO and COO gave up their salaries, annual cash incentives, annual option grants and Senior Executive Retirement Plan contributions for the years 2002 and 2003 in exchange for their EntrepreneurGrant V options. Other members of senior management had the opportunity to forego up to 50 percent of their expected annual cash incentives for 2002 through 2004 in exchange for performance-based options. All performance-based options under this grant will vest on October 18, 2007. Vesting will be accelerated if the Company’s common stock’s fair market value is at or above $83.87 per share, $100.64 per share, $120.77 per share or $144.92 per share in any five trading days during the performance period on or before October 18, 2004, 2005, 2006 or 2007, respectively. In addition, the performance-based options under this grant will also vest upon the achievement of at least $5.03 cumulative diluted earnings per share in any four consecutive quarters ending in the fourth quarter of 2004, or upon a change of control of the Company. In addition, all executives were granted standard options under a retention grant (including 2,225,000 to the Company’s CEO and COO) that will vest annually in equal installments over the next three years.

In May 2000, the Company’s Board of Directors approved a stock option grant of 1,690,380 options to all managers, excluding the Company’s CEO and COO, at the fair market value on the date of grant. All options under this grant will vest ratably over three years.

In April 1999, the Company’s Board of Directors approved a stock option grant to senior management (“EntrepreneurGrant IV”). This grant was composed of 7,636,107 options to certain key managers (including 1,884,435 options to the Company’s CEO and COO) with an exercise price equal to the fair market value on the date of grant. The CEO and COO gave up their salaries for the year 2001 and their annual cash incentives, annual option grants and Senior Executive Retirement Plan contributions for the years 2000 and 2001 in exchange for their EntrepreneurGrant IV options. Other members of senior management had the opportunity to give up all potential annual stock option grants for 1999 and 2000 in exchange for this one-time grant. All options under this grant will vest on April 29, 2008, or earlier if the common stock’s fair market value is at or above $100 per share for at least ten trading days in any 30 consecutive calendar day period on or before June 15, 2002, or upon a change of control of the Company. These options will expire on April 29, 2009.

In May 2001, the Company’s Board of Directors approved an amendment to EntrepreneurGrant IV that provides additional vesting criteria. As amended, EntrepreneurGrant IV will continue to vest under its original terms, and will also vest if the Company’s common stock price reaches a fair market value of at least $120 per share or $144 per share for ten trading days within 30 calendar days prior to June 15, 2003 or June 15, 2004, respectively. In addition, 50% of the EntrepreneurGrant IV stock options held by middle management as of the grant date will vest on April 29, 2005, regardless of stock performance.

In June 1998, the Company’s Board of Directors approved a grant to executive officers (“EntrepreneurGrant III”). This grant consisted of 2,611,896 performance-based options granted to certain key managers (including 2,000,040 options to the Company’s CEO and COO), which were approved by the stockholders in April 1999, at the then market price of $33.77 per share. The Company’s CEO and COO gave up 300,000 and 200,010 vested options (valued at $8,760 in total), respectively, in exchange for their EntrepreneurGrant III options. Other executive officers gave up future cash compensation for each of the next three years in exchange for the options. These options vested in September 2000 when the market price of the Company’s stock remained at or above $58.33 for at least ten trading days in a 30 consecutive calendar day period.

In April 1998, upon stockholder approval, a 1997 stock option grant to senior management (“EntrepreneurGrant II”) became effective at the December 18, 1997 market price of $16.25 per share. This grant included 3,429,663 performance-based options granted to certain key managers (including 2,057,265 options to the Company’s CEO and COO), which vested in April 1998 when the market price of the Company’s stock remained at or above $28.00 for at least ten trading days in a 30 consecutive calendar day period. The grant also included 671,700 options that vested in full on December 18, 2000.

In April 1999 and 1998, the Company granted 1,045,362 and 1,335,252 options, respectively, to all associates not granted options in EntrepreneurGrant II or EntrepreneurGrant IV. Certain associates were granted options in exchange for giving up future compensation. Other associates were granted a set number of options. These options were granted at the then-market price of $56.46 and $31.71 per share, respectively, and vest, in full, on April 29, 2002 and April 30, 2001, respectively, or immediately upon a change in control of the Company.

The Company maintains two non-associate directors stock incentive plans: the 1995 Non-Employee Directors Stock Incentive Plan and the 1999 Non-Employee Directors Stock Incentive Plan. The 1995 plan originally authorized 1,500,000 shares of the Company’s common stock for the automatic grant of restricted stock and stock options to eligible members of the Company’s Board of Directors. However, in April 1999, the Company terminated the ability to make grants from the 1995 plan. Options granted prior to termination vest after one year and their maximum term is ten years. The exercise price of each option equals the market price of the Company’s stock on the date of grant. As of December 31, 2001, there was no outstanding restricted stock under this plan.

In April 1999, the Company established the 1999 Non-Employee Directors Stock Incentive Plan. The plan authorizes a maximum of 825,000 shares of the Company’s common stock for the grant of nonstatutory stock options to eligible members of the Company’s Board of Directors. In April 1999, all non-employee directors of the Company were given the option to receive performance-based options under this plan in lieu of their annual cash retainer and their time-vesting options for each of 1999, 2000 and 2001. As a result, 497,490 performance-based options were granted to certain non-employee directors of the Company. The options vest in full if, on or before June 15, 2002, the market value of the Company’s stock equals or exceeds $100 per share for ten trading days in a 30 consecutive calendar day period. All options vest immediately upon a change of control of the Company on or before June 15, 2002. As of December 31, 2001 and 2000, 22,510 and 27,510 shares, respectively, were available for grant under this plan. All options under this plan have a maximum term of ten years. The exercise price of each option equals or exceeds the market price of the Company’s stock on the date of grant.

In October 2001, the Company granted 305,000 options to the non-executive members of the Board of Directors for director compensation for the years 2002, 2003 and 2004. These options were granted at the fair market value on the date of grant and vest on October 18, 2010. Vesting will be accelerated if the stock’s fair market value is at or above $83.87 per share, $100.64 per share, $120.77 per share, $144.92 per share, $173.91 per share, $208.70 per share or $250.43 per share for at least five days during the performance period on or before October 18, 2004, 2005, 2006, 2007, 2008, 2009 or 2010, respectively. In addition, the options under this grant will vest upon the achievement of at least $5.03 cumulative diluted earnings per share for any four consecutive quarters ending in the fourth quarter 2004, or upon a change in control of the Company.

A summary of the status of the Company’s options as of December 31, 2001, 2000 and 1999, and changes for the years then ended is presented below:

	2001		2000		1999
	Options (000s)	Weighted- Average Exercise PricePer Share	Options (000s)	Weighted- Average Exercise Price Per Share	Options (000s)	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	36,689	$30.57	37,058	$27.24	29,139	$15.99
Granted	21,114	49.93	4,063	51.14	10,541	55.71
Exercised	(6,950)	12.29	(3,330)	12.20	(2,111)	11.44
Canceled	(707)	55.89	(1,102)	49.79	(511)	38.17

Outstanding at end of year	50,146	$40.84	36,689	$30.57	37,058	$27.24

Exercisable at end of year	18,714	$23.25	22,108	$16.48	19,635	$12.16

Weighted-average fair value of options granted during the year		$29.73		$23.41		$25.92

The following table summarizes information about options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000s)	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Number Exercisable (000s)	Weighted-Average Exercise Price Per Share
$4.31–$ 6.46	199	3.10 years	$6.11	199	$6.11
$6.47–$ 9.70	261	4.00	8.07	261	8.07
$9.71–$ 14.56	8,069	3.90	10.12	8,069	10.12
$14.57– $21.85	2,573	5.90	16.13	2,573	16.13
$21.86– $32.79	856	6.30	31.64	856	31.64
$32.80– $49.20	24,663	7.70	46.00	5,459	37.66
$49.21– $72.22	13,525	7.90	56.27	1,297	58.50

Under the Company’s Associate Stock Purchase Plan, associates of the Company are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of unissued common or treasury stock of the Company at 85% of the current market price. Shares may also be acquired on the market. An aggregate of three million common shares has been authorized for issuance under the Associate Stock Purchase Plan, of which 847,582 shares were available for issuance as of December 31, 2001.

On November 16, 1995, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of common stock. As amended, each Right entitles a registered holder to purchase from the Company  1/300th of a share of the Company’s authorized Cumulative Participating Junior Preferred Stock (the “Junior Preferred Shares”) at a price of $200 per  1/300th of a share, subject to adjustment. The Company has reserved one million shares of its authorized preferred stock for the Junior Preferred Shares. Because of the nature of the Junior Preferred Shares’ dividend and liquidation rights, the value of the  1/300th interest in a Junior Preferred Share purchasable upon exercise of each Right should approximate the value of one share of common stock. Initially, the Rights are not exercisable and trade automatically with the common stock. However, the Rights generally become exercisable and separate certificates representing the Rights will be distributed, if any person or group acquires 15% or more of the Company’s outstanding common stock or a tender offer or exchange offer is announced for the Company’s common stock. Upon such event, provisions would also be made so that each holder of a Right, other than the acquiring person or group, may exercise the Right and buy common stock with a market value of twice the $200 exercise price. The Rights expire on November 29, 2005, unless earlier redeemed by the Company at $0.01 per Right prior to the time any person or group acquires 15% of the outstanding common stock. Until the Rights become exercisable, the Rights have no dilutive effect on earnings per share.

In July 1997, the Company’s Board of Directors voted to repurchase up to six million shares of the Company’s common stock to mitigate the dilutive impact of shares issuable under its benefit plans, including its Purchase Plan, dividend reinvestment plan and stock incentive plans. In July 1998 and February 2000, the Company’s Board of Directors

voted to increase this amount by 4,500,000 and 10,000,000 shares, respectively, of the Company’s common stock. For the year ended December 31, 2001, the Company did not repurchase shares, under this program. For the years ended December 31, 2000 and 1999, the Company repurchased 3,028,600 and 2,250,000 shares, respectively, under this program. Certain treasury shares have been reissued in connection with the Company’s benefit plans.

In 1997, the Company implemented its dividend reinvestment and stock purchase plan (“DRP”), which allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments. In 2001, the Company issued 659,182 shares of new common stock under the DRP.

Note G

Other Non-Interest Expense

	Year Ended December 31
	2001	2000	1999
Professional services	$230,502	$163,905	$145,398
Collections	253,728	156,592	101,000
Fraud losses	65,707	53,929	22,476
Bankcard association assessments	83,255	51,726	33,301
Other	174,757	130,132	131,928

Total	$807,949	$556,284	$434,103

Note H

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

	December 31
	2001	2000
Deferred tax assets:
Allowance for loan losses	$107,389	$155,218
Unearned income	260,208	171,516
Stock incentive plan	48,117	56,615
Foreign	4,203	12,366
Net operating losses	23,119	4,198
State taxes, net of federal benefit	39,212	18,560
Other	89,831	75,181

Subtotal	572,079	493,654
Valuation allowance	(41,359)	(35,642)

Total deferred tax assets	530,720	458,012

Deferred tax liabilities:
Securitizations	75,084	38,307
Deferred revenue	624,254	222,106
Other	44,322	39,591

Total deferred tax liabilities	743,660	300,004

Net deferred tax assets (liabilities) before unrealized (gains) losses	(212,940)	158,008
Cumulative effect of change in accounting principle	16,685
Unrealized losses on cash flow hedging instruments	28,686
Unrealized (gains) losses on securities available for sale	(5,453)	478

Net deferred tax assets (liabilities)	$(173,022)	$158,486

During 2001, the Company increased its valuation allowance by $5,717 for certain state and international loss carryforwards generated during the year.

At December 31, 2001, the Company had net operating losses available for federal income tax purposes of $66,054 that are subject to certain annual limitations under the Internal Revenue Code, and expire at various dates from 2018 to 2020. Also, foreign net operation losses of $71 (net of related valuation allowances) are without expiration limitations.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31
	2001	2000	1999
Federal taxes	$138	$284,661	$232,910
State taxes	2,214	578	754
International taxes	555	1,156
Deferred income taxes	390,548	1,445	(19,738)

Income taxes	$393,455	$287,840	$213,926

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense was:

	Year Ended December 31
	2001	2000	1999
Income tax at statutory federal tax rate	35.00%	35.00%	35.00%
Other, primarily state taxes	3.00	3.00	2.07

Income taxes	38.00%	38.00%	37.07%

Note I

Cumulative Other Comprehensive Income and Earnings Per Share

The following table presents the cumulative balances of the components of other comprehensive income, net of tax:

	As of December 31
	2001	2000	1999
Unrealized gains (losses) on securities	$8,894	$(777)	$(32,608)
Foreign currency translation adjustments	(19,466)	3,695	1,346
Unrealized losses on cash flow hedging instruments	(74,026)

Total cumulative other comprehensive income (loss)	$(84,598)	$2,918	$(31,262)

Unrealized gains (losses) on securities included gross unrealized gains of $44,568 and $17,075, and gross unrealized losses of $30,224 and $18,332, as of December 31, 2001 and 2000, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	2001	2000	1999
	(Shares in Thousands)
Numerator:
Net income	$641,965	$469,634	$363,091

Denominator:
Denominator for basic earnings per share — Weighted average shares	209,867	196,478	197,594

Effect of dilutive securities:
Stock options	10,709	12,971	13,089
Dilutive potential common shares	10,709	12,971	13,089
Denominator for diluted earnings per share — Adjusted weighted average shares	220,576	209,449	210,683

Basic earnings per share	$3.06	$2.39	$1.84

Diluted earnings per share	$2.91	$2.24	$1.72

Securities of approximately 5,217,000, 5,496,000 and 5,200,000 during 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note J

Purchase of PeopleFirst, Inc. and AmeriFee Corporation

In October 2001, the Company acquired PeopleFirst Inc. (“PeopleFirst”). Based in San Diego, California, PeopleFirst is the largest online provider of direct motor vehicle loans. The acquisition price for PeopleFirst was approximately $174,000, paid primarily through the issuance of approximately 3,746,000 shares of the Company’s common stock. This purchase combination created approximately $166,000 in goodwill, as approximately $763,000 of assets was acquired and $755,000 of liabilities was assumed. The Company will perform impairment tests on the goodwill purchased each year in accordance with SFAS No. 142.

In May 2001, the Company acquired AmeriFee Corporation (“AmeriFee”). AmeriFee is a financial services firm based in Southborough, Massachusetts that provides financing solutions for consumers seeking elective medical and dental procedures. The acquisition was accounted for as a purchase business combination. The initial acquisition price for AmeriFee was $81,500, paid through approximately $64,500 of cash and approximately 257,000 shares of the Company’s common stock. This purchase combination created approximately $80,000 in goodwill. The goodwill prior to December 31, 2001 was amortized on a straight-line basis over 20 years. After December 31, 2001, the Company will cease amortization and perform impairment tests on the book value of the remaining goodwill in accordance with SFAS No. 142. The terms of the acquisition agreement provide for additional consideration to be paid annually if AmeriFee’s results of operations exceed certain targeted levels over the next three years. The additional consideration, up to a maximum of $454,500, may be paid either in cash or with shares of the Company’s common stock.

Note K

Regulatory Matters

The Bank and the Savings Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”) and the Office of Thrift Supervision (the “OTS”) (collectively, the “regulators”), respectively. The capital adequacy guidelines and the regulatory framework for prompt corrective action require the Bank and the Savings Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items. The inability to meet and maintain minimum capital adequacy levels could result in the regulators taking actions that could have a material effect on the Company’s consolidated financial statements. Additionally, the regulators have broad discretion in applying higher capital requirements. Regulators consider a range of factors in determining capital adequacy, such as an institution’s size, quality and stability of earnings, interest rate risk exposure, risk diversification, management expertise, asset quality, liquidity and internal controls.

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” To be categorized as “well-capitalized,” the Bank and the Savings Bank must maintain minimum capital ratios as set forth in the following table. As of December 31, 2001, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank’s capital category.

	Ratios	Minimum For Capital Adequacy Purposes	To Be “Well- Capitalized” Under Prompt Corrective Action Provisions
December 31, 2001
Capital One Bank
Tier 1 Capital	12.95%	4.00%	6.00%
Total Capital	15.12	8.00	10.00
Tier 1 Leverage	12.09	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	9.27%	4.00%	6.00%
Total Capital	11.21	8.00	10.00
Tier 1 Leverage	8.86	4.00	5.00

December 31, 2000
Capital One Bank
Tier 1 Capital	9.30%	4.00%	6.00%
Total Capital	11.38	8.00	10.00
Tier 1 Leverage	10.02	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	8.24%	4.00%	6.00%
Total Capital	10.90	8.00	10.00
Tier 1 Leverage	6.28	4.00	5.00

In November 2001, the four federal banking agencies (the “Agencies”) adopted an amendment to the regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes (i.e., guarantees on third-party assets), residual interests in asset securitizations, and other securitized transactions that expose institutions primarily to credit risk. Effective January 1, 2002, this rule amends the Agencies’ regulatory capital standards to create greater differentiation in the capital treatment of residual interests. Based on the Company’s analysis of the rule adopted by the Agencies, we do not anticipate any material changes to our regulatory capital ratios when the rule becomes effective.

On January 31, 2001, the Agencies issued “Expanded Guidance for Subprime Lending Programs” (the “Guidelines”). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in subprime lending. The Guidelines adopt a broad definition of “subprime” loans which likely covers more than one-third of all consumers in the United States. Because the Company’s business strategy is to provide credit card products and other consumer loans to a wide range of consumers, the examiners may view a portion of the Company’s loan assets as “subprime.” Thus, under the Guidelines, bank examiners could require the Bank or the Savings Bank to hold additional capital (up to one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, at December 31, 2001 the Bank and the Savings Bank each met the requirements for a “well-capitalized” institution, and management believes that each institution is holding an appropriate amount of capital or loan loss reserves against higher risk assets. Management also believes we have general risk management practices in place that are appropriate in light of our business strategy. Significantly increased capital or loan loss reserve requirements, if imposed, however, could have a material impact on the Company’s consolidated financial statements.

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of December 31, 2001 and 2000, the Company’s Tier 1 Leverage ratio was 11.93% and 11.14%, respectively.

Additionally, certain regulatory restrictions exist that limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of December 31, 2001, retained earnings of the Bank and the Savings Bank of $864,500 and $99,800, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

Note L

Commitments and Contingencies

As of December 31, 2001, the Company had outstanding lines of credit of approximately $142,600,000 committed to its customers. Of that total commitment, approximately $97,400,000 was unused. While this amount represented the total available lines of credit to customers, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time. The Company generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

Certain premises and equipment are leased under agreements that expire at various dates through 2011, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost of living index. Total expenses amounted to $64,745, $66,108, and $37,685 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum rental commitments as of December 31, 2001, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2002	$57,619
2003	51,667
2004	36,082
2005	30,366
2006	21,583
Thereafter	56,254

Total	$253,571

The Company has entered into synthetic lease transactions to finance several facilities. A synthetic lease structure typically involves establishing a special purpose vehicle (“SPV”) that owns the properties to be leased. The SPV is funded and its equity is held by outside investors, and as a result, neither the debt of nor the properties owned by the SPV are included in the Consolidated Financial Statements. These transactions, as described below, are accounted for as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”

In December 2000, the Company entered into a 10-year agreement for the lease of a headquarters building being constructed in McLean, Virginia. Monthly rent commences upon completion, which is expected in December 2002, and is based on LIBOR rates applied to the cost of the buildings funded. If, at the end of the lease term, the Company does not purchase the property, the Company guarantees a residual value of up to approximately 72% of the estimated $159,500 cost of the buildings in the lease agreement. Upon a sale of the property at the end of the lease term, the Company’s obligation is limited to any amount by which the guaranteed residual value exceeds the selling price.

        In 1999, the Company entered into two three-year agreements for the construction and subsequent lease of four facilities located in Tampa, Florida and Federal Way, Washington. At December 31, 2001, the construction of all four of the facilities had been completed. The total cost of the buildings was approximately $98,800. Monthly rent commenced upon completion of each of the buildings and is based on LIBOR rates applied to the cost of the facilities funded. The Company has a one-year renewal option under the terms of the leases. If, at the end of the lease term, the Company does not purchase all of the properties, the Company guarantees a residual value to the lessor of up to approximately 85% of the cost of the buildings in the lease agreement. Upon a sale of the property at the end of the lease term, the Company’s obligation is limited to any amount by which the guaranteed residual value exceeds the selling price.

In 1998, the Company entered into a five-year lease of five facilities in Tampa, Florida and Richmond, Virginia. Monthly rent on the facilities is based on a fixed interest rate of 6.87% per annum applied to the cost of the buildings included in the lease of $86,800. The Company has two one-year renewal options under the terms of the lease. If, at the end of the lease term, the Company does not purchase all of the properties, the Company guarantees a residual value to the lessor of up to approximately 84% of the costs of the buildings. Upon a sale of the property at the end of the lease term, the Company’s obligation is limited to any amount by which the guaranteed residual value exceeds the selling price.

The Company is commonly subject to various pending and threatened legal actions arising from the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any pending or threatened action will not have a material adverse effect on the consolidated financial condition of the Company. At the present time, however, management is not in a position to determine whether the resolution of pending or threatened litigation will have a material effect on the Company’s results of operations in any future reporting period.

Note M

Related Party Transactions

In the ordinary course of business, executive officers and directors of the Company may have consumer loans issued by the Company. Pursuant to the Company’s policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility.

Note N

Off-Balance Sheet Securitizations

Off-balance sheet securitizations involve the transfer of pools of consumer loan receivables by the Company to one or more third-party trusts or qualified special purpose entities that are accounted for as sales in accordance with SFAS 140. Certain undivided interests in the pool of consumer loan receivables are sold to investors as asset-backed securities in public underwritten offerings or private placement transactions. The remaining undivided interests retained by the Company (“seller’s interest”) are recorded in consumer loans. The amounts of the remaining undivided interests fluctuate as the accountholders make principal payments and incur new charges on the selected accounts. The amount of seller’s interest was $5,675,078 and $3,270,839 as of December 31, 2001 and 2000, respectively.

The key assumptions used in determining the fair value of the interest-only strip resulting from securitizations of consumer loan receivables completed during the period included the weighted average ranges for charge-off rates, principal repayment rates, lives of receivables and discount rates included in the following table.

Securitization Key Assumptions

Year Ended December 31
	2001	2000
Weighted average life for receivables (months)	6 to 9	7 to 8
Principal repayment rate (weighted average rate)	13% to 15%	13% to 16%
Charge-off rate (weighted average rate)	4% to 6%	4% to 6%
Discount rate (weighted average rate)	9% to 11%	11% to 13%

If these assumptions are not met or change, the interest-only strip and related servicing and securitizations income would be affected. The following adverse changes to the key assumptions and estimates, presented in accordance with SFAS 140, are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a 10% or 20% variation in assumptions cannot be extrapolated because the relationship of change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the interest-only strip is calculated independently from any change in another assumption. However, changes in one factor may result in changes in other factors, which might magnify or counteract the sensitivities.

Securitization Key Assumptions and Sensitivities

	As of December 31
	2001	2000
Interest-only strip	$269,527	$119,412

Weighted average life for receivables (months)	9	7

Principal repayment rate (weighted average rate)	13%	16%
Impact on fair value of 10% adverse change	$12,496	$5,912
Impact on fair value of 20% adverse change	23,652	10,626

Charge-off rate (weighted average rate)	6%	4%
Impact on fair value of 10% adverse change	$50,844	$16,733
Impact on fair value of 20% adverse change	100,854	33,467

Discount rate (weighted average rate)	9%	12%
Impact on fair value of 10% adverse change	$1,889	$245
Impact on fair value of 20% adverse change	3,706	488

Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short-term revolving nature of consumer loan receivables, the weighted average percentage of static pool credit losses is not considered to be materially different from the assumed charge-off rates used to determine the fair value of retained interests.

In addition to the interest-only strip, the Company maintains other residual interests to enhance the credit quality of the pool of receivables. The other residual interests may be in various forms, including subordinated interests in the transferred receivables, cash collateral accounts and accrued but unbilled interest on the transferred receivables. These other residual interests are carried at cost, which approximates fair value. The credit risk exposure on residual interests exceeds the pro rata share of the Company’s interest in the pool of receivables. Residual interests are recorded in accounts receivable from securitizations and totaled $934,305 and $479,123 at December 31, 2001 and 2000, respectively.

Supplemental Loan Information

	Year Ended December 31
	2001		2000
	Loans Outstanding	Loans Delinquent	Loans Outstanding	Loans Delinquent
Managed Loans	$45,263,963	$2,241,647	$29,524,026	$1,544,654
Off-balance sheet loans	24,342,949	1,229,090	14,411,314	447,343

Consumer Loans	$20,921,014	$1,012,557	$15,112,712	$1,097,311

	Average Loans	Net Charge- Offs	Average Loans	Net Charge- Offs
Managed Loans	$35,612,317	$1,438,370	$22,634,862	$883,667
Off-balance sheet loans	18,328,011	746,734	11,147,086	351,046

Consumer Loans	$17,284,306	$691,636	$11,487,776	$532,621

The Company acts as a servicing agent and receives contractual servicing fees of approximately 2% of the investor principal outstanding. The servicing revenues associated with transferred receivables adequately compensate the Company for servicing the accounts. Accordingly, no servicing asset or liability has been recorded. The Company’s residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on the transferred financial assets. The investors and the trusts have no recourse to the Company’s assets if the securitized loans are not paid when due.

Securitization Cash Flows

	Year Ended December 31
	2001	2000
Proceeds from new securitizations	$11,915,990	$6,142,709
Collections reinvested in revolving-period securitizations	30,218,660	18,566,784
Repurchases of accounts from the trust	1,579,455
Servicing fees received	330,350	171,245
Cash flows received on retained interests	84,817	48,211

For the year ended December 31, 2001 and 2000, the Company recognized $68,135 and $30,466, respectively, in gains related to the new transfer of receivables accounted for as sales, net of transaction costs. These gains are recorded in servicing and securitizations income.

Note O

Derivative Instruments and Hedging Activities

The Company maintains a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company’s goal is to manage sensitivity to changes in rates by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities, thereby limiting the impact on earnings. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s credit committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral agreements may be required as well.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

The Company periodically uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. To the extent that there is a high degree of correlation between the hedged asset or liability and the derivative instrument, the income or loss generated will generally offset the effect of this unrealized appreciation or depreciation.

The Company’s foreign currency denominated assets and liabilities expose it to foreign currency exchange risk. The Company enters into various foreign exchange derivative contracts for managing foreign currency exchange risk. Changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the items to which they are designated.

The Company has non-trading derivatives that do not qualify as hedges. These derivatives are carried at fair value and changes in value are included in current earnings.

The asset/liability management committee, as part of that committee’s oversight of the Company’s asset/liability and treasury functions, monitors the Company’s derivative activities. The Company’s asset/liability management committee is responsible for approving hedging strategies. The resulting strategies are then incorporated into the Company’s overall interest rate risk management strategies.

Fair Value Hedges

The Company has entered into forward exchange contracts to hedge foreign currency denominated investments against fluctuations in exchange rates. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk of adverse affects from movements in exchange rates.

During the year ended December 31, 2001, the Company recognized substantially no net gains or losses related to the ineffective portions of its fair value hedging instruments.

Cash Flow Hedges

The Company has entered into interest rate swap agreements for the management of its interest rate risk exposure. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate over the next five years. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The Company has also entered into interest rate swaps and amortizing notional interest rate swaps to effectively reduce the interest rate sensitivity of anticipated net cash flows of its interest-only strip from securitization transactions over the next four years.

The Company has also entered into currency swaps that effectively convert fixed rate foreign currency denominated interest receipts to fixed dollar interest receipts on foreign currency denominated assets. The purpose of these hedges is to protect against adverse movements in exchange rates.

The Company has entered into forward exchange contracts to reduce the Company’s sensitivity to foreign currency exchange rate changes on its foreign currency denominated loans. The forward rate agreements allow the Company to “lock-in” functional currency equivalent cash flows associated with the foreign currency denominated loans.

During the year ended December 31, 2001, the Company recognized no net gains or losses related to the ineffective portions of its cash flow hedging instruments. The Company recognized net losses of $5,138 during the year ended December 31, 2001, for cash flow hedges that have been discontinued which have been included in interest income in the income statement.

At December 31, 2001, the Company expects to reclassify $58,946 of net losses after tax on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as interest payments and receipts on the related derivative instruments occur.

Hedge of Net Investment in Foreign Operations

The Company uses cross-currency swaps to protect the value of its investment in its foreign subsidiaries. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive income. The purpose of these hedges is to protect against adverse movements in exchange rates.

For the year ended December 31, 2001, net losses of $605 related to these derivatives was included in the cumulative translation adjustment.

Non-Trading Derivatives

The Company uses interest rate swaps to manage interest rate sensitivity related to loan securitizations. The Company enters into interest rate swaps with its securitization trust and essentially offsets the derivative with separate interest rate swaps with third parties. These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings. During the year ended December 31, 2001, the Company recognized substantially no net gains or losses related to these derivatives.

Derivative Instruments and Hedging Activities—Pre-SFAS 133

The Company has entered into interest rate swaps to effectively convert certain interest rates on bank notes from variable to fixed. The pay-fixed, receive-variable swaps, which had a notional amount totaling $157,000 as of December 31, 2000, will mature from 2001 to 2007 to coincide with maturities of the variable bank notes to which they are designated. The Company has also entered into interest rate swaps and amortizing notional interest rate swaps to effectively reduce the interest rate sensitivity of loan securitizations. These pay-fixed, receive-variable interest rate swaps had notional amounts totaling $2,050,000 as of December 31, 2000. The interest rate swaps will mature from 2002 to 2005, and the amortizing notional interest rate swaps will fully amortize between 2004 and 2006 to coincide with the estimated paydown of the securitizations to which they are designated. The Company also had a pay-fixed, receive-variable interest rate swap with an amortizing notional amount of $545,000, which will amortize through 2003 to coincide with the estimated attrition of the fixed rate Canadian dollar consumer loans to which it is designated.

The Company has also entered into currency swaps that effectively convert fixed rate pound sterling interest receipts to fixed rate U.S. dollar interest receipts on pound sterling denominated assets. These currency swaps had notional amounts totaling $261,000 as of December 31, 2000, and mature from 2001 to 2005, coinciding with the repayment of the assets to which they are designated.

The Company has entered into foreign exchange contracts to reduce the Company’s sensitivity to foreign currency exchange rate changes on its foreign currency denominated assets and liabilities. As of December 31, 2000, the Company had foreign exchange contracts with notional amounts totaling $665,284 that mature in 2001 to coincide with the repayment of the assets to which they are designated.

Note P

Significant Concentration of Credit Risk

The Company is active in originating consumer loans, primarily in the United States. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. Loans are made primarily on an unsecured basis; however, certain loans require collateral in the form of cash deposits. International consumer loans are originated primarily in Canada and the United Kingdom. The geographic distribution of the Company’s consumer loans was as follows:

	December 31
	2001		2000
Geographic Region:	Loans	Percentage of Total	Loans	Percentage of Total
South	$15,400,081	34.02%	$9,869,290	33.43%
West	9,354,934	20.67	5,962,360	20.19

Midwest	8,855,719	19.56	5,694,318	19.29
Northeast	7,678,378	16.97	5,016,719	16.99
International	3,974,851	8.78	2,981,339	10.10

	45,263,963	100.00%	29,524,026	100.00%
Less securitized Balances	(24,342,949)		(14,411,314)

Total	$20,921,014		$15,112,712

Note Q

Disclosures About Fair Value of Financial Instruments

The following discloses the fair value of financial instruments whether or not recognized in the balance sheets as of December 31, 2001 and 2000. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. As required under GAAP, these disclosures exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The Company, in estimating the fair value of its financial instruments as of December 31, 2001 and 2000, used the following methods and assumptions:

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximated fair value.

Securities available for sale

The fair value of securities available for sale was determined using current market prices. See Note B for fair values by type of security.

Consumer loans

The net carrying amount of consumer loans approximated fair value due to the relatively short average life and variable interest rates on a substantial number of these loans. This amount excluded any value related to account relationships.

Interest receivable

The carrying amount approximated the fair value of this asset due to its relatively short-term nature.

Accounts receivable from securitizations

The carrying amount approximated fair value.

Derivatives

The carrying amount of derivatives approximated fair value and was represented by the estimated unrealized gains as determined by quoted market prices. This value generally reflects the estimated amounts that the Corporation would have received to terminate the interest rate swaps, currency swaps and forward foreign currency exchange (“f/x”) contracts at the respective dates, taking into account the forward yield curve on the swaps and the forward rates on the currency swaps and f/x contracts. These derivatives are included in other assets on the balance sheet.

Financial Liabilities

Interest-bearing deposits

The fair value of interest-bearing deposits was calculated by discounting the future cash flows using estimates of market rates for corresponding contractual terms.

Other borrowings

The carrying amount of federal funds purchased and resale agreements and other short-term borrowings approximated fair value. The fair value of secured borrowings was calculated by discounting the future cash flows using estimates of market rates for corresponding contractual terms and assumed maturities when no stated final maturity was available. The fair value of the junior subordinated capital income securities was determined based on quoted market prices.

Senior notes

The fair value of senior notes was determined based on quoted market prices.

Interest payable

The carrying amount approximated the fair value of this asset due to its relatively short-term nature.

Derivatives

        The carrying amount of derivatives approximated fair value and was represented by the estimated unrealized losses as determined by quoted market prices. This value generally reflects the estimated amounts that the Corporation would have paid to terminate the interest rate swaps, currency swaps and f/x contracts at the respective dates, taking into account the forward yield curve on the swaps and the forward rates on the currency swaps and f/x contracts. These derivatives are included in other liabilities on the balance sheet.

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash & cash equivalents	$707,238	$707,238	$236,707	$236,707
Securities available for sale	3,115,891	3,115,891	1,696,815	1,696,815
Net loans	20,081,014	20,081,014	14,585,712	14,585,712
Accounts receivable from securitizations	2,452,548	2,452,548	1,143,902	1,143,902
Interest receivable	105,459	105,459	82,675	82,675
Derivatives	91,474	91,474		23,834

Financial Liabilities
Interest-bearing deposits	$12,838,968	$13,223,954	$8,379,025	$8,493,763
Senior notes	5,335,229	5,237,220	4,050,597	3,987,116
Other borrowings	3,995,528	4,047,865	2,925,938	2,924,113
Interest payable	188,160	188,160	122,658	122,658
Derivatives	199,976	199,976		62,965

Note R

International Activities

The Company’s international activities are primarily performed through Capital One Bank (Europe) plc, a subsidiary bank of the Bank that provides consumer lending and other financial products in the United Kingdom and France, and Capital One Bank—Canada Branch, a foreign branch office of the Bank that provides consumer lending products in Canada. The total assets, revenue, income before income taxes and net income of the international operations are summarized below.

	2001	2000	1999
Domestic
Total assets	$25,254,438	$15,719,760	$10,202,219
Revenue(1)	5,609,616	4,336,911	3,246,868
Income before income taxes	1,064,240	906,732	661,759
Net income	660,809	562,174	415,631
International
Total assets	2,929,609	3,169,581	3,134,224
Revenue(1)	473,667	286,390	178,093
Income before income taxes	(29,000)	(149,258)	(84,742)
Net loss	(18,844)	(92,540)	(52,540)

Tot al Company
Total assets	$28,184,047	$18,889,341	$13,336,443
Revenue(1)	6,083,283	4,623,301	3,424,961
Income before income taxes	1,035,420	757,474	577,017
Net income	641,965	469,634	363,091

(1)	Revenue equals net interest income plus non-interest income.

Because certain international operations are integrated with many of the Company’s domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations. Amounts are allocated for income taxes and other items incurred.

Note S

Capital One Financial Corporation
(Parent Company Only) Condensed
Financial Information

	Balance Sheets as of December 31
	2001	2000
Assets:
Cash and cash equivalents	$9,847	$9,284
Investment in subsidiaries	3,327,778	1,832,387
Loans to subsidiaries(1)	950,231	808,974
Other	164,923	98,034

Total assets	$4,452,779	$2,748,679

Liabilities:
Senior notes	$549,187	$549,042
Borrowings from subsidiaries	569,476	204,367
Other	10,638	32,756

Total liabilities	1,129,301	786,165
Stockholders’ equity	3,323,478	1,962,514

Total liabilities and stockholders’ equity	$4,452,779	$2,748,679

(1)	As of December 31, 2001 and 2000, includes $122,053 and $63,220, respectively of cash invested at the Bank instead of the open market.

	Statements of Income for The Year Ended December 31
	2001	2000	1999
Interest from temporary investments	$48,595	$41,321	$32,191
Interest expense	(53,536)	(46,486)	(41,011)
Dividends, principally from bank subsidiaries	125,000	250,000	220,001
Non-interest income	4,847	61	39
Non-interest expense	(45,223)	(8,184)	(6,274)

Income before income taxes and equity in undistributed earnings of subsidiaries	79,683	236,712	204,946
Income tax benefit	17,221	5,049	5,721
Equity in undistributed earnings of subsidiaries	545,061	227,873	152,424

Net income	$641,965	$469,634	$363,091

	Statements of Cash Flows for the Year Ended December 31
	2001	2000	1999
Operating Activities:
Net income	$641,965	$469,634	$363,091
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(545,061)	(227,873)	(152,424)
(Increase) decrease in other assets	(47,701)	9,625	5,282
(Decrease) increase in other liabilities	(22,118)	19,117	2,604

Net cash provided by operating activities	27,085	270,503	218,553
Investing Activities:
Purchases of securities available for sale			(26,836)
Proceeds from sales of securities available for sale		8,455
Proceeds from maturities of securities available for sale		6,832	11,658
Increase in investment in subsidiaries	(768,760)	(117,123)	(115,233)
Increase in loans to subsidiaries	(141,257)	(199,798)	(233,780)

Net cash used for investing activities	(910,017)	(301,634)	(364,191)
Financing Activities:
Increase (decrease) in borrowings from subsidiaries	365,109	157,711	(7,398)
Issuance of senior notes			224,684
Dividends paid	(22,310)	(20,824)	(20,653)
Purchases of treasury stock		(134,619)	(107,104)
Net proceeds from issuances of common stock	477,892	21,076	14,028
Proceeds from exercise of stock options	62,804	11,225	37,040

Net cash provided by financing activities	883,495	34,569	140,597

Increase (decrease) in cash and cash equivalents	563	3,438	(5,041)
Cash and cash equivalents at beginning of year	9,284	5,846	10,887

Cash and cash equivalents at end of year	$9,847	$9,284	$5,846

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

By: /s/ David M. Willey David M. Willey Executive Vice President and Chief Financial Officer

Date: August 14, 2002

Exhibit Index

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP