Form 10-Q
period 2002-09-30
CAPITAL ONE FINANCIAL CORP
filed 2002-11-15
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

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

Yes   X    No ____

As of October 31, 2002 there were 221,867,403 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION
FORM 10-Q

INDEX

September 30, 2002

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

	September 30	December 31
	2002	2001

Assets:
Cash and due from banks	$316,010	$355,680
Federal funds sold and resale agreements	304,782	19,802
Interest-bearing deposits at other banks	112,248	331,756

Cash and cash equivalents	733,040	707,238
Securities available for sale	4,290,441	3,115,891
Consumer loans	28,104,186	20,921,014
Less: Allowance for loan losses	(1,595,000)	(840,000)

Net loans	26,509,186	20,081,014
Accounts receivable from securitizations	2,584,528	2,452,548
Premises and equipment, net	789,726	759,683
Interest receivable	182,300	105,459
Other	1,820,749	962,214

Total assets	$36,909,970	$28,184,047

Liabilities:
Interest-bearing deposits	$16,885,553	$12,838,968
Senior notes	5,561,489	5,335,229
Other borrowings	6,638,560	3,995,528
Interest payable	214,220	188,160
Other	3,274,637	2,502,684

Total liabilities	32,574,459	24,860,569
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 222,648,164 and 217,656,985 shares issued as of September 30, 2002 and December 31, 2001, respectively	2,227	2,177
Paid-in capital, net	1,636,738	1,350,108
Retained earnings	2,733,231	2,090,761
Cumulative other comprehensive loss	(1,733)	(84,598)
Less: Treasury stock, at cost; 878,206 and 878,720 shares as of September 30, 2002 and December 31, 2001, respectively	(34,952)	(34,970)

Total stockholders’ equity	4,335,511	3,323,478

Total liabilities and stockholders’ equity	$36,909,970	$28,184,047

See Notes to Condensed Consolidated Financial Statements

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Interest Income:
Consumer loans, including past-due fees	$1,022,810	$688,572	$2,836,989	$1,970,854
Securities available for sale	45,965	37,032	134,124	99,208
Other	39,304	18,323	95,989	24,481

Total interest income	1,108,079	743,927	3,067,102	2,094,543
Interest Expense:
Deposits	215,470	161,411	596,745	463,851
Senior notes	110,464	90,225	314,055	261,360
Other borrowings	59,716	43,233	168,222	130,958

Total interest expense	385,650	294,869	1,079,022	856,169

Net interest income	722,429	449,058	1,988,080	1,238,374
Provision for loan losses	674,111	262,901	1,605,570	780,816

Net interest income after provision for loan losses	48,318	186,157	382,510	457,558
Non-Interest Income:
Servicing and securitizations	815,267	657,175	2,159,761	1,805,296
Service charges and other customer-related fees	586,708	401,544	1,633,101	1,204,225
Interchange	118,203	96,702	353,652	265,226

Total non-interest income	1,520,178	1,155,421	4,146,514	3,274,747
Non-Interest Expense:
Salaries and associate benefits	417,189	349,487	1,177,287	1,017,279
Marketing	185,795	281,910	859,777	781,819
Communications and data processing	106,128	92,735	299,922	240,933
Supplies and equipment	88,639	77,497	261,990	225,880
Occupancy	86,942	32,151	158,598	94,802
Other	266,327	241,117	706,987	622,747

Total non-interest expense	1,151,020	1,074,897	3,464,561	2,983,460
Income before income taxes	417,476	266,681	1,064,463	748,845
Income taxes	158,641	101,337	404,496	284,561

Net income	$258,835	$165,344	$659,967	$464,284
Basic earnings per share	$1.17	$0.78	$3.00	$2.23

Diluted earnings per share	$1.13	$0.75	$2.88	$2.11

Dividends paid per share	$0.03	$0.03	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share data) (unaudited)

					Cumulative
	Common Stock				Other		Total
			Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital, Net	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2000	199,670,421	$1,997	$575,179	$1,471,106	$2,918	$(88,686)	$1,962,514
Comprehensive income:
Net income				464,284			464,284
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $34,636					56,511		56,511
Foreign currency translation adjustments					(13,468)		(13,468)
Cumulative effect of change in accounting principle (SFAS 133)					(27,222)		(27,222)
Loss on cash flow hedging instruments, net of income tax benefit of $39,896					(65,095)		(65,095)

Other comprehensive loss					(49,274)		(49,274)

Comprehensive income							415,010
Cash dividends — $.08 per share				(16,514)			(16,514)
Issuances of common stock	7,047,833	70	425,988			8,058	434,116
Exercise of stock options	5,413,040	54	151,315			35,069	186,438
Common stock issuable under incentive plan			582				582
Other items, net			1,147				1147

Balance, September 30, 2001	212,131,294	$2,121	$1,154,211	$1,918,876	$(46,356)	$(45,559)	$2,983,293
Balance, December 31, 2001	217,656,985	$2,177	$1,350,108	$2,090,761	$(84,598)	$(34,970)	$3,323,478
Comprehensive income:
Net income				659,967			659,967
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $53,590					87,437		87,437
Foreign currency translation adjustments					29,835		29,835
Loss on cash flow hedging instruments, net of income tax benefit of $21,088					(34,407)		(34,407)

Other comprehensive income					82,865		82,865

Comprehensive income							742,832
Cash dividends — $.08 per share				(17,497)			(17,497)
Issuance of mandatory convertible securities			36,616				36,616
Issuances of common stock	3,587,312	36	170,575			18	170,629
Exercise of stock options	1,403,867	14	55,090				55,104
Amortization of deferred compensation			23,107				23,107
Other items, net			1,242				1,242

Balance, September 30, 2002	222,648,164	$2,227	$1,636,738	$2,733,231	$(1,733)	$(34,952)	$4,335,511

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Nine Months Ended
	September 30

	2002	2001

Operating Activities:
Net income	$659,967	$464,284
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,605,570	780,816
Depreciation and amortization, net	140,871	241,615
Gain on repurchase of senior notes	(26,969)
Stock compensation plans		582
Amortization of deferred compensation	23,107
Increase in interest receivable	(76,841)	(26,193)
Increase in accounts receivable from securitizations	(134,224)	(785,863)
Increase in other assets	(880,755)	(141,960)
Increase in interest payable	26,060	26,273
Increase in other liabilities	739,730	417,174

Net cash provided by operating activities	2,076,516	976,728

Investing Activities:
Purchases of securities available for sale	(3,966,649)	(2,555,588)
Proceeds from maturities of securities available for sale	1,360,197	1,216,955
Proceeds from sales of securities available for sale	1,715,934	398,022
Proceeds from securitization of consumer loans	6,919,477	7,279,125
Net increase in consumer loans	(15,274,616)	(10,498,493)
Recoveries of loans previously charged off	289,799	244,116
Additions of premises and equipment, net	(229,750)	(246,855)

Net cash used for investing activities	(9,185,608)	(4,162,718)

Financing Activities:
Net increase in interest-bearing deposits	4,046,585	2,696,474
Net increase (decrease) in other borrowings	2,642,840	(1,115,910)
Issuances of senior notes	300,000	1,989,739
Maturities of senior notes	(562,605)	(578,932)
Repurchase of senior notes	(203,453)
Issuance of mandatory convertible debt securities	725,075
Dividends paid	(17,497)	(16,514)
Net proceeds from issuances of common stock	170,629	434,116
Proceeds from exercise of stock options	33,320	72,940

Net cash provided by financing activities	7,134,894	3,481,913

Increase in cash and cash equivalents	25,802	295,923
Cash and cash equivalents at beginning of period	707,238	236,707

Cash and cash equivalents at end of period	$733,040	$532,630

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(in thousands, except per share data) (unaudited)

Note A: Significant Accounting Policies

Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K as amended for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Reclassification

During the third quarter, the Company changed its financial statement presentation of recoveries of charged-off loans. The change was made in response to draft guidelines that were recently published by the Federal Financial Institutions Examination Council with respect to credit card account management. Previously, the Company recognized all recoveries of charged-off loans in the allowance for loan losses and provision for loan losses. The Company now classifies the portion of recoveries related to previously charged-off finance charges and fees as either interest or non-interest income. All prior period recoveries have been reclassified to conform to the current financial statement presentation of recoveries. This reclassification had no impact on prior period earnings.

Change in Estimate

The change in the classification of recoveries resulted in a change to the recoveries estimate used as part of the calculation of the Company’s allowance for loan losses and finance charge and fee revenue. The change in the recoveries estimate resulted in an increase to the allowance for loan losses and a reduction of the amount of finance charges and fees deemed uncollectible under our revenue recognition policy for the three month period ended September 30, 2002. The change in estimate resulted in an increase of $38.4 million to interest income and $44.4 million to non-interest income offset by an increase in the provision for loan losses of $133.4 million for the three month period ended September 30, 2002. Therefore, net income for the three month period ended September 30, 2002, was negatively impacted by $31.4 million or $.14 per diluted share as a result of the change in estimate.

Recent Accounting Pronouncements

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” ( “SFAS No.145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 became effective and was adopted by the Company in May of 2002.

In July of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a disposal obligation be recognized and measured at its fair value when it is incurred rather then at the date to the Company’s commitment to an exit plan, and severance pay in many cases be recognized over time rather than up front. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the earnings or financial position of the Company.

Note B: Segments

The Company manages its business by three distinct operating segments: consumer lending, auto finance and international. The consumer lending segment primarily consists of domestic credit card and installment lending activities. The auto finance segment consists of automobile lending activities. The international segment consists primarily of credit card lending activities outside the United States. The consumer lending, auto finance and international segments are disclosed separately. The “other” caption includes the Company’s liquidity portfolio, new business initiatives, investments in external companies, and various non-lending activities. The “other” caption also includes the net impact of transfer pricing, certain unallocated expenses, and gains/losses related to the securitization of assets. Revenue for all segments is derived from external parties.

During the third quarter the Company refined its segment cost allocation policy with regard to certain previously unallocated expenses held in the “other” caption. These previously unallocated expenses are now allocated to the reportable segments. All prior period segment disclosures have been presented on a basis consistent with the revised segment cost allocation policy.

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

Management decision making is performed on a managed portfolio basis. An adjustment to reconcile the managed financial information to the reported financial information in the consolidated financial statements is provided. This adjustment reclassifies a portion of net interest income, non-interest income and provision for loan losses into non-interest income from servicing and securitization.

	For the Three Months Ended September 30, 2002

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$1,198,502	$146,702	$110,028	$(19,958)	$1,435,274	$(712,845)	$722,429
Non-interest income	1,076,812	10,677	78,314	23,308	1,189,111	331,067	1,520,178
Provision for loan losses	941,615	94,258	54,975	(34,959)	1,055,889	(381,778)	674,111
Non-interest expenses	869,647	68,657	138,186	74,530	1,151,020		1,151,020
Income tax provision (benefit)	176,340	(2,104)	(3,034)	(12,561)	158,641		158,641

Net income (loss)	$287,712	$(3,432)	$(1,785)	$(23,660)	$258,835		$258,835

Loans receivable	$45,020,563	$6,495,733	$5,255,146	$111,358	$56,882,800	$(28,778,614)	$28,104,186

	For the Three Months Ended September 30, 2001

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$831,677	$56,163	$73,169	$1,113	$962,122	$(513,064)	$449,058
Non-interest income	772,450	5,725	49,044	44,896	872,115	283,306	1,155,421
Provision for loan losses	414,418	50,635	30,861	(3,255)	492,659	(229,758)	262,901
Non-interest expenses	879,365	27,520	107,924	60,088	1,074,897		1,074,897
Income tax provision (benefit)	117,934	(6,182)	(7,744)	(2,671)	101,337		101,337

Net income (loss)	$192,410	$(10,085)	$(8,828)	$(8,153)	$165,344		$165,344

Loans receivable	$32,888,767	$2,166,705	$3,492,027	$(58,479)	$38,489,020	$(21,009,305)	$17,479,715

	For the Nine Months Ended September 30, 2002

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$3,307,762	$382,174	$285,800	$(133,620)	$3,842,116	$(1,854,036)	$1,988,080
Non-interest income	3,112,061	45,447	202,253	(35,479)	3,324,282	822,232	4,146,514
Provision for loan losses	2,236,235	251,047	157,307	(7,215)	2,637,374	(1,031,804)	1,605,570
Non-interest income	2,812,901	174,203	379,593	97,864	3,464,561		3,464,561
Income tax provision (benefit)	520,861	901	(18,614)	(98,652)	404,496		404,496

Net income (loss)	$849,826	$1,470	$(30,233)	$(161,096)	$659,967		$659,967

Loans receivable	$45,020,563	$6,495,733	$5,255,146	$111,358	$56,882,800	$(28,778,614)	$28,104,186

		For the Nine Months Ended September 30, 2001

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$2,278,020	$135,636	$199,419	$(975)	$2,612,100	$(1,373,726)	$1,238,374
Non-interest income	2,247,420	12,808	129,493	60,680	2,450,401	824,346	3,274,747
Provision for loan losses	1,203,398	111,912	92,116	(77,230)	1,330,196	(549,380)	780,816
Non-interest expenses	2,460,247	74,471	316,720	132,022	2,983,460		2,983,460
Income tax provision (benefit)	327,491	(14,417)	(31,714)	3,201	284,561		284,561

Net income (loss)	$534,304	$(23,522)	$(48,210)	$1,712	$464,284		$464,284

Loans receivable	$32,888,767	$2,166,705	$3,492,027	$(58,479)	$38,489,020	$(21,009,305)	$17,479,715

During the third quarter, the Company realigned certain aspects of its European operations. Charges related to the realignment of $12.5 million ($7.8 million after taxes) were recognized and allocated to the international segment.

During the third quarter, the Company accelerated the vesting provisions of certain restricted stock issued in connection with the acquisition of PeopleFirst, Inc. Compensation expense of $14.5 million ($9 million after taxes) was recognized and allocated to the auto finance segment.

During the third quarter, the Company expensed $38.8 million ($24.1 million after taxes) related to the early termination of leases, unused facility capacity, and accelerated depreciation of related fixed assets. The Company allocated $35.3 million of these expenses to the consumer lending segment, $1.5 million to the other caption, $1.1 million to the auto finance segment, and $.9 million to the international segment.

Note C: Capitalization

In July 2002, the Company repurchased senior bank notes in the amount of $230.4 million, which resulted in a pretax gain of $27.0 million.

In July 2002, the Company filed a shelf registration statement providing for the sale of senior or subordinated debt securities, preferred stock, common stock, common equity units, and stock purchase contracts, in an aggregate amount not to exceed $2.2 billion.

In July 2002, the Company filed a registration statement registering $7.5 million common shares for the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRP”). The DRP allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments.

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

In January 2002, the Company issued $300.0 million of five-year senior bank notes with a coupon rate of 8.75% under shelf registration statements.

Note D: Comprehensive Income

Comprehensive income for the three months ended September 30, 2002 and 2001 was as follows:

	Three Months Ended
	September 30

	2002	2001

Comprehensive Income:
Net income	$258,835	$165,344
Other comprehensive income (loss)	32,483	17,265

Total comprehensive income	$291,318	$182,609

Note E: Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or other dilutive securities outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Numerator:
Net income	$258,835	$165,344	$659,967	$464,284
Denominator:
Denominator for basic earnings per share — Weighted-average shares	220,564	210,762	219,369	208,171
Effect of dilutive securities:
Stock options	7,854	9,135	9,544	11,402

Dilutive potential common shares	7,854	9,135	9,544	11,402
Denominator for diluted earnings per share — Adjusted weighted-average shares	228,418	219,897	228,913	219,573

Basic earnings per share	$1.17	$0.78	$3.00	$2.23

Diluted earnings per share	$1.13	$0.75	$2.88	$2.11

Note F: Goodwill

	Summary of Acquisition Goodwill

	Auto
	Finance	International	Other	Total

Balance at June 30, 2002	$218,957	$6,082	$78,304	$303,343
Additions		5	54,000	54,005

Balance at September 30, 2002	$218,957	$6,087	$132,304	$357,348

In July 2002 the Company’s Board of Directors voted to adopt a Termination Agreement and Mutual Release with prior owners of AmeriFee Corporation, ending the original acquisition agreement and settling all contingent consideration provisions. The Company agreed to terms that would provide a one-time payment of up to $55.0 million, payable in common shares or cash at the Company’s discretion, to prior owners of AmeriFee Corporation on or before November 11, 2002. At September 30, 2002, $54.0 million is accrued and recorded as additional acquisition goodwill.

On November 11, 2002, the Corporation issued shares of its common stock having an aggregate value of $54.9 million to the prior owners of Amerifee Corporation in accordance with the terms of the Termination Agreement. Of this amount, $43.9 million in common stock was issued under the Corporation’s existing shelf registration statement and $11.0 million in common stock was issued in an unregistered offering.

Note H: Commitments and Contingencies

Securities Litigation

Beginning in July 2002, the Company was named as a defendant in twelve putative class action securities cases raising issues related to disclosures made in the Form 8-K filed by the Company on July 16, 2002. All twelve actions were filed in the United States District Court for the Eastern District of Virginia, and by order dated October 1, 2002, were consolidated as In re Capital One [Financial] Corporation Securities Litigation, Civil Action 02-1069-A. Plaintiffs filed an amended complaint on October 17, 2002, which alleges that the Company violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The amended complaint asserts a class period of January 16, 2001, through July 16, 2002, inclusive.

The amended complaint generally alleges that, during the asserted class period, the Company misrepresented the adequacy of its capital levels and loan loss allowance relating to higher risk assets. In addition, the amended complaint generally alleges that the Company was experiencing serious infrastructure deficiencies and systemic computer problems as a result of its growth.

The Company believes that it has meritorious defenses with respect to this case and intends to defend the case vigorously. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on either the consolidated financial position of the Company or the Company’s results of operations in any future reporting period.

Other Pending and Threatened Legal Actions:

In addition, the Company is commonly subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the results of operations or financial position of the Company.

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Capital One Financial Corporation (the “Corporation”) is a holding company whose subsidiaries market a variety of products and services to consumers using its Information-Based Strategy (“IBS”). The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending products (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers auto lending products. The Corporation and its subsidiaries are collectively referred to as the “Company.” As of September 30, 2002, the Company had 48.2 million accounts and $56.9 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company’s profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

Earnings Summary

During the third quarter, the Company changed its financial statement presentation of recoveries of charged-off loans. The change was made in response to draft guidelines that were recently published by the Federal Financial Institutions Examination Council with respect to credit card account management. Previously, the Company recognized all recoveries of charged-off loans in the allowance for loan losses and provision for loan losses. The Company now classifies the portion of recoveries related to finance charges and fees as revenue. All prior period recoveries have been reclassified to conform to the current financial statement presentation of recoveries. This reclassification had no impact on prior period earnings.

The change in the classification of recoveries resulted in a change to the recoveries estimate used as part of the calculation of the Company’s allowance for loan losses and finance charge and fee revenue. The change in the recoveries estimate resulted in an increase to the allowance for loan losses and a reduction of the amount of finance charges and fees deemed uncollectible under our revenue recognition policy for the three month period ended September 30, 2002. The change in estimate resulted in an increase of $38.4 million to interest income and $44.4 million to non-interest income offset by an increase in the provision for loan losses of $133.4 million for the three month period ended September 30, 2002. Therefore, net income for the three month period ended September 30, 2002, was negatively impacted by $31.4 million or $.14 per diluted share as a result of the change in estimate.

Net income for the three month period ended September 30, 2002 of $258.8 million, or $1.13 per share, compared to net income of $165.3 million, or $0.75 per share, for the same period in 2001. The increase in net income was primarily a result of an increase in asset and account volumes, offset by the $31.4 million one-time impact of the change to the recoveries estimate and $68.2 million ($110 million, pre-tax) in one-time charges. Net income and earnings per share for the three month period ended September 30, 2002, exceeded the Company’s targets and, as a result, the Company has revised its earnings per share target for the full year ending December 31, 2002. See “Business Outlook” below.

Net interest income increased $273.3 million, or 61% and average earning assets increased by 53% resulting in the net interest margin increasing to 8.91% from 8.49% for the same period in 2001. $38.4 million of the increase in net interest income and a 47 basis point increase in net interest margin resulted from the one-time impact of the change in recoveries estimate. The remaining increase in net interest income was related to the overall growth in earning assets combined with an increase in the net interest spread.

The provision for loan losses increased $411.2 million, or 156%. $133.4 million of this increase related to the one-time impact of the change to the recoveries estimate. The remaining increase in the provision for loan losses was primarily the result of growth in the consumer loan portfolio combined with the revised application of the “ Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”). During the second quarter of 2002, the Company revised its estimate for allowance for loan losses held against subprime loans in targeted programs as applied under the Subprime Guidelines issued by the four federal banking agencies (the “Agencies”). The Company’s adoption of a revised application of the Subprime Guidelines served to increase the allowance for loan losses and capital held against subprime loans in targeted subprime programs. See “Capital Adequacy” below.

Non-interest income increased $364.8 million, or 32%. $44.4 million of this increase related to the one-time impact of the change to the recoveries estimate. The remaining increase resulted from an increase in average accounts of 24% combined with an increase in servicing and securitization income resulting from an increase in the average off-balance sheet loan portfolio.

Marketing expense decreased $96.1 million, or 34%, to $185.8 million reflecting our return to a historical level of loan growth. Other non-interest expenses (excluding marketing) increased to $965.2 million, or 22%. This increase was the result of growth in average accounts of 24% compared to the same period in the prior year, and one-time charges of $110 million incurred in the third quarter of 2002. Of the $110 million, $38.8 million related to unused facility capacity, early termination of facility leases, and accelerated depreciation of related fixed assets; $14.5 million related to the accelerated vesting of restricted stock issued in connection with the PeopleFirst, Inc. acquisition; and $12.5 million related to the realignment of certain aspects of our European operations. The remaining amounts related to investment company valuation adjustments, employee benefits, and accruals for contingent liabilities.

Net income for the nine months ended September 30, 2002 was $660.0 million, or $2.88 per share, compared to $464.3 million, or $2.11 per share, for the same period in 2001. This 42% increase in net income primarily reflected the increases in asset and account volumes, offset by the $31.4 million one-time impact of the change to the recoveries estimate and $68.2 million ($110 million, pre-tax) in one-time charges discussed above. Each component is discussed in further detail in subsequent sections of this analysis.

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

The Company’s managed consumer loan portfolio is comprised of reported and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, (“SFAS 140”), and are not assets of the Company.

Table 1 summarizes the Company’s managed consumer loan portfolio.

TABLE 1 — MANAGED CONSUMER LOAN PORTFOLIO

	September 30

(in thousands)	2002	2001

Period-End Balances:
Reported consumer loans:
Domestic	$24,969,461	$14,928,707
Foreign	3,134,725	2,551,008

Total	28,104,186	17,479,715

Off-balance sheet consumer loans:
Domestic	26,658,193	20,068,286
Foreign	2,120,421	941,019

Total	28,778,614	21,009,305

Managed consumer loan portfolio:
Domestic	51,627,654	34,996,993
Foreign	5,255,146	3,492,027

Total	$56,882,800	$38,489,020

	Three Months Ended
	September 30

(in thousands)	2002	2001

Average Balances:
Reported consumer loans
Domestic	$23,506,125	$14,633,247
Foreign	3,059,780	2,882,214

Total	26,565,905	17,515,461

Off-balance sheet consumer loans
Domestic	26,690,779	19,042,033
Foreign	2,093,453	459,911

Total	28,784,232	19,501,944

Managed consumer loan portfolio
Domestic	50,196,904	33,675,280
Foreign	5,153,233	3,342,125

Total	$55,350,137	$37,017,405

	Nine Months Ended
	September 30

(in thousands)	2002	2001

Average Balances:
Reported consumer loans
Domestic	$21,978,251	$13,906,269
Foreign	2,811,652	2,664,410

Total	24,789,903	16,570,679

Off-balance sheet consumer loans
Domestic	24,593,186	16,661,899
Foreign	1,775,468	445,458

Total	26,368,654	17,107,357

Managed consumer loan portfolio
Domestic	46,571,437	30,568,168
Foreign	4,587,120	3,109,868

Total	$51,158,557	$33,678,036

The Company actively engages in consumer loan securitization transactions. Securitization involves the transfer by the Company, in one or more transactions, of a pool of loan receivables to an entity created for securitizations, generally a trust or other special purpose entity (the “trusts”). The credit quality of the receivables is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, and accrued interest and fees on the investor’s share of the pool of receivables. Securities ($28.8 billion at September 30, 2002) representing undivided interests in the pool of consumer loan receivables are sold to the public through an underwritten offering or to private investors in private placement transactions. The Company receives the proceeds of the sale as payment for the receivables transferred. In certain securitizations, the Company retains an interest in the entity to which it transferred receivables (“seller’s interest”) equal to the amount of the outstanding receivables transferred to the trust in excess of the principal balance of the securities outstanding. For securitizations backed by a revolving pool of assets, the Company’s seller’s interest varies as the amount of the excess receivables in the trusts fluctuates as the accountholders make principal payments and incur new charges on the selected accounts. A securitization backed by non-revolving amortizing assets, such as auto loans, generally does not include a seller’s interest, as obligor principal payments are generally paid to investors on a monthly basis. A securitization accounted for as a sale in accordance with SFAS 140 results in the removal of the receivables, other than any applicable seller’s interest, from the Company’s balance sheet for financial and regulatory accounting purposes and the recording of any additional retained interests.

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

Investors in the Company’s revolving securitization program are generally entitled to receive principal payments either in one lump sum after an accumulation period or through monthly payments during an amortization period. Amortization may begin sooner in certain circumstances, including the possibility of the annualized portfolio yield (generally consisting of interest and fees) for a three-month period dropping below the sum of the security rate payable to investors, loan servicing fees and net credit losses during the period. Increases in net credit losses and payment rates could significantly decrease the spread and cause early amortization. At September 30, 2002, the annualized portfolio yields on the Company’s off-balance sheet securitizations sufficiently exceeded the sum of the related security rate payable to investors, loan servicing fees and net credit losses, and as such, early amortization of its off-balance sheet securitizations was not indicated or expected.

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

TABLE 2 — OPERATING DATA AND RATIOS

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2002	2001	2002	2001

Reported:
Average earning assets	$32,449,448	$21,152,107	$30,161,240	$19,527,326
Net interest margin(1)	8.91%	8.49%	8.79%	8.46%
Loan yield	15.40	15.72	15.26	15.86

Managed:
Average earning assets	$60,015,603	$39,994,250	$55,405,534	$36,412,332
Net interest margin(1)	9.57%	9.62%	9.25%	9.56%
Loan yield	15.04	15.91	14.71	16.16

(1)	Net interest margin is equal to net interest income divided by average earning assets. 47 basis points and 17 basis points of the Reported portfolio net interest margin for the three and nine month periods ended September 30, 2002, respectively, relate to the one-time impact of the third quarter change in recoveries estimate. 26 basis points and 10 basis points of the Managed loan portfolio net interest margin for the three and nine month periods ended September 30, 2002, respectively, relate to the one-time impact of the third quarter change in recoveries estimate.

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

The Company markets its card products to specific consumer populations. The terms of each card product are actively managed to achieve a balance between risk and expected performance, while obtaining the expected return. For example, card product terms include the ability to reprice individual accounts upwards or downwards based on the consumer’s performance. In addition, since 1998, the Company has aggressively marketed low non-introductory rate cards to consumers with the best established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited the Company’s customers with similar interest rate strategies. Management believes the competition has placed, and will continue to place, pressure on the Company’s pricing strategies.

The Company also offers other credit card products. Examples of such products include secured cards, lifestyle cards, co-branded cards, student cards and other cards marketed to certain consumer populations that the Company believes are underserved by the Company’s competitors. These products do not have a significant, immediate impact on managed loan balances; rather, they typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include membership fees and higher annual finance charge rates. The profile of the consumer populations that these products are marketed to, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the low non-introductory rate products.

Table 3 provides income statement data and ratios for the Company’s managed consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in further detail in subsequent sections of this analysis.

TABLE 3 — MANAGED RISK ADJUSTED REVENUE

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2002	2001	2002	2001

Managed Income Statement:
Net interest income	$1,435,274	$962,122	$3,842,117	$2,612,100
Non-interest income	1,189,111	872,115	3,324,286	2,450,401
Net charge-offs	(685,677)	(417,809)	(1,873,756)	(1,138,460)

Risk adjusted revenue	$1,938,708	$1,416,428	$5,292,647	$3,924,041

Ratios(1):
Net interest margin	9.57%	9.62%	9.25%	9.56%
Non-interest income	7.92	8.73	8.00	8.98
Net charge-offs	(4.57)	(4.18)	(4.51)	(4.17)

Risk adjusted margin	12.92%	14.17%	12.74%	14.37%

(1)	As a percentage of average managed earning assets.

Net Interest Income

Net interest income is interest and past-due fees earned from the Company’s consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior notes and other borrowings.

Reported net interest income for the three month period ended September 30, 2002 was $722.4 million, compared to $449.1 million for the same period in the prior year, representing an increase of $273.3 million, or 61%. For the nine month period ended September 30, 2002, reported net interest income was $2.0 billion compared to $1.2 billion for the same period in 2001, representing an increase of $749.7 million, or 61%. Reported net interest margin increased 42 and 33 basis points for the three and nine months ended September 30, 2002, respectively, compared to the same periods in the prior year. $38.4 million of the increase in net interest income for the three and nine month periods ended September 30, 2002, and a 47 basis point and 17 basis point increase in the net interest margin for the three and nine month periods ended September 30, 2002, respectively, relate to the one-time impact of the third quarter change of the recoveries estimate. The remaining increases in net interest margin were due primarily to decreases in the cost of funds of 69 and 104 basis points for the three and nine month period ended September 30, 2002, respectively, as compared to the same period in the prior year. The yield on consumer loans decreased 32 and 60 basis points for the three and nine months ended September 30, 2002, respectively, as a result of a shift in the mix of the reported portfolio toward a greater composition of lower yielding, higher credit quality loans as compared to the same periods in the prior year.

Managed net interest income increased $473.2 million and $1.2 billion, or 49% and 47%, for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in the prior year. $38.4 million of the increase in net interest income for the three and nine month period ended September 30, 2002, relate to the one-time impact of the third quarter change of the recoveries estimate. The remaining increases in managed net interest income resulted from the 50% and 52% increases in managed average earning assets for the three and nine month periods ended September 30, 2002, respectively. Managed net interest margin decreased 5 basis points and 31 basis points for the three and nine month periods ended September 30, 2002, respectively. The decrease in managed net interest margin resulted from decreases in the yield on managed consumer loans of 87 basis points and 145 basis points for the three and nine month periods ended September 30, 2002, respectively. The decrease in managed net interest margin was offset by a 26 basis point and 10 basis point increase in managed net interest margin for the three and nine month periods ended September 30, 2002, respectively, as a result of the one-time impact of the change in recoveries estimate made in the third quarter of 2002. These overall decreases were a result of the shift in the mix of the managed portfolio toward a greater composition of lower yielding, higher credit quality loans, as well as an increase in low introductory rate balances as compared to the prior year.

Consistent with its practice since the fourth quarter of 1997, as a revenue recognition policy, the Company reduces reported revenue (including both interest and non-interest income components of reported revenue) for that portion of finance charge and fees billed to customers that it deems uncollectible. In addition, the Company reduces consumer loans outstandings for such uncollectible amounts. The Company recognized revenue on this basis in prior periods. The differences between the amounts billed to customers and recognized as revenue for the three and nine months periods ended September 30, 2002, were $7.4 million and $185.0, respectively. As discussed above, the third quarter change in recoveries estimate resulted in an $82.7 million reduction of finance charges and fees deemed uncollectible for the three and nine month periods ended September 30, 2002. For all periods relevant to this report, the Company believes its finance charge and fee revenue recognition policy fully satisfied applicable regulatory guidelines and was consistent with generally accepted accounting principles.

Table 4 provides reported average balance sheet data, an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 2002 and 2001.

TABLE 4 — STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Three Months Ended September 30

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Earning assets
Consumer loans(1)
Domestic	$23,506,125	$928,590	15.80%	$14,633,247	$586,422	16.03%
Foreign	3,059,780	94,220	12.32%	2,882,214	102,150	14.18%

Total	26,565,905	1,022,810	15.40%	17,515,461	688,572	15.72%

Securities available for Sale	3,877,119	45,965	4.74%	2,645,982	37,032	5.60%
Other
Domestic	1,892,692	35,865	7.58%	793,308	16,851	8.50%
Foreign	113,732	3,439	12.10%	197,356	1,472	2.98%

Total	2,006,424	39,304	7.84%	990,664	18,323	7.40%

Total earning assets	32,449,448	$1,108,079	13.66%	21,152,107	$743,927	14.07%
Cash and due from banks	821,799			208,469
Allowance for loan losses	(1,240,952)			(660,333)
Premises and equipment, net	810,111			739,140
Other	2,629,317			2,451,987

Total assets	$35,469,723			$23,891,370

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$15,495,192	$198,239	5.12%	$9,777,722	$148,544	6.08%
Foreign	1,024,380	17,231	6.73%	759,471	12,867	6.78%

Total	16,519,572	215,470	5.22%	10,537,193	161,411	6.13%

Senior notes	5,718,548	110,464	7.73%	5,280,860	90,225	6.83%
Other borrowings
Domestic	5,609,508	59,473	4.24%	2,763,099	37,687	5.46%
Foreign	21,962	243	4.43%	340,164	5,546	6.52%

Total	5,631,470	59,716	4.24%	3,103,263	43,233	5.57%

Total interest-bearing liabilities	27,869,590	$385,650	5.54%	18,921,316	$294,869	6.23%
Other	3,182,407			2,035,143

Total liabilities	31,051,997			20,956,459
Equity	4,417,726			2,934,911

Total liabilities and equity	$35,469,723			$23,891,370

Net interest spread			8.12%			7.84%

Interest income to average earning assets			13.66%			14.07%
Interest expense to average earning assets			4.75			5.58

Net interest margin			8.91%			8.49%

(1)	Interest income includes past-due fees of approximately $259,626 and $161,415 for the three month period ended September 30, 2002 and 2001, respectively. Interest income includes $38.4 million related to the one-time impact of the change in recoveries assumption for the three month period ended September 30, 2002.

Table 4 — STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Nine Months Ended September 30

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Earning assets
Consumer loans(1)
Domestic	$21,978,251	$2,570,884	15.60%	$13,906,269	$1,675,367	16.06%
Foreign	2,811,652	266,105	12.62%	2,664,410	295,487	14.79%

Total	24,789,903	2,836,989	15.26%	16,570,679	1,970,854	15.86%

Securities available for Sale	3,637,778	134,124	4.92%	2,303,812	99,208	5.74%
Other
Domestic	1,666,119	90,525	7.24%	324,162	18,493	7.61%
Foreign	67,440	5,464	10.80%	328,673	5,988	2.43%

Total	1,733,559	95,989	7.28%	652,835	24,481	5.00%

Total earning assets	30,161,240	$3,067,102	13.56%	19,527,326	$2,094,543	14.30%
Cash and due from banks	523,365			170,762
Allowance for loan losses	(1,037,345)			(601,444)
Premises and equipment, net	805,432			726,927
Other	2,736,027			2,298,698

Total assets	$33,188,719			$22,122,269

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$14,176,908	$550,481	5.18%	$9,123,150	$431,608	6.31%
Foreign	934,690	46,264	6.60%	622,323	32,243	6.91%

Total	15,111,598	596,745	5.27%	9,745,473	463,851	6.35%

Senior notes	5,703,650	314,055	7.34%	4,954,992	261,360	7.03%
Other borrowings
Domestic	5,473,453	167,224	4.07%	2,241,589	104,077	6.19%
Foreign	30,506	998	4.36%	581,068	26,881	6.17%

Total	5,503,959	168,222	4.08%	2,822,657	130,958	6.19%

Total interest-bearing liabilities	26,319,207	$1,079,022	5.47%	17,523,122	$856,169	6.51%
Other	2,862,853			1,966,995

Total liabilities	29,182,060			19,490,117
Equity	4,006,659			2,632,152

Total liabilities and equity	$33,188,719			$22,122,269

Net interest spread			8.09%			7.79%

Interest income to average earning assets			13.56%			14.30%
Interest expense to average earning assets			4.77			5.84

Net interest margin			8.79%			8.46%

(1) Interest income includes past-due fees of approximately $729,870 and $555,796 for the nine month period ended September 30, 2002 and 2001, respectively. Interest income includes $38.4 million related to the one-time impact of the change in recoveries assumption for the nine month period ended September 30, 2002

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

TABLE 5 — INTEREST VARIANCE ANALYSIS

	Three Months Ended			Nine Months Ended
	September 30, 2002 vs. 2001			September 30, 2002 vs. 2001

	Increase	Change due to(1)		Increase	Change due to(1)
(in thousands)	(Decrease)(2)	Volume	Yield/Rate	(Decrease)(2)	Volume	Yield/Rate

Interest Income:
Consumer loans
Domestic	$342,168	$510,484	$(205,095)	$895,517	$203,321	$655,417
Foreign	(7,930)	32,569	(42,096)	(29,382)	(1,070)	(29,909)

Total	334,238	550,802	(254,940)	866,135	175,192	652,567

Securities available for sale	8,933	40,819	(31,886)	34,916	9,414	25,502
Other
Domestic	19,014	31,137	(12,123)	72,032	49,725	22,307
Foreign	1,967	(4,142)	6,109	(524)	(11,955)	11,431

Total	$20,981	$19,837	$1,144	$71,508	$23,279	$48,229

Total interest income	364,152	625,494	(299,718)	972,559	216,190	717,993
Interest Expense:
Deposits
Domestic	$49,695	$186,859	$(137,164)	$118,873	$32,660	$86,213
Foreign	4,364	4,998	(634)	14,021	2,972	11,049

Total	54,059	194,857	(140,798)	132,894	35,877	97,017

Senior notes	20,239	7,857	12,382	52,695	3,488	49,207
Other borrowings
Domestic	21,786	73,118	(51,332)	63,147	37,686	25,461
Foreign	(5,303)	(3,947)	(1,356)	(25,883)	(48,669)	22,786

Total	16,483	76,627	(60,144)	37,264	18,377	18,887

Total interest expense	90,781	287,093	(196,312)	222,853	55,400	167,453

Net interest income	$273,371	$256,886	$(21,891)	$749,706	$148,841	$562,489

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

(2) The change in interest income includes $38.4 million related to the one-time impact of the change in recoveries assumption for the three and nine month periods ended September 30, 2002.

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

Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses recognized as a result of these transactions. Servicing and securitizations income increased $158.1 million, or 24% to $815.3 million for the three months ended September 30, 2002, from $657.2 million in the same period in the prior year. Servicing and securitizations income increased $354.5 million, or 20% to $2.2 billion for the nine month periods ended September 30, 2002, from $1.8 billion in the same period in the prior year. These increases were primarily due to 48% and 54% increases in average off-balance sheet loan portfolio, offset in part by higher charge-offs on securitzed loans for the three and nine month periods ended September 30, 2002.

Certain estimates inherent in the determination of the fair value of the retained interests are influenced by factors outside the Company’s control, and as a result, such estimates could materially change in the near term. Any future gains that will be recognized in accordance with SFAS 140 will be dependent on the timing and amount of future securitizations. The Company intends to continuously assess the performance of new and existing securitization transactions, and therefore the valuation of retained interests, as estimates of future cash flows change.

Other Non-Interest Income

Interchange income increased to $118.2 million and $353.7 million, or 22% and 33%, for the three and nine month periods ended September 30, 2002, respectively, compared to $96.7 and $265.2 million for the same period in the prior year. This increase was primarily attributable to increased purchase volume and new account growth for the three and nine month periods ended September 30, 2002. Service charges and other customer-related fees increased $185.2 and $428.9 million, or 46% and 36%, to $586.7 million and $1.6 billion for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in the prior year. $44.4 million of the increase related to the one-time impact of the change in the recoveries assumption. The remaining increases were primarily due to the increase in average accounts of 24% and 27% for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in the prior year.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2002 was $1.2 billion and $3.5 billion, respectively, an increase of 7% and 16% over $1.1 billion and $3.0 billion for the same period in the prior year. Contributing to the increase in non-interest expense for the three and nine months ended September 30, 2002 was salaries and associate benefits expense which increased $67.7 million, or 19%, and $160.0 million, or 16%, respectively. Marketing expense decreased $96.1 million, or 34%, to $185.8 and increased $78.0 million, or 10%, to $859.8 million for the three and nine month periods ended September 30, 2002, respectively, which was the result of the return to a historical level of loan growth. All other non-interest expenses increased $104.5 million and $243.1 million, or 24% and 21%, to $548.0 and $1.4 billion for the three and nine month periods ended September 30, 2002, respectively, from $443.5 and $1.2 billion for the same period in the prior year. This increase was a result of a 24% and 27% increase in the average number of accounts for the three and nine month periods ended September 30, 2002, as compared to the same periods in the prior year and $110 million of one-time charges taken in the third quarter of 2002. Of the $110 million: $38.8 million related to unused facility capacity, early termination of facility leases, and accelerated depreciation of related fixed assets; $14.5 million related to the accelerated vesting of restricted stock issued in connection with the PeopleFirst, Inc. acquisition; and $12.5 million related to the realignment of certain aspects of our European operations. The remaining amounts related to investment company valuation adjustments, employee benefits, and accruals for contingent liabilities.

Income Taxes

The Company’s effective income tax rate was 38% for the three months ended September 30, 2002 and 2001 and includes both state and federal income tax components.

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

TABLE 6 — DELINQUENCIES

	September 30

	2002			2001

		% of			% of
(dollars in thousands)	Loans	Total Loans		Loans	Total Loans

Reported:
Loans outstanding	$28,104,186	100.00%		$17,479,715	100.00%
Loans delinquent:
30-59 days	789,383	2.81		381,792	2.18
60-89 days	416,530	1.48		203,187	1.16
90 or more days	545,044	1.94		315,829	1.81

Total	$1,750,957	6.23	%(1)	$900,808	5.15%

Loans delinquent by geographic area:
Domestic	1,648,844	6.60%		791,641	5.30%
Foreign	102,113	3.26%		109,167	4.28%
Managed:
Loans outstanding	$56,882,800	100.00%		$38,489,020	100.00%
Loans delinquent:
30-59 days	1,256,304	2.21		754,201	1.96
60-89 days	715,046	1.26		448,924	1.17
90 or more days	1,078,802	1.89		799,077	2.07

Total	$3,050,152	5.36	%(1)	$2,002,202	5.20%

(1)	Reported and Managed delinquency rates include 28 basis point and 14 basis point increases, respectively, related to one-time impact of the third quarter change in recoveries assumption.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period principal recoveries. Table 7 shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

TABLE 7 — NET CHARGE-OFFS

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2002	2001	2002	2001

Reported:
Average loans outstanding	$26,565,905	$17,515,461	$24,789,903	$16,570,679
Net charge-offs	303,899	188,052	841,952	589,080
Net charge-offs as a percentage of Average loans outstanding	4.58%	4.29%	4.53%	4.74%

Managed:
Average loans outstanding	$55,350,137	$37,017,405	$51,158,557	$33,678,036
Net charge-offs	685,677	417,809	1,873,756	1,138,460
Net charge-offs as a percentage of Average loans outstanding	4.96%	4.51%	4.88%	4.51%

Net charge-offs of managed loans increased $267.9 million, or 64%, while average managed consumer loans for the three month period ended September 30, 2002 grew 50%, compared to the same period in the prior year. Net charge-offs of managed loans increased $735.3 million, or 65%, while average managed consumer loans for the nine month period ended September 30, 2002 grew 52%, compared to the same period in the prior year. For the three and nine month periods ended September 30, 2002, the Company’s net charge-offs as a percentage of average managed loans outstanding were 4.96% and 4.88%, respectively, compared to 4.51% for the same periods in the prior year. The increase net charge-off rate is due to the seasoning of subprime assets added in the fourth quarter of 2001 and early 2002 combined with the slowing loan growth rate.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable future losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that, for all relevant periods, the allowance for loan losses was adequate to cover anticipated losses in the total reported consumer loan portfolio under then current conditions, met all applicable legal and regulatory guidance and was consistent with generally accepted accounting principles. There can be no assurance as to future credit losses that may be incurred in connection with the Company’s consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported homogeneous consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; historical trends in loan volume; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance (including the Subprime Guidelines); credit evaluations and underwriting policies.

Table 8 sets forth the activity in the allowance for loan losses for the periods indicated. See “Asset Quality,” “Delinquencies” and “Net Charge-Offs” for a more complete analysis of asset quality.

TABLE 8 — SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2002	2001	2002	2001

Balance at beginning of period	$1,237,000	$647,000	$840,000	$527,000
Provision for loan losses:
Domestic	646,818	257,013	1,513,509	726,941
Foreign	27,293	5,888	92,061	53,875

Total provision for loan losses	674,111	262,901	1,605,570	780,816

Acquisitions/other	(12,212)	5,151	(8,618)	8,264

Charge-offs:
Domestic	(331,102)	(206,441)	(924,280)	(653,911)
Foreign	(31,980)	(29,196)	(91,771)	(82,416)

Total charge-offs	(363,082)	(235,637)	(1,016,051)	(736,327)

Principal recoveries:
Domestic	52,485	41,652	154,968	133,382
Foreign	6,698	5,933	19,131	13,865

Total principal recoveries	59,183	47,585	174,099	147,247

Net charge-offs	(303,899)	(188,052)	(841,952)	(589,080)
Balance at end of period	$1,595,000	$727,000	$1,595,000	$727,000

Allowance for loan losses to loans at period-end	5.68%	4.16%	5.68%	4.16%

Allowance for loan losses by geographic distribution:
Domestic	$1,517,173	$666,995	$1,517,173	$666,995
Foreign	77,827	60,005	77,827	60,005

For the three and nine month periods ended September 30, 2002, the provision for loan losses increased to $674.1 million and $1.6 billion, or 156% and 106%, respectively, from $262.9 million and $780.8 million for the comparable periods in the prior year. This increase was primarily a result of the 61% increase in reported loans from September 30, 2001, a 62% increase in the dollar amount of net charge-offs for the three months ended September 30, 2002, and $133.4 million related to the one-time impact of the third quarter change in the recoveries assumption.

Funding

The Company has established access to a variety of funding alternatives, in addition to securitization of its consumer loans. Table 9 illustrates the Company’s unsecured funding sources.

TABLE 9 — FUNDING AVAILABILITY

	Effective/			Final
(dollars or dollar equivalents in millions)	Issue Date	Total Capacity	Availability(1)	Maturity(5)

Senior and Subordinate Global Bank Note Program(2)	6/00	$5,000	$2,264	—
Senior Domestic Bank Note Program(3)	4/97	$1,261	—
Multicurrency Facility(4)	8/00	$296	$296	8/04
Domestic Revolving Credit Facility	5/99	$1,200	$1,200	5/03
Corporation shelf registration	3/02	$2,292	$2,292	—

(1)	All funding sources are non-revolving except for the Multicurrency Credit Facility and the Domestic Revolving Credit Facility. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The global senior and subordinated bank note program has original terms of three to five years.
(3)	The senior domestic bank note program has original terms of one to ten years.
(4)	US dollar equivalent based on the USD/Euro exchange rate as of September 30, 2002.
(5)	Maturity date refers to the date the facility terminates, where applicable.

The Senior and Subordinate Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in foreign currencies. The Senior and Subordinate Global Bank Note Program had $2.7 billion outstanding at September 30, 2002. Prior to the establishment of the Senior and Subordinate Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $1.3 billion was outstanding at September 30, 2002. The Bank did not renew the Senior Domestic Bank Note Program for future issuances.

The Domestic Revolving Credit Facility (the “Credit Facility”) is available for general corporate purposes of the Company. The Credit Facility is comprised of two tranches: a $810 million Tranche A facility available to the Bank and the Savings Bank, including an option for up to $250 million in multicurrency availability; and a $390 Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $150 million in multicurrency availability. All borrowings under the Credit Facility are based on varying terms of LIBOR. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings which are due and payable by the Savings Bank but have not been paid.

The Multicurrency Facility is intended to finance the Bank’s business in the United Kingdom. The Corporation serves as guarantor of all borrowings by Capital One Bank (Europe), plc under the Multicurrency Facility. Internationally, the Company has funding programs designed for foreign investors or to raise funds in foreign currencies allowing the Company to borrow from the U.S. and non-U.S. lenders, including foreign currency funding options under the Credit Facility discussed above. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translations.

As of September 30, 2002, the Corporation had two effective shelf registration statements under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

On November 11, 2002, the Corporation issued shares of its common stock having an aggregate value of $54.9 million to certain former shareholders of Amerifee Corporation in connection with the termination of the stock purchase agreement relating to the Corporation’s acquisition of Amerifee Corporation. Of this amount, $43.9 million of the Corporation’s common stock was issued through its shelf registration statement and $11.0 million was issued in an unregistered offering.

The Company’s other borrowings portfolio consisted of $2.7 billion in borrowings maturing within one year and $3.9 billion in borrowings maturing after one year.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of September 30, 2002, the Company had $16.9 billion in interest-bearing deposits of which $6.4 billion represents large denomination certificates of $100 thousand or more, with original maturities of up to ten years.

Table 10 shows the maturation of certificates of deposit in denominations of $100,000 or greater (“large denomination CDs”) as of September 30, 2002.

TABLE 10 — MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	September 30, 2002

(dollars in thousands)	Balance	Percent

Three months or less	$651,461	10.25%
Over 3 through 6 months	621,708	9.78
Over 6 through 12 months	1,064,932	16.76
Over 12 months through 10 years	4,017,385	63.21

Total	$6,355,486	100.00%

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

As such loans amortize or are otherwise paid, the Company believes it can securitize consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of September 30, 2002, the Company held $5.0 billion in such securities.

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

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” To be categorized as “well-capitalized,” the Bank and the Savings Bank must maintain minimum capital ratios as set forth in Table 11. As of September 30, 2002, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank’s or the Savings Bank’s capital category.

TABLE 11 — REGULATORY CAPITAL RATIOS

	Call Report	Applying Subprime		To Be "Well Capitalized" Under
	Basis	Guidance	Minimum for Capital	Prompt Corrective Action
	Ratios	Ratios	Adequacy Purposes	Provisions

September 30, 2002
Capital One Bank
Tier 1 Capital	14.30%	10.49%	4.00%	6.00%
Total Capital	16.35	12.26	8.00	10.00
Tier 1 Leverage	12.66	12.66	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	15.29%	11.14%	4.00%	6.00%
Total Capital	17.02	12.74	8.00	10.00
Tier 1 Leverage	13.37	13.37	4.00	5.00

September 30, 2001
Capital One Bank
Tier 1 Capital	11.86%		4.00%	6.00%
Total Capital	13.96		8.00	10.00
Tier 1 Leverage	11.54		4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	9.47%		4.00%	6.00%
Total Capital	11.65		8.00	10.00
Tier 1 Leverage	9.11		4.00	5.00

Since early 2001, the Bank and the Savings Bank have treated a portion of their loans as “subprime” under the Subprime Guidelines and have assessed their capital and allowance for loan losses accordingly. In the second quarter 2002, the Company adopted a revised application of the Subprime Guidelines, the result of which is to require more capital and allowance for loan losses to be held against subprime loans. Under the revised application of the Subprime Guidelines, the Company has, for purposes of calculating capital ratios, risk weighted subprime loans in targeted programs at 200%, rather than the 100% risk weighting applied to loans not in targeted subprime programs. The Company has addressed the additional capital requirements with available resources. Under the revised application of the Subprime Guidelines, each of the Bank and the Savings Bank exceeds the requirements for a “well-capitalized” institution as of September 30, 2002.

For purposes of the Subprime Guidelines, the Company has treated as “subprime” all loans in the Bank’s and the Savings Bank’s targeted subprime programs to customers either with a Fair, Isaac and Company (“FICO”) score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of September 30, 2002, approximately $5.6 billion or 28.7% of the Bank’s, and $3.5 billion or 29.7% of the Savings Bank’s, on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

In November 2001, the Agencies adopted an amendment to the regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes (i.e., guarantees on third-party assets), residual interests in asset securitizations and certain other securitized transactions. Effective January 1,

2002, this rule amends the Agencies’ regulatory capital standards to create greater differentiation in the capital treatment of residual interests. On May 17, 2002, the Agencies issued an advisory interpreting the application of this rule to a residual interest commonly referred to as an accrued interest receivable (the “AIR Advisory”). The effect of this AIR Advisory is to require all insured depository institutions, including the Bank and the Savings Bank, to hold significantly higher levels of regulatory capital against accrued interest receivables beginning December 31, 2002. The Company expects the Bank and the Savings Bank to meet this capital requirement and to remain well capitalized when the AIR Advisory becomes effective at year-end.

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

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 leverage ratio of 3.0%. As of September 30, 2002, the Company’s Tier 1 leverage ratio was 11.65%. The Company expects to maintain a Tier 1 leverage ratio of at least 6% in the future.

Additionally, certain regulatory restrictions exist which limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of September 30, 2002, retained earnings of the Bank and the Savings Bank of $636.4 million and $165.5 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the Federal Reserve and the OTS. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

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

The Company measures interest rate risk through the use of a simulation model. The model generates a normal distribution of twelve-month managed net interest income outcomes based on a plausible set of interest rate paths, which are generated from an industry-accepted model. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The Company’s Asset/Liability

Management Policy requires, that based on this distribution, there be no more than a 5% probability of a 12-month reduction in net interest income of more than $50 million, or 1.4% of 2001 net interest income. As of September 30, 2002, the Company was in compliance with the policy. The interest rate scenarios evaluated as of September 30, 2002 included scenarios in which short-term interest rates rose by over 300 basis points or fell by as much as 170 basis points over the 12-months. Additionally, the Company regularly reviews the output of other industry accepted techniques for measuring and managing exposures to rate movements, including measures based on the net present value of assets less liabilities (termed “economic value of equity”). These analyses do not consider the effects from changes in the overall level of economic activity associated with various interest rate scenarios. Further, in the event of a rate change of large magnitude, management would likely take actions to further mitigate its exposure. For example, management may, within legal and competitive constraints, reprice interest rates on outstanding credit card loans.

Reportable Segments

The Company manages its business by three distinct operating segments: consumer lending, auto finance and international. These segments have been separately reported. Management decision making is performed on a managed portfolio basis, and such information about reportable segments is provided on a managed basis.

Consumer Lending Segment

The consumer lending segment consists primarily of domestic credit card and installment lending activities. Total consumer lending segment loans outstanding increased 37% to $45.0 billion at September 30, 2002, compared to $32.9 billion at September 30, 2001. The achieved loan growth reflects the Company’s substantial opportunity to grow loans using IBS.

Net charge-offs of consumer lending segment loans increased $200.2 million, or 54%, while average consumer lending segment loans for the three months ended September 30, 2002 grew 40%, compared to the same period in the prior year. For the three months ended September 30, 2002, the consumer lending segment’s net charge-offs as a percentage of average consumer lending segment loans outstanding were 5.16%, compared to 4.69% for the same periods in the prior year, as expected.

The 30-plus day delinquency rate for the consumer lending segment was 5.41% as of September 30, 2002, up 22 basis points from 5.19% as of September 30, 2001.

During the third quarter, the Company expensed $38.8 million related to the early termination of leases, unused facility capacity, and accelerated depreciation of related fixed assets. The Company allocated $35.3 million of these expenses to the consumer lending segment.

Auto Finance Segment

The auto finance segment consists of automobile lending activities. Total auto finance segment loans outstanding increased 200% to $6.5 billion at September 30, 2002, compared to $2.2 billion at September 30, 2001. The increase in total loans outstanding was principally the result of the successful application of our IBS to originate loans and the balances and accounts added in connection with the PeopleFirst, Inc. acquisition in October 2001.

Net charge-offs of auto finance segment loans increased $36.2 million, or 162%, while average auto finance segment loans for the three months ended September 30, 2002 grew 204%, compared to the same period in the prior year. For the three months ended September 30, 2002, the auto finance segment’s net charge-offs as a percentage of average auto finance segment loans outstanding were 3.97%, compared to 4.61% for the same periods in the prior year primarily as a result of the credit quality of balances and accounts added in connection with the PeopleFirst Inc. acquisition.

The 30-plus day delinquency rate for the auto finance segment was 6.30% as of September 30, 2002, down 98 basis points from 7.28% as of September 30, 2001.

During the third quarter, the Company accelerated the vesting provisions of certain restricted stock issued in connection with the acquisition of PeopleFirst, Inc. Compensation expense of $14.5 million was recognized and allocated to the auto finance segment.

International Segment

The international segment consists of all non-domestic consumer lending activities. Total international segment loans outstanding increased 50% to $5.3 billion at September 30, 2002, compared to $3.5 billion at September 30, 2001. The increase in total outstandings was principally the result of the successful application of our IBS to originate loans in the United Kingdom and Canada.

Net charge-offs of international finance segment loans increased $17.5 million, or 61%, while average international segment loans for the three months ended September 30, 2002 grew 54%, compared to the same period in the prior year. For the three months ended September 30, 2002, the international segment’s net charge-offs as a percentage of average international segment loans outstanding were 3.61%, compared to 3.46% for the same periods in the prior year .

The 30-plus day delinquency rate for the international segment was 3.78% as of September 30, 2002, down 10 basis points from 3.88% as of September 30, 2001.

During the third quarter, the Company realigned certain aspects of our European operations. Charges related to the realignment of $12.5 million were recognized and allocated to the international segment.

See additional discussion of product and lending activity in the “Product and Market Opportunities” section below.

BUSINESS OUTLOOK Earnings, Goals and Strategies

This business outlook section summarizes Capital One’s expectations for earnings for 2002 and 2003, and our primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward-looking and, therefore, actual results could differ materially. Factors that could materially influence results are set forth throughout this section and in Capital One’s Annual Report on Form 10-K as amended for the year ended December 31, 2001 (Part I, Item 1, Risk Factors).

We have set a target, dependent on the factors set forth below, to increase Capital One’s earnings per share for 2002 and 2003 by approximately 35% and 15% respectively, over earnings per share for 2001 and 2002, respectively, with a long-term earnings per share annual growth target of at least 20%. The Company expect to report earnings per share of approximately $3.93 and 4.55 for 2002 and 2003, respectively. These earnings targets have been set in light of the earnings reported in the first three quarters of 2002, and expected continuing success of Capital One’s business strategy. We expect revenues in the fourth quarter of 2002 to decline by approximately 11% (on an annualized basis) compared to third quarter revenues, as a result of the change in recoveries estimate discussed in “Earning Summary” above. In 2003, we expect quarterly revenue growth to return to a range of approximately 14%-16% (on an annualized basis). Our earnings targets take into account the regulatory developments discussed below and elsewhere in this Quarterly Report on Form 10-Q. As discussed elsewhere in this report and below, Capital One’s actual earnings are a function of our revenues (net interest income and non-interest income on our earning assets), consumer usage and payment patterns, credit quality of our earning assets (which affects fees and charge-offs), marketing expenses and operating expenses.

Our net interest margin increased during the third quarter of 2002, but we anticipate that our net interest margin may continue to fluctuate, based on continued movement in the underlying components, the scheduled repricing of certain introductory rate credit card products and continuing shifts in our asset mix. We also expect our revenue margin to decrease in the fourth quarter of 2002 due to the expected higher growth rate in our higher-end credit card portfolio compared to our subprime portfolio, but to stabilize in 2003.

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

Lending includes credit card and other consumer lending products, such as automobile financing and unsecured installment lending. Credit card opportunities include, and are expected to continue to include, a wide variety of highly customized products with interest rates, credit lines and other features specifically tailored for each customer. We expect continued growth across a broad spectrum of new and existing customized products, which are distinguished by a range of credit lines, pricing structures and other characteristics, with the majority of our growth at the higher end of the credit spectrum. For example, our low rate products, which are typically marketed to consumers with the best established credit profiles, are characterized by higher credit lines, lower yields and an expectation of lower delinquencies and credit loss rates. On the other hand, certain other customized card products are offered to customers with limited credit profiles or with prior delinquencies, including customers with FICO scores of 660 or below (so called “subprime” customers) which are characterized by lower credit lines, higher yields (including fees) and, in some cases, higher delinquencies and credit loss rates. These products also involve higher operational costs but exhibit better response rates and a greater ability to reprice than traditional products. We intend to grow the subprime portion of our portfolio more slowly than our prime or superprime portfolios. We have also focused increased efforts on our installment loan business, which provides non-revolving loans to consumers across the credit spectrum. In May 2001, we acquired Amerifee Inc., an originator of consumer loans for elective medical procedures, to assist our growth plans for our installment lending business.

Capital One Auto Finance, Inc., our automobile finance subsidiary, offers loans, secured by automobiles, through dealer networks and through direct-to-consumer channels throughout the United States. As with our credit card lending, we have applied IBS to our auto finance lending activities by reinventing existing products and creating new products to optimize pricing and customer selection, and to implement our conservative risk management strategy. In October 2001, we acquired PeopleFirst, Inc., the nation’s largest online provider of direct motor vehicle loans. We anticipate continued auto finance lending activities growth and we also plan to sell auto loans of approximately $0.5 billion to $1 billion during the fourth quarter.

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

We expect to grow our managed loan portfolio by approximately 30% in 2002 and by approximately 20-25% in 2003. We also expect to continue our strategy of diversifying upmarket and into other lending products and geographies by growing our prime and superprime credit card portfolios at approximately a 25% rate and our subprime portfolio at a 10%-15% rate in 2003, and by growing our installment loan, auto finance and international credit card loans more quickly than our domestic credit card loans in the future. Our superprime, United Kingdom credit card, and auto finance businesses are currently profitable, reflecting the return on the significant marketing investments made in these business lines in recent years, and constituting approximately 27% of our managed loan portfolio as of September 30, 2002. Because of the larger balances per account associated with higher-end card loans as well as automobile and installment loans, the gradual mix shift toward these loans will lead to lower account growth than loan growth. Account growth is expected to be negative in the fourth quarter of 2002, but is expected to resume in 2003, albeit at a rate lower than loan growth and lower than the rate of account growth experienced in 2001 and the first six months of 2002.

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

Marketing Investment

We expect our overall 2002 marketing expenses to be comparable to the marketing expense level in 2001, as we continue to invest marketing funds in various consumer lending products and services. After reducing marketing expenses in the third quarter of 2002, we expect to see increased levels in the fourth quarter and expect our marketing investment in 2003 to be approximately $300 million per quarter.

We also plan to continue our focus on a brand marketing, or “brand awareness,” strategy with the intent of solidifying our branded franchise to support our IBS and mass customization strategies. We caution, however, that an increase or decrease in marketing expenses or brand awareness does not necessarily equate to a comparable increase or decrease in outstanding balances or accounts based on historical results. As our portfolio continues to grow, generating balances and accounts to offset attrition requires increasing amounts of marketing. Although we are one of the leading direct mail marketers in the credit card industry, increased mail volume throughout the industry indicates that competition in customer mailings is at record levels. This intense competition in the credit card market has resulted in an industry-wide reduction in both credit card response rates and the productivity of marketing dollars invested in that line of business, both of which may affect us more significantly as we decrease our marketing expenditures during the second half of 2002. The actual amount of marketing investment is subject to a variety of external and internal factors, such as competition in the consumer credit industry, general economic conditions affecting consumer credit performance, the asset quality of our portfolio and the identification of market opportunities across product lines that exceed our targeted rates of return on investment.

Operating Costs

Management measures its operating efficiency by the metric operating cost per account (defined as all non-interest expense less marketing divided by average number of accounts) which, excluding pre-tax $110 million of one-time charges taken in the third quarter of 2002, was approximately $71. This is an improvement from $81 in the third quarter of 2001. Based on U.S. credit card industry benchmarks, management believes that its operating costs per account are now among the lowest in the industry and has become a source of competitive advantage for the Company. Going forward, due in part to the expectation of lower account growth, management expects to report operating costs per account in the mid $70s range.

Impact of Delinquencies, Charge-Offs and Attrition

Our earnings are particularly sensitive to delinquencies and charge-offs on our portfolio, and to the level of attrition resulting from competition in the credit card industry. As delinquency levels fluctuate, the resulting amount of past due and overlimit fees, which are significant sources of our revenue, will also fluctuate. Further, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that ultimately result from varying levels of delinquencies. Delinquencies and net charge-offs are impacted by general economic trends in consumer credit performance, including bankruptcies, the degree of seasoning of our portfolio, our product mix, and the success of our collection efforts.

We expect delinquencies and charge-offs to increase during the fourth quarter of 2002, primarily due to the continued seasoning of certain accounts, particularly in our subprime portfolio, slower loan growth rates and general economic and seasonal factors. We expect our managed net charge-offs to reach low-6% levels in the fourth quarter of 2002, after adjusting for the impacts of the draft Guidance described below. Going forward, we expect charge-offs to rise to the high-6% range in the first half of 2003 and then to decline in the second half of 2003 to the mid-6% range. We also expect our delinquencies to rise to the high-5% level in the fourth quarter of 2002, and to further rise to approximately 6% in the first quarter of 2003 before decreasing to the mid-5% range in the second quarter. We caution that delinquency and charge-off levels are not always predictable and may vary from projections and from period to period. For example, chargeoffs would be higher than our projections if there was a significant economic downturn or if there was a significant decline in our loan growth rate. We have assumed in forecasting our charge-off rates that the U.S. economy experiences moderate deterioration, that unemployment increases and that the credit card industry as a whole experiences single-digit growth. We have also assumed that our portfolio will grow at the 20-25% rate discussed above. We have not, however, assumed a second recession in 2002 or 2003. Nor have we assumed the potential effects on the economy of a prolonged conflict in the Middle East. In addition, competition in the credit card industry, as measured by the volume of mail solicitations, remains very high. Competition can affect our earnings by increasing attrition of our outstanding loans (thereby reducing interest and fee income) and by making it more difficult to retain and attract profitable customers.

Regulatory Developments

Informal Memorandum of Understanding

As described in our report on Form 10-Q, dated August 13, 2002, we have entered into an informal memorandum of understanding with the bank regulatory authorities with respect to certain issues, including our capital, allowance for loan losses, finance charge and fee reserve and policies, procedures, systems and controls. A memorandum of understanding is characterized by regulatory authorities as an informal action, that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. We have implemented levels of capital, reserves and allowances that we believe satisfy the memorandum of understanding. Accordingly, our earnings guidance and business outlook contained in this report take account of the understandings with the regulatory authorities.

In addition, as required under the memorandum of understanding, we have continued to take actions, among others, to enhance our enterprise risk management framework and legal entity business plans. As part of the ongoing supervision of the Bank and the Savings Bank, we will periodically report to, and consult with, the regulators on all the matters addressed under the informal memorandum of understanding. We expect many of the initiatives to be completed over the next several months, and we hope to see the memorandum of understanding lifted during 2003.

Federal Financial Institutions Examination Council (the “FFIEC”) Guidelines

On July 22, 2002, the FFIEC released draft Account Management and Loss Allowance Guidance (the “Guidance”). A public comment period concluded on September 23, 2002 and the FFIEC is expected to finalize the draft Guidance in the coming weeks. The draft Guidance applies to credit card lending and generally requires that banks properly manage several elements of their credit-card lending programs, including line assignments, over-limit practices, workout and settlement programs, and the accounting methodology used for various assets and income items related to credit-card loans. It is unclear at this time whether the Guidance will be adopted by the FFIEC or, if adopted, whether any of the provisions contained in the current draft will change. However, the Company believes that the draft Guidance, if implemented in the form released, will not have a material adverse effect on the financial condition of the Company. Management has taken the draft Guidance into account in providing earnings per share growth targets described above or results of operations.

As described in greater detail in our Quarterly Report on Form 10-Q, dated August 13, 2002, application of the draft Guidance in the form released would not significantly impact our account management other than possibly in two areas, the treatment of recoveries and limitations on overlimit fees. As described above, we adopted a change in the classification of recoveries in this quarter to bring our practice into conformity with the draft Guidance.

The draft Guidance also proposes that institutions control overlimit authorizations and, in the case of subprime accounts, severely restrict such authorizations. The Company historically has established and maintained prudent practices regarding the circumstances under which its credit card customers are permitted to exceed their credit limits. These practices include an evaluation of the risk and revenue implications presented by over-limit authorizations as well as the implications for our customers. The

Company believes its practices in this regard are prudent and well-balanced, and consistent with those of the industry. The draft Guidance however will be subject to discretionary interpretation by the bank regulatory agencies that supervise and examine the Company’s business. Depending on their application, provisions in the draft Guidance relating to potential prohibitions or restrictions on over-limit authorizations and over-limit fees for subprime accounts may limit the aggregate amount of over-limit fees collected on subprime accounts. The Company believes that it can address any impact of a potential reduction in over-limit fees through a combination of two factors. First, the Company currently anticipates sufficiently strong operating results in its business in the foreseeable future to offset a potential reduction in over-limit fee revenue. In addition, due to the flexible nature of its credit card products, the Company will have many options to significantly mitigate any adverse impact a reduction in over-limit fees may have on net income, including, but not limited to, selective repricing of fees and interest on certain accounts. As a result, the Company expects that the implementation of these provisions will not have a material adverse effect on the Company’s net earnings.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Interest Rate Sensitivity” under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K: The Company filed a Current Report on Form 8-K, dated July 16, 2002, Commission File No. 1-13300, enclosing its press release dated July 16, 2002.

The Company filed a Current Report on Form 8-K, dated August 14, 2002, Commission File No. 1-13300, enclosing its press release dated August 14, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date:	November 14, 2002	-s- David M. Willey
David M. Willey Executive Vice President and Chief Financial Officer (Chief Accounting Officer and duly authorized officer of the Registrant)

CERTIFICATION

I, Richard D. Fairbank, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital One Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard D. Fairbank
Richard D. Fairbank
Chief Executive Officer

CERTIFICATION

I, David M. Willey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital One Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ David M. Willey
David M. Willey
Chief Financial Officer