Form 10-K
period 2002-12-31
CAPITAL ONE FINANCIAL CORP
filed 2003-03-17
CIK 927628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______to ______

Commission File No. 1-13300

_________
CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1719854 (I.R.S. Employer Identification No.)

1680 Capital One Drive McLean, Virginia (Address of Principal Executive Offices)	22102 (Zip Code)

Registrant’s telephone number, including area code: (703) 720-1000
Securities registered pursuant to section 12(b) of the act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $.01 Par Value Preferred Stock Purchase Rights* Upper DECs® Senior Notes**, due May 17, 2007, at 6.25%	New York Stock Exchange New York Stock Exchange New York Stock Exchange

* Attached to each share of Common Stock is a Right to acquire 1/100th of a share of the Registrant’s Cumulative Participating Preferred Stock, par value $.01 per share, which Rights are not presently exercisable.
** Attached to each senior note is a forward purchase contract for shares of common stock of the Corporation on May 17, 2005 or earlier under certain conditions.

_________
Securities Registered Pursuant to Section 12(g) of the Act:

None
_________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 2003.

Common Stock, $.01 Par Value: $6,929,684,607***

***  In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.
The number of shares outstanding of the registrant’s common stock as of the close of business on February 28, 2003.

Common Stock, $.01 Par Value: 226,383,064 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and III.

2.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 24, 2003 are incorporated by reference into Part III.

CAPITAL ONE FINANCIAL CORPORATION

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Item 1. Business	3
Overview	3
Business Description	4
Geographic Diversity	5
Operations	5
Technology/Systems	12
Funding and Liquidity	12
Competition	12
Intellectual Property	13
Employees	13
Supervision and Regulation	14
Risk Factors	21
Statistical Information	30
Item 2. Properties	30
Item 3. Legal Proceedings	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Market for Company’s Common Equity and Related Stockholder Matters	31
Item 6. Selected Financial Data	31
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	31
Item 8. Financial Statements and Supplementary Data	31
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 10. Directors and Executive Officers of the Corporation	32
Item 11. Executive Compensation	32
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 13. Certain Relationships and Related Transactions	32
Item 14. Controls and Procedures	32
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	33

PART I

Item 1.  Business.

Overview

Capital One Financial Corporation (the “Corporation”) is a holding company, incorporated in Delaware on July 21, 1994, whose subsidiaries market a variety of consumer financial products and services. The Corporation’s principal subsidiary, Capital One Bank (the “Bank”), a limited-purpose Virginia state chartered credit card bank, offers credit card products. The Bank originally conducted its operations as a division of Signet Bank, a wholly-owned subsidiary of Signet Banking Corporation (“Signet”).1 Capital One, F.S.B. (the “Savings Bank”), a federally chartered savings bank, offers consumer lending and deposit products, and Capital One Auto Finance, Inc. (“COAF”) offers automobile and other motor vehicle financing products. Capital One Services, Inc., another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. Unless indicated otherwise, the terms “Company”, “we”, “us”, and “our” refer to the Corporation and its consolidated subsidiaries.

We began operations as part of Signet Bank in 1953, the same year as the formation of what is now MasterCard International, and we are one of the oldest continually operating bank card issuers in the United States. The Bank separated from Signet on November 24, 1994 and became a subsidiary of the Corporation. As of December 31, 2002, we had 47.4 million accounts and $59.7 billion in managed consumer loans outstanding. We are among the six largest issuers of Visa® and MasterCard® credit cards in the United States based on managed credit card loans outstanding as of December 31, 2002. Important factors underlying the growth of our managed credit card loans and accounts include credit card industry dynamics and our business strategies around building, analyzing and applying results derived from large quantities of data to reduce credit risk, mass customize products for consumers and improve operational efficiency. We generally have labeled these strategies our “Information - based Strategy” or “IBS.”

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

We offer credit card products outside of the United States through Capital One Bank (Europe) plc, an indirect subsidiary of the Bank organized and located in the United Kingdom (the “UK Bank”); a branch of the Bank in Canada; a branch of the UK Bank in France; and through our involvement in a joint venture with a South African financial institution. We may also, from time to time, consider establishing our business in additional foreign jurisdictions as opportunities arise.

We offer automobile and other motor vehicle financing products through COAF and its subsidiary, PeopleFirst, Inc. These financing products are offered for the purchase of either new or used vehicles or the refinancing of existing motor vehicle loans. We also offer other secured and unsecured consumer lending products through our subsidiaries both in the United States and elsewhere.

We use IBS to differentiate among customers based on credit risk, usage and other characteristics and to match customer characteristics with appropriate product offerings. IBS involves building sophisticated

[1] Signet Bank and Signet Banking Corporation were acquired by First Union National Bank and First Union Corporation, respectively, as of November 30, 1997. On September 1, 2001, First Union Corporation merged with Wachovia Corporation and formed a new Wachovia Corporation.

models, information systems, well-trained personnel and a flexible culture to identify, develop and market credit card or other products and services that address the demands of changing consumer and competitive markets. By actively testing a wide variety of product and service features, marketing channels and other aspects of offerings, we design customized solicitations that are targeted at various credit customer segments, thereby enhancing response levels and maximizing returns on investment within given underwriting parameters.

We build on information derived from our initial sources with continued integrated testing and model development to improve the quality, performance and profitability of our solicitation and account management initiatives. We apply IBS to all areas of our business, including solicitations, account management, credit line management, pricing strategies, usage stimulation, collections, recoveries, and account and balance retention as well as internal matters such as recruiting and associate performance management.

Our common stock is listed on the New York Stock Exchange under the symbol COF and our Upper DECs® securities are listed on the New York Stock Exchange under the symbol COFPRC. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000).

Business Description

Our primary business is consumer lending, with a focus on credit card lending but including other consumer lending activities, such as unsecured installment lending and automobile financing.

We offer a wide variety of credit card products throughout the United States and internationally. We customize our products to appeal to different consumer preferences and needs by combining different product features, including annual percentage rates, fees and credit limits, rewards programs and other special features. We routinely test new products to develop packages that appeal to different and changing consumer preferences. Our customized products include both products offered to a wide range of consumer credit risk profiles, as well as products aimed at special consumer interests. Our pricing strategies are risk-based; lower risk customers may likely be offered products with more favorable pricing and we expect these products to yield lower delinquencies and credit losses. On products offered to many higher risk customers, however, we may experience higher delinquencies and losses, and we price these products accordingly.

We also apply IBS to our automobile finance business. Through COAF, we purchase retail installment contracts, secured by automobiles, through dealer networks throughout the United States. Additionally, we utilize direct marketing to offer automobile financing directly to consumers. Our direct marketed products include financing for the purchase of new and used vehicles, as well as refinancing of existing automobile loans. On October 9, 2001, we acquired PeopleFirst, Inc., the nation’s largest online provider of direct motor vehicle loans. Similar to our credit card strategy, we customize product features, such as interest rate, loan amount, and loan terms, enabling us to lend to customers with a wide range of credit profiles.

We also offer other consumer loan products, such as installment loan products. On May 21, 2001, we acquired AmeriFee Corporation, which provides financing solutions for consumers seeking elective medical and dental procedures.

Outside of the United States, we are currently operating primarily in the United Kingdom and Canada, with additional operations in South Africa and France. We have experienced continuing growth in the number of accounts and loan balances in our international lending business, with most of our growth coming from our business in the United Kingdom. Our UK Bank has authority to accept deposits and provide credit cards and installment loans.

We also engage in limited non-lending activities. We take deposits from customers, which are originated through direct and indirect channels. We may also offer products to our customers, including credit insurance, through third-party providers.

Geographic Diversity

Loan portfolio concentration within a specific geographic region may be regarded differently based upon the current and expected credit characteristics and performance of the portfolio. Our consumer loan portfolio is geographically diverse. See Note T to Consolidated Financial Statements on page 72 of the Company’s Annual Report to its stockholders for the year ended December 31, 2002 (the “Annual Report”), which is incorporated herein by reference.

Operations

U.S. Lending Segment

This segment consists of $47.3 billion of managed U.S. credit card and installment loan receivables, marketed to customers across the full credit spectrum.

The competitive environment in superprime credit cards is currently intense. The lowering of interest rates by the Federal Reserve has allowed many issuers to enter the market with sub-10% fixed annual percentage rate credit cards. As a result of the falling interest rates, industry mail volume to superprime customers increased substantially in mid 2002, increasing competitive pressure on our new customer solicitations. Our response has been to scale back our target customer base, focusing marketing on more responsive consumers. This narrowing of our marketing coupled with our concurrent brand campaign and other factors has had the effect of maintaining our response rates at a level where we believe we can continue to generate profitable returns.

The characteristics of products marketed to subprime customers include annual membership fees, higher annual percentage rates and lower credit lines. Additionally, higher risk borrowers tend to be more likely to pay late or exceed their credit limit, which generally results in additional fees assessed to their accounts.

Auto Finance Segment

This segment consists of $7.0 billion of U.S. auto loan receivables, marketed to customers generally across the credit spectrum, via both direct and indirect marketing channels. More than half of our 2002 auto loan growth comes via direct channels such as the Internet and direct mail, and the remainder of our growth came via the indirect auto dealer channel. It is our goal to become a full spectrum auto finance lender, much like we have achieved in the U.S. credit card industry. In addition to the competitive advantages of being a full credit spectrum lender, the scale sensitive nature of the auto finance business generates additional economic leverage for full spectrum competitors. The returns to achieving asset scale are not matched by a commensurate funding advantage in our automobile lending business. As a result, in 2002, we sold a total of $1.5 billion of auto loans to third parties. We are continuing to service these assets for a fee.

We anticipate continued auto finance lending activities growth and we also plan to continue to sell and securitize our auto loans through both whole loan and forward flow contracts. Occasionally, we expect to sell certain of these assets at a premium, servicing released, no recourse, and with an additional performance payment in the future depending on asset performance over time.

We have the right to repossess vehicles financed by a Capital One loan if the obligor ceases making payments. Following any such repossession, we generally market the repossessed car via wholesale auctions.

International Segment

This segment consists of $5.3 billion of managed credit card receivables, principally originated and operated in the U.K., with additional operations and activities in Canada, South Africa and France. We may also explore and test new markets from time to time as opportunities arise.

The U.K. market is our largest international market in terms of accounts and outstandings, and our U.K. operations became profitable for the first time in 2002. As of December 31, 2002, the U.K. Bank had 2.8 million accounts and $3.9 billion in credit card, revolving loan and installment loan assets. The UK Bank has been operating independently in France since 2000.

Marketing

Our Core Strategy: IBS

Our core strategy has been, and is expected to continue to be, to apply our proprietary IBS to the businesses in which we choose to compete, principally focused on consumer lending products. We continue to use IBS to seek to identify new product and new market opportunities, and to make investment decisions that are informed by our intensive testing and analysis, and deemed to be profitable for the enterprise to pursue.

We believe we garner additional competitive advantage by competing across the full credit spectrum in our industries and geographical areas. Some of the benefits of competing across the full credit spectrum are economies of scale and scope in marketing and servicing, cross-fertilization of risk modeling and risk management insights derived by testing and analyzing risk strategies for customers of different credit quality, and the flexibility to divert marketing spending away from products experiencing heavy competition and towards those products with moderate competitive intensity in order to maximize returns over time.

Our lending products and other products are subject to intense competitive pressures which management anticipates will continue to increase as our markets mature, which could affect the economics of decisions that we have made or will make in the future in ways which we did not anticipate, test, nor analyze.

We generate accounts primarily through direct mail and telemarketing solicitations, although we also solicit accounts through other channels such as the Internet, newspaper, magazine, partnership arrangements, radio and television advertising and location and event marketing. Many of our solicitations are targeted at potential customers that have been prescreened for creditworthiness; however, many of our products are sold through marketing channels that do not allow for prescreening, and in some locations, such as in Canada or the U.K., prescreening information is less available or regulations prohibit us from prescreening customers based on full credit information. We generate auto loans through direct mail and telemarketing, and also obtain a substantial amount of business from dealerships. We employ a national sales force to manage dealer relationships across the country. With the acquisition of PeopleFirst, the Internet has also become a critical channel for our auto financing business.

We track and periodically review the results of our various solicitation campaigns. In developing our targeting strategies, we respect the privacy of our customers (and potential customers) by using customer information only in accordance with our privacy policies and applicable laws. In addition, we have also pursued a brand marketing, or “brand awareness”, campaign with the primary intent of differentiating ourselves from other credit card issuers based on the value proposition we offer our customers. This strategy has helped us to build and maintain a valuable customer franchise and support our IBS and mass customization strategies.

Risk Management

During the second quarter of 2002, Capital One conducted an assessment of its risk management practices. The assessment identified strong risk management activities as well as areas in which risk management could be strengthened. The assessment resulted in the creation of an Enterprise Risk Management (“ERM”) function led by a Chief Risk Officer (“CRO”). The CRO has responsibility for managing our enterprise risk management program.

This program will consolidate and strengthen our risk management in several categories outlined in more detail in Risk Factors below, including credit risk, liquidity risk, operational risk, market risk, legal risk, compliance risk, strategic risk, and reputational risk. As described below, credit risk is addressed by the Credit Risk Management (“CRM”) function led by the Chief Credit Officer. The ERM program integrates analysis of credit risk with analysis of other risks to produce an enterprise wide assessment of risk.

Our ERM program is a risk management approach integrated with our strategy, processes, people, technology and knowledge on an enterprise wide basis. The ERM program operates within a set of guiding principles based on governance, risk processes and culture to address and manage overall company risk.

These principles provide a framework in which we can apply a high degree of analytical rigor to our decision making while preserving the flexibility to respond quickly to changing market and economic conditions.

Credit Risk Management

Credit risk is one of our most important risk categories. Consequently, as part of our risk management process, we have established stronger central control of credit policy and programs while maintaining the ability of our operating units to respond flexibly to changing market and competitive conditions. In 2002 we appointed a dedicated Chief Credit Officer, expanded our central Credit Risk Management staff, and strengthened our Credit Policy Committee. The credit committee and staff group oversee that our credit decisions are made on a conservative basis, that each of our units applies best practices in measuring and managing credit risk, and that all relevant factors, including credit outlook, profitability, and the competitive, economic, and regulatory environment are considered in making credit decisions.

These principles are the foundation of our credit decision making approach. They govern our selection of customers, and our approach to pricing, credit line management, customer management, collections and recoveries. They provide a framework in which we can apply a high degree of analytical rigor to our decision making while preserving the flexibility to respond quickly to changing market and economic conditions.

Our credit risk profile is managed to maintain better than average credit quality, strong risk-adjusted returns and increased diversification. This is accomplished by increasing growth in the prime and superprime segments of the card business while reducing growth in underserved segments, by customizing credit lines and product terms to each consumer segment to ensure appropriate returns, by diversification into consumer lending products such as automobile financing and unsecured installment lending, and by international expansion. The centralized Credit Risk Management group monitors overall composition and quality of the credit portfolio. We take into consideration potential future economic conditions when monitoring and assessing our credit portfolio to understand our credit risk profile under various stressful conditions.

Our guiding principles, strengthened central governance and Board-directed risk tolerances, are designed to ensure that senior executives are well-informed of credit trends and can make appropriate credit and business decisions. We encourage day-to-day market responsiveness and flexibility by empowering our business line managers to develop credit strategies and programs aligned with the objective of long-term business profitability. The credit program development process considers the evolving needs of the target market, the competitive environment and the economic outlook. It is highly analytical and uses our extensive database of past test results. Senior Credit Officers, who are appointed by the Credit Policy Committee, oversee credit program development. Large new programs or program changes are reviewed by the Credit Policy Committee or its subcommittee.

New Account Credit Operations

We rely heavily on the use of sophisticated, proprietary scoring models in most of our new account credit operations. These models consider many variables, including credit scores developed by nationally recognized scoring firms. We validate, monitor and maintain these models in accordance with detailed policies and procedures. The use of these models assists consistency and efficiency in our credit operations.

Credit evaluation begins when we select prospects for our marketing programs. This process is called prescreening. In general, our prescreening process draws on information from credit reporting agencies, and sometimes other data sources, to identify consumers who are likely to be apply for and be approved for a credit card or loan product. The criteria that drive prospect identification are customized for each major credit program that we undertake. From time to time we change these criteria in response to changing market conditions and new insights. In some countries outside of the United States, it is not legally permissible to use data from credit reporting agencies for prescreening and in some countries there are no reliable credit reporting agencies. In these instances, we follow a similar process using other data sources. In some instances, we do not directly solicit prospects. This is most common in the dealer channel and the internet channel of our auto finance business, but happens in other businesses also. In these cases, prospects either seek us directly or are referred by a third-party.

Credit evaluation continues during the application process. During this process, we draw on refreshed information from credit reporting agencies, information provided on applications, and the results of several verification procedures to determine whether to approve or deny each application and to establish the appropriate credit line or loan amount. In the dealer channel of our auto finance business we also consider the characteristics of the vehicle that is being financed. The criteria that drive application underwriting are customized for each credit program and depend on the price, credit line and other terms offered to the customer when we solicited them. From time to time, we change these criteria in response to changing market conditions and new insights. Most of the time, this decision process is entirely automated. However, we review a small proportion of applications manually if they are rejected by our automated scoring system, if the credit program calls for manual review, if an applicant calls to inquire about a rejection, or for other reasons. In these instances, our credit analysts have the ability to make credit decisions based on our underwriting standards and their credit authority, and to override decisions made by the system upon the receipt of additional information, often from an applicant. In parts of our auto finance business, we rely more heavily on manual underwriting. In these instances, credit analysts review a large proportion of our applications. All of our credit analysts are carefully trained and are closely monitored for compliance with our underwriting standards.

Account Management

We monitor the performance of all of our credit programs. When we identify issues, we take corrective actions. These can include repricing, credit line decreases, more agressive collection and recovery, and other actions. In addition, we modify our existing credit programs to reflect new learning and insights. In the auto business, we monitor performance at each dealer in addition to monitoring our overall credit programs. This helps us validate that these relationships are generating quality business.

We have found that active account management strategies are necessary in order to maintain growth and support the needs of our growing customer base in response to the changing economic environment and cardholder risk, usage and payment patterns. We periodically evaluate all accounts in our portfolio to determine their suitability for inclusion in various account management programs related to adjusting credit lines, pricing, stimulating usage and retention.

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

Our account management processes use specialized scoring models based on information from recent credit bureau reports and customer history with us. These scores, and other criteria, determine eligibility for our credit line increase programs, balance transfer programs and promotional pricing programs. They also form the basis for our retention strategies and our liquidity and credit risk mitigation strategies.

For our retention strategies, we have developed integrated systems which evaluate account profitability and risk, test various strategies for cost and effectiveness in retaining cardholders and assist service representatives in negotiating potential pricing alternatives. Some of our card products, including those offering introductory interest rates, have a repricing feature after an initial period. We have developed methodologies for retaining these accounts and the balances in these accounts after the expiration of the introductory period.

Collection Procedures

We also customize our collections strategies to determine the appropriate timing of collection activity based on our prediction of delinquencies and charge-offs. We generally consider a credit card account delinquent if we have not received a minimum payment by the accountholder’s payment due date. We currently refer delinquent accounts for contact by phone or letter between five and 60 days after contractual delinquency. We design our policies and procedures to encourage accountholders to pay delinquent amounts; for example, once a delinquent account has re-established a payment pattern with three consecutive minimum monthly payments, it can be re-aged as current. In the United States, federal guidelines restrict how frequently an account can be re-aged, renewed or extended. Our re-aging policies for our businesses outside the United States may differ. We reserve the right to suspend charging privileges at any time after an account attains delinquent status. We may also, at our discretion, enter into alternative arrangements with delinquent accountholders to extend or otherwise change payment schedules.

We charge-off as uncollectible a credit card account (net of collateral, if any) if the minimum payment is not received during the first cycle after the 150 day delinquent cycle. In connection with a secured credit card account, except as set forth below, we apply funds deposited as collateral to payment on the account shortly before (or, in some cases at the time) the account is charged off as uncollectible. With respect to bankrupt credit card customers in the United States, we charge-off the account within 30 days after we receive the bankruptcy petition. With respect to secured credit card accounts, we apply funds deposited as collateral in satisfaction of the account only after the bankruptcy automatic stay is lifted. With respect to customer accounts in the UK, we charge-off accounts for individuals who are subject to bankruptcy and Individual Voluntary Arrangements (“IVA”) with Creditors, which we do within 30 days of receiving notification of the bankruptcy or IVA and confirmation that the customer is failing to fulfill on the IVA. We charge-off accounts of deceased credit card customers within 60 days of receiving proper notice if no estate exists against which a proof of claim can be filed, no other party remits payments, and no other responsible party is available. Credit card transactions suspected of being fraudulent are charged off to non-interest expense after a 90-day investigation period. We may change our credit evaluation, servicing and charge-off policies and collection practices over time in accordance with our business judgment, applicable law and guidelines established by applicable regulatory authorities.

We deploy customized collections strategies for our auto finance business. Collections activity for auto finance customers can begin as early as three days delinquent, depending on the customer’s risk level. We utilize a combination of techniques, including dialer calls, manual calls, and letter campaigns. The timing and frequency of such activities is customized, based on the credit risk of each customer. At times, we will utilize extensions as a collection tool. Such extensions are granted in accordance with strict policy guidelines. When an account is deemed to be uncollectable, we will pursue repossession of the vehicle. The timing of repossession activity depends upon the risk of the customer, and generally occurs from 45 to 110 days past due.

Auto finance accounts are generally charged off at the earlier of the time of repossession, or at the end of the month in which the account reaches 120 days past due. Other accounts may be charged off earlier, such as the case of a totaled vehicle, where insurance proceeds do not cover the entire account balance. We charge-off the estimated loss from accounts on the charge-off date with additional amounts potentially charged off or credited at a later date following our sale of the collateral and recovery of the proceeds from such sale. With respect to bankrupt automobile customers, in most cases, we charge-off accounts on repossession following lift of the automatic stay of the secured automobile or in the case when the account is 180 days past due for Chapter 7 or Chapter 13 bankruptcies, or upon earlier repossession.

Technology/Systems

A key part of our strategic focus is the development of flexible, high-volume computer and operational systems capable of handling increasing volumes and changes in marketing and account management strategies. Management believes that the continued development and integration of these systems is important to our efforts to reduce our operating costs and maintain a competitive advantage.

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

Funding and Liquidity

A key component of our business strategy is maintaining access to diversified funding sources. Our primary methods of long-term funding include loan securitizations, issuing certificates of deposit, and senior notes and other borrowings.

A major funding source for us is the securitization of consumer loans. Securitization involves the transfer to a trust or other special purpose entity of loans receivable generated by a designated pool of accounts. The trust or special purpose entity may issue either certificates representing undivided ownership interests in, or notes collateralized by, the loans receivable. In addition to securitizations, deposits are a large source of funding and liquidity for us. Through direct marketing efforts, we offer retail certificates of deposits (“CDs”) and money market deposit accounts. Relationships with national broker networks complement direct marketing efforts for raising retail and institutional CDs. We also have access to funding through term and overnight Federal funds, bank notes, secured borrowings, a $1.2 billion credit facility and a $300 million credit facility in the U.K.

We maintain a liquidity portfolio comprised of cash, cash equivalents, and investments that are readily convertible to cash. At December 31, 2002, the liquidity portfolio totaled $5.3 billion. For a discussion of our funding programs and liquidity, see pages 26-29 and 34-36 of the Annual Report under the respective headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Managed Consumer Loan Portfolio” and “Funding,” which are incorporated herein by reference.

Competition

We market our card products to specific consumer populations. The terms of each card product are actively managed to achieve a balance between risk and expected performance, while obtaining the expected return. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the consumer’s performance. In addition, since 1998, we have aggressively marketed low non-introductory rate cards to consumers with the best established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited our customers with similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on our pricing strategies.

As a marketer of credit card and other financial products, we face intense competition in all aspects of our business from numerous bank and non-bank providers of financial services. Many of these companies are substantially larger and have more resources than we do. We compete with international, national, regional and local issuers of Visa® and MasterCard® credit cards. In addition, American Express®, Discover Card®, Diner’s Club® and, to a certain extent, smart cards and debit cards, represent additional competition to the general purpose credit card. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and customer loyalty is often limited. In automobile finance, we face competition from banks and non-bank lenders, who provide financing for dealer-originated loans. Additionally, we face competition from a small, but growing number of online automobile finance providers. We also face competition from lenders in our installment loan and other lending activities. We believe that IBS allows us to more effectively compete in both our current and new markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate yield on our loans will not be impacted by the nature of the competition that now exists or may later develop.

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

Intellectual Property

As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure. We actively pursue patent protection in the United States and internationally to protect certain important aspects of our business. We also undertake other measures to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain intellectual property without authorization. Our precautions may not prevent misappropriation or infringement of our intellectual property. In addition, our competitors also file patent applications for business methods that are used in our industry. The ability of our competitors to successfully apply for such patents may adversely affect our ability to compete. Conversely, our ability to obtain such patents may increase our competitive advantage. There can be no assurance that we will be successful in such efforts, or that the ability of our competitors to obtain such patents may not adversely impact our financial results.

Employees

As of December 31, 2002, we employed 18,757 employees whom we refer to as “associates.” A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates are covered under a collective bargaining agreement.

Supervision and Regulation

General

The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). In addition to regulatory requirements imposed as a result of the Bank’s international operations (discussed below), the Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”), the Federal Reserve Board (the “Federal Reserve”), the Federal Reserve Bank of Richmond and the FDIC. The Bank is not a “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”), because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposits of less than $100,000, other than as permitted as collateral for extensions of credit, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. Due to the Bank’s status as a limited purpose credit card bank, our non-credit card operations must be conducted in our other operating subsidiaries, except as relates to our UK operations.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”) does not impact the permissible range of our activities; it does, however, impose some limitations on the future activities of unitary thrift holding companies. Existing unitary thrift holding companies such as the Corporation are “grandfathered” with full powers to continue and expand their current activities.

Grandfathered unitary thrift holding companies, however, may not be acquired by nonfinancial companies and maintain their grandfathered powers. In addition, if a grandfathered unitary thrift holding company is acquired by a financial company without such grandfathered rights, it may lose its ability to engage in certain non-banking activities otherwise ineligible for bank holding companies or financial holding companies.

The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia’s Bureau of Financial Institutions. Our automobile financing activities include COAF and PeopleFirst and fall under the scrutiny of the state agencies having supervisory authority under applicable sales finance laws or consumer finance laws in most states. We also face regulation in the international jurisdictions in which we conduct our business.

Informal Memorandum of Understanding

As described in our report on Form 10-Q, dated August 13, 2002, we have entered into an informal memorandum of understanding with the bank regulatory authorities with respect to certain issues, including our capital, allowance for loan losses, finance charge and fee reserve and policies, procedures, systems and controls. A memorandum of understanding is characterized by regulatory authorities as an informal action, that is not published or publicly available. We have implemented levels of capital, reserves and allowances that we believe satisfy the memorandum of understanding.

In addition, as required under the memorandum of understanding, we have continued to take actions, among others, to enhance our enterprise risk management framework and legal entity business plans. As part of the ongoing supervision of the Bank and the Savings Bank, we will periodically report to, and consult with, the regulators on all the matters addressed under the informal memorandum of understanding. While we have delivered on the principal requirements of the memorandum of understanding, we expect our regulators to monitor our ongoing execution of the memorandum of understanding for some period of time. We are also subject to ongoing general and targeted regulatory exams. Hence, we are unable to predict the exact timing for conclusion or termination of the informal memorandum of understanding.

Dividends and Transfers of Funds

Dividends to the Corporation from its direct and indirect subsidiaries represent a major source of funds for the Corporation to pay dividends on its stock, make payments on its debt securities and meet its other obligations. There are various federal and Virginia law limitations on the extent to which the Bank and the Savings Bank can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, Federal Reserve, OTS and Virginia law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates and general federal and Virginia regulatory oversight to prevent unsafe or unsound practices. In general, federal banking laws prohibit an insured depository institution, such as the Bank and the Savings Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. In addition, the Savings Bank is required to give the OTS at least 30 days’ advance notice of any proposed dividend. Under OTS regulations, other limitations apply to the Savings Bank’s ability to pay dividends, the magnitude of which depends upon the extent to which the Savings Bank meets its regulatory capital requirements. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by the Bank if the Bureau of Financial

Institutions determines that such a limitation would be in the public interest and necessary for the Bank’s safety and soundness.

Capital Adequacy

The Bank and the Savings Bank are currently subject to capital adequacy guidelines adopted by the Federal Reserve and the OTS, respectively. For a further discussion of the capital adequacy guidelines, see page 39 of the Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy” and Note O to Consolidated Financial Statements on page 67, which are incorporated herein by reference.

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

In November 2001, the four federal banking agencies, or the “Agencies,” adopted an amendment to the regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes (i.e., guarantees on third-party assets), residual interests in asset securitizations, and other securitized transactions that expose institutions primarily to liquidity and credit risk. Effective January 1, 2002, this rule amended the Agencies’ regulatory capital standards to create greater differentiation in the capital treatment of residual interests.

In May 2002, the Agencies clarified the scope of the rule adopted in November 2001 in an advisory letter stating that securitization interests commonly known as accrued interest receivables, or AIRs, should be considered “recourse exposures” and “residual interests.” Effective December 31, 2002, this interpretation of the rule adopted in November 2001 required banking organizations such as the Bank and the Savings Bank to hold regulatory capital against the full risk-weighted amount of their AIRs, subject to certain limitations. The Bank and the Savings Bank have met this capital requirement and remain well capitalized after applying the provisions of the AIR advisory at December 31, 2002.

FDICIA

Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” (“PCA”) in respect of insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2002, each of the Bank and the Savings Bank met the requirements for a “well-capitalized” institution. The “well-capitalized” classification is determined solely for the purposes of applying FDICIA’s PCA provisions, as discussed below, and should not be viewed as describing the condition or future prospects of a depository institution, including the Bank and the Savings Bank.

Under FDICIA’s PCA system, an insured depository institution in the “undercapitalized category” must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5.00% of the insured depository institution’s assets at the time it became undercapitalized, or the amount needed to comply with the plan. An insured depository institution in the undercapitalized category also is subject to limitations in numerous areas including, but not limited to, asset growth, acquisitions, branching, new business lines, acceptance of brokered deposits and borrowings from the Federal Reserve. Progressively more burdensome restrictions are applied to insured depository institutions in the undercapitalized category that fail to submit or implement a capital plan and to insured depository institutions that are in the significantly undercapitalized or critically undercapitalized categories. In addition, an insured depository institution’s primary federal banking agency is authorized to downgrade the institution’s capital category to the next lower category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its capital, asset quality, management, earnings, liquidity and sensitivity to market risk.

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

Investment Limitation and Qualified Thrift Lender Test

Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank’s assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain “qualified thrift investments” (residential mortgages and related investments, including certain mortgage backed and mortgage related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every 12 months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities, including the activity restrictions that apply generally to bank holding companies and their affiliates and potential loss of grandfathered rights under the GLB Act. As of December 31, 2002, 85.59% of the Savings Bank’s portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

Subprime Lending Guidelines

On January 31, 2001, the federal banking agencies, including the Federal Reserve and the OTS, issued “Expanded Guidance for Subprime Lending Programs” (the “Guidelines”). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in subprime lending. The Guidelines adopt a broad definition of “subprime” loans which likely covers more than one-third of all consumers in the United States. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, a portion of our loan assets may be viewed by the examiners as “subprime.” Thus, under the Guidelines, bank examiners could require the Bank or the Savings Bank to hold additional capital (up to one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, at December 31, 2002 the Bank and the Savings Bank each met the requirements for a “well-capitalized” institution. Federal examiners, however, have wide discretion as to how to apply the Guidelines and there can be no assurances that the Bank or the Savings Bank may not be required to hold additional regulatory capital against such assets.

For purposes of the Subprime Guidelines, we treat as “subprime” all loans in the Bank’s and the Savings Bank’s targeted subprime programs to customers either with a Fair, Isaac and Company (“FICO”) score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank.

The Company expects to operate each of the Bank and the Savings Bank with at least 12% total risk-based capital, after giving effect to all applicable regulatory guidance with respect to capital (including the AIR advisory). The Company also expects to maintain a consolidated tangible capital to tangible managed assets ratio of at least 6%. As of December 31, 2002, the Company’s tangible capital to tangible managed assets ratio was 7.2%.

On January 8, 2003, the FFIEC released Account Management and Loss Allowance Guidance (the “Guidance”). The Guidance applies to all credit lending of regulated financial institutions and generally requires that banks properly manage several elements of their credit-card lending programs, including line assignments, over-limit practices, minimum payment and negative amortization, workout and settlement programs, and the accounting methodology used for various assets and income items related to credit card loans.

We believe that our credit card account management and loss allowance practices are prudent and appropriate and, therefore, consistent with the Guidance. We also believe the Guidance will not have a material adverse effect on our financial condition or results of operations. We caution, however, that similar to the Guidelines, the Guidance provides wide discretion to bank regulatory agencies in the application of the Guidance to any particular institution and its account management and loss allowance practices. Accordingly, under the Guidance, bank examiners could require changes in our account management or loss allowance practices in the future.

Regulation of Lending Activities

The activities of the Bank and the Savings Bank as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (the “FCRA”), the Community Reinvestment Act and the Soldiers’ and Sailors’ Civil Relief Act, as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order the Bank and the Savings Bank to compensate injured borrowers. Borrowers may also have a private right of action to bring actions for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Bank and the Savings Bank to collect outstanding balances owed by borrowers. These laws plus state sales finance laws also affect the ability of our automobile financing business to collect outstanding balances.

Privacy and Fair Credit Reporting

The GLB Act requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers and consumers be given a choice (through an opt-out notice) to forbid the sharing of non-public personal information about them with non-affiliated third persons. We have a written privacy notice posted on our Web site that is delivered to each of our customers when the customer relationships begin, and annually thereafter, in compliance with the GLB Act. Under that privacy notice, we protect the security of information about our customers, educate our employees about the importance of protecting customer privacy, and allow our customers to remove their names from the solicitation lists we use and may share with others. Our financial subsidiaries require business partners with whom they share such information to abide by the redisclosure and reuse provisions of the GLB Act. Our financial subsidiaries have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, we may need to amend our privacy policies and adapt our internal procedures. In addition to adopting federal requirements regarding privacy, the GLB Act also permits individual states to enact stricter laws relating to the use of customer information. Vermont and North Dakota have done so by regulation or referendum, and many states, notably California, are expected to consider such proposals which may impose additional requirements or restrictions on us.

Like other lending institutions, we utilize credit bureau data in our underwriting activities. Use of such data is regulated under the FCRA on a uniform, nationwide basis. Portions of the federal FCRA related to credit reporting, prescreening, sharing of information between affiliates, and the use of credit data may become subject to additional state legislation if Congress does not extend its explicit preemption over such matters by December 31, 2003 on a uniform, nationwide basis. If Congress fails to extend this preemption, future state legislation may make it more difficult or more costly for us to obtain credit bureau data, and may impact the quality or quantity of available data.

Investment in the Corporation, the Bank and the Savings Bank

Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or Virginia law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of capital stock of the Corporation in excess of the amount which can be acquired without regulatory approval.

The Bank and the Savings Bank are each “insured depository institutions” within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Corporation without, in most cases, prior written approval of the Federal Reserve or the OTS, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of voting stock of the Corporation. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations.

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

Interstate Taxation

Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. Based on the volume of our business in these states and the nature of the legislation passed to date, we currently believe that this development will not materially affect our financial condition. The states may also consider legislation to tax income derived from transactions conducted through the Internet. We currently solicit accounts and take account information via the Internet. It is unclear at this time, however, whether and in what form any such legislation will be adopted, or if adopted, what its impact on us would be.

Legislation

Legislation has been introduced requiring additional disclosures for credit cards and other types of consumer lending. Such legislation could place additional restrictions on the practices of credit card issuers and consumer lenders generally. In addition to the FCRA provisions discussed above, proposals have been made to change existing federal bankruptcy laws, to expand the privacy protections afforded to customers of financial institutions, and to reform the federal deposit insurance system. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank, COAF or the Corporation would be. Congress or individual states may in the future consider other legislation that would materially affect the banking or consumer lending industries.

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies that are required to file periodic reports with the United States Securities and Exchange Commission (the “SEC”) and contains a number of significant changes relating to the responsibilities of directors and officers and reporting and governance obligations of SEC reporting companies. Certain provisions of the Sarbanes-Oxley Act were effective immediately without action by the SEC; however, many provisions became effective over the following months and required the SEC to issue implementing rules. Following the passage of the Sarbanes-Oxley Act, we have taken steps which we believe place us in substantial compliance with its effective provisions, and we continue to monitor SEC rulemaking to determine if additional changes are needed to comply with provisions that will become effective over the following months. During the course of our compliance efforts, we have identified no significant changes which must be made to our organizational and control structures or existing processes as a result of this legislation and the currently effective rules issued by the SEC thereunder.

International Regulation

The Bank also faces regulation in foreign jurisdictions where it currently, and may in the future, operate. Those regulations may be similar to or substantially different from the regulatory requirements the Bank faces in the United States. In the United Kingdom, the Bank operates through the UK Bank, which was established in 2000. The UK Bank is regulated by the Financial Services Authority, or the FSA, and licensed by the Office of Fair Trading, or the OFT. The UK Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the UK. The UK Bank has also been granted a full license by the OFT to issue consumer credit under the UK’s Consumer Credit Act — 1974. The FSA requires the UK Bank to maintain certain regulatory capital ratios at all times. The UK Bank obtains capital through earnings or through additional capital infusion from the Bank, subject to approval under Regulation K of the rules administered by the Federal Reserve. If the UK Bank is unable to generate sufficient capital in favorable terms, it may choose to restrict its growth to maintain its required capital levels. In addition, the UK Bank is limited by the UK Companies Act — 1985 in its distribution of dividends to the Bank in that such dividends may only be paid out of the UK Bank’s “distributable profits.”

In Canada, the Bank operates principally through a branch of the Bank, or the Canadian Branch, which, like the Bank, is engaged solely in the issuance of credit cards. Capital One’s installment loan business in Canada is conducted through a separately incorporated finance company subsidiary of the Corporation. The Canadian Branch is considered a federally regulated financial institution under the Canadian Bank Act, and is authorized and supervised by the Canadian Office of the Superintendent of Financial Institutions.

In France, the Bank operates through a branch of the UK Bank that was established under the European Union’s passport authority. This branch issues credit cards and installment loans.

Risk Factors

This Annual Report on Form 10-K contains forward-looking statements. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information relating to our future earnings per share, return on equity, growth in managed loans outstanding and customer accounts, net interest margins, funding costs, operations costs and employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as “expect,” “anticipate,” “hope,” “intend,” “plan,” “believe,” “estimate” or similar expressions. We have based these forward-looking statements on our current plans, estimates and projections, and you should not unduly rely on them.

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

We May Experience Limited Availability of Financing and Variation in Our Funding Costs

In general, the amount, type and cost of our funding, including financing from other financial institutions, the capital markets and deposits, can positively or negatively affect our financial results. A number of factors could make such financing more difficult, more expensive or unavailable including, but not limited to, changes within our organization, changes in the activities of our business partners, disruptions in the capital markets, counter-party availability, changes affecting our investments, our corporate and regulatory structure, interest rate fluctuations and accounting and regulatory changes and relations.

The securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances, is one of our major sources of funding. As of December 31, 2002, we had $36.7 billion, or approximately 61%, of our total loans subject to securitization transactions. Our future ability to use securitization as a funding source depends on the difficulty and expense associated with such funding. Until now, we have used securitization funding because the terms were economically acceptable. Our continued reliance on this funding source will be affected by many factors. Economic, reputational, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms both domestically and internationally, where the securitization of consumer loans may be on terms more or less favorable than in the United States. For example, securitizations that meet the criteria for sale treatment under generally accepted accounting principles may not always be an attractive source of funding for us, and we may have to seek other more expensive funding sources in the future. In such event, our earnings could be reduced and our ability to fund our asset growth may be severely restricted. Economic trends have recently resulted in securitization terms becoming less favorable market-wide. This risk of loan financing has been heightened for us, in particular, due to market perceptions of our lower unsecured debt rating compared to other credit card issuers, our informal memorandum of understanding with our federal banking regulators, and the proportion of certain accounts in our loan portfolio viewed by some as subprime, as further described below. In addition, the occurrence of certain events may cause previously completed securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. This early amortization would also have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as affected off-balance sheet loans would have to be recorded on the balance sheet and so would be subject to regulatory capital requirements.

In general, the amount, type and cost of our financing, including financing from other financial institutions, the capital markets and deposits, can affect our financial results. A number of factors could make such financing more difficult, more expensive or unavailable including, but not limited to, financial results and losses, changes within our organization, changes in the activities of our business partners, changes affecting our investments, our corporate and regulatory structure, interest rate fluctuations, general economic conditions and accounting and regulatory changes.

In particular, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of funding. As private entities, ratings agencies have broad discretion in the assignment of ratings. For example, our company currently receives ratings from several ratings agencies. Because we depend on the capital markets for funding and capital, a strong rating (particularly an investment grade rating) is important. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody's, or BBB- or higher at Standard & Poor’s and Fitch, is considered investment grade. Currently, all three rating agencies rate the unsecured senior debt of the Bank investment grade. Two of the three rate the unsecured senior debt of the Corporation investment grade, with Standard & Poor’s assigning a rating of BB+, or just below investment grade.

Capital One
	Financial Corporation	Capital One Bank

Moody’s	Baa3	Baa2
Standard & Poor’s	BB+	BBB-
Fitch	BBB	BBB

If these ratings were to be lowered, we could experience reduced availability and increased cost of funding from the capital markets. This result could make it difficult for us to grow at or to a level we currently anticipate. The immediate impact of a ratings downgrade on other sources of funding, however, would be limited, as deposit funding and pricing are not generally determined by corporate debt ratings. Our ability to use deposits as a source of funding is generally regulated by federal law and regulations. The Savings Bank is authorized to engage in a full range of deposit-taking activities. Likewise, our various credit facilities do not contain covenants triggered by a ratings downgrade, although the pricing of any borrowings under these facilities is linked to these ratings.

We compete for funding with other banks, savings banks and similar companies. Some of these institutions are publicly traded. Many of these institutions are substantially larger, have more capital and other resources and have better debt ratings than we do. Competition from these other borrowers may increase our cost of funds. Events that disrupt capital markets and other factors beyond our control could also make our funding sources more expensive or unavailable. Our informal understanding with regulators may make us more sensitive to these types of events.

Because we offer to our customers credit lines, the full amount of which is most often not used, we have exposure to these unfunded lines of credit. These credit lines could be used to a greater extent than our historical experience would predict. If actual use of these lines were to materially exceed predicted line usage, we would need to raise more funding than anticipated in our current funding plans. It could be difficult to raise such funds, either at all, or at favorable rates.

We Face Intense Competition and Increased Strategic Risk in all of our Markets

We face intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards and providers of other types of financial services (such as home equity lines and other products). We face similarly competitive markets in our automobile financing and installment loan activities as well as in our international markets. In addition, the GLB Act, which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry, including in the credit card business. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Other credit card companies may compete with us for customers by offering lower interest rates and fees and/or higher credit limits. Because customers generally choose credit card issuers based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. We may lose entire accounts, or may lose account balances, to competing card issuers. Our automobile financing and installment products also face intense competition on the basis of price. Customer attrition from any or all of our products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings.

We face intense pricing competition in a wide array of credit card products and services, such as our low fixed-rate cards, introductory interest rate cards, secured cards and other customized cards. Thus, the cost to acquire new accounts will continue to vary among product lines and may reasonably be expected to rise as we move beyond the domestic card market and become increasingly focused on prime and superprime lending. We expect that competition will continue to grow more intense with respect to most of our products, including our products offered internationally.

We Face Increased Regulatory Scrutiny and Reputational Risk

During the third quarter of 2002, we entered into an informal memorandum of understanding with bank regulatory authorities regarding certain financial considerations and calculations as well as certain changes and improvements to our policies, procedures, systems and controls. Under this memorandum of understanding, we informally report to and consult with the regulatory authorities on these matters and other business considerations on a regular basis. While we have made significant progress in meeting our obligations under the memorandum of understanding, and have completed many of our targeted improvements, we cannot predict when we will achieve our goals for all items under the informal memorandum of understanding from the banking authorities. Remaining subject to the memorandum of understanding for a prolonged period could result in, among other things, decreased funding opportunities and less favorable economic terms, as well as a continued strain on financial and operational resources, decreased employee morale and internal and external business regulation.

Fluctuations in Our Accounts and Loan Balances Can Create Volatility

The number of accounts and aggregate total of loan balances of our domestic credit card portfolio (including the rate at which they grow) will be affected by a number of factors, including how we allocate our marketing investment among different products and the rate at which customers transfer their accounts and loan balances to us or away from us to competing card issuers. Such accounts and loan balances are also affected by general economic conditions, which may increase or decrease the amount of spending by our customers and affect their ability to repay their loans, our desire to maintain a moderate growth rate and other factors beyond our control.

Because our strategy takes advantage of market opportunities by differentiating among customers and targeting growth opportunities, we cannot forecast how much we will spend for marketing, how we will spend such funds, or on which products. Accordingly, our account and loan balance growth is affected by which products our IBS identifies as targeted growth opportunities and our continual reassessment of those targets, general economic conditions, our desire for a moderate growth rate, and many other factors. Our results, therefore, will vary as marketing investments, accounts and loan balances fluctuate.

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

•	Operational Risk. Our ability to grow successfully is also dependent on our ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit experienced management and operations personnel with the experience to run an increasingly complex business. In addition, we operate in a highly regulated industry, and our ability to grow our business, both in credit card issuances and by expanding into international and new lending opportunities, may be adversely affected by the legal and regulatory environment we face, which may change at any time and which is outside of our control.

•	International Operational Risk. Our expansion internationally is affected by additional factors, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

•	Credit Risk. As a consumer lender, factors affecting our growth (including our ability to obtain funding and our ability to generate account balance growth), are also affected by the delinquency and charge-off levels of our accounts. Our delinquency and charge-off levels are also affected by the general state of the United States and world economies, and may likely be adversely impacted by a recessionary economy. See “—We May Experience Increased Delinquencies and Credit Losses” below, and “Operations — Risk Management” above.

•	Liquidity Funding Risk. Our ability to grow may be constrained by our ability to generate funding sufficient to both create the liquidity necessary to extend loans to our customers and to provide us with the capital necessary to meet the requirements of our regulators, the rating agencies and our own prudent management principles. Our ability to generate this funding, especially capital funding which can come from only limited sources, is limited by a number of factors, such as the regulatory environment and our corporate structure. In addition, our ability to raise funds is strongly affected by the general state of the United States and world economies, and has become increasingly difficult due to economic and other factors. See “—We May Experience Limited Availability of Financing and Variation in Our Funding Costs” above.

•	Legal and Compliance Risk. Due to our significant reliance on the documentation supporting our funding transactions and the individual lending arrangements with our customers, as well as our unique corporate structure, we face a risk of loss due to faulty legal contracts, legal entity structure and changes in laws and interpretations. We also are subject to an array of banking and consumer lending laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. See “Supervision and Regulation” above.

•	Strategic Risk. Our ability to grow is driven by the success of our fundamental business plan. This risk has many components, including:

•	Customer and Account Growth. As a business driven by customer finance, our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities that generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses associated with the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Reputational Risk. Our ability to originate and maintain accounts is highly dependent upon consumer perceptions of our financial health and business practices. To this end, we have aggressively pursued a campaign to enhance our brand image and awareness in recent years. Adverse developments, however, in our brand campaign or in any of the areas described above could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them.

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

Widespread increases in past-due payments and nonpayment generally occur whenever the country or a region experiences an economic downturn, such as a recession. In addition, if we make fewer loans than we have in the past, the proportion of new loans in our portfolio will decrease and the delinquency rate and charge-off rate may increase. Credit card accounts also tend to exhibit a rising trend of delinquency and credit loss rates as they “season,” or age. As a result of seasoning of our portfolio and other factors, we have experienced an increase in our managed net charge-off rate from 4.96% in the third quarter of 2002 to 6.21% in the fourth quarter of 2002. Delinquencies and credit losses may also occur for other reasons. For example, changes in general or regulatory accounting principles can lead to changes in our delinquency to increases or decreases in our delinquencies or charge-off rates that are unrelated to actual portfolio performance. We have recently engaged in efforts to limit our growth of assets, particularly our assets generated by our higher risk customers. This rebalancing has created a “seam” between our historical patterns and our future goals, during which we expect delinquency rates and credit losses to increase compared to our overall portfolio.

This would reduce our earnings unless offset by other changes. We also, as provided for by the applicable accounting rules, hold allowances for expected losses from delinquencies and charge-offs in our existing portfolio. There can be no assurance, however, that such allowances will be sufficient to account for actual losses.

In addition, we market our products to a broad range of consumers, including those who have less experience with credit, and who therefore tend to experience higher delinquency and charge-off rates. Our goal is to use IBS to set the credit limits and price products for customers relative to the risk of anticipated associated losses, but we cannot be certain that we have set high enough fees and rates for certain accounts to offset the higher delinquency and loss rates we may experience from such accounts. Our credit losses, therefore, can continue to increase.

We Face Risk From Economic Downturns and Social Factors

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. Accordingly, an economic downturn (either local or national), such as the one we are currently experiencing, can hurt our financial performance as accountholders default on their loans or, in the case of card accounts, carry lower balances. Our customer base and IBS models have resulted in our substantial participation in the subprime/underserved market. These accountholders generally have higher rates of charge-offs and delinquencies than do non-subprime accountholders. Additionally, as we increasingly market our cards internationally, an economic downturn or recession outside the United States also could hurt our financial performance. A variety of social factors also may cause changes in credit card and other consumer finance use, payment patterns and the rate of defaults by accountholders and borrowers. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards and other consumer debt and changing attitudes about incurring debt and the stigma of personal bankruptcy. Our goal is to manage these risks through our underwriting criteria and product design, but these tools may not be enough to protect our growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.

We Face Market Risk of Interest Rate and Exchange Rate Fluctuations

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

The financial instruments and techniques we use to manage the risk of interest rate and exchange rate fluctuations, such as asset/liability matching and interest rate and exchange rate swaps and hedges and some forward exchange contracts, may not always work successfully. Our goal is generally to maintain an interest rate neutral or “matched” position, where interest rates and exchange rates on loans and borrowings or foreign currencies go up or down by the same amount and at the same time so that interest rate and exchange rate changes for loans or borrowings or foreign currencies will not affect our earnings. We cannot, however, always achieve this position at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, our earnings could be subject to volatility and decreases as interest rates and exchange rates change.

We also manage these risks partly by changing the interest rates we charge on our credit card accounts. The success of repricing accounts to match an increase or decrease in our borrowing rates depends on the overall product mix of such accounts, the actual amount of accounts repriced, the rate at which we are originating new accounts and our ability to retain accounts (and the related loan balances) after repricing. For example, if we increase the interest rate we charge on our credit card accounts and the accountholders close their accounts as a result, we may not be able to match our increased borrowing costs as quickly if at all. Our fixed rate products, in particular, may see attrition in a rising interest rate environment that concurrently raises our costs of borrowing.

Changes in Regulation and Legislation Can Increase Compliance Risk and Affect Our Results

Federal and state laws and rules, as well as rules to which we are subject in foreign jurisdictions in which we conduct business, significantly limit the types of activities in which we engage. For example, federal and state consumer protection laws and rules limit the manner in which we may offer and extend credit. From time to time, the U.S. Congress and the states consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry. Such new laws or rules could limit the amount of interest or fees we can charge, restrict our ability to collect on account balances, or materially affect us or the banking or credit card industries in some other manner. Additional federal and state consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict our ability to share or receive customer information.

The laws governing bankruptcy and debtor relief, in the U.S. or in foreign jurisdictions in which we conduct business, also could change, making it more expensive or more difficult for us to collect from our customers. Congress has recently considered legislation that would change the existing federal bankruptcy laws. One intended purpose of this legislation is to increase the collectibility of unsecured debt; however, it is not clear whether or in what form Congress may adopt this legislation and we cannot predict how this legislation may affect us.

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. In 2001, regulators restricted the ability of two of our competitors to provide further credit to higher risk customers due principally to supervisory concerns over rising charge-off rates and capital adequacy. In 2002, we entered into an informal memorandum of understanding with our banking regulators. We maintain an active dialogue with our banking agency regulators following this memorandum of understanding and believe that our capital levels and risk management practices are appropriate for our business. We cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the agencies will be applied to the Bank or the Savings Bank or the resulting effect on the Corporation, the Bank or the Savings Bank.

In addition, existing laws and rules, in the U.S., at the state level, and in the foreign jurisdictions in which we conduct operations, are complex. If we fail to comply with them we might not be able to collect our loans in full, or we might be required to pay damages or penalties to our customers. For these reasons, new or changes in existing laws or rules could hurt our profits.

Fluctuations in Our Expenses and Other Costs May Hurt Our Financial Results

Our expenses and other costs, such as human resources and marketing expenses, directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they grow. For example, increases in postal rates currently contemplated by postal regulators could raise our costs for postal service, which is a significant component of our expenses for marketing and for servicing our 47.4 million accounts as of December 31, 2002. As our business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization or a reevaluation of business strategies. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.

Statistical Information

The statistical information required by Item 1 can be found in our Annual Report, and is incorporated herein by reference, as follows:

Page In The Company’s
Annual Report to its
Stockholders for The Year
Ended December 31, 2002

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	23-24
II.	Investment Portfolio	57
III.	Loan Portfolio	23-24; 26-29; 31-32; 42-43; 48; 53-54
IV.	Summary of Loan Loss Experience	31-32
V.	Deposits	35-36; 59-61
VI.	Return on Equity and Assets	19
VII.	Other Borrowings	34-36; 59-61

Item 2.   Properties.

Capital One leases its new 570,000 square foot headquarters building at 1680 Capital One Drive, McLean, Virginia. The building houses the Corporation’s primary executive offices and Northern Virginia staff, and is leased through December 2010, with the right to purchase at a fixed cost at the end of the lease term.

Additionally, Capital One owns approximately 316 acres of land in Goochland County, Virginia for the construction of an office campus to consolidate certain operations in the Richmond area. Two buildings and support facilities consisting of approximately 365,000 square feet were completed and occupied during 2002. An additional 616,000 square feet are scheduled for completion during 2003.

Other owned facilities include a 120,000 square foot facility in Tampa, Florida; a 484,000 square foot facility in Nottingham, Great Britain; and 470,000 square feet of administrative offices and credit card facilities in Richmond, Virginia, from which the Company conducts credit, collections, customer service and other operations.

The Company currently leases 4 million square feet of office space from which credit, collections, customer service and other operations are conducted, in Virginia, Florida, Texas, Idaho, California, Washington, Massachusetts, the United Kingdom, France, Canada, and insignificant space for business development in other locations. The Company is currently migrating out of approximately 1 million square feet of leased office space and into its new campuses in McLean, Virginia and Goochland County, Virginia.

Item 3.   Legal Proceedings.

The information required by Item 3 is included in the Annual Report on pages 68-69 under the heading “Notes to Consolidated Financial Statements—Note P—Commitments and Contingencies.”

Item 4.   Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending December 31, 2002, no matters were submitted for a vote of our stockholders.

PART II

Item 5.   Market for Company’s Common Equity and Related Stockholder Matters.

The information required by Item 5 is included under “Supervision and Regulation—Dividends and Transfers of Funds” herein and in the Annual Report on pages 34-36 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding,” on pages 39-40 under the heading “—Capital Adequacy,” on page 45 under the heading “Selected Quarterly Financial Data” and on page 67 in Note O to Consolidated Financial Statements, and is incorporated herein by reference and filed as part of Exhibit 13.

Item 6.   Selected Financial Data.

The information required by Item 6 is included in the Annual Report on page 19 under the heading “Selected Financial and Operating Data,” and is incorporated herein by reference and filed as part of Exhibit 13.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 is included in the Annual Report on pages 20-44 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference and filed as part of Exhibit 13.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is included in the Annual Report on pages 37-38 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk,” and is incorporated herein by reference and filed as part of Exhibit 13.

Item 8.   Financial Statements and Supplementary Data.

The information required by Item 8 is included in the Annual Report on page 47 under the heading “Report of Independent Auditors,” on pages 48-76 under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” and on

page 45 under the heading “Selected Quarterly Financial Data,” and is incorporated herein by reference and filed as part of Exhibit 13.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Corporation.

The information required by Item 10 will be included in the Corporation’s 2003 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2002 fiscal year.

Effective March 3, 2003, David M. Willey resigned as Chief Financial Officer of the Corporation after he received a Wells notice from the SEC staff indicating that the staff intends to recommend that the SEC bring a civil action against him. No Wells notice was directed to the Corporation or any other member of management. The Corporation is fully cooperating with the SEC’s investigation. David R. Lawson will assume the role of acting Chief Financial Officer. Mr. Lawson joined Capital One in July, 1998 when the company acquired Summit Acceptance Corp., a consumer auto finance company based in Plano, Texas, where he was President and Chief Executive Officer. The Corporation’s Form 8-K and accompanying press release on this topic are incorporated herein by reference, and were filed with the Securities and Exchange Commission on March 3, 2003.

Item 11.   Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement on under the headings “Information About Our Directors and Executive Officers—Compensation of the Board,” “Compensation of Executive Officers” and “Report of the Compensation Committee on Executive Compensation,” and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Proxy Statement under the heading “Equity Compensation Information,” and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information required by Item 13 will be included in the Proxy Statement under the heading “Information About Our Directors and Executive Officers—Related Party Transactions,” and is incorporated herein by reference.

Item 14.   Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

     (b)  Changes in Internal Controls.

Not applicable.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1) The following consolidated financial statements of Capital One Financial Corporation, included in the Annual Report, are incorporated herein by reference to Item 8, and Exhibit 13 hereto:

Report of Independent Auditors, Ernst & Young LLP

Consolidated Balance Sheets—as of December 31, 2002 and 2001

Consolidated Statements of Income—Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows—Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data—as of and for the years ended December 31, 2002 and 2001

(2) All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

(3) Exhibits:

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)	Reports on Form 8-K

The Corporation filed on October 17, 2002, a Current Report on Form 8-K dated October 15, 2002, Commission File No. 1-13300, enclosing its press release dated October 15, 2002.

The Corporation filed on October 24, 2002, a Current Report on Form 8-K dated October 23, 2002, Commission File No. 1-13300, attaching five-year informal information regarding its calculations of charged off loans.

The Corporation furnished on November 15, 2002 a Current Report on Form 8-K dated November 14, 2002, Commission File No. 1-13300, enclosing copies of certifications by the CEO and CFO related to Section 906 of the Sarbanes-Oxley Act of 2002.

The Corporation makes available to investors, free of charge, its reports to the SEC pursuant to the Securities Exchange Act of 1934, including its Reports on Forms 8-K, 10-Q and 10-K, through the Company’s website at www.capitalone.com/about/invest/financials/, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CAPITAL ONE FINANCIAL CORPORATION

By:	/S/ RICHARD D. FAIRBANK
Richard D. Fairbank Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2003

/s/ NIGEL W. MORRIS Nigel W. Morris	Director, President and Chief Operating Officer	March 14, 2003

/s/ DAVID R. LAWSON David R. Lawson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2003

/s/ ROBERT A. CRAWFORD Robert A. Crawford	Vice President and Controller (Principal Accounting Officer)	March 14, 2003

/s/ W. RONALD DIETZ W. Ronald Dietz	Director	March 14, 2003

/s/ JAMES A. FLICK, JR. James A. Flick, Jr.	Director	March 14, 2003

/s/ PATRICK W. GROSS Patrick W. Gross	Director	March 14, 2003

/s/ JAMES V. KIMSEY James V. Kimsey	Director	March 14, 2003

/s/ STANLEY I. WESTREICH Stanley I. Westreich	Director	March 14, 2003

CERTIFICATION FOR
ANNUAL REPORT ON FORM 10-K
of Capital One Financial Corporation and consolidated subsidiaries

I, Richard D. Fairbank, certify that:

1.	I have reviewed this annual report on Form 10-K of Capital One Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

CAPITAL ONE FINANCIAL CORPORATION

By:	/s/ RICHARD D. FAIRBANK

Richard D. Fairbank Chairman and Chief Executive Officer

CERTIFICATION FOR
ANNUAL REPORT ON FORM 10-K
of Capital One Financial Corporation and consolidated subsidiaries

I, David R. Lawson, certify that:

1.	I have reviewed this annual report on Form 10-K of Capital One Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

CAPITAL ONE FINANCIAL CORPORATION

By:	/s/ DAVID R. LAWSON

David R. Lawson Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2002

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “1994 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994; (ii) the “1995 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995; (iii) the “1996 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996 filed March 26, 1997; (iv) the “1997 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 filed March 18, 1998; (v) the “1998 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, filed March 26, 1999; (vi) the “1999 Form 10-K/A” are to the Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 filed March 23, 2000; (vii) the “2000 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001; and (viii) the “2001 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed March 22, 2002.

Exhibit Number	Description

3.1.1	Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the 1994 Form 10-K).
3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Report on Form 8-K, filed January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the 1999 Form 10-K/A).
4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 1997 Form 10-K).
4.2.1	Rights Agreement dated as of November 16, 1995 between Capital One Financial Corporation and Mellon Bank, N.A.
4.2.2	Amendment to Rights Agreement dated as of April 29, 1999 between Capital One Financial Corporation and First Chicago Trust Company of New York, as successor to Mellon Bank, N.A. (incorporated by reference to Exhibit 4.2.2 of the 1999 Form 10-K/A).

4.2.3	Amendment Number 2 to Rights Agreement dated as of October 18, 2001 between Capital One Financial Corporation and Equiserve Trust Company, N.A. (as successor to First Trust Company of New York) as Rights Agent (incorporated by reference to Exhibit 99.1 of the

Corporation’s Report on Form 8-K, filed November 2, 2001).
4.3	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto).
4.4.1	Distribution Agreement dated June 6, 2000 among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2000).

4.4.2	Copy of 6.875% Notes, due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.2 of the 2000 Form 10-K).
4.4.3	Copy of Floating Rate Notes, due 2003, of Capital One Bank (incorporated by reference to Exhibit 4.4.3 of the 2000 Form 10-K).
4.4.4	Copy of 8 1/4% Fixed Rate Notes, due 2003, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the 2000 Form 10-K).
4.4.5	Copy of 6.5% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the 2001 Form 10-K).
4.4.6	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the 2001 Form 10-K).
4.5.1	Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and Harris Trust and Savings Bank.
4.5.2	Copy of 7.25% Notes, due 2003, of Capital One Financial Corporation.
4.5.3	Copy of 7 1/8% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).
4.5.4	Copy of 7% Notes, due 2006, of the Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the 1999 Form 10-K/A).
4.5.5	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2001 Form 10-K).
4.6.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee).

4.6.2	Copies of Certificates Evidencing Capital Securities.

4.6.3	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc. (incorporated by reference to Exhibit 4.6.3 of the 1996 Form 10-K).

4.7	Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the 1998 Form 10-K).

4.8	Upper DECs® form of certificate (incorporated herein by reference to each of the Corporation’s registration statement on Form 424B3 filed on April 17, 2002, and prospectus supplement on Form 424B5 filed on April 19, 2002, and Exhibit 4.5 to the Corporation's Report on Form 8-K, filed on April 23, 2002.)

10.1.1	1995 Associate Stock Purchase Plan.
10.1.2	2002 Associate Stock Purchase Plan (incorporated herein by reference and filed as Exhibit 4.1 to the Corporation’s Form S-8 filed with the Securities and Exchange Commission on October 10, 2002).
10.2.1	Lease Agreement, dated as of December 5, 2000, among First Union Development Corporation, as Lessor, and Capital One F.S.B. and Capital One Bank, jointly and severally, as Lessees (incorporated by reference to Exhibit 10.2.1 of the 2000 Form 10-K).

10.2.2	Participation Agreement, dated as of December 5, 2000, among Capital One F.S.B. and Capital One Bank as construction agents and lessees, Capital One Financial Corporation as guarantor, First Union Development Corporation as Lessor, the various financing parties named therein, and First Union National Bank as Agent (incorporated by reference to Exhibit 10.2.2 of the 2000 Form 10-K).

10.2.3	Guaranty, dated as of December 5, 2000, from Capital One Financial Corporation in favor of First Union Development Corporation and the various other parties to the Participation Agreement, dated as of December 5, 2000 (incorporated by reference to Exhibit 10.2.3 of the 2000 Form 10-K).

10.3	Form of Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and each of Richard D. Fairbank, Nigel W. Morris and John G. Finneran Jr. (incorporated by reference to Exhibit 10.3 of the 1999 Form 10-K/A).

10.4*	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended.
10.5*	Employment Agreement between David R. Lawson and Summit Acceptance Corporation, dated July 13, 1998, as amended.
10.6	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).
10.7*	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended.
10.8.1	Multicurrency Revolving Credit Facility Agreement dated as of August 11, 2000 by and between Capital One Bank, as borrower, Capital One Financial Corporation, as guarantor, and Chase Manhattan PLC, as lender (incorporated by reference to Exhibit 10.5 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2000).

10.8.2	[Reserved.]
10.8.3	Amendment No. 2 to Multicurrency Credit Facility Agreement dated June 28, 2002 (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-Q for the period ended June 30, 2002, filed on August 13, 2002).

10.10*	Amended and Restated Change of Control Employment Agreement between Capital One Financial Corporation and certain of its senior executives.
10.11*	Capital One Financial Corporation Excess Savings Plan, as amended.
10.12*	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended.
10.13*	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended.
10.14	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).
10.15	Services Agreement dated as of April 1, 1999 by and between D’Arcy Masius Benton & Bowles USA, Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 10.15 of the 1999 Form 10-K/A).

10.16*	Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc.
10.17.1	Amended and Restated Lease Agreement dated as of October 14, 1998 between First Security Bank of Utah, N.A., as owner trustee for the COB Real Estate Trust 1995-1, as lessor and Capital One Realty, Inc., as lessee (incorporated by reference to Exhibit 10.17.1 of the 1998 Form 10-K).

10.17.2	Guaranty dated as of October 14, 1998 from Capital One Bank in favor of First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services, Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.2 of the 1998 Form 10-K).

10.17.3	Amendment to Lease Documents dated as of October 1, 1999 between First Security Bank of Utah, N.A., and Val T. Orton, as owner trustees for COB Real Estate Trust 1995-1, as lessor and Capital One Bank and Capital One Realty, Inc., as lessees (incorporated by reference to Exhibit 10.17.3 of the 1999 Form 10-K/A).

10.17.4	Amendment to Guaranty dated as of April 1, 1999 between Capital One Bank and First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services, Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.4 of the 1999 Form 10-K/A).

10.18.1	Second Amended and Restated Credit Agreement dated as of May 25, 1999 by and among Capital One Financial Corporation, Capital One Bank and Capital One, F.S.B, as original borrowers, and The Chase Manhattan Bank, as administrative agent and lender and the other lenders named therein (incorporated by reference to Exhibit 10.18.1 of the 1999 Form 10-K/A).

10.18.2	Amendment to Second Amended and Restated Credit Agreement dated as of December 21, 1999 among Capital One Financial Corporation, Capital One Bank and Capital One, F.S.B., as original borrowers, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.18.2 of the 1999 Form 10-K/A).

10.19	Second Amendment to Credit Agreement dated June 27, 2002 (incorporated herein by reference to Exhibit 10.18.2 to the Company’s Form 10-Q for the period ended June 30, 2002 filed on August 13, 2002).
10.20	Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.21	Credit Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 between First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.21 of the 1999 Form 10-K/A).

10.22	Lease Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 between First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1, as lessor, and Capital One Realty, Inc. as lessee (incorporated by reference to Exhibit 10.22 of the 1999 Form 10-K/A).

10.22.1	Consent Letter regarding Lease Agreement dated as of June 28, 2002 by and between Capital One Realty, Inc., as lessee, Capital One Bank, as guarantor, Bank of America, N.A., as agent, Wells Fargo Bank Northwest, National Association, as owner trustee under that Capital One Realty Trust 1998-1, and the various lenders named therein (incorporated by reference to Exhibit 10.22.1 to the Company’s Form 10-Q for the period ended June 30, 2002 filed on August 13, 2002).

10.23	Participation Agreement (Capital One Realty, Inc.) dated as of September 3, 1999 among Capital One Realty, Inc., as construction agent and lessee, Capital One Bank, as guarantor, First Security Bank, N.A. as owner trustee under the Capital One Realty Trust 1998-1, and the holders and lenders named therein, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.23 of the 1999 Form 10- K/A).

10.24	Credit Agreement (Capital One Services, Inc.) dated as of September 3, 1999 between First Security Bank, N.A. as owner trustee for Capital One Realty Trust 1998-1 as borrower, the lenders party thereto, and Bank of America N.A. as administrative agent (incorporated by reference to Exhibit 10.24 of the 1999 Form 10-K/A).

10.25	Lease Agreement (Capital One Services, Inc.) dated as of September 3, 1999 between First Security Bank, N. A. as owner trustee for Capital One Realty Trust 1998-1, as lessor, and Capital One Services, Inc. as lessee (incorporated by reference to Exhibit 10.25 of the 1999 Form 10-K/A).

10.25.1	Consent Letter regarding Lease Agreement dated as of June 28, 2002 by and between Capital One Services, Inc., as lessee, Capital One Financial Corporation, as guarantor, Bank of America, N.A., as agent, Wells Fargo Bank Northwest, National Association, as owner trustee under the Capital One Realty Trust 1998-1, and the various lenders named therein (incorporated by reference to Exhibit 10.26.1 to the Company’s Form 10-Q for the period ended June 30, 2002).

10.26	Participation Agreement (Capital One Services, Inc.) dated as of September 3, 1999 among Capital One Services, Inc. as construction agent as lessee, Capital One Financial Corporation, as guarantor, First Security Bank, N.A., as owner trustee under the Capital One Realty Trust 1998-1, the holders and lenders named therein, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.26 of the 1999 Form 10-K/A).

10.27	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to the Corporation's Registration Statement on Form S-8, Commission File No. 333-97123, filed July 25, 2002)
13	The portions of Capital One Financial Corporation’s 2002 Annual Report to Stockholders that are incorporated by reference herein.
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 of the Corporation’s 2001 Form 10-K).
23	Consent of Ernst & Young LLP.

*	Indicates a management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.