Form 10-Q
period 2003-03-31
CAPITAL ONE FINANCIAL CORP
filed 2003-05-14
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______.

Commission file number 1-13300

CAPITAL ONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1719854

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1680 Capital One Drive, McLean, Virginia	22102

(Address of principal executive offices)	(Zip Code)

(703) 720-1000

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

Yes    X       No ______

As of April 30, 2003 there were 226,443,328 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION
FORM 10-Q

INDEX

March 31, 2003

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

	March 31	December 31
	2003	2002

Assets:
Cash and due from banks	$328,791	$277,509
Federal funds sold and resale agreements	864,036	373,828
Interest-bearing deposits at other banks	247,560	267,441

Cash and cash equivalents	1,440,387	918,778
Securities available for sale	4,817,322	4,423,677
Consumer loans	28,115,061	27,853,652
Less: Allowance for loan losses	(1,635,000)	(1,720,000)

Net loans	26,480,061	26,133,652
Accounts receivable from securitizations	2,897,972	3,096,827
Premises and equipment, net	769,112	770,326
Interest receivable	208,998	217,512
Other	1,297,115	1,821,608

Total assets	$37,910,967	$37,382,380

Liabilities:
Interest-bearing deposits	$18,489,388	$17,325,965
Senior notes	5,116,591	5,565,615
Other borrowings	6,576,876	6,365,075
Interest payable	194,629	236,081
Other	2,604,818	3,266,473

Total liabilities	32,982,302	32,759,209
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 227,621,204 and 227,073,162 shares issued as of March 31, 2003 and December 31, 2002, respectively	2,275	2,271
Paid-in capital, net	1,730,883	1,704,470
Retained earnings	3,270,029	2,966,948
Cumulative other comprehensive income (loss)	(25,356)	(15,566)
Less: Treasury stock, at cost; 1,303,161 and 878,206 shares as of March 31, 2003 and December 31, 2002, respectively	(49,166)	(34,952)

Total stockholders’ equity	4,928,665	4,623,171

Total liabilities and stockholders’ equity	$37,910,967	$37,382,380

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

	Three Months Ended
	March 31

	2003	2002

Interest Income:
Consumer loans, including fees	$1,028,891	$864,086
Securities available for sale	42,931	42,344
Other	34,744	27,931

Total interest income	1,106,566	934,361
Interest Expense:
Deposits	209,308	178,163
Senior notes	104,097	93,904
Other borrowings	58,357	51,056

Total interest expense	371,762	323,123

Net interest income	734,804	611,238
Provision for loan losses	375,851	389,617

Net interest income after provision for loan losses	358,953	221,621
Non-Interest Income:
Servicing and securitizations	729,689	626,147
Service charges and other customer-related fees	441,226	494,799
Interchange	85,351	98,096
Other	48,337	22,482

Total non-interest income	1,304,603	1,241,524
Non-Interest Expense:
Salaries and associate benefits	397,449	380,735
Marketing	241,696	353,536
Communications and data processing	112,052	92,193
Supplies and equipment	83,812	84,507
Occupancy	43,574	33,381
Other	294,331	215,543

Total non-interest expense	1,172,914	1,159,895

Income before income taxes	490,642	303,250
Income taxes	181,538	115,235

Net income	$309,104	$188,015

Basic earnings per share	$1.39	$0.86

Diluted earnings per share	$1.35	$0.83

Dividends paid per share	$0.03	$0.03

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share data) (unaudited)

						Cumulative
	Common Stock					Other		Total
			Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholder's
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2001	217,656,985	$2,177	$1,394,596	$(44,488)	$2,090,761	$(84,598)	$(34,970)	$3,323,478
Comprehensive income:
Net income					188,015			188,015
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $11,940						(19,482)		(19,482)
Foreign currency translation adjustments						(9,679)		(9,679)
Unrealized gains on cash flow hedging instruments, net of income taxes of $12,899						21,046		21,046

Other comprehensive loss						(8,115)		(8,115)

Comprehensive income								179,900
Cash dividends — $.03 per share					(5,727)			(5,727)
Issuances of common and restricted stock	3,190,318	32	156,811				18	156,861
Exercise of stock options	537,131	5	21,571					21,576
Amortization of deferred compensation				3,125				3,125
Other items, net			419					419

Balance, March 31, 2002	221,384,434	$2,214	$1,573,397	$(41,363)	$2,273,049	$(92,713)	$(34,952)	$3,679,632

Balance, December 31, 2002	227,073,162	$2,271	$1,806,440	$(101,970)	$2,966,948	$(15,566)	$(34,952)	$4,623,171
Comprehensive income:
Net income					309,104			309,104
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $3,540						(6,027)		(6,027)
Foreign currency translation adjustments						(11,810)		(11,810)
Unrealized gains on cash flow hedging instruments, net of income taxes of $4,726						8,047		8,047

Other comprehensive loss						(9,790)		(9,790)

Comprehensive income								299,314
Cash dividends — $.03 per share					(6,023)			(6,023)
Purchase of treasury stock							(14,214)	(14,214)
Issuances of common and restricted stock	508,945	4	16,338	(386)				15,956
Exercise of stock options	39,097		357					357
Amortization of deferred compensation				9,729				9,729
Other items, net			375					375

Balance, March 31, 2003	227,621,204	$2,275	$1,823,510	$(92,627)	$3,270,029	$(25,356)	$(49,166)	$4,928,665

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Three Months Ended
	March 31

	2003	2002

Operating Activities:
Net income	$309,104	$188,015
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	375,851	389,617
Depreciation and amortization	92,916	90,314
Gain on securities available for sale	(9,705)	628
Stock plan compensation expense	9,729	3,125
Decrease (increase) in interest receivable	8,514	(43,088)
Decrease in accounts receivable from securitizations	201,686	229,628
Decrease (increase) in other assets	508,033	(81,053)
Decrease in interest payable	(41,452)	(14,501)
(Decrease) increase in other liabilities	(655,084)	8,917

Net cash provided by operating activities	799,592	771,602

Investing Activities:
Purchases of securities available for sale	(1,191,920)	(1,420,192)
Proceeds from maturities of securities available for sale	196,934	79,371
Proceeds from sales of securities available for sale	591,045	1,250,983
Proceeds from securitization of consumer loans	1,081,944	1,114,535
Net increase in consumer loans	(1,906,866)	(4,929,083)
Principal recoveries of loans previously charged off	94,094	58,168
Additions of premises and equipment, net	(61,410)	(93,155)

Net cash used for investing activities	(1,196,179)	(3,939,373)

Financing Activities:
Net increase in interest-bearing deposits	1,163,423	1,794,903
Net increase in other borrowings	211,737	883,843
Issuances of senior notes	—	300,000
Maturities of senior notes	(453,040)	(213,260)
Dividends paid	(6,023)	(5,727)
Purchases of treasury stock	(3,714)	—
Net proceeds from issuances of common stock	5,456	156,861
Proceeds from exercise of stock options	357	12,974

Net cash provided by financing activities	918,196	2,929,594

Increase (decrease) in cash and cash equivalents	521,609	(238,177)
Cash and cash equivalents at beginning of period	918,778	707,238

Cash and cash equivalents at end of period	$1,440,387	$469,061

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(in thousands, except per share data) (unaudited)

Note A: Basis of Presentation

The condensed consolidated financial statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a holding company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”) which offers auto loans. The Corporation and its subsidiaries are collectively referred to as the “Company.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the 2003 presentation.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. In accordance with APB 25, no compensation cost has been recognized for the Company’s fixed stock options, since the exercise price of all such options equals or exceeds the market price of the underlying stock on the date of grant.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) requires companies electing to continue to follow the recognition provisions of APB 25 to provide pro forma information regarding net income and earnings per share as if the recognition provisions of SFAS 123 were adopted for all stock compensation granted. For purposes of pro forma disclosure, the fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model and is amortized into expense over the options’ vesting period.

	For the Three Months Ended March 31

Pro Forma Information	2003	2002

Net income, as reported	$309,104	$188,015
Stock-based employee compensation expense included in reported net income	9,729	3,125
Stock-based employee compensation expense determined under fair value based method(1)	(45,566)	(48,895)

Pro forma net income	$273,267	$142,245

Earnings per share:
Basic – as reported	$1.39	$.86
Basic – pro forma	$1.23	$.65

Diluted – as reported	$1.35	$.83
Diluted – pro forma	$1.20	$.63

(1)Includes amortization of compensation expense for current year stock option grants and prior year stock option grants over the stock options’ vesting period.

The fair value of the options granted during three months ended March 31, 2003 and 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below:

	For the Three Months Ended March 31

Assumptions	2003	2002

Dividend yield	.34%	.25%
Volatility factors of expected market price of stock	55%	55%
Risk-free interest rate	2.84%	4.47%
Expected option lives (in years)	5.0	9.0

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation addresses consolidation of business enterprises of variable interest entities, which have certain characteristics. These characteristics include either that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or that the equity investors in the entity lack one or more of the essential characteristics of a controlling financial interest. FIN 46 is designed to improve financial reporting by enterprises involved with variable interest entities by providing guidance and standards for consolidation of such entities in the financial statements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and on July 1, 2003 for variable interests acquired before February 1, 2003. All securitization transactions that receive sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of SFAS No. 125 (“SFAS 140”), are accomplished through qualifying special purpose entities and such transactions are not subject to the provisions of FIN 46. The Company has not created any variable interest entities subsequent to January 31, 2003, which are subject to the consolidation requirements of FIN 46. The Company is currently evaluating all existing variable interest entities to determine the impact of compliance with FIN 46 on the Company’s financial statements for the quarterly period beginning July 1, 2003.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Revenue for all segments is derived from external parties. Performance evaluation of and resource allocation to each line of business within each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results.

Management decision making is performed on a managed portfolio basis. An adjustment to reconcile the managed financial information to the reported financial information in the consolidated financial statements is provided. This adjustment reclassifies a portion of net interest income, non-interest income and provision for loan losses into non-interest income from servicing and securitization.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from legal entities. Certain reclassifications have been made to the prior year segment disclosures to conform with the 2003 presentation.

	For the Three Months Ended March 31, 2003

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$1,216,887	$174,413	$130,870	$(14,219)	$1,507,951	$(773,147)	$734,804
Non-interest income	925,220	15,009	81,340	6,364	1,027,933	276,670	1,304,603
Provision for loan losses	779,073	131,982	53,355	(92,082)	872,328	(496,477)	375,851
Non-interest expenses	872,200	67,696	132,652	100,366	1,172,914		1,172,914
Income tax provision (benefit)	181,608	(3,795)	8,133	(4,408)	181,538		181,538

Net income (loss)	$309,226	$(6,461)	$18,070	$(11,731)	$309,104	$—	$309,104

Loans receivable	$45,963,055	$7,742,475	$5,390,131	$118,038	$59,213,699	$(31,098,638)	$28,115,061

	For the Three Months Ended March 31, 2002

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$1,032,404	$103,946	$81,760	$(45,574)	$1,172,536	$(561,298)	$611,238
Non-interest income	955,632	9,458	56,966	(31,898)	990,158	251,366	1,241,524
Provision for loan losses	561,690	78,077	37,175	22,607	699,549	(309,932)	389,617
Non-interest expenses	987,597	51,456	115,359	5,483	1,159,895		1,159,895
Income tax provision (benefit)	166,725	(6,129)	(5,299)	(40,062)	115,235		115,235

Net income (loss)	$272,024	$(10,000)	$(8,509)	$(65,500)	$188,015	$—	$188,015

Loans receivable	$39,252,235	$5,215,016	$4,232,896	$(136,678)	$48,563,469	$(24,135,827)	$24,427,642

Note C: Capitalization

In January 2003, the Bank increased its capacity under the Senior and Subordinated Global Bank Note Program to $8.0 billion and in May 2003 the Bank updated this Program.

In May 2003, the Company entered into a revolving credit facility providing for an aggregate of $1.0 billion in unsecured borrowings from various lending institutions to be used for general corporate purposes (the “New Credit Facility”). Also on that date, the Company terminated the Domestic Revolving Credit Facility. The New Credit Facility is available to the Corporation, the Bank and the Savings Bank. However, the Corporation’s availability is limited to $250.0 million. All borrowings under the New Credit Facility are based on varying terms of LIBOR.

Note D: Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or restricted common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, dilutive stock options or restricted common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31

	2003	2002

Numerator:
Net income	$309,104	$188,015

Denominator:
Denominator for basic earnings per share -
Weighted-average shares	222,951	217,548
Effect of dilutive securities:
Stock options	5,471	9,057

Dilutive potential common shares	5,471	9,057
Denominator for diluted earnings per share -
Adjusted weighted-average shares	228,422	226,605

Basic earnings per share	$1.39	$.86

Diluted earnings per share	$1.35	$.83

Note E: Goodwill

The following table provides a summary of the acquisition goodwill.

	Auto
	Finance	International	Other	Total

Balance at December 31, 2002	$218,957	$6,818	$133,200	$358,975
Other		246		246

Balance at March 31, 2003	$218,957	$7,064	$133,200	$359,221

Note F: Commitments and Contingencies

Securities Litigation

Beginning in July 2002, the Corporation was named as a defendant in twelve putative class action securities cases. All twelve actions were filed in the United States District Court for the Eastern District of Virginia. Each complaint also named as “Individual Defendants” several of the Corporation’s executive officers.

On October 1, 2002, the Court consolidated these twelve cases. Pursuant to the Court’s order, Plaintiffs filed an amended complaint on October 17, 2002, which alleged that the Corporation and the Individual Defendants violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The amended complaint asserted a class period of January 16, 2001, through July 16, 2002, inclusive. The amended complaint alleged generally that, during the asserted class period, the Corporation misrepresented the adequacy of its capital levels and loan loss allowance relating to higher risk assets. In addition, the amended complaint alleged generally that the Corporation failed to disclose that it was experiencing serious infrastructure deficiencies and systemic computer problems as a result of its growth.

On December 4, 2002, the Court granted defendants’ motion to dismiss plaintiffs’ amended complaint with leave to amend. Pursuant to that order, plaintiffs filed a second amended complaint on December 23, 2002, which asserted the same class period and alleged violations of the same statutes and rule. The second amended complaint also added a new Individual Defendant and asserted violations of GAAP. Defendants moved to dismiss the second amended complaint on January 8, 2003, and plaintiffs filed a motion on March 6, 2003, seeking leave to amend their complaint. On April 10, 2003, the Court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, denied plaintiffs’ motion for leave to amend, and dismissed the consolidated action with prejudice. Plantiffs appealed the Court’s order, opinion and judgement to the United States Court of Appeals for the Fourth Circuit on May 8, 2003.

The Corporation believes that it has meritorious defenses with respect to this case and intends to defend the case vigorously. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on either the consolidated financial position of the Corporation or the Corporation’s results of operations in any future reporting period.

Other Pending and Threatened Litigation

In addition, the Company is also commonly subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the consolidated financial position or results of operations of the Company.

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, yields and rates presented on an annualized basis)

INTRODUCTION

Capital One Financial Corporation (the “Corporation”) is a holding company whose subsidiaries market a variety of products and services to consumers using its Information-Based Strategy (“IBS”). The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending products (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers auto lending products. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company.” As of March 31, 2003, the Company had 46.4 million accounts and $59.2 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company’s profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency. See also “Reconciliation to GAAP Financial Measures,” below.

SIGNIFICANT ACCOUNTING POLICIES

The Notes to the Consolidated Financial Statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, include a summary of the Company’s significant accounting policies, along with a discussion of recently issued accounting pronouncements. Several of these policies are considered to be important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgements, some of which may relate to matters that are inherently uncertain. These policies include determination of the level of allowance for loan losses, accounting for securitization transactions, and finance charge and fee revenue recognition.

Allowance for Loan Losses

The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. In evaluating the sufficiency of the allowance for loan losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; credit evaluations and underwriting policies. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable.

Accounting for Securitization Transactions

Loan securitization involves the sale, generally to a trust or other special purpose entity, of a pool of loan receivables and is accomplished primarily through the public and private issuance of asset-backed securities by the special purpose entity. The Company removes loan receivables from the consolidated balance sheet for those asset securitizations that qualify as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125 (“SFAS 140”). The

trusts are qualifying special purpose entities as defined by SFAS 140. For those asset securitizations that qualify as sales in accordance with SFAS 140, the trusts to which the loans were sold are not subsidiaries of the Company, and are not included in the Company’s consolidated financial statements in accordance with generally accepted accounting principles. Gains on securitization transactions, fair value adjustments and earnings on the Company’s securitizations are included in servicing and securitizations income in the consolidated statement of income and amounts due from the trusts are included in accounts receivable from securitizations on the consolidated balance sheet.

Gains on securitization transactions represent the present value of estimated excess cash flows the Company will receive over the estimated life of the receivables. This excess cash flow essentially represents an interest-only strip, consisting of the following estimates: interest rate movements on yields of receivables and securities issued to determine the excess of finance charges and past-due fees over the sum of the return paid to investors, contractual servicing fees and credit losses. To the extent assumptions used by management do not prevail, fair value estimates of the interest-only strip could differ significantly, resulting in either higher or lower future income from servicing and securitization non-interest income, as applicable.

Finance Charge and Fee Revenue Recognition

The Company recognizes earned finance charges and fee income on loans according to the contractual provisions of the credit agreements. When, based on historic performance of the portfolio, payment in full of finance charge and fee income is not expected, the estimated uncollectible portion is not accrued as income. Total finance charge and fee amounts billed but not accrued as income were $519.7 million and $508.9 million during the three months ended March 31, 2003 and 2002, respectively.

RECONCILIATION TO GAAP FINANCIAL MEASURES

The Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) are referred to as its “reported” financial statements. Loans included in securitization transactions which qualified as sales under GAAP have been removed from the Company’s “reported” balance sheet. However, interest income, interchange, fees and recoveries generated from the securitized loan portfolio net of charge-offs in excess of the interest paid to investors of asset-backed securitizations are recognized as non-interest income on the “reported” income statement.

The Company’s “managed” consolidated financial statements reflect adjustments made related to effects of securitization transactions qualifying as sales under GAAP. The Company generates earnings from its “managed” loan portfolio which includes both the on-balance sheet loans and off-balance sheet loans for which the Company has retained significant risk and rewards. The Company’s “managed” income statement takes the components of the non-interest income generated from the securitized portfolio and distributes the revenue to appropriate income statement line items from which it originated. For this reason, the Company believes the “managed” consolidated financial statements and related managed metrics to be useful to stakeholders.

		Securitization
	Total Reported	Adjustments	Total Managed

Income Statement Measures
Net interest income	$734,804	$773,147	$1,507,951
Non-interest income	$1,304,603	$(276,670)	$1,027,933
Total revenue	$2,039,407	$496,477	$2,535,884
Provision for loan losses	$375,851	$496,477	$872,328
Balance Sheet Measures
Consumer loans	$28,115,061	$31,098,638	$59,213,699
Total assets	$37,910,967	$31,016,516	$68,927,483
Average consumer loans	$27,824,350	$31,425,348	$59,249,698
Average earning assets	$34,144,482	$30,457,136	$64,601,618
Average total assets	$38,318,125	$31,351,435	$69,669,560
Delinquencies	$1,608,812	$1,332,695	$2,941,507

EARNINGS SUMMARY

Net income increased to $309.1 million, or $1.35 per share, for the three months ended March 31, 2003, compared to net income of $188.0 million, or $0.83 per share, for the same period in 2002. This represents a 64% increase in net income and a 63% increase in earnings per share. The growth in earnings was primarily attributable to the growth in the Company’s managed loan portfolio, a slight increase in the managed net interest margin and a decrease in the provision for loan losses. Also, contributing to the increase in earnings was non-interest expense, which had a relatively modest increase for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Managed loans consist of the Company’s reported loan portfolio combined with the off-balance sheet securitized loan portfolio. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the securitized loan portfolio. Average managed loans increased 27% to $59.2 billion for the three months ended March 31, 2003 from $46.7 billion for the same period in 2002. Total managed loans increased 22% to $59.2 billion at March 31, 2003 from $48.6 billion at March 31, 2002.

The managed net interest margin for the three months ended March 31, 2003, increased to 9.34% from 9.28% for the three months ended March 31, 2002. This increase was primarily the result of a 49 basis point decrease in the cost of funds, offset by a decrease in managed consumer loan yield due to the Company’s growth in higher credit quality loans for the three months ended March 31, 2003 compared to the same period in the prior year.

During the three months ended March 31, 2003, the provision for loan losses decreased $13.8 million to $375.9 million compared to $389.6 million for the same period in the prior year. The decrease in the provision for loan losses reflects slower loan growth and a decline in forecasted charge-offs due to declines in the delinquency rates during the three months ended March 31, 2003.

During the three months ended March 31, 2003, marketing expense decreased $111.8 million, or 32%, compared to the three months ended March 31, 2002. This decrease was a result of the Company’s efforts to slow loan growth to more historical levels. Operating expenses (all other non-interest expense) increased $124.8 million, or 15%, for the three months ended March 31, 2003 compared to the same period in the prior year. This 15% increase in operating expense compared to a higher managed loan growth rate of 22%, reflected lower account growth, increased operating efficiencies and a general shift towards higher average balance loan accounts.

================================================================================

CONSOLIDATED STATEMENTS OF INCOME

Net Interest Income

Net interest income is interest and past-due fees earned from the Company’s consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior notes and other borrowings.

Reported net interest income for the three month period ended March 31, 2003 was $734.8 million, compared to $611.2 million for the same period in the prior year, representing an increase of $123.6 million, or 20%. Net interest income increased primarily as a result of a 25% increase in the Company’s average earning assets. The reported net interest margin decreased 35 basis points to 8.61% from 8.96% for the three months ended March 31, 2003, compared to the same period in the prior year. The decrease was primarily due to a decrease in loan yield, offset by a decrease in the cost of funds. The reported loan yield decreased 64 basis points to 14.79% for the three months ended March 31, 2003, compared to 15.43% for the three months ended March 31, 2002. The yield on consumer loans decreased primarily due to the Company’s growth in higher credit quality loans, which results in a shift in the mix of the reported portfolio towards a greater composition of lower yielding, higher credit quality loans and lower past-due fees compared to the prior year.

Table 1 provides average balance sheet data, and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for each of the three months ended March 31, 2003 and 2002.

TABLE 1 — STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Three Months Ended March 31

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Earning assets
Consumer loans(1)
Domestic	$24,975,550	$923,222	14.79%	$19,860,211	$782,286	15.76%
Foreign	2,848,800	105,669	14.84%	2,544,731	81,800	12.86%

Total	27,824,350	1,028,891	14.79%	22,404,942	864,086	15.43%

Securities available for
Sale	4,417,538	42,931	3.89%	3,367,786	42,344	5.03%
Other
Domestic	1,438,568	29,541	8.21%	1,308,978	26,979	8.24%
Foreign	464,026	5,203	4.49%	218,477	952	1.74%

Total	1,902,594	34,744	7.30%	1,527,455	27,931	7.31%

Total earning assets	34,144,482	$1,106,566	12.96%	27,300,183	$934,361	13.69%
Cash and due from banks	504,494			291,900
Allowance for loan losses	(1,718,949)			(873,333)
Premises and equipment, net	781,547			783,184
Other	4,606,551			2,493,877

Total assets	$38,318,125			$29,995,811

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$16,886,501	$194,838	4.62%	$12,663,000	$165,301	5.22%
Foreign	1,053,557	14,470	5.49%	842,586	12,862	6.11%

Total	17,940,058	209,308	4.67%	13,505,586	178,163	5.28%

Senior notes	5,309,690	104,097	7.84%	5,429,992	93,904	6.92%
Other borrowings
Domestic	7,007,734	58,338	3.33%	4,884,783	50,607	4.14%
Foreign	2,181	19	3.48%	40,886	449	4.39%

Total	7,009,915	58,357	3.33%	4,925,669	51,056	4.15%

Total interest-bearing liabilities	30,259,663	$371,762	4.91%	23,861,247	$323,123	5.42%
Other	3,235,908			2,562,923

Total liabilities	33,495,571			26,424,170
Equity	4,822,554			3,571,641

Total liabilities and equity	$38,318,125			$29,995,811

Net interest spread			8.05%			8.27%

Interest income to average earning assets			12.96%			13.69%
Interest expense to average earning assets			4.35			4.73

Net interest margin			8.61%			8.96%

(1)	Interest income includes past-due fees of approximately $216,625 and $234,768 for the three month period ended March 31, 2003 and 2002, respectively.

Interest Variance Analysis

Net interest income is affected by changes in the average interest rate generated on earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of earning assets and interest-bearing liabilities. Table 2 sets forth the dollar amount of the increases and decreases in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities and from changes in yields and rates.

TABLE 2 — INTEREST VARIANCE ANALYSIS

	Three Months Ended
	March 31, 2003 vs. 2002

	Increase	Change due to(1)
(in thousands)	(Decrease)	Volume	Yield/Rate

Interest Income:
Consumer loans
Domestic	$140,936	$424,669	$(283,733)
Foreign	23,869	10,432	13,437

Total	164,805	384,140	(219,335)

Securities available for sale	587	44,841	(44,254)
Other
Domestic	2,562	3,235	(673)
Foreign	4,251	1,771	2,480

Total	6,813	7,075	(262)

Total interest income	172,205	469,613	(297,408)

Interest Expense:
Deposits
Domestic	29,537	135,809	(106,272)
Foreign	1,608	8,515	(6,907)

Total	31,145	144,883	(113,738)

Senior notes	10,193	(12,828)	23,021
Other borrowings
Domestic	7,731	60,100	(52,369)
Foreign	(430)	(353)	(77)

Total	7,301	59,857	(52,556)

Total interest expense	48,639	214,282	(165,643)

Net interest income(1)	$123,566	$271,360	$(147,794)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitization Income

In accordance with SFAS 140, the Company records gains or losses on the off-balance sheet securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Retained interests in securitized assets include interest-only strips, retained subordinated interests in the transferred pool of receivables, cash collateral accounts and accrued interest and fees on the investors’ share of the pool of receivables. Gains represent the present value of estimated excess cash flows the Company will receive over the estimated life of the receivables and are included in servicing and securitizations income. This excess cash flow essentially represents an interest-only strip, consisting of the following estimates: the excess of finance charges and past-due fees over the sum of the return paid to investors, contractual servicing fees and credit losses. The credit risk exposure on retained interests exceeds the pro rata share of the Company’s interest in the underlying receivables. However, exposure to credit losses on the securitized loans is contractually limited to the retained interests.

Servicing and securitizations income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses recognized as a result of the securitization transactions, and fair value adjustments to the interest-only strips. Servicing and securitizations income increased $103.5 million, or 17%, to $729.7 million for the three months ended March 31, 2003, from $626.1 million for the same period in 2002. This increase was primarily due to a 29% increase in the average off-balance sheet loan portfolio offset in part by a reduction in the excess spread generated by the securitized loan portfolio.

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

Service Charges and Other Customer-Related Fees

Service charges and other customer-related fees decreased by $53.6 million, or 11%, to $441.2 million for the three months ended March 31, 2003. The decrease primarily reflects a shift in the mix of the reported loan portfolio toward a greater composition of lower fee-generating loans as the Company generates more higher credit quality loans and slower account growth compared with the prior year.

Interchange Income

Interchange income decreased $12.7 million, or 13%, to $85.4 million for the three months ended March 31, 2003, from $98.1 million for the same period in 2002. This decrease is primarily attributable to a decrease in purchase volume. Total interchange income is net of $21.9 million and $24.1 million of costs related to the Company’s rewards programs for the three months ended March 31, 2003 and 2002, respectively.

Other Non-Interest Income

Other non-interest income includes gains on sales of securities, gains or losses associated with hedging transactions and service provider revenue generated by the Company’s medical procedures lending business.

Other non-interest income increased $25.9 million or 115% to $48.3 million for the three months ended March 31, 2003, compared to $22.5 million for the same period in 2002. The increase in other non-interest income was primarily due to $9.7 million of gains on sales of securities realized for the three months ended March 31, 2003 compared to $0.6 million realized for the same period in 2002. Also contributing to the increase were gains from auto loan sales during the three months ended March 31, 2003.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2003, increased $13.0 million, or 1%, compared to the same period in the prior year. Contributing to the increase was salaries and associate benefits, which increased $16.7 million, or 4%, to $397.4 million for the three months ended March 31, 2003, from $380.7 million for the same period in 2002. Marketing expense decreased $111.8 million, or 32%, for the three months ended March 31, 2003 compared to the same period in the prior year, as a result of the Company’s efforts to slow loan growth to more historical levels. All other non-interest expenses (excluding salaries and associate benefits) increased $108.1 million, or 25%, to $533.8 million for the three months ended March 31, 2003, from $425.6 million for the same period in the prior year. This increase was the result of scaled-up credit and recovery efforts combined with a greater concentration of international and auto loans as a percentage of the total loan portfolio compared to the prior year.

Income Taxes

The Company’s income tax rate was reduced to 37% for the three months ended March 31, 2003 from 38% for the three months ended March 31, 2002 due to growth and improved results of our International operations. The effective rate includes both state and federal income tax components.

MANAGED CONSUMER LOAN PORTFOLIO

The Company’s managed consumer loan portfolio is comprised of reported loans and off-balance sheet loans for which the Company has retained significant risks and rewards. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with SFAS 140, and are not assets of the Company.

Table 3 summarizes the Company’s managed consumer loan portfolio.

TABLE 3 — MANAGED CONSUMER LOAN PORTFOLIO

	March 31

(in thousands)	2003	2002

Period-End Balances:
Reported consumer loans:
Domestic	$25,133,260	$21,631,102
Foreign	2,981,801	2,796,540

Total	28,115,061	24,427,642

Off-balance sheet consumer loans:
Domestic	28,690,308	22,696,434
Foreign	2,408,330	1,439,393

Total	31,098,638	24,135,827

Managed consumer loan portfolio:
Domestic	53,823,568	44,327,536
Foreign	5,390,131	4,235,933

Total	$59,213,699	$48,563,469

	Three Months Ended
	March 31

(in thousands)	2003	2002

Average Balances:
Reported consumer loans
Domestic	$24,975,550	$19,860,211
Foreign	2,848,800	2,544,731

Total	27,824,350	22,404,942

Off-balance sheet consumer loans
Domestic	28,917,472	22,744,170
Foreign	2,507,876	1,538,466

Total	31,425,348	24,282,636

Managed consumer loan portfolio
Domestic	53,893,022	42,604,381
Foreign	5,356,676	4,083,197

Total	$59,249,698	$46,687,578

The Company actively engages in off-balance sheet consumer loan securitization transactions. Securitizations involve the transfer of a pool of loan receivables by the Company to an entity created for securitizations, generally a trust or other special purpose entity (“the trusts”). The credit quality of the receivables is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, and accrued interest and fees on the investor’s share of the pool of receivables. Securities ($31.1 billion outstanding as of March 31, 2003) representing undivided interests in the pool of consumer loan receivables are sold to the public through an underwritten offering or to private investors in private placement transactions. The Company receives the proceeds of the sale as payment for the receivables transferred. In certain securitizations, the Company retains an interest in the entity to which it transferred receivables (“seller’s interest”) equal to the amount of the outstanding receivables transferred to the trust in excess of the principal balance of the securities outstanding. For securitizations backed by a revolving pool of assets, the Company’s seller’s interest varies as the amount of the excess receivables in the trusts fluctuates as the accountholders make principal payments and incur new charges on the selected accounts. A securitization backed by non-revolving amortizing assets, such as installment loans, generally does not include a seller’s interest, as obligor principal payments are generally paid to investors on a monthly basis. A securitization accounted for as a sale in accordance with SFAS 140 results in the removal of the receivables, other than any applicable seller’s interest, from the Company’s balance sheet for financial and regulatory accounting purposes and recording of any additional retained interests.

Collections received from securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted to the Company, as described previously in “Servicing and Securitizations Income.” For amortizing securitizations, amounts in excess of the amount that is used to pay interest, fees and principal are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal as described below.

Investors in the Company’s revolving securitization program are generally entitled to receive principal payments either in one lump sum after an accumulation period or through monthly payments during an amortization period. Amortization may begin sooner in certain circumstances, including the possibility of the annualized portfolio yield (generally consisting of interest and fees) for a three-month period dropping below the sum of the interest rate payable to investors, loan servicing fees and net credit losses during the period. Increases in net credit losses and payment rates could significantly decrease the spread and cause early amortization. This early amortization could have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. At March 31, 2003, the annualized portfolio yields on the Company’s off-balance sheet securitizations sufficiently exceeded the sum of the related interest rates payable to investors, loan servicing fees and net credit losses, and as such, early amortizations of its off-balance sheet securitizations was not indicated or expected.

In revolving securitizations, prior to the commencement of the amortization or accumulation period, the investors’ shares of the principal payments received on the trusts’ receivables are reinvested in new receivables to maintain the principal balance of the securities. During the amortization period, the investors’ share of principal payments is paid to the security holders until the securities are repaid. When the trust allocates principal payments to the security holders, the Company’s reported consumer loans increase by the amount of any new activity on the accounts. During the accumulation period, the investors’ share of principal payments is paid into a principal funding account designed to accumulate principal collections so the securities can be paid in full on the expected final payment date.

Table 4 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

TABLE 4 — OPERATING DATA AND RATIOS

	Three Months Ended
	March 31

(dollars in thousands)	2003	2002

Reported:
Average earning assets	$34,144,482	$27,300,183
Net interest margin(1)	8.61%	8.96%
Loan yield	14.79	15.43

Managed:
Average earning assets	$64,601,618	$50,537,654
Net interest margin(1)	9.34%	9.28%
Loan yield	14.50	14.77

(1)	Net interest margin is equal to net interest income divided by average earning assets.

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

The Company also offers other credit card products. Examples of such products include secured cards and other cards marketed to certain consumer populations that the Company believes are underserved by its competitors. Products marketed to underserved consumers do not have a significant, immediate impact on managed loan balances; rather they typically consist of lower credit limit accounts and balances that build over time. The terms of these customized card products tend to include membership fees and higher annual finance charge rates. The profile of the consumer populations that these products are marketed to, in some cases, may also tend to result in higher account delinquency rates and consequently higher past-due and overlimit fees as a percentage of loan receivables outstanding than the low non-introductory rate products.

Table 5 provides income statement data and ratios for the Company’s consumer loan portfolio. The causes of increases and decreases in the various components of risk adjusted revenue are discussed in sections previous to this analysis.

TABLE 5 — RISK ADJUSTED REVENUE AND MARGIN

	Three Months Ended
	March 31

(dollars in thousands)	2003	2002

Reported Income Statement:
Net interest income	$734,804	$611,238
Non-interest income	1,304,603	1,241,524
Net charge-offs	(461,457)	(238,700)

Risk adjusted revenue	$1,577,950	$1,614,062

Reported Ratios:(1)
Net interest margin	8.61%	8.96%
Non-interest income	15.28	18.19
Net charge-offs	(5.41)	(3.50)

Risk adjusted margin	18.48%	23.65%

Managed Income Statement:
Net interest income	$1,507,951	$1,172,536
Non-interest income	1,027,933	990,158
Net charge-offs	(957,934)	(548,632)

Risk adjusted revenue	$1,577,950	$1,614,062

Managed Ratios:(1)
Net interest margin	9.34%	9.28%
Non-interest income	6.36	7.84
Net charge-offs	(5.93)	(4.34)

Risk adjusted margin	9.77%	12.78%

(1)  As a percentage of average earning assets.

ASSET QUALITY

The asset quality of a portfolio is generally a function of the initial underwriting criteria used, levels of competition, account management activities and demographic concentration, as well as general economic conditions. The seasoning of the accounts is also an important factor in the delinquency and loss levels of the portfolio.

Delinquencies

Table 6 shows the Company’s consumer loan delinquency trends for the years presented on a reported and managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. Delinquencies not only have the potential to impact earnings if the account charges off, but they also result in additional costs in terms of the personnel and other resources dedicated to resolving the delinquencies.

The 30-plus day delinquency rate for the reported consumer loan portfolio increased to 5.72% as of March 31, 2003, up from 4.44% as of March 31, 2002. The 30-plus day delinquency rate for the managed consumer loan portfolio was 4.97% as of March 31, 2003, up 17 basis points from 4.80% as of March 31,

2002.     Both reported and managed consumer loan delinquency rate increases as of March 31, 2003, as compared to 2002, principally reflect a continued seasoning of a portion of subprime accounts added during 2001 and the first quarter of 2002, along with slower growth of the portfolio beginning in the second half of 2002.

TABLE 6 — DELINQUENCIES

	March 31

	2003		2002

		% of		% of
(dollars in thousands)	Loans	Total Loans	Loans	Total Loans

Reported:
Loans outstanding	$28,115,061	100.00%	$24,427,642	100.00%
Loans delinquent:
30-59 days	717,428	2.55	461,980	1.89
60-89 days	347,528	1.24	231,907	0.95
90 or more days	543,856	1.93	391,391	1.60

Total	$1,608,812	5.72%	$1,085,278	4.44%

Loans delinquent by geographic area:
Domestic	1,460,275	5.81%	998,726	5.30%
Foreign	148,537	4.98%	86,552	4.28%
Managed:
Loans outstanding	$59,213,699	100.00%	$48,563,469	100.00%
Loans delinquent:
30-59 days	1,147,250	1.94	868,151	1.79
60-89 days	635,988	1.07	509,041	1.05
90 or more days	1,158,269	1.96	953,970	1.96

Total	$2,941,507	4.97%	$2,331,162	4.80%

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period principal recoveries. Table 7 shows the Company’s net charge-offs for the three month periods presented on a reported and managed basis.

TABLE 7 — NET CHARGE-OFFS

	Three Months Ended
	March 31

(dollars in thousands)	2003	2002

Reported:
Average loans outstanding	$27,824,350	$22,404,942
Net charge-offs	461,457	238,700
Net charge-offs as a percentage of Average loans outstanding	6.63%	4.26%

Managed:
Average loans outstanding	$59,249,698	$46,687,578
Net charge-offs	957,934	548,632
Net charge-offs as a percentage of Average loans outstanding	6.47%	4.70%

For the three months ended March 31, 2003, the reported net charge-off rate increased 237 basis points to 6.63% compared to the same period in the prior year. For the three months ended March 31, 2003, the managed net charge-off rate increased 177 basis points to 6.47% compared to the same period in the prior year. The increase in both the reported and managed net charge-off rates was the result of the seasoning of subprime loans added in the fourth quarter 2001 and early 2002 to the Company’s portfolio and slower loan growth.

Provision For Loan Losses

The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that, for all relevant periods, the allowance for loan losses was adequate to cover anticipated losses in the total reported consumer loan portfolio under then current conditions, met applicable legal and regulatory guidance and was consistent with GAAP. There can be no assurance as to future credit losses that may be incurred in connection with the Company’s consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported homogeneous consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance (including the “Expanded Guidance for Subprime Lending Programs” (“Subprime Guidelines”) issued by the four federal banking agencies (the “Agencies”)); credit evaluations and underwriting policies.

Table 8 sets forth the activity in the allowance for loan losses for the periods indicated. See “Asset Quality,” “Delinquencies” and “Net Charge-Offs” for a more complete analysis of asset quality.

TABLE 8 — SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31

(dollars in thousands)	2003	2002

Balance at beginning of period	$1,720,000	$840,000
Provision for loan losses
Domestic	348,497	362,748
Foreign	27,354	26,869

Total	375,851	389,617

Acquisitions/other	606	(917)
Charge-offs
Domestic	(513,821)	(269,692)
Foreign	(41,730)	(27,176)

Total	(555,551)	(296,868)

Recoveries
Domestic	85,943	52,374
Foreign	8,151	5,794

Total	94,094	58,168

Net charge-offs	(461,457)	(238,700)

Balance at end of period	$1,635,000	$990,000

Allowance for loan losses to loans at period-end	5.82%	4.05%

Allowance for loan losses by geographic distribution:
Domestic	$1,555,554	$930,253
Foreign	79,446	59,747

The allowance for loan losses decreased by $85.0 million to $1.6 billion as of March 31, 2003 from $1.7 billion as of December 31, 2002. The decrease in the allowance was the result of a decrease in the provision for loan losses and an increase in net charge-offs compared to the same period in the prior year. The decrease in the provision for loan losses was the result of slower loan growth and a decline in forecasted charge-offs caused by declines in the delinquency rates for its reported loan portfolio during the three months ended March 31, 2003. The increase in charge-offs for the three months ended March 31, 2003 compared to the same period in the prior year was the result of the seasoning of subprime loans added in the fourth quarter 2001 and early 2002 to the Company’s portfolio and overall slower loan growth.

REPORTABLE SEGMENTS

The Company manages its business by three distinct operating segments: Consumer Lending, Auto Finance and International. The Consumer Lending, Auto Finance and International segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Management decision making is performed on a managed portfolio basis, and information about reportable segments is provided on a managed portfolio basis.

TABLE 9 – REPORTABLE SEGMENTS

	Consumer Lending		Auto Finance		International

	As of and for the Three		As of and for the Three		As of and for the Three
	Months Ended March 31		Months Ended March 31		Months Ended March 31

	2003	2002	2003	2002	2003	2002

Loans receivable	$45,963,055	$39,252,235	$7,742,475	$5,215,016	$5,390,131	$4,232,896
Net income	309,226	272,024	(6,461)	(10,000)	18,070	(8,509)
Net charge-off rate	7.12%	5.00%	4.91%	3.38%	4.28%	3.58%
Delinquency rate	4.99%	4.98%	5.37%	3.97%	4.22%	4.08%

Consumer Lending Segment

The Consumer Lending segment consists primarily of domestic credit card and installment lending activities. Total Consumer Lending segment loans increased 17% to $46.0 billion at March 31, 2003, compared to $39.3 billion at March 31, 2002. The loan growth in this segment reflects the Company’s continued success in applying its IBS.

Net charge-offs of Consumer Lending segment loans increased $355.1 million, or 75%, while average Consumer Lending segment loans for the three month period ended March 31, 2003 grew 23% compared to the same period in the prior year. For the three month period ended March 31, 2003, the Consumer Lending segment’s net charge-offs as a percentage of average Consumer Lending segment loans outstanding were 7.12%, compared to 5.00% for the prior year. This increase was consistent with management’s expectations and was driven by the seasoning of loans in the portfolio and the relatively lower loan growth experienced in the second half of 2002 through the first quarter 2003.

The 30-plus day delinquency rate for the Consumer Lending segment was 4.99% as of March 31, 2003, which was consistent with the delinquency rate of 4.98% as of March 31, 2002. Delinquencies were down 55 basis points from December 31, 2002 due to the shift in the mix towards lower yielding, higher credit quality loans within the portfolio.

Auto Finance Segment

The Auto Finance segment consists of automobile lending activities. Total Auto Finance segment loans outstanding increased 48% to $7.7 billion at March 31, 2003, compared to $5.2 billion at March 31, 2002. The increase in auto loans outstanding was the result of expanded organizational capabilities and increased reliance on proven IBS concepts, which attracted new dealer-sourced and direct loan volume.

Net charge-offs of Auto Finance segment loans increased $52.7 million, or 140%, while average Auto Finance loans for the three month period ended March 31, 2003 grew 65%, compared to the same period in the prior year. For the three month period ended March 31, 2003, the Auto Finance segment’s net charge-offs as a percentage of average Auto Finance segment loans outstanding were 4.91% compared to 3.38% for the prior year. The increase was also driven by continued deterioration in used car values, which caused higher loss severity.

The 30-plus day delinquency rate for the Auto Finance segment was 5.37% as of March 31, 2003, up 140 basis points from 3.97% as of March 31, 2002. The increase in delinquencies was primarily the result of slower loan growth and general economic weakness.

International Segment

The International segment consists of all non-domestic consumer lending activities. Total International segment loans outstanding increased 27% to $5.4 billion at March 31, 2003, compared to $4.2 billion at December 31, 2002. The increase in total outstandings was principally the result of the successful application of IBS to originate loans in the United Kingdom and Canada.

Net charge-offs of International segment loans increased $20.8 million, or 57% while average International segment loans for the three months ended March 31, 2003 grew 31%, compared to the same period in the prior year. For the three months ended March 31, 2003, the International segment’s net charge-offs as a percentage of average International segment loans outstanding were 4.28% compared to 3.58% for the same period in the prior year. The increase was driven primarily by increased charge-offs in the Canadian business.

The 30-plus day delinquency rate for the International segment was 4.22% as of March 31, 2003, up 14 basis points from 4.08% as of March 31, 2002. International delinquencies increased primarily as a result of the seasoning of the Canadian credit portfolio.

FUNDING

The Company has established access to a variety of funding alternatives in addition to securitization of its consumer loans. Table 10 illustrates the Company’s unsecured funding sources.

TABLE 10 — FUNDING AVAILABILITY AS OF MARCH 31, 2003

	Effective/			Final
(dollars or dollar equivalents in millions)	Issue Date	Total Capacity	Availability(1)	Maturity(5)

Senior and Subordinated Global Bank Note Program(2)	1/03	$8,000	$5,000	—
Senior Domestic Bank Note Program(3)	4/97	$808	—	—
Domestic Revolving Credit Facility(4)	5/99	$1,200	$1,200	5/03
Multicurrency Facility(5)	8/00	$328	$328	8/04
Collateralized Revolving Credit Facility	—	$2,200	$1,141	—
Corporation shelf registration	3/02	—	$2,248	—

(1)	All funding sources are non-revolving except for the Multicurrency Credit Facility,the Domestic Revolving Credit Facility and the Collateralized Revolving Credit Facility. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.

(2)	The notes issued under the global senior and subordinated bank note program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in May 2003.

(3)	The notes issued under the senior domestic bank note program have original terms of one to ten years. The senior domestic bank note program is no longer available for issuances.

(4)	This facility was terminated and replaced with a $1.0 billion revolving credit facility in May 2003.

(5)	US dollar equivalent based on the USD/Euro exchange rate as of March 31, 2003.

(6)	Maturity date refers to the date the facility terminates, where applicable.

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated

Global Bank Note Program had $2.7 billion outstanding at March 31, 2003. In January 2003, the Bank increased its capacity under the Senior and Subordinated Global Bank Note Program to $8.0 billion and in May 2003 updated this Program. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $808.4 million was outstanding at March 31, 2003. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

The Domestic Revolving Credit Facility (the “Credit Facility”) is available for general corporate purposes of the Company. The Credit Facility is comprised of two tranches: a $810.0 million Tranche A facility available to the Bank and the Savings Bank, including an option for up to $250.0 million in multicurrency availability; and a $390.0 million Tranche B facility available to the Corporation, the Bank and the Savings Bank, including an option for up to $150.0 million in multicurrency availability. All borrowings under the Credit Facility are based on varying terms of LIBOR. The Bank has irrevocably undertaken to honor any demand by the lenders to repay any borrowings which are due and payable by the Savings Bank but have not been paid.

In May 2003, the Company entered into a revolving credit facility providing for an aggregate of $1.0 billion in unsecured borrowings from various lending institutions to be used for general corporate purposes (the “New Credit Facility”). Also on that date, the Company terminated the Credit Facility. The New Credit Facility is available to the Corporation, the Bank and the Savings Bank. However, the Corporation’s availability is limited to $250.0 million. All borrowings under the New Credit Facility are based on varying terms of LIBOR.

A multicurrency revolving credit facility (the “Multicurrency Facility”) is available for general purposes of the Bank’s business in the United Kingdom. The Corporation and the Bank serve as guarantors of all borrowings by Capital One Bank (Europe), plc under the Multicurrency Facility. Internationally, the Company has funding programs available to foreign investors or to raise funds in foreign currencies, allowing the Company to borrow from U.S. and non-U.S. lenders, including foreign currency funding options under the Credit Facility discussed above. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translations.

In April 2002, COAF entered into a $2.2 billion collateralized revolving warehouse credit facility collateralized by a security interest in certain consumer loan assets. The collateralized revolving warehouse credit facility has several participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. All participants have renewal dates occurring in 2003 and 2004. Interest on the facility is based on commercial paper rates.

As of March 31, 2003, the Corporation had two effective shelf registration statements under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of March 31, 2003, the Company had $18.5 billion in interest-bearing deposits of which $8.1 billion represents large denomination certificates of $100 thousand or more, with original maturities up to ten years.

Table 11 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of March 31, 2003.

TABLE 11 — MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	March 31, 2003

(dollars in thousands)	Balance	Percent

Three months or less	$679,168	8.42%
Over 3 through 6 months	999,253	12.38
Over 6 through 12 months	1,390,316	17.23
Over 12 months through 10 years	5,001,293	61.97

Total	$8,070,030	100.00%

DERIVATIVE INSTRUMENTS

The Company enters into interest rate swap agreements in order to manage interest rate exposure. In most cases, this exposure is related to the funding of fixed rate assets with floating rate obligations, including off-balance sheet securitizations. The Company also enters into forward foreign currency exchange contracts and cross currency swaps to reduce sensitivity to changing foreign currency exchange rates. The hedging of foreign currency exchange rates is limited to certain intercompany obligations related to international operations. These derivatives expose the Company to certain credit risks. The Company has established policies and limits, as well as collateral agreements, to manage credit risk related to derivative instruments.

RISK MANAGEMENT

Risk is an inherent part of the Company’s business and activities. The Company’s ability to properly and effectively identify, assess, monitor and manage risk in its business activities is critical to its safe and sound operation and profitability. Among other risks, the Company’s business activities generate credit risk, liquidity risk, interest rate risk and operational risk, each of which is described below.

Credit Risk

Credit risk is one of the Company’s most important risk categories. Consequently, as part of the Company’s risk management process, the Company has established a central reference system of control of credit polices and programs that is designed to maintain the ability of the Company’s operating units to respond flexibly to changing market and competitive conditions. In 2002, the Company appointed a dedicated Chief Credit Officer, expanded its central Credit Risk Management staff and strengthened its Credit Policy Committee. The credit committee and staff group oversee that the Company’s credit decisions are made on a conservative basis, that each of its operating units apply best practices in measuring and managing credit risk, and that all relevant factors, including credit outlook, profitability, and the competitive, economic and regulatory environment are considered in making credit decisions.

In addition to strong governance, another key element in the Company’s management of credit risk is its use of IBS, which is the foundation of the Company’s credit decision making approach. IBS governs the Company’s selection of customers and its approach to pricing, credit line management, customer management, collections and recoveries. It provides a framework in which the Company can apply a very high degree of analytical rigor to decision making while preserving the flexibility to respond quickly to changing market and economic conditions.

The Company’s credit risk profile is managed with the goal of maintaining better than average credit quality, strong risk-adjusted returns and increased diversification. This is accomplished by increasing growth in the prime and superprime card business, while reducing growth in the subprime card business, by customizing credit lines and product terms to each consumer segment to ensure appropriate returns, by diversification into consumer lending products such as automobile financing and unsecured installment lending and by international expansion. The centralized Credit Risk Management group monitors overall composition and quality of the credit portfolio. The Company takes into consideration potential future economic conditions when monitoring and assessing its credit portfolio to understand its credit risk profile under various stressful conditions.

The Company’s guiding principles, strengthened central governance and Board-directed risk tolerances, are designed to ensure that senior executives are well-informed of credit trends and can make appropriate credit and business decisions for the Company. The Company promotes day-to-day market responsiveness and flexibility by empowering its business line managers to develop credit strategies and programs aligned with the objective of long-term business profitability. The credit program development process considers the evolving needs of the target market, the competitive environment and the economic outlook. It is highly analytical and uses the Company’s extensive database of past test results. Senior Credit Officers, who are appointed by the Credit Policy Committee, oversee all credit program development. Large new programs or program changes are reviewed by the Credit Policy Committee or its subcommittee.

Most of the Company’s credit strategies rely heavily on the use of sophisticated proprietary scoring models. These models consider many variables, including credit scores developed by nationally recognized scoring firms. The models are validated, monitored and maintained in accordance with detailed policies and procedures to ensure their continued validity.

Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed “economic value of equity”) due to interest rate changes. To the extent that managed interest income and expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings and economic value of equity could be affected. The Company’s managed net interest income is affected primarily by changes in LIBOR, as variable rate card receivables, securitization bonds and corporate debts are repriced. The Company manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity, repricing and distribution of assets and liabilities and by entering into interest rate swaps.

The Company measures interest rate risk through the use of a simulation model. The model generates a distribution of 12-month managed net interest income outcomes based on a plausible set of interest rate paths, which are generated from an industry-accepted term structure model. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The Company’s Asset/Liability Management Policy requires that based on this distribution there be no more than a 5% probability of a reduction in 12-month net interest income of more than 3% of base net interest income. The interest rate scenarios evaluated as of March 31, 2003 included scenarios in which short-term interest rates rose by over 300 basis points or fell by as much as 130 basis points over 12 months.

The Asset/Liability Management Policy also limits the change in 12-month net interest income and economic value of equity due to instantaneous parallel rate shocks.

As of March 31, 2003, the Company was in compliance with its interest rate risk management policies. The measurement of interest rate sensitivity does not consider the effects of changes in the overall level of economic activity associated with various interest rate scenarios or reflect the ability of management to take action to further mitigate exposure to changes in interest rates. This action may include, within legal and competitive constraints, the repricing of interest rates on outstanding credit card loans.

Liquidity Risk

Liquidity risk refers to the Company’s ability to meet its cash needs. The Company meets its cash requirements by securitizing assets, gathering deposits and issuing debt and equity. As discussed in “Managed Consumer Loan Portfolio,” a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of the existing securitizations vary from 2003 to 2008, and for revolving securitizations have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization could have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet.

As such amounts amortize or are otherwise paid, the Company believes it can securitize additional consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of March 31, 2003, the Company had $6.3 billion of such securities.

Liability liquidity is measured by the Company’s ability to obtain borrowed funds in the financial markets in adequate amounts and at favorable rates. As of March 31, 2003, the Company, the Bank and the Savings Bank collectively had over $2.7 billion in unused commitments under various credit facilities available for liquidity needs.

Operational Risk

The Company is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control, system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as result of noncompliance with applicable regulatory standards.

The Company operates in a number of different businesses and markets and places reliance on the ability of its employees and systems to process a high number of transactions. In the event of a breakdown in the internal control systems, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, management maintains a system of internal controls with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data.

The Company maintains systems of control that provide management with timely and accurate information about the operations of the Company. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. Management continually monitors and improves its internal controls systems and Company-wide processes and procedures to reduce the likelihood of losses related to operational risk.

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

The most recent notifications received from the Regulators categorized the Bank and the Savings Bank as “well-capitalized.” To be categorized as “well-capitalized,” the Bank and Savings Bank must maintain minimum capital ratios as set forth in Table 12. As of March 31, 2003, there were no conditions or events since these notifications that management believes would have changed either the Bank or the Savings Bank’s capital category.

TABLE 12 — REGULATORY CAPITAL RATIOS

				To Be "Well
	Regulatory Filing	Applying Subprime		Capitalized" Under
	Basis	Guidance	Minimum for Capital	Prompt Corrective Action
	Ratios	Ratios	Adequacy Purposes	Provisions

March 31, 2003
Capital One Bank
Tier 1 Capital	15.83%	11.48%	4.00%	6.00%
Total Capital	18.11	13.39	8.00	10.00
Tier 1 Leverage	13.55	13.55	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.71%	11.81%	4.00%	6.00%
Total Capital	17.41	13.39	8.00	10.00
Tier 1 Leverage	14.61	14.61	4.00	5.00

March 31, 2002
Capital One Bank
Tier 1 Capital	10.84%	N/A	4.00%	6.00%
Total Capital	12.84	N/A	8.00	10.00
Tier 1 Leverage	12.68	N/A	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	9.96%	N/A	4.00%	6.00%
Total Capital	11.80	N/A	8.00	10.00
Tier 1 Leverage	8.84	N/A	4.00	5.00

Since early 2001, the Bank and Savings Bank have treated a portion of their loans as “subprime” under the Subprime Guidelines and have assessed their capital and allowance for loan losses accordingly. In the second quarter of 2002, the Company adopted a revised application of the Subprime Guidelines, the result of which was to require more capital and allowance for loan losses to be held against subprime loans. Under the revised application of the Subprime Guidelines, the Company has, for purposes of calculating capital ratios, risk weighted subprime loans in targeted programs at 200%, rather than the 100% risk weighting applied to loans not in targeted subprime programs. The company has addressed the additional capital requirements with available resources. Under the revised application of the Subprime Guidelines, each of the Bank and Savings Bank exceeds the requirements for a “well-capitalized” institution as of March 31, 2003.

For purposes of the Subprime Guidelines, the Company has treated as “subprime” all loans in the Bank’s and the Savings Bank’s targeted subprime programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of March 31, 2003, approximately $4.9 billion or 27.3% of the Bank’s, and $3.4 billion or 28.0% of the Savings Bank’s, on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

In November 2001, the Agencies adopted an amendment to the regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes (i.e., guarantees on third-party assets), residual interests in asset securitizations, and certain other securitized transactions. Effective January 1, 2002, this rule amended the Agencies’ regulatory capital standards to create greater differentiation in the capital treatment of residual interests. On May 17, 2002, the Agencies issued an advisory interpreting the application of this rule to a residual interest commonly referred to as an accrued interest receivable (the “AIR Advisory”). The effect of this AIR Advisory is to require all insured depository institutions, including the Bank and the Savings Bank, to hold significantly higher levels of regulatory capital against accrued interest receivables beginning December 31, 2002. The Bank and the Savings Bank have met this capital requirement and remain well capitalized.

The Company currently expects to operate each of the Bank and Savings Bank in the future with a total capital ratio of at least 12%. The Corporation has a number of alternatives available to meet any additional regulatory capital needs of the Bank and the Savings Bank, including substantial liquidity held at the Corporation and available for contribution.

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of March 31, 2003, the Company’s Tier 1 Leverage ratio was 12.40%. The Company expects to maintain a Tier 1 leverage ratio of at least 6% in the future.

Additionally, federal banking law limits the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of March 31, 2003, retained earnings of the Bank and the Savings Bank of $892.9 million and $518.4 million, respectively, were available for payment of dividends to the Corporation without prior approval by the Regulators. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

Dividend Policy

Although the Company expects to reinvest a substantial portion of its earnings in its business, the Company also intends to continue to pay regular quarterly cash dividends on its common stock. The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon the Company’s results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that the Corporation will declare and pay any dividends. As a holding company, the ability of the Corporation to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. Applicable banking regulations and provisions that may be contained in borrowing agreements of the Corporation or its subsidiaries may restrict the ability of the Corporation’s subsidiaries to pay dividends to the Corporation or the ability of the Corporation to pay dividends to its stockholders.

LEGISLATIVE AND REGULATORY MATTERS

Informal Memorandum of Understanding

As described in the Company’s report on Form 10-Q, dated August 13, 2002, the Company has entered into an informal memorandum of understanding with the bank regulatory authorities with respect to certain issues, including capital, allowance for loan losses, finance charge and fee reserve policies, procedures, systems and controls. A memorandum of understanding is characterized by regulatory authorities as an informal action, that is not published or publicly available. The Company has implemented levels of capital, reserves and allowances that it believes satisfy the memorandum of understanding.

In addition, as required under the memorandum of understanding, the Company has continued to take actions, among others, to enhance its enterprise risk management framework and legal entity business plans. As part of the ongoing supervision of the Bank and the Savings Bank, the Company will periodically report to, and consult with, the Regulators on all the matters addressed under the informal memorandum of understanding. While the Company has delivered on the principal requirements of the informal memorandum of understanding, it expects its Regulators to monitor its ongoing execution for some period of time and it is not possible to predict when the Company will achieve its goals for all items under the memorandum of understanding. The Company is also subject to ongoing general and targeted regulatory exams. Hence, the Company is unable to predict the exact timing for conclusion or termination of the informal memorandum of understanding.

Gramm-Leach-Bliley Financial Services Modernization

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”) does not impact the permissible range of the Corporation’s activities; it does, however, impose some limitations on the future activities of unitary thrift holding companies. Existing unitary thrift holding companies such as the Corporation are “grandfathered” with full powers to continue and expand their current activities. Grandfathered unitary thrift holding companies, however, may not be acquired by nonfinancial companies and maintain their grandfathered powers. In addition, if a grandfathered unitary thrift holding company is acquired by a financial company without such grandfathered rights, it may lose its ability to engage in certain non-banking activities otherwise ineligible for bank holding companies or financial holding companies.

The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia’s Bureau of Financial Institutions. The Corporation’s automobile financing activities include COAF and PeopleFirst and fall under the scrutiny of the state agencies having supervisory authority under applicable sales finance laws or consumer finance laws in most states. The Corporation also faces regulation in the international jurisdictions in which it conducts its business.

Basel Committee

In April 2003, the Basel Committee on Banking Supervision (the “Committee”) issued a consultative document for public comment, “The New Basel Capital Accord,” which proposes significant revisions to the current Basel Capital Accord. The proposed new accord would establish a three-part framework for capital adequacy that would include: (1) minimum capital requirements; (2) supervisory review of an institution’s capital adequacy and internal assessment process; and (3) market discipline through effective disclosures regarding capital adequacy.

The first part of the proposal would create options for a bank to use when determining its capital charge. The option selected by each bank would depend on the complexity of the bank’s business and the quality of its risk management. The proposed Standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank’s capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach (the “IRB Approach”). Under the IRB Approach, a bank could use its internal estimates to determine certain elements of credit risk, such as the loss that a borrower’s default would cause and the probability of a borrower’s default. The Committee is also proposing an explicit capital charge for operational risk to provide for risks created by processes, systems, or people, such as internal systems failure or fraud.

The second part of the proposal would establish new supervisory review requirements for capital adequacy and would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The proposed supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates.

The third aspect of the proposal, market discipline, would require detailed disclosure of a bank’s capital adequacy to enhance the role of market participants in encouraging banks to hold adequate capital. Each bank would also be required to disclose how it evaluates its own capital adequacy.

It is not clear as of this date whether and in what manner the proposed new accord will be adopted by U.S. bank regulators with respect to banking organizations that they supervise and regulate. Adoption of the proposed new accord could require U.S. banking organizations to increase their capital, due in part to the new capital requirement for operational risk.

Privacy and Fair Credit Reporting

The GLB Act requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of non-public personal information about them with non-affliated third persons. The Corporation and the Bank each have a written privacy notice posted on the Corporation’s web site which is delivered to each of its customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. Under that privacy notice, the Corporation and the Bank protect the security of information about their customers, educates their employees about the importance of protecting customer privacy, and allows their customers to remove their names from the solicitation lists they use and share with others. The Corporation and the Bank require business partners with whom they share such information to abide by the redisclosure and reuse provisions of the GLB Act. The Corporation and the Bank have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act.

If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Corporation and/or the Bank may need to amend their privacy policies and adapt their internal procedures. In addition to adopting federal requirements regarding privacy, the GLB Act also permits individual states to enact stricter laws relating to the use of customer information. Vermont and North Dakota have done so by regulation or referendum, and many states, notably California, are expected to consider such proposals which may impose additional requirements or restrictions on the Corporation and/or the Bank. Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the FCRA on a uniform, nationwide basis. Portions of the federal FCRA related to credit reporting, prescreening, sharing of information between affiliates, and the use of credit data may become subject to additional state legislation if Congress does not extend its explicit preemption over such matters by December 31, 2003 on a uniform, nationwide basis. If Congress fails to extend this preemption, future state legislation may make it more difficult or more costly for the Company to obtain credit bureau data, and may impact the quality or quantity of available data.

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

USA PATRIOT Act of 2001

On October 26, 2001, the President signed into law the USA PATRIOT Act 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondence accounts for non-U.S. persons; standards for verifying customer identification at account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and filing suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Department of Treasury in consultation with the FRB and other federal financial institution regulators has promulgated rules and regulations implementing the Patriot Act which: prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; require financial institutions to maintain certain records for correspondent accounts of foreign banks; require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; require due diligence with respect to private banking and correspondence banking accounts; facilitate information sharing between government and financial institutions, and require financial institutions to have in place an anti-money laundering program.

In addition, an implementing regulation under the Patriot Act regarding verification of customer identification by financial institutions was recently finalized and will become effective on May 30, 2003. The Corporation has implemented and will continue to implement the provisions of the Patriot Act as such provisions become effective. The Corporation currently maintains and will continue to maintain policies and procedures to comply with the Patriot Act requirements.

FFIEC

On January 8, 2003 the FFIEC released Account Management and Loss Allowance Guidance (the “Guidance”). The Guidance applies to all credit lending of regulated financial institutions and generally requires that banks properly manage several elements of their credit card lending programs, including line assignments, over-limit practices, minimum payment and negative amortization, workout and settlement programs and the accounting methodology used for various assets and income items related to credit card loans.

The Company believes that its credit card account management and loss allowance practices are prudent and appropriate and, therefore, consistent with the Guidance. The Company also believes the Guidance will not have a material adverse effect on its financial condition or results of operations. The Company cautions, however, that similar to the Subprime Guidelines, the Guidance provides wide discretion to bank regulatory agencies in the application of the Guidance to any particular institution and its account management and loss allowance practices. Accordingly, under the Guidance, bank examiners could require changes in the Company’s account management or loss allowance practices in the future.

Sarbanes-Oxley

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies that are required to file periodic reports with the Securities Exchange Commission (“SEC”) and contains a number of significant changes relating to the responsibilities of directors and officers and reporting and governance obligations of SEC reporting companies. Certain provisions of the Sarbanes-Oxley Act were effective immediately without action by the SEC; however many provisions became, or will become, effective after its passage and required, or will require, the SEC to issue implementing rules. Following the passage of the Sarbanes-Oxley Act, the Company has taken steps which it believes place it in substantial compliance with the effective provisions of the Sarbanes-Oxley Act. The Company continues to monitor SEC rulemaking to determine if additional changes are needed to comply with provisions that will become effective in the future. During the course of its compliance efforts, the Company has identified no significant changes which must be made to its organizational and control structures or existing processes as a result of this legislation and the currently effective rules issued by the SEC thereunder.

BUSINESS OUTLOOK

This business outlook section summarizes the Company’s expectations for earnings for 2003, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward looking, and therefore actual results could differ materially. Factors that could materially influence results are set forth throughout this section and below under “Risk Factors”).

Earnings Goals

The Company has historically targeted annual growth in earnings per share of at least 20%, with 2002 marking the eighth consecutive year that this goal has been achieved. Looking forward, the Company anticipates earnings per share results of at least $4.55 in 2003, or approximately 16% growth over the $3.93 earnings per share achieved in 2002. The Company continues to target long-term earnings per share growth of 20%.

The Company’s 2003 earnings per share growth target results from its decision in mid-2002 to moderate the growth of its managed loans outstanding to 15-20% in 2003 from 32%, 53% and 46% in 2002, 2001 and 2000, respectively. In 2003, the Company expects marketing spending to gradually increase each quarter from the $242 million invested in the first quarter of 2003.

The Company expects to achieve these results based on the continued success of its business strategies and its current assessment of the competitive, regulatory and funding market environments that it faces (each of which is discussed elsewhere in this Quarterly Report), as well as the expectation that the geographies in which the Company competes will not experience significant consumer credit quality erosion, as might be the case in an economic downturn or recession.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality of its earning assets (which affects fees and chargeoffs) and the Company’s marketing and operating expenses. An overview of trends in these metrics, as well as a discussion of the Company’s core IBS and the competitive dynamics of the Company’s three operating segments, follow.

Revenue

Net interest margin is expected to fluctuate slightly due to the Company’s scheduled repricings of certain introductory rate credit card products and a gradual shift towards superprime assets, but is expected to stabilize around 9% in 2003. Non-interest income is expected to remain stable in 2003 compared to 2002, consistent with a gradual shift towards higher credit quality assets, which generate less fee income than assets generated by customers at the lower end of the credit spectrum. Risk adjusted margin should also fluctuate as a result of underlying revenue and charge-off dynamics, but is expected to remain around 10% in 2003.

Marketing Investment

As stated previously, marketing expense is expected to gradually increase on a quarterly basis from the $242 million invested in the first quarter of 2003. A portion of this marketing spending will continue to support the Company’s efforts to build a strong brand for the Company. The Company’s “What’s in Your Wallet” campaign has resulted in the Company achieving brand awareness and brand equity scores among the highest in the credit card industry, as measured by third-party firms. The Company believes the branded franchise that it is building strengthens and enables its IBS and mass customization strategies across product lines. The Company cautions, however, that an increase or decrease in marketing expense or brand awareness does not necessarily correlate to a comparable increase or decrease in outstandings balances or accounts due to, among other factors, the long-term nature of brand building, customer attrition and utilization patterns, and shifts over time in targeting consumers and/or products that have varying marketing acquisition costs.

Management expects to vary its marketing across its credit card, installment lending and auto lending products depending on the competitive dynamics of the various markets in which it participates. Currently, among the Company’s various product lines, U.S. credit cards marketed to consumers with the most favorable credit profiles are facing the highest degree of intensity of competition. Accordingly, the Company expects to focus a larger proportion of its marketing expenditures on other products marketed to similar consumer bases, such as installment loans and U.K. credit cards, in the short term. The Company expects to adjust its marketing allocations, however, to target specific product lines that it believes offer the highest response rates and opportunities from time to time.

As a result of overall marketing investments the Company expects to make in 2003 and the continued shift toward higher credit quality, and thus higher balance accounts, the Company expects little or no account growth in 2003. The Company also expects managed loans outstanding to increase by approximately 15%-20% in 2003, with more of the growth comprising superprime and prime assets rather than subprime assets.

Operating Cost Trends

Management believes one of its competitive advantages is its low operating cost structure, and therefore measures operating efficiency using a variety of metrics which vary by specific department or business unit. Nevertheless, the Company believes that overall operating cost per account (defined as all non-interest expense less marketing, divided by the average annual number of accounts) is an appropriate gauge of the operating efficiency of the enterprise as a whole. Operating cost per account is expected to rise slightly but remain around $80 in 2003.

Impact of Delinquencies, Charge-offs and Attrition

The first quarter of 2003 evidenced a strong improvement in delinquencies, with balances 30 days or more delinquent falling from 5.60% of balances on December 31, 2002, to 4.97% on March 31, 2003. Since reductions in delinquent balances typically result in reductions in charge-offs in later periods, the company currently believes the charge-off rate in the second quarter of 2003 will be lower than the 6.47% experienced in the first quarter of 2003. Furthermore, the Company believes that the charge-off rate in the second half of 2003 will be lower than in the second quarter of 2003.

The Company’s earnings are particularly sensitive to delinquencies and charge-offs in its portfolio. As delinquency levels fluctuate, the resulting amount of past due and overlimit fees (which are significant sources of revenue) will also fluctuate. Furthermore, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that can ultimately result from these varying levels of delinquencies. Delinquencies and charge-offs are impacted by a number of factors such as general economic trends affecting consumer credit performance, regulatory and legislative developments affecting bankruptcy and fee assessment or recognition policies, the degree of seasoning of the portfolio, the product mix and the success of the Company’s collections efforts.

The Company’s earnings are also sensitive to the level of customer and/or balance attrition that it experiences. Fluctuation in attrition levels can occur due to the level of competition within the industries in which the Company competes, as well as competition from outside of the Company’s industries, such as consumer debt consolidation that may occur during a period of significant mortgage refinancing.

Our Core Strategy: IBS

The Company’s core strategy has been, and is expected to continue to be, to apply its proprietary IBS to the businesses in which it competes, principally focused on consumer lending products. The Company continues to seek to identify new product and new market opportunities, and to make investment decisions that are informed by the Company’s intensive testing and analysis to be profitable, for the enterprise to pursue.

At its core, IBS is an organizational culture, a pool of analytically oriented employees, a flexible information technology and a series of scientific testing processes followed by rigorous analysis and optimization. The Company applies IBS to all aspects of its business, including marketing copy and response optimization, underwriting and risk management and modeling, and servicing, cross-sell, and collections and recoveries optimization. The result is a series of mass customized products and services delivered to customers based on their individual needs, but also intended to drive profitability for the Company.

Additionally, the Company believes it garners competitive advantage by competing across the full credit spectrum in the industries and geographies in which it competes. Some of the benefits of competing across the full credit spectrum are economies of scale and scope in marketing and servicing, cross-fertilization of risk modeling and risk management insights derived by testing and analyzing risk strategies for customers of different credit quality, and the flexibility to divert marketing spending away from products experiencing heavy competition and towards those products with moderate competitive intensity in order to maximize returns over time, as described above.

The Company’s lending products and other products are subject to intense competitive pressures which management anticipates will continue to increase as the lending markets mature, which could affect the economics of decisions that the Company has made or will make in the future in ways which it did not anticipate, test or analyze.

Consumer Lending Segment

This segment consists of $46 billion of U.S. credit card and installment loan receivables, marketed to customers across the full credit spectrum.

The competitive environment is currently intense for credit card products marketed to consumers with the best credit profiles. The Federal Reserve’s recent lowering of interest rates has allowed many issuers to enter the market with fixed annual percentage rate (“APR”) credit cards below 10%. Prior to these interest rate reductions, the Company was the only major issuer to be heavily marketing fixed rate cards below 10%. As interest rates have fallen, the Company has offered 0% introductory rates, followed by low long-term fixed rates. At the same time, industry mail volume increased substantially in mid-2002, putting downward pressure on response rates to the Company’s new customer solicitations. Additionally, competition has increased the attrition levels in the Company’s existing superprime portfolio, although they still remain well below the attrition levels realized in the prime and subprime segments.

Likewise, the Company’s credit card products marketed to consumers with less established or higher risk credit profiles continue to experience steady competition. These products generally feature higher annual percentage rates, lower credit lines, and annual membership fees. Additionally, since these borrowers are viewed by issuers as higher risk, they tend to be more likely to pay late or exceed their credit limit, which results in additional fees assessed to their accounts. The Company’s strategy has been, and is expected to continue to be, to offer competitive APRs and annual membership, late and overlimit fees on these accounts.

Auto Finance Segment

This segment consists of $7.7 billion of U.S. auto receivables, marketed to both superprime and subprime customers, via direct and indirect marketing channels. The Company continues to expect to originate more loans through direct channels such as via the Internet or direct mail, than through indirect channels such as via auto dealers. The Company is also testing the auto lending prime market and has an immaterial amount of receivables in this portion of the credit spectrum at this time. It is the Company’s goal to become a full spectrum auto finance lender, much like it has achieved in the U.S. credit card industry. In addition to the competitive advantages of being a full credit spectrum lender discussed above, the scale sensitive nature of the auto finance business generates additional economic leverage.

In the fourth quarter of 2002, the Company entered into a forward flow agreement with a purchaser to sell subprime auto receivables originated via its auto dealer network. These assets are sold at a premium, servicing released with no recourse. During the first quarter 2003, the Company sold $85 million of subprime auto receivables under this agreement. These assets are originated using the Company’s underwriting policies.

Credit quality in the superprime auto finance business has remained strong, with net chargeoffs in the 15-20 basis point range expected in 2003. Net chargeoffs in the sub-prime auto business have continued to improve, on a static pool basis, in each year that the Company has participated in the sector. This steady improvement is in spite of the weakness in the U.S. economy over the last few years, as well as declines in the prices of used cars the Company has been able to garner in the wholesale used car market when selling repossessed vehicles. Despite these pressures, the Company believes that it can continue to steadily and profitably grow market share and profits in the auto finance business.

International Segment

This segment consists of $5.4 billion of credit card receivables and installment loans, principally originated and managed in the U.K. and Canada. Additionally, the Company has been testing and plans to continue to test new geographic markets.

The improvement in the Company’s financial performance over the past twelve months is due to the maturation of the Company’s businesses in the U.K. and Canada. Both of these businesses are generating profitable portfolio growth, realizing lower operating expenses and steadily improving risk management.

In 2002, the Company also launched its “What’s in Your Wallet?” and “No Hassle” brand campaigns in the U.K. This strong focus on brand marketing activity, combined with industry leading rates and products, has enabled our U.K. business to continually rank among the top three issuers of new credit cards in the U.K. market in terms of managed loans outstanding.

The Company is also committed to diversifying into new geographies and expects to pursue new international opportunities from time to time.

Risk Factors

The strategies and objectives outlined above, and the other forward-looking statements contained in this section, involve a number of risks and uncertainties. The Company cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially. This section highlights specific risks that could affect the business and the Company. Although, the Company has tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and the Company cannot predict such risks or estimate the extent to which they may affect the Company’s financial performance. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following:

The Company May Experience Limited Availability of Financing and Variation in Its Funding Costs

In general, the amount, type and cost of the Company’s funding, including financing from other financial institutions, the capital markets and deposits, can positively or negatively affect its financial results. A number of factors could make such financing more difficult, more expensive or unavailable including, but not limited to, changes within the Company’s organization, changes in the activities of the Company’s business partners, disruptions in the capital markets, counter-party availability, changes affecting the Company’s investments, the Company’s corporate and regulatory structure, interest rate fluctuations and accounting and regulatory changes and relations.

The securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances, is one of the Company’s major sources of funding. As of March 31, 2003, the Company had $36.4 billion, or approximately 62%, of its total loans subject to securitization transactions. The Company’s future ability to use securitization as a funding source depends on the difficulty and expense associated with such funding. Until now, the Company has used securitization funding because the terms have been economically acceptable. The Company’s continued reliance on this funding source will be affected by many factors. Economic, reputational, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms both domestically and internationally, where the securitization of consumer loans may be on terms more or less favorable than in the United States. For example, securitizations that meet the criteria for sale treatment under GAAP may not always be an attractive source of funding for the Company, and it may have to seek other, more expensive funding sources in the future. In such event, the Company’s earnings could be reduced and its ability to fund its asset growth may be severely restricted. Economic trends have recently resulted in securitization terms becoming less favorable market-wide. This risk of loan financing has been heightened for the Company, in particular, due to market perceptions of its lower unsecured debt rating compared to other credit card issuers, its informal memorandum of understanding with its federal banking regulators, and the proportion of certain accounts in its loan portfolio viewed by some as subprime, as further described below. In addition, the occurrence of certain events may cause previously completed securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. This early amortization would also have a significant effect on the ability of the Bank and the Savings Bank to meet their capital adequacy requirements as affected off-balance sheet loans would have to be recorded on the balance sheet and so would be subject to regulatory capital requirements.

In general, the amount, type and cost of the Company’s financing, including financing from other financial institutions, the capital markets and deposits, can affect the Company’s financial results. A number of factors could make such financing more difficult, more expensive or unavailable including, but not limited to, financial results and losses, changes within its organization, changes in the activities of its business partners, changes affecting its investments, its corporate and regulatory structure, interest rate fluctuations, general economic conditions and accounting and regulatory changes.

In particular, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of funding. The Company currently receives ratings from several ratings agencies. As private entities, ratings agencies have broad discretion in the assignment of ratings. Because the Company depends on the capital markets for funding and capital, a strong rating (particularly an investment grade rating) is important. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher at Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three rating agencies rate the unsecured senior debt of the Bank investment grade. Two of the three rate the unsecured senior debt of the Corporation investment grade, with Standard & Poor’s assigning a rating of BB+, or just below investment grade.

Capital One
	Financial Corporation	Capital One Bank

Moody’s	Baa3	Baa2
Standard & Poor’s	BB+	BBB-
Fitch	BBB	BBB

If these ratings were to be lowered, the Company could experience reduced availability and increased cost of funding from the capital markets. This result could make it difficult for the Company to grow at or to a level it currently anticipates. The immediate impact of a ratings downgrade on other sources of funding, however, would be limited, as deposit funding and pricing is not generally determined by corporate debt ratings. The Company’s ability to use deposits as a source of funding is generally regulated by federal law and regulations. The Savings Bank is authorized to engage in a full range of deposit-taking activities. Likewise, the Company’s various credit facilities do not contain covenants triggered by a ratings downgrade, although the pricing of any borrowings under these facilities is linked to these ratings.

The Company competes for funding with other banks, savings banks and similar companies. Some of these institutions are publicly traded. Many of these institutions are substantially larger, have more capital and other resources and have better debt ratings than the Company does. Competition from these other borrowers may increase the Company’s cost of funds. Events that disrupt capital markets and other factors beyond the Company’s control could also make the Company’s funding sources more expensive or unavailable. The Company’s informal understanding with regulators may make it more sensitive to these types of events.

Because the Company offers to its customers credit lines, the full amount of which is most often not used, the Company has exposure to these unfunded lines of credit. These credit lines could be used to a greater extent than the Company’s historical experience would predict. If actual use of these lines were to materially exceed predicted line usage, the Company would need to raise more funding than anticipated in its current funding plans. It could be difficult to raise such funds, either at all, or at favorable rates.

The Company Faces Intense Competition and Increased Strategic Risk in all of Its Markets

The Company faces intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in the Company’s credit card activities, it competes with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards and providers of other types of financial services (such as home equity lines and other products). The Company faces similarly competitive markets in its automobile financing and installment loan activities as well as in its international markets. In addition, the GLB Act, which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry, including in the credit card business. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Other credit card companies may compete with the Company for customers by offering lower interest rates and fees and/or higher credit limits. Because customers generally choose credit card issuers based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. The Company may lose entire accounts, or may lose account balances, to competing card issuers. The Company’s automobile financing and installment products also face intense competition on the basis of price. Customer attrition from any or all of its products, together with any lowering of interest rates or fees that the Company might implement to retain customers, could reduce its revenues and therefore its earnings.

The Company faces intense pricing competition in a wide array of credit card products and services, such as its low fixed-rate cards, introductory interest rate cards, secured cards and other customized cards. Thus, the cost to acquire new accounts will continue to vary among product lines and may reasonably be expected to rise as the Company moves beyond the domestic card market and becomes increasingly focused on prime and superprime lending. The Company expects that competition will continue to grow more intense with respect to most of its products, including its products offered internationally.

The Company Faces Increased Regulatory Scrutiny and Reputational Risk

During the third quarter of 2002, the Company entered into an informal memorandum of understanding with bank regulatory authorities regarding certain financial considerations and calculations as well as certain changes and improvements to its policies, procedures, systems and controls. Under this memorandum of understanding, the Company informally reports to and consults with the regulatory authorities on these matters and other business considerations on a regular basis. While the Company has delivered on the principal requirements of the informal memorandum of understanding, it expects its Regulators to monitor its ongoing execution for some period of time and it is not possible to predict when it will achieve its goals for all items under the informal memorandum of understanding. Remaining subject to the memorandum of understanding for a prolonged period could result in, among other things, decreased funding opportunities and less favorable economic terms, as well as a continued strain on financial and operational resources, decreased employee morale and further internal and further external business regulation.

Fluctuations in the Company’s Accounts and Loan Balances Can Create Volatility

The number of accounts and aggregate total of loan balances of the Company’s domestic credit card portfolio (including the rate at which they grow) will be affected by a number of factors, including how the Company allocates its marketing investment among different products and the rate at which customers transfer their accounts and loan balances to the Company or away from the Company to competing card issuers. Such accounts and loan balances are also affected by general economic conditions, which may increase or decrease the amount of spending by the Company’s customers and affect their ability to repay their loans, the Company’s desire to maintain a moderate growth rate and other factors beyond the Company’s control.

Because the Company’s strategy takes advantage of market opportunities by differentiating among customers and targeting growth opportunities, the Company cannot forecast how much it will spend for marketing, how it will spend such funds, or on which products. Accordingly, the Company’s account and loan balance growth is affected by which products its IBS identifies as targeted growth opportunities and the Company’s continual reassessment of those targets, general economic conditions, the Company’s desire for a moderate growth rate, and many other factors. The Company’s results, therefore, will vary as marketing investments, accounts and loan balances fluctuate.

It is Difficult to Sustain and Manage Growth

The Company’s growth strategy is threefold. First, the Company seeks to continue to grow its domestic credit card business. Second, the Company desires to grow its lending business, including credit cards, internationally, in the United Kingdom, Canada and beyond. Third, the Company hopes to identify, pursue and expand new business opportunities, such as automobile financing, installment lending and other types of consumer lending activities. The Company’s management believes that, through IBS, it can achieve these objectives. However, there are several types of factors that can affect the Company’s ability to do so, including:

•	Operational Risk. The Company’s ability to grow successfully is also dependent on its ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as the Company expands, and recruit experienced management and operations personnel with the experience to run an increasingly complex business. In addition, the Company operates in a highly regulated industry, and its ability to grow its business, both in credit card issuances and by expanding into international and new lending opportunities, may be adversely affected by the legal and regulatory environment it faces and which the trade associations to which the Company belongs to may face. These environmental factors may change at any time and are outside of the Company’s control.

•	International Operational Risk. The Company’s expansion internationally is affected by additional factors, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

•	Credit Risk. As a consumer lender, factors affecting the Company’s growth (including its ability to obtain funding and its ability to generate account balance growth), are also affected by the delinquency and charge-off levels of its accounts. The Company’s delinquency and charge-off levels are also affected by the general state of the United States and world economies, and may likely be adversely impacted by a recessionary economy. See “—The Company May Experience Increased Delinquencies and Credit Losses” below, and “Operations — Risk Management” above.

•	Liquidity Funding Risk. The Company’s ability to grow may be constrained by its ability to generate funding sufficient to both create the liquidity necessary to extend loans to its customers and to provide the Company with the capital necessary to meet the requirements of its regulators, the rating agencies and its own prudent management principles. The Company’s ability to generate this funding, especially capital funding which can come from only limited sources, is limited by a number of factors, such as the regulatory environment and its corporate structure. In addition, the Company’s ability to raise funds is strongly affected by the general state of the United States and world economies, and has become increasingly difficult due to economic and other factors. See “—The Company May Experience Limited Availability of Financing and Variation in Its Funding Costs” above.

•	Legal and Compliance Risk. Due to the Company’s significant reliance on the documentation supporting its funding transactions and the individual lending arrangements with its customers, as well as its unique corporate structure, the Company faces a risk of loss due to faulty legal contracts, legal entity structure and changes in laws and interpretations. The Company also is subject to an array of banking and consumer lending laws and regulations that apply to almost every element of its business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. See “Supervision and Regulation” above.

•	Strategic Risk. The Company’s ability to grow is driven by the success of its fundamental business plan. This risk has many components, including:

•	Customer and Account Growth. As a business driven by customer finance, the Company’s growth is highly dependent on its ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities that generate these customers and account balances. The Company’s ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of its control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses associated with the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Reputational Risk. The Company’s ability to originate and maintain accounts is highly dependent upon consumer perceptions of the Company’s financial health and business practices. To this end, the Company has aggressively pursued a campaign to enhance its brand image and awareness in recent years. Adverse developments, however, in the Company’s brand campaign or in any of the areas described above could damage its reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them.

The Company May Experience Increased Delinquencies and Credit Losses

Like other credit card lenders and providers of consumer financing, the Company faces the risk that it will not be able to collect on its accounts because accountholders and other borrowers will not repay their credit card and other unsecured loans. Consumers who miss payments on their credit card and other unsecured loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit card and other unsecured loans. Therefore, the rate of missed payments, or “delinquencies,” on the Company’s portfolio of loans, and the rate at which customers may be expected to file for bankruptcy, can be used to predict the future rate at which the Company will charge-off its consumer loans. A high charge-off rate would hurt the Company’s overall financial performance and the performance of its securitizations and increase its cost of funds.

Widespread increases in past-due payments and nonpayment generally occur whenever the country or a region experiences an economic downturn, such as a recession. In addition, if the Company makes fewer loans than it has in the past, the proportion of new loans in its portfolio will decrease and the delinquency rate and charge-off rate may increase. Credit card accounts also tend to exhibit a rising trend of delinquency and credit loss rates as they “season,” or age. As a result of seasoning of the Company’s portfolio and other factors, the Company has experienced an increase in the Company’s managed net charge-off rate from 6.21% in the fourth quarter of 2002 to 6.47% in the first quarter of 2003. Delinquencies and credit losses may also occur for other reasons. For example, changes in general or regulatory accounting principles can lead to changes in the Company’s delinquency or charge-off rates that are unrelated to actual portfolio performance. This would reduce the Company’s earnings unless offset by other changes.

The Company also, as provided for by the applicable accounting rules, holds allowances for expected losses from delinquencies and charge-offs in its existing portfolio. There can be no assurance, however, that such allowances will be sufficient to account for actual losses.

In addition, the Company markets its products to a broad range of consumers, including those who have less experience with credit, and who therefore tend to experience higher delinquency and charge-off rates. The Company’s goal is to use IBS to set the credit limits and price products for customers relative to the risk of anticipated associated losses, but it cannot be certain that it has set high enough fees and rates for certain accounts to offset the higher delinquency and loss rates it may experience from such accounts. The Company’s credit losses, therefore, can continue to increase.

The Company Faces Risk From Economic Downturns and Social Factors

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. Accordingly, an economic downturn (either local or national), such as the one the Company is currently experiencing, can hurt the Company’s financial performance as accountholders default on their loans or, in the case of card accounts, carry lower balances. The Company’s customer base and IBS models have resulted in the Company’s substantial participation in the subprime/underserved market. These accountholders generally have higher rates of charge-offs and delinquencies than do non-subprime accountholders. Additionally, as the Company increasingly markets its cards internationally, an economic downturn or recession outside the United States also could hurt its financial performance. A variety of social factors also may cause changes in credit card and other consumer finance use, payment patterns and the rate of defaults by accountholders and borrowers. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards and other consumer debt and changing attitudes about incurring debt and the stigma of personal bankruptcy. The Company’s goal is to manage these risks through its underwriting criteria and product design, but these tools may not be enough to protect its growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.

The Company Faces Market Risk of Interest Rate and Exchange Rate Fluctuations

Like other financial institutions, the Company borrows money from institutions and depositors which it then lends to customers. The Company earns interest on the consumer loans it makes, and pays interest on the deposits and borrowings it uses to fund those loans. Changes in these two interest rates affect the value of its assets and liabilities. If the rate of interest the Company pays on its borrowings increases more than the rate of interest it earns on its loans, its net interest income, and therefore its earnings, could fall. The Company’s earnings could also be hurt if the rates on its consumer loans fall more quickly than those on its borrowings.

The financial instruments and techniques the Company uses to manage the risk of interest rate and exchange rate fluctuations, such as asset/liability matching and interest rate and exchange rate swaps and hedges and some forward exchange contracts, may not always work successfully. The Company’s goal is generally to maintain an interest rate neutral or “matched” position, where interest rates and exchange rates on loans and borrowings or foreign currencies go up or down by the same amount and at the same time so that interest rate and exchange rate changes for loans or borrowings or foreign currencies will not affect its earnings. The Company cannot, however, always achieve this position at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, the Company’s earnings could be subject to volatility and decreases as interest rates and exchange rates change.

The Company also manages these risks partly by changing the interest rates it charges on its credit card accounts. The success of repricing accounts to match an increase or decrease in its borrowing rates depends on the overall product mix of such accounts, the actual amount of accounts repriced, the rate at which the Company is originating new accounts and its ability to retain accounts (and the related loan balances) after repricing. For example, if the Company increases the interest rate it charges on its credit card accounts and the accountholders close their accounts as a result, the Company may not be able to match its increased borrowing costs as quickly if at all. The Company’s fixed rate products, in particular, may see attrition in a rising interest rate environment that concurrently raises its costs of borrowing.

Changes in Regulation and Legislation Can Increase Compliance Risk and Affect the Company’s Results

Federal and state laws and rules, as well as rules to which the Company is subject in foreign jurisdictions in which it conducts business, significantly limit the types of activities in which it engages. For example, federal and state consumer protection laws and rules limit the manner in which the Company may offer and extend credit. From time to time, the U.S. Congress and the states consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry. Such new laws or rules could limit the amount of interest or fees the Company can charge, restrict its ability to collect on account balances, or materially affect the Company or the banking or credit card industries in some other manner. Additional federal and state consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict the Company’s ability to share or receive customer information.

The laws governing bankruptcy and debtor relief, in the U.S. or in foreign jurisdictions in which the Company conducts business, also could change, making it more expensive or more difficult for the Company to collect from its customers. Congress has recently considered legislation that would change the existing federal bankruptcy laws. One intended purpose of this legislation is to increase the collectibility of unsecured debt; however, it is not clear whether or in what form Congress may adopt this legislation and the Company cannot predict how this legislation may affect it.

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. In 2001, regulators restricted the ability of two of the Company’s competitors to provide further credit to higher risk customers due principally to supervisory concerns over rising charge-off rates and capital adequacy. In 2002, the Company entered into an informal memorandum of understanding with its banking regulators. The Company maintains an active dialogue with its banking agency regulators following this memorandum of understanding and believe that its capital levels and risk management practices are appropriate for its business. The Company cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the agencies will be applied to the Bank or the Savings Bank or the resulting effect on the Corporation, the Bank or the Savings Bank.

In addition, existing laws and rules, in the U.S., at the state level, and in the foreign jurisdictions in which the Company conducts operations, are complex. If the Company fails to comply with them it might not be able to collect its loans in full, or it might be required to pay damages or penalties to its customers. For these reasons, new or changes in existing laws or rules could hurt its profits.

Fluctuations in Its Expenses and Other Costs May Hurt the Company’s Financial Results

The Company’s expenses and other costs, such as human resources and marketing expenses, directly affect its earnings results. Many factors can influence the amount of the Company’s expenses, as well as how quickly they grow. For example, increases in postal rates currently contemplated by postal regulators could raise the Company’s costs for postal service, which is a significant component of its expenses for marketing and for servicing its 46.4 million accounts as of March 31, 2003. As the Company’s business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization or a reevaluation of business strategies. Other factors that can affect the amount of the Company’s expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how it calculates expenses and earnings.

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

Part II Other Information

Item 1.  Legal Proceedings

The information required by Item 1 is included in the Quarterly Report under the heading “Notes to the Condensed Consolidated Financial Statements — Note F — Commitments and Contingencies.”

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Corporation’s 2003 Annual Meeting of Stockholders was held April 24, 2003.

(b)	The following directors were elected at such meeting:

Richard D. Fairbank Stanley I. Westreich

     The following directors will also continue in their office after such meeting:

Nigel W. Morris W. Ronald Dietz James A. Flick, Jr. Patrick W. Gross James V. Kimsey

(c)	The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld

Richard D. Fairbank	191,507,918	2,518,168
Stanley I. Westreich	185,280,442	8,745,643

				Broker
Item	Votes For	Votes Against	Abstain	Non-Votes

Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2003	189,068,731	4,677,635	279,720	None
Stockholder Proposal to expense the cost of stock options issued	105,571,897	47,574,897	3,411,326	37,465,553

Item 6. Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K, dated January 17, 2003, Commission File No. 1-13300, enclosing its press release dated January 16, 2003.

The Company filed a Current Report on Form 8-K, dated February 18, 2003, Commission File No. 1-13300, enclosing its change of address dated February 14, 2003.

The Company filed a Current Report on Form 8-K, dated March 3, 2003, Commission File No. 1-13300, enclosing its press release dated March 3, 2003.

The Company furnished a Current Report on Form 8-K, dated March 17, 2003, Commission File No. 1-13300, enclosing its Certifications of the Chief Executive Officer and Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act dated March 14, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: May 13, 2003	/s/ David R. Lawson

David R. Lawson Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer of the Registrant)

CERTIFICATION FOR
QUARTERLY REPORT ON FORM 10-Q
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

Date: May 13, 2003

CAPITAL ONE FINANCIAL CORPORATION

By: /s/ Richard D. Fairbank Richard D. Fairbank Chairman of the Board, Chief Executive Officer and President

CERTIFICATION FOR
QUARTERLY REPORT ON FORM 10-Q
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

Date: May 13, 2003

CAPITAL ONE FINANCIAL CORPORATION

By: /s/ David R. Lawson David R. Lawson Senior Vice President and Chief Financial Officer