Form 10-Q
period 2003-06-30
CAPITAL ONE FINANCIAL CORP
filed 2003-08-11
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________.

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

As of July 31, 2003 there were 227,251,437 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION
FORM 10-Q

INDEX

June 30, 2003

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

	June 30	December 31
	2003	2002

Assets:
Cash and due from banks	$296,551	$277,509
Federal funds sold and resale agreements	2,320,658	373,828
Interest-bearing deposits at other banks	578,479	267,441

Cash and cash equivalents	3,195,688	918,778
Securities available for sale	5,418,817	4,423,677
Consumer loans	26,848,578	27,343,930
Less: Allowance for loan losses	(1,590,000)	(1,720,000)

Net loans	25,258,578	25,623,930
Accounts receivable from securitizations	4,092,961	3,606,549
Premises and equipment, net	760,376	770,326
Interest receivable	200,517	217,512
Other	1,439,714	1,821,608

Total assets	$40,366,651	$37,382,380

Liabilities:
Interest-bearing deposits	$19,821,881	$17,325,965
Senior notes	5,987,125	5,565,615
Other borrowings	6,237,419	6,365,075
Interest payable	230,836	236,081
Other	2,782,400	3,266,473

Total liabilities	35,059,661	32,759,209
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 228,427,310 and 227,073,162 shares issued as of June 30, 2003 and December 31, 2002, respectively	2,284	2,271
Paid-in capital, net	1,762,469	1,704,470
Retained earnings	3,550,780	2,966,948
Cumulative other comprehensive income (loss)	40,623	(15,566)
Less: Treasury stock, at cost; 1,303,161 and 878,206 shares as of June 30, 2003 and December 31, 2002, respectively	(49,166)	(34,952)

Total stockholders’ equity	5,306,990	4,623,171

Total liabilities and stockholders’ equity	$40,366,651	$37,382,380

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Interest Income:
Consumer loans, including past-due fees	$960,124	$930,751	$1,973,406	$1,775,291
Securities available for sale	47,895	45,815	90,826	88,159
Other	62,261	48,095	112,614	95,572

Total interest income	1,070,280	1,024,661	2,176,846	1,959,022
Interest Expense:
Deposits	220,640	203,112	429,948	381,275
Senior notes	106,151	109,687	210,248	203,591
Other borrowings	61,226	57,450	119,583	108,506

Total interest expense	388,017	370,249	759,779	693,372

Net interest income	682,263	654,412	1,417,067	1,265,650
Provision for loan losses	387,097	541,841	762,948	931,458

Net interest income after provision for loan losses	295,166	112,571	654,119	334,192
Non-Interest Income:
Servicing and securitizations	742,696	718,347	1,472,385	1,344,494
Service charges and other customer-related fees	402,970	460,984	844,196	926,618
Interchange	89,141	137,353	174,492	235,449
Other	75,815	68,128	124,152	119,775

Total non-interest income	1,310,622	1,384,812	2,615,225	2,626,336
Non-Interest Expense:
Salaries and associate benefits	373,257	379,363	770,706	760,098
Marketing	270,555	320,446	512,251	673,982
Communications and data processing	112,456	101,601	224,508	193,794
Supplies and equipment	87,680	88,844	171,492	173,351
Occupancy	42,755	38,275	86,329	71,656
Other	263,865	225,117	558,196	440,660

Total non-interest expense	1,150,568	1,153,646	2,323,482	2,313,541

Income before income taxes	455,220	343,737	945,862	646,987
Income taxes	168,431	130,620	349,969	245,855

Net income	$286,789	$213,117	$595,893	$401,132

Basic earnings per share	$1.28	$0.97	$2.67	$1.83

Diluted earnings per share	$1.23	$0.92	$2.58	$1.75

Dividends paid per share	$0.03	$0.03	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share data) (unaudited)

						Cumulative
						Other		Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholder’s
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2001	217,656,985	$2,177	$1,394,596	$(44,488)	$2,090,761	$(84,598)	$(34,970)	$3,323,478
Comprehensive income:
Net income					401,132			401,132
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $20,028						32,678		32,678
Foreign currency translation adjustments						18,844		18,844
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $699						(1,140)		(1,140)

Other comprehensive income						50,382		50,382

Comprehensive income								451,514
Cash dividends - $.05 per share					(11,530)			(11,530)
Issuance of mandatory convertible securities			36,616					36,616
Issuances of common and restricted stock	3,351,614	33	163,601				18	163,652
Exercise of stock options	1,204,423	12	42,966					42,978
Amortization of deferred compensation				6,367				6,367
Other items, net			831					831

Balance, June 30, 2002	222,213,022	$2,222	$1,638,610	$(38,121)	$2,480,363	$(34,216)	$(34,952)	$4,013,906

Balance, December 31, 2002	227,073,162	$2,271	$1,806,440	$(101,970)	$2,966,948	$(15,566)	$(34,952)	$4,623,171
Comprehensive income:
Net income					595,893			595,893
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $13,621						25,509		25,509
Foreign currency translation adjustments						16,353		16,353
Unrealized gains on cash flow hedging instruments, net of income taxes of $8,414						14,327		14,327

Other comprehensive income						56,189		56,189

Comprehensive income								652,082
Cash dividends - $.05 per share					(12,061)			(12,061)
Purchase of treasury stock							(14,214)	(14,214)
Issuances of common and restricted stock, net	691,196	7	25,417	(3,385)				22,039
Exercise of stock options	662,952	6	15,682					15,688
Amortization of deferred compensation				19,312				19,312
Other items, net			973					973

Balance, June 30, 2003	228,427,310	$2,284	$1,848,512	$(86,043)	$3,550,780	$40,623	$(49,166)	$5,306,990

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Six Months Ended
	June 30

	2003	2002

Operating Activities:
Net income	$595,893	$401,132
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	762,948	931,458
Depreciation and amortization	186,165	110,311
Gains on securities available for sale	(9,564)	(10,856)
Stock plan compensation expense	19,312	6,367
Decrease (increase) in interest receivable	16,995	(46,369)
(Increase) decrease in accounts receivable from securitizations	(479,255)	30,384
Decrease (increase) in other assets	366,917	(106,599)
(Decrease) increase in interest payable	(5,245)	46,948
(Decrease) increase in other liabilities	(471,966)	419,571

Net cash provided by operating activities	982,200	1,782,347

Investing Activities:
Purchases of securities available for sale	(2,221,002)	(3,186,024)
Proceeds from maturities of securities available for sale	576,866	201,191
Proceeds from sales of securities available for sale	677,344	1,701,249
Proceeds from securitization of consumer loans	4,597,861	5,798,126
Net increase in consumer loans	(5,189,811)	(10,511,991)
Recoveries of loans previously charged off	178,536	114,916
Additions of premises and equipment, net	(118,122)	(179,380)

Net cash used for investing activities	(1,498,328)	(6,061,913)

Financing Activities:
Net increase in interest-bearing deposits	2,495,916	3,175,424
Net (decrease) increase in other borrowings	(127,784)	595,060
Issuances of senior notes	1,092,144	300,000
Maturities of senior notes	(678,690)	(279,605)
Issuance of mandatory convertible debt securities		725,075
Purchases of treasury stock	(3,714)
Dividends paid	(12,061)	(11,530)
Net proceeds from issuances of common stock	11,539	163,652
Proceeds from exercise of stock options	15,688	29,596

Net cash provided by financing activities	2,793,038	4,697,672

Increase in cash and cash equivalents	2,276,910	418,106
Cash and cash equivalents at beginning of period	918,778	707,238

Cash and cash equivalents at end of period	$3,195,688	$1,125,344

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003
(in thousands, except per share data) (unaudited)

Note A: Basis of Presentation

The condensed consolidated financial statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a holding company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”) which offers automobile financing products. The Corporation and its subsidiaries are collectively referred to as the “Company.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) requires companies electing to continue to follow the recognition provisions of APB 25 to provide pro forma information regarding net income and earnings per share as if the recognition provisions of SFAS 123 were adopted for all stock compensation granted. For purposes of pro forma disclosure, the fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model and is amortized into pro forma expense over the options’ vesting period.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
Pro Forma Information	2003	2002	2003	2002

Net income, as reported	$286,789	$213,117	$595,893	$401,132
Stock-based employee compensation expense included in reported net income	9,583	3,242	19,312	6,367
Stock-based employee compensation expense determined under fair value based method(1)	(47,155)	(42,147)	(92,721)	(91,042)

Pro forma net income	$249,217	$174,212	$522,484	$316,457
Earnings per share:
Basic – as reported	$1.28	$.97	$2.67	$1.83
Basic – pro forma	$1.11	$.79	$2.34	$1.45
Diluted – as reported	$1.23	$.92	$2.58	$1.75
Diluted – pro forma	$1.11	$.78	$2.27	$1.44

(1)Includes amortization of compensation expense for current year stock option grants and prior year stock option grants over the stock options’ vesting periods.

The fair value of the options granted during the three and six months ended June 30, 2003 and 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
Assumptions	2003	2002	2003	2002

Dividend yield	.24%	.25%	.29%	.25%
Volatility factors of expected market price of stock	55%	55%	55%	55%
Risk-free interest rate	2.73%	4.45%	2.77%	4.46%
Expected option lives (in years)	4.5	8.5	4.5	8.7

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS 150”). SFAS 150 provides guidance on the reporting of various types of financial instruments as liabilities or equity. SFAS 150 is effective for instruments entered into or modified after May 31, 2003 and it is effective for pre-existing instruments beginning July 1, 2003. The adoption of SFAS 150 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 149”). SFAS 149 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the FASB as part of the Derivatives Implementation Group (“DIG”) process and clarifies the definition of a derivative. SFAS 149 also contains amendments to existing accounting pronouncements to provide more consistent reporting of contracts that are derivatives or contracts that contain embedded derivatives that require separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for mortgage loan commitments that are classified as held for sale that were treated as derivatives under a previously issued DIG issue and certain financial guarantee contracts that were already included in the scope of SFAS 133 in which SFAS 149 adds clarification language only. The adoption of SFAS 149 is not expected to have a material impact on the consolidated earnings or financial position of the Company. The Company will evaluate the impact of SFAS 149 for new or modified contracts entered into subsequent to June 30, 2003.

In April 2003, the FASB issued FASB Staff Position on Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS No. 140, (the “FSP on AIR”). The FSP on AIR adopts the provisions of the Interagency Advisory on the Accounting Treatment of Accrued Interest Receivable Related to Credit Card Securitizations (the “Advisory”) issued jointly by the Office of the Comptroller of the Currency, The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Under the Advisory and the FSP on AIR, any subordinated finance charge and fee receivables on the investors’ interest in securitized loans should be treated as retained beneficial interests and not reported as part of “Loans Receivable” or other terminology implying that it has not been subordinated to the senior interests in the securitization. The FSB on AIR became effective for fiscal quarters beginning after March 31, 2003. The Company has reclassified all subordinated finance charge and fee receivables on the investors’ interest in securitized loans from “Consumer loans” to “Accounts receivable from securitizations” on the Consolidated Balance Sheet and reclassified the interest income derived from such balances from “Consumer Loan Interest Income” to “Other Interest Income” on the Consolidated Statement of Income. All prior periods have been reclassified to conform to the current period presentation.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation addresses consolidation of business enterprises of variable interest entities (“VIEs”), which have certain characteristics. FIN 46 applies immediately to VIEs created after January 31, 2003, and on July 1, 2003 for VIEs acquired before February 1, 2003. All securitization transactions that receive sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of SFAS No. 125 (“SFAS 140”), are accomplished through qualifying special purpose entities and such transactions are not subject to the provisions of FIN 46. The Company has not created any VIEs subsequent to January 31, 2003, which are subject to the consolidation requirements of FIN 46. The Company has evaluated all its interest in existing VIEs and will consolidate all VIEs for which the Company is the primary beneficiary, effective July 1, 2003. Consolidation of the VIEs is expected to result in the recognition of a loss for a cumulative effect of a change in accounting principle, net of tax, of approximately $15 – $20 million.

Note B: Segments

The Company manages its business by three distinct operating segments: Consumer Lending, Auto Finance and International. The Consumer Lending segment primarily consists of domestic credit card and installment lending activities. The Auto Finance segment consists of automobile financing activities. The International segment consists primarily of credit card lending activities outside the United States. The Consumer Lending, Auto Finance and International segments are disclosed separately. The “Other” caption includes the Company’s liquidity portfolio, emerging businesses not included in reportable segments, investments in external companies, and various non-lending activities. The “Other” caption also includes the net impact of transfer pricing, certain unallocated expenses, and gains/losses related to the securitization of assets.

The accounting policies of the reportable segments are the same as those described above and in the summary of significant accounting policies in the annual report filed on Form 10-K. Revenue for all segments is derived from external parties. Performance evaluation of and resource allocation to each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results.

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

For the Three Months Ended June 30, 2003

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$1,190,621	$180,890	$134,677	$(48,671)	$1,457,517	$(775,254)	$682,263
Non-interest income	918,732	37,551	79,965	9,764	1,046,012	264,610	1,310,622
Provision for loan losses	744,499	77,977	56,828	18,437	897,741	(510,644)	387,097
Non-interest expenses	904,894	70,620	138,295	36,759	1,150,568		1,150,568
Income tax provision (benefit)	170,185	25,842	5,889	(33,485)	168,431		168,431

Net income (loss)	$289,775	$44,002	$13,630	$(60,618)	$286,789	$—	$286,789

Loans receivable	$47,181,885	$7,379,815	$6,061,388	$112,721	$60,735,809	$(33,887,231)	$26,848,578

For the Three Months Ended June 30, 2002

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$1,076,856	$131,526	$94,012	$(68,088)	$1,234,306	$(579,894)	$654,412
Non-interest income	1,079,617	25,313	66,973	(26,889)	1,145,014	239,798	1,384,812
Provision for loan losses	732,930	78,712	65,156	5,139	881,937	(340,096)	541,841
Non-interest expenses	945,144	54,070	125,852	28,580	1,153,646		1,153,646
Income tax provision (benefit)	181,791	9,142	(10,205)	(50,108)	130,620		130,620

Net income (loss)	$296,608	$14,915	$(19,818)	$(78,588)	$213,117	$—	$213,117

Loans receivable	$42,819,132	$5,353,825	$4,985,065	$50,193	$53,208,215	$(28,712,209)	$24,496,006

For the Six Months Ended June 30, 2003

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$2,407,508	$355,303	$265,546	$(62,889)	$2,965,468	$(1,548,401)	$1,417,067
Non-interest income	1,843,953	52,561	161,305	16,126	2,073,945	541,280	2,615,225
Provision for loan losses	1,523,572	209,959	110,183	(73,645)	1,770,069	(1,007,121)	762,948
Non-interest expenses	1,777,094	138,316	270,946	137,126	2,323,482		2,323,482
Income tax provision (benefit)	351,794	22,048	14,022	(37,895)	349,969		349,969

Net income (loss)	$599,001	$37,541	$31,700	$(72,349)	$595,893	$—	$595,893

Loans receivable	$47,181,885	$7,379,815	$6,061,388	$112,721	$60,735,809	$(33,887,231)	$26,848,578

For the Six Months Ended June 30, 2002

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$2,109,260	$235,473	$175,772	$(113,662)	$2,406,843	$(1,141,193)	$1,265,650
Non-interest income	2,035,249	34,770	123,939	(58,783)	2,135,175	491,161	2,626,336
Provision for loan losses	1,294,620	156,789	102,332	27,749	1,581,490	(650,032)	931,458
Non-interest expenses	1,932,741	105,527	241,211	34,062	2,313,541		2,313,541
Income tax provision (benefit)	348,516	3,012	(15,505)	(90,168)	245,855		245,855

Net income (loss)	$568,632	$4,915	$(28,327)	$(144,088)	$401,132	$—	$401,132

Loans receivable	$42,819,132	$5,353,825	$4,985,065	$50,193	$53,208,215	$(28,712,209)	$24,496,006

During the six months ended June 30, 2003, the Company sold $1.4 billion of auto loans. The sale resulted in a $39.3 million gain of which $29.3 million was allocated to the Auto Finance segment and the remainder was held in the Other category.

Note C: Capitalization

In June 2003, the Bank issued $500.0 million aggregate principal amount of ten-year fixed rate subordinate bank notes at 6.50% under the Senior and Subordinated Global Bank Note Program.

In May 2003, the Bank issued $600.0 million aggregate principal amount of five-year fixed rate senior bank notes at 4.875% under the Senior and Subordinated Global Bank Note Program.

In May 2003, the Company terminated its Domestic Revolving Credit Facility and replaced it with a new revolving credit facility providing for an aggregate of $1.0 billion in unsecured borrowings from various lending institutions to be used for general corporate purposes (the “New Credit Facility”). The New Credit Facility is available to the Corporation, the Bank, the Savings Bank and Capital One Bank (Europe), plc. However, the Corporation’s availability is limited to $250.0 million. All borrowings under the New Credit Facility are based on varying terms of LIBOR.

In January 2003, the Bank increased its capacity under the Senior and Subordinated Global Bank Note Program to $8.0 billion and in May 2003 the Bank updated this Program.

Note D: Comprehensive Income

Comprehensive income for the three months ended June 30, 2003 and 2002, respectively was as follows:

	Three Months Ended
	June 30

	2003	2002

Comprehensive Income:
Net income	$286,789	$213,117
Other comprehensive income, net of tax	65,979	58,497

Total comprehensive income	$352,768	$271,614

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Numerator:
Net income	$286,789	$213,117	$595,893	$401,132

Denominator:
Denominator for basic earnings per share -
Weighted-average shares	223,691	219,961	223,277	218,761
Effect of dilutive securities:
Stock options	8,115	11,720	6,793	10,388
Restricted stock	750	3	375	2

Dilutive potential common shares	8,865	11,723	7,168	10,390
Denominator for diluted earnings per share -
Adjusted weighted-average shares	232,556	231,684	230,445	229,151

Basic earnings per share	$1.28	$0.97	$2.67	$1.83

Diluted earnings per share	$1.23	$0.92	$2.58	$1.75

Note F: Goodwill

The following table provides a summary of the acquisition goodwill.

	Auto
	Finance	International	Other	Total

Balance at December 31, 2002	$218,957	$6,818	$133,200	$358,975
Other		593		593

Balance at June 30, 2003	$218,957	$7,411	$133,200	$359,568

Note G: Commitments and Contingencies

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

On December 4, 2002, the Court granted defendants’ motion to dismiss plaintiffs’ amended complaint with leave to amend. Pursuant to that order, plaintiffs filed a second amended complaint on December 23, 2002, which asserted the same class period and alleged violations of the same statutes and rule. The second amended complaint also added a new Individual Defendant and asserted violations of GAAP. Defendants moved to dismiss the second amended complaint on January 8, 2003, and plaintiffs filed a motion on March 6, 2003, seeking leave to amend their complaint. On April 10, 2003, the Court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, denied plaintiffs’ motion for leave to amend, and dismissed the consolidated action with prejudice. Plaintiffs appealed the Court’s order, opinion, and judgment to the United States Court of Appeals for the Fourth Circuit on May 8, 2003.

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

Introduction

Capital One Financial Corporation (the “Corporation”) is a holding company whose subsidiaries market a variety of products and services to consumers using its Information-Based Strategy (“IBS”). The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending products (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers automobile financing products. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company.” As of June 30, 2003, the Company had 45.8 million accounts and $60.7 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company’s profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. In evaluating the sufficiency of the allowance for loan losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; credit evaluations and underwriting policies; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable.

Accounting for Securitization Transactions

Loan securitization involves the sale, generally to a trust or other special purpose entity, of a pool of loan receivables and is accomplished through the public and private issuance of asset-backed securities by the special purpose entity. The Company removes loan receivables from the consolidated balance sheet for those asset securitizations that qualify as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125 (“SFAS 140”). The trusts are qualifying special purpose entities as defined by SFAS 140. For those asset securitizations that qualify as sales in accordance with SFAS 140, the trusts to which the loans were sold are not subsidiaries of the Company, and are not included in the Company’s consolidated financial statements in accordance with generally accepted accounting principles. Gains on securitization transactions, fair value adjustments and earnings on the Company’s securitizations are included in servicing and securitizations income in the consolidated statement of income and amounts due from the trusts are included in accounts receivable from securitizations on the consolidated balance sheet.

Gains on securitization transactions represent the present value of estimated excess cash flow the Company will receive over the estimated life of the receivables. This excess cash flow essentially represents an interest-only strip, consisting of the following estimates: the excess of finance charges and past-due fees over the sum of the return paid to investors, contractual servicing fees and credit losses. To the extent assumptions used by management do not prevail, fair value estimates of the interest-only strip could differ significantly, resulting in either higher or lower future income from servicing and securitization non-interest income, as applicable.

Finance Charge and Fee Revenue Recognition

The Company recognizes earned finance charges and fee income on loans according to the contractual provisions of the credit agreements. When, based on historic performance of the portfolio, payment in full of finance charge and fee income is not expected, the estimated uncollectible portion is not accrued as income. Total finance charge and fee amounts billed but not accrued as income were $497.3 million and $574.4 million during the three months ended June 30, 2003 and 2002, respectively, and $1.0 billion and $1.1 billion during the six months ended June 30, 2003 and 2002, respectively.

RECONCILIATION TO GAAP FINANCIAL MEASURES

The Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) are referred to as its “reported” financial statements. Loans included in securitization transactions which qualified as sales under GAAP have been removed from the Company’s “reported” balance sheet. However, interest income, interchange, fees and recoveries generated from the securitized loan portfolio net of charge-offs in excess of the interest paid to investors of asset-backed securitizations are recognized as non-interest income on the “reported” income statement.

The Company’s “managed” consolidated financial statements reflect adjustments made related to effects of securitization transactions qualifying as sales under GAAP. The Company generates earnings from its “managed” loan portfolio which includes both the on-balance sheet loans and off-balance sheet loans. The Company’s “managed” income statement takes the components of the non-interest income generated from the securitized portfolio and distributes the revenue to appropriate income statement line items from which it originated. For this reason, the Company believes the “managed” consolidated financial statements and related managed metrics to be useful to stakeholders.

		Securitization
	Total Reported	Adjustments(1)	Total Managed(2)

Income Statement Measures
Net interest income	$682,263	$775,254	$1,457,517
Non-interest income	$1,310,622	$(264,610)	$1,046,012
Total revenue	$1,992,885	$510,644	$2,503,529
Provision for loan losses	$387,097	$510,644	$897,741
Balance Sheet Measures
Consumer loans	$26,848,578	$33,887,231	$60,735,809
Total assets	$40,366,651	$33,269,431	$73,636,082
Average consumer loans	$27,101,042	$32,814,755	$59,915,797
Average earning assets	$36,297,922	$31,152,917	$67,450,839
Average total assets	$39,678,236	$32,235,014	$71,913,250
Delinquencies	$1,506,812	$1,497,314	$3,004,126

(1)Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accrued Interest Receivable,” issued in April 2003.

(2) The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

Earnings Summary

Net income increased 35% to $286.8 million, or $1.23 per share, for the three months ended June 30, 2003, compared to net income of $213.1 million, or $0.92 per share, for the same period in 2002. The growth in earnings was primarily attributable to the growth in the Company’s managed loan portfolio, gains from the sale of auto loans in whole loan sale transactions, a decrease in the provision for loan losses, and a reduction in the marketing expenses for the three months ended June 30, 2003, compared to the same period in the prior year.

Managed loans consist of the Company’s reported loan portfolio, the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans and the off-balance sheet securitized loan portfolio. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the securitized loan portfolio. Average managed loans increased 17% to $59.9 billion for the three months ended June 30, 2003 from $51.3 billion for the same period in 2002. Total period end managed loans increased 14% to $60.7 billion at June 30, 2003 from $53.2 billion at June 30, 2002.

For the three months ended June 30, 2003, average managed earning assets increased by $11.9 billion to $67.5 billion compared to the same period in the prior year. Although managed earning assets increased, the managed net interest margin for the three months ended June 30, 2003, decreased to 8.64% from 8.89% for the same period in 2002. This decrease was the result of a 70 basis point decrease in the managed earning asset yield, offset by a 42 basis point decrease in the cost of funds. The decrease in the managed earning asset yield resulted from the addition of higher credit quality, lower yielding loans to the managed loan portfolio combined with a $3.3 billion increase in the Company’s liquidity portfolio for the three months ended June 30, 2003 compared to the same period in 2002.

During the three months ended June 30, 2003, as part of its ongoing program of auto loan sales, the Company sold $1.3 billion of auto loans, recording a gain of $35.1 million.

During the three months ended June 30, 2003, the provision for loan losses decreased $154.7 million to $387.1 million compared to $541.8 million for the same period in the prior year. The decrease in the provision for loan losses reflects slower loan growth during the quarter combined with a decline in forecasted charge-offs due to declines in the delinquency rates at June 30, 2003.

During the three months ended June 30, 2003, marketing expense decreased $49.9 million to $270.6 million compared to the three months ended June 30, 2002. This decrease was a result of the Company’s efforts to slow loan growth to more historical levels and fewer opportunities to invest due to increased competition in the superprime market.

Net income for the six months ended June 30, 2003, was $595.9 million, or $2.58 per share, compared to $401.1 million, or $1.75 per share, for the same period in 2002. This 49% increase in net income primarily reflected the increase in managed earning assets, a reduction in the provision for loan losses, gains recognized on auto loan sales, and reduction in marketing expenses during the six months ended June 30, 2003, compared to the same period in the prior year. Each component is discussed in further detail in subsequent sections of this analysis.

CONSOLIDATED STATEMENTS OF INCOME

Net Interest Income

Net interest income is comprised of interest and past-due fees earned and deemed to be collectible from the Company’s consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior notes and other borrowings.

Reported net interest income for the three month period ended June 30, 2003 was $682.3 million, compared to $654.4 million for the same period in the prior year, representing an increase of $27.9 million, or 4%. For the six months ended June 30, 2003, reported net interest income was $1.4 billion compared to $1.3 billion for the same period in the prior year, representing an increase of $151.4 million, or 12%. Net interest income increased primarily as a result of an 18% and 22% increase in the Company’s average earning assets for the three and six months ended June 30, 2003, respectively, compared to the same periods in the prior year. The reported net interest margin decreased 101 and 68 basis points to 7.52% and 8.05% from 8.53% and 8.73% for the three and six months ended June 30, 2003, respectively, compared to the same periods in the prior year. The decrease was primarily due to a decrease in loan yield, offset by a decrease in the cost of funds. The reported loan yield decreased 80 and 67 basis points to 14.17% and 14.51% for the three and six months ended June 30, 2003, respectively, compared to 14.97% and 15.18% for the three and six months ended June 30, 2002. The yield on consumer loans decreased primarily due to the Company’s shift in the mix of the reported loan portfolio towards a greater composition of lower yielding, higher credit quality loans and lower past-due fees compared to the prior year. In addition, during the three months ended June 30, 2003, the Company took advantage of certain funding opportunities, which increased the Company’s average liquidity portfolio by $3.3 billion compared to the same period in the prior year.

Table 1 provides average balance sheet data, and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for each of the three and six months ended June 30, 2003 and 2002.

TABLE 1 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Three Months Ended June 30

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Earning assets
Consumer loans(1)
Domestic	$24,525,992	$881,922	14.38%	$22,092,654	$842,388	15.25%
Foreign	2,575,050	78,202	12.15%	2,783,466	88,363	12.70%

Total	27,101,042	960,124	14.17%	24,876,120	930,751	14.97%

Securities available for sale	5,386,070	47,895	3.56%	3,662,832	45,815	5.00%
Other
Domestic	3,079,492	54,291	7.05%	1,950,276	45,538	9.34%
Foreign	731,318	7,970	4.36%	188,277	2,557	5.43%

Total	3,810,810	62,261	6.54%	2,138,553	48,095	9.00%

Total earning assets	36,297,922	$1,070,280	11.79%	30,677,505	$1,024,661	13.36%
Cash and due from banks	242,861			450,573
Allowance for loan losses	(1,634,498)			(993,711)
Premises and equipment, net	773,126			822,706
Other	3,998,825			3,083,398

Total assets	$39,678,236			$34,040,471

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$18,029,732	$202,134	4.48%	$14,341,969	$186,942	5.21%
Foreign	1,148,422	18,506	6.45%	934,545	16,170	6.92%

Total	19,178,154	220,640	4.60%	15,276,514	203,112	5.32%

Senior notes	5,533,693	106,151	7.67%	5,959,240	109,687	7.36%
Other borrowings
Domestic	6,681,627	61,217	3.66%	5,918,130	56,851	3.84%
Foreign	1,170	9	3.08%	28,853	599	8.30%

Total	6,682,797	61,226	3.66%	5,946,983	57,450	3.86%

Total interest-bearing liabilities	31,394,644	$388,017	4.94%	27,182,737	$370,249	5.45%
Other	3,135,528			2,836,421

Total liabilities	34,530,172			30,019,158
Equity	5,148,064			4,021,313

Total liabilities and equity	$39,678,236			$34,040,471

Net interest spread			6.85%			7.91%

Interest income to average earning assets			11.79%			13.36%
Interest expense to average earning assets			4.27			4.83

Net interest margin			7.52%			8.53%

(1) Interest income includes past-due fees of approximately $188,057 and $235,475 for the three months ended June 30, 2003 and 2002, respectively.

TABLE 1 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Six Months Ended June 30

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Earning assets
Consumer loans(1)
Domestic	$24,496,856	$1,791,916	14.63%	$20,737,327	$1,606,058	15.49%
Foreign	2,711,168	181,490	13.39%	2,648,988	169,233	12.78%

Total	27,208,024	1,973,406	14.51%	23,386,315	1,775,291	15.18%

Securities available for Sale	4,904,480	90,826	3.70%	3,516,124	88,159	5.01%
Other
Domestic	2,533,869	98,491	7.77%	1,932,689	90,898	9.41%
Foreign	580,778	14,123	4.86%	163,046	4,674	5.73%

Total	3,114,647	112,614	7.23%	2,095,735	95,572	9.12%

Total earning assets	35,227,151	$2,176,846	12.36%	28,998,174	$1,959,022	13.51%
Cash and due from banks	372,955			371,675
Allowance for loan losses	(1,676,490)			(933,855)
Premises and equipment, net	777,313			803,054
Other	4,301,009			2,790,266

Total assets	$39,001,938			$32,029,314

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$17,461,274	$396,972	4.55%	$13,507,123	$352,242	5.22%
Foreign	1,101,252	32,976	5.99%	888,819	29,033	6.53%

Total	18,562,526	429,948	4.63%	14,395,942	381,275	5.30%

Senior notes	5,422,310	210,248	7.75%	5,696,078	203,591	7.15%
Other borrowings
Domestic	6,843,779	119,555	3.49%	5,405,010	107,409	3.97%
Foreign	1,673	28	3.35%	34,137	1,097	6.43%

Total	6,845,452	119,583	3.49%	5,439,147	108,506	3.99%

Total interest-bearing liabilities	30,830,288	$759,779	4.93%	25,531,167	$693,372	5.43%
Other	3,185,442			2,700,428

Total liabilities	34,015,730			28,231,595
Equity	4,986,208			3,797,719

Total liabilities and equity	$39,001,938			$32,029,314

Net interest spread			7.43%			8.08%

Interest income to average earning assets			12.36%			13.51%
Interest expense to average earning assets			4.31%			4.78%

Net interest margin			8.05%			8.73%

(1) Interest income includes past-due fees of approximately $404,682 and $470,243 for the six months ended June 30, 2003 and 2002, respectively.

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

TABLE 2 - INTEREST VARIANCE ANALYSIS

	Three Months Ended			Six Months Ended
	June 30, 2003 vs. 2002			June 30, 2003 vs. 2002

	Increase	Change due to(1)		Increase	Change due to(1)
(in thousands)	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate

Interest Income:
Consumer loans
Domestic	$39,534	$279,016	$(239,482)	$185,858	$415,295	$(229,437)
Foreign	(10,161)	(6,435)	(3,726)	12,257	4,035	8,222

Total	29,373	266,606	(237,233)	198,115	404,233	(206,118)

Securities available for sale	2,080	66,915	(64,835)	2,667	57,066	(54,399)
Other
Domestic	8,753	68,860	(60,107)	7,593	45,376	(37,783)
Foreign	5,413	8,848	(3,435)	9,449	11,599	(2,150)

Total	14,166	88,464	(74,298)	17,042	67,482	(50,440)

Total interest income	45,619	613,775	(568,156)	217,824	634,322	(416,498)
Interest Expense:
Deposits
Domestic	15,192	145,336	(130,144)	44,730	156,740	(112,010)
Foreign	2,336	8,632	(6,296)	3,943	10,097	(6,154)

Total	17,528	154,774	(137,246)	48,673	167,432	(118,759)

Senior notes	(3,536)	(25,493)	21,957	6,657	(22,578)	29,235
Other borrowings
Domestic	4,366	18,697	(14,331)	12,146	44,076	(31,930)
Foreign	(590)	(356)	(234)	(1,069)	(711)	(358)

Total	3,776	19,404	(15,628)	11,077	43,918	(32,841)

Total interest expense	17,768	182,812	(165,044)	66,407	223,475	(157,068)

Net interest income(1)	$27,851	$394,328	$(366,477)	$151,417	$401,572	$(250,155)

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

Servicing and securitizations income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses recognized as a result of the securitization transactions, and fair value adjustments to the interest-only strips. Servicing and securitizations income increased $24.4 million, or 3%, to $742.7 million for the three months ended June 30, 2003, from $718.3 million for the same period in 2002. Servicing and securitizations income increased $127.9 million, or 10%, to $1.5 billion for the six months ended June 30, 2003, from $1.3 billion for the same period in 2002. This increase was primarily due to a 24% and 27% increase in the average off-balance sheet loan portfolio for the three and six months ended June 30, 2003 compared to the same periods in the prior year, offset in part by a reduction in the excess spread generated by the securitized loan portfolio.

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

Service Charges and Other Customer-Related Fees

Service charges and other customer-related fees decreased by $58.0 million or 13%, to $403.0 million for the three months ended June 30, 2003, from $461.0 million in the same period during 2002, and decreased by $82.4 million or 9%, to $844.2 million for the six months ended June 30, 2003, from $926.6 million during the same period in 2002. The decrease primarily reflects a shift in the mix of the reported loan portfolio toward a greater composition of lower fee-generating loans and a decrease in the number of accounts compared with the prior year.

Interchange Income

Interchange income decreased 35% to $89.1 million and 26% to $174.5 million, for the three and six months ended June 30, 2003, respectively, compared to $137.4 million and $235.4 million for the same periods in the prior year. This decrease is primarily attributable to a decrease in purchase volume of the reported credit card loan portfolio. Total interchange income is net of $25.9 million and $47.7 million of costs related to the Company’s rewards programs for the three and six months periods ended June 30, 2003, respectively, compared to $12.8 million and $36.9 million for the same periods in the prior year.

Other Non-Interest Income

Other non-interest income includes gains on sale of securities, gains or losses associated with hedging transactions, service provider revenue generated by the Company’s medical procedures lending business, and gains on sale of auto loans.

Other non-interest income increased $7.7 million and $4.4 million, or 11% and 4%, to $75.8 million and $124.2 million for the three and six months ended June 30, 2003, compared to the same periods in 2002. The increase in other non-interest income was the result of $35.1 million and $39.3 million gains recorded from the routine sale of auto loans during the three and six months ended June 30, 2003, compared to $17.8 for both the comparable periods in the prior year. The increase in other non-interest income from auto loan sale gains was offset by a decrease in gains from sale of securities of $11.6 million and $1.3 million during the three and six months ended June 30, 2003, respectively, compared to the same periods in the prior year.

Non-Interest Expense

Non-interest expense consists of marketing and operating expenses. Non-interest expense for the three and six months ended June 30, 2003 was $1.2 billion and $2.3 billion, respectively, which was comparable to the same periods in the prior year. Marketing expense decreased $49.9 million and $161.7 million to $270.6 million and $512.3 million for the three and six months ended June 30, 2003, respectively, as a result of the Company’s efforts to slow loan growth. Operating expenses increased $46.8 million and $171.7 million to $880.0 million and $1.8 billion for the three and six months ended June 30, 2003, respectively, compared to the same periods in the prior year. The increase in operating expenses was the result of increased credit and recovery efforts combined with a reduction of expenses deferred in connection with loan origination efforts as a result of slowing loan growth.

Income Taxes

The Company’s income tax rate was 37% and 38%, respectively for the three months ended June 30, 2003 and 2002. The decrease was due to growth and improved results of the Company’s International operations, which have lower effective tax rates. The effective rate includes both state and federal income tax components.

MANAGED CONSUMER LOAN PORTFOLIO

The Company’s managed consumer loan portfolio is comprised of reported loans and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with SFAS 140, and are not assets of the Company.

Table 3 summarizes the Company’s managed consumer loan portfolio.

TABLE 3 - MANAGED CONSUMER LOAN PORTFOLIO

	June 30

(in thousands)	2003	2002

Period-End Balances:
Reported consumer loans
Domestic	$24,156,037	$21,519,894
Foreign	2,692,541	2,976,112

Total	26,848,578	24,496,006

Securitization adjustments(1)
Domestic	30,518,384	26,703,256
Foreign	3,368,847	2,008,953

Total	33,887,231	28,712,209

Managed consumer loan portfolio
Domestic	54,674,421	48,223,150
Foreign	6,061,388	4,985,065

Total	$60,735,809	$53,208,215

	Three Months Ended
	June 30

(in thousands)	2003	2002

Average Balances:
Reported consumer loans
Domestic	$24,525,992	$22,092,654
Foreign	2,575,050	2,783,466

Total	27,101,042	24,876,120

Securitization adjustments(1)
Domestic	29,760,892	24,739,542
Foreign	3,053,863	1,727,102

Total	32,814,755	26,466,644

Managed consumer loan portfolio
Domestic	54,286,884	46,832,196
Foreign	5,628,913	4,510,568

Total	$59,915,797	$51,342,764

	Six Months Ended
	June 30

(in thousands)	2003	2002

Average Balances:
Reported consumer loans
Domestic	$24,496,856	$20,737,327
Foreign	2,711,168	2,648,988

Total	27,208,024	23,386,315

Securitization adjustments(1)
Domestic	29,594,303	23,992,641
Foreign	2,782,261	1,649,075

Total	32,376,564	25,641,716

Managed consumer loan portfolio
Domestic	54,091,159	44,729,968
Foreign	5,493,429	4,298,063

Total	$59,584,588	$49,028,031

(1)Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accrued Interest Receivable,” issued in April 2003.

The Company actively engages in off-balance sheet consumer loan securitization transactions. Securitizations involve the transfer of a pool of loan receivables by the Company to an entity created for securitizations, generally a trust or other special purpose entity (“the trusts”). The credit quality of the receivables is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, and accrued interest and fees on the investor’s share of the pool of receivables. Securities ($33.4 billion outstanding as of June 30, 2003) representing undivided interests in the pool of consumer loan receivables are sold to the public through an underwritten offering or to private investors in private placement transactions. The Company receives the proceeds of the sale as payment for the receivables transferred. In certain securitizations, the Company retains an interest in the entity to which it transferred receivables (“seller’s interest”) equal to the amount of the outstanding receivables transferred to the trust in excess of the principal balance of the securities outstanding. For securitizations backed by a revolving pool of assets, the Company’s seller’s interest varies as the amount of the excess receivables in the trusts fluctuates as the accountholders make principal payments and incur new charges on the selected accounts. A securitization backed by non-revolving amortizing assets, such as installment loans, generally does not include a seller’s interest, as obligor principal payments are generally paid to investors on a monthly basis. A securitization accounted for as a sale in accordance with SFAS 140 results in the removal of the receivables, other than any applicable seller’s interest, from the Company’s balance sheet for financial and regulatory accounting purposes and recording of any additional retained interests.

Collections received from securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted to the Company, as described above in “Servicing and Securitizations Income.” For amortizing securitizations, amounts in excess of the amount that is used to pay interest, fees and principal are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal as described below.

Investors in the Company’s revolving securitization program are generally entitled to receive principal payments either in one lump sum after an accumulation period or through monthly payments during an amortization period. Amortization may begin sooner in certain circumstances, including the possibility of the annualized portfolio yield (generally consisting of interest and fees) for a three-month period dropping below the sum of the interest rate payable to investors, loan servicing fees and net credit losses during the period. Increases in net credit losses and payment rates could significantly decrease the spread and cause early amortization. This early amortization could have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. At June 30, 2003, the annualized portfolio yields on the Company’s off-balance sheet securitizations sufficiently exceeded the sum of the related interest rates payable to investors, loan servicing fees and net credit losses, and as such, early amortizations of its off-balance sheet securitizations was not indicated or expected.

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

TABLE 4 - OPERATING DATA AND RATIOS

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2003	2002	2003	2002

Reported:
Average earning assets	$36,297,922	$30,677,505	$35,227,151	$28,998,174
Net interest margin(1)	7.52%	8.53%	8.05%	8.73%
Loan yield	14.17	14.97	14.51	15.18

Managed:
Average earning assets	$67,450,839	$55,559,191	$66,034,100	$53,062,294
Net interest margin(1)	8.64%	8.89%	8.98%	9.07%
Loan yield	14.09	14.32	14.30	14.53

(1)Net interest margin is equal to net interest income divided by average earning assets.

Decreases in the net interest margins resulted from an overall reduction in earning asset yields due to lower consumer loan yields and an increase in the liquidity portfolio. The decrease in the consumer loan yield resulted from the addition of higher credit quality, lower yielding loans. The increase in the liquidity portfolio resulted from the Company taking advantage of favorable funding opportunities during the three months ended June 30, 2003.

Risk Adjusted Revenue and Margin

The Company’s products are designed with the objective of maximizing customer value while optimizing returns for the level of risk undertaken. Management believes that comparable measures for external analysis are the risk adjusted revenue and risk adjusted margin of the managed portfolio. Risk adjusted revenue is defined as net interest income and non-interest income less net charge-offs. Risk adjusted margin measures risk adjusted revenue as a percentage of average earning assets. These measures consider not only the earning asset yield and cost of funds, but also the fee income associated with these products. By deducting net charge-offs, consideration is given to the risk inherent in the Company’s portfolio.

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

TABLE 5 - RISK ADJUSTED REVENUE AND MARGIN

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2003	2002	2003	2002

Reported Income Statement:
Net interest income	$682,263	$654,412	$1,417,067	$1,265,650
Non-interest income	1,310,622	1,384,812	2,615,225	2,626,336
Net charge-offs	(435,634)	(299,353)	(897,091)	(538,053)

Risk adjusted revenue	$1,557,251	$1,739,871	$3,135,201	$3,353,933

Ratios(1):
Net interest margin	7.52%	8.53%	8.05%	8.73%
Non-interest income	14.44	18.06	14.85	18.11
Net charge-offs	(4.80)	(3.90)	(5.10)	(3.71)

Risk adjusted margin	17.16%	22.69%	17.80%	23.13%

Managed Income Statement:
Net interest income	$1,457,517	$1,234,306	$2,965,468	$2,406,843
Non-interest income	1,046,012	1,145,014	2,073,945	2,135,175
Net charge-offs	(946,278)	(639,449)	(1,904,212)	(1,188,085)

Risk adjusted revenue	$1,557,251	$1,739,871	$3,135,201	$3,353,933

Ratios(1):
Net interest margin	8.64%	8.89%	8.98%	9.07%
Non-interest income	6.20	8.24	6.28	8.04
Net charge-offs	(5.61)	(4.60)	(5.76)	(4.47)

Risk adjusted margin	9.23%	12.53%	9.50%	12.64%

(1)As a percentage of average earning assets.

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

TABLE 6 - DELINQUENCIES

	June 30

	2003		2002

		% of		% of
(dollars in thousands)	Loans	Total Loans	Loans	Total Loans

Reported:
Loans outstanding	$26,848,578	100.00%	$24,496,006	100.00%
Loans delinquent:
30-59 days	712,616	2.65	547,520	2.23
60-89 days	344,582	1.29	252,359	1.03
90 or more days	449,614	1.67	305,667	1.25

Total	$1,506,812	5.61%	$1,105,546	4.51%

Loans delinquent by geographic area:
Domestic	1,406,694	5.82%	1,035,272	4.81%
Foreign	100,118	3.72%	70,274	2.36%
Managed:
Loans outstanding	$60,735,809	100.00%	$53,208,215	100.00%
Loans delinquent:
30-59 days	1,270,107	2.10	1,058,884	1.99
60-89 days	693,164	1.14	539,726	1.01
90 or more days	1,040,855	1.71	759,978	1.43

Total	$3,004,126	4.95%	$2,358,588	4.43%

Consumer loan delinquency rate increases principally reflect a continued seasoning of a portion of subprime accounts added during the first six months of 2002, along with slower loan growth in the second half of 2002 and the first half of 2003.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period principal recoveries. Table 7 shows the Company’s net charge-offs for the three month periods presented on a reported and managed basis.

TABLE 7 - NET CHARGE-OFFS

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2003	2002	2003	2002

Reported:
Average loans outstanding	$27,101,042	$24,876,120	$27,208,024	$23,386,315
Net charge-offs	435,634	299,353	897,091	538,053
Net charge-offs as a percentage of average loans outstanding	6.43%	4.81%	6.59%	4.60%

Managed:
Average loans outstanding	$59,915,797	$51,342,764	$59,584,588	$49,028,031
Net charge-offs	946,278	639,449	1,904,212	1,188,085
Net charge-offs as a percentage of average loans outstanding	6.32%	4.98%	6.39%	4.85%

The increase in both the reported and managed net charge-off rates was the result of the continued seasoning of subprime accounts added during the first half of 2002 and slower loan growth in the last half of 2002 and the first half of 2003.

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

TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2003	2002	2003	2002

Balance at beginning of period	$1,635,000	$990,000	$1,720,000	$840,000
Provision for loan losses:
Domestic	347,409	503,943	695,906	866,691
Foreign	39,688	37,898	67,042	64,767

Total provision for loan losses	387,097	541,841	762,948	931,458

Acquisitions/other	3,537	4,512	4,143	3,595

Charge-offs:
Domestic	(482,980)	(323,485)	(996,801)	(593,177)
Foreign	(37,096)	(32,616)	(78,826)	(59,792)

Total charge-offs	(520,076)	(356,101)	(1,075,627)	(652,969)

Recoveries:
Domestic	74,796	50,109	160,739	102,483
Foreign	9,646	6,639	17,797	12,433

Total recoveries	84,442	56,748	178,536	114,916

Net charge-offs	(435,634)	(299,353)	(897,091)	(538,053)

Balance at end of period	$1,590,000	$1,237,000	1,590,000	1,237,000

Allowance for loan losses to loans at period-end	5.92%	4.95%	5.92%	4.95%

Allowance for loan losses by geographic distribution:
Domestic	$1,493,406	$1,160,813	$1,493,406	$1,160,813
Foreign	96,594	76,187	96,594	76,187

The $45.0 million decrease in the allowance for loan losses during the three months ended June 30, 2003, resulted from improving delinquency rates and a reduction in reported loans. The 30 plus day reported delinquency rate was 5.61% at June 30, 2003, down from 6.12% at December 31, 2002, which in turn resulted in a decrease to forecasted charge-offs. The Company’s reported loan portfolio decreased to $26.9 million at June 30, 2003 from $27.6 billion at March 31, 2003.

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

TABLE 9 - REPORTABLE SEGMENTS

	Consumer Lending		Auto Finance		International

	As of and for the Three		As of and for the Three		As of and for the Three
	Months Ended June 30		Months Ended June 30		Months Ended June 30

	2003	2002	2003	2002	2003	2002

Loans receivable	$47,181,885	$42,819,132	$7,379,815	$5,353,825	$6,061,388	$4,985,065
Net income	289,775	296,608	44,002	14,915	13,630	(19,818)
Net charge-off rate	6.95%	5.46%	4.22%	2.84%	4.48%	3.91%
Delinquency rate	4.83%	4.51%	6.97%	5.38%	3.92%	3.78%

	Consumer Lending		Auto Finance		International

	For the Six Months Ended		For the Six Months Ended		For the Six Months
	June 30		June 30		Ended June 30

	2003	2002	2003	2002	2003	2002

Net income	599,001	568,632	37,541	4,915	31,700	(28,327)

Consumer Lending Segment

The Consumer Lending segment consists primarily of domestic credit card and installment lending activities. The loan growth in this segment reflects the Company’s continued success in applying its IBS.

The Company slowed its loan growth during the first six months of 2003, resulting in an expected increase to its charge-off rate when compared to the same period in 2002. The Consumer Lending delinquency rate at June 30, 2003 increased over the delinquency rate at June 30, 2002 due to the continued seasoning of subprime accounts added during the first six months of 2002, and the slower loan growth during the first six months of 2003.

Auto Finance Segment

The Auto Finance segment consists of automobile financing activities. The increase in loans outstanding at June 30, 2003 compared to June 30, 2002 was the result of expanded organizational capabilities and increased reliance on IBS concepts, which attracted new dealer-sourced and direct loan volume. The Auto Finance segment’s contribution to consolidated net income increased to $37.5 million for the six month period ended June 30, 2003, compared to $4.9 million for the same period in the prior year.

During 2003, the Company sold $1.4 billion of auto loans in whole loan sale transactions resulting in $39.3 million of gains, of which $29.3 was allocated to the Auto Finance Segment.

The increase in the charge-off rate for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was driven by general economic weakness, slower loan growth and a continued deterioration in used car values, which caused higher loss severity.

The increase in the delinquency rate at June 30, 2003 compared to June 30, 2002 was primarily the result of slower loan growth and general economic weakness.

International Segment

The International segment consists of all non-domestic consumer lending activities. The increase in total International segment loans outstanding was principally the result of the application of IBS to originate loans in the United Kingdom and Canada. The International segment’s contribution to consolidated net income increased to $31.7 million for the six month period ended June 30, 2003, compared to a loss of $28.3 million for the same period in the prior year.

The increase in the charge-off rate largely reflected the relatively slow loan growth during the second half of 2002 and the first quarter of 2003, and changes in the exchange rate between the U.S. and Canadian dollars. The increase in the International segment delinquency rate was primarily as a result of the seasoning of the Canadian credit card portfolio.

FUNDING

The Company has established access to a variety of funding alternatives in addition to securitization of its consumer loans. Table 10 illustrates the Company’s unsecured funding sources.

TABLE 10 - FUNDING AVAILABILITY AS OF JUNE 30, 2003

	Effective/			Final
(dollars or dollar equivalents in millions)	Issue Date	Availability(1)	Outstanding	Maturity(5)

Senior and Subordinated Global Bank Note Program(2)	1/03	$3,900	$3,631	—
Senior Domestic Bank Note Program(3)	4/97	—	$783	—
New Revolving Credit Facility	5/03	$1,000	—	5/05
Multicurrency Facility(4)	8/00	$345	—	8/04
Collateralized Revolving Credit Facility	—	$2,296	$204	—
Corporation shelf registration	3/02	$2,248	N/A	—

(1)	All funding sources are non-revolving except for the Multicurrency Credit Facility, the New Domestic Revolving Credit Facility and the Collateralized Revolving Credit Facility. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.

(2)	The notes issued under the global senior and subordinated bank note program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in May 2003.

(3)	The notes issued under the senior domestic bank note program have original terms of one to ten years. The senior domestic bank note program is no longer available for issuances.

(4)	US dollar equivalent based on the USD/Euro exchange rate as of June 30, 2003.

(5)	Maturity date refers to the date the facility terminates, where applicable.

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $3.6 billion outstanding at June 30, 2003. During the second quarter 2003, the Bank issued $600.0 million of five-year fixed rate bank notes and $500 million of ten-year fixed rate subordinated bank notes under this program. In January 2003, the Bank increased its capacity under the Senior and Subordinated Global Bank Note Program to $8.0 billion and in May 2003 updated this Program. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $782.8 million was outstanding at June 30, 2003. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

In May 2003, the Company terminated the Domestic Revolving Credit Facility and replaced it with a new revolving credit facility providing for an aggregate of $1.0 billion in unsecured borrowings from various lending institutions to be used for general corporate purposes (the “New Credit Facility”). The New Credit Facility is available to the Corporation, the Bank, the Savings Bank and Capital One Bank (Europe) plc. However, the Corporation’s availability is limited to $250.0 million. All borrowings under the New Credit Facility are based on varying terms of LIBOR.

An Euro 300 million multicurrency revolving credit facility (the “Multicurrency Facility”) is available for general purposes of the Bank’s business in the United Kingdom. The Corporation and the Bank serve as guarantors of all borrowings by Capital One Bank (Europe), plc under the Multicurrency Facility. Internationally, the Company has funding programs available to foreign investors or to raise funds in foreign currencies, allowing the Company to borrow from U.S. and non-U.S. lenders, including foreign currency funding options under the Credit Facility discussed above. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translations.

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain consumer loan assets. As of June 30, 2003, the credit facility had the capacity to issue up to $2.5 billion in secured notes. The collateralized revolving warehouse credit facility has several participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of June 30, 2003, the Corporation had two effective shelf registration statements under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of June 30, 2003, the Company had $19.8 billion in interest-bearing deposits of which $8.9 billion represent large denomination certificates of $100 thousand or more, with original maturities up to ten years.

Table 11 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of June 30, 2003.

TABLE 11 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	June 30, 2003

(dollars in thousands)	Balance	Percent

Three months or less	$1,038,751	11.65%
Over 3 through 6 months	924,668	10.37
Over 6 through 12 months	1,472,127	16.52
Over 12 months through 10 years	5,477,527	61.46

Total	$8,913,073	100.00%

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

Credit Risk

Credit risk is one of the Company’s most important risk categories. Consequently, as part of the Company’s risk management process, the Company has established a central reference system of control of credit polices and programs that is designed to maintain the ability of the Company’s operating units to respond flexibly to changing market and competitive conditions. In 2002, the Company appointed a dedicated Chief Credit Officer, expanded its central Credit Risk Management staff and strengthened its Credit Policy Committee. The credit committee and staff group oversee that the Company’s credit decisions are made on an appropriate basis, that each of its operating units applies standardized practices in measuring and managing credit risk, and that relevant factors, including an appropriate credit outlook, profitability, and the competitive, economic and regulatory environment are considered in making credit decisions.

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

The Company measures interest rate risk through the use of a simulation model. The model generates a distribution of 12-month managed net interest income outcomes based on a plausible set of interest rate paths, which are generated from an industry-accepted term structure model. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The Company’s Asset/Liability Management Policy requires that based on this distribution there be no more than a 5% probability of a reduction in 12-month net interest income of more than 3% of base net interest income. The interest rate scenarios evaluated as of June 30, 2003 included scenarios in which short-term interest rates rose by over 290 basis points or fell by as much as 190 basis points over the 12 months.

The Asset/Liability Management Policy also limits the change in 12-month net interest income and economic value of equity due to instantaneous parallel rate shocks.

As of June 30, 2003, the Company was in compliance with its interest rate risk management policies. The measurement of interest rate sensitivity does not consider the effects of changes in the overall level of economic activity associated with various interest rate scenarios or reflect the ability of management to take action to further mitigate exposure to changes in interest rates. This action may include, within legal and competitive constraints, the repricing of interest rates and/or fees on outstanding credit card loans.

Liquidity Risk

Liquidity risk refers to the Company’s ability to meet its cash needs. The Company meets its cash requirements by securitizing assets, gathering deposits and issuing debt and equity. As discussed in “Managed Consumer Loan Portfolio,” a significant source of liquidity for the Company has been the securitization of consumer loans. Maturity terms of existing securitizations vary from 2003 to 2008, and for revolving securitizations have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization could have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet.

As such amounts amortize or are otherwise paid, the Company believes it can securitize additional consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of June 30, 2003, the Company had $8.6 billion of such securities, cash and cash equivalents.

Liability liquidity is measured by the Company’s ability to obtain borrowed funds in the financial markets in adequate amounts and at favorable rates. As of June 30, 2003, the Company, the Bank, the Savings Bank and COAF collectively had over $3.6 billion in unused commitments under various credit facilities available for liquidity needs.

Operational Risk

The Company is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of an operational deficiency or as result of noncompliance with applicable regulatory standards.

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

The Company maintains systems of control that provide management with timely and accurate information about the operations of the Company. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. Management continually monitors and improves its internal control systems and Company-wide processes and procedures to reduce the likelihood of losses related to operational risk.

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

The most recent notifications received from the Regulators categorized the Bank and the Savings Bank as “well-capitalized.” To be categorized as “well-capitalized,” the Bank and Savings Bank must maintain minimum capital ratios as set forth in Table 12. As of June 30, 2003, there were no conditions or events since these notifications that management believes would have changed either the Bank or the Savings Bank’s capital category.

TABLE 12 - REGULATORY CAPITAL RATIOS

	Regulatory	Applying		To Be “Well Capitalized”
	Filing	Subprime	Minimum for	Under
	Basis	Guidance	Capital	Prompt Corrective Action
	Ratios	Ratios	Adequacy Purposes	Provisions

June 30, 2003
Capital One Bank
Tier 1 Capital	15.08%	10.98%	4.00%	6.00%
Total Capital	20.31	15.04	8.00	10.00
Tier 1 Leverage	12.70	12.70	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	15.39%	11.87%	4.00%	6.00%
Total Capital	17.09	13.47	8.00	10.00
Tier 1 Leverage	14.53	14.53	4.00	5.00

June 30, 2002
Capital One Bank
Tier 1 Capital	15.24%	11.15%	4.00%	6.00%
Total Capital	17.37	12.99	8.00	10.00
Tier 1 Leverage	13.38	13.38	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	13.74%	10.19	4.00%	6.00%
Total Capital	15.58	11.87	8.00	10.00
Tier 1 Leverage	11.73	11.73	4.00	5.00

Since early 2001, the Bank and Savings Bank have treated a portion of their loans as subprime under the Subprime Guidelines and have assessed their capital and allowance for loan losses accordingly. In the second quarter of 2002, the Company adopted a revised application of the Subprime Guidelines, the result of which was to require more capital and allowance for loan losses to be held against subprime loans. Under the revised application of the Subprime Guidelines, the Company has, for purposes of calculating capital ratios, risk weighted subprime loans in targeted programs at 200%, rather than the 100% risk weighting applied to loans not in targeted subprime programs. The company has addressed the additional capital requirements with available resources. Under the revised application of the Subprime Guidelines, each of the Bank and Savings Bank exceeds the requirements for a “well-capitalized” institution as of June 30, 2003.

For purposes of the Subprime Guidelines, the Company has treated as subprime all loans in the Bank’s and the Savings Bank’s targeted subprime programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of June 30, 2003, approximately $4.9 billion or 24.4% of the Bank’s, and $3.0 billion or 24.7% of the Savings Bank’s, on-balance sheet assets were treated as subprime for purposes of the Subprime Guidelines.

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

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of June 30, 2003, the Company’s Tier 1 Leverage ratio was 12.84%. The Company expects to maintain a Tier 1 leverage ratio of at least 6% in the future.

Additionally, federal banking law limits the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of June 30, 2003, retained earnings of the Bank and the Savings Bank of $1.2 billion and $518.2 million, respectively, were available for payment of dividends to the Corporation without prior approval by the Regulators. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

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

LEGISLATIVE AND REGULATORY MATTERS

Informal Memorandum of Understanding

As described in the Company’s report on Form 10-Q, dated August 13, 2002, the Company has entered into an informal memorandum of understanding with the bank regulatory authorities with respect to certain issues, including capital, allowance for loan losses, finance charge and fee reserve policies, procedures, systems and controls. A memorandum of understanding is characterized by regulatory authorities as an informal action that is not published or publicly available. The Company has implemented levels of capital, reserves and allowances that it believes satisfy the memorandum of understanding.

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

On July 11, 2003, the US banking agencies released an Advanced Notice of Proposed Rulemaking (the “ANPR”) that solicits comments from US financial institutions regarding the implementation of the Committee’s proposal in the United States.

Despite the release of the ANPR, it is not clear as of this date whether and in what manner the proposed new accord will be adopted by U.S. bank regulators with respect to banking organizations that they supervise and regulate. Adoption of the proposed new accord could require U.S. banking organizations, including the Company, to increase their capital, due in part to the new capital requirement for operational risk.

Privacy and Fair Credit Reporting

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”) requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of non-public personal information about them with non-affiliated third persons. The Corporation and the Bank each have a written privacy notice posted on the Corporation’s web site which is delivered to each of its customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. Under that privacy notice, the Corporation and the Bank protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others. The Corporation and the Bank require business partners with whom they share such information to abide by the redisclosure and reuse provisions of the GLB Act. The Corporation and the Bank have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act.

If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Corporation and/or the Bank may need to amend their privacy policies and adapt their internal procedures. In addition to adopting federal requirements regarding privacy, the GLB Act also permits individual states to enact stricter laws relating to the use of customer information. Vermont and North Dakota have done so by regulation or referendum, and many states, notably California, are expected to consider such proposals which may impose additional requirements or restrictions on the Corporation and/or the Bank. Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”) on a uniform, nationwide basis. Portions of the federal FCRA related to credit reporting, prescreening, sharing of information between affiliates, and the use of credit data may become subject to additional state legislation if Congress does not extend its explicit preemption over such matters by December 31, 2003 on a uniform, nationwide basis. If Congress fails to extend this preemption, future state legislation may make it more difficult or more costly for the Company to obtain credit bureau data, and may impact the quality or quantity of available data.

Holding Company Regulation

The Corporation is a unitary thrift holding company and may not be acquired by nonfinancial companies without relinquishing certain powers. In addition, if a unitary thrift holding company is acquired by a financial company without certain grandfathered rights, it may lose its ability to engage in certain non-banking activities otherwise ineligible for bank holding companies or financial holding companies.

The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia’s Bureau of Financial Institutions. The Corporation’s automobile financing activities include COAF and PeopleFirst and fall under the scrutiny of the state agencies having supervisory authority under applicable sales finance laws or consumer finance laws in most states. The Corporation also complies with regulations in the international jurisdictions in which it conducts its business.

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

USA PATRIOT Act of 2001

On October 26, 2001, the President signed into law the USA PATRIOT Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondence accounts for non-U.S. persons; standards for verifying customer identification at account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Department of Treasury in consultation with the Federal Reserve Board (“FRB”) and other federal financial institution regulators has promulgated rules and regulations implementing the Patriot Act which: prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; require financial institutions to maintain certain records for correspondent accounts of foreign banks; require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; require due diligence with respect to private banking and correspondent banking accounts; facilitate information sharing between government and financial institutions, and require financial institutions to have in place an anti-money laundering program.

In addition, an implementing regulation under the Patriot Act regarding verification of customer identification by financial institutions was recently finalized and became effective on May 30, 2003. The Corporation has implemented and will continue to implement the provisions of the Patriot Act as such provisions become effective. The Corporation currently maintains and will continue to maintain policies and procedures to comply with the Patriot Act requirements.

FFIEC

On January 8, 2003, the Federal Financial Institutions Examination Council (“FFIEC”) released Account Management and Loss Allowance Guidance (the “Guidance”). The Guidance applies to all credit card lending of regulated financial institutions and generally requires that banks properly manage several elements of their credit card lending programs, including line assignments, over-limit practices, minimum payment and negative amortization, workout and settlement programs and the accounting methodology used for various assets and income items related to credit card loans.

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

Sarbanes-Oxley

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies that are required to file periodic reports with the Securities and Exchange Commission (“SEC”) and contains a number of significant changes relating to the responsibilities of directors and officers and reporting and governance obligations of SEC reporting companies. Certain provisions of the Sarbanes-Oxley Act were effective immediately without action by the SEC; however many provisions became, or will become, effective after its passage and required, or will require, the SEC to issue implementing rules. Following the passage of the Sarbanes-Oxley Act, the Company has taken steps which it believes place it in substantial compliance with the effective provisions of the Sarbanes-Oxley Act. The Company continues to monitor SEC rulemaking to determine if additional changes are needed to comply with provisions that will become effective in the future. Furthermore, the Company’s management has monitored the design of, or has designed, internal controls and procedures for financial reporting and disclosure controls and procedures to provide reasonable assurance regarding the reliability of these controls and has evaluated the effectiveness of the controls as more fully set forth in “Controls and Procedures” below. During the course of its compliance efforts, the Company has identified no significant changes which must be made to its organizational and control structures or existing processes as a result of this legislation and the currently effective rules issued by the SEC thereunder. The Company’s management also has disclosed to the Company’s auditors and the audit committee any significant deficiencies or material weaknesses in the design or operation of its controls, as well as any fraud, whether or not material, by those that have a significant role in these controls.

BUSINESS OUTLOOK

This business outlook section summarizes the Company’s expectations for earnings for 2003, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward looking, and therefore actual results could differ materially. Factors that could materially influence results are set forth throughout this section and below under “Risk Factors”.

Earnings Goals

The Company has historically targeted annual growth in earnings per share of at least 20%, with 2002 marking the eighth consecutive year that this goal has been achieved. The Company anticipates earnings per share results of at least $4.55 in 2003, or approximately 16% growth over the $3.93 earnings per share achieved in 2002. The Company continues to target long-term earnings per share growth of 20% per year.

The Company’s 2003 earnings per share growth target results from its decision to moderate the growth of its managed loans outstanding to 15-20% in 2003 from 32%, 53% and 46% in 2002, 2001 and 2000,

respectively. In the second half of 2003, the Company expects marketing spending to increase from the $512 million invested in the first half of 2003. The Company’s allowance for loan losses is also expected to increase in the second half of this year as reported loan balances increase. The Company expects to achieve these results based on the continued success of its business strategies and its current assessment of the competitive, regulatory and funding market environments that it faces (each of which is discussed elsewhere in this Quarterly Report), as well as the expectation that the geographies in which the Company competes will not experience significant consumer credit quality erosion, as might be the case in an economic downturn or recession.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affects fees, charge-offs and provision expense) and the Company’s marketing and operating expenses. An overview of trends in these metrics, as well as a discussion of the Company’s core IBS and the competitive dynamics of the Company’s three operating segments, follow.

Revenue

Revenue margin is expected to fluctuate due to the Company’s scheduled repricings of certain introductory rate credit card products, delinquency trends and general shifts in product strategy. However, revenue margin is expected to trend lower over time as a result of the Company’s gradual shift towards higher credit quality assets.

Marketing Investment

Marketing expense in the second half of 2003 is expected to increase from the $512 million invested in the first half of 2003. A portion of this marketing spending will continue to support the Company’s efforts to build a strong brand for the Company. The Company’s “What’s in Your Wallet” campaign has resulted in the Company achieving brand awareness and brand equity scores among the highest in the credit card industry, as measured by third-party firms. The Company believes the branded franchise that it is building strengthens and enables its IBS and mass customization strategies across product lines. The Company cautions, however, that an increase or decrease in marketing expense or brand awareness does not necessarily correlate to a comparable increase or decrease in outstanding balances or accounts due to, among other factors, the long-term nature of brand building, customer attrition and utilization patterns, and shifts over time in targeting consumers and/or products that have varying marketing acquisition costs.

The Company expects to vary its marketing across its credit card, installment lending and auto financing products depending on the competitive dynamics of the various markets in which it participates. Currently, among the Company’s various product lines, U.S. credit cards marketed to consumers with the most favorable credit profiles are facing the highest degree of competitive intensity. Accordingly, the Company expects to focus a larger proportion of its marketing expenditures on other products marketed to similar consumer bases, such as installment loans and U.K. credit cards, in the short term. The Company expects to adjust its marketing allocations, however, to target specific product lines that it believes offer the highest response rates and opportunities from time to time.

As a result of overall marketing investments the Company expects to make in 2003 and the continued shift toward higher credit quality, and thus higher balance accounts, the Company expects little or no account growth in 2003. The Company also expects managed loans outstanding to increase by approximately 15%-20% in 2003, with a majority of this growth comprising superprime and prime assets rather than subprime assets.

Operating Cost Trends

Management believes one of its competitive advantages is its low operating cost structure, and therefore measures operating efficiency using a variety of metrics which vary by specific department or business unit. During the second half of 2003, the Company expects operating costs per account (defined as all non-interest expense less marketing, divided by the average annual number of accounts) to fluctuate around $80, including costs associated with the closing of the Fredericksburg, Virginia site. Additionally, as the loan mix continues to shift towards higher balance accounts such as auto and installment loans, operating costs as a percentage of assets will continue to decline.

Impact of Delinquencies, Charge-offs and Attrition

The second quarter of 2003 evidenced an improvement in delinquencies, with balances 30 days or more delinquent falling from 4.97% on March 31, 2003, to 4.95% on June 30, 2003. Since reductions in delinquent balances typically result in reductions in charge-offs in later periods, the company currently believes the charge-off rate in the second half of 2003 will be lower than the 6.32% experienced in the second quarter of 2003, with a seasonal increase in the fourth quarter of 2003.

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

The Company’s earnings are also sensitive to the pattern of loan growth throughout a given year, as provision expense taken in a given period is a function of charge-offs in the period, as well as the quantity of loans held on the Company’s balance sheet and the delinquency status of those loans. In the first half of 2003, loan growth was modest while delinquencies improved and charge-offs began to decline. These factors in combination resulted in a reduction in the allowance for loan losses in both the first and second quarters of 2003. The Company expects loan growth to accelerate in the second half of 2003 due to natural seasonality in the credit card business, an increased amount of marketing investment in new products, and an expectation that the Company will sell fewer auto loans in the second half of 2003 than it did in the first half of 2003. The Company believes that these factors will result in higher provision expense and loan loss allowance in the second half of 2003 despite an expectation of declining charge-off rates.

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

Consumer Lending Segment

This segment consists of $42.1 billion of U.S. credit card receivables and $5 billion in installment loan receivables, marketed to consumers across the full credit spectrum.

The competitive environment is currently intense for credit card products marketed to consumers with the best credit profiles. The Federal Reserve Board’s lowering of interest rates during 2002 and 2003 has allowed many issuers to enter the market with fixed annual percentage rate (“APR”) credit cards below 10%. Prior to these interest rate reductions, the Company was the only major issuer to be heavily marketing fixed rate cards below 10%. As interest rates have fallen, the Company has offered 0% introductory rates, followed by low long-term fixed rates. At the same time, industry mail volume increased substantially in mid-2002, resulting in declines in response rates to the Company’s new customer solicitations. Additionally, competition has increased the attrition levels in the Company’s existing superprime portfolio, although they still remain well below the attrition levels realized in the prime and subprime portfolios.

The Company continues to use its IBS to test new credit card products. In the second quarter of 2003, the Company completed testing of a new 4.99% fixed rate credit card, with no introductory rate period, that is targeted to customers with very strong credit histories. The Company believes the economics of this product are attractive, but are dependent on achieving low acquisition costs, low charge-offs, and low operating costs. This product, together with other superprime credit card, auto finance and international credit card lending, are expected to lead the Company’s receivables growth in the second half of 2003.

Likewise, the Company’s credit card products marketed to consumers with less established or higher risk credit profiles continue to experience steady competition. These products generally feature higher annual percentage rates, lower credit lines, and annual membership fees. Additionally, since these borrowers are generally viewed as higher risk, they tend to be more likely to pay late or exceed their credit limit, which results in additional fees assessed to their accounts. The Company’s strategy has been, and is expected to continue to be, to offer competitive APRs and annual membership, late and overlimit fees on these accounts.

Auto Finance Segment

This segment consists of $7.4 billion of U.S. auto receivables, marketed across the credit spectrum, via direct and indirect marketing channels. The Company expects to more heavily weight its portfolio growth toward prime and direct marketed products. The Company believes that full credit spectrum financing provides competitive advantage and scale benefits to the auto business.

In the fourth quarter of 2002, the Company entered into a forward flow agreement with a purchaser to sell non-prime auto receivables originated via its auto dealer network. These assets are sold at a premium, servicing released with no recourse. During the second quarter 2003, the Company sold $161 million of non-prime auto receivables under this agreement. These assets are originated using the Company’s underwriting policies. As part of its overall business strategy, the Company also sold $1.2 billion in superprime auto loans in the second quarter. The Company plans to slow the rate of sale of superprime auto loans in the second half of 2003 to hold more of these loans on its balance sheet.

Credit quality in the superprime auto finance business has remained strong, with net charge-offs in the 15-20 basis point range expected in 2003. Charge-off frequency in the non-prime auto business has continued to improve, on a static pool basis, in each year that the Company has participated in the sector. However, declining prices for used cars at auction have increased repossession severity. The Company believes that it can continue to improve credit risk and grow market share and profits in the auto finance business.

International Segment

This segment consists of $6.1 billion of credit card receivables and installment loans, principally originated and managed in the U.K. and Canada. Additionally, the Company has been testing and plans to continue to test new geographic markets.

The improvement in the Company’s financial performance over the past twelve months is due to the maturation of the Company’s businesses in the U.K. and Canada. Both of these businesses are generating profitable portfolio growth, realizing lower operating expenses and steadily improving risk management.

In 2002, the Company also launched its “What’s in Your Wallet?” and “No Hassle” brand campaigns in the U.K. This strong focus on brand marketing activity, combined with industry leading rates and products, has enabled our U.K. business to continually rank among the top issuers of new credit cards in the U.K. market in terms of managed loans outstanding.

MANAGEMENT CHANGES

During the first half of 2003, the Corporation announced several changes in its senior management structure. On March 3, 2003, the Corporation announced the resignation of David M. Willey, former Executive Vice President and Chief Financial Officer, in conjunction with a pending investigation by the Securities and Exchange Commission (the “SEC”) alleging insider trading by Mr. Willey and his spouse. At that time, David R. Lawson, Chief Executive Officer of Capital One Auto Finance, Inc., assumed the additional position of Chief Financial Officer of the Corporation. In April 2003, Dennis H. Liberson, former Executive Vice President, Human Resources, resigned from employment with the Corporation effective June 30, 2003. Matthew Schuyler, Senior Vice President, Human Resources, assumed all executive responsibilities previously held by Mr. Liberson on May 1, 2003. Additionally, on April 21, 2003, the Corporation announced the creation of a management Executive Committee, chaired by Richard D. Fairbank, the Corporation’s Chief Executive Officer, and comprising the heads of each of the Corporation’s business and staff functions. At the same time, the Corporation announced that Nigel W. Morris, who had served as President and Chief Operating Officer of the Corporation since September 1994, would transition to the role of Vice Chairman as of May 1, 2003. On August 6, 2003, the Corporation announced that Mr. Morris and the Corporation had entered into an employment agreement, as described in more detail below, setting forth Mr. Morris’ responsibilities prior to his departure on April 30, 2004, and the terms of his separation thereafter. Lastly, on August 6, 2003, the Company announced that Robert A. Crawford, Controller and Principal Accounting Officer, has resigned from the Company effective August 31, 2003.

In addition, the Corporation announced several executive hires and promotions in the second quarter. Gary Perlin, formerly Chief Financial Officer at the World Bank, joined the Corporation on July 29, 2003 and will assume the role of Chief Financial Officer and Principal Accounting Officer on August 15, 2003. Laura Olle, who had been acting as Interim Chief Risk Officer since 2002, was appointed Chief Enterprise Risk Officer in April 2003, and

Stephen Linehan, formerly Vice President and Assistant Treasurer, was promoted to Senior Vice President and Treasurer effective July 1, 2003.

Employment Agreement with Mr. Morris

Pursuant to an Employment Agreement between Mr. Morris and the Corporation dated as of July 18, 2003, Mr. Morris will continue to serve as Vice Chairman of the Corporation through April 30, 2004. As previously announced, it is expected that Mr. Morris will complete the transition of his executive officer responsibilities by the end of 2003. However, he will continue to assist his successors and will continue to serve on the Boards of Directors of the Corporation, the Bank and the Savings Bank until the expiration of his current term in April 2004. From the date of his employment agreement through December 31, 2008, Mr. Morris will be subject to various non-competition and other restrictive covenants. These covenants prohibit Mr. Morris from, inter alia, working for or advising any company that is engaged in a consumer lending business that competes with the Corporation’s business in any country where the Corporation does business. In exchange for complying with these restrictive covenants, Mr. Morris will receive $750,000 annually, beginning January 1, 2004, and similar perquisites and benefits to those for which he is currently eligible as an employee, including an automobile, an allowance for personal financial services, home security protection, executive assistance and home office support. In addition, as of the date of the employment agreement, Mr. Morris held 3,006,358 outstanding, vested stock options to purchase shares of the Corporation’s common stock, which will expire on July 30, 2004, according to their terms. The Company has since announced Mr. Morris’ entry into a trading plan providing for the exercise of all of these stock options and the sale of the underlying shares of common stock. Another 3,221,853 outstanding, vested and unvested stock options will continue to vest and be exercisable through December 31, 2008, unless expiring earlier according to their terms. Mr. Morris has also agreed to forfeit, as of the date of the employment agreement, the 753,774 stock options awarded to him on April 29, 1999, which would have otherwise vested in 2008 (or earlier upon a change of control of the Corporation). If Mr. Morris violates certain of the restrictive covenants in his employment agreement at any time prior to December 31, 2008, the Corporation will cease making the payments and providing the benefits described above, other than the continued vesting and exercisability of his stock options, and be entitled to seek a lump sum payment of $25 million from Mr. Morris, as well as to sue for actual and punitive damages and injunctive relief. If Mr. Morris’ employment is terminated for cause or he leaves without good reason prior to April 30, 2004, the Corporation will likewise cease making the payments and providing the benefits described above, other than the continued vesting and exercisability of his stock options.

The Board of Directors believes that Mr. Morris’ employment agreement is appropriate and reasonable in light of Mr. Morris’ lengthy service in co-founding and building the Corporation and its business. Mr. Morris’ employment agreement has been entered into with the intent of protecting the Corporation’s intellectual capital by discouraging Mr. Morris from providing services to the Corporation’s competitors or disclosing the Corporation’s confidential information. The agreement has also been entered into with the intent of encouraging a smooth and orderly transition of Mr. Morris’ current responsibilities and enabling him to be compensated through the continued exercise of stock option awards made to Mr. Morris during the nine years in which he served as President and Chief Operating Officer but received limited or no other compensation.

Separation Agreement with Mr. Willey

Mr. Willey and the Corporation signed a Letter of Agreement dated July 8, 2003, providing for certain payments and benefits following his separation from employment. The terms of his agreement provide for the following: payment of base salary for two years, based on his base salary as of the date of separation from employment; reimbursement of the portion of his 2002 cash incentive, paid in January 2003, forgone in connection with the Corporation’s stock option program known as EntrepreneurGrant V; continuation of the vesting of restricted stock granted to him on December 6, 2002; modification of all outstanding, unvested stock options with an exercise price of $50.00 or less per share (other than EntrepreneurGrant V) to permit the continuation of vesting and exercisability through March 5, 2006; immediate cancellation of all outstanding stock options granted as part of EntrepreneurGrant V and all outstanding, unvested stock options with an exercise price of more than $50.00 per share; expiration of all outstanding, vested stock options three months from the date of his separation from employment with the Corporation, according to the terms of the related stock option agreements; and certain health and welfare benefits for two years from his date of separation. The agreement also contains a general release of claims from Mr. Willey for the benefit of the Company and other terms and conditions, including covenants regarding cooperation with, and non-disparagement of, the Corporation and the enforcement of Mr. Willey’s Intellectual Property Protection Agreement (which includes non-competition and confidentiality convenants) for its full two-year duration. Mr. Willey will not be entitled to any additional payments under his Intellectual Property Protection Agreement. If a court finds Mr. Willey responsible for wrongdoing in the matters for which he is under investigation with the SEC, or if Mr. Willey admits wrongdoing in a related settlement agreement with the SEC, then the Corporation may require forfeiture of the stock options and restricted stock modified by his agreement and recovery of any profits obtained by prior exercise or vesting of such stock options or restricted shares. Breach by Mr. Willey of his obligations under the agreement, later discovery of other wrongdoing by Mr. Willey while employed by the Corporation, or a finding of wrongdoing by any court or regulatory body other than as set forth above, would entitle the Corporation to require forfeiture of his continued salary and health and welfare benefits.

The Compensation Committee of the Board of Directors believes that the terms of Mr. Willey’s separation agreement are appropriate and reasonable in light of the lengthy service Mr. Willey provided to the Corporation and its business. His agreement has been entered into with the intent of recognizing Mr. Willey’s contributions and after consideration of relevant competitive and other factors.

RISK FACTORS

The strategies and objectives outlined above, and the other forward-looking statements contained in this section, involve a number of risks and uncertainties. The Company cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially. This section highlights specific risks that could affect the business and the Company. Although the Company has tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and the Company cannot predict such risks or estimate the extent to which they may affect the Company’s financial performance. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following:

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

The securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances, is one of the Company’s major sources of funding. As of June 30, 2003, the Company had $39.3 billion, or approximately 65%, of its total loans subject to securitization transactions. The Company’s future ability to use securitization as a funding source depends on the difficulty and expense associated with such funding. Until now, the Company has used securitization funding because the terms have been economically acceptable. The Company’s continued reliance on this funding source will be affected by many factors. Economic, reputational, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms both domestically and internationally, where the securitization of consumer loans may be on terms more or less favorable than in the United States. For example, securitizations that meet the criteria for sale treatment under GAAP may not always be an attractive source of funding for the Company, and it may have to seek other, more expensive funding sources in the future. In such event, the Company’s earnings could be reduced and its ability to fund its asset growth may be severely restricted. Economic trends have recently resulted in securitization terms becoming less favorable market-wide. This risk of loan financing has been heightened for the Company, in particular, due to market perceptions of its lower unsecured debt rating compared to other credit card issuers, its informal memorandum of understanding with its federal banking regulators, and the proportion of certain accounts in its loan portfolio viewed by some as subprime, as further described below. In addition, the occurrence of certain events may cause previously completed securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. This early amortization would also have a significant effect on the ability of the Bank and the Savings Bank to meet their capital adequacy requirements as affected off-balance sheet loans would have to be recorded on the balance sheet and so would be subject to regulatory capital requirements.

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

In particular, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of funding. The Company currently receives ratings from several ratings entities. As private entities, ratings agencies have broad discretion in the assignment of ratings. Because the Company depends on the capital markets for funding and capital, a strong rating (particularly an investment grade rating) is important. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher at Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three rating agencies rate the unsecured senior debt of the Bank investment grade. Two of the three rate the unsecured senior debt of the Corporation investment grade, with Standard & Poor’s assigning a rating of BB+, or just below investment grade.

Capital One
	Financial	Capital
	Corporation	One Bank
Moody’s	Baa3	Baa2
Standard & Poor’s	BB+	BBB-
Fitch	BBB	BBB

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

The Company Faces Increased Regulatory Scrutiny and Reputational Risk

During the third quarter of 2002, the Company entered into an informal memorandum of understanding with bank regulatory authorities regarding certain financial considerations and calculations as well as certain changes and improvements to its policies, procedures, systems and controls. Under this memorandum of understanding, the Company informally reports to and consults with the regulatory authorities on these matters and other business considerations on a regular basis. While the Company has delivered on the principal requirements of the informal memorandum of understanding, it expects its Regulators to monitor its ongoing execution for some period of time and it is not possible to predict when it will achieve its goals for all items under the informal memorandum of understanding. Remaining subject to the memorandum of understanding for a prolonged period could result in, among other things, decreased funding opportunities and less favorable economic terms, as well as a continued strain on financial and operational resources, decreased employee morale and further internal and external business regulation.

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

Because the Company’s strategy takes advantage of market opportunities by differentiating among customers and targeting growth opportunities, the Company often varies how much it spends for marketing, how it spends such funds, or on which products. Accordingly, the Company’s account and loan balance growth is affected by which products its IBS identifies as targeted growth opportunities and the Company’s continual reassessment of those targets, general economic conditions, the Company’s desire for a moderate growth rate, and many other factors. The Company’s results, therefore, will vary as marketing investments, accounts and loan balances fluctuate.

It is Difficult to Sustain and Manage Growth

The Company’s growth strategy is threefold. First, the Company seeks to continue to grow its domestic credit card business. Second, the Company desires to grow its lending business, including credit cards, internationally, in the United Kingdom, Canada and beyond. Third, the Company hopes to identify, pursue and expand new business opportunities, such as automobile financing, installment lending and other types of consumer lending activities. The Company’s management believes that, through IBS, it can achieve these objectives. However, there are several types of factors that can affect the Company’s ability to do so, including:

•	Credit Risk. As a consumer lender, factors affecting the Company’s growth (including its ability to obtain funding and its ability to generate account balance growth), are also affected by the delinquency and charge-off levels of its accounts. The Company’s delinquency and charge-off levels are also affected by the general state of the United States and world economies, and may likely be adversely impacted by a recessionary economy. See “—The Company May Experience Increased Delinquencies and Credit Losses” below, and “Operations — Risk Management – Credit Risk” above.

•	Liquidity Funding Risk. The Company’s ability to grow may be constrained by its ability to generate funding sufficient to both create the liquidity necessary to extend loans to its customers and to provide the Company with the capital necessary to meet the requirements of its regulators, the rating agencies and its own prudent management principles. The Company’s ability to generate this funding, especially capital funding which can come from only limited sources, is limited by a number of factors, such as the regulatory environment and its corporate structure. In addition, the Company’s ability to raise funds is strongly affected by the general state of the United States and world economies, and has become increasingly difficult due to economic and other factors. See “—The Company May Experience Limited Availability of Financing and Variation in Its Funding Costs and “Operations – Risk Management – Liquidity Risk” above.

•	Operational Risk. The Company’s ability to grow successfully is also dependent on its ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as the Company expands, and recruit experienced management and operations personnel with the experience to run an increasingly complex business. In addition, the Company operates in a highly regulated industry, and its ability to grow its business, both in credit card issuances and by expanding into international and new lending opportunities, may be adversely affected by the legal and regulatory environment it faces and which the trade associations to which the Company belongs to may face. These environmental factors may change at any time and are outside of the Company’s control. See “Operations – Risk Management – Operational Risk” above.

•	International Operational Risk. The Company’s expansion internationally is affected by additional factors, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries. See “Operations – Risk Management – Operational Risk” above.

•	Legal and Compliance Risk. Due to the Company’s significant reliance on the documentation supporting its funding transactions and the individual lending arrangements with its customers, as well as its unique corporate structure, the Company faces a risk of loss due to faulty legal contracts and changes in laws and interpretations. The Company also is subject to an array of banking and consumer lending laws and regulations that apply to almost every element of its business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. See “Supervision and Regulation” above.

•	Strategic Risk. The Company’s ability to grow is driven by the success of its fundamental business plan. This risk has many components, including:

➢	Customer and Account Growth. As a business driven by customer finance, the Company’s growth is highly dependent on its ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities that generate these customers and account balances. The Company’s ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of its control, such as postal service and other marketing and customer service channel disruptions and costs.

➢	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses associated with the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

➢	Reputational Risk. The Company’s ability to originate and maintain accounts is highly dependent upon consumer perceptions of the Company’s financial health and business practices. To this end, the Company has aggressively pursued a campaign to enhance its brand image and awareness in recent years. Adverse developments, however, in the Company’s brand campaign or in any of the

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

Widespread increases in past-due payments and nonpayment generally occur whenever the country or a region experiences an economic downturn, such as a recession. In addition, if the Company makes fewer loans than it has in the past, the proportion of new loans in its portfolio will decrease and the delinquency rate and charge-off rate may increase. Credit card accounts also tend to exhibit a rising trend of delinquency and credit loss rates as they “season,” or age. As a result of the Company’s recent focus on growing its high quality loan portfolio more quickly than its loans to riskier customers, as well other factors, the Company experienced a decrease in the Company’s managed net charge-off rate from 6.47% in the first quarter of 2003 to 6.32% in the second quarter of 2003. There can be no assurance, however, that this trend will continue. Delinquencies and credit losses may also occur for other reasons. For example, changes in general or regulatory accounting principles can lead to changes in the Company’s delinquency or charge-off rates that are unrelated to actual portfolio performance. This would reduce the Company’s earnings unless offset by other changes.

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

The Company Faces Risk From Economic Downturns and Social Factors

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. Accordingly, an economic downturn (either local or national), such as the one the Company is currently experiencing, can hurt the Company’s financial performance as accountholders default on their loans or, in the case of card accounts, carry lower balances. The Company’s customer base and IBS models have resulted in the Company’s substantial participation in the subprime/underserved market. These accountholders generally have higher rates of charge-offs and delinquencies than do non-subprime accountholders. Additionally, as the Company increasingly markets its cards internationally, an economic downturn or recession outside the United States also could hurt its financial performance. A variety of social factors also may cause changes in credit card and other consumer finance use, payment patterns and the rate of defaults by accountholders and borrowers. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards and other consumer debt, changing attitudes about incurring debt and the stigma of personal bankruptcy, and consumer concerns about the practices of certain lenders perceived as participating primarily in the subprime market. The Company’s goal is to manage these risks through its underwriting criteria and product design, but these tools may not be enough to protect its growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.

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

Changes in Regulation and Legislation Can Increase Compliance Risk and Affect the Company’s Results

Federal and state laws and rules, as well as accounting rules and rules to which the Company is subject in foreign jurisdictions in which it conducts business, significantly limit the types of activities in which it engages. For example, federal and state consumer protection laws and rules limit the manner in which the Company may offer and extend credit. From time to time, the U.S. Congress and the states consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry. Such new laws or rules could limit the amount of interest or fees the Company can charge, restrict its ability to collect on account balances, or materially affect the Company or the banking or credit card industries in some other manner. Additional federal and state consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict the Company’s ability to share or receive customer information.

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

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact the Company. In 2001, regulators restricted the ability of two of the Company’s competitors to provide further credit to higher risk customers due principally to supervisory concerns over rising charge-off rates and capital adequacy. In 2002, the Company entered into an informal memorandum of understanding with its banking regulators. The Company maintains an active dialogue with its banking agency regulators following this memorandum of understanding and believes that its capital levels and risk management practices are appropriate for its business. The Company cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the agencies will be applied to the Bank or the Savings Bank or the resulting effect on the Corporation, the Bank or the Savings Bank. In addition, certain state and federal regulators are considering or have approved rules affecting certain practices of subprime mortgage lenders. There can also be no assurance that these regulators will not also consider or approve additional rules with respect to subprime credit card lending or, if so, how such rules would be applied to or affect the Corporation, the Bank or the Savings Bank.

Furthermore, various federal and state agencies and standard-setting bodies may from time to time consider changes to accounting rules or standards that could impact the business practices or funding transactions of the Company.

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

Fluctuations in Its Expenses and Other Costs May Hurt the Company’s Financial Results

The Company’s expenses and other costs, such as human resources and marketing expenses, directly affect its earnings results. Many factors can influence the amount of the Company’s expenses, as well as how quickly they grow. For example, increases in postal rates currently contemplated by postal regulators could raise the Company’s costs for postal service, which is a significant component of its expenses for marketing and for servicing its 45.8 million accounts as of June 30, 2003. As the Company’s business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization or a reevaluation of business strategies. Other factors that can affect the amount of the Company’s expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how it calculates expenses and earnings.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Interest Rate Sensitivity” under Item 2 – Managed Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of June 30, 2003 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

Part II Other Information

Item 1. Legal Proceedings

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note F – Commitments and Contingencies.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1	Amended & Restated Distribution Agreement, dated May 8, 2003, between Capital One Bank and J.P. Morgan Securities, Inc. and various distribution agents.

10.1	Revolving Credit Facility Agreement, dated May 5, 2003 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B. and Capital One Bank (Europe), plc, as borrowers and JP Morgan Chase Bank

10.2	Employment Agreement, dated July 18, 2003, by and between the Corporation and Nigel W. Morris

10.3	Letter of Agreement, dated July 8, 2003, from the Corporation to David M. Willey

31.1	Section 302 Certification of Richard D. Fairbank

31.2	Section 302 Certification of David R. Lawson

32.1	Section 906 Certification* of Richard D. Fairbank

32.2	Section 906 Certification* of David R. Lawson

(b)	Reports on Form 8-K:

On April 21, 2003, the Company filed under Item 5 – “Other Events” and filed under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K, on Exhibit 99.1, a copy of its earnings press release for the first quarter of 2003 that was issued on April 21, 2003. This release, which is required under Item 12, “Results of Operations and Financial Condition,” has been included under Item 9 pursuant to interim reporting guidance provided by the SEC. In this Form 8-K, the Company also furnished under Items 7 and 9 additional information concerning the Company’s first quarter earnings that was presented to investors in teleconference call on April 21, 2003 and furnished additional information related to Company operations on Exhibit 99.2.

On May 5, 2003, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 information related to Company operations.

On May 9, 2003, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Financial Measures – April 2003, for the month ended April 30, 2003.

On May 14, 2003, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 and 99.2, certifications by Mr. Richard D. Fairbank and Mr. David R. Lawson, as Chief Executive Officer and Chief Financial Officer, respectively, of the Company, which certifications accompanied the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (the “Form 10-Q”) filed with the Commission.

On June 9, 2003, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Financial Measures – May 2003, for the month ended May 31, 2003.

*   furnished herewith

Note: Information in this report (including any exhibits) furnished herewith shall not be deemed to be “filed” for purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

(Registrant)

Date: August 11, 2003	/s/ DAVID R. LAWSON

David R. Lawson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer
and duly authorized officer
of the Registrant)