Form 10-Q
period 2003-09-30
CAPITAL ONE FINANCIAL CORP
filed 2003-11-10
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Yes      X        No

As of October 31, 2003 there were 230,921,039 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION
FORM 10-Q

INDEX

September 30, 2003

Item 1.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

	September 30	December 31
	2003	2002

Assets:

Cash and due from banks	$250,514	$277,509

Federal funds sold and resale agreements	889,106	373,828

Interest-bearing deposits at other banks	163,025	267,441

Cash and cash equivalents	1,302,645	918,778

Securities available for sale	5,408,671	4,423,677

Consumer loans	30,617,843	27,343,930
Less: Allowance for loan losses	(1,570,000)	(1,720,000)

Net loans	29,047,843	25,623,930

Accounts receivable from securitizations	5,204,170	3,606,549

Premises and equipment, net	898,997	770,326

Interest receivable	201,783	217,512

Other	1,382,228	1,821,608

Total assets	$43,446,337	$37,382,380

Liabilities:

Interest-bearing deposits	$20,936,517	$17,325,965

Senior notes	6,338,772	5,565,615

Other borrowings	7,519,770	6,365,075

Interest payable	231,365	236,081

Other	2,796,719	3,266,473

Total liabilities	37,823,143	32,759,209

Stockholders’ Equity:

Preferred stock, par value $.01 per share; authorized

50,000,000 shares, none issued or outstanding

Common stock, par value $.01 per share; authorized

1,000,000,000 shares; 230,464,976 and 227,073,162 shares

issued as of September 30, 2003 and December 31, 2002, respectively	2,305	2,271

Paid-in capital, net	1,833,520	1,704,470

Retained earnings	3,820,990	2,966,948

Cumulative other comprehensive income (loss)	15,545	(15,566)

Less: Treasury stock, at cost; 1,303,161 and 878,206 shares as of September 30, 2003 and December 31, 2002, respectively	(49,166)	(34,952)

Total stockholders’ equity	5,623,194	4,623,171

Total liabilities and stockholders’ equity	$43,446,337	$37,382,380

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Interest Income:

Consumer loans, including past-due fees	$989,318	$1,003,988	$2,962,724	$2,779,280

Securities available for sale	49,440	45,965	140,266	134,124

Other	64,267	58,126	176,881	153,698

Total interest income	1,103,025	1,108,079	3,279,871	3,067,102

Interest Expense:

Deposits	224,078	215,470	654,026	596,745

Senior notes	114,989	110,464	325,237	314,055

Other borrowings	60,037	59,716	179,620	168,222

Total interest expense	399,104	385,650	1,158,883	1,079,022

Net interest income	703,921	722,429	2,120,988	1,988,080

Provision for loan losses	364,144	674,111	1,127,092	1,605,570

Net interest income after provision for loan losses	339,777	48,318	993,896	382,510

Non-Interest Income:

Servicing and securitizations	820,515	815,267	2,292,900	2,159,761

Service charges and other customer-related fees	405,063	535,732	1,249,259	1,462,350

Interchange	95,879	118,203	270,371	353,652

Other	41,751	50,976	165,903	170,751

Total non-interest income	1,363,208	1,520,178	3,978,433	4,146,514

Non-Interest Expense:

Salaries and associate benefits	387,653	417,189	1,158,359	1,177,287

Marketing	316,026	185,795	828,277	859,777

Communications and data processing	107,385	106,128	331,893	299,922

Supplies and equipment	88,753	88,639	260,245	261,990

Occupancy	47,205	86,942	133,534	158,598

Other	293,575	266,327	851,771	706,987

Total non-interest expense	1,240,597	1,151,020	3,564,079	3,464,561

Income before income taxes and cumulative effect of accounting change	462,388	417,476	1,408,250	1,064,463

Income taxes	171,084	158,641	521,053	404,496

Income before cumulative effect of accounting change	291,304	258,835	887,197	659,967

Cumulative effect of accounting change, net of taxes of $8,832	15,037	—	15,037	—

Net income	$276,267	$258,835	$872,160	$659,967

Basic earnings per share before cumulative effect of accounting change	$1.30	$1.17	$3.97	$3.00

Basic earnings per share after cumulative effect of accounting change	$1.23	$1.17	$3.90	$3.00

Diluted earnings per share before cumulative effect of accounting change	$1.23	$1.13	$3.82	$2.88

Diluted earnings per share after cumulative effect of accounting change	$1.17	$1.13	$3.75	$2.88

Dividends paid per share	$0.03	$0.03	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share data) (unaudited)

						Cumulative
						Other		Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2001	217,656,985	$2,177	$1,394,596	$(44,488)	$2,090,761	$(84,598)	$(34,970)	$3,323,478

Comprehensive income:

Net income					659,967			659,967

Other comprehensive income, net of income tax:

Unrealized gains on securities, net of income taxes of $53,590						87,437		87,437

Foreign currency translation adjustments						29,835		29,835

Unrealized losses on cash flow hedging instruments, net of income tax benefit of $21,088						(34,407)		(34,407)

Other comprehensive income						82,865		82,865

Comprehensive income								742,832

Cash dividends — $.08 per share					(17,497)			(17,497)

Issuance of mandatory convertible Securities			36,616					36,616

Issuances of common and restricted Stock	3,587,312	36	170,575				18	170,629

Exercise of stock options	1,403,867	14	55,090					55,104

Amortization of deferred compensation				23,107				23,107

Other items, net			1,242					1,242

Balance, September 30, 2002	222,648,164	$2,227	$1,658,119	$(21,381)	$2,733,231	$(1,733)	$(34,952)	$4,335,511

Balance, December 31, 2002	227,073,162	$2,271	$1,806,440	$(101,970)	$2,966,948	$(15,566)	$(34,952)	$4,623,171

Comprehensive income:

Net income					872,160			872,160

Other comprehensive income, net of income tax:

Unrealized losses on securities, net of income tax benefit of $10,947						(18,640)		(18,640)

Foreign currency translation adjustments						17,728		17,728

Unrealized gains on cash flow hedging instruments, net of income taxes of $18,807						32,023		32,023

Other comprehensive income						31,111		31,111

Comprehensive income								903,271

Cash dividends — $.08 per share					(18,118)			(18,118)

Purchase of treasury stock							(14,214)	(14,214)

Issuances of common and restricted stock, net of cancellations	756,735	8	29,890	(1,880)				28,018

Exercise of stock options	2,635,079	26	67,331					67,357

Amortization of deferred compensation				29,118				29,118

Common stock issuable under incentive plan			3,243					3,243

Other items, net			1,348					1,348

Balance, September 30, 2003	230,464,976	$2,305	$1,908,252	$(74,732)	$3,820,990	$15,545	$(49,166)	$5,623,194

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Nine Months Ended
	September 30

	2003	2002

Operating Activities:

Net income	$872,160	$659,967

Adjustments to reconcile net income to cash

provided by operating activities:

Cumulative effect of accounting change	23,869	—

Provision for loan losses	1,127,092	1,605,570

Depreciation and amortization	283,127	288,563

Gains on securities available for sale	(8,979)	(26,969)

Gains on sales of auto loans	53,744	22,975

Stock plan compensation expense	32,361	23,107

Decrease (increase) in interest receivable	15,729	(76,841)

Increase in accounts receivable from securitizations	(1,591,674)	(134,224)

Decrease (increase) in other assets	399,033	(880,755)

(Decrease) increase in interest payable	(4,716)	26,060

(Decrease) increase in other liabilities	(415,965)	739,730

Net cash provided by operating activities	785,781	2,247,183

Investing Activities:

Purchases of securities available for sale	(2,943,896)	(3,966,649)

Proceeds from maturities of securities available for sale	1,076,037	1,212,505

Proceeds from sales of securities available for sale	869,623	1,715,934

Proceeds from securitization of consumer loans	7,496,565	6,919,477

Net increase in consumer loans	(12,393,797)	(15,181,891)

Principal recoveries of loans previously charged off	269,340	174,099

Additions of premises and equipment, net	(183,265)	(229,750)

Net cash used for investing activities	(5,809,393)	(9,356,275)

Financing Activities:

Net increase in interest-bearing deposits	3,610,552	4,046,585

Net increase in other borrowings	976,247	2,642,840

Issuances of senior notes, net	1,695,658	300,000

Maturities of senior notes	(934,940)	(562,605)

Repurchase of senior notes	—	(203,453)

Issuance of mandatory convertible debt securities	—	725,075

Purchases of treasury stock	(3,714)	—

Dividends paid	(18,118)	(17,497)

Net proceeds from issuances of common stock	17,518	170,629

Proceeds from exercise of stock options	64,276	33,320

Net cash provided by financing activities	5,407,479	7,134,894

Increase in cash and cash equivalents	383,867	25,802

Cash and cash equivalents at beginning of period	918,778	707,238

Cash and cash equivalents at end of period	$1,302,645	$733,040

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2003
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002 should be read in conjunction with these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30

Pro Forma Information	2003	2002	2003	2002

Net income, as reported	$276,267	$258,835	$872,160	$659,967

Stock-based employee compensation expense included in reported net income	13,049	16,740	32,361	23,107

Stock-based employee compensation expense determined under fair value based method(1)	(46,218)	(52,177)	(138,939)	(143,219)

Pro forma net income	$243,098	$223,398	$765,582	$539,855

Earnings per share:

Basic — as reported	$1.23	$1.17	$3.90	$3.00

Basic — pro forma	$1.08	$1.01	$3.42	$2.46

Diluted — as reported	$1.17	$1.13	$3.75	$2.88

Diluted — pro forma	$1.05	$1.01	$3.37	$2.42

(1) Includes amortization of compensation expense for current year stock option grants and prior year stock option grants over the stock options’ vesting periods.

The fair value of the options granted during the three and nine months ended September 30, 2003 and 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

Assumptions	2003	2002	2003	2002

Dividend yield	.20%	.25%	.26%	.25%

Volatility factors of expected market price of stock	55%	55%	55%	55%

Risk-free interest rate	3.32%	3.13%	3.19%	4.00%

Expected option lives (in years)	5.0	8.8	4.7	8.8

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS 150”). SFAS 150 provides guidance on the reporting of various types of financial instruments as liabilities or equity. SFAS 150 is effective for instruments entered into or modified after May 31, 2003 and it is effective for pre-existing instruments beginning July 1, 2003. The adoption of SFAS 150 did not have an impact on the consolidated earnings or financial position of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 149”). SFAS 149 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the FASB as part of the Derivatives Implementation Group (“DIG”) process and clarifies the definition of a derivative. SFAS 149 also contains amendments to existing accounting pronouncements to provide more consistent reporting of contracts that are derivatives or contracts that contain embedded derivatives that require separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for mortgage loan commitments that are classified as held for sale that were treated as derivatives under a previously issued DIG issue and certain financial guarantee contracts that were already included in the scope of SFAS 133 in which SFAS 149 adds clarification language only. The adoption of SFAS 149 did not have an impact on the consolidated earnings or financial position of the Company.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation addresses consolidation of business enterprises of variable interest entities (“VIEs”), which have certain characteristics. Originally, FIN 46 applied immediately to VIEs created after January 31, 2003, and on July 1, 2003 for VIEs acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position FIN 46-6, which deferred the application of FIN 46 for public entities until the first interim period ending after December 15, 2003, for VIEs acquired before February 1, 2003 only. The Company has elected to early adopt the provisions of FIN 46. The Company has consolidated all material VIEs for which the Company is the primary beneficiary, as defined under FIN 46, effective July 1, 2003. The Company recorded premises and equipment of $139.8 million, other borrowings of $178.3 million and recognized a charge of $15.0 million, net of tax, for a cumulative effect of a change in accounting principle.

The Company has determined that it does not have any significant interests in VIEs for which it is not the primary beneficiary.

All securitization transactions that receive sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of SFAS No. 125 (“SFAS 140”), are accomplished through qualifying special purpose entities and such transactions are not subject to the provisions of FIN 46.

Note B: Segments

The Company manages its business by three distinct operating segments: Consumer Lending, Auto Finance and International. The Consumer Lending segment primarily consists of domestic credit card and installment lending activities. The Auto Finance segment consists of automobile financing activities. The International segment consists primarily of credit card lending activities outside the United States. The Consumer Lending, Auto Finance and International segments are disclosed separately. The “Other” caption includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The “Other” caption also includes the net impact of transfer pricing, certain unallocated expenses, and gains/losses related to the securitization of assets.

The accounting policies of the reportable segments are the same as those described above and in the summary of significant accounting policies in the Corporation’s most recent annual report on Form 10-K. Revenue for all segments is derived from external parties. Performance evaluation of and resource allocation to each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results.

Management decision making is performed on a managed portfolio basis. An adjustment to reconcile the managed financial information to the reported financial information in the consolidated financial statements is provided. This adjustment reclassifies a portion of net interest income, non-interest income and provision for loan losses into non-interest income from servicing and securitization.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from legal entities. Certain reclassifications have been made to the prior year segment disclosures to conform to the 2003 presentation.

	For the Three Months Ended September 30, 2003

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$1,198,436	$185,718	$148,737	$(32,127)	$1,500,764	$(796,843)	$703,921

Non-interest income	938,436	26,498	91,182	(6,905)	1,049,211	313,997	1,363,208

Provision for loan losses	699,191	96,447	68,801	(17,449)	846,990	(482,846)	364,144

Non-interest expenses	976,209	72,416	139,907	75,934	1,264,466		1,264,466

Income tax provision (benefit)	170,745	16,040	9,718	(34,251)	162,252		162,252

Net income (loss)	$290,727	$27,313	$21,493	$(63,266)	$276,267	$—	$276,267

Loans receivable	$52,545,464	$8,008,470	$6,561,876	$144,063	$67,259,873	$(36,642,030)	$30,617,843

For the Three Months Ended September 30, 2002

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$1,198,502	$146,702	$110,028	$(19,958)	$1,435,274	$(712,845)	$722,429

Non-interest income	1,076,812	10,677	78,314	23,308	1,189,111	331,067	1,520,178

Provision for loan losses	941,615	94,258	54,975	(34,959)	1,055,889	(381,778)	674,111

Non-interest expenses	863,812	68,649	137,032	81,527	1,151,020		1,151,020

Income tax provision (benefit)	178,557	(2,101)	(2,588)	(15,227)	158,641		158,641

Net income (loss)	$291,330	$(3,427)	$(1,077)	$(27,991)	$258,835	$—	$258,835

Loans receivable	$45,020,563	$6,495,733	$5,255,146	$111,358	$56,882,800	$(29,284,928)	$27,597,872

For the Nine Months Ended September 30, 2003

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$3,605,943	$541,021	$414,284	$(95,016)	$4,466,232	$(2,345,244)	$2,120,988

Non-interest income	2,782,389	79,058	252,487	9,222	3,123,156	855,277	3,978,433

Provision for loan losses	2,222,763	306,406	178,983	(91,093)	2,617,059	(1,489,967)	1,127,092

Non-interest expenses	2,753,302	210,732	410,853	213,061	3,587,948		3,587,948

Income tax provision (benefit)	522,539	38,088	23,740	(72,146)	512,221		512,221

Net income (loss)	$889,728	$64,853	$53,195	$(135,616)	$872,160	$—	$872,160

Loans receivable	$52,545,464	$8,008,470	$6,561,876	$144,063	$67,259,873	$(36,642,030)	$30,617,843

For the Nine Months Ended September 30, 2002

	Consumer	Auto			Total	Securitization	Total
(dollars in thousands)	Lending	Finance	International	Other	Managed	Adjustments	Reported

Net interest income	$3,307,762	$382,174	$285,800	$(133,620)	$3,842,116	$(1,854,036)	$1,988,080

Non-interest income	3,112,061	45,447	202,253	(35,479)	3,324,282	822,232	4,146,514

Provision for loan losses	2,236,235	251,047	157,307	(7,215)	2,637,374	(1,031,804)	1,605,570

Non-interest expenses	2,796,553	174,175	378,243	115,590	3,464,561		3,464,561

Income tax provision (benefit)	527,073	912	(18,092)	(105,397)	404,496		404,496

Net income (loss)	$859,962	$1,487	$(29,405)	$(172,077)	$659,967	$—	$659,967

Loans receivable	$45,020,563	$6,495,733	$5,255,146	$111,358	$56,882,800	$(29,284,928)	$27,597,872

The $15.0 million ($23.9 million pre-tax) charge for the cumulative effect of a change in accounting principle related to the adoption of FIN 46, was included in non-interest expense and reported in the Other category for segment reporting.

During the nine months ended September 30, 2003, the Company sold $1.7 billion of auto loans. The sale resulted in $53.7 million of gains of which $44.2 million was allocated to the Auto Finance segment and the remainder was held in the Other category.

Note C: Capitalization

In September 2003, the Bank issued $600.0 million aggregate principal amount of seven-year 5.75% fixed rate senior bank notes under the Senior and Subordinated Global Bank Note Program.

In June 2003, the Bank issued $500.0 million aggregate principal amount of ten-year 6.50% fixed rate subordinate bank notes under the Senior and Subordinated Global Bank Note Program.

In May 2003, the Bank issued $600.0 million aggregate principal amount of five-year 4.875% fixed rate senior bank notes under the Senior and Subordinated Global Bank Note Program.

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

Note D: Comprehensive Income

Comprehensive income for the three months ended September 30, 2003 and 2002, respectively was as follows:

	Three Months Ended
	September 30

	2003	2002

Comprehensive Income:

Net income	$276,267	$258,835

Other comprehensive income, net of tax	(25,078)	32,483

Total comprehensive income	$251,189	$291,318

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Numerator:

Income before change in accounting principle	$291,304	$258,835	$887,197	$659,967

Cumulative effect of accounting change	(15,037)	—	(15,037)	—

Net income	$276,267	$258,835	$872,160	$659,967

Denominator:

Denominator for basic earnings per share -

Weighted-average shares	224,615	220,564	223,728	219,369

Effect of dilutive securities:

Stock options	10,629	7,854	8,072	9,544

Restricted stock	1,049		599

Dilutive potential common shares	11,678	7,854	8,671	9,544

Denominator for diluted earnings per share -

Adjusted weighted-average shares	236,293	228,418	232,399	228,913

Basic earnings per share:

Before cumulative effect of accounting change	$1.30	$1.17	$3.97	$3.00

Cumulative effect of accounting change	(0.07)		(0.07)

After cumulative effect of accounting change	$1.23	$1.17	$3.90	$3.00

Diluted earnings per share

Before cumulative effect of accounting change	$1.23	$1.13	$3.82	$2.88

Cumulative effect of accounting change	(0.06)		(0.07)

After cumulative effect of accounting change	$1.17	$1.13	$3.75	$2.88

Note F: Goodwill

The following table provides a summary of the acquisition goodwill.

	Auto
	Finance	International	Other	Total

Balance at December 31, 2002	$218,957	$6,818	$133,200	$358,975

Other		916		916

Balance at September 30, 2003	$218,957	$7,734	$133,200	$359,891

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

On December 4, 2002, the Court granted defendants’ motion to dismiss plaintiffs’ amended complaint with leave to amend. Pursuant to that order, plaintiffs filed a second amended complaint on December 23, 2002, which asserted the same class period and alleged violations of the same statutes and rule. The second amended complaint also added a new Individual Defendant and asserted violations of GAAP. Defendants moved to dismiss the second amended complaint on January 8, 2003, and plaintiffs filed a motion on March 6, 2003, seeking leave to amend their complaint. On April 10, 2003, the Court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, denied plaintiffs’ motion for leave to amend, and dismissed the consolidated action with prejudice. Plaintiffs appealed the Court’s order, opinion, and judgment to the United States Court of Appeals for the Fourth Circuit on May 8, 2003, and briefing on the appeal concluded in September 2003.

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

Note H: Subsequent Events

In November 2003, the Company issued $300.0 million ten-year 6.25% fixed rate senior notes through one of its shelf registration statements.

Item 2.

CAPITAL ONE FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, yields and rates presented on an annualized basis)

Introduction

Capital One Financial Corporation (the “Corporation”) is a holding company whose subsidiaries market a variety of products and services to consumers using its Information-Based Strategy (“IBS”). The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending products (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers automobile financing products. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company.” As of September 30, 2003, the Company had 46.4 million accounts and $67.3 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world. The Company’s profitability is affected by the net interest income and non-interest income earned on earning assets, consumer usage patterns, credit quality, the level of marketing expense and operating efficiency.

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

Gains on securitization transactions generally represent the present value of estimated excess cash flow the Company will receive over the estimated life of the receivables. This excess cash flow essentially represents an interest-only strip, consisting of the following estimates: the excess of finance charges and past-due fees over the sum of the return paid to investors, contractual servicing fees and credit losses. To the extent assumptions used by management do not prevail, fair value estimates of the interest-only strip could differ significantly, resulting in either higher or lower future servicing and securitization income, as applicable.

Finance Charge and Fee Revenue Recognition

The Company recognizes earned finance charges and fee income on loans according to the contractual provisions of the credit agreements. When, based on historic performance of the portfolio, payment in full of finance charge and fee income is not expected, the estimated uncollectible portion is not accrued as income. Total finance charge and fee amounts billed but not accrued as income were $481.0 million and $489.6 million during the three months ended September 30, 2003 and 2002, respectively, and $1.5 billion and $1.6 billion during the nine months ended September 30, 2003 and 2002, respectively.

RECONCILIATION TO GAAP FINANCIAL MEASURES

The Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) are referred to as its “reported” financial statements. Loans included in securitization transactions which qualified as sales under GAAP have been removed from the Company’s “reported” balance sheet. However, interest income, interchange, fees and recoveries generated from the securitized loan portfolio, net of charge-offs, in excess of the interest paid to investors of asset-backed securitizations are recognized as non-interest income on the “reported” income statement.

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

As of and for the Three Months Ended September 30, 2003

		Securitization
	Total Reported	Adjustments(1)	Total Managed(2)

Income Statement Measures

Net interest income	$703,921	$796,843	$1,500,764

Non-interest income	$1,363,208	$(313,997)	$1,049,211

Total revenue	$2,067,129	$482,846	$2,549,975

Provision for loan losses	$364,144	$482,846	$846,990

Balance Sheet Measures

Consumer loans	$30,617,843	$36,642,030	$67,259,873

Total assets	$43,446,337	$36,018,801	$79,465,138

Average consumer loans	$28,949,372	$34,741,889	$63,691,261

Average earning assets	$38,133,054	$32,889,060	$71,022,114

Average total assets	$41,704,153	$34,126,592	$75,830,745

Delinquencies	$1,539,761	$1,586,061	$3,125,822

(1) Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accrued Interest Receivable,” issued in April 2003.

(2) The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

Earnings Summary

In July 2003, the Company adopted the provisions of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Company has consolidated all material variable interest entities (“VIEs”) for which the Company is the primary beneficiary, as defined by FIN 46. The consolidation of the VIEs resulted in a $15.0 million ($23.9 million pre-tax) charge for a cumulative effect of a change in accounting principle.

During the three month period ended September 30, 2002, the Company changed its financial statement presentation of recoveries. The change in the classification of recoveries resulted in a one-time increase in the Company’s allowance for loan losses of $133.4 million and a corresponding increase in the recognition of interest income of $38.4 million and non-interest income of $44.4 million. Therefore, net income for the three month period ended September 30, 2002, was negatively impacted by $31.4 million or $.14 per diluted common share.

Net income was $276.3 million, or $1.17 per diluted common share, $291.3 million, or $1.23 per diluted common share before the cumulative effect of a change in accounting principle for the three months ended September 30, 2003. Net income was $258.8 million, or $1.13 per diluted common share, $290.2 million, or $1.27 per diluted common share before the one-time impact of the change in recoveries estimate for the three month period ended September 30, 2002. The reduction in earnings was primarily attributable to declining yields in earning assets stemming from managed loan growth concentrated in higher credit quality, lower yielding loans. Declining yields were mitigated by a decrease in the provision for loan losses resulting from improved loan portfolio credit metrics. In addition, the Company increased its marketing spend during the third quarter to take advantage of market opportunities. During the third quarter, the Company also recognized gains associated with its continued execution of whole auto loan sale transactions .

For the three months ended September 30, 2003, average managed earning assets increased by $11.0 billion to $71.0 billion compared to the same period in the prior year. Although managed earning assets increased, the managed net interest margin for the three months ended September 30, 2003, decreased to 8.45% from 9.57% for the same period in 2002. This decrease was the result of a 160 basis point decrease in the managed earning asset yield, offset by a 55 basis point decrease in the cost of funds. The decrease in the managed earning asset yield resulted from the addition of higher credit quality, lower yielding loans to the managed loan portfolio combined with a $2.7 billion increase in the Company’s average liquidity portfolio for the three months ended September 30, 2003 compared to the same period in 2002.

For the three months ended September 30, 2003, the provision for loan losses was $364.1 million compared to $540.7 million adjusted for the $133.4 million related to the one-time impact of the change in recoveries estimate for the same period in the prior year. The decrease in the provision for loan losses reflects improving delinquency rates and lower forecasted charge-offs inherent in the portfolio at September 30, 2003. The decrease in the provision also reflects a change in the mix of the reported loan portfolio to a higher concentration of higher credit quality loans.

During the three months ended September 30, 2003 the Company increased its marketing spend to $316.0 million from $185.8 million for the same period in the prior year. The increase in marketing expenses resulted from the Company slowing loan growth in the third quarter of 2002 and taking advantage of market opportunities during the third quarter of 2003 to originate higher credit quality loans combined with continued branding efforts.

During the three months ended September 30, 2003, as part of its ongoing program of auto loan sales, the Company sold $290.5 million of auto loans, recording a gain of $14.4 million.

Net income for the nine months ended September 30, 2003, was $872.2 million, or $3.75 per share, compared to $660.0 million, or $2.88 per share, for the same period in 2002. This 32% increase in net income primarily reflected the increase in managed earning assets, a reduction in the provision for loan losses, and gains recognized on auto loan sales during the nine months ended September 30, 2003, compared to the same period in the prior year. Each component is discussed in further detail in subsequent sections of this analysis.

CONSOLIDATED STATEMENTS OF INCOME

Net Interest Income

Net interest income is comprised of interest and past-due fees earned and deemed to be collectible from the Company’s consumer loans and securities less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior notes and other borrowings.

Reported net interest income for the three and nine month periods ended September 30, 2003 was $703.9 million and $2.1 billion, respectively, compared to $722.4 million and $2.0 billion for the same periods in the prior year. Excluding the one-time impact of the change in recoveries estimate for the third quarter of 2002 of $38.4 million, net interest income for the three and nine months ended September 30, 2003 increased $19.9 million and $171.3 million, respectively, compared to the same periods in the prior year. Net interest income increased primarily as a result of 18% and 20% increases in the Company’s average earning assets for the three and nine month periods ended September 30, 2003, respectively, offset by a reduction in assets yields. The reported net interest margin was 7.38% and 7.81% for the three and nine months ended September 30, 2003, respectively, compared to 8.91% and 8.79% for the same periods in the prior year. Excluding the impact of the one-time change in recoveries estimate of 47 and 17 basis points, the net interest margin decreased 106 and 81 basis points for the three and nine months ended September 30, 2003, respectively. The decreases were primarily due to decreases in loan yield, offset by decreases in the cost of funds. The reported loan yield decreased 174 and 105 basis points to 13.67% and

14.21% for the three and nine months ended September 30, 2003, respectively, compared to 15.41% and 15.26% for the three and nine months ended September 30, 2002. The yield on consumer loans decreased due to the Company’s shift in the mix of the reported loan portfolio towards a greater composition of lower yielding, higher credit quality loans compared to the prior year. In addition, as a result of the funding opportunities the Company took advantage of in the second and third quarters of 2003, the Company increased its average liquidity portfolio by $2.7 billion compared to the same period in the prior year. The yield on liquidity portfolio assets is significantly lower than those on consumer loans and served to reduce the overall earning asset yields.

Table 1 provides average balance sheet data, and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for each of the three and nine months ended September 30, 2003 and 2002.

TABLE 1 — STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Three Months Ended September 30

		2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:

Earning assets

Consumer loans(1)

Domestic	$26,170,434	$900,483	13.76%	$23,045,027	$911,288	15.82%

Foreign	2,778,938	88,835	12.79%	3,012,857	92,700	12.31%

Total	28,949,372	989,318	13.67%	26,057,884	1,003,988	15.41%

Securities available for

Sale	5,702,955	49,440	3.47%	3,877,119	45,965	4.74%

Other

Domestic	3,061,443	58,593	7.66%	2,353,790	53,167	9.04%

Foreign	419,284	5,674	5.41%	160,655	4,959	12.35%

Total	3,480,727	64,267	7.39%	2,514,445	58,126	9.25%

Total earning assets	38,133,054	$1,103,025	11.57%	32,449,448	$1,108,079	13.66%

Cash and due from banks	332,015			821,799

Allowance for loan losses	(1,589,872)			(1,240,952)

Premises and equipment, net	865,923			810,111

Other	3,963,033			2,629,317

Total assets	$41,704,153			$35,469,723

Liabilities and Equity:

Interest-bearing liabilities

Deposits

Domestic	$19,055,067	$207,279	4.35%	$15,495,192	$198,239	5.12%

Foreign	1,247,457	16,799	5.39%	1,024,380	17,231	6.73%

Total	20,302,524	224,078	4.41%	16,519,572	215,470	5.22%

Senior notes	6,065,935	114,989	7.58%	5,718,548	110,464	7.73%

Other borrowings

Domestic	6,891,027	60,065	3.49%	5,609,508	59,473	4.24%

Foreign	862	(28)	(12.99)%	21,962	243	4.43%

Total	6,891,889	60,037	3.48%	5,631,470	59,716	4.24%

Total interest-bearing liabilities	33,260,348	$399,104	4.80%	27,869,590	$385,650	5.54%

Other	3,020,024			3,182,407

Total liabilities	36,280,372			31,051,997

Equity	5,423,781			4,417,726

Total liabilities and equity	$41,704,153			$35,469,723

Net interest spread			6.77%			8.12%

Interest income to average earning assets			11.57%			13.66%

Interest expense to average earning assets			4.19%			4.75

Net interest margin			7.38%			8.91%

(1) Interest income includes past-due fees of approximately $202,848 and $259,626 for the three months ended September 30,2003 and 2002, respectively. Interest income includes $38.4 million related to the one-time impact of the change in recoveries assumption for the three months ended September 30, 2002.

TABLE 1 — STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Nine Months Ended September 30

		2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:

Earning assets

Consumer loans(1)

Domestic	$25,066,093	$2,692,399	14.32%	$21,514,412	$2,517,346	15.60%

Foreign	2,728,759	270,325	13.21%	2,772,212	261,934	12.60%

Total	27,794,852	2,962,724	14.21%	24,286,624	2,779,280	15.26%

Securities available for

Sale	5,173,563	140,266	3.61%	3,637,778	134,124	4.92%

Other

Domestic	2,713,252	157,083	7.72%	2,129,958	144,063	9.02%

Foreign	524,762	19,798	5.03%	106,880	9,635	12.02%

Total	3,238,014	176,881	7.28%	2,236,838	153,698	9.16%

Total earning assets	36,206,429	$3,279,871	12.08%	30,161,240	$3,067,102	13.56%

Cash and due from banks	359,158			523,365

Allowance for loan losses	(1,647,300)			(1,037,345)

Premises and equipment, net	807,174			805,432

Other	4,187,113			2,736,027

Total assets	$39,912,574			$33,188,719

Liabilities and Equity:

Interest-bearing liabilities

Deposits

Domestic	$17,998,377	$604,250	4.48%	$14,176,908	$550,481	5.18%

Foreign	1,150,522	49,776	5.77%	934,690	46,264	6.60%

Total	19,148,899	654,026	4.55%	15,111,598	596,745	5.27%

Senior notes	5,639,209	325,237	7.69%	5,703,650	314,055	7.34%

Other borrowings

Domestic	6,859,702	179,615	3.49%	5,473,453	167,224	4.07%

Foreign	1,399	5	0.48%	30,506	998	4.36%

Total	6,861,101	179,620	3.49%	5,503,959	168,222	4.08%

Total interest-bearing liabilities	31,649,209	$1,158,883	4.88%	26,319,207	$1,079,022	5.47%

Other	3,129,696			2,862,853

Total liabilities	34,778,905			29,182,060

Equity	5,133,669			4,006,659

Total liabilities and equity	$39,912,574			$33,188,719

Net interest spread			7.20%			8.09%

Interest income to average earning assets			12.08%			13.56%

Interest expense to average earning assets			4.27%			4.77%

Net interest margin			7.81%			8.79%

(1)Interest income includes past-due fees of approximately $607,529 and $729,870 for the nine months ended September 30, 2003 and 2002, respectively. Interest income includes $38.4 million related to the one-time impact of the change in recoveries assumption for the nine months ended September 30, 2002.

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

TABLE 2 — INTEREST VARIANCE ANALYSIS

	Three Months Ended			Nine Months Ended
	September 30, 2003 vs. 2002			September 30, 2003 vs. 2002

	Increase	Change due to(1)		Increase	Change due to(1)
(in thousands)	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate

Interest Income:

Consumer loans

Domestic	$(10,805)	$478,124	$(488,929)	$175,053	$484,754	$(309,701)

Foreign	(3,865)	(21,816)	17,951	8,391	(6,223)	14,614

Total	(14,670)	442,475	(457,145)	183,444	468,940	(285,496)

Securities available for sale	3,475	65,132	(61,657)	6,142	61,958	(55,816)

Other

Domestic	5,426	46,668	(41,242)	13,020	44,793	(31,773)

Foreign	715	17,047	(16,332)	10,163	21,853	(11,690)

Total	6,141	65,456	(59,315)	23,183	73,527	(50,344)

Total interest income	(5,054)	721,044	(726,098)	212,769	715,805	(503,036)

Interest Expense:

Deposits

Domestic	9,040	149,241	(140,201)	53,769	168,086	(114,317)

Foreign	(432)	14,124	(14,556)	3,512	12,326	(8,814)

Total	8,608	163,761	(155,153)	57,281	180,819	(123,538)

Senior notes	4,525	16,072	(11,547)	11,182	(5,491)	16,673

Other borrowings

Domestic	592	47,914	(47,322)	12,391	48,670	(36,279)

Foreign	(271)	(53)	(218)	(993)	(514)	(479)

Total	321	47,617	(47,296)	11,398	47,888	(36,490)

Total interest expense	13,454	250,954	(237,500)	79,861	253,550	(173,689)

Net interest income(1)	$(18,508)	$490,473	$(508,981)	$132,908	$464,790	$(331,882)

(1) The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitization Income

In accordance with SFAS 140, the Company records gains or losses on the off-balance sheet securitizations of consumer loan receivables on the date of sale based on the estimated fair value of assets sold and retained and liabilities incurred in the sale. Gains generally represent the present value of estimated excess cash flows the Company will receive over the estimated life of the receivables and are included in servicing and securitizations income. This excess cash flow essentially represents an interest-only strip, consisting of the following estimates: the excess of finance charges and past-due fees over the sum of the return paid to investors, contractual servicing fees and credit losses. The credit risk exposure on retained interests exceeds the pro rata share of the Company’s interest in the underlying receivables. However, exposure to credit losses on the securitized loans is contractually limited to the retained interests.

Servicing and securitizations income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses recognized as a result of the securitization transactions, and fair value adjustments to the interest-only strips. Servicing and securitizations income increased $5.3 million, or 1%, to $820.5 million for the three months ended September 30, 2003, from $815.3 million for the same period in 2002. Servicing and securitizations income increased $133.1 million, or 6%, to $2.3 billion for the nine months ended September 30, 2003, from $2.2 billion for the same period in 2002. These increases were due to a 19% and 24% increase in the average off-balance sheet loan portfolio for the three and nine months ended September 30, 2003, compared to the same periods in the prior year, offset in part by a reduction in the excess spread generated by the securitized loan portfolio. The reduction in the excess spread generated by the securitized portfolio resulted from a change in the mix of the off-balance sheet loan portfolio to a higher concentration of higher credit quality, lower yielding loans.

Certain estimates inherent in the determination of the fair value of the retained interests are influenced by factors outside the Company’s control, and as a result, such estimates could materially change and actual results could be materially different from such estimates. Any future gains that will be recognized in accordance with SFAS 140 will be dependent on the timing and amount of future securitizations. The Company intends to continuously assess the performance of new and existing securitization transactions, and therefore the valuation of retained interests, as estimates of future cash flows change.

Service Charges and Other Customer-Related Fees

Service charges and other customer-related fees decreased by $130.6 million or 24%, to $405.1 million for the three months ended September 30, 2003, from $535.7 million in the same period during 2002, and decreased by $213 million or 15%, to $1.2 billion for the nine months ended September 30, 2003, from $1.5 billion during the same period in 2002. $44.4 million of the decrease relates to the one-time impact of the change in the recoveries estimate recognized in the third quarter 2002. The remaining decrease primarily reflects a shift in the mix of the reported loan portfolio towards a greater composition of lower fee-generating loans and a decrease in the number of accounts compared with the prior year.

Interchange Income

Interchange income decreased 19% to $95.9 million and 24% to $270.4 million, for the three and nine months ended September 30, 2003, respectively, compared to $118.2 million and $353.7 million for the same periods in the prior year. This decrease is primarily attributable to a decrease in the reported loan portfolio purchase volume. Total interchange income is net of $29.4 million and $77.1 million of costs related to the Company’s rewards programs for the three and nine months periods ended September 30, 2003, respectively, compared to $26.8 million and $63.7 million for the same periods in the prior year.

Other Non-Interest Income

Other non-interest income includes, among other items, gains on sale of securities, gains or losses associated with hedging transactions, service provider revenue generated by the Company’s medical procedures lending business, and gains on sale of auto loans.

Other non-interest income decreased $9.2 million and $4.9 million, or 18% and 3%, to $41.8 million and $165.9 million for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The reduction in other non-interest income was the result of $27.0 million of gains related to the repurchase of debt recognized during the three and nine month period ended September 30, 2002. During the three and nine months ended September 30, 2003, the Company did not repurchase any debt. The reduction in gains on the repurchase of debt was offset by gains recognized on auto loan sales of $14.4 million and $53.7 million for the three and nine months ended September 30, 2003, respectively, compared to $5.7 million and $23.0 million for the same periods in the prior year. The remaining decrease in other non-interest income is primarily attributable to decreases in the income derived from the free-standing derivatives.

Non-Interest Expense

Non-interest expense consists of marketing and operating expenses. Non-interest expense increased $89.6 million and $99.5 million for the three and nine months ended September 30, 2003, to $1.2 billion and $3.6 billion, respectively. Marketing expense increased $130.2 million, or 70%, to $316.0 million and decreased $31.5 million, or 4%, to $828.3 million for the three and nine months ended September 30, 2003, respectively, compared to the same period in the prior year. The increase in the third quarter was due to the Company investing in new and existing product opportunities. The decrease for the nine months ended September 30, 2003 was the result of the Company’s efforts to slow loan growth to more historical levels in the first half of 2003. Operating expenses were $924.6 million and $2.7 billion for the three and nine months ended September 30, 2003, compared to $965.2 million and $2.6 billion for the same period in the prior year. Excluding $110.0 million in one-time charges that were recorded in the third quarter of 2002, operating expenses increased $69.4 million and $241.0 million for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The increase in operating expenses for the three and nine months ended September 30, 2003 was primarily the result of continued facility consolidations, increased credit and recovery efforts, and increases in communications and data processing expenses.

Income Taxes

The Company’s income tax rate was 37% and 38% for the three months ended September 30, 2003 and 2002, respectively. The decrease was due to growth and improved results of the Company’s International operations, which have lower effective tax rates. The effective rate includes both state and federal income tax components.

MANAGED CONSUMER LOAN PORTFOLIO

The Company’s managed consumer loan portfolio is comprised of reported loans and off-balance sheet loans. Off-balance sheet loans are those which have been securitized and accounted for as sales in accordance with SFAS 140, and are not assets of the Company.

Table 3 summarizes the Company’s managed consumer loan portfolio.

TABLE 3 — MANAGED CONSUMER LOAN PORTFOLIO

	September 30

(in thousands)	2003	2002

Period-End Balances:

Reported consumer loans

Domestic	$27,676,213	$24,506,191

Foreign	2,941,630	3,091,681

Total	30,617,843	27,597,872

Securitization adjustments(1)

Domestic	33,021,784	27,121,463

Foreign	3,620,246	2,163,465

Total	36,642,030	29,284,928

Managed consumer loan portfolio

Domestic	60,697,997	51,627,654

Foreign	6,561,876	5,255,146

Total	$67,259,873	$56,882,800

	Three Months Ended
	September 30

(in thousands)	2003	2002

Average Balances:

Reported consumer loans

Domestic	$26,170,434	$23,045,027

Foreign	2,778,938	3,012,857

Total	28,949,372	26,057,884

Securitization adjustments(1)

Domestic	31,407,416	27,151,877

Foreign	3,334,473	2,140,376

Total	34,741,889	29,292,253

Managed consumer loan portfolio

Domestic	57,577,850	50,196,904

Foreign	6,113,411	5,153,233

Total	$63,691,261	$55,350,137

	Nine Months Ended
	September 30

(in thousands)	2003	2002

Average Balances:

Reported consumer loans

Domestic	$25,066,093	$21,514,412

Foreign	2,728,759	2,772,212

Total	27,794,852	24,286,624

Securitization adjustments(1)

Domestic	30,205,688	25,057,025

Foreign	2,967,982	1,814,908

Total	33,173,670	26,871,933

Managed consumer loan portfolio

Domestic	55,271,781	46,571,437

Foreign	5,696,741	4,587,120

Total	$60,968,522	$51,158,557

(1) Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accrued Interest Receivable,” issued in April 2003.

The Company actively engages in off-balance sheet consumer loan securitization transactions. Securitizations involve the transfer of a pool of loan receivables by the Company to an entity created for securitizations, generally a trust or other special purpose entity (“the trusts”). The credit quality of the receivables is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, and accrued interest and fees on the investor’s share of the pool of receivables. Securities ($36.1 billion outstanding as of September 30, 2003) representing undivided interests in the pool of consumer loan receivables are sold to the public through an underwritten offering or to private investors in private placement transactions. The Company receives the proceeds of the sale as payment for the receivables transferred. In certain securitizations, the Company retains an interest in the entity to which it transferred receivables (“seller’s interest”) equal to the amount of the outstanding receivables transferred to the trust in excess of the principal balance of the securities outstanding. For securitizations backed by a revolving pool of assets, the Company’s seller’s interest varies as the amount of the excess receivables in the trusts fluctuates as the accountholders make principal payments and incur new charges on the selected accounts. A securitization backed by non-revolving amortizing assets, such as installment loans, generally does not include a seller’s interest, as obligor principal payments are generally paid to investors on a monthly basis. A securitization accounted for as a sale in accordance with SFAS 140 results in the removal of the receivables, other than any applicable seller’s interest, from the Company’s balance sheet for financial and regulatory accounting purposes and recording of any additional retained interests.

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

Investors in the Company’s revolving securitization program are generally entitled to receive principal payments either in one lump sum after an accumulation period or through monthly payments during an amortization period. Amortization may begin sooner in certain circumstances, including if the annualized portfolio yield (generally consisting of interest and fees) for a three-month period falls near or below the sum of the interest rate payable to investors, loan servicing fees and net credit losses during the period. Increases in net credit losses and repayment rates could significantly decrease the spread and cause early amortization. This early amortization could have a significant effect on the ability of the Bank and the Savings Bank to meet their capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. At September 30, 2003, the annualized portfolio yields on the Company’s off-balance sheet securitizations sufficiently exceeded the sum of the related interest rates payable to investors, loan servicing fees and net credit losses, and as such, early amortizations of its off-balance sheet securitizations was not indicated or expected.

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

TABLE 4 — OPERATING DATA AND RATIOS

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2003	2002	2003	2002

Reported:

Average earning assets	$38,133,054	$32,449,448	$36,206,429	$30,161,240

Net interest margin(1)	7.38%	8.91%	7.81%	8.79%

Loan yield	13.67%	15.41%	14.21%	15.26%

Managed:

Average earning assets	$71,022,114	$60,015,603	$67,715,043	$55,405,534

Net interest margin(1)	8.45%	9.57%	8.79%	9.25%

Loan yield	13.69%	15.04%	14.08%	14.71%

(1) Net interest margin is equal to net interest income divided by average earning assets. 47 basis points and 17 basis points of the reported portfolio net interest margin for the three and nine months ended September 30, 2002, respectively, relate to the one-time impact of the third quarter 2002 change in recoveries estimate. 26 basis points and 10 basis points of the managed loan portfolio net interest margin for the three and nine months ended September 30, 2002, respectively, relate to the one-time impact of the third quarter 2002 change in recoveries estimate.

Decreases in the net interest margins resulted from an overall reduction in earning asset yields due to lower consumer loan yields and an increase in the liquidity portfolio. The decrease in the consumer loan yield resulted from the addition of higher credit quality, lower yielding loans. The increase in the liquidity portfolio resulted from the Company taking advantage of funding opportunities during the three and nine months ended September 30, 2003.

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

TABLE 5 — RISK ADJUSTED REVENUE AND MARGIN

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2003	2002	2003	2002

Reported Income

Statement:

Net interest income	$703,921	$722,429	$2,120,988	$1,988,080

Non-interest income	1,363,208	1,520,178	3,978,433	4,146,514

Net charge-offs	(383,248)	(303,899)	(1,280,339)	(841,952)

Risk adjusted revenue	$1,683,881	$1,938,708	$4,819,082	$5,292,642

Ratios(1):

Net interest margin	7.38%	8.91%	7.81%	8.79%

Non-interest income	14.30%	18.74%	14.65%	18.33%

Net charge-offs	(4.02)%	(3.75)%	(4.71)%	(3.72)%

Risk adjusted margin	17.66%	23.90%	17.75%	23.40%

Managed Income Statement:

Net interest income	$1,500,764	$1,435,274	$4,466,232	$3,842,116

Non-interest income	1,049,211	1,189,111	3,123,156	3,324,282

Net charge-offs	(866,095)	(685,677)	(2,770,307)	(1,873,756)

Risk adjusted revenue	$1,683,880	$1,938,708	$4,819,081	$5,292,642

Ratios(1):

Net interest margin	8.45%	9.57%	8.79%	9.25%

Non-interest income	5.91%	7.93%	6.15%	8.00%

Net charge-offs	(4.88)%	(4.58)%	(5.45)%	(4.51)%

Risk adjusted margin	9.48%	12.92%	9.49%	12.74%

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

TABLE 6 — DELINQUENCIES

	September 30

	2003		2002

		% of		% of
(dollars in thousands)	Loans	Total Loans	Loans	Total Loans

Reported:

Loans outstanding	$30,617,843	100.00%	$27,597,872	100.00%

Loans delinquent:

30-59 days	713,477	2.33%	717,626	2.60

60-89 days	351,427	1.15%	367,649	1.33

90 or more days	474,857	1.55%	489,480	1.78

Total	$1,539,761	5.03%	$1,574,755	5.71	%(1)

Loans delinquent by geographic area:

Domestic	1,434,355	5.18%	1,480,450	6.04%

Foreign	105,406	3.58%	94,305	3.05%

Managed:

Loans outstanding	$67,259,873	100.00%	$56,882,800	100.00%

Loans delinquent:

30-59 days	1,272,956	1.90%	1,253,105	2.20

60-89 days	715,639	1.06%	709,950	1.25

90 or more days	1,137,227	1.69%	1,055,352	1.86

Total	$3,125,822	4.65%	$3,018,407	5.31	%(1)

(1) Reported and managed delinquency rates include 28 basis point and 14 basis point increases, respectively, related to the one-time impact of the third quarter 2002 change in recoveries assumption.

Consumer loan delinquency rate decreases principally reflect the shift in the mix of the loan portfolio to higher credit quality assets.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period principal recoveries. Table 7 shows the Company’s net charge-offs for the three and nine month periods presented on a reported and managed basis.

TABLE 7 — NET CHARGE-OFFS

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2003	2002	2003	2002

Reported:

Average loans outstanding	$28,949,372	$26,057,884	$27,794,852	$24,286,624

Net charge-offs	383,248	303,899	1,280,339	841,952

Net charge-offs as a percentage of Average loans outstanding	5.30%	4.66%	6.14%	4.62%

Managed:

Average loans outstanding	$63,691,261	$55,350,137	$60,968,522	$51,158,557

Net charge-offs	866,095	685,677	2,770,307	1,873,756

Net charge-offs as a percentage of Average loans outstanding	5.44%	4.96%	6.06%	4.88%

The increase in both the reported and managed net charge-off rates was the result of slower loan growth in the last half of 2002 and first half of 2003. Charge-offs decreased 113 and 88 basis points from 6.43% and 6.32%, on a reported and managed basis, respectively, for the three month period ended September 30, 2003 compared to the three month period ended June 30, 2003. This is the result of the shift in both the managed and reported portfolio to a higher percentage of higher credit quality assets.

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that, for all relevant periods, the allowance for loan losses was adequate to cover anticipated losses in the total reported consumer loan portfolio under then current conditions, met applicable legal and regulatory guidance and was consistent with GAAP. There can be no assurance as to future credit losses that may be incurred in connection with the Company’s consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported homogeneous consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance (including the “Expanded Guidance for Subprime Lending Programs” (“Subprime Guidelines”) issued by the four federal banking agencies (the “Agencies”)); credit evaluations; and underwriting policies.

Table 8 sets forth the activity in the allowance for loan losses for the periods indicated. See “Asset Quality,” “Delinquencies” and “Net Charge-Offs” for a more complete analysis of asset quality.

TABLE 8 — SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2003	2002	2003	2002

Balance at beginning of period	$1,590,000	$1,237,000	$1,720,000	$840,000

Provision for loan losses:

Domestic	336,218	646,818	1,032,125	1,513,509

Foreign	27,926	27,293	94,967	92,061

Total provision for loan losses	364,144	674,111	1,127,092	1,605,570

Other	(896)	(12,212)	3,247	(8,618)

Charge-offs:

Domestic	(439,890)	(331,102)	(1,436,691)	(924,280)

Foreign	(34,162)	(31,980)	(112,988)	(91,771)

Total charge-offs	(474,052)	(363,082)	(1,549,679)	(1,016,051)

Recoveries:

Domestic	80,455	52,485	241,194	154,968

Foreign	10,349	6,698	28,146	19,131

Total recoveries	90,804	59,183	269,340	174,099

Net charge-offs	(383,248)	(303,899)	(1,280,339)	(841,952)

Balance at end of period	$1,570,000	$1,595,000	$1,570,000	$1,595,000

Allowance for loan losses to loans at period-end	5.13%	5.68%	5.13%	5.68%

Allowance for loan losses by geographic distribution:

Domestic	$1,468,892	$1,517,173	$1,468,892	$1,517,173

Foreign	101,108	77,827	101,108	77,827

The $20.0 million decrease in the allowance for loan losses during the three months ended September 30, 2003, resulted from the improving credit quality of the reported loan portfolio. The 30 plus day reported delinquency rate was 5.03% at September 30, 2003, down from 6.12% at December 31, 2002, which in turn resulted in a decrease to forecasted charge-offs. The Company’s reported loan portfolio increased to $30.6 billion at September 30, 2003 from $26.9 billion at June 30, 2003. The impact of the loan growth to the allowance for loan losses was mitigated by the growth being concentrated in higher credit quality loans.

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

TABLE 9 — REPORTABLE SEGMENTS

	Consumer Lending		Auto Finance		International

	As of and for the Three		As of and for the Three		As of and for the Three
	Months Ended		Months Ended		Months Ended
	September 30		September 30		September 30

	2003	2002	2003	2002	2003	2002

Loans receivable	$52,545,464	$45,020,563	$8,008,470	$6,495,733	$6,561,876	$5,255,146

Net income	290,727	291,330	27,313	(3,427)	21,493	(1,077)

Net charge-off rate	5.74%	5.16%	5.10%	3.97%	4.01%	3.61%

Delinquency rate	4.41%	5.41%	7.07%	6.30%	4.08%	3.78%

	Consumer Lending		Auto Finance		International

	For the Nine Months		For the Nine Months		For the Nine Months
	Ended September 30		Ended September 30		Ended September 30

	2003	2002	2003	2002	2003	2002

Net income	$889,728	$859,962	$64,853	$1,487	$53,195	$(29,405)

Consumer Lending Segment

The Consumer Lending segment consists primarily of domestic credit card and installment lending activities. The loan growth in this segment reflects the Company’s continued success in applying its IBS.

The Company slowed its loan growth during the first six months of 2003, resulting in an expected increase to its charge-off rate when compared to the same period in 2002. The Consumer Lending delinquency rate decreased from the delinquency rate at September 30, 2002 due a higher proportion of high credit quality loans in the portfolio.

Auto Finance Segment

The Auto Finance segment consists of automobile financing activities. The increase in loans outstanding at September 30, 2003, compared to September 30, 2002, was the result of a reduction in the amount of loans sold during the period. The Auto Finance segment’s contribution to consolidated net income increased to $64.9 million for the nine month period ended September 30, 2003, compared to $1.5 million for the same period in the prior year.

During the nine months ended September 30, 2003, the Company sold $1.7 billion of auto loans. The sale resulted in a $53.7 million pre-tax gain of which $44.2 million was allocated to the Auto Finance segment and the remainder was held in the Other category. During the nine months ended September 30, 2002, $1.2 billion of auto loans were sold resulting in a $23.0 million pre-tax gain of which was allocated to the Auto Finance segment.

The increase in the charge-off rate for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was driven by general economic weakness, slower loan growth, a continued softness in used car values and seasonality.

The increase in the delinquency rate at September 30, 2003 compared to September 30, 2002 was primarily the result of slower loan growth, general economic weakness and seasonality.

International Segment

The International segment consists of all non-domestic consumer lending activities. The increase in total International segment loans outstanding was principally the result of the application of IBS to originate loans in the United Kingdom and Canada. The International Segment’s contribution to consolidated net income increased to $53.2 million for the nine month period ended September 30, 2003, compared to a loss of $29.4 million for the same period in the prior year.

The increase in the charge-off rate largely reflected the relatively slow loan growth during the second half of 2002 and the first half of 2003, and changes in the exchange rate between the U.S. and Canadian dollars. The increase in the International segment delinquency rate was primarily a result of the seasoning of the Canadian credit card portfolio.

FUNDING

The Company has established access to a variety of funding alternatives in addition to securitization of its consumer loans. Table 10 illustrates the Company’s unsecured funding sources and its collateralized revolving credit facility.

TABLE 10 — FUNDING AVAILABILITY AS OF SEPTEMBER 30, 2003

	Effective/			Final
(dollars or dollar equivalents in millions)	Issue Date	Availability(1)	Outstanding	Maturity(5)

Senior and Subordinated Global Bank Note Program(2)	1/03	$3,300	$4,235	—

Senior Domestic Bank Note Program(3)	4/97	—	$527	—

New Revolving Credit Facility	5/03	$1,000	—	5/05

Multicurrency Facility(4)	8/00	$350	—	8/04

Collateralized Revolving Credit Facility	—	$2,402	$798	—

Corporation shelf registration	3/02	$2,248	N/A	—

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

(4) US dollar equivalent based on the USD/Euro exchange rate as of September 30, 2003.

(5) Maturity date refers to the date the facility terminates, where applicable.

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $4.2 billion outstanding at September 30, 2003. Under the Senior and Subordinated Global Bank Note Program, the Bank issued $600.0 million of seven-year fixed rate bank notes in September 2003, $500.0 million of ten-year fixed rate subordinated bank notes in June 2003 and $600.0 million of five-year fixed rate bank notes in May 2003. In January 2003, the Bank increased its capacity under the Senior and Subordinated Global Bank Note Program to $8.0 billion and in May 2003 updated this Program. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $526.6 million was outstanding at September 30, 2003. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

In May 2003, the Company terminated the Domestic Revolving Credit Facility and replaced it with a new revolving credit facility providing for an aggregate of $1.0 billion in unsecured borrowings from various lending institutions to be used for general corporate purposes (the “New Credit Facility”). The New Credit Facility is available to the Corporation, the Bank, the Savings Bank and Capital One Bank (Europe) plc. However, the Corporation’s availability is limited to $250.0 million. All borrowings under the New Credit Facility are based on varying terms of London InterBank Offering Rate (“LIBOR”).

An Euro 300 million multicurrency revolving credit facility (the “Multicurrency Facility”) is available for general purposes of the Bank’s business in the United Kingdom. The Corporation and the Bank serve as guarantors of all borrowings by Capital One Bank (Europe), plc under the Multicurrency Facility. Internationally, the Company has funding programs available to foreign investors or to raise funds in foreign currencies, allowing the Company to borrow from U.S. and non-U.S. lenders, including foreign currency funding options under the Credit Facility discussed above. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translations. All borrowings under the Multicurrency Facility are based on varying terms of LIBOR.

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets. As of September 30, 2003, the credit facility had the capacity to issue up to $3.2 billion in secured notes. The collateralized revolving warehouse credit facility has several participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of September 30, 2003, the Corporation had two effective shelf registration statements under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

In November 2003, the Company issued $300.0 million ten-year 6.25% fixed rate senior notes through one of its shelf registration statements.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of September 30, 2003, the Company had $20.9 billion in interest-bearing deposits of which $9.7 billion represent large denomination certificates of $100 thousand or more, with original maturities up to ten years.

Table 11 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of September 30, 2003.

TABLE 11 — MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	September 30, 2003

(dollars in thousands)	Balance	Percent

Three months or less	$965,208	9.91%

Over 3 through 6 months	894,903	9.19

Over 6 through 12 months	1,880,617	19.31

Over 12 months through 10 years	5,996,872	61.59

Total	$9,737,600	100.00%

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

RISK MANAGEMENT

Risk is an inherent part of the Company’s business and activities. The Company’s ability to properly and effectively identify, assess, monitor and manage risk in its business activities is critical to its safe and sound operation and profitability. In order to ensure appropriate and comprehensive oversight and management of its risks, the Company established an Enterprise Risk Management (ERM) function at the beginning of 2003. The ERM department is headed by a Chief Enterprise Risk Officer (CERO) who was named to that role on a permanent basis in the second quarter of 2003. The role of the department is to provide tools, processes and standards for use by the business in managing its risks. In addition, a new governance process has been established to provide explicit oversight of risks to ensure that the Company’s risk tolerances are being followed and that appropriate steps are being taken to manage risk. Central to that governance process is the Enterprise Risk Management Committee, a committee of senior executives from across the Company chaired jointly by the CERO and the Company’s Vice Chairman. The committee reviews reports on the Company’s key risks and mitigation actions, reviews and adopts risk management policy and provides updates on the Company’s risk and risk management activities for the Company’s Executive Committee, a committee of senior management, and the Audit and Risk Committee of the Board. Among other risks, the Company’s business activities generate credit risk, liquidity risk, interest rate risk and operational risk, each of which is described below.

Credit Risk

Credit risk is one of the Company’s most important risk categories. Consequently, as part of the Company’s risk management process, the Company has established a centralized control over credit policies and programs while at the same time retaining the ability of the Company’s operating units to respond flexibly to changing market and competitive conditions. In 2002, the Company appointed a dedicated Chief Credit Officer, expanded its central Credit Risk Management staff and strengthened its Credit Policy Committee. The credit committee and staff group oversee that the Company’s credit decisions are made on an appropriate basis, that each of its operating units applies standardized practices in measuring and managing credit risk, and that relevant factors, including credit outlook, profitability, and the competitive, economic and regulatory environment are considered in making credit decisions.

In addition to strong governance, another key principle in the Company’s management of credit risk is its use of IBS in credit decision-making. IBS governs the Company’s selection of customers and its approach to pricing, credit line management, customer management, collections and recoveries. It provides a framework in which the Company can apply a high degree of analytical rigor to decision making while preserving the flexibility to respond quickly to changing market and economic conditions.

The Company’s credit risk profile is managed with the goal of maintaining strong risk-adjusted returns and increased diversification. This is accomplished by increasing growth in the higher credit quality card businesses, while reducing growth in the lower credit quality card businesses, by customizing credit lines and product terms to each consumer segment to ensure appropriate returns, by diversification into consumer lending products such as automobile financing and unsecured installment lending and by international expansion. The centralized Credit Risk Management group monitors overall composition and quality of the credit portfolio. The Company takes into consideration potential future economic conditions when monitoring and assessing its credit portfolio to understand its credit risk profile under various stressful conditions.

The Company’s guiding principles, strengthened central governance and Board-directed risk tolerances are designed to ensure that senior executives are well-informed of credit trends and can make appropriate credit and business decisions for the Company. The Company promotes day-to-day market responsiveness and flexibility by empowering its business line managers to develop credit strategies and programs aligned with the objective of long-term business profitability. The credit program development process considers the evolving needs of the target market, the competitive environment and the economic outlook. It is highly analytical and uses the Company’s extensive database of past test results. Senior credit officers, who are appointed by the Credit Policy Committee, oversee all credit program development. Large new programs or program changes are reviewed by the Credit Policy Committee or its subcommittee.

Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed “economic value of equity”) due to interest rate changes. To the extent that managed interest income and expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings and economic value of equity could be affected. The Company’s managed net interest income is affected primarily by changes in short-term interest rates, as variable rate card receivables, securitization bonds and corporate debts are repriced. The Company manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity and repricing characteristics of various balance sheet categories and by entering into interest rate swaps.

The Company measures interest rate risk through the use of a simulation model. The model generates a distribution of 12-month managed net interest income outcomes based on a plausible set of interest rate paths, which are generated from an industry-accepted term structure model. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The Company’s Asset/Liability Management Policy requires that based on this distribution there be no more than a 5% probability of a reduction in 12-month net interest income of more than 3% of base net interest income. The interest rate scenarios evaluated as of September 30, 2003 included scenarios in which short-term interest rates rose by over 400 basis points or fell by as much as 100 basis points over the following 12 months.

The Asset/Liability Management Policy also limits the change in 12-month net interest income and economic value of equity due to instantaneous parallel rate shocks.

As of September 30, 2003, the Company was in compliance with its interest rate risk management policies. The measurement of interest rate sensitivity does not consider the effects of changes in the overall level of economic activity associated with various interest rate scenarios or reflect the ability of management to take action to further mitigate exposure to changes in interest rates. This action may include, within legal and competitive constraints, the repricing of interest rates and/or fees on outstanding credit card loans.

Liquidity Risk

Liquidity risk refers to the Company’s ability to meet its cash needs. The Company meets its cash requirements by securitizing assets, gathering deposits and issuing debt and equity. As discussed in “Managed Consumer Loan Portfolio,” a significant source of liquidity for the Company has been the securitization of consumer loans. Maturities of existing securitizations vary from 2003 to 2010, and for revolving securitizations have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization could have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet.

As such amounts mature or are otherwise paid, the Company believes it can securitize additional consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect. Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of September 30, 2003, the Company had $6.7 billion of such securities, cash and cash equivalents.

Liability liquidity is measured by the Company’s ability to obtain borrowed funds in the financial markets in adequate amounts and at favorable rates. As of September 30, 2003, the Corporation, the Bank, the Savings Bank and COAF collectively had over $3.7 billion in unused commitments under various credit facilities (including the Collateralized Revolving Credit Facility) available for liquidity needs.

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

The Company operates in a number of different businesses and markets and places reliance on the ability of its employees and systems to process a high number of transactions. In the event of a breakdown in the internal control systems, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, management conducts an annual self-assessment of its operational risks to determine the level of impact from and likelihood of an operational loss event. In addition, management maintains a system of internal controls with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. The operational risk self-assessment assists in decisions by management to enhance and continuously improve its operational processes and controls.

The Company maintains systems of control are designed to provide management with timely and accurate information about the operations of the Company. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. Finally, management has instituted an operational risk loss event collection system in order to assess after the fact the overall effectiveness of its systems and controls. Management regularly monitors and improves its internal control systems and Company-wide processes and procedures to reduce the likelihood of losses related to operational risk.

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

The most recent notifications received from the Regulators categorized the Bank and the Savings Bank as “well-capitalized.” To be categorized as “well-capitalized,” the Bank and Savings Bank must maintain minimum capital ratios as set forth in Table 12. As of September 30, 2003, there were no conditions or events since these notifications that management believes would have changed either the Bank’s or the Savings Bank’s capital category.

TABLE 12 — REGULATORY CAPITAL RATIOS

				To Be “Well
	Regulatory Filing	Applying Subprime		Capitalized” Under
	Basis	Guidance	Minimum for Capital	Prompt Corrective Action
	Ratios	Ratios	Adequacy Purposes	Provisions

September 30, 2003

Capital One Bank

Tier 1 Capital	13.85%	10.97%	4.00%	6.00%

Total Capital	18.21	14.63	8.00	10.00

Tier 1 Leverage	13.60	13.60	4.00	5.00

Capital One,

F.S.B.

Tier 1 Capital	14.86%	11.40%	4.00%	6.00%

Total Capital	16.18	12.69	8.00	10.00

Tier 1 Leverage	13.87	13.87	4.00	5.00

September 30, 2002

Capital One Bank

Tier 1 Capital	14.30%	10.49%	4.00%	6.00%

Total Capital	16.35	12.26	8.00	10.00

Tier 1 Leverage	12.66	12.66	4.00	5.00

Capital One,

F.S.B.

Tier 1 Capital	15.29%	11.14%	4.00%	6.00%

Total Capital	17.02	12.74	8.00	10.00

Tier 1 Leverage	13.37	13.37	4.00	5.00

Since early 2001, the Bank and Savings Bank have treated a portion of their loans as subprime under the Subprime Guidelines and have assessed their capital and allowance for loan losses accordingly. In the second quarter of 2002, the Company adopted a revised application of the Subprime Guidelines, the result of which was to require more capital and allowance for loan losses to be held against subprime loans. Under the revised application of the Subprime Guidelines, the Company has, for purposes of calculating capital ratios, risk weighted subprime loans in targeted programs at 200%, rather than the 100% risk weighting applied to loans not in targeted subprime programs. The Company has addressed the additional capital requirements with available resources. Under the revised application of the Subprime Guidelines, each of the Bank and Savings Bank exceeds the requirements for a “well-capitalized” institution as of September 30, 2003.

For purposes of the Subprime Guidelines, the Company has treated as subprime all loans in the Bank’s and the Savings Bank’s targeted subprime programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of required regulatory capital at the Bank and the Savings Bank. As of September 30, 2003, approximately $4.6 billion or 20% of the Bank’s, and $3.1 billion or 25% of the Savings Bank’s, on-balance sheet assets were treated as subprime for purposes of the Subprime Guidelines.

The Company currently expects to operate each of the Bank and Savings Bank with a total capital ratio of at least 12%. The Corporation has a number of alternatives available to meet any additional regulatory capital needs of the Bank and the Savings Bank, including substantial liquidity held at the Corporation and available for contribution.

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of September 30, 2003, the Company’s Tier 1 Leverage ratio was 13.04%. The Company expects to maintain a Tier 1 leverage ratio of at least 6%.

Additionally, federal banking law limits the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of September 30, 2003, retained earnings of the Bank and the Savings Bank of $1.4 billion and $408 million, respectively, were available for payment of dividends to the Corporation, without prior approval by the Regulators. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

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

Basel Committee

In April 2003, the Basel Committee on Banking Supervision (the “Committee”) issued a consultative document for public comment, “The New Basel Capital Accord,” (the “New Accord”) which proposes significant revisions to the current Basel Capital Accord. The proposed new accord would establish a three-part framework for capital adequacy that would include: (1) minimum capital requirements; (2) supervisory review of an institution’s capital adequacy and internal assessment process; and (3) market discipline through effective disclosures regarding capital adequacy.

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

Despite the release of the ANPR, it is not clear as of this date whether and in what manner the proposed new accord will be adopted by U.S. bank regulators with respect to banking organizations that they supervise and regulate. Adoption of the proposed new accord could require U.S. banking organizations, including the Company, to increase their capital.

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

If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Corporation and/or the Bank may need to amend their privacy policies and adapt their internal procedures. In addition to adopting federal requirements regarding privacy, the GLB Act also permits individual states to enact stricter laws relating to the use of customer information. California, Vermont and North Dakota have done so by statute, regulation or referendum, and other states may consider proposals which impose additional requirements or restrictions on the Corporation and/or the Bank. Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”) on a uniform, nationwide basis. Portions of the federal FCRA related to credit reporting, prescreening, sharing of information between affiliates, and the use of credit data may become subject to additional state legislation if Congress does not extend its explicit preemption over such matters by December 31, 2003 on a uniform, nationwide basis. If Congress fails to extend this preemption, future state legislation may make it more difficult or more costly for the Company to obtain credit bureau data, and may impact the quality or quantity of available data.

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

Sarbanes-Oxley

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies that are required to file periodic reports with the Securities and Exchange Commission (“SEC”) and contains a number of significant changes relating to the responsibilities of directors and officers and reporting and governance obligations of SEC reporting companies. Certain provisions of the Sarbanes-Oxley Act were effective immediately without action by the SEC; however many provisions became, or will become, effective after its passage and required, or will require, the SEC to issue implementing rules. Following the passage of the Sarbanes-Oxley Act, the Company has taken steps which it believes place it in substantial compliance with the effective provisions of the Sarbanes-Oxley Act. The Company continues to monitor SEC rulemaking to determine if additional changes are needed to comply with provisions that will become effective in the future. Furthermore, the Company’s management has monitored the design of, or has designed, internal controls and procedures for financial reporting and disclosure controls and procedures to provide reasonable assurance regarding the reliability of these controls and has evaluated the effectiveness of the controls as more fully set forth in “Controls and Procedures” below. During the course of its compliance efforts, the Company has identified no significant changes which must be made to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting, as a result of this legislation and the currently effective rules issued by the SEC thereunder. The Company’s management also has disclosed to the Company’s auditors and the Audit and Risk Committee of the Board of Directors any significant deficiencies or material weaknesses in the design or operation of its internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information;, as well as any fraud, whether or not material, by those that have a significant role in these controls.

BUSINESS OUTLOOK

This business outlook section summarizes the Company’s expectations for earnings for 2003 and 2004 and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward looking, and therefore actual results could differ materially. Factors that could materially influence results are set forth throughout this section and below under “Risk Factors”.

Earnings Estimates

The Company anticipates earnings of at least $4.55 per share (fully diluted) in 2003, or approximately 16% growth over its earnings of $3.93 per share (fully diluted) in 2002. The Company also expects earnings of between $5.20 to $5.40 per share (fully diluted) in 2004. At this time, the Company no longer provides earnings guidance on expectations with respect to any period after 2004.

The Company’s 2003 earnings per share growth estimate results from its decision to moderate the growth of its managed loans outstanding to approximately 20% in 2003 from 32%, 53% and 46% in 2002, 2001 and 2000, respectively. The Company expects to achieve these results based on the continued success of its business strategies and its current assessment of the competitive, regulatory and funding market environments that it faces (each of which is discussed elsewhere in this Quarterly Report), as well as the expectation that the geographies in which the Company competes will not experience significant consumer credit quality erosion, as might be the case in an economic downturn or recession.

The Company’s 2004 earnings per share estimate is based on its expectations for continued strong earnings in its U.S. consumer credit card business and an increasing earnings contribution from its diversification businesses, or those other than U.S. consumer credit card loans. The Company also anticipates its managed loan growth rate in 2004 to be in the mid-teens, with a gradual shift towards higher credit quality loans and a stronger growth rate in its diversification businesses than its U.S. consumer credit card business.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affects fees, charge-offs and provision expense) and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2004 earnings are the credit quality of its loan originations during the fourth quarter of 2003 and in 2004, the pace of the shift in its loan portfolio towards higher credit quality loans, its charge-off rates, and the level of its investments in new businesses. An overview of the Company’s current expectations with respect to these factors, as well as a discussion of the Company’s core IBS and the competitive dynamics of the Company’s three operating segments, follows.

Revenue

The Company expects its revenue margin to decline gradually through 2004 as a result of the Company’s anticipated shift in its loan portfolio towards higher credit quality assets and the increasing diversification of its products beyond U.S. consumer credit cards. As discussed more fully below, these assets typically have higher average balances than the loans in the Company’s current portfolio and, as a result, the Company expects its charge-offs, operating expenses and marketing expenses to be lower in 2004 than in 2003 when measured as a percentage of average managed loans outstanding.

Marketing Investment

The Company expects its marketing expense in the fourth quarter of 2003 to remain at similar levels to the third quarter of 2003, subject to opportunities it perceives in the competitive market. Because the Company expects its managed loan portfolio to grow more quickly in 2004 than its marketing expenses, the Company also expects its marketing expense to decline as a percentage of its managed loans in 2004. A portion of this marketing spending will continue to support the Company’s efforts to build a strong brand for the Company. The Company’s “What’s in Your Wallet” campaign has resulted in the Company achieving brand awareness and brand equity scores among the highest in the credit card industry, as measured by third-party firms. The Company believes the branded franchise that it is building strengthens and enables its IBS and mass customization strategies across product lines. The

Company cautions, however, that an increase or decrease in marketing expense or brand awareness does not necessarily correlate to a comparable increase or decrease in outstanding balances or accounts due to, among other factors, the long-term nature of brand building, customer attrition and utilization patterns, and shifts over time in targeting consumers and/or products that have varying marketing acquisition costs.

The Company expects to vary its marketing across its credit card, installment lending and auto financing products depending on the competitive dynamics of the various markets in which it participates. Currently, among the Company’s various product lines, U.S. credit cards are facing the highest degree of competitive intensity. The Company expects to adjust its marketing allocations, however, to target specific product lines that it believes offer attractive response rates and opportunities from time to time.

As a result of overall marketing investments the Company has made and expects to make in 2003, as well as the continued shift toward higher credit quality and therefore higher balance products, the Company expects little or no account growth in 2003.

Due to the nature of competitive market dynamics and therefore the windows of opportunity identified by the Company’s testing processes, marketing expenditures may fluctuate significantly from quarter to quarter. However, the Company’s expects its strategy of increasing the proportion of stronger credit quality and diversification products, such as automobile and installment loans, which typically have higher average balances, in its loan portfolio to lead to a gradual decline through 2004 in its marketing costs as a percentage of average managed loans.

Operating Cost Trends

During the fourth quarter of 2003, the Company expects operating costs per account (defined as all non-interest expense less marketing, divided by the average annual number of accounts) to be approximately $80, including costs associated with the closing of the Company’s Fredericksburg, Virginia site. As the Company seeks to increase the proportion of stronger credit quality and higher balance products in its loan portfolio, however, management believes operating costs per account will become less meaningful as a measure of the Company’s operating efficiency. As explained above, the Company expects operating costs as a percentage of its average managed loans to decline through 2004 as a result of efficiency gains related to servicing higher balance accounts.

Impact of Delinquencies, Charge-offs and Attrition

The Company’s earnings are sensitive to the level of delinquencies and charge-offs in its portfolio in a given period. The Company’s charge-off rates improved during the second and third quarters of 2003 due to the continued strong performance of its loans, its ability to successfully recover against previously charged-off accounts, the end of the natural increase in charge-offs arising from the lower credit quality loans the Company originated in late 2001 and early 2002, the increasing proportion of higher credit quality and diversified loans in the Company’s portfolio, and the overall increase in the size of that portfolio. The Company expects a slight seasonal increase in its charge-off rate during the fourth quarter 2003, followed by a gradual decline in 2004 as the Company gradually shifts its loan portfolio towards higher credit quality loans and into diversified, and therefore higher balance, products beyond U.S. consumer credit cards. In addition, as delinquency levels fluctuate, the resulting amount of past due and overlimit fees (which are significant sources of revenue) will also fluctuate. Furthermore, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that can ultimately result from these varying levels of delinquencies.

The Company expects its managed loan growth in the fourth quarter 2003 to be less than in the third quarter 2003, with little to no growth in lower credit quality loans. As more fully discussed below, the

Company also expects its managed loan growth rate in 2004 to be in the mid-teens, and to resume growth in its lower credit quality loans at a moderate pace. The Company’s earnings are sensitive to its pattern of loan growth because any increase or decrease to the Company’s allowance for loan losses in a given period is a function of charge-offs in the period, which tend to be at a higher rate among lower credit quality loans, as well as the overall quantity and composition of loans held on the Company’s balance sheet, the delinquency status of those loans and other factors, such as the Company’s assessment of general economic conditions. The Company expects its allowance for loan losses to increase in the fourth quarter of 2003 due to an anticipated seasonal rise in delinquencies during the fourth quarter and a reported loan portfolio that is expected to be both larger, as well as comprise a more balanced mix of higher and lower credit quality loans, than in the first three quarters of 2003.

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

The Company’s Core Strategy: IBS

The Company’s core strategy has been, and is expected to continue to be, to apply its proprietary IBS to the businesses in which it competes, principally focused on consumer lending and other financial products. The Company continues to seek to identify new product and new market opportunities, and to make investment decisions that are informed by the Company’s intensive testing and analysis to be profitable, for the enterprise to pursue. The Company’s long-term objective is to become a diversified consumer financial institution, which may include expansion into the retail branch banking business.

The Company’s lending products and other products are subject to intense competitive pressures that management anticipates will continue to increase as the lending markets mature, and that could affect the economics of decisions that the Company has made or will make in the future in ways that it did not anticipate, test or analyze.

Consumer Lending Segment

The Company’s consumer lending segment consists of $47.3 billion of U.S. credit card receivables and $5.2 billion in installment loan receivables as of September 30, 2003, marketed to consumers across the full credit spectrum. The Company’s strategy for its consumer lending business is to gradually increase the proportion of higher credit quality loans in its portfolio and to offer compelling, value-added products to its customers, such as Lifestyles and Rewards credit cards.

The competitive environment is currently intense for credit card products. Industry mail volume has increased substantially since mid-2002, resulting in declines in response rates to the Company’s new customer solicitations. Additionally, competition has increased the attrition levels in the Company’s existing portfolio. Despite this intense competition, the Company continues to believe that its IBS approach will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements.

The Company continues to use its IBS to test new credit card products. In the third quarter of 2003, the Company increased marketing of its balance building, low-fixed rate and MilesOne Rewards cards, which are each targeted at customers with very strong credit histories. These products, together with other high credit quality consumer card products, tend to be more expensive for the Company to originate, and produce revenues and balances more slowly, than credit card products marketed to customers with weaker credit histories. The Company expects these products, together with auto finance and international credit card lending programs, to generate receivables growth in the fourth quarter of

2003 and through 2004. In particular, the Company’s value-added credit card products, such as Lifestyles and Rewards products, are currently the fastest growing portion of the Company’s U.S. credit card business.

The Company’s credit card products marketed to consumers with less established or higher risk credit profiles continue to experience steady mail volume and increased pricing competition. These products generally feature higher annual percentage rates, lower credit lines, and annual membership fees, and are less expensive to originate, and produce revenues more quickly, than higher credit quality loans. Additionally, since these borrowers are generally viewed as higher risk, they tend to be more likely to pay late or exceed their credit limit, which results in additional fees assessed to their accounts. The Company’s strategy has been, and is expected to continue to be, to offer competitive annual percentage rates and annual membership, late and overlimit fees on these accounts. This portion of the Company’s U.S. consumer credit card business experienced little to no growth in 2003, but is expected to resume a moderate growth rate in 2004.

Auto Finance Segment

This segment consists of $8.0 billion of U.S. auto receivables as of September 30, 2003, marketed across the credit spectrum, via direct and indirect marketing channels. The Company expects to increase its portfolio more quickly in prime and direct marketed products than through other channels in 2004. The Company continues to believe that full credit spectrum financing provides competitive advantage and scale benefits to the auto business.

In the fourth quarter of 2002, the Company entered into a forward flow agreement with a purchaser to sell non-prime auto receivables originated through its network of automobile dealers. These assets are sold at a premium, servicing released with no recourse. Loans sold under this agreement are originated using the Company’s underwriting policies. The Company sold $290.5 million of automobile receivables under this and other whole loan sales agreements in the third quarter of 2003 and expects to sell additional receivables in the fourth quarter of 2003.

International Segment

This segment consists of $6.6 billion of credit card receivables and installment loans as of September 30, 2003, principally originated and managed in the U.K. and Canada. Additionally, the Company has been testing and plans to continue to test new geographic markets.

The improvement in the International segment’s financial performance over the past twelve months is due to the maturation of the Company’s businesses in the U.K. and Canada. Both of these businesses are generating profitable portfolio growth, realizing lower operating expenses and steadily improving risk management.

In 2002, the Company also launched its “What’s in Your Wallet?” and “No Hassle” brand campaigns in the U.K. This strong focus on brand marketing activity, combined with industry leading rates and products, has enabled the Company’s U.K. business to continually rank among the top issuers of new credit cards in the U.K. market in terms of managed loans outstanding.

RISK FACTORS

The strategies and objectives outlined above, and the other forward-looking statements contained in this report, involve a number of risks and uncertainties. The Company cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially. This section highlights specific risks that could affect the Company and its businesses. Although the Company has tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and the Company cannot predict such risks or estimate the extent to which they may affect the Company’s financial performance. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially are the following:

The Company May Experience Limited Availability of Financing and Variation in Its Funding Costs

In general, the amount, type and cost of the Company’s funding, including financing from other financial institutions, the capital markets and deposits, can positively or negatively affect its financial results. A number of factors could make such financing more difficult, more expensive or unavailable including, but not limited to, financial results and losses, changes within the Company’s organization, changes in the activities of the Company’s business partners, disruptions in the capital markets, counter-party availability, changes affecting the Company’s investments, the Company’s corporate and regulatory structure, interest rate fluctuations, general economic conditions and accounting and regulatory changes and relations.

Securitizations
The securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances, is one of the Company’s major sources of funding. As of September 30, 2003, the Company had $42.3 billion of securitization funding outstanding comprising 57% of the Company’s total managed liabilities. The Company’s future ability to use securitization as a funding source depends on the difficulty and expense associated with such funding. Until now, the Company has used securitization funding because the terms have been economically acceptable. The Company’s continued reliance on this funding source will be affected by many factors. Economic, reputational, legal, regulatory, accounting and tax changes can make securitization funding more difficult, more expensive or unavailable on any terms both domestically and internationally, where the securitization of consumer loans may be on terms more or less favorable than in the United States. For example, securitizations that meet the criteria for sale treatment under GAAP may not always be an attractive source of funding for the Company, and it may have to seek other, more expensive funding sources in the future. In such event, the Company’s earnings could be reduced and its ability to fund its asset growth may be severely restricted. This risk of loan financing has been heightened for the Company, in particular, due to market perceptions of its lower unsecured debt rating compared to other credit card issuers, its informal memorandum of understanding with its federal banking regulators, and the proportion of certain accounts in its loan portfolio viewed by some as subprime, as further described below. In addition, the occurrence of certain events may cause previously completed securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. This early amortization would also have a significant effect on the ability of the Bank and the Savings Bank to meet their capital adequacy requirements, as affected off-balance sheet loans would immediately be recorded on the balance sheet and so would be subject to regulatory capital requirements.

Debt Ratings
In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of funding. The Company currently receives ratings from several ratings entities. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank as investment grade. Two of the three ratings agencies rate the unsecured senior debt of the Corporation investment grade, with Standard & Poor’s assigning a rating of BB+, or one level below investment grade.

Capital One
	Financial	Capital
	Corporation	One Bank

Moody’s	Baa3	Baa2

Standard & Poor’s	BB+	BBB-

Fitch	BBB	BBB

Because the Company depends on the capital markets for funding and capital, the Company could experience reduced availability and increased cost of funding if its debt ratings were lowered. This result could make it difficult for the Company to grow at or to a level it currently anticipates. The immediate impact of a ratings downgrade on other sources of funding, however, would be limited, as deposit funding and pricing is not generally determined by corporate debt ratings. The Savings Bank is authorized to engage in a full range of deposit-taking activities, but the Company’s ability to use deposits as a source of funding is generally regulated by federal laws and regulations. Likewise, the Company’s various credit facilities do not contain covenants that could be triggered by a ratings downgrade, although the pricing of any borrowings under these facilities is linked to these ratings.

The Company competes for funding with other banks, savings banks and similar companies. Some of these institutions are publicly traded. Many of these institutions are substantially larger, have more capital and other resources and have better debt ratings than the Company does. Competition from these institutions may increase the Company’s cost of funds. Events that disrupt capital markets and other factors beyond the Company’s control could also make the Company’s funding sources more expensive or unavailable. The Company’s informal memorandum of understanding with regulators may make it more sensitive to these types of events.

Customer Credit Lines
Because the Company offers its customers credit lines, the full amount of which is most often not used, the Company has exposure to these unfunded lines of credit. These credit lines could be used to a greater extent than the Company’s historical experience would predict. If actual use of these lines were to materially exceed predicted line usage, the Company would need to raise more funding than anticipated in its current funding plans. It could be difficult to raise such funds, either at all, or at favorable rates.

The Company Faces Intense Competition in All of Its Markets

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

The Company faces intense pricing competition in a wide array of credit card products and services, such as its low fixed-rate cards, introductory interest rate cards, secured cards and other customized cards. Thus, the cost to acquire new accounts will continue to vary among product lines and may reasonably be expected to rise as the Company moves beyond the domestic card market and becomes increasingly focused on lending to higher credit quality customers. The Company expects that competition will continue to grow more intense with respect to most of its products, including the products it offers internationally.

The Company Faces Increased Regulatory Scrutiny and Reputational Risk

During the third quarter of 2002, the Company entered into an informal memorandum of understanding with bank regulatory authorities regarding certain financial considerations and calculations as well as certain changes and improvements to its policies, procedures, systems and controls. Under this memorandum of understanding, the Company informally reports to and consults with the regulatory authorities on these matters and other business considerations on a regular basis. While the Company has delivered on the principal requirements of the memorandum of understanding, it expects its regulators to monitor its ongoing execution for some period of time and it is not possible to predict when it will achieve its goals for all items under the informal memorandum of understanding. Remaining subject to the memorandum of understanding for a prolonged period could result in, among other things, decreased funding opportunities and less favorable economic terms, as well as a continued strain on financial and operational resources, decreased employee morale and further internal and external business regulation.

The Company’s Accounts and Loan Balances Can Be Volatile

Changes in the Company’s aggregate accounts or consumer loan balances and the growth rate and composition thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses and attrition of accounts and loan balances, can have a material adverse effect on the Company’s results of operations. The number of accounts and aggregate total of loan balances of the Company’s domestic credit card portfolio (including the rate at which they grow) will be affected by a number of factors, including the level of the Company’s marketing investment, how the Company allocates such marketing investment among different products, and the rate at which customers transfer their accounts and loan balances to the Company or away from the Company to competing card issuers. Such accounts and loan balances are also affected by the Company’s desire to maintain a moderate growth rate, general economic conditions, which may increase or decrease the amount of spending by the Company’s customers and affect their ability to repay their loans, and other factors beyond the Company’s control.

The Company Faces Strategic and Other Risks in Sustaining and Managing Its Growth

The Company’s growth strategy is threefold. First, the Company seeks to continue to grow its domestic credit card business, and in particular to grow its upmarket business more quickly that its subprime business. Second, the Company desires to grow its lending business, including credit cards, internationally, in the United Kingdom, Canada and beyond. Third, the Company hopes to identify, pursue and expand new business opportunities, such as automobile financing, installment lending, deposits and other types of consumer financial activities. The Company’s management believes that, through IBS, it can achieve these objectives. However, there are several types of factors that can affect the Company’s ability to do so, including:

•	Competition. As explained in more detail above, the Company faces intense competition from many other providers of credit cards and other consumer financial products and services. The competition affects not only the Company’s existing businesses, but also the ability to grow those businesses and to develop new opportunities. As the Company seeks to increase the proportion of higher credit quality loans in its portfolio and to diversify beyond U.S. consumer credit cards, pricing competition, in particular, may make such growth and diversification difficult of financially impractical to achieve. See “The Company Faces Intense Competition in All of Its Markets” above.

•	Credit Risk. As a consumer lender, factors affecting the Company’s growth (including its ability to obtain funding and its ability to generate account balance growth), are also affected by the delinquency and charge-off levels of its accounts. The Company’s delinquency and charge-off levels are also affected by the general state of the United States and world economies, and may likely be adversely impacted by a recessionary economy. See “—The Company May Experience Increased Delinquencies and Credit Losses” below, and “Operations — Risk Management – Credit Risk” above.

•	Liquidity and Funding Risk. The Company’s ability to grow may be constrained by its ability to generate funding sufficient to both create the liquidity necessary to extend loans to its customers and to provide the Company with the capital necessary to meet the requirements of its regulators, the ratings agencies and its own management principles. The Company’s ability to generate this funding, especially capital funding, which can come from only limited sources, is limited by a number of factors, including the regulatory environment and its corporate structure. In addition, the Company’s ability to raise funds is strongly affected by the general state of the United States and world economies, and may become increasingly difficult due to economic and other factors. See “—The Company May Experience Limited Availability of Financing and Variation in Its Funding Costs and “Operations – Risk Management – Liquidity Risk” above.

•	Operational Risk. The Company’s ability to grow successfully is also dependent on its ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as the Company expands, and recruit management and operations personnel with the experience to run an increasingly complex business. In addition, the Company operates in a highly regulated industry, and its ability to grow its business, both in credit card issuances and by expanding into international and new consumer financial opportunities, may be adversely affected by the legal and regulatory environment it faces. These environmental factors may change at any time and are outside of the Company’s control. See “Operations – Risk Management – Operational Risk” above.

•	International Operational Risk. The Company’s expansion internationally is affected by additional factors, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries. See “Operations – Risk Management – Operational Risk” above.

•	Legal and Compliance Risk. Due to the Company’s significant reliance on the documentation supporting its funding transactions and the individual arrangements with its customers, as well as its unique corporate structure, the Company faces a risk of loss due to faulty legal contracts and changes in laws and interpretations. The Company also is subject to an array of banking, consumer lending and deposit laws and regulations that apply to almost every element of its business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. See “Supervision and Regulation” above.

•	Strategic Risk. The Company’s ability to grow is driven by the success of its fundamental business plan and its earnings may be adversely affected by the level of its investments in new businesses or regions. This risk has many components, including:

•	Customer and Account Growth. As a business driven by customer finance, the Company’s growth is highly dependent on its ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. The Company’s ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of its control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses associated with the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Reputational Risk. The Company’s ability to originate and maintain accounts is highly dependent upon consumer perceptions of the Company’s financial health and business practices. To this end, the Company has aggressively pursued a campaign to enhance its brand image and awareness in recent years. Adverse developments, however, in the Company’s brand campaign or in any of the areas described above could damage its reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them.

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

Widespread increases in past-due payments and nonpayment generally occur whenever the country or a region experiences an economic downturn, such as a recession. Credit card accounts also tend to exhibit a rising trend of delinquency and credit loss rates as they “season,” or age, therefore, if the Company makes fewer loans than it has in the past, the proportion of new loans in its portfolio will decrease and the delinquency rate and charge-off rate may increase.. As a result of the Company’s recent focus on growing its high quality loan portfolio more quickly than its loans to riskier customers, as well other factors, the Company experienced a decrease in the Company’s managed net charge-off rate from 6.32% in the second quarter of 2003 to 5.44% in the third quarter of 2003. There can be no assurance, however, that this trend will continue. Delinquencies and credit losses may also occur for other reasons. For example, changes in general or regulatory accounting principles can lead to changes in the Company’s delinquency or charge-off rates that are unrelated to actual portfolio performance. This would reduce the Company’s earnings unless offset by other changes.

The Company also, as provided for by the applicable accounting rules, holds allowances for expected losses from delinquencies and charge-offs in its existing portfolio. There can be no assurance, however, that such allowances will be sufficient to account for actual losses.

In addition, the Company markets its products to a broad range of consumers, including those who have less experience with credit, and who therefore tend to experience higher delinquency and charge-off rates. The Company’s goal is to use IBS to set the credit limits and price products for customers relative to the risk of anticipated associated losses, but it cannot be certain that it has set high enough fees and rates for certain accounts to offset the higher delinquency and loss rates it may experience from such accounts. The Company’s credit losses, therefore, may increase.

The Company Faces Risk From Economic Downturns and Social Factors

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. Accordingly, an economic downturn (either local or national), can hurt the Company’s financial performance as accountholders default on their loans or, in the case of credit card accounts, carry lower balances. Furthermore, the Company’s customer base and IBS models have resulted in the Company’s substantial participation in the underserved market. These accountholders generally have higher rates of charge-offs and delinquencies than do higher credit quality accountholders. Additionally, as the Company increasingly markets its cards internationally, an economic downturn or recession outside the United States also could hurt its financial performance. A variety of social factors also may cause changes in credit card and other consumer finance use, payment patterns and the rate of defaults by accountholders and borrowers. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards and other consumer debt, and changing attitudes about incurring debt and the stigma of personal bankruptcy and consumer concerns about the practices of certain lenders perceived as participating primarily in the subprime market. The Company’s goal is to manage these risks through its underwriting criteria and product design, but these tools may not be sufficient to protect its growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.

The Company Faces Market Risk of Interest Rate and Exchange Rate Fluctuations

Like other financial institutions, the Company borrows money from institutions and depositors, which it then lends to customers. The Company earns interest on the consumer loans it makes, and pays interest on the deposits and borrowings it uses to fund those loans. Changes in these two interest rates affect the value of its assets and liabilities. If the rate of interest the Company pays on its borrowings increases more than the rate of interest it earns on its loans, its net interest income, and therefore its earnings, could fall. The Company’s earnings could also be hurt if the rates on its consumer loans fall more quickly than those on its borrowings.

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

The Company also manages these risks partly by changing the interest rates it charges on its credit card accounts. The success of repricing accounts to match an increase or decrease in its borrowing rates depends on the overall product mix of such accounts, the actual amount of accounts repriced, the rate at which the Company is originating new accounts and its ability to retain accounts (and the related loan balances) after repricing. For example, if the Company increases the interest rate it charges on its credit card accounts and the accountholders close their accounts as a result, the Company may not be able to match its increased borrowing costs as quickly, if at all. The Company’s fixed rate products, in particular, may see attrition in a rising interest rate environment that concurrently raises its costs of borrowing.

Changes in Regulation and Legislation Can Increase Compliance Risk and Affect the Company’s Results

Federal and state laws and rules, as well as accounting rules and rules to which the Company is subject in foreign jurisdictions in which it conducts business, significantly limit the types of activities in which it may engage. For example, federal and state consumer protection laws and rules limit the manner in which the Company may offer and extend credit. From time to time, the U.S. Congress and the states consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry. Such new laws or rules could limit the amount of interest or fees the Company can charge, restrict its ability to collect on account balances, or materially affect the Company or the banking or credit card industries in some other manner. Additional federal and state consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict the Company’s ability to share or receive customer information.

The laws governing bankruptcy and debtor relief, in the U.S. or in foreign jurisdictions in which the Company conducts business, also could change, making it more expensive or more difficult for the Company to collect from its customers. Congress has recently considered, and the House of Representatives has passed, legislation that would change the existing federal bankruptcy laws. One intended purpose of this legislation is to increase the collectibility of unsecured debt; however, it is not clear whether or in what form Congress may adopt this legislation and the Company cannot predict how this legislation may affect it.

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact the Company. In 2001, regulators restricted the ability of two of the Company’s competitors to provide further credit to higher risk customers due principally to supervisory concerns over rising charge-off rates and capital adequacy. In 2002, the Company entered into an informal memorandum of understanding with its banking regulators. The Company maintains an active dialogue with its banking agency regulators following this memorandum of understanding and believes that its capital levels and risk management practices are appropriate for its business. The Company cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the banking regulators will be applied to the Bank or the Savings Bank or the resulting effect on the Corporation, the Bank or the Savings Bank. In addition, certain state and federal regulators are considering or have approved rules affecting certain practices of subprime mortgage lenders. There can also be no assurance that these regulators will not also consider or approve additional rules with respect to subprime credit card lending or, if so, how such rules would be applied to or affect the Corporation, the Bank or the Savings Bank.

Furthermore, various federal and state agencies and standard-setting bodies may from time to time consider changes to accounting rules or standards that could impact the business practices or funding transactions of the Company.

In addition, existing laws and rules, in the U.S., at the state level, and in the foreign jurisdictions in which the Company conducts operations, are complex. If the Company fails to comply with them, then it may not be able to collect its loans in full, or it might be required to pay damages or penalties to its customers. For these reasons, new or changes in existing laws or rules could hurt its profits.

Fluctuations in Its Expenses and Other Costs May Hurt the Company’s Financial Results

The Company’s expenses and other costs, such as human resources and marketing expenses, directly affect its earnings results. Many factors can influence the amount of the Company’s expenses, as well as how quickly they grow. For example, further increases in postal rates or termination of the Company’s negotiated service arrangement with the United States Postal could raise the Company’s costs for postal service, which is a significant component of its expenses for marketing and for servicing its 46.4 million accounts as of September 30, 2003. As the Company’s business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization or a reevaluation of business strategies. Other factors that can affect the amount of the Company’s expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how it calculates expenses and earnings.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Interest Rate Sensitivity” under Item 2 – Managed Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of September 30, 2003 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

Part II Other Information

Item 1. Legal Proceedings

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note G – Commitments and Contingencies.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1 Certification of Richard D. Fairbank
31.2 Certification of Gary L. Perlin
32.1 Certification* of Richard D. Fairbank
32.2 Certification* of Gary L. Perlin

(b)	Reports on Form 8-K:

On July 16, 2003, the Company filed under Item 5 – “Other Events” and filed under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K, on Exhibit 99.1, a copy of its earnings press release for the second quarter of 2003 that was issued on July 16, 2003. This release, which is required under Item 12, “Results of Operations and Financial Condition,” has been included under Item 9 pursuant to interim reporting guidance provided by the SEC.

On July 16, 2003, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Financial Measures — June 2003, for the month ended June 30, 2003.

On August 11, 2003, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Financial Measures — July 2003, for the month ended July 31, 2003.

On September 9, 2003, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — August 2003, for the month ended August 31, 2003.

*Information in this furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

(Registrant)

Date: November 11, 2003	/s/ GARY L.PERLIN Gary L. Perlin Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer of the Registrant)