Form 10-K
period 2003-12-31
CAPITAL ONE FINANCIAL CORP
filed 2004-03-05
CIK 927628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the transition period from                      to

Commission File No. 1-13300

CAPITAL ONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1719854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1680 Capital One Drive McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 720-1000

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights*	New York Stock Exchange
Upper DECs®**, due May 17, 2007 at 6.25%	New York Stock Exchange

*	Attached to each share of Common Stock is a Right to acquire 1/100th of a share of the Registrant’s Cumulative Participating Preferred Stock, par value $.01 per share, which Rights are not presently exercisable.
**	Each Upper DEC consists of a senior note and a forward purchase contract that requires the holder to purchase shares of common stock of the Corporation on May 17, 2005 or earlier under certain conditions.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 27, 2004.

Common Stock, $.01 Par Value: $16,806,230,685*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on February 27, 2004.

Common Stock, $.01 Par Value: 238,913,074 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 29, 2004 are incorporated by reference into Part III.

CAPITAL ONE FINANCIAL CORPORATION

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

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

As of December 31, 2003, we had 47.0 million accounts and $71.2 billion in managed consumer loans outstanding. We are among the six largest issuers of Visa® and MasterCard® credit cards in the United States based on managed credit card loans outstanding as of December 31, 2003. Important factors underlying the growth of our managed credit card loans and accounts include credit card industry dynamics and our business strategies around building, analyzing and applying results derived from large quantities of data to reduce credit risk, mass customize products for consumers and improve operational efficiency. We generally have labeled these strategies our “Information Based Strategy” or “IBS.”

In June 1996, we established the Savings Bank to expand our product offerings and our relationship with our cardholders. The Savings Bank currently, among other things, takes deposits and offers a variety of credit card and installment loan products.

We offer credit cards throughout the United States. We also offer credit card products outside of the United States principally through Capital One Bank (Europe) plc, an indirect subsidiary of the Bank organized and located in the United Kingdom (the “U.K. Bank”), and a branch of the Bank in Canada.

We offer automobile and other motor vehicle financing products through COAF and its subsidiaries. These financing products are offered for the purchase of either new or used vehicles or the refinancing of existing motor vehicle loans. We also offer other secured and unsecured consumer lending products through our subsidiaries both in the United States and elsewhere.

We use IBS to differentiate among customers based on credit risk, usage and other characteristics and to match customer characteristics with appropriate product offerings. IBS involves building sophisticated models and information systems, while employing a well-trained staff and a flexible culture to identify, develop and market credit card or other products and services to satisfy the demands of a competitive and ever changing marketplace. By actively testing a wide variety of product and service features, marketing channels and other aspects of offerings, we design customized solicitations, products and services that are targeted at specific credit customer segments, thereby enhancing response levels and maximizing returns on investment within given underwriting parameters.

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

Our common stock is listed on the New York Stock Exchange under the symbol COF and our Upper DECs® securities are listed on the New York Stock Exchange under the symbol COFPRC. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000). The Corporation maintains a website at www.capitalone.com. Documents available on our website include the Corporation’s (i) Code of Business Conduct and Ethics, (ii) Corporate Governance Principles; (iii) and charters for the Audit and Risk, Compensation, Finance, and Governance and Nominating Committees. These documents are also available in print to any shareholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material with the SEC.

Business Description

With more than 47.0 million accounts, Capital One is one of the world’s largest financial services franchises. We are a diversified financial services corporation focused primarily on consumer lending. Our principal business segments are domestic credit card lending, automobile and other motor vehicle financing and global financial services. For further discussion of our segments, see pages 47-48 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segments” and pages 71-73 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note B”.

U.S. Card Segment. We offer a wide variety of credit card products throughout the United States. We customize our products to appeal to different consumer preferences and needs by combining different product features, including annual percentage rates, fees and credit limits, rewards programs and other special features. We routinely test new products to develop ones that appeal to different and changing consumer preferences. Our customized products include both products offered to a wide range of consumer credit risk profiles, as well as products aimed at special consumer interests. Our pricing strategies are risk-based; lower risk customers may likely be offered products with more favorable pricing and we expect these products to yield lower delinquencies and credit losses. On products offered to many higher risk customers, however, we may experience higher delinquencies and losses, and we price these products accordingly.

Auto Finance Segment. We also apply IBS to our auto finance business. Through COAF, we purchase retail installment contracts, secured by automobiles or other motor vehicles, through dealer networks throughout the United States. Additionally, we utilize direct marketing to offer automobile financing directly to consumers. Our direct marketed products include financing for the purchase of new and used vehicles, as well as refinancing of existing motor vehicle loans. In October 2001, we acquired the nation’s largest online provider of direct motor vehicle loans. Similar to our credit card strategy, we customize product features, such as interest rate, loan amount, and loan terms, enabling us to lend to customers with a wide range of credit profiles.

Global Financial Services Segment. Our Global Financial Services (“GFS”) segment includes a variety of diverse products for consumers in the United States and internationally. Domestically, GFS manages installment lending, patient financing (through Amerifee Corporation, which we acquired in May 2001), and small business lending activities, as well as other consumer financial businesses. We grew in both our installment lending business as well as our deposit-taking business in 2003. In addition, we have, and may in the future achieve further diversification through acquisition, organic growth or both. GFS also includes our international businesses, where we are using the IBS methodologies and approaches we have learned in our U.S. credit card and motor vehicle financing businesses in new geographies. Internationally, we are currently operating primarily in the United Kingdom and Canada. In 2003, we continued to grow in the number of accounts and loan balances in our international lending business, with most of our growth coming from the United Kingdom. Our U.K. Bank has authority to accept deposits and provide credit card and installment loans.

We also engage in limited non-lending activities. We take deposits from customers in the U.S., which are originated through direct and indirect channels. We also offer other products to our customers, including credit insurance, through third-party providers.

Geographic Diversity

Loan portfolio concentration within a specific geographic region may be regarded differently based upon the current and expected credit characteristics and performance of the portfolio. Our consumer loan portfolio is geographically diverse. See page 96 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note T” of this form.

Enterprise Risk Management

Risk is an inherent part of the Company’s business and activities. The Company has an Enterprise Risk Management (ERM) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program exists in three components: first, at the most senior levels with the Board of Directors and senior management committees that oversee risk and risk management practices; second, in the centralized departments headed by the Chief Enterprise Risk Officer and the Chief Credit Officer that establish risk management methodologies, processes and standards; and third, in the individual business areas throughout the Company which own risk and perform ongoing identification, assessment and response to risks. The Company’s ERM framework includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation, and compliance.

Board and Senior Management Oversight

The Company utilizes a series of Board and senior management committees to oversee the management of risk. The Audit and Risk Committee of the Board of Directors oversees the Company’s accounting, financial reporting, internal controls and risk assessment and management processes. The Audit and Risk Committee also reviews periodic reporting on significant Company risks and mitigation activities and the compliance with corporate risk policies, while the Finance Committee oversees liquidity and market risk. The Executive Committee, a committee of senior management chaired by the Chief Executive Officer, provides guidance to senior executives regarding strategic risk and provides an integrated view of risk through reports by the Company’s other primary senior management committees:

•	Enterprise Risk Management Committee—provides advice and counsel to the Chief Enterprise Risk Officer and other executives on enterprise risk management governance, process methodologies and reporting, with a primary focus on operational and compliance risk.

•	Corporate Reputation Committee—provides advice and counsel to the Executive Vice President responsible for corporate reputation and governance and other executives in balancing legitimate business needs, standard industry practices and general corporate ethics in accordance with the Company’s vision and strategy with respect to its reputation with internal and external stakeholders, including its associates, investors and customers.

•	Corporate Infrastructure Committee—provides advice and counsel to the President, U.S. Card and other executives on infrastructure matters such as people management, operations, facilities, suppliers and technology.

•	Credit Policy Committee—provides advice and counsel to the Chief Credit Officer and other executives on credit policy decisions; approves certain credit policies; reviews data pertaining to the credit control environment, including Board approved risk tolerances; reviews regulatory, audit and credit review findings; assesses the adequacy of corrective actions; and provides direction on credit risk management.

•	Asset and Liability Management Committee—provides advice and counsel to the Chief Financial Officer and other executives on the acquisition and deployment of funds, off-balance sheet activities related to the management of interest rate risk, and trading activities.

Integrity, Ethical Values and Risk Management Culture

The Company maintains its risk management culture through various mechanisms designed to bring the consideration of risk into daily decision making. The Company has a corporate Code of Business Conduct and Ethics, available on the Corporate Governance page of its website at www.capitalone.com/about, under which each associate is obligated to behave with integrity in dealing with customers and business partners and to comply with applicable laws and regulations. The Company also has a corporate values training program and an associate performance management process that emphasize achieving business results while maintaining integrity and sound business management. The Company’s risk management culture is also encouraged through frequent direction and communications from the Board of Directors, senior leadership, internal change management consulting, corporate and departmental risk management policies, risk management and compliance training programs and on-going risk assessment activities in the business.

Organizational Structure

The Company’s organizational structure supports consideration of risk in decision making. The corporate ERM department designs and facilitates the implementation in the business of methodologies to identify and assess risk, analyze and aggregate risk and mitigation reporting and to evaluate and enhance the risk management culture. For significant risks reported to the senior management committees, the Audit and Risk Committee, the Finance Committee and the Board, specific executives are designated as accountable for the management and monitoring of each such risk. Across the Company, individual business areas utilize business risk offices staffed by associates from the business who oversee implementation of methodologies and tools for risk identification, assessment and reporting. The Company’s Corporate Audit Services department also assesses risk and the related quality of internal controls and quality of risk management through its audit activities.

Risk Identification, Assessment and Response

The Company utilizes a corporate methodology for the management of risk across the individual business areas. Key risk exposures are identified by each business area and assessed according to potential likelihood and impact, as well as, the quality of the related controls. If appropriate, mitigation plans are developed for risks and the business tracks progress against the plans. Individual business units are required to conduct self assessments at least annually.

Monitoring and Reporting

The Company monitors its key risks, mitigation plans and its growing risk management capability through a system of on-going measurement and reporting to business area management, the Chief Enterprise Risk Officer, senior management committees and the Board and its committees. Additionally, Corporate Audit Services performs separate evaluations of the system of internal control and risk management capability. Corporate Audit Services reports on the scope and results of its work to the Audit and Risk Committee of the Board of Directors.

Credit Risk Management

Successful management of credit risk, the risk that borrowers may default on their financial obligations to the Company, is important to the Company’s success. There are four primary sources of credit risk: (1) changing economic conditions, which affect consumers’ ability to pay; (2) changing competitive environment, which affects consumer debt loads and borrowing patterns; (3) the Company’s underwriting strategies and standards, which drive the selection of customers and the terms offered; and (4) the quality of the Company’s internal controls, which establish a process to test that underwriting conforms to Company standards and identify credit quality issues so the Company can act upon them a timely manner. The Company is focused on managing each of these sources of credit risk.

In 2003, the Company continued to build its central credit risk management organization. The Company’s goal was to continue its strong central oversight of credit policy and programs while maintaining the ability of its operating units to respond flexibly to changing market and competitive conditions. The Company’s Chief Credit

Officer manages a corporate Credit Risk Management staff and chairs the Credit Policy Committee, a committee of senior management. The Credit Policy Committee oversees and approves corporate credit policy and credit performance. Its members include the Chief Credit Officer, the Chief Enterprise Risk Officer and the Presidents of the Company’s three operating divisions. The Chief Credit Officer and his staff review and approve all large scale new credit programs. Smaller credit programs are approved by Senior Credit Officers appointed by the Credit Policy Committee and supervised by the Chief Credit Officer and his staff. All credit programs must also be approved by the appropriate operating executives. These organizational structures are designed so that each of the Company’s business units applies standardized practices in measuring and managing credit risk, and that all relevant factors, such as credit outlook, profitability, and the competitive, economic, and regulatory environment, are considered in making credit decisions.

The Company maintains tolerances for credit risk through policies adopted by the Board of Directors. These policies establish constraints for the level and composition of risk in the total lending portfolio as well as constraints on incremental lending decisions.

The Company’s credit risk profile is managed to maintain resilience to factors outside of the Company’s control, strong risk-adjusted returns, and increased diversification. In 2003, the Company accomplished these goals by increasing growth in its higher credit quality businesses relative to slower growth in its lower credit quality businesses, by further growth in its diversified consumer lending products, such as automobile financing and unsecured installment lending, and by international expansion. In addition, the Company continued its strategy of customizing credit lines and product terms to each customer segment to attempt to achieve appropriate, risk-adjusted returns. The centralized Credit Risk Management group monitors overall composition and quality of the credit portfolio.

The Company’s guiding principles, strengthened central governance, and Board-directed credit risk tolerances are designed to keep senior executives well-informed of credit trends so they can make appropriate credit and business decisions for the Company. The Company enhances/preserves day-to-day market responsiveness and flexibility by empowering its business line managers to develop credit strategies and programs aligned with the Company’s credit risk policies and objective of long-term business profitability. The credit program development process considers the evolving needs of the target market, the competitive environment, and the economic outlook. Senior Credit Officers, who are appointed by the Credit Policy Committee, oversee all credit program development.

Most of the Company’s credit strategies rely heavily on the use of sophisticated proprietary scoring models. These models consider many variables, including credit scores developed by nationally recognized scoring firms. The models are validated, monitored and maintained in accordance with detailed policies and procedures to help maintain their continued validity.

Liquidity Risk Management

Liquidity risk refers to exposures generated from the use and availability of various funding sources to meet its current and future operating needs. The management of liquidity risk is overseen by the Chief Financial Officer with the advice and guidance from the Asset and Liability Management Committee and its sub-committee on funding chaired by the Treasurer. The Company currently manages and mitigates its liquidity risk through the use of a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. See page 52 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management” for additional information.

Market Risk Management

Market risk refers to exposures generated from changes in interest rates and foreign currency exchange rates. The management of market risk is overseen by the Chief Financial Officer with the advice and guidance from the

Asset and Liability Management Committee and its sub-committee on risk management chaired by the Vice President of Global Planning. The Company currently manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity and repricing characteristics of various balance sheet categories and by entering into interest rate swaps. The Company currently manages and mitigates its exposure to foreign currency exchange risk by entering into hedges for all material foreign currency denominated transactions. See page 54 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” for additional information.

Operational Risk Management

Operational risk is the risk of direct or indirect loss resulting from inadequate or failed processes, systems, people, or exposure to external events. The Company employs several principles in the management of operational risk:

•	Business areas are accountable for managing their own operational risks and the maintenance of effective internal controls.

•	The operational risk management group of the ERM department implements common methodologies including a self assessment program and operational loss event database.

•	Governance of operational risk is provided by the ERM Committee, a committee of senior management, and the Audit and Risk Committee of the Board of Directors.

Operational risk is a normal part of business for any financial services firm. It may manifest itself in many ways, such as fraud by employees or persons outside the Company, business interruptions, errors related to processing and systems, and model errors. The risk of loss includes the potential for legal actions arising as a result of an operational deficiency or as a result of noncompliance with applicable laws or regulatory standards. The Company could also suffer financial loss, face regulatory action, not be able to service customers and suffer damages to its reputation.

The operational risk management group of the ERM department is responsible for building and implementing methodologies and supporting technology to assist business areas in the management of operational risk, as well as aggregating, analyzing and reporting the results. The individual business areas utilize Business Risk Offices staffed by associates who are trained in operational loss event collection, operational risk assessment and mitigation planning and reporting.

The key tools used in operational risk management are a risk self assessment process and an operational loss event database. The goal is to create an explicit process for risk identification and assessment to increase awareness of exposures and focus appropriate attention on important risks. Key risk exposures are identified by each business area and evaluated according to potential impact and likelihood, as well as the quality of the related controls. If appropriate, mitigation plans are developed for certain identified risks and progress is tracked against the plans. Business units are required to conduct self assessments at least annually.

There are many specialized activities designed to mitigate key operational risks facing the Company. These include a dedicated fraud management department, programs for third party supplier risk management, information security and business continuity planning, development and maintenance of required policies and procedures, and decision model analysis.

The Company also uses a comprehensive methodology to capture operational loss events. The goal is to create awareness of the Company’s risks and learn from past experience. Loss events are captured from each business area and central collection points where available. Each is valued according to a consistent methodology, and categorized according to the standard Basel subcategories for operational risk. Reporting is provided for trends of number and dollars of losses, analyses by event categories and business lines and assessments of common causes.

The Company maintains a system of internal control with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft and ensuring the reliability of financial and other data. The internal control system is intended to provide management with timely and accurate information about the operations of the Company and has been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates and considering factors such as competition and regulation. The Company has established procedures that are designed to ensure that policies are followed on a uniform basis. Management continually monitors and improves its internal control systems, processes and procedures to reduce the potential likelihood and impact of events related to operational risk.

The key governance forum for operational risk is the ERM Committee, described above. The committee reviews significant operational risks from self assessments, progress against mitigation plans and analyses of the Company’s operational loss event experience. In addition, key risk management initiatives and programs are reviewed by the Committee. Operational risk information is also shared with the Executive Committee, described above, and the Audit and Risk Committee of the Board of Directors. Corporate Audit Services also assesses operational risk and the related quality of internal controls and quality of risk management through its audit activities.

Legal Risk Management

Legal risk represents the risk of loss related to (i) contracts that are not properly drafted so as to strike the appropriate balance between the Company’s business interests and its legal exposure, (ii) the Company’s legal entity structure and (iii) changes in laws and regulations, whether domestic or from international jurisdictions in which the Company conducts business. The management of legal risk is overseen by the Company’s General Counsel. Due to the Company’s significant reliance on certain contractual relationships, including with its funding providers, as well as its unique corporate structure and heavily regulated industry, the Company faces significant levels of legal risk. The Company also faces risk of loss from litigation, which is primarily managed by the Company’s legal department.

Strategic Risk Management

Strategic risk is the risk to earnings or capital from operating the Company in a competitive environment. The Executive Committee, described above, is the principal management forum for discussion of strategic risk. The Company assesses strategic risk in its annual planning process, which includes both a top-down process set by the Board of Directors and a bottom-up process led by business lines. The Company also performs quarterly business reviews at the Executive Committee to compare business performance and risk assessments to plan. Consideration of strategic risk is also a vital component of due diligence when evaluating new products, ventures or markets.

Reputation Risk Management

Reputation risk represents the risk to earnings or capital arising from negative public or associate opinion. The management of reputation risk is overseen by the Executive Vice President, responsible for the Company’s corporate reputation and governance programs, with the advice and guidance of the Corporate Reputation Committee, a committee of senior management. The Company currently utilizes qualitative criteria to measure reputation risk. Several measures, both internal and external, are considered to gauge changes to the Company’s reputation and overall reputation risk and include brand market research, customer studies, internal operational loss event data and external measures.

Compliance Risk Management

Compliance risk is the risk of non-conformance to laws, rules and regulations. The management of compliance risk is overseen by the Chief Enterprise Risk Officer with the advice and guidance of the ERM Committee and its sub-committee on compliance risk, chaired by the Chief Compliance Officer. The corporate compliance organization, a part of the ERM department, provides the business areas with consulting, training and assistance in the implementation of business processes to ensure compliance with applicable laws and regulations. The business areas assess compliance risk through the Company’s enterprise risk self assessment process, and conduct monitoring and remediation activities for which the compliance organization establishes standards.

Technology / Systems

Technology has been a cornerstone of IBS. We leverage information technology to develop and deliver innovative products and services to satisfy our customers’ needs.

A key part of our strategic focus is the development of efficient, flexible computer and operational systems to support complex marketing and account management strategies. We believe that the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or obtain systems, processes and competencies to meet our unique business requirements.

Funding and Liquidity

A discussion of our funding programs and liquidity has been included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding” on pages 49-53.

Competition

Each of our card products is marketed to specific consumer populations across the credit spectrum. The terms of each card product are actively managed to achieve a balance between risk and expected performance. For example, card product terms typically include the ability to reprice individual accounts upwards or downwards based on the customer’s payment and other performance. In addition, since 1998, we have aggressively marketed low non-introductory rate cards to consumers with low-risk and established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited our customers with these and other similar interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on our pricing strategies.

As a marketer of credit card and other financial products, we face intense competition in all aspects of our business from numerous bank and non-bank providers of financial services. Many of these companies are substantially larger and have more resources than we do. We compete with international, national, regional and local issuers of Visa® and MasterCard® credit cards. In addition, American Express®, Discover Card®, Diner’s Club® and, to a certain extent, smart cards and debit cards, represent additional competition to the general purpose credit card. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features, and customer loyalty is often limited. In motor vehicle finance, we face competition from banks and non-bank lenders who provide financing for dealer-originated loans. Additionally, we face competition from a small, but growing number of online automobile finance providers. We also face competition from lenders in our installment loan and other lending activities. We believe that IBS allows us to compete effectively in both our current and new markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate yield on our loans will not be impacted by the nature of the competition that now exists or may later develop.

In addition, some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, operational efficiencies and more versatile technology platforms. These competitors may also consolidate with other financial institutions in ways that enhance these advantages.

Intellectual Property

As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure. We also undertake other measures to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain intellectual property or proprietary information without authorization. Our precautions may not prevent misappropriation or infringement of our intellectual property or proprietary information. In addition, our competitors also file patent applications for innovations that are used in our industry. The ability of our competitors to obtain such patents may adversely affect our ability to compete. Conversely, our ability to obtain such patents may increase our competitive advantage. There can be no assurance that we will be successful in such efforts, or that the ability of our competitors to obtain such patents may not adversely impact our financial results.

Employees

As of December 31, 2003, we employed 17,760 employees whom we refer to as “associates.” A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates is covered under a collective bargaining agreement.

Supervision and Regulation

General

The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). In addition to regulatory requirements imposed as a result of the Bank’s international operations (discussed below), the Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”), the Federal Reserve Board (the “Federal Reserve”), the Federal Reserve Bank of Richmond and the FDIC. The Bank is not currently a “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”), because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposits of less than $100,000, other than as permitted as collateral for extensions of credit, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. Due to the Bank’s status as a limited purpose credit card bank, our non-credit card operations must be conducted in our other operating subsidiaries, except as relates to our U.K. operations.

The Savings Bank is a federal savings bank chartered by the Office of Thrift Supervision (the “OTS”) and is a member of the Federal Home Loan Bank System. Its deposits are insured by the Savings Association Insurance Fund of the FDIC. The Savings Bank is subject to comprehensive regulation and periodic examination by the OTS and the FDIC.

The Corporation is not currently a bank holding company under the BHCA as a result of its ownership of the Bank because the Bank is not a “bank” as defined under the BHCA. If the Bank failed to meet the credit card bank exemption criteria described above, its status as an insured depository institution would make the Corporation subject to the provisions of the BHCA, including certain restrictions as to the types of business activities in which a bank holding company and its affiliates may engage. Becoming a bank holding company under the BHCA would affect the Corporation’s ability to engage in certain non-banking businesses. In addition, for purposes of the BHCA, if the Bank failed to qualify for the credit card bank exemption, any entity that acquired direct or indirect control of the Bank and also engaged in activities not permitted for bank holding companies could be required either to discontinue the impermissible activities or to divest itself of control of the Bank.

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

The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia’s Bureau of Financial Institutions. Our automobile financing activities conducted by COAF and its subsidiaries fall under the scrutiny of the state agencies having supervisory authority under applicable sales finance laws or consumer finance laws in most states. We also face regulation in the international jurisdictions in which we conduct our business.

The Corporation has filed an application with the Federal Reserve Bank of Richmond pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842(a)(1)) to become a bank holding company (“BHC”) as a result of the Bank’s proposal to amend its Virginia charter to remove existing restrictions on its activities and thereby permit the Bank to engage in the full range of lending, deposit-taking and other activities permissible under Virginia and federal banking laws and regulations. The Corporation also filed a notice with the Federal Reserve Bank of Richmond pursuant to 12 U.S.C. § 1843(c)(8) to retain its nonbanking subsidiaries, including the Savings Bank and COAF, upon its conversion to a BHC. The Corporation seeks to effect this change to further diversify its financial service activities and funding base. If approved, the Corporation will register as a BHC with the Federal Reserve Bank of Richmond and become subject to the requirements of the BHC Act, including limiting its nonbanking activities to those that are permissible for a BHC. Such activities include those that are so closely related to banking as to be incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve Bank of Richmond by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. The Corporation does not engage in any significant activities impermissible for a BHC and therefore, does not anticipate an immediate change in its activities as a result of this proposal.

Informal Memorandum of Understanding

As described in the Company’s report on Form 10-Q, dated August 13, 2002, the Company entered into an informal memorandum of understanding with the bank regulatory authorities with respect to certain issues, including capital, allowance for loan losses, finance charge and fee reserve policies, procedures, systems and controls. A memorandum of understanding is characterized by regulatory authorities as an informal action that is not published or publicly available.

Effective January 29, 2004, the Federal Reserve Bank of Richmond, the OTS, and the Bureau of Financial Institutions of the Commonwealth of Virginia terminated the informal memorandum of understanding. Like other regulated financial institutions, the Company continues to be subject to regular and ongoing general and targeted regulatory exams.

Dividends and Transfers of Funds

Dividends to the Corporation from its direct and indirect subsidiaries represent a major source of funds for the Corporation to pay dividends on its stock, make payments on its debt securities and meet its other obligations. There are various federal and Virginia law limitations on the extent to which the Bank and the Savings Bank can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, Federal Reserve, OTS and Virginia law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act, Regulation W under governing transactions between an insured depository institution and its affiliates and general federal and Virginia regulatory oversight to prevent unsafe or unsound practices. In general, federal banking laws prohibit an insured depository institution, such as the Bank and the Savings Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. In addition, the Savings Bank is required to give the OTS at least 30 days’ advance notice of any proposed dividend. Under OTS regulations, other limitations apply to the Savings Bank’s ability to pay dividends, the magnitude of which depends upon the extent to which the Savings Bank meets its regulatory capital requirements. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by the Bank if the Bureau of Financial Institutions determines that such a limitation would be in the public interest and necessary for the Bank’s safety and soundness.

Capital Adequacy

The Bank and the Savings Bank are currently subject to capital adequacy guidelines adopted by the Federal Reserve and the OTS, respectively. For a further discussion of the capital adequacy guidelines, see page 55 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy” and page 86 in Item 8 “Financial Statements and Supplementary Data—Note O—Regulatory Matters”. The Bank and the Savings Bank were well capitalized under these guidelines as of December 31, 2003.

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

It is not clear as of this date whether and in what manner the proposed new accord will be adopted by U.S. bank regulators with respect to banking organizations that they supervise and regulate. Adoption of the proposed new accord could require U.S. banking organizations, including the Company, to increase their regulatory capital.

FDICIA

Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” (“PCA”) in respect of insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2003, each of the Bank and the Savings Bank met the requirements for a “well-capitalized” institution. The “well-capitalized” classification is determined solely for the purposes of applying FDICIA’s PCA provisions, as discussed below, and should not be viewed as describing the condition or future prospects of a depository institution, including the Bank and the Savings Bank. Were the Bank and Savings Bank to lose their status as “well-capitalized” they could be required to increase capital or lose access to deposits.

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

Investment Limitation and Qualified Thrift Lender Test

Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank’s assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain “qualified thrift investments” (residential mortgages and related investments, including certain mortgage backed and mortgage related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every twelve months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities, including the activity restrictions that apply generally to bank holding companies and their affiliates and potential loss of grandfathered rights under the GLB Act. As of December 31, 2003, 83.24% of the Savings Bank’s portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

Subprime Lending Guidelines

On January 31, 2001, the federal banking agencies, including the Federal Reserve and the OTS, issued “Expanded Guidance for Subprime Lending Programs” (the “Guidelines”). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in “subprime” lending. The Guidelines adopt a broad definition of “subprime” loans which likely covers more than one-third of all consumers in the United States. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, a portion of our loan assets would likely be viewed by the examiners as “subprime.” Thus, under the Guidelines, bank examiners could require the Bank or the Savings Bank to hold additional capital (up to one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, as of December 31, 2003 the Bank and the Savings Bank each met the requirements for a “well-capitalized” institution. Federal examiners, however, have wide discretion as to how to apply the Guidelines and there can be no assurances that the Bank or the Savings Bank may not be required to hold additional regulatory capital against such assets.

For purposes of the Subprime Guidelines, we treat as “subprime” all loans in the Bank’s and the Savings Bank’s programs that are targeted at customers either with a Fair, Isaac and Company (“FICO”) score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets.

FFIEC Account Management Guidance

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

Privacy and Fair Credit Reporting

The GLB Act requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. The Corporation and the Bank each have a written privacy notice posted on the Corporation’s web site which is delivered to each of its customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. In accordance with that privacy notice, the Corporation and the Bank protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others. The Corporation and the Bank require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLB Act. The Corporation and the Bank have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act.

If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Corporation and/or the Bank may need to amend their privacy policies and adapt their internal procedures. During the fourth quarter, the federal banking regulators indicated they will adopt the “Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice”, which will instruct financial institutions on how to notify their customers who are affected by a security breach at the financial institution that damages the integrity of customer information held by the financial institutions. This Guidance may encourage litigation when a security breach occurs, even if the financial institution is in compliance with security standards and follows the Guidance strictly. In addition to adopting federal requirements regarding privacy, the GLB Act also permits individual states to enact stricter laws relating to the use of customer information. California, Vermont and North Dakota have done so by statute, regulation or referendum, and other states may consider proposals which impose additional requirements or restrictions on the Corporation and/or the Bank. Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”) on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which was enacted by Congress and signed into law this quarter, extends the federal preemption of the FCRA permanently, although the law authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act. If financial institutions and credit bureaus fail to alleviate the costs and consumer frustration associated with the growing crime of identity theft, financial institutions could face increased legislative/regulatory and litigation risks.

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

The Department of Treasury in consultation with the Federal Reserve and other federal financial institution regulators has promulgated rules and regulations implementing the Patriot Act which: prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; require financial institutions to maintain certain records for correspondent accounts of foreign banks; require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; require due diligence with respect to private banking and correspondent banking accounts; facilitate information sharing between government and financial institutions, and require financial institutions to have in place an anti-money laundering program.

In addition, an implementing regulation under the Patriot Act regarding verification of customer identification by financial institutions became effective on May 30, 2003. The Corporation has implemented and will continue to implement the provisions of the Patriot Act as such provisions become effective. The Corporation currently maintains and will continue to maintain policies and procedures to comply with the Patriot Act requirements.

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

Legislation

Legislation has now been enacted requiring additional disclosures for credit cards and other types of consumer lending. Such legislation places additional restrictions on the practices of credit card issuers and consumer lenders generally. In addition to the FCRA and FACT Act provisions discussed above, proposals have been made to change existing federal bankruptcy laws, to expand the privacy protections afforded to customers of financial institutions, and to reform the federal deposit insurance system. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank, COAF or the Corporation would be. Congress or individual states may in the future consider other legislation that would materially and/or adversely affect the banking or consumer lending industries.

Sarbanes-Oxley Act Compliance

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies that are required to file periodic reports with the Securities and Exchange Commission (“SEC”) and contains a number of significant changes relating to the responsibilities of directors and officers and reporting and governance obligations of SEC reporting companies. Certain provisions of the Sarbanes-Oxley Act were effective immediately without action by the SEC; however many provisions required the SEC to issue implementing rules and became, or will become, effective after their adoption. Following the passage of the Sarbanes-Oxley Act, the Company has taken steps which it believes place it in substantial compliance with the effective provisions of the Sarbanes-Oxley Act. The Company continues to monitor SEC rulemaking to determine if additional changes are needed to comply with provisions that will become effective in the future. Furthermore, the Company’s management has supervised the design of, or has designed, disclosure controls and procedures to ensure that material information regarding the Company is made known to them, particularly during the period in which this Annual Report on Form 10-K is being prepared and has evaluated the effectiveness of those controls as more fully set forth in “Controls and Procedures” below. During the course of its compliance efforts, the Company has identified changes to date, which have been made during the fourth quarter 2003 to its internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, as a result of this legislation and the currently effective rules issued by the SEC thereunder. The Company’s management also has disclosed to the Company’s auditors and the Audit and Risk Committee of the Board of Directors any significant deficiencies or material weaknesses in the design or operation of its internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, as well as any fraud, whether or not material, by those that have a significant role in these processes.

International Regulation

The Bank also faces regulation in foreign jurisdictions where it currently, and may in the future, operate. Those regulations may be similar to or substantially different from the regulatory requirements the Bank faces in the United States. In the United Kingdom, the Bank operates through the U.K. Bank, which was established in 2000. The U.K. Bank is regulated by the Financial Services Authority (“FSA”) and licensed by the Office of Fair Trading (“OFT”). The U.K. Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the U.K. The U.K. Bank has also been granted a full license by the OFT to issue consumer credit under the U.K.’s Consumer Credit Act—1974. The FSA requires the U.K. Bank to maintain certain regulatory capital ratios at all times. The U.K. Bank obtains capital through earnings or through additional capital infusion from the Bank, subject to approval under Regulation K of the rules administered by the Federal Reserve. If the U.K. Bank is unable to generate sufficient capital in favorable terms, it may choose to restrict its growth to maintain its required capital levels. In addition, the U.K. Bank is limited by the U.K. Companies Act—1985 in its distribution of dividends to the Bank in that such dividends may only be paid out of the U.K. Bank’s “distributable profits.”

In Canada, the Bank operates a branch (the “Canadian Branch”) that is regulated by the Office of the Superintendent of Financial Institutions (“OSFI”). The Canadian Branch is a Schedule III Bank under the Canadian Bank Act, and it is subject to various banking and lending laws passed by the Canadian Parliament and various Canadian provinces. OSFI conducts periodic regulatory examinations of the Canadian Branch. The Canadian Branch may engage in the consumer lending activities conducted by the Bank, including credit card lending. The Canadian Branch is also authorized to accept deposits from Canadian customers, but does not currently do so.

As in the U.S., in non-U.S. jurisdictions where we operate, we face a risk that the laws and regulations that are applicable to us (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact our business. In December 2003, the Secretary of State for Trade and Industry in the United Kingdom published a report entitled “Fair, Clear and Competitive: The Consumer Credit Market in the 21st Century” which sets forth a number of government goals for reform to the consumer credit industry (which includes credit cards, loans and overdrafts.) This report sets out a recommended schedule for legislative and regulatory reform throughout 2004. At this time, we cannot predict the extent to which the recommendations would be implemented or, if implemented, how such changes would impact us. There can be no assurance that either the reforms, or the desired legislative reform schedule set forth in the report will be met. In addition, there is a current examination by the OFT of whether the levels of interchange paid by retailers in respect of MasterCard credit and charge cards in the U.K. are too high. The preliminary conclusion of this examination is that they are too high which could, if not changed or if agreement is reached on a lower level of interchange, adversely affect the yield on U.K. credit card portfolios, including ours, and could therefore adversely impact our earnings. The European Commission has also concluded an examination of the level of cross-border interchange with the European Union in respect of VISA credit and charge cards and its findings will lead to a phased reduction in the rate of interchange to be paid by retailers in the future. Other U.K. legal developments include communications with the United Kingdom office of fair trading as to its interpretation of consumer credit law which could lead to changes in the lending agreements from time to time.

RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information relating to our future earnings per share, growth in managed loans outstanding, product mix, segment growth, managed revenue margin, funding costs, operations costs, employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as “expect,” “anticipate,” “hope,” “intend,” “plan,” “believe,” “estimate” or similar expressions. We have based these forward-looking statements on our current plans, estimates and projections, and you should not unduly rely on them.

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

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business, and in particular to grow our upmarket business more quickly than our “subprime” business. Second, we desire to continue to build and grow our automobile finance business. Third, we hope to continue to diversify our business, both geographically and in product mix, by growing our lending business, including credit cards, internationally, principally in the United Kingdom and Canada, and by identifying, pursuing and expanding new business opportunities, such as installment lending. Our ability to grow is driven by the success of our fundamental business plan and our earnings may be adversely affected by our increased focus on upmarket growth (because of the potentially lower margins on such accounts), the level of our investments in new businesses or regions and our ability to successfully apply IBS to new businesses. This risk has many components, including:

•	Customer and Account Growth. As a business driven by customer finance, our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Competition. As explained in more detail below, we face intense competition from many other providers of credit cards and other consumer financial products and services. The competition affects not only our existing businesses, but also our ability to grow these businesses, to develop new opportunities, and to make new acquisitions. As we seek to continue to move upmarket in our portfolio and to diversify beyond U.S. consumer credit cards, pricing competition, in particular, may make such growth and diversification difficult or financially impractical to achieve. See “We Face Intense Competition in All of Our Markets” below.

•	International Risk. Part of our diversification strategy has been to expand internationally. Our expansion internationally faces additional challenges, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards and providers of other types of financial services (such as home equity lines and other products). We face similar competitive markets in our auto financing and installment loan activities as well as in our international markets. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. In addition, the GLB Act, which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry, including in the credit card business. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Other credit card companies may compete with us for customers by offering lower interest rates and fees and/or higher credit limits. Because customers generally choose credit card issuers based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. We may lose entire accounts, or may lose account balances, to competing card issuers. Our auto financing and installment products also face intense competition on the basis of price. Customer attrition from any or all of our products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. We expect that competition will continue to grow more intense with respect to most of our products, including the products we offer internationally.

In addition, some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, operational efficiencies and more versatile technology platforms. These competitors may also consolidate with other financial institutions in ways that enhance these advantages.

We Face Risk From Economic Downturns

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. Accordingly, an economic downturn (either local or national), can hurt our financial performance as accountholders default on their loans or, in the case of credit card accounts, carry lower balances. Furthermore, because our business model is to lend across the credit spectrum, we make loans to lower credit quality customers. These customers generally have higher rates of charge-offs and delinquencies than do higher credit quality customers. Additionally, as we increasingly market our cards internationally, an economic downturn or recession outside the United States also could hurt our financial performance.

Reputational Risk and Social Factors May Impact our Results

Our ability to originate and maintain accounts is highly dependent upon consumer perceptions of our financial health and business practices. To this end, we carefully monitor internal and external developments for areas of potential reputational risk and have established a Corporate Reputation Committee, a committee of senior management, to assist in evaluating such risks in our business practices and decisions. We have also aggressively pursued a campaign to enhance our brand image and awareness in recent years. Adverse developments in our brand campaign or in any of the areas described above, however, could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse impacts on our reputation may also create difficulties with our regulators.

A variety of social factors may cause changes in credit card and other consumer finance use, payment patterns and the rate of defaults by accountholders and borrowers. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards and other consumer debt, and changing attitudes about incurring debt and the stigma of personal bankruptcy and consumer concerns about the practices of certain lenders perceived as participating primarily in the “subprime” market. Our goal is to manage these risks through our underwriting criteria and product design, but these tools may not be sufficient to protect our growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.

We May Face Limited Availability of Financing, Variation in Our Funding Costs and Uncertainty in Our Securitization Financing

In general, the amount, type and cost of our funding, including financing from other financial institutions, the capital markets and deposits, directly impacts our expense in operating our business and growing our assets and therefore, can positively or negatively affect our financial results. A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, changes in the activities of our business partners, disruptions in the capital markets, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies actions, general economic conditions and accounting and regulatory changes and relations. Our funding risks have been heightened, in particular, due to market perceptions of our lower unsecured debt rating compared to other credit card issuers and the proportion of certain accounts in our loan portfolio viewed by some as “subprime.” In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies, and may become increasingly difficult due to economic and other factors.

The securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances, is one of our major sources of funding. The consumer asset-backed securitization market in the United States currently exceeds $1.4 trillion, with approximately $514.0 billion issued in 2003. We are a leading issuer in these markets, which have remained stable through adverse conditions. As of December 31, 2003, we had $44.2 billion of securitization funding outstanding, comprising 57% of our total managed liabilities. Despite the size and relative stability of these markets and our position as a leading issuer, if these markets experience difficulties we may be unable to securitize our loan receivables or to do so at favorable pricing levels. Factors affecting our ability to securitize our loan receivables or to do so at favorable pricing levels include the overall credit quality of our securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. If we were unable to continue to securitize our loan receivables at current levels, we would use our investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet our other liquidity needs. The resulting change in our current liquidity sources could potentially subject us to certain risks. These risks would include an increase in our cost of funds, an increase in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on our consolidated balance sheet, and lower loan growth, if we were unable to find alternative and cost-effective funding sources. Also, if we could not continue to remove the loan receivables from the balance sheet we would possibly need to raise additional capital to support loan and asset growth and potentially provide additional credit enhancement.

In addition, the occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for additional funding. This early amortization could, among other things, have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. See page 52 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management” of this form.

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank as investment grade. Two of the three ratings agencies rate the unsecured senior debt of the Corporation investment grade, with Standard & Poor’s assigning a rating of BB+, or one level below investment grade.

	Capital One Financial Corporation	Capital One Bank

Moody’s	Baa3	Baa2
Standard & Poor’s	BB+	BBB-
Fitch	BBB	BBB

Because we depend on the capital markets for funding and capital, we could experience reduced availability and increased cost of funding if our debt ratings were lowered. This result could make it difficult for us to grow at or to a level we currently anticipate. The immediate impact of a ratings downgrade on other sources of funding, however, would be limited, as deposit funding and pricing is not generally determined by corporate debt ratings. The Savings Bank is authorized to engage in a full range of deposit-taking activities, but our ability to use deposits as a source of funding is generally regulated by federal laws and regulations. Likewise, our various credit facilities do not contain covenants that could be triggered by a ratings downgrade, although the pricing of any borrowings under these facilities is linked to these ratings.

We compete for funding with other banks, savings banks and similar companies. Some of these institutions are publicly traded. Many of these institutions are substantially larger, have more capital and other resources and have better debt ratings than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds. Events that disrupt capital markets and other factors beyond our control could also make our funding sources more expensive or unavailable.

We Face Exposure from Our Unused Customer Credit Lines

Because we offer our customers credit lines, the full amount of which is most often not used, we have exposure to these unfunded lines of credit. These credit lines could be used to a greater extent than our historical experience would predict. If actual use of these lines were to materially exceed predicted line usage, we would need to raise more funding than anticipated in our current funding plans. It could be difficult to raise such funds, either at all, or at favorable rates.

Our Accounts and Loan Balances Can Be Volatile

Changes in our aggregate accounts or consumer loan balances and the growth rate and composition thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing expenses and attrition of accounts and loan balances, can have a material adverse effect on our financial results. The number of accounts and aggregate total of loan balances of our consumer loan portfolio (including the rate at which it grows) will be affected by a number of factors, including the level of our marketing investment, how we allocate such marketing investment among different products, the rate at which customers transfer their accounts and loan balances to us or away from us to competing lenders. Such accounts and loan balances are also affected by our desire to avoid unsustainable growth rates, and general economic conditions, which may increase or decrease the amount of spending by our customers and affect their ability to repay their loans, and other factors beyond our control.

We Face Risk Related to the Strength of our Operational and Organizational Infrastructure

Our ability to grow is also dependent on our ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit management and operations personnel with the experience to run an increasingly complex business. Similar to other large corporations, operational risk can manifest itself at Capital One in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside the Company and exposure to external events. We are subject to business interruptions arising from events either partially or completely beyond our control such as disruption in the U.S. Postal Service that could adversely impact our response rates and consumer payments. Failure to build and maintain the necessary operational infrastructure can lead to risk of loss of service to customers, legal actions or noncompliance with applicable laws or regulatory standards. Although we have devoted and will continue to devote resources to building and maintaining our operational infrastructure, including our system of internal control, there can be no assurance that we will not suffer losses from operational risks in the future.

We May Experience Increased Delinquencies and Credit Losses

Like other credit card lenders and providers of consumer financing, we face the risk that our customers will not repay their loans. A customer’s failure to repay is generally preceded by missed payments. In some instances, a customer may declare bankruptcy prior to missing payments, although this is not generally the case. Customers who declare bankruptcy frequently do not repay credit card or other consumer loans. Where we have collateral, we attempt to seize it when customers default on their loans. The value of the collateral may not equal the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy are often precursors of future charge-offs. High charge-off rates may hurt our overall financial performance if we are unable to raise revenue to compensate for these losses, may adversely impact the performance of our securitizations, and may increase our cost of funds.

Our ability to assess the credit worthiness of our customers may diminish. We market our products to a wide range of customers including those with less experience with credit products and those with a history of missed payments. We select our customers, manage their accounts and establish prices and credit limits using proprietary models and other techniques designed to accurately predict future charge-offs. Our goal is to set prices and credit limits such that we are appropriately compensated for the credit risk we accept for both high and low risk customers. We face a risk that the models and approaches we use to select, manage, and underwrite our customers may become less predictive of future charge-offs due to changes in the competitive environment or in the economy. Intense competition, a weak economy, or even falling interest rates can adversely affect our actual charge-offs and our ability to accurately predict future charge-offs. These factors may cause both a decline in the ability and willingness of our customers to repay their loans and an increase in the frequency with which our lower risk customers defect to more attractive, competitor products. In our auto finance business, declining used-car prices reduce the value of our collateral and can adversely affect charge-offs. We attempt to mitigate these risks by adopting a conservative approach to our predictions of future charge-offs. Nonetheless, there can be no assurance that we will be able to accurately predict charge-offs, and our failure to do so may adversely affect our profitability and ability to grow.

The trends that have caused the reduction of charge-offs over the course of 2003 may not continue. In 2003, we increased the proportion of lower-risk borrowers in our portfolio and increased the proportion of lower risk asset classes, like auto loans, relative to credit cards. In addition, in 2003, our managed loan portfolio grew 19%. Especially in the credit card business, higher growth rates cause lower charge-offs. This is primarily driven by lower charge-offs in the first six to eight months of the life of a pool of new accounts. Finally, the U.S. economy improved over the course of the year. There can be no assurance that these trends will continue in the future.

We hold an allowance for expected losses inherent in our existing reported loan portfolio as provided for by the applicable accounting rules. There can be no assurance, however, that such allowances will be sufficient to account for actual losses. We record charge-offs according to accounting practices consistent with accounting and regulatory guidelines and rules. These rules could change and cause our charge-offs to increase for reasons unrelated to the underlying performance of our portfolio. Unless offset by other changes, this could reduce our profits. See “Credit Risk Management” above.

We Face Market Risk of Interest Rate and Exchange Rate Fluctuations

Like other financial institutions, we borrow money from institutions and depositors, which we then lend to customers. We earn interest on the consumer loans we make, and pay interest on the deposits and borrowings we use to fund those loans. Changes in these two interest rates affect the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be hurt if the rates on our consumer loans fall more quickly than those on our borrowings.

However, our goal is generally to maintain an interest rate neutral or “matched” position, where interest rates and exchange rates on loans and borrowings or foreign currencies go up or down by the same amount and at the same time so that interest rate and exchange rate changes for loans or borrowings or foreign currencies will not affect our earnings. The financial instruments and techniques we use to manage the risk of interest rate and exchange rate fluctuations, such as asset/liability matching and interest rate and exchange rate swaps and hedges and some forward exchange contracts, may not always work successfully or may not be available at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, our earnings could be subject to volatility and decreases as interest rates and exchange rates change.

We also manage these risks partly by changing the interest rates we charge on our credit card accounts. The success of repricing accounts to match an increase or decrease in our borrowing rates depends on the overall product mix of such accounts, the actual amount of accounts repriced, the rate at which we are originating new accounts and our ability to retain accounts (and the related loan balances) after repricing. For example, if we increase the interest rate we charge on our credit card accounts and the accountholders close their accounts as a result, we may not be able to match our increased borrowing costs as quickly, if at all.

Changes in interest rates also affect the balances our customers carry on their credit cards and affect the rate of pre-payment for installment loan products. When interest rates fall, there may be more low-rate product alternatives available to our customers. Consequently, their credit card balances may fall and pre-payment rates may rise. We can mitigate this risk by reducing the interest rates we charge or by refinancing installment loan products. However, these changes can reduce the overall yield on our portfolio if we do not adequately provide for them in our interest rate hedging strategies. When interest rates rise, there are fewer low-rate alternatives available to customers. Consequently, credit card balances may rise (or fall more slowly) and pre-payment rates on installment lending products may fall. In this circumstance, we may have to raise additional funds at higher interest rates. In our credit card business, we can mitigate this risk by increasing the interest rates we charge, although such changes may increase opportunities for our competitors to offer attractive products to our customers and consequently increase customer attrition from our portfolio. See page 54 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” of this form.

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

Due to our significant reliance on certain contractual relationships, including our funding providers, as well as our unique corporate structure and heavily regulated industry, we face a risk of loss due to legal contracts, aspects of or changes in our legal structure, and changes in laws and regulations. We also are subject to an array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, efforts to comply with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” above.

Federal and state laws and rules, as well as accounting rules and rules to which we are subject in foreign jurisdictions in which we conduct business, significantly limit the types of activities in which we may engage. For example, federal and state consumer protection laws and rules, and laws and rules of foreign jurisdictions where we conduct business, limit the manner in which we may offer and extend credit. From time to time, the U.S. Congress, the states and foreign governments consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry. Such new laws or rules could limit the amount of interest or fees we can charge, restrict our ability to collect on account balances, or materially affect us or the banking or credit card industries in some other manner. Additional federal, state and foreign consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict our ability to share or receive customer information.

The laws governing bankruptcy and debtor relief, in the U.S. or in foreign jurisdictions in which we conduct business, also could change, making it more expensive or more difficult for us to collect from our customers. Congress has recently considered, and the House of Representatives has passed, legislation that would change the existing federal bankruptcy laws. One intended purpose of this legislation is to increase the collectibility of unsecured debt; however, it is not clear whether or in what form Congress may adopt this legislation and we cannot predict how the final version of this legislation may affect us, if passed into law.

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. In 2001, regulators restricted the ability of two of our competitors to provide further credit to higher risk customers due principally to supervisory concerns over rising charge-off rates and capital adequacy. We cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the banking regulators will be applied to the Bank or the Savings Bank or the resulting effect on the Corporation, the Bank or the Savings Bank. In addition, certain state and federal regulators are considering or have approved rules affecting certain practices of “subprime” mortgage lenders. There can also be no assurance that these regulators will not also consider or approve additional rules with respect to “subprime” credit card lending or, if so, how such rules would be applied to or affect the Corporation, the Bank or the Savings Bank.

Furthermore, various federal and state agencies and standard-setting bodies may from time to time consider changes to accounting rules or standards that could impact our business practices or funding transactions.

In addition, existing laws and rules in the U.S., at the state level, and in the foreign jurisdictions in which we conduct operations, are complex. If we fail to comply with them, we may not be able to collect our loans in full, or we might be required to pay damages or penalties to our customers. For these reasons, new or changes in existing laws or rules could hurt our profits.

Fluctuations in Our Expenses and Other Costs May Hurt Our Financial Results

Our expenses and other costs, such as human resources and marketing expenses, directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they grow. For example, further increases in postal rates or termination of our negotiated service arrangement with the United States Postal Service could raise our costs for postal service, which is a significant component of our expenses for marketing and for servicing our 47.0 million accounts as of December 31, 2003. As our business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changes laws or regulations. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.

Statistical Information

The statistical information required by Item 1 can be found in Item 6 “Selected Financial Data”, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, “Financial Statements and Supplementary Data”, as follows:

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	pages 37-38
II.	Investment Portfolio	page 73
III.	Loan Portfolio	pages 37-38; 41-42; 45-46; 59-60; 68
IV.	Summary of Loan Loss Experience	pages 45-46; 74
V.	Deposits	pages 50-51; 75-78
VI.	Return on Equity and Assets	page 29
VII.	Other Borrowings	pages 49-51; 75-78

Item 2.	Properties.

We lease our new, 570,000 square foot, headquarters building at 1680 Capital One Drive, McLean, Virginia. The building houses our primary executive offices and Northern Virginia staff, and is leased through December 2010, with the right to purchase at a fixed cost at the end of the lease term.

Additionally, we own approximately 316 acres of land in Goochland County, Virginia for the construction of an office campus to consolidate certain operations in the Richmond area. In 2002 two office buildings and a support facility consisting of approximately 365,000 square feet, and in 2003 five buildings consisting of approximately 750,000 square feet were completed and occupied respectively.

Other owned facilities include 460,000 square feet in office buildings and a 120,000 square foot facility in Tampa, Florida; 240,000 square feet in office and production buildings in Seattle, Washington; 460,000 square feet in office, data and production buildings in Richmond, Virginia; a 484,000 square foot facility in Nottingham, Great Britain; and 470,000 square feet in administrative offices and credit card facilities in Richmond, Virginia, from which we conduct credit, collections, customer service and other operations.

We currently lease 2.5 million square feet of office space from which credit, collections, customer service and other operations are conducted, in Virginia, Texas, Idaho, California, Massachusetts, the United Kingdom, Canada, and insignificant space for business development in other locations. We are currently migrating out of approximately 1 million square feet of leased office space and into our new campuses in McLean, Virginia and Goochland County, Virginia.

Generally, we use our properties to support all three of our business segments, although our properties located outside of the U.S. are used principally to support our Global Financial Services segment, and our properties in Texas and California are used principally to support our Auto Finance segment.

Item 3.	Legal Proceedings.

The information required by Item 3 is included in Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note P” on pages 89-90.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending December 31, 2003, no matters were submitted for a vote of our stockholders.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

The information required by Item 5 is included under the following:

Item 1	“Business—Overview”	Page 3
Item 1	“Business—Supervision and Regulation—Dividends and Transfers of Funds”	Page 13
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management”	Page 54-55
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy”	Page 55-56
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividend Policy”	Page 56
Item 8	“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note O”	Page 86
Item 8	“Financial Statements and Supplementary Data—Selected Quarterly Financial Data”	Page 103

Item 6.	Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2003(1)	2002(1)	2001	2000	1999	Five Year Compound Growth Rate

Income Statement Data:
Interest income	$4,367,654	$4,180,766	$2,921,149	$2,453,899	$1,623,001	31.14%
Interest expense	1,582,565	1,461,654	1,171,007	801,017	540,882	30.12%

Net interest income	2,785,089	2,719,112	1,750,142	1,652,882	1,082,119	31.74%
Provision for loan losses	1,517,497	2,149,328	1,120,457	812,861	426,470	39.35%

Net interest income after provision for loan losses	1,267,592	569,784	629,685	840,021	655,649	25.13%
Non-interest income	5,415,924	5,466,836	4,463,762	3,065,110	2,386,364	29.36%
Non-interest expense	4,856,723	4,585,581	4,058,027	3,147,657	2,464,996	27.09%

Income before income taxes and cumulative effect of accounting change	1,826,793	1,451,039	1,035,420	757,474	577,017	32.70%
Income taxes	675,914	551,395	393,455	287,840	213,926	32.00%

Income before cumulative effect of accounting change	1,150,879	899,644	641,965	469,634	363,091	33.13%
Cumulative effect of accounting change, net of taxes of $8,832	15,037	—	—	—	—

Net income	$1,135,842	$899,644	$641,965	$469,634	$363,091	32.78%
Dividend payout ratio	2.14%	2.61%	3.48%	4.43%	5.69%
Per Common Share:
Basic earnings per share	$5.05	$4.09	$3.06	$2.39	$1.84	29.25%
Diluted earnings per share	4.85	3.93	2.91	2.24	1.72	29.73%
Dividends	0.11	0.11	0.11	0.11	0.11
Book value as of year-end	25.75	20.44	15.33	9.94	7.69
Average common shares	224,832,203	219,983,691	209,866,782	196,477,624	197,593,371
Average common and common equivalent shares	234,103,197	228,743,610	220,576,093	209,448,697	210,682,740

Selected Average Balances:
Securities	$5,335,492	$3,873,186	$3,038,360	$1,764,257	$2,027,051	23.23%
Allowance for loan losses	(1,627,020)	(1,178,243)	(637,789)	(402,208)	(269,375)	49.99%
Total assets	41,195,413	34,201,724	23,346,309	15,209,585	11,085,013	37.67%
Interest-bearing deposits	19,767,963	15,606,942	10,373,511	5,339,474	2,760,536	69.09%
Borrowings	12,978,024	11,381,062	8,056,665	6,870,038	6,078,480	19.79%
Stockholders’ equity	5,323,470	4,148,150	2,781,182	1,700,973	1,407,899	37.38%

Selected Year-End Balances:
Securities	$7,464,698	$5,064,946	$3,467,449	$1,859,029	$1,968,853
Consumer loans	32,850,269	27,343,930	20,921,014	15,112,712	9,913,549
Allowance for loan losses	(1,595,000)	(1,720,000)	(840,000)	(527,000)	(342,000)
Total assets	46,283,706	37,382,380	28,184,047	18,889,341	13,336,443
Interest-bearing deposits	22,416,332	17,325,965	12,838,968	8,379,025	3,783,809
Borrowings	14,812,633	11,930,690	9,330,757	6,976,535	6,961,014
Stockholders’ equity	6,051,811	4,623,171	3,323,478	1,962,514	1,515,607

Consumer Loan Data:
Average reported loans	$28,677,616	$25,036,019	$17,284,306	$11,487,776	$7,667,355	39.91%
Securitization adjustments	34,234,337	27,763,547	18,328,011	11,147,086	10,379,558	28.27%

Average total managed loans	62,911,953	52,799,566	35,612,317	22,634,862	18,046,913	32.84%

Year-End Reported Data
Reported consumer loan income	$3,932,295	$3,792,461	$2,729,519	$2,350,771	$1,511,888	31.04%
Reported yield	13.71%	15.15%	15.79%	20.46%	19.72%
Reported revenue margin	21.95	26.28	30.01	35.60	35.78
Reported net interest margin	7.45	8.73	8.45	12.47	11.16
Reported delinquency rate	4.79	6.12	4.84	7.26	5.92
Reported net charge-off rate	5.74	5.03	4.76	5.46	4.16

Year-End Managed Data
Managed consumer loan income	$8,735,189	$7,729,462	$5,654,363	$4,131,420	$3,231,979	27.28%
Managed yield	13.88%	14.64%	15.88%	18.25%	17.91%
Managed revenue margin	14.65	16.93	18.23	20.99	19.59
Managed net interest margin	8.64	9.23	9.40	11.11	11.12
Managed delinquency rate	4.46	5.60	4.95	5.23	5.23
Managed net charge-off rate	5.86	5.24	4.65	4.56	4.34
Year-end total managed loans	71,244,796	59,746,537	45,263,963	29,524,026	20,236,588	32.58%
Year-end total accounts (000s)	47,038	47,369	43,815	33,774	23,705	23.00%

Operating Ratios (Reported):
Return on average assets	2.76%	2.63%	2.75%	3.09%	3.28%
Return on average equity	21.34	21.69	23.08	27.61	25.79
Equity to assets (average)	12.92	12.13	11.91	11.18	12.70
Allowance for loan losses to reported loans as of year-end	4.86	6.29	4.02	3.49	3.45

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation for the Financial Accounting Standards Board Staff Position, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“FSP on AIR”) that was issued April 2003. The Company reclassified $577.0 million and $509.7 million in subordinated finance charge and fee receivables on the investors’ interest in securitized loans for December 2003 and 2002, respectively, from “Consumer loans” to “Accounts receivable from securitizations” on the Consolidated Balance Sheet. The Company also reclassified $74.8 million and $76.2 million for the years ended December 31, 2003 and 2002, respectively, in interest income derived from such balances from “Consumer loan interest income” to “Other Interest Income” on the Consolidated Statements of Income. The reported delinquency rate would have been 5.13% and 6.51% before the reclassification at December 31, 2003 and 2002, respectively. The reported net charge-off rate would have been 5.64% and 4.93% before the reclassification for the years ended December 31, 2003 and 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Capital One Financial Corporation (the “Corporation”) is a holding company whose subsidiaries market a variety of financial products and services to consumers using its Information-Based Strategy (“IBS”). The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers automobile and other motor vehicle financing products. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company.” As of December 31, 2003, the Company had 47.0 million accounts and $71.2 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world.

The Company’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage patterns, credit quality, levels of marketing expense and operating efficiency. The Company’s revenues consist primarily of interest income on consumer loans (including past-due fees) and securities and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, cross-sell, interchange, overlimit and other fee income, collectively “fees”) and gains on the securitizations of loans. Loan securitization transactions qualifying as sales under accounting principles generally accepted in the United States (“GAAP”) remove the loan receivables from the consolidated balance sheet. However, the Company continues to own and service the related accounts. The Company generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans. Interest income, fees, and recoveries in excess of the interest paid to investors and charge-offs generated from off-balance sheet loans are recognized as servicing and securitizations income.

The Company’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses (including salaries and associate benefits), marketing expenses and income taxes. Marketing expenses (e.g., advertising, printing, credit bureau costs and postage) to implement the Company’s new product strategies are incurred and expensed prior to the acquisition of new accounts while the resulting revenues are recognized over the life of the acquired accounts. Revenues recognized are a function of the response rate of the initial marketing program, usage and attrition patterns, credit quality of accounts, product pricing and effectiveness of account management programs.

Significant Accounting Policies

The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Several of these policies are considered to be important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgements, some of which may relate to matters that are inherently uncertain. These policies include determination of the level of allowance for loan losses, accounting for securitization transactions, and finance charge and fee revenue recognition.

Additional information about accounting policies can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note A” on page 65.

Allowance for Loan Losses

The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. In evaluating the sufficiency of the allowance for loan losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable.

Accounting for Securitization Transactions

Loan securitization involves the sale, generally to a trust or other special purpose entity, of a pool of loan receivables and is accomplished through the public or private issuance of asset-backed securities by the special purpose entity. The Company removes loan receivables from the consolidated balance sheet for those asset securitizations that qualify as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125 (“SFAS 140”). For those asset securitizations that qualify as sales in accordance with SFAS 140, the trusts to which the loans were sold are not subsidiaries of the Company, and are not included in the Company’s consolidated financial statements. Gains on securitization transactions represent the present value of estimated excess cash flows the Company will receive over the estimated life of the receivables. This excess cash flow essentially represents an interest-only strip, consisting of the following estimates: the excess of finance charges and past-due fees over the sum of the return paid to investors, contractual servicing fees and credit losses. Gains on securitization transactions, fair value adjustments of retained interests and excess spread on the Company’s securitizations are included in servicing and securitizations income in the consolidated statement of income and amounts due from the trusts are included in accounts receivable from securitizations on the consolidated balance sheet.

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

Finance Charge and Fee Revenue Recognition

The Company recognizes earned finance charges and fee income on loans according to the contractual provisions of the credit arrangements. When, based on historic performance of the portfolio, payment in full of finance charge and fee income is not expected, the estimated uncollectible portion is not accrued as income. Total finance charge and fee amounts billed but not accrued as income were $2.0 billion and $2.2 billion for the years ended December 31, 2003 and 2002, respectively. To the extent assumptions used by management do not prevail, payment experience could differ significantly resulting in either higher or lower future finance charge and fee income, as applicable.

Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

As discussed in “Significant Accounting Policies—Accounting for Securitization Transactions,” the Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. Securities ($37.8 billion outstanding as of December 31, 2003) representing undivided interests in the pool of consumer loan receivables that are sold in underwritten offerings or in private placement transactions. The Company receives the proceeds of the securitization as payment for the receivables transferred.

The credit quality of the receivables is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, cash reserve accounts and accrued interest and fees on the investor’s share of the pool of receivables. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets. The investors and the trusts have no recourse to the Company’s assets, other than the retained residual interests, if the off-balance sheet loans are not paid when due. See page 90 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note R” for quantitative information regarding retained interests.

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted to the Company. For amortizing securitizations, amounts in excess of the amount that is used to pay interest, fees and principal are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal. See page 90 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note R” for quantitative information regarding revenues, expenses and cash flows that arise from securitization transactions.

The securitization of consumer loans has been a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2004 to 2013 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. Significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to utilize secured borrowings or unsecured debt, increase its deposit base or slow asset growth based on its strategy.

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet. At December 31, 2003, early amortization of its off-balance sheet securitizations was not expected. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity.

The amounts of investor principal from off-balance sheet consumer loans as of December 31, 2003 that are expected to amortize into the Company’s consumer loans, or be otherwise paid over the periods indicated, are summarized in Table 13. 53% of the Company’s total managed loans were included in off-balance sheet securitizations for the years ended December 31, 2003 and 2002.

Guarantees

Residual Value Guarantees

In December 2000, the Company entered into a 10-year agreement for the lease of the headquarters building being constructed in McLean, Virginia. The agreement called for monthly rent to commence upon completion, which occurred in the first quarter of 2003, and is based on LIBOR rates applied to the cost of the building funded. If, at the end of the lease term, the Company does not purchase the property, the Company guarantees a maximum residual value of up to $114.8 million representing approximately 72% of the $159.5 million cost of the building. This agreement, made with a multi-purpose entity that is a wholly-owned subsidiary of one of the Company’s lenders, provides that in the event of a sale of the property, the Company’s obligation would be equal to the sum of all amounts owed by the Company under a note issuance made in connection with the lease inception. As of December 31, 2003, the value of the building was estimated to be above the maximum residual value that the Company guarantees; thus, no deficiency existed and no liability was recorded relative to this property.

Other Guarantees

In connection with an installment loan securitization transaction, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into an interest rate hedge agreement (the “swap”) with a counterparty to reduce interest rate risk associated with the transaction. In connection with the swap, the Corporation entered into a letter agreement guaranteeing the performance of the transferee under the swap. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Corporation shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Corporation the amount of such payment. At December 31, 2003, the maximum exposure to the Corporation under the letter agreement was approximately $10.4 million.

Reconciliation to GAAP Financial Measures

The Company’s consolidated financial statements prepared in accordance with GAAP are referred to as its “reported” financial statements. Loans included in securitization transactions which qualified as sales under GAAP have been removed from the Company’s “reported” balance sheet. However, interest income, interchange, fees and recoveries generated from the securitized loan portfolio, net of charge-offs, in excess of the interest paid to investors of asset-backed securitizations are recognized as servicing and securitizations income on the “reported” income statement.

The Company’s “managed” consolidated financial statements reflect adjustments made related to effects of securitization transactions qualifying as sales under GAAP. The Company generates earnings from its “managed” loan portfolio which includes both the on-balance sheet loans and off-balance sheet loans. The Company’s “managed” income statement takes the components of the servicing and securitizations income generated from the securitized portfolio and distributes the revenue and expense to appropriate income statement line items from which it originated. For this reason, the Company believes the “managed” consolidated financial statements and related managed metrics to be useful to stakeholders.

As of and for the Year Ended December 31, 2003

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)

Income Statement Measures
Net interest income	$2,785,089	$3,252,825	$6,037,914
Non-interest income	5,415,924	(1,215,298)	4,200,626

Total revenue	8,201,013	2,037,527	10,238,540
Provision for loan losses	1,517,497	2,037,527	3,555,024

Balance Sheet Measures
Consumer loans	$32,850,269	$38,394,527	$71,244,796
Total assets	46,283,706	37,715,556	83,999,262
Average consumer loans	28,677,616	34,234,337	62,911,953
Average earning assets	37,362,297	32,510,862	69,873,159
Average total assets	41,195,413	33,627,096	74,822,509
Delinquencies	1,573,459	1,604,470	3,177,929

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accrued Interest Receivable,” issued in April 2003.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

Adoption of Accounting Pronouncements and Accounting Changes

In December 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”) Accounting for Stock Based Compensation, prospectively to all awards granted, modified or settled after January 1, 2003. The adoption of SFAS 123 resulted in the recognition of compensation expense of $5.0 million for the year ended December 31, 2003. Compensation expense resulted from the discounts provided under the Associate Stock Purchase Plan and the amortization of the estimated fair value of stock options granted during 2003.

In July 2003, the Company adopted the provisions of FASB interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Company has consolidated all material variable interest entities (“VIEs”) for which the Company is the primary beneficiary, as defined by FIN 46. The consolidation of the VIEs resulted in a $15.0 million ($23.9 pre-tax) charge for the cumulative effect of a change in accounting principle.

In 2002, the Company changed its financial presentation of recoveries which resulted in a one-time increase in the Company’s allowance for loan losses of $133.4 million, and a corresponding increase in the recognition of interest income of $38.4 million (pre-tax) and non-interest income of $44.4 million (pre-tax). Therefore, net income for the year ended December 31, 2002 was negatively impacted by $31.4 million after-tax.

Consolidated Earnings Summary

The following discussion provides a summary of 2003 results compared to 2002 results and 2002 results compared to 2001 results. Each component is discussed in further detail in subsequent sections of this analysis.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net income increased to $1.1 billion, or $4.85 per share, for the year ended December 31, 2003, compared to net income of $899.6 million, or $3.93 per share, in 2002. This represents 26% net income growth and 23% earnings per share growth in 2003. The growth in earnings for 2003 was primarily attributable to the growth in the Company’s managed loan portfolio, a reduction in the provision for loan losses and increases in the sales of auto loans, offset in part by the adoption of new accounting pronouncements (discussed above), a reduction in the managed net interest margin, net losses on the sale of securities and increases in marketing and operating expenses.

Managed loans consist of the Company’s reported loan portfolio combined with the off-balance sheet securitized loan portfolio. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio. Average managed loans increased $10.1 billion, or 19%, to $62.9 billion for 2003 from $52.8 billion for 2002.

Although the average managed loan balances increased, the managed net interest margin for the year ended December 31, 2003, decreased to 8.64% from 9.23% for the year ended December 31, 2002. This decrease was due to a reduction in managed earning asset yields. Managed loan yields decreased by 76 basis points to 13.88% for the year ended December 31, 2003, from 14.64% compared to the same period in the prior year. The decrease in managed loan yields resulted from the shift in the mix of the managed loan portfolio to higher credit quality, lower yielding loans, an increase in low introductory rate accounts compared to the prior year and reduced pricing on many of the Company’s new loans in response to lower funding costs and increased competitive pressure. In addition, the Company built its average liquidity portfolio by $2.5 billion to $7.0 billion in 2003, from $4.5 billion in 2002, placing additional downward pressure on managed earning asset yields.

For the year ended December 31, 2003, the provision for loan losses decreased to $1.5 billion from $2.1 billion for the year ended December 31, 2002. Excluding the impact of the one-time change in recoveries estimate of $133.4 million for the year ended December 31, 2002, the provision decreased $498.4 million, or 25%. The decrease in the provision for loan losses reflects improving delinquency rates and lower forecasted charge-offs for the reported loan portfolio at December 31, 2003. The decrease in delinquency and forecasted charge-off rates reflects a change in the mix of the reported loan portfolio towards a higher concentration of higher credit quality loans; as a result the allowance to reported loans decreased to 4.86% at December 31, 2003 from 6.29% at December 31, 2002.

For the year ended December 31, 2003, after-tax gains on sales of auto loans increased $24.4 million to $41.9 million from $17.5 million for the year ended December 31, 2002. The Company continued to enter into whole loan auto sale transactions during 2003 in accordance with its corporate funding plan.

During 2003, the Company realized after-tax losses on the sales of securities totaling $5.9 million, compared to $48.1 million of after-tax gains on sales of securities recognized in 2002. In addition, there were no gains on the repurchase of senior bank notes recognized during 2003, compared to after-tax gains of $16.7 million recognized in 2002. The Company routinely evaluates its liquidity portfolio positions and rebalances its investment portfolio when appropriate, which results in periodic gains and losses.

Marketing expense increased $47.8 million to $1.1 billion for the year ended December 31, 2003, compared to the same period in the prior year. The increase in marketing expense resulted from favorable opportunities to originate higher credit quality loans during 2003 combined with continued branding efforts. Operating expenses increased $223.3 million for the year ended December 31, 2003 to $3.7 billion from $3.5 billion for the same period in the prior year. The increases were primarily due to increased credit and recovery efforts, investment in IT infrastructure to support future growth and costs associated with the expansion of the Company’s enterprise risk management program and systems to further strengthen internal controls.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net income increased to $899.6 million, or $3.93 per share, for the year ended December 31, 2002, compared to net income of $642.0 million, or $2.91 per share, in 2001. This represents 40% net income growth and 35% earnings per share growth in 2002. The growth in earnings for 2002 was primarily attributable to the growth in the Company’s managed loan portfolio, combined with gains on sale of securities and the repurchase of senior notes, offset by a reduction in the managed net interest margin, significant increases in the provision for loan losses, write-downs of interest-only strips, certain one-time charges, and the impact of the change in recoveries classification.

The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the securitized loan portfolio. Average managed loans increased 48% to $52.8 billion for 2002 from $35.6 billion for 2001. Total managed loans increased 32% to $59.7 billion at December 31, 2002 from $45.3 billion at December 31, 2001.

During 2002, the Company realized after-tax gains on the sale of securities totaling $48.1 million, compared with similar after tax gains in 2001 of $8.4 million. In addition, during 2002 the Company realized after-tax gains on the repurchase of senior notes of $16.7 million.

The managed net interest margin for the year ended December 31, 2002, decreased to 9.23% from 9.40% for the year ended December 31, 2001. This decrease was primarily the result of a 124 basis point decrease in consumer loan yield to 14.64% for 2002, from 15.88% in 2001, largely offset by a decrease in the cost of funds. This decline in yield was due to a shift in the mix of the managed portfolio to lower yielding, higher credit quality loans, an increase in low introductory rate accounts as compared to the prior year and reduced pricing on many of the Company’s new loans in response to lower funding costs and increased competitive pressure.

During 2002, the provision for loan losses increased by $1.0 billion over 2001. The ratio of allowance for loan losses to reported loans increased to 6.29% at December 31, 2002, compared to 4.02% at December 31, 2001. The increase in the provision for loan losses and corresponding build in the allowance for loan losses reflects an increase in the reported loan portfolio of $6.4 billion or 31% over 2001, the change in the treatment of recoveries of charged-off accounts, the adoption of a revised application of regulatory guidelines related to “subprime” loans, as well as an increase in forecasted charge-off rates.

During 2002, the fair value of the Company’s interest-only strips decreased $33.1 million, including both the impact of gains from securitization transactions and changes to key fair value assumptions. Comparatively, the fair value of the Company’s interest-only strips increased $150.0 million in 2001, including both the impact of gains associated with securitization transactions and changes to key fair value assumptions. The 2002 decrease in the fair value of the interest-only strips primarily relates to the addition of introductory rate loans to the trusts, the reduced interest rate environment, and increasing charge-off rates. See page 90 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note R”.

During 2002, marketing expense was relatively consistent with 2001, which reflected the Company’s shift in strategy to reduce loan growth during the second half of the year. During 2002, operating expenses increased 18%, compared with managed loan growth of 32%, reflecting lower account growth and increased operating efficiencies, offset by $110.0 million of one-time charges.

Consolidated Statements of Income

Net Interest Income

Net interest income is interest and past-due fees earned and deemed collectible from the Company’s consumer loans, securities income, less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior notes and other borrowings.

Reported net interest income for the year ended December 31, 2003, was $2.8 billion compared to $2.7 billion for 2002. Excluding the one-time impact of the change in recoveries estimate of $38.4 million for the year ended December 31, 2002, net interest income for the year ended December 31, 2003 increased $27.6 million, or 1% compared to the same period in the prior year. The slight increase in net interest income is primarily a result of a 20% increase in the Company’s earning assets for the year ended December 31, 2003 compared to the same period in the prior year, offset by a decrease in earning asset yields. The reported net interest margin was 7.45% for the year ended December 31, 2003 compared to 8.73% for the same period in the prior year. Excluding the one-time impact of the change in recoveries estimate of 12 basis points, the net interest margin decreased 116 basis points for the year ended December 31, 2003. The decrease was primarily due to a decrease in the reported loan yield. The reported loan yield decreased 144 basis points to 13.71% for the year ended December 31, 2003, compared to 15.15% for the year ended December 31, 2002. The yield on reported loans decreased due to a shift in the mix of the reported loan portfolio towards a greater composition of lower yielding, higher credit quality loans and an increase in low introductory rate accounts compared to the prior year. In addition, the Company increased its average liquidity portfolio by $2.5 billion during 2003. The yield on liquidity portfolio assets is significantly lower than those on consumer loans and served to reduce the overall earning assets yields.

Reported net interest income for the year ended December 31, 2002, was $2.7 billion compared to $1.8 billion for 2001, representing an increase of $968.9 million, or 55%. Net interest income increased primarily as a result of growth in the Company’s earning assets. Average earning assets increased 50% for the year ended December 31, 2002, to $31.1 billion from $20.7 billion for the year ended December 31, 2001. The reported net interest margin increased to 8.73% in 2002, from 8.45% in 2001. The increase is primarily due to a 93 basis point decrease in the cost of funds, offset by a 64 basis point decrease in the yield on consumer loans to 15.15% for the year ended December 31, 2002, from 15.79% for the year ended December 31, 2001. The yield on consumer loans decreased primarily due to a shift in the mix of the reported portfolio toward a greater composition of lower yielding, higher credit quality loans as compared to the prior year. $38.4 million of the increase in net interest income, representing a 12 basis point increase in the net interest margin in 2002, relates to the one-time impact of the change in recoveries assumptions.

Table 1 provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for each of the years ended December 31, 2003, 2002 and 2001.

Table 1: Statements of Average Balances, Income and Expense, Yields and Rates

	Year Ended December 31

	2003			2002			2001

(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets:
Earning assets
Consumer loans(1)
Domestic	$25,923,208	$3,578,994	13.81%	$22,248,006	$3,436,392	15.45%	$14,648,298	$2,342,726	15.99%
International	2,754,408	353,301	12.83%	2,788,013	356,069	12.77%	2,636,008	386,793	14.67%

Total	28,677,616	3,932,295	13.71%	25,036,019	3,792,461	15.15%	17,284,306	2,729,519	15.79%

Securities available for sale	5,335,492	192,594	3.61%	3,873,186	184,407	4.76%	2,526,529	138,188	5.47%
Other
International	2,836,531	215,957	7.61%	1,951,996	187,230	9.59%	593,050	45,877	7.74%
Foreign	512,658	26,808	5.23%	286,398	16,668	5.82%	302,287	7,565	2.50%

Total	3,349,189	242,765	7.25%	2,238,394	203,898	9.11%	895,337	53,442	5.97%

Total earning assets	37,362,297	$4,367,654	11.69%	31,147,599	$4,180,766	13.42%	20,706,172	$2,921,149	14.11%
Cash and due from banks	387,167			507,355			171,392
Allowance for loan losses	(1,627,020)			(1,178,243)			(637,789)
Premises and equipment, net	833,343			802,544			735,282
Other	4,239,626			2,922,469			2,371,252

Total assets	$41,195,413			$34,201,724			$23,346,309

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$18,550,273	$817,515	4.41%	$14,650,582	$748,809	5.11%	$9,700,132	$594,183	6.13%
International	1,217,690	74,135	6.09%	956,360	63,080	6.60%	673,379	46,287	6.87%

Total	19,767,963	891,650	4.51%	15,606,942	811,889	5.20%	10,373,511	640,470	6.17%

Senior notes	5,915,300	448,646	7.58%	5,668,343	422,529	7.45%	5,064,356	357,495	7.06%
Other borrowings
Domestic	7,061,192	242,246	3.43%	5,689,369	226,206	3.98%	2,551,996	145,316	5.69%
International	1,532	23	1.50%	23,350	1,030	4.41%	440,313	27,726	6.30%

Total	7,062,724	242,269	3.43%	5,712,719	227,236	3.98%	2,992,309	173,042	5.78%

Total interest-bearing liabilities	32,745,987	$1,582,565	4.83%	26,988,004	$1,461,654	5.42%	18,430,176	$1,171,007	6.35%
Other	3,125,956			3,065,570			2,134,951

Total liabilities	35,871,943			30,053,574			20,565,127
Equity	5,323,470			4,148,150			2,781,182

Total liabilities and equity	$41,195,413			$34,201,724			$23,346,309

Net interest spread			6.86%			8.00%			7.76%

Interest income to average earning assets			11.69%			13.42%			14.11%
Interest expense to average earning assets			4.24%			4.69%			5.66%

Net interest margin			7.45%			8.73%			8.45%

(1)	Interest income includes past-due fees on loans of approximately $799.3 million, $955.8 million and $769.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income includes $38.4 million related to the one-time impact of the change in recoveries assumption for the year ended December 31, 2002. This resulted in a 12 basis point increase in the net interest margin.

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

Table 2: Interest Variance Analysis

	Year Ended December 31

	2003 vs. 2002			2002 vs. 2001

		Change due to(1)			Change due to(1)

(Dollars in thousands)	Increase (Decrease)(2)	Volume	Yield/ Rate	Increase (Decrease)(2)	Volume	Yield/ Rate

Interest Income:
Consumer loans
Domestic	$142,602	$527,384	$(348,003)	$1,093,666	$1,165,559	$(108,672)
International	(2,768)	(4,294)	3,123	(30,724)	21,406	(53,727)

Total	139,834	516,636	(338,426)	1,062,942	1,168,600	(144,034)

Securities available for sale	8,187	59,359	(51,172)	46,219	65,981	(19,762)
Other
Domestic	28,727	72,817	(44,090)	141,353	127,956	13,397
International	10,140	11,984	(1,844)	9,103	(418)	9,521

Total	38,867	86,542	(47,675)	150,456	111,390	39,066

Total interest income	186,888	764,253	(538,989)	1,259,617	1,397,242	(176,001)
Interest Expense:
Deposits
Domestic	68,706	181,224	(112,518)	154,626	265,326	(110,700)
International	11,055	16,202	(5,147)	16,793	18,734	(1,941)

Total	79,761	197,260	(117,499)	171,419	284,347	(112,928)

Senior notes	26,117	18,638	7,479	65,034	44,260	20,774
Other borrowings
Domestic	16,040	49,775	(33,735)	80,890	135,364	(54,474)
International	(1,007)	(590)	(417)	(26,696)	(20,282)	(6,414)

Total	15,033	49,029	(33,996)	54,194	120,762	(66,568)

Total interest expense	120,911	289,535	(168,624)	290,647	482,845	(192,198)

Net interest income	$65,977	$492,017	$(387,664)	$968,970	$898,085	$32,509

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	The change in interest income includes $38.4 million related to the one-time impact of the change in recoveries assumption for the year ended December 31, 2002.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses resulting from securitization transactions and fair value adjustments of the retained interests. Servicing and securitizations income increased $406.2 million, or 14%, to $3.2 billion for the year ended December 31, 2003, from $2.8 billion for the year ended December 31, 2002. This increase was primarily the result of a 24% increase in the average off-balance sheet loan portfolio for the year ended December 31, 2003, compared to the same period in the prior year, offset in part by a reduction in the excess spread generated by the off-balance sheet loan portfolio due to decreased interest and fees and an increase in charge-offs.

Servicing and securitizations income increased $364.4 million, or 15%, to $2.8 billion for the year ended December 31, 2002, from $2.4 billion in 2001. This increase was primarily due to a 49% increase in the average off-balance sheet loan portfolio, offset in part by a reduction in the excess spread generated by the off-balance sheet loan portfolio and a $33.1 million decrease in the fair value of interest-only strips.

Service Charges and Other Customer-Related Fees

Service charges and other customer-related fees decreased by $307.6 million, or 16%, to $1.6 billion for the year ended December 31, 2003 compared to $1.9 billion for the year ended December 31, 2002. $44.4 million of the decrease relates to the one-time impact of the change in the recoveries estimate recognized in 2002. The remaining decrease primarily reflects a shift in the mix of the reported loan portfolio towards higher credit quality, lower fee-generating loans and a decrease in the number of accounts compared to the prior year.

Service charges and other customer-related fees increased by $401.4 million, or 26%, to $1.9 billion for the year ended December 31, 2002. The increase primarily reflects an increase in the reported loan portfolio of $6.4 billion or 31% over 2001 and a $44.4 million increase related to the one-time impact of the 2002 change in the recoveries estimate (see “Adoption of Accouning Pronouncements and Accounting Changes” above) offset by a shift in the mix of the reported loan portfolio toward a greater composition of lower fee-generating loans.

Interchange Income

Interchange income decreased $71.0 million, or 16%, to $376.8 million for the year ended December 31, 2003, from $447.8 million for the year ended December 31, 2002. This decrease is primarily attributable to the securitization of higher interchange yielding loans moving them off-balance sheet. Total interchange income is net of $115.4 million of costs related to the Company’s rewards programs for the year ended December 31, 2003, compared to $104.9 million for the year ended December 31, 2002.

Interchange income increased $68.0 million, or 18%, to $447.8 million for the year ended December 31, 2002, from $379.8 million in 2001. This increase is primarily attributable to an increase in annual purchase volume. Total interchange income is net of $104.9 million of costs related to the Company’s rewards programs for the year ended December 31, 2002, compared to $110.9 million for the year ended December 31, 2001.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by the Company’s patient finance business, gains on the sale of auto loans and income earned related to the purchased charged-off loan portfolios.

Other non-interest income decreased $78.6 million, or 28%, to $197.3 million for the year ended December 31, 2003 compared to $275.9 million for the same period in the prior year. The decrease in other non-interest income was primarily due to $9.4 million of losses recognized on sales of securities for the year ended December 31, 2003, compared to $77.5 million of gains recognized on sales of securities for the year ended December 31, 2002. In addition, there were no gains recognized for senior note repurchases in 2003, compared to $27.0 million recognized in 2002. There was a $23.6 million decrease in the fair value of free-standing derivatives for the year ended December 31, 2003. These decreases were offset in part by a $38.2 million increase in gains on sales of auto loans for the year ended December 31, 2003 and an increase in income earned from purchased charged-off loan portfolios of $34.5 million for the year ended December 31, 2003, compared to 2002.

Other non-interest income increased $169.4 million, or 159%, to $275.9 million for 2002 compared to $106.5 million for 2001. The increase in other non-interest income was primarily due to $77.5 million of gains on sales of securities realized in 2002 in connection with the Company’s rebalancing of its liquidity portfolio compared to $13.5 million realized in 2001. Other factors in the increase included gains related to senior note repurchases of $27.0 million realized during 2002, an increase in service provider revenue of $9.4 million and an increase in income earned from reaffirmed purchased charged-off loans of $24.1 million during the year ended December 31, 2002.

Non-Interest Expense

Non-interest expense, which consists of marketing and operating expenses, increased $271.1 million, or 6%, to $4.9 billion for the year ended December 31, 2003 compared to $4.6 billion for the year ended December 31, 2002. Marketing expense increased $47.8 million, or 4%, for the year ended December 31, 2003, compared to the same period in the prior year. The increase is the result of the Company investing in new and existing product opportunities. Operating expenses were $3.7 billion for the year ended December 31, 2003, compared to $3.5 billion for December 31, 2002. The increase in operating expense of $223.3 was primarily due to increased credit and recovery efforts of $137.1 million, investment in IT infrastructure to support future growth of $30.0 million and costs associated with the expansion of the Company’s enterprise risk management programs and systems to further strengthen internal controls.

Non-interest expense for the year ended December 31, 2002, increased $527.6 million, or 13%, to $4.6 billion from $4.1 billion for the year ended December 31, 2001. Contributing to the increase was salaries and associate benefits, which increased $165.8 million, or 12%, to $1.6 billion in 2002, from an increase of $368.7 million, or 36%, to $1.4 billion in 2001. The decrease in the salaries and associate benefit growth rate as well as a decrease in marketing expenses of $12.4 million compared to 2001, was the result of the Company’s efforts to slow loan growth to more sustainable levels. All other non-interest expenses increased $374.1 million, or 24%, to $2.0 billion for the year ended December 31, 2002, from $1.6 billion in 2001. This increase was the result of a 23% increase in the average number of accounts as compared to the prior year and $110.0 million of one-time charges incurred in 2002. Of the $110.0 million: $38.8 million related to unused facility capacity, early termination of facility leases, and the accelerated depreciation of fixed assets; $14.5 million related to the accelerated vesting of restricted stock issued in connection with the PeopleFirst, Inc. (“PeopleFirst”) acquisition; and $12.5 million related to the realignment of certain aspects of its European operations. The remaining amounts related to investment company valuation adjustments, increases in associate related costs and accruals for contingent liabilities.

Income Taxes

The Company’s income tax rate was 37% for the year ended December 31, 2003 and 38% for the years ended December 31, 2002 and 2001, respectively. The decrease was due to growth and improved results of the Company’s International operations, which have lower effective tax rates. The effective rate includes both state and federal income tax components.

Managed Consumer Loan Portfolio

The Company’s managed consumer loan portfolio is comprised of on-balance sheet and off-balance sheet loans.

The Company analyzes its financial performance on a managed consumer loan portfolio basis. The managed consumer loan portfolio includes securitized loans for which the Company has retained significant risks and potential returns. Table 3 summarizes the Company’s managed consumer loan portfolio.

Table 3: Managed Consumer Loan Portfolio

	Year Ended December 31

(Dollars in thousands)	2003	2002	2001	2000	1999

Year-End Balances:
Reported consumer loans:
Domestic	$29,848,366	$24,581,555	$18,546,426	$12,591,561	$7,783,535
International	3,001,903	2,762,375	2,374,588	2,521,151	2,130,014

Total	32,850,269	27,343,930	20,921,014	15,112,712	9,913,549

Securitization Adjustments:
Domestic	33,749,566	29,834,441	22,747,293	13,961,714	10,013,424
International	4,644,961	2,568,166	1,595,656	449,600	309,615

Total	38,394,527	32,402,607	24,342,949	14,411,314	10,323,039

Managed consumer loan portfolio:
Domestic	63,597,932	54,415,996	41,293,719	26,553,275	17,796,959
International	7,646,864	5,330,541	3,970,244	2,970,751	2,439,629

Total	$71,244,796	$59,746,537	$45,263,963	$29,524,026	$20,236,588

Average Balances:
Reported consumer loans:
Domestic	$25,923,208	$22,248,006	$14,648,298	$9,320,165	$5,784,662
International	2,754,408	2,788,013	2,636,008	2,167,611	1,882,693

Total	28,677,616	25,036,019	17,284,306	11,487,776	7,667,355

Securitization Adjustments:
Domestic	30,980,006	25,812,000	17,718,683	10,804,845	10,062,771
International	3,254,331	1,951,547	609,328	342,241	316,787

Total	34,234,337	27,763,547	18,328,011	11,147,086	10,379,558

Managed consumer loan portfolio:
Domestic	56,903,214	48,060,006	32,366,981	20,125,010	15,847,433
International	6,008,739	4,739,560	3,245,336	2,509,852	2,199,480

Total	$62,911,953	$52,799,566	$35,612,317	$22,634,862	$18,046,913

Table 4 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

Table 4: Comparison of Managed and Reported Operating Data and Ratios

	Year Ended December 31

(Dollars in thousands)	2003	2002	2001

Reported:
Average earning assets	$37,362,297	$31,147,599	$20,706,172
Net interest margin(1)	7.45%	8.73%	8.45%
Loan yield(2)	13.71%	15.15%	15.79%

Managed:
Average earning assets	$69,873,159	$57,266,637	$38,650,677
Net interest margin(1)	8.64%	9.23%	9.40%
Loan yield(2)	13.88%	14.64%	15.88%

(1)	Reported and managed net interest margin increased 12 basis points and 7 basis points, respectively, as a result of the one-time impact of the change in recoveries assumption for the year ended December 31, 2002.
(2)	Reported and managed loan yield increased 15 basis points and 7 basis points, respectively, as a result of the one-time impact of the change in recoveries assumption for the year ended December 31, 2002.

Revenue Margin

The Company’s products are designed with the objective of maintaining strong risk-adjusted returns and providing diversification across the credit spectrum and consumer lending products. Management believes that a comparable measure for external analysis is the Company’s managed revenue margin (based on average managed earning assets.)

The Company has aggressively marketed lending products to high credit quality consumers to take advantage of favorable longer-term risk-adjusted returns of this consumer type. In addition, the Company continues to diversify its products beyond U.S. consumer credit cards. While these products typically consist of lower yielding loans compared with those previously made, they provide favorable impacts on managed charge-offs, operating expenses and marketing as a percentage of average managed earning assets. Industry competitors have continuously solicited the Company’s customers with similar interest rate strategies. Management believes the competition has placed, and will continue to place, pressure on the Company’s pricing strategies.

Table 5 provides income statement data and ratios for the Company’s reported and managed consumer loan portfolio. The causes of increases and decreases in the various components of revenue are discussed in sections previous to this analysis.

Table 5: Revenue Margin

	Year Ended December 31

(Dollars in thousands)	2003	2002(2)	2001

Reported Income Statement
Net interest income	$2,785,089	$2,719,112	$1,750,142
Non-interest income	5,415,924	5,466,836	4,463,762

Revenue	$8,201,013	$8,185,948	$6,213,904

Reported Ratios(1):
Net interest margin	7.45%	8.73%	8.45%
Non-interest income margin	14.50	17.55	21.56

Revenue margin	21.95%	26.28%	30.01%

Managed Income Statement:
Net interest income	$6,037,914	$5,284,338	$3,633,817
Non-interest income	4,200,626	4,411,174	3,413,777

Revenue	$10,238,540	$9,695,512	$7,047,594

Managed Ratios(1):
Net interest margin	8.64%	9.23%	9.40%
Non-interest income margin	6.01	7.70	8.83

Revenue margin	14.65%	16.93%	18.23%

(1)	As a percentage of average earning assets.
(2)	Net interest income and non-interest income included $38.4 million and $44.4 million for the year-ended December 31, 2002, respectively, related to the one-time impact of the change in recoveries assumption. This resulted in a 12 and 7 basis point increase in the reported and managed net interest margin, respectively, and a 14 and 7 basis point increase in reported and managed non-interest income margin, respectively, and a 26 and 14 basis point increase in the reported and managed revenue margin, respectively.

Asset Quality

The asset quality of a portfolio is generally a function of the initial underwriting criteria used, levels of competition, account management activities and demographic concentration, as well as general economic conditions. The Company’s credit risk profile is managed to maintain strong risk adjusted returns and increased diversification across the full credit spectrum and in each of its consumer lending products. Certain customized consumer lending products have, in some cases, higher delinquency and charge-off rates. The costs associated with higher delinquency and charge-off rates are considered in the pricing of individual products.

Delinquencies

The Company’s loan portfolio is comprised of a predominantly homogeneous pool of small balance loans spread across the full credit spectrum. The Company believes delinquencies to be a primary indicator of loan portfolio credit quality at a point in time. Table 6 shows the Company’s consumer loan delinquency trends for the years presented on a reported and managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. Delinquencies not only have the potential to impact earnings if the account charges off, but they also result in additional costs in terms of the personnel and other resources dedicated to resolving the delinquencies.

The 30-plus day delinquency rate for the reported consumer loan portfolio decreased to 4.79% as of December 31, 2003, from 6.12% as of December 31, 2002. The 30-plus day delinquency rate for the managed consumer loan portfolio was 4.46% as of December 31, 2003, down 114 basis points from 5.60% as of December 31, 2002. Both reported and managed consumer loan delinquency rate decreases as of December 31, 2003, as compared to December 31, 2002, principally reflect a continued shift in the loan portfolio mix towards higher credit quality loans, as well as, improved collection experience.

Table 6: Delinquencies

	As of December 31

	2003		2002(1)		2001		2000		1999

(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans

Reported:
Loans outstanding	$32,850,269	100.00%	$27,343,930	100.00%	$20,921,014	100.00%	$15,112,712	100.00%	$9,913,549	100.00%
Loans delinquent:
30-59 days	755,930	2.30%	762,040	2.79%	494,871	2.37%	418,967	2.77%	236,868	2.39%
60-89 days	362,766	1.10%	373,451	1.37%	233,206	1.11%	242,770	1.61%	129,251	1.30%
90-119 days	207,353	0.63%	238,091	0.87%	144,957	0.69%	178,001	1.18%	94,550	0.95%
120-149 days	149,246	0.45%	174,651	0.64%	85,580	0.41%	136,932	0.91%	69,706	0.70%
150 or more days	98,164	0.31%	125,636	0.45%	53,943	0.26%	120,641	0.79%	56,257	0.58%

Total	$1,573,459	4.79%	$1,673,869	6.12%	$1,012,557	4.84%	$1,097,311	7.26%	$586,632	5.92%

Loans delinquent by geographic area:
Domestic	1,494,662	5.01%	1,579,272	6.42%	930,077	5.02%	1,034,995	8.23%	533,081	6.85%
International	78,797	2.62%	94,597	3.42%	82,480	3.47%	62,316	2.46%	53,551	2.51%

Managed:
Loans outstanding	$71,244,796	100.00%	$59,746,537	100.00%	$45,263,963	100.00%	$29,524,026	100.00%	$20,236,588	100.00%
Loans delinquent:
30-59 days	1,335,231	1.87%	1,366,072	2.29%	934,681	2.06%	605,040	2.05%	416,829	2.06%
60-89 days	718,247	1.01%	753,735	1.26%	502,959	1.11%	349,250	1.18%	238,476	1.18%
90-119 days	488,471	0.69%	526,710	0.88%	353,750	0.78%	251,690	0.85%	176,986	0.87%
120-149 days	365,971	0.51%	394,721	0.66%	251,434	0.56%	184,061	0.62%	129,255	0.64%
150 or more days	270,009	0.38%	304,156	0.51%	198,823	0.44%	154,613	0.53%	97,223	0.48%

Total	$3,177,929	4.46%	$3,345,394	5.60%	$2,241,647	4.95%	$1,544,654	5.23%	$1,058,769	5.23%

(1)	2002 reported and managed delinquency rates include 28 basis point and 13 basis point increases, respectively, related to the one-time impact of the 2002 change in recoveries assumption.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period principal recoveries. The Company charges off credit card loans at 180 days past the due date and generally charges off other consumer loans at 120 days past the due date or upon repossession of collateral. Costs to recover previously charged-off accounts are recorded as collection expenses in non-interest expense.

For the year ended December 31, 2003, the reported net charge-off rate increased 71 basis points to 5.74% compared to 2002. For the year ended December 31, 2003, the managed net charge-off rate increased 62 basis points to 5.86% compared to the prior year. The increase in both the reported and managed net charge-off rates principally relate to the higher charge-offs in the first and second quarters of 2003 related to the seasoning of “subprime” loans added in the first half of 2002. The quarterly managed and reported charge-off rates for 2003 have continued to trend lower due to the shift in mix of the portfolio towards lower yielding, higher credit quality loans. Table 7 shows the Company’s net charge-offs for the years presented on a reported and managed basis.

Table 7: Net Charge-offs

	Year Ended December 31

(Dollars in thousands)	2003	2002	2001	2000	1999

Reported:
Average loans outstanding	$28,677,616	$25,036,019	$17,284,306	$11,487,776	$7,667,355
Net charge-offs	1,646,360	1,259,684	822,257	627,312	318,992
Net charge-offs as a percentage of average loans outstanding	5.74%	5.03%	4.76%	5.46%	4.16%

Managed:
Average loans outstanding	$62,911,953	$52,799,566	$35,612,617	$22,634,862	$18,046,913
Net charge-offs	3,683,887	2,769,249	1,655,947	1,031,590	782,537
Net charge-offs as a percentage of average loans outstanding	5.86%	5.24%	4.65%	4.56%	4.34%

Provision For Loan Losses

The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that, for all relevant periods, the allowance for loan losses was adequate to cover anticipated losses in the total reported consumer loan portfolio under then current conditions, met applicable legal and regulatory guidance and was consistent with GAAP. There can be no assurance as to future credit losses that may be incurred in connection with the Company’s consumer loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans.

Table 8 sets forth the activity in the allowance for loan losses for the periods indicated. See “Asset Quality,” “Delinquencies” and “Net Charge-Offs” for a more complete analysis of asset quality.

Table 8: Summary of Allowance for Loan Losses

	Year Ended December 31

(Dollars in thousands)	2003	2002	2001	2000	1999

Balance at beginning of year	$1,720,000	$840,000	$527,000	$342,000	$231,000
Provision for loan losses:
Domestic	1,388,463	2,025,885	1,048,972	705,195	364,086
International	129,034	123,443	71,485	107,666	62,384

Total provision for loan losses	1,517,497	2,149,328	1,120,457	812,861	426,470

Other	3,863	(9,644)	14,800	(549)	3,522
Charge-offs:
Domestic	(1,858,176)	(1,363,565)	(908,065)	(693,106)	(344,679)
International	(146,152)	(127,276)	(110,285)	(79,296)	(55,464)

Total charge-offs	(2,004,328)	(1,490,841)	(1,018,350)	(772,402)	(400,143)

Principal recoveries:
Domestic	320,349	203,412	176,102	136,334	79,150
International	37,619	27,745	19,991	8,756	2,001

Total principal recoveries	357,968	231,157	196,093	145,090	81,151

Net charge-offs	(1,646,360)	(1,259,684)	(822,257)	(627,312)	(318,992)

Balance at end of year	$1,595,000	$1,720,000	$840,000	$527,000	$342,000

Allowance for loan losses to loans at end of year	4.86%	6.29%	4.02%	3.49%	3.45%

Allowance for loan losses by geographic distribution:
Domestic	$1,477,314	1,636,405	$784,857	$451,074	$299,424
International	117,686	83,595	55,143	75,926	42,576

For the year ended December 31, 2003, the provision for loan losses decreased to $1.5 billion, or 29%, from $2.1 billion for the year ended December 31, 2002. This decrease resulted from the improving credit quality of the reported loan portfolio. The 30-plus day reported delinquency rate was 4.79% at December 31, 2003, down from 6.12% at December 31, 2002. While, the Company’s reported loan portfolio increased to $32.9 billion at December 31, 2003 from $27.3 billion at December 31, 2002, the impact of the loan growth to the allowance was mitigated by the growth being concentrated in higher credit quality loans and an improvement in collection experience.

For the year ended December 31, 2002, the provision for loan losses increased to $2.1 billion, or 92%, from $1.1 billion in 2001. This increase is primarily a result of the 45% increase in average reported loans, a rise in net charge-offs, the revised application of the “Expanded Guidance for Subprime Lending Programs” (“Subprime Guidelines”) issued by the four federal banking agencies, and the aforementioned one-time impact of the $133.4 million change in recoveries estimate (see “Adoption of Accounting Pronouncements and Accounting Changes” above). The Company applied its allowance models, including these factors, and increased the allowance for loan losses by a total of $880.0 million during 2002.

Reportable Segments

The Company manages its business by three distinct operating segments: U.S. Card, Auto Finance and Global Financial Services. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Management decision making is performed on a managed portfolio basis, and such information about reportable segments is provided on a managed basis.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following table presents information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from legal entities.

Table 9: Segments (Managed Basis)

	U.S. Card		Auto Finance		Global Financial Services

(Dollars in thousands)	2003	2002	2003	2002	2003	2002

Loans receivable	$46,278,750	$40,862,142	$8,466,873	$6,992,541	$16,507,937	$11,868,006
Net income	1,181,169	1,000,780	99,291	10,262	64,839	(8,131)
Net charge-off rate	6.88%	5.89%	4.62%	3.82%	3.83%	3.49%
30+ Delinquency rate	4.60	6.07	7.55	7.15	2.70	3.08

U.S. Card Segment

The U.S. card segment consists primarily of domestic credit card lending activities. Total U.S. Card segment loans increased 13% to $46.3 billion at December 31, 2003, compared to $40.9 billion at December 31, 2002. The loan growth in this segment reflects, among other things, the Company’s continued success in applying IBS. The contribution to net income from the U.S. Card segment increased $180.4 million, or 18%, to $1.2 billion for the year ended December 31, 2003.

Net charge-offs of U.S. Card segment loans increased $674.3 million, or 31%, while average U.S. Card segment loans for the year ended December 31, 2003 grew $4.5 billion, or 12% compared to the same period in the prior year. For the year ended December 31, 2003, the U.S. Card segment’s net charge-off rate was 6.88%, compared to 5.89% for 2002. This increase was driven by the seasoning of loans in the portfolio during the first half of 2003 offset in part by the addition of higher quality credit loans to the portfolio throughout 2003.

The 30-plus day delinquency rate for the U.S. Card segment was 4.60% as of December 31, 2003, down 147 basis points from 6.07% as of December 31, 2002. The decrease in delinquencies is due to the addition of higher credit quality loans to the portfolio in 2003 and improvements in collection experience.

During the third quarter of 2002, the Company expensed $38.8 million related to the early termination of leases, unused facility capacity, and accelerated depreciation of related fixed assets. The Company allocated $32.8 million of these expenses to the U.S. Card segment.

Auto Finance Segment

The Auto Finance segment primarily consists of automobile financing activities. Total Auto Finance segment loans outstanding increased 21% to $8.5 billion at December 31, 2003, compared to $7.0 billion at December 31, 2002. The increase in auto loans outstanding was the result of, among other things, expanded organizational capabilities and increased reliance on proven IBS concepts. For the year ended December 31, 2003, the net income contribution from the Auto Finance segment increased $89.0 million compared to 2002.

During the years ended 2003 and 2002, the Company sold $1.9 billion and $1.5 billion, respectively of auto loans. These transactions resulted in gains of $66.4 million and $28.2 million for the years ended December 31, 2003 and 2002, respectively, of which $56.9 and $24.6 were allocated to the Auto Finance segment while the remainder was held in the Other category.

Net charge-offs of Auto Finance segment loans increased $141.4 million, or 65%, while average Auto Finance loans for the year ended December 31, 2003 grew $2.1 billion, or 36%, compared to the same period in the prior year. For the year ended December 31, 2003, the Auto Finance segment’s net charge-off rate was 4.62% compared to 3.82% for the prior year. The increase was primarily driven by slower loan growth than the prior year, general economic weakness and a continued softness in used car values.

The 30-plus day delinquency rate for the Auto Finance segment was 7.55% as of December 31, 2003, up 40 basis points from 7.15% as of December 31, 2002. The increase in delinquencies was primarily the result of slower loan growth and general economic weakness.

During 2002, the Company and the Auto Finance segment recognized compensation expense of $14.5 million ($9.0 million after taxes) related to the accelerated vesting provisions of certain restricted stock issued in connection with the acquisition of PeopleFirst.

Global Financial Services Segment

The Global Financial Services segment consists of international lending activities, installment lending, small business lending, patient financing and other investment businesses. Total Global Financial Services segment loans increased 39% to $16.5 billion at December 31, 2003, compared to $11.9 billion at December 31, 2002. The increase in total loans reflects the Company’s successful efforts to diversify its loan portfolio. Net income contribution from the Global Financial Services segment for the year ended December 31, 2003, increased $73.0 million, to $64.8 million, compared to the same period in the prior year. The improvement in the Global Financial Services segment’s financial performance in 2003 was due to the maturation of many of the Company’s diversification businesses in the U.S., U.K. and Canada.

Net charge-offs of Global Financial Services segment loans increased $176.8 million, or 50% while average Global Financial Services segment loans for the year ended December 31, 2003 grew $3.7 billion, or 36%, compared to the same period in the prior year. For the year ended December 31, 2003, the Global Financial Services segment’s net charge-off rate was 3.83% compared to 3.49% for the prior year. The increase was driven primarily by slower loan growth in the Company’s small business and international businesses compared to 2002.

The 30-plus day delinquency rate for the Global Financial Services segment was 2.70% as of December 31, 2003, down 38 basis points from 3.08% as of December 31, 2002. Global Financial Services delinquencies decreased primarily as a result of the addition of higher credit quality loans to the portfolio.

During 2002, the Company realigned certain aspects of its European operations. Charges related to the realignment of $12.5 million ($7.8 million after taxes) were recognized and allocated to the Global Financial Services segment.

Funding

Funding Availability

The Company has established access to a variety of funding alternatives in addition to securitization of its consumer loans. Table 10 illustrates the Company’s unsecured funding sources.

Table 10: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability(1)(6)	Outstanding	Final Maturity(5)

Senior and Subordinated Global Bank Note Program(2)	1/03	$2,800	$4,736	—
Senior Domestic Bank Note Program(3)	4/97	—	$527	—
Revolving Credit Facility	5/03	$1,000	—	5/05
Multicurrency Facility(4)	8/00	$377	—	8/04
Collateralized Revolving Credit Facility	—	$2,697	$1,153	—
Corporation shelf registration	3/02	$1,948	N/A	—

(1)	All funding sources are non-revolving except for the Multicurrency Credit Facility, the Revolving Credit Facility and the Collateralized Revolving Credit Facility. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Global Senior and Subordinated Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in May 2003.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	US dollar equivalent based on the USD/Euro exchange rate as of December 31, 2003.
(5)	Maturity date refers to the date the facility terminates, where applicable.
(6)	Availability does not include unused conduit capacity related to securitization structures of $6.8 billion at December 31, 2003.

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $4.7 billion outstanding at December 31, 2003. In January 2003, the Bank increased its capacity under the Senior and Subordinated Global Bank Note Program to $8.0 billion and in May 2003 updated this Program. During 2003, under the Senior and Subordinated Global Bank Note Program, the Bank issued $500.0 million of five-year, 4.25% fixed rate bank notes in November, $600.0 million of seven-year, 5.75% fixed rate bank notes in September, $500.0 million of ten-year, 6.5% fixed rate subordinated bank notes in June, and $600.0 million of five-year, 4.875% fixed rate bank notes in May. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $526.5 million was outstanding at December 31, 2003. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

In May 2003, the Company terminated the Domestic Revolving Credit Facility and replaced it with a new revolving credit facility providing for an aggregate of $1.0 billion in unsecured borrowings from various lending institutions to be used for general corporate purposes (the “Revolving Credit Facility”). The Revolving Credit Facility is available to the Corporation, the Bank, the Savings Bank and Capital One Bank (Europe) plc; however, the Corporation’s availability is limited to $250.0 million. All borrowings under the Revolving Credit Facility are based on varying terms of London InterBank Offering Rate (“LIBOR”). In January 2004, the Company increased the capacity of the Revolving Credit Facility to $1.1 billion.

The Euro 300 million multicurrency revolving credit facility (the “Multicurrency Facility”) is available for general purposes of the Bank’s business in the United Kingdom. The Corporation and the Bank serve as guarantors of all borrowings by Capital One Bank (Europe), plc under the Multicurrency Facility. Internationally, the Company has funding programs available to foreign investors or to raise funds in foreign currencies, allowing the Company to borrow from U.S. and non-U.S. lenders, including foreign currency funding options under the Revolving Credit

Facility discussed above. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translations. All borrowings under the Multicurrency Facility are based on varying terms of LIBOR.

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Collateralized Revolving Credit Facility”). As of December 31, 2003, the credit facility had the capacity to issue up to $3.9 billion in secured notes. The Collateralized Revolving Credit Facility has multiple participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of December 31, 2003, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts. In November 2003, the Company issued $300.0 million ten-year, 6.25% fixed rate senior notes through its shelf registration statement.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as, to develop customized account management programs. As of December 31, 2003, the Company had $22.4 billion in interest-bearing deposits of which $10.9 billion represented large denomination certificates of $100 thousand or more with original maturities up to ten years.

Table 11 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of December 31, 2003.

Table 11: Maturities of Domestic Large Denomination Certificates—$100,000 or More

	December 31, 2003

(dollars in thousands)	Balance	Percent

Three months or less	$914,551	8.36%
Over 3 through 6 months	996,087	9.10%
Over 6 through 12 months	2,110,650	19.28%
Over 12 months through 10 years	6,925,229	63.26%

Total	$10,946,517	100.00%

Table 12 reflects the costs of other borrowings of the Company as of and for each of the years ended December 31, 2003, 2002 and 2001.

Table 12: Short-term Borrowings

(Dollars in Thousands)	Maximum Outstanding as of any Month-End	Outstanding as of Year-End	Average Outstanding	Average Interest Rate	Year-End Interest Rate

2003:
Federal funds purchased and resale agreements	$1,025,000	$45,000	$412,637	1.01%	0.97%
Other	1,835,238	1,152,948	1,006,804	2.82	1.81

Total		$1,197,948	$1,419,441	2.30%	1.78%

2002:
Federal funds purchased and resale agreements	$1,741,911	$554,887	$1,118,185	1.66%	1.26%
Other	1,418,184	897,208	844,715	2.96	2.09

Total		$1,452,095	$1,962,900	2.22%	1.77%

2001:
Federal funds purchased and resale agreements	$1,643,524	$434,024	$1,046,647	3.77%	1.91%
Other	616,584	449,393	224,995	7.66	2.29

Total		$883,417	$1,271,642	4.46%	2.10%

Additional information regarding funding can be found on page 75 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note F”.

Funding Obligations

Table 13 summarizes the amounts and maturities of the contractual funding obligations of the Company, including off-balance sheet funding.

Table 13: Funding Obligations

	As of December 31, 2003

	Total	Up to 1 year	1-3 years	4-5 years	After 5 years

Interest-bearing deposits	$22,416,332	$7,427,191	$8,652,437	$5,709,109	$627,595
Senior notes	7,016,020	1,031,272	2,791,268	1,796,451	1,397,029
Other borrowings(1)	7,796,613	3,040,336	3,883,403	869,569	3,305
Operating leases	219,586	40,041	68,264	62,408	48,873
Off-balance sheet securitization amortization	37,760,900	8,822,309	14,065,857	12,138,943	2,733,791

Total obligations	$75,209,451	$20,361,149	$29,461,229	$20,576,480	$4,810,593

(1)	Other borrowings includes secured borrowings for the Company’s on-balance sheet auto loan securitizations, junior subordinated capital income securities, federal funds purchased and resale agreements and other short-term borrowings.

The terms of the lease and credit facility agreements related to certain other borrowings and operating leases in Table 13 require several financial covenants (including performance measures and equity ratios) to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted above. As of December 31, 2003, the Company was not in default of any such covenants.

Liquidity Risk Management

Liquidity risk management refers to the way the Company manages the use and availability of various funding sources to meet its current and future operating needs. These needs change as loans grow, securitizations amortize, debt and other deposits mature, and payments on other obligations are made. Because the characteristics of the Company’s assets and liabilities change, liquidity risk management is a dynamic process, affected by the pricing and maturity of investment securities, loans, deposits, securitizations and other assets and liabilities.

To facilitate liquidity risk management, the Company uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Company obtains funds through the gathering of deposits, issuing debt and equity, and securitizing assets. Further liquidity is provided to the Company through committed facilities. As of December 31, 2003, the Corporation, the Bank, the Savings Bank and COAF collectively had over $10.9 billion in unused commitments under various credit facilities (including the Collateralized Revolving Credit Facility) and unused conduit capacity available for liquidity needs.

Additionally, the Company maintains a portfolio of high-quality securities such as U.S. Treasuries and other U.S. government obligations, mortgage backed securities, commercial paper, interest-bearing deposits with other banks, federal funds and other cash equivalents in order to provide adequate liquidity and to meet its ongoing cash needs. As of December 31, 2003, the Company had $7.8 billion of such securities, cash and cash equivalents.

As discussed in “Off-Balance Sheet Arrangements,” a significant source of liquidity for the Company has been the securitization of consumer loans. As of December 31, 2003 the Company funded approximately 53% of its managed loans through off-balance sheet securitizations. The Company expects to securitize additional loan principal receivables during 2004. Maturities of existing securitizations vary from 2004 to 2013, and for revolving securitizations have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization could have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. As such amounts mature or are otherwise paid, the Company believes it can securitize additional consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect.

The consumer asset-backed securitization market in the United States currently exceeds $1.4 trillion, with approximately $514.0 billion issued in 2003. The Company is a leading issuer in these markets, which have remained stable through adverse conditions. Despite the size and relative stability of these markets and the Company’s position as a leading issuer, if these markets experience difficulties the Company may be unable to securitize its loan receivables or to do so at favorable pricing levels. Factors affecting the Company’s ability to securitize its loan receivables or to do so at favorable pricing levels include the overall credit quality of the Company’s securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. If the Company was unable to continue to securitize its loan receivables at current levels, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Company’s current liquidity sources could potentially subject the Company to certain risks. These risks would include an increase in the Company’s cost of funds, an increase in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on the Company’s consolidated balance sheet, and lower loan growth, if the Company were unable to find alternative and cost-effective funding sources. In addition, if the Company could not continue to remove the loan receivables from the balance sheet the Company would possibly need to raise additional capital to support loan and asset growth and potentially provide additional credit enhancement.

Based on past deposit activity, the Company expects to retain a portion of its deposit balances as they mature. Therefore, the Company anticipates the net cash outflow related to deposits within the next year will be significantly less than reported in Table 13. The Company utilizes deposits to fund loan and other asset growth and to diversify funding sources.

Direct deposits are deposits marketed to and received from individual customers without the use of a third-party intermediary. Other deposits are deposits generally obtained through the use of a third-party intermediary. Included in the Company’s other deposits at December 31, 2003, were brokered deposits of $8.3 billion, compared to $6.5 billion at December 31, 2002. These deposits represented 37% of total deposits at December 31, 2003 and 2002. If these brokered deposits are not renewed at maturity, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At December 31, 2003, the Bank and Company were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Company’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Company’s direct deposits.

Other funding programs established by the Company include senior notes. At December 31, 2003, the Company had $7.0 billion in senior notes outstanding that mature in varying amounts from 2004 to 2013, as compared to $5.6 billion at December 31, 2002.

An additional source of funding for the Bank is provided by its global bank note program. Notes may be issued under this program with maturities of one week or more from the date of issue. During 2003, the Bank issued $2.2 billion (par value) of bank notes. There were no bank note issuances in 2002. At December 31, 2003, the Bank had $5.3 billion in bank notes outstanding, as compared to $4.0 billion in bank notes outstanding at December 31, 2002. The bank notes are included in long-term debt and bank notes in the Company’s balance sheet.

The Company also held $5.9 billion in available-for-sale investment securities and $2.0 billion of cash and cash equivalents at December 31, 2003, compared to $4.4 billion in investment securities and $918.8 million of cash and cash equivalents at December 31, 2002. The investment securities consist of high-quality, AAA-rated securities, which can be used as collateral under repurchase agreements. Of the investment securities at December 31, 2003, $1.1 billion are anticipated to mature within 12 months. These investment securities, along with cash and cash equivalents, provide increased liquidity and flexibility to support the Company’s funding requirements.

The Company has a $1.1 billion credit facility committed through May 2005. The Company may take advances under the facility subject to covenants and conditions customary in a transaction of this nature. This facility may be used for general corporate purposes and was not drawn upon at December 31, 2003.

In addition Capital One Bank Europe has a Euro 300.0 million (approximately $377 million at December 31, 2003) multi-currency syndicated credit facility.

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

Additional information regarding derivative instruments can be found on page 93 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note S”.

Market Risk Management

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

The Company’s measurement of interest rate risk considers both earnings and market value exposures. An earnings simulation model generates a distribution of 12-month managed net interest income outcomes based on a plausible set of interest rate paths, which are generated from an industry-accepted term structure model. The interest rate scenarios evaluated as of December 31, 2003 included scenarios in which short-term interest rates rose by over 470 basis points or fell by as much as 110 basis points over the 12 months. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. When available, contractual maturities related to balance sheet and off-balance sheet positions are assumed. Balance sheet positions lacking contractual maturities and those with a likelihood of maturing prior to their contractual term are assumed to mature consistent with business line expectations or, when available in the case of marketable securities, market expectations. The Company’s Asset/Liability Management Policy requires that based on the forecasted distribution of interest rate paths there be no more than a 5% probability of a reduction in 12-month net interest income of more than 3% of base net interest income. As of December 31, 2003, the estimated reduction in 12-month net interest income corresponding to a 5% probability is less than 1%.

The Asset/Liability Management Policy also limits the change in 12-month net interest income due to instantaneous parallel rate shocks of up to 300 basis points to less than 3% of base net interest income. An adverse instantaneous rate shock of up to 300 basis points is estimated to reduce 12-month net interest income by less than 1% as of December 31, 2003.

In addition to limits related to possible changes in 12-month net interest income, the Asset/Liability Management Policy limits the change in economic value of equity due to instantaneous parallel rate shocks of 100 basis points to less than 6%. As of December 31, 2003, the estimated reduction in economic value of equity due to an adverse 100 basis point rate shock is less than 3%.

As of December 31, 2003, the Company was in compliance with all of its interest rate risk management related policies. The precision of the measures used to manage interest rate risk is limited due to the inherent uncertainty of the underlying forecast assumptions. The measurement of interest rate sensitivity also does not consider the effects of changes in the overall level of economic activity associated with various interest rate scenarios or reflect the ability of management to take action to further mitigate exposure to changes in interest rates. This action may include, within legal and competitive constraints, the repricing of interest rates on outstanding credit card loans.

Table 14 reflects the interest rate repricing schedule for earning assets and interest-bearing liabilities as of December 31, 2003.

Table 14: Interest Rate Sensitivity

	As of December 31, 2003—Subject to Repricing

(Dollars in Millions)	Within 180 Days	>180 Days- 1 Year	>1 Year- 5 Years	Over 5 Years

Earning assets:
Federal funds sold and resale agreements	$1,010	$—	$—	$—
Interest-bearing deposits at other banks	588	—	—	—
Securities available for sale	479	614	3,600	1,174
Other	157	28	388	4
Consumer loans(1)	8,951	1,598	22,080	221

Total earning assets	11,185	2,240	26,068	1,399
Interest-bearing liabilities:
Interest-bearing deposits	3,380	4,047	14,361	628
Senior notes	295	736	4,588	1,397
Other borrowings	4,351	1,029	2,414	3

Total interest-bearing liabilities	8,026	5,812	21,363	2,028
Non-rate related net assets	—	—	—	(3,663)

Interest sensitivity gap	3,159	(3,572)	4,705	(4,292)
Impact of swaps	1,525	(223)	(1,297)	(5)
Impact of consumer loan securitizations	(3,707)	757	5,918	(2,968)

Interest sensitivity gap adjusted for impact of securitizations and swaps	$977	$(3,038)	$9,326	$(7,265)
Adjusted gap as a percentage of managed assets	1.16%	(3.62)%	11.10%	(8.64)%

Adjusted cumulative gap	$977	$(2,061)	$7,265	$—
Adjusted cumulative gap as a percentage of managed assets	1.16%	(2.46)%	8.64%	0.00%

(1)	Reflects the repricing of interest rates on outstanding credit card loans within five years.

Foreign Exchange Risk

The Company is exposed to changes in foreign exchange rates which may impact translated income and expense associated with foreign operations. In order to limit earnings exposure to foreign exchange risk, the Company’s Asset/Liability Management Policy requires that all material foreign currency denominated transactions be hedged. As of December 31, 2003, the estimated reduction in 12-month earnings due to adverse foreign exchange rate movements corresponding to a 5% probability is less than 1%. The precision of this estimate is also limited due to the inherent uncertainty of the underlying forecast assumptions.

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

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” As of December 31, 2003, there were no conditions or events since these notifications that management believes would have changed either the Bank or the Savings Bank’s capital category.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the Subprime Guidelines and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceeds the requirements for a “well-capitalized” institution as of December 31, 2003.

For purposes of the Subprime Guidelines, the Company has treated as “subprime” all loans in the Bank’s and the Savings Bank’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of December 31, 2003, approximately $4.2 billion or 17% of the Bank’s, and $2.8 billion or 23% of the Savings Bank’s, on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

The Company currently expects to operate each of the Bank and Savings Bank in the future with a total risk-based capital ratio of at least 12%. The Corporation has a number of alternatives available to meet any additional regulatory capital needs of the Bank and the Savings Bank, including substantial liquidity held at the Corporation and available for contribution.

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of December 31, 2003 and 2002, the Company’s Tier 1 Leverage ratio was 13.01% and 11.95%, respectively.

Additionally, federal banking law limits the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of December 31, 2003, retained earnings of the Bank and the Savings Bank of $1.6 billion and $426.7 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

Additional information regarding capital adequacy can be found on page 86 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note O”.

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

Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2004, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward looking, and therefore actual results could differ materially. Factors that could materially influence results are set forth throughout this section and in Part I, Item 1, Risk Factors.

Earnings Goals

The Company expects fully diluted earnings per share results of between $5.30 and $5.60 in 2004, which represents an increase of between 9% and 15% growth over its earnings of $4.85 per share (fully diluted) in 2003.

The Company’s 2004 earnings per share estimate is based on its expectations for continued strong earnings in its U.S. Card segment and an increasing earnings contribution from its non-U.S. card businesses. The Company anticipates its percentage of managed loan growth rate in 2004 to be in the mid-teens, with a gradual shift towards higher credit quality loans and a higher growth rate in its diversification businesses than its U.S. consumer credit card business.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affects fees, charge-offs and provision expense) and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2004 earnings are the pace of the shift in its loan portfolio towards higher credit quality loans, changes in consumer payment behavior, and the level of investments in its diversification businesses.

The Company expects to achieve these results based on the continued success of its business strategies and its current assessment of the competitive, regulatory and funding market environments that it faces (each of which is discussed elsewhere in this document), as well as the expectation that the geographies in which the Company competes will not experience significant consumer credit quality erosion, as might be the case in an economic downturn or recession.

Managed Revenue Margin

The Company expects its managed revenue margin (defined as managed net interest income plus managed non-interest income divided by managed average earning assets) to decline somewhat in 2004 as a result of the Company’s expected continued shift in its loan portfolio towards higher credit quality loans and the increasing diversification of its products beyond U.S. consumer credit cards. However, the Company expects that the decline will be less than that experienced in 2003. As discussed more fully below, these higher credit quality assets typically have higher average balances than the loans in the Company’s current portfolio and, as a result, the Company expects its charge-offs, operating expenses and marketing expenses to be lower in 2004 than in 2003 when measured as a percentage of average managed loans outstanding.

Marketing Investment

The Company expects its marketing expense in 2004 to be higher than in 2003, subject to opportunities it perceives in the competitive market. A portion of this marketing expense will continue to support the Company’s efforts to build a strong brand for the Company. The Company’s “What’s in Your Wallet?” campaign has resulted in the Company achieving brand awareness and brand equity scores among the highest in the credit card industry, as measured by third-party firms. The Company believes the branded franchise that it is building strengthens and enables its IBS and mass customization strategies across product lines. The Company cautions, however, that an increase or decrease in marketing expense or brand awareness does not necessarily correlate to a comparable increase or decrease in outstanding balances or accounts due to, among other factors, the long-term nature of brand building, customer attrition and utilization patterns, and shifts over time in targeting consumers and/or products that have varying marketing acquisition costs.

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

Due to the nature of competitive market dynamics and therefore the limited periods of opportunity identified by the Company’s testing processes, marketing expenditures may fluctuate significantly from quarter to quarter. However, the Company expects its strategy of increasing the proportion of higher credit quality credit cards and diversified products in its loan portfolio will lead to a gradual decline through 2004 in its marketing costs as a percentage of average managed loans.

Operating Cost Trends

The Company measures operating efficiency using a variety of metrics which vary by specific department or business unit. Nevertheless, the Company believes that overall annual operating costs as a percentage of managed loans (defined as all non-interest expense less marketing, divided by average managed loans) is an appropriate gauge of the operating efficiency of the enterprise as a whole. As the Company continues to shift its managed loan mix beyond U.S. credit cards, as well as gradually towards higher balance, lower margin, lower risk accounts, the Company expects operating costs as a percentage of its average managed loans to decline in 2004 as a result of efficiency gains related to servicing higher balance, higher credit quality accounts.

Impact of Delinquencies, Charge-offs and Attrition

The Company’s earnings are sensitive to the level of delinquencies and charge-offs in its portfolio in a given period. The Company’s charge-off rates improved during 2003 due to the continued strong performance of its loans, its ability to successfully recover against previously charged-off accounts, the increasing proportion of higher credit quality and diversified loans in the Company’s portfolio, the overall increase in the size of that portfolio, and an improvement in payment patterns by its customers. The Company expects its charge-off rate to be somewhat lower in 2004 than the 5.32% it experienced in the fourth quarter of 2003. The Company expects this improvement based on its plans to continue to shift its loan portfolio towards higher credit quality loans and into lower risk, higher balance products beyond U.S. consumer credit cards. In addition, as delinquency levels fluctuate, the resulting amount of past due and overlimit fees (which are significant sources of revenue) will also fluctuate. Furthermore, the timing of revenues from increasing or decreasing delinquencies precedes the related impact of higher or lower charge-offs that can ultimately result from these varying levels of delinquencies.

The Company expects its managed loan growth rate in 2004 to be in the mid-teens, with a more gradual shift towards higher credit quality loans than it experienced in 2003. The Company’s earnings are sensitive to its pattern of loan growth due to the overall quantity and composition of on-balance sheet loans. The Company’s allowance for loan losses in a given period is a function of charge-offs in the period, which tend to be at a higher rate among lower credit quality loans, as well as, the delinquency status of those loans and other factors, such as the Company’s assessment of general economic conditions.

For these reasons, the Company expects its allowance for loan losses to decrease in 2004. This expectation assumes no material worsening in the rate of bankruptcy filings or unemployment in any of the geographies where it has business operations.

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

The Company’s Core Strategy: IBS

The Company’s core strategy has been, and is expected to continue to be, to apply its proprietary IBS to its consumer lending business and other financial products. The Company continues to seek to identify new product and new market opportunities, and to make investment decisions that are informed by the Company’s intensive testing and analysis. The Company’s objective is to become a diversified consumer financial institution, which may include expansion into additional geographic markets, other consumer loan products, and/or the retail branch banking business.

The Company’s lending products and other products are subject to intense competitive pressures that management anticipates will continue to increase as the lending markets mature, and that could affect the economics of decisions that the Company has made or will make in the future in ways that it did not anticipate, test or analyze.

U.S. Card Segment

The Company’s U.S. Card segment consisted of $46.3 billion of U.S. consumer credit card receivables as of December 31, 2003, marketed to consumers across the full credit spectrum. The Company’s strategy for its U.S. Card business is to gradually increase the proportion of higher credit quality loans in its portfolio and to offer compelling, value-added products to its customers, such as Lifestyles and Rewards credit cards.

The competitive environment is currently intense for credit card products. Industry mail volume has increased substantially in recent years, resulting in declines in response rates to the Company’s new customer solicitations. Additionally, competition has increased the attrition levels in the Company’s existing portfolio. Despite this intense competition, the Company continues to believe that its IBS approach will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements.

The Company continues to use its IBS to test new credit card products. In 2003, the Company increased marketing of its balance building, low-fixed rate and MilesOne Rewards cards, which are each targeted at consumers with strong credit histories. These products, together with other high credit quality consumer card products, tend to be more expensive for the Company to originate, and produce revenues and balances more slowly than credit card products marketed to customers with weaker credit histories.

The Company’s credit card products marketed to consumers with less established or higher risk credit profiles continue to experience steady mail volume and increased pricing competition. These products generally feature higher annual percentage rates, lower credit lines, and annual membership fees. They are less expensive to originate and produce revenues more quickly than higher credit quality loans.

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

Auto Finance Segment

This segment consisted of $8.5 billion of U.S. auto receivables as of December 31, 2003, marketed across the credit spectrum, via direct and indirect marketing channels. The Company expects to increase its auto loan portfolio more quickly in prime and direct marketed products than through other products or channels in 2004. The Company continues to believe that full credit spectrum financing provides competitive advantage and scale benefits to the auto business but expects its auto loan portfolio will continue to shift to higher credit quality loans in 2004.

In the fourth quarter of 2002, the Company entered into a forward flow agreement with a purchaser to sell non-prime auto receivables originated through the Company’s network of automobile dealers. These assets are sold at a premium, servicing released with no recourse. Loans sold under this agreement are originated using the Company’s underwriting policies. The Company sold $1.9 billion of automobile receivables, including both prime and non-prime assets, under this and other whole loan sales agreements in 2003 and expects to sell additional auto finance receivables in 2004.

The Company expects that in 2004 the Auto Finance segment will continue to grow as the Company continues to diversify its loan portfolio.

Global Financial Services Segment

This segment primarily consisted of $5.4 billion of installment loan receivables, $3.3 billion of small business receivables originated within the U.S. and $7.6 billion of credit card receivables and installment loans originated outside of the U.S., primarily in the U.K. and Canada, as of December 31, 2003.

The improvement in the Global Financial Services segment’s financial performance in 2003 was due to the maturation of many of the Company’s diversification businesses in the U.S., U.K. and Canada. The Company expects that the Global Financial Services segment will continue to grow as the Company continues to diversify its loan portfolio.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” on pages 54-55.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

December 31 (In Thousands, Except Per Share Data)	2003	2002

Assets:
Cash and due from banks	$382,212	$277,509
Federal funds sold and resale agreements	1,010,319	373,828
Interest-bearing deposits at other banks	587,751	267,441

Cash and cash equivalents	1,980,282	918,778
Securities available for sale	5,866,628	4,423,677
Consumer loans	32,850,269	27,343,930
Less: Allowance for loan losses	(1,595,000)	(1,720,000)

Net loans	31,255,269	25,623,930
Accounts receivable from securitizations	4,748,962	3,606,549
Premises and equipment, net	902,600	770,326
Interest receivable	214,295	217,512
Other	1,315,670	1,821,608

Total assets	$46,283,706	$37,382,380

Liabilities:
Interest-bearing deposits	$22,416,332	$17,325,965
Senior notes	7,016,020	5,565,615
Other borrowings	7,796,613	6,365,075
Interest payable	256,015	236,081
Other	2,746,915	3,266,473

Total liabilities	40,231,895	32,759,209

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 236,352,914 and 227,073,162 issued as of December 31, 2003 and 2002, respectively	2,364	2,271
Paid-in capital, net	1,937,302	1,704,470
Retained earnings	4,078,508	2,966,948
Cumulative other comprehensive income (loss)	83,158	(15,566)
Less: Treasury stock, at cost; 1,310,582 and 878,206 shares as of December 31, 2003 and 2002, respectively	(49,521)	(34,952)

Total stockholders’ equity	6,051,811	4,623,171

Total liabilities and stockholders’ equity	$46,283,706	$37,382,380

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In Thousands, Except Per Share Data)	2003	2002	2001

Interest Income:
Consumer loans, including past-due fees	$3,932,295	$3,792,461	$2,729,519
Securities available for sale	192,594	184,407	138,188
Other	242,765	203,898	53,442

Total interest income	4,367,654	4,180,766	2,921,149

Interest Expense:
Deposits	891,650	811,889	640,470
Senior notes	448,646	422,529	357,495
Other borrowings	242,269	227,236	173,042

Total interest expense	1,582,565	1,461,654	1,171,007

Net interest income	2,785,089	2,719,112	1,750,142
Provision for loan losses	1,517,497	2,149,328	1,120,457

Net interest income after provision for loan losses	1,267,592	569,784	629,685

Non-Interest Income:
Servicing and securitizations	3,211,662	2,805,501	2,441,144
Service charges and other customer-related fees	1,630,185	1,937,735	1,536,338
Interchange	376,785	447,747	379,797
Other	197,292	275,853	106,483

Total non-interest income	5,415,924	5,466,836	4,463,762

Non-Interest Expense:
Salaries and associate benefits	1,570,415	1,557,887	1,392,072
Marketing	1,118,422	1,070,624	1,082,979
Communications and data processing	448,110	406,071	327,743
Supplies and equipment	344,049	357,953	310,310
Occupancy	185,179	205,531	136,974
Other	1,190,548	987,515	807,949

Total non-interest expense	4,856,723	4,585,581	4,058,027

Income before income taxes and cumulative effect of accounting change	1,826,793	1,451,039	1,035,420
Income taxes	675,914	551,395	393,455
Income before cumulative effect of accounting change	1,150,879	899,644	641,965
Cumulative effect of accounting change, net of taxes of $8,832	15,037	—	—

Net income	$1,135,842	$899,644	$641,965

Basic earnings per share before cumulative effect of accounting change	$5.12	$4.09	$3.06

Basic earnings per share after cumulative effect of accounting change	$5.05	$4.09	$3.06

Diluted earnings per share before cumulative effect of accounting change	$4.92	$3.93	$2.91

Diluted earnings per share after cumulative effect of accounting change	$4.85	$3.93	$2.91

Dividends paid per share	$0.11	$0.11	$0.11

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital, Net	Deferred Compensation	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount

Balance, December 31, 2000	199,670,421	$1,997	$575,179	$—	$1,471,106	$2,918	$(88,686)	$1,962,514
Comprehensive income:
Net income	—	—	—	—	641,965	—	—	641,965
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $5,927	—	—	—	—	—	9,671	—	9,671
Foreign currency translation adjustments	—	—	—	—	—	(23,161)	—	(23,161)
Cumulative effect of change in accounting principle, net of income tax benefit of $16,685	—	—	—	—	—	(27,222)	—	(27,222)
Loss on cash flow hedging instruments, net of income tax benefit of $28,686	—	—	—	—	—	(46,804)	—	(46,804)

Other comprehensive loss	—	—	—	—	—	(87,516)	—	(87,516)

Comprehensive income	—	—	—	—	—	—	—	554,449
Cash dividends—$.11 per share	—	—	—	—	(22,310)	—	—	(22,310)
Issuances of common and restricted stock	12,453,961	125	687,828	(45,472)	—	—	18,647	661,128
Exercise of stock options	5,532,603	55	141,178	—	—	—	35,069	176,302
Amortization of deferred compensation	—	—	—	984	—	—	—	984
Common stock issuable under incentive plan	—	—	(11,134)	—	—	—	—	(11,134)
Other items, net	—	—	1,545	—	—	—	—	1,545

Balance, December 31, 2001	217,656,985	2,177	1,394,596	(44,488)	2,090,761	(84,598)	(34,970)	3,323,478
Comprehensive income:
Net income	—	—	—	—	899,644	—	—	899,644
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $28,619	—	—	—	—	—	46,694	—	46,694
Foreign currency translation adjustments	—	—	—	—	—	41,816	—	41,816
Loss on cash flow hedging instruments, net of income tax benefit of $11,938	—	—	—	—	—	(19,478)	—	(19,478)

Other comprehensive loss	—	—	—	—	—	69,032	—	69,032

Comprehensive income	—	—	—	—	—	—	—	968,676
Cash dividends—$.11 per share	—	—	—	—	(23,457)	—	—	(23,457)
Issuance of mandatory convertible securities	—	—	36,616	—	—	—	—	36,616
Issuances of common and restricted stock	7,968,831	80	317,454	(85,231)	—	—	18	232,321
Exercise of stock options	1,447,346	14	55,585	—	—	—	—	55,599
Amortization of deferred compensation	—	—	—	27,749	—	—	—	27,749
Other items, net	—	—	2,189	—	—	—	—	2,189

Balance, December 31, 2002	227,073,162	2,271	1,806,440	(101,970)	2,966,948	(15,566)	(34,952)	4,623,171
Comprehensive income:
Net income	—	—	—	—	1,135,842	—	—	1,135,842
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $12,247	—	—	—	—	—	(20,853)	—	(20,853)
Foreign currency translation adjustments	—	—	—	—	—	71,290	—	71,290
Unrealized gain on cash flow hedging instruments, net of income taxes of $28,359	—	—	—	—	—	48,287	—	48,287

Other comprehensive income	—	—	—	—	—	98,724	—	98,724

Comprehensive income								1,234,566
Cash dividends—$.11 per share	—	—	—	—	(24,282)	—	—	(24,282)
Purchase of treasury stock	—	—	—	—	—	—	(14,569)	(14,569)
Issuances of common and restricted stock, net of forfeitures	3,755,271	38	201,515	(165,906)	—	—	—	35,647
Exercise of stock options	5,524,481	55	147,532	—	—	—	—	147,587
Amortization of deferred compensation	—	—	—	40,743	—	—	—	40,743
Common stock issuable under incentive plan	—	—	8,706	—	—	—	—	8,706
Other items, net	—	—	242	—	—	—	—	242

Balance, December 31, 2003	236,352,914	$2,364	$2,164,435	$(227,133)	$4,078,508	$83,158	$(49,521)	$6,051,811

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In Thousands)	2003	2002	2001

Operating Activities:
Net Income	$1,135,842	$899,644	$641,965
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of accounting change	23,869	—	—
Provision for loan losses	1,517,497	2,149,328	1,120,457
Depreciation and amortization, net	384,016	383,527	337,562
Losses (gains) on sales of securities available for sale	9,366	(77,515)	(13,495)
Gains on repurchase of senior notes	—	(26,969)	—
Gains on sales of auto loans	(66,436)	(28,213)	—
Stock plan compensation expense	49,449	27,749	(11,134)
Decrease (increase) in interest receivable	3,217	(112,053)	(20,087)
Increase in accounts receivable from securitizations	(1,132,630)	(645,775)	(1,266,268)
Decrease (increase) in other assets	557,347	(857,116)	(323,758)
Increase in interest payable	19,934	47,921	55,060
(Decrease) increase in other liabilities	(473,612)	746,501	864,573

Net cash provided by operating activities	2,027,859	2,507,029	1,384,875

Investing Activities:
Purchases of securities available for sale	(4,609,649)	(5,748,073)	(4,268,527)
Proceeds from maturities of securities available for sale	1,451,582	1,329,994	1,481,390
Proceeds from sales of securities available for sale	1,671,025	3,255,488	1,370,466
Proceeds from securitizations of consumer loans	11,466,122	12,533,886	11,915,990
Net increase in consumer loans	(18,939,278)	(20,980,322)	(18,057,529)
Principal recoveries of loans previously charged off	357,968	231,157	196,093
Additions of premises and equipment, net	(252,400)	(275,436)	(326,594)

Net cash used in investing activities	(8,854,630)	(9,653,306)	(7,688,711)

Financing Activities:
Net increase in interest-bearing deposits	5,090,367	4,486,997	4,459,943
Net increase in other borrowings	1,253,025	2,369,290	515,121
Issuances of senior notes	2,489,878	300,000	1,987,833
Maturities of senior notes	(1,059,940)	(562,605)	(706,916)
Repurchases of senior notes	—	(203,453)	—
Issuance of mandatory convertible securities	—	725,075	—
Purchases of treasury stock	(4,069)	—	—
Dividends paid	(24,282)	(23,457)	(22,310)
Net proceeds from issuances of common stock	25,147	232,321	477,892
Proceeds from exercise of stock options	118,149	33,649	62,804

Net cash provided by financing activities	7,888,275	7,357,817	6,774,367

Increase in cash and cash equivalents	1,061,504	211,540	470,531
Cash and cash equivalents at beginning of year	918,778	707,238	236,707

Cash and cash equivalents at end of year	$1,980,282	$918,778	$707,238

See Notes to Consolidated Financial Statements.

Note A

Significant Accounting Policies

Business

The Consolidated Financial Statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a holding company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”) which offers primarily automobile financing products. The Corporation and its subsidiaries are collectively referred to as the “Company.”

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the 2003 presentation.

The following is a summary of the significant accounting policies used in preparation of the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS 150”). SFAS 150 provides guidance on the reporting of various types of financial instruments as liabilities or equity. SFAS 150 is effective for instruments entered into or modified after May 31, 2003 and it is effective for pre-existing instruments beginning July 1, 2003. The adoption of SFAS 150 did not have an impact on the consolidated earnings or financial position of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 149”). SFAS 149 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the FASB as part of the Derivatives Implementation Group (“DIG”) process and clarifies the definition of a derivative. SFAS 149 also contains amendments to existing accounting pronouncements to provide more consistent reporting of contracts that are derivatives or contracts that contain embedded derivatives that require separate accounting. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have an impact on the consolidated earnings or financial position of the Company.

In April 2003, the FASB issued FASB Staff Position on Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS No. 140, (the “FSP on AIR”). The FSP on AIR adopts the provisions of the Interagency Advisory on the Accounting Treatment of Accrued Interest Receivable Related to Credit Card Securitizations (the “AIR Advisory”) issued jointly by the Office of the Comptroller of the Currency, The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Under the AIR Advisory and the FSP on AIR, any subordinated finance charge and fee receivables on the investors’ interest in securitized loans should be treated as retained beneficial interests and not reported as part of “Loans Receivable” or other terminology implying that it has not been subordinated to the senior interests in the securitization. The FSP on AIR became effective for fiscal quarters beginning after

March 31, 2003. The Company reclassified $577.0 million and $509.7 million in subordinated finance charge and fee receivables on the investors’ interest in securitized loans for December 2003 and 2002, respectively, from “Consumer loans” to “Accounts receivable from securitizations” on the Consolidated Balance Sheets and reclassified $74.8 million and $76.2 million for the year ended December 31, 2003 and 2002, respectively, in interest income derived from such balances from “Consumer Loan Interest Income” to “Other Interest Income” on the Consolidated Statements of Income. Information required for the reclassification was unavailable for periods prior to 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation addresses consolidation of business enterprises of variable interest entities (“VIEs”), which have certain characteristics. These characteristics include either that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or that the equity investors in the entity lack one or more of the essential characteristics of a controlling financial interest. Originally, FIN 46 applied immediately to VIEs created after January 31, 2003, and on July 1, 2003 for VIEs acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position FIN 46-6, which deferred the application of FIN 46 for public entities until the first interim period ending after December 15, 2003, for VIEs acquired before February 1, 2003 only. The Company elected to early adopt the provisions of FIN 46 for the interim period ended September 30, 2003. The Company has consolidated all material VIEs for which the Company is the primary beneficiary, as defined under FIN 46, effective July 1, 2003. The Company recorded premises and equipment of $139.8 million, other borrowings of $178.3 million and recognized a charge of $15.0 million, net of tax, for a cumulative effect of a change in accounting principle.

The Company has determined that it does not have any significant interest in VIEs for which it is not the primary beneficiary. All securitization transactions that receive sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125 (“SFAS 140”), are accomplished through qualifying special purpose entities and such transactions are not subject to the provisions of FIN 46. The Company has also evaluated the trust related to the junior subordinated capital income securities under the provisions of FIN 46 and has determined that the deconsolidation of the trust would not have a material impact on the consolidated earnings or financial position of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123, (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In December 2003, the Company adopted the expense recognition provisions of SFAS 123 under the prospective method allowed by SFAS 148, to all awards granted, modified or settled after January 1, 2003. The adoption of the expense recognition provisions of SFAS 123 resulted in the recognition of pre-tax compensation expense of $5.0 million for the year ended December 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 requires the initial disclosure of applicable guarantees in all issuances of financial statements of interim or annual periods ending after December 15, 2002. The additional provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company adopted the disclosure provisions required by FIN 45 in its consolidated financial statements for the year ended December 31, 2002, and adopted the recognition and measurement provisions in its consolidated financial statements for the year ended December 31, 2003. The adoption of the recognition and measurement provisions of FIN 45 in 2003 did not have a material impact on the consolidated earnings or financial position of the Company. See Note P, Commitments, Contingencies and Guarantees.

In July of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for a disposal obligation be recognized and measured at its fair value when it is incurred rather than at the date the Company’s commits to an exit plan, and that severance pay be recognized over time rather than up front unless certain conditions are met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the consolidated earnings or financial position of the Company.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks. Cash paid for interest for the years ended December 31, 2003, 2002 and 2001 was $1.6 billion, $1.4 billion, and $1.1 billion, respectively. Cash paid for income taxes for the years ended December 31, 2003, 2002 and 2001 was $571.2 million, $585.8 million, and $70.8 million, respectively.

Securities Available for Sale

The Company classifies all debt securities as securities available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method.

Revenue Recognition

The Company recognizes earned finance charges and fee income on loans according to the contractual provisions of the credit agreements. When, based on historic performance of the portfolio, payment in full of finance charge and fee income is not expected, the estimated uncollectible portion is not accrued as income. Amounts collected on previously unrecognized or charged-off amounts related to finance charges and fees are recognized as income. Costs to recover previously charged-off accounts are recorded as collection expense in “Other non-interest expense”. Total finance charge and fee amounts billed but not accrued as income were $2.0 billion and $2.2 billion for the years ended December 31, 2003 and 2002, respectively.

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by MasterCard International Inc. and Visa U.S.A. Inc. and are based on cardholder purchase volumes. The Company recognizes interchange income as earned. The Company offers to its customers certain rewards programs based on purchase volumes. The provision for the cost of the rewards programs is based upon points awarded in the current year which are ultimately expected to be redeemed by program members and the current average cost per point of redemption. The cost of these rewards programs is deducted from interchange income. The cost of the rewards programs related to securitized loans is deducted from servicing and securitizations income.

Annual membership fees and direct loan origination costs are deferred and amortized over one year on a straight-line basis. Dealer fees and premiums are deferred and amortized over five years on a straight-line basis for auto loan originations. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan. Deferred fees (net of deferred costs of $109.9 million and $94.3 million in 2003 and 2002, respectively) were $319.8 million and $332.9 million as of December 31, 2003 and 2002, respectively.

Loan Securitizations

Loan securitization involves the sale, generally to a trust or other special purpose entity, of a pool of loan receivables and is accomplished primarily through the public and private issuance of asset-backed securities by the special purpose entity. The Company removes loan receivables from the Consolidated Balance Sheets for those asset securitizations that qualify as sales in accordance with SFAS 140. The trusts are qualifying special purpose entities as defined by SFAS 140. For those asset securitizations that qualify as sales in accordance with SFAS 140, the trusts to which the loans were sold are not subsidiaries of the Company, and are not included in the Company’s consolidated financial statements in accordance with GAAP. Gains on securitization transactions, fair value adjustments related to residual interests and earnings on the Company’s securitizations are included in servicing and securitizations income in the Consolidated Statements of Income and amounts due from the trusts are included in accounts receivable from securitizations on the Consolidated Balance Sheets.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. In evaluating the sufficiency of the allowance for loan losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of the collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable.

The Company charges off credit card loans at 180 days past the due date, and generally charges off other consumer loans at 120 days past the due date or upon repossession of collateral. Bankrupt consumers’ accounts are generally charged-off within 30 days of receipt of the bankruptcy petition. Amounts collected on previously charged-off accounts related to principal are included in recoveries for the determination of net charge-offs. Costs to recover previously charged-off accounts are recorded as collection expense in other non-interest expenses.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes direct costs (including external costs for purchased software, contractors, consultants and internal staff costs) for internally developed software projects that have been identified as being in the application development stage. Depreciation and amortization expenses are computed generally by the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are as follows: buildings and improvements—5-39 years; furniture and equipment—3-10 years; computers and software—3 years.

Goodwill

The Company performs annual impairment tests for acquisition goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

Marketing

The Company expenses marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired.

Credit Card Fraud Losses

The Company experiences fraud losses from the unauthorized use of credit cards. Transactions suspected of being fraudulent are charged to non-interest expense after a sixty-day investigation period.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Segments

The accounting policies of operating and reportable segments, as defined by the Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are the same as those described elsewhere in this footnote. Revenue for all segments is derived from external parties. Performance evaluation of and resource allocation to each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results. See Note B, Segments, for further discussion of the Company’s operating and reportable segments.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as hedges of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change in the fair value.

The Company formally documents all hedging relationships, as well as its risk management objective and strategy for undertaking the hedge transaction. The hedge instrument and the hedged item are designated at the execution of the hedge instrument or upon re-designation during the life of the hedge. At inception, at least quarterly or upon re-designation, the Company also formally assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the hedged items to which they are designated and whether those derivatives may be expected to remain highly effective in future periods. Hedge effectiveness is assessed and measured under identical time periods To the extent that hedges qualify under paragraph 68 of SFAS 133, the Company uses the short-cut method to assess effectiveness. Otherwise, the Company utilizes the dollar-offset method or matches the significant terms of the derivative and hedge item to determine that the hedging transactions are/or have been highly effective. Changes in fair value of the hedged item and the hedge instrument are maintained over the life of the hedge and are recorded as of the last day of the month or quarter. The Company will discontinue hedge accounting prospectively when it is determined that a derivative has ceased to be highly effective as a hedge.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for the Company’s fixed stock options for years prior to 2003, as the exercise price of all such options equals or exceeds the market value of the underlying common stock on the date of grant. In December 2003 as discussed above, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS 123”), prospectively to all awards granted, modified, or settled after January 1, 2003. Typically, awards under the Company’s plans vest over a three year period. Therefore, cost related to stock-based compensation included in net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period is presented in the table below. The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model and is amortized into expense over the options’ vesting period.

	For the Years Ended December 31

	2003	2002	2001

Pro Forma Information
Net income, as reported	$1,135,842	$899,644	$641,965
Stock-based employee compensation expense included in reported net income	31,842	17,204	610
Stock-based employee compensation expense determined under fair value based method(1)	(173,707)	(174,439)	(97,331)

Pro forma net income	$993,977	$742,409	$545,244

Earnings per share:
Basic—as reported	$5.05	$4.09	$3.06
Basic—pro forma	$4.42	$3.37	$2.60

Diluted—as reported	$4.85	$3.93	$2.91
Diluted—pro forma	$4.33	$3.37	$2.55

(1)	Includes amortization of compensation expense for current year grants and prior year grants over the options’ vesting period.

Change in Recoveries Classification

During 2002, the Company changed its financial statement presentation of recoveries of charged-off loans in response to guidelines that were published by the Federal Financial Institutions Examination Council (“FFIEC”) with respect to credit card account management. Prior to 2002, the Company recognized all recoveries of charged-off loans in the allowance for loan losses and provision for loan losses. Starting in 2002, the Company classifies the portion of recoveries related to finance charges and fees as revenue. All prior period recoveries were reclassified to conform to the current financial statement presentation of recoveries. This classification had no impact on prior period earnings.

The 2002 change in the classification of recoveries resulted in a change to the 2002 recoveries estimate used as part of the calculation of the Company’s December 31, 2002 allowance for loan losses and 2002 finance charge and fee revenue. The change in the recoveries estimate resulted in an increase to the allowance for loan losses and a reduction of the amount of finance charges and fees deemed uncollectible under the Company’s revenue recognition policy for the year ended December 31, 2002. The change in estimate resulted in an increase of $38.4 million to interest income and $44.4 million to non-interest income offset by an increase in the provision for loan losses of $133.4 million for the year ended December 31, 2002. Therefore, net income for the year ended December 31, 2002, was negatively impacted by $31.4 million or $.14 per diluted share as a result of the change in estimate.

Note B

Segments

Based on an internal assessment of the information the Company uses to make resource allocation decisions and measure performance, reportable segments, as defined by SFAS 131, were revised during the fourth quarter of 2003. Prior years’ amounts have been reclassified to conform to the new presentation.

The Company maintains three distinct operating segments: U.S. Card, Auto Finance, and Global Financial Services. The U.S. Card segment consists of domestic credit card lending activities. The Auto Finance segment consists of automobile financing activities. The Global Financial Services segment is comprised of international lending activities, installment lending, small business lending, patient financing, and other investment businesses. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131 and are disclosed separately. The Other caption includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other caption also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

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

	For the Year Ended December 31, 2003

	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported

Net interest income	$4,287,814	$727,987	$1,072,098	$(49,985)	$6,037,914	$(3,252,825)	$2,785,089
Non-interest income	3,583,357	101,984	605,821	(90,536)	4,200,626	1,215,298	5,415,924
Provision for loan losses	2,647,406	382,952	595,543	(70,877)	3,555,024	(2,037,527)	1,517,497
Non-interest expenses	3,348,894	289,414	988,321	253,963	4,880,592	—	4,880,592
Income tax provision (benefit)	693,702	58,314	29,216	(114,150)	667,082	—	667,082

Net income (loss)	$1,181,169	$99,291	$64,839	$(209,457)	$1,135,842	$—	$1,135,842

Loans receivable	$46,278,750	$8,466,873	$16,507,937	$(8,764)	$71,244,796	$(38,394,527)	$32,850,269

	For the Year Ended December 31, 2002

	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported

Net interest income	$3,931,880	$544,501	$750,540	$57,417	$5,284,338	$(2,565,226)	$2,719,112
Non-interest income	3,874,987	65,509	504,438	(33,760)	4,411,174	1,055,662	5,466,836
Provision for loan losses	2,801,423	361,717	440,616	55,136	3,658,892	(1,509,564)	2,149,328
Non-interest expenses	3,391,283	231,741	827,376	135,181	4,585,581	—	4,585,581
Income tax provision (benefit)	613,381	6,290	(4,883)	(63,393)	551,395	—	551,395

Net income (loss)	$1,000,780	$10,262	$(8,131)	$(103,267)	$899,644	$—	$899,644

Loans receivable	$40,862,142	$6,992,541	$11,868,006	$23,848	$59,746,537	$(32,402,607)	$27,343,930

	For the Year Ended December 31, 2001

	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported

Net interest income	$2,988,939	$215,838	$484,183	$(55,143)	$3,633,817	$(1,883,675)	$1,750,142
Non-interest income	3,008,536	19,879	324,396	60,966	3,413,777	1,049,985	4,463,762
Provision for loan losses	1,589,242	174,897	251,862	(61,854)	1,954,147	(833,690)	1,120,457
Non-interest expenses	3,159,370	117,853	632,980	147,824	4,058,027	—	4,058,027
Income tax provision (benefit)	474,568	(21,672)	(31,618)	(27,823)	393,455	—	393,455

Net income (loss)	$774,295	$(35,361)	$(44,645)	$(52,324)	$641,965	$—	$641,965

Loans receivable	$33,037,910	$3,957,729	$8,318,395	$(50,071)	$45,263,963	$(24,342,949)	$20,921,014

The $15.0 million ($23.9 million pre-tax) charge for the cumulative effect of a change in accounting principle related to the adoption of FIN 46 was included in non-interest expense and reported in the Other category for segment reporting for the year ended December 31, 2003.

During the years ended December 31, 2003 and 2002, the Company sold $1.9 billion and $1.5 billion, respectively, of auto loans. These transactions resulted in gains of $66.4 million and $28.2 million for the years ended December 31, 2003 and 2002, respectively, of which $56.9 million and $24.6 million was allocated to the Auto Finance segment while the remainder was held in the Other category.

During 2002, the Company realigned certain aspects of its European operations. Charges related to the realignment of $12.5 million ($7.8 million after taxes) were recognized and allocated to the Global Financial Services segment.

During the third quarter 2002, the Company expensed $38.8 million ($24.1 million after taxes) related to early termination of leases, unused facility capacity, and accelerated depreciation of related fixed assets. The Company allocated $32.8 million of these expenses to the U.S. Card segment, $1.6 million to the Other category, $1.1 million to the Auto Finance segment and $3.3 million to the Global Financial Services segment.

Note C

Securities Available for Sale

Securities available for sale as of December 31, 2003, 2002 and 2001 were as follows:

	Maturity Schedule

	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Amortized Cost Totals

December 31, 2003
U.S. Treasury and other U.S. government agency obligations	$792,926	$1,066,342	$1,082,814	$—	$2,942,082	$2,920,310
Collateralized mortgage obligations	270,637	1,681,920	10,718	—	1,963,275	1,958,782
Mortgage backed securities	24,676	851,237	—	—	875,913	871,062
Other	3,958	507	—	80,893	85,358	81,710

Total	$1,092,197	$3,600,006	$1,093,532	$80,893	$5,866,628	$5,831,864

December 31, 2002
U.S. Treasury and other U.S. government agency obligations	$613,404	$1,287,246	$669,339	$—	$2,569,989	$2,522,429
Collateralized mortgage obligations	492,163	897,547	10,929	—	1,400,639	1,373,759
Mortgage backed securities	—	420,726	—	—	420,726	414,822
Other	3,180	540	1,976	26,627	32,323	32,452

Total	$1,108,747	$2,606,059	$682,244	$26,627	$4,423,677	$4,343,462

December 31, 2001
U.S. Treasury and other U.S. government agency obligations	$256,548	$748,224	$800,184	$—	$1,804,956	$1,796,033
Collateralized mortgage obligations	—	—	19,814	616,863	636,677	628,897
Mortgage backed securities	—	—	8,536	640,171	648,707	662,098
Other	1,092	424	244	23,791	25,551	25,678

Total	$257,640	$748,648	$828,778	$1,280,825	$3,115,891	$3,112,706

The fair value of the investments in an unrealized loss position at December 31, 2003 was $1.6 billion. Individual investments held at December 31, 2003, have not been in an unrealized loss position for more than twelve months. The Company has determined that these investments have only temporary impairment based on a number of criteria, including the timeframe of the unrealized loss position, the nature of the investments and the Company’s intent to hold the fixed income securities to maturity.

	Weighted Average Yields

	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years

December 31, 2003
U.S. Treasury and other U.S. government agency obligations	2.05%	3.26%	4.44%	—
Collateralized mortgage obligations	6.94	4.75	4.98	—
Mortgage backed securities	6.35	5.24	—	—
Other	0.16	6.45	—	4.92%

Total	3.35%	4.42%	4.45%	4.92%

The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities could differ because issuers may have the right to call or prepay obligations.

Weighted average yields were determined based on amortized cost. Gross realized gains on sales of securities were $10.5 million, $96.9 million, and $19.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses were $19.9 million, $19.4 million, and $5.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note D

Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31

	2003	2002	2001

Balance at beginning of year	$1,720,000	$840,000	$527,000
Provision for loan losses	1,517,497	2,149,328	1,120,457
Other	3,863	(9,644)	14,800
Charge-offs	(2,004,328)	(1,490,841)	(1,018,350)
Principal recoveries	357,968	231,157	196,093

Net charge-offs	(1,646,360)	(1,259,684)	(822,257)

Balance at end of year	$1,595,000	$1,720,000	$840,000

Loans totaling approximately $454.8 million and $567.4 million, representing amounts which were greater than 90 days past due, were included in the Company’s reported loan portfolio as of December 31, 2003 and 2002, respectively.

Note E

Premises and Equipment

Premises and equipment were as follows:

	December 31

	2003	2002

Land	$111,288	$103,954
Buildings and improvements	610,419	437,023
Furniture and equipment	844,447	773,092
Computer software	348,789	298,208
In process	182,741	92,550

	2,097,684	1,704,827
Less: Accumulated depreciation and amortization	(1,195,084)	(934,501)

Total premises and equipment, net	$902,600	$770,326

Depreciation and amortization expense was $260.6 million, $264.8 million, and $236.0 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Note F

Borrowings

Borrowings as of December 31, 2003 and 2002 were as follows:

	2003		2002

	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate

Interest-bearing deposits	$22,416,332	4.03%	$17,325,965	4.65%

Senior notes
Bank—fixed rate	$5,242,507	6.37%	$3,723,200	7.00%
Bank—variable rate	20,000	2.41	275,000	2.31
Mandatory convertible securities	730,580	6.25	718,278	6.25
Corporation	1,022,933	7.37	849,137	7.75

Total	$7,016,020		$5,565,615

Other borrowings
Secured borrowings	$6,415,697	2.59%	$4,814,030	3.41%
Facility financing	83,762	6.86	—	—
Junior subordinated capital income securities	99,207	2.71	98,950	3.26
Federal funds purchased and resale agreements	45,000	0.97	554,887	1.26
Other short-term borrowings	1,152,947	1.44	897,208	2.09

Total	$7,796,613		$6,365,075

Interest-Bearing Deposits

As of December 31, 2003, the Company had $22.4 billion in interest-bearing deposits of which $10.9 billion represented large denomination certificates of $100 thousand or more, with original maturities of up to ten years.

Senior Notes

Bank Notes

Senior and Subordinated Global Bank Note Program

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $4.7 billion and $2.7 billion outstanding at December 31, 2003 and 2002, respectively. In January 2003, the Bank increased its capacity under the Senior and Subordinated Global Bank Note Program to $8.0 billion and in May 2003 updated this Program. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $526.5 million and $1.3 billion was outstanding at December 31, 2003 and 2002, respectively. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

During 2003, the Company issued $600 million of five-year 4.875% fixed rate senior bank notes, $500 million of ten-year 6.5% fixed rate subordinate bank notes, $600 million of seven-year 5.75% fixed rate senior bank notes, and $500 million of five-year 4.25% fixed rate senior bank notes under the Senior and Subordinated Global Bank Note Program.

In July 2002, the Company repurchased senior bank notes in the amount of $230.4 million, which resulted in a pre-tax gain of $27.0 million.

In February 2004, the Company issued $500 million of ten-year 5.125% fixed rate senior bank notes under the Senior and Subordinated Global Bank Note Program.

Mandatory Convertible Securities

In April 2002, the Company completed a public offering of mandatory convertible debt securities (the “Upper Decs®”), that resulted in net proceeds of approximately $725.1 million. The net proceeds were used for general corporate purposes. Each Upper Dec® initially consists of and represents (i) a senior note due May 17, 2007 with a principal amount of $50, on which the Company will pay interest quarterly at the initial annual rate of 6.25%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $50, shares of the Company’s common stock on May 17, 2005 (or earlier under certain conditions), with such number of shares to be determined based upon the average closing price per share of the Company’s common stock for 20 consecutive trading days ending on the third trading day immediately preceding the stock purchase date at a minimum per share price of $63.91 and a maximum per share price of $78.61. The minimum and maximum amount of shares to be issued by the Company is 9.5 million and 11.7 million shares, respectively.

The senior notes will initially be pledged to secure the holder’s obligations under the forward purchase contracts. Each holder of an Upper Dec® may elect to withdraw the pledged senior notes or treasury securities underlying the Upper Decs® by substituting, as pledged securities, specifically identified treasury securities that will pay $50 on the relevant stock purchase date, which is the amount due on that date under each forward purchase contract. In February 2005, the senior notes will be remarketed, and the interest rate will be reset based on interest rates in effect at the time of remarketing. The holders will use the proceeds of the remarketing to fund their obligations to purchase shares of the Company’s common stock under the forward purchase contract, with such number of shares to be determined based upon the average closing price per share of the Company’s common stock for 20 consecutive trading days ending on the third trading day immediately preceding the stock purchase date at a minimum per share price of $63.91 and a maximum per share price of $78.61.

Corporation Shelf Registration Statement

As of December 31, 2003, the Corporation had one effective shelf registration statements under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts. The Corporation’s shelf registration statement had $1.9 billion available at December 31, 2003. There was $2.2 billion available at December 31, 2002.

In November 2003, the Company issued $300.0 million ten-year 6.25% fixed rate senior notes through its shelf registration.

On November 11, 2002, the Corporation issued shares of its common stock having an aggregate value of $54.9 million to certain former shareholders of AmeriFee Corporation (“AmeriFee”) in connection with the termination of the stock purchase agreement relating to the Corporation’s acquisition of AmeriFee. Of this amount, $43.9 million of the Corporation’s common stock was issued through its shelf registration statement and $11.0 million was issued in an unregistered offering.

In January 2002, the Company issued $300.0 million of five-year senior notes with a coupon rate of 8.75%.

Other Borrowings

Secured Borrowings

COAF, a subsidiary of the Company, maintained eleven agreements to transfer pools of consumer loans accounted for as secured borrowings at December 31, 2003. The agreements were entered into between 1999 and 2003, relating to the transfers of pools of consumer loans totaling $10.0 billion. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred consumer loans. The secured borrowings accrue interest predominantly at fixed rates and mature between June 2006 and November 2008, or earlier depending upon the repayment of the underlying consumer loans. At December 31, 2003 and 2002, $6.4 billion and $4.6 billion, respectively, of the secured borrowings were outstanding.

PeopleFirst, a subsidiary of COAF, previously maintained agreements to transfer pools of consumer loans accounted for as secured borrowings. At December 31, 2002, $243.0 million of the secured borrowings were outstanding. Since all agreements are now maintained under COAF, Peoplefirst had no agreements outstanding at December 31, 2003.

Effective February 2, 2004, PeopleFirst Finance, LLC merged into its parent, PeopleFirst, Inc., which then merged into its parent, Capital One Auto Finance, Inc.

Facility Financing

As a result of the adoption of FIN 46, the Company consolidated certain variable interest entities related to structured operating leases of several office facilities, bringing the buildings and related facility financing on-balance sheet. At December 31, 2003, the Company had $83.8 million in other borrowings on the consolidated balance sheet.

Junior Subordinated Capital Income Securities

In January 1997, Capital One Capital I, a subsidiary of the Bank created as a Delaware statutory business trust, issued $100.0 million aggregate amount of Floating Rate Junior Subordinated Capital Income Securities that mature on February 1, 2027. The securities represent a preferred beneficial interest in the assets of the trust.

Other Short-Term Borrowings

Revolving Credit Facility

In May 2003, the Company terminated the Domestic Revolving Credit Facility and replaced it with a new revolving credit facility providing for an aggregate of $1.0 billion in unsecured borrowings from various lending institutions to be used for general corporate purposes (the “Revolving Credit Facility”). The Revolving Credit Facility is available to the Corporation, the Bank, the Savings Bank and Capital One Bank (Europe) plc; however, the Corporation’s availability is limited to $250.0 million. All borrowings under the Revolving Credit Facility are based on varying terms of London InterBank Offering Rate (“LIBOR”).

In January 2004, the Company increased the capacity of the Revolving Credit Facility to $1.1 billion.

Domestic Revolving Credit Facility

The Domestic Revolving Credit Facility (the “Credit Facility”), which expired in May of 2003, was available for general corporate purposes of the Company. At December 31, 2002, the Credit Facility had a total capacity of $1.2 billion all of which was available.

Multicurrency Facility

The Euro 300 million multicurrency revolving credit facility (the “Multicurrency Facility”) is available for general purposes of the Bank’s business in the United Kingdom. The Corporation and the Bank serve as guarantors of all borrowings by Capital One Bank (Europe), plc under the Multicurrency Facility. Internationally, the Company has funding programs available to foreign investors or to raise funds in foreign currencies, allowing the Company to borrow from U.S. and non-U.S. lenders, including foreign currency funding options under the Credit Facility discussed above. The Company funds its foreign assets by directly or synthetically borrowing or securitizing in the local currency to mitigate the financial statement effect of currency translations. All borrowings under the Multicurrency Facility are based on varying terms of LIBOR. The Multicurrency Facility has a total capacity of Euro 300 million ($377.4 million equivalent based on the exchange rate at December 31, 2003). As of December 31, 2003 and 2002, the Company had no outstandings under the Multicurrency Facility.

Collateralized Revolving Credit Facility

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Collateralized Revolving Credit Facility”). As of December 31, 2003, the credit facility had the capacity to issue up to $3.9 billion in secured notes. The Collateralized Revolving Credit Facility has multiple participants, each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. At December 31, 2003 and 2002, $1.2 billion and $894.0 million, respectively, were outstanding under the facility.

Interest-bearing deposits, senior notes and other borrowings as of December 31, 2003, mature as follows:

	Interest- Bearing Deposits	Senior Notes	Other Borrowings	Total

2004	$7,427,191	$1,031,272	$3,040,336	$11,498,799
2005	5,055,481	1,545,380	2,257,350	8,858,211
2006	3,596,956	1,245,888	1,626,053	6,468,897
2007	3,290,187	299,852	688,933	4,278,972
2008	2,418,922	1,496,599	180,636	4,096,157
Thereafter	627,595	1,397,029	3,305	2,027,929

Total	$22,416,332	$7,016,020	$7,796,613	$37,228,965

Note G

Stock Plans

The Company has five stock-based compensation plans: three employee plans and two non-employee directors plans. Under the plans, the Company reserves common shares for the issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive stock awards. The form of stock compensation is specific to each plan. Generally the exercise price of each stock option will equal or exceed the market price of the Company’s stock on the date of grant, the maximum term will be ten years, and vesting is determined at the time of grant, typically either 33 1/3 percent per year beginning with the first anniversary of the grant date for options, three years from the time of grant for restricted stock or accelerated vesting option grants as described below.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for each of the Company’s stock-based compensation plans as of December 31, 2003, 2002 and 2001:

		Available For Issuance

Plan Name	Shares Reserved	2003	2002	2001

2002 Non-Executive Officer Stock Incentive Plan	8,500,000	1,464,227	2,167,450	—
1999 Stock Incentive Plan	600,000	338,800	322,300	305,350
1994 Stock Incentive Plan(1)	67,112,640	1,423,352	2,186,615	2,770,459
1999 Non-Employee Directors Stock Incentive Plan	825,000	195,920	220,000	22,510
1995 Non-Employee Directors Stock Incentive Plan(2)	600,000	—	—	—

(1)	Available for issuance includes the CEO incentive stock grant at its maximum amount.
(2)	The plan’s ability to issue grants was terminated in 1999. There are currently 457,500 options outstanding under the plan.

A summary of the status of the Company’s options as of December 31, 2003, 2002 and 2001, and changes for the years then ended is presented below:

	2003		2002		2001

	Options (000s)	Weighted- Average Exercise Price Per Share	Options (000s)	Weighted- Average Exercise Price Per Share	Options (000s)	Weighted- Average Exercise Price Per Share

Outstanding at beginning of year	52,108	$40.06	49,180	$40.74	36,689	$30.57
Granted	1,930	55.42	6,631	36.52	20,148	49.84
Exercised	(5,737)	23.99	(1,623)	27.19	(6,950)	12.29
Cancelled	(3,647)	50.76	(2,080)	53.31	(707)	55.89

Outstanding at end of year	44,654	$42.00	52,108	$40.06	49,180	$40.74

Exercisable at end of year	23,923	$35.87	23,340	$30.20	18,714	$23.25

Weighted-average fair value of options granted during the year		$27.27		$16.53		$29.73

The fair value of the options granted during 2003, 2002 and 2001 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below:

	For the Years Ended December 31

Assumptions	2003	2002	2001

Dividend yield	.24%	.25%	.19%
Volatility factors of expected market price of stock	54%	55%	50%
Risk-free interest rate	3.25%	3.15%	4.15%
Expected option lives (in years)	5.0	5.0	8.5

The following table summarizes information about options outstanding as of December 31, 2003:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding (000s)	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price Per Share	Number Exercisable (000s)	Weighted-Average Exercise Price Per Share

$4.31-$6.46	98	1.1	years	$6.10	98	$6.10
$6.47-$9.70	211	1.9		7.99	211	7.99
$9.71-$14.56	4,954	1.8		9.95	4,954	9.95
$14.57-$21.85	1,319	4.0		16.13	1,319	16.13
$21.86-$32.79	842	6.2		31.65	639	31.61
$32.80-$49.20	27,587	7.6		44.32	14,156	43.62
$49.21-$73.82	9,636	6.7		57.37	2,539	57.88
$73.83-$76.37	7	5.7		76.37	7	76.37

The Company recognized $29.4 million, $22.0 million and $113.5 million of tax benefits from the exercise of stock options by its associates during 2003, 2002 and 2001, respectively.

The Company granted 3.1 million and 2.5 million restricted stock awards with a weighted average grant date value of $56.07 and $34.58 per share for 2003 and 2002, respectively. Restrictions generally expire in three years from the date of grant. The compensation cost that has been charged against income for the Company’s restricted stock awards was $40.7 million and $27.7 million for 2003 and 2002, respectively.

2003 CEO Grant

In December 2003, the Company’s Board of Directors approved a compensation package for the Company’s Chief Executive Officer (CEO). This package was comprised of stock options and incentive stock. 360,000 options were granted at the fair market value at the date of grant and will vest in one-third increments over three years. The amount of incentive stock issued will be based on the Company’s three year cumulative earnings per share growth compared to the earnings per share growth of a peer group that includes thirty-three companies. The number of shares will be determined at the end of the three year period; the CEO will receive the shares, if any, on March 31, 2007. If Capital One stockholders approve a new employee stock incentive plan permitting the issuance of restricted stock units prior to March 31, 2007, then the CEO will instead receive an equal number of restricted stock units that will vest and become payable on January 1 following the CEO’s retirement or other departure from employment with Capital One. The target amount for the incentive stock issuance is 236,940 shares but could vary from a minimum amount of zero to the maximum amount of 355,410 shares. Compensation expense was recorded for the options and incentive stock in accordance with SFAS 123.

Accelerated Vesting Option Grants

EntrepreneurGrant V

In October 2001, the Company’s Board of Directors approved a stock options grant to senior management (“EntrepreneurGrant V”). This grant was composed of 6,502,318 options to certain key managers (including 3,535,000 performance-based options to the Company’s Chief Executive Officer (“CEO”) and Chief Operating

Officer (“COO”)) at the fair market value on the date of grant. The CEO and COO gave up their salaries, annual cash incentives, annual option grants and Senior Executive Retirement Plan contributions for the years 2002 and 2003 in exchange for their EntrepreneurGrant V options. Other members of senior management had the opportunity to forego up to 50 percent of their expected annual cash incentives for 2002 through 2004 in exchange for performance-based options. All performance-based options under this grant will vest on October 18, 2007. Vesting will be accelerated if the Company’s common stock’s fair market value is at or above $83.87 per share, $100.64 per share, $120.77 per share or $144.92 per share in any five trading days during the performance period on or before October 18, 2004, 2005, 2006 or 2007, respectively. In addition, the performance-based options under this grant will also vest upon the achievement of at least $5.03 cumulative diluted earnings per share in any four consecutive quarters ending in the fourth quarter of 2004, or upon a change of control of the Company. Options under this grant qualify as fixed as defined by APB 25, accordingly no compensation expense is recognized.

EntrepreneurGrant IV

In April 1999, the Company’s Board of Directors approved a stock option grant to senior management (“Entrepreneur Grant IV”). This grant was composed of 7,636,107 options to certain key managers (including 1,884,435 options to the Company’s CEO and COO) with an exercise price equal to the fair market value on the date of grant. The CEO and COO gave up their salaries for the year 2001 and their annual cash incentives, annual option grants and Senior Executive Retirement Plan contributions for the years 2000 and 2001 in exchange for their Entrepreneur Grant IV options. Other members of senior management had the opportunity to give up all potential annual stock option grants for 1999 and 2000 in exchange for this one-time grant. Under the original terms, all options under this grant would have vested on April 29, 2008, or earlier if the common stock’s fair market value was at or above $100 per share for at least ten trading days in any 30 consecutive calendar day period on or before June 15, 2002, or upon a change of control of the Company. In May 2001, the Company’s Board of Directors approved an amendment to EntrepreneurGrant IV that provides additional vesting criteria. As amended, EntrepreneurGrant IV will continue to vest under its original terms, and will also vest if the Company’s common stock price reaches a fair market value of at least $120 per share or $144 per share for ten trading days within 30 calendar days prior to June 15, 2003 or June 15, 2004, respectively. In addition, 50% of the EntrepreneurGrant IV stock options held by middle management as of the grant date will vest on April 29, 2005, regardless of stock performance. Options under this grant qualify as fixed as defined by APB 25, accordingly no compensation expense is recognized.

Director Accelerated Vesting Option Grants

In October 2001, the Company granted 305,000 options to the non-executive members of the Board of Directors for director compensation for the years 2002, 2003 and 2004. These options were granted at the fair market value on the date of grant and vest on October 18, 2010. Vesting will be accelerated if the stock’s fair market value is at or above $83.87 per share, $100.64 per share, $120.77 per share, $144.92 per share, $173.91 per share, $208.70 per share or $250.43 per share for at least five days during the performance period on or before October 18, 2004, 2005, 2006, 2007, 2008, 2009 or 2010, respectively. In addition, the options under this grant will vest upon the achievement of at least $5.03 cumulative diluted earnings per share for any four consecutive quarters ending in the fourth quarter 2004, or upon a change in control of the Company. Options under this grant qualify as fixed, as defined by APB 25, accordingly no compensation expense is recognized.

In April 1999, all non-employee directors of the Company were given the option to receive performance-based options under this plan in lieu of their annual cash retainer and their time-vesting options for each of 1999, 2000 and 2001. As a result, 497,490 performance-based options were granted to certain non-employee directors of the Company. The options would have vested in full if, on or before June 15, 2002, the market value of the Company’s stock would have equaled or exceeded $100 per share for ten trading days in a 30 consecutive calendar day period or upon change of control of the Company on or before June 15, 2002. The vesting provisions were not achieved and as such the unvested options were cancelled during 2002.

Associate Stock Purchase Plan

The Company maintains an Associate Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is a compensatory plan under SFAS 123; accordingly the Company recognized $3.9 million in compensation expense in 2003.

Under the Purchase Plan, associates of the Company are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of unissued common or treasury stock of the Company at 85% of the current market price. Shares may also be acquired on the market. The Company terminated its 1995 Associate Stock Purchase Plan in October 2002 when shares available for issuance under such plan were exhausted, and implemented in substitution its 2002 Associate Stock Purchase Plan under substantially similar terms. An aggregate of 3.0 million common shares has been authorized for issuance under the 2002 Associate Stock Purchase Plan, of which 2.1 million shares were available for issuance as of December 31, 2003.

Dividend Reinvestment and Stock Purchase Plan

In 1997, the Company implemented its dividend reinvestment and stock purchase plan (“1997 DRP”), which allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments. The Company issued 10.4 thousand and 3.0 million shares of new common stock in 2003 and 2002, respectively, under the 1997 DRP. The Company also instituted an additional dividend reinvestment and stock purchase plan in 2002 (“2002 DRP”) with an additional 7.5 million shares reserved, all of which were available for issuance at December 31, 2003.

Note H

Common and Preferred Shares

Share Repurchase Program

In July 1997, the Company’s Board of Directors voted to repurchase up to 6.0 million shares of the Company’s common stock to mitigate the dilutive impact of shares issuable under its benefit plans, including the Purchase Plan, dividend reinvestment plan and stock incentive plans. In July 1998 and February 2000, the Company’s Board of Directors voted to increase this amount by 4,500,000 and 10,000,000 shares, respectively, of the Company’s common stock. For the years ended December 31, 2003, and 2002, the Company did not repurchase shares under this program. Certain treasury shares have been reissued in connection with the Company’s benefit plans.

Cumulative Participating Junior Preferred Stock

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

Note I

Retirement Plans

Associate Savings Plan

The Company sponsors a contributory Associate Savings Plan in which substantially all full-time and certain part-time associates are eligible to participate. The Company makes contributions to each eligible employee’s account, matches a portion of associate contributions and makes discretionary contributions based upon the Company meeting a certain earnings per share target. The Company’s contributions to this plan, all of which were in cash, amounted to $66.8 million, $65.9 million and $64.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Postretirement Benefits

The Company sponsors postretirement benefit plans to provide health care and life insurance to retired employees. Net periodic postretirement benefit expense was $9.4 million, $6.8 million and $3.1 million in 2003, 2002 and 2001, respectively. The liabilities recognized on the consolidated balance sheets for the Company’s defined postretirement benefit plan at December 31, 2003, 2002 and 2001 were $26.8 million, $17.4 million and $10.6 million, respectively.

Note J

Other Non-Interest Expense

	Year Ended December 31

	2003	2002	2001

Professional services	$373,404	$308,593	$230,502
Collections	493,057	360,437	253,728
Fraud losses	49,176	78,733	65,707
Bankcard association assessments	107,493	107,185	83,255
Other	167,418	132,567	174,757

Total	$1,190,548	$987,515	$807,949

Note K

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

	December 31

	2003	2002

Deferred tax assets:
Allowance for loan losses	$337,715	$442,393
Unearned income	260,324	323,404
Stock incentive plan	64,585	49,585
Foreign	25,890	17,469
Net operating losses	15,212	19,165
State taxes, net of federal benefit	42,140	61,649
Derivative instruments	32,228	61,491
Other	204,505	142,033

Subtotal	982,599	1,117,189
Valuation allowance	(52,083)	(60,368)

Total deferred tax assets	930,516	1,056,821
Deferred tax liabilities:
Securitizations	59,771	57,962
Deferred revenue	760,021	915,953
Securities available for sale	20,511	33,735
Other	73,756	53,964

Total deferred tax liabilities	914,059	1,061,614

Net deferred tax assets(liabilities)	$16,457	$(4,793)

During 2003, the Company had a net $8.2 million decrease in its valuation allowance for certain loss carryforwards. This was due to a $13.7 million decrease in the valuation allowance associated with the reversal of timing differences for state purposes, and a net increase of $5.5 million of the valuation allowance for international loss carryforwards generated during the year.

At December 31, 2003, the Company had net operating losses available for federal income taxes purposes of $43.7 million which are subject to certain annual limitations under the Internal Revenue Code, and expire on various dates from 2018 to 2020. Also, foreign net operating losses of $254.0 thousand (net of related valuation allowances) are available and expire in 2009.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31

	2003	2002	2001

Federal taxes	$596,397	$708,667	$138
State taxes	8,346	5,485	2,214
International taxes	5,914	2,654	555
Deferred income taxes	56,425	(165,411)	390,548

Income taxes	$667,082	$551,395	$393,455

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense was:

	Year Ended December 31

	2003	2002	2001

Income tax at statutory federal tax rate	35.00%	35.00%	35.00%
Other, including state taxes	2.00	3.00	3.00

Income taxes	37.00%	38.00%	38.00%

Note L

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31

(Shares in Thousands)	2003	2002	2001

Numerator:
Income before change in accounting principle	$1,150,879	$899,644	$641,965
Cumulative effect of accounting change	(15,037)	—	—

Net income	$1,135,842	$899,644	$641,965

Denominator:
Denominator for basic earnings per share-
Weighted-average shares	224,832	219,984	209,867
Effect of dilutive securities:
Stock options	8,471	8,224	10,709
Restricted stock	800	37	—
Contingently issuable shares	—	499	—

Dilutive potential common shares	9,271	8,760	10,709
Denominator for diluted earnings per share-
Adjusted weighted-average shares	234,103	228,744	220,576

Basic earnings per share
Before cumulative effect of accounting change	$5.12	$4.09	$3.06
Cumulative effect of accounting change	(0.07)	—	—

After cumulative effect of accounting change	$5.05	$4.09	$3.06

Diluted earnings per share
Before cumulative effect of accounting change	$4.92	$3.93	$2.91
Cumulative effect of accounting change	(0.07)	—	—

After cumulative effect of accounting change	$4.85	$3.93	$2.91

Securities of approximately 20,755,000, 23,000,000 and 5,217,000 during 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note M

Cumulative Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of tax of $11.7 million, $27.8 million, and $39.9 million as of December 31, 2003, 2002, and 2001, respectively:

	As of December 31

	2003	2002	2001

Unrealized gains on securities	$34,735	$55,588	$8,894
Foreign currency translation adjustments	93,640	22,350	(19,466)
Unrealized losses on cash flow hedging instruments	(45,217)	(93,504)	(74,026)

Total cumulative other comprehensive income (loss)	$83,158	$(15,566)	$(84,598)

Unrealized gains (losses) on securities included gross unrealized gains of $43.0 million, $80.6 million, and $44.6 million, and gross unrealized losses of $11.6 million, $.4 million, and $30.2 million, as of December 31, 2003, 2002 and 2001, respectively.

During 2003 and 2002, the Company reclassified $110.5 million and $101.5 million, respectively, of net losses, after tax, on derivative instruments from cumulative other comprehensive income into earnings.

During 2003 and 2002, the Company reclassified $8.3 million and $4.2 million, respectively, of net gains on sales of securities, after tax, from cumulative other comprehensive income into earnings.

Note N

Goodwill

The following table provides a summary of goodwill.

	Auto Finance	Global Financial Services	Total

Balance at December 31, 2002	$218,957	$140,018	$358,975
Impairment Loss	—	(4,591)	(4,591)
Foreign Currency Translation	—	1,551	1,551

Balance at December 31, 2003	$218,957	$136,978	$355,935

In December 2003, the Company recognized a $4.6 million impairment loss on goodwill associated with a joint venture investment. This impairment was recorded in other non-interest income in the Consolidated Income Statement.

Note O

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

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” To be categorized as “well-capitalized,” the Bank and the Savings Bank must maintain minimum capital ratios as set forth in the following table. As of December 31, 2003, there were no conditions or events since the notifications discussed above that management believes would have changed either the Bank or the Savings Bank’s capital category.

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well-Capitalized” Under Prompt Corrective Action Provisions

December 31, 2003
Capital One Bank
Tier 1 Capital	14.14%	11.54%	4.00%	6.00%
Total Capital	18.34	15.15	8.00	10.00
Tier 1 Leverage	13.17	13.17	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	14.79%	11.59%	4.00%	6.00%
Total Capital	16.10	12.88	8.00	10.00
Tier 1 Leverage	14.00	14.00	4.00	5.00

December 31, 2002
Capital One Bank
Tier 1 Capital	15.56%	11.50%	4.00%	6.00%
Total Capital	17.78	13.39	8.00	10.00
Tier 1 Leverage	13.79	13.79	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.10%	11.02%	4.00%	6.00%
Total Capital	16.80	12.59	8.00	10.00
Tier 1 Leverage	14.45	14.45	4.00	5.00

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and the Savings Bank each exceed the requirements for a “well-capitalized” institution as of December 31, 2003.

For purposes of the Subprime Guidelines, the Company has treated as “subprime” all loans in the Bank’s and Savings Bank’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of required regulatory capital at the Bank and the Savings Bank. As of December 31, 2003, approximately $4.2 billion or 17% of the Bank’s, and $2.8 billion or 23% of the Savings Bank’s, on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

On May 17, 2002, the regulators issued an advisory related to the application of the regulatory capital standards to a residual interest commonly referred to as accrued interest receivable (“AIR Advisory”). The effect of this AIR Advisory was to require all insured depository institutions, including the Bank and the Savings Bank, to hold significantly higher levels of regulatory capital against accrued interest receivables beginning December 31, 2002. The Bank and the Savings Bank have met this capital requirement and remain “well-capitalized” after applying the provisions of the AIR Advisory at December 31, 2002.

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of December 31, 2003 and 2002, the Company’s Tier 1 Leverage ratio was 13.01% and 11.95%, respectively.

Additionally, federal banking laws exist that limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of December 31, 2003, retained earnings of the Bank and the Savings Bank of $1.6 billion and $426.7 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

Note P

Commitments, Contingencies and Guarantees

Line of Credit Commitments

As of December 31, 2003, the Company had outstanding lines of credit of approximately $190.3 billion committed to its customers. Of that total commitment, approximately $119.0 billion was unused. While this amount represented the total available lines of credit to customers, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time. The Company generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2012, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses amounted to approximately $63.7 million, $63.2 million, and $64.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum rental commitments as of December 31, 2003, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2004	$40,041
2005	36,361
2006	31,903
2007	31,318
2008	31,090
Thereafter	48,873

Total	$219,586

Guarantees

Residual Value Guarantees

The Company has entered into synthetic lease transactions to finance several facilities. A synthetic lease structure typically involves establishing a special purpose vehicle (“SPV”) that owns the properties to be leased. The SPV is funded and its equity is held by outside investors. In accordance with the FIN 46, these entities are evaluated to determine whether they are variable interest entities and, if so, whether the Company is the primary beneficiary. Variable interest entities for which the Company is the primary beneficiary are required to be consolidated. Entities which are not determined to be variable interest and/or for which the Company is not deemed to be the primary beneficiary are not required to be consolidated. Synthetic lease transactions, where the SPV is not required to be consolidated, are treated as operating leases in accordance with SFAS No. 13, Accounting for Leases.

In December 2000, the Company entered into a 10-year agreement for the lease of the headquarters building being constructed in McLean, Virginia. The agreement called for monthly rent to commence upon completion, which occurred in the first quarter of 2003, and is based on LIBOR rates applied to the cost of the building funded. If, at the end of the lease term, the Company does not purchase the property, the Company guarantees a maximum residual value of up to $114.8 million representing approximately 72% of the $159.5 million cost of the building. This agreement, made with a multi-purpose entity that is a wholly-owned subsidiary of one of the Company’s lenders, provides that in the event of a sale of the property, the Company’s obligation would be equal to the sum of all amounts owed by the Company under a note issuance made in connection with the lease inception. As of December 31, 2003, the value of the building was estimated to be above the maximum residual value that the Company guarantees; thus, no deficiency existed and no liability was recorded relative to this property.

Other Guarantees

In connection with an installment loan securitization transaction, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into an interest rate hedge agreement (the “swap”) with a counterparty to reduce interest rate risk associated with the transaction. In connection with the swap, the Corporation entered into a letter agreement guaranteeing the performance of the transferee under the swap. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Corporation shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Corporation the amount of such payment. At December 31, 2003, the maximum exposure to the Corporation under the letter agreement was approximately $10.4 million.

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

On December 4, 2002, the Court granted defendants’ motion to dismiss plaintiffs’ amended complaint with leave to amend. Pursuant to that order, plaintiffs filed a second amended complaint on December 23, 2002, which asserted the same class period and alleged violations of the same statutes and rule. The second amended complaint also added a new Individual Defendant and asserted violations of Generally Accepted Accounting Principles. Defendants moved to dismiss the second amended complaint on January 8, 2003, and plaintiffs filed a motion on March 6, 2003, seeking leave to amend their complaint. On April 10, 2003, the Court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, denied plaintiffs’ motion for leave to amend, and dismissed the consolidated action with prejudice. Plaintiffs appealed the Court’s order, opinion, and judgment to the United States Court of Appeals for the Fourth Circuit on May 8, 2003, and a briefing on the appeal concluded in September 2003. Oral argument was held on February 25, 2004.

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

Note Q

Related Party Transactions

In the ordinary course of business, executive officers and directors of the Company may have consumer loans issued by the Company. Pursuant to the Company’s policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility.

Note R

Off-Balance Sheet Securitizations

Off-balance sheet securitizations involve the transfer of pools of consumer loan receivables by the Company to one or more third-party trusts or qualified special purpose entities in transactions which are accounted for as sales in accordance with SFAS 140. Certain undivided interests in the pool of consumer loan receivables are sold to investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the consumer loan receivables transferred. Each new off-balance sheet securitization results in the removal of consumer loan principal receivables equal to the sold undivided interests in the pool from the Company’s consolidated balance sheet (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. The remaining undivided interests in principal receivables of the pool, as well as the billed finance charge and fee receivables related to the Company’s undivided interest in the principal receivables, are retained by the Company and recorded as consumer loans on the consolidated balance sheet. The amounts of the remaining undivided interests fluctuate as the accountholders make principal payments and incur new charges on the selected accounts. The amount of retained consumer loan receivables was $8.3 billion and $6.1 billion as of December 31, 2003 and 2002, respectively.

The following table presents the year-end and average balances, as well as the delinquent and net charge-off amounts of the reported, off-balance sheet and managed consumer loan portfolios.

Supplemental Loan Information

	Year Ended December 31

	2003		2002

	Loans Outstanding	Loans Delinquent	Loans Outstanding	Loans Delinquent

Managed loans	$71,244,796	$3,177,929	$59,746,537	$3,345,394
Securitization adjustments	(38,394,527)	(1,604,470)	(32,402,607)	(1,671,525)

Reported consumer loans	$32,850,269	$1,573,459	$27,343,930	$1,673,869

	Average Loans	Net Charge- Offs	Average Loans	Net Charge- Offs

Managed loans	$62,911,953	$3,683,887	$52,799,566	$2,769,249
Securitization adjustments	(34,234,337)	(2,037,527)	(27,763,547)	(1,509,565)

Reported consumer loans	$28,677,616	$1,646,360	$25,036,019	$1,259,684

The Company’s retained residual interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained subordinated undivided interests in the transferred receivables, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The interest-only strip is recorded at fair value, while the other residual interests are carried at cost, which approximates fair value. Retained residual interests totaled $2.2 billion and $1.6 billion at December 31, 2003 and 2002, respectively. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on the transferred financial assets. The investors and the trusts have no recourse to the Company’s assets, other than the retained residual interests, if the off-balance sheet loans are not paid when due.

The gain on sale recorded from off-balance sheet securitizations is based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale in servicing and securitizations income on the Consolidated Statements of Income. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The Company periodically reviews the key assumptions and estimates used in determining the value of the interest-only strip. Prior to December 31, 2002, decreases in fair value below the carrying amount as a result of changes in the key assumptions were recognized in “servicing and securitizations” income, while increases in fair values as a result of changes in key assumptions were recorded as unrealized gains and included as a component of cumulative other comprehensive income, on a net-of-tax basis, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective December 31, 2002 and for all subsequent periods, the Company recognizes all changes in the fair value of the interest-only strip immediately in servicing and securitizations income on the consolidated statements of income. In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets, the interest component of cash flows attributable to retained interests in securitizations is recorded in other interest income.

The key assumptions used in determining the fair value of the interest-only strips resulting from securitizations of consumer loan receivables completed during the period included the weighted average ranges for charge-off rates, principal repayment rates, lives of receivables and discount rates included in the following table. The charge-off rates are determined using forecasted net charge-offs expected for the trust calculated consistently with other company charge-off forecasts. The principal repayment rate assumptions are determined using actual and forecasted trust principal repayment rates based on the collateral. The lives of receivables are determined as the number of months necessary to pay off the investors given the principal repayment rate assumptions. The discount rates are determined using primarily trust specific statistics and forward rate curves, and are reflective of what market participants would use in a similar valuation.

Securitization Key Assumptions

Year Ended December 31	2003	2002

Weighted average life for receivables (months)	9 to 10	8 to 10
Principal repayment rate (weighted average rate)	14% to 15%	13% to 15%
Charge-off rate (weighted average rate)	5% to 6%	5% to 6%
Discount rate (weighted average rate)	8% to 9%	8% to 9%

If these assumptions are not met, or if they change, the interest-only strip and related servicing and securitizations income would be affected. The following adverse changes to the key assumptions and estimates, presented in accordance with SFAS 140, are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a 10% or 20% variation in assumptions cannot be extrapolated because the relationship of a change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the interest-only strip is calculated independently from any change in another assumption. However, changes in one factor may result in changes in other factors, which might magnify or counteract the sensitivities.

Securitization Key Assumptions and Sensitivities

As of December 31	2003	2002

Interest-only strip	$304,227	$236,398

Weighted average life for receivables (months)	9	9

Principal repayment rate (weighted average rate)	14%	14%
Impact on fair value of 10% adverse change	$15,480	$15,353
Impact on fair value of 20% adverse change	27,898	27,252

Charge-off rate (weighted average rate)	5%	6%
Impact on fair value of 10% adverse change	$60,261	$46,083
Impact on fair value of 20% adverse change	119,014	92,167

Discount rate (weighted average rate)	9%	8%
Impact on fair value of 10% adverse change	$1,326	$1,387
Impact on fair value of 20% adverse change	3,226	2,733

Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Due to the short-term revolving nature of the consumer loan receivables, the weighted average percentage of static pool credit losses is not considered materially different from the assumed charge-off rates used to determine the fair value of the retained interests.

The Company acts as a servicing agent and receives contractual servicing fees of between 2% and 6% of the investor principal outstanding, based upon the type of assets serviced. The servicing revenues associated with transferred receivables adequately compensate the Company for servicing the accounts. Accordingly, no material servicing asset or liability has been recorded.

Securitization Cash Flows

Year Ended December 31	2003	2002

Proceeds from new securitizations	$11,466,122	$12,533,886
Collections reinvested in revolving-period securitizations	59,279,548	45,740,377
Repurchases of accounts from the trust	—	—
Servicing fees received	693,166	490,935
Cash flows received on retained interests(1)	3,196,036	3,033,951

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the Trust to the Company.

For the years ended December 31, 2003 and 2002, the Company recognized $26.6 million in losses and $30.1 million in gains, respectively, related to new securitization transactions accounted for as sales, net of transaction costs. These gains and losses are included in servicing and securitizations income. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Note S

Derivative Instruments and Hedging Activities

The Company maintains a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company’s goal is to manage sensitivity to changes in rates by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities, thereby limiting the impact on earnings. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s Asset and Liability Committee, a committee of senior management. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral agreements may be required as well.

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

The Asset and Liability Management Committee, as part of that committee’s oversight of the Company’s asset/liability and treasury functions, monitors the Company’s derivative activities. In accordance with the Company’s asset/liability management policies, the Company reviews its risk profile on a monthly basis. The Company’s Asset and Liability Management Committee is responsible for approving hedging strategies. The resulting strategies are then incorporated into the Company’s overall interest rate risk management strategies.

Fair Value Hedges

The Company has entered into forward exchange contracts to hedge foreign currency denominated investments against fluctuations in exchange rates. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk of adverse affects from movements in exchange rates.

During the year ended December 31, 2003 and 2002, the Company recognized substantially no net gains or losses related to the ineffective portions of its fair value hedging instruments.

Cash Flow Hedges

The Company has entered into interest rate swap agreements for the management of its interest rate risk exposure. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate over the next five years. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The Company had entered into interest rate swaps and amortizing notional interest rate swaps to effectively reduce the interest rate sensitivity of anticipated net cash flows of its interest-only strip from securitization transactions over the next four years. During the year ended December 31, 2002, the Company terminated the interest rate swaps and amortizing interest rate swaps that effectively reduced the interest rate sensitivity of anticipated net cash flows of its interest-only strip from securitization transactions. These derivative fair values, net of taxes, were included in cumulative other comprehensive income and will be amortized into interest or servicing and securitizations income over the previous lives of the terminated swaps.

The Company has also entered into currency swaps that effectively convert fixed rate foreign currency denominated interest receipts to fixed dollar interest receipts on foreign currency denominated assets. The purpose of these hedges is to protect against adverse movements in exchange rates over the next four years.

The Company has entered into forward exchange contracts to reduce the Company’s sensitivity to foreign currency exchange rate changes on its foreign currency denominated loans. The forward rate agreements allow the Company to “lock-in” functional currency equivalent cash flows associated with the foreign currency denominated loans.

During the year ended December 31, 2003 and 2002, the Company recognized no net gains or losses related to the ineffective portions of its cash flow hedging instruments. The Company recognized no net gains or losses during the year ended December 31, 2003, and net losses of $1.7 million during the year ended December 31, 2002, respectively, for cash flow hedges that have been discontinued because the forecasted transaction was no longer probable of occurring.

At December 31, 2003, the Company expects to reclassify $58.0 million of net losses, after tax, on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur.

Hedge of Net Investment in Foreign Operations

The Company uses cross-currency swaps and forward exchange contracts to protect the value of its investment in its foreign subsidiaries. Realized and unrealized foreign currency gains and losses from these hedges are not included in the income statement, but are shown in the translation adjustments in other comprehensive income. The purpose of these hedges is to protect against adverse movements in exchange rates.

For the year ended December 31, 2003 and 2002, net losses of $6.0 million and $3.2 million related to these derivatives were included in the cumulative translation adjustment.

Non-Trading Derivatives

The Company uses interest rate swaps to manage interest rate sensitivity related to loan securitizations. The Company enters into interest rate swaps with its securitization trust and essentially offsets the derivative with separate interest rate swaps with third parties.

The Company uses interest rate swaps in conjunction with its auto securitizations that are not designated hedges. These swaps have zero balance notional amounts unless the paydown of auto securitizations differs from its scheduled amortization.

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings. During the years ended December 31, 2003 and 2002, the Company had net losses of $2.2 million and $2.3 million, respectively. The Company recognized net losses of $2.0 million during the year ended December 31, 2003, for non-trading derivatives that were terminated.

Note T

Significant Concentration of Credit Risk

The Company is active in originating consumer loans, primarily in the United States. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. Loans are made primarily on an unsecured basis; however, certain loans require collateral in the form of cash deposits and automobiles and other motor vehicles serve as collateral for auto loans. International consumer loans are originated primarily in Canada and the United Kingdom. The geographic distribution of the Company’s consumer loans was as follows:

	December 31

	2003		2002

	Loans	Percentage of Total	Loans	Percentage of Total

Geographic Region:
Domestic
South	$23,262,643	32.65%	$20,394,077	34.13%
West	14,662,193	20.58	12,507,242	20.93
Midwest	13,643,202	19.15	11,396,942	19.08
Northeast	12,029,894	16.89	10,117,735	16.94

Total Domestic	63,597,932	89.27%	54,415,996	91.08%
International
U.K.	5,546,644	7.78%	3,847,287	6.44%
Canada	1,935,396	2.72	1,317,532	2.20
Other	164,824	0.23	165,722	0.28

Total International	7,646,864	10.73%	5,330,541	8.92%

	71,244,796	100.00%	59,746,537	100.00%
Less securitization adjustments	(38,394,527)		(32,402,607)

Total	$32,850,269		$27,343,930

Note U

Disclosures About Fair Value of Financial Instruments

The following discloses the fair value of financial instruments whether or not recognized in the balance sheets as of December 31, 2003 and 2002. In cases where quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. Those techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. As required under GAAP, these disclosures exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The Company, in estimating the fair value of its financial instruments as of December 31, 2003 and 2002, used the following methods and assumptions:

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximated fair value.

Securities available for sale

The fair value of securities available for sale was determined using current market prices. See Note C for fair values by type of security.

Consumer loans

The net carrying amount of consumer loans other than auto loans approximated fair value due to the relatively short average life and variable interest rates on a substantial number of these loans. This amount excluded any value related to account relationships.

The fair value of auto loans was estimated by discounting future cash flows using a rate at which a similar portfolio of loans would be made under current conditions.

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

	2003		2002

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets
Cash and cash equivalents	$1,980,282	$1,980,282	$918,778	$918,778
Securities available for sale	5,866,628	5,866,628	4,423,677	4,423,677
Net loans	31,255,269	31,571,269	25,623,930	25,623,930
Interest receivable	214,295	214,295	217,512	217,512
Accounts receivable from securitizations	4,748,962	4,748,962	3,606,549	3,606,549
Derivatives	338,549	338,549	435,383	435,383

Financial Liabilities
Interest-bearing deposits	$22,416,332	$23,138,228	$17,325,965	$18,260,362
Senior notes	7,016,020	7,423,326	5,565,615	5,432,411
Other borrowings	7,796,613	7,793,758	6,365,075	6,446,669
Interest payable	256,015	256,015	236,081	236,081
Derivatives	481,228	481,228	500,471	500,471

Note V

International Activities

The Company’s international activities are primarily performed through Capital One Bank (Europe) plc, a subsidiary bank of the Bank that provides consumer lending and other financial products in Europe and Capital One Bank—Canada Branch, a foreign branch office of the Bank that provides consumer lending products in Canada. The total assets, revenue, income before income taxes and net income of the international operations are summarized below.

	2003	2002	2001

Domestic
Total Assets	$42,230,859	$34,420,099	$25,254,438
Revenue(1)	7,461,825	7,604,075	5,738,433
Income before income taxes and cumulative accounting change	1,736,362	1,436,706	1,064,420
Net Income	1,090,296	899,429	660,809

International
Total Assets	4,052,847	2,962,281	2,929,609
Revenue(1)	739,188	581,873	475,471
Income before income taxes and cumulative accounting change	90,431	14,333	(29,000)
Net Income (loss)	45,546	215	(18,844)

Total Company
Total Assets	$46,283,706	$37,382,380	$28,184,047
Revenue(1)	8,201,013	8,185,948	6,213,904
Income before income taxes and cumulative accounting change	1,826,793	1,451,039	1,035,420
Net Income (loss)	1,135,842	899,644	641,965

(1)	Revenue equals net interest income plus non-interest income.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. Because certain international operations are integrated with many of the Company’s domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations.

Note W

Capital One Financial Corporation (Parent Company Only)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the Securities and Exchange Commission which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31

Balance Sheets	2003	2002

Assets:
Cash and cash equivalents	$33,873	$6,385
Investment in subsidiaries	6,000,005	5,146,632
Loans to subsidiaries(1)	1,748,608	1,105,005
Other	134,360	157,648

Total assets	$7,916,846	$6,415,670

Liabilities:
Senior notes	$1,753,514	$1,567,415
Borrowings from subsidiaries	75,180	192,878
Other	36,341	32,206

Total liabilities	1,865,035	1,792,499
Stockholders’ equity	6,051,811	4,623,171

Total liabilities and stockholders’ equity	$7,916,846	$6,415,670

(1)	As of December 31, 2003 and 2002, includes $576.6 million and $293.9 million, respectively, of cash invested at the Bank instead of the open market.

	Year Ended December 31

Statements of Income	2003	2002	2001

Interest from temporary investments	$50,808	$44,220	$48,595
Interest expense	(146,940)	(124,097)	(53,536)
Dividends, principally from bank subsidiaries	776,019	880,069	125,000
Non-interest income	6,410	1,154	4,847
Non-interest expense	(3,119)	(1,852)	(45,223)

Income before income taxes and equity in undistributed earnings of subsidiaries	683,178	799,494	79,683
Income tax benefit	47,786	30,619	17,221
Equity in undistributed earnings of subsidiaries	404,878	69,531	545,061

Net income	$1,135,842	$899,644	$641,965

	Year Ended December 31

Statements of Cash Flows	2003	2002	2001

Operating Activities:
Net income	$1,135,842	$899,644	$641,965
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(404,878)	(69,531)	(545,061)
Amortization of discount of senior notes	12,518	—	—
Stock plan compensation expense	49,449	27,749	(11,134)
Decrease (increase) in other assets	53,197	50,788	(36,567)
Decrease (increase) in other liabilities	4,135	(33,328)	(22,118)

Net cash provided by operating activities	850,263	875,322	27,085
Investing Activities:
Increase in investment in subsidiaries	(350,000)	(1,210,000)	(653,202)
Increase in loans to subsidiaries	(643,603)	(559,774)	(252,257)

Net cash used in investing activities	(993,603)	(1,769,774)	(905,459)
Financing Activities:
(Decrease) increase in borrowings from subsidiaries	(117,698)	(376,598)	365,109
Issuance of senior notes	298,581	300,000	—
Issuance of mandatory convertible securities	—	725,075	—
Maturities of senior notes	(125,000)	—	—
Dividends paid	(24,282)	(23,457)	(22,310)
Purchases of treasury stock	(4,069)	—	—
Net proceeds from issuances of common stock	25,147	232,321	473,334
Proceeds from exercise of stock options	118,149	33,649	62,804

Net cash provided by financing activities	170,828	890,990	878,937

Increase (decrease) in cash and cash equivalents	27,488	(3,462)	563
Cash and cash equivalents at beginning of year	6,385	9,847	9,284

Cash and cash equivalents at end of year	$33,873	$6,385	$9,847

MANAGEMENT’S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS AND INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Management of Capital One Financial Corporation is responsible for the preparation, integrity and fair presentation of the financial statements and footnotes contained in this Annual Report. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and are free of material misstatement. The Company also prepared other information included in this Annual Report and is responsible for its accuracy and consistency with the financial statements. In situations where financial information must be based upon estimates and judgments, they represent the best estimates and judgments of Management.

The Consolidated Financial Statements have been audited by the Company’s independent auditors, Ernst & Young LLP, whose independent professional opinion appears separately. Their audit provides an objective assessment of the degree to which the Company’s Management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include reviewing accounting systems and internal controls and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide reasonable assurance that the financial statements are free of material misstatement.

Management depends on its accounting systems and internal controls in meeting its responsibilities for reliable financial statements. In Management’s opinion, these systems and controls provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with Management’s authorizations. As an integral part of these systems and controls, the Company maintains a professional staff of internal auditors that conducts operational and special audits and coordinates audit coverage with the independent auditors.

The Audit and Risk Committee of the Board of Directors, composed solely of outside directors, meets periodically with the internal auditors, the independent auditors and Management to review the work of each and ensure that each is properly discharging its responsibilities. The independent auditors have free access to the Committee to discuss the results of their audit work and their evaluations of the adequacy of accounting systems and internal controls and the quality of financial reporting.

There are inherent limitations in the effectiveness of internal controls, including the possibility of human error or the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to reliability of financial statements and safeguarding of assets. Furthermore, because of changes in conditions, internal control effectiveness may vary over time.

The Company assessed its internal controls over financial reporting as of December 31, 2003, in relation to the criteria described in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company believes that as of December 31, 2003, in all material respects, the Company maintained effective internal controls over financial reporting.

/s/ RICHARD D. FAIRBANK	/s/ GARY L. PERLIN

Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Capital One Financial Corporation

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2003 the Company changed its method of accounting for variable interest entities and accounting for stock based compensation.

/s/    ERNST & YOUNG LLP

McLean, Virginia

January 21, 2004

Selected Quarterly Financial Data

	2003(1)				2002

(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Summary of Operations:
(In Thousands)
Interest income	$1,087,783	$1,103,025	$1,070,280	$1,106,566	$1,113,664	$1,108,079	$1,024,661	$934,361
Interest expense	423,682	399,104	388,017	371,762	382,632	385,650	370,249	323,123

Net interest income	664,101	703,921	682,263	734,804	731,032	722,429	654,412	611,238
Provision for loan losses	390,405	364,144	387,097	375,851	543,758	674,111	541,841	389,617

Net interest income after provision for loan losses	273,696	339,777	295,166	358,953	187,274	48,318	112,571	221,621
Non-interest income	1,437,491	1,363,208	1,310,622	1,304,603	1,320,322	1,520,178	1,384,812	1,241,524
Non-interest expense	1,289,472	1,241,763	1,151,556	1,173,932	1,121,020	1,151,020	1,153,646	1,159,895

Income before income taxes and cumulative effect of accounting change	421,715	461,222	454,232	489,624	386,576	417,476	343,737	303,250
Income taxes	156,034	170,653	168,066	181,161	146,899	158,641	130,620	115,235

Income before cumulative effect of accounting change	265,681	290,569	286,166	308,463	239,677	258,835	213,117	188,015

Cumulative effect of accounting change, net of taxes of $8,832	—	15,037	—	—	—	—	—	—

Net income	$265,681	$275,532	$286,166	$308,463	$239,677	$258,835	$213,117	$188,015

Per Common Share:
Basic earnings per share	$1.16	$1.23	$1.28	1.38	$1.08	$1.17	$0.97	$0.86
Diluted earnings per share	1.11	1.17	1.23	1.35	1.05	1.13	0.92	0.83
Dividends	0.03	0.03	0.03	0.03	0.03	0.03	0.03	0.03
Market prices
High	64.25	62.02	54.99	39.70	36.50	61.10	66.50	64.91
Low	55.15	44.51	30.05	24.91	25.49	24.05	52.00	43.01

Average common shares (000s)	228,110	224,615	223,691	222,951	221,807	220,564	219,961	217,548
Average common shares and common equivalent shares (000s)	239,206	236,270	232,553	228,422	228,214	228,418	231,684	226,605
Average Balance Sheet Data:
(In Millions)
Consumer loans	$31,297	$28,949	$27,101	$27,316	$27,260	$26,058	$24,876	$21,880
Allowance for loan losses	(1,567)	(1,590)	(1,635)	(1,719)	(1,596)	(1,241)	(994)	(873)
Securities	7,598	7,331	7,535	5,352	5,120	4,666	4,216	3,850
Other assets	7,674	7,014	6,677	7,369	6,424	5,987	5,942	5,139

Total assets	$45,002	$41,704	$39,678	$38,318	$37,208	$35,470	$34,040	$29,996

Interest-bearing deposits	$21,605	$20,303	$19,178	$17,940	$17,077	$16,520	$15,277	$13,505
Other borrowings	7,661	6,892	6,683	7,010	6,332	5,631	5,947	4,926
Senior and deposit notes	6,735	6,066	5,534	5,310	5,564	5,719	5,959	5,430
Other liabilities	3,114	3,019	3,135	3,235	3,667	3,182	2,836	2,563
Stockholder’s equity	5,887	5,424	5,148	4,823	4,568	4,418	4,021	3,572

Total liabilities and stockholders’ equity	$45,002	$41,704	$39,678	$38,318	$37,208	$35,470	$34,040	$29,996

The above schedule is a tabulation of the Company’s unaudited quarterly results for the years ended December 31, 2003 and 2002. The Company’s common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 10,227 common stockholders of record as of December 31, 2003 and 2002, respectively.

(1)	In the fourth quarter 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standard No. 123, (“SFAS 123”) Accounting for Stock Based Compensation, under the prospective method for all awards granted, modified or settled after January 1, 2003. Certain prior period amounts and statistics have been restated in accordance with SFAS 123.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)  Disclosure Controls and Procedures.

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of December 31, 2003 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

(b)  Internal Controls over Financial Reporting.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Corporation.

The information required by Item 10 will be included in the Corporation’s 2004 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2003 fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement under the headings “Information About Our Directors and Executive Officers—Compensation of the Board,” “Compensation of Executive Officers” and “Report of the Compensation Committee on Executive Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Proxy Statement under the heading “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 will be included in the Proxy Statement under the heading “Information About Our Directors and Executive Officers—Related Party Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors” and is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) (1)	The following consolidated financial statements of Capital One Financial Corporation, included in Item 8, “Financial Statements and Supplementary Data”, are incorporated by reference hereto:

Consolidated Balance Sheets—as of December 31, 2003 and 2002

Consolidated Statements of Income—Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Independent Auditors, Ernst & Young LLP

Selected Quarterly and Financial Data—as of and for the years ended December 31, 2003 and 2002

(2)	All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

(3)	Exhibits:

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

b)	Reports on Form 8-K

On October 22, 2003, the Company filed under Item 5—“Other Events” and filed under Item 7—“Financial Statements, Proforma Financial Information and Exhibits” and Item 9—“Regulation FD Disclosure” of Form 8-K, on Exhibit 99.1, a copy of its earnings press release for the third quarter 2003 that was issued October 22, 2003. This release, which is required under Item 12, “Results of Operations and Financial Condition,” has been included under Item 9 pursuant to interim reporting guidance provided by the SEC. Additionally, the Company furnished the information in Exhibit 99.2, Third Quarter Earnings Presentation for the quarter ended September 30, 2003.

On October 22, 2003, the Company furnished under Item 9—“Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Financial Measures—September 2003 for the month ended September 30, 2003.

On October 28, 2003, the Company furnished under Item 9—“Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 its press release dated October 27, 2003.

On October 30, 2003, the Company furnished under Item 9—“Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the 2003 Debt and Equity Conference Introduction Presentation.

On October 30, 2003, the Company filed under Item 5—“Other Events” and filed under Item 7—“Financial Statements, Proforma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1, a copy of its press release dated October 29, 2003.

On November 10, 2003, the Company furnished under Item 9—“Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Financial Measures—October 2003 for the month ended October 31, 2003.

On December 9, 2003, The Company furnished under Item 9—“Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Financial Measures—November 2003 for the month ended November 30, 2003.

On December 18, 2003, the Company furnished under Item 9—“Regulation FD Disclosure” of Form 8-K the Board of Directors approval of the 2004 annual compensation of Richard D. Fairbank, Capital One’s Chairman and Chief Executive Officer.

*Information in this furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

The Corporation makes available to investors, free of charge, its reports to the SEC pursuant to the Securities Exchange Act of 1934, including its Reports on Forms 8-K, 10-Q and 10-K, through the Company’s website at www.capitalone.com/about/invest/financial/, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC electronically.

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

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 5, 2004

/s/ NIGEL W. MORRIS Nigel W. Morris	Director, Vice Chairman	March 5, 2004

/s/ GARY L. PERLIN Gary L. Perlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2004

/s/ W. RONALD DIETZ W. Ronald Dietz	Director	March 5, 2004

/s/ JAMES A. FLICK, JR. James A. Flick, Jr.	Director	March 5, 2004

/s/ PATRICK W. GROSS Patrick W. Gross	Director	March 5, 2004

/s/ LEWIS HAY, III Lewis Hay, III	Director	March 5, 2004

/s/ JAMES V. KIMSEY James V. Kimsey	Director	March 5, 2004

/s/ MAYO A. SHATTUCK, III Mayo A. Shattuck, III	Director	March 5, 2004

/s/ STANLEY WESTREICH Stanley Westreich	Director	March 5, 2004

CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K OF CAPITAL ONE FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

I, Richard D. Fairbank, certify that:

1.	I have reviewed this annual report of Capital One Financial Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 5, 2004

CAPITAL ONE FINANCIAL CORPORATION

By:	/s/ RICHARD D. FAIRBANK

Richard D. Fairbank Chairman of the Board, Chief Executive Officer and President

CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K OF CAPITAL ONE FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

I, Gary L. Perlin, certify that:

1.	I have reviewed this annual report of Capital One Financial Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 5, 2004

CAPITAL ONE FINANCIAL CORPORATION

By:	/s/ GARY L. PERLIN

Gary L. Perlin Executive Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Richard D. Fairbank, Chairman and Chief Executive Officer of Capital One Financial Corporation, a Delaware corporation (“Capital One”), do hereby certify that:

The Annual Report on Form 10-K for the period ended December 31, 2003 (the “Form 10-K”) of Capital One fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Capital One.

Dated: March 5, 2004

By:	/s/ RICHARD D. FAIRBANK

Richard D. Fairbank Chairman of the Board, Chief Executive Officer and President

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Gary L. Perlin, Executive Vice President and Chief Financial Officer of Capital One Financial Corporation, a Delaware corporation (“Capital One”), do hereby certify that:

The Annual Report on Form 10-K for the period ended December 31, 2003 (the “Form 10-K”) of Capital One fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Capital One.

Dated: March 5, 2004

By:	/s/ GARY L. PERLIN

Gary L. Perlin Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2003

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “1998 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, filed March 26, 1999; (ii) the “1999 Form 10-K/A” are to the Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, filed March 23, 2000; (iii) the “2000 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001; (iv) the “2001 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 22, 2002, as amended on August 14, 2002; (v) the “2002 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 17, 2003.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation and Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Report on Form 8-K, filed January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the 1999 Form 10-K/A).

4.1*	Specimen certificate representing the Common Stock.

4.2.1	Rights Agreement dated as of November 16, 1995 between Capital One Financial Corporation and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.2.1 of the 2002 Form 10-K).

4.2.2	Amendment to Rights Agreement dated as of April 29, 1999 between Capital One Financial Corporation and First Chicago Trust Company of New York, as successor to Mellon Bank, N.A. (incorporated by reference to Exhibit 4.2.2 of the 1999 Form 10-K/A).

4.2.3	Amendment Number 2 to Rights Agreement dated as of October 18, 2001 between Capital One Financial Corporation and EquiServe Trust Company, N.A. (as successor to First Trust Company of New York) as Rights Agent (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed November 2, 2001).

4.3	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.3 of the 2002 Form 10-K).

4.4.1	Distribution Agreement dated May 8, 2003 among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

4.4.2	Copy of 6.50% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the 2001 Form 10-K).

4.4.3	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the 2001 Form 10-K).

1

Exhibit Number	Description

4.4.4*	Copy of 4.25% Notes, due 2008, of Capital One Bank.

4.4.5*	Copy of 5.75% Notes, due 2010, of Capital One Bank.

4.4.6*	Copy of 6.50% Notes, due 2013, of Capital One Bank.

4.4.7*	Copy of 4.875% Notes, due 2008, of Capital One Bank.

4.4.8	Copy of 8.25% Notes, due 2005, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the 2000 Form 10-K).

4.5.1	Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.5.1 of the 2002 Form 10-K).

4.5.2	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2001 Form 10-K).

4.5.3	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

4.5.4	Copy of 7.25% Notes, due 2006, of the Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the 1999 Form 10-K/A).

4.5.5*	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation.

4.6.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the 2002 Form 10-K).

4.6.2	Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the 2002 Form 10-K).

4.6.3*	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc.

4.7	Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the 1998 Form 10-K).

4.8	Upper DECs® form of certificate (incorporated herein by reference to each of the Corporation’s registration statement on Form 424B3 filed on April 17, 2002, and prospectus supplement on Form 424B5 filed on April 19, 2002, and Exhibit 4.5 to the Corporation’s Report on Form 8-K, filed on April 23, 2002).

10.1.1	1995 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1.1 of the 2002 Form 10-K).

10.1.2	2002 Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Corporation’s Form S-8 filed with the Securities and Exchange Commission on October 10, 2002).

10.2.1	Lease Agreement, dated as of December 5, 2000, among First Union Development Corporation, as Lessor, and Capital One F.S.B. and Capital One Bank, jointly and severally, as Lessees (incorporated by reference to Exhibit 10.2.1 of the 2000 Form 10-K).

2

Exhibit Number	Description

10.2.2	Participation Agreement, dated as of December 5, 2000, among Capital One F.S.B. and Capital One Bank as construction agents and lessees, Capital One Financial Corporation as guarantor, First Union Development Corporation as Lessor, the various financing parties named therein, and First Union National Bank as Agent (incorporated by reference to Exhibit 10.2.2 of the 2000 Form 10-K).

10.2.3	Guaranty, dated as of December 5, 2000, from Capital One Financial Corporation in favor of First Union Development Corporation and the various other parties to the Participation Agreement, dated as of December 5, 2000 (incorporated by reference to Exhibit 10.2.3 of the 2000 Form 10-K).

10.3	Form of Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and each of Richard D. Fairbank and John G. Finneran Jr. (incorporated by reference to Exhibit 10.3 of the 1999 Form 10-K/A).

10.4	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.5.1	Employment Agreement between David R. Lawson and Summit Acceptance Corporation, dated July 13, 1998, as amended (incorporated by reference to Exhibit 10.5 of the 2002 Form 10-K).

10.5.2	Employment Agreement between Nigel W. Morris and Capital One Financial Corporation, dated July 18, 2003 (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.5.3	Separation Agreement between David M. Willey and Capital One Financial Corporation, dated July 8, 2003, (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.6	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).

10.7	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2002 Form 10-K).

10.8.1	Multicurrency Revolving Credit Facility Agreement dated as of August 11, 2000 by and between Capital One Bank, as borrower, Capital One Financial Corporation, as guarantor, and Chase Manhattan PLC, as lender (incorporated by reference to Exhibit 10.5 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2000).

10.8.2	Amendment No. 2 to Multicurrency Credit Facility Agreement dated June 28, 2002 (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-Q for the period ended June 30, 2002, filed on August 13, 2002).

10.10	Form of Amended and Restated Change of Control Employment Agreement between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K).

10.10.1*	Revised Schedule of Counterparts.

10.11	Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the 2002 Form 10-K).

10.12	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.12 of the 2002 Form 10-K).

3

Exhibit Number	Description

10.13	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K).

10.14	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).

10.15	Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.16 of the 2002 Form 10-K).

10.16.1	Amended and Restated Lease Agreement dated as of October 14, 1998 between First Security Bank of Utah, N.A., as owner trustee for the COB Real Estate Trust 1995-1, as Lessor and Capital One Realty, Inc., as lessee (incorporated by reference to Exhibit 10.17.1 of the 1998 Form 10-K).

10.16.2	Guaranty dated as of October 14, 1998 from Capital One Bank in favor of First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services, Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.2 of the 1998 Form 10-K).

10.16.3	Amendment to Lease Documents dated as of October 1, 1999 between First Security Bank of Utah, N.A., and Val T. Orton, as owner trustees for COB Real Estate Trust 1995-1, as lessor and Capital One Bank and Capital One Realty, Inc., as lessees (incorporated by reference to Exhibit 10.17.3 of the 1999 Form 10-K/A).

10.16.4	Amendment to Guaranty dated as of April 1, 1999 between Capital One Bank and First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services, Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.4 of the 1999 Form 10-K/A).

10.17	Revolving Credit Facility Agreement, dated May 5, 2003 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B. and Capital One Bank (Europe), plc, as borrowers and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.18	Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.19	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed July 25, 2002).

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

*	Indicates a management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

4