Form 10-Q
period 2004-03-31
CAPITAL ONE FINANCIAL CORP
filed 2004-05-07
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 31, 2004 there were 239,758,108 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

March 31, 2004

Part I. Financial Information

Item 1. Financial Statements (unaudited)

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data) (unaudited)

	March 31 2004	December 31 2003
Assets:
Cash and due from banks	$323,346	$382,212
Federal funds sold and resale agreements	1,257,666	1,010,319
Interest-bearing deposits at other banks	188,237	587,751

Cash and cash equivalents	1,769,249	1,980,282
Securities available for sale	9,149,440	5,866,628
Consumer loans	33,171,516	32,850,269
Less: Allowance for loan losses	(1,495,000)	(1,595,000)

Net loans	31,676,516	31,255,269
Accounts receivable from securitizations	4,008,809	4,748,962
Premises and equipment, net	898,802	902,600
Interest receivable	236,852	214,295
Other	1,406,757	1,315,670

Total assets	$49,146,425	$46,283,706

Liabilities:
Interest-bearing deposits	$23,610,851	$22,416,332
Senior and subordinated notes	7,224,798	7,016,020
Other borrowings	8,254,383	7,796,613
Interest payable	245,172	256,015
Other	2,968,993	2,746,915

Total liabilities	42,304,197	40,231,895

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 241,065,923 and 236,352,914 shares issued as of March 31, 2004 and December 31, 2003, respectively	2,411	2,364
Paid-in capital, net	2,218,861	1,937,302
Retained earnings	4,522,976	4,078,508
Cumulative other comprehensive income (loss)	147,408	83,158
Less: Treasury stock, at cost; 1,307,815 and 1,310,582 shares as of March 31, 2004 and December 31, 2003, respectively	(49,428)	(49,521)

Total stockholders’ equity	6,842,228	6,051,811

Total liabilities and stockholders’ equity	$49,146,425	$46,283,706

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended March 31
	2004	2003
Interest Income:
Consumer loans, including fees	$1,035,017	$1,013,282
Securities available for sale	63,716	42,931
Other	65,998	50,353

Total interest income	1,164,731	1,106,566

Interest Expense:
Deposits	239,512	209,308
Senior and subordinated notes	130,515	104,097
Other borrowings	62,682	58,357

Total interest expense	432,709	371,762

Net interest income	732,022	734,804
Provision for loan losses	243,668	375,851

Net interest income after provision for loan losses	488,354	358,953

Non-Interest Income:
Servicing and securitizations	917,669	729,689
Service charges and other customer-related fees	354,493	441,226
Interchange	105,595	85,351
Other	65,377	48,337

Total non-interest income	1,443,134	1,304,603

Non-Interest Expense:
Salaries and associate benefits	424,392	398,467
Marketing	255,147	241,696
Communications and data processing	117,106	112,052
Supplies and equipment	88,321	83,812
Occupancy	38,719	43,574
Other	301,211	294,331

Total non-interest expense	1,224,896	1,173,932

Income before income taxes	706,592	489,624
Income taxes	255,786	181,161

Net income	$450,806	$308,463

Basic earnings per share	$1.94	$1.38

Diluted earnings per share	$1.84	$1.35

Dividends paid per share	$0.03	$0.03

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Paid-in Capital	Deferred Compensation	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2002	227,073,162	$2,271	$1,806,440	$(101,970)	$2,966,948	$(15,566)	$(34,952)	$4,623,171
Comprehensive income:
Net income					309,104			309,104
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $3,540						(6,027)		(6,027)
Foreign currency translation adjustments						(11,810)		(11,810)
Unrealized gains on cash flow hedging instruments, net of income taxes of $4,726						8,047		8,047

Other comprehensive loss						(9,790)		(9,790)

Comprehensive income								299,314
Cash dividends - $.03 per share					(6,023)			(6,023)
Purchase of treasury stock							(14,214)	(14,214)
Issuances of common and restricted stock, net of forfeitures	508,945	4	16,338	(386)				15,956
Exercise of stock options	39,097		357					357
Amortization of deferred compensation				9,729				9,729
Other items, net			375					375

Balance, March 31, 2003	227,621,204	$2,275	$1,823,510	$(92,627)	$3,270,029	$(25,356)	$(49,166)	$4,928,665

Balance, December 31, 2003	236,352,914	$2,364	$2,164,435	$(227,133)	$4,078,508	$83,158	$(49,521)	$6,051,811
Comprehensive income:
Net income					450,806			450,806
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $19,314						35,158		35,158
Foreign currency translation adjustments						22,134		22,134
Unrealized gains on cash flow hedging instruments, net of income taxes of $4,231						6,958		6,958

Other comprehensive income						64,250		64,250

Comprehensive income								515,056
Cash dividends - $.03 per share					(6,338)			(6,338)
Issuances of common and restricted stock, net of forfeitures	(17,291)		1,279	5,254			93	6,626
Exercise of stock options	4,730,300	47	243,786					243,833
Amortization of deferred compensation				22,613				22,613
Common stock issuable under incentive plan			8,627					8,627

Balance, March 31, 2004	241,065,923	$2,411	$2,418,127	$(199,266)	$4,522,976	$147,408	$(49,428)	$6,842,228

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Three Months Ended March 31
	2004	2003
Operating Activities:
Net income	$450,806	$309,104
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	243,668	375,851
Depreciation and amortization	96,283	92,916
Losses (gains) on securities available for sale	173	(9,705)
Gains on sales of auto loans	(13,304)	(4,187)
Stock plan compensation expense	31,240	9,729
(Increase) decrease in interest receivable	(22,557)	8,514
Decrease in accounts receivable from securitizations	740,901	230,787
(Increase) decrease in other assets	(60,126)	508,033
Decrease in interest payable	(10,843)	(41,452)
Increase (decrease) in other liabilities	229,537	(655,084)

Net cash provided by operating activities	1,685,778	824,506

Investing Activities:
Purchases of securities available for sale	(3,726,977)	(1,191,920)
Proceeds from maturities of securities available for sale	325,967	196,934
Proceeds from sales of securities available for sale	164,307	591,045
Proceeds from sale of automobile loans	(269,583)	(87,153)
Proceeds from securitization of consumer loans	2,331,687	1,081,944
Net increase in consumer loans	(2,840,035)	(1,844,627)
Principal recoveries of loans previously charged off	115,060	94,094
Additions of premises and equipment, net	(58,298)	(61,410)

Net cash used for investing activities	(3,957,872)	(1,221,093)

Financing Activities:
Net increase in interest-bearing deposits	1,194,519	1,163,423
Net increase in other borrowings	457,706	211,737
Issuances of senior notes	499,490	—
Maturities of senior notes	(295,000)	(453,040)
Issuances (purchases) of treasury stock	93	(3,714)
Dividends paid	(6,338)	(6,023)
Net proceeds from issuances of common stock	6,533	5,456
Proceeds from exercise of stock options	204,058	357

Net cash provided by financing activities	2,061,061	918,196

Increase in cash and cash equivalents	(211,033)	521,609
Cash and cash equivalents at beginning of period	1,980,282	918,778

Cash and cash equivalents at end of period	$1,769,249	$1,440,387

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data) (unaudited)

Note A: Significant Accounting Policies

Business

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

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003 should be read in conjunction with these condensed consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Stock-Based Compensation

In December 2003, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS 123”), prospectively to all awards granted, modified, or settled after January 1, 2003. Typically, awards under the Company’s plans vest over a three year period. Therefore, cost related to stock-based compensation included in net income for 2003 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period is presented in the table below. The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model and is amortized into expense over the options’ vesting period.

	For the Three Months Ended March 31
Pro Forma Information	2004	2003
Net income, as reported	$450,806	$308,463
Stock-based employee compensation expense included in reported net income	18,837	6,770
Stock-based employee compensation expense determined under fair value based method(1)	(50,631)	(42,604)

Pro forma net income	$419,012	$272,629

Earnings per share:
Basic – as reported	$1.94	$1.38
Basic – pro forma	$1.81	$1.22

Diluted – as reported	$1.84	$1.35
Diluted – pro forma	$1.70	$1.19

(1)	Includes amortization of compensation expense for current year stock option grants and prior year stock option grants over the stock options’ vesting period.

The fair value of the options granted during the three months ended March 31, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below.

	For the Three Months Ended March 31
Assumptions	2004(1)	2003
Dividend yield	.15%	.34%
Volatility factors of expected market price of stock	61%	55%
Risk-free interest rate	2.13%	2.84%
Expected option lives (in years)	3.0	5.0

(1)	Stock options granted during the three months ended March 31, 2004 consisted exclusively of grants issued upon exercises of vested stock options through stock swaps in accordance with stock option agreements.

Note B: Segments

The Company maintains three distinct operating segments: U.S. Card, Auto Finance, and Global Financial Services. The U.S. Card segment consists of domestic credit card lending activities. The Auto Finance segment consists of automobile financing activities. The Global Financial Services segment is comprised of international lending activities, installment lending, small business lending, patient financing, and other investment businesses. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other caption includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other caption also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

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

	For the Three Months Ended March 31, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,200,577	$189,199	$331,889	$(44,587)	$1,677,078	$(945,056)	$732,022
Non-interest income	769,056	23,430	177,326	44,724	1,014,536	428,598	1,443,134
Provision for loan losses	535,279	80,182	153,436	(8,771)	760,126	(516,458)	243,668
Non-interest expenses	829,925	84,533	279,860	30,578	1,224,896	—	1,224,896
Income tax provision (benefit)	217,594	17,249	24,984	(4,041)	255,786	—	255,786

Net income (loss)	$386,835	$30,665	$50,935	$(17,629)	$450,806	$—	$450,806

Loans receivable	$45,297,959	$8,833,929	$17,642,995	$42,019	$71,816,902	$(38,645,386)	$33,171,516

	For the Three Months Ended March 31, 2003
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,108,713	$174,413	$241,345	$(16,520)	$1,507,951	$(773,147)	$734,804
Non-interest income	867,511	15,009	143,541	1,872	1,027,933	276,670	1,304,603
Provision for loan losses	697,856	131,982	136,482	(93,992)	872,328	(496,477)	375,851
Non-interest expenses	789,283	67,696	227,118	89,835	1,173,932	—	1,173,932
Income tax provision (benefit)	180,961	(3,795)	6,313	(2,318)	181,161	—	181,161

Net income (loss)	$308,124	$(6,461)	$14,973	$(8,173)	$308,463	$—	$308,463

Loans receivable	$38,736,883	$7,742,475	$12,725,815	$8,526	$59,213,699	$(31,579,259)	$27,634,440

During the three months ended March 31, 2004 and 2003, the Company sold $259.7 million and $83.6 million of auto loans, respectively. These transactions resulted in gains of $13.3 million and $4.2 million during the three months ended March 31, 2004 and 2003, respectively, all of which was allocated to the Auto Finance segment.

Note C: Capitalization

In February 2004, the Bank issued $500.0 million of ten-year 5.125% fixed rate bank notes under the Senior and Subordinated Global Bank Note Program.

In January 2004, the Company increased the capacity of its Revolving Credit Facility to $1.1 billion.

Note D: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2004	2003(1)
Numerator:
Net income	$450,806	$308,463

Denominator:
Denominator for basic earnings per share -
Weighted-average shares	232,021	222,951
Effect of dilutive securities:
Stock options	11,286	5,471
Restricted stock	2,106	—

Dilutive potential common shares	13,392	5,471
Denominator for diluted earnings per share -
Adjusted weighted-average shares	245,413	228,422

Basic earnings per share	$1.94	$1.38

Diluted earnings per share	$1.84	$1.35

(1)	In the fourth quarter 2003, the Company adopted the expense recognition provisions of Financial Accounting Standard No. 123 (“SFAS 123”) Accounting for Stock Based Compensation, under the prospective method for all awards granted, modified or settled after January 1, 2003. Amounts related to the three months ended March 31, 2003, have been restated in accordance with SFAS 123.

Note E: Goodwill

The following table provides a summary of the goodwill.

	Auto Finance	Global Financial Services	Total
Balance at December 31, 2003	$218,957	$136,978	$355,935
Impairment loss	—	(3,848)	(3,848)
Foreign currency translation	—	70	70

Balance at March 31, 2004	$218,957	$133,200	$352,157

In March 2004, the Company recognized a $3.8 million impairment loss on goodwill related to certain international operations. This impairment was recorded in other non-interest expense in the consolidated income statement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL ONE FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

Introduction

Capital One Financial Corporation (the “Corporation”) is a holding company whose subsidiaries market a variety of products and services to consumers using its Information-Based Strategy (“IBS”). The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”), which offers consumer credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending products (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers automobile and other motor vehicle financing products. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company.” As of March 31, 2004, the Company had 46.7 million accounts and $71.8 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world.

The Company’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage patterns, credit quality, levels of marketing expense and operating efficiency. The Company’s revenues consist primarily of interest income on consumer loans (including past-due fees) and securities and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, cross-sell, interchange, overlimit and other fee income, collectively “fees”) and gains on the securitization of loans. Loan securitization transactions qualifying as sales under accounting principles generally accepted in the United States (“GAAP”) remove the loan receivables from the consolidated balance sheet. However, the Company continues to own and service the related accounts. The Company generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans. Interest income, fees, and recoveries in excess of the interest paid to investors and charge-offs generated from off-balance loans are recognized as servicing and securitization income.

The Company’s primary expenses are the cost of funding assets, provision for loan losses, operating expenses (including salaries and associate benefits), marketing expenses and income taxes. Marketing expenses (e.g., advertising, printing, credit bureau costs and postage) to implement the Company’s new product strategies are incurred and expensed prior to the acquisition of new accounts while the resulting revenues are recognized over the life of the acquired accounts. Revenues recognized are a function of the response rate of the initial marketing program, usage and attrition patterns, credit quality of accounts, product pricing and effectiveness of account management programs.

Significant Accounting Policies

See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds of the securitization as payment for the receivables transferred. Securities outstanding totaling $38.2 billion as of March 31, 2004, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

The securitization of consumer loans has been a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2004 to 2013 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity, however, a significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

Recourse Exposure

The credit quality of the receivables transferred is supported by credit enhancements, known as retained residual interests, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, cash reserve accounts and accrued interest and fees on the investor’s share of the pool of receivables. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. The investors and the trusts only have recourse to the retained residual interests, not the Company’s assets. See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note R” for quantitative information regarding retained interests.

Collections and Amortization

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted to the Company. For amortizing securitizations, amounts collected in excess of the amount that is used to pay the above amounts, are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal. See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note R” for quantitative information regarding revenues, expenses and cash flows that arise from securitization transactions.

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet. At March 31, 2004, early amortization of its off-balance sheet securitizations was not indicated.

Reconciliation to GAAP Financial Measures

The Company’s consolidated financial statements prepared in accordance with GAAP are referred to as its “reported” financial statements. Loans included in securitization transactions which qualified as sales under GAAP have been removed from the Company’s “reported” balance sheet. However, servicing fees, finance charges, and other fees, net of charge-offs, and interest paid to investors of securitizations are recognized as servicing and securitizations income on the “reported” income statement.

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

	As of and for the Three Months Ended March 31, 2004
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$732,022	$945,056	$1,677,078
Non-interest income	1,443,134	(428,598)	1,014,536

Total revenue	2,175,156	516,458	2,691,614
Provision for loan losses	243,668	516,458	760,126
Net charge-offs	342,391	516,458	858,849

Balance Sheet Measures
Consumer loans	$33,171,516	$38,645,386	$71,816,902
Total assets	49,146,425	38,050,487	87,196,912
Average consumer loans	32,877,525	38,270,762	71,148,287
Average earning assets	44,111,541	36,383,693	80,495,234
Average total assets	47,699,012	37,625,031	85,324,043
Delinquencies	1,266,425	1,464,913	2,731,338

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, issued in April 2003.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

Earnings Summary

Net income was $450.8 million, or $1.84 per share, for the three months ended March 31, 2004 compared with net income of $308.5 million, or $1.35 per share, for the three month period ended March 31, 2003. This represents 46% net income growth and 36% earnings per share growth. The growth in earnings for the first quarter 2004 was primarily driven by an increase in the managed consumer loan portfolio and a reduction in the provision for loan losses, offset in part by a decrease in service charges and other customer-related fees and an increase in marketing and operating expenses.

Managed loans consist of the Company’s reported loan portfolio combined with the off-balance sheet securitized loan portfolio. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balances sheet loan portfolio. Average managed loans increased $11.9 billion, or 20%, to $71.1 billion for the three months ended March 31, 2004 compared with $59.2 billion for the three months ended March 31, 2003.

Although the average managed loan balances increased, the managed net interest margin for the three months ended March 31, 2004, decreased to 8.33% from 9.34% for the three months ended March 31, 2003. This decrease is due to a reduction in the managed earning asset yields. Managed loan yields decreased 97 basis points to 13.53% for the first quarter 2004, from 14.50% for the same period in 2003. The decrease in managed loan yields resulted from the shift in the mix of the managed loan portfolio to higher credit quality, lower yielding loans. In addition, the Company built its average liquidity portfolio by $4.0 billion to $9.3 billion for the three months ended March 31, 2004, from $5.3 billion for the same period in the prior year. This placed additional downward pressure on managed earning asset yields as the yield on the liquidity portfolio is significantly lower than the yield on consumer loans.

For the three months ended March 31, 2004, the provision for loan losses decreased $132.2 million to $243.7 million, from $375.9 million for the same period in the prior year. The decrease in the provision for loan losses reflects improving delinquency rates and lower forecasted charge-offs for the reported portfolio at March 31, 2004. The improvements in the Company’s credit quality metrics is a result of the change in composition of the reported loan portfolio to a higher concentration of higher credit quality loans, improved collection experience and improved economic conditions compared with the same period of the prior year.

Services charges and other customer-related fees decreased $86.7 million, to $354.5 million for the three months ended March 31, 2004, from $441.2 million for the same period in the prior year. The decrease is primarily the result of the shift in the mix of the reported loan portfolio to higher credit quality, lower fee-generating loans.

Marketing expenses for the three months ended March 31, 2004 increased $13.4 million, or 6% when compared to the same period on the prior year. This increase reflects the Company’s continued investment in its diversification efforts. For the three months ended March 31, 2004, operating expenses increased $37.5 million, or 4.0%, compared with the same period in the prior year. Although operating expenses increased, operating expenses as a percentage of average managed loans for the period ended March 31, 2004 fell 84 basis points to 5.45% when compared to the three month period ended March 31, 2003. This reduction reflects the increased operating efficiencies of the Company.

Consolidated Statements of Income

Finance Charge and Fee Revenue Recognition

The Company recognizes earned finance charges and fee income on loans according to the contractual provisions of the credit arrangements. When the company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of finance charge and fee receivables using a formula based on historical account migration patterns and current delinquency status. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue.

The amount of finance charges and fees suppressed were $285.5 million and $519.7 million for the three months ended March 31, 2004 and 2003, respectively. The reduction in the suppression amount, among other factors, was driven by the shift in mix of the Company’s loan portfolio to a higher concentration of higher credit quality, lower fee generating loans, product diversification and improving economic conditions. These factors drove a reduction in total finance charges and fees billed during the period and increased the likelihood of collectibility. Together, the lower volume of total finance charges and fees billed and the higher expectations of collectibility drove the reduction in the amount of finance charges and fees suppressed. Actual payment experience could differ significantly from management’s assumption, resulting in higher or lower future finance charge and fee income.

Net Interest Income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s consumer loans, securities income, less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior and subordinated notes and other borrowings.

The change in composition of the loan portfolio described above also impacted net interest income and margins. Reported net interest income for the three month period ended March 31, 2004 was $732.0 million, compared with $734.8 million for the same period in the prior year. The decrease in net interest income is primarily the result of a decrease in earning asset yields. The reported net interest margin decreased 197 basis points to 6.64% for the three months ended March 31, 2004, compared with 8.61% for the same period in the prior year. The decrease in net interest margin was primarily due to a decrease in loan yield. The reported loan yield decreased 225 basis points to 12.59% for the three months ended March 31, 2004, compared with 14.84% for the three months ended March 31, 2003. As noted, the yield on consumer loans decreased due to the change in composition of the reported loan portfolio to a higher concentration of higher credit quality, lower yielding loans compared with the same period of the prior year. In addition, the Company increased its average liquidity portfolio by $4.0 billion, or 75%, compared with the same period in the prior year. The yield on liquidity portfolio assets is significantly lower than those on consumer loans and served to reduce the overall earning asset yields.

Table 1 provides average balance sheet data, and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 2004 and 2003.

TABLE 1 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Three Months Ended March 31
	2004			2003
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$29,628,634	$947,768	12.80%	$24,520,977	$909,993	14.84%
International	3,248,891	87,249	10.74%	2,795,217	103,289	14.78%

Total	32,877,525	1,035,017	12.59%	27,316,194	1,013,282	14.84%

Securities available for sale	7,098,951	63,716	3.59%	4,417,538	42,931	3.89%
Other
Domestic	3,474,756	52,217	6.01%	1,893,141	42,770	9.04%
International	660,309	13,781	8.35%	517,609	7,583	5.86%

Total	4,135,065	65,998	6.38%	2,410,750	50,353	8.35%

Total earning assets	44,111,541	$1,164,731	10.56%	34,144,482	$1,106,566	12.96%
Cash and due from banks	502,585			504,494
Allowance for loan losses	(1,593,900)			(1,718,949)
Premises and equipment, net	916,212			781,547
Other	3,762,574			4,606,551

Total assets	$47,699,012			$38,318,125

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$21,327,764	$218,238	4.09%	$16,886,501	$194,838	4.62%
International	1,664,948	21,274	5.11%	1,053,557	14,470	5.49%

Total	22,992,712	239,512	4.17%	17,940,058	209,308	4.67%

Senior and subordinated Notes	7,270,889	130,515	7.18%	5,309,690	104,097	7.84%
Other borrowings
Domestic	7,832,953	62,655	3.20%	7,007,734	58,338	3.33%
International	1,093	27	9.88%	2,181	19	3.48%

Total	7,834,046	62,682	3.20%	7,009,915	58,357	3.33%

Total interest-bearing liabilities	38,097,647	$432,709	4.54%	30,259,663	$371,762	4.91%
Other	3,158,109			3,235,908
Total liabilities	41,255,756			33,495,571

Equity	6,443,256			4,822,554

Total liabilities and equity	$47,699,012			$38,318,125

Net interest spread			6.02%			8.05%

Interest income to average earning assets			10.56%			12.96%
Interest expense to average earning assets			3.92%			4.35%

Net interest margin			6.64%			8.61%

(1)	Interest income includes past-due fees of approximately $207,246 and $216,625 for the three months ended March 31, 2004 and 2003, respectively.

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

TABLE 2 - INTEREST VARIANCE ANALYSIS

	Three Months Ended March 31, 2004 vs. 2003
	Increase (Decrease)	Change due to(1)
(Dollars in thousands)		Volume	Yield/Rate
Interest Income:
Consumer loans
Domestic	$37,775	$627,094	$(589,319)
International	(16,040)	78,160	(94,200)

Total	21,735	716,146	(694,411)

Securities available for sale	20,785	41,778	(20,993)
Other
Domestic	9,447	88,531	(79,084)
International	6,198	2,440	3,758

Total	15,645	83,214	(67,569)

Total interest income	58,165	1,038,881	(980,716)

Interest Expense:
Deposits
Domestic	23,400	139,675	(116,275)
International	6,804	13,275	(6,471)

Total	30,204	151,857	(121,653)

Senior and subordinated notes	26,418	78,719	(52,301)
Other borrowings
Domestic	4,317	16,952	(12,635)
International	8	(58)	66

Total	4,325	16,891	(12,566)

Total interest expense	60,947	221,093	(160,146)

Net interest income(1)	$(2,782)	$752,588	$(755,370)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitization Income

Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses resulting from securitization transactions and fair value adjustments of the retained interests. Servicing and securitizations income increased $188.0 million, or 26%, to $917.7 million for the three months ended March 31, 2004, from $729.7 million for the same period in 2003. This increase was primarily the result of a 21% increase in the average off-balance sheet loan portfolio for the three months ended March 31, 2004, compared with the same period in the prior year.

Service Charges and Other Customer-Related Fees

Service charges and other customer-related fees decreased by $86.7 million, or 20%, to $354.5 million for the three months ended March 31, 2004, compared with $441.2 million for the three months ended March 31, 2003. The decrease is primarily the result of lower overlimit and annual membership fees generated on the reported loan portfolio resulting from the shift in the mix of the reported portfolio towards higher credit quality, lower fee-generating loans.

Interchange Income

Interchange income increased $20.2 million, or 24%, to $105.6 million for three months ended March 31, 2004, from $85.4 million for the year ended March 31, 2003. This increase is primarily attributable to an increase in purchase volumes. Total interchange income is net of $27.9 million of costs related to the Company’s rewards programs for the three months ended March 31, 2004, compared with $21.9 million for the three months ended March 31, 2003.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by the Company’s patient finance business, gains on the sale of auto loans and income earned related to purchased charged-off loan portfolios.

Other non-interest income increased $17.0 million, or 35%, to $65.4 million for the three months ended March 31, 2004, compared with the same period in 2003. The increase in other non-interest income was primarily the result of a $15.0 million increase in the income earned from purchased charge-off loan portfolios and a $9.1 million increase in the gain on sales of auto loans, partially offset by a $9.9 million reduction related to the realized gains on the sale of securities for the three month period ended March 31, 2004, compared with the same period in the prior year.

Non-Interest Expense

Non-interest expense, which consists of marketing and operating expenses, increased $51.0 million, or 4%, for the three months ended March 31, 2004, to $1.2 billion. Marketing expense increased $13.5 million, or 6%, to $255.1 million for the three months ended March 31, 2004, compared with the same period in the prior year. The increase in the first quarter of 2004 was due to the Company investing in new and existing product opportunities and continued branding efforts. Operating expenses increased $37.5 million, or 4% for the three months ended March 31, 2004, to $969.7 million, compared with $932.2 million for the same period in the prior year. The increase in operating expenses for the three months ended March 31, 2004 was primarily the result of increased credit and recovery efforts of $35.3 million and increases in salaries and benefits of $25.9 million. Although operating expenses increased, operating expenses as a percentage of average managed loans for the period ended March 31, 2004 fell 84 basis points to 5.45% when compared to the three month period ended March 31, 2003. This reduction reflects the increased operating efficiencies of the Company.

Income Taxes

The Company’s income tax rate was 36.2% and 37% for the three months March 31, 2004 and 2003, respectively. The decrease was primarily due to increased profitability in the Company’s International businesses in lower taxed territories. The effective rate includes both state and federal income tax components.

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

TABLE 3 - MANAGED CONSUMER LOAN PORTFOLIO

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Period-End Balances:
Reported consumer loans:
Domestic	$29,688,177	$24,708,588
International	3,483,339	2,925,852

Total	33,171,516	27,634,440

Securitization adjustments:
Domestic	33,877,087	29,114,980
International	4,768,299	2,464,279

Total	38,645,386	31,579,259

Managed consumer loan portfolio:
Domestic	63,565,264	53,823,568
International	8,251,638	5,390,131

Total	$71,816,902	$59,213,699

Average Balances:
Reported consumer loans:
Domestic	$29,628,634	$24,520,977
International	3,248,891	2,795,217

Total	32,877,525	27,316,194

Securitization adjustments:
Domestic	33,562,386	29,372,045
International	4,708,376	2,561,459

Total	38,270,762	31,933,504

Managed consumer loan portfolio:
Domestic	63,191,020	53,893,022
International	7,957,267	5,356,676

Total	$71,148,287	$59,249,698

Table 4 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

TABLE 4

COMPARISON OF MANAGED AND REPORTED OPERATING DATA AND RATIOS

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Reported:
Average earning assets	$44,111,541	$34,144,482
Net interest margin(1)	6.64%	8.61%
Loan yield	12.59%	14.84%

Managed:
Average earning assets	$80,495,234	$64,601,618
Net interest margin(1)	8.33%	9.34%
Loan yield	13.53%	14.50%

(1)	Net interest margin is equal to net interest income divided by average earning assets.

Revenue Margin

The Company’s products are designed with the objective of maintaining strong risk-adjusted returns and providing diversification across the credit spectrum and consumer lending products. Management believes that a comparable measure for external analysis is the Company’s managed revenue margin (based on average managed earning assets.)

The Company has aggressively marketed lending products to high credit quality consumers to take advantage of favorable long-term risk-adjusted returns of this consumer type. In addition, the Company continues to diversify its products beyond U.S. consumer credit cards. While these products typically consist of lower yielding loans compared with those previously made, they provide favorable impacts on managed charge-offs, operating expenses and marketing as a percentage of average managed earning assets.

Table 5 provides income statement data and ratios for the Company’s reported and managed consumer loan portfolio. The causes of increases and decreases in the various components of revenue are discussed in sections previous to this analysis.

TABLE 5 – REVENUE MARGIN

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Reported Income Statement:
Net interest income	$732,022	$734,804
Non-interest income	1,443,134	1,304,603

Revenue	$2,175,156	$2,039,407

Reported Ratios:(1)
Net interest margin	6.64%	8.61%
Non-interest income margin	13.08	15.28

Revenue margin	19.72%	23.89%

Managed Income Statement:
Net interest income	$1,677,078	$1,507,951
Non-interest income	1,014,536	1,027,933

Revenue	$2,691,614	$2,535,884

Managed Ratios:(1)
Net interest margin	8.33%	9.34%
Non-interest income margin	5.05	6.36

Revenue margin	13.38%	15.70%

(1)	As a percentage of average earning assets.

Asset Quality

The asset quality of a portfolio is generally a function of the initial underwriting criteria used, levels of competition, account management activities and demographic concentration, as well as general economic conditions. The Company’s credit risk profile is managed to maintain strong risk adjusted returns and diversification across the full credit spectrum and in each of its consumer lending products. Certain customized consumer lending products have, in some cases, higher delinquency and charge-off rates. The costs associated with higher delinquency and charge-off rates are considered in the pricing of individual products.

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

TABLE 6 - DELINQUENCIES

	March 31
	2004		2003
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$33,171,516	100.00%	$27,634,440	100.00%
Loans delinquent:
30-59 days	608,602	1.83%	661,271	2.39%
60-89 days	273,440	0.82%	311,987	1.13%
90-119 days	167,588	0.51%	218,558	0.79%
120-149 days	128,297	0.39%	170,702	0.62%
150 or more days	88,498	0.27%	127,343	0.46%

Total	$1,266,425	3.82%	$1,489,861	5.39%

Loans delinquent by geographic area:
Domestic	1,201,222	4.05%	1,351,491	5.47%
International	65,203	1.87%	138,370	4.73%

Managed:
Loans outstanding	$71,816,902	100.00%	$59,213,699	100.00%
Loans delinquent:
30-59 days	1,105,665	1.54%	1,147,250	1.94%
60-89 days	602,502	0.84%	635,988	1.07%
90-119 days	430,317	0.60%	482,345	0.82%
120-149 days	335,192	0.47%	379,652	0.64%
150 or more days	257,662	0.35%	296,272	0.50%

Total	$2,731,338	3.80%	$2,941,507	4.97%

Consumer loan delinquency rate decreases principally reflect a continued shift in the mix of the loan portfolio towards higher credit quality assets, improvements in collection experience, and improved economic conditions.

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

For the three months ended March 31, 2004, the reported net charge-off rate decreased 259 basis points to 4.17% compared with 6.76% for the three months ended March 31, 2003. For the three months ended March 31, 2004, the managed net charge-off rate decreased 164 basis points to 4.83% compared with 6.47% in the prior year. The decrease in both the reported and managed net charge-off rates principally relates to the shift in the mix of the loan portfolio towards higher credit quality loans and improved economic conditions. Table 7 shows the Company’s net charge-offs for the three month periods presented on a reported and managed basis.

TABLE 7 - NET CHARGE-OFFS

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Reported:
Average loans outstanding	$32,877,525	$27,316,194
Net charge-offs	342,391	461,457
Net charge-offs as a percentage of average loans outstanding	4.17%	6.76%

Managed:
Average loans outstanding	$71,148,287	$59,249,698
Net charge-offs	858,849	957,934
Net charge-offs as a percentage of average loans outstanding	4.83%	6.47%

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

TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Balance at beginning of period	$1,595,000	$1,720,000
Provision for loan losses:
Domestic	225,280	348,497
International	18,388	27,354

Total provision for loan losses	243,668	375,851

Other	(1,277)	606
Charge-offs:
Domestic	(426,453)	(513,821)
International	(30,998)	(41,730)

Total charge-offs	(457,451)	(555,551)

Principal recoveries:
Domestic	105,056	85,943
International	10,004	8,151

Total principal recoveries	115,060	94,094

Net charge-offs	(342,391)	(461,457)

Balance at end of period	$1,495,000	$1,635,000

Allowance for loan losses to loans at period-end	4.51%	5.92%

Allowance for loan losses by geographic distribution:
Domestic	$1,380,233	$1,555,554
International	114,767	79,446

For the three months ended March 31, 2004, the provision for loan losses decreased to $243.7 million, or 35.2%, from $375.9 million for the three months ended March 31, 2003. This decrease resulted from the improving credit quality of the reported loan portfolio. The 30-plus day reported delinquency rate was 3.82% at March 31, 2004, down 157 basis points from 5.39% at March 31, 2003. While the Company’s reported loan portfolio increased to $33.2 billion at March 31, 2004 from $27.6 billion at March 31, 2003, the impact of the loan growth to the allowance was mitigated by the loan growth being concentrated in higher credit quality loans, an improvement in collection experience, and improved economic conditions.

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

TABLE 9 – REPORTABLE SEGMENTS – MANAGED BASIS

	U.S. Card		Auto Finance		Global Financial Services
(Dollars in thousands)	As of and for the Three Months Ended March 31		As of and for the Three Months Ended March 31		As of and for the Three Months Ended March 31
	2004	2003	2004	2003	2004	2003
Loans receivable	$45,297,959	$38,736,883	$8,833,929	$7,742,475	$17,642,995	$12,725,815
Net income	386,835	308,124	30,665	(6,461)	50,935	14,973
Net charge-off rate	5.41%	7.72%	4.13%	4.91%	3.60%	3.95%
30+ Delinquency rate	3.99%	5.55%	5.44%	5.37%	2.63%	2.98%

U.S. Card Segment

The U.S. Card segment consists of domestic credit card lending activities. Total U.S. Card segment loans increased 17% to $45.3 billion at March 31, 2004, compared with $38.7 billion at March 31, 2003. The loan growth in this segment reflects, among other things, the Company’s continued success in applying IBS. The contribution to net income from the U.S. Card segment increased $78.7 million, or 26%, to $386.8 billion for the three months ended March 31, 2004. The increase in net income is attributable to the growth in the managed U.S. Card segment loan portfolio, enhanced by the improving credit metrics.

Net charge-offs of U.S. Card segment loans decreased $149.7 million, or 20%, while average U.S. Card segment loans for the three months ended March 31, 2004, grew $5.9 billion, or 15%, compared with the same period in the prior year. For the three months ended March 31, 2004, the U.S. Card segment’s net charge-off rate was 5.41%, compared with 7.72% for the same period in 2003. This decrease was due to the addition of higher credit quality loans to the loan portfolio and improved economic conditions.

The 30-plus day delinquency rate for the U.S. Card segment was 3.99% as of March 31, 2004, down 156 basis points from 5.55% as of March 31, 2003. The decrease in delinquencies is due to the addition of higher credit quality loans to the portfolio, improvements in collection experience, and improved economic conditions.

Auto Finance Segment

The Auto Finance segment primarily consists of automobile financing activities. Total Auto Finance segment loans outstanding increased 14% to $8.8 billion at March 31, 2004, compared with $7.7 billion at March 31, 2003. The increase in auto loans outstanding was the result of, among other things, expanded organizational capabilities, a focus on diversification of the managed loan portfolio, and increased reliance on proven IBS concepts. For the three months ended March 31, 2004, the net income contribution from the Auto Finance segment increased $37.1 million compared with the same period in the prior year. This increase in the net income contribution is the result of the growth in the loan portfolio, gains on auto loan sales, and improving credit loss experience.

During the three months ended March 31, 2004 and 2003, the Company sold $259.7 million and $83.6 million, respectively of auto loans. These transactions resulted in gains of $13.3 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively, all of which was allocated to the Auto Finance segment.

Net charge-offs of Auto Finance segment loans decreased $1.5 million, or 2%, while average Auto Finance loans for the three months ended March 31, 2004, grew $1.2 billion, or 17%, compared with the same period in the prior year. For the three months ended March 31, 2004, the Auto Finance segment’s net charge-off rate was 4.13% compared with 4.91% for the prior year. The decrease was primarily driven by the shift to higher credit quality loans as well as modest improvements in used car pricing.

The 30-plus day delinquency rate for the Auto Finance segment was 5.44% as of March 31, 2004, up 7 basis points from 5.37% as of March 31, 2003. The increase in delinquencies was primarily the result of slower loan growth in the first quarter of 2004, as compared to the first quarter of 2003, offset by the shift to higher credit quality loans.

Global Financial Services Segment

The Global Financial Services segment consists of international lending activities, installment lending, small business lending, patient financing and other investment businesses. Total Global Financial Services segment loans increased 39% to $17.6 billion at March 31, 2004, compared with $12.7 billion at March 31, 2003. The increase in total loans reflects the Company’s successful efforts to diversify its loan portfolio. Net income contribution from the Global Financial Services segment for the three months ended March 31, 2004, increased $36.0 million, to $50.9 million, compared with the same period in the prior year. The improvement in the Global Financial Services segment’s financial performance in the first quarter 2004 was due to the maturation of many of the Company’s diversification businesses in the U.S., U.K. and Canada.

Net charge-offs of Global Financial Services segment loans increased $31.5 million, or 26%, while average Global Financial Services segment loans for the three months ended March 31, 2004 grew $4.7 billion, or 38%, compared with the same period in the prior year. For the three months ended March 31, 2004 the Global Financial Services segment’s net charge-off rate was 3.60% compared with 3.95% for the same period in the prior year. The decrease was driven primarily by slower loan growth in the Company’s small business and international businesses when compared with the prior year and the shift to higher credit quality loans.

The 30-plus day delinquency rate for the Global Financial Services segment was 2.63% as of March 31, 2004, down 35 basis points from 2.98% as of March 31, 2003. Global Financial Services delinquencies decreased primarily as a result of the addition of higher credit quality loans to the portfolio and improving economic conditions.

Funding

The Company has established access to a variety of funding alternatives in addition to securitization of its consumer loans. Table 10 illustrates the Company’s unsecured funding sources and its collateralized revolving credit facility.

TABLE 10 - FUNDING AVAILABILITY AS OF MARCH 31, 2004

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)(6)	Outstanding	Final Maturity(5)
Senior and Subordinated Global Bank Note Program(2)	1/03	$2,300	$5,236	—
Senior Domestic Bank Note Program(3)	4/97	—	$232	—
Revolving Credit Facility	5/03	$1,085	—	5/05
Multicurrency Facility(4)	8/00	$369	—	8/04
Collateralized Revolving Credit Facility	—	$3,629	$721	—
Corporation shelf registration	7/02	$1,948	N/A	—

(1)	All funding sources are non-revolving except for the Multicurrency Facility, the Revolving Credit Facility and the Collateralized Revolving Credit Facility. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Global Senior and Subordinated Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in April 2004.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	US dollar equivalent based on the USD/Euro exchange rate as of March 31, 2004.
(5)	Maturity date refers to the date the facility terminates, where applicable.
(6)	Availability does not include unused conduit capacity related to securitization structures of $8.8 billion at March 31, 2004.

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $5.2 billion outstanding at March 31, 2004. Under the Senior and Subordinated Global Bank Note Program, the Bank issued $500.0 million of ten-year 5.125% fixed rate bank notes in February 2004. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through an $8.0 billion Senior Domestic Bank Note Program, of which $231.5 million was outstanding at March 31, 2004. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

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

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Collateralized Revolving Credit Facility”). As of March 31, 2004, the Collateralized Revolving Credit Facility had the capacity to issue up to $4.4 billion in secured notes. The Collateralized Revolving Credit Facility has multiple participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of March 31, 2004, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of March 31, 2004, the Company had $23.6 billion in interest-bearing deposits of which $11.5 billion represented large denomination certificates of $100 thousand or more, with original maturities up to ten years.

Table 11 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of March 31, 2004.

TABLE 11 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	March 31, 2004
(Dollars in thousands)	Balance	Percent
Three months or less	$1,066,121	9.25%
Over 3 through 6 months	1,244,434	10.80
Over 6 through 12 months	1,845,217	16.02
Over 12 months through 10 years	7,364,882	63.93

Total	$11,520,654	100.00%

Supervision and Regulation

Informal Memorandum of Understanding

As described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company entered into an informal memorandum of understanding with the bank regulatory authorities with respect to certain issues, including capital, allowance for loan losses, finance charge and fee reserve policies, procedures, systems and controls. A memorandum of understanding is characterized by regulatory authorities as an informal action that is not published or publicly available.

Effective January 29, 2004, the Federal Reserve Bank of Richmond, the Office of Thrift Supervision, (“the OTS”), and the Bureau of Financial Institutions of the Commonwealth of Virginia terminated the informal memorandum of understanding. Like other regulated financial institutions, the Company continues to be subject to regular and ongoing general and targeted regulatory exams.

General

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

For additional discussion, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 1, “Enterprise Risk Management”.

Enterprise Risk Management

Risk is an inherent part of the Company’s business and activities. The Company has an ongoing Enterprise Risk Management (“ERM”) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program operates at all levels in the Company: first, at the most senior levels with the Board of Directors and senior management committees that oversee risk and risk management practices; second, in the centralized departments headed by the Chief Enterprise Risk Officer and the Chief Credit Officer that establish risk management methodologies, processes and standards; and third, in the individual business areas throughout the Company which own the management of risk and perform ongoing identification, assessment and response to risks. The Company’s Corporate Audit Services department also assesses risk and the related quality of internal controls and quality of risk management through its audit activities. To facilitate the effective management of risk, the Company utilizes a risk and control framework that includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation and compliance. For additional information on the Company’s ERM program, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 1, “Enterprise Risk Management”.

Capital Adequacy

The Bank and the Savings Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”) and the OTS (collectively, the “regulators”), respectively. The capital adequacy guidelines and the regulatory framework for prompt corrective action require the Bank and the Savings Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items.

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” As of March 31, 2004, there were no conditions or events since these notifications that management believes would have changed either the Bank or the Savings Bank’s capital category.

TABLE 12 - REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well-Capitalized” Under Prompt Corrective Action Provisions
March 31, 2004
Capital One Bank
Tier 1 Capital	13.30%	10.76%	4.00%	6.00%
Total Capital	17.53	14.36	8.00	10.00
Tier 1 Leverage	11.03	11.03	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.54%	12.44%	4.00%	6.00%
Total Capital	16.84	13.73	8.00	10.00
Tier 1 Leverage	14.00	14.00	4.00	5.00

March 31, 2003
Capital One Bank
Tier 1 Capital	15.83%	11.48%	4.00%	6.00%
Total Capital	18.11	13.39	8.00	10.00
Tier 1 Leverage	13.55	13.55	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.71%	11.81%	4.00%	6.00%
Total Capital	17.41	13.39	8.00	10.00
Tier 1 Leverage	14.61	14.61	4.00	5.00

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (“Subprime Guidelines”) issued by the four federal banking agencies and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceeds the requirements for a “well-capitalized” institution as of March 31, 2004.

For purposes of the Subprime Guidelines, the Company has treated as “subprime” all loans in the Bank’s and the Savings Bank’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of March 31, 2004 approximately $4.3 billion, or 16.5%, of the Bank’s, and $2.6 billion, or 19.6%, of the Savings Bank’s, on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

The reduction in Capital One Bank capital ratios at March 31, 2004, compared with March 31, 2003, resulted from the growth in the managed loan portfolio and dividends made to the Corporation. The Company currently expects to operate each of the Bank and Savings Bank in the future with a total risk-

based capital ratio of at least 12%. The Corporation has a number of alternatives available to meet any additional regulatory capital needs of the Bank and the Savings Bank, including substantial liquidity held at the Corporation and available for contribution.

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of March 31, 2004 and 2003, the Company’s Tier 1 Leverage ratio was 13.86% and 12.40%, respectively.

Additionally, federal banking law limits the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of March 31, 2004, retained earnings of the Bank and the Savings Bank of $1.4 billion and $555.3 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

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

Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2004, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward looking, and therefore actual results could differ materially. Factors that could materially influence results are set forth throughout this section and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 1, “Risk Factors”.

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

Managed Revenue Margin

The Company expects its managed revenue margin (defined as managed net interest income plus managed non-interest income divided by managed average earning assets) to decline somewhat in 2004, although not as significantly as in 2003, as a result of the Company’s expected continued shift in its loan portfolio towards higher credit quality loans and the increasing diversification of its products beyond U.S. consumer credit cards. As discussed more fully below, these higher credit quality assets typically have higher average balances than the loans in the Company’s current portfolio and, as a result, the Company expects its charge-offs, operating expenses and marketing expenses to be lower in 2004 than in 2003 when measured as a percentage of average managed loans outstanding.

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

The Company expects to vary its marketing across its credit card, installment lending and auto financing products depending on the competitive dynamics of the various markets in which it participates. Currently, among the Company’s various product lines, U.S. credit cards are facing the highest degree of competitive intensity. The Company expects to adjust its marketing allocations to target specific product lines that it believes offer attractive response rates and opportunities from time to time.

Due to the nature of competitive market dynamics and therefore the limited periods of opportunity identified by the Company’s testing processes, marketing expenditures may fluctuate significantly from quarter to quarter. However, the Company expects its strategy of increasing the proportion of higher credit quality credit cards and diversified products in its loan portfolio will lead to a gradual decline through 2004 in its marketing costs as a percentage of average managed loans, despite the Company’s expectation that absolute marketing costs will increase.

Operating Cost Trends

The Company measures operating efficiency using a variety of metrics which vary by specific department or business unit. Nevertheless, the Company believes that overall annual operating costs as a percentage of managed loans (defined as all non-interest expense less marketing, divided by average managed loans) is an appropriate gauge of the operating efficiency of the enterprise as a whole. As the Company continues to shift its managed loan mix towards higher credit quality loans and more diversified businesses, the Company expects operating costs as a percentage of its average managed loans to decline in 2004 as a result of efficiency gains related to, among other things, servicing higher balance, higher credit quality accounts.

Loan Growth

The Company expects managed loans to grow in the mid-teens. It expects this growth to continue to reflect its shift toward higher credit quality loans and more diversified businesses.

Delinquencies and Charge-offs

The Company’s charge-off rate improved during the first quarter of 2004 due to its mix shift towards higher credit quality loans and its diversification businesses, seasonality, and due to improving economic conditions. As both mix driven improvements in credit quality and economic conditions begin to stabilize, the Company expects its charge-off rate to remain between 4 and 5% throughout 2004.

The Company’s delinquency rate also improved during the first quarter of 2004 due to similar factors. Generally, fluctuations in delinquency levels can have several effects, including changes in the amounts of past due and over-limit fees assessed (lower delinquencies typically cause lower assessments), changes to the non-accrued amounts for finance charges and fees (lower delinquencies typically decrease non-accrued amounts), increased or decreased collections expenses, and/or changes in the allowance for loan losses and the associated provision expenses. The Company’s allowance for loan losses in a given period is a function of charge-offs in the period, the delinquency status of those loans and other factors, such as the Company’s assessment of general economic conditions and the amount of outstanding loans added to the reported balance sheet during the period.

The Company expects its allowance for loan losses to decline further in 2004. The outlook is based on current and expected charge-off and delinquency rates, as well as expected managed loan growth in the mid-teens, growth in higher credit quality loans and in diversification businesses, and on a continuation of current economic conditions. However, as the year progresses, the downward pressures on the allowance caused by improving credit quality may be overtaken by the upward pressures of loan growth and seasonality, which may cause an increase in the allowance for loan losses in the second half of the year. This outlook is sensitive to general economic conditions, employment trends, and bankruptcy trends, in addition to the Company’s loan growth results.

Return on Managed Assets

The Company anticipates that its return on managed assets will remain relatively stable for the full year of 2004, when compared to 2003, as lower costs and charge-offs (both as a percent of managed assets), offset the lower revenue margin resulting from its mix shift toward higher credit quality loans and more diversified loan products. However, the Company expects that this metric will vary quarter-to-quarter throughout 2004.

Impact of Attrition

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

The Company’s Core Strategy: IBS

The Company’s core strategy has been, and is expected to continue to be, to apply its proprietary IBS to its consumer lending business and other financial products. The Company continues to seek to identify new product and new market opportunities, and to make investment decisions that are informed by the Company’s intensive testing and analysis. The Company’s objective is to continue diversifying its consumer finance activities, which may include expansion into additional geographic markets, other consumer loan products, and/or the retail branch banking business.

The Company’s lending products and other products are subject to intense competitive pressures that management anticipates will continue to increase as the lending markets mature, and that could affect the economics of decisions that the Company has made or will make in the future in ways that it did not anticipate, test or analyze.

U.S. Card Segment

The Company’s U.S. Card segment consisted of $45.3 billion of U.S. consumer credit card receivables as of March 31, 2004, marketed to consumers across the full credit spectrum. The Company’s strategy for its U.S. Card business is to gradually increase the proportion of higher credit quality loans in its portfolio and to offer compelling, value-added products to its customers, such as Lifestyles and Rewards credit cards. The Company expects little or no growth in the subprime portion of its credit card portfolio in 2004.

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

The Company continues to use its IBS to test new credit card products. While the Company continues to market an array of products to customers with a broad range of risk profiles, the Company plans to focus more of its marketing towards those customers with strong credit histories. Products targeted to high credit quality consumer card products tend to be more expensive for the Company to originate, and produce revenues and balances more slowly than credit card products marketed to customers with weaker credit histories.

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

Auto Finance Segment

This segment consisted of $8.8 billion of U.S. auto receivables as of March 31, 2004, marketed across the credit spectrum, via direct and indirect marketing channels. The Company expects to increase its auto loan portfolio more quickly in prime and direct marketed products than through other products or channels in 2004. The Company sold $0.3 billion of automobile receivables in the first quarter of 2004, and expects to sell additional auto finance receivables through the remainder of 2004.

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

Global Financial Services Segment

This segment primarily consisted of $5.7 billion of installment loan receivables, $3.5 billion of small business receivables originated within the U.S. and $8.3 billion of credit card receivables and installment loans originated outside of the U.S., primarily in the U.K. and Canada, as of March 31, 2004.

The products contained within the Global Financial Services segment play a key role in the asset diversification strategy of the Company, and thus the Company expects the Global Financial Services segment, as a portion of the overall portfolio, will continue to grow loan balances at a faster rate than the US Card segment.

Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information relating to our future earnings per share, growth in managed loans outstanding, product mix, segment growth, managed revenue margin, funding costs, operations costs, employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as “expect,” “anticipate,” “hope,” “intend,” “plan,” “believe,” “estimate” or similar expressions. We have based these forward-looking statements on our current plans, estimates and projections, and you should not unduly rely on them.

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

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business, and in particular to grow our upmarket business more quickly than our “subprime” business. Second, we desire to continue to build and grow our automobile finance business. Third, we hope to continue to diversify our business, both geographically and in product mix, by growing our lending business, including credit cards, internationally, principally in the United Kingdom and Canada, and by identifying, pursuing and expanding new business opportunities, such as installment lending. Our ability to grow is driven by the success of our fundamental business plan and our earnings may be adversely affected by our increased focus on upmarket growth (because of the potentially lower margins on such accounts), the level of our investments in new businesses or regions and our ability to successfully apply IBS to new businesses. This risk has many components, including:

•	Customer and Account Growth. As a business driven by customer finance, our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Competition. As explained in more detail below, we face intense competition from many other providers of credit cards and other consumer financial products and services. The competition affects not only our existing businesses, but also our ability to grow these businesses, to develop new opportunities, and to make new acquisitions. As we seek to continue to move upmarket in our portfolio and to diversify beyond U.S. consumer credit cards, pricing competition, in particular, may make such growth and diversification difficult or financially impractical to achieve. See “We Face Intense Competition in All of Our Markets” below.

•	International Risk. Part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards and providers of other types of financial services (such as home equity lines and other products). We face similar competitive markets in our auto financing and installment loan activities as well as in our international markets. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. In addition, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry, including in the credit card business. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Other credit card companies may compete with us for customers by offering lower interest rates and fees and/or higher credit limits. Because customers generally choose credit card issuers based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. We may lose entire accounts, or may lose account balances, to competing card issuers. Our auto financing and installment products also face intense competition on the basis of price. Customer attrition from any or all of our products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. We expect that competition will continue to grow more intense with respect to most of our products, including the products we offer internationally.

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

We May Face Limited Availability of Financing, Variation in Our Funding Costs and Uncertainty in Our Securitization Financing

In general, the amount, type and cost of our funding, including financing from other financial institutions, the capital markets and deposits, directly impacts our expense in operating our business and growing our assets and therefore, can positively or negatively affect our financial results. A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies actions, general economic conditions and accounting and regulatory changes and relations. Our funding risks are also higher due to our lower unsecured debt rating compared to other banking institutions and the proportion of certain accounts in our loan portfolio viewed by some as “subprime.” In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies, and may become increasingly difficult due to economic and other factors.

The securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances, is one of our major sources of funding. The consumer asset-backed securitization market in the United States currently exceeds $1.4 trillion, with approximately $131.0 billion issued in 2004. We are a leading issuer in these markets, which have remained stable through adverse conditions. As of March 31, 2004, we had $44.7 billion of securitization funding outstanding, comprising 56% of our total managed liabilities. Despite the size and relative stability of these markets and our position as a leading issuer, if these markets experience difficulties we may be unable to securitize our loan receivables or to do so at favorable pricing levels. Factors affecting our ability to securitize our loan receivables or to do so at favorable pricing levels include, in addition to the above factors, the overall credit quality of our securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. If we were unable to continue to securitize our loan receivables at current levels, we would use our investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet our other liquidity needs. The resulting change in our current liquidity sources could potentially subject us to certain risks. These risks would include an increase in our cost of funds, an increase in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on our consolidated balance sheet, and lower loan growth, if we were unable to find alternative and cost-effective funding sources. Also, if we could not continue to remove the loan receivables from the balance sheet we would possibly need to raise additional capital to support loan and asset growth and potentially provide additional credit enhancement.

In addition, the occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for additional funding. This early amortization could, among other things, have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. See page 52 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management” contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank as investment grade. Two of the three ratings agencies rate the unsecured senior debt of the Corporation investment grade, with Standard & Poor’s assigning a rating of BB+, or one level below investment grade. The following chart shows ratings for Capital One Financial Corporation and Capital One Bank as of March 31, 2004. As of that date, the ratings outlook for these ratings is “stable.”

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

We Face Risk Related to the Strength of our Operational and Organizational Infrastructure

Our ability to grow is also dependent on our ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit management and operations personnel with the experience to run an increasingly complex business. Similar to other large corporations, operational risk can manifest itself at Capital One in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside the Company and exposure to external events. In addition, we may outsource some of our operational functions to third parties; these third parties may experience similar errors or disruptions that could adversely impact us and over which we may have limited control. We are also subject to business interruptions arising from events either partially or completely beyond our control such as disruption in the U.S. Postal Service that could adversely impact our response rates and consumer payments. Failure to build and maintain the necessary operational infrastructure can lead to risk of loss of service to customers, legal actions or noncompliance with applicable laws or regulatory standards. Although we have devoted and will continue to devote resources to building and maintaining our operational infrastructure, including our system of internal control, there can be no assurance that we will not suffer losses from operational risks in the future.

We May Experience Increased Delinquencies and Credit Losses

Like other credit card lenders and providers of consumer financing, we face the risk that our customers will not repay their loans. A customer’s failure to repay is generally preceded by missed payments. In some instances, a customer may declare bankruptcy prior to missing payments, although this is not generally the case. Customers who declare bankruptcy frequently do not repay credit card or other consumer loans. Where we have collateral, we attempt to seize it when customers default on their loans. The value of the collateral may not equal the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies can require us to increase our allowance for loan losses and thus hurt our overall financial performance. In addition, rising delinquencies and rising rates of bankruptcy are often precursors of future charge-offs. High charge-off rates may hurt our overall financial performance if we are unable to raise revenue to compensate for these losses, may adversely impact the performance of our securitizations, and may increase our cost of funds.

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

The trends that have caused the reduction of charge-offs over the course of 2003 may not continue. In 2003, we increased the proportion of lower-risk borrowers in our portfolio and increased the proportion of lower risk asset classes, like auto loans, relative to credit cards. In addition, in 2003, our managed loan portfolio grew 19%. Especially in the credit card business, higher growth rates cause lower charge-offs. This is primarily driven by lower charge-offs in the first six to eight months of the life of a pool of new accounts. Finally, although the U.S. economy improved over the course of 2003, there can be no assurance that these trends will continue in the future.

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

Changes in interest rates also affect the balances our customers carry on their credit cards and affect the rate of pre-payment for installment loan products. When interest rates fall, there may be more low-rate product alternatives available to our customers. Consequently, their credit card balances may fall and pre-payment rates may rise. We can mitigate this risk by reducing the interest rates we charge or by refinancing installment loan products. However, these changes can reduce the overall yield on our portfolio if we do not adequately provide for them in our interest rate hedging strategies. When interest rates rise, there are fewer low-rate alternatives available to customers. Consequently, credit card balances may rise (or fall more slowly) and pre-payment rates on installment lending products may fall. In this circumstance, we may have to raise additional funds at higher interest rates. In our credit card business, we could, subject to legal and competitive constraints, mitigate this risk by increasing the interest rates we charge, although such changes may increase opportunities for our competitors to offer attractive products to our customers and consequently increase customer attrition from our portfolio. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” contained in the Annual Report on Form 10-k for the year ended December 31, 2003.

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

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. For example, in 2001, regulators restricted the ability of two of our competitors to provide further credit to higher risk customers due principally to supervisory concerns over rising charge-off rates and capital adequacy. We cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the banking regulators will be applied to the Bank or the Savings Bank or the resulting effect on the Corporation, the Bank or the Savings Bank. In addition, certain state and federal regulators are considering or have approved rules affecting certain practices of “subprime” mortgage lenders. There can also be no assurance that these regulators will not also consider or approve additional rules with respect to “subprime” credit card lending or, if so, how such rules would be applied to or affect the Corporation, the Bank or the Savings Bank.

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

Fluctuations in Our Expenses and Other Costs May Hurt Our Financial Results

Our expenses and other costs, such as human resources and marketing expenses, directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they grow. For example, further increases in postal rates or termination of our negotiated service arrangement with the United States Postal Service could raise our costs for postal service, which is a significant component of our expenses for marketing and for servicing our 46.7 million accounts as of March 31, 2004. As our business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended March 31, 2004.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of March 31, 2004 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

Part II Other Information

Item 1. Legal Proceedings

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note F – Commitments and Contingencies.”

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Corporation’s 2004 Annual Meeting of Stockholders was held April 29, 2004.
(b)	The following directors were elected at such meeting:

W. Ronald Dietz

Lewis Hay, III

Mayo A. Shattuck, III

The following directors will also continue in their office after such meeting:

Richard D. Fairbank

James A. Flick, Jr.

Patrick W. Gross

James V. Kimsey

Stanley Westreich

(c)	The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld
W. Ronald Dietz	201,748,834	5,758,256
Lewis Hay, III	202,938,322	4,568,768
Mayo A. Shattuck	202,955,251	4,551,839

Item	Votes For	Votes Against	Abstain	Broker Non-Votes
Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2004	200,769,356	5,389,266	1,348,467	1
Approval and adoption of the Capital One Financial Corporation 2004 Stock Incentive Plan	147,255,802	33,239,292	1,741,581	25,270,415

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1	Copy of 5.125% Notes, due 2014, of Capital One Bank.
10.1	Commitment Increase Letter to Revolving Credit Facility Agreement (filed as Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003), dated January 6, 2004 by Morgan Stanley Senior Funding, Inc.
31.1	Certification of Richard D. Fairbank
31.2	Certification of Gary L. Perlin
32.1	Certification* of Richard D. Fairbank
32.2	Certification* of Gary L. Perlin

(b)	Reports on Form 8-K:

On January 21, 2004, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — December 2003, for the month ended December 31, 2003.

On January 21, 2004, the Company furnished under Item 5 – “Other Events” and filed under Item 7 – “Financial Statements, Proforma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1, a copy of its earnings press release for the fourth quarter of 2003 that was issued January 21, 2004. This release, which is required under and Item 12 – “Results of Operations and Financial Condition,” has been included under Item 9 pursuant to interim reporting guidance provided by the SEC. Additionally, the Company furnished the information in Exhibit 99.2, Fourth Quarter Earnings Presentation for the quarter ended December 31, 2003.

On January 29, 2004, the Company filed under Item 5 – “Other Events” and filed under Item 7 – “Financial Statements, Proforma Financial Information and Exhibits” of Form 8-k, on Exhibit 99.1, a copy of its press release dated January 29, 2004.

On February 10, 2004, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — January 2004, for the month ended January 31, 2004.

On March 9, 2004, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — February 2004, for the month ended February 29, 2004.

*	Information in this furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: May 7, 2004	/s/ GARY L. PERLIN
Gary L. Perlin
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer of the Registrant)