Form 10-Q
period 2004-06-30
CAPITAL ONE FINANCIAL CORP
filed 2004-08-05
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004 there were 241,511,250 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

June 30, 2004

Part I. Financial Information

Item 1. Financial Statements (unaudited)

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data) (unaudited)

	June 30, 2004	December 31, 2003
Assets:
Cash and due from banks	$346,978	$382,212
Federal funds sold and resale agreements	1,082,939	1,010,319
Interest-bearing deposits at other banks	290,242	587,751

Cash and cash equivalents	1,720,159	1,980,282
Securities available for sale	8,946,836	5,866,628
Consumer loans	34,551,343	32,850,269
Less: Allowance for loan losses	(1,425,000)	(1,595,000)

Net loans	33,126,343	31,255,269
Accounts receivable from securitizations	3,972,754	4,748,962
Premises and equipment, net	868,203	902,600
Interest receivable	234,348	214,295
Other	1,201,018	1,315,670

Total assets	$50,069,661	$46,283,706

Liabilities:
Interest-bearing deposits	$24,178,756	$22,416,332
Senior and subordinated notes	7,727,810	7,016,020
Other borrowings	7,885,340	7,796,613
Interest payable	256,293	256,015
Other	2,800,405	2,746,915

Total liabilities	42,848,604	40,231,895

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 242,819,065 and 236,352,914 shares issued as of June 30, 2004 and December 31, 2003, respectively	2,428	2,364
Paid-in capital, net	2,348,401	1,937,302
Retained earnings	4,924,023	4,078,508
Cumulative other comprehensive income (loss)	(4,367)	83,158
Less: Treasury stock, at cost; 1,307,815 and 1,310,582 shares as of June 30, 2004 and December 31, 2003, respectively	(49,428)	(49,521)

Total stockholders’ equity	7,221,057	6,051,811

Total liabilities and stockholders’ equity	$50,069,661	$46,283,706

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest Income:
Consumer loans, including past-due fees	$1,019,076	$960,124	$2,054,093	$1,973,406
Securities available for sale	76,081	47,895	139,797	90,826
Other	56,789	62,261	122,787	112,614

Total interest income	1,151,946	1,070,280	2,316,677	2,176,846

Interest Expense:
Deposits	244,978	220,640	484,490	429,948
Senior and subordinated notes	124,809	99,120	249,227	197,699
Other borrowings	71,142	68,257	139,921	132,132

Total interest expense	440,929	388,017	873,638	759,779

Net interest income	711,017	682,263	1,443,039	1,417,067
Provision for loan losses	242,256	387,097	485,924	762,948

Net interest income after provision for loan losses	468,761	295,166	957,115	654,119

Non-Interest Income:
Servicing and securitizations	868,041	742,696	1,785,710	1,472,385
Service charges and other customer-related fees	368,469	402,970	722,962	844,196
Interchange	117,329	89,141	222,924	174,492
Other	42,225	75,815	107,602	124,152

Total non-interest income	1,396,064	1,310,622	2,839,198	2,615,225

Non-Interest Expense:
Salaries and associate benefits	419,695	374,245	844,087	772,712
Marketing	253,838	270,555	508,985	512,251
Communications and data processing	108,191	112,456	225,297	224,508
Supplies and equipment	74,582	87,680	162,903	171,492
Occupancy	70,494	42,755	109,213	86,329
Other	302,012	263,865	603,223	558,196

Total non-interest expense	1,228,812	1,151,556	2,453,708	2,325,488

Income before income taxes	636,013	454,232	1,342,605	943,856
Income taxes	228,626	168,066	484,412	349,227

Net income	$407,387	$286,166	$858,193	$594,629

Basic earnings per share	$1.74	$1.28	$3.68	$2.66

Diluted earnings per share	$1.65	$1.23	$3.48	$2.58

Dividends paid per share	$0.03	$0.03	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Paid-in Capital	Deferred Compensation	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2002	227,073,162	$2,271	$1,806,440	$(101,970)	$2,966,948	$(15,566)	$(34,952)	$4,623,171
Comprehensive income:
Net income					594,629			594,629
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $13,621						25,509		25,509
Foreign currency translation adjustments						16,353		16,353
Unrealized gains on cash flow hedging instruments, net of income taxes of $8,414						14,327		14,327

Other comprehensive income						56,189		56,189

Comprehensive income								650,818
Cash dividends - $.05 per share					(12,061)			(12,061)
Purchase of treasury stock							(14,214)	(14,214)
Issuances of common and restricted stock, net	691,196	7	25,417	(3,385)				22,039
Exercise of stock options	662,952	6	15,682					15,688
Amortization of deferred compensation				19,312				19,312
Other items, net			973					973

Balance, June 30, 2003	228,427,310	$2,284	$1,848,512	$(86,043)	$3,549,516	$40,623	$(49,166)	$5,305,726

Balance, December 31, 2003	236,352,914	$2,364	$2,164,435	$(227,133)	$4,078,508	$83,158	$(49,521)	$6,051,811
Comprehensive income:
Net income					858,193			858,193
Other comprehensive loss, net of income tax:
Unrealized losses on securities, net of income tax benefit of $72,431						(126,991)		(126,991)
Foreign currency translation adjustments						9,095		9,095
Unrealized gains on cash flow hedging instruments, net of income taxes of $17,962						30,371		30,371

Other comprehensive loss						(87,525)		(87,525)

Comprehensive income								770,668
Cash dividends - $.05 per share					(12,678)			(12,678)
Issuances of common and restricted stock, net of forfeitures	(73,015)	(1)	980	11,187			93	12,259
Exercise of stock options	6,539,166	65	334,014					334,079
Amortization of deferred compensation				44,725				44,725
Common stock issuable under incentive plan			20,193					20,193

Balance, June 30, 2004	242,819,065	$2,428	$2,519,622	$(171,221)	$4,924,023	$(4,367)	$(49,428)	$7,221,057

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Six Months Ended June 30
	2004	2003
Operating Activities:
Net income	$858,193	$594,629
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	485,924	762,948
Depreciation and amortization, net	197,401	186,165
Impairment of long-lived assets	34,703	—
Losses (gains) on securities available for sale	20,941	(9,564)
Gains on sales of automobile loans	(24,405)	(39,312)
Stock plan compensation expense	64,918	20,576
(Increase) decrease in interest receivable	(20,053)	16,995
Decrease (increase) in accounts receivable from securitizations	774,166	(479,255)
Decrease in other assets	254,221	366,917
Increase (decrease) in interest payable	278	(5,245)
Increase (decrease) in other liabilities	83,884	(471,966)

Net cash provided by operating activities	2,730,171	942,888

Investing Activities:
Purchases of securities available for sale	(5,011,254)	(2,221,002)
Proceeds from maturities of securities available for sale	706,085	576,866
Proceeds from sales of securities available for sale	984,134	677,344
Proceeds from sale of automobile loans	600,917	1,445,291
Proceeds from securitization of consumer loans	5,946,510	4,797,861
Net increase in consumer loans	(9,134,567)	(6,795,790)
Recoveries of loans previously charged off	230,616	178,536
Additions of premises and equipment, net	(119,130)	(118,122)

Net cash used for investing activities	(5,796,689)	(1,459,016)

Financing Activities:
Net increase in interest-bearing deposits	1,762,424	2,495,916
Net increase (decrease) in other borrowings	88,599	(127,784)
Issuances of senior notes	998,190	1,092,144
Maturities of senior notes	(295,000)	(678,690)
Issuances (purchases) of treasury stock	93	(3,714)
Dividends paid	(12,678)	(12,061)
Net proceeds from issuances of common stock	12,166	11,539
Proceeds from exercise of stock options	252,601	15,688

Net cash provided by financing activities	2,806,395	2,793,038

Increase in cash and cash equivalents	(260,123)	2,276,910
Cash and cash equivalents at beginning of period	1,980,282	918,778

Cash and cash equivalents at end of period	$1,720,159	$3,195,688

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data) (unaudited)

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

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
Pro Forma Information	2004	2003	2004	2003
Net income, as reported	$407,387	$286,166	$858,193	$594,629
Stock-based employee compensation expense included in reported net income	17,966	6,661	35,261	13,431
Stock-based employee compensation expense determined under fair value based method(1)	(50,184)	(44,209)	(100,815)	(86,813)

Pro forma net income	$375,169	$248,618	$792,639	$521,247

Earnings per share:
Basic – as reported	$1.74	$1.28	$3.68	$2.66
Basic – pro forma	$1.60	$1.11	$3.40	$2.33

Diluted – as reported	$1.65	$1.23	$3.48	$2.58
Diluted – pro forma	$1.51	$1.11	$3.20	$2.26

(1)	Includes amortization of compensation expense for current year stock option grants and prior year stock option grants over the stock options’ vesting period.

The fair value of the options granted during the three and six months ended June, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below.

	For the Three Months Ended June 30		For the Six Months Ended June 30
Assumptions	2004(1)	2003	2004(1)	2003
Dividend yield	.15%	.24%	.15%	.29%
Volatility factors of expected market price of stock	47%	55%	58%	55%
Risk-free interest rate	2.50%	2.73%	2.22%	2.77%
Expected option lives (in years)	2.2	4.5	2.8	4.5

(1)	Stock options granted during the three and six months ended June 30, 2004 consisted primarily of grants issued upon exercises of vested stock options through stock swaps in accordance with stock option agreements.

Note B: Segments

The Company maintains three distinct operating segments: U.S. Card, Auto Finance, and Global Financial Services. The U.S. Card segment consists of domestic credit card lending activities. The Auto Finance segment primarily consists of automobile financing activities. The Global Financial Services segment is comprised of international lending activities (including credit card lending), installment lending, small business lending, patient financing, and other investment businesses. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other caption includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other caption also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

Management decision making is performed on a managed portfolio basis. An adjustment to reconcile the managed financial information to the reported financial information in the consolidated financial statements is provided. This adjustment reclassifies a portion of net interest income, non-interest income and provision for loan losses into non-interest income from servicing and securitization.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

	For the Three Months Ended June 30, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,124,099	$195,974	$338,192	$(72,795)	$1,585,470	$(874,453)	$711,017
Non-interest income	816,034	22,666	185,488	(12,890)	1,011,298	384,766	1,396,064
Provision for loan losses	519,569	54,908	159,001	(1,535)	731,943	(489,687)	242,256
Non-interest expenses	820,424	81,345	295,117	31,926	1,228,812	—	1,228,812
Income tax provision (benefit)	216,051	29,659	23,471	(40,555)	228,626	—	228,626

Net income (loss)	$384,089	$52,728	$46,091	$(75,521)	$407,387	$—	$407,387

Loans receivable	$45,247,444	$9,383,432	$18,722,812	$13,664	$73,367,352	$(38,816,009)	$34,551,343

	For the Three Months Ended June 30, 2003
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,072,943	$180,890	$255,612	$(51,928)	$1,457,517	$(775,254)	$682,263
Non-interest income	856,028	37,551	147,165	5,268	1,046,012	264,610	1,310,622
Provision for loan losses	671,154	77,977	132,673	15,937	897,741	(510,644)	387,097
Non-interest expenses	822,644	70,620	231,711	26,581	1,151,556	—	1,151,556
Income tax provision (benefit)	161,014	25,842	12,872	(31,662)	168,066	—	168,066

Net income (loss)	$274,159	$44,002	$25,521	$(57,516)	$286,166	$—	$286,166

Loans receivable	$39,318,185	$7,379,815	$14,045,765	$(7,956)	$60,735,809	$(33,887,231)	$26,848,578

	For the Six Months Ended June 30, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$2,324,676	$385,172	$670,081	$(117,381)	$3,262,548	$(1,819,509)	$1,443,039
Non-interest income	1,585,090	46,096	362,814	31,834	2,025,834	813,364	2,839,198
Provision for loan losses	1,054,848	135,090	312,438	(10,307)	1,492,069	(1,006,145)	485,924
Non-interest expenses	1,650,349	165,878	574,977	62,504	2,453,708	—	2,453,708
Income tax provision (benefit)	433,645	46,908	48,454	(44,595)	484,412	—	484,412

Net income (loss)	$770,924	$83,392	$97,026	$(93,149)	$858,193	$—	$858,193

Loans receivable	$45,247,444	$9,383,432	$18,722,812	$13,664	$73,367,352	$(38,816,009)	$34,551,343

	For the Six Months Ended June 30, 2003
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$2,181,655	$355,303	$496,957	$(68,447)	$2,965,468	$(1,548,401)	$1,417,067
Non-interest income	1,723,539	52,561	290,706	7,139	2,073,945	541,280	2,615,225
Provision for loan losses	1,369,010	209,959	269,155	(78,055)	1,770,069	(1,007,121)	762,948
Non-interest expenses	1,611,927	138,316	458,829	116,416	2,325,488	—	2,325,488
Income tax provision (benefit)	341,975	22,048	19,186	(33,982)	349,227	—	349,227

Net income (loss)	$582,282	$37,541	$40,493	$(65,687)	$594,629	$—	$594,629

Loans receivable	$39,318,185	$7,379,815	$14,045,765	$(7,956)	$60,735,809	$(33,887,231)	$26,848,578

During the three months ended June 30, 2004, the Company recognized $56.0 million in early termination and facility consolidation charges related to cost reduction initiatives. Of this amount, $49.9 million was allocated to the U.S. Card segment, $5.1 million was allocated to the Global Financial Services segment, $0.5 million was allocated to the Auto Finance segment, and $0.5 million was held in the Other category.

During the three months ended June 30, 2004 and 2003, the Company sold auto loans of $322.7 million and $1.3 billion, respectively. These transactions resulted in allocated pre-tax income for the Auto Finance segment of $12.5 million and $26.0 million during the three months ended June 30, 2004 and 2003, respectively.

During the six months ended June 30, 2004 and 2003, the Company sold auto loans of $582.4 million and $1.4 billion, respectively. These transactions resulted in allocated pre-tax income of $25.8 million and $30.2 million for the Auto Finance segment during the six months ended June 30, 2004 and 2003, respectively.

In July of 2004, the Company provided notice to terminate its forward flow auto receivables agreement; however, the Company plans to continue to sell auto receivables through other channels.

Note C: Capitalization

In June 2004, the Bank issued $500.0 million of five-year 5.00% fixed rate bank notes under the Senior and Subordinated Global Bank Note Program.

In June 2004, the Company terminated its Domestic Revolving and Multicurrency Credit Facilities and replaced them with a new revolving credit facility (“Credit Facility”) providing for an aggregate of $750.0 million in unsecured borrowings from various lending institutions to be used for general corporate purposes. The Credit Facility is available to the Corporation, the Bank, the Savings Bank, and Capital One Bank (Europe), plc. The Corporation’s availability has been increased to $500.0 million under the Credit Facility. All borrowings under the Credit Facility are based upon varying terms of London Interbank Offering Rate (“LIBOR”).

In February 2004, the Bank issued $500.0 million of ten-year 5.125% fixed rate bank notes under the Senior and Subordinated Global Bank Note Program.

Note D: Comprehensive Income

Comprehensive income for the three months ended June 30, 2004 and 2003, respectively was as follows:

	Three Months Ended June 30
	2004	2003
Comprehensive Income:
Net income	$407,387	$286,789
Other comprehensive (loss) income, net of tax	(151,775)	65,979

Total comprehensive income	$255,612	$352,768

Note E: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003(1)	2004	2003(1)
Numerator:
Net income	$407,387	$286,166	$858,193	$594,629

Denominator:
Denominator for basic earnings per share - Weighted-average shares	234,732	223,691	233,377	223,277
Effect of dilutive securities:
Stock options	10,341	8,111	10,813	6,791
Restricted stock	2,518	750	2,312	375

Dilutive potential common shares	12,859	8,861	13,125	7,166
Denominator for diluted earnings per share - Adjusted weighted-average shares	247,591	232,552	246,502	230,443

Basic earnings per share	$1.74	$1.28	$3.68	$2.66

Diluted earnings per share	$1.65	$1.23	$3.48	$2.58

(1)	In the fourth quarter 2003, the Company adopted the expense recognition provisions of SFAS 123, under the prospective method for all awards granted, modified or settled after January 1, 2003. Amounts related to the three and six months ended June 30, 2003, have been restated in accordance with SFAS 123.

Note F: Goodwill

The following table provides a summary of the goodwill.

	Auto Finance	Global Financial Services	Total
Balance at December 31, 2003	$218,957	$136,978	$355,935
Impairment loss	—	(3,848)	(3,848)
Foreign currency translation	—	70	70

Balance at June 30, 2004	$218,957	$133,200	$352,157

In March 2004, the Company recognized a $3.8 million impairment loss on goodwill related to certain international operations. This impairment was recorded in other non-interest expense in the consolidated income statement.

Note G: Impairment of Long-Lived Assets

In June 2004, the Company approved a plan to liquidate certain buildings as part of its facility consolidation efforts. The Company expects to complete the sale within one year. The buildings met the held-for-sale criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and as such, an impairment charge of $34.7 million was recognized to write down the properties to fair value. Depreciation expense is no longer being recognized for these assets. As of June 30, 2004, the carrying value of these assets was $44.2 million.

Note H: Consolidation of Variable Interest Entities

In June 2004, the Company established and consolidated Capital One Appalachian LLC (“COAL”) which qualifies as a variable interest entity under the requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entiries, an Interpretation of ARB No. 51 (“FIN 46”). COAL purchased a limited interest in a partnership from a third party that operates a facility which produces a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. COAL paid $2.1 million in cash and agreed to a fixed note payable of $26.4 million and additional quarterly variable payments based on the amount of tax credits generated by the partnership from June 2004 through the end of 2007. COAL has an ongoing commitment to fund the losses of the partnership to maintain its 24.9% minority ownership interest, and make fixed and variable payments to the third party. The Corporation has guaranteed COAL’s commitments to both the partnership and the third party. COAL’s equity investment in the partnership was included in Other Assets at June 30, 2004.

Note I: Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL ONE FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

Introduction

Capital One Financial Corporation (the “Corporation”) is a holding company whose subsidiaries market a variety of products and services to consumers using its Information-Based Strategy (“IBS”). The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”), which offers consumer credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending products (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers automobile and other motor vehicle financing products. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company.” As of June 30, 2004, the Company had 46.6 million accounts and $73.4 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world.

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

The Company’s primary expenses are the cost of funding assets, provision for loan losses, operating expenses (including salaries and associate benefits), marketing expenses and income taxes. Marketing expenses (e.g., advertising, printing, credit bureau costs and postage) to implement the Company’s product strategies are incurred and expensed prior to the acquisition of new accounts while the resulting revenues are recognized over the life of the acquired accounts. Revenues recognized are a function of the response rate of the initial marketing program, usage and attrition patterns, credit quality of accounts, product pricing and effectiveness of account management programs.

Significant Accounting Policies

See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $38.4 billion as of June 30, 2004, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

The securitization of consumer loans has been a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2004 to 2019 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity, however, a significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

Recourse Exposure

The credit quality of the receivables transferred is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, cash reserve accounts and accrued interest and fees on the investor’s share of the pool of receivables. Some of these credit enhancements are retained by the seller and are referred to as retained residual interests. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. The investors and the trusts only have recourse to the retained residual interests, not the Company’s assets. See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note R” for quantitative information regarding retained interests.

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

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of June 30, 2004, no early amortization events related to its off-balance sheet securitizations have occurred.

Funding Commitments Related to Synthetic Fuel Tax Credit Transaction

In June 2004, the Corporation established and consolidated Capital One Appalachian LLC (“COAL”). COAL is a special purpose entity established to invest a 24.9% minority ownership interest in a limited partnership. The partnership was established to operate a facility which produces a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. COAL purchased its interest in the partnership from a third party paying $2.1 million in cash and agreeing to pay an estimated $115.0 million comprised of fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership. Actual total payments will be based on the amount of tax credits generated by the partnership from June of 2004 through the end of 2007. In exchange, COAL will receive an estimated $137.7 million in tax benefits resulting from a combination of deductions, allocated partnership operating losses, and tax credits. The Corporation has guaranteed COAL’s commitments to both the partnership and the third party.

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

	As of and for the Three Months Ended June 30, 2004
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$711,017	$874,453	$1,585,470
Non-interest income	1,396,064	(384,766)	1,011,298

Total revenue	2,107,081	489,687	2,596,768
Provision for loan losses	242,256	489,687	731,943
Net charge-offs	309,787	489,687	799,474

Balance Sheet Measures
Consumer loans	$34,551,343	$38,816,009	$73,367,352
Total assets	50,069,661	38,247,397	88,317,058
Average consumer loans	33,290,487	39,036,733	72,327,220
Average earning assets	45,705,396	37,199,690	82,905,086
Average total assets	50,020,115	38,452,658	88,472,773
Delinquencies	1,350,969	1,405,289	2,756,258

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” issued in April 2003.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

Earnings Summary

Net income was $407.4 million, or $1.65 per share, for the three months ended June 30, 2004 compared with net income of $286.2 million, or $1.23 per share, for the three month period ended June 30, 2003. This represents 42% net income growth and 34% earnings per share growth. The growth in earnings for the second quarter 2004 was primarily driven by an increase in the managed consumer loan portfolio and a reduction in the provision for loan losses, offset in part by a decrease in service charges and other customer-related fees, a decrease in other non-interest income and an increase in operating expenses.

Managed loans consist of the Company’s reported loan portfolio combined with the off-balance sheet securitized loan portfolio. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balances sheet loan portfolio. Average managed loans increased $12.4 billion, or 21%, to $72.3 billion for the three months ended June 30, 2004 compared with $59.9 billion for the three months ended June 30, 2003.

The managed net interest margin for the three months ended June 30, 2004, decreased to 7.65% from 8.64% for the three months ended June 30, 2003. This decrease is due to a reduction in the managed earning asset yields. Managed loan yields decreased 129 basis points to 12.80% for the second quarter 2004, from 14.09% for the same period in 2003. The decrease in managed loan yields resulted from the shift in the mix of the managed loan portfolio to higher credit quality, lower yielding loans. In addition, the Company built its average liquidity portfolio by $3.1 billion to $10.6 billion for the three months ended June 30, 2004, from $7.5 billion for the same period in the prior year. This placed additional downward pressure on managed earning asset yields as the yield on the liquidity portfolio is significantly lower than the yield on consumer loans.

For the three months ended June 30, 2004, the provision for loan losses decreased $144.8 million to $242.3 million, from $387.1 million for the same period in the prior year. The decrease in the provision for loan losses reflects the reduction in net charge-offs combined with a reduction in the allowance for loan losses as a result of improving delinquency rates and lower forecasted charge-offs for the reported portfolio at June 30, 2004. The improvements in the Company’s credit quality metrics are a result of the change in composition of the reported loan portfolio to a higher concentration of higher credit quality loans, improved collection experience and improved economic conditions compared with the same period of the prior year.

Services charges and other customer-related fees decreased $34.5 million, to $368.5 million for the three months ended June 30, 2004, from $403.0 million for the same period in the prior year. The decrease is primarily the result of the shift in the mix of the reported loan portfolio to higher credit quality, lower fee-generating loans and ongoing product modifications.

Other non-interest income decreased $33.6 million to $42.2 million for the three months ended June 30, 2004 when compared to the same period in the prior year. This decrease is primarily the result of $20.8 million in losses on the sale of securities for the three months ended June 30, 2004 compared with $0.2 million in losses in the same period of the prior year. The rebalancing of the liquidity investment portfolio during the three month period ending June 30, 2004, was in reaction to changes in interest rates.

For the three months ended June 30, 2004, operating expenses increased $94.0 million, or 11%, compared with the same period in the prior year. Included in the operating expenses for the three months ended June 30, 2004 is $56.0 million in employee termination and facility consolidation charges related to cost reduction initiatives addressed in the Non-Interest Expense section below. Although operating expenses increased, annualized operating expenses as a percentage of average managed loans for the three month period ended June 30, 2004 fell 49 basis points to 5.39% from 5.88% for the same period in the prior year. This reduction reflects the continued improvement of the Company’s operating efficiencies.

Net income for the six months ended June 30, 2004, was $858.2 million, or $3.48 per share, compared to $594.6 million, or $2.58 per share, for the same period in 2003. This 44% increase in net income is primarily the result of an increase in managed earning assets and a reduction in the provision for loan losses, offset in part by an increase in non-interest expenses during the six months ended June 30, 2004, compared to the same period in the prior year. Each component is discussed in further detail in subsequent sections of this analysis.

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

The amount of finance charges and fees suppressed were $263.5 million and $497.3 million for the three months ended June, 2004 and 2003, respectively and $549.0 million and $1.0 billion for the six months ended June 30, 2004 and 2003, respectively. The reduction in the suppression amount, among other factors, was driven by the shift in mix of the Company’s loan portfolio to a higher concentration of higher credit quality, lower fee generating loans, product diversification and improving economic conditions. These factors drove a reduction in total finance charges and fees billed during the period and increased the likelihood of collectibility. Together, the lower volume of total finance charges and fees billed and the higher expectations of collectibility drove the reduction in the amount of finance charges and fees suppressed. Actual payment experience could differ significantly from management’s assumption, resulting in higher or lower future finance charge and fee income.

Net Interest Income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s consumer loans, securities income, less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior and subordinated notes and other borrowings.

The change in composition of the loan portfolio, described in the Earnings Summary above, also impacted net interest income and margins. Reported net interest income for the three month period ended June 30, 2004 was $711.0 million, compared with $682.3 million for the same period in the prior year. Reported net interest income increased slightly to $1.4 billion for the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The slight increase in net interest income is primarily the result of a decrease in the cost of funds largely offset by decreases in earning asset yields. The reported net interest margin decreased 130 and 162 basis points to 6.22% and 6.43% from 7.52% and 8.05% for the three and six months ended June 30, 2004, respectively, compared to the same periods in the prior year. The decrease in net interest margin was primarily due to a decrease in loan yield. The reported loan yield decreased 193 and 209 basis points to 12.24% and 12.42% for the three and six months ended June 30, 2004, respectively, compared to 14.17% and 14.51% for the three and six months ended June 30, 2003. The yield on consumer loans decreased due to the change in composition of the reported loan portfolio to a higher concentration of higher credit quality, lower yielding loans compared with the same period of the prior year. In addition, the Company increased its average liquidity portfolio by $3.1 billion, or 41%, compared with the same period in the prior year. The yield on liquidity portfolio assets is significantly lower than those on consumer loans and served to reduce the overall earning asset yields.

Table 1 provides average balance sheet data, and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 2004 and 2003.

TABLE 1 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Three Months Ended June 30
	2004			2003
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$29,765,214	$920,758	12.37%	$24,525,992	$881,922	14.38%
International	3,525,273	98,318	11.16%	2,575,050	78,202	12.15%

Total	33,290,487	1,019,076	12.24%	27,101,042	960,124	14.17%

Securities available for sale	9,291,237	76,081	3.28%	5,386,070	47,895	3.56%
Other
Domestic	2,358,697	43,018	7.30%	3,079,492	54,291	7.05%
International	764,975	13,771	7.20%	731,318	7,970	4.36%

Total	3,123,672	56,789	7.27%	3,810,810	62,261	6.54%

Total earning assets	45,705,396	$1,151,946	10.08%	36,297,922	$1,070,280	11.79%
Cash and due from banks	648,479			242,861
Allowance for loan losses	(1,494,236)			(1,634,498)
Premises and equipment, net	907,957			773,126
Other	4,252,519			3,998,825

Total assets	$50,020,115			$39,678,236

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$22,260,973	$224,213	4.03%	$18,029,732	$202,134	4.48%
International	1,687,181	20,765	4.92%	1,148,422	18,506	6.45%

Total	23,948,154	244,978	4.09%	19,178,154	220,640	4.60%

Senior notes	7,380,437	124,809	6.76%	5,533,693	99,120	7.16%
Other borrowings
Domestic	8,487,287	71,137	3.35%	6,681,627	68,248	4.09%
International	740	5	2.70%	1,170	9	3.08%

Total	8,488,027	71,142	3.35%	6,682,797	68,257	4.09%

Total interest-bearing liabilities	39,816,618	$440,929	4.43%	31,394,644	$388,017	4.94%
Other	3,260,219			3,135,528

Total liabilities	43,076,837			34,530,172
Equity	6,943,278			5,148,064

Total liabilities and equity	$50,020,115			$39,678,236

Net interest spread			5.65%			6.85%

Interest income to average earning assets			10.08%			11.79%
Interest expense to average earning assets			3.86%			4.27%

Net interest margin			6.22%			7.52%

(1)	Interest income includes past-due fees of approximately $189,100 and $188,057 for the three months ended June 30, 2004 and 2003, respectively.

TABLE 1 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Six Months Ended June 30
	2004			2003
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$29,696,924	$1,868,526	12.58%	$24,496,856	$1,791,916	14.63%
International	3,387,082	185,567	10.96%	2,711,168	181,490	13.39%

Total	33,084,006	2,054,093	12.42%	27,208,024	1,973,406	14.51%

Securities available for sale	8,195,094	139,797	3.41%	4,904,480	90,826	3.70%
Other
Domestic	2,755,160	91,134	6.62%	2,533,869	98,491	7.77%
International	874,209	31,653	7.24%	580,778	14,123	4.86%

Total	3,629,369	122,787	6.77%	3,114,647	112,614	7.23%

Total earning assets	44,908,469	$2,316,677	10.32%	35,227,151	$2,176,846	12.36%
Cash and due from banks	575,532			372,955
Allowance for loan losses	(1,544,068)			(1,676,490)
Premises and equipment, net	912,085			777,313
Other	4,007,547			4,301,009

Total assets	$48,859,565			$39,001,938

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$21,794,369	$442,452	4.06%	$17,461,274	$396,972	4.55%
International	1,676,064	42,038	5.02%	1,101,252	32,976	5.99%

Total	23,470,433	484,490	4.13%	18,562,526	429,948	4.63%

Senior notes	7,325,663	249,227	6.80%	5,422,310	197,699	7.29%
Other borrowings
Domestic	8,160,121	139,902	3.43%	6,843,779	132,104	3.86%
International	916	19	4.15%	1,673	28	3.35%

Total	8,161,037	139,921	3.43%	6,845,452	132,132	3.86%

Total interest-bearing liabilities	38,957,133	$873,638	4.49%	30,830,288	$759,779	4.93%
Other	3,209,165			3,185,442

Total liabilities	42,166,298			34,015,730
Equity	6,693,267			4,986,208

Total liabilities and equity	$48,859,565			$39,001,938

Net interest spread			5.83%			7.43%

Interest income to average earning assets			10.32%			12.36%
Interest expense to average earning assets			3.89%			4.31%

Net interest margin			6.43%			8.05%

(1)	Interest income includes past-due fees of approximately $396,345 and $404,682 for the six months ended June 30, 2004 and 2003, respectively.

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

TABLE 2 - INTEREST VARIANCE ANALYSIS

	Three Months Ended June 30, 2004 vs. 2003			Six Months Ended June 30, 2004 vs. 2003
		Change due to(1)			Change due to(1)
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/Rate	Increase (Decrease)	Volume	Yield/Rate
Interest Income:
Consumer loans
Domestic	$38,836	$619,487	$(580,651)	$76,610	$650,439	$(573,829)
International	20,116	58,298	(38,182)	4,077	78,627	(74,550)

Total	58,952	691,498	(632,546)	80,687	730,327	(649,640)

Securities available for sale	28,186	52,757	(24,571)	48,971	69,457	(20,486)
Other
Domestic	(11,273)	(22,883)	11,610	(7,357)	18,974	(26,331)
International	5,801	383	5,418	17,530	8,909	8,621

Total	(5,472)	(37,921)	32,449	10,173	28,174	(18,001)

Total interest income	81,666	849,269	(767,603)	139,831	985,720	(845,889)

Interest Expense:
Deposits
Domestic	22,079	130,070	(107,991)	45,480	150,513	(105,033)
International	2,259	24,763	(22,504)	9,062	23,249	(14,187)

Total	24,338	152,174	(127,836)	54,542	171,190	(116,648)

Senior notes	25,689	59,971	(34,282)	51,528	87,715	(36,187)
Other borrowings
Domestic	2,889	60,610	(57,721)	7,798	42,294	(34,496)
International	(4)	(3)	(1)	(9)	(23)	14

Total	2,885	60,601	(57,716)	7,789	42,273	(34,484)

Total interest expense	52,912	270,766	(217,854)	113,859	288,802	(174,943)

Net interest income(1)	$28,754	$582,273	$(553,519)	$25,972	$673,420	$(647,448)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitization Income

Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses resulting from securitization transactions and fair value adjustments of the retained interests. Servicing and securitizations income increased $125.3 million, or 17%, to $868.0 million for the three months ended June 30, 2004, from $742.7 million for the same period in 2003. Servicing and securitizations income increased $313.3 million, or 21%, to $1.8 billion for the six months ended June 30, 2004, from $1.5 billion for the same period in 2003. This increase was primarily the result of a 19% increase in the average off-balance sheet loan portfolio for both the three and six months ended June 30, 2004, compared with the same period in the prior year.

Service Charges and Other Customer-Related Fees

Service charges and other customer-related fees decreased by $34.5 million, or 9%, to $368.5 million for the three months ended June 30, 2004, compared with $403.0 million in the same period during 2003, and decreased by $121.2 million or 14%, to $723.0 million for the six months ended June 30, 2004, from $844.2 million during the same period in 2003. The decrease is primarily the result of lower overlimit and annual membership fees generated on the reported loan portfolio resulting from the shift in the mix of the reported portfolio towards higher credit quality, less fee intensive products and ongoing product modifications.

Interchange Income

Interchange income increased $28.2 million and $48.4 million, or 32% and 28%, to $117.3 million and $222.9 million for the three and six months ended June 30, 2004, respectively, compared to $89.1 million and $174.5 million for the same periods in the prior year. This increase is primarily attributable to growth in the reported loan portfolio and increased rates from Mastercard and Visa. Total interchange income is net of $26.9 and $54.8 million of costs related to the Company’s rewards programs for the three and six months ended June 30, 2004, compared with $25.9 million and $47.7 for the three and six months ended June 30, 2003, respectively.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by the Company’s patient finance business, gains on the sale of auto loans and income earned related to purchased charged-off loan portfolios.

Other non-interest income decreased $33.6 million and $16.6 million, or 44% and 13%, to $42.2 million and $107.6 million for the three and six months ended June 30, 2004, respectively, compared with the same period in 2003. The decrease in other non-interest income for the three months ended June 30, 2004, is primarily the result of a $20.6 million increase in realized losses on the sale of securities and a $24.0 million decrease in auto loan sale gains, partially offset by a $14.5 million increase in income earned from purchased charged-off loan portfolios. The decrease in other non-interest income for the six month period ended June 30, 2004, is primarily attributable to a $20.9 million loss from the sale of securities in 2004 versus a $9.6 million gain in the same period of 2003 and an $14.9 million decrease in auto loan sale gains, partially offset by a $29.4 million increase in income earned from purchased charge-off loan portfolios when compared with the same periods in the prior year.

Non-Interest Expense

In June 2004, the Company recognized charges related to corporate-wide cost reduction initiatives. The cost reduction initiatives will serve to reduce future operating expenses. The Company recognized $56.0 million of pre-tax charges ($21.3 million related to employee severance and $34.7 million related to facility consolidation) during the three month period ended June 30, 2004. Additional estimated charges of $60 million to $100 million are expected to be incurred in the second half of 2004.

Non-interest expense, which consists of marketing and operating expenses, increased $77.3 million and $128.2 million, or 7% and 6%, to $1.2 billion and $2.5 billion for the three and six months ended June 30, 2004, respectively. Marketing expense decreased $16.7 million and $3.3 million, or 6% and 1%, to $253.8 million and $509.0 million for the three and six months ended June 30, 2004, compared with the same periods in the prior year. Operating expenses increased $94.0 million and $131.5 million for the three and six months ended June 30, 2004, respectively, compared with the same periods in the prior year. The increases in operating expenses were primarily the result of increases in salaries and associate benefits, occupancy and credit and recovery efforts. Salaries and associate benefits increased $45.5 million and $71.4 million for the three and six months ended June 30, 2004, respectively, and occupancy increased $27.7 million and $22.9 million for the same periods primarily as the result of charges taken during the second quarter 2004 for employee termination benefits and facility consolidation related to the corporate-wide cost reduction initiatives. Credit and recovery costs increased $19.1 million and $54.4 million for the three and six months ended June 30, 2004, respectively, commensurate with an increase in collections and recoveries. Although operating expenses increased, operating expenses as a percentage of average managed loans for the three and six months ended June 30, 2004 fell 49 and 66 basis points to 5.39% and 5.42% compared to the three and six month periods ended June 30, 2003, respectively. This reduction reflects the continued improvement of the Company’s operating efficiencies.

Income Taxes

The Company’s income tax rate was 36% and 37% for the three months ended June 30, 2004 and 2003, respectively. The decrease was primarily due to increased profitability in the Company’s International businesses in lower taxed territories and ongoing tax planning activities. The effective rate includes both state and federal income tax components.

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

TABLE 3 - MANAGED CONSUMER LOAN PORTFOLIO

	Three Months Ended June 30
(Dollars in thousands)	2004	2003
Period-End Balances:
Reported consumer loans:
Domestic	$31,080,395	$24,156,037
International	3,470,948	2,692,541

Total	34,551,343	26,848,578

Securitization adjustments(1):
Domestic	33,671,814	30,518,384
International	5,144,195	3,368,847

Total	38,816,009	33,887,231

Managed consumer loan portfolio:
Domestic	64,752,209	54,674,421
International	8,615,143	6,061,388

Total	$73,367,352	$60,735,809

Average Balances:
Reported consumer loans:
Domestic	$29,765,214	$24,525,992
International	3,525,273	2,575,050

Total	33,290,487	27,101,042

Securitization adjustments(1):
Domestic	34,221,627	29,760,892
International	4,815,106	3,053,863

Total	39,036,733	32,814,755

Managed consumer loan portfolio:
Domestic	63,986,841	54,286,884
International	8,340,379	5,628,913

Total	$72,327,220	$59,915,797

	Six Months Ended June 30
(Dollars in thousands)	2004	2003
Average Balances:
Reported consumer loans:
Domestic	$29,696,924	$24,496,856
International	3,387,082	2,711,168

Total	33,084,006	27,208,024

Securitization adjustments(1):
Domestic	33,892,007	29,594,303
International	4,761,741	2,782,261

Total	38,653,748	32,376,564

Managed consumer loan portfolio:
Domestic	63,588,931	54,091,159
International	8,148,823	5,493,429

Total	$71,737,754	$59,584,588

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accrued Interest Receivable,” issued in April 2003.

Table 4 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

TABLE 4

COMPARISON OF MANAGED AND REPORTED OPERATING DATA AND RATIOS

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Reported:
Average earning assets	$45,705,396	$36,297,922	$44,908,469	$35,227,151
Net interest margin(1)	6.22%	7.52%	6.43%	8.05%
Loan yield	12.24%	14.17%	12.42%	14.51%

Managed:
Average earning assets	$82,905,086	$67,450,839	$81,700,160	$66,034,100
Net interest margin(1)	7.65%	8.64%	7.99%	8.98%
Loan yield	12.80%	14.09%	13.16%	14.30%

(1)	Net interest margin is equal to net interest income divided by average earning assets.

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

TABLE 5 – REVENUE MARGIN

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Reported Income Statement:
Net interest income	$711,017	$682,263	$1,443,039	$1,417,067
Non-interest income	1,396,064	1,310,622	2,839,198	2,615,225

Revenue	$2,107,081	$1,992,885	$4,282,237	$4,032,292

Reported Ratios: (1)
Net interest margin	6.22%	7.52%	6.43%	8.05%
Non-interest income	12.22%	14.44%	12.64%	14.85%

Revenue margin	18.44%	21.96%	19.07%	22.90%

Managed Income Statement:
Net interest income	$1,585,470	$1,457,517	$3,262,548	$2,965,468
Non-interest income	1,011,298	1,046,012	2,025,834	2,073,945

Revenue	$2,596,768	$2,503,529	$5,288,382	$5,039,413

Managed Ratios:(1)
Net interest margin	7.65%	8.64%	7.99%	8.98%
Non-interest income	4.88%	6.21%	4.96%	6.28%

Revenue margin	12.53%	14.85%	12.95%	15.26%

(1)	As a percentage of average earning assets.

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

Delinquencies

The Company’s loan portfolio is comprised of predominantly small balance loans spread across the full credit spectrum. The Company believes delinquencies to be a primary indicator of loan portfolio credit quality at a point in time. Table 6 shows the Company’s consumer loan delinquency trends for the periods presented on a reported and managed basis. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. Delinquencies not only have the potential to impact earnings if the account charges off, but they also result in additional costs in terms of the personnel and other resources dedicated to resolving the delinquencies.

TABLE 6 - DELINQUENCIES

	June 30
	2004		2003
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$34,551,343	100.00%	$26,848,578	100.00%
Loans delinquent:
30-59 days	684,513	1.98%	712,616	2.65%
60-89 days	295,066	0.85%	344,582	1.29%
90-119 days	168,609	0.49%	198,384	0.74%
120-149 days	116,887	0.34%	141,032	0.53%
150 or more days	85,894	0.25%	110,198	0.40%

Total	$1,350,969	3.91%	$1,506,812	5.61%

Loans delinquent by geographic area:
Domestic	1,273,255	4.10%	1,406,694	5.82%
International	77,714	2.24%	100,118	3.72%

Managed:
Loans outstanding	$73,367,352	100.00%	$60,735,809	100.00%
Loans delinquent:
30-59 days	1,206,122	1.64%	1,270,107	2.10%
60-89 days	609,552	0.83%	693,164	1.14%
90-119 days	405,484	0.55%	449,523	0.74%
120-149 days	296,918	0.41%	326,795	0.54%
150 or more days	238,182	0.33%	264,537	0.43%

Total	$2,756,258	3.76%	$3,004,126	4.95%

Consumer loan delinquency rate decreases principally reflect a continued shift in the mix of the loan portfolio towards higher credit quality assets, improvements in collection experience and improved economic conditions.

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

For the three and six months ended June 30, 2004, the reported net charge-off rate decreased 271 and 265 basis points to 3.72% and 3.94%, compared with 6.43% and 6.59% for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2004, the managed net charge-off rate decreased 190 and 177 basis points to 4.42% and 4.62%, compared with 6.32% and 6.39% for the same periods in the prior year, respectively. The decrease in both the reported and managed net charge-off rates principally relates to the shift in the mix of the loan portfolio towards higher credit quality loans, loan diversification beyond U.S. Card, improvements in collections and improved economic conditions. Table 7 shows the Company’s net charge-offs for the three and six month periods presented on a reported and managed basis.

TABLE 7 – NET CHARGE-OFFS

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Reported:
Average loans outstanding	$33,290,487	$27,101,042	$33,084,006	$27,208,024
Net charge-offs	309,787	435,634	652,178	897,091
Net charge-offs as a percentage of average loans outstanding	3.72%	6.43%	3.94%	6.59%

Managed:
Average loans outstanding	$72,327,220	$59,915,797	$71,737,754	$59,584,588
Net charge-offs	799,474	946,278	1,658,323	1,904,212
Net charge-offs as a percentage of average loans outstanding	4.42%	6.32%	4.62%	6.39%

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

TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$1,495,000	$1,635,000	$1,595,000	$1,720,000
Provision for loan losses:
Domestic	207,540	347,409	432,820	695,906
International	34,716	39,688	53,104	67,042

Total provision for loan losses	242,256	387,097	485,924	762,948

Other	(2,469)	3,537	(3,746)	4,143

Charge-offs:
Domestic	(389,188)	(482,980)	(815,641)	(996,801)
International	(36,155)	(37,096)	(67,153)	(78,826)

Total charge-offs	(425,343)	(520,076)	(882,794)	(1,075,627)

Recoveries:
Domestic	103,493	74,796	208,549	160,739
International	12,063	9,646	22,067	17,797

Total recoveries	115,556	84,442	230,616	178,536

Net charge-offs	(309,787)	(435,634)	(652,178)	(897,091)

Balance at end of period	$1,425,000	$1,590,000	$1,425,000	$1,590,000

Allowance for loan losses to loans at period-end	4.12%	5.92%	4.12%	5.92%

Allowance for loan losses by geographic distribution:
Domestic	$1,301,264	$1,493,406	$1,301,264	$1,493,406
International	123,736	96,594	123,736	96,594

For the three and six months ended June 30, 2004, the provision for loan losses decreased to $242.3 million and $485.9 million, respectively, from $387.1 million and $762.9 million for the three and six months ended June 30, 2003, respectively. While the Company’s reported loan portfolio increased to $34.6 billion at June 30, 2004 from $26.8 billion at June 30, 2003, the impact of the loan growth to the allowance was more than offset by the loan growth being concentrated in higher credit quality loans, an improvement in collection experience, and improved economic conditions. Evidence of the improvement in these factors can be seen in the 30-plus day reported delinquency rate which was 3.91% at June 30, 2004, down 170 basis points from 5.61% at June 30, 2003.

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

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following table presents information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

TABLE 9 – REPORTABLE SEGMENTS – MANAGED BASIS

	U.S. Card		Auto Finance		Global Financial Services
	As of and for the Three Months Ended June 30		As of and for the Three Months Ended June 30		As of and for the Three Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003	2004	2003
Loans receivable	$45,247,444	$39,318,185	$9,383,432	$7,379,815	$18,722,812	$14,045,765
Net income	384,089	274,159	52,728	44,002	46,091	25,521
Net charge-off rate	5.19%	7.63%	2.53%	4.22%	3.43%	3.95%
30+ Delinquency rate	3.95%	5.42%	5.59%	6.97%	2.50%	2.81%

	U.S. Card		Auto Finance		Global Financial Services
	As of and for the Six Months Ended June 30		As of and for the Six Months Ended June 30		As of and for the Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003	2004	2003
Net income	$770,924	$582,282	$83,392	$37,541	$97,026	$40,493

U.S. Card Segment

The U.S. Card segment consists of domestic credit card lending activities. Total U.S. Card segment loans increased 15% to $45.2 billion at June 30, 2004, compared with $39.3 billion at June 30, 2003. The loan growth in this segment reflects, among other things, the Company’s continued success in applying IBS. The contribution to net income from the U.S. Card segment increased $109.9 million, or 40%, to $384.1 million for the three months ended June 30, 2004 and $188.6 million, or 32%, to $770.9 million for the six months ended June 30, 2004 compared with the same periods in the prior year. The increase in net income is attributable to the improving credit quality of the portfolio, partially offset by $31.9 million in after tax charges related to cost reduction initiatives allocated to the U.S. Card segment.

Net charge-offs of the U.S. Card segment loans decreased $154.2 million, or 21%, while average U.S. Card segment loans for the three months ended June 30, 2004, grew $6.4 billion, or 16%, compared with the same period in the prior year. For the three months ended June 30, 2004, the U.S. Card segment’s net charge-off rate was 5.19%, compared with 7.63% for the same period in 2003. This decrease was due to the addition of higher credit quality loans to the loan portfolio and improved economic conditions.

The 30-plus day delinquency rate for the U.S. Card segment was 3.95% as of June 30, 2004, down 147 basis points from 5.42% as of June 30, 2003. The decrease in delinquencies is due to the addition of higher credit quality loans to the portfolio, improvements in collection experience, and improved economic conditions.

Auto Finance Segment

The Auto Finance segment primarily consists of automobile financing activities. Total Auto Finance segment loans outstanding increased 27% to $9.4 billion at June 30, 2004, compared with $7.4 billion at June 30, 2003. The increase in auto loans outstanding was the result of additional prime loans originated through the internet. For the three months ended June 30, 2004, the net income contribution from the Auto Finance segment increased $8.7 million, or 20% for the three months ended June 30, 2004 and $45.9 million, or 122% for the six months ended June 30, 2004 when compared to the same period in the prior year. This increase in the net income contribution was the result of the growth in the loan portfolio and improving credit loss experience.

During the three months ended June 30, 2004 and 2003, the Company sold $322.7 million and $1.3 billion of auto loans, respectively. These transactions resulted in allocated pre-tax income for the Auto Finance segment of $12.5 million and $26.0 million for the three months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 and 2003, the Company sold $582.4 million and $1.4 billion, respectively, of auto loans. These transactions resulted in allocated pre-tax income for the Auto Finance segment of $25.8 million and $30.2 million, respectively. In July of 2004, the Company provided notice to terminate its forward flow auto receivables agreement; however, the Company plans to continue to sell auto receivables through other channels.

Net charge-offs of Auto Finance segment loans decreased $24.9 million, or 30%, while average Auto Finance segment loans for the three months ended June 30, 2004 grew $1.3 billion, or 16%, compared with the same period in the prior year. For the three months ended June 30, 2004, the Auto Finance segment’s net charge-off rate was 2.53% compared with 4.22% for the prior year. The decrease was primarily driven by the shift to higher credit quality loans as well as improvements in used car values and operating improvements.

The 30-plus day delinquency rate for the Auto Finance segment was 5.59% as of June 30, 2004, down 138 basis points from 6.97% as of June 30, 2003. The decrease in delinquencies was the result of a higher mix of prime loans and improved delinquency performance on non-prime loans.

Global Financial Services Segment

The Global Financial Services segment consists of international lending activities (including credit card lending), installment lending, small business lending, patient financing and other investment businesses. Total Global Financial Services segment loans increased 33% to $18.7 billion at June 30, 2004, compared with $14.0 billion at June 30, 2003. The increase in total loans reflects the Company’s successful efforts to diversify its loan portfolio and the impact of changes in foreign currency rates. Net income contribution from the Global Financial Services segment for the three months ended June 30, 2004, increased $20.6 million, to $46.1 million, and increased $56.5 million to $97.0 million for the six months ended June 30, 2004, compared with the same period in the prior year. The three and six month periods ending June 30, 2004, included $3.3 million in after tax charges related to cost reduction initiatives. The improvement in the Global Financial Services segment’s financial performance was due to the maturation of many of the Company’s diversification businesses in the U.S., U.K. and Canada.

Net charge-offs of Global Financial Services segment loans increased $23.1 million, or 17%, while average Global Financial Services segment loans for the three months ended June 30, 2004 grew $4.7 billion, or 35%, compared with the same period in the prior year. For the three months ended June 30, 2004 the Global Financial Services segment’s net charge-off rate was 3.43% compared with 3.95% for the same period in the prior year. The decrease was driven primarily by the continued shift to higher credit quality loans and an overall improvement in credit quality.

The 30-plus day delinquency rate for the Global Financial Services segment was 2.50% as of June 30, 2004, down 31 basis points from 2.81% as of June 30, 2003. The Global Financial Services segment’s delinquencies decreased primarily as a result of the addition of higher credit quality loans to the portfolio and improving economic conditions.

Funding

The Company has established access to a variety of funding alternatives in addition to securitization of its consumer loans. Table 10 illustrates the Company’s unsecured funding sources and its collateralized revolving credit facility.

TABLE 10 - FUNDING AVAILABILITY AS OF JUNE 30, 2004

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)(5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$5,736	—
Senior Domestic Bank Note Program(3)	4/97	—	$232	—
Credit Facility	6/04	$750	—	6/07
Collateralized Revolving Credit Facility	—	$3,440	$910	—
Corporation shelf registration	7/02	$1,948	N/A	—

(1)	All funding sources are non-revolving except for the Credit Facility and the Collateralized Revolving Credit Facility. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Global Senior and Subordinated Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in April 2004.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $9.2 billion at June 30, 2004.

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $5.7 billion outstanding at June 30, 2004. Under the Senior and Subordinated Global Bank Note Program, the Bank issued $500.0 million of five-year 5.00% fixed rate bank notes in June 2004. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through an $8.0 billion Senior Domestic Bank Note Program, of which $231.5 million was outstanding at June 30, 2004. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

In June 2004, the Company terminated its Domestic Revolving and Multicurrency Credit Facilities and replaced them with a new revolving credit facility (“Credit Facility”) providing for an aggregate of $750.0 million in unsecured borrowings from various lending institutions to be used for general corporate purposes. The Credit Facility is available to the Corporation, the Bank, the Savings Bank, and Capital One Bank (Europe), plc. The Corporation’s availability has been increased to $500.0 million under the Credit Facility. All borrowings under the Credit Facility are based upon varying terms of London Interbank Offering Rate (“LIBOR”).

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Collateralized Revolving Credit Facility”). As of June 30, 2004, the Collateralized Revolving Credit Facility had the capacity to issue up to $4.4 billion in secured notes. The Collateralized Revolving Credit Facility has multiple participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of June 30, 2004, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of June 30, 2004, the Company had $24.2 billion in interest-bearing deposits of which $11.8 billion represented large denomination certificates of $100 thousand or more, with original maturities up to ten years.

Table 11 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of June 30, 2004.

TABLE 11 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	June 30, 2004
(Dollars in thousands)	Balance	Percent
Three months or less	$1,247,387	10.54%
Over 3 through 6 months	1,090,327	9.22
Over 6 through 12 months	1,851,748	15.65
Over 12 months through 10 years	7,641,749	64.59

Total	$11,831,211	100.00%

Supervision and Regulation

On July 6, 2004, the Board of Governors of the Federal Reserve System approved the Corporation’s application pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842(a)(1)) to become a bank holding company (“BHC”) as a result of the Bank’s proposal to amend its Virginia charter to remove existing restrictions on its activities and thereby permit the Bank to engage in the full range of lending, deposit-taking and other activities permissible under Virginia and federal banking laws and regulations. The Corporation also filed a notice with the Federal Reserve Bank of Richmond pursuant to 12 U.S.C. § 1843(c)(8) to retain its nonbanking subsidiaries, including the Savings Bank and COAF, upon its conversion to a BHC. The Corporation seeks to effect this change to create a more efficient corporate structure and rationalize its funding base. The Corporation will register as a BHC with the Federal Reserve Bank of Richmond and become subject to the requirements of the BHC Act, including limiting its nonbanking activities to those that are permissible for a BHC. Such activities include those that are so closely related to banking as to be incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve Bank of Richmond by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. The Corporation does not engage in any significant activities impermissible for a BHC and therefore, does not anticipate a significant change in its activities as a result of this proposal.

Basel Committee

On May 11, 2004, the Basel Committee on Banking Supervision (the “Committee”) announced that it has achieved consensus on the new Basel Capital Accord (“Basel II”), which proposes establishment of a new framework of capital adequacy for banking organizations; the Committee published the text of the framework on June 26, 2004. Despite the release of the Basel II framework, it is not clear at this time whether and in what manner the new accord will be adopted by bank regulators with respect to banking organizations that they supervise and regulate. Although the Committee’s stated intent is that Basel II will not change the overall amount of capital in the global banking system, adoption of the proposed new accord could require individual banking organizations, including the Company, to increase the minimum level of capital held. The Company will continue to closely monitor regulatory action on this matter and assess the potential impact on the Company.

Enterprise Risk Management

Risk is an inherent part of the Company’s business and activities. The Company has an ongoing Enterprise Risk Management (“ERM”) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program operates at all levels in the Company: first, at the most senior levels with the Board of Directors and senior management committees that oversee risk and risk management practices; second, in the centralized departments headed by the Chief Enterprise Risk Officer and the Chief Credit Officer that establish risk management methodologies, processes and standards; and third, in the individual business areas throughout the Company which own the management of risk and perform ongoing identification, assessment and response to risks. The Company’s Corporate Audit Services department also assesses risk and the related quality of internal controls and quality of risk management through its audit activities. To facilitate the effective management of risk, the Company utilizes a risk and control framework that includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation and compliance. For additional information on the Company’s ERM program, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 1, “Enterprise Risk Management.”

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

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” As of June 30, 2004, there were no conditions or events since these notifications that management believes would have changed either the Bank or the Savings Bank’s capital category.

TABLE 12 - REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well-Capitalized” Under Prompt Corrective Action Provisions
June 30, 2004
Capital One Bank
Tier 1 Capital	14.70%	11.75%	4.00%	6.00%
Total Capital	18.95	15.35	8.00	10.00
Tier 1 Leverage	11.60	11.60	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.40%	12.56%	4.00%	6.00%
Total Capital	16.69	13.84	8.00	10.00
Tier 1 Leverage	14.13	14.13	4.00	5.00

June 30, 2003
Capital One Bank
Tier 1 Capital	15.08%	10.98%	4.00%	6.00%
Total Capital	20.31	15.04	8.00	10.00
Tier 1 Leverage	12.70	12.70	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.39%	11.87%	4.00%	6.00%
Total Capital	17.09	13.47	8.00	10.00
Tier 1 Leverage	14.53	14.53	4.00	5.00

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (“Subprime Guidelines”) issued by the four federal banking agencies and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceeds the requirements for a “well-capitalized” institution as of June 30, 2004.

For purposes of the Subprime Guidelines, the Company has treated as “subprime” all loans in the Bank’s and the Savings Bank’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of June 30, 2004, approximately $4.7 billion, or 17.8%, of the Bank’s, and $2.5 billion, or 18.1%, of the Savings Bank’s, on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

The reduction in the Bank’s capital ratios at June 30, 2004, compared with June 30, 2003, resulted from the growth in the managed loan portfolio and dividends made to the Corporation. The Company currently expects to operate each of the Bank and Savings Bank in the future with a total risk-based capital ratio of at least 12%. The Corporation has a number of alternatives available to meet any additional regulatory capital needs of the Bank and the Savings Bank, including substantial liquidity held at the Corporation and available for contribution.

In August 2000, the Bank received regulatory approval and established a subsidiary bank in the United Kingdom. In connection with the approval of its former branch office in the United Kingdom, the Company committed to the Federal Reserve that, for so long as the Bank maintains a branch or subsidiary bank in the United Kingdom, the Company will maintain a minimum Tier 1 Leverage ratio of 3.0%. As of June 30, 2004 and 2003, the Company’s Tier 1 Leverage ratio was 14.25% and 12.84%, respectively.

Additionally, federal banking law limits the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of June 30, 2004, retained earnings of the Bank and the Savings Bank of $646.5 million and $587.5 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

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

Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2004, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward looking, and therefore actual results could differ materially. Factors that could materially influence results are set forth throughout this section and below, under, “Risk Factors.”

Earnings Goals

The Company expects fully diluted earnings per share results of between $5.60 and $5.90 in 2004, which represents an increase of between 15% and 22% growth over its earnings of $4.85 per share (fully diluted) in 2003.

The Company’s 2004 earnings per share estimate is based on its expectations for continued strong earnings in its U.S. Card segment and an increasing earnings contribution from its Auto Finance and Global Financial Services segments. The Company anticipates its percentage of managed loan growth rate in 2004 to be in the mid-teens, with a bias towards lower loss assets and a higher growth rate in its diversification businesses than its U.S. Card segment.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affects fees, charge-offs and provision expense) and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2004 earnings are the portion of its loan portfolio it holds in lower loss assets, changes in consumer payment behavior, the competitive, legal and regulatory environment and the level of investments in its diversification businesses.

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

Managed Revenue Margin

The Company expects its managed revenue margin (defined as managed net interest income plus managed non-interest income divided by managed average earning assets) to be modestly lower over time as a result of the Company’s expected continued bias in its loan portfolio towards lower loss assets, as well as the higher expected growth rate of the Company’s Auto Finance and GFS segments. As discussed more fully below, these lower loss assets typically have higher average balances than the loans in the Company’s current portfolio. As a result, the Company expects its charge-offs, operating expenses and marketing expenses to be lower in 2004 than in 2003 when measured as a percentage of average managed loans outstanding.

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

The Company expects to vary its marketing across its various products depending on the competitive dynamics of the various markets in which it participates. The Company expects to adjust its marketing allocations to target specific product lines that it believes offer attractive response rates and opportunities from time to time.

Due to the nature of competitive market dynamics and therefore the limited periods of opportunity identified by the Company’s testing processes, marketing expenditures may fluctuate significantly from quarter to quarter. However, the Company expects its bias toward lower loss assets will lead to a gradual decline through 2004 in its marketing costs as a percentage of average managed loans, despite the Company’s expectation that absolute marketing costs will increase.

Operating Cost Trends

The Company measures operating efficiency using a variety of metrics which vary by specific department or business unit. Nevertheless, the Company believes that overall annual operating costs as a percentage of managed loans (defined as all non-interest expense less marketing, divided by average managed loans) is an appropriate gauge of the operating efficiency of the enterprise as a whole. As the Company continues its bias towards lower loss assets and more diversified businesses, the Company expects operating costs as a percentage of its average managed loans to decline over time as a result of efficiency gains related to, among other things, servicing higher balance, higher credit quality accounts. In addition, the Company expects additional severance and facilities closing charges of between $60 million and $100 million to be taken in the second half of 2004.

Loan Growth

The Company expects managed loans to grow at a percentage rate in the mid-teens in 2004. It expects to achieve this growth by delivering moderate growth in its U.S. Card segment, coupled with stronger growth in its Auto Finance and Global Financial Services segments. Additionally, the Company is targeting a mid-teens percentage loan growth rate in 2005.

Delinquencies and Charge-offs

The Company’s charge-off rate improved during the second quarter of 2004 due to its ongoing bias towards lower loss assets, seasonality, and improving economic conditions. The Company expects its charge-off rate to stabilize in the 4% to 4.5% range in the second half of 2004 and into 2005, with seasonal variations.

The Company’s delinquency rate also improved during the second quarter of 2004 due to similar factors. Generally, fluctuations in delinquency levels can have several effects, including changes in the amounts of past due and over-limit fees assessed (lower delinquencies typically cause lower assessments), changes to the non-accrued amounts for finance charges and fees (lower delinquencies typically decrease non-accrued amounts), increased or decreased collections expenses, and/or changes in the allowance for loan losses and the associated provision expenses. The Company’s allowance for loan losses in a given period is a function of charge-offs in the period, the delinquency status of those loans and other factors, such as the Company’s assessment of general economic conditions and the amount of outstanding loans added to the reported balance sheet during the period.

The Company expects to build its allowance for loan losses in the second half of 2004. The outlook is based on current and expected charge-off and delinquency rates, as well as expected on-balance sheet loan growth, an on-going bias towards lower loss and diversified assets, and on a continuation of current economic conditions. This outlook is sensitive to general economic conditions, employment trends, and bankruptcy trends, in addition to the Company’s on balance sheet loan growth results.

Return on Managed Assets

The Company expects that its return on managed assets will be around 1.6% for the full year of 2004. However, the Company expects that this metric will vary quarter-to-quarter throughout 2004. Additionally, the Company is targeting a return on managed assets of 1.6% in 2005.

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

U.S. Card Segment

The Company’s U.S. Card segment consisted of $45.2 billion of U.S. consumer credit card receivables as of June 30, 2004, marketed to consumers across the full credit spectrum. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers, such as Lifestyles and Rewards credit cards. The Company expects balanced growth across the various credit risk segments of its credit card portfolio in the second half of 2004.

The competitive environment is currently intense for credit card products. Industry mail volume has increased substantially in recent years, resulting in declines in response rates to the Company’s new customer solicitations. Additionally, competition has increased the attrition levels in the Company’s existing portfolio. Despite this intense competition, the Company continues to believe that its capabilities will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements.

The Company continues to test new credit card products. While the Company continues to market an array of products to customers with a broad range of risk profiles, the Company plans to focus more of its marketing towards those customers with strong credit histories. Products targeted to high credit quality consumers tend to be more expensive for the Company to originate, and produce revenues and balances more slowly than credit card products marketed to customers with weaker credit histories.

The Company’s credit card products marketed to consumers with less established or higher risk credit profiles continue to experience steady mail volume and increased pricing competition. These products generally feature higher annual percentage rates, lower credit lines, and annual membership fees. These products produce revenues more quickly than higher credit quality loans.

Additionally, since these borrowers are generally viewed as higher risk, they tend to be more likely to pay late or exceed their credit limit, which results in additional fees assessed to their accounts. The Company’s strategy has been, and is expected to continue to be, to offer competitive annual percentage rates and annual membership, late and overlimit fees on these accounts.

Auto Finance Segment

This segment consisted of $9.4 billion of U.S. auto receivables as of June 30, 2004, marketed across the credit spectrum, via direct and indirect marketing channels. The Company expects to increase its auto loan portfolio more quickly in prime and direct marketed products than through other products or channels in 2004. The Company sold $0.3 billion of automobile receivables in the second quarter of 2004, and expects to sell additional auto finance receivables in the second half of 2004.

In the fourth quarter of 2002, the Company entered into a forward flow agreement with a purchaser to sell non-prime auto receivables originated through the Company’s network of automobile dealers. These assets are sold at a premium, servicing released with no recourse. Loans sold under this agreement are originated using the Company’s underwriting policies. During July of 2004, the Company gave notice to terminate this forward flow agreement; however, the Company plans to continue to sell auto receivables through other channels.

The Company expects that in 2004 the Auto Finance segment will continue to grow as the Company continues to diversify its loan portfolio.

Global Financial Services Segment

This segment primarily consisted of $18.7 billion of installment loans and small business receivables originated within the U.S. and credit card receivables and installment loans originated outside of the U.S., primarily in the U.K. and Canada, as of June 30, 2004.

The products contained within the Global Financial Services segment play a key role in the asset diversification strategy of the Company, and thus the Company expects the Global Financial Services segment will continue to grow loan balances at a faster pace than the U.S. Card segment.

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

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business. Second, we desire to continue to build and grow our automobile finance business. Third, we hope to continue to diversify our business, both geographically and in product mix, by growing our lending business, including credit cards, internationally, principally in the United Kingdom and Canada, and by identifying, pursuing and expanding new business opportunities, such as installment lending and small business lending. Our ability to grow is driven by the success of our fundamental business plan and our revenue may be adversely affected by our continuing bias toward lower loss assets (because of the potentially lower margins on such accounts), the level of our investments in new businesses or regions and our ability to successfully apply IBS to new businesses. This risk has many components, including:

•	Customer and Account Growth. As a business driven by customer finance, our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Competition. As explained in more detail below, we face intense competition from many other providers of credit cards and other consumer financial products and services. The competition affects not only our existing businesses, but also our ability to grow these businesses, to develop new opportunities, and to make new acquisitions. As we continue to have a bias toward lower loss assets in our portfolio and to diversify beyond U.S. consumer credit cards, pricing competition, in particular, may make such growth and diversification difficult or financially impractical to achieve. See “We Face Intense Competition in All of Our Markets” below.

•	International Risk. Part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards and providers of other types of financial services (such as home equity lines and other products). We face similar competitive markets in our auto financing, small business lending and installment loan activities as well as in our international markets. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. In addition, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry, including in the credit card business. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Other credit card companies may compete with us for customers by offering lower interest rates and fees and/or higher credit limits. Because customers generally choose credit card issuers based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. We may lose entire accounts, or may lose account balances, to competing card issuers. Our auto financing and installment products also face intense competition on the basis of price. Customer attrition from any or all of our products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. We expect that competition will continue to grow more intense with respect to most of our products, including the products we offer internationally.

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

A variety of social factors may cause changes in credit card and other consumer finance use, payment patterns and the rate of defaults by accountholders and borrowers. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards and other consumer debt, and changing attitudes about incurring debt and the stigma of personal bankruptcy and consumer concerns about the practices of certain lenders. Our goal is to manage these risks through our underwriting criteria and product design, but these tools may not be sufficient to protect our growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.

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

The securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances, is one of our major sources of funding. The consumer asset-backed securitization market in the United States currently exceeds $1.5 trillion, with approximately $298.0 billion issued in 2004. As of June 30, 2004, we had $45.1 billion of securitization funding outstanding, comprising 56% of our total managed liabilities. Despite the size and relative stability of these markets and our position as a leading issuer, if these markets experience difficulties we may be unable to securitize our loan receivables or to do so at favorable pricing levels. Factors affecting our ability to securitize our loan receivables or to do so at favorable pricing levels include, in addition to the above factors, the overall credit quality of our securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. If we were unable to continue to securitize our loan receivables at current levels, we would use our investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet our other liquidity needs. The resulting change in our current liquidity sources could potentially subject us to certain risks. These risks would include an increase in our cost of funds, an increase in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on our consolidated balance sheet, and lower loan growth, if we were unable to find alternative and cost-effective funding sources. Also, if we could not continue to remove the loan receivables from the balance sheet we would possibly need to raise additional capital to support loan and asset growth and potentially provide additional credit enhancement.

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

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank as investment grade. Two of the three ratings agencies rate the unsecured senior debt of the Corporation investment grade, with Standard & Poor’s assigning a rating of BB+, or one level below investment grade. The following chart shows ratings for Capital One Financial Corporation and Capital One Bank as of June 30, 2004. As of that date, the ratings outlooks were as follows:

	Standard & Poor’s	Moody’s	Fitch
Capital One Financial Corporation	BB+	Baa3	BBB
Capital One Financial Corporation - Outlook	Positive	Stable	Stable
Capital One Bank	BBB-	Baa2	BBB+
Capital One Bank - Outlook	Positive	Stable	Stable

Because we depend on the capital markets for funding and capital, we could experience reduced availability and increased cost of funding if our debt ratings were lowered. This result could make it difficult for us to grow at or to a level we currently anticipate. The immediate impact of a ratings downgrade on other sources of funding, however, would be limited, as deposit funding and pricing is not generally determined by corporate debt ratings. The Savings Bank is authorized to engage in a full range of deposit-taking activities, but our ability to use deposits as a source of funding is generally regulated by federal laws and regulations. Likewise, our credit facility does not contain covenants that could be triggered by a ratings downgrade, although the pricing of any borrowings under this facility is linked to these ratings.

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

We Face Risk Related to the Strength of our Operational and Organizational Infrastructure

Our ability to grow is also dependent on our ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit management and operations personnel with the experience to run an increasingly complex business. Similar to other large corporations, operational risk can manifest itself at Capital One in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside the Company and exposure to external events. In addition, we outsource some of our operational functions to third parties; these third parties may experience similar errors or disruptions that could adversely impact us and over which we may have limited control. We are also subject to business interruptions arising from events either partially or completely beyond our control such as disruption in the U.S. Postal Service that could adversely impact our response rates and consumer payments. Failure to build and maintain the necessary operational infrastructure can lead to risk of loss of service to customers, legal actions or noncompliance with applicable laws or regulatory standards. Although we have devoted and will continue to devote resources to building and maintaining our operational infrastructure, including our system of internal control, there can be no assurance that we will not suffer losses from operational risks in the future.

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

The trends that have caused the reduction of charge-offs over the course of 2003 and the first half of 2004 may not continue. During that time, we increased the proportion of lower-risk borrowers in our portfolio and increased the proportion of lower risk asset classes, like auto loans, relative to credit cards. In addition, in 2003, our managed loan portfolio grew 19%. Especially in the credit card business, higher growth rates cause lower charge-offs. This is primarily driven by lower charge-offs in the first six to eight months of the life of a pool of new accounts. Finally, although the U.S. economy has been improving, there can be no assurance that these trends will continue in the future.

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

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

Due to our significant reliance on certain contractual relationships, including our funding providers, as well as our unique corporate structure and heavily regulated industry, we face a risk of loss due to legal contracts, aspects of or changes in our legal structure and changes in laws and regulations. We also are subject to an array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, efforts to comply with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” above.

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

Fluctuations in Our Expenses and Other Costs May Hurt Our Financial Results

Our expenses and other costs, such as human resources and marketing expenses, directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they grow. For example, further increases in postal rates or termination of our negotiated service arrangement with the United States Postal Service could raise our costs for postal service, which is a significant component of our expenses for marketing and for servicing our 46.6 million accounts as of June 30, 2004. As our business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” No material changes have occurred during the six month period ended June 30, 2004.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of June 30, 2004 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

Part II Other Information

Item 1. Legal Proceedings

The information required by Item 1 is included in Part 1 of this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note I – Commitments and Contingencies.”

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1-30, 2004	7,440	$70.07	N/A	N/A
May 1-31, 2004	8,222	$64.58	N/A	N/A
June 1-30, 2004	18,287	$64.91	N/A	N/A
Total	33,949	$65.96	N/A	N/A

(1)	Shares purchased represent share swaps made in connection with stock option exercises.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1	Copy of 5.00% Notes, due 2009, of Capital One Bank

10.1	Capital One Financial Corporation, Voluntary Non-Qualified Deferred Compensation Plan, dated May 28, 2004

10.2	Capital One Financial Corporation, 2004 Stock Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14, filed March 17, 2004)

10.3	Revolving Credit Facility Agreement, dated June 29, 2004 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B. and Capital One Bank (Europe), plc, as borrowers and JPMorgan Chase Bank, an Administrative Agent.

31.1	Certification of Richard D. Fairbank

31.2	Certification of Gary L. Perlin

32.1	Certification* of Richard D. Fairbank

32.2	Certification* of Gary L. Perlin

(b)	Reports on Form 8-K:

On April 21, 2004, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — March 2004, for the month ended March 31, 2004.

On April 21, 2004, the Company furnished under Item 5 – “Other Events” and filed under Item 7 – “Financial Statements, Proforma Financial Information and Exhibits” and Item 12 – “Results of Operations and Financial Condition” of Form 8-K on Exhibit 99.1, a copy of its earnings press release for the first quarter of 2004 that was issued April 21, 2004. Additionally, the Company furnished the information in Exhibit 99.2, First Quarter Earnings Presentation for the quarter ended March 31, 2004.

On May 11, 2004, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — April 2004, for the month ended April 30, 2004.

On May 17, 2004, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 its press release dated May 17, 2004.

On June 9, 2004, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — May 2004, for the month ended May 31, 2004.

*	Information in this 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: August 5, 2004	/s/ GARY L. PERLIN
Gary L. Perlin
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer of the Registrant)