Form 10-Q
period 2004-09-30
CAPITAL ONE FINANCIAL CORP
filed 2004-11-01
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

As of September 30, 2004 there were 242,716,658 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

September 30, 2004

Part I. Financial Information

Item 1.	Financial Statements (unaudited)

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data) (unaudited)

	September 30, 2004	December 31, 2003
Assets:
Cash and due from banks	$454,843	$382,212
Federal funds sold and resale agreements	449,700	1,010,319
Interest-bearing deposits at other banks	538,324	587,751

Cash and cash equivalents	1,442,867	1,980,282
Securities available for sale	9,519,089	5,866,628
Consumer loans	35,160,635	32,850,269
Less: Allowance for loan losses	(1,395,000)	(1,595,000)

Net loans	33,765,635	31,255,269
Accounts receivable from securitizations	4,955,739	4,748,962
Premises and equipment, net	812,724	902,600
Interest receivable	232,808	214,295
Other	1,230,693	1,315,670

Total assets	$51,959,555	$46,283,706

Liabilities:
Interest-bearing deposits	$25,354,323	$22,416,332
Senior and subordinated notes	6,968,182	7,016,020
Other borrowings	8,490,631	7,796,613
Interest payable	250,227	256,015
Other	2,966,132	2,746,915

Total liabilities	44,029,495	40,231,895

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 244,028,682 and 236,352,914 shares issued as of September 30, 2004 and December 31, 2003, respectively	2,440	2,364
Paid-in capital, net	2,463,629	1,937,302
Retained earnings	5,407,883	4,078,508
Cumulative other comprehensive income	105,811	83,158
Less: Treasury stock, at cost; 1,312,024 and 1,310,582 shares as of September 30, 2004 and December 31, 2003, respectively	(49,703)	(49,521)

Total stockholders’ equity	7,930,060	6,051,811

Total liabilities and stockholders’ equity	$51,959,555	$46,283,706

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Interest Income:
Consumer loans, including past-due fees	$1,083,286	$989,318	$3,137,379	$2,962,724
Securities available for sale	84,492	49,440	224,289	140,266
Other	60,635	64,267	183,422	176,881

Total interest income	1,228,413	1,103,025	3,545,090	3,279,871
Interest Expense:
Deposits	257,349	224,078	741,839	654,026
Senior and subordinated notes	121,166	108,336	370,393	306,035
Other borrowings	74,523	66,690	214,444	198,822

Total interest expense	453,038	399,104	1,326,676	1,158,883

Net interest income	775,375	703,921	2,218,414	2,120,988
Provision for loan losses	267,795	364,144	753,719	1,127,092

Net interest income after provision for loan losses	507,580	339,777	1,464,695	993,896
Non-Interest Income:
Servicing and securitizations	942,587	820,515	2,728,297	2,292,900
Service charges and other customer-related fees	385,648	405,063	1,108,610	1,249,259
Interchange	117,043	95,879	339,967	270,371
Other	94,106	41,751	201,708	165,903

Total non-interest income	1,539,384	1,363,208	4,378,582	3,978,433
Non-Interest Expense:
Salaries and associate benefits	415,988	388,819	1,260,075	1,161,531
Marketing	317,653	316,026	826,638	828,277
Communications and data processing	112,191	107,385	337,488	331,893
Supplies and equipment	94,190	88,753	257,093	260,245
Occupancy	41,407	47,205	150,620	133,534
Other	330,555	293,575	933,778	851,771

Total non-interest expense	1,311,984	1,241,763	3,765,692	3,567,251

Income before income taxes and cumulative effect of accounting change	734,980	461,222	2,077,585	1,405,078
Income taxes	244,819	170,653	729,231	519,880

Income before cumulative effect of accounting change	490,161	290,569	1,348,354	885,198
Cumulative effect of accounting change, net of taxes of $8,832	—	15,037	—	15,037

Net income	$490,161	$275,532	$1,348,354	$870,161

Basic earnings per share before cumulative effect of accounting change	$2.07	$1.29	$5.75	$3.96

Basic earnings per share after cumulative effect of accounting change	$2.07	$1.23	$5.75	$3.89

Diluted earnings per share before cumulative effect of accounting change	$1.97	$1.23	$5.45	$3.81

Diluted earnings per share after cumulative effect of accounting change	$1.97	$1.17	$5.45	$3.74

Dividends paid per share	$0.03	$0.03	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Paid-In Capital, Net	Deferred Compensation	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2002	227,073,162	$2,271	$1,806,440	$(101,970)	$2,966,948	$(15,566)	$(34,952)	$4,623,171
Comprehensive income:
Net income					870,161			870,161
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $10,947						(18,640)		(18,640)
Foreign currency translation adjustments						17,728		17,728
Unrealized gains on cash flow hedging instruments, net of income taxes of $18,807						32,023		32,023

Other comprehensive income						31,111		31,111

Comprehensive income								901,272
Cash dividends - $.08 per share					(18,118)			(18,118)
Purchase of treasury stock							(14,214)	(14,214)
Issuances of common and restricted stock, net of forfeitures	756,735	8	29,890	(1,880)				28,018
Exercise of stock options	2,635,079	26	67,331					67,357
Amortization of deferred compensation				29,118				29,118
Common stock issuable under incentive plan			5,242					5,242
Other items, net			1,348					1,348

Balance, September 30, 2003	230,464,976	$2,305	$1,910,251	$(74,732)	$3,818,991	$15,545	$(49,166)	$5,623,194

Balance, December 31, 2003	236,352,914	$2,364	$2,164,435	$(227,133)	$4,078,508	$83,158	$(49,521)	$6,051,811
Comprehensive income:
Net income					1,348,354			1,348,354
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $13,099						(21,404)		(21,404)
Foreign currency translation adjustments						12,387		12,387
Unrealized gains on cash flow hedging instruments, net of income taxes of $18,772						31,670		31,670

Other comprehensive income						22,653		22,653

Comprehensive income								1,371,007
Cash dividends - $.08 per share					(18,979)			(18,979)
Purchases of treasury stock							(182)	(182)
Issuances of common and restricted stock, net of forfeitures	(61,308)	(1)	3,998	14,137				18,134
Exercise of stock options	7,737,076	77	411,782					411,859
Amortization of deferred compensation				66,476				66,476
Common stock issuable under incentive plan			29,934					29,934

Balance, September 30, 2004	244,028,682	$2,440	$2,610,149	$(146,520)	$5,407,883	$105,811	$(49,703)	$7,930,060

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Nine Months Ended September 30
	2004	2003
Operating Activities:
Net income	$1,348,354	$870,161
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of accounting change	—	23,869
Provision for loan losses	753,719	1,127,092
Depreciation and amortization, net	290,379	283,127
Impairment of long-lived assets	50,457	10,250
Losses (gains) on securities available for sale	23,123	(8,979)
Gains on sales of automobile loans	(35,923)	(53,744)
Losses on repurchase of senior notes	1,206	—
Stock plan compensation expense	96,410	34,360
(Increase) decrease in interest receivable	(18,513)	15,729
Increase in accounts receivable from securitizations	(209,588)	(1,591,674)
Decrease in other assets	181,699	399,033
Decrease in interest payable	(5,788)	(4,716)
Increase (decrease) in other liabilities	255,786	(415,965)

Net cash provided by operating activities	2,731,321	688,543

Investing Activities:
Purchases of securities available for sale	(5,904,742)	(2,943,896)
Proceeds from maturities of securities available for sale	1,014,943	1,076,037
Proceeds from sales of securities available for sale	1,149,862	869,623
Proceeds from sale of automobile loans	862,330	1,747,005
Proceeds from securitization of consumer loans	8,487,788	7,696,565
Net increase in consumer loans	(12,959,961)	(14,233,314)
Principal recoveries of loans previously charged off	344,154	269,340
Additions of premises and equipment, net	(133,568)	(193,515)

Net cash used for investing activities	(7,139,194)	(5,712,155)

Financing Activities:
Net increase in interest-bearing deposits	2,937,991	3,610,552
Net increase in other borrowings	693,825	976,247
Issuances of senior notes	998,190	1,695,658
Maturities of senior notes	(1,031,892)	(934,940)
Repurchases of senior notes	(28,159)	—
Purchases of treasury stock	(182)	(3,714)
Dividends paid	(18,979)	(18,118)
Net proceeds from issuances of common stock	18,134	17,518
Proceeds from exercise of stock options	301,530	64,276

Net cash provided by financing activities	3,870,458	5,407,479

(Decrease) increase in cash and cash equivalents	(537,415)	383,867
Cash and cash equivalents at beginning of period	1,980,282	918,778

Cash and cash equivalents at end of period	$1,442,867	$1,302,645

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

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003 should be read in conjunction with these condensed consolidated financial statements.

All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the 2004 presentation.

Stock-Based Compensation

In December 2003, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS 123”), prospectively to all awards granted, modified, or settled after January 1, 2003. Typically, awards under the Company’s plans vest over a three year period. Therefore, cost related to stock-based compensation included in net income for 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period is presented in the table below. The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model and is amortized into expense over the options’ vesting period.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
Pro Forma Information	2004	2003	2004	2003
Net income, as reported	$490,161	$275,532	$1,348,354	$870,161
Stock-based employee compensation expense included in reported net income	20,542	8,956	55,803	22,386
Stock-based employee compensation expense determined under fair value based method(1)	(54,089)	(44,633)	(154,904)	(130,209)

Pro forma net income	$456,614	$239,855	$1,249,253	$762,338
Earnings per share:
Basic – as reported	$2.07	$1.23	$5.75	$3.89
Basic – pro forma	$1.93	$1.07	$5.33	$3.41
Diluted – as reported	$1.97	$1.17	$5.45	$3.74
Diluted – pro forma	$1.82	$1.04	$5.02	$3.35

(1)	Includes amortization of compensation expense for current year stock option grants and prior year stock option grants over the stock options’ vesting period.

The fair value of the options granted during the three and nine months ended September 30, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
Assumptions	2004(1)	2003	2004(1)	2003
Dividend yield	.15%	.20%	.15%	.26%
Volatility factors of expected market price of stock	42%	55%	53%	55%
Risk-free interest rate	2.54%	3.32%	2.32%	3.19%
Expected option lives (in years)	2.1	5.0	2.6	4.7

(1)	Stock options granted during the three and nine months ended September 30, 2004 consisted primarily of grants issued upon exercises of vested stock options through stock swaps in accordance with stock option agreements.

Note B: Segments

The Company maintains three distinct operating segments: U.S. Card, Auto Finance, and Global Financial Services. The U.S. Card segment consists of domestic credit card lending activities. The Auto Finance segment primarily consists of automobile financing activities. The Global Financial Services segment includes international lending activities (including credit card lending), installment lending, small business lending and patient financing. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other caption includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other caption also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

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

	For the Three Months Ended September 30, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,172,447	$205,385	$361,165	$(68,630)	$1,670,367	$(894,992)	$775,375
Non-interest income	811,465	20,926	240,597	26,785	1,099,773	439,611	1,539,384
Provision for loan losses	503,179	56,483	150,921	12,593	723,176	(455,381)	267,795
Non-interest expenses	833,183	83,401	322,552	72,848	1,311,984	—	1,311,984
Income tax provision (benefit)	233,118	31,114	41,445	(60,858)	244,819	—	244,819

Net income (loss)	$414,432	$55,313	$86,844	$(66,428)	$490,161	$—	$490,161

Loans receivable	$46,081,967	$9,734,254	$19,614,693	$25,917	$75,456,831	$(40,296,196)	$35,160,635

	For the Three Months Ended September 30, 2003
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,075,418	$185,718	$276,707	$(37,079)	$1,500,764	$(796,843)	$703,921
Non-interest income	871,535	26,498	142,863	8,315	1,049,211	313,997	1,363,208
Provision for loan losses	617,447	96,447	150,457	(17,361)	846,990	(482,846)	364,144
Non-interest expenses	891,148	72,416	238,441	63,627	1,265,632	—	1,265,632
Income tax provision (benefit)	162,192	16,040	9,634	(26,045)	161,821	—	161,821

Net income (loss)	$276,166	$27,313	$21,038	$(48,985)	$275,532	$—	$275,532

Loans receivable	$44,300,170	$8,008,470	$14,960,400	$(9,167)	$67,259,873	$(36,642,030)	$30,617,843

	For the Nine Months Ended September 30, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$3,497,124	$590,557	$1,031,246	$(186,012)	$4,932,915	$(2,714,501)	$2,218,414
Non-interest income	2,396,555	67,022	603,410	58,620	3,125,607	1,252,975	4,378,582
Provision for loan losses	1,558,027	191,573	463,359	2,286	2,215,245	(1,461,526)	753,719
Non-interest expenses	2,483,533	249,278	897,529	135,352	3,765,692		3,765,692
Income tax provision (benefit)	666,763	78,023	89,898	(105,453)	729,231		729,231

Net income (loss)	$1,185,356	$138,705	$183,870	$(159,577)	$1,348,354	$—	$1,348,354

Loans receivable	$46,081,967	$9,734,254	$19,614,693	$25,917	$75,456,831	$(40,296,196)	$35,160,635

	For the Nine Months Ended September 30, 2003
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$3,257,072	$541,021	$773,664	$(105,525)	$4,466,232	$(2,345,244)	$2,120,988
Non-interest income	2,595,074	79,058	433,570	15,454	3,123,156	855,277	3,978,433
Provision for loan losses	1,986,457	306,406	419,613	(95,417)	2,617,059	(1,489,967)	1,127,092
Non-interest expenses	2,503,076	210,732	697,270	180,042	3,591,120	—	3,591,120
Income tax provision (benefit)	504,167	38,088	28,820	(60,027)	511,048	—	511,048

Net income (loss)	$858,446	$64,853	$61,531	$(114,669)	$870,161	$—	$870,161

Loans receivable	$44,300,170	$8,008,470	$14,960,400	$(9,167)	$67,259,873	$(36,642,030)	$30,617,843

During the three months ended September 30, 2004, the Company recognized non-interest expenses which included $26.7 million in early termination and facility consolidation charges related to cost reduction initiatives, $20.6 million related to a change in asset capitalization thresholds and $15.8 million related to impairment of internally developed software. Of these amounts, $27.4 million was allocated to the US Card segment, $32.6 million was allocated to the Global Financial Services segment, $2.6 million was allocated to the Auto Finance segment, and the remainder was held in the Other category for the three months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company recognized $82.7 million in early termination and facility consolidation charges related to cost reduction initiatives. Of this amount, $62.6 million was allocated to the US Card segment, $18.3 million was allocated to the Global Financial Services segment, $1.0 million was allocated to the Auto Finance segment, and the remainder was held in the Other category.

During the three months ended September 30, 2004 and 2003, the Company sold auto loans of $252.8 million and $290.5 million, respectively. These transactions resulted in allocated pre-tax income for the Auto Finance segment of $11.5 million and $14.4 million during the three months ended September 30, 2004 and 2003, respectively.

During the nine months ended September 30, 2004 and 2003, the Company sold auto loans of $835.2 million and $1.7 billion, respectively. These transactions resulted in allocated pre-tax income of $37.2 million and $44.6 million for the Auto Finance segment during the nine months ended September 30, 2004 and 2003, respectively.

In September 2004, the Company sold its interest in a South African joint venture with a book value of $3.9 million to its joint venture partner. The Company received $26.2 million in cash, was forgiven $9.2 million in liabilities and recognized a pre-tax gain of $31.5 million. The gain was recorded in non-interest income and reported in the Global Financial Services segment.

In September 2004, the Company signed a definitive agreement to acquire Onyx Acceptance Corporation for $191 million in an all-cash transaction. The transaction is expected to close early in the first quarter of 2005.

In July 2004, the Company provided notice to terminate its forward flow auto receivables agreement; however, the Company plans to continue to sell auto receivables through other channels.

The $15.0 million ($23.9 million pre-tax) charge for the cumulative effect of a change in accounting principle related to the adoption of FIN 46 during the three months ended September 30, 2003, was included in non-interest expense and reported in the Other category for segment reporting.

Note C: Capitalization

In June 2004, the Bank issued $500.0 million of five-year 5.00% fixed rate bank notes under the Senior and Subordinated Global Bank Note Program.

In June 2004, the Company terminated its Domestic Revolving and Multicurrency Credit Facilities and replaced them with a new revolving credit facility (“Credit Facility”) providing for an aggregate of $750.0 million in unsecured borrowings from various lending institutions to be used for general corporate purposes. The Credit Facility is available to the Corporation, the Bank, the Savings Bank, and Capital One Bank, plc. The Corporation’s availability has been increased to $500.0 million under the Credit Facility. All borrowings under the Credit Facility are based upon varying terms of London Interbank Offering Rate (“LIBOR”).

In February 2004, the Bank issued $500.0 million of ten-year 5.125% fixed rate bank notes under the Senior and Subordinated Global Bank Note Program.

Note D: Comprehensive Income

Comprehensive income for the three months ended September 30, 2004 and 2003, respectively was as follows:

	Three Months Ended September 30
	2004	2003
Comprehensive Income:
Net income	$490,161	$275,532
Other comprehensive (loss) income, net of tax	110,178	(25,078)

Total comprehensive income	$600,339	$250,454

Note E: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003(1)	2004	2003(1)
Numerator:
Income before change in accounting principle	$490,161	$290,569	$1,348,354	$885,198
Cumulative effect of accounting change		(15,037)		(15,037)

Net income	$490,161	$275,532	$1,348,354	$870,161
Denominator:
Denominator for basic earnings per share - Weighted-average shares	236,405	224,615	234,393	223,728
Effect of dilutive securities:
Stock options	9,925	10,629	10,517	8,072
Restricted stock	2,677	1,049	2,434	599

Dilutive potential common shares	12,602	11,678	12,951	8,671
Denominator for diluted earnings per share - Adjusted weighted-average shares	249,007	236,293	247,344	232,399
Basic earnings per share:
Before cumulative effect of accounting change	$2.07	$1.29	$5.75	$3.96
Cumulative effect of accounting change	—	(0.06)	—	(0.07)

After cumulative effect of accounting change	$2.07	$1.23	$5.75	$3.89

Diluted earnings per share
Before cumulative effect of accounting change	$1.97	$1.23	$5.45	$3.81
Cumulative effect of accounting change	—	(0.06)	—	(0.07)

After cumulative effect of accounting change	$1.97	$1.17	$5.45	$3.74

(1)	In the fourth quarter 2003, the Company adopted the expense recognition provisions of SFAS 123, under the prospective method for all awards granted, modified or settled after January 1, 2003. Amounts related to the three and nine months ended September 30, 2003, have been restated in accordance with SFAS 123.

Note F: Goodwill

The following table provides a summary of goodwill.

	Auto Finance	Global Financial Services	Total
Balance at December 31, 2003	$218,957	$136,978	$355,935
Impairment loss	—	(3,848)	(3,848)
Foreign currency translation	—	70	70

Balance at September 30, 2004	$218,957	$133,200	$352,157

In March 2004, the Company recognized a $3.8 million impairment loss on goodwill related to certain international operations. This impairment was recorded in other non-interest expense in the consolidated income statement.

Note G: Impairment of Long-Lived Assets

In June 2004, the Company approved a plan to liquidate certain buildings as part of its facility consolidation efforts. The Company expects to complete the sale within one year. The buildings met the held-for-sale criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and as such, an impairment charge of $34.7 million was recognized during the three month period ending June 30, 2004 to write down the properties to fair value. Depreciation expense is no longer being recognized for these assets. As of September 30, 2004, the carrying value of these assets was $44.2 million.

Note H: Consolidation of Variable Interest Entities

In June 2004, the Company established and consolidated Capital One Appalachian LLC (“COAL”) which qualifies as a variable interest entity under the requirements of FASB Interpretation No. 46(R) (“FIN 46”). COAL purchased a limited interest in a partnership from a third party that operates a facility which produces a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. COAL paid $2.1 million in cash and agreed to a fixed note payable of $26.4 million and additional quarterly variable payments based on the amount of tax credits generated by the partnership from June 2004 through the end of 2007. COAL has an ongoing commitment to fund the losses of the partnership to maintain its 24.9% minority ownership interest, and make fixed and variable payments to the third party. The Corporation has guaranteed COAL’s commitments to both the partnership and the third party. COAL’s equity investment in the partnership was included in Other Assets at September 30, 2004.

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

Note J: Subsequent Events

During October 2004, the Company sold its French loan portfolio which had a net book value of approximately $145 million. The Company received proceeds of $184.2 million and will continue to service the loans during a transition period. An estimated pre-tax gain of $43.0 million, subject to finalization, will be recognized in the fourth quarter of 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL ONE FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

Introduction

Capital One Financial Corporation (the “Corporation”) is a bank holding company whose subsidiaries market a variety of products and services to consumers using its Information-Based Strategy (“IBS”). The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”), which offers consumer credit card products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending products (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”), which offers automobile and other motor vehicle financing products. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company.” As of September 30, 2004, the Company had 47.2 million accounts and $75.5 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world.

The Company’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage patterns, credit quality, interest expense, levels of marketing expense and operating efficiency. The Company’s revenues consist primarily of interest income on consumer loans (including past-due fees) and securities and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, cross-sell, interchange, overlimit and other fee income, collectively “fees”) and gains on the securitization of loans. Loan securitization transactions qualifying as sales under accounting principles generally accepted in the United States (“GAAP”) remove the loan receivables from the consolidated balance sheet. However, the Company continues to own and service the related accounts. The Company generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans. Interest income, fees, and recoveries in excess of the interest paid to investors and charge-offs generated from off-balance sheet loans are recognized as servicing and securitization income.

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

Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $39.8 billion as of September 30, 2004, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

The securitization of consumer loans has been a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2004 to 2019 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity: however, a significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

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

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of September 30, 2004, no early amortization events related to its off-balance sheet securitizations have occurred.

Funding Commitments Related to Synthetic Fuel Tax Credit Transaction

In June 2004, the Corporation established and consolidated Capital One Appalachian LLC (“COAL”). COAL is a special purpose entity established to invest a 24.9% minority ownership interest in a limited partnership. The partnership was established to operate a facility which produces a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. COAL purchased its interest in the partnership from a third party paying $2.1 million in cash and agreeing to pay an estimated $115.0 million comprised of fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership. Actual total payments will be based on the amount of tax credits generated by the partnership through the end of 2007. In exchange, COAL will receive an estimated $137.7 million in tax benefits resulting from a combination of deductions, allocated partnership operating losses, and tax credits. The Corporation has guaranteed COAL’s commitments to both the partnership and the third party. As of September 30, 2004, the Company has recorded $12.1 million in tax benefits and had an estimated remaining commitment for fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership of $108.2 million.

Reconciliation to GAAP Financial Measures

The Company’s consolidated financial statements prepared in accordance with GAAP are referred to as its “reported” financial statements. Loans included in securitization transactions which qualify as sales under GAAP have been removed from the Company’s “reported” balance sheet. However, servicing fees, finance charges, and other fees, net of charge-offs, and interest paid to investors of securitizations are recognized as servicing and securitizations income on the “reported” income statement.

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

	As of and for the Three Months Ended September 30, 2004
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$775,375	$894,992	$1,670,367
Non-interest income	1,539,384	(439,611)	1,099,773

Total revenue	2,314,759	455,381	2,770,140
Provision for loan losses	267,795	455,381	723,176
Net charge-offs	298,317	455,381	753,698

Balance Sheet Measures
Consumer loans	$35,160,635	$40,296,196	$75,456,831
Total assets	51,959,555	39,705,803	91,665,358
Average consumer loans	34,772,489	39,625,812	74,398,301
Average earning assets	47,267,410	37,777,187	85,044,597
Average total assets	51,495,580	39,047,286	90,542,866
Delinquencies	1,407,297	1,537,166	2,944,463

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, issued in April 2003.

(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

Earnings Summary

Net income was $490.2 million, or $1.97 per share, for the three month period ended September 30, 2004 compared with net income of $275.5 million, or $1.17 per share, for the three month period ended September 30, 2003. This represents 78% net income growth and 68% earnings per share growth. The growth in earnings for the third quarter 2004 was primarily driven by an increase in the managed consumer loan portfolio, a reduction in the provision for loan losses, and an increase in servicing and securitization income and other non-interest income, offset in part by an increase in operating expenses.

Managed loans consist of the Company’s reported loan portfolio combined with the off-balance sheet securitized loan portfolio. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio. Average managed loans increased $10.7 billion, or 17%, to $74.4 billion for the three months ended September 30, 2004 compared with $63.7 billion for the three months ended September 30, 2003.

The managed net interest margin for the three months ended September 30, 2004, decreased to 7.86% from 8.45% for the three months ended September 30, 2003. This decrease is due to a reduction in the managed earning asset yields. Managed loan yields decreased 68 basis points to 13.01% for the third quarter 2004, from 13.69% for the same period in 2003. The decrease in managed loan yields resulted from a shift in the portfolio toward higher credit quality, lower yielding loans. In addition, the Company built its average liquidity portfolio by $3.3 billion to $10.6 billion for the three months ended September 30, 2004, from $7.3 billion for the same period in the prior year. This placed additional downward pressure on managed earning asset yields as the yield on the liquidity portfolio is significantly lower than the yield on consumer loans.

For the three months ended September 30, 2004, the provision for loan losses decreased $96.3 million to $267.8 million, from $364.1 million for the same period in the prior year. The decrease in the provision for loan losses reflects the reduction in net charge-offs combined with a reduction in the allowance for loan losses as a result of improved delinquency rates and lower forecasted charge-offs for the reported portfolio at September 30, 2004. The improvements in the Company’s credit quality metrics are a result of the change in composition of the reported loan portfolio to a higher concentration of higher credit quality loans, improved collection experience and improved economic conditions compared with the same period of the prior year.

Servicing and securitization income increased $122.1 million or 15%, to $942.6 million for the three months ended September 30, 2004, from $820.5 million for the same period in the prior year. The increase is primarily the result of a 15% increase in the average off-balance sheet loan portfolio.

Other non-interest income increased $52.3 million to $94.1 million for the three months ended September 30, 2004 when compared to the same period in the prior year. This increase is primarily the result of a $31.5 million pre-tax gain on the sale of the Company’s joint venture investment in South Africa.

For the three months ended September 30, 2004, operating expenses increased $68.5 million, or 7%, compared with the same period in the prior year. Included in the operating expenses for the three months ended September 30, 2004 is $26.7 million in employee termination and facility consolidation charges related to cost reduction initiatives, $20.6 million in charges related to a change in asset capitalization thresholds and $15.8 million in charges related to impairment of internally developed software. All of these items are addressed in the Non-Interest Expense section below. Although operating expenses increased, annualized operating expenses as a percentage of average managed loans for the three month period ended September 30, 2004 fell 46 basis points to 5.35% from 5.81% for the same period in the prior year. This reduction reflects the continued improvement of the Company’s operating efficiencies.

Net income for the nine months ended September 30, 2004, was $1.3 billion, or $5.45 per share, compared to $870.2 million, or $3.74 per share, for the same period in 2003. This 55% increase in net income is primarily the result of an increase in managed earning assets and a reduction in the provision for loan losses, offset in part by an increase in non-interest expenses during the nine months ended September 30, 2004, compared to the same period in the prior year. Each component is discussed in further detail in subsequent sections of this analysis.

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

The amount of finance charges and fees suppressed were $269.7 million and $481.0 million for the three months ended September 30, 2004 and 2003, respectively and $818.7 million and $1.5 billion for the nine months ended September 30, 2004 and 2003, respectively. The reduction in the suppression amount, among other factors, was driven by the shift in mix of the Company’s loan portfolio to a higher concentration of higher credit quality, lower fee generating loans, product diversification and improving economic conditions. These factors drove a reduction in total finance charges and fees billed during the period and increased the likelihood of collectibility. Together, the lower volume of total finance charges and fees billed and the higher expectations of collectibility drove the reduction in the amount of finance charges and fees suppressed. Actual payment experience could differ significantly from management’s assumption, resulting in higher or lower future finance charge and fee income.

Net Interest Income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s consumer loans, securities income, less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior and subordinated notes and other borrowings.

The change in composition of the loan portfolio, described in the Earnings Summary above, also impacted net interest income and margins. Reported net interest income for the three month period ended September 30, 2004 was $775.4 million, compared with $703.9 million for the same period in the prior year. Reported net interest income increased slightly to $2.2 billion for the nine months ended September 30, 2004 compared with $2.1 billion for the nine months ended September 30, 2003. The increase in net interest income is primarily the result of a significant increase in the average reported loan portfolio, largely offset by decreases in earning asset yields. The reported net interest margin decreased 82 and 134 basis points to 6.56% and 6.47% from 7.38% and 7.81% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. The decrease in net interest margin was primarily due to a decrease in loan yields. The reported loan yields decreased 121 and 178 basis points to 12.46% and 12.43% for the three and nine months ended September 30, 2004, respectively, compared to 13.67% and 14.21% for the three and nine months ended September 30, 2003. The yield on consumer loans decreased due to the shift in the mix of the reported loan portfolio toward higher credit quality, lower yielding loans compared with the same period of the prior year. In addition, the Company increased its average liquidity portfolio for the three months ended September 30, 2004 by $3.3 billion, or 45%, compared with the same period in the prior year. The yield on liquidity portfolio assets is significantly lower than those on consumer loans and served to reduce the overall earning asset yields.

Table 1 provides average balance sheet data, and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 2004 and 2003.

TABLE 1 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Three Months Ended September 30
	2004			2003
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$31,144,773	$983,697	12.63%	$26,170,434	$900,483	13.76%
International	3,627,716	99,589	10.98%	2,778,938	88,835	12.79%

Total	34,772,489	1,083,286	12.46%	28,949,372	989,318	13.67%

Securities available for Sale	9,372,713	84,492	3.61%	5,702,955	49,440	3.47%
Other
Domestic	2,138,874	46,533	8.70%	3,061,443	58,563	7.65%
International	983,334	14,102	5.74%	419,284	5,704	5.44%

Total	3,122,208	60,635	7.77%	3,480,727	64,267	7.39%

Total earning assets	47,267,410	$1,228,413	10.40%	38,133,054	$1,103,025	11.57%
Cash and due from banks	450,726			332,015
Allowance for loan losses	(1,424,672)			(1,589,872)
Premises and equipment, net	859,328			865,923
Other	4,342,788			3,963,033

Total assets	$51,495,580			$41,704,153

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$22,917,496	$234,162	4.09%	$19,055,067	$207,279	4.35%
International	1,796,428	23,187	5.16%	1,247,457	16,799	5.39%

Total	24,713,924	257,349	4.17%	20,302,524	224,078	4.41%

Senior and subordinated notes	7,218,916	121,166	6.71%	6,065,935	108,336	7.14%
Other borrowings
Domestic	8,673,529	74,518	3.44%	6,891,027	66,688	3.87%
International	769	5	2.60%	862	2.93%

Total	8,674,298	74,523	3.44%	6,891,889	66,690	3.87%

Total interest-bearing liabilities	40,607,138	$453,038	4.46%	33,260,348	$399,104	4.80%
Other	3,327,323			3,020,024

Total liabilities	43,934,461			36,280,372
Equity	7,561,119			5,423,781

Total liabilities and equity	$51,495,580			$41,704,153

Net interest spread			5.94%			6.77%

Interest income to average earning assets			10.40%			11.57%
Interest expense to average earning assets			3.84%			4.19%

Net interest margin			6.56%			7.38%

(1)	Interest income includes past-due fees of approximately $197,109 and $202,848 for the three months ended September 30, 2004 and 2003, respectively.

TABLE 1 - STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	Nine Months Ended September 30
	2004			2003
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$30,088,461	$2,852,223	12.64%	$25,066,093	$2,692,399	14.32%
International	3,562,481	285,156	10.67%	2,728,759	270,325	13.21%

Total	33,650,942	3,137,379	12.43%	27,794,852	2,962,724	14.21%

Securities available for sale	8,590,499	224,289	3.48%	5,173,563	140,266	3.61%
Other
Domestic	2,549,683	145,250	7.60%	2,713,252	157,045	7.72%
International	909,398	38,172	5.60%	524,762	19,836	5.04%

Total	3,459,081	183,422	7.07%	3,238,014	176,881	7.28%

Total earning assets	45,700,522	$3,545,090	10.34%	36,206,429	$3,279,871	12.08%
Cash and due from banks	533,626			359,158
Allowance for loan losses	(1,503,979)			(1,647,300)
Premises and equipment, net	894,371			807,174
Other	4,120,109			4,187,113

Total assets	$49,744,649			$39,912,574

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$22,171,478	$676,614	4.07%	$17,998,377	$604,250	4.48%
International	1,716,478	65,225	5.07%	1,150,522	49,776	5.77%

Total	23,887,956	741,839	4.14%	19,148,899	654,026	4.55%

Senior and subordinated notes	7,289,821	370,393	6.77%	5,639,209	306,035	7.24%
Other borrowings
Domestic	8,332,505	214,420	3.43%	6,859,702	198,779	3.86%
International	867	24	3.69%	1,399	43	4.10%

Total	8,333,372	214,444	3.43%	6,861,101	198,822	3.86%

Total interest-bearing liabilities	39,511,149	$1,326,676	4.48%	31,649,209	$1,158,883	4.88%
Other	3,248,837			3,129,696

Total liabilities	42,759,986			34,778,905
Equity	6,984,663			5,133,669

Total liabilities and equity	$49,744,649			$39,912,574

Net interest spread			5.86%			7.20%

Interest income to average earning assets			10.34%			12.08%
Interest expense to average earning assets			3.87%			4.27%

Net interest margin			6.47%			7.81%

(1)	Interest income includes past-due fees of approximately $593,455 and $607,529 for the nine months ended September 30, 2004 and 2003, respectively.

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

TABLE 2 - INTEREST VARIANCE ANALYSIS

	Three Months Ended September 30, 2004 vs. 2003			Nine Months Ended September 30, 2004 vs. 2003
	Increase (Decrease)	Change due to(1)		Increase (Decrease)	Change due to(1)
(Dollars in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Interest Income:
Consumer loans
Domestic	$83,214	$471,033	$(387,819)	$159,824	$632,434	$(472,610)
International	10,754	75,990	(65,236)	14,831	94,103	(79,272)

Total	93,968	551,274	(457,306)	174,655	730,379	(555,724)

Securities available for sale	35,052	33,008	2,044	84,023	92,671	(8,648)
Other
Domestic	(12,030)	(52,458)	40,428	(11,795)	(9,349)	(2,446)
International	8,398	8,073	325	18,336	15,935	2,401

Total	(3,632)	(20,142)	16,510	6,541	14,246	(7,705)

Total interest income	125,388	717,324	(591,936)	265,219	983,182	(717,963)
Interest Expense:
Deposits
Domestic	26,883	98,146	(71,263)	72,364	157,271	(84,907)
International	6,388	10,938	(4,550)	15,449	25,334	(9,885)

Total	33,271	106,810	(73,539)	87,813	180,067	(92,254)

Senior notes	12,830	49,370	(36,540)	64,358	95,568	(31,210)
Other borrowings
Domestic	7,830	47,218	(39,388)	15,641	49,290	(33,649)
International	3	(1)	4	(19)	(15)	(4)

Total	7,833	47,203	(39,370)	15,622	49,278	(33,656)

Total interest expense	53,934	211,070	(157,136)	167,793	318,033	(150,240)

Net interest income(1)	$71,454	$476,860	$(405,406)	$97,426	$645,066	$(547,640)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

Servicing and Securitization Income

Servicing and securitization income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses resulting from securitization transactions and fair value adjustments of the retained interests. Servicing and securitization income increased $122.1 million, or 15%, to $942.6 million for the three months ended September 30, 2004, from $820.5 million for the same period in 2003. Servicing and securitizations income increased $435.4 million, or 19%, to $2.7 billion for the nine months ended September 30, 2004, from $2.3 billion for the same period in 2003. This increase was primarily the result of a 15% and 18% increase in the average off-balance sheet loan portfolio for the three and nine months ended September 30, 2004, respectively, when compared with the same period in the prior year.

Service Charges and Other Customer-Related Fees

Service charges and other customer-related fees decreased by $19.5 million, or 5%, to $385.6 million for the three months ended September 30, 2004, compared with $405.1 million in the same period during 2003, and decreased by $140.7 million or 11%, to $1.1 billion for the nine months ended September 30, 2004, from $1.2 billion during the same period in 2003. The decrease is the result of lower overlimit and annual membership fees generated on the reported loan portfolio resulting from a shift toward higher credit quality, less fee intensive products in the reported portfolio and ongoing product modifications.

Interchange Income

Interchange income increased $21.1 million and $69.6 million, or 22% and 26%, to $117.0 million and $340.0 million for the three and nine months ended September 30, 2004, respectively, compared to $95.9 million and $270.4 million for the same periods in the prior year. This increase is primarily attributable to growth in the reported loan portfolio and increased rates from Mastercard and Visa. Total interchange income is net of $38.5 and $93.3 million of costs related to the Company’s rewards programs for the three and nine months ended September 30, 2004, compared with $29.4 million and $77.1 for the three and nine months ended September 30, 2003, respectively. The 31% and 21% increases in the rewards expense for the three and nine months ended September 30, 2004 is due to increased purchase volume in the reported loan portfolio in addition to growth in Reward programs when compared with the same period in the prior year.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by the Company’s patient finance business, gains on the sale of auto loans and income earned related to purchased charged-off loan portfolios.

Other non-interest income increased $52.3 million and $35.8 million, or 125% and 22%, to $94.1 million and $201.7 million for the three and nine months ended September 30, 2004, respectively, compared with the same period in 2003. The increase in other non-interest income for the three months ended September 30, 2004 is primarily the result of the $31.5 million pre-tax gain on the sale of the Company’s joint venture investment in South Africa and a $6.2 million increase in income earned from purchased charge-off loan portfolios. The $35.8 million increase in other non-interest income for the nine month period ended September 30, 2004, is primarily attributable to a $35.7 million increase in income earned from purchased charge-off loan portfolios, the $31.5 million gain on the sale of the Company’s joint venture investment in South Africa and a $7.5 million increase in service provider revenue by the Company’s patient finance business, partially offset by an increase of $33.3 million in losses from the sale of securities and an $17.8 million decrease in auto loan sale gains, when compared with the same period in the prior year.

Non-Interest Expense

The Company continues to recognize charges related to corporate-wide cost reduction initiatives which will serve to reduce future operating expenses. The Company recognized $26.7 and $82.7 million of pre-tax charges related to employee severance and facility consolidation during the three and nine month periods ended September 30, 2004, respectively. Additional estimated charges of $30 to $50 million are expected to be incurred during the fourth quarter of 2004.

Non-interest expense, which consists of marketing and operating expenses, increased $70.2 million and $198.4 million to $1.3 billion and $3.8 billion for the three and nine months ended September 30, 2004, respectively. Marketing expense remained relatively stable at $317.7 million and $826.6 million for the three and nine months ended September 30, 2004, compared with the same periods in the prior year. Operating expenses increased $68.5 million and $200.1 million for the three and nine months ended September 30, 2004, respectively, compared with the same periods in the prior year.

The increases in operating expenses were primarily the result of increases in salaries and associate benefits and other non-interest expenses taken during the period. Salaries and associate benefits increased $27.2 million, or 7% and $98.5 million, or 8% for the three and nine months ended September 30, 2004, respectively primarily as the result of charges taken for employee termination benefits related to the corporate-wide cost reduction initiatives during the second and third quarters of 2004. Other non-interest expense increased $37.0 million, or 13% and $82.0 million, or 10% for the three and nine months ended September 30, 2004, respectively. This is a result of the Company recognizing a $15.8 million charge related to the impairment of internally developed software and a $20.6 million charge related to a change in asset capitalization thresholds. During the nine month period ended September 30, 2004, the increase was also attributable to increased credit and recovery efforts compared with the same period in the prior year.

Although operating expenses increased, annualized operating expenses as a percentage of average managed loans for the three month period ended September 30, 2004 fell 46 basis points to 5.35% from 5.81% for the same period in the prior year. This reduction reflects the continued improvement of the Company’s operating efficiencies.

Income Taxes

The Company’s income tax rate was 33% and 35% for the three and nine months ended September 30, 2004, respectively, and 37% for the three and nine months ended September 30, 2003. The decrease was primarily due to increased profitability in the Company’s International businesses which are in lower taxed territories, investment in synthetic fuel credits and ongoing tax planning activities. The effective rate includes state, federal and international income tax components.

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

TABLE 3 - MANAGED CONSUMER LOAN PORTFOLIO

	Three Months Ended September 30
(Dollars in thousands)	2004	2003
Period-End Balances:
Reported consumer loans:
Domestic	$31,510,312	$27,676,213
International	3,650,323	2,941,630

Total	35,160,635	30,617,843

Securitization adjustments(1):
Domestic	34,773,552	33,021,784
International	5,522,644	3,620,246

Total	40,296,196	36,642,030

Managed consumer loan portfolio:
Domestic	66,283,864	60,697,997
International	9,172,967	6,561,876

Total	$75,456,831	$67,259,873

Average Balances:
Reported consumer loans:
Domestic	$31,144,773	$26,170,434
International	3,627,716	2,778,938

Total	34,772,489	28,949,372

Securitization adjustments(1):
Domestic	34,303,032	31,407,416
International	5,322,780	3,334,473

Total	39,625,812	34,741,889

Managed consumer loan portfolio:
Domestic	65,447,805	57,577,850
International	8,950,496	6,113,411

Total	$74,398,301	$63,691,261

	Nine Months Ended September 30
(Dollars in thousands)	2004	2003
Average Balances:
Reported consumer loans:
Domestic	$30,088,461	$25,066,093
International	3,562,481	2,728,759

Total	33,650,942	27,794,852

Securitization adjustments(1):
Domestic	34,030,015	30,205,688
International	4,950,119	2,967,982

Total	38,980,134	33,173,670

Managed consumer loan portfolio:
Domestic	64,118,476	55,271,781
International	8,512,600	5,696,741

Total	$72,631,076	$60,968,522

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accrued Interest Receivable,” issued in April 2003.

Table 4 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

TABLE 4

COMPARISON OF MANAGED AND REPORTED OPERATING DATA AND RATIOS

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2004	2003	2004	2003
Reported:
Average earning assets	$47,267,410	$38,133,054	$45,700,522	$36,206,429
Net interest margin(1)	6.56%	7.38%	6.47%	7.81%
Loan yield	12.46%	13.67%	12.43%	14.21%
Managed:
Average earning assets	$85,044,597	$71,022,114	$82,823,110	$67,715,043
Net interest margin(1)	7.86%	8.45%	7.94%	8.79%
Loan yield	13.01%	13.69%	13.11%	14.08%

(1)	Net interest margin is equal to net interest income divided by average earning assets.

Revenue Margin

The Company’s products are designed with the objective of maintaining strong risk-adjusted returns and providing diversification across the credit spectrum and consumer lending products. Management believes that a comparable measure for external analysis is the Company’s managed revenue margin (based on average managed earning assets).

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

TABLE 5 - REVENUE MARGIN

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2004	2003	2004	2003
Reported Income Statement:
Net interest income	$775,375	$703,921	$2,218,414	$2,120,988
Non-interest income	1,539,384	1,363,208	4,378,582	3,978,433

Revenue	$2,314,759	$2,067,129	$6,596,996	$6,099,421

Reported Ratios: (1)
Net interest margin	6.56%	7.38%	6.47%	7.81%
Non-interest income	13.03%	14.30%	12.77%	14.65%

Revenue margin	19.59%	21.68%	19.24%	22.46%

Managed Income Statement:
Net interest income	$1,670,367	$1,500,764	$4,932,915	$4,466,232
Non-interest income	1,099,773	1,049,211	3,125,607	3,123,156

Revenue	$2,770,140	$2,549,975	$8,058,522	$7,589,388

Managed Ratios:(1)
Net interest margin	7.86%	8.45%	7.94%	8.79%
Non-interest income	5.17%	5.91%	5.03%	6.15%

Revenue margin	13.03%	14.36%	12.97%	14.94%

(1)	As a percentage of average earning assets.

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

TABLE 6 - DELINQUENCIES

	September 30
	2004		2003
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$35,160,635	100.00%	$30,617,843	100.00%
Loans delinquent:
30-59 days	701,974	2.00%	713,477	2.33%
60-89 days	304,855	0.87%	351,427	1.15%
90-119 days	182,997	0.52%	207,376	0.68%
120-149 days	131,148	0.37%	155,750	0.51%
150 or more days	86,323	0.24%	111,731	0.36%

Total	$1,407,297	4.00%	$1,539,761	5.03%

Loans delinquent by geographic area:
Domestic	1,327,508	4.21%	1,434,355	5.18%
International	79,789	2.19%	105,406	3.58%
Managed:
Loans outstanding	$75,456,831	100.00%	$67,259,873	100.00%
Loans delinquent:
30-59 days	1,262,574	1.67%	1,272,956	1.90%
60-89 days	651,193	0.86%	715,639	1.06%
90-119 days	448,052	0.59%	485,079	0.72%
120-149 days	335,336	0.44%	372,898	0.55%
150 or more days	247,308	0.34%	279,250	0.42%

Total	$2,944,463	3.90%	$3,125,822	4.65%

Consumer loan delinquency rate decreases principally reflect a shift in the mix of the loan portfolio toward higher credit quality assets, improvements in collection experience and improved economic conditions when compared with the prior year.

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

For the three and nine months ended September 30, 2004, the reported net charge-off rate decreased 187 and 237 basis points, respectively, when compared with same period in the prior year. For the three and nine months ended September 30, 2004, the managed net charge-off rate decreased 139 and 163 basis points, respectively when compared with the same periods in the prior year. The decrease in both the reported and managed net charge-off rates principally relates to the shift toward lower loss assets in the loan portfolio, loan diversification beyond U.S. Card, improvements in collections and improved economic conditions. Table 7 shows the Company’s net charge-offs for the three and nine month periods presented on a reported and managed basis.

TABLE 7 - NET CHARGE-OFFS

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2004	2003	2004	2003
Reported:
Average loans outstanding	$34,772,489	$28,949,372	$33,650,942	$27,794,852
Net charge-offs	298,317	383,248	950,495	1,280,339
Net charge-offs as a percentage of average loans outstanding	3.43%	5.30%	3.77%	6.14%
Managed:
Average loans outstanding	$74,398,301	$63,691,261	$72,631,076	$60,968,522
Net charge-offs	753,698	866,095	2,412,022	2,770,307
Net charge-offs as a percentage of average loans outstanding	4.05%	5.44%	4.43%	6.06%

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

TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$1,425,000	$1,590,000	$1,595,000	$1,720,000
Provision for loan losses:
Domestic	250,181	336,218	683,001	1,032,125
International	17,614	27,926	70,718	94,967

Total provision for loan losses	267,795	364,144	753,719	1,127,092

Other	522	(896)	(3,224)	3,247

Charge-offs:
Domestic	(376,949)	(439,890)	(1,192,590)	(1,436,691)
International	(34,906)	(34,162)	(102,059)	(112,988)

Total charge-offs	(411,855)	(474,052)	(1,294,649)	(1,549,679)

Recoveries:
Domestic	102,059	80,455	310,608	241,194
International	11,479	10,349	33,546	28,146

Total recoveries	113,538	90,804	344,154	269,340

Net charge-offs	(298,317)	(383,248)	(950,495)	(1,280,339)

Balance at end of period	$1,395,000	$1,570,000	$1,395,000	$1,570,000

Allowance for loan losses to loans at period-end	3.97%	5.13%	3.97%	5.13%

Allowance for loan losses by geographic distribution:
Domestic	$1,275,879	$1,468,892	$1,275,879	$1,468,892
International	119,121	101,108	119,121	101,108

For the three and nine months ended September 30, 2004, the provision for loan losses decreased $96.3 million or 26% and $373.4 million or 33% from the three and nine months ended September 30, 2003, respectively. While the Company’s reported loan portfolio increased to $35.2 billion at September 30, 2004 from $30.6 billion at September 30, 2003, the impact of the loan growth to the allowance was more than offset by the loan growth being concentrated in higher credit quality loans, an improvement in collection experience, and improved economic conditions. Evidence of the improvement in these factors can be seen in the 30-plus day reported delinquency rate which was 4.00% at September 30, 2004, down 103 basis points from 5.03% at September 30, 2003 and the reported charge-off rate which was 3.43% for the three months ended September 30, 2004, down 187 basis points from same period of the prior year.

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

TABLE 9 – REPORTABLE SEGMENTS – MANAGED BASIS

	U.S. Card		Auto Finance		Global Financial Services
(Dollars in thousands)	As of and for the Three Months Ended September 30		As of and for the Three Months Ended September 30		As of and for the Three Months Ended September 30
	2004	2003	2004	2003	2004	2003
Loans receivable	$46,081,967	$44,300,170	$9,734,254	$8,008,470	$19,614,693	$14,960,400
Net income	414,432	276,166	55,313	27,313	86,844	21,038
Net charge-off rate	4.68%	6.16%	2.63%	5.10%	3.26%	3.78%
30+ Delinquency rate	4.14%	4.88%	5.54%	7.07%	2.65%	2.87%

	U.S. Card		Auto Finance		Global Financial Services
(Dollars in thousands)	As of and for the Nine Months Ended September 30		As of and for the Nine Months Ended September 30		As of and for the Nine Months Ended September 30
	2004	2003	2004	2003	2004	2003
Net income	$1,185,356	$858,446	$138,705	$64,853	$183,870	$61,531

U.S. Card Segment

The U.S. Card segment consists of domestic credit card lending activities. Total U.S. Card segment loans increased 4% to $46.1 billion at September 30, 2004, compared with $44.3 billion at September 30, 2003. The loan growth in this segment reflects, among other things, the Company’s continued success in applying IBS. The contribution to net income from the U.S. Card segment increased $138.2 million, or 50%, to $414.4 million for the three months ended September 30, 2004 and $326.9 million, or 38%, to $1.2 billion for the nine months ended September 30, 2004 compared with the same periods in the prior year. The increase in net income is largely attributable to the improving credit of the portfolio, partially offset by $8.5 million and $40.6 in after tax severance and facility consolidation charges related to cost reduction initiatives and $9.8 million in after tax charges related to a change in asset capitalization thresholds which were allocated to the U.S. Card segment for the three and nine months ended September 30, 2004, respectively.

Net charge-offs of the U.S. Card segment loans decreased $109.0 million, or 17%, while average U.S. Card segment loans for the three months ended September 30, 2004, grew $3.9 billion, or 9%, compared with the same period in the prior year. For the three months ended September 30, 2004, the U.S. Card segment’s net charge-off rate was 4.68%, compared with 6.16% for the same period in 2003. This decrease was due to the addition of higher credit quality loans to the loan portfolio, improvements in collection experience and improved economic conditions.

The 30-plus day delinquency rate for the U.S. Card segment was 4.14% as of September 30, 2004, down 74 basis points from 4.88% as of September 30, 2003. The decrease in delinquencies is due to the addition of higher credit quality loans to the portfolio, improvements in collection experience, and improved economic conditions.

Auto Finance Segment

The Auto Finance segment primarily consists of automobile financing activities. Total Auto Finance segment loans outstanding increased 22% to $9.7 billion at September 30, 2004, compared with $8.0 billion at September 30, 2003. The increase in auto loans outstanding was primarily the result of growth in prime loans originated through the internet. For the three months ended September 30, 2004, the net income contribution from the Auto Finance segment increased $28.0 million, or 103% for the three months ended September 30, 2004 and $73.9 million, or 114% for the nine months ended September 30, 2004 when compared to the same period in the prior year. This increase in the net income contribution was the result of the growth in the loan portfolio and improving credit loss experience.

During the three months ended September 30, 2004 and 2003, the Company sold auto loans of $252.8 million and $290.5 million, respectively. These transactions resulted in allocated pre-tax income for the Auto Finance segment of $11.5 million and $14.4 million during the three months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 and 2003, the Company sold auto loans of $835.2 million and $1.7 billion, respectively. These transactions resulted in allocated pre-tax income of $37.2 million and $44.6 million for the Auto Finance segment during the nine months ended September 30, 2004 and 2003, respectively. In July 2004, the Company provided notice to terminate its forward flow auto receivables agreement; however, the Company plans to continue to sell auto receivables through other channels.

Net charge-offs of Auto Finance segment loans decreased $35.5 million, or 36%, while average Auto Finance loans for the three months ended September 30, 2004 grew $1.9 billion, or 24%, compared with the same period in the prior year. For the three months ended September 30, 2004, the Auto Finance segment’s net charge-off rate was 2.63% compared with 5.10% for the prior year. The decrease was primarily driven by the shift to higher credit quality loans and operational enhancements.

The 30-plus day delinquency rate for the Auto Finance segment was 5.54% as of September 30, 2004, down 153 basis points from 7.07% as of September 30, 2003. The decrease in delinquencies was the result of a higher mix of prime loans and improved delinquency performance of non-prime loans.

In September 2004, the Company signed a definitive agreement to acquire Onyx Acceptance Corporation for $191 million in an all-cash transaction. The transaction is expected to close early in the first quarter of 2005.

Global Financial Services Segment

The Global Financial Services segment includes international lending activities (including credit card lending), installment lending, small business lending and patient financing. Total Global Financial Services segment loans increased 31% to $19.6 billion at September 30, 2004, compared with $15.0 billion at September 30, 2003. The increase in total loans reflects the Company’s successful efforts to diversify its loan portfolio and the impact of changes in foreign currency rates. Net income contribution from the Global Financial Services segment for the three months ended September 30, 2004, increased $65.8 million, to $86.8 million, and increased $122.3 million to $183.9 million for the nine months ended September 30, 2004, compared with the same period in the prior year. The three and nine month periods ending September 30, 2004, included $8.8 million and $11.9 million in after tax severance and facility consolidation charges related to cost reduction initiatives, respectively. The three months ended September 30, 2004, included $10.5 million in after tax charges related to the impairment of internally developed software, and $2.4 million in after-tax charges related to a change in asset capitalization thresholds which were allocated to the Global Financial Services segment. The improvement in the Global Financial Services segment’s financial performance was due to the maturation of many of the Company’s diversification businesses in the U.S., U.K. and Canada.

Net charge-offs of Global Financial Services segment loans increased $20.5 million, or 15%, while average Global Financial Services segment loans for the three months ended September 30, 2004 grew $4.8 billion, or 33%, compared with the same period in the prior year. For the three months ended September 30, 2004 the Global Financial Services segment’s net charge-off rate was 3.26% compared with 3.78% for the same period in the prior year. The decrease was driven primarily by the continued shift to higher credit quality loans and an overall improvement in credit quality.

The 30-plus day delinquency rate for the Global Financial Services segment was 2.65% as of September 30, 2004, down 22 basis points from 2.87% as of September 30, 2003. Global Financial Services delinquencies decreased primarily as a result of the addition of higher credit quality loans to the portfolio and improving economic conditions.

In September 2004, the Company sold its interest in a South African joint venture with a net book value of $3.9 million to its joint venture partner. The Company received $26.2 million in cash, was forgiven $9.2 million in liabilities and recognized a pre-tax gain of $31.5 million. The gain was recorded in non-interest income, all of which was allocated to the Global Financial Services segment.

Funding

The Company has established access to a variety of funding alternatives in addition to securitization of its consumer loans. Table 10 illustrates the Company’s unsecured funding sources and its collateralized revolving credit facility.

TABLE 10 - FUNDING AVAILABILITY AS OF SEPTEMBER 30, 2004

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)(5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$4,974	—
Senior Domestic Bank Note Program(3)	4/97	—	$232	—
Credit Facility	6/04	$750	—	6/07
Collateralized Revolving Credit Facility	—	$3,590	$760	—
Corporation shelf registration	7/02	$1,948	N/A	—

(1)	All funding sources are non-revolving except for the Credit Facility and the Collateralized Revolving Credit Facility. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.

(2)	The notes issued under the Global Senior and Subordinated Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in April 2004.

(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.

(4)	Maturity date refers to the date the facility terminates, where applicable.

(5)	Availability does not include unused conduit capacity related to securitization structures of $9.8 billion at September 30, 2004.

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $5.0 billion outstanding at September 30, 2004. Under the Senior and Subordinated Global Bank Note Program, the Bank issued $500.0 million of five-year 5.00% fixed rate bank notes in June 2004 and $500.0 million of ten-year 5.125% fixed rate bank notes in February 2004. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through an $8.0 billion Senior Domestic Bank Note Program, of which $231.5 million was outstanding at September 30, 2004. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

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

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Collateralized Revolving Credit Facility”). As of September 30, 2004, the Collateralized Revolving Credit Facility had the capacity to issue up to $4.4 billion in secured notes. The Collateralized Revolving Credit Facility has multiple participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of September 30, 2004, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its IBS capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of September 30, 2004, the Company had $25.4 billion in interest-bearing deposits of which $12.6 billion represented large denomination certificates of $100 thousand or more, with original maturities up to ten years.

Table 11 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of September 30, 2004.

TABLE 11 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	September 30, 2004
(Dollars in thousands)	Balance	Percent
Three months or less	$1,101,175	8.71%
Over 3 through 6 months	1,041,929	8.24
Over 6 through 12 months	2,221,291	17.56
Over 12 months through 10 years	8,282,518	65.49

Total	$12,646,913	100.00%

Supervision and Regulation

On July 6, 2004, the Board of Governors of the Federal Reserve System approved the Corporation’s application pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842(a)(1)) to become a bank holding company (“BHC”) as a result of the Bank’s proposal to amend its Virginia charter to remove existing restrictions on its activities and thereby permit the Bank to engage in the full range of lending, deposit-taking and other activities permissible under Virginia and federal banking laws and regulations. On October 1, 2004, the Corporation registered as a BHC with the Federal Reserve Bank of Richmond and became subject to the requirements of the BHC Act, including limiting its nonbanking activities to those that are permissible for a BHC. Such activities include those that are so closely related to banking as to be incidental thereto. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. The Corporation does not engage in any significant activities impermissible for a BHC and therefore, does not anticipate a significant change in its activities as a result of this change in legal structure. The Corporation made this change to create a more efficient corporate structure and rationalize its funding base.

Enterprise Risk Management

Risk is an inherent part of the Company’s business and activities. The Company has an ongoing Enterprise Risk Management (“ERM”) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program operates at all levels in the Company: first, at the most senior levels with the Board of Directors and senior management committees that oversee risk and risk management practices; second, in the centralized departments headed by the Chief Enterprise Risk Officer and the Chief Credit Officer that establish risk management methodologies, processes and standards; and third, in the individual business areas throughout the Company which own the management of risk and perform ongoing identification, assessment and response to risks. The Company’s Corporate Audit Services department also assesses risk and the related quality of internal controls and quality of risk management through its audit activities. To facilitate the effective management of risk, the Company utilizes a risk management and control framework that includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation and compliance. For additional information on the Company’s ERM program, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Part I, Item 1, “Enterprise Risk Management”.

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

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” As of September 30, 2004, there were no conditions or events since these notifications that management believes would have changed either the Bank or the Savings Bank’s capital category.

TABLE 12 - REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well-Capitalized” Under Prompt Corrective Action Provisions
September 30, 2004
Capital One Bank
Tier 1 Capital	14.91%	12.05%	4.00%	6.00%
Total Capital	18.99	15.55	8.00	10.00
Tier 1 Leverage	12.18	12.18	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	15.71%	13.03%	4.00%	6.00%
Total Capital	17.01	14.31	8.00	10.00
Tier 1 Leverage	14.25	14.25	4.00	5.00
September 30, 2003
Capital One Bank
Tier 1 Capital	13.85%	10.97%	4.00%	6.00%
Total Capital	18.21	14.63	8.00	10.00
Tier 1 Leverage	13.60	13.60	4.00	5.00
Capital One, F.S.B.
Tier 1 Capital	14.86%	11.40%	4.00%	6.00%
Total Capital	16.18	12.69	8.00	10.00
Tier 1 Leverage	13.87	13.87	4.00	5.00

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (“Subprime Guidelines”) issued by the four federal banking agencies and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceeds the requirements for a “well-capitalized” institution as of September 30, 2004.

For purposes of the Subprime Guidelines, the Company has treated as “subprime” all loans in the Bank’s and the Savings Bank’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of September 30, 2004, approximately $4.7 billion, or 17.1%, of the Bank’s, and $2.3 billion, or 16.2%, of the Savings Bank’s, on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

The Company currently expects to operate each of the Bank and Savings Bank in the future with a total risk-based capital ratio of at least 12%. The Corporation has a number of alternatives available to meet any additional regulatory capital needs of the Bank and the Savings Bank, including substantial liquidity held at the Corporation and available for contribution.

Additionally, federal banking law limits the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of September 30, 2004, retained earnings of the Bank and the Savings Bank of $893.9 million and $647.5 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators. The Savings Bank, however, is required to give the OTS at least 30 days advance notice of any proposed dividend and the OTS, in its discretion, may object to such dividend.

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

Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2004 and 2005, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward looking, and therefore actual results could differ materially. Factors that could materially influence results are set forth throughout this section and below, under, “Risk Factors.”

Earnings Goals

The Company expects fully diluted earnings per share results of between $6.10 and $6.40 in 2004, which represents an increase of between 26% and 32% growth over its earnings of $4.85 per share (fully diluted) in 2003.

The Company’s 2004 earnings per share estimate is based on its expectations for continued strong earnings in its U.S. Card segment and increasing earnings contributions from its Auto Finance and Global Financial Services segments. The Company anticipates its percentage of managed loan growth rate in 2004 to be in the 10-13 percent range, with a bias towards lower loss assets and a higher growth rate in its diversification businesses than in its U.S. Card business.

For 2005, the company expects fully diluted earnings per share results of between $6.60 and $7.00. The Company anticipates its percentage of managed loan growth rate in 2005 to be in the 12-15 percent range, again with a bias towards lower loss assets and a higher growth rate in its diversification businesses than in its U.S. Card business.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affects fees, charge-offs and provision expense) and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2004 and 2005 earnings are the portion of its loan portfolio it holds in lower loss assets, the competitive environment, changes in consumer payment behavior, the competitive, legal and regulatory environment and the level of investments in its diversification businesses.

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

Managed Revenue Margin

The Company expects its managed revenue margin (defined as managed net interest income plus managed non-interest income divided by managed average earning assets) to be modestly lower over time as a result of the Company’s diversification efforts and expected continued bias in its loan portfolio towards lower loss assets. As discussed more fully below, these lower loss assets typically have higher average balances than the loans in the Company’s current portfolio. As a result, the Company expects its charge-offs, operating expenses and marketing expenses to be lower in 2004 and 2005 than in 2003 when measured as a percentage of average managed loans outstanding.

Marketing Investment

The Company expects its marketing expense, including brand investment, in the fourth quarter of 2004 to be significantly above the third quarter 2004 levels. Further, total 2004 marketing expense is expected to be higher than in 2003, subject to opportunities it perceives in the competitive market. The Company expects 2005 marketing spend to be similar to 2004. The Company believes the branded franchise that it is building strengthens and enables its IBS and mass customization strategies across product lines. The Company cautions, however, that an increase or decrease in marketing expense, including brand, does not necessarily correlate to a comparable increase or decrease in outstanding balances or accounts due to, among other factors, the long-term nature of brand building, customer attrition and utilization patterns, and shifts over time in targeting consumers and/or products that have varying marketing acquisition costs.

The Company expects to vary its marketing across its various products depending on the competitive dynamics of the various markets in which it participates. The Company may also have to react to possible substantial increases in brand investment by other companies in the industry. The Company expects to adjust its marketing allocations from time to time to target specific product lines that it believes offer attractive response rates and opportunities.

Due to the nature of competitive market dynamics and therefore the limited periods of opportunity identified by the Company’s testing processes, marketing expenditures may fluctuate significantly from quarter to quarter. However, the Company expects its bias toward lower loss assets will lead to a gradual decline through 2004 and 2005 in its marketing costs as a percentage of average managed loans, despite the Company’s expectation that absolute marketing costs will increase in 2004.

Operating Cost Trends

The Company measures operating efficiency using a variety of metrics which vary by specific department or business unit. Nevertheless, the Company believes that overall annual operating costs as a percentage of managed loans (defined as all non-interest expense less marketing, divided by average managed loans) is an appropriate gauge of the operating efficiency of the enterprise as a whole. As the Company continues its bias towards lower loss assets and more diversified businesses, the Company expects operating costs as a percentage of its average managed loans to decline over time as a result of efficiency gains related to, among other things, servicing higher balance, higher credit quality accounts. In addition, the Company expects additional severance and facilities closing charges of between $30 million and $50 million to be taken in the fourth quarter of 2004.

Loan Growth

The Company expects managed loans to grow at a percentage rate in the 10-13 percent range in 2004. The Company anticipates its percentage of managed loan growth rate in 2005 to be in the 12-15 percent range, again with a bias towards lower loss assets and a higher growth rate in its diversification businesses than in its U.S. Card business.

Delinquencies and Charge-offs

The Company’s charge-off rate improved during the third quarter of 2004 due to its ongoing bias towards lower loss assets and improving economic conditions. The Company expects its charge-off rate to move upwards somewhat in the fourth quarter due to seasonality. However, we expect the charge-off rate to remain in 4% to 4.5% range in the fourth quarter of 2004 and into 2005, with seasonal variations.

The Company’s delinquency rate increased modestly during the third quarter of 2004. This increase is primarily due to seasonal factors. Generally, fluctuations in delinquency levels can have several effects, including changes in the amounts of past due and over-limit fees assessed (lower delinquencies typically cause lower assessments), changes to the non-accrued amounts for finance charges and fees (lower delinquencies typically decrease non-accrued amounts), increased or decreased collections expenses, and/or changes in the allowance for loan losses and the associated provision expenses. The Company’s allowance for loan losses in a given period is a function of expected future charge-offs, the delinquency status of those loans and other factors, such as the Company’s assessment of general economic conditions and the amount of outstanding loans added to the reported balance sheet during the period.

The Company expects to significantly build its allowance for loan losses significantly in the fourth quarter of 2004. The outlook is based on current and expected charge-off and delinquency rates, as well as expected on balance sheet loan growth, an on-going bias towards lower loss assets, and on a continuation of current economic conditions. This outlook is sensitive to general economic conditions, employment trends, and bankruptcy trends, in addition to the Company’s reported loans.

Return on Managed Assets

The Company expects that its return on managed assets will be around 1.7% for the full year of 2004. In the fourth quarter, the Company expects its return on managed assets to be in the 0.7-1.0 percent range. Additionally, the Company is expecting a return on managed assets of 1.7% in 2005; however, the Company is expecting that this metric will vary quarter-to-quarter.

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

U.S. Card Segment Outlook

The Company’s U.S. Card segment consisted of $46.1 billion of U.S. consumer credit card receivables as of September 30, 2004. The Company’s strategy for its U.S. Card segment is to offer compelling, attractively priced, and/or value-added products to its customers. The Company expects balanced growth across various credit risk segments of its credit card portfolio.

Increases in industry mail volumes in recent years have resulted in an intensely competitive environment for credit card products. Additionally, the increase in other consumer loan products, such as home equity loans, has put added pressure on growth throughout the credit card industry. Despite these pressures, the Company continues to believe that its capabilities will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements.

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

Auto Finance Segment Outlook

This segment consisted of $9.7 billion of U.S. auto receivables as of September 30, 2004, marketed across the credit spectrum, via direct and indirect marketing channels. The Company expects to increase its auto loan portfolio more quickly in prime and direct marketed products than through other products or channels in 2004 and 2005. The Company sold $252.8 million of automobile receivables in the third quarter of 2004. The Company expects to sell fewer auto finance receivables in the fourth quarter of 2004.

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

In September of 2004, the Company announced its intention to acquire Onyx Acceptance Corporation, an auto finance provider through auto dealers. This acquisition will provide expanded growth opportunities by enhancing the Company’s product line, especially among prime borrowers. The acquisition is expected to close early in the first quarter of 2005. The transaction, including the associated restructuring charges, is not expected to have a material effect on Capital’s earnings in 2005.

The Company expects that in 2004 and 2005 the Auto Finance segment will continue to grow loan balances at a faster pace than the U.S. Card Segment.

Global Financial Services Segment Outlook

This segment primarily consisted of $19.6 billion of installment loans and small business receivables originated within the U.S. and credit card receivables and installment loans originated outside of the U.S., primarily in the U.K. and Canada, as of September 30, 2004.

In the third quarter of 2004, the Company made a decision to divest itself of its South African business. The sale of the business generated a $31.5 million pre-tax gain, reflected in the Global Financial Services segment.

In October of 2004, the Company sold its French loan portfolio. The sale of this business is expected to generate an estimated $43 million pre-tax gain, to be taken in the fourth quarter of 2004.

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

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business. Second, we desire to continue to build and grow our automobile finance business. Third, we hope to continue to diversify our business, both geographically and in product mix, by growing our lending business, including credit cards, internationally, principally in the United Kingdom and Canada, and by identifying, pursuing and expanding new business opportunities, such as installment lending and small business lending. Our ability to grow is driven by the success of our fundamental business plan and our revenue may be adversely affected by our continuing bias toward lower loss assets (because of the potentially lower margins on such accounts), the level of our investments in new businesses or regions and our ability to successfully apply IBS to new businesses. This risk has many components, including:

•	Customer and Account Growth. Our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Competition. As explained in more detail below, we face intense competition from many other providers of credit cards and other consumer financial products and services. The competition affects not only our existing businesses, but also our ability to grow these businesses, to develop new opportunities, and to make new acquisitions. As we continue to have a bias toward lower loss assets in our portfolio and to diversify beyond U.S. consumer credit cards, pricing competition, in particular, may make such growth and diversification difficult or financially impractical to achieve. See “We Face Intense Competition in All of Our Markets” below.

•	Diversification Risk. An important element of our strategy is our effort to diversify beyond our U.S. Credit Card portfolio. Our ability to successfully diversify is impacted by a number of factors, including: identifying appropriate acquisition targets, executing on acquisition transactions, developing strategies to grow our existing diversification business, and the Company’s financial ability to undertake these diversification activities. In addition, part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards. We also compete with providers of other types of financial services and consumer loans such as home equity lines and other mortgage related products that offer consumers debt consolidation that may be attractive during a period of increasing home values and lower interest rates. We face similar competitive markets in our auto financing, small business lending and installment loan activities as well as in our international markets. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. In addition, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry, including in the credit card business. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Other credit card companies may compete with us for customers by offering lower interest rates and fees and/or higher credit limits. Because customers generally choose credit card issuers (or alternative sources of financing) based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. We may lose entire accounts, or may lose account balances, to competing financial institutions, or find it more costly to maintain our existing customer base. Our auto financing and installment products also face intense competition on the basis of price. Customer attrition from any or all of our products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. We expect that competition will continue to grow more intense with respect to most of our products, including the products we offer internationally.

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

Reputational Risk and Social Factors May Impact our Results

Our ability to originate and maintain accounts is highly dependent upon consumer perceptions of our financial health and business practices. To this end, we carefully monitor internal and external developments for areas of potential reputational risk and have established a Corporate Reputation Committee, a committee of senior management, to assist in evaluating such risks in our business practices and decisions. We have also aggressively pursued a campaign to enhance our brand image and awareness in recent years. Adverse developments in our brand campaign or in any of the areas described above, however, could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. In addition, adverse developments with respect to the consumer perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. Adverse impacts on our reputation may also create difficulties with our regulators.

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

The securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances, is one of our major sources of funding. The consumer asset-backed securitization market in the United States currently exceeds $1.5 trillion, with approximately $298.0 billion issued in 2004. As of September 30, 2004, we had $46.8 billion of securitization funding outstanding, comprising 56% of our total managed liabilities. Despite the size and relative stability of these markets and our position as a leading issuer, if these markets experience difficulties we may be unable to securitize our loan receivables or to do so at favorable pricing levels. Factors affecting our ability to securitize our loan receivables or to do so at favorable pricing levels include, in addition to the above factors, the overall credit quality of our securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. If we were unable to continue to securitize our loan receivables at current levels, we would use our investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet our other liquidity needs. The resulting change in our current liquidity sources could potentially subject us to certain risks. These risks would include an increase in our cost of funds, an increase in the reserve for possible credit losses and the provision for possible credit losses as more loans would remain on our consolidated balance sheet, and lower loan growth, if we were unable to find alternative and cost-effective funding sources. Also, if we could not continue to remove the loan receivables from the balance sheet we would possibly need to raise additional capital to support loan and asset growth and potentially provide additional credit enhancement.

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

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Standard & Poors recently updated its rating of the Company from BBB- to BBB. Currently, all three ratings agencies rate the unsecured senior debt of the Bank and the Corporation as investment grade. The following chart shows ratings for Capital One Financial Corporation and Capital One Bank as of September 30, 2004. As of that date, the ratings outlooks were as follows:

	Standard & Poor’s	Moody’s	Fitch
Capital One Financial Corporation	BBB	Baa3	BBB
Capital One Financial Corporation - Outlook	Stable	Stable	Stable
Capital One Bank	BBB	Baa2	BBB+
Capital One Bank - Outlook	Stable	Stable	Stable

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

We Face Risk Related to the Strength of our Operational and Organizational Infrastructure

Our ability to grow is also dependent on our ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit management and operations personnel with the experience to run an increasingly complex business. Similar to other large corporations, operational risk can manifest itself at Capital One in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside the Company and exposure to external events. In addition, we outsource some of our operational functions to third parties; these third parties may experience similar errors or disruptions that could adversely impact us and over which we may have limited control. As we increase the amount of our operational infrastructure that we outsource to third parties, we increase our exposure to this risk. We are also subject to business interruptions arising from events either partially or completely beyond our control such as disruption in the U.S. Postal Service that could adversely impact our response rates and consumer payments. Failure to build and maintain the necessary operational infrastructure can lead to risk of loss of service to customers, legal actions or noncompliance with applicable laws or regulatory standards. In addition, to the extent we experience failures in our ability to build necessary infrastructure, we may experience financial losses related to the write-downs of infrastructure assets. Although we have devoted and will continue to devote resources to building and maintaining our operational infrastructure, including our system of internal control, there can be no assurance that we will not suffer losses from operational risks in the future.

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

Finally, we face possible risks from the outcomes of certain industry litigation. Over the past several years, MasterCard and Visa, as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa. In 1998, the United States Department of Justice filed an antitrust lawsuit against the associations, alleging that the associations had engaged in unfair practices by not allowing member banks to issue cards from competing brands (such as American Express and Discover). In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Second Court of Appeals affirmed the district court and on October 4, 2004, the United States Supreme Court denied certiorari in the case. Immediately following the Supreme Court’s decision, Discover Financial Services filed a lawsuit against the associations under federal antitrust law, alleging that the associations engaged in anticompetitive business practices aimed at monopolizing the bank card market and they have requested civil monetary damages, which could be trebled.

In addition, several merchants have filed class action suits, which have been consolidated, against the associations under federal antitrust law relating to certain debit card products. In April 2003, the associations agreed to settle the suit in exchange for payments to plaintiffs by MasterCard of $1 billion and Visa of $2 billion, both over a ten-year period, and for changes in policies and interchange rates for debit cards. Certain merchant plaintiffs have opted out of the settlements and have commenced separate suits. Additionally, consumer class action suits with claims mirroring the merchants’ allegation have been filed in several courts. Finally, the associations, as well as member banks, continue to face additional lawsuits regarding policies, practices, products and fees.

We are not parties to the suits described above and therefore will not be directly liable for any amount related to any possible or known settlements the suits, the suits filed by merchants who have opted out of the settlements of those suits or the class action suits pending in the state courts. However, we are a member bank of Mastercard and Visa and thus may be affected by settlements or suits relating to these issues. In addition, it is possible that the scope of these suits may expand and that other member banks, including Capital One, may be brought into the suits or future suits. Given the complexity of the issues raised by these suits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgment against the associations, (iii) the likelihood and the amount and validity of any claim against the associations’ member banks, including Capital One, and (iv) the effects of these suits, in turn, on competition in the industry, member banks, and interchange and association fees, we cannot determine at this time the long-term effects of these suits on us.

Fluctuations in Our Expenses and Other Costs May Hurt Our Financial Results

Our expenses and other costs, such as human resources and marketing expenses, directly affect our earnings results. Many factors can influence the amount of our expenses, as well as how quickly they grow. For example, further increases in postal rates or termination of our negotiated service arrangement with the United States Postal Service could raise our costs for postal service, which is a significant component of our expenses for marketing and for servicing our 47.2 million accounts as of September 30, 2004. As our business develops, changes or expands, additional expenses can arise from asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the nine month period ended September 30, 2004.

Item 4.	Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of September 30, 2004 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

Part II Other Information

Item 1.	Legal Proceedings

The information required by Item 1 is included in Part 1 of this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note I – Commitments and Contingencies.”

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1-31, 2004	2,195	$68.33	N/A	N/A
August 1-31, 2004	24,819	$68.47	N/A	N/A
September 1-30, 2004	25,892	$72.36	N/A	N/A
Total	52,906	$70.37	N/A	N/A

(1)	Shares purchased represent share swaps made in connection with stock option exercises.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Restricted Stock Unit Award Agreement, dated May 17, 2004, by and between Capital One Financial Corporation and Richard D. Fairbank.

10.2	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors.

10.3	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors.

31.1	Certification of Richard D. Fairbank

31.2	Certification of Gary L. Perlin

32.1	Certification* of Richard D. Fairbank

32.2	Certification* of Gary L. Perlin

(b)	Reports on Form 8-K:

On July 21, 2004, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — June 2004, for the month ended June 30, 2004.

On July 21, 2004, the Company furnished under Item 5 – “Other Events” and filed under Item 7 – “Financial Statements, Proforma Financial Information and Exhibits” and Item 12 – “Results of Operations and Financial Condition” of Form 8-K on Exhibit 99.1, a copy of its earnings press release for the second quarter of 2004 that was issued July 21, 2004. Additionally, the Company furnished the information in Exhibit 99.2, Second Quarter Earnings Presentation for the quarter ended June 30, 2004 and the information in Exhibit 99.3, its press release, dated July 21, 2004.

On August 11, 2004, the Company furnished under Item 9 – “Regulation FD Disclosure” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — July 2004, for the month ended July 31, 2004.

On September 10, 2004, the Company furnished under Item 7.01– “Regulation FD Disclosure” and Item 9.01– “Financial Statements and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics — August 2004, for the month ended August 31, 2004.

*	Information in this 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: November 1, 2004	/s/ GARY L. PERLIN
Gary L. Perlin Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer of the Registrant)