Form 10-K
period 2004-12-31
CAPITAL ONE FINANCIAL CORP
filed 2005-03-09
CIK 927628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the transition period from                          to

Commission File No. 1-13300

CAPITAL ONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1719854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1680 Capital One Drive McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 720-1000

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights*	New York Stock Exchange
Upper DECs®**	New York Stock Exchange

*	Attached to each share of Common Stock is a Right to acquire 1/100th of a share of the Registrant’s Cumulative Participating Preferred Stock, par value $.01 per share, which Rights are not presently exercisable.
**	Each Upper DEC consisted of a senior note and a forward purchase contract that requires the holder to purchase shares of common stock of the Corporation on May 17, 2005 or earlier under certain conditions. The senior notes were remarketed on February 14, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒     No   ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on January 31, 2005.

Common Stock, $.01 Par Value: $19,198,980,433*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2005.

Common Stock, $.01 Par Value: 247,182,857 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 28, 2005 are incorporated by reference into Part III.

CAPITAL ONE FINANCIAL CORPORATION

2004 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	B usiness.

Ov erview

Capital One Financial Corporation (the “Corporation”) is a holding company, incorporated in Delaware on July 21, 1994, whose subsidiaries market a variety of consumer financial products and services. In 2004, the Corporation became a bank holding company. The Corporation’s subsidiary, Capital One Bank (the “Bank”), a Virginia state chartered bank, currently offers credit card products and takes retail deposits; the Bank can also, consistent with its charter, engage in a wide variety of lending and other financial activities. Capital One, F.S.B. (the “Savings Bank”), a federally chartered savings bank, offers consumer and commercial lending and consumer deposit products, and Capital One Auto Finance, Inc. (“COAF”) offers automobile and other motor vehicle financing products. Capital One Services, Inc., another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. Unless indicated otherwise, the terms “Company”, “we”, “us”, and “our” refer to the Corporation and its consolidated subsidiaries.

As of December 31, 2004, we had 48.6 million accounts and $79.9 billion in managed consumer loans outstanding. We are among the five largest issuers of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on managed credit card loans outstanding as of December 31, 2004. Important factors underlying the growth of our managed credit card loans and accounts include credit card industry dynamics, including the level of competition, and our business strategies around building, analyzing and applying results derived from large quantities of data to reduce credit risk, mass customize products for consumers and improve operational efficiency. We generally have labeled these strategies our “Information Based Strategy” or “IBS”. With the conversion of the Corporation to a bank holding company and the conversion of the Bank to a full-service bank, the Bank has the ability to engage in a variety of consumer lending and other banking activities.

We offer our products throughout the United States. We also offer our products outside of the United States principally through Capital One Bank (Europe) plc, an indirect subsidiary of the Bank organized and located in the United Kingdom (the “U.K. Bank”), and a branch of the Bank in Canada. Our U.K. Bank has authority to accept deposits and provide credit card and installment loans.

We generally strive to use IBS to differentiate among customers based on credit risk, usage and other characteristics and to match customer characteristics with appropriate product offerings. To do this, we have built, and continue to enhance, sophisticated models and information systems, while employing a well-trained staff and a flexible culture to identify, develop and market credit card or other products and services to satisfy the demands of a competitive and ever changing marketplace. By actively testing a wide variety of product and service features, marketing channels and other aspects of offerings, we design customized solicitations, products and services that are targeted at specific credit customer segments, thereby enhancing response levels and maximizing returns on investment within given underwriting parameters.

We build on information derived from our initial sources with continued integrated testing and model development to improve the quality, performance and profitability of our solicitation and account management initiatives. We use this approach in all areas of our business, including solicitations, account management, credit line management, pricing strategies, usage stimulation, collections, recoveries, and account and balance retention.

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

Business Description

With more than 48.6 million accounts, Capital One is one of the world’s largest financial services franchises. We are a diversified financial services corporation focused primarily on consumer lending. Our principal business segments are domestic credit card lending, automobile and other motor vehicle financing and global financial services. For further discussion of our segments, see pages 45-47 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segments” and pages 68-70 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2”.

U.S. Card Segment. We offer a wide variety of credit card products throughout the United States. We customize our products to appeal to different consumer preferences and needs by combining different product features, including annual percentage rates, fees and credit limits, rewards programs and other special features. We routinely test new products to develop ones that appeal to different and changing consumer preferences. Our customized products include both products offered to a wide range of consumer credit risk profiles, as well as products aimed at special consumer interests. Our pricing strategies are risk-based; lower risk customers may likely be offered products with more favorable pricing and we expect these products to yield lower delinquencies and credit losses. On products offered to higher risk customers, however, we are likely to experience higher delinquencies and losses, and we price these products accordingly.

Auto Finance Segment. We also apply IBS to our auto finance business. Through COAF, we purchase retail installment contracts, secured by automobiles or other motor vehicles, through dealer networks throughout the United States. Additionally, we utilize direct marketing to offer automobile financing directly to consumers. Our direct marketed products include financing for the purchase of new and used vehicles, as well as refinancing of existing motor vehicle loans. In October 2001, we acquired PeopleFirst Inc., the nation’s largest online provider of direct motor vehicle loans. In January 2005, we acquired Onyx Acceptance Corporation, an auto finance company that provides financing to franchised and select independent dealerships throughout the United States. Similar to our credit card strategy, we customize product features, such as interest rate, loan amount, and loan terms, enabling us to lend to customers with a wide range of credit profiles.

Global Financial Services Segment. Our Global Financial Services (“GFS”) segment includes a variety of diverse products for consumers in the United States and internationally. Domestically, GFS manages installment lending, healthcare financing (through Amerifee Corporation, which we acquired in May 2001), and small business lending activities. In addition, in 2004, the Company entered into a definitive agreement to acquire a mortgage lending business, eSmartloan and an insurance brokerage business, InsLogic. Both acquisitions closed in early 2005. We have, and may in the future achieve further diversification through acquisition, organic growth or both. GFS also includes our international businesses, where we are using methodologies and approaches we have learned in our U.S. credit card and other consumer lending businesses in new geographies. Internationally, we are currently operating primarily in the United Kingdom and Canada. In 2004, we continued to grow in the number of accounts and loan balances in our international lending business, with most of our growth coming from the United Kingdom. The Company also completed its acquisition of Hfs Group, a home equity broker in the United Kingdom, in January 2005.

Recent Developments—Pending Acquisition of Hibernia Corporation

On March 6, 2005, we entered into an Agreement and Plan of Merger with Hibernia Corporation (“Hibernia”), a financial holding company that provides a wide array of financial products and services through its bank and non-bank subsidiaries, including a full range of deposit products, small business, commercial, mortgage and private and international banking, trust and investment management, brokerage, investment banking and insurance. Under the merger agreement. Hibernia would merge with and into the Company, and we would continue as the surviving corporation.

Subject to the terms and conditions of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, each share of Hibernia common stock will have the right, subject to proration, to elect to receive cash or the Company’s common stock, in either case having a value equal to $15.35 plus the value at closing of 0.2261 of a share of the Company’s common stock. Based on the Company’s closing NYSE stock price of $78.08 on March 4, 2005, the transaction is valued at $33.00 per Hibernia share, for a total transaction value of approximately $5.3 billion. Hibernia stock options will be converted into options on shares of the Company’s common stock in connection with the closing, if not exercised before that time. Each outstanding Hibernia restricted share will be converted into the right to receive the per share merger consideration (with the same terms as the Hibernia restricted shares, including transfer restrictions) elected by the holder of the Hibernia restricted share, subject to proration. Additionally, the Company shall be required to appoint the Chairman of the Board of Directors of Hibernia to the Company’s Board of Directors, for a term expiring at the Company’s 2006 Annual Meeting.

The merger is subject to certain conditions, including approval by Hibernia stockholders, receipt of regulatory approvals, the delivery of customary opinions from counsel to the Company and counsel to Hibernia that the merger will qualify as a tax-free reorganization for federal income tax purposes and other customary closing conditions.

This report on Form 10-K discusses the Company’s business as of the end of fiscal 2004 and before giving effect to the proposed merger.

Geograp hic Diversity

Loan portfolio concentration within a specific geographic region may be regarded differently based upon the current and expected credit characteristics and performance of the portfolio. Our consumer loan portfolio is geographically diverse. See page 92 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 20” of this form.

Enterprise Risk Management

Risk is an inherent part of the Company’s business and activities. The Company has an Enterprise Risk Management (ERM) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program has three components. First, the Board of Directors and senior management committees oversee risk and risk management practices. Second, the centralized departments headed by the Chief Enterprise Risk Officer and the Chief Credit Officer establish risk management methodologies, processes and standards. Third, the individual business areas throughout the Company are responsible for managing risk in their businesses and performing ongoing identification, assessment and response to risks. The Company’s ERM framework includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation, and compliance.

Board and Senior Management Oversight

The Company utilizes a series of Board and senior management committees to oversee the management of risk. The Audit and Risk Committee of the Board of Directors oversees the Company’s accounting, financial reporting, internal controls and risk assessment and management processes. The Audit and Risk Committee also reviews periodic reporting on significant Company risks and mitigation activities and the compliance with corporate risk policies, while the Board Finance Committee oversees liquidity and market risk. The Executive Committee, a committee of senior management chaired by the Chief Executive Officer, provides guidance to senior executives regarding strategic risk and provides an integrated view of risk through reports by the Company’s other senior management committees:

•	Enterprise Risk Management Committee—provides advice and counsel to the Chief Enterprise Risk Officer and other executives on enterprise risk management governance, process, methodologies and reporting, with a primary focus on operational and compliance risk.

•	Corporate Reputation Committee—provides advice and counsel to the Executive Vice President responsible for corporate reputation and governance and other executives in examining legitimate business needs, standard industry practices and general corporate ethics in accordance with the Company’s vision and strategy with respect to its reputation with internal and external stakeholders, including its associates, investors and customers.

•	Corporate Infrastructure Committee—provides advice and counsel to the President, U.S. Card and other executives on infrastructure matters such as people management, operations, facilities, suppliers and technology.

•	Credit Policy Committee—provides advice and counsel to the Chief Credit Officer and other executives on credit policy decisions; approves certain credit policies; reviews data pertaining to the credit control environment, including Board approved risk tolerances; reviews regulatory, audit and credit review findings; assesses the adequacy of corrective actions; and provides direction on credit risk management.

•	Asset and Liability Management Committee—provides advice and counsel to the Chief Financial Officer and other executives on the acquisition and deployment of funds, off-balance sheet activities related to the management of interest rate risk, and trading activities.

Integrity, Ethical Values and Risk Management Culture

The Company maintains its risk management culture through various mechanisms designed to bring the consideration of risk into daily decision making. The Company has a corporate Code of Business Conduct and Ethics, available on the Corporate Governance page of its website at www.capitalone.com/about, under which each associate is obligated to behave with integrity in dealing with customers and business partners and to comply with applicable laws and regulations. The Company also has a corporate values training program and an associate performance management process that emphasize achieving business results while maintaining integrity and sound business management. The Company’s risk management culture is also encouraged through frequent direction and communications from the Board of Directors, senior leadership, corporate and departmental risk management policies, risk management and compliance training programs and on-going risk assessment activities in the business.

Organizational Structure

The Company’s organizational structure supports consideration of risk in decision making. The corporate ERM department designs and facilitates the implementation in the business of methodologies to identify and assess risk, analyze and aggregate risk and mitigation reporting and to evaluate and enhance the risk management culture. For significant risks reported to the senior management committees and the Board, specific executives are designated as accountable for the management and monitoring of each such risk. Across the Company, individual business areas utilize Business Risk Offices staffed by associates from the business who oversee implementation of methodologies and tools for risk identification, assessment and reporting. The Company’s Corporate Audit Services department also assesses risk and the related quality of internal controls and risk management through its audit activities.

Risk Identification, Assessment and Response

The Company utilizes a corporate methodology for the management of risk across the individual business areas. Key risk exposures are identified by each business area and assessed according to potential likelihood and impact, as well as, the quality of the related controls. If appropriate, mitigation plans are developed for risks and the business tracks progress against the plans. Individual business units are required to conduct self assessments across each of the eight risk categories at least annually.

Monitoring and Reporting

The Company monitors its key risks, mitigation plans and its risk management capability through a system of on-going measurement and reporting to business area management, the Chief Enterprise Risk Officer, senior management committees and the Board and its committees. Additionally, Corporate Audit Services performs separate evaluations of the system of internal control and risk management capability. Corporate Audit Services reports on the scope and results of its work to the Audit and Risk Committee of the Board of Directors.

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

The Company’s Chief Credit Officer is charged with overall management of credit risk. The goal is to provide strong central oversight of credit policy and programs while maintaining the ability of operating units to respond flexibly to changing market and competitive conditions. The Company’s Chief Credit Officer manages a corporate Credit Risk Management staff and chairs the Credit Policy Committee, a committee of senior management. The Credit Policy Committee oversees and approves corporate credit policy and credit performance. Its members include the Chief Credit Officer, the Chief Enterprise Risk Officer and the Presidents of the Company’s three operating divisions. The Chief Credit Officer and his staff review and approve all large scale new credit programs. Smaller credit programs are approved by Senior Credit Officers appointed by the Credit Policy Committee and supervised by the Chief Credit Officer and his staff. All credit programs must also be approved by the appropriate operating executives. These organizational structures are designed so that each of the Company’s business units applies standardized practices in measuring and managing credit risk, and that all relevant factors, such as credit outlook, profitability, and the competitive, economic, and regulatory environment, are considered in making credit decisions.

The Board of Directors has established policies that limit the level and composition of risk in the total lending portfolio. The Company’s Credit Policy Committee has established policies that govern credit administration and individual lending decisions. The centralized Credit Risk Management group monitors overall composition and quality of the credit portfolio.

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

Most of the Company’s credit strategies rely heavily on the use of sophisticated proprietary scoring models. These models consider many variables, including credit scores developed by nationally recognized scoring firms. The models are validated, monitored and maintained in accordance with detailed policies and procedures to help maintain their continued validity. The Company’s Chief Scoring Officer, a member of the Chief Credit Officer’s staff, oversees the development and implementation of key statistical models.

Liquidity Risk Management

Liquidity risk refers to exposures generated from the use and availability of various funding sources to meet its current and future operating needs. The management of liquidity risk is overseen by the Chief Financial Officer with the advice and guidance from the Asset and Liability Management Committee and its sub-committee on funding chaired by the Treasurer. The Company currently manages and mitigates its liquidity risk through the use of a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. See page 49 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management” for additional information.

Market Risk Management

Market risk refers to exposures generated from changes in interest rates and foreign currency exchange rates. The management of market risk is overseen by the Chief Financial Officer with the advice and guidance from the Asset and Liability Management Committee and its sub-committee on risk management chaired by the Vice President of Global Planning. The Company currently manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity and repricing characteristics of various balance sheet categories and by entering into interest rate swaps. The Company currently manages and mitigates its exposure to foreign currency exchange risk by entering into hedges for all material foreign currency denominated transactions. See page 51 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” for additional information.

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

The key governance forum for operational risk is the ERM Committee, described above. The Committee reviews significant operational risks from business unit self assessments, progress against mitigation plans and analyses of the Company’s operational loss event experience. In addition, key risk management initiatives and programs are reviewed by the Committee. Operational risk information is also shared with the Executive Committee and the Audit and Risk Committee of the Board of Directors. Corporate Audit Services also assesses operational risk and the related quality of internal controls and quality of risk management through its audit activities.

The operational risk management group of the ERM department is responsible for building and implementing methodologies and supporting technology to assist business areas in the management of operational risk, as well as aggregating, quantifying, analyzing and reporting the results. The individual business areas utilize Business Risk Offices staffed by associates who are trained in operational loss event collection, operational risk assessment and mitigation planning and reporting.

The key tools used in operational risk management are a risk self assessment process, an operational loss event database and economic capital quantification. Key risk exposures are identified by each business area and evaluated according to potential impact and likelihood, as well as the quality of the related controls. If appropriate, mitigation plans are developed for certain identified risks and progress is tracked against the plans. Business units are required to conduct self assessments at least annually. This data is combined with scenario analyses to quantify economic capital for operational risk. The capital methodology is intended to create incentives for business areas to improve their control environments.

There are many specialized activities designed to mitigate key operational risks facing the Company. These include a dedicated fraud management department, programs for third party supplier risk management, information security and business continuity planning, development and maintenance of required policies and procedures, and decision model analysis.

Legal Risk Management

Legal risk represents the risk of loss related to (i) new and changed laws and regulations, (ii) interpretations of law, (iii) the Company’s legal entity structure and (iv) the drafting of contracts. The management of legal risk, domestically and internationally, is overseen by the Company’s General Counsel. Due to the Company’s significant reliance on certain contractual relationships, including with its funding providers, as well as its evolving corporate structure and heavily regulated industry, the Company faces significant levels of legal risk. The Company also faces risk of loss from litigation, which is primarily managed by the Company’s legal department.

Strategic Risk Management

Strategic risk is the risk to earnings or capital from operating the Company in a competitive environment. The Executive Committee, described above, is the principal management forum for discussion of strategic risk. The Company assesses strategic risk in its annual planning process, which includes both a top-down process set by the Board of Directors and a bottom-up process led by business lines. The Company also performs quarterly business reviews for the Executive Committee to compare business performance and risk assessments to plan. Consideration of strategic risk is also a vital component of due diligence when evaluating acquisitions or new products, ventures or markets.

Reputation Risk Management

Reputation risk represents the risk to earnings or capital arising from negative public or associate opinion. The management of reputation risk is overseen by the Executive Vice President of Corporate Reputation and Governance with the advice and guidance of the Corporate Reputation Committee, a committee of senior management. The Company currently utilizes qualitative criteria to assess reputation risk. Several measures, both internal and external, are considered to gauge changes to the Company’s reputation and overall reputation risk and include brand market research, customer studies, internal operational loss event data and external measures.

Compliance Risk Management

Compliance risk is the risk of non-conformance to laws, rules and regulations. The management of compliance risk is overseen by the Chief Enterprise Risk Officer with the advice and guidance of the ERM Committee and its sub-committee on compliance risk, chaired by the Chief Compliance Officer. The corporate compliance organization, a part of the ERM department, provides the business areas with consulting, training and assistance in the implementation of business processes to ensure compliance with applicable laws and regulations. The business areas assess compliance risk through the Company’s enterprise risk self assessment process and conduct monitoring and remediation activities for which the compliance organization establishes standards.

Technology / Systems

We leverage information technology to achieve our business objectives and to develop and deliver products and services that satisfy our customers’ needs. A key part of our strategic focus is the development of efficient, flexible computer and operational systems to support complex marketing and account management strategies and the development of new and diversified products. We believe that the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or obtain systems, processes and competencies to meet our unique business requirements. As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. Over time, we have increasingly relied on third party outsourcers to help us deliver systems and operational infrastructure.

Funding a nd Liquidity

A discussion of our funding programs and liquidity has been included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding” on pages 47-51.

Competi tion

Each of our credit card and other financial products is marketed to specific consumer populations across the credit spectrum. The terms of each product are actively managed to achieve a balance between risk and expected performance. For example, credit card product terms typically include the ability to reprice individual accounts upwards or downwards based on the customer’s payment and other performance. In addition, since 1998, we have marketed low non-introductory rate cards to consumers with low-risk and established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited our customers with these and other interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on our pricing and general product feature strategies.

As a marketer of credit card and other financial products, we face intense competition in all aspects of our business from numerous bank and non-bank providers of financial services. Many of these companies are substantially larger and have more resources than we do. In addition, our industry has experienced substantial consolidation and may continue to do so; this consolidation continues to create competitors who are larger and have more resources than we do. In addition, such consolidated and/or larger competitors may have a more diversified product and customer base, operational efficiencies and more versatile technology platforms than we do. Consolidation has, and may continue, to increase competitive pressures on both us and other companies in our industry.

We compete with international, national, regional and local issuers of Visa® and MasterCard® credit cards. In addition, American Express®, Discover Card® and, to a certain extent, smart cards and debit cards, represent additional competition to the general purpose credit card. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features, and customer loyalty is often limited. In motor vehicle finance, we face competition from banks and non-bank lenders who provide financing for dealer-originated loans. Additionally, we face competition from a small, but growing number of online automobile finance providers. We also face competition from lenders in our installment loan, small business and other lending businesses. We believe that our IBS allows us to compete effectively in both our current and new markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate yield on our loans will not be impacted by the nature of the competition that now exists or may later develop.

In addition, some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, operational efficiencies, broad-based local distribution capabilities, lower cost funding and more versatile technology platforms. These competitors may also consolidate with other financial institutions in ways that enhance these advantages.

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

Employees

As of December 31, 2004, we employed 14,481 employees whom we refer to as “associates.” A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates is covered under a collective bargaining agreement.

Supervision and Regulation

General

On July 6, 2004, the Board of Governors of the Federal Reserve System approved the Corporation’s application pursuant to section 3(a)(1) of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842(a)(1)) to become a bank holding company (“BHC”) as a result of the Bank’s proposal to amend its Virginia charter to remove existing restrictions on its activities and thereby permit the Bank to engage in the full range of lending, deposit-taking and other activities permissible under Virginia and federal banking laws and regulations. The Corporation made this change to allow for a more efficient corporate structure and rationalized funding base. On October 1, 2004, the Corporation registered as a BHC with the Federal Reserve and became subject to the requirements of the BHC Act, including limiting its nonbanking activities to those that are permissible for a BHC. Such activities include those that are so closely related to banking as to be incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve Bank of Richmond by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. The Corporation does not engage in any significant activities impermissible for a BHC and therefore, does not anticipate a significant change in its activities as a result of this change in legal structure.

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

The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia’s Bureau of Financial Institutions. The Corporation’s automobile financing activities, conducted by COAF and its subsidiaries, fall under the scrutiny of the state agencies having supervisory authority under applicable sales finance laws or consumer finance laws in most states. The Corporation also faces regulation in the international jurisdictions in which it conducts business.

Dividends and Transfers of Funds

Dividends to the Corporation from its direct and indirect subsidiaries represent a major source of funds for the Corporation to pay dividends on its stock, make payments on its debt securities and meet its other obligations.

There are various federal and Virginia law limitations on the extent to which the Bank and the Savings Bank can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, Federal Reserve, OTS and Virginia law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act, Regulation W under governing transactions between an insured depository institution and its affiliates and general federal and Virginia regulatory oversight to prevent unsafe or unsound practices. In general, federal banking laws prohibit, without first obtaining regulatory approval, an insured depository institution, such as the Bank and the Savings Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. Under OTS regulations, other limitations apply to the Savings Bank’s ability to pay dividends, the magnitude of which depends upon the extent to which the Savings Bank meets its regulatory capital requirements. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by the Bank if the Bureau of Financial Institutions determines that such a limitation would be in the public interest and necessary for the Bank’s safety and soundness.

Capital Adequacy

The Company, the Bank and the Savings Bank are currently subject to capital adequacy guidelines adopted by the Federal Reserve and the OTS, respectively. For a further discussion of the capital adequacy guidelines, see pages 52-53 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy” and pages 82-83 in Item 8 “Financial Statements and Supplementary Data—Note 15—Regulatory Matters”. The Bank and the Savings Bank were well capitalized under these guidelines as of December 31, 2004.

Basel Committee

On May 11, 2004, the Basel Committee on Banking Supervision (the “Committee”) announced that it has achieved consensus on the new Basel Capital Accord (“Basel II”), which proposes establishment of a new framework of capital adequacy for banking organizations; the Committee published the text of the framework on July 26, 2004. Despite the release of the Basel II framework, it is not clear at this time whether and in what manner the new accord will be adopted by bank regulators with respect to banking organizations that they supervise and regulate. Although the Committee’s stated intent is that Basel II will not change the amount of overall capital in the global banking system, adoption of the proposed new accord could require individual banking organizations, including the Company, to increase the minimum level of capital held. The Company will continue to closely monitor regulatory action on this matter and assess the potential impact to the Company.

FDICIA

Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” (“PCA”) with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2004, each of the Bank and the Savings Bank met the requirements for a “well-capitalized” institution. The “well-capitalized” classification is determined solely for the purposes of applying FDICIA’s PCA provisions, as discussed below, and should not be viewed as describing the condition or future prospects of a depository institution, including the Bank and the Savings Bank. Were the Bank and Savings Bank to lose their status as “well-capitalized” they could be required to increase capital or lose access to deposits.

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

Liability for Commonly-Controlled Institutions

Under the “cross-guarantee” provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), insured depository institutions such as the Bank and the Savings Bank may be liable to the FDIC with respect to any loss or reasonably anticipated loss incurred by the FDIC resulting from the default of, or FDIC assistance to, any commonly controlled insured depository institution. The Bank and the Savings Bank are commonly controlled within the meaning of the FIRREA cross-guarantee provision.

Investment Limitation and Qualified Thrift Lender Test

Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank’s assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain “qualified thrift investments” (residential mortgages and related investments, including certain mortgage backed and mortgage related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every twelve months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities, including the activity restrictions that apply generally to bank holding companies and their affiliates and potential loss of grandfathered rights under the GLB Act. As of December 31, 2004, 81% of the Savings Bank’s portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

Subprime Lending Guidelines

On January 31, 2001, the federal banking agencies, including the Federal Reserve and the OTS, issued “Expanded Guidance for Subprime Lending Programs” (the “Guidelines”). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in “subprime” lending. The Guidelines adopt a broad definition of “subprime” loans which likely covers more than one-third of all consumers in the United States. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, a portion of our loan assets would likely be viewed by the examiners as “subprime.” Thus, under the Guidelines, bank examiners could require the Bank or the Savings Bank to hold additional capital (up to one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, as of December 31, 2004 the Bank and the Savings Bank each met the requirements for a “well-capitalized” institution. Federal examiners, however, have wide discretion as to how to apply the Guidelines and there can be no assurances that the Bank or the Savings Bank may not be required to hold additional regulatory capital against such assets.

For purposes of the Subprime Guidelines, we treat as “subprime” all loans in the Bank’s and the Savings Bank’s programs that are targeted at customers either with a Fair, Isaac and Company (“FICO”) score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital requirement that would otherwise apply to such assets.

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

We believe that our credit card account management and loss allowance practices are prudent and appropriate and, therefore, consistent with the Guidance. We caution, however, that similar to the subprime Guidelines, the Guidance provides wide discretion to bank regulatory agencies in the application of the Guidance to any particular institution and its account management and loss allowance practices. Accordingly, under the Guidance, bank examiners could require changes in our account management or loss allowance practices in the future, and such changes could have an adverse impact on our financial condition or results of operation.

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

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the FCRA on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which was enacted by Congress and signed into law in 2004, extends the federal preemption of the FCRA permanently, although the law authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act. If financial institutions and credit bureaus fail to alleviate the costs and consumer frustration associated with the growing crime of identity theft, financial institutions could face increased legislative/regulatory and litigation risks. In addition, federal regulators are still in the process of promulgating regulations under the FACT Act; there can be no assurance that such regulations, when enacted, will not have an adverse impact on the Company.

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

The Department of Treasury in consultation with the Federal Reserve and other federal financial institution regulators has promulgated rules and regulations implementing the Patriot Act which: prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; require financial institutions to maintain certain records for correspondent accounts of foreign banks; require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; require due diligence with respect to private banking and correspondent banking accounts; facilitate information sharing between government and financial institutions; require verification of customer identification, and require financial institutions to have in place an anti-money laundering program.

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

Legislation

Legislation has been enacted requiring additional disclosures for credit cards and other types of consumer lending. Such legislation places additional restrictions on the practices of credit card issuers and consumer lenders generally. In addition to the FCRA and FACT Act provisions discussed above, proposals have been made to change existing federal bankruptcy laws, restrict certain consumer lending practices, expand the privacy protections afforded to customers of financial institutions, and reform the federal deposit insurance system. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank, COAF or the Corporation would be. Congress or individual states may in the future consider other legislation that would materially and/or adversely affect the banking or consumer lending industries.

Sarbanes-Oxley Act Compliance

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies that are required to file periodic reports with the Securities and Exchange Commission (“SEC”) and contains a number of significant changes relating to the responsibilities of directors and officers and reporting and governance obligations of SEC reporting companies. Certain provisions of the Sarbanes-Oxley Act were effective immediately without action by the SEC; however many provisions required the SEC to issue implementing rules, many of which have now been issued, and became, or will become, effective after their adoption. In addition, the Sarbanes-Oxley Act also created the Public Company Accounting Oversight Board (the “PCAOB”), a private sector, non-profit corporation whose mission is to oversee the auditors of public companies. The PCAOB recommends rulemaking to the SEC and sets certain standards for the auditors which it oversees. Since the passage of the Sarbanes-Oxley Act, the Company has taken a variety of steps which it believes place it in substantial compliance with the effective provisions of the Sarbanes-Oxley Act. The Company continues to monitor SEC rulemaking and PCAOB activities to determine if additional changes are needed to comply with provisions that may become effective in the future. Furthermore, the Company’s management has supervised the design of, or has designed, internal controls and procedures designed to provide reasonable assurances regarding the reliability of its financial reporting and disclosure controls and procedures to ensure that material information regarding the Company is made known to them, particularly during the period in which this Annual Report on Form 10-K is being prepared and has evaluated the effectiveness of those controls as more fully set forth in “Controls and Procedures” below. The Company has, in compliance with Section 404 of the Sarbanes-Oxley Act, certified, in connection with this Annual Report on Form 10-K, that it did not discover, during the execution of its internal control processes, any material weaknesses. In addition, the Company’s management also has disclosed to the Company’s auditors and the Audit and Risk Committee of the Board of Directors any significant deficiencies in the design or operation of its internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, as well as any fraud, whether or not material, by those that have a significant role in these processes.

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

In Canada, the Bank operates a branch (the “Canadian Branch”) that is regulated by the Office of the Superintendent of Financial Institutions (“OSFI”). The Canadian Branch is a Schedule III Bank under the Canadian Bank Act, and it is subject to various banking and lending laws passed by the Canadian Parliament and various Canadian provinces. OSFI conducts periodic regulatory examinations of the Canadian Branch. The Canadian Branch may engage in the consumer lending activities conducted by the Bank, including credit card lending. The Canadian Branch is not authorized to accept retail deposits from Canadian customers.

As in the U.S., in non-U.S. jurisdictions where we operate, we face a risk that the laws and regulations that are applicable to us (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact our business. In the United Kingdom, in connection with the December 2003 Government report, “Fair, Clear and Competitive: The Consumer Credit Market in the 21st Century”, the introduction of the Consumer Credit (Amendment) Bill in Parliament was confirmed on November 23, 2004. The Bill is likely to come into force in April 2006 and is expected to cover the following areas: the creation of an “unfair relationship” test for credit agreements, the creation of alternative dispute resolution options for credit agreements, a requirement on lenders to provide annual statements to borrowers outlining the full amount owed and warnings about making only minimum repayments, and a stricter licensing regime that would give the OFT new powers to fine lenders for their behavior. At this time, we cannot predict the extent to which the provisions of the draft bill will remain in the final statute, or, if implemented, how such changes would impact us. In addition, there is a current examination by the OFT of whether the levels of interchange paid by retailers in respect of MasterCard credit and charge cards in the U.K. are too high. The OFT has also launched a similar investigation into Visa interchange fees. The preliminary conclusion of the MasterCard examination is that the levels of interchange are too high which could, if not changed or if agreement is reached on a lower level of interchange, adversely affect the yield on U.K. credit card portfolios, including ours, and could therefore adversely impact our earnings. Other U.K. legal developments include communications with the OFT as to its interpretation of consumer credit law which could lead to changes in the lending agreements from time to time. The OFT is carrying out an industry wide investigation into alleged unfair contract terms in lending agreements and questioning how the Company calculates default charges, such as late, overlimit and returned check fees, in the U.K. The OFT asserts that the Unfair Terms in Consumer Contracts Regulations 1999 render unenforceable consumer lending agreement terms relating to default charges to the extent that the charge is disproportionately high in relation to the actual cost of the default to the Company. The OFT must seek an agreement with the Company to change its practice or, if this is not possible, obtain a court injunction to prevent the continued use of the alleged unfair term. In February 2005, the Company received a letter from the OFT indicating the OFT is challenging the basis on which the Company calculates its default charges in the U.K. In the event the OFT’s view prevails, the Company’s default charges in the U.K. could be significantly reduced. In addition, should the OFT prevail in its challenge, the Company may also be subject to claims from Customers seeking reimbursement of default charges. The Company is assessing the OFT challenge and cannot state what its eventual outcome will be. Any potential impact could vary based on business strategies or other actions the Company takes to attempt to limit the impact.

In December 2004 the U.K. Bank formally applied to the FSA and Banque de France for permission to close the French Branch as one step in a series of linked events comprising COBEP’s orderly and controlled exit from the French market. All regulatory requirements for the closure of the French Branch have now been met. The U.K. Bank sold its French loan assets to Médiatis SA (“Médiatis”) on 1st October 2004. Since ownership of the loan portfolio was transferred to Médiatis, the U.K. Bank is no longer responsible for portfolio. The U.K. Bank is now providing administrative services to Médiatis. The migration of these services is planned to be completed by the end of March 2005.

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

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards. We also compete with providers of other types of financial services and consumer loans such as home equity lines and other mortgage related products that offer consumers debt consolidation. We face similar competitive markets in our auto financing, small business lending, home loan lending and installment loan activities as well as in our international markets. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. Other credit card companies may compete with us for customers by offering lower interest rates and fees, higher credit limits and/or customer services or product features that are more attractive than those we offer. Because customers generally choose credit card issuers (or other sources of financing) based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Competition may also have an impact on customer attrition as our customers accept offers from other credit card lenders and/or providers of other consumer lending products, such as home equity financing.

Our diversified lending businesses, including auto lending, small business lending, home loan lending and installment loans business also compete on a similar variety of factors, including price, product features and customer service. These businesses may also experience a decline in marketing efficiency and/or customer attrition. In addition, some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, operational efficiencies, broad-based local distribution capabilities, lower-cost funding and more versatile technology platforms. These competitors may also consolidate with other financial institutions in ways that enhance these advantages and intensify our competitive environment. In addition, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry.

In such a competitive environment, we may lose entire accounts, or may lose account balances, to competing financial institutions, or find it more costly to maintain our existing customer base. Customer attrition from any or all of our products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. We expect that competition will continue to grow more intense with respect to most of our products, including our diversified products and the products we offer internationally.

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business. Second, we desire to continue to build and grow our automobile finance business. Third, we hope to continue to diversify our business, both geographically and in product mix, by growing our lending business, including credit cards, internationally, principally in the United Kingdom and Canada, and by identifying, pursuing and expanding new business opportunities, such as branch banking, small business lending and other consumer loan products, including home loan lending and installment lending. Our ability to grow is driven by the success of our fundamental business plan and our revenue may be adversely affected by our continuing diversification and bias toward lower loss assets (because of the potentially lower margins on such accounts), the level of our investments in new businesses or regions and our ability to successfully apply IBS to new businesses. This risk has many components, including:

•	Customer and Account Growth. Our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, technology functionality, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Diversification Risk. An important element of our strategy is our effort to diversify beyond our U.S. Credit Card portfolio. Our ability to successfully diversify is impacted by a number of factors, including: identifying appropriate acquisition targets, executing on acquisition transactions, developing strategies to grow our existing diversification business, and the Company’s financial ability to undertake these diversification activities. In addition, part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

We May Experience Increased Delinquencies and Credit Losses

Like other credit card lenders and providers of consumer and other financing, we face the risk that our customers will not repay their loans. A customer’s failure to repay is generally preceded by missed payments. In some instances, a customer may declare bankruptcy prior to missing payments, although this is not generally the case. Customers who declare bankruptcy frequently do not repay credit card or other loans. Where we have collateral, we attempt to seize it when customers default on their loans. The value of the collateral may not equal the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy are often precursors of future charge-offs and may require us to increase our allowance for loan losses. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance if we are unable to raise revenue to compensate for these losses, may adversely impact the performance of our securitizations, and may increase our cost of funds.

Our ability to assess the credit worthiness of our customers may diminish. We market our products to a wide range of customers including those with less experience with credit products and those with a history of missed payments. We select our customers, manage their accounts and establish prices and credit limits using proprietary models and other techniques designed to accurately predict future charge-offs. Our goal is to set prices and credit limits such that we are appropriately compensated for the credit risk we accept for both high and low risk customers. We face a risk that the models and approaches we use to select, manage, and underwrite our customers may become less predictive of future charge-offs due to changes in the competitive environment or in the economy. Intense competition, a weak economy, or even falling interest rates can adversely affect our actual charge-offs and our ability to accurately predict future charge-offs. These factors may cause both a decline in the ability and willingness of our customers to repay their loans and an increase in the frequency with which our lower risk customers defect to more attractive, competitor products. In our auto finance business, declining used-car prices reduce the value of our collateral and can adversely affect charge-offs. We attempt to mitigate these risks by adopting a fairway approach to our predictions of future charge-offs. Nonetheless, there can be no assurance that we will be able to accurately predict charge-offs, and our failure to do so may adversely affect our profitability and ability to grow.

The trends that caused the reduction of charge-offs over the course of 2004 may not continue. During that time, we increased the proportion of lower-risk borrowers in our portfolio and increased the proportion of lower risk asset classes, like auto loans, relative to credit cards. In addition, in 2004, our managed loan portfolio continued to grow. Especially in the credit card business, higher growth rates cause lower charge-off rates in the near term. This is primarily driven by lower charge-offs in the first six to eight months of the life of a pool of new accounts. Finally, although the U.S. economy has been improving, there can be no assurance that these trends will continue in the future.

We hold an allowance for expected losses inherent in our existing reported loan portfolio as provided for by the applicable accounting rules. There can be no assurance, however, that such allowances will be sufficient to account for actual losses. We record charge-offs according to accounting practices consistent with accounting and regulatory guidelines and rules. These guidelines and rules, including among other things, the FFIEC Account Management Guidance, could change and cause our charge-offs to increase for reasons unrelated to the underlying performance of our portfolio. Unless offset by other changes, this could reduce our profits.

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

Reputational Risk and Social Factors May Impact our Results

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices or our financial health. Adverse perceptions regarding our business practices or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships, such as our independent auditors, may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain the manner in which we engage with our customers and the products we offer them. Adverse reputational impacts or events may also increase our litigation risk. See “We face a Risk of a Complex and Changing Regulatory and Legal Environment”, below. To this end, we carefully monitor internal and external developments for areas of potential reputational risk and have established a Corporate Reputation Committee, a committee of senior management, to assist in evaluating such risks in our business practices and decisions.

In addition, a variety of social factors may cause changes in credit card and other consumer finance use, payment patterns and the rate of defaults by accountholders and borrowers. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards and other consumer debt, and changing attitudes about incurring debt and the stigma of personal bankruptcy. Our goal is to manage these risks through a variety of tools such as product design, but these tools may not be sufficient to protect our growth and profitability during a sustained period of economic downturn or recession or a material shift in social attitudes.

We Face Risk Related to the Strength of our Operational, Technology and Organizational Infrastructure

Our ability to grow is also dependent on our ability to build or acquire the necessary operational and organizational infrastructure, manage expenses as we expand, and recruit management and operations personnel with the experience to run an increasingly complex business. Similar to other large corporations, operational risk can manifest itself at Capital One in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside the Company and exposure to external events. In addition, we outsource some of our operational functions to third parties; these third parties may experience similar errors or disruptions that could adversely impact us and over which we may have limited control. As we increase the amount of our operational infrastructure that we outsource to third parties, we increase our exposure to this risk. Failure to build and maintain the necessary operational infrastructure can lead to risk of loss of service to customers, legal actions or noncompliance with applicable laws or regulatory standards. In addition, to the extent we experience failures in our ability to build necessary infrastructure, we may experience financial losses related to the write-downs of infrastructure assets. Although we have devoted and will continue to devote resources to building and maintaining our operational infrastructure, including our system of internal controls, there can be no assurance that we will not suffer losses from operational risks in the future. In addition, although we take steps to retain our existing management talent and recruit new talent as needed, we face a competitive market for such talent and there can be no assurance that we will continue to be able to maintain and build a management team capable of running our increasingly large and complex business.

Our ability to grow and compete is also dependent on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. In addition, our ability to develop and implement effective marketing campaigns also depends on our technology. Although we continuously assess and invest in the strength and capability of our technology to meet both our short and long-term needs, there can be no assurance that we will be able to successfully do so, or do so with sustainable costs.

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

A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies, and may become increasingly difficult due to economic and other factors. Also, we compete for funding with other banks, savings banks and similar companies, some of which are publicly traded. Many of these institutions are substantially larger, have more capital and other resources and have better debt ratings than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.

In addition, we are substantially dependent on the securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances and is a unique funding market. Despite the size and relative stability of these markets and our position as a leading issuer, if these markets experience difficulties we may be unable to securitize our loan receivables or to do so at favorable pricing levels. If we were unable to continue to securitize our loan receivables at current levels, we would use alternative funding sources to fund increases in loan receivables and meet our other liquidity needs. If we were unable to find cost-effective and stable alternatives, it could negatively impact our liquidity and potentially subject us to certain risks. These risks would include an increase in our cost of funds, an increase in the allowance for loan losses and the provision for possible credit losses as more loans would remain on our consolidated balance sheet, and lower loan growth.

In addition, the occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for additional funding. This early amortization could, among other things, have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. See pages 49-51 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management” contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank and the Corporation as investment grade. The following chart shows ratings for Capital One Financial Corporation and Capital One Bank as of December 31, 2004. As of that date, the ratings outlooks were as follows:

	Standard & Poor’s	Moody’s	Fitch
Capital One Financial Corporation	BBB-	Baa3	BBB
Capital One Financial Corporation—Outlook	Stable	Stable	Stable
Capital One Bank	BBB	Baa2	BBB+
Capital One Bank—Outlook	Stable	Stable	Stable

Because we depend on the capital markets for funding and capital, we could experience reduced availability and increased cost of funding if our debt ratings were lowered. This result could make it difficult for us to grow at or to a level we currently anticipate. The immediate impact of a ratings downgrade on other sources of funding, however, would be limited, as our deposit funding and pricing, as well as some of our unsecured corporate borrowing, is not generally determined by corporate debt ratings.

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

Changes in interest rates also affect the balances our customers carry on their credit cards and affect the rate of pre-payment for installment loan products. When interest rates fall, there may be more low-rate product alternatives available to our customers. Consequently, their credit card balances may fall and pre-payment rates for installment loan products may rise. We can mitigate this risk by reducing the interest rates we charge or by refinancing installment loan products. However, these changes can reduce the overall yield on our portfolio if we do not adequately provide for them in our interest rate hedging strategies. When interest rates rise, there are fewer low-rate alternatives available to customers. Consequently, credit card balances may rise (or fall more slowly) and pre-payment rates on installment lending products may fall. In this circumstance, we may have to raise additional funds at higher interest rates. In our credit card business, we could, subject to legal and competitive constraints, mitigate this risk by increasing the interest rates we charge, although such changes may increase opportunities for our competitors to offer attractive products to our customers and consequently increase customer attrition from our portfolio. Rising interest rates across the industry may also lead to higher delinquencies as customers face increasing interest payments both on our products and on other loans they may hold. See pages 51-52 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

We operate in a heavily regulated industry and are therefore subject to an array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, efforts to comply with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” above. Federal and state laws and rules, as well as rules to which we are subject in foreign jurisdictions in which we conduct business, significantly limit the types of activities in which we may engage. For example, federal and state consumer protection laws and rules, and laws and rules of foreign jurisdictions where we conduct business, limit the manner in which we may offer and extend credit. In addition, we are subject to a wide array of other laws and regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. From time to time, the U.S. Congress, the states and foreign governments consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry or companies in general. Such new laws or rules could limit the amount of interest or fees we can charge, restrict our ability to collect on account balances, or materially affect us or the banking or credit card industries in some other manner. Additional federal, state and foreign consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict our ability to share or receive customer information.

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. For example, the Federal Trade Commission has issued, and will continue to issue, a variety of regulations under the FACT Act of 2003, and the Federal Reserve has also announced proposed rule-making, both of which may impact us. We cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the banking or other regulators will be applied to the Bank or the Savings Bank, in what manner such regulations might be applied, or the resulting effect on the Corporation, the Bank or the Savings Bank. There can be no assurance that this kind of regulatory action will not have a negative impact on the Company and/or our financial results.

Finally, we face possible risks from the outcomes of certain industry litigation. In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express (“American Express”) and Discover Financial Services, (“Discover”). In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations, among other things, to repeal these policies. The United States Second Court of Appeals affirmed the district court and on October 4, 2004, the United States Supreme Court denied certiorari in the case.

Immediately following the Supreme Court’s decision, Discover filed a lawsuit against the associations under United States federal antitrust law. The suit alleges, among other things, that the associations engaged in anticompetitive business practices aimed at monopolizing the bank card market. The complaint, among other things, requests civil monetary damages, which could be trebled. Neither the Corporation nor any of its entities is a named defendant in this lawsuit.

In addition, on November 15, 2004, American Express Travel Related Services Company, Inc., filed a lawsuit against the associations and several member banks under the United States federal antitrust law. Capital One Bank; Capital One, F.S.B.; and Capital One Financial Corporation are named defendants. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 16” on pages 84-86 of this form for more information.

Also, several merchants have filed class action suits, which have been consolidated, against the associations under federal antitrust law relating to certain debit card products. In April 2003, the associations agreed to settle the suit in exchange for payments to plaintiffs by MasterCard of $1 billion and Visa of $2 billion, both over a ten-year period, and for changes in policies and interchange rates for debit cards. Certain merchant plaintiffs have opted out of the settlements and have commenced separate suits. Additionally, consumer class action suits with claims mirroring the merchants’ allegation have been filed in several courts. Finally, the associations, as well as member banks, continue to face additional lawsuits regarding policies, practices, products and fees.

With the exception of the American Express civil antitrust lawsuit, the Company and its affiliates are not parties to the suits described above and therefore will not be directly liable for any amount related to any possible or known settlements, the suits filed by merchants who have opted out of the settlements of those suits, or the class action suits pending in state and federal courts. However, the banks are member banks of MasterCard and Visa and thus may be affected by settlements or suits relating to these issues. In addition, it is possible that the scope of these suits may expand and that other member banks, including the Company, may be brought into the suits or future suits. Given the complexity of the issues raised by these suits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgment against the associations, (iii) the likelihood and the amount and validity of any claim against the associations’ member banks, including the Company, and (iv) the effects of these suits, in turn, on competition in the industry, member banks, and interchange and association fees, we cannot determine at this time the long-term effects of these suits on us.

Fluctuations in Our Expenses and Other Costs May Hurt Our Financial Results

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. Many factors can influence the amount of our expenses, as well as how quickly they grow. For example, further increases in postal rates or termination of our negotiated service arrangement with the United States Postal Service could raise our costs for postal service. As our business develops, changes or expands, additional expenses can arise from management of outsourced services, asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting fluctuations can significantly affect how we calculate expenses and earnings.

Statistical Info rmation

The statistical information required by Item 1 can be found in Item 6 “Selected Financial Data”, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, “Financial Statements and Supplementary Data”, as follows:

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	pages 36-37
II.	Investment Portfolio	page 70
III.	Loan Portfolio	pages 36-37; 40-41; 43-45; 56-57; 64-65
IV.	Summary of Loan Loss Experience	pages 43-45; 72
V.	Deposits	pages 48-49; 73-75
VI.	Return on Equity and Assets	page 27
VII.	Other Borrowings	pages 47-49; 73-75

Item 2.    Properties.

We lease our new, 570,000 square foot, headquarters building at 1680 Capital One Drive, McLean, Virginia. The building houses our primary executive offices and Northern Virginia staff, and is leased through December 2010, with the right to purchase at a fixed cost at the end of the lease term.

Additionally, we own approximately 316 acres of land in Goochland County, Virginia purchased for the construction of an office campus to consolidate certain operations in the Richmond area. In 2002, two office buildings and a support facility consisting of approximately 365,000 square feet were completed and occupied. In 2003 four office buildings and a training center consisting of approximately 690,000 square feet were completed and occupied. In 2004, one additional office building consisting of approximately 130,000 square feet was completed with expected occupancy in the first quarter of 2005.

Other owned facilities include 460,000 square feet in office buildings and a 120,000 square foot support facility in Tampa, Florida; 140,000 square feet in office and production buildings in Seattle, Washington; 460,000 square feet in office, data and production buildings in Richmond, Virginia; a 484,000 square foot facility in Nottingham, Great Britain, from which we conduct credit, collections, customer service and other operations.

We currently lease 1.65 million square feet of office space from which credit, collections, customer service and other operations are conducted, in Virginia, Texas, Idaho, California, Massachusetts, the United Kingdom, Canada, and insignificant space for business development in other locations. We are currently migrating out of approximately 275,000 square feet of leased office space and into our new campuses in McLean, Virginia and Goochland County, Virginia.

Generally, we use our properties to support all three of our business segments, although our properties located outside of the U.S. are used principally to support our Global Financial Services segment, and our properties in Texas and California are used principally to support our Auto Finance segment.

Item 3.    Legal Proceedi ngs.

The information required by Item 3 is included in Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 16” on pages 84-86.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending December 31, 2004, no matters were submitted for a vote of our stockholders.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2004	3,799	$73.18	N/A	N/A
November 1-30, 2004	24,283	$77.86	N/A	N/A
December 1-31, 2004	249,143	$81.45	N/A	N/A
Total	277,225	$81.02	N/A	N/A
(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

The remaining information required by Item 5 is included under the following:

Item 1	“Business—Overview”	Page 3
Item 1	“Business—Supervision and Regulation—Dividends and Transfers of Funds”	Page 11
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management”	Pages 51-52
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy”	Pages 52-53
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividend Policy”	Pages 53-54
Item 8	“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 15”	Page 82-83
Item 8	“Financial Statements and Supplementary Data—Selected Quarterly Financial Data”	Page 100

Item 6.	Selected Financial Data

(Dollars in Millions, Except Per Share Data)	2004(1)	2003(1)	2002(1)	2001	2000	Five Year Compound Growth Rate
Income Statement Data:
Interest income	$4,794.4	$4,367.7	$4,180.8	$2,921.1	$2,453.9	24.19%
Interest expense	1,791.4	1,582.6	1,461.7	1,171.0	801.0	27.06%
Net interest income	3,003.0	2,785.1	2,719.1	1,750.1	1,652.9	22.65%
Provision for loan losses	1,220.9	1,517.5	2,149.3	1,120.5	812.9	23.41%
Net interest income after provision for loan losses	1,782.1	1,267.6	569.8	629.6	840.0	22.14%
Non-interest income	5,900.2	5,415.9	5,466.8	4,463.8	3,065.1	19.85%
Non-interest expense	5,322.2	4,856.7	4,585.6	4,058.0	3,147.7	16.64%
Income before income taxes and cumulative effect of accounting change	2,360.1	1,826.8	1,451.0	1,035.4	757.4	32.54%
Income taxes	816.6	676.0	551.4	393.4	287.8	30.72%
Income before cumulative effect of accounting change	1,543.5	1,150.8	899.6	642.0	469.6	33.57%
Cumulative effect of accounting change, net of taxes of $8.8	—	15.0	—	—	—
Net income	$1,543.5	$1,135.8	$899.6	$642.0	$469.6	33.57%
Dividend payout ratio	1.66%	2.14%	2.61%	3.48%	4.43%
Per Common Share:
Basic earnings per share	$6.55	$5.05	$4.09	$3.06	$2.39	28.91%
Diluted earnings per share	6.21	4.85	3.93	2.91	2.24	29.27%
Dividends	0.11	0.11	0.11	0.11	0.11
Book value as of year-end	33.99	25.75	20.44	15.33	9.94
Selected Year-End Reported Balances:
Liquidity portfolio	$10,384.1	$7,464.7	$5,064.9	$3,467.4	$1,859.0	39.45%
Consumer loans	38,215.6	32,850.3	27,343.9	20,921.0	15,112.7	30.98%
Allowance for loan losses	(1,505.0)	(1,595.0)	(1,720.0)	(840.0)	(527.0)	34.49%
Total assets	53,747.3	46,283.7	37,382.4	28,184.0	18,889.3	32.15%
Interest-bearing deposits	25,636.8	22,416.3	17,326.0	12,839.0	8,379.0	46.62%
Borrowings	9,637.0	14,812.6	11,930.7	9,330.8	6,976.5	6.72%
Stockholders’ equity	8,388.2	6,051.8	4,623.2	3,323.5	1,962.5	40.80%
Selected Average Reported Balances:
Liquidity portfolio	$10,528.6	$6,961.2	$4,467.7	$3,038.4	$1,764.3	39.03%
Consumer loans	34,265.7	28,677.6	25,036.0	17,284.3	11,487.8	34.91%
Allowance for loan losses	(1,473.0)	(1,627.0)	(1,178.2)	(637.8)	(402.2)	40.47%
Total assets	50,648.1	41,195.4	34,201.7	23,346.3	15,209.6	35.51%
Interest-bearing deposits	24,313.3	19,768.0	15,606.9	10,373.5	5,339.5	54.51%
Borrowings	8,520.2	12,978.0	11,381.1	8,056.7	6,870.0	6.99%
Stockholders’ equity	7,295.5	5,323.5	4,148.2	2,781.2	1,701.0	38.96%
Reported Metrics:
Revenue margin	19.08%	21.95%	26.28%	30.01%	35.60%
Net interest margin	6.44	7.45	8.73	8.45	12.47
Delinquency rate	3.85	4.79	6.12	4.84	7.26
Net charge-off rate	3.78	5.74	5.03	4.76	5.46
Return on average assets	3.05	2.76	2.63	2.75	3.09
Return on average equity	21.16	21.34	21.69	23.08	27.61
Average equity to average assets	14.40	12.92	12.13	11.91	11.18
Operating expense as a % of average loans	11.63	13.04	14.04	17.21	19.51
Allowance for loan losses to consumer loans	3.94	4.86	6.29	4.02	3.49
Managed Metrics:
Revenue margin	12.89%	14.65%	16.93%	18.23%	20.99%
Net interest margin	7.88	8.64	9.23	9.40	11.11
Delinquency rate	3.82	4.46	5.60	4.95	5.23
Net charge-off rate	4.41	5.86	5.24	4.65	4.56
Return on average assets	1.73	1.52	1.47	1.54	1.78
Operating expense as a % of average loans	5.41	5.94	6.66	8.35	9.90
Average consumer loans	$73,711.7	$62,911.9	$52,799.6	$35,612.3	$22,634.9	32.50%
Year-end consumer loans	$79,861.3	$71,244.8	$59,746.5	$45,264.0	$29,524.0	31.60%
Year-end total accounts	48.6	47.0	47.4	43.8	33.8	15.43%
(1)	Certain prior period amounts have been reclassified to conform to the current period presentation for the Financial Accounting Standards Board Staff Position, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“FSP on AIR”) that was issued April 2003. The Company reclassified $460.6 million, $577.0 million, and $509.7 million in subordinated finance charge and fee receivables on the investors’ interest in securitized loans for December 2004, 2003 and 2002, respectively, from “Consumer loans” to “Accounts receivable from securitizations” on the Consolidated Balance Sheet. The Company also reclassified $69.2 million, $74.8 million, and $76.2 million for the years ended December 31, 2004, 2003, and 2002, respectively, in interest income derived from such balances from “Consumer loan interest income” to “Other Interest Income” on the Consolidated Statements of Income. The reported delinquency rate would have been 4.08%, 5.13%, and 6.51% before the reclassification at December 31, 2004, 2003 and 2002, respectively. The reported net charge-off rate would have been 3.73%, 5.64% and 4.93% before the reclassification for the years ended December 31, 2004, 2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Capital One Financial Corporation (the “Corporation”) is a holding company whose subsidiaries market a variety of consumer financial products and services. In 2004, the Corporation became a bank holding company. The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”) which currently offers credit card products and takes retail deposits, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products, and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”. As of December 31, 2004, the Company had 48.6 million accounts and $79.9 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world.

The Company’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency. The Company’s revenues consist primarily of interest income on consumer loans (including past-due fees) and securities and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, cross-sell, interchange, overlimit and other fee income, collectively “fees”) and gains on the securitizations of loans. Loan securitization transactions qualifying as sales under accounting principles generally accepted in the United States (“GAAP”) remove the loan receivables from the consolidated balance sheet; however, the Company continues to both own and service the related accounts. The Company generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans. Interest income, fees, and recoveries in excess of the interest paid to investors and charge-offs generated from off-balance sheet loans are recognized as servicing and securitizations income.

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

Significant Accounting Policies

The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Several of these policies are considered to be important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include determination of the level of allowance for loan losses, accounting for securitization transactions, recognition of customer reward costs and finance charge and fee revenue recognition.

Additional information about accounting policies can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1” on page 62.

Allowance for Loan Losses

The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. In evaluating the sufficiency of the allowance for loan losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable.

Accounting for Securitization Transactions

Loan securitization involves the transfer of a pool of loan receivables to a trust or other special purpose entity. The trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of asset backed securities and distributes the proceeds to the Company as consideration for the loans transferred. The Company removes loan receivables from the Consolidated Balance Sheets for securitizations that qualify as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of FASB Statement No. 125 (“SFAS 140”). The trusts are qualified special purpose entities as defined by SFAS 140 and are not subsidiaries of the Company and are not included in the Company’s consolidated financial statements. The gain on sale recorded from off-balance sheet securitizations is based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. Gains on securitization transactions, fair value adjustments related to residual interests and earnings on the Company’s securitizations are included in servicing and securitizations income in the Consolidated Statements of Income and amounts due from the trusts are included in accounts receivable from securitizations on the Consolidated Balance Sheets.

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

Rewards

The Company offers credit cards that provide reward program members with various rewards such as airline tickets, free or deeply discounted products or cash rebates, based on purchase volume. The Company establishes a reward liability based on points earned which are ultimately expected to be redeemed and the average cost per point redemption. As points are redeemed, the rewards liability is relieved. The cost of reward programs is reflected as a reduction to interchange income. The rewards liability will be affected over time as a result of changes in the number of account holders in the reward programs, the actual amount of points earned and redeemed, general economic conditions, the actual costs of the rewards, changes made by reward partners and changes that the Company may make to the reward programs in the future. To the extent assumptions used by management do not prevail, rewards costs could differ significantly, resulting in either a higher or lower future rewards liability, as applicable.

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

The amount of finance charges and fees suppressed were $1.1 billion and $2.0 billion for the years ended December 31, 2004 and 2003, respectively. The reduction in the suppression amount was driven by the Company’s continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality, lower yielding loans, improved collections experience, ongoing product modifications and an overall improvement in general economic conditions. These factors drove a reduction in total finance charges and fees billed during the period and increased the likelihood of collectibility. Both the lower volume of finance charges and fees billed and the higher expectations of collectibility drove the reduction in the amount of finance charges and fees suppressed. Actual payment experience could differ significantly from management’s assumption, resulting in higher or lower future finance charge and fee income.

Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

As discussed in “Significant Accounting Policies—Accounting for Securitization Transactions,” the Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $41.2 billion as of December 31, 2004, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

The securitization of consumer loans has been a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2005 to 2019 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity; however, a significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

Recourse Exposure

The credit quality of the receivables transferred is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, cash reserve accounts and accrued interest and fees on the investor’s share of the pool of receivables. Some of these credit enhancements are retained by the seller and are referred to as retained residual interests. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. The investors and the trusts only have recourse to the retained residual interests, not the Company’s assets. See pages 87-89 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 18” for quantitative information regarding retained interests.

Collections and Amortization

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted, in general, to the Company. Under certain conditions, some of the cash collected may be retained to ensure future payments to investors. For amortizing securitizations, amounts collected in excess of the amount that is used to pay the above amounts are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal. See page 87-89 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 18” for quantitative information regarding revenues, expenses and cash flows that arise from securitization transactions.

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of December 31, 2004, no early amortization events related to its off-balance sheet securitizations have occurred. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity.

The amounts of investor principal from off-balance sheet consumer loans as of December 31, 2004 that are expected to amortize into the Company’s consumer loans, or be otherwise paid over the periods indicated, are summarized in Table 13. Of the Company’s total managed loans, 52% and 53% were included in off-balance sheet securitizations for the years ended December 31, 2004 and 2003, respectively.

Funding Commitments Related to Synthetic Fuel Tax Credit Transaction

In June 2004, the Corporation established and consolidated Capital One Appalachian LLC (“COAL”). COAL is a special purpose entity established to invest a 24.9% minority ownership interest in a limited partnership. The partnership was established to operate a facility which produces a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. COAL purchased its interest in the partnership from a third party paying $2.1 million in cash and agreeing to pay an estimated $115.0 million comprised of fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership. Actual total payments will be based on the amount of tax credits generated by the partnership through the end of 2007. In exchange, COAL will receive an estimated $137.7 million in tax benefits resulting from a combination of deductions, allocated partnership operating losses, and tax credits. The Corporation has guaranteed COAL’s commitments to both the partnership and the third party. As of December 31, 2004, the Company has recorded $19.7 million in tax benefits and had an estimated remaining commitment for fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership of $100.2 million.

Guarantees

Residual Value Guarantees

In December 2000, the Company entered into a 10-year agreement for the lease of the headquarters building being constructed in McLean, Virginia. The agreement called for monthly rent to commence upon completion, which occurred in the first quarter of 2003, and is based on LIBOR rates applied to the cost of the building funded. If, at the end of the lease term, the Company does not purchase the property, the Company guarantees a maximum residual value of up to $114.8 million representing approximately 72% of the $159.5 million cost of the building. This agreement, made with a multi-purpose entity that is a wholly-owned subsidiary of one of the Company’s lenders, provides that in the event of a sale of the property, the Company’s obligation would be equal to the sum of all amounts owed by the Company under a note issuance made in connection with the lease inception. As of December 31, 2004, the value of the building was estimated to be above the maximum residual value that the Company guarantees; thus, no deficiency existed and no liability was recorded relative to this property.

Other Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Corporation entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Corporation shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Corporation the amount of such payment. At December 31, 2004, the maximum exposure to the Corporation under the letter agreements was approximately $6.1 million.

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

As of and for the Year Ended December 31, 2004

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)

Income Statement Measures
Net interest income	$3,002,978	$3,631,764	$6,634,742
Non-interest income	5,900,157	(1,675,571)	4,224,586

Total revenue	8,903,135	1,956,193	10,859,328
Provision for loan losses	1,220,852	1,956,193	3,177,045
Net charge-offs	1,295,568	1,956,193	3,251,761

Balance Sheet Measures
Consumer loans	$38,215,591	$41,645,708	$79,861,299
Total assets	53,747,255	41,044,776	94,792,031
Average consumer loans	34,265,668	39,446,005	73,711,673
Average earning assets	46,655,669	37,584,633	84,240,302
Average total assets	50,648,052	38,844,527	89,492,579
Delinquencies	1,472,194	1,581,884	3,054,078

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” issued April 2003.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

Adoption of Accounting Pronouncements and Accounting Changes

In December 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standard No. 123 Accounting for Stock Based Compensation (“SFAS 123”), prospectively to all awards granted, modified or settled after January 1, 2003. The adoption of SFAS 123 resulted in the recognition of compensation expense of $5.0 million for the year ended December 31, 2003. Compensation expense resulted from the discounts provided under the Associate Stock Purchase Plan and the amortization of the estimated fair value of stock options granted during 2003.

In July 2003, the Company adopted the provisions of FASB interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Revised (“FIN 46(R)”). The Company has consolidated all material variable interest entities (“VIEs”) for which the Company is the primary beneficiary, as defined by FIN 46(R). The consolidation of the VIEs resulted in a $15.0 million ($23.9 pre-tax) charge for the cumulative effect of a change in accounting principle.

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

Consolidated Earnings Summary

The following discussion provides a summary of 2004 results compared to 2003 results and 2003 results compared to 2002 results. Each component is discussed in further detail in subsequent sections of this analysis.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net income increased to $1.5 billion, or $6.21 per share (diluted), for the year ended December 31, 2004, compared to net income of $1.1 billion, or $4.85 per share (diluted), in 2003. This represents 36% net income growth and 28% earnings per share growth in 2004. The growth in earnings for 2004 was primarily driven by an increase in the managed consumer loan portfolio, a reduction in the provision for loan losses, and an increase in servicing and securitization income and other non-interest income, offset in part by an increase in marketing and operating expenses.

Managed loans consist of the Company’s reported loan portfolio combined with the off-balance sheet securitized loan portfolio. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio. Average managed loans increased $10.8 billion, or 17%, to $73.7 billion for the year ended December 31, 2004 from $62.9 billion for the prior year.

The managed net interest margin for the year ended December 31, 2004, decreased to 7.88% from 8.64% for the year ended December 31, 2003. This decrease was due to a reduction in managed earning asset yields, slightly offset by a reduction in the cost of funds. Managed loan yields decreased by 83 basis points to 13.05% for the year ended December 31, 2004, from 13.88% in the prior year. The decrease in managed loan yields resulted from the Company’s continued asset diversification beyond U.S. consumer credit cards and a bias toward originating higher credit quality, lower yielding loans. In addition, the Company built the average size of its liquidity portfolio by $3.5 billion to $10.5 billion in 2004, from $7.0 billion in 2003, placing additional downward pressure on managed earning asset yields as the yield on the liquidity portfolio is lower than the yield on consumer loans.

For the year ended December 31, 2004, the provision for loan losses decreased to $1.2 billion from $1.5 billion for the year ended December 31, 2003. The decrease in the provision for loan losses reflects a reduction in net charge-offs, improving delinquency rates and lower forecasted charge-offs for the reported loan portfolio at

December 31, 2004. The improvements in the Company’s credit quality metrics are a result of the continued asset diversification beyond U.S consumer credit cards, continued bias toward originating higher credit quality, lower yielding loans, improved collection experience and an overall improvement in general economic conditions compared with the prior year.

Servicing and securitization income increased $432.1 million as a result of a 16% increase in the average off-balance sheet loan portfolio for the year ended December 31, 2004 when compared with the prior year, partially offset by a reduction in the excess spread generated by the off-balance sheet portfolio due to a higher concentration of higher credit quality, lower yielding loans.

For the year ended December 31, 2004, other non-interest income increased $100.6 million, or 51%, when compared to the prior year. This increase is primarily attributable to $72.6 million in pre-tax gains recognized in 2004 on the sale of the Company’s joint venture investment in South Africa and sale of the French loan portfolio. The remaining variance is due to increases in income derived from purchased charged-off loan portfolios, slightly offset by a decrease in auto gains and an increase in losses on sales of securities available for sale and losses on the repurchases of senior notes during 2004.

Marketing expense increased $219.4 million, or 20%, to $1.3 billion for the year ended December 31, 2004, compared to the prior year. The increase in marketing expense resulted from favorable opportunities to originate loans during 2004 combined with continued brand investments. Operating expenses increased $246.1 million, or 7%, for the year ended December 31, 2004 to $4.0 billion from $3.7 billion for the prior year. The increases were primarily related to charges associated with corporate-wide cost reduction initiatives, charges related to a change in asset capitalization thresholds and charges related to the impairment of internally developed software. Although operating expenses increased, operating expenses as a percentage of average managed loans for the year ended December 31, 2004 fell 53 basis points to 5.41% from 5.94% for the prior year. This reduction reflects the continued improvement in the Company’s operating efficiencies.

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

The managed net interest margin for the year ended December 31, 2003, decreased to 8.64% from 9.23% for the year ended December 31, 2002. This decrease was due to a reduction in managed earning asset yields. Managed loan yields decreased by 76 basis points to 13.88% for the year ended December 31, 2003, from 14.64% compared to the prior year. The decrease in managed loan yields resulted from the shift in the mix of the managed loan portfolio to higher credit quality, lower yielding loans, an increase in low introductory rate accounts compared to the prior year and reduced pricing on many of the Company’s new loans in response to lower funding costs and increased competitive pressure. In addition, the Company built its average liquidity portfolio by $2.5 billion to $7.0 billion in 2003, from $4.5 billion in 2002, placing additional downward pressure on managed earning asset yields.

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

For the year ended December 31, 2003, pre-tax gains on sales of auto loans increased $38.2 million to $66.4 million from $28.2 million for the year ended December 31, 2002.

During 2003, the Company realized pre-tax losses on the sales of securities totaling $9.4 million, compared to $77.5 million of after-tax gains on sales of securities recognized in 2002. In addition, there were no gains on the repurchase of senior bank notes recognized during 2003, compared to pre-tax gains of $27.0 million recognized in 2002. The Company routinely evaluates its liquidity portfolio positions and rebalances its investment portfolio when appropriate, which results in periodic gains and losses.

Marketing expense increased $47.8 million to $1.1 billion for the year ended December 31, 2003, compared to the prior year. The increase in marketing expense resulted from favorable opportunities to originate higher credit quality loans during 2003 combined with continued branding efforts. Operating expenses increased $223.3 million for the year ended December 31, 2003 to $3.7 billion from $3.5 billion for the prior year. The increases were primarily due to increased credit and recovery efforts, investment in IT infrastructure to support future growth and costs associated with the expansion of the Company’s enterprise risk management program and systems to further strengthen internal controls.

Consolidated Statements of Income

Net Interest Income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s consumer loans and income earned on securities, less interest expense on borrowings, which includes interest-bearing deposits, borrowings from senior and subordinated notes and other borrowings.

Reported net interest income for the year ended December 31, 2004 increased $217.9 million, or 8%, to $3.0 billion compared to $2.8 billion for the prior year. The increase in net interest income is primarily a result of a 25% increase in the Company’s reported average earning assets for the year ended December 31, 2004 compared to the prior year, offset by a decrease in earning asset yields. The reported net interest margin decreased 101 basis points to 6.44% for the year ended December 31, 2004 compared to 7.45% for the prior year. The decrease was primarily due to a decrease in the reported loan yield, slightly offset by a decrease in the cost of funds. The reported loan yield decreased 135 basis points to 12.36% for the year ended December 31, 2004, compared to 13.71% for the year ended December 31, 2003. The yield on reported loans decreased due to the Company’s continued asset diversification beyond U.S. consumer credit cards and continued bias toward originating higher credit quality, lower yielding loans when compared with the prior year. In addition, the Company increased the average size of its liquidity portfolio by $3.5 billion during 2004. The yield on liquidity portfolio assets is lower than those on consumer loans and served to reduce the overall earning assets yields.

Reported net interest income for the year ended December 31, 2003, was $2.8 billion compared to $2.7 billion for 2002. Excluding the one-time impact of the change in recoveries estimate of $38.4 million for the year ended December 31, 2002, net interest income for the year ended December 31, 2003 increased $27.6 million, or 1% compared to the prior year. The slight increase in net interest income is primarily a result of a 20% increase in the

Company’s earning assets for the year ended December 31, 2003 compared to the prior year, offset by a decrease in earning asset yields. The reported net interest margin was 7.45% for the year ended December 31, 2003 compared to 8.73% for the prior year. Excluding the one-time impact of the change in recoveries estimate of 12 basis points, the net interest margin decreased 116 basis points for the year ended December 31, 2003. The decrease was primarily due to a decrease in the reported loan yield. The reported loan yield decreased 144 basis points to 13.71% for the year ended December 31, 2003, compared to 15.15% for the year ended December 31, 2002. The yield on reported loans decreased due to a shift in the mix of the reported loan portfolio towards a greater composition of lower yielding, higher credit quality loans and an increase in low introductory rate accounts compared to the prior year. In addition, the Company increased its average liquidity portfolio by $2.5 billion during 2003. The yield on liquidity portfolio assets is significantly lower than those on consumer loans and served to reduce the overall earning assets yields.

Table 1 provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for each of the years ended December 31, 2004, 2003 and 2002.

Table 1: Statements of Reported Average Balances, Income and Expense, Yields and Rates

	Year Ended December 31
	2004			2003			2002
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$30,725,908	$3,844,036	12.51%	$25,923,208	$3,578,994	13.81%	$22,248,006	$3,436,392	15.45%
International	3,539,760	390,384	11.03%	2,754,408	353,301	12.83%	2,788,013	356,069	12.77%
Total consumer loans	34,265,668	4,234,420	12.36%	28,677,616	3,932,295	13.71%	25,036,019	3,792,461	15.15%
Securities available for sale	8,879,785	312,374	3.52%	5,335,492	192,594	3.61%	3,873,186	184,407	4.76%
Other
Domestic	2,577,403	192,901	7.48%	2,836,531	215,957	7.61%	1,951,996	187,230	9.59%
International	932,813	54,725	5.87%	512,658	26,808	5.23%	286,398	16,668	5.82%
Total Other	3,510,216	247,626	7.05%	3,349,189	242,765	7.25%	2,238,394	203,898	9.11%
Total earning assets	46,655,669	$4,794,420	10.28%	37,362,297	$4,367,654	11.69%	31,147,599	$4,180,766	13.42%
Cash and due from banks	506,483			387,167			507,355
Allowance for loan losses	(1,473,003)			(1,627,020)			(1,178,243)
Premises and equipment, net	874,960			833,343			802,544
Other	4,083,943			4,239,626			2,922,469
Total assets	$50,648,052			$41,195,413			$34,201,724
Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$22,517,293	$916,343	4.07%	$18,550,273	$817,515	4.41%	$14,650,582	$748,809	5.11%
International	1,795,996	93,202	5.19%	1,217,690	74,135	6.09%	956,360	63,080	6.60%
Total Deposits	24,313,289	1,009,545	4.15%	19,767,963	891,650	4.51%	15,606,942	811,889	5.20%
Senior and subordinated notes	7,203,423	486,812	6.76%	5,915,300	423,826	7.16%	5,668,343	408,205	7.20%
Other borrowings
Domestic	8,518,817	295,029	3.46%	7,061,192	267,066	3.78%	5,689,369	240,530	4.23%
International	1,360	56	4.12%	1,532	23	1.50%	23,350	1,030	4.41%
Total Other borrowings	8,520,177	295,085	3.46%	7,062,724	267,089	3.78%	5,712,719	241,560	4.23%
Total interest-bearing liabilities	40,036,889	$1,791,442	4.47%	32,745,987	$1,582,565	4.83%	26,988,004	$1,461,654	5.42%
Other	3,315,616			3,125,956			3,065,570
Total liabilities	43,352,505			35,871,943			30,053,574
Equity	7,295,547			5,323,470			4,148,150
Total liabilities and equity	$50,648,052			$41,195,413			$34,201,724
Net interest spread			5.81%			6.86%			8.00%
Interest income to average earning assets			10.28%			11.69%			13.42%
Interest expense to average earning assets			3.84%			4.24%			4.69%
Net interest margin			6.44%			7.45%			8.73%
(1)	Interest income includes past-due fees on loans of approximately $792.0 million, $799.3 million and $955.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income includes $38.4 million related to the one-time impact of the change in recoveries assumption for the year ended December 31, 2002. This resulted in a 12 basis point increase in the net interest margin.

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

Table 2: Interest Variance Analysis

	Year Ended December 31
	2004 vs. 2003			2003 vs. 2002
		Change due to(1)			Change due to(1)
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/ Rate	Increase (Decrease)(2)	Volume	Yield/ Rate
Interest Income:
Consumer loans
Domestic	$265,042	$621,769	$(356,727)	$142,602	$527,384	$(348,003)
International	37,083	91,268	(54,185)	(2,768)	(4,294)	3,123
Total consumer loans	302,125	716,011	(413,886)	139,834	516,636	(338,426)
Securities available for sale	119,780	124,802	(5,022)	8,187	59,359	(51,172)
Other
Domestic	(23,056)	(19,446)	(3,610)	28,727	72,817	(44,090)
International	27,917	24,302	3,615	10,140	11,984	(1,844)
Total Other	4,861	11,471	(6,610)	38,867	86,542	(47,675)
Total interest income	426,766	997,989	(571,223)	186,888	764,253	(538,989)
Interest Expense:
Deposits
Domestic	98,828	164,969	(66,141)	68,706	181,224	(112,518)
International	19,067	31,243	(12,176)	11,055	16,202	(5,147)
Total Deposits	117,895	192,915	(75,020)	79,761	197,260	(117,499)
Senior and subordinated notes	62,986	88,136	(25,150)	15,621	17,704	(2,083)
Other borrowings
Domestic	27,963	51,829	(23,866)	26,536	53,744	(27,208)
International	33	(3)	36	(1,007)	(590)	(417)
Total Other borrowings	27,996	51,821	(23,825)	25,529	52,916	(27,387)
Total interest expense	208,877	332,758	(123,881)	120,911	289,535	(168,624)
Net interest income	$217,889	$631,687	$(413,798)	$65,977	$492,017	$(387,664)
(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	The change in interest income includes $38.4 million related to the one-time impact of the change in recoveries assumption for the year ended December 31, 2002.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses resulting from securitization transactions and fair value adjustments of the retained interests.

Servicing and securitizations income increased $432.1 million, or 13%, to $3.6 billion for the year ended December 31, 2004, from $3.2 billion for the year ended December 31, 2003. This increase was primarily the result of a 16% increase in the average off-balance sheet loan portfolio for the year ended December 31, 2004, compared to the prior year, partially offset by a reduction in the excess spread generated by the off-balance sheet portfolio due to a higher concentration of higher credit quality, lower yielding loans.

Servicing and securitizations income increased $406.2 million, or 14%, to $3.2 billion for the year ended December 31, 2003, from $2.8 billion for the year ended December 31, 2002. This increase was primarily the result of a 24% increase in the average off-balance sheet loan portfolio for the year ended December 31, 2003, compared to the prior year, offset in part by a reduction in the excess spread generated by the off-balance sheet loan portfolio due to decreased interest and fees and an increase in charge-offs.

Service Charges and Other Customer-Related Fees

Service charges and other customer-related fees decreased by $147.5 million, or 9%, to $1.5 billion for the year ended December 31, 2004 compared to $1.6 billion for the year ended December 31, 2003. The decrease is the result of lower overlimit and annual membership fees generated on the reported loan portfolio resulting from the Company’s continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality, lower yielding loans and ongoing product modifications.

Service charges and other customer-related fees decreased by $307.6 million, or 16%, to $1.6 billion for the year ended December 31, 2003 compared to $1.9 billion for the year ended December 31, 2002. $44.4 million of the decrease relates to the one-time impact of the change in recoveries estimate recognized in 2002. The remaining decrease primarily reflects a shift in mix of the reported loan portfolio towards higher credit quality, lower fee-generating loans and a decrease in the number of accounts compared to the prior year.

Interchange Income

Interchange income increased $99.0 million, or 26%, to $475.8 million for the year ended December 31, 2004, compared to $376.8 million for the prior year. This increase is primarily attributable to growth in the reported loan portfolio, increased purchase volumes and increased rates paid to the Company by MasterCard and Visa. Total interchange income is net of $128.2 million and $115.4 million of costs related to the Company’s rewards programs for the years ended December 31, 2004 and 2003, respectively. The 11% increase in the rewards expense is due to an increase in purchase volumes and an expansion of reward programs during 2004.

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

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by the Company’s healthcare finance business, gains on the sale of auto loans and income earned related to purchased charged-off loan portfolios.

Other non-interest income increased $100.6 million, or 51%, to $297.9 million for the year ended December 31, 2004 compared to $197.3 million for the prior year. The increase in other non-interest income was primarily due to $72.6 million in pre-tax gains recognized in 2004 related to the sale of the Company’s joint venture investment in South Africa ($31.5 million pre-tax) and sale of the French loan portfolio ($41.1 million pre-tax) and an increase in income earned from purchased charged-off loan portfolios of $43.7 million for the year ended December 31, 2004, when compared to 2003. These increases were partially offset by decreases in auto gains of $26.1 million and an $18.0 million increase in losses realized on the sale of securities and the repurchase of senior notes for the year ended December 31, 2004 when compared with the prior year.

Other non-interest income decreased $78.6 million, or 28%, to $197.3 million for the year ended December 31, 2003 compared to $275.9 million for the prior year. The decrease in other non-interest income was primarily due to $9.4 million of losses recognized on sales of securities for the year ended December 31, 2003, compared to $77.5 million of gains recognized on sales of securities for the year ended December 31, 2002. In addition, there were no gains recognized for senior note repurchases in 2003, compared to $27.0 million recognized in 2002. There was a $23.6 million decrease in the fair value of free-standing derivatives for the year ended December 31, 2003. These decreases were offset in part by a $38.2 million increase in gains on sales of auto loans for the year ended December 31, 2003 and an increase in income earned from purchased charged-off loan portfolios of $34.5 million for the year ended December 31, 2003, compared to 2002.

Non-Interest Expense

Non-interest expense, which consists of marketing and operating expenses, increased $465.5 million, or 10%, to $5.3 billion for the year ended December 31, 2004 compared to $4.9 billion for the year ended December 31, 2003. Marketing expense increased $219.4 million, or 20%, for the year ended December 31, 2004, compared to the prior year. The increase in marketing expense is the result of favorable opportunities to originate loans during 2004 combined with continued brand investments. Operating expenses were $4.0 billion for the year ended December 31, 2004, compared to $3.7 billion for December 31, 2003. The increase in operating expense of $246.1 was primarily due to $161.2 million in pre-tax charges consisting of $124.8 million in employee termination benefits and facility consolidation costs related to corporate-wide cost reduction initiatives, $20.6 million related to a change in asset capitalization thresholds and $15.8 million related to impairment of internally developed software. Additionally, a $41.8 million increase in professional services expense and a $50.5 million increase in expenses related to credit recovery efforts contributed to the increase in operating expense for the year ended December 31, 2004 when compared with the prior year. Although operating expenses increased, operating expenses as a percentage of average managed loans for the year ended December 31, 2004 fell 53 basis points to 5.41% from 5.94% for the prior year. This reduction reflects the continued improvement in the Company’s operating efficiencies.

Non-interest expense increased $271.1 million, or 6%, to $4.9 billion for the year ended December 31, 2003 compared to $4.6 billion for the year ended December 31, 2002. Marketing expense increased $47.8 million, or 4%, for the year ended December 31, 2003, compared to the prior year. The increase is the result of the Company investing in new and existing product opportunities. Operating expenses were $3.7 billion for the year ended December 31, 2003, compared to $3.5 billion for December 31, 2002. The increase in operating expense of $223.3 was primarily due to increased credit and recovery efforts of $137.1 million, investment in IT infrastructure to support future growth of $30.0 million and costs associated with the expansion of the Company’s enterprise risk management programs and systems to further strengthen internal controls.

Income Taxes

The Company’s income tax rate was 34.6%, 37% and 38% for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in the 2004 income tax rate was primarily due to increased profitability in the Company’s International businesses which are in lower taxed territories, investment in synthetic fuel credits and ongoing tax planning activities. The effective rate includes state, federal and international income tax components.

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

Table 3: Managed Consumer Loan Portfolio

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002	2001	2000
Year-End Balances:
Reported consumer loans:
Domestic	$33,704,160	$29,848,366	$24,581,555	$18,546,426	$12,591,561
International	4,511,431	3,001,903	2,762,375	2,374,588	2,521,151
Total	38,215,591	32,850,269	27,343,930	20,921,014	15,112,712
Securitization Adjustments(1):
Domestic	35,622,362	33,749,566	29,834,441	22,747,293	13,961,714
International	6,023,346	4,644,961	2,568,166	1,595,656	449,600
Total	41,645,708	38,394,527	32,402,607	24,342,949	14,411,314
Managed consumer loan portfolio:
Domestic	69,326,522	63,597,932	54,415,996	41,293,719	26,553,275
International	10,534,777	7,646,864	5,330,541	3,970,244	2,970,751
Total	$79,861,299	$71,244,796	$59,746,537	$45,263,963	$29,524,026
Average Balances:
Reported consumer loans:
Domestic	$30,725,908	$25,923,208	$22,248,006	$14,648,298	$9,320,165
International	3,539,760	2,754,408	2,788,013	2,636,008	2,167,611
Total	34,265,668	28,677,616	25,036,019	17,284,306	11,487,776
Securitization Adjustments(1):
Domestic	34,286,547	30,980,006	25,812,000	17,718,683	10,804,845
International	5,159,458	3,254,331	1,951,547	609,328	342,241
Total	39,446,005	34,234,337	27,763,547	18,328,011	11,147,086
Managed consumer loan portfolio:
Domestic	65,012,455	56,903,214	48,060,006	32,366,981	20,125,010
International	8,699,218	6,008,739	4,739,560	3,245,336	2,509,852
Total	$73,711,673	$62,911,953	$52,799,566	$35,612,317	$22,634,862
(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” issued April 2003.

Table 4 indicates the impact of the consumer loan securitizations on average earning assets, net interest margin and loan yield for the periods presented. The Company intends to continue to securitize consumer loans.

Table 4: Comparison of Managed and Reported Operating Data and Ratios

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Reported:
Average earning assets	$46,655,669	$37,362,297	$31,147,599
Net interest margin(1)	6.44%	7.45%	8.73%
Loan yield(2)	12.36%	13.71%	15.15%

Managed:
Average earning assets	$84,240,302	$69,873,159	$57,266,637
Net interest margin(1)	7.88%	8.64%	9.23%
Loan yield(2)	13.05%	13.88%	14.64%
(1)	Reported and managed net interest margin increased 12 basis points and 7 basis points, respectively, as a result of the one-time impact of the change in recoveries assumption for the year ended December 31, 2002.
(2)	Reported and managed loan yield increased 15 basis points and 7 basis points, respectively, as a result of the one-time impact of the change in recoveries assumption for the year ended December 31, 2002.

Return on Average Assets

The Company’s products are designed with the objective of maintaining strong risk-adjusted returns and providing diversification across the credit spectrum and consumer lending products. Management believes that a comparable measure for external analysis is the Company’s return on average assets.

The Company has aggressively marketed lending products to high credit quality consumers. In addition, the Company continues to diversify its products beyond U.S. consumer credit cards. While these products typically consist of lower yielding loans compared with those previously made, they provide favorable impacts on managed charge-offs, operating expenses and marketing as a percentage of average assets.

Table 5 provides income statement data and ratios for the Company’s reported and managed consumer loan portfolio. The causes of increases and decreases in the various components of net income are discussed in sections previous to this analysis.

Table 5: Return on Average Assets

	Year Ended December 31
(Dollars in thousands)	2004		2003		2002
Reported:
Average Assets	$50,648,052		$41,195,413		$34,201,724
Revenue(1)	8,903,135	17.58%	8,201,013	19.91%	8,185,948	23.93%
Less Expense:
Provision	(1,220,852)	(2.41)	(1,517,497)	(3.68)	(2,149,328)	(6.28)
Operating	(3,984,439)	(7.87)	(3,738,301)	(9.07)	(3,514,957)	(10.28)
Marketing	(1,337,780)	(2.64)	(1,118,422)	(2.72)	(1,070,624)	(3.13)
Tax	(816,582)	(1.61)	(675,914)	(1.64)	(551,395)	(1.61)
Cumulative Effect of Accounting Change(2)	—	—	(15,037)	(0.04)	—	—
Net Income (ROA)	$1,543,482	3.05%	$1,135,842	2.76%	$899,644	2.63%
Managed:
Average Assets	$89,492,579		$74,822,509		$61,411,901
Revenue(1)	10,859,328	12.13%	10,238,540	13.68%	9,695,512	15.79%
Less Expense:
Provision	(3,177,045)	(3.55)	(3,555,024)	(4.75)	(3,658,892)	(5.96)
Operating	(3,984,439)	(4.45)	(3,738,301)	(5.00)	(3,514,957)	(5.72)
Marketing	(1,337,780)	(1.49)	(1,118,422)	(1.49)	(1,070,624)	(1.74)
Tax	(816,582)	(0.91)	(675,914)	(0.90)	(551,395)	(0.90)
Cumulative Effect of Accounting Change(2)	—	—	(15,037)	(0.02)	—	—
Net Income (ROA)	$1,543,482	1.73%	$1,135,842	1.52%	$899,644	1.47%
(1)	Revenue equals net interest income plus non-interest income.
(2)	Cumulative effect of accounting change is related to the adoption of FASB interpretation No. 46, Consolidation of Variable Interest Entities.

Asset Quality

The asset quality of a portfolio is generally a function of the initial underwriting criteria used, levels of competition, account management activities and demographic concentration, as well as general economic conditions. The Company’s credit risk profile is managed to maintain strong risk adjusted returns and increased diversification across the full credit spectrum and in each of its lending products. Certain customized lending products have, in some cases, higher delinquency and charge-off rates. The costs associated with higher delinquency and charge-off rates are considered in the pricing of individual products.

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

The 30-plus day delinquency rate for the reported consumer loan portfolio decreased 94 basis points to 3.85% at December 31, 2004, from 4.79% at December 31, 2003. The 30-plus day delinquency rate for the managed consumer loan portfolio was 3.82% at December 31, 2004, down 64 basis points from 4.46% at December 31, 2003. Both reported and managed consumer loan delinquency rate decreases principally reflect the Company’s continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality loans, improved collections experience and an overall improvement in general economic conditions.

Table 6: Delinquencies

	As of December 31
	2004		2003		2002(1)		2001		2000
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$38,215,591	100.00%	$32,850,269	100.00%	$27,343,930	100.00%	$20,921,014	100.00%	$15,112,712	100.00%
Loans delinquent:
30-59 days	741,723	1.94%	755,930	2.30%	762,040	2.79%	494,871	2.37%	418,967	2.77%
60-89 days	313,559	0.82%	362,766	1.10%	373,451	1.37%	233,206	1.11%	242,770	1.61%
90-119 days	196,457	0.51%	207,353	0.63%	238,091	0.87%	144,957	0.69%	178,001	1.18%
120-149 days	120,589	0.32%	149,246	0.45%	174,651	0.64%	85,580	0.41%	136,932	0.91%
150 or more days	99,866	0.26%	98,164	0.31%	125,636	0.45%	53,943	0.26%	120,641	0.79%
Total	$1,472,194	3.85%	$1,573,459	4.79%	$1,673,869	6.12%	$1,012,557	4.84%	$1,097,311	7.26%
Loans delinquent by geographic area:
Domestic	1,380,022	4.05%	1,509,370	5.06%	1,611,650	6.56%	930,077	5.02%	1,034,995	8.23%
International	92,172	2.04%	64,089	2.13%	62,219	2.25%	82,480	3.47%	62,316	2.46%
Managed:
Loans outstanding	$79,861,299	100.00%	$71,244,796	100.00%	$59,746,537	100.00%	$45,263,963	100.00%	$29,524,026	100.00%
Loans delinquent:
30-59 days	1,299,782	1.63%	1,335,231	1.87%	1,366,072	2.29%	934,681	2.06%	605,040	2.05%
60-89 days	664,629	0.83%	718,247	1.01%	753,735	1.26%	502,959	1.11%	349,250	1.18%
90-119 days	479,404	0.60%	488,471	0.69%	526,710	0.88%	353,750	0.78%	251,690	0.85%
120-149 days	336,924	0.42%	365,971	0.51%	394,721	0.66%	251,434	0.56%	184,061	0.62%
150 or more days	273,339	0.34%	270,009	0.38%	304,156	0.51%	198,823	0.44%	154,613	0.53%
Total	$3,054,078	3.82%	$3,177,929	4.46%	$3,345,394	5.60%	$2,241,647	4.95%	$1,544,654	5.23%
(1)	2002 reported and managed delinquency rates include 28 basis point and 13 basis point increases, respectively, related to the one-time impact of the 2002 change in recoveries assumption.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. The Company charges off credit card loans at 180 days past the due date and generally charges off other consumer loans at 120 days past the due date or upon repossession of collateral. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense.

For the year ended December 31, 2004, the reported and managed net charge-off rates decreased 196 and 145 basis points, to 3.78% and 4.41%, respectively when compared with the prior year. The decrease in net charge-off rates principally relates to the Company’s continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality loans, improved collections experience and an overall improvement in general economic conditions.

Table 7 shows the Company’s net charge-offs for the years presented on a reported and managed basis.

Table 7: Net Charge-offs

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002	2001	2000
Reported:
Average loans outstanding	$34,265,668	$28,677,616	$25,036,019	$17,284,306	$11,487,776
Net charge-offs	1,295,568	1,646,360	1,259,684	822,257	627,312
Net charge-offs as a percentage of average loans outstanding	3.78%	5.74%	5.03%	4.76%	5.46%
Managed:
Average loans outstanding	$73,711,673	$62,911,953	$52,799,566	$35,612,617	$22,634,862
Net charge-offs	3,251,761	3,683,887	2,769,249	1,655,947	1,031,590
Net charge-offs as a percentage of average loans outstanding	4.41%	5.86%	5.24%	4.65%	4.56%

Provision For Loan Losses

The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that, for all relevant periods, the allowance for loan losses was adequate to cover anticipated losses in the total reported loan portfolio under then current conditions, met applicable legal and regulatory guidance and was consistent with GAAP. There can be no assurance as to future credit losses that may be incurred in connection with the Company’s loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans.

Table 8 sets forth the activity in the allowance for loan losses for the periods indicated. See “Asset Quality,” “Delinquencies” and “Net Charge-Offs” for a more complete analysis of asset quality.

Table 8: Summary of Allowance for Loan Losses

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002	2001	2000
Balance at beginning of year	$1,595,000	$1,720,000	$840,000	$527,000	$342,000
Provision for loan losses:
Domestic	1,085,467	1,388,463	2,025,885	1,048,972	705,195
International	135,385	129,034	123,443	71,485	107,666
Total provision for loan losses	1,220,852	1,517,497	2,149,328	1,120,457	812,861
Other	(15,284)	3,863	(9,644)	14,800	(549)
Charge-offs:
Domestic	(1,614,075)	(1,858,176)	(1,363,565)	(908,065)	(693,106)
International	(135,198)	(146,152)	(127,276)	(110,285)	(79,296)
Total charge-offs	(1,749,273)	(2,004,328)	(1,490,841)	(1,018,350)	(772,402)
Principal recoveries:
Domestic	410,493	320,349	203,412	176,102	136,334
International	43,212	37,619	27,745	19,991	8,756
Total principal recoveries	453,705	357,968	231,157	196,093	145,090
Net charge-offs	(1,295,568)	(1,646,360)	(1,259,684)	(822,257)	(627,312)
Balance at end of year	$1,505,000	$1,595,000	$1,720,000	$840,000	$527,000
Allowance for loan losses to loans at end of year	3.94%	4.86%	6.29%	4.02%	3.49%
Allowance for loan losses by geographic distribution:
Domestic	$1,354,849	$1,477,314	$1,636,405	$784,857	$451,074
International	150,151	117,686	83,595	55,143	75,926

For the year ended December 31, 2004, the provision for loan losses decreased $296.7 million, or 20%, to $1.2 billion from $1.5 billion for the year ended December 31, 2003. While the Company’s reported loan portfolio increased 16% to $38.2 billion at December 31, 2004 from $32.9 billion at December 31, 2003, the impact of the loan growth to the allowance was more than offset by the loan growth being concentrated in higher credit quality loans, an improvement in collection experience, and improved economic conditions. Evidence of the improvement in these factors can be seen in the 30-plus day reported delinquency rate which was 3.85% at

December 31, 2004, down 94 basis points from December 31, 2003 and the reported charge-off rate which was 3.78% for the year ended December 31, 2004, down 196 basis points from the prior year.

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

Table 9: Segments (Managed Basis)

	U.S. Card		Auto Finance		Global Financial Services
(Dollars in thousands)	2004	2003	2004	2003	2004	2003
Loans receivable	$48,609,571	$46,278,750	$9,997,497	$8,466,873	$21,240,325	$16,507,937
Net income	1,387,301	1,181,169	163,780	99,291	213,080	64,839
Net charge-off rate	5.05%	6.88%	3.28%	4.62%	3.39%	3.83%
30+ Delinquency rate	3.97	4.60	5.50	7.55	2.81	2.70

U.S. Card Segment

The U.S. Card segment consists of domestic credit card lending activities. Total U.S. Card segment loans increased 5% to $48.6 billion at December 31, 2004, compared to $46.3 billion at December 31, 2003. The Company achieved loan growth in this highly competitive segment by continuing to develop innovative new products and leverage its brand. The contribution to net income from the U.S. Card segment increased $206.1 million, or 17%, to $1.4 billion for the year ended December 31, 2004 when compared with the prior year. The increase in net income is attributable to growth in the loan portfolio, improving credit quality and operating efficiencies, partially offset by $62.1 million in after-tax severance and facility consolidation charges related to cost reduction initiatives and $9.6 million in after-tax charges related to a change in asset capitalization thresholds allocated to the U.S. Card segment during 2004.

The U.S. Card segment’s net charge-off rate decreased 183 basis points to 5.05% for the year ended December 31, 2004 when compared with the prior year. The reduction in the net charge-off rate resulted from a decrease in net charge-offs of $527.2 million, or 19%, while average U.S. Card segment loans grew 11% during 2004. The decrease in net charge-offs was driven by the Company’s continued bias toward originating higher credit quality loans, improved collections experience and an overall improvement in general economic conditions.

The 30-plus day delinquency rate for the U.S. Card segment was 3.97% at December 31, 2004, down 63 basis points from December 31, 2003. The decrease in delinquencies is due to the Company’s continued bias toward originating higher credit quality loans, improved collections experience, and an overall improvement in general economic conditions.

Auto Finance Segment

The Auto Finance segment primarily consists of automobile financing activities. Total Auto Finance segment loans increased 18% to $10.0 billion at December 31, 2004, compared to $8.5 billion at December 31, 2003. The increase in auto loans was primarily the result of growth in prime loans originated through the internet and growth in loans originated in the dealer segment. For the year ended December 31, 2004, the net income contribution from the Auto Finance segment increased $64.5 million, or 65% compared to 2003, as a result of growth in the loan portfolio and improving credit loss experience.

The Company sold $901.3 million and $1.9 billion of auto loans in 2004 and 2003, respectively. These transactions resulted in pre-tax gains of $40.3 million and $66.4 million for the years ended December 31, 2004 and 2003, respectively. Pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing, were $41.7 million and $57.3 million in 2004 and 2003, respectively. During 2004, the Company terminated its forward flow auto receivables agreement; however, the Company plans to continue to sell auto receivables through other channels.

For the year ended December 31, 2004, the Auto Finance segment’s net charge-off rate was 3.28%, down 134 basis points from the prior year. Net charge-offs of Auto Finance segment loans decreased $54.8 million, or 15%, while average Auto Finance loans for the year ended December 31, 2004 grew $1.5 billion, or 19%, compared to the prior year. The decrease in the charge-off rate was primarily driven by improved loan quality, collections performance and favorable industry trends, partially offset by a $20.4 million one-time acceleration of charge-offs related to a change in the charge-off recognition process for auto loans in bankruptcy.

The 30-plus day delinquency rate for the Auto Finance segment was 5.50 % at December 31, 2004, down 205 basis points from 7.55% at December 31, 2003. The decrease in delinquencies was the result of a higher mix of prime loans and improved delinquency performance of non-prime loans.

Global Financial Services Segment

The Global Financial Services segment includes international lending activities (including credit card lending), installment lending, small business lending and healthcare financing. Total Global Financial Services segment loans increased 29% to $21.2 billion at December 31, 2004, compared to $16.5 billion at December 31, 2003. The increase in total loans reflects the Company’s continued successful efforts to diversify its loan portfolio, an increase in account growth and the impact of changes in foreign currency exchange rates. Net income contribution from the Global Financial Services segment for the year ended December 31, 2004, increased $148.2 million, to $213.1 million, compared to the prior year. Global Financial Services segment net income includes after-tax charges of $17.0 million related to severance and facility consolidation resulting from cost reduction initiatives, $2.4 million related to changes in asset capitalization thresholds, and $10.3 million from the impairment of internally developed software. The overall improvement in the Global Financial Services segment’s financial performance was primarily due to the success of many of the Company’s larger diversification businesses in the U.S. and U.K.

During 2004, the Company sold its interest in a South African joint venture with a book value of $3.9 million to its joint venture partner. The Company received $26.2 million in cash, was forgiven $9.2 million in liabilities and recognized a pre-tax gain of $31.5 million. Also during 2004, the Company sold its French loan portfolio with a book value of $144.8 million to an external party. The Company received $178.7 million in cash, recorded $7.2 million in notes receivable and recognized a pre-tax gain of $41.1 million. The respective gains were recorded in non-interest income and reported in the Global Financial Services segment.

The Global Financial Services segment’s net charge-off rate was 3.39% for 2004, down 44 basis points when compared with the prior year. Net charge-offs increased $99.1 million, or 19% during 2004 while average Global Financial Services segment loans grew $4.7 billion, or 34%. The decrease in the net charge-off rate was driven primarily by a bias toward originating higher credit quality loans within the Global Financial Services segment, improved collection experience and an overall improvement in economic conditions.

The 30-plus day delinquency rate for the Global Financial Services segment was 2.81% at December 31, 2004, up 11 basis points from 2.70% at December 31, 2003. Global Financial Services delinquencies increased primarily as a result of an expansion of the international loan portfolio during 2004.

Funding

Funding Availability

The Company has established access to a variety of funding alternatives in addition to securitization of its consumer loans. Table 10 illustrates the Company’s unsecured funding sources.

Table 10: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability(1)(5)	Outstanding	Final Maturity(4)

Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$4,877	—
Senior Domestic Bank Note Program(3)	4/97	—	$232	—
Credit Facility	6/04	$750	—	6/07
Collateralized Revolving Credit Facility	—	$4,153	$197	—
Corporation shelf registration	7/02	$1,948	N/A	—
(1)	All funding sources are non-revolving except for the Credit Facility and the Collateralized Revolving Credit Facility. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Global Senior and Subordinated Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in April 2004.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $5.5 billion at December 31, 2004.

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $4.9 billion outstanding at December 31, 2004. During 2004, under the Senior and Subordinated Global Bank Note Program, the Bank issued $500.0 million of ten-year, 5.125% fixed rate bank notes in February and $500.0 million of five-year, 5.00% fixed rate bank notes in June. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $231.6 million was outstanding at December 31, 2004. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

In June 2004, the Company terminated its Domestic Revolving and Multicurrency Credit Facilities and replaced them with a new revolving credit facility providing for an aggregate of $750.0 million in unsecured borrowings from various lending institutions to be used for general corporate purposes (the “Credit Facility”). The Credit Facility is available to the Corporation, the Bank, the Savings Bank and Capital One Bank (Europe) plc. The Corporation’s availability has been increased to $500.0 million under the Credit Facility. All borrowings under the Credit Facility are based on varying terms of London InterBank Offering Rate (“LIBOR”).

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Collateralized Revolving Credit Facility”). As of December 31, 2004, the credit facility had the capacity to issue up to $4.4 billion in secured notes. The Collateralized Revolving Credit Facility has multiple participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of December 31, 2004, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. As a result of the Company becoming a bank holding company and the amendment of the Bank’s Virginia charter, the Bank began accepting deposits of less than $100 thousand through its brokered channel. This change lowers the cost of deposits gathered through the brokered channel and materially expands its potential capacity. The Company uses its data analysis capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as, to develop customized account management programs. As of December 31, 2004, the Company had $25.6 billion in interest-bearing deposits of which $2.3 billion were held in foreign banking offices and $12.2 billion represented large denomination certificates of $100 thousand or more with original maturities up to ten years.

Table 11 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of December 31, 2004.

Table 11: Maturities of Domestic Large Denomination Certificates—$100,000 or More

	December 31, 2004

(dollars in thousands)	Balance	Percent

Three months or less	$1,045,000	8.58%
Over 3 through 6 months	1,099,953	9.03%
Over 6 through 12 months	2,383,230	19.56%
Over 12 months through 10 years	7,653,882	62.83%

Total	$12,182,065	100.00%

Table 12 reflects the costs of other borrowings of the Company as of and for each of the years ended December 31, 2004, 2003 and 2002.

Table 12: Short-term Borrowings

(Dollars in Thousands)	Maximum Outstanding as of any Month-End	Outstanding as of Year-End	Average Outstanding	Average Interest Rate	Year-End Interest Rate

2004:
Federal funds purchased and resale agreements	$1,154,073	$1,154,073	$503,482	1.29%	1.78%
Other	1,318,404	201,622	763,303	3.85	2.10

Total		$1,355,695	$1,266,785	2.83%	1.83%
2003:
Federal funds purchased and resale agreements	$1,025,000	$45,000	$412,637	1.01%	0.97%
Other	1,835,238	1,152,947	1,006,804	2.82	1.81

Total		$1,197,947	$1,419,441	2.30%	1.78%
2002:
Federal funds purchased and resale agreements	$1,741,911	$554,887	$1,118,185	1.66%	1.26%
Other	1,418,184	897,208	844,715	2.96	2.09

Total		$1,452,095	$1,962,900	2.22%	1.77%

Additional information regarding funding can be found on pages 73-75 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 6”.

Funding Obligations

Table 13 summarizes the amounts and maturities of the contractual funding obligations of the Company, including off-balance sheet funding.

Table 13: Funding Obligations

	As of December 31, 2004

	Total	Up to 1 year	1-3 years	4-5 years	After 5 years

Interest-bearing deposits	$25,636,802	$7,682,475	$9,132,041	$7,591,092	$1,231,194
Senior and subordinated notes	6,874,790	1,456,523	1,525,175	1,996,209	1,896,883
Other borrowings(1)	9,637,019	4,837,008	3,946,622	853,389	—
Operating leases	214,723	41,275	70,182	68,753	34,513
Off-balance sheet securitization amortization	41,102,148	8,379,324	15,003,728	11,708,133	6,010,963

Total obligations	$83,465,482	$22,396,605	$29,677,748	$22,217,576	$9,173,553
(1)	Other borrowings includes secured borrowings for the Company’s on-balance sheet auto loan securitizations, junior subordinated capital income securities, federal funds purchased and resale agreements and other short-term borrowings.

The terms of the lease and credit facility agreements related to certain other borrowings and operating leases in Table 13 require several financial covenants (including performance measures and equity ratios) to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted above. As of December 31, 2004, the Company was not in default of any such covenants.

Liquidity Risk Management

Liquidity risk management refers to the way the Company manages the use and availability of various funding sources to meet its current and future operating needs. These needs change as loans grow, securitizations, debt and other deposits mature, and payments on other obligations are met. Because the characteristics of the Company’s assets and liabilities change, liquidity risk management is a dynamic process, affected by the pricing and maturity of investment securities, loans, deposits, securitizations and other assets and liabilities.

To facilitate liquidity risk management, the Company uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Company obtains funds through the gathering of deposits, issuing debt and equity, and securitizing assets. Further liquidity is provided to the Company through committed facilities. As of December 31, 2004, the Corporation, the Bank, the Savings Bank and COAF collectively had over $10.5 billion in unused commitments under various credit facilities (including the Collateralized Revolving Credit Facility) and unused conduit capacity available for liquidity needs.

Additionally, the Company maintains a portfolio of highly rated and highly liquid securities in order to provide adequate liquidity and to meet its ongoing cash needs. As of December 31, 2004, the Company had $10.7 billion of such securities, cash and cash equivalents.

As discussed in “Off-Balance Sheet Arrangements,” a significant source of liquidity for the Company has been the securitization of consumer loans. As of December 31, 2004 the Company funded approximately 52% of its managed loans through off-balance sheet securitizations. The Company expects to securitize additional loan principal receivables during 2005. The Company’s securitization program has maturities in 2005 and through 2019. The revolving securitizations have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization could have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet and accordingly would require incremental regulatory capital. As such amounts mature or are otherwise paid, the Company believes it can securitize additional consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect.

The Company is a leading issuer in the securitization markets, which have remained resilient through adverse conditions. Despite the size and relative stability of these markets and the Company’s position as a leading issuer, if these markets experience difficulties the Company may be unable to securitize its loan receivables or to do so at favorable pricing levels. Factors affecting the Company’s ability to securitize its loan receivables or to do so at favorable pricing levels include the overall credit quality of the Company’s securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. If the Company was unable to continue to securitize its loan receivables at current levels, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Company’s current liquidity sources could potentially subject the Company to certain risks. These risks would include an increase in the Company’s cost of funds, an increase in the reserve and the provision for possible credit losses as more loans would remain on the Company’s consolidated balance sheet, and limited or no loan growth, if the Company were unable to find alternative and cost-effective funding sources. In addition, if the Company could not continue to remove the loan receivables from the balance sheet the Company would possibly need to raise additional capital to support loan and asset growth.

Based on past deposit activity, the Company expects to retain a portion of its deposit balances as they mature. Therefore, the Company anticipates the net cash outflow related to deposits within the next year will be significantly less than reported in Table 13. The Company utilizes deposits to fund loan and other asset growth and to diversify funding sources.

Direct deposits are deposits marketed to and received from individual customers without the use of a third-party intermediary. Other deposits are deposits generally obtained through the use of a third-party intermediary. Included in the Company’s other deposits at December 31, 2004, were brokered deposits of $9.1 billion, compared to $8.3 billion at December 31, 2003. These deposits represented 36% and 37% of total deposits at December 31, 2004 and 2003, respectively. If these brokered deposits are not renewed at maturity, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At December 31, 2004, the Bank and Company were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Company’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Company’s direct deposits.

Other funding programs established by the Company include senior notes. At December 31, 2004, the Company had $6.9 billion in senior notes outstanding that mature in varying amounts from 2005 to 2014, as compared to $7.0 billion at December 31, 2003.

An additional source of funding for the Bank is provided by its global bank note program. Notes may be issued under this program with maturities of thirty days or more from the date of issue. During 2004, the Bank issued $1.0 billion (par value) of bank notes. At December 31, 2004, the Bank had $5.1 billion in bank notes outstanding. The bank notes are included in long-term debt and senior and subordinated notes in the Company’s balance sheet.

The Company also held $9.3 billion in available-for-sale investment securities and $1.4 billion of cash and cash equivalents at December 31, 2004, compared to $5.9 billion in investment securities and $2.0 billion of cash and cash equivalents at December 31, 2003. As of December 31, 2004, the weighted average life of the investment securities was approximately 3.6 years. These investment securities, along with cash and cash equivalents, provide increased liquidity and flexibility to support the Company’s funding requirements.

The Company has a $750.0 million credit facility committed through June 2007. The Company may take advances under the facility subject to covenants and conditions customary in a transaction of this nature. This facility may be used for general corporate purposes and was not drawn upon at December 31, 2004.

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

Additional information regarding derivative instruments can be found on pages 89-91 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19”.

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

The Company’s measurement of interest rate risk considers both earnings and market value exposures. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. When available, contractual maturities related to balance sheet and off-balance sheet positions are assumed. Balance sheet positions lacking contractual maturities and those with a likelihood of maturing prior to their contractual term are assumed to mature consistent with business line expectations or, when available in the case of marketable securities, market expectations. The Company’s Asset/Liability Management Policy limits the change in projected 12-month net interest income due to instantaneous parallel rate shocks of up to 300 basis points to less than 3% of base net interest income. As of December 31, 2004 the Company estimated a 2.6% increase in 12 month net interest income for an immediate 300 basis point rate increase and a 2.9% decline in 12 month net interest income for an immediate 300 basis point rate decline. The impacts to net interest income resulting from the rate shocks do not consider the impact of loan convexity.

In addition to limits related to possible changes in 12-month net interest income, the Asset/Liability Management Policy limits the pre-tax change in economic value of equity due to instantaneous parallel rate shocks of 100 basis points to less than 6%. As of December 31, 2004, the estimated reduction in economic value of equity due to an adverse 100 basis point rate shock is 2.1%.

As of December 31, 2004, the Company was in compliance with all of its interest rate risk management related policies. The precision of the measures used to manage interest rate risk is limited due to the inherent uncertainty of the underlying forecast assumptions. The measurement of interest rate sensitivity also does not consider the effects of changes in the overall level of economic activity associated with various interest rate scenarios or reflect the ability of management to take action to further mitigate exposure to changes in interest rates. This action may include, within legal and competitive constraints, the repricing of interest rates on outstanding credit card loans.

Table 14 reflects the interest rate repricing schedule for earning assets and interest-bearing liabilities as of December 31, 2004.

Table 14: Interest Rate Sensitivity

	As of December 31, 2004—Subject to Repricing
(Dollars in Millions)	Within 180 Days	>180 Days- 1 Year		>1 Year- 5 Years		Over 5 Years
Earning assets:
Federal funds sold and resale agreements	$774	$—		$—		$—
Interest-bearing deposits at other banks	310	—		—		—
Securities available for sale	74	414		7,695		1,117
Other	175	28		120		137
Consumer loans	14,539	2,357		9,950		11,370
Total earning assets	15,872	2,799		17,765		12,624
Interest-bearing liabilities:
Interest-bearing deposits	3,669	4,013		16,724		1,231
Senior and subordinated notes	1,457	—		3,521		1,897
Other borrowings	3,237	999		4,181		1,220
Total interest-bearing liabilities	8,363	5,012		24,426		4,348
Non-rate related net assets	—	—		—		(6,911)
Interest sensitivity gap	7,509	(2,213)		(6,661)		1,365
Impact of swaps	2,016	(413)		(1,603)		—
Impact of consumer loan securitizations	(3,318)	(334)		(6,193)		9,845
Interest sensitivity gap adjusted for impact of securitizations and swaps	$6,207	$(2,960)		$(14,457)		$11,210
Adjusted gap as a percentage of managed assets	6.55%	(3.12	) %	(15.25	) %	11.82%
Adjusted cumulative gap	$6,207	$3,247		$(11,210)		$—
Adjusted cumulative gap as a percentage of managed assets	6.55%	3.43%		(11.82	) %	0.00%

Foreign Exchange Risk

The Company is exposed to changes in foreign exchange rates which may impact translated income and expense associated with foreign operations. In order to limit earnings exposure to foreign exchange risk, the Company’s Asset/Liability Management Policy requires that all material foreign currency denominated transactions be hedged. As of December 31, 2004, the estimated reduction in 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability is less than 1%. The precision of this estimate is also limited due to the inherent uncertainty of the underlying forecast assumptions.

Capital Adequacy

Effective October 1, 2004, the Corporation registered as a bank holding company (“BHC”) with the Federal Reserve Bank of Richmond and became subject to the requirements of the Bank Holding Company Act of 1956, as amended. As a result of becoming a BHC, the Bank has amended its Virginia charter which removes restrictions on its activities and therefore permits the Bank to engage in a full range of lending, deposit-taking and other activities permissible under Virginia and federal banking laws and regulations. The Corporation also filed a notice with the Federal Reserve Bank of Richmond to retain its non-banking subsidiaries, including the Savings Bank and COAF, upon its conversion to a BHC.

The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”) while and the Savings Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (the “OTS”) (collectively, the “regulators”). The capital adequacy guidelines require the Company, the Bank and the Savings Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items. In addition, the Bank and Savings Bank must also adhere to the regulatory framework for prompt corrective action.

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” As of December 31, 2004, the Company’s, the Bank’s and the Savings Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company, the Bank or the Savings Bank’s capital category.

The Company, the Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Company, the Bank and the Savings Bank exceed the minimum capital adequacy guidelines as of December 31, 2004.

For purposes of the Subprime Guidelines, the Company has treated as subprime all loans in the Bank’s and Savings Bank’s targeted subprime programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and Savings Bank hold on average 200% of the total risk-based capital requirement that would otherwise apply to such assets. This results in higher levels of required regulatory capital at the Bank and the Savings Bank. As of December 31, 2004, approximately $5.3 billion or 18.3% of the Bank’s, and $2.3 billion or 16.6% of the Savings Bank’s, on-balance sheet assets were treated as subprime for purposes of the Subprime Guidelines.

The Company currently expects to operate each of the Bank and Savings Bank in the future with a total risk-based capital ratio of at least 12%. The Corporation has a number of alternatives available to meet any additional regulatory capital needs of the Bank and the Savings Bank, including substantial liquidity held at the Corporation and available for contribution.

Additionally, certain regulatory restrictions exist that limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of December 31, 2004, retained earnings of the Bank and the Savings Bank of $715.9 million and $633.3 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

Additional information regarding capital adequacy can be found on pages 82-83 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 15”.

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

Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2005, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations and do not take into account any acquisitions, including the pending acquisition of Hibernia, that might occur during the year. Certain statements are forward looking, and therefore actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and on page 18 in Item 1 “Business – Risk Factors.”

Earnings Goals

The Company expects diluted earnings per share results between $6.60 and $7.00 in 2005, which represents an increase of between 6% and 13% over its diluted earnings per share of $6.21 in 2004. The expected diluted earnings per share results for 2005 include the impact of the issuance of common stock under the forward purchase contracts in May of 2005 related to the upper DECs issued in April of 2002.

The Company’s 2005 earnings per share estimate is based on its expectations for continued strong earnings in its U.S. Card segment and increasing earnings contributions from its Auto Finance and Global Financial Services segments. The Company anticipates its managed loan growth rate in 2005 to be between 12 and 15 percent, with a higher growth rate in its diversification businesses than in its U.S. Card business.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affect fees, charge-offs and provision expense) and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2005 earnings are the portion of its loan portfolio it holds in lower loss assets, changes in consumer payment behavior, the competitive, legal, regulatory and reputational environment and the level of investments and growth in its diversification businesses.

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

Managed Revenue Margin

The Company expects its managed revenue margin (defined as managed net interest income plus managed non-interest income divided by average managed earning assets) to be modestly lower over time as a result of the Company’s continuing diversification efforts and its bias towards lower loss assets. Due to their product features, these assets may generate lower fee and interest revenue as a percentage of average loan balance than the Company’s current portfolio. However, as discussed more fully below, assets held in the Company’s diversification businesses typically have higher average balances than the loans in the Company’s current portfolio and, as a result, the Company is expected to have lower operating and marketing expenses as a percentage of average managed loans. The Company also expects these assets to have lower charge-offs.

Marketing Investment

The Company expects its’ marketing investment, including brand, in 2005 to be similar to that experienced in 2004, subject to opportunities it perceives in the competitive market. The Company believes the branded franchise that it is building strengthens and enables its current and future direct marketing and mass customization strategies across product lines. The Company cautions, however, that an increase or decrease in marketing expense, including brand, does not necessarily correlate to a comparable increase or decrease in loan balances or accounts due to, among other factors, the long-term nature of brand building, customer attrition and utilization patterns, variations in customer response rates and shifts over time in targeting consumers and/or products that have varying marketing acquisition costs.

The Company expects to vary its marketing across its various products depending on the competitive dynamics of the various markets in which it participates. The Company expects to adjust its marketing allocations from time to time to target specific product lines that it believes offer attractive response rates and opportunities.

Due to the nature of competitive market dynamics and therefore the limited periods of opportunity identified by the Company’s testing processes, marketing expenditures may fluctuate significantly from quarter to quarter. However, the Company expects that the higher growth rate in its diversification businesses than its U.S. card business will lead to a gradual decline through 2005 in its marketing costs as a percentage of average managed loans; however, the Company expects that absolute 2005 marketing costs will be similar to 2004 levels.

Operating Cost Trends

The Company believes that a successful focus on managing operating costs is a critical component of its financial outlook. The Company measures operating efficiency using a variety of metrics which vary by specific department or business unit. Nevertheless, the Company believes that overall annual operating costs as a percentage of managed loans (defined as all non-interest expense less marketing, divided by average managed loans) is an appropriate gauge of the operating efficiency of the Company as a whole. As the Company continues its move to more diversified businesses, the Company expects operating costs as a percentage of its average managed loans to decline over time as a result of efficiency gains related to, among other things, servicing higher balance, higher credit quality accounts.

Managed Loan Growth

The Company expects managed loans to grow between 12 and 15 percent in 2005, with a higher growth rate in its diversification businesses than in its U.S. Card business.

Managed Delinquencies and Net Charge-offs

The Company’s managed net charge-off rate improved during 2004 due to its continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality loans, improved collections experience and improving economic conditions. The Company does not expect to continue to realize improvement at the same rate. The Company expects its managed charge-off rate will stay in the 4 percent to 4.5 percent range in 2005, with quarterly variations.

The Company’s managed delinquency rate decreased modestly during the fourth quarter of 2004. Generally, fluctuations in delinquency levels can have several effects, including changes in the amounts of past-due and overlimit fees assessed (lower delinquencies typically cause lower assessments), changes to the non-accrued amounts for finance charges and fees (lower delinquencies typically decrease non-accrued amounts), increased or decreased collections expenses, and/or changes in the reported allowance for loan losses and the associated provision expenses. The Company’s reported allowance for loan losses in a given period is a function of reported charge-offs in the period, the reported delinquency status of reported loans and other factors, such as the Company’s assessment of general economic conditions and the amount of outstanding loans added to the reported balance sheet during the period.

The Company expects a net reported allowance build in 2005, with an expected allowance release in the first quarter of 2005 related to the seasonal decrease in loans expected in the quarter. The outlook is based on current and expected reported charge-off and delinquency rates, as well as expected reported loan growth, a higher growth rate in its diversification businesses than its U.S. Card business, and a continuation of current economic conditions. This outlook is sensitive to general economic conditions, employment trends, and bankruptcy trends, in addition to growth of the Company’s reported loans.

Managed Return on Assets

The Company expects that its managed return on assets will be between 1.7 and 1.8 percent for the full year of 2005, with some quarterly variability.

The Company’s Core Strategy: IBS

The Company’s core strategy has been, and is expected to continue to be, to apply its proprietary IBS to its consumer lending businesses and other financial products. The Company continues to seek to identify new product and new market opportunities, and to make investment decisions based on the Company’s intensive testing and analysis. The Company’s objective is to continue diversifying its consumer finance activities, which may include expansion into additional geographic markets, other consumer loan products (including home loan lending and installment lending), small business lending, and/or the branch banking business.

The Company’s lending products and other products are subject to intense competitive pressures that management anticipates will continue to increase as the lending markets mature, and it could affect the economics of decisions that the Company has made or will make in the future in ways that it did not anticipate, test or analyze.

U.S. Card Segment

The Company’s U.S. Card segment consisted of $48.6 billion of U.S. consumer credit card loans as of December 31, 2004, marketed to consumers across the full credit spectrum. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers. The Company expects balanced growth across the various credit risk segments of its credit card portfolio in 2005.

The competitive environment is currently intense for credit card products. Industry mail volume has increased substantially in recent years, resulting in declines in response rates to the Company’s new customer solicitations over time. Additionally, the increase in other consumer loan products, such as home equity loans, has put pressure on growth throughout the credit card industry. These competitive pressures are continuing to increase due to, among other things, increasing consolidation within the industry. Despite this intense pressure, the Company continues to believe that its IBS capabilities will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements and to generate a loan growth rate in excess of the industry growth rate.

The Company’s credit card products marketed to consumers with less established or higher risk credit profiles continue to experience steady mail volume and increased pricing competition from across the industry. These products generally feature higher annual percentage rates, lower credit lines, and annual membership fees. These products produce revenues more quickly than higher credit quality loans. Additionally, since these borrowers are generally viewed as higher risk, they tend to be more likely to pay late or exceed their credit limit, which results in additional fees assessed to their accounts. The Company’s strategy has been, and is expected to continue to be, to offer competitive annual percentage rates and annual membership fees on these accounts.

Auto Finance Segment

The Company’s Auto Finance segment consisted of $10.0 billion of U.S. auto loans as of December 31, 2004, marketed across the full credit spectrum, via direct and dealer marketing channels. The Company sold $901.3 million of auto finance receivables in 2004. The Company plans to continue to sell auto receivables in 2005.

In January 2005, the Company acquired Onyx Acceptance Corporation, an indirect auto finance provider. This acquisition will provide expanded growth opportunities by enhancing the Company’s product line, especially among prime and near prime borrowers. The transaction, including the associated restructuring charges, is not expected to have a material effect on Capital One’s earnings in 2005.

The Company expects that in 2005 the Auto Finance segment will continue to grow loans at a faster pace than the U.S. Card segment.

Global Financial Services Segment

The GFS segment consisted of $21.2 billion of loans as of December 31, 2004, primarily consisting of installment loans and small business receivables originated within the U.S. and credit card loans and installment loans originated outside of the U.S., primarily in the U.K. and Canada.

In January 2005, the Company acquired Hfs Group, a UK-based home equity broker. This acquisition broadens and deepens the Company’s presence in the UK market by adding an additional customer channel and gaining experience in additional lending products.

In February 2005, the Company acquired eSmartloan, a U.S. based home equity broker. This acquisition broadens and enhances the Company’s capabilities in the growing U.S. home equity market by acquiring a position as a home equity originator and a proprietary scalable technology platform.

In January 2005, the Company acquired InsLogic, an insurance brokerage firm. This acquisition will allow the Company to leverage its direct marketing capabilities by offering consumers insurance brokerage services. InsLogic brings proprietary technology, an operational platform and strong carrier relationships.

The products contained within the GFS segment play a key role in the asset diversification strategy of the Company, and thus the Company expects the GFS segment will grow its loan portfolio and profits at a faster pace than the U.S. Card segment.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” on pages 51-52.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

December 31 (In Thousands, Except Share and Per Share Data)	2004	2003
Assets:
Cash and due from banks	$327,517	$382,212
Federal funds sold and resale agreements	773,695	1,010,319
Interest-bearing deposits at other banks	309,999	587,751
Cash and cash equivalents	1,411,211	1,980,282
Securities available for sale	9,300,454	5,866,628
Consumer loans	38,215,591	32,850,269
Less: Allowance for loan losses	(1,505,000)	(1,595,000)
Net loans	36,710,591	31,255,269
Accounts receivable from securitizations	4,081,271	4,748,962
Premises and equipment, net	817,704	902,600
Interest receivable	252,857	214,295
Other	1,173,167	1,315,670
Total assets	$53,747,255	$46,283,706
Liabilities:
Interest-bearing deposits	$25,636,802	$22,416,332
Senior and subordinated notes	6,874,790	7,016,020
Other borrowings	9,637,019	7,796,613
Interest payable	237,227	256,015
Other	2,973,228	2,746,915
Total liabilities	45,359,066	40,231,895
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 248,354,259 and 236,352,914 issued as of December 31, 2004 and 2003, respectively	2,484	2,364
Paid-in capital, net	2,711,327	1,937,302
Retained earnings	5,596,372	4,078,508
Cumulative other comprehensive income	144,759	83,158
Less: Treasury stock, at cost; 1,520,962 and 1,310,582 shares as of December 31, 2004 and 2003, respectively	(66,753)	(49,521)
Total stockholders’ equity	8,388,189	6,051,811
Total liabilities and stockholders’ equity	$53,747,255	$46,283,706

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In Thousands, Except Per Share Data)	2004	2003	2002
Interest Income:
Consumer loans, including past-due fees	$4,234,420	$3,932,295	$3,792,461
Securities available for sale	312,374	192,594	184,407
Other	247,626	242,765	203,898
Total interest income	4,794,420	4,367,654	4,180,766
Interest Expense:
Deposits	1,009,545	891,650	811,889
Senior and subordinated notes	486,812	423,826	408,205
Other borrowings	295,085	267,089	241,560
Total interest expense	1,791,442	1,582,565	1,461,654
Net interest income	3,002,978	2,785,089	2,719,112
Provision for loan losses	1,220,852	1,517,497	2,149,328
Net interest income after provision for loan losses	1,782,126	1,267,592	569,784
Non-Interest Income:
Servicing and securitizations	3,643,808	3,211,662	2,805,501
Service charges and other customer-related fees	1,482,658	1,630,185	1,937,735
Interchange	475,810	376,785	447,747
Other	297,881	197,292	275,853
Total non-interest income	5,900,157	5,415,924	5,466,836
Non-Interest Expense:
Salaries and associate benefits	1,642,721	1,570,415	1,557,887
Marketing	1,337,780	1,118,422	1,070,624
Communications and data processing	475,355	448,110	406,071
Supplies and equipment	349,920	344,049	357,953
Occupancy	206,614	185,179	205,531
Other	1,309,829	1,190,548	987,515
Total non-interest expense	5,322,219	4,856,723	4,585,581
Income before income taxes and cumulative effect of accounting change	2,360,064	1,826,793	1,451,039
Income taxes	816,582	675,914	551,395
Income before cumulative effect of accounting change	1,543,482	1,150,879	899,644
Cumulative effect of accounting change, net of taxes of $8,832	—	15,037	—
Net income	$1,543,482	$1,135,842	$899,644
Basic earnings per share before cumulative effect of accounting change	$6.55	$5.12	$4.09
Basic earnings per share after cumulative effect of accounting change	$6.55	$5.05	$4.09
Diluted earnings per share before cumulative effect of accounting change	$6.21	$4.92	$3.93
Diluted earnings per share after cumulative effect of accounting change	$6.21	$4.85	$3.93
Dividends paid per share	$0.11	$0.11	$0.11

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital, Net	Deferred Compensation	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2001	217,656,985	$2,177	$1,394,596	$(44,488)	$2,090,761	$(84,598)	$(34,970)	$3,323,478
Comprehensive income:
Net income	—	—	—	—	899,644	—	—	899,644
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $28,619	—	—	—	—	—	46,694	—	46,694
Foreign currency translation adjustments	—	—	—	—	—	41,816	—	41,816
Loss on cash flow hedging instruments, net of income tax benefit of $11,938	—	—	—	—	—	(19,478)	—	(19,478)
Other comprehensive income	—	—	—	—	—	69,032	—	69,032
Comprehensive income	—	—	—	—	—	—	—	968,676
Cash dividends—$.11 per share	—	—	—	—	(23,457)	—	—	(23,457)
Issuance of mandatory convertible securities	—	—	36,616	—	—	—	—	36,616
Issuances of common and restricted stock	7,968,831	80	317,454	(85,231)	—	—	18	232,321
Exercise of stock options	1,447,346	14	55,585	—	—	—	—	55,599
Amortization of deferred compensation	—	—	—	27,749	—	—	—	27,749
Other items, net	—	—	2,189	—	—	—	—	2,189
Balance, December 31, 2002	227,073,162	2,271	1,806,440	(101,970)	2,966,948	(15,566)	(34,952)	4,623,171
Comprehensive income:
Net income	—	—	—	—	1,135,842	—	—	1,135,842
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $12,247	—	—	—	—	—	(20,853)	—	(20,853)
Foreign currency translation adjustments	—	—	—	—	—	71,290	—	71,290
Unrealized gain on cash flow hedging instruments, net of income taxes of $28,359	—	—	—	—	—	48,287	—	48,287
Other comprehensive income	—	—	—	—	—	98,724	—	98,724
Comprehensive income								1,234,566
Cash dividends—$.11 per share	—	—	—	—	(24,282)	—	—	(24,282)
Purchase of treasury stock	—	—	—	—	—	—	(14,569)	(14,569)
Issuances of common and restricted stock, net of forfeitures	3,755,271	38	201,515	(165,906)	—	—	—	35,647
Exercise of stock options	5,524,481	55	147,532	—	—	—	—	147,587
Amortization of deferred compensation	—	—	—	40,743	—	—	—	40,743
Common stock issuable under incentive plan	—	—	8,706	—	—	—	—	8,706
Other items, net	—	—	242	—	—	—	—	242
Balance, December 31, 2003	236,352,914	2,364	2,164,435	(227,133)	4,078,508	83,158	(49,521)	6,051,811
Comprehensive income:
Net income	—	—	—	—	1,543,482	—	—	1,543,482
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $29,048	—	—	—	—	—	(51,112)	—	(51,112)
Foreign currency translation adjustments	—	—	—	—	—	65,242	—	65,242
Unrealized gain on cash flow hedging instruments, net of income taxes of $26,516	—	—	—	—	—	47,471	—	47,471
Other comprehensive income	—	—	—	—	—	61,601	—	61,601
Comprehensive income								1,605,083
Cash dividends—$.11 per share	—	—	—	—	(25,618)	—	—	(25,618)
Purchase of treasury stock	—	—	—	—	—	—	(17,232)	(17,232)
Issuances of common and restricted stock, net of forfeitures	(59,534)	(1)	7,182	16,729	—	—	—	23,910
Exercise of stock options	12,060,879	121	622,940	—	—	—	—	623,061
Amortization of deferred compensation	—	—	—	87,431	—	—	—	87,431
Common stock issuable under incentive plan	—	—	39,743	—	—	—	—	39,743
Balance, December 31, 2004	248,354,259	$2,484	$2,834,300	$(122,973)	$5,596,372	$144,759	$(66,753)	$8,388,189

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In Thousands)	2004	2003	2002
Operating Activities:
Net Income	$1,543,482	$1,135,842	$899,644
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of accounting change	—	23,869	—
Provision for loan losses	1,220,852	1,517,497	2,149,328
Depreciation and amortization, net	381,852	384,016	383,527
Impairment of long-lived assets	69,769	10,250	—
Losses (gains) on sales of securities available for sale	23,049	9,366	(77,515)
Gains on sales of auto loans	(40,342)	(66,436)	(28,213)
Losses (gains) on repurchase of senior notes	4,287	—	(26,969)
Stock plan compensation expense	127,174	49,449	27,749
(Increase) decrease in interest receivable	(38,562)	3,217	(112,053)
Decrease (increase) in accounts receivable from securitizations	664,204	(1,132,630)	(645,775)
Decrease (increase) in other assets	307,960	557,347	(857,116)
(Decrease) increase in interest payable	(18,788)	19,934	47,921
Increase (decrease) increase in other liabilities	282,818	(473,612)	746,501
Net cash provided by operating activities	4,527,755	2,038,109	2,507,029
Investing Activities:
Purchases of securities available for sale	(6,564,370)	(4,609,649)	(5,748,073)
Proceeds from maturities of securities available for sale	1,713,373	1,451,582	1,329,994
Proceeds from sales of securities available for sale	1,274,862	1,671,025	3,255,488
Proceeds from sale of automobile loans	931,003	2,007,263	1,519,582
Proceeds from securitizations of consumer loans	10,854,927	11,466,122	12,533,886
Net increase in consumer loans	(18,927,583)	(20,946,541)	(22,499,904)
Principal recoveries of loans previously charged off	453,705	357,968	231,157
Additions of premises and equipment, net	(208,975)	(262,650)	(275,436)
Net cash used in investing activities	(10,473,058)	(8,864,880)	(9,653,306)
Financing Activities:
Net increase in interest-bearing deposits	3,220,470	5,090,367	4,486,997
Net increase in other borrowings	1,840,148	1,253,025	2,369,290
Issuances of senior notes	998,190	2,489,878	300,000
Maturities of senior notes	(1,031,892)	(1,059,940)	(562,605)
Repurchases of senior notes	(128,747)	—	(203,453)
Issuance of mandatory convertible securities	—	—	725,075
Purchases of treasury stock	(17,232)	(4,069)	—
Dividends paid	(25,618)	(24,282)	(23,457)
Net proceeds from issuances of common stock	23,910	25,147	232,321
Proceeds from exercise of stock options	497,003	118,149	33,649
Net cash provided by financing activities	5,376,232	7,888,275	7,357,817
(Decrease) increase in cash and cash equivalents	(569,071)	1,061,504	211,540
Cash and cash equivalents at beginning of year	1,980,282	918,778	707,238
Cash and cash equivalents at end of year	$1,411,211	$1,980,282	$918,778

See Notes to Consolidated Financial Statements.

Note 1

Significant Accounting Policies

Business

The Consolidated Financial Statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a bank holding company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products and deposit products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer lending (including credit cards) and deposit products, and Capital One Auto Finance, Inc. (“COAF”) which offers primarily automobile financing products. The Corporation and its subsidiaries are collectively referred to as the “Company.”

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, (“SFAS 153”). SFAS 153 requires exchanges of nonmonetary assets to be measured at the fair value of the assets exchanged. SFAS 153 applies to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires compensation cost related to share-based payment transactions to be recognized in the financial statements, and that the cost be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In December 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation, (“SFAS 123”), under the prospective method allowed by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, (“SFAS 148”), to all awards granted, modified, or settled after January 1, 2003. The provisions of SFAS 123(R) must be applied using the modified prospective method which requires the Company to recognize compensation expense for the unvested portion of all awards granted prior to January 1, 2003. The adoption of SFAS 123(R) is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS 150”). SFAS 150 provides guidance on the reporting of various types of financial instruments as liabilities or equity. SFAS 150 is effective for instruments entered into or modified after May 31, 2003 and it is effective for pre-existing instruments beginning July 1, 2003. The adoption of SFAS 150 did not have an impact on the consolidated earnings or financial position of the Company.

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

In April 2003, the FASB issued FASB Staff Position on Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under SFAS No. 140, (the “FSP on AIR”). The FSP on AIR adopts the provisions of the Interagency Advisory on the Accounting Treatment of Accrued Interest Receivable Related to Credit Card Securitizations (the “AIR Advisory”) issued jointly by the Office of the Comptroller of the Currency, The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Under the AIR Advisory and the FSP on AIR, any subordinated finance charge and fee receivables on the investors’ interest in securitized loans should be treated as retained beneficial interests and not reported as part of “Loans Receivable” or other terminology implying that it has not been subordinated to the senior interests in the securitization. The FSP on AIR became effective for fiscal quarters beginning after March 31, 2003. The Company reclassified $460.6 million and $577.0 million in subordinated finance charge and fee receivables on the investors’ interest in securitized loans for December 31, 2004 and 2003, respectively, from “Consumer loans” to “Accounts receivable from securitizations” on the Consolidated Balance Sheets and reclassified $69.2 million, $74.8 million, and $76.2 million for the years ended December 31, 2004, 2003, and 2002, respectively, in interest income derived from such balances from “Consumer Loan Interest Income” to “Other Interest Income” on the Consolidated Statements of Income. Information required for the reclassification was unavailable for periods prior to 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB issued FASB Interpretation 46 (Revised December 2003), Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51 (“FIN 46(R)”) to provide clarification of certain provisions of FIN 46 as originally issued, and to defer the effective dates for certain entities. These interpretations address consolidation of business enterprises of variable interest entities (“VIEs”), which have certain characteristics. These characteristics include either that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or that the equity investors in the entity lack one or more of the essential characteristics of a controlling financial interest. The Company elected to early adopt the provisions of FIN 46 for the interim period ended September 30, 2003. The Company has consolidated all material VIEs for which the Company is the primary beneficiary, as defined under FIN 46, effective July 1, 2003. The Company recorded premises and equipment of $139.8 million, other borrowings of $178.3 million and recognized a charge of $15.0 million, net of tax, for a cumulative effect of a change in accounting principle for the year ended December 31, 2003.

The Company has determined that it does not have any significant interest in VIEs for which it is not the primary beneficiary. All securitization transactions that receive sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125 (“SFAS 140”), are accomplished through qualifying special purpose entities and such transactions are not subject to the provisions of FIN 46(R). The Company has also evaluated the trust related to the junior subordinated capital income securities under the provisions of FIN 46(R) and has determined that the deconsolidation of the trust would not have a material impact on the consolidated earnings or financial position of the Company.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks. Cash paid for interest for the years ended December 31, 2004, 2003 and

2002 was $1.8 billion, $1.6 billion and $1.4 billion, respectively. Cash paid for income taxes for the years ended December 31, 2004, 2003 and 2002 was $705.1 million, $571.2 million and $585.8 million, respectively.

Securities Available for Sale

The Company classifies all debt securities as securities available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method. The Company evaluates its unrealized loss positions for impairment in accordance with EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.

Revenue Recognition

The Company recognizes earned finance charges and fee income on loans according to the contractual provisions of the credit arrangements. When the Company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of finance charge and fee receivables using a formula based on historical account migration patterns and current delinquency status. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue. The amount of finance charge and fees suppressed were $1.1 billion, $2.0 billion and $2.2 billion for the years ended December 31, 2004, 2003 and 2002, respectively.

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by MasterCard International Inc. (“MasterCard”) and Visa U.S.A. Inc. (“Visa”) and are based on cardholder purchase volumes. The Company recognizes interchange income as earned.

Annual membership fees and direct loan origination costs are deferred and amortized over one year on a straight-line basis. Dealer fees and premiums are deferred and amortized over the average life of the related loans using the interest method for auto loan originations. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan. Deferred fees (net of deferred costs) were $302.5 million and $319.8 million as of December 31, 2004 and 2003, respectively.

Rewards

The Company offers credit cards that provide reward program members with various rewards such as airline tickets, free or deeply discounted products or cash rebates, based on purchase volume. The Company establishes a rewards liability based upon points earned which are ultimately expected to be redeemed and the average cost per point redemption. As points are redeemed, the rewards liability is relieved. The estimated cost of reward programs is reflected as a reduction to interchange income. The cost of reward programs related to securitized loans is deducted from servicing and securitizations income.

Loan Securitizations

Loan securitization involves the transfer of a pool of loan receivables to a trust or other special purpose entity. The trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of asset backed securities and distributes the proceeds to the Company as consideration for the loans transferred. The Company removes loan receivables from the Consolidated Balance Sheets for securitizations that qualify as sales in accordance with SFAS 140. The trusts are qualified special purpose entities as defined by SFAS 140 and are not subsidiaries of the Company and are not included in the Company’s consolidated financial statements. Gains on securitization transactions, fair value adjustments related to residual interests and earnings on the Company’s securitizations are included in servicing and securitizations income in the Consolidated Statements of Income and amounts due from the trusts are included in accounts receivable from securitizations on the Consolidated Balance Sheets.

The gain on sale recorded from off-balance sheet securitizations is based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs, in servicing and securitizations income on the Consolidated Statements of Income. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. To the extent assumptions used by management do not prevail, fair value estimates of the interest-only strip could differ significantly, resulting in either higher or lower future servicing and securitization income, as applicable.

Allowance for Loan Losses

The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. In evaluating the sufficiency of the allowance for loan losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of the collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable.

The Company charges off credit card loans at 180 days past the due date, and generally charges off other consumer loans, including auto loans, at 120 days past the due date or upon repossession of collateral. Bankrupt consumers’ accounts, excluding auto accounts, are generally charged-off within 30 days of receipt of the bankruptcy petition. Bankrupt auto accounts are charged-off at 120 days past the due date. Amounts collected on previously charged-off accounts related to principal are included in recoveries for the determination of net charge-offs. Costs to recover previously charged-off accounts are recorded as collection expense in other non-interest expense.

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

Segments

The accounting policies of operating and reportable segments, as defined by the Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are the same as those described elsewhere in this footnote. Revenue for all segments is derived from external parties. Performance evaluation of and resource allocation to each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results. See Note 2, Segments, for further discussion of the Company’s operating and reportable segments.

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

The Company formally documents all hedging relationships, as well as its risk management objective and strategy for undertaking the hedge transaction. The hedge instrument and the hedged item are designated at the execution of the hedge instrument or upon re-designation during the life of the hedge. At inception, at least quarterly or upon re-designation, the Company also formally assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the hedged items to which they are designated and whether those derivatives may be expected to remain highly effective in future periods. Hedge effectiveness is assessed and measured under identical time periods. To the extent that hedges qualify under paragraph 68 of SFAS 133, the Company uses the short-cut method to assess effectiveness. Otherwise, the Company utilizes the dollar-offset method or matches the significant terms of the derivative and hedge item to determine that the hedging transactions are/or have been highly effective. Changes in fair value of the hedged item and the hedge instrument are maintained over the life of the hedge and are recorded as of the last day of the month or quarter. The Company will discontinue hedge accounting prospectively when it is determined that a derivative has ceased to be highly effective as a hedge.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for the Company’s fixed stock options for years prior to 2003, as the exercise price of all such options equals or exceeds the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS No. 123, prospectively to all awards granted, modified, or settled after January 1, 2003. Typically, awards under the Company’s plans vest over a three year period. Therefore, cost related to stock-based compensation included in net income for 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period is presented in the table below. The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model and is amortized into expense over the options’ vesting period.

	For the years ended December 31
	2004	2003	2002
Pro Forma Information
Net income, as reported	$1,543,482	$1,135,842	$899,644
Stock-based employee compensation expense included in reported net income	77,800	31,842	17,204
Stock-based employee compensation expense determined under fair value based method(1)	(192,904)	(173,707)	(174,439)
Pro forma net income	$1,428,378	$993,977	$742,409

Earnings per share:
Basic—as reported	$6.55	$5.05	$4.09
Basic—pro forma	$6.06	$4.42	$3.37

Diluted—as reported	$6.21	$4.85	$3.93
Diluted—pro forma	$5.71	$4.33	$3.37
(1)	Includes amortization of compensation expense for current year grants and prior year grants over the options’ vesting period.

Change in Recoveries Classification

During 2002, the Company changed its financial statement presentation of recoveries of charged-off loans in response to guidelines that were published by the Federal Financial Institutions Examination Council (“FFIEC”) with respect to credit card account management. Prior to 2002, the Company recognized all recoveries of charged-off loans in the allowance for loan losses and provision for loan losses. Starting in 2002, the Company classifies the portion of recoveries related to finance charges and fees as revenue. The 2002 change in the classification of recoveries resulted in a change to the 2002 recoveries estimate used as part of the calculation of the Company’s December 31, 2002, allowance for loan losses and 2002 finance charge and fee revenue. The change in the recoveries estimate resulted in an increase to the allowance for loan losses and a reduction of the amount of finance charges and fees deemed uncollectible under the Company’s revenue recognition policy for the year ended December 31, 2002. The change in estimate resulted in an increase of $38.4 million to interest income and $44.4 million to non-interest income offset by an increase in the provision for loan losses of $133.4 million for the year ended December 31, 2002. Therefore, net income for the year ended December 31, 2002, was negatively impacted by $31.4 million or $.14 per diluted share as a result of the change in estimate.

Note 2

Segments

The Company maintains three distinct operating segments: U.S. Card, Auto Finance, and Global Financial Services. The U.S. Card segment consists of domestic credit card lending activities. The Auto Finance segment consists of automobile financing activities. The Global Financial Services segment is comprised of international lending activities (including credit card lending), installment lending, small business lending and healthcare financing. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131 and are disclosed separately. The Other caption includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other caption also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

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

See Note 1, Significant Accounting Policies, for the accounting policies of the reportable segments.

	For the Year Ended December 31, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$4,655,897	$797,936	$1,421,508	$(240,599)	$6,634,742	$(3,631,764)	$3,002,978
Non-interest income	3,219,567	80,712	844,192	80,115	4,224,586	1,675,571	5,900,157
Provision for loan losses	2,207,888	279,981	683,612	5,564	3,177,045	(1,956,193)	1,220,852
Non-interest expenses	3,499,918	342,761	1,265,549	213,991	5,322,219	—	5,322,219
Income tax provision (benefit)	780,357	92,126	103,459	(159,360)	816,582	—	816,582
Net income (loss)	$1,387,301	$163,780	$213,080	$(220,679)	$1,543,482	$—	$1,543,482
Loans receivable	$48,609,571	$9,997,497	$21,240,325	$13,906	$79,861,299	$(41,645,708)	$38,215,591

	For the Year Ended December 31, 2003
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$4,287,814	$727,987	$1,072,098	$(49,985)	$6,037,914	$(3,252,825)	$2,785,089
Non-interest income	3,583,357	101,984	605,821	(90,536)	4,200,626	1,215,298	5,415,924
Provision for loan losses	2,647,406	382,952	595,543	(70,877)	3,555,024	(2,037,527)	1,517,497
Non-interest expenses	3,348,894	289,414	988,321	253,963	4,880,592	—	4,880,592
Income tax provision (benefit)	693,702	58,314	29,216	(114,150)	667,082	—	667,082
Net income (loss)	$1,181,169	$99,291	$64,839	$(209,457)	$1,135,842	$—	$1,135,842
Loans receivable	$46,278,750	$8,466,873	$16,507,937	$(8,764)	$71,244,796	$(38,394,527)	$32,850,269

	For the Year Ended December 31, 2002
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$3,931,880	$544,501	$750,540	$57,417	$5,284,338	$(2,565,226)	$2,719,112
Non-interest income	3,874,987	65,509	504,438	(33,760)	4,411,174	1,055,662	5,466,836
Provision for loan losses	2,801,423	361,717	440,616	55,136	3,658,892	(1,509,564)	2,149,328
Non-interest expenses	3,391,283	231,741	827,376	135,181	4,585,581	—	4,585,581
Income tax provision (benefit)	613,381	6,290	(4,883)	(63,393)	551,395	—	551,395
Net income (loss)	$1,000,780	$10,262	$(8,131)	$(103,267)	$899,644	$—	$899,644
Loans receivable	$40,862,142	$6,992,541	$11,868,006	$23,848	$59,746,537	$(32,402,607)	$27,343,930

During the year ended December 31, 2004, the Company recognized non-interest expenses which included $124.8 million in early termination and facility consolidation charges related to cost reduction initiatives, $20.6 million related to a change in asset capitalization thresholds and $15.8 million related to impairment of internally developed software. Of these amounts, $109.6 million was allocated to the U.S. Card segment, $45.4 million was allocated to the Global Financial Services segment, $4.5 million was allocated to the Auto Finance segment, and $1.7 million was held in the Other category.

During 2002, the Company expensed $38.8 million related to early termination of leases, unused facility capacity, and accelerated depreciation of related fixed assets. The Company allocated $32.8 million of these expenses to the U.S. Card segment, $1.6 million to the Other category, $1.1 million to the Auto Finance segment and $3.3 million to the Global Financial Services segment.

During the years ended December 31, 2004, 2003 and 2002, the Company sold $901.3 million, $1.9 billion and $1.5 billion respectively, of auto loans. These transactions resulted in pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing, of $41.7 million, $57.3 million and $24.6 million in 2004, 2003 and 2002, respectively. Any unallocated pre-tax gains were held in the Other category for each of the periods.

During the year ended December 31, 2004, the Company changed its practice for charging-off auto loans when notified of a bankruptcy. Auto loans in bankruptcy are now charged-off at 120 days past due. This change in practice resulted in the acceleration of $20.4 million in charge-offs for the Auto Finance segment in 2004.

During 2004, the Company provided notice to terminate its forward flow auto receivables agreement; however, the Company plans to continue to sell auto receivables through other channels.

During 2004, the Company sold its interest in a South African joint venture with a book value of $3.9 million to its joint venture partner. The Company received $26.2 million in cash, was forgiven $9.2 million in liabilities and recognized a pre-tax gain of $31.5 million. Also during 2004, the Company sold its French loan portfolio with a book value of $144.8 million to an external party. The Company received $178.7 million in cash, recorded $7.2 million in notes receivables and recognized a pre-tax gain of $41.1 million. The respective gains were recorded in non-interest income and reported in the Global Financial Services segment.

During 2002, the Company realigned certain aspects of its European operations. Charges related to the realignment of $12.5 million were recognized and allocated to the Global Financial Services segment.

The $15.0 million ($23.9 million pre-tax) charge for the cumulative effect of a change in accounting principle related to the adoption of FIN 46 was included in non-interest expense and reported in the Other category for segment reporting for the year ended December 31, 2003.

Note 3

Securities Available for Sale

Securities available for sale as of December 31, 2004, 2003 and 2002 were as follows:

	Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Amortized Cost Totals
December 31, 2004
U.S. Treasury and other U.S. government agency obligations	$324,888	$3,335,853	$801,448	$—	$4,462,189	$4,492,021
Collateralized mortgage obligations	138,734	3,194,358	73,375	72,883	3,479,350	3,495,207
Mortgage backed securities	—	1,163,943	—	55,688	1,219,631	1,220,577
Other	24,815	389	1,052	113,028	139,284	134,558
Total	$488,437	$7,694,543	$875,875	$241,599	$9,300,454	$9,342,363

December 31, 2003
U.S. Treasury and other U.S. government agency obligations	$792,926	$1,066,342	$1,082,814	$—	$2,942,082	$2,920,310
Collateralized mortgage obligations	270,637	1,681,920	10,718	—	1,963,275	1,958,782
Mortgage backed securities	24,676	851,237	—	—	875,913	871,062
Other	3,958	507	—	80,893	85,358	81,710
Total	$1,092,197	$3,600,006	$1,093,532	$80,893	$5,866,628	$5,831,864

Unrealized gains (losses) on securities included gross unrealized gains of $28.2 million, $43.0 million and $80.6 million, and gross unrealized losses of $70.3 million, $11.6 million and $.4 million, as of December 31, 2004, 2003 and 2002, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the investments in an unrealized loss position, aggregated by investment category, at December 31, 2004 and 2003.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2004
U.S. Treasury and other U.S. government agency obligations	$3,243,505	$39,883	$89,608	$5	$3,333,113	$39,888
Collateralized mortgage obligations	2,116,482	20,411	143,364	3,184	2,259,846	23,595
Mortgage backed securities	600,394	4,723	84,016	2,032	684,410	6,755
Other	4,156	29	—	—	4,156	29
Total	$5,964,537	$65,046	$316,988	$5,221	$6,281,525	$70,267

December 31, 2003
U.S. Treasury and other U.S. government agency obligations	$559,090	$3,695	$—	$—	$559,090	$3,695
Collateralized mortgage obligations	795,122	5,085	—	—	795,122	5,085
Mortgage backed securities	233,112	2,822	—	—	233,112	2,822
Other	5,001	26	—	—	5,001	26
Total	$1,592,325	$11,628	$—	$—	$1,592,325	$11,628

The Company has determined that these investments have only temporary impairment based on a number of criteria, including the timeframe of the unrealized loss position, the nature of the investments and the Company’s intent and ability to hold the fixed income securities to maturity.

U.S. Treasury and other U.S. government agency Obligations. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.

Collateralized Mortgage Obligations. The unrealized losses on the Company’s investment in collateralized mortgage obligations were caused by interest rate increases. Since the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.

Mortgage-Backed Securities. The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Since the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.

Other. The unrealized losses on the Company’s investments in other items were a reflection of the interest rate environment. Since the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.

	Weighted Average Yields
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2004
U.S. Treasury and other U.S. government agency obligations	1.97%	3.04%	4.43%	—
Collateralized mortgage obligations	5.57	4.97	4.15	4.37%
Mortgage backed securities	—	5.16	—	4.73
Other	2.61	6.47	6.76	4.88
Total	3.03%	4.16%	4.41%	4.69%

The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities could differ because issuers may have the right to call or prepay obligations.

Weighted average yields were determined based on amortized cost. Gross realized gains on sales of securities were $1.3 million, $10.5 million, and $96.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Gross realized losses were $24.4 million, $19.9 million, and $19.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 4

Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31
	2004	2003	2002
Balance at beginning of year	$1,595,000	$1,720,000	$840,000
Provision for loan losses	1,220,852	1,517,497	2,149,328
Other	(15,284)	3,863	(9,644)
Charge-offs	(1,749,273)	(2,004,328)	(1,490,841)
Principal recoveries	453,705	357,968	231,157
Net charge-offs	(1,295,568)	(1,646,360)	(1,259,684)
Balance at end of year	$1,505,000	$1,595,000	$1,720,000

Loans totaling approximately $416.9 million and $454.8 million, representing amounts which were greater than 90 days past due, were included in the Company’s reported loan portfolio as of December 31, 2004 and 2003, respectively.

Note 5

Premises and Equipment

Premises and equipment were as follows:

	December 31
	2004	2003
Land	$106,627	$111,288
Buildings and improvements	604,072	610,419
Furniture and equipment	731,026	844,447
Computer software	440,494	348,789
In process	98,774	182,741
	1,980,993	2,097,684
Less: Accumulated depreciation and amortization	(1,163,289)	(1,195,084)
Total premises and equipment, net	$817,704	$902,600

Depreciation and amortization expense was $224.3 million, $260.6 million, and $264.8 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, the Company approved plans to liquidate certain premises as part of its facility consolidation efforts. The Company expects to complete the sales within one year. The premises met the held-for-sale criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and as such, an impairment charge of $54.0 million was recognized in non-interest expense during the year ended December 31, 2004, to write down the properties to fair value less the estimated cost to sell. Depreciation expense is no longer being recognized for these assets. As of December 31, 2004, the carrying value of these assets was $56.9 million.

Note 6

Borrowings

Borrowings as of December 31, 2004 and 2003 were as follows:

	2004		2003
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Interest-bearing deposits	$25,636,802	3.95%	$22,416,332	4.03%
Senior notes
Bank—fixed rate	$5,108,606	6.04%	$5,242,507	6.37%
Bank—variable rate	—	—	20,000	2.41
Mandatory convertible securities	742,916	6.25	730,580	6.25
Corporation	1,023,268	7.37	1,022,933	7.37
Total	$6,874,790		$7,016,020
Other borrowings
Secured borrowings	$8,181,860	2.99%	$6,415,697	2.59%
Facility Financing	—	—	83,762	6.86
Junior subordinated capital income securities	99,464	2.77	99,207	2.71
Federal funds purchased and resale agreements	1,154,073	1.78	45,000	0.97
Other short-term borrowings	201,622	2.10	1,152,947	1.44
Total	$9,637,019		$7,796,613

Interest-Bearing Deposits

As of December 31, 2004, the Company had $25.6 billion in interest-bearing deposits of which $12.2 billion represents large denomination certificates of $100 thousand or more, with original maturities of up to ten years.

Senior Notes

Bank Notes

Senior and Subordinated Global Bank Note Program

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $4.9 billion and $4.7 billion outstanding at December 31, 2004 and 2003, respectively. In January 2003, the Bank increased its capacity under the Senior and Subordinated Global Bank Note Program to $8.0 billion and in April 2004 updated this Program. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $231.6 million and $526.5 million was outstanding at December 31, 2004 and 2003, respectively. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

During 2004, the Company issued $500.0 million of ten-year 5.125% fixed rate senior bank notes and $500.0 million of five-year 5.00% fixed rate senior bank notes under the Senior and Subordinated Global Bank Note Program.

In 2004, the Company repurchased senior bank notes in the amount of $124.5 million, which resulted in a pre-tax loss of $4.3 million.

During 2003, the Company issued $600.0 million of five-year 4.875% fixed rate senior bank notes, $500.0 million of ten-year 6.5% fixed rate subordinate bank notes, $600.0 million of seven-year 5.75% fixed rate senior bank notes, and $500.0 million of five-year 4.25% fixed rate senior bank notes under the Senior and Subordinated Global Bank Note Program.

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

The senior notes will initially be pledged to secure the holder’s obligations under the forward purchase contracts. Each holder of an Upper Dec® may elect to withdraw the pledged senior notes or treasury securities underlying the Upper Decs® by substituting, as pledged securities, specifically identified treasury securities that will pay $50 on the relevant stock purchase date, which is the amount due on that date under each forward purchase contract. In February 2005, the Company completed the remarketing of the senior notes. See Footnote 24, Subsequent events, for additional information related to this transaction.

Corporation Shelf Registration Statement

As of December 31, 2004, the Corporation has an effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts. The Corporation’s shelf registration statement had $1.9 billion available at December 31, 2004.

In November 2003, the Company issued $300.0 million ten-year 6.25% fixed rate senior notes through its shelf registration.

Other Borrowings

Secured Borrowings

COAF, a subsidiary of the Company, maintained fourteen agreements to transfer pools of consumer loans accounted for as secured borrowings at December 31, 2004. The agreements were entered into between 2001 and 2004, relating to the transfers of pools of consumer loans totaling $14.8 billion. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred consumer loans. The secured borrowings accrue interest predominantly at fixed rates and mature between June 2006 and December 2009, or earlier depending upon the repayment of the underlying consumer loans. At December 31, 2004 and 2003, $8.2 billion and $6.4 billion, respectively, of the secured borrowings were outstanding.

Facility Financing

During 2003, the Company consolidated certain variable interest entities related to structured operating leases for several office facilities, bringing the premises and related facility financing on-balance sheet. During 2004, the Company terminated the structured operating lease and extinguished the related facility financing. The Company had $83.8 million in facility financing on the consolidated balance sheet at December 31, 2003, and had no debt outstanding at December 31, 2004.

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

Collateralized Revolving Credit Facility

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Collateralized Revolving Credit Facility”). As of December 31, 2004, the Collateralized Revolving Credit Facility had the capacity to issue up to $4.4 billion in secured notes. The Collateralized Revolving Credit Facility has multiple participants, each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. At December 31, 2004 and 2003, $197.5 million and $1.2 billion, respectively, were outstanding under the facility.

Interest-bearing deposits, senior notes and other borrowings as of December 31, 2004, mature as follows:

	Interest- Bearing Deposits	Senior Notes	Other Borrowings	Total
2005	$7,682,475	$1,456,523	$4,837,008	$13,976,006
2006	5,066,053	1,225,275	2,587,405	8,878,733
2007	4,065,988	299,900	1,359,217	5,725,105
2008	2,416,812	1,497,359	652,839	4,567,010
2009	5,174,280	498,850	200,550	5,873,680
Thereafter	1,231,194	1,896,883	—	3,128,077
Total	$25,636,802	$6,874,790	$9,637,019	$42,148,611

Note 7

Stock Plans

The Company has two stock-based compensation plans: one employee plan and one non-employee director plan. Under the plans, the Company reserves common shares for issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive stock awards. The form of stock compensation is specific to each plan. Generally the exercise price of each stock option will equal or exceed the market price of the Company’s stock on the date of grant, the maximum term will be ten years, and vesting is determined at the time of grant. Typically, the vesting for options is 33 1/3 percent per year beginning with the first anniversary of the grant date unless the grant contains accelerated vesting provisions, as described below. For restricted stock, the vesting is typically 25 percent on the first and second anniversary of the grant date and 50 percent on the third anniversary date or three years from the time of grant.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for each of the Company’s stock-based compensation plans as of December 31, 2004, 2003 and 2002:

		Available For Issuance
Plan Name	Shares Reserved	2004	2003	2002
2004 Stock Incentive Plan(1)	8,000,000	7,068,515	—	—
2002 Non-Executive Officer Stock Incentive Plan(2)	8,500,000	—	1,464,227	2,167,450
1999 Stock Incentive Plan(2)	600,000	—	338,800	322,300
1994 Stock Incentive Plan(2)	67,112,640	—	1,423,352	2,186,615
1999 Non-Employee Directors Stock Incentive Plan	825,000	193,430	195,920	220,000
1995 Non-Employee Directors Stock Incentive Plan(3)	600,000	—	—	—
(1)	Available for issuance includes the CEO restricted stock units at their maximum amount.
(2)	The ability to issue grants out of these plans was terminated in 2004. There are currently 3,095,553 options outstanding under the 2002 Non-Executive Officer Stock Incentive Plan, 96,025 options outstanding under the 1999 Stock Incentive Plan and 27,378,251 under the 1994 Stock Incentive Plan.
(3)	The ability to issue grants out of this plan was terminated in 1999. There are currently 252,000 options outstanding under the plan

A summary of the status of the Company’s options as of December 31, 2004, 2003 and 2002, and changes for the years then ended is presented below:

	2004		2003		2002
	Options (000s)	Weighted- Average Exercise Price Per Share	Options (000s)	Weighted- Average Exercise Price Per Share	Options (000s)	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	44,654	$42.00	52,108	$40.06	49,180	$40.74
Granted	801	79.47	1,930	55.42	6,631	36.52
Exercised	(12,370)	41.97	(5,737)	23.99	(1,623)	27.19
Cancelled	(998)	47.58	(3,647)	50.76	(2,080)	53.31
Outstanding at end of year	32,087	$42.77	44,654	$42.00	52,108	$40.06
Exercisable at end of year	24,079	$39.06	23,923	$35.87	23,340	$30.20
Weighted-average fair value of options granted during the year		$42.29		$27.27		$16.53

The fair value of the options granted during 2004, 2003 and 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below:

	For the Years Ended December 31
Assumptions	2004	2003	2002
Dividend yield	.15%	.24%	.25%
Volatility factors of expected market price of stock	55%	54%	55%
Risk-free interest rate	3.57%	3.25%	3.15%
Expected option lives (in years)	5.8	5.0	5.0

The following table summarizes information about options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding (000s)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$6.42-$9.63	113	0.89	$ 7.92	113	$ 7.92
$9.64-$14.46	3,826	0.78	$ 9.85	3,826	$ 9.85
$14.47-$21.70	1,053	2.96	$16.19	1,053	$16.19
$21.71-$32.56	489	6.14	$31.69	388	$31.67
$32.57-$48.85	15,328	5.97	$43.25	13,709	$44.23
$48.86-$73.29	10,639	5.95	$55.07	4,977	$53.32
$73.30-$84.21	639	9.68	$81.96	13	$74.97

The Company recognized $126.1 million, $29.4 million and $22.0 million of tax benefits from the exercise of stock options by its associates during 2004, 2003 and 2002, respectively.

During 2004, the Company changed its annual long term incentive grant date to associates from December to March resulting in a significant reduction in stock-based compensation issued during 2004. The Company granted 6.4 thousand and 3.1 million restricted stock awards with a weighted average grant date value of $67.68 and $56.07 per share for 2004 and 2003, respectively. Restrictions generally expire three years from the date of grant or 25 percent of the grant vests on the first and second anniversary of the grant date and 50 percent of the grant on the third anniversary date. The compensation cost recognized for the Company’s restricted stock awards was $87.4 million, $40.7 million and $27.7 million in 2004, 2003 and 2002, respectively.

2005 CEO Grant

In December 2004, the Company’s Board of Directors approved a compensation package for the Company’s Chief Executive Officer (CEO). This package included 566,000 stock options which were granted at the fair market value at the date of grant. These options will vest upon the fifth anniversary of the date of grant, upon his retirement or other departure from employment with Capital One. Compensation expense was recorded in accordance with SFAS 123.

2004 CEO Grant

In December 2003, the Company’s Board of Directors approved a compensation package for the Company’s CEO. This package was originally comprised of stock options and incentive stock. 360,000 options were granted at the fair market value at the date of grant and will vest in one-third increments over three years. Based on the original grant agreement, the CEO’s incentive stock was replaced with restricted stock units in May 2004 after shareholders approved the 2004 Stock Incentive Plan. The target amount for the restricted stock is 236,940 units but could vary from a minimum amount of zero to the maximum amount of 355,410 units. The amount of restricted stock units issued will be based on the Company’s three year cumulative earnings per share growth ending in December 2006 compared to the earnings per share growth of a peer group that includes thirty-three companies. The restricted stock units will vest and be paid in Capital One common stock upon his retirement or other departure from employment with Capital One. Compensation expense was recorded for the options and restricted stock units in accordance with SFAS 123.

Accelerated Vesting Option Grants

EntrepreneurGrant V

In October 2001, the Company’s Board of Directors approved a stock option grant to senior management (“EntrepreneurGrant V”). This grant was composed of 6,502,318 options to certain key managers (including 3,535,000 performance-based options to the Company’s Chief Executive Officer (“CEO”) and Chief Operating

Officer (“COO”)) at the fair market value on the date of grant. The CEO and COO gave up their salaries, annual cash incentives, annual option grants and Senior Executive Retirement Plan contributions for the years 2002 and 2003 in exchange for their EntrepreneurGrant V options. Other members of senior management had the opportunity to forego up to 50 percent of their expected annual cash incentives for 2002 through 2004 in exchange for performance-based options. All performance based options vested during the second quarter of 2004 when the company achieved cumulative diluted earnings per share in excess of $5.03 for four consecutive quarters (second quarter of 2003 through first quarter of 2004). Options under this grant qualify as fixed as defined by APB 25; accordingly no compensation expense was recognized.

EntrepreneurGrant IV

In April 1999, the Company’s Board of Directors approved a stock option grant to senior management (“Entrepreneur Grant IV”). This grant was composed of 7,636,107 options to certain key managers (including 1,884,435 options to the Company’s CEO and COO) with an exercise price equal to the fair market value on the date of grant. The CEO and COO gave up their salaries for the year 2001 and their annual cash incentives, annual option grants and Senior Executive Retirement Plan contributions for the years 2000 and 2001 in exchange for their Entrepreneur Grant IV options. Other members of senior management had the opportunity to give up all potential annual stock option grants for 1999 and 2000 in exchange for this one-time grant. All performance-based option accelerated vesting provisions lapsed during 2004; as such the options will now vest in accordance with the ultimate vesting provisions. 50% of the stock options held by middle management will vest on April 29, 2005 and the remainder, including options held by senior management, will vest on April 29, 2008, or upon a change in control of the Company. Options under this grant qualify as fixed as defined by APB 25; accordingly no compensation expense was recognized.

Director Accelerated Vesting Option Grants

In October 2001, the Company granted 305,000 options to the non-executive members of the Board of Directors for director compensation for the years 2002, 2003 and 2004. These options were granted at the fair market value on the date of grant. All options under this grant vested in the second quarter of 2004 when the company achieved cumulative earnings per share in excess of $5.03 for four consecutive quarters (second quarter 2003 through first quarter 2004). Options under this grant qualify as fixed, as defined by APB 25; accordingly no compensation expense was recognized.

Associate Stock Purchase Plan

The Company maintains an Associate Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is a compensatory plan under SFAS 123; accordingly the Company recognized $4.4 million and $3.9 million in compensation expense for the years ended December 31, 2004 and 2003, respectively.

Under the Purchase Plan, associates of the Company are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of unissued common or treasury stock of the Company at 85% of the current market price. Shares may also be acquired on the market. An aggregate of 3.0 million common shares has been authorized for issuance under the 2002 Associate Stock Purchase Plan, of which 1.6 million shares were available for issuance as of December 31, 2004.

Dividend Reinvestment and Stock Purchase Plan

In 1997, the Company implemented its dividend reinvestment and stock purchase plan (“1997 DRP”), which allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments. The Company has 3.6 million shares available under the 1997 DRP. The Company also instituted an additional dividend reinvestment in 2002 (“2002 DRP”) with an additional 7.5 million shares reserved, all of which were available for issuance at December 31, 2004.

Note 8

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

Note 9

Retirement Plans

Associate Savings Plan

The Company sponsors a contributory Associate Savings Plan in which substantially all full-time and certain part-time associates are eligible to participate. The Company makes contributions to each eligible employee’s account, matches a portion of associate contributions and makes discretionary contributions based upon the Company meeting a certain earnings per share target. The Company’s contributions to this plan amounted to $71.7 million, $71.1 million and $62.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Postretirement Benefits

The Company sponsors postretirement benefit plans to provide health care and life insurance to retired employees. Net periodic postretirement benefit expense was $6.7 million, $9.4 million and $6.8 million in 2004, 2003 and 2002, respectively. The liabilities recognized on the Consolidated Balance Sheets for the Company’s defined postretirement benefit plan at December 31, 2004 and 2003 were $33.5 million and $26.8 million, respectively.

Note 10

Other Non-Interest Expense

	Year Ended December 31
	2004	2003	2002
Professional services	$415,169	$373,404	$308,593
Collections	530,909	493,057	360,437
Fraud losses	55,981	49,176	78,733
Bankcard association assessments	122,934	107,493	107,185
Other	184,836	167,418	132,567
Total	$1,309,829	$1,190,548	$987,515

Note 11

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	December 31
	2004	2003
Deferred tax assets:
Allowance for loan losses	$324,308	$337,715
Unearned income	161,682	260,324
Stock incentive plan	64,493	64,585
Foreign	6,013	25,890
Net operating losses	11,258	15,212
State taxes, net of federal benefit	35,134	42,140
Derivative instruments	168	32,228
Other	271,982	204,505
Subtotal	875,038	982,599
Valuation allowance	(29,125)	(52,083)
Total deferred tax assets	845,913	930,516
Deferred tax liabilities:
Securitizations	21,851	27,042
Deferred revenue	686,579	760,021
Securities available for sale	(8,536)	20,511
Other	107,688	73,756
Total deferred tax liabilities	807,582	881,330
Net deferred tax (liabilities) assets	$38,331	$49,186

During 2004, the valuation allowance for certain loss and tax credit carryforwards decreased by a net $23.0 million. The valuation allowance decreased because of a $30.2 million reduction associated with the reversal of timing differences for state purposes and a $9.0 million reduction associated with international loss carryforwards utilized during the year. The valuation allowance increased because of the establishment of a $16.2 million allowance for capital loss and tax credit carryforwards.

At December 31, 2004, the Company had net operating losses available for federal income taxes purposes of $32.4 million which are subject to certain annual limitations under the Internal Revenue Code, and expire on various dates from 2018 to 2020. Also, foreign net operating losses of $1.8 million are available and expire in 2012. The Company also had capital loss carryovers in the amount of $54.2 million, which expire on various dates from 2006 to 2008 and foreign tax credit carryovers in the amount of $9.6 million which expire in 2014.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2004, all of the accumulated undistributed earnings of non-U.S. subsidiaries were insignificant and have been indefinitely invested. In addition, the Company has evaluated the effect of the Foreign Earnings Repatriation Provision of the American Jobs Creation Act of 2004. Based upon this evaluation, the Company has determined that there is no effect on income tax expense or benefit.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31
	2004	2003	2002
Federal taxes	$749,800	$614,730	$726,626
State taxes	33,849	8,346	5,485
International taxes	35,107	5,914	2,654
Deferred income taxes	(2,174)	38,092	(183,370)
Income taxes	$816,582	$667,082	$551,395

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense was:

	Year Ended December 31
	2004	2003	2002
Income tax at statutory federal tax rate	35.00%	35.00%	35.00%
Other, including international & state taxes	(.40)	2.00	3.00
Income taxes	34.60%	37.00%	38.00%

Note 12

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(Shares in Thousands)	2004	2003	2002
Numerator:
Income before change in accounting principle	$1,543,482	$1,150,879	$899,644
Cumulative effect of accounting change	—	(15,037)	—
Net income	$1,543,482	$1,135,842	$899,644
Denominator:
Denominator for basic earnings per share-
Weighted-average shares	235,613	224,832	219,984
Effect of dilutive securities:
Stock options	10,594	8,471	8,224
Restricted stock and units	2,560	800	37
Contingently issuable shares	—	—	499
Dilutive potential common shares	13,154	9,271	8,760
Denominator for diluted earnings per share-
Adjusted weighted-average shares	248,767	234,103	228,744
Basic earnings per share
Before cumulative effect of accounting change	$6.55	$5.12	$4.09
Cumulative effect of accounting change	—	(0.07)	—
After cumulative effect of accounting change	$6.55	$5.05	$4.09
Diluted earnings per share
Before cumulative effect of accounting change	$6.21	$4.92	$3.93
Cumulative effect of accounting change	—	(0.07)	—
After cumulative effect of accounting change	$6.21	$4.85	$3.93

Securities of approximately 218,000, 20,755,000 and 23,000,000 during 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 13

Cumulative Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of tax, of $8.7 million, $11.7 million and $27.8 million as of December 31, 2004, 2003, and 2002, respectively:

	As of December 31
	2004	2003	2002
Unrealized (losses) gains on securities	$(16,377)	$34,735	$55,588
Foreign currency translation adjustments	158,882	93,640	22,350
Unrealized gains (losses) on cash flow hedging instruments	2,254	(45,217)	(93,504)
Total cumulative other comprehensive income (loss)	$144,759	$83,158	$(15,566)

During 2004, 2003 and 2002, the Company reclassified $118.0 million, $110.5 million and $101.5 million, respectively of net losses, after tax, on derivative instruments from cumulative other comprehensive income into earnings.

During 2004, 2003 and 2002, the Company reclassified $2.6 million, $8.3 million and $4.2 million, respectively of net gains on sales of securities, after tax, from cumulative other comprehensive income into earnings.

Note 14

Goodwill

The following table provides a summary of goodwill.

	Auto Finance	Global Financial Services	Total
Balance at December 31, 2003	$218,957	$136,978	$355,935
Impairment Loss	—	(3,848)	(3,848)
Foreign Currency Translation	—	70	70
Balance at December 31, 2004	$218,957	$133,200	$352,157

In March 2004, the company recognized a $3.8 million impairment loss on goodwill related to certain international operations. This impairment was recorded in other non-interest expense in the consolidated income statement.

Note 15

Regulatory Matters

Effective October 1, 2004, the Corporation registered as a bank holding company (“BHC”) with the Federal Reserve Bank of Richmond and became subject to the requirements of the Bank Holding Company Act of 1956, as amended. As a result of becoming a BHC, the Bank has amended its Virginia charter which removes restrictions on its activities and therefore permits the Bank to engage in a full range of lending, deposit-taking and other activities permissible under Virginia and federal banking laws and regulations. The Corporation also filed a notice with the Federal Reserve Bank of Richmond to retain its non-banking subsidiaries, including the Savings Bank and COAF, upon its conversion to a BHC.

The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”) while and the Savings Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (the “OTS”) (collectively, the “regulators”). The capital adequacy guidelines require the Company, the Bank and the Savings Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items. In addition, the Bank and Savings Bank must also adhere to the regulatory framework for prompt corrective action.

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” As of December 31, 2004, the Company’s, the Bank’s and the Savings Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company, the Bank or the Savings Bank’s capital category.

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
December 31, 2004
Capital One Financial Corp. (1)
Tier 1 Capital	16.85%	14.33%	4.00%	N/A
Total Capital	19.35	16.62	8.00	N/A
Tier 1 Leverage	15.38	15.38	4.00	N/A

Capital One Bank
Tier 1 Capital	13.24%	10.63%	4.00%	6.00%
Total Capital	17.09	13.92	8.00	10.00
Tier 1 Leverage	11.33	11.33	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.61%	12.93%	4.00%	6.00%
Total Capital	16.91	14.21	8.00	10.00
Tier 1 Leverage	14.47	14.47	4.00	5.00

December 31, 2003
Capital One Bank
Tier 1 Capital	14.14%	11.54%	4.00%	6.00%
Total Capital	18.34	15.15	8.00	10.00
Tier 1 Leverage	13.17	13.17	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	14.79%	11.59%	4.00%	6.00%
Total Capital	16.10	12.88	8.00	10.00
Tier 1 Leverage	14.00	14.00	4.00	5.00

(1) The regulatory framework for prompt corrective action is not applicable for bank holding companies.

The Company, the Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Company, the Bank and the Savings Bank exceed the minimum capital adequacy guidelines as of December 31, 2004. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

For purposes of the Subprime Guidelines, the Company has treated as subprime all loans in the Bank’s and Savings Bank’s targeted subprime programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and Savings Bank hold on average 200% of the total risk-based capital requirement that would otherwise apply to such assets. This results in higher levels of required regulatory capital at the Bank and the Savings Bank. As of December 31, 2004, approximately $5.3 billion or 18.3% of the Bank’s, and $2.3 billion or 16.6% of the Savings Bank’s, on-balance sheet assets were treated as subprime for purposes of the Subprime Guidelines.

Additionally, certain regulatory restrictions exist that limit the ability of the Bank and the Savings Bank to transfer funds to the Corporation. As of December 31, 2004, retained earnings of the Bank and the Savings Bank of $715.9 million and $633.3 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

Note 16

Commitments, Contingencies and Guarantees Commitments

Line of Credit Commitments

As of December 31, 2004, the Company had outstanding lines of credit of approximately $216.2 billion committed to its customers. Of that total commitment, approximately $135.6 billion was unused. While this amount represented the total available lines of credit to customers, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time. The Company generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2012, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses amounted to approximately $38.5 million, $63.7 million, and $63.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rental commitments as of December 31, 2004, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2005	$41,275
2006	35,486
2007	34,696
2008	34,916
2009	33,837
Thereafter	34,513
Total	$214,723

Minimum sublease rental income of $26.6 million, due in future years under noncancelable leases, has not been included in the table above as a reduction to minimum lease payments.

Synthetic Fuel Commitments

In June 2004, the Company established and consolidated Capital One Appalachian LLC (“COAL”) which qualifies as a variable interest entity under the requirements of FIN 46. COAL purchased a limited interest in a partnership from a third party that operates a facility which produces a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. COAL paid $2.1 million in cash and agreed to a fixed note payable of $26.4 million and additional quarterly variable payments based on the amount of tax credits generated by the partnership from June 2004 through the end of 2007. COAL has an ongoing commitment to fund the losses of the partnership to maintain its 24.9% minority ownership interest, and make fixed and variable payments to the third party. The Corporation has guaranteed COAL’s commitments to both the partnership and the third party. COAL’s equity investment in the partnership was included in Other Assets at December 31, 2004. As of December 31, 2004, the Company had an estimated remaining commitment for the fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership of $100.2 million.

Guarantees

Residual Value Guarantees

The Company has entered into synthetic lease transactions to finance several facilities. A synthetic lease structure involves establishing a special purpose vehicle (“SPV”) that owns the properties to be leased. The SPV is funded and its equity is held by outside investors. In accordance with the FIN 46, these entities are evaluated to determine whether they are variable interest entities and, if so, whether the Company is the primary beneficiary. Variable interest entities for which the Company is the primary beneficiary are required to be consolidated. Entities which are not determined to be variable interest and/or for which the Company is not deemed to be the primary beneficiary are not required to be consolidated. Synthetic lease transactions, where the SPV is not required to be consolidated, are treated as operating leases in accordance with SFAS No. 13, Accounting for Leases.

In December 2000, the Company entered into a 10-year agreement for the lease of the headquarters building being constructed in McLean, Virginia. The agreement called for monthly rent to commence upon completion, which occurred in the first quarter of 2003, and is based on LIBOR rates applied to the cost of the building funded. If, at the end of the lease term, the Company does not purchase the property, the Company guarantees a maximum residual value of up to $114.8 million representing approximately 72% of the $159.5 million cost of the building. This agreement, made with a multi-purpose entity that is a wholly-owned subsidiary of one of the Company’s lenders, provides that in the event of a sale of the property, the Company’s obligation would be equal to the sum of all amounts owed by the Company under a note issuance made in connection with the lease inception. As of December 31, 2004, the value of the building was estimated to be above the maximum residual value that the Company guarantees; thus, no deficiency existed and no liability was recorded relative to this property.

Other Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transaction. In connection with the swaps, the Corporation entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Corporation shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Corporation the amount of such payment. At December 31, 2004, the maximum exposure to the Corporation under the letter agreements was approximately $6.1 million.

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

On December 4, 2002, the Court granted defendants’ motion to dismiss plaintiffs’ amended complaint with leave to amend. Pursuant to that order, plaintiffs filed a second amended complaint on December 23, 2002, which asserted the same class period and alleged violations of the same statutes and rule. The second amended complaint also added a new Individual Defendant and asserted violations of GAAP. Defendants moved to dismiss the second amended complaint on January 8, 2003, and plaintiffs filed a motion on March 6, 2003, seeking leave to amend their complaint. On April 10, 2003, the Court granted defendants’ motion to dismiss plaintiffs’ second amended complaint, denied plaintiffs’ motion for leave to amend, and dismissed the consolidated action with prejudice. Plaintiffs appealed the Court’s order, opinion, and judgment to the United States Court of Appeals for the Fourth Circuit on May 8, 2003, and briefing on the appeal concluded in September 2003. Oral argument was held on February 25, 2004. On December 2, 2004, the Fourth Circuit Court of Appeals entered an opinion affirming the trial court and, in early 2005, plaintiffs waived their right to appeal or challenge the Fourth Circuit’s decision, ending the case.

Litigation relating to MasterCard and Visa

Over the past several years, MasterCard and Visa, as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 1998, the United States Department of Justice filed an antitrust lawsuit against the associations, alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands (such as American Express and Discover). In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations, among other things, to repeal these policies. The United States Second Court of Appeals affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case.

After the Supreme Court denied certiorari, American Express Travel Related Services Company, Inc., on November 15, 2004, filed a lawsuit against the associations and several member banks under United States federal antitrust law. The lawsuit alleges, among other things, that the associations and member banks implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express and Discover cards. The complaint, among other things, requests civil monetary damages, which could be trebled. Capital One Bank; Capital One, F.S.B.; and Capital One Financial Corp. are named defendants. The Bank defendants, including the Capital One defendants, moved to dismiss portions of the complaint on February 18, 2005.

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

Note 17

Related Party Transactions

In the ordinary course of business, executive officers and directors of the Company may have consumer loans issued by the Company. Pursuant to the Company’s policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility.

Note 18

Off-Balance Sheet Securitizations

Off-balance sheet securitizations involve the transfer of pools of consumer loan receivables by the Company to one or more third-party trusts or qualified special purpose entities in transactions that are accounted for as sales in accordance with SFAS 140. Certain undivided interests in the pool of consumer loan receivables are sold to investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the consumer loan receivables transferred. Each new off-balance sheet securitization results in the removal of consumer loan principal receivables equal to the sold undivided interests in the pool from the Company’s consolidated balance sheet (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. The remaining undivided interests in principal receivables of the pool, as well as the unpaid billed finance charge and fee receivables related to the Company’s undivided interest in the principal receivables are retained by the Company and recorded as consumer loans on the Consolidated Balance Sheet. The amounts of the remaining undivided interests fluctuate as the accountholders make principal payments and incur new charges on the selected accounts. The amount of retained consumer loan receivables was $10.3 billion and $8.3 billion as of December 31, 2004 and 2003, respectively.

The following table presents the year-end and average balances, as well as the delinquent and net charge-off amounts of the reported, off-balance sheet and managed consumer loan portfolios.

Supplemental Loan Information

	Year Ended December 31
	2004		2003
	Loans Outstanding	Loans Delinquent	Loans Outstanding	Loans Delinquent
Managed loans	$79,861,299	$3,054,078	$71,244,796	$3,177,929
Securitization adjustments	(41,645,708)	(1,581,884)	(38,394,527)	(1,604,470)
Reported consumer loans	$38,215,591	$1,472,194	$32,850,269	$1,573,459
	Average Loans	Net Charge- Offs	Average Loans	Net Charge- Offs
Managed loans	$73,711,673	$3,251,761	$62,911,953	$3,683,887
Securitization adjustments	(39,446,005)	(1,956,193)	(34,234,337)	(2,037,527)
Reported consumer loans	$34,265,668	$1,295,568	$28,677,616	$1,646,360

The Company’s retained residual interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained subordinated undivided interests in the transferred receivables, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The interest-only strip is recorded at fair value, while the other residual interests are carried at cost, which approximates fair value. Retained residual interests totaled $2.1 billion and $2.2 billion at December 31, 2004 and 2003, respectively. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on the transferred financial assets. The investors and the trusts have no recourse to the Company’s assets, other than the retained residual interests, if the off-balance sheet loans are not paid when due.

The gain on sale recorded from off-balance sheet securitizations is based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs, in servicing and securitizations income on the Consolidated Statements of Income. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The Company periodically reviews the key assumptions and estimates used in determining the value of the interest-only strip. The Company recognizes all changes in the fair value of the interest-only strip immediately in servicing and securitizations income on the consolidated statements of income in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets, the interest component of cash flows attributable to retained interests in securitizations is recorded in other interest income.

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

Securitization Key Assumptions

Year Ended December 31	2004	2003
Weighted average life for receivables (months)	8 to 9	9 to 10
Principal repayment rate (weighted average rate)	13% to 15%	14% to 15%
Charge-off rate (weighted average rate)	4% to 5%	5% to 6%
Discount rate (weighted average rate)	8% to 10%	8% to 9%

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

Securitization Key Assumptions and Sensitivities

As of December 31	2004	2003
Interest-only strip	$344,119	$304,227
Weighted average life for receivables (months)	9	9
Principal repayment rate (weighted average rate)	14%	14%
Impact on fair value of 10% adverse change	$(16,280)	$(15,480)
Impact on fair value of 20% adverse change	(28,621)	(27,898)
Charge-off rate (weighted average rate)	5%	5%
Impact on fair value of 10% adverse change	$(66,014)	$(60,261)
Impact on fair value of 20% adverse change	(131,938)	(119,014)
Discount rate (weighted average rate)	9%	9%
Impact on fair value of 10% adverse change	$(1,788)	$(1,326)
Impact on fair value of 20% adverse change	(3,551)	(3,226)

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

The Company acts as a servicing agent and receives contractual servicing fees of between 0.50% and 6% of the investor principal outstanding, based upon the type of assets serviced. The Company generally does not record material servicing assets or liabilities for these rights since the contractual servicing fee approximates market rates.

Securitization Cash Flows

Year Ended December 31	2004	2003
Proceeds from new securitizations	$10,854,927	$11,466,122
Collections reinvested in revolving-period securitizations	63,050,917	59,574,458
Repurchases of accounts from the trust	—	—
Servicing fees received	766,883	693,166
Cash flows received on retained interests(1)	3,668,344	2,901,126
(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the Trust to the Company.

For the year ended December 31, 2004, the Company recognized gross gains of $55.8 million on the sale of $10.9 billion of consumer loan principal receivables compared to gross gains of $62.0 million on the sale of $11.5 billion of consumer loan principal receivables for the year ended December 31, 2003 and gross gains of $73.6 million on the sale of $12.5 billion of consumer loans in 2002. These gross gains are included in servicing and securitization income. In addition, the Company recognized, as a reduction to servicing and securitization income, upfront securitization transaction costs and recurring credit facility commitment fees of $69.0 million, $88.6 million and $43.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Note 19

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

During the years ended December 31, 2004 and 2003, the Company recognized substantially no net gains or losses related to the ineffective portions of its fair value hedging instruments.

Cash Flow Hedges

The Company has entered into interest rate swap agreements for the management of its interest rate risk exposure. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate over the next seven years. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The Company had entered into interest rate swaps and amortizing notional interest rate swaps to effectively reduce the interest rate sensitivity of anticipated net cash flows of its interest-only strip from securitization transactions over the next two years. During the year ended December 31, 2002, the Company terminated the interest rate swaps and amortizing interest rate swaps that effectively reduced the interest rate sensitivity of anticipated net cash flows of its interest-only strip from securitization transactions. These derivative fair values, net of taxes, were included in cumulative other comprehensive income and will be amortized into interest or servicing and securitizations income over the previous lives of the terminated swaps.

The Company has also entered into currency swaps that effectively convert fixed rate foreign currency denominated interest receipts to fixed dollar interest receipts on foreign currency denominated assets. The purpose of these hedges is to protect against adverse movements in exchange rates over the next two years.

The Company has entered into forward exchange contracts to reduce the Company’s sensitivity to foreign currency exchange rate changes on its foreign currency denominated loans. The forward rate agreements allow the Company to “lock-in” functional currency equivalent cash flows associated with the foreign currency denominated loans.

During the years ended December 31, 2004 and 2003, the Company recognized no net gains or losses related to the ineffective portions of its cash flow hedging instruments. The Company recognized no net gains or losses during the years ended December 31, 2004 and December 31, 2003 for cash flow hedges that have been discontinued because the forecasted transaction was no longer probable of occurring.

At December 31, 2004, the Company expects to reclassify $19.2 million of net losses, after tax, on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur.

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

For the years ended December 31, 2004 and 2003, net losses of $9.1 million and $6.0 million related to these derivatives were included in the cumulative translation adjustment.

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

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings. During the years ended December 31, 2004 and 2003, the Company had net gains of $4.0 million and net losses of $2.2 million, respectively. The Company recognized net losses of $2.0 million during the year ended December 31, 2003, for non-trading derivatives that were terminated.

Note 20

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

	December 31
	2004		2003
	Loans	Percentage of Total	Loans	Percentage of Total
Geographic Region:
Domestic
South	$25,034,582	31.34%	$23,262,643	32.65%
West	15,873,159	19.88	14,662,193	20.58
Midwest	15,220,162	19.06	13,643,202	19.15
Northeast	13,198,619	16.53	12,029,894	16.89
Total Domestic	69,326,522	86.81%	63,597,932	89.27%
International
U.K.	8,163,109	10.22%	5,546,644	7.78%
Canada	2,360,297	2.96	1,935,396	2.72
Other	11,371.01		164,824	0.23
Total International	10,534,777	13.19%	7,646,864	10.73%
	79,861,299	100.00%	71,244,796	100.00%
Less securitization adjustments	(41,645,708)		(38,394,527)
Total	$38,215,591		$32,850,269

Note 21

Disclosures About Fair Value of Financial Instruments

The following discloses the fair value of financial instruments whether or not recognized in the balance sheets as of December 31, 2004 and 2003. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. As required under GAAP, these disclosures exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The Company, in estimating the fair value of its financial instruments as of December 31, 2004 and 2003, used the following methods and assumptions:

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Securities available for sale

The fair value of securities available for sale was determined using current market prices. See Note 3 for fair values by type of security.

Consumer loans

The net carrying amount of consumer loans other than auto loans and installment loans approximates fair value due to the relatively short average life and variable interest rates on a substantial number of these loans. This amount excluded any value related to account relationships.

The fair value of auto loans and installment loans was estimated by discounting future cash flows using a rate at which similar portfolios of loans would be made under current conditions.

Interest receivable

The carrying amount approximates the fair value of this asset due to its relatively short-term nature.

Accounts receivable from securitizations

The carrying amount approximates fair value.

Derivatives

The carrying amount of derivatives approximates fair value and was represented by the estimated unrealized gains as determined by quoted market prices. This value generally reflects the estimated amounts that the Corporation would have received to terminate the interest rate swaps, currency swaps and forward foreign currency exchange (“f/x”) contracts at the respective dates, taking into account the forward yield curve on the swaps and the forward rates on the currency swaps and f/x contracts. These derivatives are included in other assets on the balance sheet.

Financial Liabilities

Interest-bearing deposits

The fair value of interest-bearing deposits was calculated by discounting the future cash flows using estimates of market rates for corresponding contractual terms.

Other borrowings

The carrying amount of federal funds purchased and resale agreements and other short-term borrowings approximates fair value. The fair value of secured borrowings was calculated by discounting the future cash flows using estimates of market rates for corresponding contractual terms and assumed maturities when no stated final maturity was available. The fair value of the junior subordinated capital income securities was determined based on quoted market prices.

Senior notes

The fair value of senior notes was determined based on quoted market prices.

Interest payable

The carrying amount approximates the fair value of this asset due to its relatively short-term nature.

Derivatives

The carrying amount of derivatives approximates fair value and was represented by the estimated unrealized losses as determined by quoted market prices. This value generally reflects the estimated amounts that the Company would have paid to terminate the interest rate swaps, currency swaps and f/x contracts at the respective dates, taking into account the forward yield curve on the swaps and the forward rates on the currency swaps and f/x contracts. These derivatives are included in other liabilities on the balance sheet.

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$1,411,211	$1,411,211	$1,980,282	$1,980,282
Securities available for sale	9,300,454	9,300,454	5,866,628	5,866,628
Net loans	36,710,591	37,010,417	31,255,269	31,571,269
Interest receivable	252,857	252,857	214,295	214,295
Accounts receivable from securitization	4,081,271	4,081,271	4,748,962	4,748,962
Derivatives	243,594	243,594	338,549	338,549
Financial Liabilities
Interest-bearing deposits	$25,636,802	$25,882,189	$22,416,332	$23,138,228
Senior and subordinated notes	6,874,790	7,199,186	7,016,020	7,423,326
Other borrowings	9,637,019	9,621,173	7,796,613	7,793,758
Interest payable	237,227	237,227	256,015	256,015
Derivatives	427,012	427,012	481,228	481,228

Note 22

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

	2004	2003	2002
Domestic
Total Assets	$48,117,413	$42,230,859	$34,420,099
Revenue(1)	7,873,218	7,461,825	7,604,075
Income before income taxes and cumulative accounting change	2,118,067	1,736,362	1,436,706
Net Income	1,369,082	1,090,296	899,429

International
Total Assets	5,629,842	4,052,847	2,962,281
Revenue(1)	1,029,917	739,188	581,873
Income before income taxes and cumulative accounting change	241,997	90,431	14,333
Net Income	174,400	45,546	215

Total Company
Total Assets	$53,747,255	$46,283,706	$37,382,380
Revenue(1)	8,903,135	8,201,013	8,185,948
Income before income taxes and cumulative accounting change	2,360,064	1,826,793	1,451,039
Net Income	1,543,482	1,135,842	899,644
(1)	Revenue equals net interest income plus non-interest income.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. Because certain international operations are integrated with many of the Company’s domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations.

Note 23

Capital One Financial Corporation (Parent Company Only)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the Securities and Exchange Commission which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31
Balance Sheets	2004	2003
Assets:
Cash and cash equivalents	$16,858	$33,873
Investment in subsidiaries	6,714,847	6,000,005
Loans to subsidiaries(1)	3,723,739	1,748,608
Other	184,568	134,360
Total assets	$10,640,012	$7,916,846
Liabilities:
Senior notes	$1,766,185	$1,753,514
Borrowings from subsidiaries	456,385	75,180
Other	29,253	36,341
Total liabilities	2,251,823	1,865,035
Stockholders’ equity	8,388,189	6,051,811
Total liabilities and stockholders’ equity	$10,640,012	$7,916,846
(1)	As of December 31, 2004 and 2003, includes $1.9 billion and $576.6 million, respectively, of cash invested at the Bank instead of the open market.

	Year Ended December 31
Statements of Income	2004	2003	2002
Interest from temporary investments	$84,982	$50,808	$44,220
Interest expense	(152,656)	(146,940)	(124,097)
Dividends, principally from bank subsidiaries	1,000,013	776,019	880,069
Non-interest income	11,929	6,410	1,154
Non-interest expense	(12,891)	(3,119)	(1,852)
Income before income taxes and equity in undistributed earnings of subsidiaries	931,377	683,178	799,494
Income tax benefit	37,971	47,786	30,619
Equity in undistributed earnings of subsidiaries	574,134	404,878	69,531
Net income	$1,543,482	$1,135,842	$899,644

	Year Ended December 31
Statements of Cash Flows	2004	2003	2002
Operating Activities:
Net income	$1,543,482	$1,135,842	$899,644
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(574,134)	(404,878)	(69,531)
Amortization of discount of senior notes	12,671	12,518	—
Stock plan compensation expense	127,174	49,449	27,749
Decrease in other assets	77,122	53,197	50,788
(Decrease) increase in other liabilities	(7,088)	4,135	(33,328)
Net cash provided by operating activities	1,179,227	850,263	875,322
Investing Activities:
Increase in investment in subsidiaries	(80,379)	(350,000)	(1,210,000)
Increase in loans to subsidiaries	(1,975,131)	(643,603)	(559,774)
Net cash used in investing activities	(2,055,510)	(993,603)	(1,769,774)
Financing Activities:
Increase (decrease) in borrowings from subsidiaries	381,205	(117,698)	(376,598)
Issuance of senior notes	—	298,581	300,000
Issuance of mandatory convertible securities	—	—	725,075
Maturities of senior notes	—	(125,000)	—
Dividends paid	(25,618)	(24,282)	(23,457)
Purchases of treasury stock	(17,232)	(4,069)	—
Net proceeds from issuances of common stock	23,910	25,147	232,321
Proceeds from exercise of stock options	497,003	118,149	33,649
Net cash provided by financing activities	859,268	170,828	890,990
(Decrease) increase in cash and cash equivalents	(17,015)	27,488	(3,462)
Cash and cash equivalents at beginning of year	33,873	6,385	9,847
Cash and cash equivalents at end of year	$16,858	$33,873	$6,385

Note 24

Subsequent Events

Business Combinations

During the first quarter of 2005, the Company closed the acquisitions of Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity and mortgage loan originator; InsLogic, an internet auto insurance broker, and eSmartloan, a U.S. based online originator of home equity loans and mortgages, for approximately $440.5 million in the aggregate, exclusive of related transaction costs, in all cash transactions. These acquisitions are not expected to have a material impact on the 2005 consolidated earnings or financial position of the Company.

During March 2005, the Company entered into a definitive agreement to acquire Hibernia Corporation, a financial holding company that provides a wide array of financial products through its bank and non-bank subsidiaries, in a stock and cash transaction valued at approximately $5.3 billion.

Borrowings

In February 2005, the Company completed a remarketing of approximately $704.5 million aggregate principal amount of its 6.25% senior notes due May 17, 2007. As a result of the remarketing, the annual interest rate on the senior notes was reset to 4.738%. The remarketing was conducted pursuant to the original terms of the Upper Decs issued in April of 2002.

Also in February 2005, the Company extinguished the remarketed senior notes held with two investors and issued new, $300.0 million of seven year 4.80% fixed rate senior notes and $300.0 million of twelve year 5.25% fixed rate senior notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Capital One Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 had been audited by Ernst and Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ RICHARD D. FAIRBANK	/s/ GARY L. PERLIN
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Capital One Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Capital One Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Capital One Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Capital One Financial Corporation and our report dated February 11, 2005, except for Note 24 as to which date is March 7, 2005, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

McLean, Virginia

February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Capital One Financial Corporation

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for variable interest entities and accounting for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005, expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

McLean, Virginia

February 11, 2005, except for Note 24,

as to which the date is March 7, 2005

Selected Quarterly Financial Data

	2004				2003
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
(In Thousands)
Interest income	$1,249,330	$1,228,413	$1,151,946	$1,164,731	$1,087,783	$1,103,025	$1,070,280	$1,106,566
Interest expense	464,766	453,038	440,929	432,709	423,682	399,104	388,017	371,762
Net interest income	784,564	775,375	711,017	732,022	664,101	703,921	682,263	734,804
Provision for loan losses	467,133	267,795	242,256	243,668	390,405	364,144	387,097	375,851
Net interest income after provision for loan losses	317,431	507,580	468,761	488,354	273,696	339,777	295,166	358,953
Non-interest income	1,521,575	1,539,384	1,396,064	1,443,134	1,437,491	1,363,208	1,310,622	1,304,603
Non-interest expense	1,556,527	1,311,984	1,228,812	1,224,896	1,289,472	1,241,763	1,151,556	1,173,932
Income before income taxes and cumulative effect of accounting change	282,479	734,980	636,013	706,592	421,715	461,222	454,232	489,624
Income taxes	87,351	244,819	228,626	255,786	156,034	170,653	168,066	181,161
Income before cumulative effect of accounting change	195,128	490,161	407,387	450,806	265,681	290,569	286,166	308,463
Cumulative effect of accounting change, net of taxes of $8,832	—	—	—	—	—	15,037	—	—
Net income	$195,128	$490,161	$407,387	$450,806	$265,681	$275,532	$286,166	$308,463
Per Common Share:
Basic earnings per share	$0.82	$2.07	$1.74	1.94	$1.16	$1.23	$1.28	1.38
Diluted earnings per share	0.77	1.97	1.65	1.84	1.11	1.17	1.23	1.35
Dividends	0.03	0.03	0.03	0.03	0.03	0.03	0.03	0.03
Market prices
High	84.75	75.49	77.65	76.66	64.25	62.02	54.99	39.70
Low	67.62	64.93	61.15	60.04	55.15	44.51	30.05	24.91
Average common shares (000s)	239,247	236,405	234,732	232,021	228,110	224,615	223,691	222,951
Average common shares and common equivalent shares (000s)	253,008	249,007	247,591	245,413	239,206	236,270	232,553	228,422
Average Balance Sheet Data:
(In Millions)
Consumer loans	$36,096	$34,772	$33,290	$32,878	$31,297	$28,949	$27,101	$27,316
Allowance for loan losses	(1,381)	(1,425)	(1,494)	(1,594)	(1,567)	(1,590)	(1,635)	(1,719)
Securities	11,531	10,646	10,578	9,347	7,598	7,331	7,535	5,352
Other assets	7,093	7,503	7,646	7,068	7,674	7,014	6,677	7,369
Total assets	$53,339	$51,496	$50,020	$47,699	$45,002	$41,704	$39,678	$38,318
Interest-bearing deposits	$25,580	$24,714	$23,948	$22,993	$21,605	$20,303	$19,178	$17,940
Other borrowings	9,077	8,675	8,488	7,834	7,661	6,892	6,683	7,010
Senior and deposit notes	6,946	7,219	7,381	7,271	6,735	6,066	5,534	5,310
Other liabilities	3,515	3,327	3,260	3,158	3,114	3,019	3,135	3,235
Stockholder’s equity	8,221	7,561	6,943	6,443	5,887	5,424	5,148	4,823
Total liabilities and stockholders’ equity	$53,339	$51,496	$50,020	$47,699	$45,002	$41,704	$39,678	$38,318

The above schedule is a tabulation of the Company’s unaudited quarterly results for the years ended December 31, 2004 and 2003. The Company’s common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 9,721 and 10,227 common stockholders of record as of December 31, 2004 and 2003, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)  Disclosure Controls and Procedures.

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of December 31, 2004 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

(b)  Internal Controls over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting is included in Item 8 on page 97 and is incorporated by reference herein.

PART III

Item 10.	Directors and Executive Officers of the Corporation.

The information required by Item 10 will be included in the Corporation’s 2005 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2004 fiscal year.

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

Consolidated Balance Sheets—as of December 31, 2004 and 2003

Consolidated Statements of Income—Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm, Ernst & Young LLP

Selected Quarterly and Financial Data (unaudited)—as of and for the years ended December 31, 2004 and 2003

(2)	All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

(3)	Exhibits:

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

b)	Reports on Form 8-K

On October 20, 2004, the Company filed under Item 2.02—“Results of Operations and Financial Condition”, Item 7.01—“Regulation FD Disclosure”, Item 8.01—“Other Events”, and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1, a copy of its earnings press release for the third quarter 2004 that was issued October 20, 2004. This release, which is required under Item 2.02, “Results of Operations and Financial Condition,” has been included under Item 7.01 pursuant to interim reporting guidance provided by the SEC. Additionally, the Company furnished the information in Exhibit 99.2, Third Quarter Earnings Presentation for the quarter ended September 30, 2004.

On October 20, 2004, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—September 2004 for the month ended September 30, 2004.

On October 29, 2004, the Company furnished under Item 5.02—“Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers”, Item 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements and Exhibits” of Form 8-K on Exhibit 99.1 its press release dated October 28, 2004.

On November 4, 2004, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 and 99.2 the 2004 Debt and Equity Conference Business Outlook Presentation and 2004 Debt & Equity Conference Financial Foundations Presentation.

On November 9, 2004, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit

99.1 the Monthly Charge-off and Delinquency Statistics—October 2004 for the month ended October 31, 2004.

On November 15, 2004, the Company furnished under Item 1.01—“Entry into a Material Definitive Agreement”, Item 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements and Exhibits” of Form 8-K, on Exhibit 99.1, a copy of its press release dated November 9, 2004.

On November 15, 2004, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements and Exhibits” of Form 8-K, on Exhibit 99.1, a copy of its press release dated November 15, 2004.

On December 10, 2004, The Company furnished under 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—November 2004 for the month ended November 30, 2004.

On December 23, 2004, the Company furnished under Item 1.01—“Entry into a Material Definitive Agreement”, Item 7.01—“Regulation FD Disclosure”, and Item 9.01—“Financial Statements and Exhibits” of Form 8-K on Exhibit 99.1 the Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s Stock Incentive Plan.

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

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 9, 2005

/s/ GARY L. PERLIN Gary L. Perlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2005

/s/ W. RONALD DIETZ W. Ronald Dietz	Director	March 9, 2005

/s/ JAMES A. FLICK, JR. James A. Flick, Jr.	Director	March 9, 2005

/s/ PATRICK W. GROSS Patrick W. Gross	Director	March 9, 2005

/s/ ANN F. HACKETT Ann F. Hackett	Director	March 9, 2005

/s/ LEWIS HAY, III Lewis Hay, III	Director	March 9, 2005

/s/ JAMES V. KIMSEY James V. Kimsey	Director	March 9, 2005

/s/ MAYO A. SHATTUCK, III Mayo A. Shattuck, III	Director	March 9, 2005

/s/ STANLEY WESTREICH Stanley Westreich	Director	March 9, 2005

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2004

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “1999 Form 10-K/A” are to the Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, filed March 23, 2000; (ii) the “2000 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001; (iii) the “2001 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 22, 2002, as amended on August 14, 2002; (iv) the “2002 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 17, 2003; (v) the “2003 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 5, 2004.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Capital One Financial Corporation and Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Report on Form 8-K, filed January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the 1999 Form 10-K/A).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K)

4.2.1	Rights Agreement dated as of November 16, 1995 between Capital One Financial Corporation and Mellon Bank, N.A. (incorporated by reference to Exhibit 4.2.1 of the 2002 Form 10-K).

4.2.2	Amendment to Rights Agreement dated as of April 29, 1999 between Capital One Financial Corporation and First Chicago Trust Company of New York, as successor to Mellon Bank, N.A. (incorporated by reference to Exhibit 4.2.2 of the 1999 Form 10-K/A).

4.2.3	Amendment Number 2 to Rights Agreement dated as of October 18, 2001 between Capital One Financial Corporation and EquiServe Trust Company, N.A. (as successor to First Trust Company of New York) as Rights Agent (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed November 2, 2001).

4.3	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.3 of the 2002 Form 10-K).

4.4.1	Distribution Agreement dated May 8, 2003 among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

4.4.2	Copy of 6.50% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the 2001 Form 10-K).

4.4.3	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the 2001 Form 10-K).

Exhibit Number	Description

4.4.4	Copy of 4.25% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the 2003 Form 10-K).

4.4.5	Copy of 5.75% Notes, due 2010, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the 2003 Form 10-K).

4.4.6	Copy of 6.50% Notes, due 2013, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the 2003 Form 10-K).

4.4.7	Copy of 4.875% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.7 of the 2003 Form 10-K).

4.4.8	Copy of 8.25% Notes, due 2005, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the 2000 Form 10-K).

4.5.1	Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.5.1 of the 2002 Form 10-K).

4.5.2	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2001 Form 10-K).

4.5.3	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

4.5.4	Copy of 7.25% Notes, due 2006, of the Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the 1999 Form 10-K/A).

4.5.5	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.5.6*	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation.

4.5.7*	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation.

4.6.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the 2002 Form 10-K).

4.6.2	Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the 2002 Form 10-K).

4.6.3	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc (incorporated by reference to Exhibit 4.6.3 of the 2003 Form 10-K).

4.7	Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the 1998 Form 10-K).

4.8	Upper DECs® form of certificate (incorporated by reference to Exhibit 4.9 of the Corporation’s Report on Form 8-K, filed on April 23, 2002).

10.1.1	1995 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1.1 of the 2002 Form 10-K).

10.1.2	2002 Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Corporation’s Form S-8 filed with the Securities and Exchange Commission on October 10, 2002).

Exhibit Number	Description

10.2.1	Lease Agreement, dated as of December 5, 2000, among First Union Development Corporation, as Lessor, and Capital One F.S.B. and Capital One Bank, jointly and severally, as Lessees (incorporated by reference to Exhibit 10.2.1 of the 2000 Form 10-K).

10.2.2	Participation Agreement, dated as of December 5, 2000, among Capital One F.S.B. and Capital One Bank as construction agents and lessees, Capital One Financial Corporation as guarantor, First Union Development Corporation as Lessor, the various financing parties named therein, and First Union National Bank as Agent (incorporated by reference to Exhibit 10.2.2 of the 2000 Form 10-K).

10.2.3	Guaranty, dated as of December 5, 2000, from Capital One Financial Corporation in favor of First Union Development Corporation and the various other parties to the Participation Agreement, dated as of December 5, 2000 (incorporated by reference to Exhibit 10.2.3 of the 2000 Form 10-K).

10.3	Form of Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and each of Richard D. Fairbank and John G. Finneran Jr. (incorporated by reference to Exhibit 10.3 of the 1999 Form 10-K/A).

10.4	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.4.1	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.4.2	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors. (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.5.1	Employment Agreement between David R. Lawson and Summit Acceptance Corporation, dated July 13, 1998, as amended (incorporated by reference to Exhibit 10.5 of the 2002 Form 10-K).

10.5.2	Employment Agreement between Nigel W. Morris and Capital One Financial Corporation, dated July 18, 2003 (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.5.3	Separation Agreement between David M. Willey and Capital One Financial Corporation, dated July 8, 2003, (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.6	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).

10.7	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2002 Form 10-K).

10.7.1	Restricted Stock Unit Award Agreement, dated May 17, 2004, by and between Capital One Financial Corporation and Richard D. Fairbank. (incorporated by reference to Exhibit 10.10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.8*	Services Agreement, dated November 8, 2004, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and First Data Corporation, acting through its subsidiary, First Data Resources, Inc. (confidential treatment has been requested for portions of this document).

Exhibit Number	Description

10.10	Form of Amended and Restated Change of Control Employment Agreement between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K).

10.10.1	Revised Schedule of Counterparts to the Amended and Restated Change of Control Employment Agreement, between certain senior executive officers and Capital One Financial Corporation (incorporated by reference to Exhibit 10.10.1 of the 2003 Form 10-K).

10.11	Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the 2002 Form 10-K).

10.12	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.12 of the 2002 Form 10-K).

10.13.1	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K).

10.13.2	Capital One Financial Corporation, Voluntary Non-Qualified Deferred Compensation Plan, dated May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2004).

10.14	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).

10.15	Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.16 of the 2002 Form 10-K).

10.16.1	Amended and Restated Lease Agreement dated as of October 14, 1998 between First Security Bank of Utah, N.A., as owner trustee for the COB Real Estate Trust 1995-1, as Lessor and Capital One Realty, Inc., as lessee (incorporated by reference to Exhibit 10.17.1 of the 1998 Form 10-K).

10.16.1.1*	Supplement to Amended and Restated Lease Agreement dated as of March 1, 2004, to that certain Amended and Restated Lease Agreement dated as of October 14, 1998 between Wells Fargo Bank, Northwest, National Association (formerly First Security Bank, N.A., the correct name of which was First Security Bank, National Association), a national banking association, and Val T. Orton, not individually, but solely in their capacities as Owner Trustee, as lessor, and Capital One Realty, Inc., as lessee.

10.16.2	Guaranty dated as of October 14, 1998 from Capital One Bank in favor of First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services, Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.2 of the 1998 Form 10-K).

10.16.2.2*	Reaffirmation of Guaranty dated as of March 1, 2004, from Capital One Bank, for the benefit of (i) Wells Fargo Bank Northwest, National Association (formerly, First Security Bank, N.A., the correct name of which was First Security Bank, National Association), and Val T. Orton, not individually, but solely in their capacities as Owner Trustee of the COB Real Estate Trust 1995-1, collectively as lessor, (ii) Wachovia Bank, National Association (formerly, First Union National Bank), not individually, but solely in its capacity as Indenture Trustee and Lawyers Title Realty Services, Inc., in its capacity as deed of trust trustee under the Indenture, (iii) the Note Purchasers, (iv) the Registered Owners and (v) BTM Capital Corporation.

Exhibit Number	Description

10.17	Revolving Credit Facility Agreement, dated May 5, 2003 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B. and Capital One Bank (Europe), plc, as borrowers and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.17.1	Commitment Increase Letter to Revolving Credit Facility Agreement (filed as Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003), dated January 6, 2004 by Morgan Stanley Senior Funding, Inc (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending March 31, 2004).

10.17.2	Revolving Credit Facility Agreement, dated June 29, 2004 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B. and Capital One Bank (Europe), plc, as borrowers and JPMorgan Chase Bank, an Administrative Agent (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2004).

10.18	Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.19	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed July 25, 2002).

10.20	Capital One Financial Corporation, 2004 Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-117920, filed August 4, 2004).

10.20.1	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed December 23, 2004).

10.20.2*	Form of Restricted Stock Award Agreement between Capital One Financial Corporation and certain of its executives or associates pursuant to the Company’s 2004 Stock Incentive Plan.

10.20.3*	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its executives pursuant to the Company’s 2004 Stock Incentive Plan.

12*	Computation of Ratio of Earnings to Combined Fixed Charges.

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

*	Indicates a document being filed with this Form 10-K.
**	Information in this 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section

