Form 10-Q
period 2005-03-31
CAPITAL ONE FINANCIAL CORP
filed 2005-05-03
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Act).     Yes  ☒    No  ☐

As of March 31, 2005 there were 252,113,126 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

March 31, 2005

Part I. Financial Information

Item 1. Financial Statements (unaudited)

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)

	March 31 2005	December 31 2004
Assets:
Cash and due from banks	$761,234	$327,517
Federal funds sold and resale agreements	12,283	773,695
Interest-bearing deposits at other banks	446,793	309,999

Cash and cash equivalents	1,220,310	1,411,211
Securities available for sale	9,460,688	9,300,454
Consumer loans	37,959,203	38,215,591
Less: Allowance for loan losses	(1,440,000)	(1,505,000)

Net loans	36,519,203	36,710,591
Accounts receivable from securitizations	5,605,009	4,081,271
Premises and equipment, net	806,411	817,704
Interest receivable	259,350	252,857
Other	1,760,595	1,173,167

Total assets	$55,631,566	$53,747,255

Liabilities:
Interest-bearing deposits	$25,854,025	$25,636,802
Senior and subordinated notes	6,876,432	6,874,790
Other borrowings	10,243,235	9,637,019
Interest payable	242,464	237,227
Other	3,435,680	2,973,228

Total liabilities	46,651,836	45,359,066

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 253,638,718 and 248,354,259 shares issued as of March 31, 2005 and December 31, 2004, respectively	2,536	2,484
Paid-in capital, net	2,878,237	2,711,327
Retained earnings	6,096,328	5,596,372
Cumulative other comprehensive income	69,742	144,759
Less: Treasury stock, at cost; 1,525,592 and 1,520,962 shares as of March 31, 2005 and December 31, 2004, respectively	(67,113)	(66,753)

Total stockholders’ equity	8,979,730	8,388,189

Total liabilities and stockholders’ equity	$55,631,566	$53,747,255

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except share and per share data) (unaudited)

	Three Months Ended March 31
	2005	2004
Interest Income:
Consumer loans, including fees	$1,184,036	$1,035,017
Securities available for sale	90,164	63,716
Other	62,068	65,998

Total interest income	1,336,268	1,164,731

Interest Expense:
Deposits	264,025	239,512
Senior and subordinated notes	114,480	124,418
Other borrowings	97,242	68,779

Total interest expense	475,747	432,709

Net interest income	860,521	732,022
Provision for loan losses	259,631	243,668

Net interest income after provision for loan losses	600,890	488,354

Non-Interest Income:
Servicing and securitizations	951,602	917,669
Service charges and other customer-related fees	401,186	354,493
Interchange	123,440	105,595
Other	39,751	65,377

Total non-interest income	1,515,979	1,443,134

Non-Interest Expense:
Salaries and associate benefits	433,501	424,392
Marketing	311,759	255,147
Communications and data processing	142,819	117,106
Supplies and equipment	86,446	88,321
Occupancy	17,901	38,719
Other	335,406	301,211

Total non-interest expense	1,327,832	1,224,896

Income before income taxes	789,037	706,592
Income taxes	282,475	255,786

Net income	$506,562	$450,806

Basic earnings per share	$2.08	$1.94

Diluted earnings per share	$1.99	$1.84

Dividends paid per share	$0.03	$0.03

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2003	236,352,914	$2,364	$1,937,302	$4,078,508	$83,158	$(49,521)	$6,051,811
Comprehensive income:
Net income				450,806			450,806
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $19,314					35,158		35,158
Foreign currency translation adjustments					22,134		22,134
Unrealized gains on cash flow hedging instruments, net of income taxes of $4,231					6,958		6,958

Other comprehensive income					64,250		64,250

Comprehensive income							515,056
Cash dividends—$.03 per share				(6,338)			(6,338)
Issuances of common and restricted stock, net of forfeitures	(17,291)		6,533			93	6,626
Exercise of stock options and related tax benefits	4,730,300	47	243,786				243,833
Amortization of compensation expense for restricted stock awards			22,613				22,613
Other items, net			8,627				8,627

Balance, March 31, 2004	241,065,923	$2,411	$2,218,861	$4,522,976	$147,408	$(49,428)	$6,842,228

Balance, December 31, 2004	248,354,259	$2,484	$2,711,327	$5,596,372	$144,759	$(66,753)	$8,388,189
Comprehensive income:
Net income				506,562			506,562
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $46,960					(87,160)		(87,160)
Foreign currency translation adjustments					(13,783)		(13,783)
Unrealized gains on cash flow hedging instruments, net of income taxes of $14,397					25,926		25,926

Other comprehensive loss					(75,017)		(75,017)

Comprehensive income							431,545
Cash dividends—$.03 per share				(6,606)			(6,606)
Purchases of treasury stock						(360)	(360)
Issuances of common and restricted stock, net of forfeitures	828,529	8	5,481				5,489
Exercise of stock options, and related tax benefits	4,455,930	44	129,317				129,361
Amortization of compensation expense for restricted stock awards			19,886				19,886
Common stock issuable under incentive plan			12,226				12,226

Balance, March 31, 2005	253,638,718	$2,536	$2,878,237	$6,096,328	$69,742	$(67,113)	$8,979,730

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Three Months Ended March 31
	2005	2004
Operating Activities:
Net income	$506,562	$450,806
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	259,631	243,668
Depreciation and amortization	89,855	96,283
Reversal of previously recorded impairment of long-lived assets	(18,810)	—
Losses on securities available for sale	5,267	173
Gains on sales of auto loans	—	(13,304)
Losses on repurchases of senior notes	12,444	—
Stock plan compensation expense	32,112	31,240
Changes in assets and liabilities, net of effects from purchase of companies acquired:
Increase in interest receivable	(6,493)	(22,557)
(Increase) decrease in accounts receivable from securitizations	(1,164,367)	740,901
Increase in other assets	(66,960)	(60,126)
Increase (decrease) in interest payable	2,693	(10,843)
Increase in other liabilities	180,749	229,537

Net cash (used in) provided by operating activities	(167,317)	1,685,778

Investing Activities:
Purchases of securities available for sale	(964,788)	(3,726,977)
Proceeds from maturities of securities available for sale	231,017	325,967
Proceeds from sales of securities available for sale	426,703	164,307
Proceeds from sale of automobile loans	—	269,583
Proceeds from securitization of consumer loans	569,714	2,331,687
Net increase in consumer loans	(202,464)	(3,379,201)
Principal recoveries of loans previously charged off	115,272	115,060
Additions of premises and equipment, net	(995)	(58,298)
Net payments for companies acquired	(470,694)	—

Net cash used for investing activities	(296,235)	(3,957,872)

Financing Activities:
Net increase in interest-bearing deposits	217,223	1,194,519
Net increase in other borrowings	48,967	457,706
Issuances of senior notes	600,000	499,490
Maturities of senior notes	(16,500)	(295,000)
Repurchases of senior notes	(648,840)	—
(Purchases) issuances of treasury stock	(360)	93
Dividends paid	(6,606)	(6,338)
Net proceeds from issuances of common stock	5,489	6,533
Proceeds from exercise of stock options	73,278	204,058

Net cash provided by financing activities	272,651	2,061,061

Decrease in cash and cash equivalents	(190,901)	(211,033)
Cash and cash equivalents at beginning of period	1,411,211	1,980,282

Cash and cash equivalents at end of period	$1,220,310	$1,769,249

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data) (unaudited)

Note 1: Significant Accounting Policies

Business

The condensed consolidated financial statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a bank holding company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products and deposit products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are collectively referred to as the “Company.”

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

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004 should be read in conjunction with these condensed consolidated financial statements.

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

	For the Three Months Ended March 31
Pro Forma Information	2005	2004
Net income, as reported	$506,562	$450,806
Stock-based employee compensation expense included in reported net income	20,056	18,837
Stock-based employee compensation expense determined under fair value based method(1)	(24,761)	(50,631)

Pro forma net income	$501,857	$419,012

Earnings per share:
Basic – as reported	$2.08	$1.94
Basic – pro forma	$2.06	$1.81

Diluted – as reported	$1.99	$1.84
Diluted – pro forma	$1.95	$1.70

(1)	Includes amortization of compensation expense for current year grants and prior year grants over the stock options’ vesting period.

The fair value of the options granted during the three months ended March 31, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below.

	For the Three Months Ended March 31
Assumptions	2005	2004
Dividend yield	.14%	.15%
Volatility factors of expected market price of stock	53%	61%
Risk-free interest rate	4.21%	2.13%
Expected option lives (in years)	4.9	3.0

Note 2: Segments

The Company maintains three distinct operating segments: U.S. Card, Auto Finance, and Global Financial Services. The U.S. Card segment consists of domestic credit card lending activities. The Auto Finance segment consists of automobile and other motor vehicle financing activities. The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other caption includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other caption also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

As management makes decisions on a managed portfolio basis within each segment, information about reportable segments is provided on a managed basis. An adjustment to reconcile the managed financial information to the reported financial information in the consolidated financial statements is provided. This adjustment reclassifies a portion of net interest income, non-interest income and provision for loan losses into non-interest income from servicing and securitization.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

	For the Three Months Ended March 31, 2005
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,250,638	$249,507	$412,733	$(94,118)	$1,818,760	$(958,239)	$860,521
Non-interest income	779,415	11,339	233,841	46,806	1,071,401	444,578	1,515,979
Provision for loan losses	489,036	92,313	188,316	3,627	773,292	(513,661)	259,631
Non-interest expenses	836,142	113,765	351,476	26,449	1,327,832	—	1,327,832
Income tax provision (benefit)	246,706	19,169	36,309	(19,709)	282,475	—	282,475

Net income (loss)	$458,169	$35,599	$70,473	$(57,679)	$506,562	$—	$506,562

Loans receivable	$46,629,763	$13,292,953	$21,683,102	$(13,826)	$81,591,992	$(43,632,789)	$37,959,203

	For the Three Months Ended March 31, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,200,577	$189,199	$331,889	$(44,587)	$1,677,078	$(945,056)	$732,022
Non-interest income	769,056	23,430	177,326	44,724	1,014,536	428,598	1,443,134
Provision for loan losses	535,279	80,182	153,436	(8,771)	760,126	(516,458)	243,668
Non-interest expenses	829,925	84,533	279,860	30,578	1,224,896	—	1,224,896
Income tax provision (benefit)	217,594	17,249	24,984	(4,041)	255,786	—	255,786

Net income (loss)	$386,835	$30,665	$50,935	$(17,629)	$450,806	$—	$450,806

Loans receivable	$45,297,959	$8,833,929	$17,642,995	$42,019	$71,816,902	$(38,645,386)	$33,171,516

During the three months ended March 31, 2005, the Company recognized non-interest expense of $23.7 million for employee termination and facility consolidation charges related to continued cost reduction initiatives. Of this amount, $16.8 million was allocated to the U.S. Card segment, $5.6 million was allocated to the Global Financial Services segment, $0.9 million was allocated to the Auto Finance Segment and the balance was held in the Other category.

During the three months ended March 31, 2005, the Company closed on the sale of its Tampa, Florida facilities. The ultimate sales price was greater than the impaired value of the held-for-sale property, and as such, the Company reversed $18.8 million of its previously recorded impairment in Occupancy expense. Of this amount, $17.4 million was allocated to the U.S. Card Segment, $1.3 million was allocated to the Global Financial Services segment and the balance was held in the Other category.

During the three months ended March 31, 2004, the Company sold $259.7 million of auto loans which resulted in gains of $13.3 million allocated to the Auto Finance segment. There were no auto loans sold during the three months ended March 31, 2005.

Note 3: Capitalization

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of March 31, 2005, the Capital One Auto Loan Facility II had the capacity to issue up to $750.0 million in secured notes. The Capital One Auto Loan Facility II has a renewal date of March 27, 2006. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In February of 2005, pursuant to the original terms of the Upper Decs mandatory convertible securities issued in April of 2002, the Company completed a remarketing of approximately $704.5 million aggregate principal amount of its 6.25% senior notes due May 17, 2007. As a result of the remarketing, the annual interest rate on the senior notes was reset to 4.738%. Following the remarketing, the Company extinguished $585.0 million of the remarketed senior notes using the proceeds from the issuance of $300.0 million of seven year 4.80% fixed rate senior notes and $300.0 million of twelve year 5.25% fixed rate senior notes. The Company recognized a $12.4 million loss on the extinguishment of the remarketed senior notes.

Note 4: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2005	2004
Numerator:
Net income	$506,562	$450,806

Denominator:
Denominator for basic earnings per share - Weighted-average shares	243,978	232,021
Effect of dilutive securities:
Stock options	8,911	11,286
Restricted stock	2,292	2,106

Dilutive potential common shares	11,203	13,392
Denominator for diluted earnings per share - Adjusted weighted-average shares	255,181	245,413

Basic earnings per share	$2.08	$1.94

Diluted earnings per share	$1.99	$1.84

Note 5: Goodwill

The following table provides a summary of the goodwill.

	Auto Finance	Global Financial Services	Total
Balance at December 31, 2004	$218,957	$133,200	$352,157
Additions	115,104	279,976	395,080
Foreign currency translation	—	519	519

Balance at March 31, 2005	$334,061	$413,695	$747,756

During the first quarter of 2005, the Company closed the acquisitions of Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity broker; InsLogic, an insurance brokerage firm broker, and eSmartloan, a U.S. based online originator of home equity loans and mortgages, which created approximately $395.1 million of goodwill, in the aggregate.

The results of operations for the businesses acquired during the first quarter of 2005 were included in the Company’s Consolidated Statement of Income as of the dates of acquisition.

Note 6: Commitments and Contingencies

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

The associations filed motions to dismiss on January 14, 2005. The bank defendants, including the Capital One defendants, moved to dismiss portions of the complaint on February 18, 2005. In addition, in March 2005, at the Court’s request, the parties submitted summaries of their respective arguments on whether the doctrine of “collateral estoppel” would allow American Express to use certain findings and conclusions in the earlier Department of Justice action against Visa and MasterCard in the present litigation.

On April 14, 2005, the Court denied aspects of the defendants’ motions to dismiss, took other aspects of those motions under advisement, and ruled that, at this stage in the litigation, collateral estoppel was not available to American Express.

The Company believes that it has meritorious defenses with respect to this case and intends to defend the case vigorously. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on either the consolidated financial position of the Company or the Company’s results of operations in any future reporting period.

Other Pending and Threatened Litigation

In addition, the Company also commonly is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the consolidated financial position or results of operations of the Company.

Note 7: Impairment or Disposal of Long-Lived of Assets

During the first quarter of 2005, the Company closed on the sale of its Tampa, Florida facilities. The Company had previously classified the property as held-for sale and recognized an impairment charge of $44.9 million in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The ultimate sales price was greater than the recorded impaired value, and as such, the Company reversed $18.8 million of its previously recorded impairment in Occupancy expense during the quarter.

Note 8: Significant Events

In March 2005, the Company signed a definitive agreement to acquire Hibernia Corporation (“Hibernia”), a financial holding company that provides a wide array of financial products and services through its bank and non-bank subsidiaries, including retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; merchant processing; property and casualty, life and health insurance; trust and investment management; and retail brokerage, and provides access to alternative investments including stocks, bonds, mutual funds and annuities. The Company expects to acquire Hibernia in a stock and cash transaction valued on March 6, 2005, at approximately $5.3 billion. The transaction is subject to regulatory and Hibernia shareholder approvals and is expected to close in the third quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a bank holding company whose subsidiaries market a variety of consumer financial products and services. The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”) which currently offers credit card products and takes retail deposits, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”. As of March 31, 2005, the Company had 49.1 million accounts and $81.6 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world.

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

The Company’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses (including associate salaries and benefits), marketing expenses and income taxes. Marketing expenses (e.g., advertising, printing, credit bureau costs and postage) to implement the Company’s product strategies are expensed as incurred while revenues resulting from acquired accounts are recognized over their life. Revenues recognized are a function of the response rate of the initial marketing program, usage and attrition patterns, credit quality of accounts, product pricing and effectiveness of account management programs.

II. Significant Accounting Policies

See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the Company’s significant accounting policies.

III. Reconciliation to GAAP Financial Measures

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

	As of and for the Three Months Ended March 31, 2005
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$860,521	$958,239	$1,818,760
Non-interest income	$1,515,979	$(444,578)	$1,071,401

Total revenue	$2,376,500	$513,661	$2,890,161
Provision for loan losses	$259,631	$513,661	$773,292
Net charge-offs	$330,270	$513,661	$843,931

Balance Sheet Measures
Consumer loans	$37,959,203	$43,632,789	$81,591,992
Total assets	$55,631,566	$43,092,298	$98,723,864
Average consumer loans	$38,203,914	$43,448,571	$81,652,485
Average earning assets	$50,897,655	$41,579,833	$92,477,488
Average total assets	$56,287,734	$42,995,109	$99,282,843
30+ day delinquencies	$1,318,958	$1,493,153	$2,812,111

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with Financial Accounting Standards Board Staff Position, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” issued in April 2003.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

IV. Management Summary

Summary of Quarter

For the three months ended March 31, 2005, net income increased 12% to $506.6 million and diluted earnings per share increased 8% to $1.99 per share compared to the same period in the prior year. This was driven in large part by year over year growth of the Company’s managed loan portfolio and continued improvement in asset quality metrics resulting from the Company’s continued bias toward originating higher credit quality loans in U.S. Card and faster growth in other segments, which typically exhibit lower levels of loan losses. The growth in revenues was offset by higher marketing spend and operating expenses. However, operating expense as a percentage of average managed loans continues to decline, reflecting the improved operating efficiencies of the Company. The Company’s return on managed average assets of 2.04% reflects the health of the Company’s bottom-line earnings.

The U.S. Card segment continues to be the largest contributor to net income; however, the Auto Finance and Global Financial Services segments have increased their earnings contribution from 18% in the first quarter of 2004 to 21% in the first quarter of 2005. The Auto Finance and Global Financial Services segments accounted for 43% of managed loans at March 31, 2005 compared to 37% at March 31, 2004.

The Company added additional origination capabilities and loans through the acquisition of a number of complementary businesses as discussed below.

The Company continues to grow profitably while maintaining a strong balance sheet. Total assets continue to grow at a consistent pace, capital ratios remain well above the regulatory “well capitalized” thresholds, and the Company continues to maintain significant levels of liquidity.

Q1 2005 Significant Events

In March 2005, the Company signed a definitive agreement to acquire Hibernia Corporation (“Hibernia”), a financial holding company that provides a wide array of financial products and services through its bank and non-bank subsidiaries, including retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; merchant processing; property and casualty, life and health insurance; trust and investment management; and retail brokerage, and provides access to alternative investments including stocks, bonds, mutual funds and annuities. The Company expects to acquire Hibernia in a stock and cash transaction valued on March 6, 2005, at approximately $5.3 billion. The transaction is subject to regulatory and Hibernia shareholder approvals and is expected to close in the third quarter of 2005.

The Company closed the acquisitions of Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity broker; InsLogic, an insurance brokerage firm, and eSmartloan, a U.S. based online originator of home equity loans and mortgages, which created approximately $395.1 million of goodwill, in the aggregate.

The Company incurred $23.7 million in employee termination and facility consolidation charges related to cost reduction initiatives associated with the restructuring program announced in 2004. The Company also closed on the sale of its Tampa, Florida facilities. The Company had previously classified the property as held-for sale and recognized an impairment charge of $44.9 million in prior periods. The ultimate sales price was greater than the recorded impaired value, and as such, the Company reversed $18.8 million of its previously recorded impairment in Occupancy expense during the quarter.

Pursuant to the original terms of the Upper Decs mandatory convertible securities issued in April of 2002, the Company completed a remarketing of $704.5 million principal amount of senior notes in February 2005. Following the remarketing, the Company extinguished $585.0 million principal amount of the remarketed senior notes using the proceeds from the issuance of $300.0 million of seven year 4.80% fixed rate senior notes and $300.0 million of twelve year 5.25% fixed rate senior notes. The Company recognized a $12.4 million loss on the extinguishment of the remarketed notes.

V. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company at and for the three month periods ending March 31, 2005 and 2004.

TABLE 1 - FINANCIAL SUMMARY

	Three Months Ended March 31		Change
(Dollars in thousands)	2005	2004
Earnings (Reported):
Net interest income	$860,521	$732,022	$128,499
Non-interest income	1,515,979	1,443,134	72,845

Total Revenue(1)	2,376,500	2,175,156	201,344
Provision for loan losses	259,631	243,668	15,963
Marketing	311,759	255,147	56,612
Operating expenses	1,016,073	969,749	46,324

Income before taxes	789,037	706,592	82,445
Income taxes	282,475	255,786	26,689

Net income	$506,562	$450,806	$55,756

Common Share Statistics:
Basic EPS	$2.08	$1.94	$0.14
Diluted EPS	1.99	1.84	0.15

Selected Balance Sheet Data:
Reported loans (period end)	$37,959,203	$33,171,516	$4,787,687
Managed loans (period end)	81,591,992	71,816,902	9,775,090
Reported loans (average)	38,203,914	32,877,525	5,326,389
Managed loans (average)	81,652,485	71,148,287	10,504,198
Allowance for loan losses	1,440,000	1,495,000	(55,000)

Selected Company Metrics (Reported):
Return on average assets (ROA)	3.60%	3.78%	(0.18)
Return on average equity (ROE)	23.65	27.99	(4.34)
Net charge-off rate	3.46	4.17	(0.71)
30+ day delinquency rate	3.47	3.82	(0.35)
Net interest margin	6.76	6.64	0.12
Revenue margin	18.68	19.72	(1.04)

Selected Company Metrics (Managed):
Return on average assets (ROA)	2.04%	2.11%	(0.07)
Net charge-off rate	4.13	4.83	(0.70)
30+ day delinquency rate	3.45	3.80	(0.35)
Net interest margin	7.87	8.33	(0.46)
Revenue margin	12.50	13.38	(0.88)

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $243.9 million and $285.5 million for the three months ended March 31, 2005 and 2004, respectively.

Summary of Reported Statement of Income

The following is a detailed description of the financial results reflected in Table 1 - Financial Summary. Additional information is provided in section XV, Tabular Summary as detailed in the sections below.

All comparisons are made between the three month period ended March 31, 2005 and the three month period ended March 31, 2004, unless otherwise indicated.

Net Interest Income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s consumer loans and income earned on securities, less interest expense on borrowings which includes interest-bearing deposits, borrowings from senior and subordinated notes and other borrowings.

The increase in reported net interest income is primarily the result of a 15% increase in reported average earning assets coupled with a 14 basis point reduction in the cost of funds. The reduction in the cost of funds was primarily driven by the replacement of maturing unsecured debt and deposits with newer, lower cost issuances. The favorable impact of the growth in earning assets and lower cost of funds were offset slightly by a 19 basis point decrease in the reported loan yield. The reported loan yield decreased primarily as a result of continued asset diversification beyond U.S. credit cards and a bias toward originating higher credit quality, lower yielding loans.

For additional information, see section XV, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-Interest Income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, interchange income, and other non-interest income.

The 5% increase in non-interest income was primarily the result of an increase in servicing and securitization income, service charges and other customer-related fees and interchange income, partially offset by a decrease in other non-interest income.

Servicing and securitizations income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses resulting from securitization transactions and fair value adjustments of the retained interests. Servicing and securitization income increased $33.9 million. This increase was primarily the result of a 14% increase in the average off-balance sheet loan portfolio, which is consistent with the growth in the managed loan portfolio, and the addition of $14.0 million in mortgage origination income related to businesses that were acquired by the Company during the first quarter of 2005. This increase was partially offset by a reduction in the excess spread generated by the off-balance sheet loan portfolio due to a higher concentration of higher credit quality, lower yielding loans.

Service charges and other customer-related fees increased 13% and interchange income increased 17% due to the growth in the reported loan portfolio. Interchange income benefited from increased purchase volumes and increased rates paid to the Company by Mastercard and Visa, offset by a $9.7 million increase in costs related to the Company’s rewards programs recorded as a reduction to interchange income. The increase in rewards expense is due to an increase in purchase volumes and an expansion of the rewards programs.

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by the Company’s healthcare finance business, gains on the sale of auto loans and income earned related to purchased charged-off loan portfolios. Other non-interest income decreased 39% due to a number of factors. The Company recognized $13.3 million in gains on the sale of auto loans during the first quarter of 2004 and no gains on the sale of auto loans in the first quarter of 2005. In addition, the Company recognized a $12.4 million loss in connection with the extinguishment of senior notes related to the remarketing of the Upper Decs mandatory convertible securities and $5.3 million in losses on the sale of securities during the first quarter of 2005.

Provision for loan losses

The provision for loan losses increased 7% as a result of a 14% growth in the reported loan portfolio, offset by the loan growth being concentrated in higher credit quality loans coupled with improved collections experience and overall improved economic conditions. Improvement in these factors are evidenced by improved credit quality metrics; the reported net charge-off and 30+ day delinquency rates declined 71 and 35 basis points, respectively.

Non-interest expense

Non-interest expense consists of marketing spend, operating expenses and certain other charges. The increase in marketing spend reflects favorable origination opportunities during the quarter and a continued commitment to investing in our Capital One brand.

Operating expenses included $4.9 million (net of an $18.8 million reversal of previously recognized impairment) of charges related to corporate-wide cost reduction initiatives announced in 2004 and $39.4 million of operating expenses related to businesses that were acquired by the Company during the first quarter of 2005. However, operating expenses as a percentage of average managed loans fell by 47 basis points to 4.98% reflecting continued improvements in operating efficiencies.

Income taxes

During the first quarter of 2005, the Company’s effective tax rate of 35.8% was slightly lower than the 36.2% effective tax rate for the first quarter of 2004. The Company’s effective tax rate continues to be aided by the increased profitability of certain international businesses in lower taxed territories, its investment in synthetic fuel tax credits and other tax planning activities.

Consumer Loan Portfolio Summary

The Company analyzes its financial performance on a managed consumer loan portfolio basis. The managed consumer loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

The growth in the average managed loan portfolio of $10.5 billion, or 15%, was concentrated in higher credit quality, lower yielding loans. This is primarily the result of loan diversification beyond U.S. credit cards. The diversification businesses of Auto Finance and Global Financial Services contributed 80% of the average managed loan growth for the period.

For additional information, see section XV, Tabular Summary, Table C (Managed Consumer Loan Portfolio).

Asset Quality

The asset quality of a portfolio is generally a function of the initial underwriting criteria used, account management activities and demographic concentration, as well as general economic conditions. The Company’s credit risk profile is managed to maintain strong risk adjusted returns and increased diversification across the full credit spectrum and in each of its consumer lending products. Certain customized consumer lending products have, in some cases, higher expected delinquency and charge-off rates. The costs associated with higher delinquency and charge-off rates are considered in the pricing of individual products.

Delinquencies

The Company believes delinquencies to be an indicator of loan portfolio credit quality at a point in time. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. Delinquencies not only have the potential to impact earnings if the account charges off, but they also result in additional costs in terms of the personnel and other resources dedicated to resolving the delinquencies.

The reduction in reported and managed 30+ day delinquency rates is due to the Company’s continued asset diversification beyond U.S. credit cards, a continued bias toward originating higher credit quality loans, improved collections experience and an overall improvement in economic conditions.

For additional information, see section XV, Tabular Summary, Table D (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period principal recoveries. The Company generally charges off credit card loans at 180 days past the due date, and charges off other consumer loans at the earlier of 120 days past the due date or upon repossession of collateral. Costs to recover previously charged-off accounts are recorded as collection expenses in non-interest expense.

As with the decline in delinquency rates, the reduction in reported and managed net charge-off rates can be attributed to the Company’s continued asset diversification beyond U.S. credit cards, continued bias toward originating higher credit quality loans, improved collections experience and an overall improvement in economic conditions.

For additional information, see section XV, Tabular Summary, Table E (Net Charge-offs).

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

The $65.0 million decrease in the allowance for loan losses for the first quarter of 2005 reflects the seasonal reduction in loans following the holiday spending period, coupled with continued improvement in delinquencies and forecasted charge-offs. The reduction in the allowance for loan losses was lower for the first quarter of 2005 as compared to the first quarter of 2004 as improvement in credit quality has stabilized. This can be seen in the quarterly change in the reported 30+ day delinquency rate which saw an improvement of 38 basis points in the first quarter of 2005 and 97 basis points in the first quarter of 2004.

For additional information, see section XV, Tabular Summary, Table F (Summary of Allowance for Loan Losses).

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

The amount of finance charges and fees suppressed were $243.9 million and $285.5 million for the three months ended March 31, 2005 and 2004, respectively. The reduction in the suppression amount was driven by the lower volume of total finance charges and fees billed and higher expectations of collectibility. Lower billed fees were driven by a shift in the mix of the Company’s U.S. Card segment loan portfolio and changes in product terms. Higher expectations of collectibility were driven by improved credit performance. Actual payment experience could differ significantly from management’s assumption, resulting in higher or lower future finance charge and fee income.

VI. Reportable Segment Summary

The Company manages its business as three distinct operating segments: U.S. Card, Auto Finance and Global Financial Services. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As management makes decisions on a managed portfolio basis within each segment, information about reportable segments is provided on a managed basis.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following table presents information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from legal entities.

All comparisons are made between the three month period ended March 31, 2005 and the three month period ended March 31, 2004, unless otherwise indicated.

US Card Segment

TABLE 2 – U.S. CARD

	Three Months ended March 31,
(Dollars in thousands)	2005	2004
Earnings (Managed Basis)
Net interest income	$1,250,638	$1,200,577
Non-interest income	779,415	769,056

Total revenue	2,030,053	1,969,633
Provision for loan losses	489,036	535,279
Non-interest expense	836,142	829,925

Income before taxes	704,875	604,429
Income taxes	246,706	217,594

Net income	$458,169	$386,835

Selected Metrics (Managed Basis)
Period end loans	$46,629,763	$45,297,959
Average loans	47,547,749	45,567,518
Net charge-off rate	4.73%	5.41%
30+ day delinquency rate	3.66	3.99

The U.S. Card segment consists of domestic credit card lending activities. The U.S. Card segment continued to provide earnings growth primarily as a result of loan growth, improved credit quality and improved operating efficiencies.

Net interest income growth was in line with loan growth while non-interest income growth lagged loan growth due to the Company’s continued bias toward originating higher credit quality, lower fee generating loans and certain changes in product terms. The Company’s bias toward higher credit quality loans, coupled with an overall improvement in general economic conditions resulted in a decline in the U.S. Card segment provision expense. The higher credit quality is evidenced by the continued improvement of the asset credit quality metrics.

Total non-interest expense for the U.S. Card segment remained relatively stable with an increase of less than 1%. The slight increase in expense results from a $40.7 million increase in marketing expenses related to continued investment in brand as well as innovative new product offerings, and an offsetting $34.5 million decrease in operating expenses as a result of improved operating efficiencies. Non-interest expenses as a percentage of average loans improved 6 basis points to 1.76%.

Auto Finance Segment

TABLE 3 – AUTO FINANCE

	Three Months ended March 31,
(dollars in thousands)	2005	2004
Earnings (Managed Basis)
Net interest income	$249,507	$189,199
Non-interest income	11,339	23,430

Total revenue	260,846	212,629
Provision for loan losses	92,313	80,182
Non-interest expense	113,765	84,533

Income before taxes	54,768	47,914
Income taxes	19,169	17,249

Net income	$35,599	$30,665

Selected Metrics (Managed Basis)
Period end loans	$13,292,953	$8,833,929
Average loans	12,733,831	8,596,377
Net charge-off rate	2.89%	4.13%
30+ day delinquency rate	3.51	5.44

The Auto Finance segment consists of automobile and other motor vehicle financing activities.

During the first quarter of 2005, the Company acquired Onyx Acceptance Corporation, a specialty auto loan originator. This acquisition accounted for $2.8 billion of the Auto finance segment’s loan growth during the first quarter of 2005.

The 32% increase in net interest income is primarily related to the increase in loans outstanding from both the Onyx acquisition and non-prime originations.

The decrease in non-interest income was the result of the Company recognizing $13.3 million in gains on the sale of auto loans in the first quarter of 2004 and no gains on the sale of auto loans in the first quarter of 2005.

The increase in the provision for loan losses reflects the growth in the Auto Finance loan portfolio offset by continued improvements in the asset credit quality metrics. The reduction in net charge-off and 30+ day delinquency rates is due to an increased concentration of higher credit quality loans in the portfolio, stable auction prices and improved economic conditions. However, the charge-off ratio was negatively impacted by 42 basis points due to a one-time acceleration of charge-offs resulting from the alignment of Onyx’s charge-off policies with the Company’s policies.

Non-interest expense increased $29.2 million, or 35%, primarily as a result of the Onyx acquisition.

Global Financial Services Segment

TABLE 4 – GLOBAL FINANCIAL SERVICES

	Three Months ended March 31,
(dollars in thousands)	2005	2004
Earnings (Managed Basis)
Net interest income	$412,733	$331,889
Non-interest income	233,841	177,326

Total revenue	646,574	509,215
Provision for loan losses	188,316	153,436
Non-interest expense	351,476	279,860

Income before taxes	106,782	75,919
Income taxes	36,309	24,984

Net income	$70,473	$50,935

Selected Metrics (Managed Basis)
Period end loans	$21,683,102	$17,642,995
Average loans	21,353,653	17,043,263
Net charge-off rate	3.55%	3.60%
30+ day delinquency rate	3.04	2.63

The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities.

The growth in Global Financial Services net-interest income and non-interest income was driven primarily by the growth of the loan portfolio led by small business card and the United Kingdom businesses. In addition, the Company’s home equity businesses in the U.S. and U.K., including recent acquisitions, along with increased interchange revenue related to higher purchase volumes contributed to the growth in non-interest income.

The provision for loan losses increased 23%, which is consistent with the growth in the loan portfolio. The net charge-off rate for the quarter ending March 31, 2005 remained relatively stable. The 41 basis point increase in the delinquency rate primarily related to a temporary understaffing in U.K. collections, which has since been addressed, coupled with growth and expansion of the U.K. loan portfolio during the fourth quarter of 2004.

The increase in non-interest expense is primarily related to the growth in the loan portfolio and the additional expenses of the companies acquired in the first quarter of 2005. Non-interest expenses as a percentage of average loans remained stable at 1.64%.

VII. Funding

The Company has established access to a variety of funding sources. Table 5 illustrates the Company’s unsecured funding sources and its two auto securitization warehouses.

TABLE 5 - FUNDING AVAILABILITY AS OF MARCH 31, 2005

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability(1)(5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$4,878	—
Senior Domestic Bank Note Program(3)	4/97	—	$215	—
Credit Facility	6/04	$750	—	6/07
Capital One Auto Loan Facility I	—	$2,993	$1,357	—
Capital One Auto Loan Facility II	3/05	$750	—	—
Corporation Shelf Registration	7/02	$1,342	N/A	—

(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in April 2004.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $5.5 billion at March 31, 2005.

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. investors and to raise funds in U.S. and foreign currencies, subject to conditions customary in transactions of this nature.

Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through an $8.0 billion Senior Domestic Bank Note Program. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

In June 2004, the Company terminated its Domestic Revolving and Multicurrency Credit Facilities and replaced them with a new revolving credit facility (“Credit Facility”) providing for an aggregate of $750.0 million in unsecured borrowings from various lending institutions to be used for general corporate purposes. The Credit Facility is available to the Corporation, the Bank, the Savings Bank, and Capital One Bank (Europe), plc, subject to covenants and conditions customary in transactions of this type. The Corporation’s availability has been increased to $500.0 million under the Credit Facility. All borrowings under the Credit Facility are based upon varying terms of London Interbank Offering Rate (“LIBOR”).

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of March 31, 2005, the Capital One Auto Loan Facility I had the capacity to issue up to $4.4 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of March 31, 2005, the Capital One Auto Loan Facility II had the capacity to issue up to $750.0 million in secured notes. The Capital One Auto Loan Facility II has a renewal date of March 27, 2006. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of March 31, 2005, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

In February 2005, the Company completed a remarketing of approximately $704.5 million aggregate principal amount of its 6.25% senior notes due May 17, 2007. As a result of the remarketing, the annual interest rate on the senior notes was reset to 4.738%. The remarketing was conducted pursuant to the original terms of the Uppers Decs mandatory convertible securities issued in April of 2002. Subsequently in February 2005, the Company extinguished $585 million principal amount of the remarketed senior notes and issued in its place $300.0 million of seven year 4.80% fixed rate senior notes and $300.0 million of twelve year 5.25% fixed rate senior notes.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. As a result of the Company becoming a bank holding company in October 2004, and the amendment of the Bank’s Virginia charter, the Bank began accepting deposits of less than $100 thousand through its brokered channel. This change lowers the cost of deposits gathered through the brokered channel and materially expands its potential capacity. The Company uses its data analysis capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as, to develop customized account management programs. As of March 31, 2005, the Company had $25.9 billion in interest-bearing deposits of which $2.6 billion were held in foreign banking offices and $11.5 billion represented large denomination certificates of $100 thousand or more with original maturities up to ten years.

Table 6 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of March 31, 2005.

TABLE 6 - MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	March 31, 2005
(Dollars in thousands)	Balance	Percent
Three months or less	$1,111,624	9.66%
Over 3 through 6 months	1,290,891	11.22
Over 6 through 12 months	2,032,967	17.67
Over 12 months through 10 years	7,070,974	61.45

Total	$11,506,456	100.00%

XIII. Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $43.2 billion as of March 31, 2005, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

The securitization of consumer loans is a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2005 to 2019 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity; however, a significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

Recourse Exposure

The credit quality of the receivables transferred is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, cash reserve accounts and accrued interest and fees on the investor’s share of the pool of receivables. Some of these credit enhancements are retained by the seller and are referred to as retained residual interests. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. Securitization investors and the trusts only have recourse to the retained residual interests, not the Company’s assets. See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, Part I, Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 18” for quantitative information regarding retained interests.

Collections and Amortization

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted, in general, to the Company. Under certain conditions, some of the cash collected may be retained to ensure future payments to investors. For amortizing securitizations, amounts collected in excess of the amount that is used to pay the above amounts are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal. See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, Part I, Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 18” for quantitative information regarding revenues, expenses and cash flows that arise from securitization transactions.

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of March 31, 2005, no early amortization events related to its off-balance sheet securitizations have occurred.

Funding Commitments Related to Synthetic Fuel Tax Credit Transaction

In June 2004, the Corporation established and consolidated Capital One Appalachian LLC (“COAL”). COAL is a special purpose entity established to invest a 24.9% minority ownership interest in a limited partnership. The partnership was established to operate a facility which produces a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. COAL purchased its interest in the partnership from a third party paying $2.1 million in cash and agreeing to pay an estimated $115.0 million comprised of fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership. Actual total payments will be based on the amount of tax credits generated by the partnership through the end of 2007. In exchange, COAL will receive an estimated $137.7 million in tax benefits resulting from a combination of deductions, allocated partnership operating losses, and tax credits. The Corporation has guaranteed COAL’s commitments to both the partnership and the third party. As of March 31, 2005, the Company has recorded $20.0 million in tax benefits and had an estimated remaining commitment for fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership of $92.7 million.

IX. Capital

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

The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”) while the Savings Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (the “OTS”) (collectively, the “regulators”). The capital adequacy guidelines require the Company, the Bank and the Savings Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items. In addition, the Bank and Savings Bank must also adhere to the regulatory framework for prompt corrective action.

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” As of March 31, 2005, the Company’s, the Bank’s and the Savings Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company, the Bank or the Savings Bank’s capital category.

TABLE 7 - REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well-Capitalized” Under Prompt Corrective Action Provisions
March 31, 2005
Capital One Financial Corp(1)
Tier 1 Capital	16.52%	14.15%	4.00%	N/A
Total Capital	18.99	16.42	8.00	N/A
Tier 1 Leverage	15.12	15.12	4.00	N/A

Capital One Bank
Tier 1 Capital	12.95%	10.40%	4.00%	6.00%
Total Capital	16.82	13.71	8.00	10.00
Tier 1 Leverage	10.36	10.36	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.44%	11.17%	4.00%	6.00%
Total Capital	14.73	12.45	8.00	10.00
Tier 1 Leverage	13.09	13.09	4.00	5.00

March 31, 2004
Capital One Bank
Tier 1 Capital	13.30%	10.76%	4.00%	6.00%
Total Capital	17.53	14.36	8.00	10.00
Tier 1 Leverage	11.03	11.03	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.54%	12.44%	4.00%	6.00%
Total Capital	16.84	13.73	8.00	10.00
Tier 1 Leverage	14.00	14.00	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

The Company, the Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Company, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of March 31, 2005. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

For purposes of the Subprime Guidelines, the Company has treated as subprime all loans in the Bank’s and the Savings Bank’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of March 31, 2005 approximately $5.2 billion, or 17.8%, of the

Bank’s, and $2.2 billion, or 15.9%, of the Savings Bank’s, on-balance sheet assets were treated as subprime for purposes of the Subprime Guidelines.

Additionally, regulatory restrictions exist that limit the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of March 31, 2005, retained earnings of the Bank and the Savings Bank of $224.3 million and $367.7 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

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

X. Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2005, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations and do not take into account any acquisitions, including the pending acquisition of Hibernia (except for diluted earnings per share guidance), that might occur during the year. Certain statements are forward looking, and therefore actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and below in the Risk Factors section.

Expected Earnings

The Company expects diluted earnings per share results between $6.60 and $7.00 in 2005, inclusive of the acquisition of Hibernia Corporation, which represents an increase of between 6% and 13% over its diluted earnings per share of $6.21 in 2004. The expected diluted earnings per share results for 2005 include the impact of the issuance of common stock under the forward purchase contracts in May of 2005 related to the Upper DECs mandatory convertible securities issued in April of 2002, as well as, pro rata Institution Brokers’ Estimate System earnings for Hibernia, which is expected to close in the third quarter of 2005.

The Company’s 2005 earnings per share estimate is based on its expectations for continued strong earnings in its U.S. Card segment and increasing earnings contributions from its Auto Finance and Global Financial Services segments.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affect fees, charge-offs and provision expense) and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2005 earnings are the portion of its loan portfolio it holds in lower loss assets, changes in consumer payment behavior, the competitive, legal, regulatory and reputational environment and the level of investments and growth in its businesses.

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

Managed Revenue Margin

The Company expects its managed revenue margin (defined as managed net interest income plus managed non-interest income divided by average managed earning assets) to be modestly lower over time as a result of the Company’s continuing diversification efforts and its bias towards lower loss assets. Due to their product features, these assets may generate lower fee and interest revenues as a percentage of average loan balance than the Company’s current portfolio. However, expenses as a percentage of average assets are also expected to decline, thereby supporting overall returns. Auto Finance and Global Financial Services segments’ assets are growing at a faster than average rate. Such assets typically generate lower losses and higher average balances than those of the Company as a whole, thereby generating lower provision, operating and marketing expenses as a percentage of average managed loans. Efforts are also under way to control the level of operating expenses throughout the Company.

Marketing Investment

The Company expects its marketing investment, including brand expenditures, in 2005 to be similar to that experienced in 2004, exclusive of Hibernia, subject to opportunities it perceives in the competitive market. The Company believes the branded franchise that it is building strengthens and enables its current and future direct marketing and mass customization strategies across product lines. The Company cautions, however, that an increase or decrease in marketing expense, including brand, does not necessarily correlate to a comparable increase or decrease in loan balances or accounts due to, among other factors, the long-term nature of brand building, customer attrition and utilization patterns, variations in customer response rates and shifts over time in targeting consumers and/or products that have varying marketing acquisition costs.

The Company expects to vary its marketing across its various products depending on the competitive dynamics of the various markets in which it participates. The Company expects to adjust its marketing allocations from time to time to target specific product lines that it believes offer attractive response rates and opportunities.

Due to the nature of competitive market dynamics and therefore the limited periods of opportunity identified by the Company’s testing processes, marketing expenditures may fluctuate significantly from quarter to quarter. However, the Company expects that the higher growth rate in its diversification businesses than its U.S. card business will lead to a gradual decline through 2005 in its marketing costs as a percentage of average managed loans; however, the Company expects that absolute 2005 marketing costs will be similar to 2004 levels, exclusive of Hibernia.

Operating Cost Trends

The Company believes that a successful focus on managing operating costs is a critical component of its financial outlook. The Company measures operating efficiency using a variety of metrics which vary by specific department or business unit. Nevertheless, the Company believes that overall annual operating costs as a percentage of managed loans (defined as all non-interest expense less marketing, divided by average managed loans) is an appropriate gauge of the operating efficiency of the Company as a whole. As the Company continues its rigorous cost management program and to grow it’s Auto Finance and Global Financial Services segments’ assets more quickly than the average, the Company expects operating costs as a percentage of its average managed loans to decline over time as a result of efficiency gains related to, among other things, servicing higher balance, lower loss assets.

Managed Loan Growth

The Company expects managed loans to grow between 12% and 15% in 2005, exclusive of Hibernia, with a higher growth rate in its diversification segments than in its U.S. Card segment. The Company expects its U.S. Card segment loan growth to be in-line with the U.S. card industry.

Managed Delinquencies and Net Charge-offs

The Company’s managed net charge-off rate improved during 2004 due to its continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality loans, improved collections experience and improving economic conditions. The Company does not expect to continue to realize improvement at the same rate. The Company expects its quarterly managed charge-off rate will stay below 4.25% in 2005, exclusive of Hibernia, with quarterly variations.

The Company’s managed delinquency rate decreased modestly during the first quarter of 2005. Generally, fluctuations in delinquency levels can have several effects, including changes in the amounts of past-due and overlimit fees assessed (lower delinquencies typically cause lower assessments), changes to the non-accrued amounts for finance charges and fees (lower delinquencies typically decrease non-accrued amounts), increased or decreased collections expenses, and/or changes in the reported allowance for loan losses and the associated provision expenses. The Company’s reported allowance for loan losses in a given period is a function of reported charge-offs in the period, the reported delinquency status of reported loans and other factors, such as the Company’s assessment of general economic conditions and the amount of outstanding loans added to the reported balance sheet during the period.

The Company expects a net reported allowance build in 2005, inclusive of the allowance release in the first quarter of 2005 related to the seasonal decrease in loans and improved credit metrics, and exclusive of Hibernia. The outlook is based on current and expected reported charge-off and delinquency rates, as well as expected reported loan growth, a higher growth rate in its diversification businesses than its U.S. Card business, and a continuation of current economic conditions. This outlook is sensitive to general economic conditions, employment trends, and bankruptcy trends, in addition to growth of the Company’s reported loans.

Return on Managed Assets

The Company expects that its return on managed assets will be between 1.7% and 1.8% for the full year of 2005, exclusive of Hibernia, with some quarterly variability as modest declines in revenue margin are more than offset by declines in provision and non-interest expenses.

The Company’s Information Based Strategy (“IBS”)

The Company’s objective is to continue diversifying its consumer finance activities, which may include expansion into additional geographic markets, other consumer loan products (including home loan lending and installment lending), small business lending, and/or the branch banking business. In each business line, the Company expects to continue to apply its proprietary IBS. The Company continues to seek to identify new product and new market opportunities, and to make investment decisions based on the Company’s intensive testing and analysis.

The Company’s lending products and other products are subject to intense competitive pressures that management anticipates will continue to increase as the lending markets mature, and it could affect the economics of decisions that the Company has made or will make in the future in ways that it did not anticipate, test or analyze.

U.S. Card Segment

The Company’s U.S. Card segment consisted of $46.6 billion of U.S. consumer credit card loans as of March 31, 2005, marketed to consumers across the full credit spectrum. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers. The Company expects balanced growth across the various credit risk segments of its credit card portfolio in 2005.

The competitive environment is currently intense for credit card products. Industry mail volume has increased substantially in recent years, resulting in declines in response rates to the Company’s new customer solicitations over time. Additionally, the increase in other consumer loan products, such as home equity loans, has put pressure on growth throughout the credit card industry. These competitive pressures are continuing to increase due to, among other things, increasing consolidation within the industry. Despite this intense pressure, the Company continues to believe that its IBS capabilities will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements and to generate a loan growth rate in line with the industry growth rate.

The Company’s credit card products marketed to consumers with less established or higher risk credit profiles continue to experience steady mail volume and increased pricing competition. These products generally feature higher annual percentage rates, lower credit lines, and annual membership fees. These products produce revenues more quickly than higher credit quality loans. Additionally, since these borrowers are generally viewed as higher risk, they tend to be more likely to pay late or exceed their credit limit, which results in additional fees assessed to their accounts. The Company’s strategy has been, and is expected to continue to be, to offer on these accounts competitive annual percentage rates and annual membership fees appropriate to the risk they present.

Auto Finance Segment

The Company’s Auto Finance segment consisted of $13.3 billion of U.S. auto loans as of March 31, 2005, marketed across the full credit spectrum, via direct and dealer marketing channels. The Company sold $257.7 million of auto finance receivables in April 2005. The Company plans to continue to sell auto receivables in 2005.

In January 2005, the Company acquired Onyx Acceptance Corporation, an indirect auto finance provider. This acquisition provides expanded growth opportunities by enhancing the Company’s product line, especially among prime and near prime borrowers as well as widening our dealer network. The transaction, including the associated restructuring charges, is not expected to have a material effect on the Company’s earnings in 2005. The acquisition of Onyx added $2.8 billion of loans to the managed Auto Finance segment in the first quarter of 2005. In April 2005, the Company acquired the non-prime auto loan portfolio of Key Bank with approximately $650.0 million in outstandings.

The Company expects that in 2005 the Auto Finance segment will continue to grow loans at a faster pace than the U.S. Card segment.

Global Financial Services Segment

The Global Financial Services segment consisted of $21.7 billion of loans as of March 31, 2005, including international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities.

In January 2005, the Company acquired Hfs Group, a UK-based home equity broker. This acquisition broadens and deepens the Company’s presence in the UK market by adding an additional customer channel and gaining experience in additional lending products.

In February 2005, the Company acquired eSmartloan, a U.S. based on-line originator of home equity loans and mortgages. This acquisition broadens and enhances the Company’s capabilities in the growing U.S. home equity market by acquiring a position as a home equity originator and a proprietary scalable technology platform.

In January 2005, the Company acquired InsLogic, an insurance brokerage firm. This acquisition will allow the Company to leverage its direct marketing capabilities by offering consumers insurance brokerage services. InsLogic brings proprietary technology, an operational platform and strong carrier relationships.

The products contained within the Global Financial Services segment play a key role in the asset diversification strategy of the Company, and thus the Company expects the Global Financial Services segment will grow its loan portfolio and profits at a faster pace than the U.S. Card segment.

XII. Supervision and Regulation

General

The Corporation is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842). The Corporation is subject to the requirements of the BHC Act, including limiting its nonbanking activities to those that are permissible for a BHC. Such activities include those that are so closely related to banking as to be incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve Board (the “Federal Reserve”) by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under Federal Reserve policy, the Corporation is expected to act as a source of financial and managerial strength to any banks that it controls, including the Bank and Savings Bank, and to commit resources to support them.

On April 28, 2005, the Corporation filed a declaration with the Federal Reserve Bank of Richmond (the “FRB-R”) electing to become a “financial holding company” under the Gramm-Leach-Bliley Act amendments to the BHC Act (the “GLBA”). The GLBA removed many of the restrictions on the activities of BHCs that become financial holding companies. A financial holding company, and the non-bank companies under its control, are permitted to engage in activities considered financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting, dealing and brokerage and merchant banking activities); incidental to financial activities; or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

The Corporation’s election to become a financial holding company under the GLBA certifies that the Bank and the Savings Bank meet certain criteria, including capital, management and Community

Reinvestment Act requirements. If, after it becomes a financial holding company, the Corporation were to fail to continue to meet the criteria for financial holding company status, it could, depending on which requirements it failed to meet, face restrictions on new financial activities or acquisitions and/or be required to discontinue existing activities that are not generally permissible for bank holding companies. The election will become effective on May 29, 2005 unless the Federal Reserve or the FRB-R notifies the Corporation prior to that time that the election is ineffective.

The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). In addition to regulatory requirements imposed as a result of the Bank’s international operations (discussed below), the Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”), the Federal Reserve, the FRB-R and the FDIC.

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

Basel Committee

On May 11, 2004, the Basel Committee on Banking Supervision (the “Committee”) announced that it has achieved consensus on the new Basel Capital Accord (“Basel II”), which proposes establishment of a new framework of capital adequacy for banking organizations; the Committee published the text of the framework on July 26, 2004. Despite the release of the Basel II framework, it is not clear at this time whether and in what manner the new accord will be adopted by bank regulators with respect to banking organizations that they supervise and regulate. Federal banking regulators in the United States are expected to release proposed rulemaking in this regard in the second quarter of this year. Although the Committee’s stated intent is that Basel II will not change the amount of overall capital in the global banking system, adoption of the proposed new accord could require individual banking organizations, including the Company, to increase the minimum level of capital held. The Company will continue to closely monitor regulatory action on this matter and assess the potential impact to the Company.

Legislation

Legislation has been enacted requiring additional disclosures for credit cards and other types of consumer lending. Such legislation places additional restrictions on the practices of credit card issuers and consumer lenders generally. In addition to the FCRA and FACT Act provisions discussed above, Congress has enacted a sweeping reform of the consumer bankruptcy provisions of the federal Bankruptcy Code which, while instituting a means test for individuals filing under chapter 13 and enacting other reforms, also requires credit card issuers to provide regular disclosures to customers of the financial effect of regularly making only the minimum required payment on their accounts. Also, proposals have been made to restrict certain consumer lending practices, expand the privacy protections afforded to customers of financial institutions, and reform the federal deposit insurance system. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank, COAF or the Corporation would be. Congress or individual states may in the future consider other legislation that would materially and/or adversely affect the banking or consumer lending industries.

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

XIII. Enterprise Risk Management

Risk is an inherent part of the Company’s business and activities. The Company has an ongoing Enterprise Risk Management (“ERM”) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program operates at all levels in the Company: first, at the most senior levels with the Board of Directors and senior management committees that oversee risk and risk management practices; second, in the centralized departments headed by the Chief Enterprise Risk Officer and the Chief Credit Officer that establish risk management methodologies, processes and standards; and third, in the individual business areas throughout the Company which own the management of risk and perform ongoing identification, assessment and response to risks. The Company’s Corporate Audit Services department also assesses risk and the related quality of internal controls and quality of risk management through its audit activities. To facilitate the effective management of risk, the Company utilizes a risk and control framework that includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation and compliance. For additional information on the Company’s ERM program, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, Part I, Item 1, “Enterprise Risk Management”.

XIV. Risk Factors

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

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business. Second, we desire to continue to build and grow our automobile finance business. Third, we hope to continue to diversify our business, both geographically and in product mix, by growing our lending business, including credit cards, internationally, principally in the United Kingdom and Canada, and by identifying, pursuing and expanding new business opportunities, such as branch banking, small business lending and other consumer loan products, including home loan lending and installment lending. Our ability to grow is driven by the success of our fundamental business plan, the level of our investments in new businesses or regions and our ability to successfully apply IBS to new businesses. In addition, our revenue may be adversely affected by our continuing diversification and bias toward lower loss assets (because of the potentially lower margins on such accounts). This risk has many components, including:

•	Customer and Account Growth. Our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, technology functionality, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Diversification Risk. An important element of our strategy is our effort to continue diversifying beyond our U.S. Credit Card portfolio. Our ability to successfully diversify is impacted by a number of factors, including: identifying appropriate acquisition targets, executing on acquisition transactions, developing strategies to grow our existing diversification business, and the Company’s financial ability to undertake these diversification activities. In addition, part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including changing regulatory, legislative and exchange rate environments.

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

Our ability to assess the credit worthiness of our customers may diminish. We market our products to a wide range of customers including those with less experience with credit products and those with a history of missed payments. We select our customers, manage their accounts and establish prices and credit limits using proprietary models and other techniques designed to accurately predict future charge-offs. Our goal is to set prices and credit limits such that we are appropriately compensated for the credit risk we accept for both high and low risk customers. We face a risk that the models and approaches we use to select, manage, and underwrite our customers may become less predictive of future charge-offs due to changes in the competitive environment or in the economy. Intense competition, a weak economy, or even falling interest rates can adversely affect our actual charge-offs and our ability to accurately predict future charge-offs. These factors may cause both a decline in the ability and willingness of our customers to repay their loans and an increase in the frequency with which our lower risk customers defect to more attractive, competitor products. In our auto finance business, declining used-car prices reduce the value of our collateral and can adversely affect charge-offs. We attempt to mitigate these risks by continually improving our approach to predicting future charge-offs and by evaluating potential adverse scenarios. Nonetheless, there can be no assurance that we will be able to accurately predict charge-offs, and our failure to do so may adversely affect our profitability and ability to grow.

The trends that caused the reduction of charge-offs over the course of 2004 and the first part of 2005 may not continue. During that time, we increased the proportion of lower-risk borrowers in our portfolio and increased the proportion of lower risk asset classes, like auto loans, relative to credit cards. In addition, in 2004 and the first part of 2005, our managed loan portfolio continued to grow. Especially in the credit card business, higher growth rates cause lower charge-off rates in the near term. This is primarily driven by lower charge-offs in the first six to eight months of the life of a pool of new accounts. Finally, although the U.S. economy has been improving, there can be no assurance that these trends will continue in the future.

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

We Face Risk From Economic Downturns

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. Accordingly, an economic downturn (either local or national), can hurt our financial performance as accountholders default on their loans or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity. Furthermore, because our business model is to lend across the credit spectrum, we make loans to lower credit quality customers. These customers generally have higher rates of charge-offs and delinquencies than do higher credit quality customers. Additionally, as we increasingly market our cards internationally, an economic downturn or recession outside the United States also could hurt our financial performance.

Reputational Risk and Social Factors May Impact our Results

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices or our financial health. Adverse perceptions regarding our business practices or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships, such as our independent auditors, may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain the manner in which we engage with our customers and the products we offer them. Adverse reputational impacts or events may also increase our litigation risk. See “We Face the Risk of a Complex and Changing Regulatory and Legal Environment”, below. To this end, we carefully monitor internal and external developments for areas of potential reputational risk and have established a Corporate Reputation Committee, a committee of senior management, to assist in evaluating such risks in our business practices and decisions.

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

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank and the Corporation as investment grade. The following chart shows ratings for Capital One Financial Corporation and Capital One Bank as of March 31, 2005. As of that date, the ratings outlooks were as follows:

	Standard & Poor’s	Moody’s	Fitch
Capital One Financial Corporation	BBB	Baa3	BBB
Capital One Financial Corporation—Outlook	Positive	Positive	Positive
Capital One Bank	BBB	Baa2	BBB
Capital One Bank—Outlook	Positive	Positive	Positive

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

However, our goal is to maintain an interest rate position that limits the impact of movements in interest rates to plus or minus 3% of net interest income over a twelve month period. We also seek to minimize foreign exchange fluctuations’ impact to a level that is immaterial to the Company’s net income. The financial instruments and techniques we use to manage the risk of interest rate and exchange rate fluctuations, such as asset/liability matching and interest rate and exchange rate swaps and hedges and some forward exchange contracts, may not always work successfully or may not be available at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, our earnings could be subject to volatility and decreases as interest rates and exchange rates change.

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

In addition, on November 15, 2004, American Express Travel Related Services Company, Inc., filed a lawsuit against the associations and several member banks under the United States federal antitrust law. Capital One Bank; Capital One, F.S.B.; and Capital One Financial Corporation are named defendants. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 16” contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

We Face Risks Related to our Proposed Merger with Hibernia Corporation

Completion of the proposed merger is subject to the satisfaction of various conditions, including the receipt of approval from the Hibernia stockholders and the receipt of various regulatory approvals and authorizations. There is no assurance that all of the various conditions will be satisfied, or that the merger will be completed on the proposed terms and schedule. Additionally, when and if the merger is completed, we face the risks that the businesses may not be integrated successfully and that the cost savings and other synergies from the transaction may not be fully realized, or may take longer to realize than expected. Finally, uncertainties or disruptions related to the transaction may make it more difficult to maintain relationships with customers, employees or suppliers.

Tabular Summary

TABLE A – STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
	2005			2004
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$33,651,455	$1,059,362	12.59%	$29,628,634	$947,768	12.80%
International	4,552,459	124,674	10.95	3,248,891	87,249	10.74

Total	38,203,914	1,184,036	12.40	32,877,525	1,035,017	12.59

Securities available for sale	9,654,437	90,164	3.74	7,098,951	63,716	3.59
Other
Domestic	1,785,018	44,155	9.89	3,474,756	52,217	6.01
International	1,254,286	17,913	5.71	660,309	13,781	8.35

Total	3,039,304	62,068	8.17	4,135,065	65,998	6.38

Total earning assets	50,897,655	$1,336,268	10.50	44,111,541	$1,164,731	10.56
Cash and due from banks	1,613,308			502,585
Allowance for loan losses	(1,509,923)			(1,593,900)
Premises and equipment, net	830,770			916,212
Other	4,455,924			3,762,574

Total assets	$56,287,734			$47,699,012

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$23,184,821	$233,067	4.02%	$21,327,764	$218,238	4.09%
International	2,469,920	30,958	5.01	1,664,948	21,274	5.11

Total	25,654,741	264,025	4.12	22,992,712	239,512	4.17

Senior and subordinated notes	6,908,505	114,480	6.63	7,270,889	124,418	6.84
Other borrowings
Domestic	10,684,781	97,068	3.63	7,832,953	68,752	3.51
International	13,304	174	5.23	1,093	27	9.88

Total	10,698,085	97,242	3.64	7,834,046	68,779	3.51

Total interest-bearing liabilities	43,261,331	$475,747	4.40	38,097,647	$432,709	4.54
Other	4,458,765			3,158,109
Total liabilities	47,720,096			41,255,756
Equity	8,567,638			6,443,256

Total liabilities and equity	$56,287,734			$47,699,012

Net interest spread			6.10%			6.02%

Interest income to average earning assets			10.50%			10.56%
Interest expense to average earning assets			3.74			3.92

Net interest margin			6.76%			6.64%

(1)	Interest income includes past-due fees of approximately $210,661 and $207,246 for the three months ended March 31, 2005 and 2004, respectively.

TABLE B – INTEREST VARIANCE ANALYSIS

Table B sets forth the dollar amount of the increases and decreases in interest income and interest expense resulting from changes in the volume of earnings assets and interest-bearing liabilities and from changes in yields and rates.

	Three Months Ended March 31, 2005 vs. 2004
(Dollars in thousands)	Increase (Decrease)	Change due to(1)
		Volume	Yield/Rate
Interest Income:
Consumer loans
Domestic	$111,594	$207,680	$(96,086)
International	37,425	35,667	1,758

Total	149,019	253,240	(104,221)

Securities available for sale	26,448	23,772	2,676
Other
Domestic	(8,062)	(119,365)	111,303
International	4,132	28,823	(24,691)

Total	(3,930)	(73,734)	69,804

Total interest income	171,537	216,536	(44,999)

Interest Expense:
Deposits
Domestic	14,829	37,888	(23,059)
International	9,684	12,438	(2,754)

Total	24,513	43,098	(18,585)

Senior and subordinated notes	(9,938)	(6,081)	(3,857)
Other borrowings
Domestic	28,316	25,831	2,485
International	147	239	(92)

Total	28,463	25,955	2,508

Total interest expense	43,038	123,960	(80,922)

Net interest income(1)	$128,499	$114,500	$13,999

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C - MANAGED CONSUMER LOAN PORTFOLIO

Table C summarizes the Company’s managed consumer loan portfolio.

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Period-End Balances:
Reported consumer loans:
Domestic	$33,251,106	$29,688,177
International	4,708,097	3,483,339

Total	37,959,203	33,171,516

Securitization adjustments:
Domestic	37,685,724	33,877,087
International	5,947,065	4,768,299

Total	43,632,789	38,645,386

Managed consumer loan portfolio:
Domestic	70,936,830	63,565,264
International	10,655,162	8,251,638

Total	$81,591,992	$71,816,902

Average Balances:
Reported consumer loans:
Domestic	$33,651,455	$29,628,634
International	4,552,459	3,248,891

Total	38,203,914	32,877,525

Securitization adjustments:
Domestic	37,477,288	33,562,386
International	5,971,283	4,708,376

Total	43,448,571	38,270,762

Managed consumer loan portfolio:
Domestic	71,128,743	63,191,020
International	10,523,742	7,957,267

Total	$81,652,485	$71,148,287

TABLE D – DELINQUENCIES

Table D shows the Company’s consumer loan delinquency trends for the periods presented on a reported and managed basis.

	March 31
	2005		2004
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$37,959,203	100.00%	$33,171,516	100.00%
Loans delinquent:
30-59 days	657,180	1.73	608,602	1.83
60-89 days	271,119	0.71	273,440	0.82
90-119 days	180,979	0.48	167,588	0.51
120-149 days	114,348	0.30	128,297	0.39
150 or more days	95,332	0.25	88,498	0.27

Total	$1,318,958	3.47%	$1,266,425	3.82%

Loans delinquent by geographic area:
Domestic	$1,187,825	3.57%	$1,201,222	4.05%
International	131,133	2.79	65,203	1.87

Managed:
Loans outstanding	$81,591,992	100.00%	$71,816,902	100.00%
Loans delinquent:
30-59 days	1,183,675	1.45	1,105,665	1.54
60-89 days	597,341	0.73	602,502	0.84
90-119 days	445,532	0.55	430,317	0.60
120-149 days	320,438	0.40	335,192	0.47
150 or more days	265,125	0.32	257,662	0.35

Total	$2,812,111	3.45%	$2,731,338	3.80%

TABLE E – NET CHARGE-OFFS

Table E shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Reported:
Average loans outstanding	$38,203,914	$32,877,525
Net charge-offs	330,270	342,391
Net charge-offs as a percentage of average loans outstanding	3.46%	4.17%

Managed:
Average loans outstanding	$81,652,485	$71,148,287
Net charge-offs	843,931	858,849
Net charge-offs as a percentage of average loans outstanding	4.13%	4.83%

TABLE F - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

Table F sets forth the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Balance at beginning of period	$1,505,000	$1,595,000
Provision for loan losses:
Domestic	212,689	225,280
International	46,942	18,388

Total provision for loan losses	259,631	243,668

Other	5,639	(1,277)
Charge-offs:
Domestic	(399,547)	(426,453)
International	(45,995)	(30,998)

Total charge-offs	(445,542)	(457,451)

Principal recoveries:
Domestic	104,367	105,056
International	10,905	10,004

Total principal recoveries	115,272	115,060

Net charge-offs	(330,270)	(342,391)

Balance at end of period	$1,440,000	$1,495,000

Allowance for loan losses to loans at period-end	3.79%	4.51%

Allowance for loan losses by geographic distribution:
Domestic	$1,280,116	$1,380,233
International	159,884	114,767

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended March 31, 2005.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of March 31, 2005 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

Part II Other Information

Item 1. Legal Proceedings

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies.”

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1-31, 2005	9,652	$82.93	N/A	N/A
February 1-28, 2005	14,364	$76.84	N/A	N/A
March 1-31, 2005	35,117	$77.59	N/A	N/A
Total	59,133	$78.28	N/A	N/A

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Corporation’s 2005 Annual Meeting of Stockholders was held April 28, 2005.
(b)	The following directors were elected at such meeting:

Patrick W. Gross

Ann Fritz Hackett

The following directors will also continue in their office after such meeting:

W. Ronald Dietz

Richard D. Fairbank

Lewis Hay, III

Mayo A. Shattuck, III

Stanley Westreich

(c)	The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld
Patrick W. Gross	215,925,020	2,503,148
Ann Fritz Hackett	215,877,673	2,550,495
Item	Votes For	Votes Against	Abstain	Broker Non-Votes

Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2005	213,544,330	3,539,178	1,344,660	—

Approval of Stockholder Proposal:
Director election majority vote standard	82,357,942	109,058,588	2,086,122	24,925,516

Approval of Stockholder Proposal: Report on long-term targets for stock options to be held by executives	30,451,802	160,873,829	2,208,211	24,894,326

Voting based on common shares outstanding, not including unvested restricted stock awards, of 243,560,586 on February 28, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1    Certification of Richard D. Fairbank

31.2    Certification of Gary L. Perlin

32.1    Certification* of Richard D. Fairbank

32.2    Certification* of Gary L. Perlin

(b)	Reports on Form 8-K:

On January 19, 2005, the Company filed under Item 2.02 —”Results of Operations and Financial Condition”, Item 7.01 —”Regulation FD Disclosure”, Item 8.01 – “Other Events”, and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1, a copy of its earnings press release for the fourth quarter 2004 that was issued January 19, 2005. This release, which is required under Item 2.02, “Results of Operations and Financial Condition,” has been included under Item 7.01 pursuant to interim reporting guidance provided by the SEC. Additionally, the Company furnished the information in Exhibit 99.2, Fourth Quarter Earnings Presentation for the quarter ended December 31, 2004.

On January 19, 2005, the Company furnished under Item 7.01—”Regulation FD Disclosure” and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—December 2004 for the month ended December 31, 2004.

On January 27, 2005, the Company filed under Item 5.02—”Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” of Form 8-K an announcement regarding its Directors.

On February 10, 2005, the Company furnished under Item 7.01—”Regulation FD Disclosure” and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—January 2005 for the month ended January 31, 2005.

On February 18, 2005, the Company filed under Item 3.03 – “Material Modification to Rights of Security Holders” of Form 8-K, on Exhibit 99.1, a copy of its press release dated February 15, 2005.

On March 6, 2005, the Company furnished under Item 8.01 – “Other Events”, and Item 9.01—”Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1, a copy of its press release dated March 6, 2005. Additionally, the Company furnished the information in Exhibit 99.2, Investor Presentation dated March 7, 2005.

On March 9, 2005, the Company filed under Item 1.01 – “Entry into a Material Definitive Agreement” and Item 9.01—”Financial Statements and Exhibits” of Form 8-K, on Exhibit 2.1, a copy of its agreement and plan of merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation.

On March 10, 2005, The Company furnished under 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—February 2005 for the month ended February 28, 2005.

*	Information in this furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: May 3, 2005	/s/ GARY L. PERLIN
Gary L. Perlin
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer of the Registrant)