Form 10-Q
period 2005-06-30
CAPITAL ONE FINANCIAL CORP
filed 2005-08-04
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2005 there were 263,452,485 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

June 30, 2005

Part I. Financial Information

Item 1. Financial Statements (unaudited)

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)

	June 30 2005	December 31 2004
Assets:
Cash and due from banks	$581,267	$327,517
Federal funds sold and resale agreements	1,283,015	773,695
Interest-bearing deposits at other banks	721,806	309,999
Cash and cash equivalents	2,586,088	1,411,211
Securities available for sale	9,522,515	9,300,454
Consumer loans	38,610,787	38,215,591
Less: Allowance for loan losses	(1,405,000)	(1,505,000)
Net loans	37,205,787	36,710,591
Accounts receivable from securitizations	4,890,933	4,081,271
Premises and equipment, net	782,372	817,704
Interest receivable	274,547	252,857
Goodwill	739,889	352,157
Other	993,836	821,010
Total assets	$56,995,967	$53,747,255

Liabilities:
Interest-bearing deposits	$26,521,031	$25,636,802
Senior and subordinated notes	6,692,311	6,874,790
Other borrowings	9,692,941	9,637,019
Interest payable	252,677	237,227
Other	3,425,226	2,973,228
Total liabilities	46,584,186	45,359,066

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 265,039,159 and 248,354,259 shares issued as of June 30, 2005 and December 31, 2004, respectively	2,650	2,484
Paid-in capital, net	3,783,074	2,711,327
Retained earnings	6,620,729	5,596,372
Cumulative other comprehensive income	75,024	144,759
Less: Treasury stock, at cost; 1,586,674 and 1,520,962 shares as of June 30, 2005 and December 31, 2004, respectively	(69,696)	(66,753)
Total stockholders’ equity	10,411,781	8,388,189
Total liabilities and stockholders’ equity	$56,995,967	$53,747,255

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
INTEREST INCOME:
Consumer loans, including past-due fees	$1,190,098	$1,019,076	$2,374,134	$2,054,093
Securities available for sale	91,245	76,081	181,409	139,797
Other	70,557	56,789	132,625	122,787
Total interest income	1,351,900	1,151,946	2,688,168	2,316,677

Interest Expense:
Deposits	279,438	244,978	543,463	484,490
Senior and subordinated notes	104,593	124,809	219,073	249,227
Other borrowings	95,366	71,142	192,608	139,921
Total interest expense	479,397	440,929	955,144	873,638
Net interest income	872,503	711,017	1,733,024	1,443,039
Provision for loan losses	291,600	242,256	551,231	485,924
Net interest income after provision for loan losses	580,903	468,761	1,181,793	957,115

Non-Interest Income:
Servicing and securitizations	1,024,629	868,041	1,976,231	1,785,710
Service charges and other customer-related fees	360,410	368,469	761,596	722,962
Interchange	132,068	117,329	255,508	222,924
Other	64,889	42,225	104,640	107,602
Total non-interest income	1,581,996	1,396,064	3,097,975	2,839,198

Non-interest Expense:
Salaries and associate benefits	442,101	419,695	875,602	844,087
Marketing	277,034	253,838	588,793	508,985
Communications and data processing	138,916	108,191	281,735	225,297
Supplies and equipment	83,661	74,582	170,107	162,903
Occupancy	40,209	70,494	58,110	109,213
Other	353,696	302,012	689,102	603,223
Total non-interest expense	1,335,617	1,228,812	2,663,449	2,453,708
Income before income taxes	827,282	636,013	1,616,319	1,342,605
Income taxes	296,164	228,626	578,639	484,412
Net income	$531,118	$407,387	$1,037,680	$858,193
Basic earnings per share	$2.10	$1.74	$4.18	$3.68
Diluted earnings per share	$2.03	$1.65	$4.02	$3.48
Dividends paid per share	$0.03	$0.03	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share and per share data) (unaudited)

	Common Stock
			Paid-in	Retained	Cumulative	Treasury	STotal tockholder’s
	Shares	Amount	Capital	Earnings	Other	Stock	Equity
Balance, December 31, 2003	236,352,914	$2,364	$1,937,302	$4,078,508	$83,158	$(49,521)	$6,051,811
Comprehensive income:
Net income				858,193			858,193
Other comprehensive loss, net of income tax benefit:
Unrealized losses on securities, net of income tax benefit of $72,431					(126,991)		(126,991)
Foreign currency translation adjustments					9,095		9,095
Unrealized gains on cash flowhedging instruments, net of income taxes of $17,962					30,371		30,371

Other comprehensive loss					(87,525)		(87,525)

Comprehensive income							770,668
Cash dividends—$.05 per share				(12,678)			(12,678)
Issuances of common and restricted stock, net of forfeitures	(73,015)	(1)	12,167			93	12,259
Exercise of stock options and related tax Benefits	6,539,166	65	334,014				334,079
Amortization of compensation expense for restricted stock awards			44,725				44,725
Common stock issuable under incentive plan			20,193				20,193
Balance, June 30, 2004	242,819,065	$2,428	$2,348,401	$4,924,023	$(4,367)	$(49,428)	$7,221,057

Balance, December 31, 2004	248,354,259	$2,484	$2,711,327	$5,596,372	$144,759	$(66,753)	$8,388,189
Comprehensive income:
Net income				1,037,680			1,037,680
Other comprehensive loss, net of income tax benefits:
Unrealized losses on securities, net of income tax benefit of $4,858					(7,935)		(7,935)
Foreign currency translation adjustments					(66,430)		(66,430)
Unrealized gains on cash flow hedging instruments, net of income taxes of $4,010					4,630		4,630

Other comprehensive loss					(69,735)		(69,735)

Comprehensive income							967,945
Cash dividends—$.05 per share				(13,323)			(13,323)
Purchases of treasury stock						(2,943)	(2,943)
Issuances of common and restricted stock, net of forfeitures	11,309,024	113	759,903				760,016
Exercise of stock options, and related tax benefits	5,375,876	53	238,834				238,887
Amortization of compensation expense for restricted stock awards			44,796				44,796
Common stock issuable under incentive plan			28,214				28,214
Balance, June 30, 2005	265,039,159	$2,650	$3,783,074	$6,620,729	$75,024	$(69,696)	$10,411,781

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Six Months Ended June 30
	2005	2004
Operating Activities:
Net income	$1,037,680	$858,193
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	551,231	485,924
Depreciation and amortization	196,516	197,401
(Reparation) impairment of long-lived assets, net	(14,938)	34,703
Losses on sales of securities available for sale	5,403	20,941
Gains on sales of auto loans	(6,618)	(24,405)
Losses on repurchases of senior notes	12,444	—
Stock plan compensation expense	73,010	64,918
Changes in assets and liabilities, net of effects from purchase of companies acquired:
Increase in interest receivable	(21,690)	(20,053)
(Increase) decrease in accounts receivable from securitizations	(449,751)	774,166
(Increase) decrease in other assets	(82,558)	254,221
Increase in interest payable	12,906	278
Increase in other liabilities	160,653	83,884
Net cash provided by operating activities	1,474,288	2,730,171
Investing Activities:
Purchases of securities available for sale	(1,410,129)	(5,011,254)
Proceeds from maturities of securities available for sale	574,659	706,085
Proceeds from sales of securities available for sale	578,065	984,134
Proceeds from sale of automobile loans	257,230	600,917
Proceeds from securitization of consumer loans	4,008,213	5,946,510
Net increase in consumer loans	(5,013,440)	(9,134,567)
Principal recoveries of loans previously charged off	229,161	230,616
Additions of premises and equipment, net	(31,403)	(119,130)
Net payments for companies acquired	(470,694)	—
Net cash used for investing activities	(1,278,338)	(5,796,689)
Financing Activities:
Net increase in interest-bearing deposits	884,229	1,762,424
Net (decrease) increase in other borrowings	(501,391)	88,599
Issuances of senior notes	1,262,035	998,190
Maturities of senior notes	(876,567)	(295,000)
Repurchases of senior notes	(648,840)	—
(Purchases) issuances of treasury stock	(2,943)	93
Dividends paid	(13,323)	(12,678)
Net proceeds from issuances of common stock	760,016	12,166
Proceeds from exercise of stock options	115,711	252,601
Net cash provided by financing activities	978,927	2,806,395
Increase (decrease) in cash and cash equivalents	1,174,877	(260,123)
Cash and cash equivalents at beginning of period	1,411,211	1,980,282
Cash and cash equivalents at end of period	$2,586,088	$1,720,159

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data) (unaudited)

Note 1: Significant Accounting Policies

Business

The condensed consolidated financial statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a diversified financial services company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products and deposit products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are collectively referred to as the “Company.”

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

Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004 should be read in conjunction with these condensed consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for the Company’s fixed stock options for years prior to 2003, as the exercise price of all such options equals or exceeds the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS No. 123, prospectively to all awards granted, modified, or settled after January 1, 2003. Typically, awards under the Company’s plans vest over a three year period. Therefore, cost related to stock-based compensation included in net income for 2005, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period is presented in the table below.

	For the Three Months Ended June 30		For the Six Months Ended June 30
Pro Forma Information	2005	2004	2005	2004
Net income, as reported	$531,118	$407,387	$1,037,680	$858,193
Stock-based employee compensation expense included in reported net income	26,632	17,966	46,688	35,261
Stock-based employee compensation expense determined under fair value based method(1)	(31,161)	(50,184)	(55,921)	(100,815)
Pro forma net income	$526,589	$375,169	$1,028,447	$792,639

Earnings per share:
Basic – as reported	$2.10	$1.74	$4.18	$3.68
Basic – pro forma	$2.08	$1.60	$4.14	$3.40

Diluted – as reported	$2.03	$1.65	$4.02	$3.48
Diluted – pro forma	$1.99	$1.51	$3.94	$3.20
(1)	Includes amortization of compensation expense for current year stock option grants and prior year stock option grants over the stock options’ vesting period.

The fair value of the options granted during the three and six months ended June 30, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below.

	For the Three Months Ended June 30		For the Six Months Ended June 30
Assumptions	2005	2004	2005	2004
Dividend yield	.14%	.15%	.14%	.15%
Volatility factors of expected market price of stock	44%	47%	53%	58%
Risk-free interest rate	3.67%	2.50%	4.20%	2.22%
Expected option lives (in years)	3.2	2.2	4.9	2.8

Note 2: Segments

The Company maintains three distinct operating segments: U.S. Card, Auto Finance, and Global Financial Services. The U.S. Card segment consists of domestic credit card lending activities. The Auto Finance segment consists of automobile and other motor vehicle financing activities. The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other category includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other category also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

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

	For the Three Months Ended June 30, 2005
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,151,692	$285,744	$411,825	$(18,959)	$1,830,302	$(957,799)	$872,503
Non-interest income	846,720	6,964	265,499	25,577	1,144,760	437,236	1,581,996
Provision for loan losses	539,211	20,330	256,766	(4,144)	812,163	(520,563)	291,600
Non-interest expenses	794,012	124,584	378,278	38,743	1,335,617	—	1,335,617
Income tax provision (benefit)	232,816	51,728	15,621	(4,001)	296,164	—	296,164
Net income (loss)	$432,373	$96,066	$26,659	$(23,980)	$531,118	$—	$531,118
Loans receivable	$46,408,912	$14,520,216	$22,053,145	$(30,921)	$82,951,352	$(44,340,565)	$38,610,787

	For the Three Months Ended June 30, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,124,099	$195,974	$338,192	$(72,795)	$1,585,470	$(874,453)	$711,017
Non-interest income	816,034	22,666	185,488	(12,890)	1,011,298	384,766	1,396,064
Provision for loan losses	519,569	54,908	159,001	(1,535)	731,943	(489,687)	242,256
Non-interest expenses	820,424	81,345	295,117	31,926	1,228,812	—	1,228,812
Income tax provision (benefit)	216,051	29,659	23,471	(40,555)	228,626	—	228,626
Net income (loss)	$384,089	$52,728	$46,091	$(75,521)	$407,387	$—	$407,387
Loans receivable	$45,247,444	$9,383,432	$18,722,812	$13,664	$73,367,352	$(38,816,009)	$34,551,343

	For the Six Months Ended June 30, 2005
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$2,402,330	$535,251	$824,558	$(113,077)	$3,649,062	$(1,916,038)	$1,733,024
Non-interest income	1,626,135	18,303	499,340	72,383	2,216,161	881,814	3,097,975
Provision for loan losses	1,028,247	112,643	445,082	(517)	1,585,455	(1,034,224)	551,231
Non-interest expenses	1,630,154	238,349	729,754	65,192	2,663,449	—	2,663,449
Income tax provision (benefit)	479,522	70,897	51,975	(23,755)	578,639	—	578,639
Net income (loss)	$890,542	$131,665	$97,087	$(81,614)	$1,037,680	$—	$1,037,680
Loans receivable	$46,408,912	$14,520,216	$22,053,145	$(30,921)	$82,951,352	$(44,340,565)	$38,610,787

	For the Six Months Ended June 30, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$2,324,676	$385,172	$670,081	$(117,381)	$3,262,548	$(1,819,509)	$1,443,039
Non-interest income	1,585,090	46,096	362,814	31,834	2,025,834	813,364	2,839,198
Provision for loan losses	1,054,848	135,090	312,438	(10,307)	1,492,069	(1,006,145)	485,924
Non-interest expenses	1,650,349	165,878	574,977	62,504	2,453,708	—	2,453,708
Income tax provision (benefit)	433,645	46,908	48,454	(44,595)	484,412	—	484,412
Net income (loss)	$770,924	$83,392	$97,026	$(93,149)	$858,193	$—	$858,193
Loans receivable	$45,247,444	$9,383,432	$18,722,812	$13,664	$73,367,352	$(38,816,009)	$34,551,343

During the three months ended June 30, 2005 and 2004, the Company recognized non-interest expense of $26.0 million and $56.0 million, respectively for employee termination and facility consolidation charges related to continued cost reduction initiatives. Of this amount, $10.9 million and $49.9 million were allocated to the U.S. Card segment, $7.5 million and $5.1 million were allocated to the Global Financial Services segment, $7.3 million and $0.5 million were allocated to the Auto Finance Segment and the remaining balances were held in the Other category for the three months ended June 30, 2005 and 2004, respectively.

During the six months ended June 30, 2005 and 2004, the Company recognized non-interest expense of $49.7 million and $56.0 million, respectively for employee termination and facility consolidation charges related to continued cost reduction initiatives. Of this amount, $27.7 million and $49.9 million were allocated to the U.S. Card segment, $13.1 million and $5.1 million were allocated to the Global Financial Services segment, $8.2 million and $0.5 million were allocated to the Auto Finance Segment and the remaining balances were held in the Other category for the six months ended June 30, 2005 and 2004, respectively.

In the first quarter 2005, the Company closed on the sale of its Tampa, Florida facilities. The ultimate sales price was greater than the impaired value of the held-for-sale property, and as such, the Company reversed $18.8 million of its previously recorded impairment in Occupancy expense. Of this amount, $17.4 million was allocated to the U.S. Card segment, $1.3 million was allocated to the Global Financial Services segment, and the balance was held in the Other category.

During the three months ended June 30, 2005 and 2004, the Company sold auto loans of $257.7 million and $322.7 million, respectively. These transactions resulted in pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing, of $4.5 million and $12.5 million for the three months ended June 30, 2005 and 2004, respectively. In addition, the Company recognized an additional $2.5 million in gains related to prior period sales of auto receivables for the three month period ended June 30, 2005.

During the six months ended June 30, 2005 and 2004, the Company sold auto loans of $257.7 million and $582.4 million, respectively. These transactions resulted in pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing, of $4.5 million and $25.8 million for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company recognized an additional $5.0 million in gains related to prior period sales of auto receivables for the six month period ended June 30, 2005.

During the three months ended June 30, 2005, the Company completed the acquisition of Key Bank’s non-prime auto loan portfolio, adding $635.3 million in managed loans to the Auto Finance segment.

Note 3: Capitalization

In May 2005, the Company issued 10.4 million shares of common stock resulting in proceeds of $747.5 million in accordance with the settlement provisions of the forward purchase contracts of its mandatory convertible debt securities (the “Upper DECs”) issued in April of 2002. The number of shares was based on the average closing price of $71.77 for the Company’s stock calculated over the twenty trading days prior to the settlement.

In May 2005, the Company issued $500.0 million of ten year 5.50% fixed rate senior notes through its shelf registration statement.

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). The Capital One Auto Loan Facility II has the capacity to issue up to $750.0 million in secured notes. The Capital One Auto Loan Facility II has a renewal date of March 27, 2006. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

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

Note 4: Comprehensive Income

Comprehensive income for the three months ended June 30, 2005 and 2004, respectively was as follows:

	Three Months Ended June 30
	2005	2004
Comprehensive Income:
Net income	$531,118	$407,387
Other comprehensive income (loss), net of tax	5,282	(151,775)
Total comprehensive income	$536,400	$255,612

Note 5: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Numerator:
Net income	$531,118	$407,387	$1,037,680	$858,193
Denominator:
Denominator for basic earnings per share – Weighted-average shares	252,585	234,732	248,305	233,377
Effect of dilutive securities:
Stock options	6,602	10,341	7,757	10,813
Restricted stock	2,477	2,518	2,384	2,312
Dilutive potential common shares	9,079	12,859	10,141	13,125
Denominator for diluted earnings per share – Adjusted weighted-average shares	261,664	247,591	258,446	246,502
Basic earnings per share	$2.10	$1.74	$4.18	$3.68
Diluted earnings per share	$2.03	$1.65	$4.02	$3.48

Note 6: Goodwill

The following table provides a summary of the goodwill.

	Auto Finance	Global Financial Services	Total
Balance at December 31, 2004	$218,957	$133,200	$352,157
Additions	110,493	282,456	392,949
Foreign currency translation	—	(5,217)	(5,217)
Balance at June 30, 2005	$329,450	$410,439	$739,889

During the first quarter of 2005, the Company closed the acquisitions of Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity broker; InsLogic, an insurance brokerage firm, and eSmartloan, a U.S. based online originator of home equity loans and mortgages, which created approximately $392.9 million of goodwill, in the aggregate.

The results of operations for the businesses acquired during the first quarter of 2005 were included in the Company’s Consolidated Statement of Income beginning at the dates of acquisition.

Note 7: Commitments and Contingencies

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

On June 22, 2005, five entities purporting to represent a class of retail merchants filed a lawsuit against the associations and several member banks under United States federal antitrust law. The lawsuit alleges, among other things, that the associations and member banks conspired to fix the level of interchange fees. The complaint, among other things, requests civil monetary damages, which could be trebled. Capital One Bank; Capital One, F.S.B.; and Capital One Financial Corp. are named defendants.

The Company believes that it has meritorious defenses with respect to these cases and intends to defend the cases vigorously. At the present time, management is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the consolidated financial position of the Company or the Company’s results of operations in any future reporting period.

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

Note 8: Impairment or Disposal of Long-Lived of Assets

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

Note 9: Subsequent events

On August 3, 2005, the shareholders of Hibernia voted on and approved the Agreement and Plan of Merger, dated March 6, 2005, between the Company and Hibernia Corporation, pursuant to which Hibernia will merge with and into Capital One Financial Corporation, pending the necessary regulatory approval and satisfaction of other closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”) which currently offers credit card products and takes retail deposits, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”. The Company became a financial holding company on May 27, 2005. As of June 30, 2005, the Company had 48.9 million accounts and $83.0 billion in managed consumer loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the United States.

The Company’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency. The Company’s revenues consist primarily of interest income on consumer loans (including past-due fees) and securities and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, overlimit and other fee income, collectively “fees”), cross sell, interchange and gains on the securitizations of loans. Loan securitization transactions qualifying as sales under accounting principles generally accepted in the United States (“GAAP”) remove the loan receivables from the consolidated balance sheet; however, the Company continues to both own and service the related accounts. The Company generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans. Interest income, fees, interchange and recoveries in excess of the interest paid to investors and charge-offs generated from off-balance sheet loans are recognized as servicing and securitizations income.

The Company’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses (including associate salaries and benefits), marketing expenses and income taxes. Marketing expenses (e.g., advertising, printing, credit bureau costs and postage) to implement the Company’s product strategies are expensed as incurred while the revenues resulting from acquired accounts are recognized over their life. Revenues recognized are a function of the response rate of the initial marketing program, usage and attrition patterns, credit quality of accounts, product pricing and effectiveness of account management programs.

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

	As of and for the Three Months Ended June 30, 2005
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$872,503	$957,799	$1,830,302
Non-interest income	$1,581,996	$(437,236)	$1,144,760
Total revenue	$2,454,499	$520,563	$2,975,062
Provision for loan losses	$291,600	$520,563	$812,163
Net charge-offs	$324,047	$520,563	$844,610
Balance Sheet Measures
Consumer loans	$38,610,787	$44,340,565	$82,951,352
Total assets	$56,995,967	$43,761,307	$100,757,274
Average consumer loans	$38,237,463	$43,234,365	$82,471,828
Average earning assets	$51,693,930	$42,380,839	$94,074,769
Average total assets	$56,962,652	$43,677,152	$100,639,804
30+ day delinquencies	$1,399,552	$1,493,307	$2,892,859

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

IV. Management Summary

Summary of Quarter ending June 30, 2005

The second quarter of 2005 was marked by continued strength in diversified profitability and loan growth, as well as overall credit quality.

For the three months ended June 30, 2005, net income increased 30% to $531.1 million and diluted earnings per share increased 23% to $2.03 per share compared to the same period in the prior year. This was driven by growth in revenues resulting from the year over year growth of the Company’s managed loan portfolio and was supported by continued improvement in asset quality metrics. The growth in reported loans increased the overall provision expense, however this was offset by continued improvements in the net charge-off rate and 30+ day delinquency rate reflecting the Company’s continued bias toward originating higher credit quality loans in U.S. Card and steady loan growth in the Global Financial Services and Auto Finance segments, which typically exhibit lower levels of loan losses, as well as a favorable credit environment. The growth in revenues was offset by higher marketing spend and operating expenses. However, operating expense as a percentage of average managed loans continued to decline, reflecting the improved operating efficiencies of the Company.

The Company’s return on managed average assets of 2.11% reflects the strength of the Company’s bottom-line earnings.

The U.S. Card segment continues to be the largest contributor to net income; however, the Auto Finance and Global Financial Services segments combined provided a consistent contribution of 23% to net income for the second quarter 2005, compared to 24% for the second quarter 2004. The Auto Finance and Global Financial Services segments accounted for 44% of managed loans at June 30, 2005 compared with 38% at June 30, 2004.

The Company continues to grow profitably while maintaining a strong balance sheet. Total assets continue to grow according to expectations, capital ratios remain well above the regulatory “well capitalized” thresholds, and the Company continues to maintain significant levels of liquidity.

Q2 2005 Significant Events

On May 17, 2005, the Company issued 10.4 million shares of common stock in accordance with the settlement provisions of the forward purchase contracts related to the mandatory convertible debt securities (the “Upper DECs”) issued in April of 2002. The issuance provided $747.5 million in cash proceeds.

On April 28, 2005, the Company filed a declaration with the Federal Reserve Bank of Richmond electing to become a “financial holding company” under the Gramm-Leach-Bliley Act amendments of the Bank Holding Company Act of 1956 (the “BHCA”). The election became effective on May 27, 2005, thereby allowing the Company the authority to engage in certain activities that are not permissible under the BHCA for bank holding companies, including the authority under the BHCA to acquire all of the subsidiaries of Hibernia Corporation.

In April and May of 2005, the Company completed the acquisition of Key Bank’s non-prime auto loan portfolio, adding $635.3 million in managed loans. The purchase will strengthen the Company’s non-prime auto loan growth platform and dealer channels as Key Bank’s data, dealer relationships and sales staff are fully leveraged upon integration.

During the second quarter of 2005, the Company recognized $26.0 million in employee termination and facility consolidation charges related to cost reduction initiatives associated with the restructuring program announced in 2004.

V. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company at and for the three and six month periods ended June 30, 2005 and 2004.

TABLE 1 – FINANCIAL SUMMARY

	As of and for the Three Months Ended			As of and for the Six Months Ended
	June 30			June 30
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
Earnings (Reported):
Net interest income	$872,503	$711,017	$161,486	$1,733,024	$1,443,039	$289,985
Non-interest income	1,581,996	1,396,064	185,932	3,097,975	2,839,198	258,777
Total Revenue (1)	2,454,499	2,107,081	347,418	4,830,999	4,282,237	548,762
Provision for loan losses	291,600	242,256	49,344	551,231	485,924	65,307
Marketing	277,034	253,838	23,196	588,793	508,985	79,808
Operating expenses	1,058,583	974,974	83,609	2,074,656	1,944,723	129,933
Income before taxes	827,282	636,013	191,269	1,616,319	1,342,605	273,714
Income taxes	296,164	228,626	67,538	578,639	484,412	94,227
Net income	531,118	407,387	123,731	1,037,680	858,193	179,487
Common Share Statistics:
Basic EPS	$2.10	$1.74	$0.36	$4.18	$3.68	$0.50
Diluted EPS	2.03	1.65	0.38	4.02	3.48	0.54
Selected Balance Sheet Data:
Reported loans (period end)	$38,610,787	$34,551,343	$4,059,444	$38,610,787	$34,551,343	$4,059,444
Managed loans (period end)	82,951,352	73,367,352	9,584,000	82,951,352	73,367,352	9,584,000
Reported loans (average)	38,237,463	33,290,487	4,946,976	38,253,636	33,084,006	5,169,630
Managed loans (average)	82,471,828	72,327,220	10,144,608	82,114,830	71,737,754	10,377,076
Allowance for loan losses	1,405,000	1,425,000	(20,000)	1,405,000	1,425,000	(20,000)
Selected Company Metrics (Reported):
Return on average assets (ROA)	3.73%	3.26%	0.47	3.67%	3.51%	0.16
Return on average equity (ROE)	23.80	23.47	0.33	24.66	25.64	(0.98)
Net charge-off rate	3.39	3.72	(0.33)	3.42	3.94	(0.52)
30+ day delinquency rate	3.62	3.91	(0.29)	3.62	3.91	(0.29)
Net interest margin	6.75	6.22	0.53	6.75	6.43	0.32
Revenue margin	18.99	18.44	0.55	18.81	19.07	(0.26)
Selected Company Metrics (Managed):
Return on average assets (ROA)	2.11%	1.84%	0.27	2.08%	1.98%	0.10
Net charge-off rate	4.10	4.42	(0.32)	4.11	4.62	(0.51)
30+ day delinquency rate	3.49	3.76	(0.27)	3.49	3.76	(0.27)
Net interest margin	7.78	7.65	0.13	7.82	7.99	(0.17)
Revenue margin	12.65	12.53	0.12	12.56	12.95	(0.39)

(1) In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $259.8 million and $263.5 for the three months ended June 30, 2005 and 2004, respectively, and $503.7 million and $549.0 million for the six months ended June 30, 2005 and 2004, respectively.

Summary of Reported Statement of Income

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XIV, Tabular Summary as detailed in the sections below.

All quarterly comparisons are made between the three month period ended June 30, 2005 and the three month period ended June 30, 2004, unless otherwise indicated.

All year to date comparisons are made between the six month period ended June 30, 2005 and the six month period ended June 30, 2004, unless otherwise indicated.

Net Interest Income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s consumer loans and income earned on securities, less interest expense on borrowings which includes interest-bearing deposits, borrowings from senior and subordinated notes and other borrowings.

For the three and six month periods ended June 30, 2005, reported net interest income increased 23% and 20%, respectively. These increases were primarily the result of growth in reported average earning assets, increases in earning asset yields and reductions in the cost of funds. The 38 and 15 basis point increases in the earning asset yields for the three and six month periods ended June 30, 2005, respectively, were primarily the result of a 21 basis point increase in the reported loan yield for the second quarter. The increase in loan yield for the second quarter resulted from the overall rising interest rate environment combined with improved collectibility of finance charges billed to customers. The reduction in the cost of funds was primarily driven by the replacement of maturing unsecured debt with new lower cost issuances.

For additional information, see section XIV, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-Interest Income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, interchange income, and other non-interest income.

For the three and six month periods ended June 30, 2005, reported non-interest income increased 13% and 9%, respectively. The quarterly increase was primarily related to increases in servicing and securitization income, interchange income, and other non-interest income, partially offset by a decrease in service charges and other customer-related fees. The year-to-date increase was primarily the result of an increase in servicing and securitization income, service charges and other customer-related fees and interchange income.

Servicing and securitizations income represents servicing fees, excess spread and other fees relating to consumer loan receivables sold through securitization and other sale transactions, as well as gains and losses resulting from those transactions and fair value adjustments of the retained interests. Servicing and securitization income increased 18% and 11% for the three and six month periods ended June 30, 2005, respectively. These increases were primarily the result of 14% increases in both the second quarter and year-to-date average off-balance sheet loan portfolios, increases in excess spread and fair value adjustments of the retained interests. In addition, businesses acquired during 2005 contributed $50.2 million and $64.4 million to servicing and securitization income for the three and six month periods ended June 30, 2005, respectively.

Service charges and other customer-related fees decreased 2% in the second quarter of 2005 and increased 5% in the first half of 2005 while quarter-to-date and year-to-date average reported loan portfolios increased 15% and 16%, respectively. The lower growth in service charges and other customer-related fee income when compared to reported loan growth is reflective of the reported loan growth being concentrated in lower fee generating diversification businesses.

Interchange income, net of costs related to the Company’s rewards programs, increased 13% and 15% for the three and six month periods ended June 30, 2005, respectively, primarily due to growth in the reported loan portfolio and increased purchase volumes. Costs related to the Company’s rewards programs increased $16.6 million and $26.3 million for the three and six month periods ended June 30, 2005, respectively. The increases in rewards expense were due to increases in purchase volumes and the expansion of the rewards programs.

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by the Company’s healthcare finance business, gains on the sale of auto loans and mortgage loans and income earned related to purchased charged-off loan portfolios. Other non-interest income increased 54% for the second quarter of 2005. This increase was primarily related to $12.5 million in revenue contributed from businesses that were acquired in 2005 and a $20.6 million increase in revenue related to a reduction in losses on the sale of securities. These increases were partially offset by a $7.0 million reduction in revenue due to fewer gains on the sale of auto loans recognized in the second quarter of 2005. For the six month period ended June 30, 2005, other non-interest income remained relatively consistent with the same period of the prior year but included a $17.8 million decrease in revenue related to a reduction in gains on the sale of auto loans, offset by a $17.8 million increase in revenue contributed from the businesses acquired in 2005.

Provision for loan losses

The provision for loan losses increased 20% and 13% for the three and six month periods ended June 30, 2005, respectively. These increases were a result of 12% growth in the reported loan portfolio and increases in charge-offs resulting from the new bankruptcy legislation that will be effective during the fourth quarter of 2005. These increases were partially offset by the reported loan growth being concentrated in higher credit quality loans, improved auto recoveries and overall improved economic conditions. Improvement in these factors was evidenced by improved credit quality metrics; the reported 30+ day delinquency rate declined 29 basis points over the prior year, and the reported net charge-off rate declined 33 and 51 basis points for the three and six month periods ended June 30, 2005, respectively.

Non-interest expense

Non-interest expense consists of marketing and operating expenses. The 9% and 16% increases in marketing expense for the three and six month periods ended June 30, 2005, respectively, reflect origination opportunities in our diversification businesses.

Operating expenses for the three and six month periods ended June 30, 2005, included $47.2 million and $86.7 million, respectively, in expenses related to businesses acquired during the first quarter of 2005. In addition, $26.0 million and $30.9 million in employee termination and facility consolidation expenses related to the corporate-wide cost reduction initiatives announced in 2004 were included in operating expenses for the three and six month periods ended June 30, 2005, compared to $56.0 million for the same periods in the prior year. Exclusive of the aforementioned items, operating expenses increased 7% and 4% for the three and six month periods ending June 30, 2005, respectively. This increase was the result of 13% managed loan growth, offset by improved operating efficiencies. These improvements were evidenced by 26 and 37 basis point declines in operating expenses as a percentage of average managed loans for the three and six months ended June 30, 2005, respectively.

Income taxes

The Company’s effective tax rate was 35.8% for both the three and six month periods ended June 30, 2005, compared to 36.0% and 36.1% for the same periods in the prior year. The slight decline in the effective tax rate was due to the Company investment in synthetic fuel tax credits and other tax planning activities.

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

The 14% growth in the average managed loan portfolio for both the three and six months periods ended June 30, 2005, was concentrated in higher credit quality, lower yielding loans when compared to the same periods in the prior year. This is primarily the result of loan diversification within and beyond U.S. credit cards. The diversification businesses of Auto Finance and Global Financial Services together contributed 86% and 83% of the average managed loan growth for the respective periods.

For additional information, see section XIV, Tabular Summary, Table C (Managed Consumer Loan Portfolio).

Asset Quality

The Company’s credit risk profile is managed to maintain strong risk adjusted returns and diversification across the full credit spectrum and in each of its consumer lending products. Certain consumer lending products have, in some cases, higher expected delinquency and charge-off rates. The costs associated with higher delinquency and charge-off rates are considered in the pricing of individual products.

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

The reduction in reported and managed 30+ day delinquency rates was due to the Company’s continued asset diversification within and beyond U.S. credit cards with a continued focus on originating higher credit quality loans, improved collections experience and an overall improvement in economic conditions.

For additional information, see section XIV, Tabular Summary, Table D (Delinquencies).

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

As with the decline in delinquency rates, the reduction in reported and managed net charge-off rates can be attributed to the Company’s continued asset diversification within and beyond U.S. credit cards with a continued focus on originating higher credit quality loans, improved collections experience and an overall improvement in economic conditions.

For additional information, see section XIV, Tabular Summary, Table E (Net Charge-offs).

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

The allowance for loan losses decreased $35.0 million in the second quarter and $100.0 million in the first half of 2005. Although there was growth in the reported loan portfolio, the impact of the loan growth on the allowance was more than offset by the increasing weight in our reported loan portfolio of lower loss auto assets, improved recoveries outlook for auto loans and improvements in late stage delinquencies.

For additional information, see section XIV, Tabular Summary, Table F (Summary of Allowance for Loan Losses).

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

The amount of finance charges and fees suppressed were $259.8 million and $503.7 million for the three and six months ended June 30, 2005, respectively, compared to $263.5 million and $549.0 million for the three and six months ended June 30, 2004, respectively. The reduction in the suppression amount was driven by higher expectations of collectibility resulting from improved credit performance. Actual payment experience could differ significantly from management’s assumption, resulting in higher or lower future finance charge and fee income.

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

All quarterly comparisons are made between the three month period ended June 30, 2005 and the three month period ended June 30, 2004, unless otherwise indicated. All year to date comparisons are made between the six month period ended June 30, 2005 and the six month period ended June 30, 2004, unless otherwise indicated.

US Card Segment

TABLE 2 – U.S. CARD

	As of and for the		As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Earnings (Managed Basis)
Net interest income	$1,151,692	$1,124,099	$2,402,330	$2,324,676
Non-interest income	846,720	816,034	1,626,135	1,585,090
Total revenue	1,998,412	1,940,133	4,028,465	3,909,766
Provision for loan losses	539,211	519,569	1,028,247	1,054,848
Non-interest expense	794,012	820,424	1,630,154	1,650,349
Income before taxes	665,189	600,140	1,370,064	1,204,569
Income taxes	232,816	216,051	479,522	433,645
Net income	$432,373	$384,089	$890,542	$770,924
Selected Metrics (Managed Basis)
Period end loans	$46,408,912	$45,247,444	$46,408,912	$45,247,444
Average loans	46,504,945	45,162,763	47,027,255	45,365,141
Net charge-off rate	4.90%	5.19%	4.81%	5.30%
30+ day delinquency rate	3.60	3.95	3.60	3.95

The U.S. Card segment consists of domestic consumer credit card lending activities. The U.S. Card segment continued to provide earnings growth primarily as a result of year over year loan growth, improved credit quality and improved operating efficiencies.

The increase in second quarter U.S. Card segment net income was the result of higher revenues and lower non-interest expense, offset by higher provision expense. Total revenues grew 3% in the second quarter, which was consistent with average loan growth of 1% in addition to an increase in loan yields and higher purchase volumes. The provision for loan losses increased 4% for the three month period ended June 30, 2005, primarily related to loan growth and an expected increase in charge-offs related to bankruptcies, partially offset by improvements in asset credit quality metrics. The 29 and 35 basis point reductions in the net charge-off and 30+ day delinquency rates are due to an increased concentration of higher credit quality loans in the loan portfolio compared to the prior year periods and improved economic conditions. Non-interest expenses decreased 3% in the second quarter primarily as a result of a $39.0 million reduction in the allocation of severance and facility consolidation charges related to the Company’s corporate-wide cost reduction initiatives announced in 2004.

The increase in net income for the first half of 2005 was the result of higher revenues combined with lower provision and non-interest expense. Total revenue grew 3%, in the first half of 2005 while the average loan portfolio grew 4%, however the loan growth was concentrated in higher credit quality, lower fee generating loans. The provision for loan losses decreased 3% as a result of improvements in the asset credit quality metrics. The 49 and 35 basis point reductions in the net charge-off and 30+ day delinquency rates are due to an increased concentration of higher credit quality loans in the portfolio and improved economic conditions. Non-interest expense decreased 1% in the first half of 2005 primarily as a result of a $22.2 million reduction in the allocation of severance and facility consolidations charges related to the Company’s corporate-wide cost reduction initiatives announced in 2004.

Auto Finance Segment

TABLE 3 – AUTO FINANCE

	As of and for the		As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Earnings (Managed Basis)
Net interest income	$285,744	$195,974	$535,251	$385,172
Non-interest income	6,964	22,666	18,303	46,096
Total revenue	292,708	218,640	553,554	431,268
Provision for loan losses	20,330	54,908	112,643	135,090
Non-interest expense	124,584	81,345	238,349	165,878
Income before taxes	147,794	82,387	202,562	130,300
Income taxes	51,728	29,659	70,897	46,908
Net income	$96,066	$52,728	$131,665	$83,392
Selected Metrics (Managed Basis)
Period end loans	$14,520,216	$9,383,432	$14,520,216	$9,383,432
Average loans	13,993,998	9,111,521	13,414,580	8,853,950
Net charge-off rate	1.74%	2.53%	2.28%	3.31%
30+ day delinquency rate	4.09	5.59	4.09	5.59

The Auto Finance segment consists of automobile and other motor vehicle financing activities.

Auto Finance segment net income for the three and six month periods ended June 30, 2005 increased as a result of increases in revenue combined with decreases in the provision for loan losses, offset partially by increases in non-interest expense. The 34% and 28% increases in revenue for the three and six month periods ended June 30, 2005, respectively, were due primarily to growth in the quarter-to-date and year-to-date average loan portfolios of 54% and 52%, respectively, partially offset by decreases in recognized gains on the sale of auto loans compared to the same periods in the prior year. The significant loan growth was a result of $2.8 billion in loans from the Onyx acquisition in the first quarter 2005 and $635.3 million in loans from the Key Bank non-prime loan portfolio acquisition in the second quarter 2005. Period end loan growth, exclusive of 2005 acquisitions, was 18%, reflecting significant growth in originations. The decreases in the provision for loan losses were a reflection of continued improvements in the asset quality metrics and improved recoveries outlook, slightly offset by the growth in the loan portfolio. The reduction in the net charge-off and 30+ day delinquency rates is due to improvements in auto recoveries and improved economic conditions. Non-interest expense increased 53% and 44% for the three and six month periods ended June 30, 2005, respectively, which is consistent with the growth in the portfolio as a result of the drivers mentioned above.

Global Financial Services Segment

TABLE 4 – GLOBAL FINANCIAL SERVICES

	As of and for the		As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Earnings (Managed Basis)
Net interest income	$411,825	$338,192	$824,558	$670,081
Non-interest income	265,499	185,488	499,340	362,814
Total revenue	677,324	523,680	1,323,898	1,032,895
Provision for loan losses	256,766	159,001	445,082	312,438
Non-interest expense	378,278	295,117	729,754	574,977
Income before taxes	42,280	69,562	149,062	145,480
Income taxes	15,621	23,471	51,975	48,454
Net income	$26,659	$46,091	$97,087	$97,026
Selected Metrics (Managed Basis)
Period end loans	$22,053,145	$18,722,812	$22,053,145	$18,722,812
Average loans	21,971,839	18,102,982	21,664,828	17,573,123
Net charge-off rate	3.89%	3.43%	3.72%	3.51%
30+ day delinquency rate	2.93	2.50	2.93	2.50

The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities.

Global Financial Services segment net income decreased for the second quarter 2005 as a result of increases in provision and non-interest expense, partially offset by an increase in revenue. Revenues, exclusive of contributions from businesses acquired during the first quarter of 2005, increased 22% for the second quarter 2005 as a result of 21% growth in average loans. The provision for loan losses increased 61% for the second quarter of 2005 as a result of growth in the portfolio combined with deteriorating credit quality metrics in the U.K. The net charge-off and 30+ day delinquency rates increased 46 and 43 basis points, respectively, primarily related to a downturn in the consumer credit cycle in the U.K. and the expansion of the U.K. loan portfolio. Non-interest expense, exclusive of the additional expenses associated with the businesses acquired in 2005, increased 14% primarily due to loan growth, as well as increases in collection staffing expense in the U.K.

Global Financial Services segment net income for the first half of the year was consistent with the same period in the prior year. The first half of 2005 saw increases in provision and non-interest expense, partially offset by an increase in revenue. Revenues, exclusive of contributions from businesses acquired during the first quarter of 2005, increased 23% for the first half of 2005 as a result of 23% growth in average loans. The provision for loan losses increased 42% for the first half of 2005 as a result of growth in the portfolio combined with deteriorating credit quality metrics in the U.K. The net charge-off and 30+ day delinquency rates increased 21 and 43 basis points, respectively, primarily related to a downturn in the consumer credit cycle in the U.K. and expansion of the U.K. loan portfolio. Non-interest expense, exclusive of the additional expenses associated with the businesses acquired in 2005, increased 14% primarily due to loan growth as well as increases in collection staffing expense in the U.K.

VII. Funding

The Company has established access to a variety of funding sources. Table 5 illustrates the Company’s unsecured funding sources and its two auto securitization warehouses.

TABLE 5 – FUNDING AVAILABILITY AS OF JUNE 30, 2005

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)(5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$4,180	—
Senior Domestic Bank Note Program(3)	4/97	—	$229	—
Credit Facility	6/04	$750	—	6/07
Capital One Auto Loan Facility I	—	$4,128	$222	—
Capital One Auto Loan Facility II	3/05	$750	—	—
Corporation Shelf Registration	7/02	$842	N/A	—
(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $4.9 billion at June 30, 2005.

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

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of June 30, 2005, the Capital One Auto Loan Facility I had the capacity to issue up to $4.4 billion in secured notes. The Capital One Auto Loan

Facility I has multiple participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of June 30, 2005, the Capital One Auto Loan Facility II had the capacity to issue up to $750.0 million in secured notes. The Capital One Auto Loan Facility II has a renewal date of March 27, 2006. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of June 30, 2005, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

In May 2005, the Company issued $500.0 million of ten year 5.50% fixed rate senior notes through its shelf registration.

In February 2005, the Company completed a remarketing of approximately $704.5 million aggregate principal amount of its 6.25% senior notes due May 17, 2007. As a result of the remarketing, the annual interest rate on the senior notes was reset to 4.738%. The remarketing was conducted pursuant to the original terms of the Uppers Decs mandatory convertible securities issued in April of 2002. Subsequently in February 2005, the Company extinguished $585.0 million principal amount of the remarketed senior notes and issued in its place $300.0 million of seven year 4.80% fixed rate senior notes and $300.0 million of twelve year 5.25% fixed rate senior notes.

On May 17, 2005, the Company issued 10.4 million shares of common stock in accordance with the settlement provisions of the forward purchase contracts related to the mandatory convertible debt securities (the “Upper DECs”) issued in April of 2002. The issuance provided $747.5 million in cash proceeds.

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its data analysis capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of June 30, 2005, the Company had $26.5 billion in interest-bearing deposits, of which $2.5 billion were held in foreign banking offices and $10.8 billion represented large denomination certificates of $100 thousand or more with original maturities up to ten years.

Table 6 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of June 30, 2005.

TABLE 6 – MATURITIES OF LARGE DENOMINATION CERTIFICATES – $100,000 OR MORE

	June 30, 2005
(Dollars in thousands)	Balance	Percent
Three months or less	$1,294,215	12.02%
Over 3 through 6 months	1,239,567	11.52
Over 6 through 12 months	1,576,797	14.65
Over 12 months through 10 years	6,654,453	61.81
Total	$10,765,032	100.00%

VIII. Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives proceeds from third party investors for securities issued from the Company’s securitization vehicles, which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $43.9 billion as of June 30, 2005, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

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

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of June 30, 2005, no early amortization events related to its off-balance sheet securitizations have occurred.

Funding Commitments Related to Synthetic Fuel Tax Credit Transaction

In June 2004, the Corporation established and consolidated Capital One Appalachian LLC (“COAL”). COAL is a special purpose entity established to invest a 24.9% minority ownership interest in a limited partnership. The partnership was established to operate a facility which produces a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. COAL purchased its interest in the partnership from a third party paying $2.1 million in cash and agreeing to pay an estimated $115.0 million comprised of fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership. Actual total payments will be based on the amount of tax credits generated by the partnership through the end of 2007. In exchange, COAL will receive an estimated $137.7 million in tax benefits resulting from a combination of deductions, allocated partnership operating losses, and tax credits. The Corporation has guaranteed COAL’s commitments to both the partnership and the third party. As of June 30, 2005, the Company has recorded $37.9 million in tax benefits and had an estimated remaining commitment for fixed note payments, variable payments and the funding of its 24.9% share of the operating losses of the partnership of $84.7 million.

IX. Capital

Capital Adequacy

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

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” As of June 30, 2005, the Company’s, the Bank’s and the Savings Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company, the Bank or the Savings Bank’s capital category.

TABLE 7 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well-Capitalized” Under Prompt Corrective Action Provisions
June 30, 2005
Capital One Financial Corp (1)
Tier 1 Capital	19.59%	17.08%	4.00%	N/A
Total Capital	22.09	19.40	8.00	N/A
Tier 1 Leverage	17.40	17.40	4.00	N/A

Capital One Bank
Tier 1 Capital	14.26%	11.56%	4.00%	6.00%
Total Capital	18.39	15.11	8.00	10.00
Tier 1 Leverage	10.88	10.88	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.05%	11.08%	4.00%	6.00%
Total Capital	14.34	12.36	8.00	10.00
Tier 1 Leverage	12.83	12.83	4.00	5.00

June 30, 2004
Capital One Bank
Tier 1 Capital	14.70%	11.75%	4.00%	6.00%
Total Capital	18.95	15.35	8.00	10.00
Tier 1 Leverage	11.60	11.60	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.40%	12.56%	4.00%	6.00%
Total Capital	16.69	13.84	8.00	10.00
Tier 1 Leverage	14.13	14.13	4.00	5.00
(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

The Company, the Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Company, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of June 30, 2005. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

For purposes of the Subprime Guidelines, the Company has treated as subprime all loans in the Bank’s and the Savings Bank’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank. As of June 30, 2005 approximately $4.5 billion, or 16.0%, of the Bank’s, and $2.0 billion, or 13.5%, of the Savings Bank’s, on-balance sheet assets were treated as subprime for purposes of the Subprime Guidelines.

Additionally, regulatory restrictions exist that limit the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of June 30, 2005, retained earnings of the Bank and the Savings Bank of $306.7 million and $359.7 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

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

Expected Earnings

The Company expects diluted earnings per share results between $6.60 and $7.00 in 2005, inclusive of the acquisition of Hibernia Corporation, which represents an increase of between 6% and 13% over its diluted earnings per share of $6.21 in 2004. The expected diluted earnings per share results for 2005 include the impact of issuing 10.4 million shares of common stock under the forward purchase contracts in May 2005 related to the Upper DECs mandatory convertible securities issued in April of 2002, as well as pro rata Institution Brokers’ Estimate System earnings for Hibernia and the corresponding 37.7 million shares consideration for the acquisition, which is expected to close on or around September 1, 2005.

The Company’s 2005 earnings per share estimate is based on its expectations for continued strong earnings in its U.S. Card segment and increasing combined earnings contributions from its diversified business segments.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affect fees, charge-offs and provision expense) and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2005 earnings are the portion of its loan portfolio it holds in higher credit quality assets, changes in consumer payment behavior, the competitive, legal, regulatory and reputational environment and the level of investments and growth in its businesses.

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

Managed Revenue Margin

The Company expects its managed revenue margin (defined as managed net interest income plus managed non-interest income divided by average managed earning assets) to be modestly lower over time as a result of the Company’s continuing diversification efforts and its bias towards higher credit quality assets. As a result of their product features, these assets may generate lower fee and interest revenues as a percentage of average loan balance than the Company’s current portfolio. However, expenses as a percentage of average assets are also expected to decline, thereby supporting overall returns. Auto Finance and Global Financial Services segments’ assets are growing at a faster than average rate. Such assets typically generate lower losses and higher average balances than those of the Company as a whole, thereby generating lower provision, operating and marketing expenses as a percentage of average managed loans. Efforts are also underway to control the level of operating expenses throughout the Company.

Marketing Investment

The Company expects its marketing investment, including brand expenditures, to be approximately $1.4 billion in 2005, exclusive of Hibernia, subject to market opportunities. The Company believes the branded franchise that it is building strengthens and enables its current and future direct marketing strategies across product lines. The Company cautions, however, that an increase or decrease in marketing expense does not necessarily correlate to a comparable increase or decrease in loan balances or accounts as a result of, among other factors, the long-term nature of brand building, customer attrition and utilization patterns, variations in customer response rates and shifts over time in targeting consumers and/or products that have varying marketing acquisition costs.

The Company expects to deploy its marketing across its various products depending on the competitive dynamics of the various markets in which it participates. The Company expects to adjust its marketing allocations from time to time to target specific product lines that it believes offer attractive response rates and opportunities.

Due to the nature of competitive market dynamics and therefore the limited periods of opportunity identified by the Company’s testing processes, marketing expenditures may fluctuate significantly from quarter to quarter. Marketing is often back-loaded, aligned with the seasonality of card spending and borrowing. Additionally, a significant minority of the Company’s marketing is related to brand, which is supporting product roll outs and direct marketing, and building a long-term strategic asset for Capital One. The Company expects its marketing costs as a percentage of average managed loans to decline over time as its diversification businesses grow at a faster rate than its U.S. Card business.

Operating Cost Trends

The Company believes that a successful focus on managing operating costs is a critical component of its financial outlook. The Company measures operating efficiency using a variety of metrics which vary by specific department or business unit. Nevertheless, the Company believes that overall annual operating costs as a percentage of managed loans (defined as all non-interest expense less marketing, divided by average managed loans) is an appropriate gauge of the operating efficiency of the Company as a whole. As the

Company continues its rigorous cost management program and to grow its Auto Finance and Global Financial Services segments’ assets more quickly than the U.S. Card average, the Company expects operating costs as a percentage of its average managed loans to decline over time as a result of efficiency gains related to, among other things, servicing higher balance, higher credit quality assets.

Managed Loan Growth

The Company expects managed loan growth to be in the lower end of it’s 12% to 15% target in 2005, exclusive of Hibernia, with a higher growth rate in its diversification segments than in its U.S. Card segment.

Managed Delinquencies and Net Charge-offs

The Company’s managed net charge-off rate improved during 2004 and the first six months of 2005 as a result of its continued asset diversification beyond U.S. Card, a continued bias toward originating higher credit quality loans, improved collections experience and improving economic conditions. The Company does not expect to continue to realize improvement at the same rate. The Company expects its quarterly managed charge-off rate will stay below 4.25% in 2005, exclusive of Hibernia, with quarterly variations.

The Company’s managed delinquency rate remained stable during the first half of 2005. Generally, fluctuations in delinquency levels can have several effects, including changes in the amounts of past-due and overlimit fees assessed (lower delinquencies typically cause lower assessments), changes to the non-accrued amounts for finance charges and fees (lower delinquencies typically decrease non-accrued amounts), increased or decreased collections expenses, and/or changes in the reported allowance for loan losses and the associated provision expenses. The Company’s allowance for loan losses in a given period is a function of reported charge-offs in the period, the delinquency status of reported loans and other factors, such as the Company’s assessment of general economic conditions and the amount of outstanding loans added to the reported balance sheet during the period.

The Company expects a net allowance build in 2005, inclusive of the allowance release in the first half of 2005, related to the seasonal increase in loans and credit metrics, and exclusive of Hibernia. The outlook is based on current and expected reported charge-off and delinquency rates, as well as expected reported loan growth, a higher growth rate in its diversification businesses than its U.S. Card business, and a continuation of current economic conditions. This outlook is sensitive to general economic conditions, employment trends, and bankruptcy trends, in addition to growth of the Company’s reported loans.

Return on Managed Assets

The Company expects that its return on managed assets will be between 1.7% and 1.8% for the full year of 2005, exclusive of Hibernia, with some quarterly variability, similar to 2004, as modest declines in revenue margin are more than offset by declines in provision and non-interest expenses as a percentage of managed loans.

The Company’s objective is to continue diversifying its consumer finance activities, which may include expansion into additional geographic markets, other consumer loan products and/or additional branch banking businesses. In each business line, the Company expects to apply its proprietary marketing capabilities. The Company continues to seek to identify new product and new market opportunities, and to make investment decisions based on the Company’s intensive testing and analysis.

The Company’s lending products and other products are subject to intense competitive pressures that management anticipates will continue to increase as the lending markets mature, and it could affect the economics of decisions that the Company has made or will make in the future in ways that it did not anticipate, test or analyze.

U.S. Card Segment

The Company’s U.S. Card segment consisted of $46.4 billion of U.S. consumer credit card loans as of June 30, 2005, marketed to consumers across the full credit spectrum. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers.

The competitive environment is currently intense for credit card products. Industry mail volume has increased substantially in recent years, resulting in declines in response rates to the Company’s new customer solicitations over time. Additionally, the increase in other consumer loan products, such as home equity loans, puts pressure on growth throughout the credit card industry. These competitive pressures are continuing to increase as a result of, among other things, increasing consolidation within the industry. The industry’s response to this competitive pressure has been to increase mail volumes to record levels, and in some parts of the market, most notably the lower and middle parts of the prime segment, offer extremely low up front pricing that appears to make profitability heavily dependent on penalty repricing well beyond “go to” rates. The Company is choosing to limit is marketing in those selected segments because it believes the prevailing pricing practices will compromise both economic returns and customer loyalty over the long term for the sake of short term growth. Instead, the Company is focusing its efforts where it sees better opportunities to deliver profitable growth and create long term customer loyalty, such as in reward cards. Despite this intense pressure, the Company continues to believe that its marketing capabilities will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements and to generate a loan growth rate in the low single digits in 2005.

The Company’s credit card products marketed to consumers with less established or higher risk credit profiles continue to experience steady mail volume and increased pricing competition. These products generally feature higher annual percentage rates, lower credit lines, and annual membership fees. These products produce revenues more quickly than higher credit quality loans. The Company’s strategy has been, and is expected to continue to be, to offer on these accounts, competitive annual percentage rates and annual membership fees appropriate to the risk they present.

Auto Finance Segment

The Company’s Auto Finance segment consisted of $14.5 billion of U.S. auto loans as of June 30, 2005, marketed across the full credit spectrum, via direct and dealer marketing channels.

The Company believes that its strong risk management skills, increasing operating scale, full credit spectrum product offerings and multi-channel marketing approach will enable it to continue to increase market share in the Auto Finance industry.

The Company expects that in 2005 the Auto Finance segment will continue to grow loans at a faster pace than the U.S. Card segment.

Global Financial Services Segment

The Global Financial Services segment consisted of $22.1 billion of loans as of June 30, 2005, including international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities. The second quarter’s loan growth was negatively affected by foreign currency exchange rates in the U.K. in the amount of $463.0 million.

Deteriorating consumer credit in the U.K. has put pressure on GFS earnings in the second quarter of 2005. The Company expects continued profit pressure from a tough credit environment in the U.K. Despite this pressure, the Company continues to expect profitable long term growth from its U.K. business.

The products contained within the Global Financial Services segment play a key role in the asset diversification strategy of the Company, and thus the Company expects the Global Financial Services segment will grow its loan portfolio and profits at a faster pace than the U.S. Card segment.

XI. Supervision and Regulation

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

On May 27, 2005, the Corporation became a “financial holding company” under the Gramm-Leach-Bliley Act amendments to the BHC Act (the “GLBA”). The GLBA removed many of the restrictions on the activities of BHCs that become financial holding companies. A financial holding company, and the non-bank companies under its control, are permitted to engage in activities considered financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting, dealing and brokerage and merchant banking activities); incidental to financial activities; or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

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

Basel Committee

On May 11, 2004, the Basel Committee on Banking Supervision (the “Committee”) announced that it has achieved consensus on the new Basel Capital Accord (“Basel II”), which proposes establishment of a new framework of capital adequacy for banking organizations; the Committee published the text of the framework on July 26, 2004. Despite the release of the Basel II framework, it is not clear at this time whether and in what manner the new accord will be adopted by bank regulators with respect to banking organizations that they supervise and regulate. In April 2005, federal banking regulators in the United States announced a delay in their release of proposed rulemaking in this regard. Proposed rulemaking in the United States is now expected in late 2005, and final rules are expected to become effective prior to January 1, 2007, when banks to which the rules will apply must begin parallel running of the new capital regulations and the existing capital regulations. This timeline continues to be subject to change.

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

International Regulation

The Office of Fair Trading (the “OFT”) is carrying out an industry wide investigation into alleged unfair contract terms in lending agreements and questioning how the Company calculates default charges, such as late, overlimit and returned check fees, in the U.K. The OFT asserts that the Unfair Terms in Consumer Contracts Regulations 1999 render unenforceable consumer lending agreement terms relating to default charges to the extent that the charge is disproportionately high in relation to the actual cost of the default to the Company. The OFT must seek an agreement with the Company to change its practice or, if this is not possible, obtain a court injunction to prevent the continued use of the alleged unfair term. In February 2005, the Company received a letter from the OFT indicating the OFT is challenging the basis on which the Company calculates its default charges in the U.K. In July 2005, the OFT issued a press release regarding its industry wide investigation and sent a further letter to the Company. The OFT has invited the Company to respond within three months in order to address the OFT’s concerns and reach an agreement with the OFT regarding the Company’s default charges. If the parties cannot reach agreement by the end of that period, the OFT could seek to pursue a court injunction, as discussed above. In the event the OFT’s view prevails, the Company’s default charges in the U.K. could be significantly reduced. In addition, should the OFT prevail in its challenge, there is the possibility that the Company may also be subject to claims from Customers seeking reimbursement of default charges. The Company is assessing the OFT challenge and cannot state what its eventual outcome will be. Any potential impact could vary based on business strategies or other actions the Company takes to attempt to limit the impact.

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

XII. Enterprise Risk Management

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

XIII. Risk Factors

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

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards. We also compete with providers of other types of financial services and consumer loans such as home equity lines and other mortgage related products that offer consumers debt consolidation. We face similar competitive markets in our auto financing, small business lending, home loan lending and installment loan activities as well as in our international markets. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. Other credit card companies may compete with us for customers by offering lower initial interest rates and fees, higher credit limits and/or customer services or product features that are more attractive than those we offer. Because customers generally choose credit card issuers (or other sources of financing) based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. In addition, intense competition may lead to product and pricing practices that may adversely impact long-term customer loyalty; the Company may choose to not engage in such practices, which may adversely impact its ability to compete, particularly in the short term. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Competition may also have an impact on customer attrition as our customers accept offers from other credit card lenders and/or providers of other consumer lending products, such as home equity financing.

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

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business. Second, we desire to continue to build and grow our automobile finance business. Third, we hope to continue to diversify our business, both geographically and in product mix. We seek to do this by growing our lending businesses, including credit cards, internationally, principally in the United Kingdom and Canada, and by identifying, pursuing and expanding new business opportunities, such as branch banking and other consumer loan products. Our ability to grow is driven by the success of our fundamental business plan, the level of our investments in new businesses or regions and our ability to successfully apply IBS to new businesses. In addition, our revenue may be adversely affected by our continuing diversification and bias toward lower loss assets (because of the potentially lower margins on such accounts). This risk has many components, including:

•	Customer and Account Growth. Our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, technology functionality, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Diversification Risk. An important element of our strategy is our effort to continue diversifying beyond our U.S. Credit Card portfolio. Our ability to successfully diversify is impacted by a number of factors, including: identifying appropriate acquisition targets, executing on acquisition transactions, developing strategies to grow our existing diversification business, and the Company’s financial ability to undertake these diversification activities. In addition, part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including limited access to information, differences in cultural attitudes toward credit, changing regulatory and legislative environments, political developments, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries

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

We Face Risk Related to the Strength of our Operational, Technology and Organizational Infrastructure

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technology infrastructure and manage the cost of that infrastructure while we expand. Similar to other large corporations, operational risk can manifest itself at Capital One in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside the Company and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Our ability to develop and implement effective marketing campaigns also depends on our technology.

We continuously monitor our operational and technology capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. As we increase the amount of our infrastructure that we outsource to third parties, we increase our exposure to this risk. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses. In addition, our ability to run our business in compliance with law is dependent on these infrastructures. In addition to creating a solid infrastructure platform, we are also dependent on recruiting management and operations personnel with the experience to run an increasingly complex business. Although we take steps to retain our existing management talent and recruit new talent as needed, we face a competitive market for such talent and there can be no assurance that we will continue to be able to maintain and build a management team capable of running our increasingly large and complex business.

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

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank and the Corporation as investment grade. The following chart shows ratings for Capital One Financial Corporation and Capital One Bank as of June 30, 2005. As of that date, the ratings outlooks were as follows:

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

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. For example, the Federal Trade Commission has issued, and will continue to issue, a variety of regulations under the FACT Act of 2003, the Federal Reserve has announced proposed rule-making, and has issued some final rules, and in the UK the Office of Fair Trading is conducting an industry investigation on the calculation of default charges, all of which may impact us. We cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the banking or other regulators will be applied to the Bank or the Savings Bank, in what manner such regulations might be applied, or the resulting effect on the Corporation, the Bank or the Savings Bank. There can be no assurance that this kind of regulatory action will not have a negative impact on the Company and/or our financial results.

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

In addition, on November 15, 2004, American Express Travel Related Services Company, Inc., filed a lawsuit against the associations and several member banks under the United States federal antitrust law. Capital One Bank; Capital One, F.S.B.; and Capital One Financial Corporation are named defendants. On June 22, 2005, certain merchants filed a lawsuit against the associations and several member banks under United States federal antitrust law. Capital One Bank; Capital One, F.S.B.; and Capital One Financial Corporation are named defendants. See Item 1 “Financial Statements—Notes to the Condensed Consolidated Financial Statements—Note 7” contained in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

With the exception of the antitrust lawsuit brought by certain merchants on June 22, 2005 and the American Express antitrust lawsuit, the Company and its affiliates are not parties to the suits against the associations described above and therefore will not be directly liable for any amount related to any possible or known settlements, the suits filed by merchants who have opted out of the settlements of those suits, or the class action suits pending in state and federal courts. However, the banks are member banks of MasterCard and Visa and thus may be affected by settlements or suits relating to these issues. In addition, it is possible that the scope of these suits may expand and that other member banks, including the Company, may be brought into the suits or future suits. Given the complexity of the issues raised by these suits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgment against the associations or the member banks, (iii) the likelihood and the amount and validity of any claim against the associations’ member banks, including the Company, and (iv) the effects of these suits, in turn, on competition in the industry, member banks, and interchange and association fees, we cannot determine at this time the long-term effects of these suits on us.

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

XIV. Tabular Summary

TABLE A – STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30,
2005 and 2004.

	Three Months Ended June 30
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$33,879,516	$1,075,592	12.70%	$29,765,214	$920,758	12.37%
International	4,357,947	114,506	10.51	3,525,273	98,318	11.16
Total	38,237,463	1,190,098	12.45	33,290,487	1,019,076	12.24
Securities available for sale	9,592,645	91,245	3.80	9,291,237	76,081	3.28
Other
Domestic	2,509,554	52,220	8.32	2,358,697	43,018	7.30
International	1,354,268	18,337	5.42	764,975	13,771	7.20
Total	3,863,822	70,557	7.30	3,123,672	56,789	7.27
Total earning assets	51,693,930	$1,351,900	10.46	45,705,396	$1,151,946	10.08
Cash and due from banks	661,023			648,479
Allowance for loan losses	(1,439,532)			(1,494,236)
Premises and equipment, net	807,871			907,957
Other	5,239,360			4,252,519
Total assets	$56,962,652			$50,020,115
Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$23,754,986	$245,094	4.13%	$22,260,973	$224,213	4.03%
International	2,636,247	34,344	5.21	1,687,181	20,765	4.92
Total	26,391,233	279,438	4.24	23,948,154	244,978	4.09
Senior and subordinated notes	6,987,888	104,593	5.99	7,380,437	124,809	6.76
Other borrowings
Domestic	10,824,232	95,254	3.52	8,487,287	71,137	3.35
International	14,723	112	3.04	740	5	2.70
Total	10,838,955	95,366	3.52	8,488,027	71,142	3.35
Total interest-bearing liabilities	44,218,076	$479,397	4.34	39,816,618	$440,929	4.43
Other	3,819,233			3,260,219
Total liabilities	48,037,309			43,076,837
Equity	8,925,343			6,943,278
Total liabilities and equity	$56,962,652			$50,020,115
Net interest spread			6.12%			5.65%
Interest income to average earning assets			10.46%			10.08%
Interest expense to average earning assets			3.71			3.86
Net interest margin			6.75%			6.22%
(1) Interest income includes past-due fees of approximately $192,897 and $189,100 for the three months ended June 30, 2005 and 2004, respectively.

	Six Months Ended June 30
	2005			2004
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$33,872,031	$2,134,954	12.61%	$29,696,924	$1,868,526	12.58%
International	4,381,605	239,180	10.92	3,387,082	185,567	10.96
Total	38,253,636	2,374,134	12.41	33,084,006	2,054,093	12.42
Securities available for sale	9,623,370	181,409	3.77	8,195,094	139,797	3.41
Other
Domestic	2,193,293	96,375	8.79	2,755,160	91,134	6.62
International	1,289,985	36,250	5.62	874,209	31,653	7.24
Total	3,483,278	132,625	7.61	3,629,369	122,787	6.77
Total earning assets	51,360,284	$2,688,168	10.47	44,908,469	$2,316,677	10.32
Cash and due from banks	1,055,882			575,532
Allowance for loan losses	(1,475,040)			(1,544,068)
Premises and equipment, net	818,472			912,085
Other	4,838,233			4,007,547
Total assets	$56,597,831			$48,859,565
Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$23,471,479	$478,161	4.07%	$21,794,369	$442,452	4.06%
International	2,553,543	65,302	5.11	1,676,064	42,038	5.02
Total	26,025,022	543,463	4.18	23,470,433	484,490	4.13
Senior and subordinated notes	6,946,848	219,073	6.31	7,325,663	249,227	6.80
Other borrowings
Domestic	10,789,257	192,322	3.57	8,160,121	139,902	3.43
International	14,018	286	4.08	916	19	4.15
Total	10,803,275	192,608	3.57	8,161,037	139,921	3.43
Total interest-bearing liabilities	43,775,145	$955,144	4.36	38,957,133	$873,638	4.49
Other	4,407,611			3,209,165
Total liabilities	48,182,756			42,166,298
Equity	8,415,075			6,693,267
Total liabilities and equity	$56,597,831			$48,859,565
Net interest spread			6.11%			5.83%
Interest income to average earning assets			10.47%			10.32%
Interest expense to average earning assets			3.72			3.89
Net interest margin			6.75%			6.43%

(1) Interest income includes past-due fees of approximately $403,559 and $396,345 for the six months ended June 30, 2005 and 2004, respectively.

TABLE B– INTEREST VARIANCE ANALYSIS

	Three Months Ended June 30, 2005 vs. 2004			Six Months Ended June 30, 2005 vs. 2004
(Dollars in thousands)	Increase (Decrease)	Change due to(1) Volume Yield/Rate		Increase (Decrease)	Change due to(1) Volume Yield/Rate

Interest Income:
Consumer loans
Domestic	$154,834	$130,084	$24,750	$266,428	$263,151	$3,277
International	16,188	49,567	(33,379)	53,613	55,625	(2,012)
Total	171,022	153,713	17,309	320,041	322,442	(2,401)
Securities available for sale	15,164	2,535	12,629	41,612	25,961	15,651
Other
Domestic	9,202	2,872	6,330	5,241	(43,855)	49,096
International	4,566	24,113	(19,547)	4,597	22,400	(17,803)
Total	13,768	13,515	253	9,838	(12,576)	22,414
Total interest income	199,954	155,345	44,609	371,491	337,236	34,255

Interest Expense:
Deposits
Domestic	20,881	15,317	5,564	35,709	34,161	1,548
International	13,579	12,300	1,279	23,264	22,424	840
Total	34,460	25,644	8,816	58,973	53,287	5,686
Senior notes	(20,216)	(6,397)	(13,819)	(30,154)	(12,497)	(17,657)
Other borrowings
Domestic	24,117	20,415	3,702	52,420	46,669	5,751
International	107	106	1	267	268	(1)
Total	24,224	20,535	3,689	52,687	46,909	5,778
Total interest expense	38,468	94,534	(56,066)	81,506	144,415	(62,909)
Net interest income(1)	$161,486	$97,961	$63,525	$289,985	$215,015	$74,970
(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C—MANAGED CONSUMER LOAN PORTFOLIO

Table C summarizes the Company’s managed consumer loan portfolio.

	Three Months Ended June 30
(Dollars in thousands)	2005	2004

Period-End Balances:
Reported consumer loans:
Domestic	$34,593,512	$31,080,395
International	4,017,275	3,470,948
Total	38,610,787	34,551,343
Securitization adjustments:
Domestic	37,930,458	33,671,814
International	6,410,107	5,144,195
Total	44,340,565	38,816,009
Managed consumer loan portfolio:
Domestic	72,523,970	64,752,209
International	10,427,382	8,615,143
Total	$82,951,352	$73,367,352

Average Balances:
Reported consumer loans:
Domestic	$33,879,516	$29,765,214
International	4,357,947	3,525,273
Total	38,237,463	33,290,487
Securitization adjustments:
Domestic	37,816,214	34,221,627
International	6,418,151	4,815,106
Total	44,234,365	39,036,733
Managed consumer loan portfolio:
Domestic	71,695,730	63,986,841
International	10,776,098	8,340,379
Total	$82,471,828	$72,327,220

	Six Months Ended June 30,
	2005	2004

Average Balances:
Reported consumer loans:
Domestic	$33,872,031	$29,696,924
International	4,381,605	3,387,082
Total	38,253,636	33,084,006
Securitization adjustments:
Domestic	37,665,242	33,892,007
International	6,195,952	4,761,741
Total	43,861,194	38,653,748
Managed consumer loan portfolio:
Domestic	71,537,273	63,588,931
International	10,577,557	8,148,823
Total	$82,114,830	$71,737,754

TABLE D – DELINQUENCIES

Table D shows the Company’s consumer loan delinquency trends for the periods presented on a reported and managed basis.

	June 30,
	2005		2004
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans

Reported:
Loans outstanding	$38,610,787	100.00%	$34,551,343	100.00%
Loans delinquent:
30-59 days	739,705	1.92	684,513	1.98
60-89 days	301,974	0.78	295,066	0.85
90-119 days	172,150	0.44	168,609	0.49
120-149 days	99,206	0.26	116,887	0.34
150 or more days	86,517	0.22	85,894	0.25
Total	$1,399,552	3.62%	$1,350,969	3.91%
Loans delinquent by geographic area:
Domestic	$1,298,283	3.75%	$1,273,255	4.10%
International	101,269	2.52	77,714	2.24

Managed:
Loans outstanding	$82,951,352	100.00%	$73,367,352	100.00%
Loans delinquent:
30-59 days	1,302,901	1.57	1,206,122	1.64
60-89 days	630,898	0.76	609,552	0.83
90-119 days	423,919	0.51	405,484	0.55
120-149 days	288,842	0.35	296,918	0.41
150 or more days	246,299	0.30	238,182	0.33
Total	$2,892,859	3.49%	$2,756,258	3.76%

TABLE E—NET CHARGE-OFFS

Table E shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Reported:
Average loans outstanding	$38,237,463	$33,290,487	$38,253,636	$33,084,006
Net charge-offs	324,048	309,787	654,318	652,178
Net charge-offs as a percentage of average loans outstanding	3.39%	3.72%	3.42%	3.94%
Managed:
Average loans outstanding	$82,471,828	$72,327,220	$82,114,830	$71,737,754
Net charge-offs	844,610	799,474	1,688,541	1,658,323
Net charge-offs as a percentage of average loans outstanding	4.10%	4.42%	4.11%	4.62%

TABLE F—SUMMARY OF ALLOWANCE FOR LOAN LOSSES

Table F sets forth the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$1,440,000	$1,495,000	$1,505,000	$1,595,000
Provision for loan losses:
Domestic	236,576	207,540	449,265	432,820
International	55,024	34,716	101,966	53,104
Total provision for loan losses	291,600	242,256	551,231	485,924
Other	(2,552)	(2,469)	3,087	(3,746)
Charge-offs:
Domestic	(392,264)	(389,188)	(791,811)	(815,641)
International	(45,673)	(36,155)	(91,668)	(67,153)
Total charge-offs	(437,937)	(425,343)	(883,479)	(882,794)
Recoveries:
Domestic	103,227	103,493	207,594	208,549
International	10,662	12,063	21,567	22,067
Total recoveries	113,889	115,556	229,161	230,616
Net charge-offs	(324,048)	(309,787)	(654,318)	(652,178)
Balance at end of period	$1,405,000	$1,425,000	$1,405,000	$1,425,000
Allowance for loan losses to loans at period-end	3.64%	4.12%	3.64%	4.12%
Allowance for loan losses by geographic distribution:
Domestic	$1,232,438	$1,301,264	$1,232,438	$1,301,264
International	172,562	123,736	172,562	123,736

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended June 30, 2005.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of June 30, 2005 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

Part II Other Information

Item 1. Legal Proceedings

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note 7 – Commitments and Contingencies.”

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1-30, 2005	—	—	N/A	N/A
May 1-31, 2005	7,751	$71.18	N/A	N/A
June 1-30, 2005	42,178	$77.21	N/A	N/A
Total	49,929	$76.28	N/A	N/A

(1) Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

  4.1 Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation

31.1 Certification of Richard D. Fairbank

31.2 Certification of Gary L. Perlin

32.1 Certification* of Richard D. Fairbank

32.2 Certification* of Gary L. Perlin

(b)	Reports on Form 8-K:

On April 20, 2005, the Company filed under Item 2.02 —“Results of Operations and Financial Condition”, Item 7.01 —“Regulation FD Disclosure”, Item 8.01 – “Other Events”, and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1, a copy of its earnings press release for the first quarter 2005 that was issued April 20, 2005. This release, which is required under Item 2.02, “Results of Operations and Financial Condition,” has been included under Item 7.01 pursuant to interim reporting guidance provided by the SEC. Additionally, the Company furnished the information in Exhibit 99.2, First Quarter Earnings Presentation for the quarter ended March 31, 2005.

On April 20, 2005, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—March 2005 for the month ended March 31, 2005.

On May 4, 2005, the Company filed under Item 1.01—“Entry into a Material Definitive Agreement”, Item 5.05 – “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics”, and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1 a copy of the Capital One 2005 Directors Compensation Plan Summary, on Exhibit 99.2 Amendment No. 1 to the Credit Agreement dated April 29, 2004, and on Exhibit 99.3 a copy of the Capital One Code of Business Conduct and Ethics.

On May 11, 2005, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—April 2005 for the month ended April 30, 2005.

One June 9, 2005, the Company furnished under Item 8.01—“Other Events” and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Preliminary Unaudited Pro Forma Condensed Combined Financial Information.

On June 10, 2005, The Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—May 2005 for the month ended May 31, 2005.

*Information in this furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: August 4, 2005	/s/ GARY L.PERLIN Gary L. Perlin Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer of the Registrant)