Form 10-Q
period 2005-09-30
CAPITAL ONE FINANCIAL CORP
filed 2005-11-02
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of September 30, 2005 there were 266,611,478 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

September 30, 2005

Part I. Financial Information

Item 1. Financial Statements (unaudited)

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)

	September 30 2005	December 31 2004
Assets:
Cash and due from banks	$812,330	$327,517
Federal funds sold and resale agreements	2,409,392	773,695
Interest-bearing deposits at other banks	1,380,880	309,999

Cash and cash equivalents	4,602,602	1,411,211
Securities available for sale	9,436,667	9,300,454
Loans	38,851,763	38,215,591
Less: Allowance for loan losses	(1,447,000)	(1,505,000)

Net loans	37,404,763	36,710,591
Accounts receivable from securitizations	6,126,282	4,081,271
Premises and equipment, net	768,198	817,704
Interest receivable	367,757	252,857
Goodwill	736,058	352,157
Other	982,190	821,010

Total assets	$60,424,517	$53,747,255

Liabilities:
Interest-bearing deposits	26,772,538	25,636,802
Senior and subordinated notes	6,651,891	6,874,790
Other borrowings	11,613,179	9,637,019
Interest payable	350,842	237,227
Other	3,998,840	2,973,228

Total liabilities	49,387,290	45,359,066

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized
50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized
1,000,000,000 shares; 268,200,535 and 248,354,259 shares issued as of September 30, 2005 and December 31, 2004, respectively	2,682	2,484
Paid-in capital, net	3,979,525	2,711,327
Retained earnings	7,104,796	5,596,372
Cumulative other comprehensive income	20,104	144,759
Less: Treasury stock, at cost; 1,589,057 and 1,520,962 shares as of September 30, 2005 and December 31, 2004, respectively	(69,880)	(66,753)

Total stockholders’ equity	11,037,227	8,388,189

Total liabilities and stockholders’ equity	$60,424,517	$53,747,255

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Interest Income:
Loans, including past-due fees	$1,228,160	$1,083,286	$3,602,294	$3,137,379
Securities available for sale	87,978	84,492	269,387	224,289
Other	88,477	60,635	221,102	183,422

Total interest income	1,404,615	1,228,413	4,092,783	3,545,090

Interest Expense:
Deposits	285,611	257,349	829,074	741,839
Senior and subordinated notes	98,309	121,166	317,382	370,393
Other borrowings	110,476	74,523	303,084	214,444

Total interest expense	494,396	453,038	1,449,540	1,326,676

Net interest income	910,219	775,375	2,643,243	2,218,414
Provision for loan losses	374,167	267,795	925,398	753,719

Net interest income after provision for loan losses	536,052	507,580	1,717,845	1,464,695

Non-Interest Income:
Servicing and securitizations	993,788	940,246	2,923,768	2,724,605
Service charges and other customer-related fees	381,381	385,648	1,179,857	1,108,610
Interchange	125,454	117,043	380,962	339,967
Other	93,993	96,447	208,004	205,400

Total non-interest income	1,594,616	1,539,384	4,692,591	4,378,582

Non-Interest Expense:
Salaries and associate benefits	414,348	415,988	1,289,950	1,260,075
Marketing	343,708	317,653	932,501	826,638
Communications and data processing	144,321	112,191	426,056	337,488
Supplies and equipment	86,866	94,190	256,973	257,093
Occupancy	39,426	41,407	97,536	150,620
Other	336,969	330,555	1,026,071	933,778

Total non-interest expense	1,365,638	1,311,984	4,029,087	3,765,692

Income before income taxes	765,030	734,980	2,381,349	2,077,585
Income taxes	273,881	244,819	852,520	729,231

Net income	$491,149	$490,161	$1,528,829	$1,348,354

Basic earnings per share	$1.88	$2.07	$6.05	$5.75

Diluted earnings per share	$1.81	$1.97	$5.82	$5.45

Dividends paid per share	$0.03	$0.03	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share and per share data) (unaudited)

					Cumulative Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholder’s

	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2003	236,352,914	$2,364	$1,937,302	$4,078,508	$83,158	$(49,521)	$6,051,811
Comprehensive income:
Net income				1,348,354			1,348,354
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $13,099					(21,404)		(21,404)
Foreign currency translation adjustments					12,387		12,387
Unrealized gains on cash flow hedging instruments, net of income taxes of $18,772					31,670		31,670

Other comprehensive income					22,653		22,653

Comprehensive income							1,371,007
Cash dividends - $.08 per share				(18,979)			(18,979)
Purchases of treasury stock						(182)	(182)
Issuances of common and restricted stock, net of forfeitures	(61,308)	(1)	18,135				18,134
Exercise of stock options and related tax benefits	7,737,076	77	411,782				411,859
Amortization of compensation expense for restricted stock awards			66,476				66,476
Common stock issuable under incentive plan			29,934				29,934

Balance, September 30, 2004	244,028,682	$2,440	$2,463,629	$5,407,883	$105,811	$(49,703)	$7,930,060

Balance, December 31, 2004	248,354,259	$2,484	$2,711,327	$5,596,372	$144,759	$(66,753)	$8,388,189
Comprehensive income:
Net income				1,528,829			1,528,829
Other comprehensive loss, net of income tax benefit:
Unrealized losses on securities, net of income tax benefit of $37,196					(65,963)		(65,963)
Foreign currency translation adjustments					(73,533)		(73,533)
Unrealized gains on cash flow hedging instruments, net of income taxes of $13,710					14,841		14,841

Other comprehensive loss					(124,655)		(124,655)

Comprehensive income							1,404,174
Cash dividends - $.08 per share				(20,405)			(20,405)
Purchases of treasury stock						(3,127)	(3,127)
Issuances of common and restricted stock, net of forfeitures	11,226,410	112	762,856				762,968
Exercise of stock options, and related tax benefits	8,619,866	86	392,321				392,407
Amortization of compensation expense for restricted stock awards			68,583				68,583
Common stock issuable under incentive plan			44,438				44,438

Balance, September 30, 2005	268,200,535	$2,682	$3,979,525	$7,104,796	$20,104	$(69,880)	$11,037,227

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Nine Months Ended September 30
	2005	2004

Operating Activities:
Net income	$1,528,829	$1,348,354
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	925,398	753,719
Depreciation and amortization	306,537	290,379
(Reparation) impairment of long-lived assets	(14,938)	50,457
Losses on securities available for sale	6,397	23,123
Gains on sales of auto loans	(10,894)	(35,923)
Losses on repurchases of senior notes	12,444	1,206
Stock plan compensation expense	113,021	96,410
Changes in assets and liabilities, net of effects from companies acquired:
Increase in interest receivable	(114,900)	(18,513)
Increase in accounts receivable from securitizations	(1,686,389)	(209,588)
(Increase) decrease in other assets	(84,406)	181,699
Increase (decrease) in interest payable	111,071	(5,788)
Increase in other liabilities	743,332	255,786

Net cash provided by operating activities	1,835,502	2,731,321

Investing Activities:
Purchases of securities available for sale	(1,973,972)	(5,904,742)
Proceeds from maturities of securities available for sale	1,050,509	1,014,943
Proceeds from sales of securities available for sale	651,032	1,149,862
Proceeds from sale of automobile loans	257,230	862,330
Proceeds from securitization of consumer loans	7,535,437	8,487,788
Net increase in consumer loans	(9,250,240)	(12,959,961)
Principal recoveries of loans previously charged off	339,082	344,154
Additions of premises and equipment, net	(69,055)	(133,568)
Net payments for companies acquired	(470,694)	—

Net cash used for investing activities	(1,930,671)	(7,139,194)

Financing Activities:
Net increase In Interest-bearing Deposits	1,135,736	2,937,991
Net increase in other borrowings	1,418,783	693,825
Issuances of senior notes	1,262,035	998,190
Maturities of senior notes	(876,567)	(1,031,892)
Repurchases of senior notes	(648,840)	(28,159)
Purchases of treasury stock	(3,127)	(182)
Dividends paid	(20,405)	(18,979)
Net proceeds from issuances of common stock	762,968	18,134
Proceeds from exercise of stock options	255,977	301,530

Net cash provided by financing activities	3,286,560	3,870,458

Increase (decrease) in cash and cash equivalents	3,191,391	(537,415)
Cash and cash equivalents at beginning of period	1,411,211	1,980,282

Cash and cash equivalents at end of period	$4,602,602	$1,442,867

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

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004 should be read in conjunction with these condensed consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for the Company’s fixed stock options for years prior to 2003, as the exercise price of all such options equals or exceeds the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS No. 123, prospectively to all awards granted, modified, or settled after January 1, 2003. Typically, awards under the Company’s plans vest over a three year period. Therefore, cost related to stock-based compensation included in net income for 2005, 2004 and 2003 in the interim periods is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. The effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period is presented in the table below.

	For the Three Months Ended September 30		For the Nine Months Ended September 30

Pro Forma Information	2005	2004	2005	2004
Net income, as reported	$491,149	$490,161	$1,528,829	$1,348,354
Stock-based employee compensation expense included in reported net income	23,409	20,542	70,097	55,803
Stock-based employee compensation expense determined under fair value based method(1)	(27,841)	(54,089)	(83,763)	(154,904)

Pro forma net income	$486,717	$456,614	$1,515,163	$1,249,253

Earnings per share:
Basic – as reported	$1.88	$2.07	$6.05	$5.75
Basic – pro forma	$1.87	$1.93	$6.00	$5.33

Diluted – as reported	$1.81	$1.97	$5.82	$5.45
Diluted – pro forma	$1.78	$1.82	$5.72	$5.02

(1)	Includes amortization of compensation expense for current year stock option grants and prior year stock option grants over the stock options’ vesting period.

The fair value of the options granted during the three and nine months ended September 30, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
Assumptions	2005(1)	2004(1)	2005	2004(1)
Dividend yield	.13%	.15%	.14%	.15%
Volatility factors of expected market price of stock	21%	42%	52%	53%
Risk-free interest rate	3.91%	2.54%	4.18%	2.32%
Expected option lives (in years)	1.9	2.1	4.8	2.6

(1)	Stock options granted during the three months ended September 30, 2005 and 2004 and during the nine month period ended September 30, 2004 consisted primarily of grants issued upon exercises of vested stock options through stock swaps in accordance with stock option agreements.

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

As management makes decisions on a managed portfolio basis within each segment, information about reportable segments is provided on a managed basis. An adjustment to reconcile the managed financial information to the reported financial information in the consolidated financial statements is provided. This adjustment reclassifies a portion of net interest income, non-interest income and provision for loan losses into non-interest income from servicing and securitizations.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

For the Three Months Ended September 30, 2005

	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,207,832	$300,102	$423,629	$(368)	$1,931,195	$(1,020,976)	$910,219
Non-interest income	851,036	3,005	273,067	(27,301)	1,099,807	494,809	1,594,616
Provision for loan losses	483,759	185,219	217,032	14,324	900,334	(526,167)	374,167
Non-interest expenses	833,925	129,719	356,254	45,740	1,365,638	—	1,365,638
Income tax provision (benefit)	259,414	(4,141)	41,521	(22,913)	273,881	—	273,881

Net income (loss)	$481,770	$(7,690)	$81,889	$(64,820)	$491,149	$—	$491,149

Loans receivable	$46,291,468	$15,730,713	$22,770,803	$(25,301)	$84,767,683	$(45,915,920)	$38,851,763

For the Three Months Ended September 30, 2004

	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$1,172,447	$205,385	$361,165	$(68,630)	$1,670,367	$(894,992)	$775,375
Non-interest income	811,465	20,926	240,597	26,785	1,099,773	439,611	1,539,384
Provision for loan losses	503,179	56,483	150,921	12,593	723,176	(455,381)	267,795
Non-interest expenses	833,183	83,401	322,552	72,848	1,311,984	—	1,311,984
Income tax provision (benefit)	233,118	31,114	41,445	(60,858)	244,819	—	244,819

Net income (loss)	$414,432	$55,313	$86,844	$(66,428)	$490,161	$—	$490,161

Loans receivable	$46,081,967	$9,734,254	$19,614,693	$25,917	$75,456,831	$(40,296,196)	$35,160,635

For the Nine Months Ended September 30, 2005

	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$3,610,162	$835,353	$1,248,187	$(113,444)	$5,580,258	$(2,937,015)	$2,643,243
Non-interest income	2,477,171	21,309	772,407	45,081	3,315,968	1,376,623	4,692,591
Provision for loan losses	1,512,006	297,862	662,113	13,809	2,485,790	(1,560,392)	925,398
Non-interest expenses	2,464,079	368,068	1,086,008	110,932	4,029,087	—	4,029,087
Income tax provision (benefit)	738,937	66,756	93,497	(46,670)	852,520	—	852,520

Net income (loss)	$1,372,311	$123,976	$178,976	$(146,434)	$1,528,829	$—	$1,528,829

Loans receivable	$46,291,468	$15,730,713	$22,770,803	$(25,301)	$84,767,683	$(45,915,920)	$38,851,763

For the Nine Months Ended September 30, 2004

	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$3,497,124	$590,557	$1,031,246	$(186,012)	$4,932,915	$(2,714,501)	$2,218,414
Non-interest income	2,396,555	67,022	603,410	58,620	3,125,607	1,252,975	4,378,582
Provision for loan losses	1,558,027	191,573	463,359	2,286	2,215,245	(1,461,526)	753,719
Non-interest expenses	2,483,533	249,278	897,529	135,352	3,765,692	—	3,765,692
Income tax provision (benefit)	666,763	78,023	89,898	(105,453)	729,231	—	729,231

Net income (loss)	$1,185,356	$138,705	$183,870	$(159,577)	$1,348,354	$—	$1,348,354

Loans receivable	$46,081,967	$9,734,254	$19,614,693	$25,917	$75,456,831	$(40,296,196)	$35,160,635

Significant Segment Adjustments

The Gulf Coast Hurricanes’ Impacts

During the three months ended September 30, 2005, the Company recorded a $28.5 million additional build in allowance for loan losses and recognized a $15.6 million write-down on retained interests as a result of the Gulf Coast Hurricanes. Of the additional allowance build, $10.0 million was allocated to the U.S. Card segment, $2.5 million was allocated to the Global Financial Services segment, and $16.0 million was allocated to the Auto Finance segment. The $15.6 million write-down of retained interests was held in the Other category.

Bankruptcy Legislation Impacts

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (“new bankruptcy legislation”) became effective on October 17, 2005. As a result, the Company expected a significant increase in bankruptcy related charge-offs much of which was allowed for at the end of the second quarter. However, the magnitude of the unprecedented spike in bankruptcies experienced immediately before the new legislation became effective was larger than previously anticipated. As a result, the Company built additional allowance for loan losses of $27.0 million and took a $48.0 million write-down of retained interests related to the Company’s loan securitization programs. These amounts were held in the Other category.

Non-recurring Operating Expense Items

During the three months ended September 30, 2005 and 2004, the Company recognized non-interest expense of $16.2 million and $26.7 million, respectively for employee termination and facility consolidation charges related to continued cost reduction initiatives. In addition, the Company recognized $20.6 million related to a change in asset capitalization thresholds and $15.8 million related to impairment of internally developed software during the three months ended September 30, 2004. Of these amounts, $12.7 million and $27.4 million was allocated to the U.S. Card segment, $2.7 million and $32.6 million was allocated to the Global Financial Services segment, $0.3 and $2.6 million was allocated to the Auto Finance Segment and the remainder was held in the Other category for the three months ended September 30, 2005 and 2004, respectively.

During the nine months ended September 30, 2005 and 2004, the Company recognized non-interest expense of $65.9 million and $82.7 million, respectively for employee termination and facility consolidation charges related to continued cost reduction initiatives. In addition, the Company recognized $20.6 million related to a change in asset capitalization thresholds and $15.8 million related to impairment of internally developed software during the nine months ended September 30, 2004. Of these amounts, $40.4 million and $77.3 million was allocated to the U.S. Card segment, $15.8 million and $37.7 million was allocated to the Global Financial Services segment, $8.5 million and $3.1 million was allocated to the Auto Finance Segment and the remainder was held in the Other category for the nine months ended September 30, 2005 and 2004, respectively.

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

Sale of Auto Loans

During the three months ended September 30, 2005, the Company did not sell any auto loans. During the three months ended September 30, 2004, the Company sold auto loans of $252.8 million. These transactions resulted in pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing of $11.5 million for the three months ended September 30, 2004. In addition the company recognized an additional $4.3 million in gains related to the settlement of contingencies from prior period sales of auto receivables for the three month period ended September 30, 2005.

During the nine months ended September 30, 2005 and 2004, the Company sold auto loans of $257.7 and $835.2 million, respectively. These transactions resulted in pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing of $4.5 million and $37.2 million for the nine months ended September 30, 2005 and 2004, respectively. In addition the company recognized an additional $9.3 million in gains related to the settlement of contingencies from prior period sales of auto receivables for the nine month period ended September 30, 2005.

Note 3: Capitalization

In October 2005, the Company filed an updated shelf registration statement providing for the sale of senior or subordinated debt securities, preferred stock, common stock, common equity units, and stock purchase contracts, in an aggregate amount not to exceed $2.5 billion.

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

Note 4: Comprehensive Income

Comprehensive income for the three months ended September 30, 2005 and 2004, respectively was as follows:

	Three Months Ended September 30
	2005	2004
Comprehensive Income:
Net income	$491,149	$490,161
Other comprehensive (loss) income, net of tax	(54,920)	110,178

Total comprehensive income	$436,229	$600,339

Note 5: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Numerator:
Net income	$491,149	$490,161	$1,528,829	$1,348,354

Denominator:
Denominator for basic earnings per share - Weighted-average shares	260,918	236,405	252,556	234,393

Effect of dilutive securities:
Stock options	6,981	9,925	7,498	10,517
Restricted stock	2,794	2,677	2,521	2,434

Dilutive potential common shares	9,775	12,602	10,019	12,951
Denominator for diluted earnings per share - Adjusted weighted-average shares	270,693	249,007	262,575	247,344

Basic earnings per share	$1.88	$2.07	$6.05	$5.75

Diluted earnings per share	$1.81	$1.97	$5.82	$5.45

Note 6: Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

	Auto Finance	Global Financial Services	Total
Balance at December 31, 2004	$218,957	$133,200	$352,157
Additions	109,235	281,470	390,705
Foreign currency translation	—	(6,804)	(6,804)

Balance at September 30, 2005	$328,192	$407,866	$736,058

During the first quarter of 2005, the Company closed the acquisitions of Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity broker; InsLogic, an insurance brokerage firm, and eSmartloan, a U.S. based online originator of home equity loans and mortgages, which created approximately $390.7 million of goodwill, in the aggregate.

The results of operations for the businesses acquired during the first quarter of 2005 were included in the Company’s Consolidated Statement of Income beginning at the dates of acquisition.

Note 7: Commitments and Contingencies

Industry Litigation

Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations, among other things, to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case.

After the Supreme Court denied certiorari, American Express Travel Related Services Company, Inc., on November 15, 2004, filed a lawsuit against the associations and several member banks under United States federal antitrust law. The lawsuit alleges, among other things, that the associations and member banks implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express and Discover cards. The complaints, among other things, request civil monetary damages, which could be trebled. Capital One Bank, Capital One, F.S.B. and Capital One Financial Corporation are named defendants in this lawsuit.

Between June 22, 2005 to the present date, a number of entities, each purporting to represent a class of retail merchants, filed five separate lawsuits against the associations and several member banks under United States federal antitrust law. The lawsuits allege, among other things, that the associations and member banks conspired to fix the level of interchange fees. The complaints, among other things, request civil monetary damages, which could be trebled. Capital One Bank, Capital One, F.S.B., and Capital One Financial Corporation, among others, are named defendants.

Capital One Bank, Capital One, F.S.B. and Capital One Financial Corporation believe that they have meritorious defenses with respect to these cases and intend to defend these cases vigorously. At the present time, management is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the consolidated financial position of the Company or the Company’s results of operations in any future reporting period.

In addition, several United States merchants have filed class action lawsuits, which have been consolidated, against the associations under United States federal antitrust law relating to certain debit card products. In April 2003, the associations agreed to settle the lawsuit in exchange for payments to plaintiffs by MasterCard of $1 billion and Visa of $2 billion, both over a ten-year period, and for changes in policies and interchange rates for debit cards. Certain merchant plaintiffs have opted out of the settlements and have commenced separate lawsuits. Additionally, consumer class action lawsuits with claims mirroring the merchants’ allegations have been filed in several courts. Finally, the associations, as well as certain member banks, continue to face additional lawsuits regarding policies, practices, products and fees.

With the exception of the antitrust lawsuits brought by certain merchants between June 22, 2005 to the present date and the American Express antitrust lawsuit, the banks and their affiliates are not parties to the lawsuits against the associations described above and therefore will not be directly liable for any amount related to any possible or known settlements, the lawsuits filed by merchants who have opted out of the settlements of those lawsuits or the class action lawsuits pending in state and federal courts. However, the banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including the banks, may be brought into the lawsuits or future lawsuits.

Given the complexity of the issues raised by the lawsuits described above and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgment against the associations or the member banks, (iii) the likelihood, amount and validity of any claim against the associations’ member banks, including the banks and the Corporation, and (iv) the effects of these suits, in turn, on competition in the industry, member banks, and interchange and association fees, we cannot determine at this time the long-term effects of these suits on us.

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

Note 9: Consolidation of Variable Interest Entities

In July 2005, the Company established and consolidated Capital One Appalachian II LLC (“COAL II”) which qualifies as a variable interest entity under the requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). COAL II purchased a limited interest in a limited liability company from a third party that operates a facility which produces a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. COAL II paid $450.0 thousand in cash and agreed to make fixed note payments, variable payments, and fund its share of operating costs in the amount of $44.1 million. These payments will be based upon the amount of tax credits generated by the limited liability company from July 2005 through the end of 2007. COAL II has an ongoing commitment to fund the losses of the limited liability company to maintain its 8% minority ownership interest, and make fixed and variable payments to the third party. The Corporation has guaranteed COAL II’s commitments to both the limited liability company and the third party. COAL II’s equity investment in the limited liability company was included in Other Assets at September 30, 2005.

Note 10: Acquisition of Hibernia Corporation

The Company and Hibernia Corporation mutually agreed to delay the merger transaction originally scheduled to close in September of 2005 due to impacts of Hurricane Katrina and have negotiated a new acquisition price. As previously disclosed in the Post-effective Amendment No. 1 to Form S-4, the estimated $5.2 billion merger with Hibernia Corporation is now expected to close on November 16, 2005, subject to Hibernia shareholders’ approval of the amended merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”) which currently offers credit card products and takes retail deposits, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products, and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”. As of September 30, 2005, the Company had 49.2 million accounts and $84.8 billion in managed loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the United States.

The Company’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency. The Company’s revenues consist primarily of interest income on loans (including past-due fees) and securities and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, overlimit and other fee income, collectively “fees”), cross-sell, interchange and gains on the securitizations of loans. Loan securitization transactions qualifying as sales under accounting principles generally accepted in the United States (“GAAP”) remove the loan receivables from the consolidated balance sheet; however, the Company continues to both own and service the related accounts. The Company generates earnings from its “managed” loan portfolio that includes both on-balance sheet and off-balance sheet loans. Interest income, fees, and recoveries in excess of the interest paid to investors and charge-offs generated from off-balance sheet loans are recognized as servicing and securitizations income.

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

The Company’s “managed” consolidated financial statements reflect adjustments made related to the effects of securitization transactions qualifying as sales under GAAP. The Company generates earnings from its “managed” loan portfolio which includes both the on-balance sheet loans and off-balance sheet loans. The Company’s “managed” income statement takes the components of the servicing and securitizations income generated from the securitized portfolio and distributes the revenue and expense to appropriate income statement line items from which it originated. For this reason, the Company believes the “managed” consolidated financial statements and related managed metrics to be useful to stakeholders.

	As of and for the Three Months Ended September 30, 2005
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$910,219	$1,020,976	$1,931,195
Non-interest income	$1,594,616	$(494,809)	$1,099,807

Total revenue	$2,504,835	$526,167	$3,031,002
Provision for loan losses	$374,167	$526,167	$900,334
Net charge-offs	$341,821	$526,167	$867,988

Balance Sheet Measures
Consumer loans	$38,851,763	$45,915,920	$84,767,683
Total assets	$60,424,517	$45,318,131	$105,742,648
Average consumer loans	$38,555,575	$45,271,890	$83,827,465
Average earning assets	$53,452,923	$43,243,421	$96,696,344
Average total assets	$59,203,532	$44,709,269	$103,912,801
30+ day delinquencies	$1,496,713	$1,667,064	$3,163,777

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in compliance with relevant disclosure guidance.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

IV. Management Summary

Summary of Quarter ending September 30, 2005

The third quarter of 2005 was marked by continued strength in profitability and diversified loan growth.

The Gulf Coast Hurricanes resulted in an estimated $44.1 million in probable loan losses. Of the total estimated impact, $28.5 million was reflected in provision for loan losses through an increase in the allowance for loan losses and $15.6 million was reflected as a reduction of servicing and securitizations income through a write-down of retained interests related to the Company’s loan securitization programs.

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (“new bankruptcy legislation”) became effective on October 17, 2005. As a result, the Company expected a significant increase in bankruptcy related charge-offs much of which was allowed for at the end of the second quarter. However, the magnitude of the unprecedented spike in bankruptcies experienced immediately before the new legislation became effective was larger than previously anticipated. As a result, the Company built additional allowance for loan losses of $27.0 million and took a $48.0 million write-down of retained interests related to the Company’s loan securitization programs.

For the three months ended September 30, 2005, net income of $491.1 million was slightly higher than the same period in the prior year, while diluted earnings per share decreased 8% to $1.81 per share compared to the same period in the prior year. The slight increase in net income was driven by growth in total revenues offset by increases in provision for loan losses, marketing spend, and operating expenses. Earnings per share growth was constrained by the increase in share count resulting from the second quarter issuance of shares in connection with the execution of the forward purchase contracts related to the mandatory convertible debt securities. Growth in total revenues reflects year over year growth of the Company’s managed loan portfolio and increasing loan yields, offset by the reduction related to the Gulf Coast Hurricanes and increase in bankruptcies reflected through a write-down of retained interests related to loan securitization programs as discussed above. The increase in the provision for loan losses resulted from growth in the reported loan portfolio, the build in the allowance for loan losses related to the Gulf Coast Hurricanes and increase in bankruptcies discussed above, as well as higher net charge-offs. Marketing expense increased as the Company took advantage of identified opportunities in the third quarter. Although operating expenses increased for the quarter, operating expense as a percentage of average managed loans continued to decline, reflecting the improved operating efficiencies of the Company. The Company’s return on managed average assets of 1.89 % reflects the strength of the Company’s earnings.

The Company continues to achieve strong loan growth in its Auto Finance and Global Financial Services segments, which accounted for the majority of third quarter loan growth and represent 45% of managed loans at September 30, 2005 compared with 39% at September 30, 2004.

The Company continues to grow profitably while maintaining a strong balance sheet. Total assets continue to grow, capital ratios remain well above the regulatory “well capitalized” thresholds, and the Company continues to maintain significant levels of liquidity.

Q3 2005 Significant Events

The Company and Hibernia Corporation mutually agreed to delay the merger transaction originally scheduled to close in September of 2005 due to impacts of Hurricane Katrina and have negotiated a new acquisition price. As previously disclosed in the Post-effective Amendment No. 1 to Form S-4, the estimated $5.2 billion merger with Hibernia Corporation is now expected to close on November 16, 2005, subject to Hibernia shareholders’ approval of the amended merger agreement.

V. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics at and for the three and nine month periods ended September 30, 2005 and 2004.

TABLE 1 – FINANCIAL SUMMARY

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
Earnings (Reported):
Net interest income	$910,219	$775,375	$134,844	$2,643,243	$2,218,414	$424,829
Non-interest income	1,594,616	1,539,384	55,232	4,692,591	4,378,582	314,009

Total Revenue (1)	2,504,835	2,314,759	190,076	7,335,834	6,596,996	738,838
Provision for loan losses	374,167	267,795	106,372	925,398	753,719	171,679
Marketing	343,708	317,653	26,055	932,501	826,638	105,863
Operating expenses	1,021,930	994,331	27,599	3,096,586	2,939,054	157,532

Income before taxes	765,030	734,980	30,050	2,381,349	2,077,585	303,764
Income taxes	273,881	244,819	29,062	852,520	729,231	123,289

Net income	$491,149	$490,161	$988	$1,528,829	$1,348,354	$180,475

Common Share Statistics:
Basic EPS	$1.88	$2.07	$(0.19)	$6.05	$5.75	$0.30
Diluted EPS	1.81	1.97	(0.16)	5.82	5.45	0.37

Selected Balance Sheet Data:
Reported loans (period end)	$38,851,763	$35,160,635	$3,691,128	$38,851,763	$35,160,635	$3,691,128
Managed loans (period end)	84,767,683	75,456,831	9,310,852	84,767,683	75,456,831	9,310,852
Reported loans (average)	38,555,575	34,772,489	3,783,086	38,332,568	33,650,942	4,681,626
Managed loans (average)	83,827,465	74,398,301	9,429,164	82,654,676	72,631,076	10,023,600
Allowance for loan losses	1,447,000	1,395,000	52,000	1,447,000	1,395,000	52,000

Selected Company Metrics (Reported):
Return on average assets (ROA)	3.32%	3.81%	(0.49)	3.55%	3.61%	(0.06)
Return on average equity (ROE)	18.19	25.93	(7.74)	20.65	25.74	(5.09)
Net charge-off rate	3.55	3.43	0.12	3.46	3.77	(0.31)
30+ day delinquency rate	3.85	4.00	(0.15)	3.85	4.00	(0.15)
Net interest margin	6.81	6.56	0.25	6.78	6.47	0.31
Revenue margin	18.74	19.59	(0.85)	18.80	19.24	(0.44)

Selected Company Metrics (Managed):
Return on average assets (ROA)	1.89%	2.17%	(0.28)	2.02%	2.04%	(0.02)
Net charge-off rate	4.14	4.05	0.09	4.12	4.43	(0.31)
30+ day delinquency rate	3.73	3.90	(0.17)	3.73	3.90	(0.17)
Net interest margin	7.99	7.86	0.13	7.88	7.94	(0.06)
Revenue margin	12.54	13.03	(0.49)	12.56	12.97	(0.41)

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $255.6 million, $269.7 million, $759.3 million and $818.7 million for the three and nine months ended September 30, 2005 and 2004, respectively.

Summary of Reported Statement of Income

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XIV, Tabular Summary as detailed in the sections below.

The results for the three and nine month periods ended September 30, 2005 may not be indicative of the full year results. Seasonal fourth quarter build in the loan balances are generally accompanied by a build in the allowance for loan losses, and increased operating expenses. See Section X. Business Outlook for further details.

All quarterly comparisons are made between the three month period ended September 30, 2005 and the three month period ended September 30, 2004, unless otherwise indicated.

All year to date comparisons are made between the nine month period ended September 30, 2005 and the nine month period ended September 30, 2004, unless otherwise indicated.

Net Interest Income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s loans and income earned on investment securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three and nine month periods ended September 30, 2005, reported net interest income increased 17% and 19%, respectively. These increases were primarily the result of growth in reported average earning assets and increases in earning asset yields. The increases in the earning asset yields for the three and nine month periods ended September 30, 2005, respectively, were primarily the result of 28 and 10 basis point increases in the reported loan yields for the same periods. The increases in loan yields for those periods resulted from the overall rising interest rate environment combined with improved collectibility of finance charges billed to customers.

For additional information, see section XIV, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-Interest Income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, interchange income, and other non-interest income.

For the three and nine month periods ended September 30, 2005, reported non-interest income increased 4% and 7%, respectively. The quarterly increase was primarily related to increases in servicing and securitizations income and interchange income, offset by slight decreases in service charges and other customer-related fees and other non-interest income. The year-to-date increase was primarily the result of an increase in servicing and securitizations income, service charges and other customer-related fees and interchange income.

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitizations and other sale transactions. Servicing and securitizations income increased 6% and 7% for the three and nine month periods ended September 30, 2005, respectively. These increases were primarily the result of 14% increases in both the third quarter and year-to-date average off-balance sheet loan portfolio and increases in the excess spread generated from the off-balance sheet portfolio, partially offset by the $63.6 million decrease in retained interests as a result of the Gulf Coast Hurricanes and new bankruptcy legislation discussed above. In addition, businesses acquired during 2005 contributed $9.2 million and $36.7 million to servicing and securitizations income for the three and nine month periods ended September 30, 2005, respectively.

Service charges and other customer-related fees decreased 1% in the third quarter of 2005 and increased 6% for the nine months ended September 30, 2005 while quarter-to-date and year-to-date average reported loan portfolios increased 11% and 14%, respectively. The lower growth in service charges and other customer-related fee income when compared to reported loan growth is reflective of the reported loan growth being concentrated in its Auto Finance and Global Financial Services Segments that generate lower fee income.

Interchange income, net of costs related to the Company’s rewards programs, increased 7% and 12% for the three and nine month periods ended September 30, 2005, respectively, primarily due to increased purchase volumes. Purchase volumes increased 21% and 18% for the three and nine month periods ended September 30, 2005. Costs related to the Company’s rewards programs increased $6.9 million and $33.2 million for the three and nine month periods ended September 30, 2005, respectively. The increases in rewards expense were due to increases in purchase volumes and the continued expansion of the rewards programs.

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by the Company’s healthcare finance business, gains on the sale of auto loans and mortgage loans and income earned related to purchased charged-off loan portfolios. Other non-interest income decreased 3% for the third quarter of 2005. This decrease was primarily related to the $31.5 million pre-tax gain on the sale of the Company’s joint venture investment in South Africa that occurred during the three months ended September 30, 2004 and a $7.2 million reduction in gains on the sale of auto loans recognized in the third quarter of 2005. These decreases were partially offset by a $19.8 million increase in revenue generated from the Company’s mortgage business.

Other non-interest income increased 1% for the nine month period ended September 30, 2005. Growth in other non-interest income was offset by the $31.5 million pre-tax gain on the sale of the Company’s joint venture investment in South Africa that occurred during the nine month period ended September 30, 2004 and a $25.0 million reduction in revenue due to fewer gains on the sale of auto loans recognized during the nine month period ended September 30, 2005.

Provision for loan losses

The provision for loan losses increased 40% and 23% for the three and nine month periods ended September 30, 2005, respectively. These increases were a result of a 10% growth in the reported loan portfolio, an increase in net charge-offs of $43.5 million and $45.6 million for the three and nine month periods ended September 30, 2005, respectively, and the $55.5 million additional build in the allowance for loan losses as a result of the Gulf Coast Hurricanes and new bankruptcy legislation discussed above.

Non-interest expense

Non-interest expense consists of marketing and operating expenses. The 8% and 13% increases in marketing expense for the three and nine month periods ended September 30, 2005, respectively, reflect origination opportunities in new and existing products.

Operating expenses for the three and nine month periods ended September 30, 2005, included $52.9 million and $139.6 million, respectively, in expenses related to businesses acquired during the first quarter of 2005. These additional expenses were partially offset by a reduction of $10.5 million and $16.8 million in the employee termination and facility consolidation expenses related to continued corporate-wide cost reduction initiatives for the three and nine month periods ended September 30, 2005, compared to the same periods in the prior year. In addition, the Company recognized a $15.8 million charge related to the impairment of internally developed software and a $20.6 million charge related to a change in asset capitalization thresholds during the three and nine month periods ended September 30, 2004. Exclusive of the aforementioned items, operating expenses increased 2% and 3% for the three and nine month periods ended September 30, 2005, respectively. These increases were the result of 12% managed loan growth, offset by improved operating efficiencies. These improvements were evidenced by 47 and 40 basis point declines in operating expenses a a percentage of average managed loans for the three and nine months ended September 30, 2005, respectively.

Income taxes

The Company’s effective tax rate was 35.8% for both the three and nine month periods ended September 30, 2005, compared to 33.3% and 35.1% for the same periods in the prior year. The slight increase in the effective tax rate was due to changes in the Company’s international and state tax positions.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

The 13% and 14% growth in the average managed loan portfolio for the three and nine month periods ended September 30, 2005, respectively, was concentrated in the Auto Finance and Global Financial Services segments, which tend to create lower yields and lower losses, when compared to the same periods in the prior year. Auto Finance and Global Financial Services together contributed 93% and 86% of the average managed loan growth for the respective periods.

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

The reduction in reported and managed 30+ day delinquency rates was due to the Company’s continued asset diversification away from U.S. credit cards to collateralized and other assets with higher credit quality and improved collections experience.

For additional information, see section XIV, Tabular Summary, Table D (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges, fees and fraud losses) less current period principal recoveries. The Company generally charges off credit card loans at 180 days past the due date, and charges off other consumer loans at the earlier of 120 days past the due date or upon repossession of collateral. Costs to recover previously charged-off accounts are recorded as collection expenses in non-interest expense. Non-collateralized bankruptcies are typically charged off within 2-7 days upon notification and in any event within 30 days.

The increases in reported and managed net charge-off rates for the third quarter were due to an increase in bankruptcy related charge-offs driven primarily by the new bankruptcy legislation that became effective in October of 2005. Managed charge-offs related to bankruptcies increased $91.7 million for the three month period ended September 30, 2005.

The reported and managed net charge-off rates for the nine month period decreased as a result of the Company’s continued asset diversification beyond U.S. credit cards with a continued focus on originating higher credit quality loans and improved collections experience. This decrease was partially offset by an increase in the nine month bankruptcy related managed charge-offs of $134.0 million driven by the the new bankruptcy legislation that became effective in October of 2005.

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

The allowance for loan losses increased $42.0 million since June 30, 2005 driven primarily by the $55.5 million additional increase in potential losses resulting from the Gulf Coast Hurricanes and the new bankruptcy legislation. Absent the impact from the Gulf Coast Hurricanes and the new bankruptcy legislation, the allowance would have decreased due to a change in the mix of the reported loan portfolio to a higher concentration of auto loans, which tend to generate losses considerably below the average loss rate for the Company’s overall portfolio.

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

The amount of finance charges and fees suppressed were $255.6 million and $759.3 million for the three and nine months ended September 30, 2005, respectively, compared to $269.7 million and $818.7 million for the three and nine months ended September 30, 2004, respectively. The reduction in the suppression amount was driven by higher expectations of collectibility resulting from improved credit performance. Actual payment experience could differ significantly from management’s assumption, resulting in higher or lower future finance charge and fee income.

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

All quarterly comparisons are made between the three month period ended September 30, 2005 and the three month period ended September 30, 2004, unless otherwise indicated. All year to date comparisons are made between the nine month period ended September 30, 2005 and the nine month period ended September 30, 2004, unless otherwise indicated.

US Card Segment

TABLE 2 – U.S. CARD

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Earnings (Managed Basis)
Net interest income	$1,207,832	$1,172,447	$3,610,162	$3,497,124
Non-interest income	851,036	811,465	2,477,171	2,396,555

Total revenue	2,058,868	1,983,912	6,087,333	5,893,679
Provision for loan losses	483,759	503,179	1,512,006	1,558,027
Non-interest expense	833,925	833,183	2,464,079	2,483,533

Income before taxes	741,184	647,550	2,111,248	1,852,119
Income taxes	259,414	233,118	738,937	666,763

Net income	$481,770	$414,432	$1,372,311	$1,185,356

Selected Metrics (Managed Basis)
Period end loans	$46,291,468	$46,081,967	$46,291,468	$46,081,967
Average loans	46,405,569	45,729,569	46,817,749	45,487,504
Net charge-off rate	4.69%	4.68%	4.77%	5.09%
30+ day delinquency rate	3.86	4.14	3.86	4.14

The U.S. Card segment consists of domestic consumer credit card lending activities. The U.S. Card segment continued to provide earnings growth primarily as a result of year over year loan growth, higher loan yields and purchase volumes, improved credit quality and improved operating efficiencies.

Third quarter U.S. Card segment net income grew as a result of higher revenue and lower provision for loan losses. Total revenues grew 4% in the third quarter, driven primarily by increases in loan yields and higher purchase volumes.

The provision for loan losses decreased 4% for the three month period ended September 30, 2005, reflecting continued strong credit quality metrics, despite an increase in bankruptcy related charge-offs as a result of the rush to file before the new bankruptcy legislation took effect on October 17, 2005 and a $10.0 million build in the allowance for loan losses as a result of the Gulf Coast Hurricanes allocated to U.S. Card.

The increase in net income for the nine months ended September 30, 2005 was the result of higher revenue, lower provision for loan losses and lower non-interest expense. Total revenue grew 3%, in the nine months ended September 30, 2005, as a result of 3% growth in the average loan portfolio coupled with improved loan yields and higher purchase volumes.

The provision for loan losses decreased 3% for the nine month period ended September 30, 2005 as a result of improvements in the credit quality metrics, despite an increase in bankruptcy related charge-offs as a result of the rush to file before the new bankruptcy legislation took effect on October 17, 2005 and the $10.0 million build in the allowance as a result of the Gulf Coast Hurricanes allocated to U.S. Card.

Non-interest expense decreased 1% in the nine months ended September 30, 2005 primarily as a result of a $36.9 million reduction in the allocation of severance and facility consolidations charges related to the Company’s corporate-wide cost reduction initiatives, as well as, the charge taken in 2004 related to the change in fixed asset capitalization thresholds.

Auto Finance Segment

TABLE 3 – AUTO FINANCE

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Earnings (Managed Basis)
Net interest income	$300,102	$205,385	$835,353	$590,557
Non-interest income	3,005	20,926	21,309	67,022

Total revenue	303,107	226,311	856,662	657,579
Provision for loan losses	185,219	56,483	297,862	191,573
Non-interest expense	129,719	83,401	368,068	249,278

(Loss) income before taxes	(11,831)	86,427	190,732	216,728
Income taxes	(4,141)	31,114	66,756	78,023

Net (loss) income	$(7,690)	$55,313	$123,976	$138,705

Selected Metrics (Managed Basis)
Period end loans	$15,730,713	$9,734,254	$15,730,713	$9,734,254
Average loans	15,104,464	9,623,676	13,946,063	9,112,398
Net charge-off rate	2.54%	2.63%	2.38%	3.07%
30+ day delinquency rate	4.65	5.54	4.65	5.54

The Auto Finance segment consists of automobile and other motor vehicle financing activities. The Auto Finance segment’s loan portfolio had significant year over year loan growth as a result of its 2005 acquisitions of Onyx Acceptance Corporation and the Key Bank non-prime auto loan portfolio, as well as, strong originations growth due to auto manufacturers’ employee-pricing initiatives in the third quarter 2005.

Auto Finance net income decreased for the three and nine month periods ended September 30, 2005, as a result of increases in the provision for loan losses and non-interest expense, offset by increases in revenue. The 34% and 30% increases in revenue for the three and nine month periods ended September 30, 2005, respectively, were due primarily to 57% and 53% increases in the quarter-to-date and year-to-date average loan portfolios, offset by decreases in gains on the sale of auto loans compared to the same periods in the prior year.

The provision for loan losses increased for both the three and nine month periods ended September 30, 2005, as a result of the significant loan growth in the portfolio, a $16.0 million build in the allowance for loan losses as a result of the Gulf Coast Hurricanes allocated to Auto Finance, and the return to normal charge-off levels following an unusually low charge-off rate experienced in the second quarter of 2005. Despite the higher provision expense, credit quality metrics continue to improve as a result of improved credit conditions compared to the prior year.

Non-interest expense increased 56% and 48% for the three and nine month periods ended September 30, 2005, respectively, which is consistent with the growth in the portfolio.

Global Financial Services Segment

Table 4 – GLOBAL FINANCIAL SERVICES

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Earnings (Managed Basis)
Net interest income	$423,629	$361,165	$1,248,187	$1,031,246
Non-interest income	273,067	240,597	772,407	603,410

Total revenue	696,696	601,762	2,020,594	1,634,656
Provision for loan losses	217,032	150,921	662,113	463,359
Non-interest expense	356,254	322,552	1,086,008	897,529

Income before taxes	123,410	128,289	272,473	273,768
Income taxes	41,521	41,445	93,497	89,898

Net income	$81,889	$86,844	$178,976	$183,870

Selected Metrics (Managed Basis)
Period end loans	$22,770,803	$19,614,693	$22,770,803	$19,614,693
Average loans	22,373,995	19,088,779	21,903,815	18,082,029
Net charge-off rate	4.09%	3.26%	3.85%	3.43%
30+ day delinquency rate	2.93	2.65	2.93	2.65

The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other consumer financial service activities.

Global Financial Services net income decreased slightly for the three and nine month periods ended September 30, 2005 as a result of increases in provision for loan losses and non-interest expense and a one-time gain on the sale of the Company’s joint venture investment in South Africa that occurred during the third quarter 2004. Total revenue however increased 16% and 24% for the three and nine month period ended September 30, 2005 as a result of a 17% and 21% growth in average loans for the same periods, respectively, and contributions from the GFS businesses acquired in the first quarter of 2005.

The provision for loan losses increased 44% and 43% for the three and nine month periods ended September 30, 2005, respectively, as a result of growth in the loan portfolio combined with deteriorating credit quality metrics in the U.K, and a build in the allowance for loan losses of $2.5 million as a result of the Gulf Coast Hurricanes allocated to Global Financial Services.

Non-interest expense, exclusive of a $29.9 and $21.9 million reduction in employee termination and facility consolidation charges associated with the Company’s continued cost reduction initiatives for the three and nine month periods ended September 30, 2005, respectively, as well as, reductions in charges associated with the change in fixed asset capitalization thresholds and impairment of internally developed software that occurred in the third quarter 2004, increased 22% and 24% for the three and nine month periods ended September 30, 2005, primarily as a result of loan growth, offset in part by increased operating efficiencies .

VII. Funding

The Company has established access to a variety of funding sources. Table 5 illustrates the Company’s unsecured funding sources and its two auto securitization warehouses.

TABLE 5 - FUNDING AVAILABILITY AS OF SEPTEMBER 30, 2005

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1) (5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$4,163	—
Senior Domestic Bank Note Program(3)	4/97	—	$213	—
Credit Facility	6/04	$750	—	6/07
Capital One Auto Loan Facility I	—	$3,357	$993	—
Capital One Auto Loan Facility II	3/05	$750	—	—
Corporation Shelf Registration	7/05	$843	N/A	—

(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $4.7 billion at September 30, 2005.

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

In June 2004, the Company terminated its Domestic Revolving and Multicurrency Credit Facilities and replaced them with a new revolving credit facility (“Credit Facility”) providing for an aggregate of $750.0 million in unsecured borrowings from various lending institutions to be used for general corporate purposes. The Credit Facility is available to the Corporation, the Bank, the Savings Bank, and Capital One Bank (Europe), plc, subject to covenants and conditions customary in transactions of this type. The Corporation’s availability was increased to $500.0 million under the Credit Facility. All borrowings under the Credit Facility are based upon varying terms of London Interbank Offering Rate (“LIBOR”).

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of September 30, 2005, the Capital One Auto Loan Facility I had the capacity to issue up to $4.4 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of September 30, 2005, the Capital One Auto Loan Facility II had the capacity to issue up to $750.0 million in secured notes. The Capital One Auto Loan Facility II has a renewal date of March 27, 2006. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In October 2005, the Company filed an updated shelf registration statement providing for the sale of senior or subordinated debt securities, preferred stock, common stock, common equity units, and stock purchase contracts, in an aggregate amount not to exceed $2.5 billion.

As of September 30, 2005, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts.

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

The Company continues to expand its retail deposit gathering efforts through both direct and broker marketing channels. The Company uses its data analysis capabilities to test and market a variety of retail deposit origination strategies, including via the Internet, as well as to develop customized account management programs. As of September 30, 2005, the Company had $26.8 billion in interest-bearing deposits, of which $2.5 billion were held in foreign banking offices and $9.8 billion represented large denomination certificates of $100 thousand or more with original maturities up to ten years.

Table 6 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of September 30, 2005.

TABLE 6- MATURITIES OF LARGE DENOMINATION CERTIFICATES-$100,000 OR MORE

	September 30, 2005

(Dollars in thousands)	Balance	Percent
Three months or less	$1,279,003	13.08%
Over 3 through 6 months	908,851	9.29
Over 6 through 12 months	1,522,008	15.56
Over 12 months through 10 years	6,070,535	62.07

Total	$9,780,397	100.00%

VIII. Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives proceeds from third party investors for securities issued from the Company’s securitization vehicles, which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $45.5 billion as of September 30, 2005, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

The securitization of consumer loans is a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2005 to 2025 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity; however, a significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

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

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of September 30, 2005, no early amortization events related to its off-balance sheet securitizations have occurred.

Funding Commitments Related to Synthetic Fuel Tax Credit Transaction

In June of 2004 and July of 2005, the Company, through two separate transactions and two consolidated special purpose entities (SPVs), purchased minority ownership interests in two entities established to operate facilities which produce a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. The SPVs purchased their minority interests from third parties paying $2.6 million in cash and agreeing to pay an estimated $159.1 million comprised of fixed note payments, variable payments and the funding of their share of operating losses sufficient to maintain their minority ownership percentages. Actual total payments will be based on the amount of tax credits generated through the end of 2007. In exchange, the SPVs will receive an estimated $192.0 million in tax benefits resulting from a combination of deductions, allocated operating losses, and tax credits. The Corporation has guaranteed the SPVs commitments under the purchase agreements. As of September 30, 2005, the Company has recorded $52.3 million in tax benefits and had an estimated remaining commitment for fixed note payments, variable payments and the funding of their proportionate share of the operating losses totaling $116.7 million.

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

The most recent notifications received from the regulators categorized the Bank and the Savings Bank as “well-capitalized.” As of September 30, 2005, the Company’s, the Bank’s and the Savings Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company, the Bank or the Savings Bank’s capital category.

TABLE 7 - REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well-Capitalized” Under Prompt Corrective Action Provisions
September 30, 2005
Capital One Financial Corp (1)
Tier 1 Capital	19.93%	N/A	4.00%	N/A
Total Capital	22.40	N/A	8.00	N/A
Tier 1 Leverage	17.89	N/A	4.00	N/A

Capital One Bank
Tier 1 Capital	13.46%	11.01%	4.00%	6.00%
Total Capital	17.48	14.49	8.00	10.00
Tier 1 Leverage	10.77	10.77	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.68%	11.58%	4.00%	6.00%
Total Capital	14.96	12.86	8.00	10.00
Tier 1 Leverage	13.33	13.33	4.00	5.00

September 30, 2004
Capital One Bank
Tier 1 Capital	14.91%	12.05%	4.00%	6.00%
Total Capital	18.99	15.55	8.00	10.00
Tier 1 Leverage	12.18	12.18	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.71%	13.03%	4.00%	6.00%
Total Capital	17.01	14.31	8.00	10.00
Tier 1 Leverage	14.25	14.25	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of September 30, 2005. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

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

Additionally, regulatory restrictions exist that limit the ability of the Bank and Savings Bank to transfer funds to the Corporation. As of September 30, 2005, retained earnings of the Bank and the Savings Bank of $266.4 million and $437.5 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

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

X. Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2005, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations and do not take into account any acquisitions, including the pending acquisition of Hibernia (except for diluted earnings per share guidance), that might occur during the year. Certain statements are forward looking, and therefore actual results could differ materially from those in the Company’s forward looking statements. Factors that could materially influence results are set forth throughout this section and below in the Risk Factors section.

Expected Earnings

The Company expects diluted earnings per share results likely to be on the lower end of the $6.60 to $7.00 range, inclusive of the acquisition of Hibernia Corporation, which represents an increase of between 6% and 13% over its diluted earnings per share of $6.21 in 2004. The expected diluted earnings per share results for 2005 include the impact of issuing 10.4 million shares of common stock under the forward purchase contracts in May 2005 related to the Upper DECs mandatory convertible securities issued in April of 2002, as well as pro rata Institutional Brokers’ Estimate System earnings for Hibernia and the corresponding 37.7 million shares consideration for the acquisition, which is expected to close on November 16, 2005. The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affect fees, charge-offs and provision expense) and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2005 earnings are the portion of its loan portfolio it holds in higher credit quality assets, the level of off-balance sheet securitizations, changes in consumer payment behavior, the realized amount of bankruptcy losses, the competitive, legal, regulatory and reputational environment and the level of investments and growth in its businesses.

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

Managed Revenue Margin

The Company expects its managed revenue margin (defined as managed net interest income plus managed non-interest income divided by average managed earning assets) to be modestly lower over time as a result of the Company’s continuing diversification efforts and its bias towards higher credit quality assets. As a result of their product features, these assets may generate lower fee and interest revenues as a percentage of average loan balance than the Company’s current portfolio. However, expenses as a percentage of average assets are also expected to decline, thereby supporting overall returns. Auto Finance and Global Financial Services segments’ assets are growing at a faster rate than the Company’s managed loans. Such assets typically generate lower losses and higher average balances than those of the Company as a whole, thereby generating lower provision, operating and marketing expenses as a percentage of average managed loans. Efforts are also underway to improve operating expenses throughout the Company.

Marketing Investment

The Company expects its marketing investment, including brand advertising expenditures, to be approximately $1.4 billion in 2005, exclusive of Hibernia, subject to market opportunities. The Company believes the branded franchise that it is building strengthens and enables its current and future direct marketing strategies across product lines. The Company cautions, however, that an increase or decrease in marketing expense does not necessarily correlate to a comparable increase or decrease in loan balances or accounts as a result of, among other factors, customer attrition and utilization patterns, variations in customer response rates, shifts over time in targeting consumers and/or products that have varying marketing acquisition costs, and the long-term nature of brand building.

The Company expects to deploy its marketing across its various products depending on the competitive dynamics of the various markets in which it participates. The Company expects to adjust its marketing allocations from time to time to target specific product lines that it believes offer attractive response rates and opportunities.

Due to the nature of competitive market dynamics and therefore the limited periods of opportunity identified by the Company’s testing processes, marketing expenditures may fluctuate significantly from quarter to quarter. Marketing is often concentrated in the latter months of the year, aligned with the seasonality of card spending and borrowing. Additionally, a significant minority of the Company’s marketing is related to brand advertising, which is supporting product roll outs and direct marketing, and building a long-term strategic asset for Capital One.

Operating Cost Trends

The Company believes that a successful focus on managing operating costs is a critical component of its financial outlook. The Company measures operating efficiency using a variety of metrics which vary by specific department or business unit. Nevertheless, the Company believes that overall annual operating costs as a percentage of managed loans (defined as all non-interest expense less marketing, divided by average managed loans) is an appropriate gauge of the operating efficiency of the Company as a whole. As the Company continues its rigorous cost management program and to grow its Auto Finance and Global Financial Services segments’ assets more quickly than the U.S. Card average, the Company expects operating costs as a percentage of its average managed loans to decline over time, excluding Hibernia, as a result of efficiency gains related to, among other things, servicing higher balance, higher credit quality assets.

Managed Loan Growth

The Company expects managed loan growth rate to be approximately 12% in 2005, exclusive of Hibernia, with a higher growth rate in its diversification segments than in its U.S. Card segment.

Managed Delinquencies and Net Charge-offs

The Company’s managed net charge-off rate improved during 2004 and the first nine months of 2005 as a result of its continued asset diversification beyond U.S. Card and into higher credit quality categories, improved collections experience, and improving economic conditions. The Company does not expect to continue to realize improvement at the same rate. Due to the newly enacted bankruptcy legislation, the company estimates that there will be an incremental rise in the fourth quarter managed net charge-off rate of 50 to 100 basis points as a result of increased filings. Due to this one-time event, the company expects its quarterly managed charge-off rate to be approximately 5 percent for the fourth quarter of 2005, excluding Hibernia.

The Company’s managed delinquency rate remained stable. Generally, fluctuations in delinquency levels have several effects, including changes in the amounts of past-due and overlimit fees assessed (lower delinquencies typically cause lower assessments), changes to the non-accrued amounts for finance charges and fees (lower delinquencies typically decrease non-accrued amounts), increased or decreased collections expenses, and/or changes in the reported allowance for loan losses and the associated provision expenses. The Company’s allowance for loan losses in a given period is a function of reported charge-offs in the period, the delinquency status of reported loans and other factors, such as the Company’s assessment of general economic conditions and the amount of outstanding loans added to the reported balance sheet during the period.

The Company expects a net allowance build in 2005, inclusive of the $58 million release through the first three quarters of 2005, related to the seasonal increase in loans and delinquencies and charge-offs, and exclusive of Hibernia. The outlook is based on current and expected reported charge-off and delinquency rates, as well as expected reported loan growth, a higher growth rate in its Auto Finance and GFS businesses than its U.S. Card business, and a continuation of current economic conditions. This outlook is sensitive to general economic conditions, employment trends, and bankruptcy trends, in addition to growth of the Company’s reported loans.

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

U.S. Card Segment

The Company’s U.S. Card segment consisted of $46.3 billion of U.S. consumer credit card loans as of September 30, 2005, marketed to consumers across the full credit spectrum. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers.

The competitive environment is currently intense for credit card products. Industry mail volume has increased substantially in recent years, resulting in declines in response rates to the Company’s new customer solicitations over time. Additionally, the increase in other consumer loan products, such as home equity loans, puts pressure on growth throughout the credit card industry. These competitive pressures are continuing to increase as a result of, among other things, increasing consolidation within the industry. The industry’s response to this competitive pressure has been to increase mail volumes to record levels, and in some parts of the market, most notably the prime revolver segment, offer extremely low up front pricing that appears to make profitability heavily dependent on penalty repricing well beyond “go to” rates for a substantial percentage of customers. The

Company is choosing to limit its marketing in those selected segments because it believes the prevailing pricing practices will compromise both economic returns and customer loyalty over the long term. Instead, the Company is focusing its efforts where it sees better opportunities to deliver profitable growth and create long term customer loyalty, such as in reward cards. Despite intense competitor pressure, the Company continues to believe that its marketing capabilities will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements and to generate a loan growth rate in the low single digits in 2005.

Auto Finance Segment

The Company’s Auto Finance segment consisted of $15.7 billion of U.S. auto loans as of September 30, 2005, marketed across the full credit spectrum, via direct and dealer marketing channels.

The Company believes that its strong risk management skills, increasing operating scale, full credit spectrum product offerings and multi-channel marketing approach will enable it to continue to increase market share in the Auto Finance industry.

The Company expects that in 2005 the Auto Finance segment will continue to grow loans at a faster pace than the U.S. Card segment.

Global Financial Services Segment

The Global Financial Services segment consisted of $22.8 billion of loans as of September 30, 2005, including international lending activities, small business lending, installment loans, home loans, healthcare financing and other consumer financial service activities.

The Company expects continued loan, credit and profit pressure from a deteriorating credit environment in its U.K. business. Despite this pressure, the Company continues to expect profitable long term growth from its U.K. business and is experiencing strong results from its North American business.

The Company expects the Global Financial Services segment will grow its loan portfolio at a faster pace than the U.S. Card segment.

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

The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia’s Bureau of Financial Institutions. The Corporation’s automobile financing activities, conducted by COAF and its subsidiaries, fall under the scrutiny of the Federal Reserve and the state agencies having supervisory authority under applicable sales finance laws or consumer finance laws in most states. The Corporation also faces regulation in the international jurisdictions in which it conducts business.

For additional information on the Company’s regulatory issues and activities, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, Part I, Item 1, “Supervision and Regulation.”

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

XIII. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in statements made by our officers, directors or employees to third parties. Statements that are not about historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information relating to our future earnings per share, growth in managed loans outstanding, product mix, segment growth, managed revenue margin, funding costs, operations costs, employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as “expect,” “anticipate,” “hope,” “intend,” “plan,” “believe,” “estimate” or similar expressions. We have based these forward-looking statements on our current plans, estimates and projections, and you should not unduly rely on them.

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

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards. We also compete with providers of other types of financial services and consumer loans such as home equity lines and other mortgage related products that offer consumer debt consolidation. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. Other companies may compete with us for customers by offering lower initial interest rates and fees, higher credit limits and/or customer services or product features that are or may appear to be more attractive than those we offer. Because customers often choose credit card issuers (or other sources of financing) based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. In addition, intense competition may lead to product and pricing practices that may adversely impact long-term customer loyalty; we may choose to not engage in such practices, which may adversely impact our ability to compete, particularly in the short term. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Competition may also have an impact on customer attrition as our customers accept offers from other credit card lenders and/or providers of other consumer lending products, such as home equity financing.

Our other consumer lending businesses, including auto lending, small business lending, home loan lending, installment loans, and our businesses in international markets also compete on a similar variety of factors, including price, product features and customer service. These businesses may also experience a decline in marketing efficiency and/or an increase in customer attrition. In addition, some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, operational efficiencies, broad-based local distribution capabilities, lower-cost funding and more versatile technology platforms. These competitors may also consolidate with other financial institutions in ways that enhance these advantages and intensify our competitive environment. In addition, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), which permits greater affiliations between banks, securities firms and insurance companies, may increase competition in the financial services industry.

In such a competitive environment, we may lose entire accounts, or may lose account balances, to competing financial institutions, or find more costly to maintain our existing customer base. Customer attrition from any or all of our products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. We expect that competition will continue to grow more intense with respect to most of our products, including our diversified products and the products we offer internationally.

We May Experience Increased Delinquencies and Credit Losses

Like other credit card lenders and providers of consumer lending products, we face the risk that our customers will not repay their loans. A customer’s failure to repay is generally preceded by missed payments. In some instances, a customer may declare bankruptcy prior to missing payments, although this is not generally the case. Customers who declare bankruptcy frequently do not repay credit card or other loans. When customers default on their loans and we have collateral, we attempt to seize it. However, the value of the collateral may not equal the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy are often precursors of future charge-offs and may require us to increase our allowance for loan losses. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance if we are unable to raise revenue to compensate for these losses, may adversely impact the performance of our securitizations, and may increase our cost of funds.

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

Other factors may also impact our charge-off rates, and the trends that caused the reduction of charge-offs over the course of 2004 and the first part of 2005 may not continue. During that time, we increased the proportion of lower risk asset classes, like auto loans, relative to credit cards, continued our bias toward lower risk assets, and experienced a favorable economic environment. In 2004 and the first part of 2005, our managed loan portfolio continued to grow. The rate of growth in assets can impact charge-off rates as higher growth rates, especially in the credit card business, cause lower charge-off rates in the near term. This is primarily driven by lower charge-offs in the first six to eight months of the life of a pool of new accounts.

There are risks to the health of the U.S. economy. Specifically the effects of higher energy costs and hurricane damages may cause additional negative impacts on the economy. Additionally, we face a challenging credit environment in the United Kingdom, due in part to a downturn in the consumer credit cycle there and it is possible that the conditions may continue to worsen and continue to negatively affect charge-offs and delinquency rates.

Bankruptcy filing rates can also impact our charge-offs, and we anticipate an increase in our charge-off rate in the short-term due to increased bankruptcy filings made in anticipation of the effectiveness of new legislation in October 2005. Because there continues to be uncertainty regarding the on-going financial impact of this bankruptcy spike, our estimates regarding the impact may change.

We hold an allowance for expected losses inherent in our existing reported loan portfolio as provided for by the applicable accounting rules. There can be no assurance, however, that such allowances will be sufficient to account for actual losses. We record charge-offs according to accounting practices consistent with accounting and regulatory guidelines and rules. These guidelines and rules, including among other things, the FFIEC Account Management Guidance, could change and cause our charge-offs to increase for reasons unrelated to the underlying performance of our portfolio. Our charge-off and delinquency rates may also be impacted by industry developments, such as actions by our competitors to change minimum payment practices in response to advice from their regulators regarding the application of FFIEC Account Management Guidance, which may adversely impact industry charge-off and delinquency rates and, in turn, our rates. Unless offset by other changes, these impacts could reduce our profits.

We Face Risk From Economic Downturns

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. Accordingly, an economic downturn (either local or national), can hurt our financial performance as accountholders default on their loans or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity. Furthermore, because our business model is to lend across the credit spectrum, we make loans to lower credit quality customers. These customers generally have higher rates of charge-offs and delinquencies than do higher credit quality customers. Additionally, as we continue to market our cards internationally, an economic downturn or recession outside the United States such as the one we are currently experiencing in the United Kingdom, could also hurt our financial performance.

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy is threefold. First, we seek to continue to grow our domestic credit card business. Second, we desire to continue to build and grow our automobile finance business. Third, we hope to continue to diversify our business, both geographically and in product mix. We seek to do this by growing our lending businesses, including credit cards, internationally, principally in the United Kingdom and Canada, and by identifying, pursuing and expanding new business opportunities, such as branch banking and other consumer loan products. Our ability to continue to grow is driven by the success of our fundamental business plan, the level of our investments in new businesses or regions and our ability to apply our risk management skills to new businesses. In addition, our revenue may be adversely affected by our continuing diversification and bias toward lower loss assets (because of the potentially lower margins on such accounts). This risk has many components, including:

•	Customer and Account Growth. Our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, technology functionality, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Diversification Risk. An important element of our strategy is our effort to continue diversifying beyond our U.S. Credit Card portfolio. Our ability to successfully diversify is impacted by a number of factors, including: identifying appropriate acquisition targets, executing on acquisition transactions, developing and executing strategies to grow our existing consumer financial services businesses, and our financial ability to undertake these diversification activities. In addition, part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including limited access to information, differences in cultural attitudes toward borrowing, changing regulatory and legislative environments, political developments, possible economic downturns in other countries exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

Reputational Risk and Social Factors May Impact our Results

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships, such as our independent auditors, may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer them. Adverse reputational impacts or events may also increase our litigation risk. See “We Face the Risk of a Complex and Changing Regulatory and Legal Environment” below. To this end, we carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

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

We Face Risk Related to the Strength of our Operational, Technological and Organizational Infrastructure

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of Capital One and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Our ability to develop and implement effective marketing campaigns also depends on our technology.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. We are currently undertaking a project to enhance the capabilities of our technological platform by working with Total System Services, Inc. (“Tsys”) to outsource aspects of the system that supports most of our North American lending businesses. Our ability to successfully transition to this new platform as Tsys’s ongoing ability to provide services to us, could impact our performance in the future. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. As we increase the amount of our infrastructure that we outsource to third parties, we increase our exposure to this risk. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

In addition to creating a solid infrastructure platform, we are also dependent on recruiting management and operations personnel with the experience to run an increasingly large and complex business. Although we take steps to retain our existing management talent and recruit new talent as needed, we face a competitive market for such talent and there can be no assurance that we will continue to be able to maintain and build a management team capable of running our increasingly large and complex business.

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

A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies actions, and the legal, regulatory, accounting and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies, and may become increasingly difficult due to economic and other factors. Also, we compete for funding with other banks, savings banks and similar companies, some of which are publicly traded. Many of these institutions are substantially larger, may have more capital and other resources and may have better debt ratings than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.

Furthermore, we are dependent on the securitization of consumer loans, which involves the legal sale of beneficial interests in consumer loan balances and is a unique funding market. Despite the size and relative stability of these markets and our position as a leading issuer, if these markets experience difficulties we may be unable to securitize our loan receivables or to do so at favorable pricing levels. If we were unable to continue securitizing our loan receivables at current levels, we would have to use alternative funding sources to fund increases in loan receivables and meet our other liquidity needs. If we were unable to find cost-effective and stable alternatives, it could negatively impact our liquidity and potentially subject us to certain additional risks. These risks would include an increase in our cost of funds, an increase in the allowance for loan losses and the provision for possible credit losses as more loans would remain in our consolidated balance sheet, and lower loan growth.

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

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank and the Corporation as investment grade. The following chart shows ratings for Capital One Financial Corporation and Capital One Bank as of September 30, 2005. As of that date, the ratings outlooks were as follows:

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

We Face Market Risk of Interest Rate and Exchange Rate Fluctuations

Like other financial institutions, we borrow money from institutions and depositors, which we then lend to customers. We earn interest on the consumer loans we make, and pay interest on the deposits and borrowings we use to fund those loans. Changes in these two interest rates affect the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest income, and therefore our earnings, would fall. Our earnings could also be hurt if the rates on our consumer loans fall more quickly than those on our borrowings.

However, our goal is to maintain an interest rate position that limits the impact of instantaneous movements in interest rates of up to 300 basis points to plus or minus 3% of net interest income over a twelve month period. We also seek to minimize foreign exchange fluctuations’ impact to a level that is immaterial to our net income. The financial instruments and techniques we use to manage the risk of interest rate and exchange rate fluctuations, such as asset/liability matching and interest rate and exchange rate swaps and hedges and some forward exchange contracts, may not always work successfully or may not be available at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, our earnings could be subject to volatility and decreases as interest rates and exchange rates change.

Changes in interest rates also affect the balances our customers carry on their credit cards and affect the rate of pre-payment for installment loan products. When interest rates fall, there may be more low-rate product alternatives available to our customers. Consequently, their credit card balances may fall and pre-payment rates for installment loan products may rise. We can mitigate this risk by reducing the interest rates we charge or by refinancing installment loan products. However, these changes can reduce the overall yield on our portfolio if we do not adequately provide for them in our interest rate hedging strategies. When interest rates rise, there are fewer low-rate alternatives available to customers. Consequently, credit card balances may rise (or fall more slowly) and pre-payment rates on installment lending products may fall. In this circumstance, we may have to raise additional funds at higher interest rates. In our credit card business, we could, subject to legal and competitive constraints, mitigate this risk by increasing the interest rates we charge, although such changes may increase opportunities for our competitors to offer attractive products to our customers and consequently increase customer attrition from our portfolio. We could also mitigate this risk through hedging strategies, if available, if we are unable to do so, we could suffer adverse impacts on overall portfolio yield. Rising interest rates across the industry may also lead to higher delinquencies as customers face increasing interest payments both on our products and on other loans they may hold. See pages 51-52 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

We operate in a heavily regulated industry and are therefore subject to a wide array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, efforts to comply with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” above. Federal and state laws and regulations, as well as laws and regulations to which we are subject in foreign jurisdictions in which we conduct business, significantly limit the types of activities in which we may engage. For example, federal and state consumer protection laws and regulations, and laws and regulations of foreign jurisdictions where we conduct business, limit the manner in which we may offer and extend credit. In addition, we are subject to a wide array of other laws and regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. From time to time, the U.S. Congress, the states and foreign governments consider changing these laws and may enact new laws or amend existing laws to regulate further the consumer lending industry or companies in general. Such new laws or regulations could limit the amount of interest or fees we can charge, restrict our ability to collect on account balances, or materially affect us or the banking or credit card industries in some other manner. Additional federal, state and foreign consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict our ability to share or receive customer information.

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. For example, the Federal Trade Commission has issued, and will continue to issue, a variety of regulations under the FACT Act of 2003, the Federal Reserve has announced proposed rule-making, and has issued some final rules, and in the UK the Office of Fair Trading is conducting an industry investigation on the calculation of default charges, all of which may impact us. We cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the banking or other regulators will be applied to the Bank or the Savings Bank, in what manner such regulations might be applied, or the resulting effect on us, the Bank or the Savings Bank. There can be no assurance that this kind of regulatory action will not have a negative impact on us and/or our financial results.

Finally, we face possible risks from the outcomes of certain industry litigation. Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations, among other things, to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case.

After the Supreme Court denied certiorari, American Express Travel Related Services Company, Inc., on November 15, 2004, filed a lawsuit against the associations and several member banks under United States federal antitrust law. The lawsuit alleges, among other things, that the associations and member banks implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express and Discover cards. The complaints, among other things, request civil monetary damages, which could be trebled. We, Capital One Bank, Capital One, F.S.B. and Capital One Financial Corporation are named defendants in this lawsuit.

Between June 22, 2005 to the present date, a number of entities, each purporting to represent a class of retail merchants, filed five separate lawsuits against the associations and several member banks under United States federal antitrust law. The lawsuits allege, among other things, that the associations and member banks conspired to fix the level of interchange fees. The complaints, among other things, request civil monetary damages, which could be trebled. We, Capital One Bank, Capital One, F.S.B., and Capital One Financial Corporation, among others, are named defendants.

We believe that we have meritorious defenses with respect to these cases and intend to defend these cases vigorously.

In addition, several United States merchants have filed class action lawsuits, which have been consolidated, against the associations under United States federal antitrust law relating to certain debit card products. In April 2003, the associations agreed to settle the lawsuit in exchange for payments to plaintiffs by MasterCard of $1 billion and Visa of $2 billion, both over a ten-year period, and for changes in policies and interchange rates for debit cards. Certain merchant plaintiffs have opted out of the settlements and have commenced separate lawsuits. Additionally, consumer class action lawsuits with claims mirroring the merchants’ allegations have been filed in several courts. Finally, the associations, as well as certain member banks, continue to face additional lawsuits regarding policies, practices, products and fees.

With the exception of the antitrust lawsuits brought by certain merchants between June 22, 2005 to the present date, and the American Express antitrust lawsuit, the banks and their affiliates are not parties to the lawsuits against the associations described above and therefore will not be directly liable for any amount related to any possible or known settlements, the lawsuits filed by merchants who have opted out of the settlements of those lawsuits or the class action lawsuits pending in state and federal courts. However, the banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including the banks, may be brought into the lawsuits or future lawsuits.

Given the complexity of the issues raised by the lawsuits described above and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgment against the associations or the member banks, (iii) the likelihood, amount and validity of any claim against the associations’ member banks, including the banks and the Corporation, and (iv) the effects of these suits, in turn, on competition in the industry, member banks, and interchange and association fees, we cannot determine at this time the long-term effects of these suits on us.

We Face the Risk of Fluctuations in Our Expenses and Other Costs that May Hurt Our Financial Results

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. Many factors can influence the amount of our expenses, as well as how quickly they may increase. For example, further increases in postal rates or termination of our negotiated service arrangement with the United States Postal Service could raise our costs for postal service. As our business develops, changes or expands, additional expenses can arise from management of outsourced services, asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting fluctuations can significantly affect how we calculate expenses and earnings.

We Face Risks Related to our Proposed Merger with Hibernia Corporation

Completion of the proposed merger is subject to the satisfaction of various conditions, including the receipt of approval from the Hibernia stockholders. There is no assurance that the merger will be completed on the proposed terms and schedule. Additionally, when and if the merger is completed, we face the risks that the businesses may not be integrated successfully and that the cost savings and other synergies from the transaction may not be fully realized, or may take longer to realize than expected. Finally, uncertainties or disruptions related to the transaction may make it more difficult to maintain relationships with customers, employees or suppliers.

Upon Consummation of the Merger with Hibernia, We Face Risks Related to the Impact of Hurricanes Katrina and Rita, That May Be Substantial and Cannot Be Predicted

Hibernia is headquartered in New Orleans, Louisiana, and maintains branches in the areas of Louisiana and Texas that sustained significant damage from hurricanes Katrina and Rita. Hibernia’s operations in other parts of Louisiana and Texas have not been impacted, either significantly or at all, by the hurricanes.

As a result of the hurricanes, Hibernia is experiencing increased costs, including the costs of rebuilding or repairing branches and other properties as well as repairing or replacing equipment, some of which are not covered by insurance. Hibernia has also announced substantial employee and recovery related costs.

Hurricanes Katrina and Rita have also affected Hibernia’s consumer, mortgage, auto, commercial and small business loan portfolios by damaging properties pledged as collateral and by impairing certain borrowers’ ability to repay their loans. In addition, Hibernia may experience losses from certain customer assistance policies, such as fee waivers, adopted in the wake of the hurricanes. The hurricanes may continue to affect Hibernia’s loan originations and loan portfolio quality into the future and could also adversely impact Hibernia’s deposit base. More generally, the combined company’s ability to compete effectively in the branch banking business in the future, especially with financial institutions whose operations were not concentrated in the affected area or which may have greater resources than the combined company, will depend primarily on Hibernia’s ability to resume normal business operations. The severity and duration of these effects will depend on a variety of factors that are beyond Hibernia’s control, including the amount and timing of government, private and philanthropic investment (including deposits) in the region, the pace of rebuilding and economic recovery in the region generally, the extent to which the hurricanes’ property damage is covered by insurance, and the pace at which Hibernia restores its business operations in the various markets in which it operates.

None of the effects described above can be accurately predicted or quantified. As a result, significant uncertainty remains regarding the impact the hurricanes will have on the business, financial condition and results of operations of the combined company and the ability of the combined company to realize the anticipated benefits from the merger. Further, the area in which Hibernia operates may experience hurricanes and other storms in the future, and some of those hurricanes and storms may have effects similar to those caused by Hurricanes Katrina and Rita.

XIV. Tabular Summary

TABLE A – STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30
	2005			2004
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans
Domestic	$34,532,826	$1,121,670	12.99%	$31,144,773	$983,697	12.63%
International	4,022,749	106,490	10.59%	3,627,716	99,589	10.98%

Total	38,555,575	1,228,160	12.74%	34,772,489	1,083,286	12.46%

Securities available for sale	9,535,858	87,978	3.69%	9,372,713	84,492	3.61%
Other
Domestic	3,786,333	66,668	7.04%	2,138,874	46,533	8.70%
International	1,575,157	21,809	5.54%	983,334	14,102	5.74%

Total	5,361,490	88,477	6.60%	3,122,208	60,635	7.77%

Total earning assets	53,452,923	$1,404,615	10.51%	47,267,410	$1,228,413	10.40%
Cash and due from banks	1,009,573			450,726
Allowance for loan losses	(1,405,106)			(1,424,672)
Premises and equipment, net	771,857			859,328
Other	5,374,285			4,342,788

Total assets	$59,203,532			$51,495,580

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$24,082,814	$252,515	4.19%	$22,917,496	$234,162	4.09%
International	2,535,658	33,096	5.22%	1,796,428	23,187	5.16%

Total	26,618,472	285,611	4.29%	24,713,924	257,349	4.17%

Senior and subordinated notes	6,683,533	98,309	5.88%	7,218,916	121,166	6.71%
Other borrowings
Domestic	10,683,104	110,436	4.13%	8,673,529	74,518	3.44%
International	15,112	40	1.06%	769	5	2.60%

Total	10,698,216	110,476	4.13%	8,674,298	74,523	3.44%

Total interest-bearing liabilities	44,000,221	$494,396	4.49%	40,607,138	$453,038	4.46%
Other	4,401,616			3,327,323

Total liabilities	48,401,837			43,934,461
Equity	10,801,695			7,561,119

Total liabilities and equity	$59,203,532			$51,495,580

Net interest spread			6.02%			5.94%

Interest income to average earning assets			10.51%			10.40%
Interest expense to average earning assets			3.70%			3.84%

Net interest margin			6.81%			6.56%

(1)	Interest income includes past-due fees of approximately $192,170 and $197,109 for the three months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended September 30
	2005			2004
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans
Domestic	$34,103,733	$3,256,624	12.73%	$30,088,461	$2,852,223	12.64%
International	4,228,835	345,670	10.90%	3,562,481	285,156	10.67%

Total	38,332,568	3,602,294	12.53%	33,650,942	3,137,379	12.43%

Securities available for sale	9,593,879	269,387	3.74%	8,590,499	224,289	3.48%
Other
Domestic	2,715,891	163,043	8.00%	2,549,683	145,250	7.60%
International	1,374,753	58,059	5.63%	909,398	38,172	5.60%

Total	4,090,644	221,102	7.21%	3,459,081	183,422	7.07%

Total earning assets	52,017,091	$4,092,783	10.49%	45,700,522	$3,545,090	10.34%
Cash and due from banks	979,255			533,626
Allowance for loan losses	(1,451,143)			(1,503,979)
Premises and equipment, net	802,602			894,371
Other	5,007,512			4,120,109

Total assets	$57,355,317			$49,744,649

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$23,677,496	$730,677	4.11%	$22,171,478	$676,614	4.07%
International	2,547,516	98,397	5.15%	1,716,478	65,225	5.07%

Total Deposits	26,225,012	829,074	4.22%	23,887,956	741,839	4.14%

Senior and subordinated notes	6,859,069	317,382	6.17%	7,289,821	370,393	6.77%
Other borrowings
Domestic	10,527,543	302,758	3.83%	8,332,505	214,420	3.43%
International	14,386	326	3.02%	867	24	3.69%

Total	10,541,929	303,084	3.83%	8,333,372	214,444	3.43%

Total interest-bearing liabilities	43,626,010	$1,449,540	4.43%	39,511,149	$1,326,676	4.48%
Other	3,860,057			3,248,837

Total liabilities	47,486,067			42,759,986
Equity	9,869,250			6,984,663

Total liabilities and equity	$57,355,317			$49,744,649

Net interest spread			6.06%			5.86%

Interest income to average earning assets			10.49%			10.34%
Interest expense to average earning assets			3.71%			3.87%

Net interest margin			6.78%			6.47%

(1)	Interest income includes past-due fees of approximately $595,729 and $593,455 for the nine months ended September 30, 2005 and 2004, respectively.

TABLE B - INTEREST VARIANCE ANALYSIS

	Three Months Ended September 30, 2005 vs. 2004			Nine Months Ended September 30, 2005 vs. 2004
		Change due to(1)			Change due to(1)
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/Rate	Increase (Decrease)	Volume	Yield/Rate

Interest Income:
Consumer loans
Domestic	$137,973	$109,420	$28,553	$404,401	$383,279	$21,122
International	6,901	26,621	(19,720)	60,514	54,353	6,161

Total loans	144,874	120,053	24,821	464,915	439,767	25,148

Securities available for sale	3,486	1,485	2,001	45,098	27,398	17,700
Other
Domestic	20,135	73,036	(52,901)	17,793	9,748	8,045
International	7,707	10,974	(3,267)	19,887	19,652	235

Total	27,842	83,284	(55,442)	37,680	34,074	3,606

Total interest income	176,202	162,400	13,802	547,693	496,340	51,353

Interest Expense:
Deposits
Domestic	18,353	12,113	6,240	54,063	46,402	7,661
International	9,909	9,646	263	33,172	32,081	1,091

Total	28,262	20,265	7,997	87,235	73,680	13,555

Senior notes	(22,857)	(8,570)	(14,287)	(53,011)	(21,108)	(31,903)
Other borrowings
Domestic	35,918	19,134	16,784	88,338	61,077	27,261
International	35	57	(22)	302	310	(8)

Total	35,953	19,270	16,683	88,640	61,453	27,187

Total interest expense	41,358	38,104	3,254	122,864	145,251	(22,387)

Net interest income(1)	$134,844	$104,458	$30,386	$424,829	$317,343	$107,486

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C - MANAGED CONSUMER LOAN PORTFOLIO

Table C summarizes the Company’s managed consumer loan portfolio.

	Three Months Ended September 30
(Dollars in thousands)	2005	2004
Period-End Balances:
Reported consumer loans:
Domestic	$35,297,204	$31,510,312
International	3,554,559	3,650,323

Total	38,851,763	35,160,635

Securitization adjustments:
Domestic	39,049,176	34,773,552
International	6,866,744	5,522,644

Total	45,915,920	40,296,196

Managed consumer loan portfolio:
Domestic	74,346,380	66,283,864
International	10,421,303	9,172,967

Total	$84,767,683	$75,456,831

Average Balances:
Reported consumer loans:
Domestic	$34,532,826	$31,144,773
International	4,022,749	3,627,716

Total	38,555,575	34,772,489

Securitization adjustments:
Domestic	38,690,163	34,303,032
International	6,581,727	5,322,780

Total	45,271,890	39,625,812

Managed consumer loan portfolio:
Domestic	73,222,989	65,447,805
International	10,604,476	8,950,496

Total	$83,827,465	$74,398,301

	Nine Months Ended September 30,
	2005	2004
Average Balances:
Reported consumer loans:
Domestic	$34,103,733	$30,088,461
International	4,228,835	3,562,481

Total	38,332,568	33,650,942

Securitization adjustments:
Domestic	37,996,151	34,030,015
International	6,325,957	4,950,119

Total	44,322,108	38,980,134

Managed consumer loan portfolio:
Domestic	72,099,884	64,118,476
International	10,554,792	8,512,600

Total	$82,654,676	$72,631,076

TABLE D - DELINQUENCIES

Table D shows the Company’s consumer loan delinquency trends for the periods presented on a reported and managed basis.

	2005		2004
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$38,851,763	100.00%	$35,160,635	100.00%
Loans delinquent:
30-59 days	783,200	2.02%	701,974	2.00%
60-89 days	341,338	0.88%	304,855	0.87%
90-119 days	191,615	0.49%	182,997	0.52%
120-149 days	102,549	0.26%	131,148	0.37%
150 or more days	78,011	0.20%	86,323	0.24%

Total	$1,496,713	3.85%	$1,407,297	4.00%

Loans delinquent by geographic area:
Domestic	1,415,513	4.01%	1,327,508	4.21%
International	81,200	2.28%	79,789	2.19%

Managed:
Loans outstanding	$84,767,683	100.00%	$75,456,831	100.00%
Loans delinquent:
30-59 days	1,396,010	1.65%	1,262,574	1.67%
60-89 days	719,101	0.85%	651,193	0.86%
90-119 days	478,624	0.56%	448,052	0.59%
120-149 days	322,183	0.38%	335,336	0.44%
150 or more days	247,859	0.29%	247,308	0.34%

Total	$3,163,777	3.73%	$2,944,463	3.90%

TABLE E - NET CHARGE-OFFS

Table E shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2005	2004	2005	2004
Reported:
Average loans outstanding	$38,555,575	$34,772,489	$38,332,568	$33,650,942
Net charge-offs	341,821	298,317	996,139	950,495
Net charge-offs as a percentage of average loans outstanding	3.55%	3.43%	3.46%	3.77%

Managed:
Average loans outstanding	$83,827,465	$74,398,301	$82,654,676	$72,631,076
Net charge-offs	867,988	753,698	2,556,529	2,412,022
Net charge-offs as a percentage of average loans outstanding	4.14%	4.05%	4.12%	4.43%

TABLE F - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

Table F sets forth the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$1,405,000	$1,425,000	$1,505,000	$1,595,000
Provision for loan losses:
Domestic	346,788	250,181	796,053	683,001
International	27,379	17,614	129,345	70,718

Total provision for loan losses	374,167	267,795	925,398	753,719

Other	9,654	522	12,741	(3,224)

Charge-offs:
Domestic	(401,559)	(376,949)	(1,193,370)	(1,192,590)
International	(50,183)	(34,906)	(141,851)	(102,059)

Total charge-offs	(451,742)	(411,855)	(1,335,221)	(1,294,649)

Recoveries:
Consumer loans
Domestic	99,338	102,059	306,932	310,608
International	10,583	11,479	32,150	33,546

Total recoveries	109,921	113,538	339,082	344,154

Net charge-offs	(341,821)	(298,317)	(996,139)	(950,495)

Balance at end of period	$1,447,000	$1,395,000	$1,447,000	$1,395,000

Allowance for loan losses to loans at period-end	3.72%	3.97%	3.72%	3.97%

Allowance for loan losses by loan category:
Consumer loans
Domestic	$1,286,850	$1,275,879	$1,286,850	$1,275,879
International	160,150	119,121	160,150	119,121

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended September 30, 2005.

Item 4. Controls and Procedures

The Corporation’s management carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of September 30, 2005 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has a Disclosure Committee consisting of members of senior management to assist in this evaluation.

Part II Other Information

Item 1. Legal Proceedings

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note 7 – Commitments and Contingencies.”

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1-31, 2005	48,993	$82.96	N/A	N/A

August 1-31, 2005	34,372	83.82	N/A	N/A

September 1-30, 2005	6,257	81.57	N/A	N/A

Total	89,622	83.19	N/A	N/A

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Services Agreement, dated August 5, 2005, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment has been requested for portions of this document).
31.1	Certification of Richard D. Fairbank
31.2	Certification of Gary L. Perlin
32.1	Certification* of Richard D. Fairbank
32.2	Certification* of Gary L. Perlin

(b)	Reports on Form 8-K:

On July 20, 2005, the Company filed under Item 2.02 —“Results of Operations and Financial Condition”, Item 7.01 —“Regulation FD Disclosure”, Item 8.01 – “Other Events”, and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1, a copy of its earnings press release for the second quarter 2005 that was issued July 20, 2005. This release, which is required under Item 2.02, “Results of Operations and Financial Condition,” has been included under Item 7.01 pursuant to interim reporting guidance provided by the SEC. Additionally, the Company furnished the information in Exhibit 99.2, Second Quarter Earnings Presentation for the quarter ended June 30, 2005.

On July 20, 2005, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—June 2005 for the month ended June 30, 2005.

On August 9, 2005, the Company filed under Item 1.01—“Entry into a Material Definitive Agreement” of Form 8-K that the Company acting through its subsidiary, COSI, entered into a processing services agreement with Total System Services, Inc., effective August 5, 2005.

On August 10, 2005, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements and Exhibits” of Form 8-K, on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—July 2005 for the month ended July 31, 2005.

On September 1, 2005, the Company filed under Item 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements and Exhibits” of Form 8-K on Exhibit 99.1 a copy of its press release regarding the delay in closing of the merger of Hibernia Corporation with and into the Company, dated August 31, 2005.

One September 7, 2005, the Company filed under Item 5.02—“Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” and Item 9.01 – “Financial Statements and Exhibits” of Form 8-K on Exhibit 99.1 a copy of its press release that announced the appointment of Pierre E. Leroy to its Board of Directors, dated September 6, 2005.

On September 7, 2005, the Company filed under Item 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements and Exhibits” of Form 8-K on Exhibit 99.1 a copy of its press release dated September 7, 2005, regarding an amendment, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between the Company and Hibernia Corporation.

On September 8, 2005, the Company filed under Item 1.01—“Entry into a Material Definitive Agreement” and Item 9.01 – “Financial Statements and Exhibits” of Form 8-K on Exhibit 2.1, a copy of Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between the Company and Hibernia Corporation.

On September 12, 2005, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01 – “Financial Statements and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—August 2005 for the month ended August 31, 2005.

On September 15, 2005, the Company filed under Item 8.01—“Other events” and Item 9.01 – “Financial Statements and Exhibits” of Form 8-K on Exhibit 10.1 a copy of the revised redacted Services Agreement with First Data Resources, Inc. dated November 8, 2004, which was previously filed as Exhibit 10.8 to the Company’s From 10-K for the year ended December 31, 2004.

*	Information in this furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: November 1, 2005	/s/ GARY L.PERLIN
Gary L. Perlin
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer
and duly authorized officer
of the Registrant)