Form 10-K
period 2005-12-31
CAPITAL ONE FINANCIAL CORP
filed 2006-03-02
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on January 31, 2006.

Common Stock, $.01 Par Value: $24,720,291,843*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2006.

Common Stock, $.01 Par Value: 301,106,302 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 27, 2006 are incorporated by reference into Part III.

CAPITAL ONE FINANCIAL CORPORATION

2005 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Overview

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company, incorporated in Delaware on July 21, 1994, whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries include Capital One Bank (the “Bank”), a Virginia state chartered bank that currently offers credit card products and deposit products and can also engage in a wide variety of lending and other financial activities; Capital One, F.S.B. (the “Savings Bank”), a federally chartered savings bank that offers consumer and commercial lending and consumer deposit products; Capital One Auto Finance, Inc. (“COAF”), which offers automobile and other motor vehicle financing products; and Hibernia National Bank (the “National Bank”), a nationally chartered bank that offers a broad spectrum of financial products and services to consumers, small business and commercial clients. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are collectively referred to as the “Company.” Unless indicated otherwise, the terms “Corporation”, “we”, “us”, and “our” refer to the Corporation and its consolidated subsidiaries.

The Corporation became a financial holding company on May 27, 2005, thereby allowing the Corporation the authority to engage in certain activities that are not permissible for bank holding companies, including the authority to acquire all of the subsidiaries of Hibernia Corporation (“Hibernia”), which occurred in November 2005.

As of December 31, 2005, we had $47.9 billion in deposits and $105.5 billion in managed loans outstanding. We are among the largest issuers of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on managed credit card loans outstanding and we are the 20th largest depository institution in the United States.

We offer our products throughout the United States. We also offer our products outside of the United States principally through Capital One Bank (Europe) plc, an indirect subsidiary of the Bank organized and located in the United Kingdom (the “U.K. Bank”), and a branch of the Bank in Canada. Our U.K. Bank has authority, among other things, to accept deposits and provide credit card and installment loans. Important factors underlying the growth of our lending and deposit activities include industry dynamics, including the level of competition, and our business strategies. These business strategies involve analyzing and applying results derived from large quantities of data to reduce credit risk, mass customizing products for consumers and achieving operational efficiency.

We strive to use data analysis to differentiate among customers based on credit risk, usage and other characteristics and to match customer characteristics with appropriate product offerings. To do this, we have built, and continue to enhance, sophisticated models and information systems. We employ a well-trained staff to identify, develop and market credit cards and other consumer products and services to satisfy the demands of a competitive and ever changing marketplace. By actively testing a wide variety of product and service features, marketing channels and other aspects of offerings, we design customized solicitations, products and services that are targeted at specific credit customer segments, thereby enhancing response levels and maximizing returns on investment within given underwriting parameters.

We build on information derived from our initial sources with continued integrated testing and model development to improve the quality, performance and profitability of our solicitation and account management initiatives. We use this approach in all areas of our business, including solicitations, account management, credit line management, pricing strategies, usage stimulation, collections, recoveries, and account and balance retention. An important element of our diversification and growth strategy has been to apply our methodologies to consumer financial products and services beyond credit cards, such as automobile and small business lending.

Our common stock is listed on the New York Stock Exchange under the symbol COF. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000). The Corporation maintains a website at www.capitalone.com. Documents available on our website include (i) Codes of Business Conduct and Ethics for the Corporation and the National Bank, (ii) the Corporation’s Corporate Governance Principles; (iii) and charters for the Audit and Risk, Compensation, Finance and Trust Oversight, and Governance and Nominating Committees. These documents are also available in print to any shareholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material with the SEC.

Business Description

Capital One is one of the world’s largest financial services franchises. We are a diversified financial services corporation focused primarily on consumer lending and deposits. Our principal business segments are domestic credit card lending, automobile and other motor vehicle financing and global financial services. Beginning with the first quarter of 2006, we will be reporting a banking segment. For further discussion of our segments, see pages 46-50 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segment Summary” and pages 84-86 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3”.

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

Auto Finance Segment. Through COAF, we purchase retail installment contracts, secured by automobiles or other motor vehicles, through dealer networks throughout the United States. Additionally, we utilize direct marketing to offer automobile financing directly to consumers. Our direct marketed products include financing for the purchase of new and used vehicles, as well as refinancing of existing motor vehicle loans. As of December 31, 2005, we are the second largest non-captive auto lender in the United States. In January 2005, we acquired Onyx Acceptance Corporation, an auto finance company that provides financing to franchised and select independent dealerships throughout the United States. The Corporation also completed the acquisition of Key Bank’s non-prime auto loan portfolio in 2005. Similar to our credit card strategy, we customize product features, such as interest rate, loan amount, and loan terms, enabling us to lend to customers with a wide range of credit profiles.

Global Financial Services Segment. Our Global Financial Services (“GFS”) segment includes a variety of diverse products offered to consumers in the United States and internationally. Domestically, GFS includes small business lending, installment lending, and healthcare financing. In addition, in early 2005, the Corporation acquired a mortgage lending business, eSmartloan. We have, and may in the future achieve further diversification through acquisition, organic growth or both. GFS also includes our international businesses, where we are using methodologies and approaches we have learned in our U.S. credit card and other consumer lending businesses in new geographies. Internationally, we are currently operating primarily in the United Kingdom and Canada. The Corporation completed its acquisition of Hfs Group, a home equity broker in the United Kingdom, in January 2005.

Acquisition of Hibernia Corporation

On November 16, 2005, we completed our acquisition of Hibernia, a financial holding company that provides a wide array of financial products and services through its bank and non-bank subsidiaries. Under the merger agreement, Hibernia merged with and into the Corporation, and Capital One continued as the surviving corporation. We are focused on successfully integrating Hibernia into the Corporation, and beginning with the first quarter of 2006, we will begin reporting on a new Banking segment. The Banking segment will consist of Hibernia’s former businesses, excluding Hibernia’s indirect auto business and including Capital One’s existing branchless deposit business.

Geographic Diversity

Loan portfolio concentration within a specific geographic region may be regarded differently based upon the current and expected credit characteristics and performance of the portfolio. Our loan portfolio is geographically diverse. See page 114 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 23” of this form.

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

Board and Senior Management Oversight

A combination of the Board and senior management committees is used to oversee the management of risk. The Audit and Risk Committee of the Board of Directors oversees the Company’s accounting, financial reporting, internal controls and risk assessment and management processes. The Audit and Risk Committee also reviews periodic reporting on significant Company risks and mitigation activities and compliance with corporate risk policies. The Board Finance and Trust Oversight Committee oversees liquidity and market risk. The Executive Committee, a committee of senior management chaired by the Chief Executive Officer, provides guidance to senior executives regarding strategic risk and provides an integrated view of risk through reports by the Company’s other senior management committees:

•	Enterprise Risk Management Committee—provides advice and counsel to the Chief Enterprise Risk Officer and other executives on enterprise risk management governance, process, methodologies and reporting, with a primary focus on operational and compliance risk.

•	Enterprise Operating Committee—provides advice and guidance to senior executives on significant matters affecting the Company’s associates, infrastructure, reputation and operations. The Committee seeks to drive awareness of the Company’s reputational risks, mobilize management of such risks, ensure the alignment of the Company’s policies and resources with its strategic business priorities and encourage innovation and leadership.

•	Credit Policy Committee—provides advice and counsel to the Chief Credit Officer and other executives on credit policy decisions; approves certain credit policies; reviews data pertaining to the credit control environment, including Board approved risk tolerances; reviews regulatory, audit and credit review findings; assesses the adequacy of corrective actions; and provides direction on credit risk management.

•	Asset and Liability Management Committee—provides advice and counsel to the Chief Financial Officer and other executives on the acquisition and deployment of funds, the liquidity position of the Company and its subsidiaries capital management, off-balance sheet activities, and activities related to the management of interest rate risk, and investment activities.

Integrity, Ethical Values and Risk Management Culture

The Company maintains its risk management culture through various mechanisms designed to bring the consideration of risk into daily decision making. The Company has a corporate Code of Business Conduct and Ethics, available on the Corporate Governance page of its website at www.capitalone.com/about, under which each associate is obligated to behave with integrity in dealing with customers and business partners and to comply with applicable laws and regulations. The Company also has a compliance training program and an associate performance management process that emphasize achieving business results while ensuring integrity, legal compliance and sound business management. The Company’s risk management culture is also encouraged through frequent direction and communications from the Board of Directors, senior leadership, corporate and departmental risk management policies, risk management and compliance training programs and on-going risk assessment activities in the business.

Organizational Structure for Risk Identification, Monitoring and Reporting

The Company’s organizational structure supports consideration of risk in decision making. The Company monitors its key risks, mitigation plans and its risk management capability through a system of on-going measurement and reporting to business area management, the Chief Enterprise Risk Officer, senior management committees and the Board and its committees. The corporate ERM department designs and facilitates the implementation of methodologies to identify and assess risk, analyze and aggregate risk and mitigation reporting and to evaluate and enhance the risk management culture. Each business area uses these methodologies to identify key risk exposures which are assessed according to potential likelihood and impact, as well as, the quality of the related controls. If appropriate, risk response plans are developed for risks and the business tracks progress against the plans. For significant risks reported to the senior management committees and the Board, specific executives are designated as accountable for the management and monitoring of each such risk. Across the Company, individual business areas utilize Business Risk Offices staffed by associates from the business who oversee implementation of methodologies and tools for risk identification, assessment and reporting. The Company’s Corporate Audit Services department also assesses risk and the related quality of internal controls and risk management through its audit activities. Corporate Audit Services reports on the scope and results of its work to the Audit and Risk Committee of the Board of Directors.

Credit Risk Management

Successful management of credit risk, the risk that borrowers may default on their financial obligations to the Company, is critical to the Company’s success. There are four primary sources of credit risk: (1) changing economic conditions, which affect customers’ ability to pay; (2) changing competitive environment, which affects customer debt loads and borrowing patterns; (3) the Company’s underwriting strategies and standards, which determine to whom we offer credit and on what terms; and (4) the quality of the Company’s internal controls, which establish a process to test that underwriting conforms to Company standards and identify credit quality issues so the Company can act upon them a timely manner. The Company is focused on managing each of these sources of credit risk.

The Company’s Chief Credit Officer is charged with overall management of credit risk. The goal is to provide strong central oversight of credit policy and credit programs while maintaining the ability of operating units to respond flexibly to changing market and competitive conditions. The Company’s Chief Credit Officer manages a corporate Credit Risk Management staff and chairs the Credit Policy Committee, a committee of senior management. The Credit Policy Committee oversees and approves corporate credit policy and credit performance. Its members include the Chief Credit Officer, the Chief Enterprise Risk Officer, the Controller and the Presidents of the Company’s three operating segments. Beginning in the first quarter of 2006, a new banking segment will be disclosed and the President of that segment will be a member of the Credit Policy Committee. The Credit Policy Committee also has sub-committees which provide credit oversight at the divisional level. The Chief Credit Officer, his staff, or the appropriate credit committee reviews and approves all large scale new credit programs. Smaller credit decisions are approved by credit officers appointed by the credit committee(s) and supervised by the Credit Risk Management organization. It is expected that all credit programs will also be approved by the appropriate operating executives. These organizational structures are designed so that each of the Company’s business units applies standardized practices in measuring and managing credit risk, and that all relevant factors, such as credit outlook, profitability, and the competitive, economic, and regulatory environment, are considered in making credit decisions.

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

The Company’s guiding principles, strong central governance, and Board-directed credit risk tolerances are designed to keep senior executives well-informed of credit trends so they can make appropriate credit and business decisions for the Company. The Company enhances/preserves day-to-day market responsiveness and flexibility by empowering its business line managers to develop credit strategies and programs aligned with the Company’s credit risk policies and objective of long-term business profitability. The credit program development process considers the evolving needs of the target market, the competitive environment, and the economic outlook.

Most of the Company’s consumer credit strategies rely heavily on the use of sophisticated proprietary scoring models. These models consider many variables, including credit scores developed by nationally recognized scoring firms. The models are validated, monitored and maintained in accordance with detailed policies and procedures to help maintain their continued validity. The Company’s Chief Scoring Officer, a member of the Chief Credit Officer’s staff, oversees the development, implementation and maintenance of key statistical models.

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

Market Risk Management

Market risk refers to exposures generated from changes in interest rates and foreign currency exchange rates. The management of market risk is overseen by the Chief Financial Officer with the advice and guidance from the Asset and Liability Management Committee. The Company currently manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, managing the maturity and repricing characteristics of assets and liabilities and by entering into interest rate swaps. The Company currently manages and mitigates its exposure to foreign currency exchange risk by entering into forward foreign currency exchange contracts and cross currency swaps. The hedging of foreign currency exchange rates is limited to certain intercompany obligations related to international operations. See page 56 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” for additional information.

Operational Risk Management

Operational risk is the risk of direct or indirect loss resulting from inadequate or failed processes, systems, people, or exposure to external events. The management of operational risk is overseen by the Chief Enterprise Risk Officer with the advice and guidance of the ERM Committee.

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

The key governance forum for operational risk is the ERM Committee, described above. The Committee reviews significant operational risks from business unit self assessments, progress against mitigation plans and analyses of the Company’s operational loss event experience. In addition, key risk management initiatives and programs are reviewed by the Committee. Operational risk information is also reported to the Executive Committee and the Audit and Risk Committee of the Board of Directors. Corporate Audit Services also assesses operational risk and the related quality of internal controls and quality of risk management through its audit activities.

The key tools used in operational risk management are a risk self assessment process, an operational loss event process and economic capital quantification. Key risk exposures are identified by each business area and evaluated according to potential impact and likelihood, as well as the quality of the related controls. If appropriate, risk response plans are developed for certain identified risks and progress is tracked against the plans. Business units are required to conduct self assessments at least annually. Internal loss histories, self assessment results, and data from industry sources are combined with senior management’s assessments of future loss rates in a structured scenario approach to quantify economic capital for operational risk. The capital methodology is intended to ensure capital adequacy to withstand extreme events, and to create incentives for business areas to improve their control environments.

There are many specialized activities designed to mitigate key operational risks facing the Company. These include a dedicated fraud management department, programs for third party supplier risk management, information security and business continuity planning, data risk management, and development and maintenance of required policies and procedures. The Company incorporates the output of these functions with its analysis and reporting to senior management to achieve a broad assessment of operational risk levels and trends.

Legal Risk Management

Legal risk represents the risk of loss related to (i) new and changed laws and regulations, (ii) interpretations of law, (iii) the Company’s legal entity structure and (iv) the drafting of contracts. The management of legal risk, domestically and internationally, is overseen by the Company’s General Counsel. The Company operates in a heavily regulated industry, has an evolving corporate structure and relies significantly on certain contractual relationships, all of which contribute to the level of risk the Company faces. The Company also faces risk of loss from litigation, which is primarily managed by the Company’s legal department.

Strategic Risk Management

Strategic risk is the risk to earnings or capital from operating the Company in a competitive environment. The Executive Committee, described above, is the principal management forum for discussion of strategic risk. The Company assesses strategic risk in its annual planning process, which includes both a top-down process set by the Board of Directors and a bottom-up process led by business lines. The Company also performs monthly financial reviews to compare business performance and risk assessments to plan. Consideration of strategic risk is also a vital component of due diligence when evaluating acquisitions or new products, ventures or markets.

Reputation Risk Management

Reputation risk represents the risk to: (i) market value; (ii) recruitment and retention of associates; and (iii) maintenance of a loyal customer base based on possible negative perceptions of Capital One’s internal and external stakeholders regarding Capital One’s business strategies and activities. The management of reputation risk is overseen by the Executive Vice President of Corporate Reputation and Governance with the advice and guidance of the Reputation Risk Management Team housed in the Corporate Affairs Department. The Company uses qualitative criteria to assess reputation risk. Various measures, both internal and external, are considered to gauge changes to the Company’s reputation and overall reputation risk and include brand market research, customer studies, internal operational loss event data and external measures.

Compliance Risk Management

Compliance risk is the risk of non-conformance to laws, rules and regulations. The management of compliance risk is overseen by the Chief Compliance Officer with the advice and guidance of the ERM Committee. The corporate compliance organization, a part of the ERM department, provides the business areas with consulting, training and assistance in the implementation of business processes to ensure compliance with applicable laws and regulations. The business areas assess compliance risk through the Company’s enterprise risk self assessment process and conduct monitoring and remediation activities for which the compliance organization establishes standards.

Technology / Systems

We leverage information technology to achieve our business objectives and to develop and deliver products and services that satisfy our customers’ needs. A key part of our strategic focus is the development of efficient, flexible computer and operational systems to support complex marketing and account management strategies and the development of new and diversified products. Our commitment to managing risk and ensuring effective controls is built into all of our strategies. We believe that the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or obtain systems, processes and competencies to meet our unique business requirements. As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. Over time, we have increasingly relied on third party outsourcers to help us deliver systems and operational infrastructure. Consistent with this approach, in August 2005 Capital One and Total System Services Inc. (“TSYS ”) finalized a five year definitive agreement for TSYS to provide processing services for Capital One’s North American portfolio of consumer and small business credit card accounts. The Company believes that its transfer to this new technology platform will allow it to achieve cost savings and product and service flexibility while reducing operational risk.

Funding and Liquidity

A discussion of our funding programs and liquidity has been included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding” on pages 51-56.

Competition

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

As a marketer of credit card and other financial products, we face intense competition in all aspects of our business from numerous bank and non-bank providers of financial services. Some of these companies are substantially larger and have more resources than we do. In addition, our industry has experienced substantial consolidation and may continue to do so; this consolidation continues to create competitors who are larger and have more resources than we do. In addition, such consolidated and/or larger competitors may have a more diversified product and customer base, operational efficiencies and more versatile technology platforms than we do. Consolidation has, and may continue, to increase competitive pressures on both us and other companies in our industry.

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

In motor vehicle finance, we face competition from banks and non-bank lenders who provide financing for dealer-originated loans. We also face competition from a small, but growing number of online automobile finance providers.

The National Bank competes with national and state banks for deposits, loans and trust accounts and with savings and loan associations and credit unions for loans and deposits. The National Bank also competes with other financial services providers, both inside and outside Louisiana and Texas, for loans, deposits, investments, insurance and other services and products. Additionally, we compete against other lending institutions in our healthcare financing and mortgage lending businesses.

We believe that we are able to compete effectively in both our current and new markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate yield on our loans will not be impacted by the nature of the competition that now exists or may later develop. In addition, some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, operational efficiencies, broad-based local distribution capabilities, lower cost funding and more versatile technology platforms. These competitors may also consolidate with other financial institutions in ways that enhance these advantages.

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

Employees

As of December 31, 2005, we employed approximately 21,000 employees whom we refer to as “associates.” A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates is covered under a collective bargaining agreement.

Supervision and Regulation

General

The Corporation is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842). The Corporation is subject to the requirements of the BHC Act, including its capital adequacy standards and limitations on the Corporation’s nonbanking activities, and to supervision, examination and regulation by the Federal Reserve Board (the “Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under Federal Reserve policy, the Corporation is expected to act as a source of financial and managerial strength to any banks that it controls, including the Bank, the National Bank and the Savings Bank (the “Banks”), and to commit resources to support them.

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

The Corporation’s election to become a financial holding company under the GLBA certifies that the depository institutions the Corporation controls meet certain criteria, including capital, management and Community Reinvestment Act requirements. If the Corporation were to fail to continue to meet the criteria for financial holding company status, it could, depending on which requirements it failed to meet, face restrictions on new financial activities or acquisitions and/or be required to discontinue existing activities that are not generally permissible for bank holding companies.

The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. In addition to regulatory requirements imposed as a result of the Bank’s international operations (discussed below), the Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”), the Federal Reserve, the Federal Reserve Bank of Richmond (“FRB-R”) and the FDIC.

The National Bank is a nationally chartered bank, the deposits of which are insured by the Bank Insurance Fund of the FDIC up to applicable limits. The National Bank is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.

The Savings Bank is a federal savings bank chartered by the Office of Thrift Supervision (the “OTS”) and is a member of the Federal Home Loan Bank System. Its deposits are insured by the Savings Association Insurance Fund of the FDIC up to applicable limits. The Savings Bank is subject to comprehensive regulation and periodic examination by the OTS and the FDIC.

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

Dividends and Transfers of Funds

Dividends to the Corporation from its direct and indirect subsidiaries represent a major source of funds for the Corporation to pay dividends on its stock, make payments on its debt securities and meet its other obligations. There are various federal and state law limitations on the extent to which the Banks can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W there under governing transactions between an insured depository institution and its affiliates, and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as the Banks, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. Under OTS regulations, other limitations apply to the Savings Bank’s ability to pay dividends, the magnitude of which depends upon the extent to which the Savings Bank meets its regulatory capital requirements. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by the Bank if the Bureau of Financial Institutions determines that such a limitation would be in the public interest and necessary for the Bank’s safety and soundness.

Capital Adequacy

The Company, the Bank, the Savings Bank, and the National Bank (“the Banks”) are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see page 58 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy” and pages 105-106 in Item 8 “Financial Statements and Supplementary Data—Note 18—Regulatory Matters”. The Banks were well capitalized under these guidelines as of December 31, 2005.

Basel Committee

On May 11, 2004, the Basel Committee on Banking Supervision (the “Committee”) announced that it has achieved consensus on the new Basel Capital Accord (“Basel II”), which proposes establishment of a new framework of capital adequacy for banking organizations; the Committee published the text of the framework on July 26, 2004. Despite the release of the Basel II framework, it is not clear at this time whether and in what manner the new accord will be adopted by bank regulators with respect to banking organizations that they supervise and regulate. In April 2005, federal banking regulators in the United States announced a delay in their release of proposed rulemaking in this regard. Proposed rulemaking in the United States is now expected in mid-2006, and final rules are expected to become effective prior to January 1, 2008, when banks to which the rules will apply must begin parallel running of the new capital regulations and the existing capital regulations. As the rules are currently proposed, compliance with the rules by the Company would not be mandatory. This timeline continues to be subject to change.

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

The federal banking regulators in the United States have also released an Advanced Notice of Proposed Rulemaking that seeks comments on potential amendments to the existing regulatory capital regulations in the United States (“Basel 1A”). This rulemaking is expected to proceed along a timeline similar to the timeline for the rulemaking that will implement Basel II in the US. The Company will continue to closely monitor regulatory action on this matter and assess the potential impact to the Company.

FDICIA

Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” (“PCA”) with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2005, each of the Banks met the requirements for a “well-capitalized” institution. The “well-capitalized” classification is determined solely for the purposes of applying FDICIA’s PCA provisions, as discussed below, and should not be viewed as describing the condition or future prospects of a depository institution, including the Banks. Were any of the Banks to lose their status as “well-capitalized” they could be required to increase capital or lose access to deposits.

The Banks may accept brokered deposits as part of their funding. Under FDICIA, only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. Adequately-capitalized institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution’s normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the institution’s normal market area.

Liability for Commonly-Controlled Institutions

Under the “cross-guarantee” provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), insured depository institutions such as the Banks may be liable to the FDIC with respect to any loss incurred or reasonably anticipated to be incurred, by the FDIC in connection with the default of, or FDIC assistance to, any commonly controlled insured depository institution. The Banks are commonly controlled within the meaning of the FIRREA cross-guarantee provision.

Investment Limitation and Qualified Thrift Lender Test

Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank’s assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain “qualified thrift investments” (residential mortgages and related investments, including certain mortgage backed and mortgage related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every twelve months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities, including the activity restrictions that apply generally to bank holding companies and their affiliates and potential loss of grandfathered rights under the GLB Act. As of December 31, 2005, 76% of the Savings Bank’s portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

Subprime Lending Guidelines

On January 31, 2001, the federal banking agencies issued “Expanded Guidance for Subprime Lending Programs” (the “Guidelines”). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in “subprime” lending. The Guidelines adopted a broad definition of “subprime” loans which likely covers more than one-third of all consumers in the United States. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, we believe that a portion of our loan assets are viewed by the examiners as “subprime.” Thus, under the Guidelines, bank examiners could require the Bank or the Savings Bank to hold additional capital (from one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, as of December 31, 2005 the Bank and the Savings Bank each met the requirements for a “well-capitalized” institution. Federal examiners, however, have wide discretion as to how to apply the Guidelines and there can be no assurances that the Bank or the Savings Bank may not be required to hold additional regulatory capital against such assets.

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

Regulation of Lending Activities

The activities of the Banks as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (the “FCRA”), the Community Reinvestment Act and the Soldiers’ and Sailors’ Civil Relief Act, as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order the Banks to compensate injured borrowers. Borrowers may also have a private right of action to bring actions for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Banks to collect outstanding balances owed by borrowers. These laws plus state sales finance laws also affect the ability of our automobile financing business to collect outstanding balances.

Privacy and Fair Credit Reporting

The GLB Act requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. The Corporation and the Banks each have a written privacy notice which is posted on the web site of the Corporation or Hibernia, as applicable, and delivered to each of its customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. In accordance with the privacy notice, the Corporation and the Banks protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others. The Corporation and the Banks require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLB Act. The Corporation and the Banks have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act. In addition to adopting federal requirements regarding privacy, the GLB Act also permits individual states to enact stricter laws relating to the use of customer information. California, Vermont and North Dakota, among others, have done so by statute, regulation or referendum, and other states may consider proposals which impose additional requirements or restrictions on the Corporation and/or the Bank. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Corporation and/or the Banks may need to amend their privacy policies and adapt their internal procedures.

Like other lending institutions, the Banks utilize credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which was enacted by Congress and signed into law in December 2003, extends the federal preemption of the FCRA permanently, although the law authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act. If financial institutions and credit bureaus fail to alleviate the costs and consumer frustration associated with the growing crime of identity theft, financial institutions could face increased legislative/regulatory and litigation risks. In addition, federal regulators are still in the process of promulgating regulations under the FACT Act; there can be no assurance that such regulations, when enacted, will not have an adverse impact on the Company.

Investment in the Corporation and the Banks

Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of capital stock of the Corporation in excess of the amount which can be acquired without regulatory approval. Each of the Banks is an “insured depository institution” within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Corporation without, in most cases, prior written approval of the Federal Reserve, the OCC or the OTS, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of voting stock of the Corporation. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations. Additionallly, the Bank is a “bank” within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the “Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Bureau of Financial Institutions.

Non-Bank Activities

The Corporation’s non-bank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Insurance agency subsidiaries are regulated by state insurance regulatory agencies in the states in which they operate. Hibernia Asset Management, L.L.C. and Hibernia Investments, L.L.C. are registered investment advisers regulated under the Investment Advisers Act of 1940. Hibernia Asset Management provides investment advice to investment companies subject to regulation under the Investment Company Act of 1940.

Hibernia Investments and Hibernia Southcoast Capital, Inc. are registered broker-dealers regulated by the Securities and Exchange Commission (the “SEC”), the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions through the Deputy Commissioner of Securities. The Company’s broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.

USA PATRIOT Act of 2001

On October 26, 2001, the President signed into law the USA PATRIOT Act of 2001 (the “Patriot Act”). The Patriot Act contains sweeping anti-money laundering and financial transparency laws as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; standards for verifying customer identification at account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Department of Treasury in consultation with the Federal Reserve and other federal financial institution regulators has promulgated rules and regulations implementing the Patriot Act which: prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; require financial institutions to maintain certain records for correspondent accounts of foreign banks; require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; require due diligence with respect to private banking and correspondent banking accounts; facilitate information sharing between government and financial institutions; require verification of customer identification; and require financial institutions to have in place an anti-money laundering program.

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

Legislation

Legislation has been enacted requiring additional disclosures for credit cards and other types of consumer lending. Such legislation places additional restrictions on the practices of credit card issuers and consumer lenders generally. In addition to the FCRA and FACT Act provisions discussed above, Congress has enacted broad changes to the federal Bankruptcy code, including a sweeping reform of the consumer bankruptcy provisions which, while instituting a means test for individuals filing under chapter 13 and enacting other reforms, also requires credit card issuers to provide regular disclosures to customers of the financial effect of regularly making only the minimum required payment on their accounts. Additionally, deposit insurance reform legislation has just been enacted and must now be implemented by the FDIC. Also, proposals have been made to restrict certain consumer lending practices and expand the privacy protections afforded to customers of financial institutions. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on the Bank, the Savings Bank, the National Bank, COAF or the Corporation would be. Congress or individual states may in the future consider other legislation that would materially and/or adversely affect the banking or consumer lending industries.

Sarbanes-Oxley Act Compliance

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies that are required to file periodic reports with the Securities and Exchange Commission (“SEC”) and contains a number of significant changes relating to the responsibilities of directors and officers and reporting and governance obligations of SEC reporting companies. In addition, the Sarbanes-Oxley Act also created the Public Company Accounting Oversight Board (the “PCAOB”), a private sector, non-profit corporation whose mission is to oversee the auditors of public companies. The PCAOB recommends rulemaking to the SEC and sets certain standards for the auditors which it oversees. Since the passage of the Sarbanes-Oxley Act, the Company has taken a variety of steps which it believes place it in substantial compliance with the effective provisions of the Sarbanes-Oxley Act. The Company continues to monitor SEC rulemaking and PCAOB activities to determine if additional changes are needed to comply with provisions that may become effective in the future. Furthermore, the Company’s management has supervised the design of, or has designed, internal controls and procedures to provide reasonable assurances regarding the reliability of its financial reporting and disclosure controls and procedures to ensure that material information regarding the Company is made known to them, particularly during the period in which this Annual Report on Form 10-K is being prepared and has evaluated the effectiveness of those controls as more fully set forth in “Controls and Procedures” below. The Company has, in compliance with Section 404 of the Sarbanes-Oxley Act, certified, in connection with this Annual Report on Form 10-K, that it did not discover, during the execution of its internal control processes, any material weaknesses. Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of Hibernia Corporation and its subsidiaries, which were acquired on November 16, 2005. In addition, the Company’s management policy is to disclose to the Company’s auditors and the Audit and Risk Committee of the Board of Directors significant deficiencies, if any, in the design or operation of its internal control over financial reporting, which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, as well as any fraud, whether or not material, by those that have a significant role in these processes.

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

As in the U.S., in non-U.S. jurisdictions where we operate, we face a risk that the laws and regulations that are applicable to us (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact our business. In the United Kingdom, in connection with the December 2003 Government report, “Fair, Clear and Competitive: The Consumer Credit Market in the 21st Century”, the introduction of the Consumer

Credit (Amendment) Bill in Parliament was confirmed on November 23, 2004. The Bill is likely to come into force in April 2006 and is expected to cover the following areas: the creation of an “unfair relationship” test for credit agreements, the creation of alternative dispute resolution options for credit agreements, a requirement on lenders to provide annual statements to borrowers outlining the full amount owed and warnings about making only minimum repayments, and a stricter licensing regime that would give the OFT new powers to fine lenders for their behavior. At this time, we cannot predict the extent to which the provisions of the draft bill will remain in the final statute, or, if implemented, how such changes would impact us. In addition, there is a current examination by the OFT of whether the levels of interchange paid by retailers in respect of MasterCard credit and charge cards in the U.K. are too high. The OFT has also launched a similar investigation into Visa interchange fees. The preliminary conclusion of the MasterCard examination is that the levels of interchange are too high which could, if not changed or if agreement is reached on a lower level of interchange, adversely affect the yield on U.K. credit card portfolios, including ours, and could therefore adversely impact our earnings. Other U.K. legal developments include communications with the OFT as to its interpretation of consumer credit law which could lead to changes in the lending agreements from time to time. The OFT is carrying out an industry wide investigation into alleged unfair contract terms in lending agreements and questioning how credit card companies calculate default charges, such as late, overlimit and returned check fees, in the U.K. The OFT asserts that the Unfair Terms in Consumer Contracts Regulations 1999 render unenforceable consumer lending agreement terms relating to default charges to the extent that the charge is disproportionately high in relation to the actual cost of the default to the companies. The OFT may seek an agreement with the companies to change their practices or, if this is not possible, may obtain a court injunction to prevent the continued use of the alleged unfair term. In July 2005, the Company received a letter from the OFT indicating the OFT had reached a provisional conclusion that the levels of default charges the credit card companies impose are excessive. The OFT also issued a press release the following day indicating that it had written to eight major credit card companies to consult on its provisional conclusion. The OFT had at that time, given the credit card companies three months in which to provide suitable undertakings or otherwise to address the concerns it has raised. Discussions between the OFT and the Company continue to be ongoing and the OFT has now indicated it may instead issue a statement of principles; it is unclear at this time in what the principles might state or in what way the principles might impact the Company. In the event the OFT’s view prevails, the Company’s default charges in the U.K. could be significantly reduced. In addition, should the OFT prevail in its challenge, the Company may also be subject to claims from customers seeking reimbursement of default charges. The Company is assessing the OFT challenge and cannot state what its eventual outcome will be. Any potential impact could vary based on business strategies or other actions the Company takes to attempt to limit the impact.

Statistical Information

The statistical information required by Item 1 can be found in Item 6 “Selected Financial Data”, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, “Financial Statements and Supplementary Data”, as follows:

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	pages 62–63

II.	Investment Portfolio	page 87

III.	Loan Portfolio	pages 60; 62–70; 79; 90-91

IV.	Summary of Loan Loss Experience	pages 67-70; 89

V.	Deposits	pages 53–54; 93; 96

VI.	Return on Equity and Assets	page 30

VII.	Other Borrowings	pages 51–54; 93–96

Item 1A.	Risk Factors.

This Annual Report on Form 10-K contains forward-looking statements. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in statements made by our officers, directors or employees to third parties. Statements that are not about historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information relating to our future earnings per share, growth in managed loans outstanding, product mix, segment growth, managed revenue margin, funding costs, operations costs, employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as “expect,” “anticipate,” “hope,” “intend,” “plan,” “believe,” “estimate,” “target” or similar expressions. We have based these forward-looking statements on our current plans, estimates and projections, and you should not unduly rely on them.

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

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards, automobile loans, retail banking services and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards. Our credit card business also competes with providers of other types of financial services and consumer loans such as home equity lines and other mortgage related products that offer consumer debt consolidation. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. Other companies may compete with us for customers by offering lower initial interest rates and fees, higher credit limits and/or customer services or product features that are or may appear to be more attractive than those we offer. Because customers often choose credit card issuers (or other sources of financing) based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. In addition, intense competition may lead to product and pricing practices that may adversely impact long-term customer loyalty; we may choose to not engage in such practices, which may adversely impact our ability to compete, particularly in the short term. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Competition may also have an impact on customer attrition as our customers accept offers from other credit card lenders and/or providers of other consumer lending products, such as home equity financing.

Our other consumer lending businesses, including auto lending, small business lending, home loan lending, installment lending, our commercial lending businesses, and our businesses in international markets also compete on a similar variety of factors, including price, product features and customer service. These businesses may also experience a decline in marketing efficiency and/or an increase in customer attrition. Additionally, the National

Bank competes with national and state banks for deposits, loans, and trust accounts, and also competes with other financial services companies in offering various types of financial services.

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

In such a competitive environment, we may lose entire accounts, or may lose account balances, to competing financial institutions, or find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. Similarly, customer attrition from our deposit products, in addition to an increase of rates an/or services that we may undertake to retain those deposits, may increase our expenses and therefore reduce our earnings. We expect that competition will continue to grow more intense with respect to most of our products, including our diversified products and the products we offer internationally.

We May Experience Increased Delinquencies and Credit Losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (higher delinquencies or bankruptcy rates; lower collateral values) may require us to increase our allowance for loan losses and may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In addition, higher losses may adversely affect the performance of our securitizations, may increase our cost of funds, and may limit our access to financial markets. In particular, we face the following risks in this area:

•	Missed Payments. We face the risk that customers will miss payments. Loan charge-offs are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. In some instances, customers declare bankruptcy without first missing payments. We usually charge-off at least a portion of a customer’s outstanding loan balance in the case of bankruptcy. Our bankruptcy experience is correlated with national bankruptcy filing trends.

•	Collateral. We face the risk that collateral, when we have it, will be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Our automobile loans are subject to collateral risk through declining used car prices. Our commercial and real-estate exposures are also subject to collateral risk, especially those that were affected by Hurricane Katrina.

•	Estimates of future losses. We face the risk that we may underestimate our future losses and fail to hold a loan loss allowance sufficient to account for these losses. We update our forecast of future losses and analyze certain scenarios each quarter. We incorporate these estimates into our financial plans, strategies, loan loss allowance, and forward looking statements. These estimates are based on observed trends in delinquency, charge-offs, bankruptcies, and collateral recoveries; on our marketing strategies and underwriting models; and on our views about future economic, interest rate, and competitive conditions. Incorrect assumptions could lead to material underestimates of future losses.

•

Underwriting. We face the risk that our ability to assess the credit worthiness of our customers may diminish. We market our products to a wide range of customers including those with less experience with credit products and those with a history of missed payments. We select our customers, manage their accounts and establish prices and credit limits using proprietary models and other techniques designed to predict future charge-offs. Our goal is to set prices and credit limits such that we are appropriately compensated for the credit risk we accept for both high and low risk customers. If the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs (due, for example, to changes in the competitive environment or in the economy), our credit losses and returns may deteriorate.

•	Business mix. We face the risk that our business mix will change in ways that could adversely affect credit losses. We participate in a mix of businesses with a broad range of credit loss characteristics. Consequently, changes in segment mix may change our charge-off rate. In addition, significant changes in our organic growth rate may change our charge-off rate since young accounts tend to have lower charge-offs than older accounts (i.e. slower organic growth may drive a higher charge-off rate).

•	Charge-off recognition. We face the risk that the rules governing charge-off recognition could change. We record charge-offs according to accounting practices consistent with accounting and regulatory guidelines and rules. These guidelines and rules, including among other things, the FFIEC Account Management Guidance, could change and cause our charge-offs to increase for reasons unrelated to the underlying performance of our portfolio.

•	Industry practices. We face the risk that our charge-off and delinquency rates may be impacted by industry developments. For example, actions by our competitors to change minimum payment practices in response to advice from the regulators regarding the application of FFIEC Account Management Guidance may adversely impact industry charge-off and delinquency rates and, in turn, our rates.

We Face Risk From Economic Downturns

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. In the United States, we face the risk that the effects of higher energy costs, higher interest rates, pressure on housing prices and hurricane damages may weaken the economy’s labor markets. Accordingly, an economic downturn in the United States (either local or national), can hurt our financial performance as accountholders default on their loans or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity. Furthermore, because our business model is to lend across the credit spectrum, we make loans to lower credit quality customers. These customers generally have higher rates of charge-offs and delinquencies than do higher credit quality customers. Additionally, we face the risk that the recession and downturn in consumer credit in the United Kingdom may continue to worsen, which, could also hurt our financial performance.

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy has multiple components. First, we seek to continue to grow our established businesses, such as our domestic credit card and automobile finance businesses. Second, we hope to continue to diversify our business, both geographically and in product mix. We seek to do this by growing our lending businesses, including credit cards, internationally, principally in the United Kingdom and Canada, and by identifying, pursuing and expanding new business opportunities, such as branch banking and other consumer loan products. Our acquisition of Hibernia enabled us to expand into the branch banking business, which we believe can be a growth business for the Company, and is a key component of our ongoing diversification strategy. Our ability to continue to grow is driven by the success of our fundamental business plan, the level of our investments in new businesses or regions and our ability to apply our risk management skills to new businesses. This risk has many components, including:

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

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, technology functionality, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Diversification Risk. An important element of our strategy is our effort to continue diversifying beyond our U.S. credit card business. Our ability to successfully diversify is impacted by a number of factors, including: identifying appropriate acquisition targets, entering into successful negotiations with such targets and executing on acquisition transactions, successfully integrating acquired businesses, including Hibernia, developing and executing strategies to grow our existing consumer financial services businesses, and our financial ability to undertake these diversification activities. In addition, part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including limited access to information, differences in cultural attitudes toward borrowing, changing regulatory and legislative environments, political developments, possible economic downturns in other countries exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

We May Fail To Realize All of the Anticipated Benefits of our Merger with Hibernia Corporation.

The success of the merger will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Capital One and Hibernia. However, to realize these anticipated benefits, we must successfully combine the businesses of Capital One and Hibernia. If we are not able to achieve these objectives, the anticipated benefits of the merger, such as cost savings and other synergies, may not be realized fully or at all or may take longer to realize than expected.

Prior to the completion of the merger, Capital One and Hibernia operated independently. It is possible that the ongoing integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the Company during such transition period.

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

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. As we increase the amount of our infrastructure that we outsource to third parties, we increase our exposure to this risk. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses. We are currently undertaking a project with Total System Services, Inc. (“TSYS”) to transfer to a new technological platform that will result in TSYS providing processing services for Capital One’s North American portfolio of consumer and small business credit card accounts. Our ability to successfully transition to this new platform as well as TSYS’s ongoing ability to provide services to us, could impact our performance in the future.

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

As part of our capital markets financing, we actively securitize our consumer loans. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for additional funding. This early amortization could, among other things, have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. See pages 54-56 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management” contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Finally, Hibernia has experienced a significant increase in deposits since the Gulf Coast hurricanes, most likely as a result of customers receiving federal funds and insurance payments relating to the hurricanes. Currently, it is unclear what customers will do with these deposits on a long-term scale. It is possible that as rebuilding and reinvesting in the Gulf Coast area begins, the amount of these incremental deposits with Hibernia could decrease significantly.

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank, Hibernia and the Corporation as investment grade. The following chart shows ratings for Capital One Financial Corporation, Capital One Bank and Hibernia National Bank as of December 31, 2005. As of that date, the ratings outlooks were as follows:

	Standard & Poor’s	Moody’s	Fitch
Capital One Financial Corporation	BBB-	Baa1	BBB
Capital One Financial Corporation—Outlook	Positive	Stable	Positive
Capital One Bank	BBB	A3	BBB
Capital One Bank—Outlook	Positive	Stable	Positive
Hibernia National Bank	BBB	A3	BBB
Hibernia National Bank—Outlook	Positive	Stable	Positive

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

We Face Market Risk of Interest Rate and Exchange Rate Fluctuations

Like other financial institutions, we borrow money from institutions and depositors, which we then lend to customers. We earn interest on the consumer loans we make, and pay interest on the deposits and borrowings we use to fund those loans. Changes in these two interest rates affect the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest income, and therefore our earnings, would fall. Our earnings could also be hurt if the rates on our consumer loans fall more quickly than those on our borrowings. We also seek to minimize market risk to a level that is immaterial to our net income. The financial instruments and techniques we use to manage the risk of interest rate and exchange rate fluctuations, such as asset/liability matching and interest rate and exchange rate swaps and hedges and some forward exchange contracts, may not always work successfully or may not be available at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, our earnings could be subject to volatility and decreases as interest rates and exchange rates change.

Changes in interest rates also affect the balances our customers carry on their credit cards and affect the rate of pre-payment for installment loan products. When interest rates fall, there may be more low-rate product alternatives available to our customers. Consequently, their credit card balances may fall and pre-payment rates for installment loan products may rise. We can mitigate this risk by reducing the interest rates we charge or by refinancing installment loan products. However, these changes can reduce the overall yield on our portfolio if we do not adequately provide for them in our interest rate hedging strategies. When interest rates rise, there are fewer low-rate alternatives available to customers. Consequently, credit card balances may rise (or fall more slowly) and pre-payment rates on installment lending products may fall. In this circumstance, we may have to raise additional funds at higher interest rates. In our credit card business, we could, subject to legal and competitive constraints, mitigate this risk by increasing the interest rates we charge, although such changes may increase opportunities for our competitors to offer attractive products to our customers and consequently increase customer attrition from our portfolio. We could also mitigate this risk through hedging strategies, if available, if we are unable to do so, we could suffer adverse impacts on overall portfolio yield. Rising interest rates across the industry may also lead to higher delinquencies as customers face increasing interest payments both on our products and on other loans they may hold. See pages 56-57 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

We operate in a heavily regulated industry and are therefore subject to a wide array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, efforts to comply with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” above. Federal and state laws and regulations, as well as laws and regulations to which we are subject in foreign jurisdictions in which we conduct business, significantly limit the types of activities in which we may engage. For example, federal and state consumer protection laws and regulations, and laws and regulations of foreign jurisdictions where we conduct business, limit the manner in which we may offer and extend credit. From time to time, the U.S. Congress, the states and foreign governments consider changing these laws and may enact new laws or amend existing laws and regulatory authorities may issue new regulations. Such new laws or regulations could limit the amount of interest or fees we can charge, restrict our ability to collect on account balances, or materially affect us or the banking or credit card industries in some other manner. Additional federal, state and foreign consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict our ability to share or receive customer information.

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. For example, the Federal Trade Commission has issued, and will continue to issue, a variety of regulations under the FACT Act of 2003, the Federal Reserve has announced proposed rule-making, and has issued some final rules, and in the UK the Office of Fair Trading is conducting an industry investigation on the calculation of default charges, all of which may impact us. Additionally, the new bankruptcy reform legislation will put additional requirements on the Company regarding disclosures on the effects on consumers of making only minimum payments on their accounts. We cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the banking or other regulators will be applied to the Bank, the National Bank or the Savings Bank, in what manner such regulations might be applied, or the resulting effect on us, the Bank, the National Bank or the Savings Bank. There can be no assurance that this kind of regulatory action will not have a negative impact on us and/or our financial results.

The Credit Card Industry Faces Increased Litigation Risks Relating to Industry Structure

We face possible risks from the outcomes of certain credit card industry litigation. In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case. In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against the associations and several member banks alleging that the associations and member banks jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express and Discover cards. The complaint requests civil monetary damages, which could be trebled. The Corporation, the Bank, and the Savings Bank are named defendants in this lawsuit.

Separately, a number of entities, each purporting to represent a class of retail merchants, have also filed antitrust lawsuits (the “Interchange lawsuits”) against the associations and several member banks, including the Corporation and its subsidiaries, alleging among other things, that the associations and member banks conspired to fix the level of interchange fees. The complaints request civil monetary damages, which could be trebled. In October 2005, the Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York.

We believe that we have meritorious defenses with respect to these cases and intend to defend these cases vigorously. At the present time, management is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the consolidated financial position of the Corporation or the Corporation’s results of operations in any future reporting period.

In addition, several merchants filed class action antitrust lawsuits, which were subsequently consolidated, against the associations relating to certain debit card products. In April 2003, the associations agreed to settle the lawsuit in exchange for payments to plaintiffs and for changes in policies and interchange rates for debit cards. Certain merchant plaintiffs have opted out of the settlements and have commenced separate lawsuits. Additionally, consumer class action lawsuits with claims mirroring the merchants’ allegations have been filed in several courts. Finally, the associations, as well as certain member banks, continue to face additional lawsuits regarding policies, practices, products and fees.

With the exception of the Interchange lawsuits and the Amex lawsuit, the Corporation and its subsidiaries are not parties to the lawsuits against the associations described above and therefore will not be directly liable for any amount related to any possible or known settlements of such lawsuits. However, the Corporation’s subsidiary banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues, including changes in interchange payments. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including the Corporation’s subsidiary banks, may be brought into the lawsuits or future lawsuits. The associations are also subject to additional litigation, including suits regarding foreign exchange fees. As a result of such litigation, the associations are expected to continue to evolve as corporate entities, including by changing their governance structures, as previously announced by the associations.

Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the associations’ member banks, including the banks and the Corporation, and (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange and association fees, we cannot determine at this time the long-term effects of these suits on us.

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

We Face Risks Related to the Impact of the Gulf Coast Hurricanes That May Be Substantial and Cannot Be Predicted

Hibernia is headquartered in New Orleans, Louisiana, and maintains branches in the areas of Louisiana and Texas that sustained significant damage from the Gulf Coast hurricanes. Hibernia’s operations in other parts of Louisiana and Texas have not been impacted, either significantly or at all, by the hurricanes.

As a result of the hurricanes, Hibernia is experiencing increased costs, including the costs of rebuilding or repairing branches and other properties as well as repairing or replacing equipment, some of which are not covered by insurance. Hibernia has also announced substantial employee and recovery related costs.

The Gulf Coast hurricanes have also affected Hibernia’s consumer, mortgage, auto, commercial and small business loan portfolios by damaging properties pledged as collateral and by impairing certain borrowers’ ability to repay their loans. In addition, Hibernia may experience losses from certain customer assistance policies, such as fee waivers, adopted in the wake of the hurricanes. The hurricanes may continue to affect Hibernia’s loan originations and loan portfolio quality into the future and could also adversely impact Hibernia’s deposit base. More generally, the combined company’s ability to compete effectively in the branch banking business in the future, especially with financial institutions whose operations were not concentrated in the affected area or which may have greater resources than the combined company, will depend primarily on Hibernia’s ability to continue normal business operations and experience growth despite the impact of the hurricanes. The severity and duration of these effects will depend on a variety of factors that are beyond Hibernia’s control, including the amount and timing of government, private and philanthropic investment (including deposits) in the region, the pace of rebuilding and economic recovery in the region generally, the extent to which the hurricanes’ property damage is covered by insurance, and the pace at which Hibernia restores its business operations in the various markets in which it operates.

None of the effects described above can be accurately predicted or quantified. As a result, significant uncertainty remains regarding the impact the hurricanes will have on the business, financial condition and results of operations of the combined company and the ability of the combined company to realize the anticipated benefits from the merger. Further, the area in which Hibernia operates may experience hurricanes and other storms in the future, and some of those hurricanes and storms may have effects similar to those caused by the Gulf Coast hurricanes.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease our 570,000 square foot headquarters building on 31 acres of land at 1680 Capital One Drive, McLean, Virginia. The building houses our primary executive offices and Northern Virginia staff and is leased through December 2010. In December 2005, we exercised our option to purchase the headquarters and land at a fixed cost; the purchase is expected to be completed by the end of first quarter 2006.

Additionally, we own approximately 316 acres of land in Goochland County, Virginia purchased for the construction of an office campus to consolidate certain operations in the Richmond area. In 2002, two office buildings and a support facility consisting of approximately 365,000 square feet were completed and occupied. In 2003 four office buildings and a training center consisting of approximately 690,000 square feet were completed and occupied. In 2004, one additional office building consisting of approximately 130,000 square feet was completed and in 2005, it was occupied.

Other owned facilities and land include approximately 1.8 million square feet in office buildings and approximately 350,000 square feet of land in Louisiana; approximately 800,000 square feet in office buildings and 780,000 square feet of land in Texas; 460,000 square feet in office, data and production buildings in Richmond, Virginia; and a 344,075 square feet facility in Nottingham, Great Britain, from which we conduct credit, collections, customer service and other operations.

We currently lease approximately 1.8 million square feet of office space from which credit, collections, customer service, banking and other operations are conducted, in Alabama, California, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Mississippi, Tennessee, Texas, Virginia, the United Kingdom, Canada, and insignificant space for business development in other locations. We are currently migrating out of approximately 343,000 square feet of leased office space and into our campuses in McLean, Virginia and Goochland County, Virginia. Additionally we have leased approximately 933,946 square feet of land in Louisiana and Texas.

Generally, we use our properties to support all of our business segments, although our properties located outside of the U.S. are used principally to support our Global Financial Services segment, our properties in California are used principally to support our Auto Finance segment, and our properties in Louisiana, Alabama and Mississippi are used principally to support our Banking business. Our properties in Texas are used to support both our Auto Finance segment and our Banking business.

Item 3.	Legal Proceedings.

The information required by Item 3 is included in Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19” on pages 106-109.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending December 31, 2005, no matters were submitted for a vote of our stockholders.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2005	4,905	$78.02	N/A	N/A
November 1-30, 2005	14,234	$81.35	N/A	N/A
December 1-31, 2005	479,500	$84.91	N/A	N/A
Total	498,639	$84.74	N/A	N/A
(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

The remaining information required by Item 5 is included under the following:

Item 1	“Business—Overview”	Page 3
Item 1	“Business—Supervision and Regulation—Dividends and Transfers of Funds”	Page 12
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management”	Pages 56-58
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy”	Page 58
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividend Policy”	Pages 59
Item 8	“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 18”	Pages 105-106
Item 8	“Financial Statements and Supplementary Data—Selected Quarterly Financial Data”	Page 123

Item 6.	Selected Financial Data

(Dollars in Millions, Except Per Share Data)	2005(1)	2004(1)	2003(1)	2002(1)	2001	Five Year Compound Growth Rate
Income Statement Data:
Interest income	$5,726.9	$4,794.4	$4,367.7	$4,180.8	$2,921.1	18.47%
Interest expense	2,046.6	1,791.4	1,582.6	1,461.7	1,171.0	20.64%
Net interest income	3,680.3	3,003.0	2,785.1	2,719.1	1,750.1	17.36%
Provision for loan losses	1,491.1	1,220.9	1,517.5	2,149.3	1,120.5	12.90%
Net interest income after provision for loan losses	2,189.2	1,782.1	1,267.6	569.8	629.6	21.12%
Non-interest income	6,358.1	5,900.2	5,415.9	5,466.8	4,463.8	15.71%
Non-interest expense	5,718.3	5,322.2	4,856.7	4,585.6	4,058.0	12.68%
Income before income taxes and cumulative effect of accounting change	2,829.0	2,360.1	1,826.8	1,451.0	1,035.4	30.16%
Income taxes	1,019.9	816.6	676.0	551.4	393.4	28.79%
Income before cumulative effect of accounting change	1,809.1	1,543.5	1,150.8	899.6	642.0	30.96%
Cumulative effect of accounting change, net of taxes of $8.8	—	—	15.0	—	—
Net income	$1,809.1	$1,543.5	$1,135.8	$899.6	$642.0	30.96%
Dividend payout ratio	1.52%	1.66%	2.14%	2.61%	3.48%
Per Common Share:
Basic earnings per share	$6.98	$6.55	$5.05	$4.09	$3.06	23.91%
Diluted earnings per share	6.73	6.21	4.85	3.93	2.91	24.61%
Dividends	0.11	0.11	0.11	0.11	0.11
Book value as of year-end	46.97	33.99	25.75	20.44	15.33
Selected Year-End Reported Balances:
Liquidity portfolio	$16,399.3	$10,384.1	$7,464.7	$5,064.9	$3,467.4	54.56%
Consumer loans	59,847.7	38,215.6	32,850.3	27,343.9	20,921.0	31.69%
Allowance for loan losses	(1,790.0)	(1,505.0)	(1,595.0)	(1,720.0)	(840.0)	27.71%
Total assets	88,701.4	53,747.3	46,283.7	37,382.4	28,184.0	36.25%
Interest-bearing deposits	43,092.1	25,636.8	22,416.3	17,326.0	12,839.0	38.75%
Borrowings	22,278.1	16,511.8	14,812.6	11,930.7	9,330.8	26.14%
Stockholders’ equity	14,128.9	8,388.2	6,051.8	4,623.2	3.323.5	48.41%
Selected Average Reported Balances:
Liquidity portfolio	$12,792.7	$10,528.6	$6,961.2	$4,467.7	$3,038.4	48.62%
Consumer loans	40,734.2	34,265.7	28,677.6	25,036.0	17,284.3	28.81%
Allowance for loan losses	(1,482.9)	(1,473.0)	(1,627.0)	(1,178.2)	(637.8)	29.82%
Total assets	61,360.5	50,648.1	41,195.4	34,201.7	23,346.3	32.18%
Interest-bearing deposits	28,370.7	24,313.3	19,768.0	15,606.9	10,373.5	39.66%
Borrowings	18,031.9	15,723.6	12,978.0	11,381.1	8,056.7	21.29%
Stockholders’ equity	10,594.3	7,295.5	5,323.5	4,148.2	2,781.2	44.17%
Reported Metrics:
Revenue margin	18.09%	19.08%	21.95%	26.28%	30.01%
Net interest margin	6.63	6.44	7.45	8.73	8.45
Delinquency rate	3.14	3.85	4.79	6.12	4.84
Net charge-off rate	3.55	3.78	5.74	5.03	4.76
Return on average assets	2.95	3.05	2.76	2.63	2.75
Return on average equity	17.08	21.16	21.34	21.69	23.08
Average equity to average assets	17.27	14.40	12.92	12.13	11.91
Operating expense as a % of average loans	10.65	11.63	13.04	14.04	17.21
Allowance for loan losses to consumer loans	2.99	3.94	4.86	6.29	4.02
Managed Metrics:
Revenue margin	12.46%	12.89%	14.65%	16.93%	18.23%
Net interest margin	7.81	7.88	8.64	9.23	9.40
Delinquency rate	3.24	3.82	4.46	5.60	4.95
Net charge-off rate	4.25	4.41	5.86	5.24	4.65
Return on average assets	1.72	1.73	1.52	1.47	1.54
Operating expense as a % of average loans	5.09	5.41	5.94	6.66	8.35
Average consumer loans	$85,265.0	$73,711.7	$62,911.9	$52,799.6	$35,612.3	30.38%
Year-end consumer loans	$105,527.5	$79,861.3	$71,244.8	$59,746.5	$45,264.0	29.01%
Year-end total accounts(2)	49.1	48.6	47.0	47.4	43.8	7.75%
(1)	Certain prior period amounts have been reclassified to conform to the current period presentation for the Financial Accounting Standards Board Staff Position, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“FSP on AIR”) that was issued April 2003. The Company reclassified $427.0 million, $460.6 million, $577.0 million, and $509.7 million in subordinated finance charge and fee receivables on the investors’ interest in securitized loans for December 2005, 2004, 2003 and 2002, respectively, from “Loans” to “Accounts receivable from securitizations” on the Consolidated Balance Sheet. The Company also reclassified $57.7 million, $69.2 million, $74.8 million, and $76.2 million for the years ended December 31, 2005, 2004, 2003, and 2002, respectively, in interest income derived from such balances from “Loan interest income” to “Other Interest Income” on the Consolidated Statements of Income. The reported delinquency rate would have been 3.26%, 4.08%, 5.13%, and 6.51% before the reclassification at December 31, 2005, 2004, 2003 and 2002, respectively. The reported net charge-off rate would have been 3.51%, 3.73%, 5.64% and 4.93% before the reclassification for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.
(2)	Does not include the accounts of Hibernia Corporation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”) which currently offers credit card products and takes retail deposits, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products, Hibernia National Bank (the “National Bank”) which offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients, and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”. As of December 31, 2005, the Company had $47.9 billion in deposits and $105.5 billion in managed loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world.

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

Additional information about accounting policies can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1” on page 76.

Allowance for Loan Losses

The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts and forward loss curves and historical loss trends. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. In evaluating the sufficiency of the allowance for loan losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable.

Accounting for Securitization Transactions

Loan securitization involves the transfer of a pool of loan receivables to a trust or other special purpose entity. The trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of asset backed securities and distributes the proceeds to the Company as consideration for the loans transferred. The Company removes loan receivables from the Consolidated Balance Sheets for securitizations that qualify as sales in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125 (“SFAS 140”). The trusts are qualified special purpose entities as defined by SFAS 140 and are not subsidiaries of the Company and are not included in the Company’s consolidated financial statements. The gain on sale recorded from off-balance sheet securitizations is based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. Gains on securitization transactions, fair value adjustments related to residual interests and earnings on the Company’s securitizations are included in servicing and securitizations income in the Consolidated Statements of Income and amounts due from the trusts are included in accounts receivable from securitizations on the Consolidated Balance Sheets.

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

Rewards

The Company offers credit cards that provide reward program members with various rewards such as airline tickets, free or deeply discounted products or cash rebates, based on purchase volume. The Company establishes a rewards liability based on points earned which are ultimately expected to be redeemed and the average cost per point redemption. As points are redeemed, the rewards liability is relieved. The cost of reward programs is reflected as a reduction to interchange income. The rewards liability will be affected over time as a result of changes in the number of account holders in the reward programs, the actual amount of points earned and redeemed, general economic conditions, the actual costs of the rewards, changes made by reward partners and changes that the Company may make to the reward programs in the future. To the extent assumptions used by management do not prevail, rewards costs could differ significantly, resulting in either a higher or lower future rewards liability, as applicable.

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

The amount of finance charges and fees suppressed were $1.0 billion, $1.1 billion and $2.0 billion for the years ended December 31, 2005, 2004 and 2003, respectively. The reduction in the suppression amount was driven by the Company’s continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality, lower yielding loans, improved collections experience, ongoing product modifications and an overall improvement in general economic conditions. These factors drove a reduction in total finance charges and fees billed during the period and increased the likelihood of collectibility. Both the lower volume of finance charges and fees billed and the higher expectations of collectibility drove the reduction in the amount of finance charges and fees suppressed. Actual payment experience could differ significantly from management’s assumption, resulting in higher or lower future finance charge and fee income.

III. Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

As discussed in “Significant Accounting Policies—Accounting for Securitization Transactions,” the Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $45.3 billion as of December 31, 2005, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

The securitization of consumer loans has been a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2006 to 2025 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity; however, a significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

Recourse Exposure

The credit quality of the receivables transferred is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, cash reserve accounts and accrued interest and fees on the investor’s share of the pool of receivables. Some of these credit enhancements are retained by the seller and are referred to as retained residual interests. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. Securitization investors and the trusts only have recourse to the retained residual interests, not the Company’s assets. See pages 109-112 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 21” for quantitative information regarding retained interests.

Collections and Amortization

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted, in general, to the Company. Under certain conditions, some of the cash collected may be retained to ensure future payments to investors. For amortizing securitizations, amounts collected in excess of the amount that is used to pay the above amounts are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal. See page 109-112 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 21” for quantitative information regarding revenues, expenses and cash flows that arise from securitization transactions.

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of December 31, 2005, no early amortization events related to the Company’s off-balance sheet securitizations have occurred.

The amounts of investor principal from off-balance sheet consumer loans as of December 31, 2005 that are expected to amortize into the Company’s consumer loans, or be otherwise paid over the periods indicated, are summarized in Table 9. Of the Company’s total managed loans, 43% and 52% were included in off-balance sheet securitizations for the years ended December 31, 2005 and 2004, respectively.

Letters of Credit and Financial Guarantees

As a result of the acquisition of Hibernia, the Company issues letters of credit and financial guarantees (“standby letters of credit”) whereby it agrees to honor certain financial commitments in the event its customers are unable to perform. The majority of the standby letters of credit consist of financial guarantees. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s allowance for loan losses.

The Company had contractual amounts of standby letters of credit of $569.2 million at December 31, 2005. As of December 31, 2005, standby letters of credit had expiration dates ranging from 2006 to 2010. The fair value of the guarantees outstanding at December 31, 2005 that have been issued since January 1, 2003, was $4.7 million and was included in other liabilities.

Loan and Line of Credit Commitments

As a result of the acquisition of Hibernia, the Company enters into commitments to extend credit are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future requirements. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $4.7 billion as of December 31, 2005.

Funding Commitments Related to Synthetic Fuel Tax Credit Transactions

In June of 2004 and July of 2005, the Company, through two separate transactions and two consolidated special purpose entities (SPVs), purchased minority ownership interests in two entities established to operate facilities which produce a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. The SPVs purchased their minority interests from third parties paying $2.6 million in cash and agreeing to pay an estimated $159.1 million comprised of fixed note payments, variable payments and the funding of their share of operating losses sufficient to maintain their minority ownership percentages. Actual total payments will be based on the amount of tax credits generated through the end of 2007. In exchange, the SPVs will receive an estimated $192.0 million in tax benefits resulting from a combination of deductions, allocated operating losses, and tax credits. The Corporation has guaranteed the SPVs commitments under the purchase agreements. As of December 31, 2005, the Company has recorded $66.2 million in tax benefits and had an estimated remaining commitment for fixed note payments, variable payments and the funding of their proportionate share of the operating losses totaling $104.6 million.

Guarantees

Residual Value Guarantees

In December 2000, the Company entered into a 10-year agreement for the lease of the headquarters building being constructed in McLean, Virginia. The agreement called for monthly rent to commence upon completion, which occurred in the first quarter of 2003, and is based on LIBOR rates applied to the cost of the building funded. If, at the end of the lease term, the Company does not purchase the property, the Company guarantees a maximum residual value of up to $114.8 million representing approximately 72% of the $159.5 million cost of the building. This agreement, made with a multi-purpose entity that is a wholly-owned subsidiary of one of the Company’s lenders, provides that in the event of a sale of the property, the Company’s obligation would be equal to the sum of all amounts owed by the Company under a note issuance made in connection with the lease inception. As of December 31, 2005, the value of the building was estimated to be above the maximum residual value that the Company guarantees; thus, no deficiency existed and no liability was recorded relative to this property. During 2005, the Company notified the lender of its intention to purchase the property in 2006 and as such incurred a $20.6 million prepayment penalty related to the refinancing of the McLean headquarters facility.

Other Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Corporation entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Corporation shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Corporation the amount of such payment. At December 31, 2005, the maximum exposure to the Corporation under the letter agreements was approximately $18.2 million.

IV. Reconciliation to GAAP Financial Measures

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

As of and for the Year Ended December 31, 2005

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)

Income Statement Measures
Net interest income	$3,680,242	$3,975,212	$7,655,454
Non-interest income	6,358,105	(1,798,707)	4,559,398

Total revenue	10,038,347	2,176,505	12,214,852
Provision for loan losses	1,491,072	2,176,505	3,667,577
Net charge-offs	1,446,649	2,176,505	3,623,154

Balance Sheet Measures
Loans	$59,847,681	$45,679,810	$105,527,491
Total assets	88,701,411	45,084,125	133,785,536
Average loans	40,734,237	44,530,786	85,265,023
Average earning assets	55,497,599	42,560,161	98,057,760
Average total assets	61,360,500	43,991,487	105,351,987
Delinquencies	1,879,008	1,544,812	3,423,820

(1)	Includes adjustments made related to the effects of securitization transactions qualifying as sales under GAAP and adjustments made to reclassify to “managed” loans outstanding the collectible portion of billed finance charge and fee income on the investors’ interest in securitized loans excluded from loans outstanding on the “reported” balance sheet in accordance with relevant disclosure guidance.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

V. Management Summary

Summary of the year ended December 31, 2005

The following discussion provides a summary of 2005 results compared to 2004 results and 2004 results compared to 2003 results. Each component is discussed in further detail in subsequent sections of this analysis.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net income increased 17% to $1.8 billion for the year ended December 31, 2005, while diluted earnings per share increased 8% compared to the prior year. The growth in earnings for 2005 was driven by growth in the managed loan portfolio and contributions from 2005 acquisitions. Earnings per share growth was constrained by the increase in share count as a result of the issuance of shares in connection with the execution of the forward purchase contracts related to the mandatory convertible debt securities and stock option exercise activity.

Revenue growth was driven by growth in the managed loan portfolio and contributions from 2005 acquisitions. Provision for loan losses increased due to growth in the reported loan portfolio, estimated losses from the Gulf Coast Hurricanes, and an increase in net charge-offs resulting from the enactment of the Bankruptcy Abuse Prevention and Consumer Act of 2005 (“new bankruptcy legislation”). Non-interest expense increased in 2005 driven by increases in operating expense. The increase in operating expense was driven primarily by the 2005 acquisitions, which contributed 86% of the overall increase, and slightly higher one-time charges in 2005, offset by lower 2005 charges related to the corporate-wide cost initiatives. Although operating expenses increased for the year, operating expense as a percentage of average managed assets continued to decline, reflecting the

Company’s improved operating efficiency. The Company’s return on managed assets of 1.72% is consistent with prior years and reflects the sustainability and diversification of the Company’s earnings stream.

The Company continues to achieve strong loan growth in its Auto Finance and Global Financial Services segments, which accounted for 91% of the loan growth in 2005 and represents 45% of managed loans at December 31, 2005, excluding $16.3 billion in loans added through the Hibernia acquisition. This growth was achieved through organic originations and the acquisition of Onyx Acceptance Corporation (“Onyx”), a specialty auto loan originator and the Key Bank portfolio which are included in the Auto Finance segment.

In 2005, the Company expanded its lending and deposit products and its distribution channels while delivering strong results and maintaining a strong balance sheet. Total assets continue to grow and the Company continues to maintain significant levels of liquidity. Capital ratios remain well above the regulatory “well capitalized” thresholds following the acquisition of Hibernia.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net income increased 36% over the prior year, while diluted earnings per share increased 28% compared to the prior year. The growth in earnings for 2004 was primarily driven by an increase in the managed consumer loan portfolio, a reduction in the provision for loan losses, and an increase in servicing and securitization income and other non-interest income, offset in part by an increase in marketing and operating expenses.

Managed loans consist of the Company’s reported loan portfolio combined with the off-balance sheet securitized loan portfolio. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio. Average managed loans increased 17% for the year ended December 31, 2004.

The managed net interest margin for the year ended December 31, 2004, decreased 76 basis points. This decrease was due to a reduction in managed earning asset yields, slightly offset by a reduction in the cost of funds. Managed loan yields decreased by 83 basis points for the year ended December 31, 2004. The decrease in managed loan yields resulted from the Company’s continued asset diversification beyond U.S. consumer credit cards and a bias toward originating higher credit quality, lower yielding loans. In addition, the Company built the average size of its liquidity portfolio by $3.5 billion, placing additional downward pressure on managed earning asset yields as the yield on the liquidity portfolio is lower than the yield on consumer loans.

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

Servicing and securitizations income increased $432.1 million as a result of a 16% increase in the average off-balance sheet loan portfolio for the year ended December 31, 2004 when compared with the prior year, partially offset by a reduction in the excess spread generated by the off-balance sheet portfolio due to a higher concentration of higher credit quality, lower yielding loans.

For the year ended December 31, 2004, other non-interest income increased 51%, when compared to the prior year. This increase is primarily attributable to $72.6 million in pre-tax gains recognized in 2004 on the sale of the Company’s joint venture investment in South Africa and sale of the French loan portfolio. The remaining variance is due to increases in income derived from purchased charged-off loan portfolios, slightly offset by a decrease in auto gains and an increase in losses on sales of securities available for sale and losses on the repurchases of senior notes during 2004.

Marketing expense increased 20% for the year ended December 31, 2004, compared to the prior year. The increase in marketing expense resulted from favorable opportunities to originate loans during 2004 combined with continued brand investments. Operating expenses increased 7%, for the year ended December 31, 2004. The increases were primarily related to charges associated with corporate-wide cost reduction initiatives, charges related to a change in asset capitalization thresholds and charges related to the impairment of internally developed software. Although operating expenses increased, operating expenses as a percentage of average managed loans for the year ended December 31, 2004 fell 53 basis points to 5.41% from 5.94% for the prior year. This reduction reflects the continued improvement in the Company’s operating efficiencies.

2005 Significant Events

Acquisitions

In November 2005, the Company acquired Hibernia Corporation, a financial holding company headquartered in New Orleans, Louisiana. As part of the transaction, Hibernia Corporation was merged into the Corporation. Hibernia’s retail bank subsidiary, which is now a wholly owned subsidiary of the Corporation, Hibernia National Bank, has over 300 branch locations operating in Louisiana and Texas. The $5.0 billion acquisition was settled through the issuance of 32.9 million shares of the Company’s common stock and $2.2 billion in cash and resulted in $3.2 billion of goodwill.

In the first quarter of 2005, the Company acquired Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity broker; InsLogic, an insurance brokerage firm, and eSmartloan, a U.S. based online originator of home equity loans and mortgages. All were acquired in all cash transactions and resulted in $391.4 million of goodwill. In addition in the second quarter of 2005, the Company purchased a $635.3 million non-prime auto loan portfolio from Key Bank.

Gulf Coast Hurricanes

The 2005 Gulf Coast Hurricanes resulted in an estimated $44.1 million of loan losses expected to be realized in the future, which excludes the impact on Hibernia of $175.0 million that was reflected in Hibernia’s results prior to the acquisition. Of the total estimated impact, $28.5 million was reflected in the provision for loan losses through an increase in the allowance for loan losses and $15.6 million was reflected as a reduction of servicing and securitizations income through a write-down of retained interests related to the Company’s loan securitization programs.

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (“new bankruptcy legislation”) became effective in October 2005. As a result, prior to the enactment of the new bankruptcy legislation, the Company experienced a significant increase in bankruptcy related charge-offs during 2005 which is reflected through an increase of provision for loan losses for the reported loan portfolio and through a reduction of servicing and securitizations income for the off-balance sheet loan portfolio. Reported and managed charge-offs for bankruptcies increased $146.8 million and $394.8 million, respectively, in 2005 when compared to the prior year.

Cost Reduction Initiatives and Other One-Time Items

During 2005, the Company incurred $76.3 million in employee termination and facility consolidation charges related to continued corporate-wide cost reduction initiatives. The Company also incurred a $20.6 million pre-payment penalty related to the refinancing of the McLean headquarters facility and a $28.2 million impairment charge related to its Global Financial Services segment insurance brokerage business. All these charges were recorded in non interest expense. As an offset, the Company recognized in non-interest income a $34.0 million gain on the sale of previously purchased charged-off loan portfolios.

Mandatory Convertible Securities

Pursuant to the original terms of the mandatory convertible securities (“Upper DECs”) issued in April of 2002, the Company completed a remarketing of $704.5 million principal amount of senior notes in February 2005. Following the remarketing, the Company extinguished $585.0 million principal amount of the remarketed senior notes using the proceeds from the issuance of $300.0 million of seven year 4.80% fixed rate senior notes and $300.0 million of twelve year 5.25% fixed rate senior notes. The Company recognized a $12.4 million loss on the extinguishment of the remarketed notes. In May 2005, the Company issued 10.4 million shares of common stock in accordance with the settlement provisions of the forward purchase contracts related to the Upper DECs. The issuance provided $747.5 million in cash proceeds.

VI. Financial Summary

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

In July 2003, the Company adopted the provisions of FASB interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Revised (“FIN 46(R)”). The Company has consolidated all material variable interest entities (“VIEs”) for which the Company is the primary beneficiary, as defined by FIN 46(R). The consolidation of the VIEs resulted in a $15.0 million ($23.9 pre-tax) charge for the cumulative effect of a change in accounting principle for the year ended December 31, 2003.

Additional information about the adoption of accounting pronouncements and accounting changes can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1” on page 76.

Table 1 provides a summary view of the consolidated income statement and selected metrics at and for the years ended December 31, 2005, 2004 and 2003.

Table 1: Financial Summary

	Year Ended December 31			Change
(Dollars in thousands)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Earnings (Reported):
Net interest income	$3,680,242	$3,002,978	$2,785,089	$677,264	$217,889
Non-interest income:
Servicing and securitizations	3,945,183	3,635,465	3,211,639	309,718	423,826
Service charges and other customer-related fees	1,493,690	1,482,658	1,630,185	11,032	(147,527)
Interchange	514,196	475,810	376,785	38,386	99,025
Other	405,036	306,224	197,315	98,812	108,909
Total non-interest income	6,358,105	5,900,157	5,415,924	457,948	484,233
Total Revenue (1)	10,038,347	8,903,135	8,201,013	1,135,212	702,122
Provision for loan losses	1,491,072	1,220,852	1,517,497	270,220	(296,645)
Marketing	1,379,938	1,337,780	1,118,422	42,158	219,358
Operating expenses	4,338,335	3,984,439	3,738,301	353,896	246,138
Income before taxes and cumulative effect of accounting change	2,829,002	2,360,064	1,826,793	468,938	533,271
Income taxes	1,019,855	816,582	675,914	203,273	140,668
Income before cumulative effect of accounting change	1,809,147	1,543,482	1,150,879	265,665	392,603
Cumulative effect of accounting change, net of taxes of $8,832	—	—	15,037	—	(15,037)
Net income	$1,809,147	$1,543,482	$1,135,842	$265,665	$407,640
Common Share Statistics:
Basic EPS before cumulative effect of accounting change	$6.98	$6.55	$5.12	$0.43	$1.43
Basic EPS after cumulative effect of accounting change	6.98	6.55	5.05	0.43	1.50
Diluted EPS before cumulative effect of accounting change	6.73	6.21	4.92	0.52	1.29
Diluted EPS after cumulative effect of accounting change	6.73	6.21	4.85	0.52	1.36
Selected Balance Sheet Data:
Reported loans (period end)	$59,847,681	$38,215,591	$32,850,269	$21,632,090	$5,365,322
Managed loans (period end)	105,527,491	79,861,299	71,244,796	25,666,192	8,616,503
Reported loans (average)	40,734,237	34,265,668	28,677,616	6,468,569	5,588,052
Managed loans (average)	85,265,023	73,711,673	62,911,953	11,553,350	10,799,720
Allowance for loan losses	1,790,000	1,505,000	1,595,000	285,000	(90,000)
Selected Company Metrics (Reported):
Return on average assets (ROA)	2.95%	3.05%	2.76%	(0.10)	0.29
Return on average equity (ROE)	17.08	21.16	21.34	(4.08)	(0.18)
Net charge-off rate	3.55	3.78	5.74	(0.23)	(1.96)
30+ day delinquency rate	3.14	3.85	4.79	(0.71)	(0.94)
Net interest margin	6.63	6.44	7.45	0.19	(1.01)
Revenue margin	18.09	19.08	21.95	(0.99)	(2.87)
Selected Company Metrics (Managed):
Return on average assets (ROA)	1.72%	1.73%	1.52%	(0.01)	0.21
Net charge-off rate	4.25	4.41	5.86	(0.16)	(1.45)
30+ day delinquency rate	3.24	3.82	4.46	(0.58)	(0.64)
Net interest margin	7.81	7.88	8.64	(0.07)	(0.76)
Revenue margin	12.46	12.89	14.65	(0.43)	(1.76)
(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $1.0 billion, $1.1 billion and $2.0 billion for the years ended December 31, 2005, 2004 and 2003, respectively.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XII, Tabular Summary as detailed in sections below.

All 2005 comparisons are made between the year ended December 31, 2005 and the year ended December 31, 2004. All 2004 comparisons are made between the year ended December 31, 2004 and the year ended December 31, 2003.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the year ended December 31, 2005, reported net interest income increased 23%. The increase was primarily due to significant growth in reported average earning assets. The yield on earning assets and cost of funds remained relatively stable year over year.

Reported net interest income for the year ended December 31, 2004 increased 8% compared to the prior year. The increase in net interest income is primarily a result of a 25% increase in the Company’s reported average earning assets for the year ended December 31, 2004, offset by a decrease in earning asset yields. The reported net interest margin decreased 101 basis points compared to the prior year. The decrease was primarily due to a decrease in the reported loan yield, slightly offset by a decrease in the cost of funds. The reported loan yield decreased 135 basis points. The yield on reported loans decreased due to the Company’s continued asset diversification beyond U.S. consumer credit cards and continued bias toward originating higher credit quality, lower yielding loans when compared with the prior year. In addition, the Company increased the average size of its liquidity portfolio by $3.5 billion during 2004. The yield on liquidity portfolio assets is typically lower than those on consumer loans and served to reduce the overall earning assets yields.

For additional information, see section XII, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income.

For the year ended December 31, 2005 and 2004, reported non-interest income increased 8% and 9%, respectively. The 2005 and 2004 increases were both due to year over year increases in servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting securitization and other sales transactions.

Servicing and securitizations income increased 9% for the year ended December 31, 2005. This increase was primarily the result of a 13% increase in the average off-balance sheet loan portfolio offset by losses from the Gulf Coast hurricanes and bankruptcy charge-offs resulting from the new bankruptcy legislation.

Servicing and securitizations income increased 13% for the year ended December 31, 2004. This increase was primarily the result of a 16% increase in the average off-balance sheet loan portfolio for the year ended

December 31, 2004, compared to the prior year, partially offset by a reduction in the excess spread generated by the off-balance sheet portfolio due to a higher concentration of higher credit quality, lower yielding loans.

Service Charges and Other Customer-Related Fees

Excluding $44.7 million contributed by businesses acquired in 2005, service charges and other customer-related fees decreased 2% for the year ended December 31, 2005, while the average reported loan portfolio, exclusive of the 2005 acquisitions, grew 7%. The lower growth in service charges and other customer-related fee income when compared to average reported loan growth is reflective of the reported loan growth being concentrated in the Auto Finance and Global Financial Services segments that generate lower fee income.

Service charges and other customer-related fees decreased 9% for the year ended December 31, 2004. The decrease was the result of lower overlimit and annual membership fees generated on the reported loan portfolio resulting from the Company’s continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality, lower yielding loans and ongoing product modifications.

Interchange

Interchange income, net of rewards expense, increased 8% for the year ended December 31, 2005. This increase is primarily related to a 15% increase in purchase volumes. Costs associated with the Company’s rewards programs was $176.9 million and $128.2 million for the years ended December 31, 2005 and 2004, respectively. The 38% increase in the rewards expense is due to an increase in purchase volumes and the continued expansion of the rewards program during 2005.

Interchange income increased 26% for the year ended December 31, 2004. This increase is primarily attributable to growth in the reported loan portfolio, increased purchase volumes and increased rates paid to the Company by MasterCard and Visa. Total interchange income is net of $128.2 million and $115.4 million of costs related to the Company’s rewards programs for the years ended December 31, 2004 and 2003, respectively. The 11% increase in the rewards expense is due to an increase in purchase volumes and an expansion of reward programs during 2004.

Other Non-Interest Income

Other non-interest income includes, among other items, commission and fees earned by the Company’s mortgage businesses, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by the Company’s healthcare finance business, gains on the sale of auto loans and income earned related to purchased charged-off loan portfolios.

Other non-interest income for the year ended December 31, 2005, included $160.0 million of income related to businesses acquired during 2005. Exclusive of the income generated from businesses acquired, other non-interest income decreased 20% from the prior year. This decrease is primarily the result of gains recognized in 2004, including a $31.5 million gain from the sale of the Company’s joint venture investment in South Africa and a $41.1 million gain from the sale of the French loan portfolio, as well as, a $26.3 million reduction in gains recognized from the sale of auto loans in 2005 due to lower volume of whole loan sales. These reductions in 2005 in other non-interest income were partially offset by a $34.0 million gain from the sale of previously purchased charged-off loan portfolios during 2005.

Other non-interest income increased 51% for the year ended December 31, 2004. The increase in other non-interest income was primarily due to $72.6 million in pre-tax gains recognized in 2004 related to the sale of the Company’s joint venture investment in South Africa ($31.5 million pre-tax) and sale of the French loan portfolio ($41.1 million pre-tax) and an increase in income earned from purchased charged-off loan portfolios of $43.7 million for the year ended December 31, 2004. These increases were partially offset by decreases in auto gains of $26.1 million and an $18.0 million increase in losses realized on the sale of securities and the repurchase of senior notes for the year ended December 31, 2004.

Provision for loan losses

The provision for loan losses increased 22% for the year ended December 31, 2005 compared to the prior year. This increase was driven by 14% growth in the reported loan portfolio, exclusive of Hibernia loans acquired, estimated losses resulting from the Gulf Coast hurricanes, and an increase in net charge-offs resulting from the enactment of the new bankruptcy legislation. Exclusive of the estimated losses from the Gulf Coast Hurricanes and the increase in bankruptcy related charge-offs in 2005 compared to 2004, the provision for loan losses would have increased 8% from the prior year. This provision for loan losses increase relative to the 14% growth in the reported loan portfolio reflects a continued increase in the concentration of higher credit quality loans in the reported loan portfolio.

For the year ended December 31, 2004, the provision for loan losses decreased 20%. While the Company’s reported loan portfolio increased 16% at December 31, 2004, the impact of the loan growth to the allowance was more than offset by the loan growth being concentrated in higher credit quality loans, an improvement in collection experience, and improved economic conditions. Evidence of the improvement in these factors can be seen in the 30-plus day reported delinquency rate which was 3.85% at December 31, 2004, down 94 basis points from December 31, 2003 and the reported charge-off rate which was 3.78% for the year ended December 31, 2004, down 196 basis points from the prior year.

Non-interest expense

Non-interest expense consists of marketing and operating expenses.

Non-interest expense increased 7% for the year ended December 31, 2005, reflecting flat marketing spend and a 9% increase in operating expenses. The increase in operating expenses was driven primarily by the 2005 acquisitions and slightly higher 2005 one-time charges, offset by lower 2005 charges related to the company’s corporate-wide cost reduction initiatives announced in 2004. Companies acquired in 2005 contributed $303.8 million in operating expenses or 86% of the overall increase. In addition, the company recognized a $20.6 million pre-payment penalty related to the refinancing of the McLean headquarters facility and a $28.2 million impairment charge related to its Global Financial Services segment insurance brokerage business compared to a total of $36.4 million in 2004 one-time charges detailed below. 2005 operating expenses were positively impacted by a $67.3 million reduction in employee termination benefits and facility consolidation costs related to corporate-wide cost reduction initiatives. Excluding the aforementioned items, operating expenses increased 2% for the year ended December 31, 2005. This increase was the result of 7% managed loan growth, excluding 2005 acquisitions, and reflects improved operating efficiencies. Operating expenses as a percentage of average managed assets for the year ended December 31, 2005 fell 33 basis points to 4.12% from 4.45% for the prior year.

Non-interest expense increased 10% for the year ended December 31, 2004. Marketing expense increased 20% for the year ended December 31, 2004. The increase in marketing expense is the result of favorable opportunities to originate loans during 2004 combined with continued brand investments. Operating expenses were $4.0 billion for the year ended December 31, 2004, compared to $3.7 billion for December 31, 2003. The increase in operating expense of $246.1 was primarily due to $161.2 million in pre-tax charges consisting of $124.8 million in employee termination benefits and facility consolidation costs related to corporate-wide cost reduction initiatives, $20.6 million related to a change in asset capitalization thresholds and $15.8 million related to impairment of internally developed software. Additionally, a $41.8 million increase in professional services expense and a $50.5 million increase in expenses related to credit recovery efforts contributed to the increase in operating expense for the year ended December 31, 2004 when compared with the prior year. Although operating expenses increased, operating expenses as a percentage of average managed loans for the year ended

December 31, 2004 fell 53 basis points to 5.41% from 5.94% for the prior year. This reduction reflects the continued improvement in the Company’s operating efficiencies.

Income taxes

The Company’s effective tax rate was 36.1%, 34.6% and 37% for the years ended December 31, 2005, 2004 and 2003, respectively. The effective rate includes state, federal and international income tax components. The increase in the 2005 rate compared to 2004 was primarily driven by changes in the Company’s international tax positions. The decrease in the 2004 tax rate compared to 2003 was primarily due to increased profitability in the Company’s international businesses which are in lower taxed territories, investment in synthetic fuel credits and ongoing tax planning activities.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans grew 16% and 17% for the years ended December 31, 2005 and 2004, respectively. 2004 growth was distributed across all segments while average managed loan growth in 2005 was primarily due to growth in Auto Finance and Global Financial Services.

For additional information, see section XII, Tabular Summary, Table C (Managed Consumer Loan Portfolio).

Asset Quality

The Company’s credit risk profile is managed to maintain strong risk adjusted returns and diversification across the full credit spectrum and in each of its lending products. Certain lending products have, in some cases, higher expected delinquencies and charge-off rates. The costs associated with higher delinquency and charge-off rates are considered in the pricing of individual products.

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

The 30-plus day delinquency rate for the reported and managed consumer loan portfolio decreased 71 and 58 basis points, respectively, at December 31, 2005. The reduction in the reported and managed consumer loan 30-plus day delinquency rates reflect a higher concentration of lower loss assets in the respective loan portfolios (including $16.3 billion loans added through the acquisition of Hibernia), the clearing out of delinquencies related to recent bankruptcy related charge-offs and overall improved collections experience.

The 30-plus day delinquency rate for the reported consumer loan portfolio decreased 94 basis points at December 31, 2004 compared to December 31, 2003. The 30-plus day delinquency rate for the managed consumer loan portfolio at December 31, 2004 was down 64 basis points compared to December 31, 2003. Both reported and managed consumer loan delinquency rate decreases principally reflect the Company’s continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality loans, improved collections experience and an overall improvement in general economic conditions.

For additional information, see section XII, Tabular Summary, Table E (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. The Company charges off credit card loans at 180 days past the due date and generally charges off other consumer loans at 120 days past the due date or upon repossession of collateral. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense. Non-collateralized bankruptcies are typically charged-off within 2-7 days upon notification and in any event within 30 days.

The reported and managed net charge-off rates decreased 23 and 16 basis points, respectively, while net charge-off dollars increased 12% and 11% on a reported and managed basis, respectively, for the year ended December 31, 2005 compared to the prior year. The decrease in net charge-off rates principally relates to the Company’s continued asset diversification within and beyond U.S. consumer credit cards. The increase in the net charge-off dollars was driven by growth in the reported and managed loan portfolios combined with the incremental increase of bankruptcy charge-offs resulting from the enactment of the new bankruptcy legislation as discussed in the “2005 Significant Events” section above. Reported and managed bankruptcy charge-offs increased $146.8 million and $394.8 million, respectively, for the year ended December 31, 2005 when compared to the prior year.

For the year ended December 31, 2004, the reported and managed net charge-off rates decreased 196 and 145 basis points, respectively when compared with the prior year. The decrease in net charge-off rates principally relates to the Company’s continued asset diversification beyond U.S. consumer credit cards, a continued bias toward originating higher credit quality loans, improved collections experience and an overall improvement in general economic conditions.

For additional information, see section XII, Tabular Summary, Table F (Net Charge-offs).

Nonperforming Assets

The Company assumed nonperforming assets in connection with the acquisition of Hibernia.

Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market interest rates or other concessions due to the deteriorated financial condition of the borrower). Commercial and small business loans are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning the ability to fully collect both principal and interest. Real estate secured consumer loans are placed in nonaccrual status at 180 days past due.

For additional information, see section XII, Tabular Summary, Table G (Nonperforming Assets).

Allowance for loan losses

The allowance for loan losses is maintained at an amount estimated to be sufficient to absorb probable losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. Management believes that, for all relevant periods, the allowance for loan losses was adequate to cover anticipated losses in the total reported consumer loan portfolio under then current conditions, met applicable legal and regulatory guidance and was consistent with GAAP. There can be no assurance as to future credit losses that may be incurred in connection with the Company’s loan portfolio, nor can there be any assurance that the loan loss allowance that has been established by the Company will be sufficient to absorb such future credit losses. The allowance is a general allowance applicable to the reported consumer loan portfolio. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts, forward loss curves and historical loss trends. In evaluating the sufficiency of the allowance for loan losses, management also takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans.

The allowance for loan losses increased $285.0 million from December 31, 2004 driven primarily by the acquisition of Hibernia which added $214.2 million of allowance for loan losses at December 31, 2005. The remaining increase was the result of 14% growth in the reported loan portfolio, exclusive of Hibernia loans acquired, and an additional allowance build of $28.5 million due to the Gulf Coast Hurricanes as discussed in the “2005 Significant Events” section above. The 5% growth in the allowance, exclusive of the Hibernia acquisition, relative to the 14% growth in the reported loan portfolio was due to the growth being concentrated in lower loss auto loans.

For additional information, see section XII, Tabular Summary, Table H (Summary of Allowance for Loan Losses).

VII. Reportable Segment Summary

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

US Card Segment

Table 2: U.S. Card

	As of and for the Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Earnings (Managed Basis)
Net interest income	$4,793,956	$4,655,897	$4,287,814
Non-interest income	3,321,457	3,219,567	3,583,357
Total revenue	8,115,413	7,875,464	7,871,171
Provision for loan losses	2,279,109	2,207,888	2,647,406
Non-interest expense	3,356,600	3,499,918	3,348,894
Income before taxes	2,479,704	2,167,658	1,874,871
Income taxes	870,351	780,357	693,702
Net income	$1,609,353	$1,387,301	$1,181,169
Selected Metrics (Managed Basis)
Period end loans	$49,463,522	$48,609,571	$46,278,750
Average loans	46,827,775	45,812,973	41,308,511
Net charge-off rate	5.01%	5.05%	6.88%
30+ day delinquency rate	3.44	3.97	4.60
Purchase volume(1)	$73,687,136	$64,039,668	$58,137,538
(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card segment consists of domestic consumer credit card lending activities.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The U.S. Card segment provided earnings growth primarily as a result of year over year loan growth and improved operating efficiencies. U.S. Card segment net income for 2005 grew as a result of higher revenue and lower non-interest expense, offset by higher provision for loan losses. Total revenues grew 3% for the year, as a result of 2% growth in the average loan portfolio coupled with higher purchase volumes. Current period earnings reflect the Company’s choice not to engage in certain repricing practices prevalent in the industry that focus on short-term growth at the expense of customer loyalty and generating long-term profitability.

The provision for loan losses increased 3% for the year ended December 31, 2005. The increase is due to an increase in 2005 bankruptcy related charge-offs resulting from the enactment of new bankruptcy legislation, $10.0 million in estimated future losses resulting from the Gulf Coast Hurricanes and growth in the loan portfolio.

Non-interest expense for 2005 included a $16.8 million expense allocation related to the prepayment penalty for the refinancing of the McLean Headquarters facility and an $85.3 million reduction in charges associated with the Company’s continued cost reduction initiatives compared to 2004. Exclusive of these charges, non-interest expense decreased 2%, reflecting improved operating efficiencies.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total U.S. Card segment loans increased 5% at December 31, 2004 compared to the prior year. The Company achieved loan growth in this highly competitive segment by continuing to develop innovative new products and leveraging its brand. The contribution to net income from the U.S. Card segment increased 17% for the year ended December 31, 2004 when compared with the prior year. The increase in net income is attributable to growth in the loan portfolio, improving credit quality and operating efficiencies, partially offset by $62.1 million in after-tax severance and facility consolidation charges related to cost reduction initiatives and $9.6 million in after-tax charges related to a change in asset capitalization thresholds allocated to the U.S. Card segment during 2004.

The U.S. Card segment’s net charge-off rate decreased 183 basis points for the year ended December 31, 2004 when compared with the prior year. The reduction in the net charge-off rate resulted from a decrease in net charge-offs of $527.2 million, or 19%, while average U.S. Card segment loans grew 11% during 2004. The decrease in net charge-offs was driven by the Company’s continued bias toward originating higher credit quality loans, improved collections experience and an overall improvement in general economic conditions.

The 30-plus day delinquency rate for the U.S. Card segment was down 63 basis points at December 31, 2004. The decrease in delinquencies is due to the Company’s continued bias toward originating higher credit quality loans, improved collections experience, and an overall improvement in general economic conditions.

Auto Finance Segment

Table 3: Auto Finance

	As of and for the Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Earnings (Managed Basis)
Net interest income	$1,149,377	$797,936	$727,987
Non-interest income	19,951	80,712	101,984
Total revenue	1,169,328	878,648	829,971
Provision for loan losses	459,513	279,981	382,952
Non-interest expense	506,480	342,761	289,414
Income before taxes	203,335	255,906	157,605
Income taxes	71,268	92,126	58,314
Net income	$132,067	$163,780	$99,291
Selected Metrics (Managed Basis)
Period end loans	$16,372,019	$9,997,497	$8,466,873
Average loans	14,177,631	9,305,008	7,799,706
Net charge-off rate	2.70%	3.28%	4.62%
30+ day delinquency rate	5.71	5.50	7.55
Auto loan originations(1)	$10,447,600	$6,677,120	$6,552,462
(1)	Includes all organic auto loan originations and excludes auto loans added through acquisitions.

The Auto Finance segment consists of automobile and other motor vehicle financing activities.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Auto Finance segment’s loan portfolio increased 64% year over year as a result of 2005 acquisitions of Onyx Acceptance Corporation and the Key Bank non-prime auto loan portfolio, as well as, strong organic originations growth aided, in part, by auto manufacturers’ employee-pricing initiatives and other discount programs in 2005.

Auto Finance net income decreased for the year ended December 31, 2005, as a result of increases in the provision for loan losses and non-interest expense, as well as lower gains from the sale of auto loans.

Growth in the loan portfolio also resulted in a significant increase in revenue. However, this increase was offset by a decrease in non-interest income primarily related to $24.7 million reduction in gains from the sale of auto loans, inclusive of allocations related to funds transfer pricing, compared to the prior year.

The provision for loan losses increased 64% for the year ended December 31, 2005, as a result of significant organic loan growth, $16.0 million of estimated future incremental losses resulting from the Gulf Coast Hurricanes, and losses related to the enactment of the new bankruptcy legislation.

Non-interest expense increased 48% for the year ended December 31, 2005, driven by growth in the loan portfolio and incremental operating and integration expenses related to the 2005 acquisitions.

For the year ended, December 31, 2005, the Auto Finance segment’s net charge-off rate was down 58 basis points from the prior year. Net charge-offs of Auto Finance segment loans increased $77.1 million, or 25%, while average Auto Finance loans for the year ended December 31, 2005 grew $4.9 billion, or 52%, compared to the prior year. The decrease in the charge-off rate was primarily driven by the acquisition of Onyx Acceptance Corporation, which originates and services a portfolio of mostly prime auto receivables, improved loan quality, collections performance and favorable industry trends, and a $20.4 million one-time acceleration of charge-offs in 2004 related to a change in the charge-off recognition process for auto loans in bankruptcy.

The 30-plus day delinquency rate for the Auto Finance segment was up 21 basis points at December 31, 2005. The increase in delinquencies was the result of a spike in bankruptcy filings prior to the enactment of the new bankruptcy legislation in October 2005 and the $20.4 million one-time acceleration of charge-offs in December 2004, which moved delinquent accounts to charge-off status in that year.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total Auto Finance segment loans increased 18% at December 31, 2004, compared to the prior year. The increase in auto loans was primarily the result of growth in prime loans originated through the internet and growth in loans originated in the dealer segment. For the year ended December 31, 2004, the net income contribution from the Auto Finance segment increased 65% compared to 2003, as a result of growth in the loan portfolio and improving credit loss experience.

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

For the year ended December 31, 2004, the Auto Finance segment’s net charge-off rate was down 134 basis points from the prior year. Net charge-offs of Auto Finance segment loans decreased $54.8 million, or 15%, while average Auto Finance loans for the year ended December 31, 2004 grew $1.5 billion, or 19%, compared to the prior year. The decrease in the charge-off rate was primarily driven by improved loan quality, collections performance and favorable industry trends, partially offset by a $20.4 million one-time acceleration of charge-offs related to a change in the charge-off recognition process for auto loans in bankruptcy.

The 30-plus day delinquency rate for the Auto Finance segment was down 205 basis points at December 31, 2004. The decrease in delinquencies was the result of a higher mix of prime loans and improved delinquency performance of non-prime loans.

Global Financial Services Segment

Table 4: Global Financial Services

	As of and for the Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Earnings (Managed Basis)
Net interest income	$1,680,522	$1,421,508	$1,072,098
Non-interest income	1,022,756	844,192	605,821
Total revenue	2,703,278	2,265,700	1,677,919
Provision for loan losses	925,777	683,612	595,543
Non-interest expense	1,496,678	1,265,549	988,321
Income before taxes	280,823	316,539	94,055
Income taxes	94,796	103,459	29,216
Net income	$186,027	$213,080	$64,839
Selected Metrics (Managed Basis)
Period end loans	$23,386,490	$21,240,325	$16,507,937
Average loans	22,212,680	18,639,180	13,904,693
Net charge-off rate	3.97%	3.39%	3.83%
30+ day delinquency rate	2.83	2.81	2.70

The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other consumer financial service activities.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Global Financial Services segment’s loan portfolio increased 10% year over year as a result of the underlying performance of our North American businesses.

Global Financial Services net income decreased 13% for the year ended December 31, 2005 as a result of increases in provision for loan losses and non-interest expense and one-time gains on the sales of the Company’s joint venture investment in South Africa and French loan portfolio that occurred during 2004, offset by increases in revenue. Total revenue increased 19% for the year ended December 31, 2005 as a result of a 19% growth in average loans for the same period and contributions from the Global Financial Services businesses acquired in 2005.

The provision for loan losses increased 35% for the year ended December 31, 2005, as a result of growth in the loan portfolio combined with deteriorating credit quality metrics in the U.K. during 2005.

Non-interest expense in 2005 included a $28.2 million impairment charge related to the write-off of goodwill and other charges related to the Company’s insurance brokerage business. Non-interest expense in 2004 included expense associated with a change in fixed asset capitalization thresholds and impairment of internally developed software. Exclusive of these one time charges and a $20.5 million reduction in employee termination and facility consolidation charges, non-interest expense for the year ended December 31, 2005, increased 18% in line with the 19% growth in average managed loans.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total Global Financial Services segment loans increased 29% at December 31, 2004, compared to the prior year. The increase in total loans reflects the Company’s continued successful efforts to diversify its loan portfolio, an increase in account growth and the impact of changes in foreign currency exchange rates. Net income contribution from the Global Financial Services segment for the year ended December 31, 2004, increased $148.2 million, compared to the prior year. Global Financial Services segment net income includes after-tax charges of $17.0 million related to severance and facility consolidation resulting from cost reduction initiatives, $2.4 million related to changes in asset capitalization thresholds, and $10.3 million from the impairment of internally developed software. The overall improvement in the Global Financial Services segment’s financial performance was primarily due to the success of many of the Company’s larger diversification businesses in the U.S. and U.K.

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

The Global Financial Services segment’s net charge-off rate was, down 44 basis points for 2004 when compared with the prior year. Net charge-offs increased $99.1 million, or 19% during 2004 while average Global Financial Services segment loans grew $4.7 billion, or 34%. The decrease in the net charge-off rate was driven primarily by a bias toward originating higher credit quality loans within the Global Financial Services segment, improved collection experience and an overall improvement in economic conditions.

The 30-plus day delinquency rate for the Global Financial Services segment was, up 11 basis points at December 31, 2004. Global Financial Services delinquencies increased primarily as a result of an expansion of the international loan portfolio during 2004.

VIII. Funding

Funding Availability

The Company has established access to a variety of funding sources. Table 5 illustrates the Company’s unsecured funding sources and its two auto securitization warehouses.

Table 5: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)(5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$4,160	—
Senior Domestic Bank Note Program(3)	4/97	—	$212	—
Credit Facility	6/04	$750	—	6/07
Capital One Auto Loan Facility I	—	$3,969	$381	—
Capital One Auto Loan Facility II	3/05	$151	$599	—
Corporation Shelf Registration	10/05	$2,500	N/A	—
(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $5.9 billion at December 31, 2005.

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

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of December 31, 2005, the Capital One Auto Loan Facility I had the capacity to issue up to $4.4 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of December 31, 2005, the Capital One

Auto Loan Facility II had the capacity to issue up to $750.0 million in secured notes. The Capital One Auto Loan Facility II has a renewal date of March 27, 2006. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of December 31, 2005, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts. This shelf registration statement was updated in October 2005 to increase capacity to an aggregate amount not to exceed $2.5 billion.

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

In November 2005, in connection with the Hibernia acquisition, the Company assumed $100.0 million of ten year 5.35% fixed rate subordinated notes. The Company also assumed $51.5 million aggregate principal amount of 9.0% junior subordinated debentures due June 30, 2032 and $10.3 million aggregate principal amount of floating rate (LIBOR plus 3.05%, reset quarterly) junior subordinated debentures due June 30, 2033. The debentures were issued by a subsidiary of Hibernia to Coastal Capital Trust I (“CCTI”) and Coastal Capital Trust II (“CCTII”). CCTI and CCTII are considered business trusts. The trust preferred securities represent a beneficial interest in the assets of the business trusts.

In connection with the Hibernia acquisition, the Company also assumed Federal Reserve Home Loan Bank (FHLB) advances which are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB stock totaled $105.2 million at December 31, 2005 and is included in securities available for sale.

Deposits

The Company continues to expand its retail deposit gathering efforts through its direct marketing channels. With the completion of the Hibernia acquisition, retail deposits will also be originated through the existing Hibernia branch network and through De Novo branch expansion.

Deposits from the direct marketing business continued to grow due to expansion in marketed channels, such as the internet.

With the acquisition of Hibernia, Capital One acquired a new channel for deposit growth. The branch network offers a broader set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposits (“CDs”). Hibernia experienced an increase in incremental deposits since the Gulf Coast Hurricanes due in part to customers receiving federal funds and insurance payments.

As of December 31, 2005, the Company had $47.9 billion in deposits of which $2.4 billion were held in foreign banking offices and $11.0 billion represented large domestic denomination certificates of $100 thousand or more.

Table 6 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of December 31, 2005.

Table 6: Maturities of Large Denomination Certificates—$100,000 or More

	December 31, 2005
(Dollars in thousands)	Balance	Percent
Three months or less	$1,815,619	16.52%
Over 3 through 6 months	1,163,411	10.59
Over 6 through 12 months	1,798,701	16.37
Over 12 months through 10 years	6,211,723	56.52

Total	$10,989,454	100.00%

Table 7 shows the composition of average deposits for the periods presented.

Table 7: Deposit Composition and Average Deposit Rates

	Year Ended December 31, 2005
	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing—domestic	$628,648	2.17%	N/A
NOW accounts	63,889	0.22	2.02%
Money market deposit accounts	3,941,591	13.58	3.02
Savings Accounts	408,781	1.41	2.22
Other consumer time deposits	11,759,791	40.52	2.90

Total core deposits	16,802,700	57.90	2.91
Public fund certificate of deposits of $100,000 or more	202,568	0.70	3.45
Certificates of deposit of $100,000 or more	9,350,957	32.22	6.01
Foreign time deposits	2,663,427	9.18	5.04

Total deposits	$29,019,652	100.00%	4.13%

Table 8 reflects the costs of other borrowings of the Company as of and for each of the years ended December 31, 2005, 2004 and 2003.

Table 8: Short Term Borrowings

(Dollars in Thousands)	Maximum Outstanding as of any Month-End	Outstanding as of Year-End	Average Outstanding	Average Interest Rate	Year-End Interest Rate
2005:
Federal funds purchased and resale agreements	$2,332,173	$745,719	$704,458	2.69%	3.62%
Other	1,453,181	1,271,014	840,860	4.88	2.09
Total		$2,016,733	$1,545,318	3.88%	2.66%
2004:
Federal funds purchased and resale agreements	$1,154,073	$1,154,073	$503,482	1.29%	1.78%
Other	1,318,404	201,622	763,303	3.85	2.10
Total		$1,355,695	$1,266,785	2.83%	1.83%
2003:
Federal funds purchased and resale agreements	$1,025,000	$45,000	$412,637	1.01%	0.97%
Other	1,835,238	1,152,947	1,006,804	2.82	1.81
Total		$1,197,947	$1,419,441	2.30%	1.78%

Additional information regarding funding can be found on pages 93-96 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 9”.

Funding Obligations

Table 9 summarizes the amounts and maturities of the contractual funding obligations of the Company, including off-balance sheet funding.

Table 9: Funding Obligations

As of December 31, 2005	Total	Up to 1 year	1-3 years	4-5 years	After 5 years
Interest-bearing deposits	$43,092,096	$22,162,105	$9,823,370	$9,739,034	$1,367,587
Senior and subordinated notes	6,743,979	1,220,438	1,950,491	1,093,316	2,479,734
Other borrowings(1)	15,534,161	6,194,521	6,262,285	3,058,620	18,735
Operating leases	283,920	57,503	98,531	54,410	73,476
Off-balance sheet securitization amortization	45,227,433	9,323,251	19,824,086	8,155,324	7,924,772
Total obligations	$110,881,589	$38,957,818	$37,958,763	$22,100,704	$11,864,304
(1)	Other borrowings includes secured borrowings for the Company’s on-balance sheet auto loan securitizations, junior subordinated capital income securities and debentures, FHLB advances, federal funds purchased and resale agreements and other short-term borrowings.

The terms of the lease and credit facility agreements related to certain other borrowings and operating leases in Table 9 require several financial covenants (including performance measures and equity ratios) to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted above. As of December 31, 2005, the Company was not in default of any such covenants.

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

To facilitate liquidity risk management, the Company uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Company obtains funds through the gathering of deposits, issuing debt and equity, and securitizing assets. Further liquidity is provided to the Company through committed facilities. As of December 31, 2005, the Corporation, the Bank, the Savings Bank, the National Bank and COAF collectively had over $10.8 billion in unused commitments under various credit facilities (including the Collateralized Revolving Credit Facility) and unused conduit capacity available for liquidity needs.

Additionally, the Company maintains a portfolio of highly rated and highly liquid securities in order to provide adequate liquidity and to meet its ongoing cash needs. As of December 31, 2005, the Company had $13.3 billion of such securities, cash and cash equivalents, net of pledged securities of $5.1 billion.

As discussed in “Off-Balance Sheet Arrangements,” a significant source of liquidity for the Company has been the securitization of consumer loans. As of December 31, 2005 the Company funded approximately 43% of its managed loans (51% excluding Hibernia loans) through off-balance sheet securitizations. The Company expects to securitize additional loan principal receivables during 2006. The Company’s securitization program has maturities in 2006 and through 2025. The revolving securitizations have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization could have a significant effect on the ability of the Bank, the Savings Bank and the National Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet and accordingly would require incremental regulatory capital. As such amounts mature or are otherwise paid, the Company believes it can securitize additional consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect.

The Company is a leading issuer in the securitization markets. Despite the size and relative stability of these markets and the Company’s position as a leading issuer, if these markets experience difficulties the Company may be unable to securitize its loan receivables or to do so at favorable pricing levels. Factors affecting the Company’s ability to securitize its loan receivables or to do so at favorable pricing levels include the overall credit quality of the Company’s securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. If the Company was unable to continue to securitize its loan receivables at current levels, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The resulting change in the Company’s current liquidity sources could potentially subject the Company to certain risks. These risks would include an increase in the Company’s cost of funds, an increase in the reserve and the provision for possible credit losses as more loans would remain on the Company’s consolidated balance sheet, and limited or no loan growth, if the Company were unable to find alternative and cost-effective funding sources. In addition, if the Company could not continue to remove the loan receivables from the balance sheet the Company would possibly need to raise additional capital to support loan and asset growth.

Based on past deposit activity, the Company expects to retain a portion of its deposit balances as they mature. Therefore, the Company anticipates the net cash outflow related to deposits within the next year will be significantly less than reported in Table 13. The Company utilizes deposits to fund loan and other asset growth and to diversify funding sources.

Core deposits are comprised of domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits. The Company maintains a Grand Cayman branch for issuing Eurodollar time deposits.

The Company has deposits that are obtained through the use of a third-party intermediary. Included in these deposits at December 31, 2005, were brokered deposits of $11.4 billion, compared to $9.1 billion at December 31, 2004. These deposits represented 24% and 36% of total deposits at December 31, 2005 and 2004, respectively. If these brokered deposits are not renewed at maturity, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At December 31, 2005, the Bank, the Savings Bank, the National Bank and the Company were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Company’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Company’s direct deposits.

Other funding programs established by the Company include senior and subordinated notes. At December 31, 2005, the Company had $6.7 billion in senior and subordinated notes outstanding that mature in varying amounts from 2006 to 2017, as compared to $6.9 billion at December 31, 2004.

An additional source of funding for the Bank is provided by its global bank note program. Notes may be issued under this program with maturities of thirty days or more from the date of issue. At December 31, 2005, the Bank had $4.4 billion in bank notes outstanding. The bank notes are included in long-term debt and senior and subordinated notes in the Company’s balance sheet.

Subsidiary banks are members of various Federal Home Loan Banks (“FHLB”) that provide a source of funding through advances. These advances carry maturities from one month to 20 years. At December 31, 2005, the Company had $1.5 billion of advances from the FHLBs. All FHLB borrowings are collateralized with mortgage-related assets which may include residential and commercial mortgages and home equity loans.

The Company also held $9.2 billion in available-for-sale investment securities, net of $5.1 billion in pledged available-for-sale investment securities and $4.1 billion of cash and cash equivalents at December 31, 2005, compared to $7.7 billion in investment securities, net of $1.6 billion in pledged investment securities and $1.4 billion of cash and cash equivalents at December 31, 2004. As of December 31, 2005, the weighted average life of the investment securities was approximately 3.4 years. These investment securities, along with cash and cash equivalents, provide increased liquidity and flexibility to support the Company’s funding requirements.

The Company has a $750.0 million credit facility committed through June 2007. The Company may take advances under the facility subject to covenants and conditions customary in a transaction of this nature. This facility may be used for general corporate purposes and was not drawn upon at December 31, 2005.

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

Additional information regarding derivative instruments can be found on pages 112-114 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 22”.

IX. Market Risk Management

Interest Rate Risk

Interest rate risk refers to changes in earnings or the net present value of assets and off-balance sheet positions less liabilities (termed “economic value of equity”) due to interest rate changes. To the extent that managed interest income and expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings and the economic value of equity could be affected. The Company manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity and repricing characteristics of various balance sheet categories and by entering into interest rate swaps.

The Company’s measurement of interest rate risk considers both earnings and market value exposures. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The analysis reflects known balances and contractual maturities when available. Balance sheet positions lacking contractual maturities and those with a likelihood of maturity prior to their contractual term are assumed to mature consistent with business line expectations or, when available in the case of marketable securities, market expectations. As of December 31, 2005, the Company’s Asset/Liability Management Policy limited the change in projected 12-month net interest income due to instantaneous parallel rate shocks of +/-300 basis points to less than 3% of base net interest income. As of December 31, 2005 the Company estimated a 1.2% reduction in 12-month net interest income for an immediate 300 basis point rate increase and a 0.3% reduction in 12-month net interest income for an immediate 300 basis point rate decline.

In addition to limits related to possible changes in 12-month net interest income, as of December 31, 2005 the Asset/Liability Management Policy limited the pre-tax change in economic value of equity due to instantaneous parallel rate shocks of 100 basis points to less than 6%. As of December 31, 2005, the estimated reduction in economic value of equity due to an adverse 100 basis point rate shock was 2.8%.

The Company has revised its Asset/Liability Management Policy effective January 31, 2006. The Company continues to limit the decline in 12-month net interest income due to an instantaneous parallel rate shock to less than 3% of base net interest income. The Company will now measure that risk over a +/- 200 basis point rate shock which better reflects the overall level of volatility in the market. The Company will also use the same rate shock for its economic value of equity limit. Accordingly, the economic value of equity limit has been scaled to 12% to reflect the increased rate shock.

The precision of the measures used to manage interest rate risk is limited due to the inherent uncertainty of the underlying forecast assumptions. These measures do not consider the impact of the effects of changes in the overall level of economic activity associated with various interest rate scenarios. In addition, the measurement of interest rate sensitivity does not reflect the ability of management to take action to mitigate further exposure to changes in interest rates, including, within legal and competitive constraints, the repricing of interest rates on outstanding credit card loans.

Table 10 reflects the interest rate repricing schedule for earning assets and interest-bearing liabilities as of December 31, 2005.

Table 10: Interest Rate Sensitivity

	As of December 31, 2005—Subject to Repricing
(Dollars in Millions)	Within 180 Days	>180 Days- 1 Year	>1 Year- 5 Years	Over 5 Years
Earning assets:
Federal funds sold and resale agreements	$1,306	$—	$—	$—
Interest-bearing deposits at other banks	743	—	—	—
Securities available for sale	784	521	4,916	8,129
Other	184	37	187	19
Loans	27,425	5,893	24,225	2,305
Total earning assets	30,442	6,451	29,328	10,453
Interest-bearing liabilities:
Interest-bearing deposits	23,418	5,000	13,558	1,116
Senior and subordinated notes	1,218	2	3,044	2,480
Other borrowings	9,240	2,085	4,189	20
Total interest-bearing liabilities	33,876	7,087	20,791	3,616
Non-rate related net items	—	—	—	(11,304)
Interest sensitivity gap	(3,434)	(636)	8,537	(4,467)
Impact of swaps	2,777	(406)	(1,742)	(629)
Impact of consumer loan securitizations	(7,697)	413	7,444	(160)
Interest sensitivity gap adjusted for impact of securitizations and swaps	$(8,354)	$(629)	$14,239	$(5,256)
Adjusted gap as a percentage of managed assets	(6.24)%	(0.47)%	10.64%	(3.93)%
Adjusted cumulative gap	$(8,354)	$(8,983)	$5,256	$—
Adjusted cumulative gap as a percentage of managed assets	(6.24)%	(6.71)%	3.93%	0.00%

Foreign Exchange Risk

The Company is exposed to changes in foreign exchange rates which may impact translated income and expense associated with foreign operations. In order to limit earnings exposure to foreign exchange risk, the Company’s Asset/Liability Management Policy requires that material foreign currency denominated transactions be hedged. As of December 31, 2005, the estimated reduction in 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability is less than 1%. The precision of this estimate is also limited due to the inherent uncertainty of the underlying forecast assumptions.

X. Capital

Capital Adequacy

The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”) while the Savings Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (the “OTS”) and the National Bank is subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”) (collectively, the “regulators”). The capital adequacy guidelines require the Company, the Bank, the Savings Bank and the National Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items. In addition, the Bank, Savings Bank and National Bank must also adhere to the regulatory framework for prompt corrective action.

The most recent notifications received from the regulators categorized the Bank, the Savings Bank and the National Bank as “well-capitalized.” As of December 31, 2005, the Company’s, the Bank’s, the Savings Bank’s and the National Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company, the Bank, the Savings Bank’s or the National Bank’s capital category.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of December 31, 2005. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

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

Additionally, regulatory restrictions exist that limit the ability of the Bank, Savings Bank and National Bank to transfer funds to the Corporation. As of December 31, 2005, retained earnings of the Bank, the Savings Bank and the National Bank of $464.1 million, $377.2 million and $30.3 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

Additional information regarding capital adequacy can be found on pages 105-106 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 18”.

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

XI. Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2006, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations and do not take into account any acquisitions that might occur during the year. Certain statements are forward looking, and therefore actual results could differ materially from those in the Company’s forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Business—Risk Factors.”

Expected Earnings

The Company expects diluted earnings per share of $7.40 to $7.80, which represents an increase of between 10% and 16% over its diluted earnings per share of $6.73 in 2005. The company also expects its managed loan growth rate to be between 7% and 9% in 2006.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affect fees, charge-offs and provision expense), the growth rate of its branches and deposits, and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2006 earnings are the portion of its loan portfolio it holds in higher credit quality assets, the level of off-balance sheet securitizations, changes in consumer payment behavior, the amount of and quality of deposits it generates, the competitive, legal, regulatory and reputational environment, the level of investments, growth in its businesses, and the health of the economy and its labor markets.

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

Return on Managed Assets

The Company expects continued stability in its annual return on managed assets, generally consistent with 2004 and 2005 managed ROA of 1.73% and 1.72% respectively. The Company expects a decline in revenue margin, due to its bias towards lower loss assets, which is expected to be offset primarily by reductions in provision expense and also by reductions in operating costs as a percent of assets.

The Company’s objective is to continue expanding in consumer financial services, which may include expansion into additional geographic markets, additional bank branches, and other consumer loan products via organic growth and/or acquisitions of other companies. In each business line, the Company expects to apply its proprietary marketing capabilities to identify new product and new market opportunities, and to make investment decisions based on the Company’s extensive testing and analysis.

The Company’s lending and deposit products are subject to intense competitive pressures that management anticipates will continue to increase as its markets mature, and it could affect the economics of decisions that the Company has made or will make in the future in ways that it did not anticipate, test or analyze.

U.S. Card Segment

The Company’s U.S. Card segment consisted of $49.5 billion of managed U.S. consumer credit card loans as of December 31, 2005, marketed to consumers. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers.

The competitive environment is currently intense for credit card products. Industry mail volume has increased substantially in recent years, resulting in declines in response rates to the Company’s new customer solicitations over time. Additionally, the increase in other consumer loan products, such as home equity loans, puts pressure on growth throughout the credit card industry. These competitive pressures remain significant as a result of, among other things, increasing consolidation within the industry. The industry’s response to this competitive pressure has been to increase mail volumes to record levels, and in some parts of the market, most notably, with respect to the prime revolver customers, offer extremely low up front pricing that appears to make profitability heavily dependent on penalty repricing well beyond “go to” rates for a substantial percentage of customers. The Company is choosing to limit its marketing in those selected parts of the market because it believes the prevailing pricing practices will compromise both economic returns and customer loyalty over the long term. Instead, the Company is focusing its efforts where it sees better opportunities to deliver profitable growth and create long term customer loyalty, such as in reward cards. Despite intense competitor pressure, the Company continues to believe that its marketing capabilities and credit risk management will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements.

Auto Finance Segment

The Company’s Auto Finance segment consisted of $16.4 billion of managed U.S. auto loans as of December 31, 2005, marketed across the full credit spectrum, via direct and dealer marketing channels.

The 2005 acquisitions of Onyx Acceptance Corporation, the Key Bank non-prime portfolio, and the National Bank, along with its auto lending business, have strengthened the Auto Finance segment’s competitive position. The acquisitions have enhanced our ability to lend across the entire credit spectrum and provided operating scale. The Company expects to integrate these businesses more fully in 2006, and realize cost efficiencies and marketing synergies that will drive originations growth.

The Company believes that its strong risk management skills, increasing operating scale, full credit spectrum product offerings and multi-channel marketing approach will enable it to continue to increase market share in the Auto Finance industry.

Global Financial Services Segment

The Global Financial Services segment consisted of $23.4 billion of managed loans as of December 31, 2005, including international lending activities, small business lending, installment loans, home loans, point of sale financing and other consumer financial service activities.

The Company expects continued loan, credit and profit pressure from a deteriorating credit environment in its U.K. business. Despite this pressure, the Company continues to expect profitable long term growth from its U.K. business and is experiencing strong results from its North American business.

Banking

With the acquisition of the National Bank on November 16, 2005, Capital One entered the branch banking market. Because the transaction closed in the middle of the quarter, Hibernia’s results were not separately reported as a segment in the fourth quarter results. Beginning in the first quarter of 2006, a new banking segment will be disclosed, but it will not have the same mix of business as the former National Bank.

Hibernia has experienced a significant increase in deposits since the Gulf Coast Hurricanes in August 2005. The increase is partially due to customers receiving federal funds and insurance payments relating to the hurricanes. The Company expects that some of these incremental deposits will permanently remain with Hibernia, while others will be withdrawn and used for rebuilding or reinvestment in the Gulf Coast area.

The Company expects integration costs of around $90 million in 2006, and continues to expect total integration costs and operating synergies to be broadly in line with original estimates when the Hibernia transaction was announced in March 2005.

XII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31
	2005			2004			2003
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$31,891,276	$4,226,617	13.25%	$27,376,799	$3,614,142	13.20%	$23,280,135	$3,366,054	14.46%
International	4,083,531	452,652	11.08%	3,539,760	390,384	11.03%	2,754,408	353,301	12.83%
Total consumer loans	35,974,807	4,679,269	13.01%	30,916,559	4,004,526	12.95%	26,034,543	3,719,355	14.29%
Small business loans	4,257,805	298,671	7.01%	3,349,109	229,894	6.86%	2,643,073	212,940	8.06%
Commercial loans	501,625	32,899	6.56%	—	—	—	—	—	—
Total loans	40,734,237	5,010,839	12.30%	34,265,668	4,234,420	12.36%	28,677,616	3,932,295	13.71%
Securities available for sale	10,120,453	388,576	3.84%	8,879,785	312,374	3.52%	5,335,492	192,594	3.61%
Other
Domestic	3,235,350	248,281	7.67%	2,577,403	192,901	7.48%	2,836,531	215,957	7.61%
International	1,407,559	79,185	5.63%	932,813	54,725	5.87%	512,658	26,808	5.23%
Total Other	4,642,909	327,466	7.05%	3,510,216	247,626	7.05%	3,349,189	242,765	7.25%
Total earning assets	55,497,599	$5,726,881	10.32%	46,655,669	$4,794,420	10.28%	37,362,297	$4,367,654	11.69%
Cash and due from banks	1,000,240			506,483			387,167
Allowance for loan losses	(1,482,948)			(1,473,003)			(1,627,020)
Premises and equipment, net	842,368			874,960			833,343
Other	5,503,241			4,083,943			4,239,626
Total assets	$61,360,500			$50,648,052			$41,195,413
Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$25,838,996	$1,043,211	4.04%	$22,517,293	$916,343	4.07%	$18,550,273	$817,515	4.41%
International	2,531,739	129,926	5.13%	1,795,996	93,202	5.19%	1,217,690	74,135	6.09%
Total Deposits	28,370,735	1,173,137	4.14%	24,313,289	1,009,545	4.15%	19,767,963	891,650	4.51%
Senior and subordinated notes	6,820,811	421,218	6.18%	7,203,423	486,812	6.76%	5,915,300	423,826	7.16%
Other borrowings
Domestic	11,195,697	451,725	4.03%	8,518,817	295,029	3.46%	7,061,192	267,066	3.78%
International	15,441	559	3.62%	1,360	56	4.12%	1,532	23	1.50%
Total Other borrowings	11,211,138	452,284	4.03%	8,520,177	295,085	3.46%	7,062,724	267,089	3.78%
Total interest-bearing liabilities	46,402,684	$2,046,639	4.41%	40,036,889	$1,791,442	4.47%	32,745,987	$1,582,565	4.83%
Non-interest bearing deposits	648,917
Other	3,714,631			3,315,616			3,125,956
Total liabilities	50,766,232			43,352,505			35,871,943
Equity	10,594,268			7,295,547			5,323,470
Total liabilities and equity	$61,360,500			$50,648,052			$41,195,413
Net interest spread			5.91%			5.81%			6.86%
Interest income to average earning assets			10.32%			10.28%			11.69%
Interest expense to average earning assets			3.69%			3.84%			4.24%
Net interest margin			6.63%			6.44%			7.45%
(1)	Interest income includes past-due fees on loans of approximately $776.5 million, $792.0 million and $799.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

TABLE B—INTEREST VARIANCE ANALYSIS

	Year Ended December 31
	2005 vs. 2004			2004 vs. 2003
		Change due to(1)			Change due to(1)
(Dollars in thousands)	Increase (Decrease) (2)	Volume	Yield/Rate	Increase (Decrease)(2)	Volume	Yield/Rate

Interest Income:
Consumer loans
Domestic	$612,475	$598,259	$14,216	$248,088	$557,858	$(309,770)
International	62,268	60,266	2,002	37,083	91,268	(54,185)
Total	674,743	657,861	16,882	285,171	653,989	(368,818)
Small business loans	68,777	63,640	5,137	16,954	51,465	(34,511)
Commercial loans	32,899	32,899	—	—	—	—
Total loans	776,419	795,804	(19,385)	302,125	716,011	(413,886)
Securities available for sale	76,202	46,057	30,145	119,780	124,802	(5,022)
Other
Domestic	55,380	50,378	5,002	(23,056)	(19,446)	(3,610)
International	24,460	26,793	(2,333)	27,917	24,302	3,615
Total	79,840	79,889	(49)	4,861	11,471	(6,610)
Total interest income	932,461	912,330	20,131	426,766	997,989	(571,223)

Interest Expense:
Deposits
Domestic	126,868	134,163	(7,295)	98,828	164,969	(66,141)
International	36,724	37,769	(1,045)	19,067	31,243	(12,176)
Total	163,592	167,793	(4,201)	117,895	192,915	(75,020)
Senior notes	(65,594)	(25,007)	(40,587)	62,986	88,136	(25,150)
Other borrowings
Domestic	156,696	102,739	53,957	27,963	51,829	(23,866)
International	503	511	(8)	33	(3)	36
Total	157,199	103,292	53,907	27,996	51,821	(23,825)
Total interest expense	255,197	281,105	(25,908)	208,877	332,758	(123,881)
Net interest income	$677,264	$583,965	$93,299	$217,889	$631,687	$(413,798)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C—MANAGED LOAN PORTFOLIO

	Year Ended December 31
(In Thousands)	2005	2004	2003	2002	2001
Year-End Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$16,389,054	$16,536,789	$15,287,651	$12,641,380	$11,006,129
International	3,356,415	4,017,585	2,752,343	2,603,731	2,243,340
Total credit cards	19,745,469	20,554,374	18,039,994	15,245,111	13,249,469
Installment loans
Domestic	5,763,538	4,475,838	3,799,618	2,903,176	2,234,569
International	551,460	493,846	249,560	158,644	131,248
Total installment loans	6,314,998	4,969,684	4,049,178	3,061,820	2,365,817
Auto loans(1)	18,041,894	9,997,497	8,466,873	6,992,541	3,957,729
Mortgage loans	5,281,009	—	—	—	—
Total consumer loans	49,383,370	35,521,555	30,556,045	25,299,472	19,573,015
Small business loans	6,414,243	2,694,036	2,294,224	2,044,458	1,347,999
Commercial loans	4,050,068	—	—	—	—
Total reported loans	59,847,681	38,215,591	32,850,269	27,343,930	20,921,014
Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	33,059,990	32,088,151	30,983,631	28,264,650	22,107,925
International	6,740,949	6,023,346	4,644,961	2,568,166	1,595,656
Total credit cards	39,800,939	38,111,497	35,628,592	30,832,816	23,703,581
Installment loans
Domestic	2,621,652	2,163,538	1,720,254	1,160,607	639,368
International	—	—	—	—	—
Total installment loans	2,621,652	2,163,538	1,720,254	1,160,607	639,368
Auto loans(1)	1,116,761	—	—	—	—
Mortgage loans	—	—	—	—	—
Total consumer loans	43,539,352	40,275,035	37,348,846	31,993,423	24,342,949
Small business loans	2,140,458	1,370,673	1,045,681	409,184	—
Commercial loans	—	—	—	—	—
Total securitization adjustments	45,679,810	41,645,708	38,394,527	32,402,607	24,342,949
Managed loans:
Consumer loans:
Credit cards
Domestic	49,449,044	48,624,940	46,271,282	40,906,030	33,114,054
International	10,097,364	10,040,931	7,397,304	5,171,897	3,838,996
Total credit cards	59,546,408	58,665,871	53,668,586	46,077,927	36,953,050
Installment loans
Domestic	8,385,190	6,639,376	5,519,872	4,063,783	2,873,937
International	551,460	493,846	249,560	158,644	131,248
Total installment loans	8,936,650	7,133,222	5,769,432	4,222,427	3,005,185
Auto loans(1)	19,158,655	9,997,497	8,466,873	6,992,541	3,957,729
Mortgage loans	5,281,009	—	—	—	—
Total consumer loans	92,922,722	75,796,590	67,904,891	57,292,895	43,915,964
Small business loans	8,554,701	4,064,709	3,339,905	2,453,642	1,347,999
Commercial loans	4,050,068	—	—	—	—
Total managed loans	$105,527,491	$79,861,299	$71,244,796	$59,746,537	$45,263,963

	Year Ended December 31
(In Thousands)	2005	2004	2003	2002	2001
Average Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$12,073,407	$12,243,466	$10,807,685	$12,131,105	$9,939,426
International	3,530,174	3,192,501	2,563,165	2,633,724	2,576,728
Total credit cards	15,603,581	15,435,967	13,370,850	14,764,829	12,516,154
Installment loans
Domestic	6,087,114	5,828,325	4,672,744	2,453,183	1,666,395
International	553,357	347,259	191,243	154,289	59,280
Total installment loans	6,640,471	6,175,584	4,863,987	2,607,472	1,725,675
Auto loans(1)	13,056,708	9,305,008	7,799,706	5,768,238	2,015,899
Mortgage loans	674,047	—	—	—	—
Total consumer loans	35,974,807	30,916,559	26,034,543	23,140,539	16,257,728
Small business loans	4,257,805	3,349,109	2,643,073	1,895,480	1,026,578
Commercial loans	501,625	—	—	—	—
Total reported loans	40,734,237	34,265,668	28,677,616	25,036,019	17,284,306
Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	34,612,169	33,529,885	30,452,104	24,712,671	17,214,116
International	6,452,707	5,159,458	3,254,331	1,951,547	609,328
Total credit cards	41,064,876	38,689,343	33,706,435	26,664,218	17,823,444
Installment loans
Domestic	1,133,036	438,364	332,439	1,054,484	504,567
International	—	—	—	—	—
Total installment loans	1,133,036	438,364	332,439	1,054,484	504,567
Auto loans(1)	1,608,989	—	—	—	—
Mortgage loans	—	—	—	—	—
Total consumer loans	43,806,901	39,127,707	34,038,874	27,718,702	18,328,011
Small business loans	723,885	318,298	195,463	44,845	—
Commercial loans	—	—	—	—	—
Total securitization adjustments	44,530,786	39,446,005	34,234,337	27,763,547	18,328,011
Managed loans:
Consumer loans:
Credit cards
Domestic	46,685,576	45,773,351	41,259,789	36,843,776	27,153,542
International	9,982,881	8,351,959	5,817,496	4,585,271	3,186,056
Total credit cards	56,668,457	54,125,310	47,077,285	41,429,047	30,339,598
Installment loans
Domestic	7,220,150	6,266,689	5,005,183	3,507,667	2,170,962
International	553,357	347,259	191,243	154,289	59,280
Total installment loans	7,773,507	6,613,948	5,196,426	3,661,956	2,230,242
Auto loans(1)	14,665,697	9,305,008	7,799,706	5,768,238	2,015,899
Mortgage loans	674,047	—	—	—	—
Total consumer loans	79,781,708	70,044,266	60,073,417	50,859,241	34,585,739
Small business loans	4,981,690	3,667,407	2,838,536	1,940,325	1,026,578
Commercial loans	501,625	—	—	—	—
Total	$85,265,023	$73,711,673	$62,911,953	$52,799,566	$35,612,317
(1)	Auto loans includes the auto loans of Hibernia.

TABLE D—COMPOSITION OF REPORTED LOAN PORTFOLIO

	As of December 31
	2005		2004		2003		2002		2001
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$49,383,370	82.51%	$35,521,555	92.95%	$30,556,045	93.02%	$25,299,472	92.52%	$19,573,015	93.56%
Small business loans	6,414,243	10.72%	2,694,036	7.05%	2,294,224	6.98%	2,044,458	7.48%	1,347,999	6.44%
Commercial loans	4,050,068	6.77%	—	—	—	—	—	—	—	—
Total	$59,847,681	100.00%	$38,215,591	100.00%	$32,850,269	100.00%	$27,343,930	100.00%	$20,921,014	100.00%

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	As of December 31
	2005		2004		2003		2002(1)		2001
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$59,847,681	100.00%	$38,215,591	100.00%	$32,850,269	100.00%	$27,343,930	100.00%	$20,921,014	100.00%
Loans delinquent:
30-59 days	1,055,027	1.76%	741,723	1.94%	755,930	2.30%	762,040	2.79%	494,871	2.37%
60-89 days	401,640	0.67%	313,559	0.82%	362,766	1.10%	373,451	1.37%	233,206	1.11%
90-119 days	230,780	0.39%	196,457	0.51%	207,353	0.63%	238,091	0.87%	144,957	0.69%
120-149 days	104,817	0.18%	120,589	0.32%	149,246	0.45%	174,651	0.64%	85,580	0.41%
150 or more days	86,744	0.14%	99,866	0.26%	98,164	0.31%	125,636	0.45%	53,943	0.26%
Total	$1,879,008	3.14%	$1,472,194	3.85%	$1,573,459	4.79%	$1,673,869	6.12%	$1,012,557	4.84%
Loans delinquent by geographic area:
Domestic	1,789,926	3.20%	1,380,022	4.05%	1,509,370	5.06%	1,611,650	6.56%	930,077	5.02%
International	89,082	2.28%	92,172	2.04%	64,089	2.13%	62,219	2.25%	82,480	3.47%
Managed:
Loans outstanding	$105,527,491	100.00%	$79,861,299	100.00%	$71,244,796	100.00%	$59,746,537	100.00%	$45,263,963	100.00%
Loans delinquent:
30-59 days	1,620,075	1.54%	1,299,782	1.63%	1,335,231	1.87%	1,366,072	2.29%	934,681	2.06%
60-89 days	740,917	0.70%	664,629	0.83%	718,247	1.01%	753,735	1.26%	502,959	1.11%
90-119 days	498,927	0.47%	479,404	0.60%	488,471	0.69%	526,710	0.88%	353,750	0.78%
120-149 days	309,587	0.29%	336,924	0.42%	365,971	0.51%	394,721	0.66%	251,434	0.56%
150 or more days	254,314	0.24%	273,339	0.34%	270,009	0.38%	304,156	0.51%	198,823	0.44%
Total	$3,423,820	3.24%	$3,054,078	3.82%	$3,177,929	4.46%	$3,345,394	5.60%	$2,241,647	4.95%
(1)	2002 reported and managed delinquency rates include 28 basis point and 13 basis point increases, respectively, related to the one-time impact of the 2002 change in recoveries assumption.

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003	2002	2001
Reported:
Average loans outstanding	$40,734,237	$34,265,668	$28,677,616	$25,036,019	$17,284,306
Net charge-offs	1,446,649	1,295,568	1,646,360	1,259,684	822,257
Net charge-offs as a percentage of average loans outstanding	3.55%	3.78%	5.74%	5.03%	4.76%
Managed:
Average loans outstanding	$85,265,023	$73,711,673	$62,911,953	$52,799,566	$35,612,617
Net charge-offs	3,623,154	3,251,761	3,683,887	2,769,249	1,655,947
Net charge-offs as a percentage of average loans outstanding	4.25%	4.41%	5.86%	5.24%	4.65%

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the periods indicated.

2005
Nonaccrual loans:
Consumer	$17,557
Small business	29,292
Commercial	58,757
Total nonperforming loans	105,606
Foreclosed assets	7,537
Excess bank-owned property	899
Total nonperforming assets	$114,042
(1)	The Company assumed nonperforming assets in connection with the Hibernia acquisition and therefore did not have any nonperforming assets prior to 2005.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN LOSSES

Table H sets forth activity in the allowance for loan losses for the periods indicated.

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003	2002	2001
Balance at beginning of year	$1,505,000	$1,595,000	$1,720,000	$840,000	$527,000
Provision for loan losses:
Domestic	1,327,968	1,085,467	1,388,463	2,025,885	1,048,972
International	163,104	135,385	129,034	123,443	71,485
Total provision for loan losses	1,491,072	1,220,852	1,517,497	2,149,328	1,120,457
Acquisitions	224,144	—
Other	(12,731)	(15,284)	3,863	(9,644)	14,800
Charge-offs:
Consumer loans:
Domestic	(1,532,499)	(1,473,103)	(1,722,348)	(1,261,265)	(842,329)
International	(193,360)	(135,198)	(146,152)	(127,276)	(110,285)
Total consumer loans	(1,725,859)	(1,608,301)	(1,868,500)	(1,388,541)	(952,614)
Small business loans	(139,894)	(140,972)	(135,828)	(102,300)	(65,736)
Commercial loans	(83)	—	—	—	—
Total charge-offs	(1,865,836)	(1,749,273)	(2,004,328)	(1,490,841)	(1,018,350)
Principal recoveries:
Consumer loans:
Domestic	384,266	388,573	304,003	191,717	165,909
International	43,560	43,212	37,619	27,745	19,991
Total consumer loans	427,826	431,785	341,622	219,462	185,900
Small business loans	20,476	21,920	16,346	11,695	10,193
Commercial loans	49	—	—	—	—
Total principal recoveries	448,351	453,705	357,968	231,157	196,093
Net charge-offs	(1,417,485)	(1,295,568)	(1,646,360)	(1,259,684)	(822,257)
Balance at end of year	$1,790,000	$1,505,000	$1,595,000	$1,720,000	$840,000
Allowance for loan losses to loans at end of year	2.99%	3.94%	4.86%	6.29%	4.02%
Allowance for loan losses by geographic distribution:
Domestic	$1,639,277	$1,354,849	$1,477,314	$1,636,405	$784,857
International	150,723	150,151	117,686	83,595	55,143
Allowance for loan losses by loan category:
Consumer loans:
Domestic	$1,405,909	$1,222,083	$1,341,850	$1,507,655	$735,097
International	150,723	150,151	117,686	83,595	55,143
Total consumer loans	1,556,632	1,372,234	1,459,536	1,591,250	790,240
Small business loans	183,275	132,766	135,464	128,750	49,760
Commercial loans	38,700	—	—	—	—
Unallocated	11,393	—	—	—	—
Total loans	$1,790,000	$1,505,000	$1,595,000	$1,720,000	$840,000

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” on pages 56-58.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

December 31 (In Thousands, Except Share and Per Share Data)	2005	2004
Assets:
Cash and due from banks	$2,022,175	$327,517
Federal funds sold and resale agreements	1,305,537	773,695
Interest-bearing deposits at other banks	743,555	309,999
Cash and cash equivalents	4,071,267	1,411,211
Securities available for sale	14,350,249	9,300,454
Loans	59,847,681	38,215,591
Less: Allowance for loan losses	(1,790,000)	(1,505,000)
Net loans	58,057,681	36,710,591
Accounts receivable from securitizations	4,904,547	4,081,271
Premises and equipment, net	1,191,406	817,704
Interest receivable	563,542	252,857
Goodwill	3,906,399	352,157
Other	1,656,320	821,010
Total assets	$88,701,411	$53,747,255
Liabilities:
Non-interest bearing deposits	$4,841,171	$50,155
Interest-bearing deposits	43,092,096	25,636,802

Total deposits	47,933,267	25,686,957
Senior and subordinated notes	6,743,979	6,874,790
Other borrowings	15,534,161	9,637,019
Interest payable	371,681	237,227
Other	3,989,409	2,923,073
Total liabilities	74,572,497	45,359,066
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 302,786,444 and 248,354,259 issued as of December 31, 2005 and 2004, respectively	3,028	2,484
Paid-in capital, net	6,848,544	2,711,327
Retained earnings	7,378,015	5,596,372
Cumulative other comprehensive income	6,129	144,759
Less: Treasury stock, at cost; 2,025,160 and 1,520,962 shares as of December 31, 2005 and 2004, respectively	(106,802)	(66,753)
Total stockholders’ equity	14,128,914	8,388,189
Total liabilities and stockholders’ equity	$88,701,411	$53,747,255

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In Thousands, Except Per Share Data)	2005	2004	2003
Interest Income:
Loans, including past-due fees	$5,010,839	$4,234,420	$3,932,295
Securities available for sale	388,576	312,374	192,594
Other	327,466	247,626	242,765
Total interest income	5,726,881	4,794,420	4,367,654
Interest Expense:
Deposits	1,173,137	1,009,545	891,650
Senior and subordinated notes	421,218	486,812	423,826
Other borrowings	452,284	295,085	267,089
Total interest expense	2,046,639	1,791,442	1,582,565
Net interest income	3,680,242	3,002,978	2,785,089
Provision for loan losses	1,491,072	1,220,852	1,517,497
Net interest income after provision for loan losses	2,189,170	1,782,126	1,267,592
Non-Interest Income:
Servicing and securitizations	3,945,183	3,635,465	3,211,639
Service charges and other customer-related fees	1,493,690	1,482,658	1,630,185
Interchange	514,196	475,810	376,785
Other	405,036	306,224	197,315
Total non-interest income	6,358,105	5,900,157	5,415,924
Non-Interest Expense:
Salaries and associate benefits	1,749,738	1,642,721	1,570,415
Marketing	1,379,938	1,337,780	1,118,422
Communications and data processing	580,992	475,355	448,110
Supplies and equipment	355,734	349,920	344,049
Occupancy	152,090	206,614	185,179
Other	1,499,781	1,309,829	1,190,548
Total non-interest expense	5,718,273	5,322,219	4,856,723
Income before income taxes and cumulative effect of accounting change	2,829,002	2,360,064	1,826,793
Income taxes	1,019,855	816,582	675,914
Income before cumulative effect of accounting change	1,809,147	1,543,482	1,150,879
Cumulative effect of accounting change, net of taxes of $8,832	—	—	15,037
Net income	$1,809,147	$1,543,482	$1,135,842
Basic earnings per share before cumulative effect of accounting change	$6.98	$6.55	$5.12
Basic earnings per share after cumulative effect of accounting change	$6.98	$6.55	$5.05
Diluted earnings per share before cumulative effect of accounting change	$6.73	$6.21	$4.92
Diluted earnings per share after cumulative effect of accounting change	$6.73	$6.21	$4.85
Dividends paid per share	$0.11	$0.11	$0.11

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2002	227,073,162	$2,271	$1,704,470	$2,966,948	$(15,566)	$(34,952)	$4,623,171
Comprehensive income:
Net income	—	—	—	1,135,842	—	—	1,135,842
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $12,247	—	—	—	—	(20,853)	—	(20,853)
Foreign currency translation adjustments	—	—	—	—	71,290	—	71,290
Unrealized gains on cash flow hedging instruments, net of income taxes of $28,359	—	—	—	—	48,287	—	48,287
Other comprehensive income	—	—	—	—	98,724	—	98,724
Comprehensive income							1,234,566
Cash dividends—$.11 per share	—	—	—	(24,282)	—	—	(24,282)
Purchases of treasury stock						(14,569)	(14,569)
Issuances of common and restricted stock, net of forfeitures	3,755,271	38	35,609	—	—	—	35,647
Exercise of stock options and related tax benefits	5,524,481	55	147,532	—	—	—	147,587
Amortization of compensation expense for restricted stock awards	—	—	40,743	—	—	—	40,743
Common stock issuable under incentive plan	—	—	8,706	—	—	—	8,706
Other items, net	—	—	242	—	—	—	242
Balance, December 31, 2003	236,352,914	2,364	1,937,302	4,078,508	83,158	(49,521)	6,051,811
Comprehensive income:
Net income	—	—	—	1,543,482	—	—	1,543,482
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $29,048	—	—	—	—	(51,112)	—	(51,112)
Foreign currency translation adjustments	—	—	—	—	65,242	—	65,242
Unrealized gains on cash flow hedging instruments, net of income taxes of $26,516	—	—	—	—	47,471	—	47,471
Other comprehensive income	—	—	—	—	61,601	—	61,601
Comprehensive income							1,605,083
Cash dividends—$.11 per share	—	—	—	(25,618)	—	—	(25,618)
Purchase of treasury stock	—	—	—	—	—	(17,232)	(17,232)
Issuances of common and restricted stock, net of forfeitures	(59,534)	(1)	23,911	—	—	—	23,910
Exercise of stock options and related tax benefits	12,060,879	121	622,940	—	—	—	623,061
Amortization of compensation expense for restricted stock awards	—	—	87,431	—	—	—	87,431
Common stock issuable under incentive plan	—	—	39,743	—	—	—	39,743
Balance, December 31, 2004	248,354,259	2,484	2,711,327	5,596,372	144,759	(66,753)	8,388,189
Comprehensive income:
Net income	—	—	—	1,809,147	—	—	1,809,147
Other comprehensive loss, net of income tax benefit:
Unrealized losses on securities, net of income tax benefit of $31,706	—	—	—	—	(54,876)	—	(54,876)
Foreign currency translation adjustments	—	—	—	—	(113,189)	—	(113,189)
Unrealized gains on cash flow hedging instruments, net of income taxes of $21,373	—	—	—	—	29,435	—	29,435
Other comprehensive loss	—	—	—	—	(138,630)	—	(138,630)
Comprehensive income							1,670,517
Cash dividends—$.11 per share	—	—	—	(27,504)	—	—	(27,504)
Purchase of treasury stock	—	—	—	—	—	(40,049)	(40,049)
Issuances of common and restricted stock, net of forfeitures	11,059,437	110	761,371	—	—	—	761,481
Exercise of stock options and related tax benefits	10,489,976	105	506,897	—	—	—	507,002
Amortization of compensation expense for restricted stock awards	—	—	89,761	—	—	—	89,761
Common stock issuable under incentive plan	—	—	59,735	—	—	—	59,735
Issuance of common stock for acquisition	32,882,772	329	2,710,623	—	—	—	2,710,952
Allocation of ESOP shares			8,830				8,830
Balance, December 31, 2005	302,786,444	$3,028	$6,848,544	$7,378,015	$6,129	$(106,802)	$14,128,914

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In Thousands)	2005	2004	2003
Operating Activities:
Net Income	$1,809,147	$1,543,482	$1,135,842
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of accounting change	—	—	23,869
Provision for loan losses	1,491,072	1,,220,852	1,517,497
Depreciation and amortization, net	425,640	381,852	384,016
Impairment of long-lived assets	13,272	69,769	10,250
Losses on sales of securities available for sale	6,817	23,049	9,366
Gains on sales of auto loans	(14,087)	(40,342)	(66,436)
Losses on repurchase of senior notes	12,444	4,287	—
Stock plan compensation expense	149,496	127,174	49,449
Changes in assets and liabilities, net of effects from purchase of companies acquired:
(Increase) decrease in interest receivable	(180,867)	(38,562)	3,217
(Increase) decrease in accounts receivable from securitizations	(658,805)	664,204	(1,132,630)
(Increase) decrease in other assets	(65,030)	307,960	557,347
Increase (decrease) in interest payable	92,906	(18,788)	19,934
Increase (decrease) in other liabilities	550,043	269,373	(477,467)
Net cash provided by operating activities	3,632,048	4,514,310	2,034,254
Investing Activities:
Purchases of securities available for sale	(3,688,180)	(6,564,370)	(4,609,649)
Proceeds from maturities of securities available for sale	2,009,517	1,713,373	1,451,582
Proceeds from sales of securities available for sale	941,512	1,274,862	1,671,025
Proceeds from sale of automobile loans	257,230	931,003	2,007,263
Proceeds from securitizations of loans	9,482,333	10,854,927	11,466,122
Net increase in loans	(16,627,879)	(18,927,583)	(20,946,541)
Principal recoveries of loans previously charged off	448,351	453,705	357,968
Additions of premises and equipment, net	(159,823)	(208,975)	(262,650)
Net receipts from companies acquired	450,562	—	—
Net cash used in investing activities	(6,886,377)	(10,473,058)	(8,864,880)
Financing Activities:
Net increase in deposits	2,239,553	3,233,915	5,094,222
Net increase in other borrowings	2,923,270	1,840,148	1,253,025
Issuances of senior notes	1,262,035	998,190	2,489,878
Maturities of senior notes	(876,567)	(1,031,892)	(1,059,940)
Repurchases of senior notes	(648,840)	(128,747)	—
Purchases of treasury stock	(40,049)	(17,232)	(4,069)
Dividends paid	(27,504)	(25,618)	(24,282)
Net proceeds from issuances of common stock	770,311	23,910	25,147
Proceeds from exercise of stock options	312,176	497,003	118,149
Net cash provided by financing activities	5,914,385	5,389,677	7,892,130
Increase (decrease) in cash and cash equivalents	2,660,056	(569,071)	1,061,504
Cash and cash equivalents at beginning of year	1,411,211	1,980,282	918,778
Cash and cash equivalents at end of year	$4,071,267	$1,411,211	$1,980,282

See Notes to Consolidated Financial Statements.

Note 1

Significant Accounting Policies

Business

The Consolidated Financial Statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a diversified financial services company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products and deposit products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products, Capital One Auto Finance, Inc. (“COAF”), which offers automobile and other motor vehicle financing products and Hibernia National Bank (the “National Bank”) which offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are collectively referred to as the “Company.”

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of SFAS 154 when applicable in future reporting periods.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, (“SFAS 153”). SFAS 153 requires exchanges of nonmonetary assets to be measured at the fair value of the assets exchanged. SFAS 153 applies to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the consolidated earnings or financial position of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires compensation cost related to share-based payment transactions to be recognized in the financial statements, and that the cost be measured based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) issued an amendment in April 2005 deferring the effective date of SFAS 123 (R) to begin with the first interim or annual reporting period of the Company’s fiscal year which would be after December 15, 2005 for the Company. In December 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation, (“SFAS 123”), under the prospective method allowed by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, (“SFAS 148”), to all awards granted, modified, or settled after January 1, 2003. The provisions of SFAS 123(R) must be applied using the modified prospective method which requires the Company to recognize compensation expense for the unvested portion of all awards granted prior to January 1, 2003. The adoption of SFAS 123(R) will not have a material impact on the consolidated earnings or financial position of the Company.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It applies to individual loan purchases, portfolio purchases, and loans acquired in a purchase business combination. It does not apply to loans to borrowers in good standing under revolving credit agreements (which include credit cards and home equity loans), mortgage loans held for sale, and loans originated by the Company.

The Company’s acquired loans, subject to SOP 03-3, are recorded at fair value and no separate valuation allowance is recorded at the date of acquisition. The Company reviews each loan at acquisition to determine if it should be accounted for under SOP 03-3 and if so, determines whether each such loan is to be accounted for individually or whether such loans will be aggregated into pools of loans based on common risk characteristics. The Company makes an estimate of the total cash flows it expects to collect from the loans (or pools of loans), which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the loans is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the loans. Any adjustments to the acquisition date fair value of the acquired loans made during the refinement of the allocation of purchase price will impact accretable yield. The Company also determines the loans’ contractual principal and contractual interest payments. The excess of that amount over the total cash flows it expects to collect from the loans is referred to as nonaccretable difference, which is not accreted into income. The Company continues to estimate cash flows expected to be collected over the life of the loans. Subsequent increases in total cash flows it expects to collect are recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the loans. Subsequent decreases in cash flows expected to be collected over the life of the loans are recognized as impairment in the current period through a valuation allowance. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. See Note 7 for further discussion of SOP 03-3.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks. Cash paid for interest for the years ended December 31, 2005, 2004 and 2003 was $1.9 billion, $1.8 billion and $1.6 billion, respectively. Cash paid for income taxes for the years ended December 31, 2005, 2004 and 2003 was $654.8 million, $705.1 million and $571.2 million, respectively.

Securities Available for Sale

The Company classifies all debt securities as securities available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method. The Company evaluates its unrealized loss positions for impairment in accordance with FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.

Revenue Recognition

The Company recognizes earned finance charges and fee income on loans according to the contractual provisions of the credit arrangements. When the Company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of finance charge and fee receivables using a formula based on historical account migration patterns and current delinquency status. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue. The amount of finance charge and fees suppressed were $1.0 billion, $1.1 billion and $2.0 billion for the years ended December 31, 2005, 2004 and 2003, respectively.

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by MasterCard International Inc. (“MasterCard”) and Visa U.S.A. Inc. (“Visa”) and are based on cardholder purchase volumes. The Company recognizes interchange income as earned.

Annual membership fees and direct loan origination costs are deferred and amortized over one year on a straight-line basis. Dealer fees and premiums are deferred and amortized over the average life of the related loans using the interest method for auto loan originations. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan. Deferred fees (net of deferred costs) were $217.8 million and $302.5 million as of December 31, 2005 and 2004, respectively.

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

Loan Securitizations

Loan securitization involves the transfer of a pool of loan receivables to a trust or other special purpose entity. The trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of asset backed securities and distributes the proceeds to the Company as consideration for the loans transferred. The Company removes loan receivables from the Consolidated Balance Sheets for securitizations that qualify as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125 (“SFAS 140”). The trusts are qualified special purpose entities as defined by SFAS 140 and are not subsidiaries of the Company and are not included in the Company’s consolidated financial statements. Gains on securitization transactions, fair value adjustments related to residual interests and earnings on the Company’s securitizations are included in servicing and securitizations income in the Consolidated Statements of Income and amounts due from the trusts are included in accounts receivable from securitizations on the Consolidated Balance Sheets.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolio. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is determined primarily based on a migration analysis of delinquent and current accounts, on forward loss curves and historical loss trends. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. In evaluating the sufficiency of the allowance for loan losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of the collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable.

The Company generally charges off credit card loans at 180 days past the due date, and generally charges off other consumer loans, including auto loans, at 120 days past the due date or upon repossession of collateral. Commercial loans charge off when the amounts are deemed uncollectible. Bankrupt consumers’ accounts, excluding auto accounts, are generally charged-off within 30 days of receipt of the bankruptcy petition. Bankrupt auto accounts are charged-off at 120 days past the due date. Amounts collected on previously charged-off accounts related to principal are included in recoveries for the determination of net charge-offs. Costs to recover previously charged-off accounts are recorded as collection expense in other non-interest expense.

Commercial and certain small business loans are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning full collectibility of both principal and interest. Real estate secured loans are placed in nonaccrual status at 180 days past due.

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

Goodwill and Other Intangible Assets

The Company performs annual impairment tests for acquisition goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

Other intangible assets that have a finite life are amortized on an accelerated basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. At December 31, 2005, intangible assets included on the Consolidated Balance Sheet consist of core deposit intangibles, trust intangibles, lease intangibles and other intangibles.

Marketing

The Company expenses marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired.

Credit Card Fraud Losses

The Company experiences fraud losses from the unauthorized use of credit cards. Transactions suspected of being fraudulent are charged to non-interest expense after a 60 day investigation period.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Segments

The accounting policies of operating and reportable segments, as defined by the Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are the same as those described elsewhere in this footnote. Revenue for all segments is derived from external parties. Performance evaluation of and resource allocation to each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results. See Note 3, Segments, for further discussion of the Company’s operating and reportable segments.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the balance sheet and in the operating section of the statement of cash flows as increases (decreases) of other assets and other liabilities. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

	For the years ended December 31
Pro Forma Information	2005	2004	2003
Net income, as reported	$1,809,147	$1,543,482	$1,135,842
Stock-based employee compensation expense included in reported net income	87,578	77,800	31,842
Stock-based employee compensation expense determined under fair value based method(1)	(104,261)	(192,904)	(173,707)
Pro forma net income	$1,792,464	$1,428,378	$993,977

Earnings per share:
Basic—as reported	$6.98	$6.55	$5.05
Basic—pro forma	$6.92	$6.06	$4.42

Diluted—as reported	$6.73	$6.21	$4.85
Diluted—pro forma	$6.61	$5.71	$4.33
(1)	Includes amortization of compensation expense for current year grants and prior year grants over the options’ vesting period.

Note 2

Business Combinations

Hibernia Corporation

On November 16, 2005, the Company acquired 100% of the outstanding common stock of Hibernia Corporation (“Hibernia”), a financial holding company with operations in Louisiana and Texas. Hibernia offers a variety of banking products and services, including consumer, commercial and small business loans and demand and term deposit accounts.

The acquisition was accounted for under the purchase method of accounting, and, as such, the assets and liabilities of Hibernia were recorded at their respective fair values as of November 16, 2005. The results of Hibernia’s operations were included in the Company’s Consolidated Statement of Income commencing November 16, 2005.

The total consideration of $5.0 billion, which includes the value of outstanding stock options, was settled through the issuance of 32.9 million shares of the Company’s common stock and payment of $2.2 billion in cash. Under the terms of the transaction, each share of Hibernia common stock was exchanged for $30.46 in cash or 0.3792 shares of the Company’s common stock or a combination of common stock and cash based on the aforementioned conversion rates, based on the average of the closing prices on the NYSE of the Company’s common stock during the five trading days ending the day before the completion of the merger, which was $80.32.

A reconciliation of the excess consideration paid by the Company over Hibernia’s net assets acquired (“goodwill”) is as follows:

Costs to acquire Hibernia:
Capital One common stock issued	$2,606,375
Cash consideration paid	2,231,039
Fair value of employee stock options	104,577
Investment banking, legal, and consulting fees	29,596
Total consideration paid for Hibernia	4,971,587

Hibernia’s net assets at fair value:
Hibernia’s stockholders’ equity at November 16, 2005	1,995,913
Elimination of Hibernia’s intangibles (including goodwill)	(359,951)
Adjustments to reflect assets acquired at fair value:
Net loans	(174,917)
Property, plant and equipment	69,266
Other identified intangibles	20,709
Deferred tax asset (not including CDI related deferred tax liability)	58,698
Adjustments to reflect liabilities assumed at fair value:
Interest-bearing deposits	1,358
Borrowings	(7,445)
Personnel related liabilities	(43,252)
Other liabilities assumed	(24,126)
Less: Adjusted identifiable net assets acquired	(1,536,253)

Core deposit intangibles:
Adjustment to recognize core deposit intangibles	(380,000)
Adjustment to recognize deferred tax liability from core deposit intangibles	133,000
Less: Core deposit intangibles and related deferred tax liability	(247,000)
Total preliminary goodwill	$3,188,334

The following condensed balance sheet of Hibernia discloses the amount assigned to each major asset and liability caption at the acquisition date. The allocation of the final purchase price is still subject to refinement as the integration process continues and additional information becomes available.

December 31, 2005
Assets
Cash and cash equivalents	$3,165,154
Securities available for sale	4,439,736
Net loans	15,924,520
Goodwill	3,188,334
Core deposit intangibles	380,000
Other assets	884,127
Total assets	$27,981,871

Liabilities
Deposits	$20,006,757
Senior and subordinated notes	97,463
Other borrowings	2,417,621
Other liabilities	488,443
Total liabilities	23,010,284
Net assets acquired	$4,971,587

The following unaudited pro forma condensed statements of income assume that the Company and Hibernia were combined at the beginning of the respective periods presented.

	Years ended December 31
	2005	2004
Net interest income	$4,338,674	$3,696,867
Non-interest income	6,738,549	6,287,583
Provision for loan losses	1,728,864	1,269,102
Non-interest expense	6,402,653	6,030,969
Income taxes	1,060,403	929,379
Minority interest, net of income taxes	(92)	76
Net income	$1,885,395	$1,754,924
Basic earnings per share	$6.55	$6.54
Diluted earnings per share	$6.43	$6.21
(1)	Pro forma adjustments include the following adjustments: accretion for loan fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for interest-bearing deposits fair value premium, accretion for subordinated notes fair value premium, addition of interest expense for other borrowings used to fund the acquisition, and related amortization for intangibles acquired, net of Hibernia’s historical intangible amortization expense.

Other 2005 Acquisitions

During 2005, the Company closed acquisitions of Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity broker; InsLogic, an insurance brokerage firm and eSmartloan, a U.S. based online originator of home equity loans and mortgages, in all cash transactions. The acquisitions created approximately $391.4 million of goodwill, in the aggregate. See Note 17 “Goodwill and Other Intangible Assets” on page 104 for further discussion. These acquisitions when considered individually or in aggregate under relevant disclosure guidance do not require the presentation of separate pro forma financial information.

Note 3

Segments

The Company maintains three distinct operating segments: U.S. Card, Auto Finance, and Global Financial Services. The U.S. Card segment consists of domestic credit card lending activities. The Auto Finance segment consists of automobile and other motor vehicle financing activities. The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities. The U.S. Card, Auto Finance and Global Financial Services segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other category includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments and the banking business recently added through the acquisition of Hibernia Corporation, investments in external companies, and various non-lending activities. The Other category also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

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

See Note 1, Significant Accounting Policies, for the accounting policies of the reportable segments.

	Year Ended December 31, 2005
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$4,793,956	$1,149,377	$1,680,522	$31,599	$7,655,454	$(3,975,212)	$3,680,242
Non-interest income	3,321,457	19,951	1,022,756	195,234	4,559,398	1,798,707	6,358,105
Provision for loan losses	2,279,109	459,513	925,777	3,178	3,667,577	(2,176,505)	1,491,072
Non-interest expenses	3,356,600	506,480	1,496,678	358,515	5,718,273	—	5,718,273
Income tax provision (benefit)	870,351	71,268	94,796	(16,560)	1,019,855	—	1,019,855
Net income (loss)	$1,609,353	$132,067	$186,027	$(118,300)	$1,809,147	$—	$1,809,147
Loans receivable	$49,463,522	$16,372,019	$23,386,490	$16,305,460	$105,527,491	$(45,679,810)	$59,847,681

	Year Ended December 31, 2004
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$4,655,897	$797,936	$1,421,508	$(240,599)	$6,634,742	$(3,631,764)	$3,002,978
Non-interest income	3,219,567	80,712	844,192	80,115	4,224,586	1,675,571	5,900,157
Provision for loan losses	2,207,888	279,981	683,612	5,564	3,177,045	(1,956,193)	1,220,852
Non-interest expenses	3,499,918	342,761	1,265,549	213,991	5,322,219	—	5,322,219
Income tax provision (benefit)	780,357	92,126	103,459	(159,360)	816,582	—	816,582
Net income (loss)	$1,387,301	$163,780	$213,080	$(220,679)	$1,543,482	$—	$1,543,482
Loans receivable	$48,609,571	$9,997,497	$21,240,325	$13,906	$79,861,299	$(41,645,708)	$38,215,591

	Year Ended December 31, 2003
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments	Total Reported
Net interest income	$4,287,814	$727,987	$1,072,098	$(49,985)	$6,037,914	$(3,252,825)	$2,785,089
Non-interest income	3,583,357	101,984	605,821	(90,536)	4,200,626	1,215,298	5,415,924
Provision for loan losses	2,647,406	382,952	595,543	(70,877)	3,555,024	(2,037,527)	1,517,497
Non-interest expenses	3,348,894	289,414	988,321	253,963	4,880,592	—	4,880,592
Income tax provision (benefit)	693,702	58,314	29,216	(114,150)	667,082	—	667,082
Net income (loss)	$1,181,169	$99,291	$64,839	$(209,457)	$1,135,842	$—	$1,135,842
Loans receivable	$46,278,750	$8,466,873	$16,507,937	$(8,764)	$71,244,796	$(38,394,527)	$32,850,269

Significant Segment Adjustments

The Gulf Coast Hurricanes’ Impacts

As a result of the Gulf Coast Hurricanes of 2005, the Company recorded a $28.5 million allowance for loan losses and recognized a $15.6 million write-down on retained interests related to its loan securitization programs. Of the additional allowance build, $10.0 million was allocated to the U.S. Card segment, $2.5 million was allocated to the Global Financial Services segment, and $16.0 million was allocated to the Auto Finance segment. The $15.6 million write-down of retained interests was held in the Other category. The impact of the hurricanes on Hibernia was reflected in Hibernia’s results prior to the acquisition.

Bankruptcy Legislation Impacts

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (“new bankruptcy legislation”) became effective in October 2005. As a result, the Company experienced a significant increase in bankruptcy related charge-offs during 2005 which is reflected in the provision for loan losses. The majority of the increase was allocated to the U.S. Card segment.

Non-recurring Operating Expense Items

During the year ended December 31, 2005 and 2004, the Company recognized non-interest expense of $76.3 million and $161.2 million, respectively, for employee termination and facility consolidation charges related to continued cost reduction initiatives and other less material one-time charges. Of these amounts, $41.7 million and $109.6 million was allocated to the U.S. Card segment, $24.9 million and $45.4 million was allocated to the Global Financial Services segment, $8.5 million and $4.5 million was allocated to the Auto Finance segment and the remainder was held in the Other category for the years ended December 31, 2005 and 2004, respectively.

During 2005, the Company closed on the sale of its Tampa, Florida facilities. The ultimate sales price was greater than the impaired value of the held-for-sale property, and as such, the Company reversed $18.8 million of its previously recorded 2004 impairment in Occupancy expense. Of this amount, $17.4 million was allocated to the U.S. Card segment, $1.3 million was allocated to the Global Financial Services segment, and the remainder of the balance was held in the Other category.

During 2005, the Company recognized a $20.6 million prepayment penalty for the refinancing of the McLean Headquarters facility. Of this amount, $16.8 million was allocated to the U.S. Card segment, $2.7 million was allocated to the Global Financial Services segment, $0.6 million was allocated to the Auto Finance segment, and the remainder of the balance was held in the Other category.

During 2005, the Company recognized a $28.2 million impairment charge related to the write-off of the Company’s insurance brokerage business. The charge was recorded in non-interest expense and fully allocated to the Global Financial Services segment.

Other

During, 2005, the Company sold previously purchased charged-off loan portfolios resulting in a gain of $34.0 million which was reported in non-interest income and held in the Other category.

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

A $15.0 million ($23.9 million pre-tax) charge for the cumulative effect of a change in accounting principle related to the adoption of FIN 46 was included in non-interest expense and reported in the Other category for segment reporting for the year ended December 31, 2003.

Auto Loans

During the years ended December 31, 2005, 2004 and 2003, the Company sold auto loans of $257.7 million, $901.3 million and $1.9 billion, respectively. These transactions resulted in pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing of $4.5 million, $41.7 million and $57.3 million in 2005, 2004 and 2003, respectively. In addition the Company recognized an additional $12.5 million in gains related to the settlement of contingencies from prior period sales of auto receivables for the year ended December 31, 2005.

During the year ended December 31, 2004, the Company changed its practice for charging-off auto loans when notified of a bankruptcy. Auto loans in bankruptcy are now charged-off at 120 days past due. This change in practice resulted in the acceleration of $20.4 million in charge-offs for the Auto Finance segment in 2004.

Note 4

Securities Available for Sale

Securities available for sale as of December 31, 2005, 2004 and 2003 were as follows:

	Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Amortized Cost Totals
December 31, 2005
U.S. Treasury and other U.S. government agency obligations	$867,737	$2,741,771	$789,664	$4,020	$4,403,192	$4,480,536
Collateralized mortgage obligations	84,531	3,840,768	85,777	—	4,011,076	4,084,633
Mortgage backed securities	4,528	3,601,471	509,398	9,683	4,125,080	4,138,804
Asset backed securities	231,395	1,064,668	92,506	—	1,388,569	1,391,930
Other	188,979	10,349	20,722	202,282	422,332	386,581
Total	$1,377,170	$11,259,027	$1,498,067	$215,985	$14,350,249	$14,482,484

December 31, 2004
U.S. Treasury and other U.S. government agency obligations	$324,888	$3,335,853	$801,448	$—	$4,462,189	$4,492,021
Collateralized mortgage obligations	138,734	3,194,358	73,375	72,883	3,479,350	3,495,207
Mortgage backed securities	—	1,163,943	—	55,688	1,219,631	1,220,577
Asset back securities	—	—	—	20,551	20,551	20,532
Other	24,815	389	1,052	92,477	118,733	114,026
Total	$488,437	$7,694,543	$875,875	$241,599	$9,300,454	$9,342,363

Securities available for sale included pledged securities of $5.1 billion and $1.6 billion at December 31, 2005 and 2004, respectively.

Unrealized gains (losses) on securities included gross unrealized gains of $52.3 million, $28.2 million and $43.0 million, and gross unrealized losses of $184.5 million, $70.3 million and $11.6 million, as of December 31, 2005, 2004 and 2003, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the investments in an unrealized loss position, aggregated by investment category, at December 31, 2005 and 2004.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2005
U.S. Treasury and other U.S. government agency obligations	$1,646,461	$21,017	$2,302,986	$56,448	$3,949,447	$77,465
Collateralized mortgage obligations	1,633,672	27,716	1,613,960	48,347	3,247,632	76,063
Mortgage backed securities	1,119,539	14,115	350,523	12,282	1,470,062	26,397
Asset backed securities	560,506	2,759	105,579	1,513	666,085	4,272
Other	95,993	350	—	—	95,993	350
Total	$5,056,171	$65,957	$4,373,048	$118,590	$9,429,219	$184,547

December 31, 2004
U.S. Treasury and other U.S. government agency obligations	$3,243,505	$39,883	$89,608	$5	$3,333,113	$39,888
Collateralized mortgage obligations	2,116,482	20,411	143,364	3,184	2,259,846	23,595
Mortgage backed securities	600,394	4,723	84,016	2,032	684,410	6,755
Other	4,156	29	—	—	4,156	29
Total	$5,964,537	$65,046	$316,988	$5,221	$6,281,525	$70,267

The Company has determined that these investments have only temporary impairment based on a number of criteria, including the timeframe of the unrealized loss position, the nature of the investments and the Company’s intent and ability to hold the fixed income securities to maturity.

U.S. Treasury and other U.S. government agency Obligations. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

Collateralized Mortgage Obligations. The unrealized losses on the Company’s investment in collateralized mortgage obligations were caused by interest rate increases. Since the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

Mortgage-Backed Securities. The unrealized losses of the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Since the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

Asset-Backed Securities. The unrealized losses on the Company’s investments in asset-backed security items were primarily a reflection of the interest rate environment. Since the decline in market value is attributable to a rise in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

Other. The unrealized losses on the Company’s investments in other items were a reflection of the interest rate environment. Since the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

	Weighted Average Yields
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2005
U.S. Treasury and other U.S. government agency obligations	4.29%	4.67%	4.51%	4.46%
Collateralized mortgage obligations	4.98	5.20	5.38	—
Mortgage backed securities	8.01	5.06	5.52	6.67
Asset backed securities	4.67	4.71	4.69	—
Other	5.52	3.65	3.34	4.12
Total	4.57%	4.98%	4.90%	4.26%

The distribution of mortgage-backed securities, collateralized mortgage obligations, and asset backed securities is based on average expected maturities. Actual maturities could differ because issuers may have the right to call or prepay obligations.

Weighted average yields were determined based on amortized cost. Gross realized gains on sales of securities were $7.4 million, $1.3 million, and $10.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Gross realized losses were $14.2 million, $24.4 million, and $19.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 5

Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31
	2005	2004	2003
Balance at beginning of year	$1,505,000	$1,595,000	$1,720,000
Provision for loan losses	1,491,072	1,220,852	1,517,497
Acquisitions	224,144	—	—
Other	(12,731)	(15,284)	3,863
Charge-offs	(1,865,836)	(1,749,273)	(2,004,328)
Principal recoveries	448,351	453,705	357,968
Net charge-offs	(1,417,485)	(1,295,568)	(1,646,360)
Balance at end of year	$1,790,000	$1,505,000	$1,595,000

Loans totaling approximately $422.3 million and $416.9 million, representing amounts which were greater than 90 days past due, were included in the Company’s reported loan portfolio as of December 31, 2005 and 2004, respectively.

Note 6

Loans

The composition of the loan portfolio was as follows:

	December 31
(In Thousands)	2005	2004
Year-End Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$16,389,054	$16,536,789
International	3,356,415	4,017,585
Total credit cards	19,745,469	20,554,374
Installment loans
Domestic	5,763,538	4,475,838
International	551,460	493,846
Total installment loans	6,314,998	4,969,684
Auto loans	18,041,894	9,997,497
Mortgage loans	5,281,009	—
Total consumer loans	49,383,370	35,521,555
Small business loans	6,414,243	2,694,036
Commercial loans	4,050,068	—
Total reported loans	$59,847,681	$38,215,591

As a result of the Gulf Coast Hurricanes, the Company adopted a policy to temporarily defer loan payments for consumer loans and selected small business and commercial loans to borrowers in the impacted areas. In most cases, the deferred payments are resulting in the extension of the underlying loan term. The past-due status of any delinquent loan was effectively frozen at the respective date of each of the hurricanes such that no further payment aging would occur. The deferral period for the majority of impacted loans is expected to lapse in January 2006. Additionally, the deferral had the impact of reducing charge-offs and transfers to nonperforming status.

Note 7

Loans Acquired in a Transfer

In conjunction with the Hibernia merger transaction, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. Those loans are accounted for under Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) and are as follows:

(In Thousands)	2005
Contractually required principal and interest at acquisition:
Consumer	$2,932,051
Small business	1,188,341
Commercial	911,965
Total	$5,032,357
Nonaccretable difference (expected losses and foregone interest)	215,025
Cash flows expected to be collected at acquisition	$4,817,332
Accretable yield (interest component of expected cash flows)	602,729
Basis in acquired loans at acquisition	$4,214,603

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at December 31, 2005 and is as follows:

December 31, 2005
Consumer	$2,428,886
Small business	925,412
Commercial	769,739
Total outstanding balance	$4,124,037
Carrying Amount	$3,938,394

Accretable Yield
Balance at December 31, 2004	$—
Additions	602,729
Accretion	(36,990)
Balance at December 31, 2005	$565,739

There were no loans acquired that were not accounted for using the income recognition model of SOP 03-03. The Company was able to reasonably estimate cash flows expected to be collected. Judgmental prepayment assumptions were applied to both contractually required payments and cash flows expected to be collected at acquisition for each portfolio to account for higher than average prepayments resulting from insurance proceeds for loans impacted by Gulf Coast Hurricanes.

Note 8

Premises and Equipment

Premises and equipment were as follows:

	December 31
	2005	2004
Land	$214,696	$106,627
Buildings and improvements	722,679	604,072
Furniture and equipment	796,668	731,026
Computer software	568,731	440,494
In process	134,525	98,774
	2,437,299	1,980,993
Less: Accumulated depreciation and amortization	(1,245,893)	(1,163,289)
Total premises and equipment, net	$1,191,406	$817,704

Depreciation and amortization expense was $210.2 million, $224.3 million, and $260.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2004, the Company approved plans to liquidate certain facilities in Seattle, Washington and Tampa, Florida as part of its facility consolidation efforts. The premises met the held-for-sale criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and as such, an impairment charge of $54.0 million was recognized in non-interest expense during the year ended December 31, 2004, to write down the properties to fair value less the estimated cost to sell. Depreciation expense was no longer being recognized for these assets. As of December 31, 2004, the carrying value of these assets was $56.9 million.

During 2005, the Company closed on the sale of these facilities. The final sales price of the Tampa, Florida facility was greater than the recorded impaired value, and as such, the Company reversed $18.8 million of its previously recorded impairment in Occupancy expense during the year ended December 31, 2005.

As discussed in Note 2—Acquisitions, the Company completed its acquisition of Hibernia in November 2005. The acquisition added: $120.4 million in land, $186.9 million in buildings and improvements, $68.2 million of furniture and equipment, $13.2 million of computer software and $40.2 million of construction in process at December 31, 2005, which are reflected in the table above.

Note 9

Borrowings

Borrowings as of December 31, 2005 and 2004 were as follows:

	2005		2004
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Interest-bearing deposits	$43,092,096	3.55%	$25,636,802	3.95%
Senior notes
Bank—fixed rate	$4,371,893	5.69%	$5,108,606	6.04%
Mandatory convertible securities	—	—	742,916	6.25
Corporation	2,372,086	6.13	1,023,268	7.37
Total	$6,743,979		$6,874,790
Other borrowings
Secured borrowings	$11,884,947	4.27%	$8,181,860	2.99%
Junior capital income securities and subordinated debentures	166,930	4.96	99,464	2.77
FHLB advances	1,465,344	4.45	—	—
Federal funds purchased and resale agreements	745,719	3.62	1,154,073	1.78
Other short-term borrowings	1,271,221	2.09	201,622	2.10
Total	$15,534,161		$9,637,019

Interest-Bearing Deposits

As of December 31, 2005, the Company had $43.1 billion in interest-bearing deposits of which $11.0 billion represents large denomination certificates of $100 thousand or more.

Senior Notes

Bank Notes

Senior and Subordinated Global Bank Note Program

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $4.2 billion and $4.9 billion outstanding at December 31, 2005 and 2004, respectively. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $211.6 million and $231.6 million was outstanding at December 31, 2005 and 2004, respectively. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

During 2004, the Company issued $500.0 million of ten-year 5.125% fixed rate senior bank notes and $500.0 million of five-year 5.00% fixed rate senior bank notes under the Senior and Subordinated Global Bank Note Program.

In 2004, the Company repurchased senior bank notes in the amount of $124.5 million, which resulted in a pre-tax loss of $4.3 million.

Mandatory Convertible Securities

In April 2002, the Company completed a public offering of mandatory convertible debt securities (the “Upper Decs®”), that resulted in net proceeds of approximately $725.1 million. The net proceeds were used for general corporate purposes. Each Upper Dec® initially consisted of and represented (i) a senior note due May 17, 2007 with a principal amount of $50, on which the Company paid interest quarterly at the initial annual rate of 6.25%, and (ii) a forward purchase contract pursuant to which the holder agreed to purchase, for $50, shares of the Company’s common stock on May 17, 2005 (or earlier under certain conditions), with such number of shares determined based upon the average closing price per share of the Company’s common stock for 20 consecutive trading days ending on the third trading day immediately preceding the stock purchase date at a minimum per share price of $63.91 and a maximum per share price of $78.61. The minimum and maximum amount of shares issued by the Company was to be 9.5 million and 11.7 million shares, respectively.

The senior notes initially were pledged to secure the holder’s obligations under the forward purchase contracts. Each holder of an Upper Dec® was given the election to withdraw the pledged senior notes or treasury securities underlying the Upper Decs® by substituting, as pledged securities, specifically identified treasury securities that paid $50 on the relevant stock purchase date, which is the amount due on that date under each forward purchase contract.

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

In May 2005, the Company issued 10.4 million shares of common stock resulting in proceeds of $747.5 million in accordance with the settlement provisions of the Upper DECs. The number of shares was based on the average closing price of $71.77 for the Company’s stock calculated over the twenty trading days prior to the settlement.

Corporation Shelf Registration Statement

As of December 31, 2005, the Corporation has an effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts. The Corporation’s shelf registration statement had $2.5 billion available at December 31, 2005.

During 2005, the Company issued $500.0 million of ten year 5.50% fixed rate senior notes.

In November 2005, as part of the Hibernia acquisition, the Company assumed $100.0 million in ten year 5.35% fixed rate subordinated notes.

Other Borrowings

Secured Borrowings

COAF, a subsidiary of the Company, maintained nineteen agreements to transfer pools of consumer loans accounted for as secured borrowings at December 31, 2005. The agreements were entered into between 2002 and 2005, relating to the transfers of pools of consumer loans totaling $21.2 billion. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred consumer loans. The secured borrowings accrue interest predominantly at fixed rates and mature between April 2007 and December 2010, or earlier depending upon the repayment of the underlying consumer loans. At December 31, 2005 and 2004, $11.9 billion and $8.2 billion, respectively, of the secured borrowings were outstanding.

Junior Subordinated Capital Income Securities and Junior Subordinated Debentures

In January 1997, Capital One Capital I, a subsidiary of the Bank created as a Delaware statutory business trust, issued $100.0 million aggregate amount of Floating Rate Junior Subordinated Capital Income Securities that mature on February 1, 2027. The securities represent a preferred beneficial interest in the assets of the trust.

In November 2005, as part of the Hibernia acquisition, the Company assumed $51.5 million aggregate principal amount of 9.0% junior subordinated debentures due June 30, 2032 and $10.3 million aggregate principal amount of floating rate (LIBOR plus 3.05%, reset quarterly) junior subordinated debentures due June 30, 2033. The junior subordinated debentures were issued by a subsidiary of Hibernia to Coastal Capital Trust I (CCTI) and Coastal Capital Trust II (CCTII). CCTI and CCTII are considered business trusts. The trust preferred securities represent a beneficial interest in the assets of the business trusts.

FHLB Advances

In connection with the Hibernia acquisition, the Company assumed $1.5 billion in Federal Reserve Home Loan Bank (FHLB) advances which are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB stock totaled $105.2 million at December 31, 2005 and is included in securities available for sale.

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

Collateralized Revolving Credit Facilities

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). The Capital One Auto Loan Facility II has the capacity to issue up to $750.0 million in secured notes. The Capital One Auto Loan Facility II has a renewal date of March 27, 2006. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. At December 31, 2005, $599.0 million was outstanding under the facility.

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Facility I”). As of December 31, 2005, the Capital One Auto Facility I had the capacity to issue up to $4.4 billion in secured notes. The Capital One Auto Facility I has multiple participants each with a separate renewal date. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. At December 31, 2005 and 2004, $381.0 million and $197.5 million, respectively, were outstanding under the facility.

Interest-bearing deposits, senior notes and other borrowings as of December 31, 2005, mature as follows:

	Interest- Bearing Deposits	Senior Notes	Other Borrowings	Total
2006	$22,162,105	$1,220,438	$6,194,521	$29,577,064
2007	6,512,042	460,072	3,630,304	10,602,418
2008	3,311,328	1,490,419	2,631,981	7,433,728
2009	2,897,971	496,543	1,645,657	5,040,171
20010	6,841,063	596,773	1,412,963	8,850,799
Thereafter	1,367,587	2,479,734	18,735	3,866,056
Total	$43,092,096	$6,743,979	$15,534,161	$65,370,236

Note 10

Stock Plans

The Company has two active stock-based compensation plans: one employee plan and one non-employee director plan. Under the plans, the Company reserves common shares for the issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive stock awards. The form of stock compensation is specific to each plan. Generally the exercise price of each stock option will equal or exceed the market price of the Company’s stock on the date of grant, the maximum term will be ten years, and vesting is determined at the time of grant. Typically, the vesting for options is 33 1/3 percent per year beginning with the first anniversary of the grant date unless the grant contains accelerated vesting provisions, as described below. For restricted stock, the vesting is typically 25 percent on the first and second anniversary of the grant date and 50 percent on the third anniversary date or three years from the time of grant.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for each of the Company’s stock-based compensation plans as of December 31, 2005, 2004 and 2003:

		Available For Issuance
Plan Name	Shares Reserved	2005	2004	2003
2004 Stock Incentive Plan(1)	8,000,000	4,313,190	7,068,515	—
2002 Non-Executive Officer Stock Incentive Plan(2)	8,500,000	—	—	1,464,227
1999 Stock Incentive Plan(2)	600,000	—	—	338,800
1994 Stock Incentive Plan(2)	67,112,640	—	—	1,423,352
1999 Non-Employee Directors Stock Incentive Plan	825,000	166,500	193,430	195,920
1995 Non-Employee Directors Stock Incentive Plan(3)	600,000	—	—	—
1997 Hibernia Long Term Incentive Plan(4)	1,693,000	—	—	—
2003 Hibernia Long Term Incentive Compensation Plan(4)	2,083,000	—	—	—
1993 Hibernia Director Stock Option Plan(4)	20,000	—	—	—
(1)	Available for issuance includes the CEO restricted stock units at their maximum amount.
(2)	The ability to issue grants out of these plans was terminated in 2004. There are currently 1,869,364 options outstanding under the 2002 Non-Executive Officer Stock Incentive Plan, 64,400 options outstanding under the 1999 Stock Incentive Plan and 17,725,435 options outstanding under the 1994 Stock Incentive Plan.
(3)	The ability to issue grants out of this plan was terminated in 1999. There are currently 164,000 options outstanding under the plan
(4)	In conjunction with the acquisition of Hibernia, the Company assumed three existing Hibernia stock incentive plans, under which there are 3,519,086 options outstanding and no shares available for future issuance.

A summary of the status of the Company’s options as of December 31, 2005, 2004 and 2003, and changes for the years then ended is presented below:

	2005		2004		2003
	Options (000s)	Weighted- Average Exercise Price Per Share	Options (000s)	Weighted- Average Exercise Price Per Share	Options (000s)	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	32,087	$42.77	44,654	$42.00	52,108	$40.06
Granted	2,223	81.11	801	79.47	1,930	55.42
Options of acquired entity	3,784	56.42	—	—	—	—
Exercised	(10,664)	33.43	(12,370)	41.97	(5,737)	23.99
Cancelled	(645)	51.70	(998)	47.58	(3,647)	50.76
Outstanding at end of year	26,785	$51.39	32,087	$42.77	44,654	$42.00
Exercisable at end of year	20,770	$46.72	24,079	$39.06	23,923	$35.87
Weighted-average fair value of options granted during the year		$37.07		$42.29		$27.27

The fair value of the options granted during 2005, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below:

	For the Years Ended December 31
Assumptions	2005	2004	2003
Dividend yield	.14%	.15%	.24%
Volatility factors of expected market price of stock(1)	46%	55%	54%
Risk-free interest rate	4.26%	3.57%	3.25%
Expected option lives (in years)	5.3	5.8	5.0
(1)	In December of 2005, the Company started using the implied volatility of publicly traded and over-the-counter stock options as a basis for the expected volatility assumption. Previously, expected volatility was based on historical stock price observations.

The following table summarizes information about options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding (000s)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$ 7.50-$ 9.63	23	0.35	$ 8.81	23	$ 8.81
$ 9.64-$14.46	94	1.35	$12.08	94	$12.08
$14.47-$21.70	984	1.96	$16.22	984	$16.22
$21.71-$32.56	512	5.27	$30.71	512	$30.71
$32.57-$48.85	12,128	5.12	$44.02	12,081	$44.02
$48.86-$73.29	10,240	5.84	$56.76	6,944	$56.90
$73.30-$88.09	2,804	8.91	$81.43	132	$79.06

The Company recognized $157.2 million, $126.1 million and $29.4 million of tax benefits from the exercise of stock options by its associates during 2005, 2004 and 2003, respectively.

The Company granted 0.8 million, 6.4 thousand and 3.1 million restricted stock awards with a weighted average grant date value of $78.68, $67.68 and $56.07 per share for 2005, 2004 and 2003, respectively. Restrictions generally expire in three years from the date of grant or 25 percent of the grant vests on the first and second anniversary of the grant date and 50 percent of the grant on the third anniversary date. The compensation cost that has been recognized for the Company’s restricted stock awards was $89.8 million, $87.4 million and $40.7 million for 2005, 2004 and 2003, respectively.

2006 CEO Grant

In December 2005, the Company’s Board of Directors approved a compensation package for the Company’s Chief Executive Officer (CEO). This package included 573,000 stock options which were granted at the fair market value at the grant date. These options will vest upon the fifth anniversary date of the grant or upon departure from employment with Capital One for reasons other than retirement. Upon retirement, these options will continue to vest in accordance with the original vesting schedule. Compensation expense was recorded in accordance with SFAS 123.

2005 CEO Grant

In December 2004, the Company’s Board of Directors approved a compensation package for the Company’s CEO. This package included 566,000 stock options which were granted at the fair market value at the date of grant. These options will vest upon the fifth anniversary date of the grant or upon his retirement or other departure from employment with Capital One. Compensation expense was recorded in accordance with SFAS 123.

2004 CEO Grant

In December 2003, the Company’s Board of Directors approved a compensation package for the Company’s CEO. This package was originally comprised of stock options and incentive stock. 360,000 options were granted at the fair market value at the date of grant and will vest in one-third increments over three years. Based on the original grant agreement, the CEO’s incentive stock was replaced with restricted stock units in May 2004 after shareholder’s approved the 2004 Stock Incentive Plan. The target amount for the restricted stock is 236,940 units but could vary from a minimum amount of zero to the maximum amount of 355,410 units. The amount of restricted stock units issued will be based on the Company’s three year cumulative earnings per share growth ending in December 2006 compared to the earnings per share growth of a peer group that includes thirty-three companies. The restricted stock units will vest and be paid in Capital One common stock upon his retirement or other departure from employment with Capital One. Compensation expense was recorded for the options and restricted stock units in accordance with SFAS 123.

Accelerated Vesting Option Grants

EntrepreneurGrant IV

In April 1999, the Company’s Board of Directors approved a stock option grant to senior management (“Entrepreneur Grant IV”). This grant was originally composed of 7,636,107 options to certain key managers (including 1,884,435 options to the Company’s CEO and former COO) with an exercise price equal to the fair market value on the date of grant. The CEO and former COO gave up their salaries for the year 2001 and their annual cash incentives, annual option grants and Senior Executive Retirement Plan contributions for the years 2000 and 2001 in exchange for their Entrepreneur Grant IV options. Other members of senior management had the opportunity to give up all potential annual stock option grants for 1999 and 2000 in exchange for this one-time grant. All performance-based option accelerated vesting provisions lapsed during 2004; as such the options will now vest in accordance with the ultimate vesting provisions. 50% of the stock options held by middle management vested on April 29, 2005, and the remainder will vest on April 29, 2008, or upon a change in control of the Company. In 2003, the former COO’s options associated with Entrepreneur Grant IV were forfeited in accordance with the terms of the employment agreement between the former COO and the

Corporation. Options under this grant qualify as fixed as defined by APB 25, accordingly no compensation expense was recognized.

Associate Stock Purchase Plan

The Company maintains an Associate Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is a compensatory plan under SFAS 123; accordingly the Company recognized $5.4 million, $4.4 million and $3.9 million in compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Under the Purchase Plan, associates of the Company are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of unissued common or treasury stock of the Company at 85% of the current market price. Shares may also be acquired on the market. An aggregate of 3.0 million common shares has been authorized for issuance under the 2002 Associate Stock Purchase Plan, of which 1.3 million shares were available for issuance as of December 31, 2005.

Dividend Reinvestment and Stock Purchase Plan

In 1997, the Company implemented its dividend reinvestment and stock purchase plan (“1997 DRP”), which allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments. The Company has 3.6 million shares available for issuance under the 1997 DRP at December 31, 2005. The Company also instituted an additional dividend reinvestment plan in 2002 (“2002 DRP”) with an additional 7.5 million shares reserved, all of which were available for issuance at December 31, 2005.

Note 11

Employee Stock Ownership Plan

As a result of the acquisition of Hibernia, the Company now has an internally-leveraged employee stock ownership plan (“ESOP”) in which substantially all former employees of Hibernia participate. In accordance with the merger agreement, assets of the ESOP will be allocated solely for the benefit of participants who were employees of Hibernia and its subsidiaries immediately prior to the merger date. The ESOP owned 949,579 shares of COF Common Stock at December 31, 2005 and the outstanding debt obligation of the ESOP totaled $11.2 million. The National Bank makes annual contributions to the ESOP in an amount determined by the Company’s Board of Directors (or a committee authorized by the Board of Directors), but at least equal to the ESOP’s minimum debt service less dividends received by the ESOP. Dividends received by the ESOP in 2005 were used to pay debt service, and it is anticipated this practice will continue in the future.

The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The remaining collateral shares are reported as a reduction to paid-in capital in equity. As shares are committed to be released, the Company reports compensation expense equal to the current market value of the shares, and the shares become outstanding for earnings per share calculations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of contributions due to the ESOP.

Compensation expense of $0.7 million relating to the ESOP was recorded by the Company for the year ended December 31, 2005. The ESOP held 705,178 allocated shares and 244,401 suspense shares at December 31, 2005. The fair value of the suspense shares at December 31, 2005 was $21.1 million.

Note 12

Retirement Plans

Associate Savings Plan

The Company sponsors a contributory Associate Savings Plan in which substantially all full-time and certain part-time associates are eligible to participate. The Company makes contributions to each eligible employee’s account, matches a portion of associate contributions and makes discretionary contributions based upon the Company meeting a certain earnings per share target. The Company’s contributions to this plan amounted to $67.6 million, $71.7 million and $71.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company sponsors a contributory Retirement Savings Plan in which substantially all former associates of Hibernia who have completed one year of service are eligible to participate. The Company matches a portion of associate contributions with the Company’s common stock. Participants may elect to immediately transfer Company contributions received to any of the plan’s other investment options. Matching contributions to this plan by the Company amounted to $0.9 million for the year ended December 31, 2005.

Other Postretirement Benefits

The Company sponsors postretirement benefit plans to provide health care and life insurance to retired employees. Net periodic postretirement benefit expense was $8.5 million, $6.7 million and $9.4 million in 2005, 2004 and 2003, respectively. The liabilities recognized on the Consolidated Balance Sheets for the Company’s defined postretirement benefit plan at December 31, 2005 and 2004 were $42.0 million and $33.5 million, respectively.

Note 13

Other Non-Interest Expense

	Year Ended December 31
	2005	2004	2003
Professional services	$490,617	$415,169	$373,404
Collections	537,772	530,909	493,057
Fraud losses	53,744	55,981	49,176
Bankcard association assessments	136,318	122,934	107,493
Other	281,330	184,836	167,418
Total	$1,499,781	$1,309,829	$1,190,548

Note 14

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	December 31
	2005	2004
Deferred tax assets:
Allowance for loan losses	$450,463	$324,308
Unearned income	126,398	161,682
Stock incentive plan	23,745	64,493
Securities available for sale	45,092	8,536
Net operating losses	10,626	11,258
State taxes, net of federal benefit	31,146	35,134
Stock option expense	29,229	12,041
Rewards/ sweepstakes	43,059	40,157
Basis difference of securities	27,423	—
Basis difference of loans	124,134	—
Other	226,857	219,785
Subtotal	1,138,172	877,394
Valuation allowance	(42,531)	(29,125)
Total deferred tax assets	1,095,641	848,269
Deferred tax liabilities:
Securitizations	22,708	21,851
Deferred revenue	676,852	686,579
Foreign	45,817	(6,013)
Derivative instruments	22,928	(168)
Software in progress	25,527	31,028
Gain/(Loss) on fixed asset disposal	48,957	22,652
Prepaid advertisement	24,367	21,714
Basis difference of leasing	17,335	—
Core deposit intangibles	129,703	—
Other	88,551	32,295
Total deferred tax liabilities	1,102,745	809,938
Net deferred tax assets (liabilities)	$(7,104)	$38,331

During 2005, the valuation allowance for certain loss and tax credits carryforwards increased by a net $13.4 million. The valuation allowance increased due to a $4.4 million addition to the allowance for capital loss carryforwards, $3.3 million addition to the valuation allowance for state net operating loss carryforwards and valuation allowances acquired through the purchase of Hibernia of $7.8 million offset by a $2.1 million reduction in the allowance for tax credit carryforwards.

At December 31, 2005, the Company had $20.9 million of net operating loss carryforwards for U.S. federal income taxes purposes with a tax value of $7.3 million that expire on various dates from 2018 to 2020. The Company also has capital loss carryforwards of $39.2 million with a tax value of $13.7 million that expire from 2006 to 2008. A valuation allowance of $10.7 million has been established for these deferred tax assets. The Company has net operating loss carryforwards for state purposes with a tax value of $3.3 million that expire from

2006 to 2026. A valuation allowance of $3.3 million has been established for these deferred tax assets. The Corporation also had foreign net operating loss carryforwards of $1.4 million with a tax value of $0.5 million that expire in 2015.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2005, all of the accumulated undistributed earnings of non-U.S. subsidiaries were insignificant and have been indefinitely invested. In addition, the company has evaluated the effect of the Foreign Earnings Repatriation Provision of the American Jobs Creation Act of 2004. Based upon this evaluation, the Company has determined that there is no effect on income tax expense or benefit.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31
	2005	2004	2003
Federal taxes	$899,646	$749,800	$614,730
State taxes	30,180	33,849	8,346
International taxes	(19,558)	35,107	5,914
Deferred income taxes	109,587	(2,174)	38,092
Income taxes	$1,019,855	$816,582	$667,082

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense was:

	Year Ended December 31
	2005	2004	2003
Income tax at statutory federal tax rate	35.00%	35.00%	35.00%
Other, including state taxes	1.05	(0.40)	2.00
Income taxes	36.05%	34.60%	37.00%

Note 15

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(Shares in Thousands)	2005	2004	2003
Numerator:
Income before change in accounting principle	$1,809,147	$1,543,482	$1,150,879
Cumulative effect of accounting change	—	—	(15,037)
Net income	$1,809,147	$1,543,482	$1,135,842
Denominator:
Denominator for basic earnings per share-
Weighted-average shares	259,159	235,613	224,832
Effect of dilutive securities:
Stock options	7,367	10,594	8,471
Restricted stock and units	2,382	2,560	800
Dilutive potential common shares	9,749	13,154	9,271
Denominator for diluted earnings per share-
Adjusted weighted-average shares	268,908	248,767	234,103
Basic earnings per share
Before cumulative effect of accounting change	$6.98	$6.55	$5.12
Cumulative effect of accounting change	—	—	(0.07)
After cumulative effect of accounting change	$6.98	$6.55	$5.05
Diluted earnings per share
Before cumulative effect of accounting change	$6.73	$6.21	$4.92
Cumulative effect of accounting change	—	—	(0.07)
After cumulative effect of accounting change	$6.73	$6.21	$4.85

Securities of approximately 1,862,000, 218,000 and 20,755,000 during 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 16

Cumulative Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax, of $22.2 million, $8.7 million and $11.7 million as of December 31, 2005, 2004, and 2003, respectively:

As of December 31	2005	2004	2003
Unrealized (losses) gains on securities	$(71,253)	$(16,377)	$34,735
Foreign currency translation adjustments	45,693	158,882	93,640
Unrealized gains (losses) on cash flow hedging instruments	31,689	2,254	(45,217)
Total cumulative other comprehensive income	$6,129	$144,759	$83,158

During 2005, 2004 and 2003, the Company reclassified $32.2 million, $(118.0) million and $(110.5) million, respectively of net gains (losses), after tax, on derivative instruments from cumulative other comprehensive income into earnings.

During 2005, 2004 and 2003, the Company reclassified $(3.0) million, $2.6 million and $8.3 million, respectively of net (losses) gains on sales of securities, after tax, from cumulative other comprehensive income into earnings.

Note 17

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

	Auto Finance	Global Financial Services	Other	Total
Balance at December 31, 2004	$218,957	$133,200	$—	$352,157
Additions	109,235	291,588	3,188,334	3,589,157
Impairment Loss	—	(25,490)	—	(25,490)
Foreign Currency Translation	—	(9,425)	—	(9,425)
Balance at December 31, 2005	$328,192	$389,873	$3,188,334	$3,906,399

During 2005, the company closed acquisitions of Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity broker; InsLogic, an insurance brokerage firm; eSmartloan, a U.S. based online originator of home equity loans and mortgages; and Hibernia Corporation, a retail bank in Louisiana, which created approximately $3.6 billion of goodwill, in the aggregate. The goodwill associated with the acquisition of Hibernia Corporation is being held in the Other category while all other 2005 acquisitions are allocated to Auto Finance and Global Financial Services segments at December 31, 2005.

In December 2005, based on a change in strategic direction related to the Company’s insurance brokerage business held in the Global Financial Services segment, the Company recognized a $25.5 million goodwill impairment loss. The impairment charge was recorded in other non-interest expense in the consolidated income statement.

In March 2004, the Company recognized a $3.8 million goodwill impairment loss related to certain international operations. This impairment was recorded in other non-interest expense in the consolidated income statement.

In connection with the acquisition of Hibernia, the Company recorded intangible assets that consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists, brokerage relationships and insurance contracts. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$380,000	$(9,421)	$370,579	10.0 years
Trust intangibles	10,500	(145)	10,355	18.0 years
Lease intangibles	5,209	(148)	5,061	9.6 years
Other intangibles	8,351	(168)	8,183	11.5 years
Total	$404,060	$(9,882)	394,178

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $9.9 million for the year ended December 31, 2005. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 10.2 years. Estimated future amortization is as follows: 2006—$75.0 million, 2007—$67.4 million, 2008—$59.4, 2009—$50.8 million, 2010—$43.1 million.

Note 18

Regulatory Matters

The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”) while the Savings Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (the “OTS”) and the National Bank is subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”) (collectively, the “regulators”). The capital adequacy guidelines require the Company, the Bank, the Savings Bank and the National Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items. In addition, the Bank, Savings Bank and National Bank must also adhere to the regulatory framework for prompt corrective action.

The most recent notifications received from the regulators categorized the Bank, the Savings Bank and the National Bank as “well-capitalized.” As of December 31, 2005, the Company’s, the Bank’s, the Savings Bank’s and the National Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company, the Bank, the Savings Bank’s or the National Bank’s capital category.

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
December 31, 2005
Capital One Financial Corp. (1)
Tier 1 Capital	13.25%	11.86%	4.00%	N/A
Total Capital	15.44	13.94	8.00	N/A
Tier 1 Leverage	14.21	14.21	4.00	N/A

Capital One Bank
Tier 1 Capital	13.54%	10.64%	4.00%	6.00%
Total Capital	17.41	13.90	8.00	10.00
Tier 1 Leverage	11.35	11.35	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.11%	11.13%	4.00%	6.00%
Total Capital	14.39	12.40	8.00	10.00
Tier 1 Leverage	12.73	12.73	4.00	5.00

Hibernia National Bank
Tier 1 Capital	10.46%	N/A	4.00%	6.00%
Total Capital	11.64	N/A	8.00	10.00
Tier 1 Leverage	7.76	N/A	4.00	5.00
December 31, 2004
Capital One Financial Corp. (1)
Tier 1 Capital	16.85%	14.33%	4.00%	N/A
Total Capital	19.35	16.62	8.00	N/A
Tier 1 Leverage	15.38	15.38	4.00	N/A

Capital One Bank
Tier 1 Capital	13.24%	10.63%	4.00%	6.00%
Total Capital	17.09	13.92	8.00	10.00
Tier 1 Leverage	11.33	11.33	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	15.61%	12.93%	4.00%	6.00%
Total Capital	16.91	14.21	8.00	10.00
Tier 1 Leverage	14.47	14.47	4.00	5.00
(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of December 31, 2005. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

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

Additionally, regulatory restrictions exist that limit the ability of the Bank, Savings Bank and National Bank to transfer funds to the Corporation. As of December 31, 2005, retained earnings of the Bank, the Savings Bank and the National Bank of $464.1 million, $377.2 million and $30.3 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

The National Bank is required to maintain cash on hand or non-interest bearing balances with the Federal Reserve to meet reserve requirements. The National Bank’s non-interest bearing balance with the Federal Reserve was $57.6 million as of December 31, 2005.

Note 19

Commitments, Contingencies and Guarantees

Letters of Credit and Financial Guarantees

As a result of the acquisition of Hibernia, the Company issues letters of credit and financial guarantees (“standby letters of credit”) whereby it agrees to honor certain financial commitments in the event its customers are unable to perform. The majority of the standby letters of credit consist of financial guarantees. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s allowance for loan losses.

The Company had contractual amounts of standby letters of credit of $569.2 million at December 31, 2005. As of December 31, 2005, standby letters of credit had expiration dates ranging from 2006 to 2010. The fair value of the guarantees outstanding at December 31, 2005 that have been issued since January 1, 2003, was $4.7 million and was included in other liabilities.

Loan and Line of Credit Commitments

As of December 31, 2005, the Company had approximately $156.8 billion of unused credit card lines. While this amount represented the total unused available credit card lines, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time. The Company generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

As a result of the acquisition of Hibernia, the Company enters into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future requirements. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $4.7 billion as of December 31, 2005.

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2035, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses amounted to approximately $68.1 million, $38.5 million, and $63.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum rental commitments as of December 31, 2005, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2006	$57,503
2007	53,132
2008	45,399
2009	34,437
2010	19,973
Thereafter	73,476
Total	$283,920

Minimum sublease rental income of $7.4 million, due in future years under noncancelable leases, has not been included in the table above as a reduction to minimum lease payments.

Funding Commitments Related to Synthetic Fuel Tax Credit Transactions

In June of 2004 and July of 2005, the Company, through two separate transactions and two consolidated special purpose entities (SPVs), purchased minority ownership interests in two entities established to operate facilities which produce a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. The SPVs purchased their minority interests from third parties paying $2.6 million in cash and agreeing to pay an estimated $159.1 million comprised of fixed note payments, variable payments and the funding of their share of operating losses sufficient to maintain their minority ownership percentages. Actual total payments will be based on the amount of tax credits generated through the end of 2007. In exchange, the SPVs will receive an estimated $192.0 million in tax benefits resulting from a combination of deductions, allocated operating losses, and tax credits. The Corporation has guaranteed the SPVs commitments under the purchase agreements. As of December 31, 2005, the Company has recorded $66.2 million in tax benefits and had an estimated remaining commitment for fixed note payments, variable payments and the funding of their proportionate share of the operating losses totaling $104.6 million.

Guarantees

Residual Value Guarantees

In December 2000, the Company entered into a 10-year agreement for the lease of the headquarters building being constructed in McLean, Virginia. The agreement called for monthly rent to commence upon completion, which occurred in the first quarter of 2003, and is based on LIBOR rates applied to the cost of the building funded. If, at the end of the lease term, the Company does not purchase the property, the Company guarantees a maximum residual value of up to $114.8 million representing approximately 72% of the $159.5 million cost of the building. This agreement, made with a multi-purpose entity that is a wholly-owned subsidiary of one of the

Company’s lenders, provides that in the event of a sale of the property, the Company’s obligation would be equal to the sum of all amounts owed by the Company under a note issuance made in connection with the lease inception. As of December 31, 2005, the value of the building was estimated to be above the maximum residual value that the Company guarantees; thus, no deficiency existed and no liability was recorded relative to this property. During 2005, the Company notified the lender of its intention to purchase the property in 2006 and as such incurred a $20.6 million pre-payment penalty related to the refinancing of the McLean headquarters facility.

Other Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transaction. In connection with the swaps, the Corporation entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Corporation shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Corporation the amount of such payment. At December 31, 2005, the maximum exposure to the Corporation under the letter agreements was approximately $18.2 million.

Industry Litigation

Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case. In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against the associations and several member banks alleging that the associations and member banks jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express and Discover cards. The complaint requests civil monetary damages, which could be trebled. The Corporation, the Bank, and the Savings Bank are named defendants in this lawsuit.

Separately, a number of entities, each purporting to represent a class of retail merchants, have also filed antitrust lawsuits (the “Interchange lawsuits”) against the associations and several member banks, including the Corporation and its subsidiaries, alleging among other things, that the associations and member banks conspired to fix the level of interchange fees. The complaints request civil monetary damages, which could be trebled. In October 2005, the Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York.

We believe that we have meritorious defenses with respect to these cases and intend to defend these cases vigorously. At the present time, management is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the consolidated financial position of the Corporation or the Corporation’s results of operations in any future reporting period.

In addition, several merchants filed class action antitrust lawsuits, which were subsequently consolidated, against the associations relating to certain debit card products. In April 2003, the associations agreed to settle the lawsuit in exchange for payments to plaintiffs and for changes in policies and interchange rates for debit cards. Certain merchant plaintiffs have opted out of the settlements and have commenced separate lawsuits. Additionally, consumer class action lawsuits with claims mirroring the merchants’ allegations have been filed in several courts. Finally, the associations, as well as certain member banks, continue to face additional lawsuits regarding policies, practices, products and fees.

With the exception of the Interchange lawsuits and the Amex lawsuit, the Corporation and its subsidiaries are not parties to the lawsuits against the associations described above and therefore will not be directly liable for any amount related to any possible or known settlements of such lawsuits. However, the Corporation’s subsidiary banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues, including changes in interchange payments. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including the Corporation’s subsidiary banks, may be brought into the lawsuits or future lawsuits. The associations are also subject to additional litigation, including suits regarding foreign exchange fees. As a result of such litigation, the associations are expected to continue to evolve as corporate entities, including by changing their governance structures, as previously announced by the associations.

Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the associations’ member banks, including the banks and the Corporation, and (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange and association fees, we cannot determine at this time the long-term effects of these suits on us.

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

Tax issues for years 1995-1999 are pending in the U.S. Tax court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the Corporation’s operations or financial condition.

Note 20

Related Party Transactions

In the ordinary course of business, executive officers and directors of the Company may have consumer loans issued by the Company. Pursuant to the Company’s policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility.

Note 21

Off-Balance Sheet Securitizations

Off-balance sheet securitizations involve the transfer of pools of consumer loan receivables by the Company to one or more third-party trusts or qualified special purpose entities in transactions that are accounted for as sales in accordance with SFAS 140. Certain undivided interests in the pool of consumer loan receivables are sold to investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the consumer loan receivables transferred. Each new off-balance sheet securitization results in the removal of consumer loan principal receivables equal to the sold undivided interests in the pool from the Company’s consolidated balance sheet (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. The remaining undivided interests in principal receivables of the pool, as well as the unpaid billed finance charge and fee receivables related to the Company’s undivided interest in the principal receivables are retained by the Company and recorded as consumer loans on the Consolidated Balance Sheet. The amounts of the remaining undivided interests fluctuate as the accountholders make principal payments and incur new charges on the selected accounts. The amount of retained consumer loan receivables was $11.0 billion and $10.3 billion as of December 31, 2005 and 2004, respectively.

The following table presents the year-end and average balances, as well as the delinquent and net charge-off amounts of the reported, off-balance sheet and managed consumer loan portfolios.

Supplemental Loan Information

	Year Ended December 31
	2005		2004
	Loans Outstanding	Loans Delinquent	Loans Outstanding	Loans Delinquent
Managed loans	$105,527,491	$3,423,820	$79,861,299	$3,054,078
Securitization adjustments	(45,679,810)	(1,544,812)	(41,645,708)	(1,581,884)
Reported consumer loans	$59,847,681	$1,879,008	$38,215,591	$1,472,194
	Average Loans	Net Charge- Offs	Average Loans	Net Charge- Offs
Managed loans	$85,265,023	$3,623,152	$73,711,673	$3,251,761
Securitization adjustments	(44,530,786)	(2,176,503)	(39,446,005)	(1,956,193)
Reported consumer loans	$40,734,237	$1,446,649	$34,265,668	$1,295,568

The Company’s retained residual interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained subordinated undivided interests in the transferred receivables, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The interest-only strip is recorded at fair value, while the other residual interests are carried at cost, which approximates fair value. Retained residual interests totaled $2.4 billion and $2.1 billion at December 31, 2005 and 2004, respectively. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on the transferred financial assets. The investors and the trusts have no recourse to the Company’s assets, other than the retained residual interests, if the off-balance sheet loans are not paid when due.

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

Securitization Key Assumptions

Year Ended December 31	2005	2004
Weighted average life for receivables (months)	9 to 10	8 to 9
Principal repayment rate (weighted average rate)	13% to 14%	13% to 15%
Charge-off rate (weighted average rate)	4% to 5%	4% to 5%
Discount rate (weighted average rate)	9% to 13%	8% to 10%

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

Securitization Key Assumptions and Sensitivities

As of December 31	2005	2004
Interest-only strip	$419,196	$344,119
Weighted average life for receivables (months)	9	9
Principal repayment rate (weighted average rate)	14%	14%
Impact on fair value of 10% adverse change	$(13,802)	$(16,280)
Impact on fair value of 20% adverse change	(25,203)	(28,621)
Charge-off rate (weighted average rate)	4%	5%
Impact on fair value of 10% adverse change	$(62,326)	$(66,014)
Impact on fair value of 20% adverse change	(124,536)	(131,938)
Discount rate (weighted average rate)	13%	9%
Impact on fair value of 10% adverse change	$(2,202)	$(1,788)
Impact on fair value of 20% adverse change	(4,378)	(3,551)

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

Securitization Cash Flows

Year Ended December 31	2005	2004
Proceeds from new securitizations	$9,482,333	$10,854,927
Collections reinvested in revolving-period securitizations	76,224,390	63,050,917
Repurchases of accounts from the trust	391,118	240,932
Servicing fees received	846,535	766,883
Cash flows received on retained interests(1)	4,076,128	3,730,012

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the Trust to the Company.

For the year ended December 31, 2005, the Company recognized gross gains of $58.2 million on the sale of $9.5 billion of consumer loan principal receivables compared to gross gains of $55.8 million on the sale of $10.9 billion of consumer loan principal receivables for the year ended December 31, 2004 and gross gains of $62.0 million on the sale of $11.5 billion of consumer loans in 2003. These gross gains are included in servicing and securitizations income. In addition, the Company recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $48.6 million, $69.0 million and $88.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Note 22

Derivative Instruments and Hedging Activities

The Company maintains a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company’s goal is to manage sensitivity to changes in rates by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities, thereby limiting the impact on earnings. By using derivative instruments, the Company is exposed to credit and market risk. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative, if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s Asset and Liability Committee, a committee of Senior Management. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral agreements may be required as well.

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

Fair Value Hedges

The Company has entered into forward exchange contracts to hedge foreign currency denominated investments against fluctuations in exchange rates. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk of adverse effects from movements in exchange rates.

The Company has also entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s brokered and public fund certificates of deposit and senior notes from fixed rates to variable rates over the next nine years.

Net gains or losses related to the ineffective portion of the Company’s fair value hedging instruments were not material for the years ended December 31, 2005 and 2004.

Cash Flow Hedges

The Company has entered into interest rate swap agreements that effectively modify the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate over the next seven years. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

The Company periodically enters into currency swaps that effectively convert fixed rate foreign currency denominated interest receipts to fixed dollar interest receipts on foreign currency denominated assets. The purpose of these hedges is to protect against adverse movements in exchange rates. As of December 31, 2005, the Company was not a party to any cross currency swaps.

The Company has entered into forward exchange contracts to reduce the Company’s sensitivity to foreign currency exchange rate changes on its foreign currency denominated loans. The forward rate agreements allow the Company to “lock-in” functional currency equivalent cash flows associated with the foreign currency denominated loans.

During the year ended December 31, 2005, the Company recognized $3.1 million of losses, recorded in other non-interest income, related to the ineffective portions of its cash flow hedging instruments. During the year ended December 31, 2004, the Company recognized no net gains or losses related to the ineffective portions of its cash flow hedging instruments. The Company recognized no net gains or losses during the years ended December 31, 2005 and December 31, 2004 for cash flow hedges that have been discontinued because the forecasted transaction was no longer probable of occurring.

At December 31, 2005, the Company expects to reclassify $16.9 million of net losses, after tax, on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur.

Hedge of Net Investment in Foreign Operations

The Company uses forward exchange contracts to protect the value of its investment in its foreign subsidiaries. Realized and unrealized foreign currency gains and losses from these hedges are not included in the income statement, but are shown in the translation adjustments in other comprehensive income. The purpose of these hedges is to protect against adverse movements in exchange rates.

For the years ended December 31, 2005 and 2004, net gains of $0.3 million and net losses of $9.1 million, respectively, related to these derivatives were included in the cumulative translation adjustment.

Non-Trading Derivatives

The Company uses interest rate swaps to manage interest rate sensitivity related to loan securitizations. The Company enters into interest rate swaps with its securitization trust and essentially offsets the derivative with separate interest rate swaps with third parties.

The Company uses interest rate swaps in conjunction with its auto securitizations. These swaps have zero balance notional amounts unless the paydown of auto securitizations differs from its scheduled amortization.

The Company enters into customer-oriented derivative financial instruments, including interest rate swaps, options, caps, floors, and foreign exchange contracts. These customer-oriented positions are matched with offsetting positions to minimize risk to the Company.

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings. During the years ended December 31, 2005 and 2004, the Company had net gains of $6.6 million and $4.0 million, respectively, which are recorded in other non-interest income.

Note 23

Significant Concentration of Credit Risk

The Company is active in originating loans in the United States and internationally. International loans are originated primarily in Canada and the United Kingdom. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. Loans are made on an unsecured and secured basis. Certain commercial, small business, mortgage and automobile loans require collateral in various forms including cash deposits, automobiles and real estate, as appropriate. The geographic distribution of the Company’s loans was as follows:

	December 31
	2005		2004
	Loans	Percentage of Total	Loans	Percentage of Total
Geographic Region:
Domestic
South	$44,959,029	42.60%	$25,034,582	31.34%
West	18,225,986	17.27	15,873,159	19.88
Midwest	17,091,800	16.20	15,220,162	19.06
Northeast	14,601,852	13.84	13,198,619	16.53
Total Domestic	94,878,667	89.91%	69,326,522	86.81%
International
U.K.	8,124,850	7.70%	8,163,109	10.22%
Canada	2,513,936	2.38	2,360,297	2.96
Other	10,038	0.01	11,371	0.01
Total International	10,648,824	10.09%	10,534,777	13.19%
	105,527,491	100.00%	79,861,299	100.00%
Less securitization adjustments	(45,679,810)		(41,645,708)
Total	$59,847,681		$38,215,591

Note 24

Disclosures About Fair Value of Financial Instruments

The following discloses the fair value of financial instruments whether or not recognized in the balance sheets as of December 31, 2005 and 2004. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. As required under GAAP, these disclosures exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The Company, in estimating the fair value of its financial instruments as of December 31, 2005 and 2004, used the following methods and assumptions:

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Securities available for sale

The fair value of securities available for sale was determined using current market prices. See Note 4 for fair values by type of security.

Loans

The net carrying amount of credit card loans approximates fair value due to the relatively short average life and variable interest rates on a substantial number of these loans. This amount excluded any value related to account relationships.

The fair value of loans other than credit card loans was estimated by discounting future cash flows using a rate at which similar portfolios of loans would be made under current conditions.

Interest receivable

The carrying amount approximates the fair value of this asset due to its relatively short-term nature.

Accounts receivable from securitizations

The carrying amount approximates fair value.

Derivatives

The carrying amount of derivatives approximates fair value and was estimated using present value valuation techniques. This value generally reflects the estimated amounts that the Company would have received to terminate the interest rate swaps, currency swaps and forward foreign currency exchange (“f/x”) contracts at the respective dates, taking into account the forward yield curve on the swaps and the forward rates on the currency swaps and f/x contracts. These derivatives are included in other assets on the balance sheet.

Financial Liabilities

Non-interest bearing deposits

The carrying amount approximates fair value.

Interest-bearing deposits

The fair value of interest-bearing deposits was calculated by discounting the future cash flows using estimates of market rates for corresponding contractual terms.

Other borrowings

The carrying amount of federal funds purchased and resale agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of secured borrowings was calculated by discounting the future cash flows using estimates of market rates for corresponding contractual terms and assumed maturities when no stated final maturity was available. The fair value of the junior subordinated capital income securities and junior subordinated debentures were determined based on quoted market prices.

Senior and subordinated notes

The fair value of senior and subordinated notes was determined based on quoted market prices.

Interest payable

The carrying amount approximates the fair value of this liability due to its relatively short-term nature.

Derivatives

The carrying amount of derivatives approximates fair value and was estimated using present value valuation techniques. This value generally reflects the estimated amounts that the Corporation would have paid to terminate the interest rate swaps, currency swaps and f/x contracts at the respective dates, taking into account the forward yield curve on the swaps and the forward rates on the currency swaps and f/x contracts. These derivatives are included in other liabilities on the balance sheet.

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,071,267	$4,071,267	$1,411,211	$1,411,211
Securities available for sale	14,350,249	14,350,249	9,300,454	9,300,454
Net loans	59,847,681	60,182,156	36,710,591	37,010,417
Interest receivable	563,542	563,542	252,857	252,857
Accounts receivable from securitization	4,904,547	4,904,547	4,081,271	4,081,271
Derivatives	265,685	265,685	243,594	243,594
Financial Liabilities	$4,841,171	$4,841,171	$50,155	$50,155
Non-interest bearing deposits
Interest-bearing deposits	43,092,096	42,911,307	25,636,802	25,882,189
Senior and subordinated notes	6,743,979	6,774,486	6,874,790	7,199,186
Other borrowings	15,534,161	15,575,106	9,637,019	9,621,173
Interest payable	371,681	371,681	237,227	237,227
Derivatives	229,971	229,971	427,012	427,012

Commitments to extend credit, letters of credit, and financial guarantees

The estimated fair value of commitments to extend credit other than credit card lines and letters of credit and financial guarantees as defined in Note 19 are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

	2005		2004
	Contract Amount	Fair Value	Contract Amount	Fair Value
Commitments to extend credit	$4,718,806	$(23,674)	$—	$—
Letters of credit and financial guarantees	569,190	(11,545)	—	—

Note 25

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

	2005	2004	2003
Domestic
Total Assets	$83,447,512	$48,117,413	$42,230,859
Revenue(1)	8,950,059	7,873,218	7,461,825
Income before income taxes and cumulative accounting change	2,666,491	2,118,067	1,736,362
Net Income	1,674,061	1,369,082	1,090,296

International
Total Assets	5,253,899	5,629,842	4,052,847
Revenue(1)	1,088,288	1,029,917	739,188
Income before income taxes and cumulative accounting change	162,511	241,997	90,431
Net Income	135,086	174,400	45,546

Total Company
Total Assets	$88,701,411	$53,747,255	$46,283,706
Revenue(1)	10,038,347	8,903,135	8,201,013
Income before income taxes and cumulative accounting change	2,829,002	2,360,064	1,826,793
Net Income	1,809,147	1,543,482	1,135,842
(1)	Revenue equals net interest income plus non-interest income.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. Because certain international operations are integrated with many of the Company’s domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations.

Note 26

Capital One Financial Corporation (Parent Company Only)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the Securities and Exchange Commission which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31
Balance Sheets	2005	2004
Assets:
Cash and cash equivalents	$2,683	$16,858
Investment in subsidiaries	13,175,657	6,714,847
Loans to subsidiaries(1)	3,607,787	3,723,739
Other	162,500	184,568
Total assets	$16,948,627	$10,640,012
Liabilities:
Senior and subordinated notes	$2,372,086	$1,766,185
Borrowings from subsidiaries	374,922	456,385
Other	72,705	29,253
Total liabilities	2,819,713	2,251,823
Stockholders’ equity	14,128,914	8,388,189
Total liabilities and stockholders’ equity	$16,948,627	$10,640,012
(1)	As of December 31, 2005 and 2004, includes $1.3 billion and $1.9 billion, respectively, of cash invested at the Bank instead of the open market.

	Year Ended December 31
Statements of Income	2005	2004	2003
Interest from temporary investments	$201,196	$84,982	$50,808
Interest expense	(152,531)	(152,656)	(146,940)
Dividends, principally from bank subsidiaries	1,170,000	1,000,013	776,019
Non-interest income	371	11,929	6,410
Non-interest expense	(27,065)	(12,891)	(3,119)
Income before income taxes and equity in undistributed earnings of subsidiaries	1,191,971	931,377	683,178
Income tax (expense) benefit	(5,032)	37,971	47,786
Equity in undistributed earnings of subsidiaries	622,208	574,134	404,878
Net income	$1,809,147	$1,543,482	$1,135,842

	Year Ended December 31
Statements of Cash Flows	2005	2004	2003
Operating Activities:
Net income	$1,809,147	$1,543,482	$1,135,842
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(622,208)	(574,134)	(404,878)
Loss on repurchase of senior notes	12,444	—	—
Amortization of discount of senior notes	2,818	12,671	12,518
Stock plan compensation expense	149,496	127,174	49,449
Decrease in other assets	212,019	77,122	53,197
Increase (decrease) in other liabilities	43,452	(7,088)	4,135
Net cash provided by operating activities	1,607,168	1,179,227	850,263
Investing Activities:
Increase in investment in subsidiaries	(911,348)	(80,379)	(350,000)
Decrease (increase) in loans to subsidiaries	115,952	(1,975,131)	(643,603)
Net cash used for acquisitions	(2,261,757)	—	—
Net cash used in investing activities	(3,057,153)	(2,055,510)	(993,603)
Financing Activities:
(Decrease) increase in borrowings from subsidiaries	(81,463)	381,205	(117,698)
Issuance of senior notes	1,262,035	—	298,581
Maturities of senior notes	(162,500)	—	—
Repurchases of senior notes	(597,196)	—	(125,000)
Dividends paid	(27,504)	(25,618)	(24,282)
Purchases of treasury stock	(40,049)	(17,232)	(4,069)
Net proceeds from issuances of common stock	770,311	23,910	25,147
Proceeds from exercise of stock options	312,176	497,003	118,149
Net cash provided by financing activities	1,435,810	859,268	170,828
(Decrease) increase in cash and cash equivalents	(14,175)	(17,015)	27,488
Cash and cash equivalents at beginning of year	16,858	33,873	6,385
Cash and cash equivalents at end of year	$2,683	$16,858	$33,873

Note 27

Subsequent Events

On February 27, 2006, the Company sold a combination of Company originated charged-off loans and purchased charged-off loan portfolios. The sale resulted in the acceleration of future portfolio returns of approximately $84.0 million, subject to finalization. The pre-tax income will be reflected in the following 2006 statement of income line items: a reduction in the provision for loan losses through an increase in recoveries for the portion of charged-off loans originated by the company and not securitized; an increase to servicing and securitizations income for the portion of charged-off loans originated by the company and securitized; and an increase to other non-interest income for the purchased charged-off loan portfolios.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). As allowed for by the SEC under the current year acquisition scope exception, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of Hibernia Corporation and its subsidiaries (“Hibernia”), which were acquired on November 16, 2005. Hibernia represents approximately $27.8 billion of total assets and $39.6 million of net assets as of December 31, 2005 and approximately $163.2 million of revenues and $30.6 million of net income for the year ended December 31, 2005, of our consolidated financial statements.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst and Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ RICHARD D. FAIRBANK	/s/ GARY L. PERLIN
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Capital One Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Capital One Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). As allowed for by the SEC under the current year acquisition scope exception, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of Hibernia Corporation and its subsidiaries (“Hibernia”), which were acquired on November 16, 2005. Hibernia represents approximately $27.8 billion of total assets and $39.6 million of net assets as of December 31, 2005 and approximately $163.2 million of revenues and $30.6 million of net income for the year ended December 31, 2005, of our consolidated financial statements.

In our opinion, management’s assessment that Capital One Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Capital One Financial Corporation and our report dated February 15, 2006, except for Note 27 as to which the date is February 27, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young

McLean, Virginia

February 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Capital One Financial Corporation

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young

McLean, Virginia

February 15, 2006, except for Note 27,

as to which the date is February 27, 2006

Selected Quarterly Financial Data (1)

	2005				2004
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
(In Thousands)
Interest income	$1,634,098	$1,404,615	$1,351,900	$1,336,268	$1,249,330	$1,228,413	$1,151,946	$1,164,731
Interest expense	597,099	494,396	479,397	475,747	464,766	453,038	440,929	432,709
Net interest income	1,036,999	910,219	872,503	860,521	784,564	775,375	711,017	732,022
Provision for loan losses	565,674	374,167	291,600	259,631	467,133	267,795	242,256	243,668
Net interest income after provision for loan losses	471,325	536,052	580,903	600,890	317,431	507,580	468,761	488,354
Non-interest income	1,665,514	1,594,616	1,581,996	1,515,979	1,521,575	1,539,384	1,396,064	1,443,134
Non-interest expense	1,689,186	1,365,638	1,335,617	1,327,832	1,556,527	1,311,984	1,228,812	1,224,896
Income before income taxes	447,653	765,030	827,282	789,037	282,479	734,980	636,013	706,592
Income taxes	167,335	273,881	296,164	282,475	87,351	244,819	228,626	255,786
Net income	$280,318	$491,149	$531,118	$506,562	$195,128	$490,161	$407,387	$450,806
Per Common Share:
Basic earnings per share	$1.01	$1.88	$2.10	2.08	$0.82	$2.07	$1.74	1.94
Diluted earnings per share	0.97	1.81	2.03	1.99	0.77	1.97	1.65	1.84
Dividends	0.03	0.03	0.03	0.03	0.03	0.03	0.03	0.03
Market prices
High	88.56	85.97	80.42	84.75	84.45	75.49	77.65	76.66
Low	71.15	77.89	69.10	73.15	67.62	64.93	61.15	60.04
Average common shares (000s)	278,752	260,918	252,585	243,978	239,247	236,405	234,732	232,021
Average common shares and common equivalent shares (000s)	287,694	270,693	261,664	255,181	253,008	249,007	247,591	245,413
Average Balance Sheet Data:
(In Millions)
Loans	$48,701	$38,556	$38,237	$38,204	$36,096	$34,772	$33,290	$32,878
Allowance for loan losses	(1,585)	(1,405)	(1,439)	(1,510)	(1,381)	(1,425)	(1,494)	(1,594)
Liquidity Portfolio (2)	15,855	12,869	11,603	10,825	11,531	10,646	10,578	9,347
Other assets	11,472	9,184	8,562	8,769	7,093	7,503	7,646	7,068
Total assets	$74,443	$59,204	$56,963	$56,288	$53,339	$51,496	$50,020	$47,699
Interest-bearing deposits	$34,738	$26,618	$26,391	$25,655	$25,580	$24,714	$23,948	$22,993
Other borrowings	13,703	10,698	10,839	10,698	9,077	8,675	8,488	7,834
Senior and deposit notes	6,707	6,684	6,988	6,909	6,946	7,219	7,381	7,271
Other liabilities	6,767	4,402	3,820	4,458	3,515	3,327	3,260	3,158
Stockholder’s equity	12,528	10,802	8,925	8,568	8,221	7,561	6,943	6,443
Total liabilities and stockholders’ equity	$74,443	$59,204	$56,963	$56,288	$53,339	$51,496	$50,020	$47,699

(1)	The above schedule is a tabulation of the Company’s unaudited quarterly results for the years ended December 31, 2005 and 2004. The Company’s common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 11,856 and 9,721 common stockholders of record as of December 31, 2005 and 2004, respectively.

(2)	Liquidity portfolio includes $5.1 billion of pledged securities as of December 31, 2005.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Corporation’s management carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of December 31, 2005 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

(b) Internal Controls over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting is included in Item 8 on page 120 and is incorporated by reference herein.

PART III

Item 10.    Directors and Executive Officers of the Corporation.

The information required by Item 10 will be included in the Corporation’s 2006 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2005 fiscal year.

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

Consolidated Balance Sheets—as of December 31, 2005 and 2004

Consolidated Statements of Income—Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 2005, 2004 and 2003

Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Auditors, Ernst & Young LLP

Selected Quarterly and Financial Data—as of and for the years ended December 31, 2005 and 2004

(2)	All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

(3)	Exhibits:

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

b)	Reports on Form 8-K

On October 21, 2005, the Company filed under Item 2.02—“Results of Operations and Financial Condition”, Item 7.01—“Regulation FD Disclosure”, Item 8.01—“Other Events”, and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K, on Exhibit 99.1, a copy of its earnings press release for the third quarter 2005 that was issued October 20, 2005. This release, which is required under Item 2.02, “Results of Operations and Financial Condition,” has been included under Item 7.01 pursuant to interim reporting guidance provided by the SEC. Additionally, the Company furnished the information in Exhibit 99.2, Third Quarter Earnings Presentation for the quarter ended September 30, 2005.

On October 21, 2005, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—September 2005 for the month ended September 30, 2005.

On November 10, 2005, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—October 2005 for the month ended October 31, 2005.

On November 18, 2005, the Company filed under Item 2.01—“Completion of Acquisition or Disposition of Assets”, Item 5.02 “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 2.1 the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference Capital One’s Current Report on Form 8-K filed on March 9, 2005), on Exhibit 2.2 the Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, by and between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to

Exhibit 2.1 of Capital One’s Report on Form 8-K, filed September 8, 2005), on Exhibit 99.1 a copy of its press release dated November 16, 2005 announcing the completion of the Merger and on Exhibit 99.2 a copy of its press release dated November 16, 2005, announcing the appointment of E.R. Campbell to the board of directors.

On November 23, 2005, the Company furnished under 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 a copy of its press release dated November 22, 2005, which announced the merger consideration to be paid to former Hibernia Corporation shareholders in connection with Capital One’s acquisition of Hibernia Corporation based upon the final election results or the form of merger consideration and applying the proration provisions set forth in the amended merger agreement.

On December 12, 2005, the Company furnished under Item 7.01—“Regulation FD Disclosure” and Item 9.01—“Financial Statements, Pro Forma Financial Information and Exhibits” of Form 8-K on Exhibit 99.1 the Monthly Charge-off and Delinquency Statistics—November 2005 for the month ended November 30, 2005.

On December 23, 2005, the Company filed under Item 1.01—“Entry into a Material Definitive Agreement”, Item 7.01—“Regulation FD Disclosure”, and Item 9.01—“Financial Statements and Exhibits” of Form 8-K on Exhibit 99.1 the Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan.

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

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 2, 2006

/s/ GARY L. PERLIN Gary L. Perlin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2006

/s/ E.R. CAMPBELL E.R. Campbell	Director	March 2, 2006

/s/ W. RONALD DIETZ W. Ronald Dietz	Director	March 2, 2006

/s/ PATRICK W. GROSS Patrick W. Gross	Director	March 2, 2006

/s/ ANN F. HACKETT Ann F. Hackett	Director	March 2, 2006

/s/ LEWIS HAY, III Lewis Hay, III	Director	March 2, 2006

/s/ PIERRE E. LEROY Pierre E. Leroy	Director	March 2, 2006

/s/ MAYO A. SHATTUCK, III Mayo A. Shattuck, III	Director	March 2, 2006

/s/ STANLEY WESTREICH Stanley Westreich	Director	March 2, 2006

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2005

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2000 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001; (ii) the “2001 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 22, 2002, as amended on August 14, 2002; (iii) the “2002 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 17, 2003; (iv) the “2003 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 5, 2004; (v) the “2004 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 9, 2005.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on September 8, 2005).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation and Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Report on Form 8-K, filed January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the 1999 Form 10-K/A).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

4.2	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.3 of the 2002 Form 10-K).

4.3.1	Distribution Agreement dated May 8, 2003 among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

4.3.2	Copy of 6.50% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the 2001 Form 10-K).

4.3.3	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the 2001 Form 10-K).

4.3.4	Copy of 4.25% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the 2003 Form 10-K).

4.3.5	Copy of 5.75% Notes, due 2010, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the 2003 Form 10-K).

Exhibit Number	Description
4.3.6	Copy of 6.50% Notes, due 2013, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the 2003 Form 10-K).

4.3.7	Copy of 4.875% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.7 of the 2003 Form 10-K).

4.3.8	Copy of 8.25% Notes, due 2005, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the 2000 Form 10-K).

4.4.1	Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.5.1 of the 2002 Form 10-K).

4.4.2	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2001 Form 10-K).

4.4.3	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

4.4.4	Copy of 7.25% Notes, due 2006, of the Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the 1999 Form 10-K/A).

4.4.5	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.4.6	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.4.7	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.4.8	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2005).

4.5.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the 2002 Form 10-K).

4.5.2	Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the 2002 Form 10-K).

4.5.3	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc (incorporated by reference to Exhibit 4.6.3 of the 2003 Form 10-K).

4.6	Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the 1998 Form 10-K).

4.7	Upper DECs® form of certificate (incorporated by reference to Exhibit 4.9 of the Corporation’s Report on Form 8-K, filed on April 23, 2002).

10.1.1	1995 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1.1 of the 2002 Form 10-K).

10.1.2	2002 Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Corporation’s Form S-8 filed with the Securities and Exchange Commission on October 10, 2002).

Exhibit Number	Description
10.2.1	Lease Agreement, dated as of December 5, 2000, among First Union Development Corporation, as Lessor, and Capital One F.S.B. and Capital One Bank, jointly and severally, as Lessees (incorporated by reference to Exhibit 10.2.1 of the 2000 Form 10-K).

10.2.2	Participation Agreement, dated as of December 5, 2000, among Capital One F.S.B. and Capital One Bank as construction agents and lessees, Capital One Financial Corporation as guarantor, First Union Development Corporation as Lessor, the various financing parties named therein, and First Union National Bank as Agent (incorporated by reference to Exhibit 10.2.2 of the 2000 Form 10-K).

10.2.3	Guaranty, dated as of December 5, 2000, from Capital One Financial Corporation in favor of First Union Development Corporation and the various other parties to the Participation Agreement, dated as of December 5, 2000 (incorporated by reference to Exhibit 10.2.3 of the 2000 Form 10-K).

10.3	Form of Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and each of Richard D. Fairbank and John G. Finneran Jr. (incorporated by reference to Exhibit 10.3 of the 1999 Form 10-K/A).

10.4	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.4.1	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.4.2	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors. (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.5.1	Employment Agreement between Nigel W. Morris and Capital One Financial Corporation, dated July 18, 2003 (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.5.2	Separation Agreement between David M. Willey and Capital One Financial Corporation, dated July 8, 2003, (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.6	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).

10.7	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2002 Form 10-K).

10.7.1	Restricted Stock Unit Award Agreement, dated May 17, 2004, by and between Capital One Financial Corporation and Richard D. Fairbank. (incorporated by reference to Exhibit 10.10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.7.2	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on December 23, 2005).

Exhibit Number	Description
10.8	Services Agreement, dated November 8, 2004, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and First Data Corporation, acting through its subsidiary, First Data Resources, Inc. (confidential treatment requested for portions of this document incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on September 15, 2005).

10.9	Processing Services Agreement, dated August 5, 2005, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this document, incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2005).

10.10	Form of Amended and Restated Change of Control Employment Agreement between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K).

10.10.1	Revised Schedule of Counterparts to the Amended and Restated Change of Control Employment Agreement, between certain senior executive officers and Capital One Financial Corporation (incorporated by reference to Exhibit 10.10.1 of the 2003 Form 10-K).

10.11	Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the 2002 Form 10-K).

10.12	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.12 of the 2002 Form 10-K).

10.13.1	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K).

10.13.2	Capital One Financial Corporation, Voluntary Non-Qualified Deferred Compensation Plan, dated May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2004).

10.14	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).

10.15	Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.16 of the 2002 Form 10-K).

10.16.1	Amended and Restated Lease Agreement dated as of October 14, 1998 between First Security Bank of Utah, N.A., as owner trustee for the COB Real Estate Trust 1995-1, as Lessor and Capital One Realty, Inc., as lessee (incorporated by reference to Exhibit 10.17.1 of the 1998 Form 10-K).

10.16.1.1	Supplement to Amended and Restated Lease Agreement dated as of March 1, 2004, to that certain Amended and Restated Lease Agreement dated as of October 14, 1998 between Wells Fargo Bank, Northwest, National Association (formerly First Security Bank, N.A., the correct name of which was First Security Bank, National Association), a national banking association, and Val T. Orton, not individually, but solely in their capacities as Owner Trustee, as lessor, and Capital One Realty, Inc., as lessee (incorporated by reference to Exhibit 10.16.1.1 of the 2004 Form 10-K).

10.16.2	Guaranty dated as of October 14, 1998 from Capital One Bank in favor of First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services, Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.2 of the 1998 Form 10-K).

Exhibit Number	Description
10.16.2.2	Reaffirmation of Guaranty dated as of March 1, 2004, from Capital One Bank, for the benefit of (i) Wells Fargo Bank Northwest, National Association (formerly, First Security Bank, N.A., the correct name of which was First Security Bank, National Association), and Val T. Orton, not individually, but solely in their capacities as Owner Trustee of the COB Real Estate Trust 1995-1, collectively as lessor, (ii) Wachovia Bank, National Association (formerly, First Union National Bank), not individually, but solely in its capacity as Indenture Trustee and Lawyers Title Realty Services, Inc., in its capacity as deed of trust trustee under the Indenture, (iii) the Note Purchasers, (iv) the Registered Owners and (v) BTM Capital Corporation (incorporated by reference to Exhibit 10.16.2.2 of the 2004 Form 10-K).

10.17	Revolving Credit Facility Agreement, dated May 5, 2003 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B. and Capital One Bank (Europe), plc, as borrowers and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.17.1	Commitment Increase Letter to Revolving Credit Facility Agreement (filed as Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003), dated January 6, 2004 by Morgan Stanley Senior Funding, Inc (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending March 31, 2004).

10.17.2	Revolving Credit Facility Agreement, dated June 29, 2004 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B. and Capital One Bank (Europe), plc, as borrowers and JPMorgan Chase Bank, an Administrative Agent (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2004).

10.17.3	Amendment No. 1 to the Credit Agreement dated April 29, 2004 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B., and Capital One Bank (Europe) plc, as Borrowers, and J.P. Morgan Securities Inc., (Book Manager and Lead Arranger), Bank of America, N.A., Barclays Bank plc, Citibank, N.A., Credit Suisse First Boston, Deutsche Bank AG, New York Branch, Lehman Commercial Paper Inc., Morgan Stanley Bank, Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 99.2 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

10.18	Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.19.1	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed July 25, 2002).

10.19.2	Capital One Financial Corporation, 2005 Directors Compensation Plan Summary (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

10.20	Capital One Financial Corporation, 2004 Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-117920, filed August 4, 2004).

10.20.1	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed December 23, 2004).

Exhibit Number	Description
10.20.2	Form of Restricted Stock Award Agreement between Capital One Financial Corporation and certain of its executives or associates pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.2 of the 2004 Form 10-K).

10.20.3	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its executives pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

12*	Computation of Ratio of Earnings to Combined Fixed Charges.

14	Capital One Financial Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.3 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

*	Indicates a document being filed with this Form 10-K.
**	Information in this 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section

