Form 10-K/A
period 2004-12-31
CAPITAL ONE FINANCIAL CORP
filed 2006-04-12
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on January 31, 2005.

Common Stock, $.01 Par Value: $19,198,980,433*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2005.

Common Stock, $.01 Par Value: 247,182,857 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 28,2005 are incorporated by reference into Part III.

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed solely to provide language that was inadvertently omitted from the certifications provided as Exhibits 31.1 and 31.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: April 11, 2006	/s/ GARY L. PERLIN
Gary L. Perlin Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer of the Registrant)