Form 10-Q/A
period 2005-03-31
CAPITAL ONE FINANCIAL CORP
filed 2006-04-12
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed solely to provide language that was inadvertently omitted from the certifications provided as Exhibits 31.1 and 31.2.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: April 11, 2006	/s/ GARY L.PERLIN

Gary L. Perlin
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer
and duly authorized officer
of the Registrant)