Form 10-Q
period 2006-03-31
CAPITAL ONE FINANCIAL CORP
filed 2006-05-04
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b of the Exchange Act. (Check One):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of March 31, 2006 there were 303,043,952 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

March 31, 2006

Part 1. Financial Information

Item 1. Financial Statements (unaudited)

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except share and per share data) (unaudited)

	March 31 2006	December 31 2005
Assets:
Cash and due from banks	$1,434,804	$2,022,175
Federal funds sold and resale agreements	2,763,746	1,305,537
Interest-bearing deposits at other banks	1,099,025	743,555

Cash and cash equivalents	5,297,575	4,071,267
Securities available for sale	14,659,166	14,350,249
Loans	58,118,659	59,847,681
Less: Allowance for loan losses	(1,675,000)	(1,790,000)

Net loans	56,443,659	58,057,681
Accounts receivable from securitizations	5,293,392	4,904,547
Premises and equipment, net	1,387,302	1,191,406
Interest receivable	512,136	563,542
Goodwill	3,941,128	3,906,399
Other	1,738,721	1,656,320

Total assets	$89,273,079	$88,701,411

Liabilities:
Non-interest bearing deposits	$4,476,351	$4,841,171
Interest-bearing deposits	43,303,134	43,092,096

Total deposits	47,779,485	47,933,267
Senior and subordinated notes	5,726,109	6,743,979
Other borrowings	16,544,698	15,534,161
Interest payable	353,882	371,681
Other	3,699,659	3,989,409

Total liabilities	74,103,833	74,572,497

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 305,120,628 and 302,786,444 issued as of March 31, 2006 and December 31, 2005, respectively	3,051	3,028
Paid-in capital, net	7,032,073	6,848,544
Retained earnings	8,253,334	7,378,015
Cumulative other comprehensive income (loss)	(8,148)	6,129
Less: Treasury stock, at cost; 2,076,676 and 2,025,160 shares as of March 31, 2006 and December 31, 2005, respectively	(111,064)	(106,802)

Total stockholders’ equity	15,169,246	14,128,914

Total liabilities and stockholders’ equity	$89,273,079	$88,701,411

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2006	2005
Interest Income:
Loans, including past-due fees	$1,612,622	$1,184,036
Securities available for sale	165,100	90,164
Other	100,860	62,068

Total interest income	1,878,582	1,336,268

Interest Expense:
Deposits	403,609	264,025
Senior and subordinated notes	94,354	114,480
Other borrowings	173,742	97,242

Total interest expense	671,705	475,747

Net interest income	1,206,877	860,521
Provision for loan losses	170,270	259,631

Net interest income after provision for loan losses	1,036,607	600,890

Non-Interest Income:
Servicing and securitizations	1,153,604	933,937
Service charges and other customer-related fees	435,731	401,186
Interchange	119,491	123,440
Other	149,425	57,416

Total non-interest income	1,858,251	1,515,979

Non-Interest Expense:
Salaries and associate benefits	516,144	433,501
Marketing	323,771	311,759
Communications and data processing	169,204	142,819
Supplies and equipment	98,184	86,446
Occupancy	49,377	17,901
Other	416,799	335,406

Total non-interest expense	1,573,479	1,327,832

Income before income taxes	1,321,379	789,037
Income taxes	438,040	282,475

Net income	$883,339	$506,562

Basic earnings per share	$2.95	$2.08

Diluted earnings per share	$2.86	$1.99

Dividends paid per share	$0.03	$0.03

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	248,354,259	$2,484	$2,711,327	$5,596,372	$144,759	$(66,753)	$8,388,189
Comprehensive income:
Net income	—	—	—	506,562	—	—	506,562
Other comprehensive loss, net of income tax benefit:
Unrealized losses on securities, net of income tax benefit of $46,960	—	—	—	—	(87,160)	—	(87,160)
Foreign currency translation adjustments	—	—	—	—	(13,783)	—	(13,783)
Unrealized gains on cash flow hedging instruments, net of income taxes of $14,397	—	—	—	—	25,926	—	25,926

Other comprehensive loss	—	—	—	—	(75,017)	—	(75,017)

Comprehensive income							431,545
Cash dividends—$.03 per share	—	—	—	(6,606)	—	—	(6,606)
Purchases of treasury stock	—	—	—	—	—	(360)	(360)
Issuances of common and restricted stock, net of forfeitures	828,529	8	5,481	—	—	—	5,489
Exercise of stock options, and related tax benefits	4,455,930	44	129,317	—	—	—	129,361
Amortization of compensation expense for restricted stock awards	—	—	19,886	—	—	—	19,886
Common stock issuable under incentive plan	—	—	12,226	—	—	—	12,226

Balance, March 31, 2005	253,638,718	$2,536	$2,878,237	$6,096,328	$69,742	$(67,113)	$8,979,730

Balance, December 31, 2005	302,786,444	$3,028	$6,848,544	$7,378,015	$6,129	$(106,802)	$14,128,914
Comprehensive income:
Net income	—	—	—	883,339	—	—	883,339
Other comprehensive loss, net of income tax benefit:
Unrealized losses on securities, net of income tax benefit of $17,709	—	—	—	—	(50,560)	—	(50,560)
Foreign currency translation adjustments	—	—	—	—	20,362	—	20,362
Unrealized gains on cash flow hedging instruments, net of income taxes of $8,524	—	—	—	—	15,921	—	15,921

Other comprehensive loss	—	—	—	—	(14,277)	—	(14,277)

Comprehensive income							869,062
Cash dividends—$.0.03 per share	—	—	—	(8,020)	—	—	(8,020)
Purchase of treasury stock	—	—	—	—	—	(4,262)	(4,262)
Issuances of common and restricted stock, net of forfeitures	618,163	6	7,986	—	—	—	7,992
Exercise of stock options and related tax benefits	1,716,021	17	135,884	—	—	—	135,901
Amortization of compensation expense for restricted stock awards	—	—	15,774	—	—	—	15,774
Common stock issuable under incentive plan	—	—	23,885	—	—	—	23,885
Balance, March 31, 2006	305,120,628	$3,051	$7,032,073	$8,253,334	$(8,148)	$(111,064)	$15,169,246

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net Income	$883,339	$506,562
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	170,270	259,631
Depreciation and amortization, net	124,994	89,855
Reparation of impairment of long-lived assets	—	(18,810)
Losses on sales of securities available for sale	23,660	5,267
Gains on sales of auto loans	(5,753)	—
Losses on repurchase of senior notes	—	12,444
Stock plan compensation expense	39,659	32,112
Changes in assets and liabilities, net of effects from purchase of companies acquired:
Decrease (increase) in interest receivable	51,406	(6,493)
Increase in accounts receivable from securitizations	(388,365)	(1,164,367)
Increase in other assets	(8,929)	(66,960)
(Decrease) increase in interest payable	(17,799)	2,693
(Decrease) increase in other liabilities	(282,287)	180,749

Net cash provided by (used in) operating activities	590,195	(167,317)

Investing Activities:
Purchases of securities available for sale	(2,696,816)	(964,788)
Proceeds from maturities of securities available for sale	977,135	231,017
Proceeds from sales of securities available for sale	1,299,648	426,703
Proceeds from securitizations of loans	3,124,002	569,714
Net increase in loans	(1,837,195)	(202,464)
Principal recoveries of loans previously charged off	140,737	115,272
Additions of premises and equipment, net	(255,592)	(995)
Net payments for companies acquired	(33,657)	(470,694)

Net cash provided by (used in) investing activities	718,262	(296,235)

Financing Activities:
Net (decrease) increase in deposits	(161,644)	217,223
Net increase in other borrowings	1,011,629	48,967
Issuances of senior notes	—	600,000
Maturities of senior notes	(986,731)	(16,500)
Repurchases of senior notes	(31,296)	(648,840)
Purchases of treasury stock	(4,262)	(360)
Dividends paid	(8,020)	(6,606)
Net proceeds from issuances of common stock	7,992	5,489
Proceeds from exercise of stock options	90,183	73,278

Net cash (used in) provided by financing activities	(82,149)	272,651

Increase (decrease) in cash and cash equivalents	1,226,308	(190,901)
Cash and cash equivalents at beginning of period	4,071,267	1,411,211

Cash and cash equivalents at end of period	$5,297,575	$1,220,310

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data) (unaudited)

Note 1

Significant Accounting Policies

Business

The condensed consolidated financial statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a diversified financial services company whose subsidiaries market a variety of financial products and services to consumers. The principal subsidiaries are Capital One Bank (the “Bank”), which offers credit card products and deposit products, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products, Capital One Auto Finance, Inc. (“COAF”), which offers automobile and other motor vehicle financing products and Capital One, National Association (the “National Bank”) which offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are collectively referred to as the “Company.”

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

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with these condensed consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, (“SFAS 156”). SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations prescribed by SFAS 156. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable, and SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions after the effective date of this statement. The adoption of SFAS 156 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and SFAS 140. SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of

Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires compensation cost related to share-based payment transactions to be recognized in the financial statements, and that the cost be measured based on the fair value of the equity or liability instruments issued. At March 31, 2006, the Company has two active stock-based compensation plans: one employee plan and one non-employee director plan, which are described more fully in Note 5. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments grated subsequent to January 1, 2006, based on the grant-date fair valued estimated in accordance with the provisions of SFAS 123(R). The Company voluntarily adopted the expense recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (“SFAS 123”), prospectively to all awards granted, modified, or settled after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock based compensation plans. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006, are $8.7 million and $5.9 million lower, respectively, than if it had continued to account for share-based compensation under SFAS 123. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $2.97 and $2.88, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $2.95 and $2.86, respectively.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $13.4 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

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

The following unaudited pro forma condensed statements of income assume that the Company and Hibernia were combined at the beginning of the period presented.

Three Months Ended March 31
2005
Net interest income	$1,044,973
Non-interest income	1,629,515
Provision for loan losses	275,331
Non-interest expense	1,511,278
Income taxes	316,990
Minority interest, net of income taxes	(248)

Net income	$571,137

Basic earnings per share	$2.06
Diluted earnings per share	$1.98

(1)	Pro forma adjustments include the following adjustments: accretion for loan fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for interest-bearing deposits fair value premium, accretion for subordinated notes fair value premium, addition of interest expense for other borrowings used to fund the acquisition, and related amortization for intangibles acquired, net of Hibernia’s historical intangible amortization expense.

Note 3

Segments

Beginning January 1, 2006, the Company now maintains four distinct operating segments: U.S. Card, Auto Finance, Global Financial Services and Banking. The U.S. Card segment consists of domestic credit card lending activities. The Auto Finance segment consists of automobile and other motor vehicle financing activities. The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities. The Banking segment consists of banking operations, which includes consumer, small business and commercial deposits and lending conducted within the Company’s branch network. The U.S. Card, Auto Finance, Global Financial Services and Banking segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other category includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other category also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

As a result of the merger, the Company realigned its segment reporting to reflect the new business structure of the combined companies. The Banking segment was added to include Hibernia’s banking operations and Capital One’s branchless deposits and excludes $2.9 billion of auto loans from Hibernia’s indirect auto lending business, which is now included in the Auto Finance segment.

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

	For the Three Months Ended March 31, 2006
	U.S. Card	Auto Finance	Global Financial Services	Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$1,221,101	$348,830	$438,249	$244,924	$(18,134)	$2,234,970	$(1,028,093)	$1,206,877
Non-interest income	775,413	391	283,352	104,485	58,553	1,222,194	636,057	1,858,251
Provision for loan losses	224,438	107,805	217,365	9,821	2,877	562,306	(392,036)	170,270
Non-interest expenses	844,729	134,655	330,172	272,987	(9,064)	1,573,479	—	1,573,479
Income tax provision (benefit)	324,573	37,366	60,520	23,310	(7,729)	438,040	—	438,040

Net income (loss)	$602,774	$69,395	$113,544	$43,291	$54,335	$883,339	$—	$883,339

Loans receivable	$47,142,650	$19,848,190	$23,732,515	$13,169,792	$13,629	$103,906,776	$(45,788,117)	$58,118,659

	For the Three Months Ended March 31, 2005
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$1,250,638	$249,507	$412,733	$(94,118)	$1,818,760	$(958,239)	$860,521
Non-interest income	779,415	11,339	233,841	46,806	1,071,401	444,578	1,515,979
Provision for loan losses	489,036	92,313	188,316	3,627	773,292	(513,661)	259,631
Non-interest expenses	836,142	113,765	351,476	26,449	1,327,832	—	1,327,832
Income tax provision (benefit)	246,706	19,169	36,309	(19,709)	282,475	—	282,475

Net income (loss)	$458,169	$35,599	$70,473	$(57,679)	$506,562	$—	$506,562

Loans receivable	$46,629,763	$13,292,953	$21,683,102	$(13,826)	$81,591,992	$(43,632,789)	$37,959,203

(1)	Income statement adjustments for the three months ended March 31, 2006 reclassify the net of finance charges of $1,363.5 million, past-due fees of $256.4 million, other interest income of $(61.7) million and interest expense of $530.1 million; and net charge-offs of $392.0 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

Income statement adjustments for the three months ended March 31, 2005 reclassify the net of finance charges of $1,193.6 million, past-due fees of $254.1 million, other interest income of $(44.4) million and interest expense of $445.1 million; and net charge-offs of $513.7 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

Note 4

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Shares in Thousands)	Three Months Ended March 31
	2006	2005
Numerator:
Net income	$883,339	$506,562

Denominator:
Denominator for basic earnings per share- Weighted-average shares	299,257	243,978
Effect of dilutive securities:
Stock options	8,661	8,911
Restricted stock	1,203	2,292

Dilutive potential common shares	9,864	11,203
Denominator for diluted earnings per share- Adjusted weighted-average shares	309,121	255,181

Basic earnings per share	$2.95	$2.08

Diluted earnings per share	$2.86	$1.99

Note 5

Stock Plans

The Company has two active stock-based compensation plans: one employee plan and one non-employee director plan. Under the plans, the Company reserves common shares for issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock units. The form of stock compensation is specific to each plan. Generally the exercise price of each stock option or value of each restricted stock award will equal the fair market value of the Company’s stock on the date of grant, the maximum term will be ten years, and vesting will be determined at the time of grant. The vesting for most options is 33 1/3 percent per year beginning with the first anniversary of the grant date. For restricted stock, the vesting is usually 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date or three years from the date of grant.

The Company also issues cash equity units which are classified as liabilities. They are not issued out of the Company’s stock-based compensation plans because, instead of stock, they are settled with a cash payment for each unit vested equal to the fair market value of the Company’s stock on the vesting date. These units vest 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date or three years from the date of grant.

Total compensation expense recognized for share based compensation during the three months ended March 31, 2006 and 2005 was $44.7 million and $28.6 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the three months ended March 31, 2006, and 2005, was $13.9 million and $9.6 million, respectively.

Capital One recognizes compensation expense on a straight line basis over the vesting period for the entire award for any awards with graded vesting.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for each of the Company’s stock-based compensation plans as of March 31, 2006:

Plan Name	Shares Reserved	Available For Issuance
2004 Stock Incentive Plan(1)	8,000,000	1,552,730
2002 Non-Executive Officer Stock Incentive Plan(2)	8,500,000	—
1999 Stock Incentive Plan(2)	600,000	—
1994 Stock Incentive Plan(2)	67,112,640	—
1999 Non-Employee Directors Stock Incentive Plan	825,000	166,500
1995 Non-Employee Directors Stock Incentive Plan(3)	600,000	—
1997 Hibernia Long Term Incentive Plan(4)	1,693,000	—
2003 Hibernia Long Term Incentive Compensation Plan(4)	2,083,000	—
1993 Hibernia Director Stock Option Plan(4)	20,000	—

(1)	Available for issuance includes the CEO restricted stock units at their maximum amount.
(2)	The ability to issue grants out of these plans was terminated in 2004. There are currently 1,499,453 options outstanding under the 2002 Non-Executive Officer Stock Incentive Plan, 56,775 options outstanding under the 1999 Stock Incentive Plan and 16,479,006 options outstanding under the 1994 Stock Incentive Plan.
(3)	The ability to issue grants out of this plan was terminated in 1999. There are currently 122,000 options outstanding under the plan
(4)	In conjunction with the acquisition of Hibernia, the Company assumed three existing Hibernia stock incentive plans, under which there are 3,144,724 options outstanding and no shares available for future issuance.

A summary of the status of the Company’s options as of March 31, 2006, and changes for the three months then ended is presented below:

	Options (000s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2006	26,785	$51.39
Granted	2,320	88.76
Exercised (1)	(1,769)	46.78
Cancelled	(406)	62.13

Outstanding at March 31, 2006	26,930	$54.75	5.77	$718,517

Exercisable at March 31, 2006	19,520	$47.58	5.26	$643,284

(1)	The company received $76.7 million in cash proceeds and recognized $24.2 million in tax benefits from stock option exercises in the quarter ending March 31, 2006.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $26.35 and $39.06, respectively. The total intrinsic value of options exercised during those same periods was $71.8 million and $274.1 million, respectively.

The fair value of the options granted during the three months ended March 31, 2006, and 2005, was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below:

	For the Three Months Ended March 31
Assumptions	2006	2005
Dividend yield	.13%	.14%
Volatility factors of expected market price of stock (1)	29%	53%
Risk-free interest rate	4.72%	4.21%
Expected option term (in years)	3.9	4.9

(1)	In December of 2005, the Company began using the implied volatility of publicly traded and over-the-counter stock options as a basis for the expected volatility assumption. Previously, expected volatility was based on historical stock price observations.

A summary of the status of the Company’s restricted stock awards as of March 31, 2006, and changes for the three months then ended is presented below:

	Shares (000s)	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2006	2,466	$62.83
Granted	684	88.81
Vested	(191)	83.01
Cancelled	(159)	65.49

Unvested at March 31, 2006	2,800	$68.00

As of March 31, 2006, there was a total of $111.0 million of unrecognized compensation cost related to unvested awards; that cost is expected to be recognized over the next 3 years. The weighted-average grant date fair value of restricted stock granted during the three months ending March 31, 2006, and 2005, was $88.81 and $78.70, respectively. The total fair value of shares vesting during those same periods was $15.8 million and $4.6 million, respectively.

Cash equity units vesting during the three months ended March 31, 2006 resulted in a cash payment to associates of $17.6 million. No cash equity units vested during the three months ended March 31, 2005.

Note 6

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

	Auto Finance	Global Financial Services	Banking	Total
Balance at December 31, 2005	$328,192	$389,873	$3,188,334	$3,906,399
Additions	3,795	—	29,862	33,657
Foreign Currency Translation	—	1,072	—	1,072

Balance at March 31, 2006	$331,987	$390,945	$3,218,196	$3,941,128

The addition of $29.9 million to Banking segment goodwill includes approximately $15 million added as a result of the acquisition of a remaining 50% ownership in a credit card processing company. The remaining additions to goodwill represent purchase accounting adjustments related to the acquisition of Hibernia in the fourth quarter of 2005.

In addition, in connection with the acquisition of Hibernia, the Company recorded other intangible assets that consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists, brokerage relationships and insurance contracts. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$380,000	$(27,909)	$352,091	10.0 years
Trust intangibles	10,500	(432)	10,068	18.0 years
Lease intangibles	5,209	(480)	4,729	9.6 years
Other intangibles	11,254	(523)	10,731	11.5 years

Total	$406,963	$(29,344)	$377,619

Intangibles are generally amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $19.4 million for the three months ended March 31, 2006. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 10.2 years.

Note 7

Charged-off Loan Portfolio Sales

In February 2006, the Company recognized $83.8 million of income from the sale of a combination of previously purchased charged-off loan portfolios and Company originated charged-off loans. The sale resulted in the acceleration of certain future portfolio returns. The pre-tax income was reflected in the following line items: an increase of $66.4 million to various revenue line items, the majority of which was recorded to other non-interest income for the portion related to purchased charged-off loan portfolios; a $7.0 million reduction in the provision for loan losses through an increase in recoveries for the portion of charged-off loans originated by the Company and not securitized; and an increase of $10.4 million to servicing and securitizations income for the portion of charged-off loans originated by the Company and securitized..

Note 8

Commitments, Contingencies and Guarantees

Letters of Credit and Financial Guarantees

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

The Company had contractual amounts of standby letters of credit of $588.3 million at March 31, 2006. As of March 31, 2006, standby letters of credit had expiration dates ranging from 2006 to 2010. The fair value of the guarantees outstanding at March 31, 2006 that have been issued since January 1, 2003, was $4.4 million and was included in other liabilities.

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

Note 9

North Fork Bancorporation, Inc. Acquisition

In March 2006, the Company signed a definitive agreement to acquire North Fork Bancorporation, Inc. (“North Fork”), a bank holding company that offers a full range of banking products and financial services to both consumer and commercial customers. The Company expects to acquire North Fork in a stock and cash transaction valued on March 10, 2006, at approximately $14.6 billion. The transaction is subject to regulatory and Capital One’s and North Fork’s shareholder approvals and is expected to close in the fourth quarter of 2006. On May 1, 2006, the Company filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4 that included a preliminary joint proxy statement of the Company and North Fork that also constitutes a prospectus of the Company.

Subsequent to March 31, 2006, the Company entered into derivative instruments to mitigate certain exposures we face as a result of our expected acquisition of North Fork. Under purchase accounting rules, North Fork’s balance sheet will be marked to market upon closing. As interest rates increase, the market value of North Fork’s balance sheet, as measured under purchase accounting, declines resulting in a temporary reduction in the tangible capital ratios of the combined entity. The position is designed to protect our tangible capital ratios from falling below a desired level. The Company’s maximum negative exposure is expected to be no more than the approximately $50 million paid to establish the current position. The derivative instruments will not be treated as designated hedges under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such will be marked to market through the income statement until the derivatives expire or are terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”) which currently offers credit card products and takes retail deposits, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products, Capital One, National Association (the “National Bank”) which offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients, and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”. As of March 31, 2006, the Company had $47.8 billion in deposits and $103.9 billion in managed loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world.

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

II. Significant Accounting Policies

See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the Company’s significant accounting policies.

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

As of and for the three months ended March 31, 2006

(Dollars in thousands)	Total Reported	Securitization Adjustments (1)	Total Managed (2)
Income Statement Measures
Net interest income	$1,206,877	$1,028,093	$2,234,970
Non-interest income	1,858,251	(636,057)	1,222,194

Total revenue	3,065,128	392,036	3,457,164
Provision for loan losses	170,270	392,036	562,306
Net charge-offs	300,467	392,036	692,503

Balance Sheet Measures
Loans	$58,118,659	$45,788,117	$103,906,776
Total assets	89,273,079	45,257,154	134,530,233
Average loans	58,142,418	46,467,782	104,610,200
Average earning assets	78,147,484	44,255,018	122,402,502
Average total assets	88,894,594	45,902,460	134,797,054
Delinquencies	1,558,880	1,480,278	3,039,158

(1)	Income statement adjustments reclassify the net of finance charges of $1,363.5 million, past-due fees of $256.4 million, other interest income of $(61.7) million and interest expense of $530.2 million; and net charge-offs of $392.0 million from Non-interest income to Net interest income and Provision for loan losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

IV. Management Summary

Summary of the Quarter ended March 31, 2006

The first quarter of 2006 was marked by continued strength in profitability and diversified loan growth.

Net income increased 74% to $883.3 million for the three month period ended March 31, 2006, while diluted earnings per share increased 44% compared to the same period in the prior year.

Revenue growth and lower provision for loan losses offset slightly by increased operating expenses resulted in the increase in net income. Revenue growth was driven by growth in the managed loan portfolio, gains from the sale of charged-off loan portfolios and contributions from the Hibernia acquisition. The provision for loan losses decreased primarily due to a decrease in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy spike experienced in the fourth quarter of 2005. The increase in operating expenses was driven primarily by the Hibernia acquisition, which contributed 94% of the overall increase. Although operating expenses increased for the three month period ended March 31, 2006, operating expenses as a percentage of average managed assets continued to decline, reflecting the Company’s improved operating efficiency.

While US Card loans rose 1%, the Company continues to achieve strong loan growth in its Auto Finance and Global Financial Services segments, which accounted for 39% of the loan growth in the first quarter and represented 42% of managed loans at March 31, 2006. In the first quarter 2006, the Company added a Banking segment which represents legacy Hibernia business lines, excluding the indirect auto business which moved to the Auto Finance segment and includes the Company’s branchless deposit business which was moved from the Other caption. The Banking segment had strong results for the first quarter with a $43.3 million contribution to net income. The Banking segment ended the first quarter with $13.2 billion in loans and $35.4 billion in total deposits.

The Company continued to expand its lending and deposit products and its distribution channels while delivering strong results and maintaining a strong balance sheet. Total assets continue to grow and the Company continues to maintain significant levels of liquidity. Capital ratios remain well above the regulatory “well capitalized” thresholds following the acquisition of Hibernia.

Q1 2006 Significant Events

Pending Acquisitions

In March 2006, the Company signed a definitive agreement to acquire North Fork Bancorporation, Inc. (“North Fork”), a bank holding company that offers a full range of banking products and financial services to both consumer and commercial customers. The Company expects to acquire North Fork in a stock and cash transaction valued on March 10, 2006, at approximately $14.6 billion. The transaction is subject to regulatory and shareholder approvals and is expected to close in the fourth quarter of 2006.

Charged-Off Loan Portfolio Sale

In February 2006, the Company recognized $83.8 million of income from the sale of a combination of previously purchased charged-off loan portfolios and Company originated charged-off loans. The sale resulted in the acceleration of certain future portfolio returns. The pre-tax income is reflected in the following income statement line items: an increase of $66.4 million to various revenue line items, the majority of which was recorded to other non-interest income for the portion related to purchased charged-off loan portfolios; a $7.0 million reduction in the provision for loan losses through an increase in recoveries for the portion of charged-off loans originated by the Company and not securitized; and an increase of $10.4 million to servicing and securitizations income for the portion of charged-off loans originated by the Company and securitized..

V. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company at and for the three month periods ended March 31, 2006 and 2005.

Table 1: Financial Summary

	Three Months Ended March 31
(Dollars in thousands)	2006	2005	Change
Earnings (Reported):
Net interest income	$1,206,877	$860,521	$346,356
Non-interest income:
Servicing and securitizations	1,153,604	933,937	219,667
Service charges and other customer-related fees	435,731	401,186	34,545
Interchange	119,491	123,440	(3,949)
Other	149,425	57,416	92,009

Total non-interest income	1,858,251	1,515,979	342,272

Total Revenue (1)	3,065,128	2,376,500	688,628
Provision for loan losses	170,270	259,631	(89,361)
Marketing	323,771	311,759	12,012
Operating expenses	1,249,708	1,016,073	233,635

Income before taxes	1,321,379	789,037	532,342
Income taxes	438,040	282,475	155,565

Net income	$883,339	$506,562	$376,777

Common Share Statistics:
Basic EPS	$2.95	$2.08	$0.87
Diluted EPS	2.86	1.99	0.87

Selected Balance Sheet Data:
Reported loans (period end)	$58,118,659	$37,959,203	$20,159,456
Managed loans (period end)	103,906,776	81,591,992	22,314,784
Reported loans (average)	58,142,418	38,203,914	19,938,504
Managed loans (average)	104,610,200	81,652,485	22,957,715
Allowance for loan losses	1,675,000	1,440,000	235,000

Selected Company Metrics (Reported):
Return on average assets (ROA)	3.97%	3.60%	0.37
Return on average equity (ROE)	24.18	23.65	0.53
Net charge-off rate	2.07	3.46	(1.39)
30+ day delinquency rate	2.68	3.47	(0.79)
Net interest margin	6.18	6.76	(0.58)
Revenue margin	15.69	18.68	(2.99)

Selected Company Metrics (Managed):
Return on average assets (ROA)	2.62%	2.04%	0.58
Net charge-off rate	2.65	4.13	(1.48)
30+ day delinquency rate	2.92	3.45	(0.53)
Net interest margin	7.30	7.87	(0.57)
Revenue margin	11.30	12.50	(1.20)

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $170.9 million and $243.9 million for the three months ended March 31, 2006 and 2005, respectively.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XIII, Tabular Summary as detailed in sections below.

All comparisons are made between the three month period ended March 31, 2006 and the three month period ended March 31, 2005, unless otherwise indicated.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three months ended March 31, 2006, reported net interest income increased 40% compared to the same period in the prior year. The increase in net interest income is primarily the result of a 54% increase in the Company’s reported average earning assets, offset by a decrease in earning asset yields. The growth in earning assets resulted from growth in Auto Finance loans and the addition of the Hibernia loan portfolio in November of 2005. As a result of adding these lower loss assets, the reported net interest margin decreased 58 basis points due to a 131 basis point decrease in reported loan yields.

For additional information, see section XIII, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income.

For the three months ended March 31, 2006, reported non-interest income increased 23%. The increase was due to increases in servicing and securitizations income, service charges and other customer-related fees, and other non-interest income. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income increased 24% for the three months ended March 31, 2006. This increase was primarily the result of a 7% increase in the average off-balance sheet loan portfolio combined with an increase in excess spread resulting from lower loan losses and increased recoveries.

Service Charges and Other Customer-Related Fees

Excluding $81.4 million contributed by Hibernia, service charges and other customer-related fees decreased 12% for the three months ended March 31, 2006, while the average reported loan portfolio, exclusive of Hibernia, grew 10%. The lower growth in service charges and other customer-related fee income when compared to average reported loan growth is reflective of the reported loan growth being concentrated in the Auto Finance and Global Financial Services segments that generate lower fee income.

Interchange

Interchange income, net of rewards expense, decreased 3% for the three months ended March 31, 2006. This decrease is primarily related to a slight decrease in purchase volume and an increase in costs associated with the Company’s rewards programs. Rewards expense increased 12% to $42.1 million, resulting from the continued expansion of the rewards program during 2006.

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

Excluding $20.6 million contributed by Hibernia, other non-interest income increased $71.4 million compared to the same period in the prior year and is inclusive of a $23.7 million loss on the sale of securities available for sale. This increase is primarily the result of a $59.8 million gain from the sale of purchased charged-off loan portfolios. In addition, during the three months ended March 31, 2005, the Company recognized a $12.4 million loss in connection with the extinguishment of senior notes.

Provision for loan losses

The provision for loan losses decreased 34% for the three months ended March 31, 2006, compared to the same period in the prior year. This decrease was primarily driven by a decrease in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy spike experienced in the fourth quarter of 2005.

Non-interest expense

Non-interest expense consists of marketing and operating expenses.

Non-interest expense increased 18% for the three months ended March 31, 2006, reflecting flat marketing spend and a 23% increase in operating expenses. The increase in operating expenses was primarily driven by the acquisition of Hibernia which contributed $220.2 million to operating expenses for the three months ended March 31, 2006. Operating expenses as a percentage of average managed assets for the three months ended March 31, 2006 fell 38 basis points to 3.71% from 4.09% for the prior year.

Income taxes

The Company’s effective tax rate was 33.2% and 35.8% for the three months ended March 31, 2006 and 2005, respectively. The effective rate includes state, federal and international income tax components. The decrease in the rate was primarily driven by the resolution of certain tax issues and audits for the tax years 2000-2002 with the Internal Revenue Service during the three months ended March 31, 2006.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans grew 28% for the three months ended March 31, 2006 compared to the same period in the prior year. The loan growth was primarily due to growth in Auto Finance and Global Financial Services and the Hibernia acquisition which added $16.1 billion in loans.

For additional information, see section XIII, Tabular Summary, Table C (Managed Consumer Loan Portfolio).

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

The 30-plus day delinquency rate for the reported and managed loan portfolio decreased 79 and 53 basis points, respectively, at March 31, 2006 compared to March 31, 2005. The reduction in the reported and managed loan 30-plus day delinquency rates reflect a higher concentration of lower loss assets in the respective loan portfolios and overall improved collections experience.

For additional information, see section XIII, Tabular Summary, Table E (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. The Company charges off credit card loans at 180 days past the due date and generally charges off other consumer loans at 120 days past the due date or upon repossession of collateral. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense. Non-collateralized bankruptcies are typically charged-off within 30 days.

The reported and managed net charge-off rates decreased 139 and 148 basis points, respectively for the three months ended March 31, 2006 when compared to the same period in the prior year. The decrease in net charge-off rates was primarily driven by a decrease in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy spike experienced in the fourth quarter of 2005 combined with an increase in recoveries.

For additional information, see section XIII, Tabular Summary, Table F (Net Charge-offs).

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

For additional information, see section XIII, Tabular Summary, Table G (Nonperforming Assets).

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

The allowance for loan losses decreased $115.0 million from December 31, 2005, driven primarily by the seasonal reduction in on-balance sheet credit card loans, a higher percentage of Auto Finance loans in the loan portfolio, improved recovery rates, and a continued favorable loss outlook.

For additional information, see section XIII, Tabular Summary, Table H (Summary of Allowance for Loan Losses).

VI. Reportable Segment Summary

The Company manages its business as four distinct operating segments: U.S. Card, Auto Finance, Global Financial Services, and Banking. In the first quarter 2006, the Company added a Banking segment which represents legacy Hibernia business lines, excluding the indirect auto business which moved to the Auto Finance segment and including the Company’s legacy branchless deposit business which moved from the Other caption. The U.S. Card, Auto Finance, Global Financial Services, and Banking segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

US Card Segment

Table 2: U.S. Card

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Earnings (Managed Basis)
Net interest income	$1,221,101	$1,250,638
Non-interest income	775,413	779,415

Total revenue	1,996,514	2,030,053
Provision for loan losses	224,438	489,036
Non-interest expense	844,729	836,142

Income before taxes	927,347	704,875
Income taxes	324,573	246,706

Net income	$602,774	$458,169

Selected Metrics (Managed Basis)
Period end loans	$47,142,650	$46,629,763
Average loans	48,217,926	47,547,749
Net charge-off rate	2.93%	4.73%
30+ day delinquency rate	3.31	3.66
Purchase volume(1)	$18,015,669	$15,598,314
Number of Accounts (000s)	37,258	38,255

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card segment consists of domestic consumer credit card lending activities.

U.S. Card segment net income grew 32% from the same period in the prior year primarily as a result of lower provision for loan losses.

Revenue declined slightly for the first quarter compared to the same period in the prior year, reflecting in part the slower loan growth associated with the Company’s choice to limit its marketing in selected parts of the market, including the prime revolver market, where we see continued heavy use of extremely low up front pricing that appears to rely on extensive penalty repricing well beyond normal “go to” rates for a substantial percentage of customers to achieve profitability. The Company believes that the prevailing pricing tactics in those parts of the market compromise both economic returns and customer loyalty over the long term and, therefore, has chosen to continue to focus on other opportunities, like rewards cards, that generate profitable growth and create long term customer loyalty. The U.S. Card segment showed a 16% increase in purchase volume over the same period in the prior year, reflecting the Company’s focus on the rewards segment.

Non-interest expense rose modestly driven by the Company’s progress in containing expenses.

The provision for loan losses decreased 54% for the three months ended March 31, 2006, reflecting a decrease in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy spike experienced in the fourth quarter of 2005 coupled with an increase of recoveries.

Auto Finance Segment

Table 3: Auto Finance

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Earnings (Managed Basis)
Net interest income	$348,830	$249,507
Non-interest income	391	11,339

Total revenue	349,221	260,846
Provision for loan losses	107,805	92,313
Non-interest expense	134,655	113,765

Income before taxes	106,761	54,768
Income taxes	37,366	19,169

Net income	$69,395	$35,599

Selected Metrics (Managed Basis)
Period end loans	$19,848,190	$13,292,953
Average loans	19,440,128	12,733,831
Net charge-off rate	2.35%	2.89%
30+ day delinquency rate	3.57	3.51
Auto loan originations(1)	$2,940,540	$2,033,162
Number of Accounts (000s)	1,480	1,033

(1)	Includes all organic auto loan originations and excludes auto loans added through acquisitions.

The Auto Finance segment consists of automobile and other motor vehicle financing activities.

Auto Finance net income increased 95% for the three months ended March 31, 2006 from the same period in the prior year, as a result of growth in revenue offset by higher provision and non-interest expense. The increase in revenues and non-interest expenses was driven by significant loan growth. The Auto Finance segment had a 45% increase in auto loan originations in addition to the $635.3 million Key Bank portfolio acquisition in April of 2005 and the transfer of $2.9 billion of Hibernia’s indirect auto loans to the Auto Finance segment on January 1, 2006.

The provision for loan losses increased 17% for the three months ended March 31, 2006, however, the Auto Finance segment’s net charge-off rate was down 54 basis points from the prior year. Net charge-offs of Auto Finance segment loans increased $21.9 million, or 24%, while average Auto Finance loans for the three months ended March 31, 2006 grew $6.7 billion, or 53%, compared to the prior year. The decrease in the charge-off rate was primarily driven by improved loan quality through the addition of Hibernia’s indirect auto loans, which increased the Auto Finance segment mix of prime loans, and favorable industry trends.

Global Financial Services Segment

Table 4: Global Financial Services

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Earnings (Managed Basis)
Net interest income	$438,249	$412,733
Non-interest income	283,352	233,841

Total revenue	721,601	646,574
Provision for loan losses	217,365	188,316
Non-interest expense	330,172	351,476

Income before taxes	174,064	106,782
Income taxes	60,520	36,309

Net income	$113,544	$70,473

Selected Metrics (Managed Basis)
Period end loans	$23,732,515	$21,683,102
Average loans	23,668,326	21,353,653
Net charge-off rate	3.63%	3.55%
30+ day delinquency rate	2.90	3.04
Number of Accounts (000s)	10,013	9,420

The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other consumer financial service activities.

Global Financial Services net income increased 61% for the three months ended March 31, 2006 compared to the same period in the prior year as a result of increases in revenue and decreases to non-interest expense, offset by an increase to the provision for loan losses. Total revenue increased 12% for the three months ended March 31, 2006, as a result of 11% growth in average loans.

The provision for loan losses increased 15% for the three months ended March 31, 2006, as a result of growth in the loan portfolio and continued credit quality deterioration in the U.K.

Non-interest expense decreased 6% for the three months ended March 31, 2006 as a result of reduced marketing expense in the UK and improved operating efficiencies. Non-interest expense as a percentage of average managed loans improved 26 basis points to 1.39% for the quarter ended March 31, 2006 compared to the same period in the prior year.

Banking Segment

Table 5: Banking

Three Months Ended March 31,
(Dollars in thousands)	2006
Earnings (Managed Basis)
Net interest income	$244,924
Non-interest income	104,485

Total revenue	349,409
Provision for loan losses	9,821
Non-interest expense	272,987

Income before taxes	66,601
Income taxes	23,310

Net income	$43,291

Selected Metrics (Managed Basis)
Period end loans	$13,169,792
Average loans	13,283,515
Net charge-off rate	0.38%
30+ day delinquency rate	0.75
Core Deposits	$27,996,290
Total Deposits	35,396,221
Number of ATMs	669
Number of locations	316

In the first quarter 2006, the Company added a Banking segment which represents legacy Hibernia business lines, excluding their indirect auto business which moved to the Auto Finance segment and including the Company’s branchless deposits which moved from the Other caption. The Banking segment had strong results for the first quarter with a $43.3 million contribution to net income. The Banking segment ended the first quarter with $13.2 billion in loans and $35.4 billion in total deposits.

The following table provides additional information regarding the composition of our new Banking segment.

Q1 2006 (in thousands)	Banking (1)	Capital One’s Branchless Deposits (1)	Hibernia’s Indirect Auto Lending Business (2)	Purchase Accounting Adjustments (3)	Other Adjustments (4)	Banking Segment
Net interest income	$240,472	$25,649	$(23,420)	$12,956	$(10,733)	$224,924
Non-interest income	105,365	814	(680)	—	(1,014)	104,485
Provision for loan losses	18,000	—	(8,179)	—	—	9,821
Non-interest expenses	207,528	21,838	(10,087)	23,188	30,520	272,987
Income tax provision (benefit)	42,109	1,619	(2,042)	(3,582)	(14,794)	23,310

Net income (loss)	$78,200	$3,006	$(3,792)	$(6,650)	$(27,473)	$43,291

Loans receivable	$16,072,735		$(2,902,943)			$13,169,792
Total Deposits	$22,255,080	$14,096,111			$(954,970)	$35,396,221

(1)	Transferred from the Other caption in Q1.
(2)	Transferred to the Auto segment in Q1.
(3)	Includes allocations for loan discount accretion, deposit premium amortization, and Core Deposit Intangible and other intangible amortization resulting from the Hibernia acquisition.
(4)	Income statement adjustments for investments and match funding, brand and corporate cost allocations, and other integration costs. Deposit adjustment represents Hibernia brokered deposits transferred to the Other caption.

VII. Funding

Funding Availability

The Company has established access to a variety of funding sources. Table 6 illustrates the Company’s unsecured funding sources and its two auto securitization warehouses.

Table 6: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)(5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$3,176	—
Senior Domestic Bank Note Program(3)	4/97	—	$180	—
Credit Facility	6/04	$750	—	6/07
Capital One Auto Loan Facility I	—	$2,637	$1,463	—
Capital One Auto Loan Facility II	3/05	$59	$941	—
Corporation Shelf Registration	10/05	$2,500	N/A	—

(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $5.7 billion at March 31, 2006.

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

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of March 31, 2006, the Capital One Auto Loan Facility I had the capacity to issue up to $4.1 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of March 31, 2006, the Capital One Auto Loan Facility II had the capacity to issue up to $1.0 billion in secured notes. The Capital One Auto Loan Facility II has a renewal date of March 26, 2007. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of March 31, 2006, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts. This shelf registration statement was updated in October 2005 to increase capacity to an aggregate amount not to exceed $2.5 billion.

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

The Company’s branch network offers a broad set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposits (“CDs”).

As of March 31, 2006, the Company had $47.8 billion in deposits of which $3.3 billion were held in foreign banking offices and $10.4 billion represented large domestic denomination certificates of $100 thousand or more.

Table 7 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of March 31, 2006.

Table 7: Maturities of Large Denomination Certificates—$100,000 or More

	March 31, 2006
(Dollars in thousands)	Balance	Percent
Three months or less	$1,691,699	16.31%
Over 3 through 6 months	1,411,859	13.62
Over 6 through 12 months	1,553,828	14.98
Over 12 months through 10 years	5,712,666	55.09

Total	$10,370,052	100.00%

Table 8 shows the composition of average deposits for the periods presented.

Table 8: Deposit Composition and Average Deposit Rates

	Three Months Ended March 31, 2006
	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing—domestic	$4,485,558	9.37%	N/A
NOW accounts	572,181	1.20	2.33%
Money market deposit accounts	10,716,774	22.39	2.84
Savings Accounts	3,719,994	7.77	2.49
Other consumer time deposits	14,647,708	30.60	4.08

Total core deposits	34,142,215	71.33	3.40
Public fund certificate of deposits of $100,000 or more	964,181	2.01	4.27
Certificates of deposit of $100,000 or more	9,407,892	19.65	4.37
Foreign time deposits	3,355,890	7.01	4.61

Total deposits	$47,870,178	100.00%	3.72%

VIII. Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $45.4 billion as of March 31, 2006, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

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

Recourse Exposure

The credit quality of the receivables transferred is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, cash reserve accounts and accrued interest and fees on the investor’s share of the pool of receivables. Some of these credit enhancements are retained by the seller and are referred to as retained residual interests. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. Securitization investors and the trusts only have recourse to the retained residual interests, not the Company’s assets. See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, Part I, Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 21” for quantitative information regarding retained interests.

Collections and Amortization

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted, in general, to the Company. Under certain conditions, some of the cash collected may be retained to ensure future payments to investors. For amortizing securitizations, amounts collected in excess of the amount that is used to pay the above amounts are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal. See the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, Part I, Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 21” for quantitative information regarding revenues, expenses and cash flows that arise from securitization transactions.

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of March 31, 2006, no early amortization events related to the Company’s off-balance sheet securitizations have occurred.

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

The Company had contractual amounts of standby letters of credit of $588.3 million at March 31, 2006. As of March 31, 2006, standby letters of credit had expiration dates ranging from 2006 to 2010. The fair value of the guarantees outstanding at March 31, 2006 that have been issued since January 1, 2003, was $4.4 million and was included in other liabilities.

Funding Commitments Related to Synthetic Fuel Tax Credit Transactions

In June of 2004 and July of 2005, the Company, through two separate transactions and two consolidated special purpose entities (SPVs), purchased minority ownership interests in two entities established to operate facilities which produce a coal-based synthetic fuel that qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. The SPVs purchased their minority interests from third parties paying $2.6 million in cash and agreeing to pay an estimated $159.1 million comprised of fixed note payments, variable payments and the funding of their share of operating losses sufficient to maintain their minority ownership percentages. Actual total payments will be based on the amount of tax credits generated through the end of 2007. In exchange, the SPVs will receive an estimated $192.0 million in tax benefits resulting from a combination of deductions, allocated operating losses, and tax credits. The Corporation has guaranteed the SPVs commitments under the purchase agreements. As of March 31, 2006, the Company has recorded $70.5 million in tax benefits and had an estimated remaining commitment for fixed note payments, variable payments and the funding of their proportionate share of the operating losses totaling $91.4 million.

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

The most recent notifications received from the regulators categorized the Bank, the Savings Bank and the National Bank as “well-capitalized.” As of March 31, 2006, the Company’s, the Bank’s, the Savings Bank’s and the National Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company, the Bank, the Savings Bank’s or the National Bank’s capital category.

Table 9 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
March 31, 2006
Capital One Financial Corp. (1)
Tier 1 Capital	14.94%	13.37%	4.00%	N/A
Total Capital	17.16	15.48	8.00	N/A
Tier 1 Leverage	13.04	13.04	4.00	N/A

Capital One Bank
Tier 1 Capital	14.78%	11.62%	4.00%	6.00%
Total Capital	18.87	15.06	8.00	10.00
Tier 1 Leverage	11.62	11.62	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	14.12%	11.71%	4.00%	6.00%
Total Capital	15.39	12.98	8.00	10.00
Tier 1 Leverage	13.48	13.48	4.00	5.00

Capital One, National Association
Tier 1 Capital	10.72%	N/A	4.00%	6.00%
Total Capital	11.94	N/A	8.00	10.00
Tier 1 Leverage	7.52	N/A	4.00	5.00

March 31, 2005
Capital One Financial Corp. (1)
Tier 1 Capital	16.52%	14.15%	4.00%	N/A
Total Capital	18.99	16.42	8.00	N/A
Tier 1 Leverage	15.12	15.12	4.00	N/A

Capital One Bank
Tier 1 Capital	12.95%	10.40%	4.00%	6.00%
Total Capital	16.82	13.71	8.00	10.00
Tier 1 Leverage	10.36	10.36	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.44%	11.17%	4.00%	6.00%
Total Capital	14.73	12.45	8.00	10.00
Tier 1 Leverage	13.09	13.09	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of March 31, 2006. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

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

Additionally, regulatory restrictions exist that limit the ability of the Bank, Savings Bank and National Bank to transfer funds to the Corporation. As of March 31, 2006, retained earnings of the Bank, the Savings Bank and the National Bank of $349.5 million, $492.0 million and $90.7 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

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

X. Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2006, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations. Certain statements are forward looking, and therefore actual results could differ materially from those in the Company’s forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors.”

Expected Earnings

The Company expects diluted earnings per share of $7.40 to $7.80, including the possible impact of closing the North Fork transaction prior to the end of the fourth quarter 2006, which represents an increase of between 10% and 16% over its diluted earnings per share of $6.73 in 2005. The company also expects its managed loan growth rate to be between 7% and 9% in 2006 excluding the acquisition of North Fork.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affect fees, charge-offs and provision expense), the growth rate of its branches and deposits, and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2006 earnings are the mix of loans in its portfolio, the level of off-balance sheet securitizations, changes in consumer or commercial payment behavior, the amount of and quality of deposits it generates, the competitive, legal, regulatory and reputational environment, the level of investments, growth in its businesses, and the health of the economy and its labor markets.

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

Return on Managed Assets

The Company expects continued stability in its annual return on managed assets, generally consistent with 2004 and 2005 managed ROA of 1.73% and 1.72%, respectively, including the North Fork acquisition. The Company expects a decline in revenue margin, due to its bias towards lower loss assets, which is expected to be offset primarily by reductions in provision expense and also by reductions in operating costs as a percent of assets.

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

U.S. Card Segment

The Company’s U.S. Card segment consisted of $47.1 billion of managed U.S. consumer credit card loans as of March 31, 2006, marketed to consumers. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers.

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

Auto Finance Segment

The Company’s Auto Finance segment consisted of $19.8 billion of managed U.S. auto loans as of March 31, 2006, marketed across the full credit spectrum, via direct and dealer marketing channels.

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

Global Financial Services Segment

The Global Financial Services segment consisted of $23.7 billion of managed loans as of March 31, 2006, including international lending activities, small business lending, installment loans, home loans, point of sale financing and other consumer financial service activities.

The Company continues to expect strong growth from all of its North American businesses. Despite ongoing pressure from a deteriorating credit environment in the U.K., the Company still expects profitable long term growth from its U.K. business.

Banking

With the acquisition of the National Bank on November 16, 2005, Capital One entered the branch banking market. Beginning in the first quarter, a separate Banking segment for Capital One was reported. This Banking segment included the first full quarter of results from Hibernia excluding their indirect auto business which moved to the Auto Finance segment and including the Company’s branchless deposits which moved from the Other caption.

Hibernia has experienced a significant increase in deposits since the Gulf Coast Hurricanes in August 2005. The increase is partially due to the inflow of relief and insurance to customers in the hurricane impacted areas of the National Bank’s market. Although it is likely that a significant amount of these deposits could ultimately run off as customers deploy funds for rebuilding and recovery in the future, branch-related deposits grew by approximately $600.0 million in the first quarter of 2006.

The Company’s denovo branch expansion program is expected to be a sizable source of future deposit and loan growth. The Company opened 3 new branches during the first quarter.

The Company continues to expect integration costs of around $90 million in 2006, and continues to expect total integration costs and operating synergies to be broadly in line with original estimates when the Hibernia transaction was announced in March 2005.

In March 2006, the Company signed a definitive agreement to acquire North Fork Bancorporation, Inc. (“North Fork”), a bank holding company that offers a full range of banking products and financial services to both consumer and commercial customers. The Company expects to acquire North Fork in a stock and cash transaction valued on March 10, 2006, at approximately $14.6 billion. The transaction is subject to regulatory and Capital One’s and North Fork’s shareholder approvals and is expected to close in the fourth quarter of 2006.

Subsequent to March 31, 2006, the Company entered into derivative instruments to mitigate certain exposures we face as a result of our expected acquisition of North Fork. Under purchase accounting rules, North Fork’s balance sheet will be marked to market upon closing. As interest rates increase, the market value of North Fork’s balance sheet, as measured under purchase accounting, declines resulting in a temporary reduction in the tangible capital ratios of the combined entity. The position is designed to protect our tangible capital ratios from falling below a desired level. The Company’s maximum negative exposure is expected to be no more than the approximately $50 million paid to establish the current position. The derivative instruments will not be treated as designated hedges under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such will be marked to market through the income statement until the derivatives expire or are terminated. As a result, the Company’s quarterly earnings could experience volatility as the derivatives are marked to market. We continue to expect diluted earnings per share of $7.40 to $7.80 for 2006, exclusive of any impact of the derivatives’ position on our income statement.

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

The Corporation is also a “financial holding company” under the Gramm-Leach-Bliley Act amendments to the BHC Act (the “GLBA”). The GLBA removed many of the restrictions on the activities of BHCs that become financial holding companies. A financial holding company, and the non-bank companies under its control, are permitted to engage in activities considered financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting, dealing and brokerage and merchant banking activities); incidental to financial activities; or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

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

For additional information on the Company’s regulatory issues and activities, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, Part I, Item 1, “Supervision and Regulation.”

Basel Committee

On March 30, 2006, the Federal Reserve Board of Governors released a draft version of the FFIEC Notice of Proposed Rulemaking (“NPR”) on the application of Basel II in the United States. The NPR clarifies the intended scope and timing of Basel II application. While still an intermediate step in the rule-making process, the NPR anticipates the regulatory requirements that might appear in a final Rule.

The NPR proposes the compliance of any bank with either a) $250B of total reported assets or b) $10B of foreign reported assets. These so-called “core” banks must be equipped for a parallel run of the new regulations within two years of qualification (or by January 1, 2011, if either criterion is exceeded before 2009). The Company is not a “core” bank at this time. The timing and nature of Basel II application in the US continues to be subject to change.

Although the Basel Committee’s stated intent is that Basel II will not change the amount of overall capital in the global banking system, adoption of the proposed new accord could require individual banking organizations, including the Company, to increase the minimum level of capital held. The Company will continue to closely monitor regulatory action on this matter and assess the potential impact to the Company.

The federal banking regulators in the United States have also released an Advanced Notice of Proposed Rulemaking that considers potential amendments to the existing regulatory capital regulations in the United States (“Basel 1A”). This rulemaking is expected to proceed along a timeline similar to the timeline for the rulemaking that will implement Basel II in the US. The Company will continue to closely monitor regulatory action on this matter and assess the potential impact to the Company.

The Company’s UK subsidiary, Capital One Bank, Europe (COBEP) is subject to the regulations of the Financial Services Authority in the UK and as such must comply with Basel II rules as codified in the Capital Requirements Directive. The Company expects COBEP to be fully compliant, as required, by the end of 2007.

International Regulation

The Bank also faces regulation in foreign jurisdictions where it currently, and may, in the future, operate. Those regulations may be similar to or substantially different from the regulatory requirements the Bank faces in the United States. In the United Kingdom, the Bank operates through the U.K. Bank, which was established in 2000. The U.K. Bank is regulated by the Financial Services Authority (“FSA”) and licensed by the Office of Fair Trading

(“OFT”). The U.K. Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the U.K. The U.K. Bank has also been granted a full license by the OFT to issue consumer credit under the U.K.’s Consumer Credit Act—1974. The FSA requires the U.K. Bank to maintain certain regulatory capital ratios at all times. The U.K. Bank obtains capital through earnings or through additional capital infusion from the Bank, subject to approval under Regulation K of the rules administered by the Federal Reserve. If the U.K. Bank is unable to generate sufficient capital in favorable terms, it may choose to restrict its growth to maintain its required capital levels. In addition, the U.K. Bank is limited by the U.K. Companies Act—1985 in its distribution of dividends to the Bank in that such dividends may only be paid out of the U.K. Bank’s “distributable profits.”

As in the U.S., in non-U.S. jurisdictions where we operate, we face a risk that the laws and regulations that are applicable to us (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact our business. In the United Kingdom, the Consumer Credit Act 2006 came into force on April 6, 2006. Consultation on its implementation and the issuance of the regulations under the Act is now underway, with the implementation timetable due to be announced at the end of May 2006. The Act covers the following areas: the creation of an “unfair relationship” test for credit agreements, the creation of alternative dispute resolution options for credit agreements, a requirement on lenders to provide annual statements to borrowers outlining the full amount owed and warnings about making only minimum repayments, and a stricter licensing regime that would give the OFT new powers to fine lenders for their behavior. At this time, we cannot predict the extent to which the changes in the Act and Regulations would impact us. In addition, the U.K. Bank, along with other U.K. licensees received a request for information from the OFT in connection with its investigation into the current method of setting of the MasterCard interchange fee and the level thereof, applicable to U.K. domestic transactions. If interchange fees are ultimately lowered, this could adversely affect the yield on U.K. credit card portfolios, including ours, and could therefore adversely impact our earnings. Finally, the OFT has concluded its industry wide investigation into alleged unfair contract terms in lending agreements and questioning how credit card companies calculate default charges, such as late, overlimit and returned check fees, in the U.K. The OFT has set out guidance on its view that default charges should cover only certain specified costs and it has issued guidance on what those costs may be. The U.K. industry has been given until June 28, 2006 to implement the OFT’s guidance. The impact on the UK Bank depends on its response to the guidance and activities to attempt to limit the impact of any reduction.

XII. Enterprise Risk Management

Risk is an inherent part of the Company’s business and activities. The Company has an ongoing Enterprise Risk Management (“ERM”) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program operates at all levels in the Company: first, at the most senior levels with the Board of Directors and senior management committees that oversee risk and risk management practices; second, in the centralized departments headed by the Chief Enterprise Risk Officer and the Chief Credit Officer that establish risk management methodologies, processes and standards; and third, in the individual business areas throughout the Company which own the management of risk and perform ongoing identification, assessment and response to risks. The Company’s Corporate Audit Services department also assesses risk and the related quality of internal controls and quality of risk management through its audit activities. To facilitate the effective management of risk, the Company utilizes a risk and control framework that includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation and compliance. For additional information on the Company’s ERM program, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, Part I, Item 1, “Enterprise Risk Management”.

XIII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three ended March 31, 2006 and 2005.

	Three Months Ended March 31
	2006			2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$44,152,615	$1,305,521	11.83%	$30,926,046	$993,178	12.85%
International	3,669,713	100,516	10.96%	4,552,459	124,674	10.95%

Total consumer loans	47,822,328	1,406,037	11.76%	35,478,505	1,117,852	12.60%

Small business loans	6,417,064	138,503	8.63%	2,725,409	66,184	9.71%
Commercial loans	3,903,026	68,082	6.98%	—	—	—

Total loans	58,142,418	1,612,622	11.09%	38,203,914	1,184,036	12.40%
Securities available for sale	15,045,469	165,100	4.39%	9,654,437	90,164	3.74%
Other
Domestic	3,503,033	75,017	8.57%	1,785,018	44,155	9.89%
International	1,456,564	25,843	7.10%	1,254,286	17,913	5.71%

Total Other	4,959,597	100,860	8.13%	3,039,304	62,068	8.17%

Total earning assets	78,147,484	$1,878,582	9.62%	50,897,655	$1,336,268	10.50%
Cash and due from banks	1,810,942			1,613,308
Allowance for loan losses	(1,789,350)			(1,509,923)
Premises and equipment, net	1,216,130			830,770
Other	9,509,388			4,455,924

Total assets	$88,894,594			$56,287,734

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$41,018,888	$374,903	3.66%	$23,184,821	$233,067	4.02%
International	2,337,630	28,706	4.91%	2,469,920	30,958	5.01%

Total Deposits	43,356,518	403,609	3.72%	25,654,741	264,025	4.12%
Senior and subordinated notes	6,097,711	94,354	6.19%	6,908,505	114,480	6.63%
Other borrowings
Domestic	16,060,859	173,632	4.32%	10,684,781	97,068	3.63%
International	13,485	110	3.26%	13,304	174	5.23%

Total Other borrowings	16,074,344	173,742	4.32%	10,698,085	97,242	3.64%

Total interest-bearing liabilities	65,528,573	$671,705	4.10%	43,261,331	$475,747	4.40%
Non-interest bearing deposits	4,513,661			57,229

Other	4,240,249			4,401,536

Total liabilities	74,282,483			47,720,096
Equity	14,612,111			8,567,638

Total liabilities and equity	$88,894,594			$56,287,734

Net interest spread			5.52%			6.10%

Interest income to average earning assets			9.62%			10.50%
Interest expense to average earning assets			3.44%			3.74%

Net interest margin			6.18%			6.76%

(1)	Interest income includes past-due fees on loans of approximately $191.5 million and $210.7 million for the years ended March 31, 2006 and 2005, respectively.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended March 31, 2006 and 2005
	Increase (Decrease)	Change due to (1)
(Dollars in thousands)		Volume	Yield/ Rate
Interest Income:
Consumer loans
Domestic	$312,343	$794,935	$(482,592)
International	(24,158)	(24,305)	147

Total	288,185	743,266	(455,081)

Small business loans	72,319	121,245	(48,926)
Commercial loans	68,082	68,082	—

Total loans	428,586	1,185,308	(756,722)
Securities available for sale	74,936	57,056	17,880
Other
Domestic	30,862	68,709	(37,847)
International	7,930	3,169	4,761

Total	38,792	40,601	(1,809)

Total interest income	542,314	1,247,640	(705,326)

Interest Expense:
Deposits
Domestic	141,836	278,290	(136,454)
International	(2,252)	(1,634)	(618)

Total	139,584	299,742	(160,158)

Senior notes	(20,126)	(12,867)	(7,259)
Other borrowings
Domestic	76,564	55,576	20,988
International	(64)	16	(80)

Total	76,500	55,583	20,917

Total interest expense	195,958	401,376	(205,418)

Net interest income	$346,356	$811,068	$(464,712)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C—MANAGED LOAN PORTFOLIO

(Dollars in thousands)	Three Months Ended March 31
	2006	2005
Period-End Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$14,355,185	$14,649,166
International	2,909,423	4,167,747

Total credit cards	17,264,608	18,816,913
Installment loans
Domestic	6,065,232	4,600,216
International	535,804	540,350

Total installment loans	6,601,036	5,140,566
Auto loans	18,946,852	11,350,452
Mortgage loans	5,109,533	—

Total consumer loans	47,922,029	35,307,931
Small business loans	6,315,968	2,651,272
Commercial loans	3,880,662	—

Total reported loans	58,118,659	37,959,203

Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	32,768,346	31,971,237
International	6,874,100	5,947,065

Total credit cards	39,642,446	37,918,302
Installment loans
Domestic	2,793,855	2,200,427
International	—	—

Total installment loans	2,793,855	2,200,427
Auto loans	901,338	1,942,501
Mortgage loans	—	—

Total consumer loans	43,337,639	42,061,230
Small business loans	2,450,478	1,571,559
Commercial loans	—	—

Total securitization adjustments	45,788,117	43,632,789

Managed loans:
Consumer loans:
Credit cards
Domestic	47,123,531	46,620,403
International	9,783,523	10,114,812

Total credit cards	56,907,054	56,735,215
Installment loans
Domestic	8,859,087	6,800,643
International	535,804	540,350

Total installment loans	9,394,891	7,340,993
Auto loans	19,848,190	13,292,953
Mortgage loans	5,109,533	—

Total consumer loans	91,259,668	77,369,161
Small business loans	8,766,446	4,222,831
Commercial loans	3,880,662	—

Total managed loans	$103,906,776	$81,591,992

	Three Months Ended March 31
(In Thousands)	2006	2005
Average Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$14,560,585	$15,557,242
International	3,117,038	4,041,769

Total credit cards	17,677,623	19,599,011
Installment loans
Domestic	5,970,334	4,527,630
International	552,675	510,690

Total installment loans	6,523,009	5,038,320
Auto loans	18,421,437	10,841,174
Mortgage loans	5,200,259	—

Total consumer loans	47,822,328	35,478,505
Small business loans	6,417,064	2,725,409
Commercial loans	3,903,026	—

Total reported loans	58,142,418	38,203,914

Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	33,661,669	32,004,503
International	6,892,527	5,971,283

Total credit cards	40,554,196	37,975,786
Installment loans
Domestic	2,695,237	2,178,127
International	—	—

Total installment loans	2,695,237	2,178,127
Auto loans	1,018,691	1,892,657
Mortgage loans	—	—

Total consumer loans	44,268,124	42,046,570
Small business loans	2,199,658	1,402,001
Commercial loans	—	—

Total securitization adjustments	46,467,782	43,448,571

Managed loans:
Consumer loans:
Credit cards
Domestic	48,222,254	47,561,745
International	10,009,565	10,013,052

Total credit cards	58,231,819	57,574,797
Installment loans
Domestic	8,665,571	6,705,757
International	552,675	510,690

Total installment loans	9,218,246	7,216,447
Auto loans	19,440,128	12,733,831
Mortgage loans	5,200,259	—

Total consumer loans	92,090,452	77,525,075
Small business loans	8,616,722	4,127,410
Commercial loans	3,903,026	—

Total	$104,610,200	$81,652,485

TABLE D—COMPOSITION OF REPORTED LOAN PORTFOLIO

	As of March 31, 2006		As of March 31, 2005
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:

Consumer loans	$47,922,029	82.45%	$35,307,931	93.02%
Small business loans	6,315,968	10.87%	2,651,272	6.98%
Commercial loans	3,880,662	6.68%	—	—

Total	$58,118,659	100.00%	$37,959,203	100.00%

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	As of March 31
	2006		2005
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$58,118,659	100.00%	$37,959,203	100.00%

Loans delinquent:
30-59 days	841,871	1.45%	657,180	1.73%
60-89 days	323,854	0.56%	271,119	0.71%
90-119 days	205,156	0.35%	180,979	0.48%
120-149 days	100,453	0.17%	114,348	0.30%
150 or more days	87,546	0.15%	95,332	0.25%

Total	$1,558,880	2.68%	$1,318,958	3.47%

Loans delinquent by geographic area:
Domestic	1,472,976	2.69%	1,187,825	3.57%
International	85,904	2.49%	131,133	2.79%
Managed:
Loans outstanding	$103,906,776	100.00%	$81,591,992	100.00%
Loans delinquent:
30-59 days	1,363,578	1.31%	1,183,675	1.45%
60-89 days	648,777	0.62%	597,341	0.73%
90-119 days	467,830	0.45%	445,532	0.55%
120-149 days	299,887	0.29%	320,438	0.40%
150 or more days	259,086	0.25%	265,125	0.32%

Total	$3,039,158	2.92%	$2,812,111	3.45%

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Reported:
Average loans outstanding	$58,142,418	$38,203,914
Net charge-offs	300,467	330,270
Net charge-offs as a percentage of average loans outstanding	2.07%	3.46%

Managed:
Average loans outstanding	$104,610,200	$81,652,485
Net charge-offs	692,503	843,931
Net charge-offs as a percentage of average loans outstanding	2.65%	4.13%

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the periods indicated.

As of March 31, 2006
Nonaccrual loans:
Consumer	$22,797
Small business	31,243
Commercial	50,098

Total nonperforming loans	104,138
Foreclosed assets	4,672
Excess bank-owned property	1,036

Total nonperforming assets	$109,846

(1)	The Company assumed nonperforming assets in connection with the Hibernia acquisition and therefore did not have any nonperforming assets prior to December 31, 2005.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN LOSSES

Table H sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Balance at beginning of year	$1,790,000	$1,505,000
Provision for loan losses:
Domestic	108,522	212,689
International	61,748	46,942

Total provision for loan losses	170,270	259,631

Acquisitions		7,757
Other	914	(2,118)
Charge-offs:
Consumer loans:
Domestic	(343,405)	(365,802)
International	(54,328)	(45,995)

Total consumer loans	(397,733)	(411,797)
Small business loans	(29,117)	(33,745)
Commercial loans	(69)	—

Total charge-offs	(426,919)	(445,542)

Principal recoveries:
Consumer loans:
Domestic	122,622	98,913
International	11,573	10,905

Total consumer loans	134,195	109,818
Small business loans	6,406	5,454
Commercial loans	134	—

Total principal recoveries	140,735	115,272

Net charge-offs	(286,184)	(330,270)

Balance at end of period	$1,675,000	$1,440,000

Allowance for loan losses to loans at end of year	3.28%	3.79%

Allowance for loan losses by geographic distribution:
Domestic	$1,504,372	$1,280,116
International	170,628	159,884

Allowance for loan losses by loan category:
Consumer loans:
Domestic	$1,271,138	$1,165,786
International	170,628	159,884

Total consumer loans	1,441,766	1,325,670
Small business loans	180,847	114,330
Commercial loans	39,800	—
Unallocated	12,587	—

Total loans	$1,675,000	$1,440,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended March 31, 2006.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Corporation’s management carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of March 31, 2006, pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

Part II. Other Information

Item 1. Legal Proceedings.

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note 8– Commitments and Contingencies.”

Item 1A. Risk Factors

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

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards, automobile loans, branch retail banking services and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards. Our credit card business also competes with providers of other types of financial services and consumer loans such as home equity lines and other mortgage related products that offer consumer debt consolidation. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. Other companies may compete with us for customers by offering lower initial interest rates and fees, higher credit limits and/or customer services or product features that are or may appear to be more attractive than those we offer. Because customers often choose credit card issuers (or other sources of financing) based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty is limited. In addition, intense competition may lead to product and pricing practices that may adversely impact long-term customer loyalty; we may choose to not engage in such practices, which may adversely impact our ability to compete, particularly in the short term. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Competition may also have an impact on customer attrition as our customers accept offers from other credit card lenders and/or providers of other consumer lending products, such as home equity financing.

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

In such a competitive environment, we may lose entire accounts, or may lose account balances, to competing financial institutions, or find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. Similarly, customer attrition from our deposit products, in addition to an increase of rates and/or services that we may undertake to retain those deposits, may increase our expenses and therefore reduce our earnings. We expect that competition will continue to grow more intensely with respect to most of our products, including our diversified products and the products we offer internationally.

We May Experience Increased Delinquencies and Credit Losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (higher delinquencies or bankruptcy rates; lower collateral values) may require us to increase our allowance for loan losses and may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In addition, higher losses may adversely affect the performance of our securitizations, may increase our cost of funds, and may limit our access to financial markets. The favorable credit environment we experienced in the first quarter may not continue. In particular, we face the following risks in this area:

•	Missed Payments. We face the risk that customers will miss payments. Loan charge-offs are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. In some instances, customers declare bankruptcy without first missing payments. We usually charge-off at least a portion of a customer’s outstanding loan balance in the case of bankruptcy. Our bankruptcy experience is generally correlated with national bankruptcy filing trends.

•	Collateral. We face the risk that collateral, when we have it, will be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Our automobile loans are subject to collateral risk through declining used car prices. Our commercial and real-estate exposures are also subject to collateral risk, especially those that were affected by the Gulf Coast hurricanes.

•	Estimates of future losses. We face the risk that we may underestimate our future losses and fail to hold a loan loss allowance sufficient to account for these losses. We update our forecast of future losses and analyze certain scenarios each quarter. We incorporate these estimates into our financial plans, strategies, loan loss allowance, and forward looking statements. These estimates are based on observed trends in delinquency, charge-offs, bankruptcies, and collateral recoveries; on our marketing strategies and underwriting models; and on our views about future economic, interest rate, and competitive conditions. Incorrect assumptions could lead to material underestimates of future losses and inadequate allowance for loan losses.

•	Underwriting. We face the risk that our ability to assess the credit worthiness of our customers may diminish. We market our products to a wide range of customers including those with less experience with credit products and those with a history of missed payments. We select our customers, manage their accounts and establish prices and credit limits using proprietary models and other techniques designed to predict future charge-offs. Our goal is to set prices and credit limits such that we are appropriately compensated for the credit risk we accept for both high and low risk customers. If the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs (due, for example, to changes in the competitive environment or in the economy), our credit losses and returns may deteriorate.

•	Business mix. We face the risk that our business mix will change in ways that could adversely affect credit losses. We participate in a mix of businesses with a broad range of credit loss characteristics. Consequently, changes in segment mix may change our charge-off rate. In addition, significant changes in our organic growth rate may change our charge-off rate since young accounts tend to have lower charge-offs than older accounts (i.e. slower organic growth may drive a higher charge-off rate).

•	Charge-off recognition. We face the risk that the rules governing charge-off recognition could change. We record charge-offs according to accounting practices consistent with accounting and regulatory guidelines and rules. These guidelines and rules, including among other things, the FFIEC Account Management Guidance, could change and cause our charge-offs to increase for reasons unrelated to the underlying performance of our portfolio.

•	Industry practices. We face the risk that our charge-off and delinquency rates may be impacted by industry developments. For example, actions by our competitors to change minimum payment practices in response to advice from the regulators regarding the application of FFIEC Account Management Guidance may adversely impact industry charge-off and delinquency rates and, in turn, our rates.

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

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy has multiple components. First, we seek to continue to grow our established businesses, such as our domestic credit card and automobile finance businesses. Second, we hope to continue to diversify our business, both geographically and in product mix. We seek to do this by identifying, pursuing and expanding new business opportunities, such as branch banking and other consumer loan products, and by growing our lending businesses internationally, principally in the United Kingdom and Canada. Our acquisition of Hibernia enabled us to expand into the branch banking business, which we believe can be a growth business for the Company, and is a key component of our ongoing diversification strategy. Our recently announced agreement to acquire North Fork Bancorporation continues us on that strategic path. Our ability to continue to grow is driven by the success of our fundamental business plan, the level of our investments in new businesses or regions and our ability to apply our risk management skills to new businesses. This risk has many components, including:

•	Customer and Account Growth. Our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, technology functionality, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Diversification Risk. An important element of our strategy is our effort to continue diversifying beyond our U.S. credit card business. Our ability to successfully diversify is impacted by a number of factors, including: successfully integrating acquired businesses, including Hibernia and North Fork, developing and executing strategies to grow our existing consumer financial services businesses, identifying appropriate acquisition targets, entering into successful negotiations with such targets and executing on acquisition transactions, and our financial ability to undertake these diversification activities. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues relating to the pre-acquisition operations of an acquired business may cause reputational may harm our reputation following the acquisition and integration of the acquired business into ours and may result in additional future costs and expenses arising as a result of those issues. In addition, part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including limited access to information, differences in cultural attitudes toward borrowing, changing regulatory and legislative environments, political developments, possible economic downturns in other countries exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

We May Fail To Realize All of the Anticipated Benefits of our Merger with Hibernia Corporation

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

Prior to the completion of the merger, Capital One and Hibernia operated independently. It is possible that the ongoing integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the Company during such transition period. The acquisition of Hibernia also involves our entry into new businesses and new geographic or other markets, this present risks resulting from our relative inexperience in these new areas.

Reputational Risk and Social Factors May Impact our Results

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding these issues could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships, such as our independent auditors, may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer them. Adverse reputational impacts or events may also increase our litigation risk. See “We Face the Risk of a Complex and Changing Regulatory and Legal Environment” below. To this end, we carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

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

We Face Risk Related to the Strength of our Operational, Technological and Organizational Infrastructure

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand and as we integrate acquired businesses. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of Capital One and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Our ability to develop and implement effective marketing campaigns also depends on our technology. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

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

A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies actions, and the legal, regulatory, accounting and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies, and may become increasingly difficult due to economic and other factors. Also, we compete for funding with other banks, savings banks and similar companies, some of which are publicly traded. Many of these institutions are substantially larger, may have more capital and other resources and may have better debt ratings than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds. We have sought to mitigate this risk by expanding our banking (deposit taking) franchise.

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

Finally, Hibernia has experienced a significant increase in deposits since the Gulf Coast hurricanes, most likely as a result of customers receiving federal funds and insurance payments relating to the hurricanes. Currently, it is unclear what customers will do with these deposits in the long-term. It is possible that as rebuilding and reinvesting in the Gulf Coast area begins, the amount of these incremental deposits with Hibernia could decrease significantly.

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank, Hibernia and the Corporation as investment grade. The following chart shows ratings for Capital One Financial Corporation, Capital One Bank and Hibernia National Bank as of March 31, 2006. As of that date, the ratings outlooks were as follows:

	Standard & Poor’s	Moody’s	Fitch
Capital One Financial Corporation	BBB-	Baa1	BBB+
Capital One Financial Corporation—Outlook	Positive	Positive	Positive
Capital One Bank	BBB	A3	BBB+
Capital One Bank—Outlook	Positive	Positive	Positive
Capital One, National Association	BBB	A3	BBB+
Capital One, National Association—Outlook	Positive	Positive	Positive

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

We Face Market Risk of Interest Rate and Exchange Rate Fluctuations

Like other financial institutions, we borrow money from institutions and depositors, which we then lend to customers. We earn interest on the consumer loans we make, and pay interest on the deposits and borrowings we use to fund those loans. Changes in either or both of these two interest rates affect the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest income, and therefore our earnings, would fall. Our earnings could also be hurt if the rates on our consumer loans fall more quickly than those on our borrowings. We also seek to minimize market risk to a level that is immaterial to our net income. The financial instruments and techniques we use to manage the risk of interest rate and exchange rate fluctuations, such as asset/liability matching and interest rate and exchange rate swaps and hedges and some forward exchange contracts, may not always work successfully or may not be available at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, our earnings could be subject to volatility and decreases as interest rates and exchange rates change.

Changes in interest rates also affect the balances our customers carry on their credit cards and affect the rate of pre-payment for installment loan and mortgage products. When interest rates fall, there may be more low-rate product alternatives available to our customers. Consequently, their credit card balances may fall and pre-payment rates for installment loan and mortgage products may rise. We can mitigate this risk by reducing the interest rates we charge or by refinancing installment loan and mortgage products. However, these changes can reduce the overall yield on our portfolio if we do not adequately provide for them in our interest rate hedging strategies. When interest rates rise, there are fewer low-rate alternatives available to customers. Consequently, credit card balances may rise (or fall more slowly) and pre-payment rates on installment lending and mortgage products may fall. In this circumstance, we may have to raise additional funds at higher interest rates. In our credit card business, we could, subject to legal and competitive constraints, mitigate this risk by increasing the interest rates we charge, although such changes may increase opportunities for our competitors to offer attractive products to our customers and consequently increase customer attrition from our portfolio. We could also mitigate this risk through hedging strategies, if available, if we are unable to do so, we could suffer adverse impacts on overall portfolio yield. Rising interest rates across the industry may also lead to higher delinquencies as customers face increasing interest payments both on our products and on other loans they may hold. See pages 56-57 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

In addition, banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. For example, the Federal Trade Commission has issued, and will continue to issue, a variety of regulations under the FACT Act of 2003, the Federal Reserve has announced proposed rule-making, and has issued some final rules, and in the UK the Office of Fair Trading has concluded its industry investigation on the calculation of default charges, all of which may impact us. Additionally, the new bankruptcy reform legislation will put additional requirements on us regarding disclosures on the effects on consumers of making only minimum payments on their accounts. We cannot, however, predict whether and how any new guidelines issued or other regulatory actions taken by the banking or other regulators will be applied to the Bank, the National Bank or the Savings Bank, in what manner such regulations might be applied, or the resulting effect on us, the Bank, the National Bank or the Savings Bank. There can be no assurance that this kind of regulatory action will not have a negative impact on us and/or our financial results.

The Credit Card Industry Faces Increased Litigation Risks Relating to Industry Structure

We face possible risks from the outcomes of certain credit card industry litigation. In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case. In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against the associations and several member banks alleging that the associations and member banks jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express and Discover cards. The complaint requests civil monetary damages, which could be trebled. We, the Bank, and the Savings Bank are named defendants in this lawsuit.

Separately, a number of entities, each purporting to represent a class of retail merchants, have also filed antitrust lawsuits (the “Interchange lawsuits”) against the associations and several member banks, including us and our subsidiaries, alleging among other things, that the associations and member banks conspired to fix the level of interchange fees. The complaints request civil monetary damages, which could be trebled. In October 2005, the Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York.

We believe that we have meritorious defenses with respect to these cases and intend to defend these cases vigorously. At the present time, management is not in a position to determine whether the resolution of these cases will have a material adverse effect on either our consolidated financial position or our results of operations in any future reporting period.

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

With the exception of the Interchange lawsuits and the Amex lawsuit, we and our subsidiaries are not parties to the lawsuits against the associations described above and therefore will not be directly liable for any amount related to any possible or known settlements of such lawsuits. However, our subsidiary banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues, including changes in interchange payments. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including our subsidiary banks, may be brought into the lawsuits or future lawsuits. The associations are also subject to additional litigation, including suits regarding foreign exchange fees. As a result of such litigation, the associations are expected to continue to evolve as corporate entities, including by changing their governance structures, as previously announced by the associations.

Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the associations’ member banks, including the banks and us, and (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange and association fees, we cannot determine at this time the long-term effects of these suits on us.

We Face the Risk of Fluctuations in Our Expenses and Other Costs that May Hurt Our Financial Results

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. Many factors can influence the amount of our expenses, as well as how quickly they may increase. For example, further increases in postal rates or termination of our negotiated service arrangement with the United States Postal Service could raise our costs for postal service. As our business develops, changes or expands, additional expenses can arise from management of outsourced services, asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue, defend or settle.

We Face Risks Related to the Impact of the Gulf Coast Hurricanes That May Be Substantial and Cannot Be Predicted

Our branch banking business is headquartered in New Orleans, Louisiana, and maintains branches in the areas of Louisiana and Texas that sustained significant damage from the Gulf Coast hurricanes. Our operations in other parts of Louisiana and Texas have not been impacted, either significantly or at all, by the hurricanes.

The Gulf Coast hurricanes have also affected our branch banking businesses’ consumer, mortgage, auto, commercial and small business loan portfolios by damaging properties pledged as collateral and by impairing certain borrowers’ ability to repay their loans. The hurricanes may continue to affect loan originations and loan portfolio quality in the impacted areas into the future and could also adversely impact our deposit base. More generally, the our ability to compete effectively in the branch banking business in the future, especially with financial institutions whose operations were not concentrated in the affected area or which may have greater resources than the combined company, will depend primarily on our ability to continue normal business operations and experience growth despite the impact of the hurricanes. The severity and duration of these effects will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investment (including deposits) in the region, the pace of rebuilding and economic recovery in the region generally, the extent to which the hurricanes’ property damage is covered by insurance, and the pace at which we restore our business operations in the various markets in which it operates.

None of the effects described above can be accurately predicted or quantified. As a result, significant uncertainty remains regarding the impact the hurricanes will have on the business, financial condition and results of operations of the combined company and the ability of the combined company to realize the anticipated benefits from the merger. Further, the area in which the branch banking business currently operates may experience hurricanes and other storms in the future, and some of those hurricanes and storms may have effects similar to those caused by the Gulf Coast hurricanes.

We Face Risks Related to our Proposed Merger with North Fork

Completion of the proposed merger between Capital One and North Fork Bancorporation, Inc. is subject to the satisfaction of various conditions, including the receipt of approval from the stockholders of Capital One and the stockholders of North Fork as well as the receipt of various regulatory approvals and authorizations. There is no assurance that all of the various conditions will be satisfied, or that the merger will be completed on the proposed terms and schedule. Additionally, when and if the merger is completed, we face the risks that the businesses may not be integrated successfully and that the cost savings and other synergies from the transaction may not be fully realized, or may take longer to realize than expected. Finally, uncertainties or disruptions related to the transaction may make it more difficult to maintain relationships with customers, employees or suppliers.

We must receive federal regulatory approval before we can acquire North Fork. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act and the effectiveness of the acquiring institution in combating money laundering activities. In addition, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may be required to take certain actions as a condition to receiving regulatory approval.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1-31, 2006	29,684	$84.42	N/A	N/A
February 1-28, 2006	73,834	$87.15	N/A	N/A
March 1-31, 2006	63,120	$84.77	N/A	N/A

Total	166,638	$85.76	N/A	N/A

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Corporation’s 2006 Annual Meeting of Stockholders was held April 27, 2006.

(b)	The following directors were elected at such meeting:

Richard D. Fairbank

E.R. Campbell

Stanley Westreich

The following directors will also continue in their office after such meeting:

W. Ronald Dietz

Patrick W. Gross

Ann Fritz Hackett

Lewis Hay, III

Pierre E. Leroy

Mayo A. Shattuck, III

(c)	The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld
Richard D. Fairbank	259,892,936	4,221,044
E.R. Campbell	261,602,869	2,511,111
Stanley Westreich	252,959,568	11,154,412

Item	Votes For	Votes Against	Abstain	Broker Non-Votes
Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2006	258,769,762	3,701,269	1,642,949	—

Approval and adoption of the amended and restated Capital One 2004 Stock Incentive Plan	206,812,565	27,133,192	1,921,259	28,246,964

Approval of Stockholder Proposal: Director election majority vote standard	102,462,895	129,624,343	3,779,778	28,246,964

Vote based on common shares outstanding, not including unvested restricted stock awards, of 301,799,705 at February 28, 2006.

Item 6. Exhibits

31.1	Certification of Richard D. Fairbank

31.2	Certification of Gary L. Perlin

32.1	Certification* of Richard D. Fairbank

32.2	Certification* of Gary L. Perlin

*	Information in this furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: May 03, 2006	/s/ GARY L. PERLIN
Gary L. Perlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer of the Registrant)