Form 10-Q
period 2006-06-30
CAPITAL ONE FINANCIAL CORP
filed 2006-08-07
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

(703) 720-1000

Registrant’s telephone number, including area code:

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

As of August 1, 2006 there were 306,124,715 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

June 30, 2006

Part 1. Financial Information

Item 1. Financial Statements (unaudited)

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except share and per share data) (unaudited)

	June 30 2006	December 31 2005
Assets:
Cash and due from banks	$1,388,384	$2,022,175
Federal funds sold and resale agreements	339,613	1,305,537
Interest-bearing deposits at other banks	870,049	743,555

Cash and cash equivalents	2,598,046	4,071,267
Securities available for sale	15,292,446	14,350,249
Loans	60,602,803	59,847,681
Less: Allowance for loan losses	(1,765,000)	(1,790,000)

Net loans	58,837,803	58,057,681
Accounts receivable from securitizations	4,818,512	4,904,547
Premises and equipment, net	1,467,922	1,191,406
Interest receivable	526,267	563,542
Goodwill	3,933,621	3,906,399
Other	2,055,569	1,656,320

Total assets	$89,530,186	$88,701,411

Liabilities:
Non-interest bearing deposits	$4,487,837	$4,841,171
Interest-bearing deposits	42,698,976	43,092,096

Total deposits	47,186,813	47,933,267
Senior and subordinated notes	5,490,690	6,743,979
Other borrowings	16,836,398	15,534,161
Interest payable	349,091	371,681
Other	3,770,131	3,989,409

Total liabilities	73,633,123	74,572,497

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 306,007,266 and 302,786,444 issued as of June 30, 2006 and December 31, 2005, respectively	3,060	3,028
Paid-in capital, net	7,151,376	6,848,544
Retained earnings	8,797,836	7,378,015
Cumulative other comprehensive income	60,127	6,129
Less: Treasury stock, at cost; 2,128,480 and 2,025,160 shares as of June 30, 2006 and December 31, 2005, respectively	(115,336)	(106,802)

Total stockholders’ equity	15,897,063	14,128,914

Total liabilities and stockholders’ equity	$89,530,186	$88,701,411

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Interest Income:
Loans, including past-due fees	$1,616,937	$1,190,098	$3,229,559	$2,374,134
Securities available for sale	167,804	91,245	332,904	181,409
Other	112,416	70,557	213,276	132,625

Total interest income	1,897,157	1,351,900	3,775,739	2,688,168

Interest Expense:
Deposits	416,232	279,438	819,841	543,463
Senior and subordinated notes	84,707	104,593	179,061	219,073
Other borrowings	199,136	95,366	372,878	192,608

Total interest expense	700,075	479,397	1,371,780	955,144

Net interest income	1,197,082	872,503	2,403,959	1,733,024
Provision for loan losses	362,445	291,600	532,715	551,231

Net interest income after provision for loan losses	834,637	580,903	1,871,244	1,181,793

Non-Interest Income:
Servicing and securitizations	1,025,506	996,043	2,179,110	1,929,980
Service charges and other customer-related fees	413,398	360,410	849,129	761,596
Interchange	131,538	132,068	251,029	255,508
Other	139,471	93,475	288,896	150,891

Total non-interest income	1,709,913	1,581,996	3,568,164	3,097,975

Non-Interest Expense:
Salaries and associate benefits	536,465	442,101	1,052,609	875,602
Marketing	356,695	277,034	680,466	588,793
Communications and data processing	172,734	138,916	341,938	281,735
Supplies and equipment	113,028	83,661	211,212	170,107
Occupancy	52,753	40,209	102,130	58,110
Other	449,222	353,696	866,021	689,102

Total non-interest expense	1,680,897	1,335,617	3,254,376	2,663,449

Income before income taxes	863,653	827,282	2,185,032	1,616,319
Income taxes	311,066	296,164	749,106	578,639

Net income	$552,587	$531,118	$1,435,926	$1,037,680

Basic earnings per share	$1.84	$2.10	$4.79	$4.18

Diluted earnings per share	$1.78	$2.03	$4.64	$4.02

Dividends paid per share	$0.03	$0.03	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	248,354,259	$2,484	$2,711,327	$5,596,372	$144,759	$(66,753)	$8,388,189
Comprehensive income:
Net income	—	—	—	1,037,680	—	—	1,037,680
Other comprehensive loss, net of income tax benefit:
Unrealized losses on securities, net of income tax benefit of $4,858	—	—	—	—	(7,935)	—	(7,935)
Foreign currency translation adjustments	—	—	—	—	(66,430)	—	(66,430)
Unrealized gains on cash flow hedging instruments, net of income taxes of $4,010	—	—	—	—	4,630	—	4,630

Other comprehensive loss	—	—	—	—	(69,735)	—	(69,735)

Comprehensive income							967,945
Cash dividends—$.05 per share	—	—	—	(13,323)	—	—	(13,323)
Purchases of treasury stock	—	—	—	—	—	(2,943)	(2,943)
Issuances of common and restricted stock, net of forfeitures	11,309,024	113	759,903	—	—	—	760,016
Exercise of stock options, and related tax benefits	5,375,876	53	238,834	—	—	—	238,887
Compensation expense for equity instruments	—	—	73,010	—	—	—	73,010

Balance, June 30, 2005	265,039,159	$2,650	$3,783,074	$6,620,729	$75,024	$(69,696)	$10,411,781

Balance, December 31, 2005	302,786,444	$3,028	$6,848,544	$7,378,015	$6,129	$(106,802)	$14,128,914
Comprehensive income:
Net income	—	—	—	1,435,926	—	—	1,435,926
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $59,673	—	—	—	—	(103,968)	—	(103,968)
Foreign currency translation adjustments	—	—	—	—	131,661	—	131,661
Unrealized gains on cash flow hedging instruments, net of income taxes of $15,788	—	—	—	—	26,305	—	26,305

Other comprehensive income	—	—	—	—	53,998	—	53,998

Comprehensive income							1,489,924
Cash dividends—$.0.05 per share	—	—	—	(16,105)	—	—	(16,105)
Purchase of treasury stock	—	—	—	—	—	(8,534)	(8,534)
Issuances of common and restricted stock, net of forfeitures	639,993	6	16,425	—	—	—	16,431
Exercise of stock options and related tax benefits	2,580,829	26	199,780	—	—	—	199,806
Compensation expense for equity instruments	—	—	86,627	—	—	—	86,627

Balance, June 30, 2006	306,007,266	$3,060	$7,151,376	$8,797,836	$60,127	$(115,336)	$15,897,063

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net Income	$1,435,926	$1,037,680
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	532,715	551,231
Depreciation and amortization, net	254,220	196,516
Reparation of impairment of long-lived assets	—	(14,938)
Losses on sales of securities available for sale	25,596	5,403
Gains on sales of auto loans	(22,875)	(6,618)
Losses on repurchase of senior notes	—	12,444
Stock plan compensation expense	102,707	73,010
Changes in assets and liabilities, net of effects from purchase of companies acquired:
Decrease (increase) in interest receivable	37,275	(21,690)
Decrease (increase) in accounts receivable from securitizations	89,502	(449,751)
Increase in other assets	(186,162)	(82,558)
(Decrease) increase in interest payable	(20,484)	12,906
(Decrease) increase in other liabilities	(242,546)	129,986

Net cash provided by operating activities	2,005,874	1,443,621

Investing Activities:
Purchases of securities available for sale	(4,462,735)	(1,410,129)
Proceeds from maturities of securities available for sale	1,797,173	574,659
Proceeds from sales of securities available for sale	1,523,455	578,065
Proceeds from sale of automobile loans	—	257,230
Proceeds from securitization of consumer loans	6,903,738	4,008,213
Net increase in consumer loans	(8,521,384)	(5,013,440)
Principal recoveries of loans previously charged off	274,929	229,161
Additions of premises and equipment, net	(398,864)	(31,403)
Net payments for companies acquired	(22,923)	(470,694)

Net cash used in investing activities	(2,906,611)	(1,278,338)

Financing Activities:
Net (decrease) increase in deposits	(754,316)	914,896
Net increase (decrease) in other borrowings	1,304,288	(501,391)
Issuances of senior notes	—	1,262,035
Maturities of senior notes	(1,224,731)	(876,567)
Repurchases of senior notes	(31,296)	(648,840)
Purchases of treasury stock	(8,534)	(2,943)
Dividends paid	(16,105)	(13,323)
Net proceeds from issuances of common stock	16,431	760,016
Proceeds from exercise of stock options	141,779	115,711

Net cash (used in) provided by financing activities	(572,484)	1,009,594

(Decrease) increase in cash and cash equivalents	(1,473,221)	1,174,877
Cash and cash equivalents at beginning of period	4,071,267	1,411,211

Cash and cash equivalents at end of period	$2,598,046	$2,586,088

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

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with these condensed consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently assessing the impact of FIN 48 on the financial position and results of operations of the Company.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, (“SFAS 156”). SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations prescribed by SFAS 156. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable, and SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions after the effective date of this statement. The adoption of SFAS 156 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, (“SFAS 155”). SFAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and SFAS 140. SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires compensation cost related to share-based payment transactions to be recognized in the financial statements, and that the cost be measured based on the fair value of the equity or liability instruments issued. At June 30, 2006, the Company has two active stock-based compensation plans: one employee plan and one non-employee director plan, which are described more fully in Note 6. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair valued estimated in accordance with the provisions of SFAS 123(R). The Company voluntarily adopted the expense recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (“SFAS 123”), prospectively to all awards granted, modified, or settled after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock based compensation plans. Results for prior periods have not been restated. The adoption of SFAS 123(R) did not have a material impact on the consolidated earnings or financial position of the Company.

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

The total consideration of approximately $5.0 billion, which includes the value of outstanding stock options, was settled through the issuance of 32.9 million shares of the Company’s common stock and payment of $2.2 billion in cash. Under the terms of the transaction, each share of Hibernia common stock was exchanged for $30.46 in cash or 0.3792 shares of the Company’s common stock or a combination of common stock and cash based on the aforementioned conversion rates, based on the average of the closing prices on the NYSE of the Company’s common stock during the five trading days ending the day before the completion of the acquisition, which was $80.32. The allocation of the final purchase price is still subject to refinement as the integration process continues and additional information becomes available.

Costs to acquire Hibernia:
Capital One common stock issued	$2,606,375
Cash consideration paid	2,231,039
Fair value of employee stock options	104,577
Investment banking, legal, and consulting fees	29,596

Total consideration paid for Hibernia	$4,971,587

The following unaudited pro forma condensed statements of income assume that the Company and Hibernia were combined at the beginning of the period presented.

	Three Months Ended June 30	Six Months Ended June 30
	2005	2005
Net interest income	$1,058,322	$2,103,296
Non-interest income	1,693,745	3,323,260
Provision for loan losses	305,600	580,931
Non-interest expense	1,527,680	3,038,116
Income taxes	328,993	646,278
Minority interest, net of income taxes	33	(215)

Net income(1)	$589,761	$1,161,446

Basic earnings per share(2)	$2.07	$4.13
Diluted earnings per share(2)	$2.00	$3.97

(1)	Pro forma adjustments to net income include the following adjustments: accretion for loan fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for interest-bearing deposits fair value premium, accretion for subordinated notes fair value premium, addition of interest expense for other borrowings used to fund the acquisition, and related amortization for intangibles acquired, net of Hibernia’s historical intangible amortization expense.
(2)	Pro forma adjustments to basic and diluted earnings per share include the following adjustments to the share calculation: incremental common shares issued and dilutive impact of stock options granted in connection with the Hibernia acquisition.

Note 3

Segments

The Company maintains four distinct operating segments: U.S. Card, Auto Finance, Global Financial Services and Banking. The U.S. Card segment consists of domestic consumer credit card lending activities. The Auto Finance segment consists of automobile and other motor vehicle financing activities. The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities. The Banking segment consists of local banking operations, which includes consumer, small business and commercial deposits and lending conducted within the Company’s branch network. The U.S. Card, Auto Finance, Global Financial Services and Banking segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other category includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other category also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

As management makes decisions on a managed basis within each segment, information about reportable segments is provided on a managed basis. An adjustment to reconcile the managed financial information to the reported financial information in the consolidated financial statements is provided. This adjustment reclassifies a portion of net interest income, non-interest income and provision for loan losses into non-interest income from servicing and securitizations.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

	For the Three Months Ended June 30, 2006
	U.S. Card	Auto Finance	Global Financial Services	Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$1,120,422	$356,237	$445,452	$249,228	$(30,510)	$2,140,829	$(943,747)	$1,197,082
Non-interest income	803,083	13,839	297,080	114,039	(28,709)	1,199,332	510,581	1,709,913
Provision for loan losses	413,701	74,714	296,614	6,632	3,950	795,611	(433,166)	362,445
Non-interest expenses	860,874	149,115	365,149	289,996	15,763	1,680,897	—	1,680,897
Income tax provision (benefit)	227,125	51,186	29,614	23,324	(20,183)	311,066	—	311,066

Net income (loss)	$421,805	$95,061	$51,155	$43,315	$(58,749)	$552,587	$—	$552,587

Loans receivable	$48,736,483	$20,558,455	$25,935,716	$13,189,112	$13,673	$108,433,439	$(47,830,636)	$60,602,803

	For the Three Months Ended June 30, 2005
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$1,151,692	$285,744	$411,825	$(18,959)	$1,830,302	$(957,799)	$872,503
Non-interest income	846,720	6,964	265,499	25,577	1,144,760	437,236	1,581,996
Provision for loan losses	539,211	20,330	256,766	(4,144)	812,163	(520,563)	291,600
Non-interest expenses	794,012	124,584	378,278	38,743	1,335,617	—	1,335,617
Income tax provision (benefit)	232,816	51,728	15,621	(4,001)	296,164	—	296,164

Net income (loss)	$432,373	$96,066	$26,659	$(23,980)	$531,118	$—	$531,118

Loans receivable	$46,408,912	$14,520,216	$22,053,145	$(30,921)	$82,951,352	$(44,340,565)	$38,610,787

(1)	Income statement adjustments for the three months ended June 30, 2006 reclassify the net of finance charges of $1,341.8 million, past due fees of $237.1, other interest income of $(61.6) million and interest expense of $573.5 million; and net charge-offs of $433.2 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

Income statement adjustments for the three months ended June 30, 2005 reclassify the net of finance charges of $1,224.1 million, past due fees of $238.1, other interest income of $(48.0) million and interest expense of $456.4 million; and net charge-offs of $520.6 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

	For the Six Months Ended June 30, 2006
	U.S. Card	Auto Finance	Global Financial Services	Banking	Other	Total Managed	Securitization Adjustments (2)	Total Reported
Net interest income	$2,341,523	$705,067	$883,701	$494,152	$(48,644)	$4,375,799	$(1,971,840)	$2,403,959
Non-interest income	1,578,496	14,230	580,432	218,524	29,844	2,421,526	1,146,638	3,568,164
Provision for loan losses	638,139	182,519	513,979	16,453	6,827	1,357,917	(825,202)	532,715
Non-interest expenses	1,705,603	283,770	695,321	562,983	6,699	3,254,376	—	3,254,376
Income tax provision (benefit)	551,698	88,552	90,134	46,634	(27,912)	749,106	—	749,106

Net income (loss)	$1,024,579	$164,456	$164,699	$86,606	$(4,414)	$1,435,926	$—	$1,435,926

Loans receivable	$48,736,483	$20,558,455	$25,935,716	$13,189,112	$13,673	$108,433,439	$(47,830,636)	$60,602,803

	For the Six Months Ended June 30, 2005
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments (2)	Total Reported
Net interest income	$2,402,330	$535,251	$824,558	$(113,077)	$3,649,062	$(1,916,038)	$1,733,024
Non-interest income	1,626,135	18,303	499,340	72,383	2,216,161	881,814	3,097,975
Provision for loan losses	1,028,247	112,643	445,082	(517)	1,585,455	(1,034,224)	551,231
Non-interest expenses	1,630,154	238,349	729,754	65,192	2,663,449	—	2,663,449
Income tax provision (benefit)	479,522	70,897	51,975	(23,755)	578,639	—	578,639

Net income (loss)	$890,542	$131,665	$97,087	$(81,614)	$1,037,680	$—	$1,037,680

Loans receivable	$46,408,912	$14,520,216	$22,053,145	$(30,921)	$82,951,352	$(44,340,565)	$38,610,787

(2)	Income statement adjustments for the six months ended June 30, 2006 reclassify the net of finance charges of $2,705.3 million, past due fees of $493.5, other interest income of $(123.3) million and interest expense of $1,103.7 million; and net charge-offs of $825.2 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

Income statement adjustments for the six months ended June 30, 2005 reclassify the net of finance charges of $2,417.7 million, past due fees of $492.3, other interest income of $(92.5) million and interest expense of $901.5 million; and net charge-offs of $1,034.2 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

During the three months ended June 30, 2006, the Company did not sell any auto loans. During the three months ended June 30, 2005, the Company sold $257.7 million of auto loans. These transactions resulted in pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing of $4.5 million for the three months ended June 30, 2005. In addition, the Company recognized an additional $17.1 million and $2.5 million in gains for higher back end performance bonuses related to prior period auto loan sales for the three month periods ended June 30, 2006 and June 30, 2005, respectively.

During the six months ended June 30, 2006, the Company did not sell any auto loans. During the six months ended June 30, 2005, the Company sold $257.7 million of auto loans. These transactions resulted in pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing of $4.5 million for the six months ended June 30, 2005. In addition, the Company recognized an additional $22.9 million and $5.0 million in gains for higher back end performance bonuses related to prior period auto loan sales for the six month period ended June 30, 2006 and June 30, 2005, respectively.

Note 4:

Comprehensive Income

Comprehensive income for the three months ended June 30, 2006 and 2005, respectively was as follows:

	Three Months Ended June 30
	2006	2005
Comprehensive Income:
Net income	$552,587	$531,118
Other comprehensive income, net of tax	68,275	5,282

Total comprehensive income	$620,862	$536,400

Note 5

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Numerator:
Net income	$552,587	$531,118	$1,435,926	$1,037,680

Denominator:
Denominator for basic earnings per share - Weighted-average shares	300,829	252,585	300,047	248,305
Effect of dilutive securities:
Stock options	7,987	6,602	8,324	7,757
Restricted stock	1,172	2,477	1,188	2,384

Dilutive potential common shares	9,159	9,079	9,512	10,141
Denominator for diluted earnings per share - Adjusted weighted-average shares	309,988	261,664	309,559	258,446

Basic earnings per share	$1.84	$2.10	$4.79	$4.18

Diluted earnings per share	$1.78	$2.03	$4.64	$4.02

Note 6

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

Total compensation expense recognized for share based compensation during the three months ended June 30, 2006 and 2005 was $58.1 million and $47.5 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the three months ended June 30, 2006 and 2005, was $20.3 million and $16.6 million, respectively.

Total compensation expense recognized for share based compensation during the six months ended June 30, 2006 and 2005 was $102.8 million and $76.1 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the six months ended June 30, 2006, and 2005, was $35.9 million and $27.3 million, respectively.

Capital One recognizes compensation expense on a straight line basis over the vesting period for the entire award for any awards with graded vesting.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for each of the Company’s stock-based compensation plans as of June 30, 2006:

Plan Name	Shares Reserved	Available For Issuance
2004 Stock Incentive Plan(1)	20,000,000	13,666,786
2002 Non-Executive Officer Stock Incentive Plan(2)	8,500,000	—
1999 Stock Incentive Plan(2)	600,000	—
1994 Stock Incentive Plan(2)	67,112,640	—
1999 Non-Employee Directors Stock Incentive Plan	825,000	134,600
1995 Non-Employee Directors Stock Incentive Plan(3)	600,000	—
1997 Hibernia Long Term Incentive Plan(4)	1,693,000	—
2003 Hibernia Long Term Incentive Compensation Plan(4)	2,083,000	—
1993 Hibernia Director Stock Option Plan(4)	20,000	—

(1)	Available for Issuance includes the CEO restricted stock units at their maximum amount.
(2)	The ability to issue grants out of these plans was terminated in 2004. There are currently 1,339,843 options outstanding under the 2002 Non-Executive Officer Stock Incentive Plan, 53,054 options outstanding under the 1999 Stock Incentive Plan and 15,972,363 options outstanding under the 1994 Stock Incentive Plan.

(3)	The ability to issue grants out of this plan was terminated in 1999. There are currently 122,000 options outstanding under the plan
(4)	In conjunction with the acquisition of Hibernia, the Company assumed three existing Hibernia stock incentive plans, under which there are 2,892,798 options outstanding and no shares available for future issuance.

A summary of the status of the Company’s options as of June 30, 2006, and changes for the three and six months then ended is presented below:

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	Options (000s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000s)	Options (000s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000s)
Outstanding at beginning of period	26,930	$54.75			26,785	$51.39
Granted	28	83.10			2,348	88.68
Exercised(1)	(936)	51.62			(2,705)	48.46
Forfeited	(149)	79.96			(555)	64.17

Outstanding at end of period	25,873	$54.79	5.52	$801,732	25,873	$54.79	5.52	$801,732

Exercisable at end of period	18,651	$47.50	4.99	$707,932	18,651	$47.50	4.99	$707,932

(1)	Cash proceeds from the exercise of stock options were $41.4 million and $118.1 million for the three and six months ended June 30, 2006, respectively. Tax benefits recognized from the exercise of stock options were $20.4 million and $44.6 million for the three and six months ended June 30, 2006, respectively.

The weighted-average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $24.14 and $25.63, respectively. The total intrinsic value of options exercised during those same periods was $31.4 million and $47.0 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $26.33 and $38.86, respectively. The total intrinsic value of options exercised during those same periods was $103.2 million and $321.1 million, respectively.

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
Assumptions	2006	2005	2006	2005
Dividend yield	.13%	.14%	.13%	.14%
Volatility factors of expected market price of stock (1)	29%	44%	29%	53%
Risk-free interest rate	5.02%	3.67%	4.72%	4.20%
Expected option term (in years)	3.7	3.2	3.9	4.9

(1) In December of 2005, the Company began using the implied volatility of publicly traded and over-the-counter stock options as a basis for the expected volatility assumption. Previously, expected volatility was based on historical stock price observations.

A summary of the status of the Company’s restricted stock awards as of June 30, 2006, and changes for the three and six months then ended is presented below:

	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006
	Shares (000s)	Weighted-Average Grant Date Fair Value Per Share	Shares (000s)	Weighted-Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	2,800	$68.00	2,466	$62.83
Granted	24	$85.98	708	$88.71
Vested	(134)	$82.91	(325)	$82.97
Cancelled	(84)	$68.55	(243)	$66.12

Unvested at the end of the period	2,606	$68.43	2,606	$68.43

As of June 30, 2006, there was a total of $97.4 million of unrecognized compensation cost related to unvested awards; that cost is expected to be recognized over the next 3 years. The weighted-average grant date fair value of restricted stock granted during the three months ending June 30, 2006, and 2005, was $85.98 and $70.53, respectively. The total fair value of shares vesting during those same periods was $9.8 million and $3.5 million, respectively.

The weighted-average grant date fair value of restricted stock granted during the six months ending June 30, 2006, and 2005, was $88.71 and $78.53, respectively. The total fair value of shares vesting during those same periods was $25.6 million and $8.2 million, respectively.

Cash equity units vesting during the three and six months ended June 30, 2006 resulted in cash payments to associates of $0.9 million and $18.5 million, respectively. No cash equity units vested during the six months ended June 30, 2005.

Note 7

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

	Auto Finance	Global Financial Services	Banking	Total
Balance at December 31, 2005	$328,192	$389,873	$3,188,334	$3,906,399
Adjustments	3,795	—	19,171	22,966
Foreign Currency Translation	—	4,256	—	4,256

Balance at June 30, 2006	$331,987	$394,129	$3,207,505	$3,933,621

The addition of $19.2 million to Banking segment goodwill includes approximately $15 million added as a result of the acquisition of a remaining 50% ownership in a credit card processing company. The remaining additions to goodwill represent purchase accounting adjustments related to the acquisition of Hibernia in the fourth quarter of 2005.

In addition, in connection with the acquisition of Hibernia, the Company recorded other intangible assets which consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists, brokerage relationships and insurance contracts. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$380,000	$(45,923)	$334,077	10.0 years
Trust intangibles	10,500	(716)	9,784	18.0 years
Lease intangibles	5,209	(813)	4,396	9.6 years
Other intangibles	11,254	(1,213)	10,041	11.5 years

Total	$406,963	$(48,665)	358,298

Intangibles are generally amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $19.4 million and $38.8 million for the three and six months ended June 30, 2006, respectively. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 10.2 years.

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

The Company had contractual amounts of standby letters of credit of $583.1 million at June 30, 2006. As of June 30, 2006, standby letters of credit had expiration dates ranging from 2006 to 2011. The fair value of the guarantees outstanding at June 30, 2006 that have been issued since January 1, 2003, was $2.8 million and was included in other liabilities.

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

Separately, a number of entities, each purporting to represent a class of retail merchants, have also filed antitrust lawsuits (the “Interchange lawsuits”) against the associations and several member banks, including the Corporation and its subsidiaries, alleging among other things, that the associations and member banks conspired to fix the level of interchange fees. The complaints request civil monetary damages, which could be trebled. In October 2005, the Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery.

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

In part as a result of such litigation, the associations are expected to continue to evolve as corporate entities, including by changing their governance structures, as previously announced by the associations. During the second quarter MasterCard successfully completed its initial public offering and Visa revised its governance structure. Both associations now rely upon independent directors for certain decisions, including the settling of interchange rates.

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

Note 9

Pending North Fork Bancorporation, Inc. Acquisition

In March 2006, the Company signed a definitive agreement to acquire North Fork Bancorporation, Inc. (“North Fork”), a bank holding company that offers a full range of banking products and financial services to both consumer and commercial customers. The Company expects to acquire North Fork in a stock and cash transaction valued on March 10, 2006, at approximately $14.6 billion. The transaction is subject to regulatory and Capital One’s and North Fork’s shareholder approvals and is expected to close in the fourth quarter of 2006. On July 7, 2006 the Securities and Exchange Commission (the “SEC”) declared effective a Registration Statement on Form S-4 that included a preliminary joint proxy statement of the Company and North Fork that also constitutes a prospectus of the Company. A special meeting of stockholders of the Company and the annual meeting of North Fork stockholders to consider and vote upon the proposal to approve the agreement and plan of merger between the Company and North Fork pursuant to which North Fork will merge with and into the Company is scheduled for August 22, 2006.

In April 2006, the Company entered into derivative instruments to mitigate certain exposures it faces as a result of the expected acquisition of North Fork. Under purchase accounting rules, North Fork’s balance sheet will be marked to market upon closing of the acquisition. As interest rates increase, the market value of North Fork’s balance sheet, as measured under purchase accounting, declines which results in a temporary reduction in the tangible capital ratios of the combined entity. The position is designed to protect the Company’s tangible capital ratios from falling below a desired level. The Company’s maximum negative exposure is expected to be no more than the approximately $50 million paid to establish the current position. The derivative instruments will not be treated as designated hedges under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such will be marked to market through the income statement until the derivatives expire or are terminated. For the three and six months ended June 30, 2006 approximately $20.8 million was recognized as a reduction to other non-interest income in the statement of income.

In May 2006, the Company entered into a syndicated bridge loan facility (“the Facility”). The Facility is available to the Company to finance, on an interim basis, the cash consideration payable to shareholders of North Fork in connection with the acquisition. The Facility is available until May 7, 2007 and borrowing under the Facility will mature on the earlier of 364 days from the date of borrowing, or December 1, 2007. The Facility size will automatically decrease by the amount of proceeds received by the Company from the issuance of securities intended to fund the cash consideration of the acquisition. After the issuance of securities discussed below, $3.2 billion is available to the Company under the Facility.

In June 2006, the Company and Capital One Capital II, a subsidiary of the Company created as a Delaware statutory business trust, issued $345.0 million aggregate principal amount of 7.5% Enhanced Trust Preferred Securities (the “Enhanced TRUPS® “) that mature on June 15, 2066. The securities represent a preferred beneficial interest in the assets of the trust and are recorded in other borrowings in the balance sheet. For regulatory capital purposes the securities are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

In July 2006, the Company and Capital One Capital III, a subsidiary of the Company created as a Delaware statutory business trust, issued $650.0 million aggregate principal amount of 7.686% Capital Securities that mature on August 15, 2036. The securities represent a preferred beneficial interest in the assets of the trust and will be recorded in other borrowings in the balance sheet. For regulatory capital purposes the securities are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”) which currently offers credit card products and offers retail deposits, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products, Capital One, National Association (the “National Bank”) which offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients, and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”. As of June 30, 2006, the Company had $47.2 billion in deposits and $108.4 billion in managed loans outstanding and was one of the largest providers of MasterCard and Visa credit cards in the world.

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

The Company’s “managed” consolidated financial statements reflect adjustments made related to effects of securitization transactions qualifying as sales under GAAP. The Company generates earnings from its

“managed” loan portfolio which includes both the on-balance sheet loans and off-balance sheet loans. The Company’s “managed” income statement takes the components of the servicing and securitizations income generated from the securitized portfolio and distributes the revenue and expense to appropriate income statement line items from which it originated. For this reason, the Company believes the “managed” consolidated financial statements and related managed metrics to be useful to investors.

As of and for the three months ended June 30, 2006
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$1,197,082	$943,747	$2,140,829
Non-interest income	1,709,913	(510,581)	1,199,332

Total revenue	2,906,995	433,166	3,340,161
Provision for loan losses	362,445	433,166	795,611
Net charge-offs	295,844	433,166	729,010

Balance Sheet Measures
Loans	$60,602,803	$47,830,636	$108,433,439
Total assets	89,530,186	47,288,672	136,818,858
Average loans	58,833,376	47,256,518	106,089,894
Average earning assets	79,025,701	45,041,097	124,066,798
Average total assets	89,643,629	46,707,317	136,350,946
Delinquencies	1,772,191	1,534,202	3,306,393

(1)	Income statement adjustments reclassify finance charges of $1,341.8 million, past-due fees of $237.1 million, other interest income of $(61.6) million and interest expense of $573.5 million; and net charge-offs of $433.2 million from Non-interest income (servicing and securitizations) to Net interest income and Provision for loan losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

IV. Management Summary

Summary of the Quarter ended June 30, 2006

The second quarter of 2006 reflected continued profitability and diversified loan growth.

Net income increased 4% to $552.6 million for the three month period ended June 30, 2006, while diluted earnings per share decreased 12% compared to the same period in the prior year. Contributing to the decline in earnings per share was the acquisition of Hibernia and the increased share count resulting from the issuance related to the redemption of the mandatory convertible securities in May of 2005.

Revenue growth offset by increased provision for loan losses, marketing expense and operating expenses resulted in the increase in net income. Revenue growth was driven by year over year growth in the managed loan portfolio and the acquisition of Hibernia. Although revenue increased year over year, the addition of lower yielding Hibernia loans combined with a reduction in past-due and overlimit fees resulting from the continued favorable credit environment have compressed the revenue margin. The provision for loan losses increased as a result of a build in the allowance for loan losses related to reported loan growth and continued credit quality deterioration in the U.K., however charge-offs in the U.S. continue to be lower than historical levels due to the favorable U.S. credit environment. The increase in marketing expense reflects origination opportunities in new and existing products and the conversion of Hibernia’s branches and products to the Capital One brand. Lastly, the increase in operating expenses was driven primarily by the Hibernia acquisition and infrastructure investments which include the successful conversion to a new installment loan platform and our continued progress to convert to a new card holder platform. Although operating expenses increased for the three month period ended June 30, 2006, operating expenses as a percentage of average managed assets continued to decline compared to the same period in the prior year, reflecting the Company’s improved operating efficiency.

U.S. Card loans grew 5% during the quarter. The Company also continues to achieve strong loan growth in its Auto Finance and Global Financial Services segments, which together accounted for 39% of the loan growth in the second quarter and represented 43% of managed loans at June 30, 2006. In the first quarter of 2006, the Company added a Banking segment which represents legacy Hibernia business lines, excluding the indirect auto business which moved to the Auto Finance segment and includes the Company’s branchless deposit business which moved from the Other category. The Banking segment had strong results for the second quarter with a $43.3 million contribution to net income. The Banking segment ended the second quarter with $35.3 billion in total deposits.

The Company continued to expand its lending and deposit products and its distribution channels while delivering strong results and maintaining a strong balance sheet. Total assets continue to grow and the Company continues to maintain significant levels of liquidity. Capital ratios remain well above the regulatory “well capitalized” thresholds following the acquisition of Hibernia.

Q2 2006 Significant Events

Pending North Fork Bancorporation, Inc. Acquisition

In March 2006, the Company signed a definitive agreement to acquire North Fork Bancorporation, Inc. (“North Fork”), a bank holding company that offers a full range of banking products and financial services to both consumer and commercial customers. The Company expects to acquire North Fork in a stock and cash transaction valued on March 10, 2006, at approximately $14.6 billion. The transaction is subject to regulatory and Capital One’s and North Fork’s shareholder approvals and is expected to close in the fourth quarter of 2006. On July 7, 2006 the Securities and Exchange Commission (the “SEC”) declared effective a Registration Statement on Form S-4 that included a preliminary joint proxy statement of the Company and North Fork that also constitutes a prospectus of the Company. A special meeting of stockholders of the Company and the annual meeting of North Fork stockholders to consider and vote upon the proposal to approve the agreement and plan of merger between the Company and North Fork pursuant to which North Fork will merge with and into the Company is scheduled for August 22, 2006.

In April 2006, the Company entered into derivative instruments to mitigate certain exposures it faces as a result of the expected acquisition of North Fork. Under purchase accounting rules, North Fork’s balance sheet will be marked to market upon closing of the acquisition. As interest rates increase, the market value of North Fork’s balance sheet, as measured under purchase accounting, declines which results in a temporary reduction in the tangible capital ratios of the combined entity. The position is designed to protect the Company’s tangible capital ratios from falling below a desired level. The Company’s maximum negative exposure is expected to be no more than the approximately $50 million paid to establish the current position. The derivative instruments will not be treated as designated hedges under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such will be marked to market through the income statement until the derivatives expire or are terminated. For the three and six months ended June 30, 2006 approximately $20.8 million was recognized as a reduction to other non-interest income in the statement of income.

In May 2006, the Company entered into a syndicated bridge loan facility (“the Facility”). The Facility is available to the Company to finance, on an interim basis, the cash consideration payable to stockholders of North Fork in connection with the acquisition. The Facility is available until May 7, 2007 and borrowing under the Facility will mature on the earlier of 364 days from the date of borrowing, or December 1, 2007. The Facility size will automatically decrease by the amount of proceeds received by the Company from the issuance of securities intended to fund the cash consideration of the acquisition. After the issuance of securities discussed below, $3.2 billion is available to the Company under the Facility.

In July 2006, the Company and Capital One Capital III, a subsidiary of the Company created as a Delaware statutory business trust, issued $650.0 million aggregate principal amount of 7.686% Capital Securities that mature on August 15, 2036. The securities represent a preferred beneficial interest in the assets of the trust and will be recorded in other borrowings in the balance sheet. For regulatory capital purposes the securities are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

Enhanced Trust Preferred Issuance

In June 2006, the Company and Capital One Capital II, a subsidiary of the Company created as a Delaware statutory business trust, issued $345.0 million aggregate principal amount of 7.5% Enhanced Trust Preferred Securities (the “Enhanced TRUPS® “) that mature on June 15, 2066. The securities represent a preferred beneficial interest in the assets of the trust. For regulatory capital purposes the securities are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

MasterCard, Inc. Initial Public Offering

In May 2006, MasterCard, Inc. (“MasterCard”) completed an initial public offering. As part of the offering, MasterCard issued Class A common shares to the public and to The MasterCard Foundation. In addition, MasterCard exchanged new Class B common shares for shares previously held by institutions that were issuing members of MasterCard. The Company received 2,305,140 new Class B common shares upon the exchange. The Class B common shares carry certain trading restrictions for four years. Commencing on the fourth anniversary of the offering, each of the Class B common shares may be converted to Class A common shares, subject to certain rights of first refusal by the other holders of Class B common shares. The Class B common shares received carry-over basis accounting treatment, as such there was no gain or loss recorded as part of the share exchange. However, in June 2006, MasterCard exercised an option to redeem a number of the Class B common shares from issuing members. MasterCard redeemed 1,360,032 of the Company’s new Class B common shares for which the Company recognized a $20.5 million gain recoded in other non-interest income.

V. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company at and for the three and six month periods ended June 30, 2006 and 2005.

Table 1: Financial Summary

	As of and for the Three Months Ended June 30			As of and for the Six Months Ended June 30
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Earnings (Reported):
Net interest income	$1,197,082	$872,503	$324,579	$2,403,959	$1,733,024	$670,935
Non-interest income:
Servicing and securitizations	1,025,506	996,043	29,463	2,179,110	1,929,980	249,130
Service charges and other customer-related fees	413,398	360,410	52,988	849,129	761,596	87,533
Interchange	131,538	132,068	(530)	251,029	255,508	(4,479)
Other	139,471	93,475	45,996	288,896	150,891	138,005

Total non-interest income	1,709,913	1,581,996	127,917	3,568,164	3,097,975	470,189

Total Revenue(1)	2,906,995	2,454,499	452,496	5,972,123	4,830,999	1,141,124
Provision for loan losses	362,445	291,600	70,845	532,715	551,231	(18,516)
Marketing	356,695	277,034	79,661	680,466	588,793	91,673
Operating expenses	1,324,202	1,058,583	265,619	2,573,910	2,074,656	499,254

Income before taxes	863,653	827,282	36,371	2,185,032	1,616,319	568,713
Income taxes	311,066	296,164	14,902	749,106	578,639	170,467

Net income	$552,587	$531,118	$21,469	$1,435,926	$1,037,680	$398,246

Common Share Statistics:
Basic EPS	$1.84	$2.10	$(0.26)	$4.79	$4.18	$0.61
Diluted EPS	1.78	2.03	(0.25)	4.64	4.02	0.62

Selected Balance Sheet Data:
Reported loans (period end)	$60,602,803	$38,610,787	$21,992,016	$60,602,803	$38,610,787	$21,992,016
Managed loans (period end)	108,433,439	82,951,352	25,482,087	108,433,439	82,951,352	25,482,087
Reported loans (average)	58,833,376	38,237,463	20,595,913	58,489,806	38,253,636	20,236,170
Managed loans (average)	106,089,894	82,471,828	23,618,066	105,354,135	82,114,830	23,239,305
Allowance for loan losses	1,765,000	1,405,000	360,000	1,765,000	1,405,000	360,000

Selected Company Metrics (Reported):
Return on average assets (ROA)	2.47%	3.73%	(1.26)	3.22%	3.67%	(0.45)
Return on average equity (ROE)	14.19	23.80	(9.61)	19.02	24.66	(5.64)
Net charge-off rate	2.01	3.39	(1.38)	2.04	3.42	(1.38)
30+ day delinquency rate	2.92	3.62	(0.70)	2.92	3.62	(0.70)
Net interest margin	6.06	6.75	(0.69)	6.12	6.75	(0.63)
Revenue margin	14.71	18.99	(4.28)	15.21	18.81	(3.60)

Selected Company Metrics (Managed):
Return on average assets (ROA)	1.62%	2.11%	(0.49)	2.12%	2.08%	0.04
Net charge-off rate	2.75	4.10	(1.35)	2.70	4.11	(1.41)
30+ day delinquency rate	3.05	3.49	(0.44)	3.05	3.49	(0.44)
Net interest margin	6.90	7.78	(0.88)	7.11	7.82	(0.71)
Revenue margin	10.77	12.65	(1.88)	11.04	12.56	(1.52)

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $215.0 million and $259.8 million for the three months ended June 30, 2006 and 2005, respectively, and $385.9 and $503.7 million for the six months ended June 30, 2006 and 2005, respectively.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XIII, Tabular Summary as detailed in sections below.

All quarterly comparisons are made between the three month period ended June 30, 2006 and the three month period ended June 30, 2005, unless otherwise indicated.

All year to date comparisons are made between the six month period ended June 30, 2006 and the six month period ended June 30, 2005, unless otherwise indicated.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three and six month periods ended June 30, 2006, reported net interest income increased 37% and 39%, respectively, while average earning assets increased 53% in both the second quarter and year-to-date periods. Net interest income growth lagged earning asset growth due to declining loan yields, resulting from lower yielding loans added in connection with the Hibernia acquisition and organic growth in installment loans and auto loans, and a reduction in past-due fees resulting from the continued favorable credit environment. The reported net interest margin decreased 69 and 63 basis points for the three and six months periods ended June 30, 2006, respectively.

For additional information, see section XIII, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income.

For the three and six month periods ended June 30, 2006, reported non-interest income increased 8% and 15%, respectively. The increase was due to increases in servicing and securitizations income, service charges and other customer-related fees, and other non-interest income. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income increased 3% and 13% for the three and six month periods ended June 30, 2006, respectively. These increases were primarily the result of 7% increases in the second quarter and year to date average off-balance sheet loan portfolio combined with increases in excess spread resulting from lower loan losses and increased recoveries in our domestic securitizations. The increase in servicing and securitizations income was offset by a $36.4 million write-down of retained interest related to the U.K. credit card securitization structure recognized in the second quarter of 2006 which resulted from the continued worsening of the U.K. loan loss outlook.

Service Charges and Other Customer-Related Fees

Excluding $86.3 million and $167.7 million contributed by the National Bank for the three and six month periods ended June 30, 2006, respectively, service charges and other customer-related fees decreased 9% and 11% for the three and six month periods ended June 30, 2006, while the quarter-to-date and year-to-date average reported loan portfolio, exclusive of the National Bank, grew 12% and 11%, respectively. The lower growth in service charges and other customer-related fee income when compared to average reported loan growth is reflective of the reported loan growth being concentrated in the Auto Finance and Global Financial Services segments that generate lower fee income as well as a reduction in overlimit fees resulting from the favorable U.S. credit environment.

Interchange

Interchange income, net of rewards expense, decreased 1% and 2% for the three and six month periods ended June 30, 2006, respectively. This decrease is primarily related to an increase in costs associated with the Company’s rewards programs offset slightly by an increase in purchase volume. Continued expansion of the rewards program during 2006 resulted in reward costs increasing 19% and 16% for the three and six months ended June 30, 2006, respectively.

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

Excluding $22.1 million and $42.7 million contributed by the National Bank, other non-interest income increased $23.9 million and $95.3 million for the three and six month periods ended June 30, 2006, respectively. The second quarter increase is primarily the result of a $20.5 million gain from the share redemption in connection with the MasterCard, Inc. initial public offering and a $14.6 million increase in revenue related to higher back end performance bonuses related to prior period auto loan sales compared to the same periods in the prior year, offset by a $20.8 million negative fair value adjustment on the derivatives instruments entered into in anticipation of the North Fork Bank acquisition. In addition to the above, the year to date increase, compared to the same period in the prior year, resulted from a $59.8 million gain from the sale of purchased charged-off loan portfolios in 2006, offset by a $12.4 million loss recorded in connection with the extinguishment of senior notes during the first quarter of 2005.

Provision for loan losses

The provision for loan losses increased 24% for the three month period ended June 30, 2006. The increase reflects a build in the allowance for loan losses to reflect the growth in the reported loan portfolio, the continued credit quality deterioration in the U.K., offset by a decrease in charge-offs resulting from the favorable credit environment in the U.S.

The provision for loan losses remained relatively stable for the six month period ended June 30, 2006. The build in the allowance for loan losses related to reported loan growth and credit quality issues in the U.K. were fully offset by a decrease in charge-offs in the U.S.

Non-interest expense

Non-interest expense consists of marketing and operating expenses.

The 29% and 16% increases in marketing expense for the three and six month periods ended June 30, 2006, respectively, reflect origination opportunities in new and existing products and the conversion of Hibernia’s branches and products to the Capital One brand.

The 25% and 24% increases in operating expenses for the three and six month periods ended June 30, 2006 were driven primarily by the acquisition of Hibernia. The National Bank contributed $227.9 million and $448.1 million to operating expenses for the three and six month periods ended June 30, 2006, respectively. In addition, the Company made infrastructure investments which include the successful conversion to a new installment loan platform and our continued progress to convert to a new card holder platform. Although operating expenses increased for the three and six month periods ended June 30, 2006, operating expenses as a percentage of average managed assets for the three and six month periods ended June 30, 2006 fell 32 and 35 basis points, respectively, reflecting the Company’s improved operating efficiency.

Income taxes

The Company’s effective tax rate was 36.0% and 34.3% for the three and six month periods ended June 30, 2006, respectively, compared to 35.8% for both the same periods in the prior year. The effective rate includes state, federal and international income tax components. The slight increase in the rate for the three month period ended June 30, 2006 compared to the same period in the prior year was driven primarily by changes in the Company’s international tax positions. The decrease in the rate for the six month period ended June 30, 2006 compared to the same period in the prior year was primarily due to the resolution of certain tax issues and audits for the tax years 2000-2002 with the Internal Revenue Service during the first quarter of 2006.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans grew 29% and 28% for the three and six month periods ended June 30, 2006, respectively. The loan growth was primarily a result of growth in Auto Finance and Global Financial Services as well as the Hibernia acquisition which added $16.1 billion in loans.

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

The 30-plus day delinquency rate for the reported and managed loan portfolio decreased 70 and 44 basis points, respectively, at June 30, 2006 compared to June 30, 2005. The reduction in the reported and managed loan 30-plus day delinquency rates reflects the Company’s continued asset diversification beyond U.S. credit cards to other assets with higher credit quality and overall improved collections experience.

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

The reported and managed net charge-off rates decreased 138 and 135 basis points, respectively, for the three months ended June 30, 2006. For the six month period ended June 30, 2006, the reported and managed net charge-off rates decreased 138 and 141 basis points, respectively. These decreases in net charge-off rates were driven primarily by a decrease in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy filing spike experienced in the fourth quarter of 2005 combined with an increase in recoveries.

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

The allowance for loan losses increased $90.0 million since March 31, 2006 driven primarily by growth in the reported loan portfolio and continued credit quality deterioration in the U.K, partially offset by strong credit performance in the U.S. businesses.

For additional information, see section XIII, Tabular Summary, Table H (Summary of Allowance for Loan Losses).

VI. Reportable Segment Summary

The Company manages its business as four distinct operating segments: U.S. Card, Auto Finance, Global Financial Services, and Banking. In the first quarter 2006, the Company added the Banking segment which represents legacy Hibernia business lines, excluding the indirect auto business which moved to the Auto Finance segment and including the Company’s legacy branchless deposit business which moved from the Other caption. The U.S. Card, Auto Finance, Global Financial Services, and Banking segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

As management makes decisions on a managed basis within each segment, information about reportable segments is provided on a managed basis.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following table presents information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from legal entities.

U.S. Card Segment

Table 2: U.S. Card

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Earnings (Managed Basis)
Interest income	$1,628,144	$1,596,247	$3,342,703	$3,290,226
Interest expense	507,722	444,555	1,001,180	887,896

Net interest income	1,120,422	1,151,692	2,341,523	2,402,330
Non-interest income	803,083	846,720	1,578,496	1,626,135

Total revenue	1,923,505	1,998,412	3,920,019	4,028,465
Provision for loan losses	413,701	539,211	638,139	1,028,247
Non-interest expense	860,874	794,012	1,705,603	1,630,154

Income before taxes	648,930	665,189	1,576,277	1,370,064
Income taxes	227,125	232,816	551,698	479,522

Net income	$421,805	$432,373	$1,024,579	$890,542

Selected Metrics (Managed Basis)
Period end loans	$48,736,483	$46,408,912	$48,736,483	$46,408,912
Average loans	47,856,045	46,504,945	48,035,986	47,027,255
Loan yield	13.61%	13.73%	13.92%	13.99%
Net charge-off rate	3.29	4.90	3.11	4.81
30+ day delinquency rate	3.30	3.60	3.30	3.60
Purchase volume(1)	$20,878,732	$17,946,667	$38,894,401	$33,544,981
Number of Accounts (000s)	37,199	37,760	37,199	37,760

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card segment consists of domestic consumer credit card lending activities.

U.S. Card segment net income decreased 2% in the second quarter of 2006 compared to the second quarter of 2005 reflecting a decrease in revenue and higher non-interest expense offset by lower provision for loan losses. U.S. Card segment net income increased 15% for the six months ended June 30, 2006 compared to the same period in the prior year as a result of lower provision for loan losses offset by a decrease in revenue and increase in non-interest expense.

Revenue declined slightly for the three and six month periods ended June 30, 2006, driven largely by the favorable credit environment in the U.S. which has resulted in lower past-due and overlimit fees.

Loans grew $2.3 billion, or 5%, since the second quarter of 2005. The Company is active across the credit card market. It focuses on opportunities, like rewards cards, that generate both economic returns and long term customer loyalty. The U.S. Card segment showed a 16% increase in purchase volume for both the three and six month periods ended June 30, 2006, reflecting the Company’s focus on the rewards segment.

Provision for loan losses decreased 23% and 38% for the three and six month periods ended June 30, 2006, respectively, as a result of improvements in credit quality metrics and decreases in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy spike experienced in the fourth quarter of 2005.

Non-interest expense increased 8% and 5% for the three and six month periods ended June 30, 2006, respectively, as a result of increased marketing expense to reflect origination opportunities in new and existing products. Operating expenses remained relatively stable year over year reflecting improved operating efficiencies offset by increased infrastructure investments.

Auto Finance Segment

Table 3: Auto Finance

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Earnings (Managed Basis)
Interest income	$563,734	$401,991	$1,100,391	$756,323
Interest expense	207,497	116,247	395,324	221,072

Net interest income	356,237	285,744	705,067	535,251
Non-interest income	13,839	6,964	14,230	18,303

Total revenue	370,076	292,708	719,297	553,554
Provision for loan losses	74,714	20,330	182,519	112,643
Non-interest expense	149,115	124,584	283,770	238,349

Income before taxes	146,247	147,794	253,008	202,562
Income taxes	51,186	51,728	88,552	70,897

Net income	$95,061	$96,066	$164,456	$131,665

Selected Metrics (Managed Basis)
Period end loans	$20,558,455	$14,520,216	$20,558,455	$14,520,216
Average loans	20,187,631	13,993,998	19,815,457	13,414,580
Loan Yield	11.17%	11.49%	11.11%	11.28%
Net charge-off rate	1.54	1.74	1.94	2.28
30+ day delinquency rate	4.55	4.09	4.55	4.09
Auto loan originations(1)	$3,107,409	$2,633,857	$6,047,949	$4,667,019
Number of Accounts (000s)	1,525	1,124	1,525	1,124

(1)	Includes all organic auto loan originations and excludes auto loans added through acquisitions.

The Auto Finance segment consists of automobile and other motor vehicle financing activities.

Second quarter Auto Finance net income remained relatively stable compared to the second quarter in 2005 while net income increased 25% for the six months ended June 30, 2006 compared to the same period in the prior year as a result of growth in revenue offset by increases to the provision for loan losses and non-interest expense.

The increase in revenue and non-interest expense for the three and six month periods ended June 30, 2006 was driven by significant loan growth. The Auto Finance segment had 18% and 30% increases in auto loan originations for the three and six month periods ended June 30, 2006, respectively, in addition to the transfer of $2.9 billion of Hibernia’s indirect auto loans to the Auto Finance segment on January 1, 2006. Revenue also increased due to higher back end performance bonuses related to prior period auto loan sales compared to the same periods in the prior year.

The provision for loan losses for the three and six month periods ended June 30, 2006 increased primarily due to the significant growth in the loan portfolio offset by a reduction in the charge-off rate. The decrease in the charge-off rate was primarily driven by improved loan quality through the addition of Hibernia’s indirect auto loans and the runoff of the higher-loss Key Bank portfolio, which increased the Auto Finance segment mix of prime loans, favorable industry trends and decreases in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy filing spike experienced in the fourth quarter of 2005.

Global Financial Services Segment

Table 4: Global Financial Services

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Earnings (Managed Basis)
Interest income	$725,256	$642,481	$1,417,502	$1,276,207
Interest expense	279,804	230,656	533,801	451,649

Net interest income	445,452	411,825	883,701	824,558
Non-interest income	297,080	265,499	580,432	499,340

Total revenue	742,532	677,324	1,464,133	1,323,898
Provision for loan losses	296,614	256,766	513,979	445,082
Non-interest expense	365,149	378,278	695,321	729,754

Income before taxes	80,769	42,280	254,833	149,062
Income taxes	29,614	15,621	90,134	51,975

Net income	$51,155	$26,659	$164,699	$97,087

Selected Metrics (Managed Basis)
Period end loans	$25,935,716	$22,053,145	$25,935,716	$22,053,145
Average loans	24,910,879	21,971,839	24,293,035	21,664,828
Loan Yield	11.58%	11.67%	11.61%	11.76%

Net charge-off rate	3.90	3.89	3.77	3.72
30+ day delinquency rate	2.82	2.93	2.82	2.93
Number of Accounts (000s)	10,130	9,639	10,130	9,639

The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other consumer financial service activities.

Global Financial Services net income increased 92% and 70% for the three and six month periods ended June 30, 2006, respectively, as a result of increases in revenue and decreases to non-interest expense, offset by increases to the provision for loan losses. Total revenue increased 10% and 11% for the three and six month periods ended June 30, 2006, respectively, as a result of 13% and 12% growth in average loans for the same periods.

The provision for loan losses increased 16% and 15% and for the three and six month periods ended June 30, 2006, respectively, as a result of growth in the loan portfolio and continued credit quality deterioration in the U.K.

Non-interest expense decreased 3% and 5% for the three and six month periods ended June 30, 2006, respectively, as a result of improved operating efficiencies. Non-interest expense as a percentage of average managed loans improved 103 basis points to 5.86% for the quarter ended June 30, 2006 and improved 102 basis points to 5.72% for the year-to-date period ended June 30, 2006.

Banking Segment

Table 5: Banking

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2006	2006
Earnings (Managed Basis)
Interest income	$682,679	$1,333,664
Interest expense	433,451	839,512

Net interest income	249,228	494,152
Non-interest income	114,039	218,524

Total revenue	363,267	712,676
Provision for loan losses	6,632	16,453
Non-interest expense	289,996	562,983

Income before taxes	66,639	133,240
Income taxes	23,324	46,634

Net income	$43,315	$86,606

Selected Metrics (Managed Basis)
Period end loans	$13,189,112	$13,189,112
Average loans	13,115,534	13,199,548
Loan yield	7.63%	7.50%
Net charge-off rate	0.45	0.41
30+ day delinquency rate	0.38	0.38
Core Deposits	$27,857,265	$27,857,265
Total Deposits	$35,281,970	$35,281,970
Number of ATMs	705	705
Number of locations	324	324

In the first quarter of 2006, the Company added a Banking segment which represents legacy Hibernia business lines, excluding their indirect auto business which moved to the Auto Finance segment and including the Company’s branchless deposits which moved from the Other caption. The Banking segment contributed $43.3 million and $86.6 million to net income during the three and six month periods ended June 30, 2006, respectively. The Banking segment ended the second quarter with $13.2 billion in loans and $35.3 billion in total deposits.

Deposits continue to exhibit strong growth in the Company’s Texas de novo branches, and modest growth in parts of Louisiana. However, this growth was not sufficient to offset the expected deposit attrition of hurricane related deposit growth experienced in those areas of Louisiana significantly impacted by last year’s hurricanes. Loans exhibited a similar effect, where loan growth was strong in the Company’s Texas de novo branches, modest in parts of Louisiana, and down in the areas significantly impacted by last year’s hurricanes.

VII. Funding

Funding Availability

The Company has established access to a variety of funding sources. Table 6 illustrates the Company’s unsecured funding sources and its two auto securitization warehouses.

Table 6: Funding Availability

(in millions)	Effective/ Issue Date	Availability (1)(5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$3,178	—
Senior Domestic Bank Note Program(3)	4/97	—	$168	—
Credit Facility	6/04	$750	—	6/07
Capital One Auto Loan Facility I	—	$3,032	$268	—
Capital One Auto Loan Facility II	5/06	$1,124	$626	—
Corporation Automatic Shelf Registration Statement	5/06	*	N/A	*	*
Bridge Loan Facility	5/06	$3,866	—	5/07

(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $6.4 billion at June 30, 2006.
*	The Corporation and certain of its subsidiaries have registered an indeterminate amount of securities pursuant to the Automatic Shelf Registration Statement that are available for future issuance.
**	Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

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

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of June 30, 2006, the Capital One Auto Loan Facility I had the capacity to issue up to $3.3 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of June 30, 2006, the Capital One Auto Loan Facility II had the capacity to issue up to $1.8 billion in secured notes. The Capital One Auto Loan Facility II has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of June 30, 2006, the Corporation had an effective automatic shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, units and stock purchase contracts and other types of securities that may be added to the registration statement. The Corporation has the ability to issue an unlimited amount of securities under this registration statement.

In May 2006, the Company entered into a syndicated bridge loan facility (“the Facility”). The Facility is available to the Company to finance, on an interim basis, the cash consideration payable to shareholders of North Fork in connection with the acquisition. The Facility is available until May 7, 2007 and borrowing under the Facility will mature on the earlier of 364 days from the date of borrowing, or December 1, 2007. The Facility size will automatically decrease by the amount of proceeds received by the Company from the issuance of securities intended to fund the cash consideration of the acquisition. After the issuance of securities discussed below, $3.2 billion is available to the Company under the Facility.

In June 2006, the Company and Capital One Capital II, a subsidiary of the Company created as a Delaware statutory business trust, issued $345.0 million aggregate principal amount of 7.5% Enhanced TRUPS® that mature on June 15, 2066. The securities represent a preferred beneficial interest in the assets of the trust.

In July 2006, the Company and Capital One Capital III, a subsidiary of the Company created as a Delaware statutory business trust, issued $650.0 million aggregate principal amount of 7.686% Capital Securities that mature on August 15, 2036. The securities represent a preferred beneficial interest in the assets of the trust.

Deposits

The Company continues to expand its retail deposit gathering efforts through its direct marketing channels. Retail deposits are originated through the existing Capital One, National Association branch network, and through de novo branch expansion, and through direct marketed channels, such as the internet.

The Company’s branch network offers a broad set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposits (“CDs”).

As of June 30, 2006, the Company had $47.2 billion in deposits of which $3.4 billion were held in foreign banking offices and $9.9 billion represented large domestic denomination certificates of $100 thousand or more.

Table 7 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of June 30, 2006.

Table 7: Maturities of Large Denomination Certificates—$100,000 or More

	June 30, 2006
(Dollars in thousands)	Balance	Percent
Three months or less	$1,964,466	19.89%
Over 3 through 6 months	1,091,850	11.06
Over 6 through 12 months	1,812,214	18.35
Over 12 months through 10 years	5,005,933	50.70

Total	$9,874,463	100.00%

Table 8 shows the composition of average deposits for the periods presented.

Table 8: Deposit Composition and Average Deposit Rates

	Three Months Ended June 30,			Six Months Ended June 30,
	Average Balance	% of Deposits	Average Deposit Rate	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing—domestic	$4,384,834	9.29%	N/A	$4,439,448	9.34%	N/A
NOW accounts	597,406	1.26	2.71%	584,863	1.23	2.52%
Money market deposit accounts	11,093,056	23.50	3.21	10,905,954	22.94	3.03
Savings Accounts	3,919,465	8.30	2.68	3,820,280	8.03	2.59
Other consumer time deposits	13,980,892	29.61	4.16	14,312,460	30.10	4.12

Total core deposits	33,975,653	71.96	3.58	34,063,005	71.64	3.49
Public fund certificate of deposits of $100,000 or more	971,511	2.06	4.67	967,866	2.04	4.47
Certificates of deposit of $100,000 or more	8,878,461	18.81	4.51	9,141,714	19.23	4.44
Foreign time deposits - non-interest bearing	27,421	0.06	N/A	27,760	0.06	N/A
Foreign time deposits - interest-bearing	3,355,924	7.11	4.77	3,341,931	7.03	4.71

Total deposits	$47,208,970	100.00%	3.89%	$47,542,276	100.00%	3.81%

VIII. Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $47.4 billion as of June 30, 2006, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

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

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of June 30, 2006, no early amortization events related to the Company’s off-balance sheet securitizations have occurred.

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

The Company had contractual amounts of standby letters of credit of $583.1 million at June 30, 2006. As of June 30, 2006, standby letters of credit had expiration dates ranging from 2006 to 2011. The fair value of the guarantees outstanding at June 30, 2006 that have been issued since January 1, 2003, was $2.8 million and was included in other liabilities.

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

The most recent notifications received from the Regulators categorized the Bank, the Savings Bank and the National Bank as “well-capitalized.” As of June 30, 2006, the Company’s, the Bank’s, the Savings Bank’s and the National Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company, the Bank, the Savings Bank’s or the National Bank’s capital category.

Table 9 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
June 30, 2006
Capital One Financial Corp.(1)
Tier 1 Capital	16.10%	14.44%	4.00%	N/A
Total Capital	18.30	16.53	8.00	N/A
Tier 1 Leverage	14.22	14.22	4.00	N/A

Capital One Bank
Tier 1 Capital	14.42%	11.41%	4.00%	6.00%
Total Capital	18.53	14.88	8.00	10.00
Tier 1 Leverage	11.51	11.51	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.68%	11.33%	4.00%	6.00%
Total Capital	14.95	12.59	8.00	10.00
Tier 1 Leverage	13.65	13.65	4.00	5.00

Capital One, National Association
Tier 1 Capital	10.44%	N/A	4.00%	6.00%
Total Capital	11.68	N/A	8.00	10.00
Tier 1 Leverage	7.30	N/A	4.00	5.00

June 30, 2005
Capital One Financial Corp.(1)
Tier 1 Capital	19.59%	17.08%	4.00%	N/A
Total Capital	22.09	19.40	8.00	N/A
Tier 1 Leverage	17.40	17.40	4.00	N/A

Capital One Bank
Tier 1 Capital	14.26%	11.56%	4.00%	6.00%
Total Capital	18.39	15.11	8.00	10.00
Tier 1 Leverage	10.88	10.88	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.05%	11.08%	4.00%	6.00%
Total Capital	14.34	12.36	8.00	10.00
Tier 1 Leverage	12.83	12.83	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Company, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of June 30, 2006. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

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

Additionally, regulatory restrictions exist that limit the ability of the Bank, Savings Bank and National Bank to transfer funds to the Corporation. As of June 30, 2006, retained earnings of the Bank, the Savings Bank and the National Bank of $137.0 million, $467.7 million and $8.9 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

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

Expected Earnings

The Company expects diluted earnings per share of $7.40 to $7.80, including the expected impacts of an early fourth quarter close of the North Fork acquisition. This EPS guidance represents an increase of between 10% and 16% over its diluted earnings per share of $6.73 in 2005. The company also expects its managed loan growth rate to be between 7% and 9% and continued stability in ROA in 2006, including the acquisition of North Fork. The Company notes that market conditions on the day of close and the resultant impact on purchase accounting adjustments, in addition to the timing of the close, create significant uncertainty about the impact that North Fork will have on fourth quarter EPS and managed ROA metrics.

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

Return on Managed Assets

The Company expects continued stability in its annual return on managed assets, generally consistent with 2004 and 2005 managed ROA of 1.73% and 1.72%, respectively, including the North Fork acquisition. The Company expects a decline in revenue margin, due to its bias towards lower loss assets, which is expected to be offset primarily by reductions in provision, marketing and operating expenses as a percent of assets. The Company also expects that its operating expenses in the second half of 2006 will be approximately $200 million higher than they were in the first half of 2006, due to a combination of infrastructure investments, most notably the portfolio conversion of its credit card processing to a Total Systems platform, as well as other infrastructure investments and generally higher operating costs associated with a growing business.

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

U.S. Card Segment

The Company’s U.S. Card segment consisted of $48.7 billion of managed U.S. consumer credit card loans as of June 30, 2006, marketed to consumers. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers.

The competitive environment is currently intense for credit card products. Industry mail volume has increased substantially in recent years, resulting in declines in response rates to the Company’s new customer solicitations over time. Additionally, the increase in other consumer loan products puts pressure on growth throughout the credit card industry. These competitive pressures remain significant as a result of, among other things, increasing consolidation within the industry. The industry’s response to this competitive pressure has been to increase mail volumes to record levels, and in some parts of the market, most notably, with respect to the prime revolver customers, offer products that appear to rely heavily on extremely low upfront pricing combined with extensive penalty repricing well beyond “go to” rates for profitability. In recent quarters, the Company has chosen to limit its marketing in those selected parts of the market because it believed the prevailing industry pricing practices will compromise both economic returns and customer loyalty over the long term. During this quarter, the Company began marketing new products in the prime segment. These new products are not dependent on extremely low upfront pricing combined with extensive penalty repricing well beyond “go to” rates to achieve profitability. The Company continues to believe that its marketing capabilities and credit risk management will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements.

Auto Finance Segment

The Company’s Auto Finance segment consisted of $20.6 billion of managed U.S. auto loans as of June 30, 2006, marketed across the full credit spectrum, via direct and dealer marketing channels.

The 2005 acquisitions of Onyx Acceptance Corporation, the Key Bank non-prime portfolio, and Hibernia, along with its auto lending business, have strengthened the Auto Finance segment’s competitive position. The acquisitions have enhanced our ability to lend across the entire credit spectrum and provided operating scale. The Company expects to integrate these businesses more fully in 2006, and realize cost efficiencies and marketing synergies that will drive originations growth.

The Company believes that its strong risk management skills, increasing operating scale, full credit spectrum product offerings and multi-channel marketing approach will enable it to continue to increase market share in the Auto Finance industry.

Global Financial Services Segment

The Global Financial Services segment consisted of $25.9 billion of managed loans as of June 30, 2006, including international lending activities, small business lending, installment loans, home loans, point of sale financing and other consumer financial service activities.

The Company continues to experience solid growth from all of its North American businesses. Challenges in the UK business continued to worsen in the quarter. The Company expects credit quality pressures in its U.K. business to continue in the near term. As a result of this continued pressure, the company added $37.5 million to the allowance for loan losses and added $5.4 million to its estimate of uncollectible finance charges and fees which reduced GFS net income for the quarter.

Banking

With the acquisition of Hibernia on November 16, 2005, Capital One entered the branch banking market. Beginning in the first quarter of 2006, a separate Banking segment for Capital One was reported.

The National Bank has experienced a significant increase in deposits since the Gulf Coast Hurricanes in August 2005. The increase is partially due to the inflow of relief and insurance to customers in the hurricane impacted areas of the National Bank’s market. The Company expects that many of these incremental deposits will run off over time as customers reinvest these funds in the recovery of the hurricane impacted areas.

The Company’s de novo branch expansion program is expected to be a sizable source of future deposit and loan growth. The Company opened 7 new branches during the second quarter of 2006, and continues to expect to open approximately 40 in full year 2006.

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

On July 12, 2006 we filed an application with our banking regulators that, among other things, seeks approval to reorganize our legal entity structure by consolidating North Fork Bank and our Savings Bank into our National Bank.

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

International Regulation

The Bank faces regulation in foreign jurisdictions where it currently, and may, in the future, operate. Those regulations may be similar to or substantially different from the regulatory requirements the Bank faces in the United States. In the United Kingdom, the Bank operates through the U.K. Bank, which was established in 2000. The U.K. Bank is regulated by the Financial Services Authority (“FSA”) and licensed by the Office of Fair Trading (“OFT”). The U.K. Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the U.K. The U.K. Bank has also been granted a full license by the OFT to issue consumer credit under the U.K.’s Consumer Credit Act—1974. The FSA requires the U.K. Bank to maintain certain regulatory capital ratios at all times, and it may modify those requirements at any time. The U.K. Bank obtains capital through earnings or through additional capital infusion from the Bank, subject to approval under Regulation K of the rules administered by the Federal Reserve. If the U.K. Bank is unable to generate or maintain sufficient capital in favorable terms, it may choose to restrict its growth to maintain its required capital levels. In addition, the U.K. Bank is limited by the U.K. Companies Act—1985 in its distribution of dividends to the Bank in that such dividends may only be paid out of the U.K. Bank’s “distributable profits.”

As in the U.S., in non-U.S. jurisdictions where the Company operates, the Company faces a risk that the laws and regulations that are applicable to it (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact the Company’s business. The OFT has concluded its industry wide investigation into alleged unfair contract terms in lending agreements and questioning how credit card companies calculate default charges, such as late, overlimit and returned check fees, in the U.K. The OFT has set out guidance on its view that default charges should cover only certain specified costs and it has issued guidance on what those costs may be. Specifically, the OFT has requested that the industry limit default fees to a maximum of twelve pounds sterling. The U.K. industry was given until June 28, 2006 to implement the OFT’s guidance and Capital One has taken steps to do so. The impact on the UK Bank depends on the success of actions the Company plans to take to mitigate the impact of this reduction. In addition, the OFT has confirmed that it will continue with its investigation into Visa’s and MasterCard’s current method of setting interchange fees applicable to UK domestic transactions. Cross-border interchange fees are also coming under scrutiny from the European Commission. While a final decision is not expected before early 2009, the most likely outcome is that interchange fees will be reduced and this could adversely affect the yield on U.K. credit card portfolios, including the Company’s, and could therefore adversely impact the Company’s earnings. Finally, in the United Kingdom, the Consumer Credit Act 2006 came into force on April 6, 2006. Consultation on its implementation and the issuance of the regulations under the Act is now underway, with the implementation timetable extending from 2006 to 2008. The Act covers the following areas: the creation of an “unfair relationship” test for credit agreements, the creation of alternative dispute resolution options for credit agreements, a requirement on lenders to provide annual statements to borrowers outlining the full amount owed and warnings about making only minimum repayments, and a stricter licensing regime that would give the OFT new powers to fine lenders for their behavior. At this time, the Company cannot predict the extent to which the changes in the Act and Regulations would impact us.

XII. Enterprise Risk Management

Risk is an inherent part of the Company’s business and activities. The Company has an ongoing Enterprise Risk Management (“ERM”) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program operates at all levels in the Company: first, at the most senior levels with the Board of Directors and senior management committees that oversee risk and risk management practices; second, in the centralized departments headed by the Chief Risk Officer that establishes risk management methodologies, processes and standards; and third, in the individual business areas throughout the Company which own the management of risk and perform ongoing identification, assessment and response to risks. The Company’s Corporate Audit Services department also assesses risk and the related quality of internal controls and quality of risk management through its audit activities. To facilitate the effective management of risk, the Company utilizes a risk and control framework that includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation and compliance. For additional information on the Company’s ERM program, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, Part I, Item 1, “Enterprise Risk Management”.

XIII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30
	2006			2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$44,670,021	$1,297,675	11.62%	$31,025,308	$1,006,887	12.98%
International	3,718,870	105,066	11.30%	4,357,947	114,506	10.51%

Total consumer loans	48,388,891	1,402,741	11.60%	35,383,255	1,121,393	12.68%

Small business loans	6,627,218	143,795	8.68%	2,854,208	68,705	9.63%
Commercial loans	3,817,267	70,401	7.38%	—	—

Total loans	58,833,376	1,616,937	10.99%	38,237,463	1,190,098	12.45%
Securities available for sale	14,364,402	167,804	4.67%	9,592,645	91,245	3.80%
Other
Domestic	4,381,571	88,496	8.08%	2,509,554	52,220	8.32%
International	1,446,352	23,920	6.62%	1,354,268	18,337	5.42%

Total Other	5,827,923	112,416	7.72%	3,863,822	70,557	7.30%

Total earning assets	79,025,701	$1,897,157	9.60%	51,693,930	$1,351,900	10.46%
Cash and due from banks	1,416,944			661,023
Allowance for loan losses	(1,678,091)			(1,439,532)
Premises and equipment, net	1,419,151			807,871
Other	9,459,924			5,239,360

Total assets	$89,643,629			$56,962,652

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$40,524,921	$388,448	3.83%	$23,754,986	$245,094	4.13%
International	2,271,794	27,784	4.89%	2,636,247	34,344	5.21%

Total Deposits	42,796,715	416,232	3.89%	26,391,233	279,438	4.24%
Senior and subordinated notes	5,576,041	84,707	6.08%	6,987,888	104,593	5.99%
Other borrowings
Domestic	16,917,110	199,073	4.71%	10,824,232	95,254	3.52%
International	11,163	63	2.26%	14,723	112	3.04%

Total Other borrowings	16,928,273	199,136	4.71%	10,838,955	95,366	3.52%

Total interest-bearing liabilities	65,301,029	$700,075	4.29%	44,218,076	$479,397	4.34%
Non-interest bearing deposits	4,412,255			79,623
Other	4,348,898			3,739,610

Total liabilities	74,062,182			48,037,309
Equity	15,581,447			8,925,343

Total liabilities and equity	$89,643,629			$56,962,652

Net interest spread			5.31%			6.12%

Interest income to average earning assets			9.60%			10.46%
Interest expense to average earning assets			3.54%			3.71%

Net interest margin			6.06%			6.75%

(1)	Interest income includes past-due fees on loans of approximately $155.9 million and $192.9 million for the three months ended June 30, 2006 and 2005, respectively.

	Six Months Ended June 30
	2006			2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$44,416,078	$2,603,196	11.72%	$31,081,806	$2,000,065	12.87%
International	3,694,428	205,582	11.13%	4,381,605	239,180	10.92%

Total consumer loans	48,110,506	2,808,778	11.68%	35,463,411	2,239,245	12.63%

Small business loans	6,519,383	282,298	8.66%	2,790,225	134,889	9.67%
Commercial loans	3,859,917	138,483	7.18%	—	—	—

Total loans	58,489,806	3,229,559	11.04%	38,253,636	2,374,134	12.41%
Securities available for sale	14,703,054	332,904	4.53%	9,623,370	181,409	3.77%
Other
Domestic	3,875,007	163,513	8.44%	2,193,293	96,375	8.79%
International	1,448,708	49,763	6.87%	1,289,985	36,250	5.62%

Total Other	5,323,715	213,276	8.01%	3,483,278	132,625	7.61%

Total earning assets	78,516,575	$3,775,739	9.62%	51,360,284	$2,688,168	10.47%
Cash and due from banks	1,648,909			1,055,882
Allowance for loan losses	(1,733,413)			(1,475,040)
Premises and equipment, net	1,315,270			818,472
Other	9,483,739			4,838,233

Total assets	$89,231,080			$56,597,831

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$40,770,540	$763,351	3.74%	$23,471,479	$478,161	4.07%
International	2,304,530	56,490	4.90%	2,553,543	65,302	5.11%

Total Deposits	43,075,070	819,841	3.81%	26,025,022	543,463	4.18%
Senior and subordinated notes	5,835,435	179,061	6.14%	6,946,848	219,073	6.31%
Other borrowings
Domestic	16,491,350	372,705	4.52%	10,789,257	192,322	3.57%
International	12,318	173	2.81%	14,018	286	4.08%

Total Other borrowings	16,503,668	372,878	4.52%	10,803,275	192,608	3.57%

Total interest-bearing liabilities	65,414,173	$1,371,780	4.19%	43,775,145	$955,144	4.36%
Non-interest bearing deposits	4,467,207			68,488
Other	4,252,920			4,339,123

Total liabilities	74,134,300			48,182,756
Equity	15,096,780			8,415,075

Total liabilities and equity	$89,231,080			$56,597,831

Net interest spread			5.42%			6.11%

Interest income to average earning assets			9.62%			10.47%
Interest expense to average earning assets			3.49%			3.72%

Net interest margin			6.12%			6.75%

(1)	Interest income includes past-due fees on loans of approximately $347.4 million and $403.6 million for the six months ended June 30, 2006 and 2005, respectively.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended June 30, 2006 vs 2005			Six Months Ended June 30, 2006 vs 2005
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/ Rate	Increase (Decrease)	Volume	Yield/ Rate
Interest Income:
Consumer loans
Domestic	$290,788	$916,900	$(626,112)	$603,131	$1,090,043	$(486,912)
International	(9,440)	(51,791)	42,351	(33,598)	(46,419)	12,821

Total	281,348	849,534	(568,186)	569,533	1,027,595	(458,062)

Small business loans	75,090	120,318	(45,228)	147,409	188,939	(41,530)
Commercial loans	70,401	70,401	—	138,483	138,483	—

Total loans	426,839	1,265,635	(838,796)	855,425	1,574,726	(719,301)

Securities available for sale	76,559	52,488	24,071	151,495	109,701	41,794
Other
Domestic	36,276	46,707	(10,431)	67,138	78,381	(11,243)
International	5,583	1,312	4,271	13,513	4,814	8,699

Total	41,859	37,685	4,174	80,651	73,402	7,249

Total interest income	545,257	1,240,017	(694,760)	1,087,571	1,699,796	(612,225)

Interest Expense:
Deposits
Domestic	143,354	256,693	(113,339)	285,190	396,460	(111,270)
International	(6,560)	(4,546)	(2,014)	(8,812)	(6,183)	(2,629)

Total	136,794	281,947	(145,153)	276,378	413,068	(136,690)

Senior notes	(19,886)	(30,151)	10,265	(40,012)	(34,240)	(5,772)
Other borrowings
Domestic	103,819	64,925	38,894	180,383	119,710	60,673
International	(49)	(24)	(25)	(113)	(32)	(81)

Total	103,770	64,862	38,908	180,270	119,660	60,610

Total interest expense	220,678	257,430	(36,752)	416,636	524,004	(107,368)

Net interest income	$324,579	$871,205	$(546,626)	$670,935	$1,117,277	$(446,342)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C—MANAGED LOAN PORTFOLIO

	Three Months Ended June 30
(Dollars in thousands)	2006	2005
Period-End Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$14,255,974	$14,083,674
International	3,404,092	3,452,185

Total credit cards	17,660,066	17,535,859
Installment loans
Domestic	6,716,247	4,780,296
International	627,735	565,090

Total installment loans	7,343,982	5,345,386
Auto loans	19,840,162	12,888,090
Mortgage loans	5,020,962	—

Total consumer loans	49,865,172	35,769,335
Small business loans	6,874,074	2,841,452
Commercial loans	3,863,557	—

Total reported loans	60,602,803	38,610,787

Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	34,499,030	32,300,174
International	7,279,059	6,410,107

Total credit cards	41,778,089	38,710,281
Installment loans
Domestic	2,883,261	2,275,835
International	—	—

Total installment loans	2,883,261	2,275,835
Auto loans	718,293	1,632,126
Mortgage loans	—	—

Total consumer loans	45,379,643	42,618,242
Small business loans	2,450,993	1,722,323
Commercial loans	—	—

Total securitization adjustments	47,830,636	44,340,565

Managed loans:
Consumer loans:
Credit cards
Domestic	48,755,004	46,383,848
International	10,683,151	9,862,292

Total credit cards	59,438,155	56,246,140
Installment loans
Domestic	9,599,508	7,056,131
International	627,735	565,090

Total installment loans	10,227,243	7,621,221
Auto loans	20,558,455	14,520,216
Mortgage loans	5,020,962	—

Total consumer loans	95,244,815	78,387,577
Small business loans	9,325,067	4,563,775
Commercial loans	3,863,557	—

Total managed loans	$108,433,439	$82,951,352

	Three Months Ended June 30
(Dollars in thousands)	2006	2005
Average Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$13,940,706	$14,198,506
International	3,122,612	3,793,973

Total credit cards	17,063,318	17,992,479
Installment loans
Domestic	6,289,439	4,633,497
International	596,258	563,974

Total installment loans	6,885,697	5,197,471
Auto loans	19,367,480	12,193,305
Mortgage loans	5,072,396	—

Total consumer loans	48,388,891	35,383,255
Small business loans	6,627,218	2,854,208
Commercial loans	3,817,267	—

Total reported loans	58,833,376	38,237,463

Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	33,947,926	32,166,842
International	7,155,567	6,418,151

Total credit cards	41,103,493	38,584,993
Installment loans
Domestic	2,881,616	2,275,124
International	—	—

Total installment loans	2,881,616	2,275,124
Auto loans	820,151	1,800,693
Mortgage loans	—	—

Total consumer loans	44,805,260	42,660,810
Small business loans	2,451,258	1,573,555
Commercial loans	—	—

Total securitization adjustments	47,256,518	44,234,365

Managed loans:
Consumer loans:
Credit cards
Domestic	47,888,632	46,365,348
International	10,278,179	10,212,124

Total credit cards	58,166,811	56,577,472
Installment loans
Domestic	9,171,055	6,908,621
International	596,258	563,974

Total installment loans	9,767,313	7,472,595
Auto loans	20,187,631	13,993,998
Mortgage loans	5,072,396	—

Total consumer loans	93,194,151	78,044,065
Small business loans	9,078,476	4,427,763
Commercial loans	3,817,267	—

Total	$106,089,894	$82,471,828

	Six Months Ended June 30
(Dollars in thousands)	2006	2005
Average Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$14,254,020	$14,947,347
International	3,119,895	3,844,364

Total credit cards	17,373,915	18,791,711
Installment loans
Domestic	6,129,167	4,580,630
International	574,533	537,241

Total installment loans	6,703,700	5,117,871
Auto loans	18,896,917	11,553,829
Mortgage loans	5,135,974	—

Total consumer loans	48,110,506	35,463,411
Small business loans	6,519,383	2,790,225
Commercial loans	3,859,917	—

Total reported loans	58,489,806	38,253,636

Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	33,805,921	32,089,346
International	7,024,773	6,195,952

Total credit cards	40,830,694	38,285,298
Installment loans
Domestic	2,788,942	2,226,893
International	—	—

Total installment loans	2,788,942	2,226,893
Auto loans	918,540	1,860,751
Mortgage loans	—	—

Total consumer loans	44,538,176	42,372,942
Small business loans	2,326,153	1,488,252
Commercial loans	—	—

Total securitization adjustments	46,864,329	43,861,194

Managed loans:
Consumer loans:
Credit cards
Domestic	48,059,941	47,036,693
International	10,144,668	10,040,316

Total credit cards	58,204,609	57,077,009
Installment loans
Domestic	8,918,109	6,807,523
International	574,533	537,241

Total installment loans	9,492,642	7,344,764
Auto loans	19,815,457	13,414,580
Mortgage loans	5,135,974	—

Total consumer loans	92,648,682	77,836,353
Small business loans	8,845,536	4,278,477
Commercial loans	3,859,917	—

Total	$105,354,135	$82,114,830

TABLE D—COMPOSITION OF REPORTED LOAN PORTFOLIO

	As of June 30
	2006		2005
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$49,865,172	82.28%	$35,769,335	92.64%
Small business loans	6,874,074	11.34%	2,841,452	7.36%
Commercial loans	3,863,557	6.38%	—	—

Total	$60,602,803	100.00%	$38,610,787	100.00%

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	As of June 30
	2006		2005
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$60,602,803	100.00%	$38,610,787	100.00%
Loans delinquent:
30-59 days	997,496	1.65%	739,705	1.92%
60-89 days	376,485	0.62%	301,974	0.78%
90-119 days	208,977	0.34%	172,150	0.44%
120-149 days	100,449	0.16%	99,206	0.26%
150 or more days	88,784	0.15%	86,517	0.22%

Total	$1,772,191	2.92%	$1,399,552	3.62%

Loans delinquent by geographic area:
Domestic	$1,675,540	2.96%	$1,298,283	3.75%
International	96,651	2.40%	101,269	2.52%
Managed:
Loans outstanding	$108,433,439	100.00%	$82,951,352	100.00%
Loans delinquent:
30-59 days	1,560,217	1.44%	1,302,901	1.57%
60-89 days	711,829	0.66%	630,898	0.76%
90-119 days	471,946	0.43%	423,919	0.51%
120-149 days	301,476	0.28%	288,842	0.35%
150 or more days	260,925	0.24%	246,299	0.30%

Total	$3,306,393	3.05%	$2,892,859	3.49%

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Reported:
Average loans outstanding	$58,833,376	$38,237,463	$58,489,806	$38,253,636
Net charge-offs	295,844	324,048	596,311	654,318
Net charge-offs as a percentage of average loans outstanding	2.01%	3.39%	2.04%	3.42%

Managed:
Average loans outstanding	$106,089,894	$82,471,828	$105,354,135	$82,114,830
Net charge-offs	729,010	844,610	1,421,513	1,688,541
Net charge-offs as a percentage of average loans outstanding	2.75%	4.10%	2.70%	4.11%

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

As of June 30, 2006
Nonaccrual loans:
Consumer	$33,618
Small business	22,004
Commercial	34,918

Total nonperforming loans	90,540
Foreclosed assets	6,705
Excess bank-owned property	1,036

Total nonperforming assets	$98,281

(1)	The Company assumed nonperforming assets in connection with the Hibernia acquisition and therefore did not have any nonperforming assets prior to December 31, 2005.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN LOSSES

Table H sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$1,675,000	$1,440,000	$1,790,000	$1,505,000
Provision for loan losses:
Domestic	289,724	236,576	398,246	449,265
International	72,721	55,024	134,469	101,966

Total provision for loan losses	362,445	291,600	532,715	551,231

Acquisitions	—	—	—	7,757
Other	10,520	(2,552)	11,434	(4,670)
Charge-offs:
Consumer loans:
Domestic	(321,912)	(356,068)	(665,317)	(721,620)
International	(59,755)	(45,673)	(114,083)	(91,668)

Total consumer loans	(381,667)	(401,741)	(779,400)	(813,288)
Small business loans	(35,490)	(36,196)	(64,607)	(70,191)
Commercial loans	(1)	—	(70)	—

Total charge-offs	(417,158)	(437,937)	(844,077)	(883,479)

Principal recoveries:
Consumer loans:
Domestic	113,714	97,475	236,336	196,346
International	12,073	10,662	23,646	21,567

Total consumer loans	125,787	108,137	259,982	217,913
Small business loans	8,330	5,752	14,736	11,248
Commercial loans	76	—	210	—

Total principal recoveries	134,193	113,889	274,928	229,161

Net charge-offs	(282,965)	(324,048)	(569,149)	(654,318)

Balance at end of period	$1,765,000	$1,405,000	$1,765,000	$1,405,000

Allowance for loan losses to loans at end of period	2.91%	3.64%	2.91%	3.64%

Allowance for loan losses by geographic distribution:
Domestic	$1,558,919	$1,232,438	$1,558,919	$1,232,438
International	206,081	172,562	206,081	172,562

Allowance for loan losses by loan category:
Consumer loans:
Domestic	$1,319,607	$1,117,221	$1,319,607	$1,117,221
International	206,081	172,562	206,081	172,562

Total consumer loans	1,525,688	1,289,783	1,525,688	1,289,783
Small business loans	187,333	115,217	187,333	115,217
Commercial loans	41,400	—	41,400	—
Unallocated	10,579	—	10,579	—

Total loans	$1,765,000	$1,405,000	$1,765,000	$1,405,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three and six month periods ended June 30, 2006.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Corporation’s management carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of June 30, 2006, pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

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

Our other consumer lending businesses, including auto lending, small business lending, home loan lending, installment lending, our commercial lending businesses, and our businesses in international markets also compete on a similar variety of factors, including price, product features and customer service. These businesses may also experience a decline in marketing efficiency and/or an increase in customer attrition. Finally, our banking business competes with national and state banks for deposits, loans, and trust accounts, and also competes with other financial services companies in offering various types of financial services.

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

We May Experience Increased Delinquencies and Credit Losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (higher delinquencies or bankruptcy rates; lower collateral values) may require us to increase our allowance for loan losses and may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. The favorable credit environment we experienced in the first half of the year may not continue. In particular, we face the following risks in this area:

•	Missed Payments. We face the risk that customers will miss payments. Loan charge-offs are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. In some instances, customers declare bankruptcy without first missing payments. We usually charge-off at least a portion of a customer’s outstanding loan balance in the case of bankruptcy. Our bankruptcy experience is generally correlated with national bankruptcy filing trends.

•	Collateral. We face the risk that collateral, when we have it, will be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Our automobile loans are subject to collateral risk through declining used car prices. Our commercial and real-estate exposures are also subject to collateral risk, especially those that were affected by the Gulf Coast hurricanes.

•	Estimates of future losses. We face the risk that we may underestimate our future losses and fail to hold a loan loss allowance sufficient to account for these losses. We update our forecast of future losses and analyze certain scenarios each quarter. We incorporate these estimates into our financial plans, strategies, loan loss allowance, and forward looking statements. These estimates are based on observed trends in delinquency, charge-offs, bankruptcies, and collateral recoveries; on our marketing strategies and underwriting models; and on our views about future economic, interest rate, and competitive conditions. Incorrect assumptions could lead to material underestimates of future losses and inadequate allowance for loan losses. In addition, our estimate of future losses impacts the amount of reserves we build to account for those losses. The build or release of reserves impacts our current financial results.

•	Underwriting. We face the risk that our ability to assess the credit worthiness of our customers may diminish. We market our products to a wide range of customers including those with less experience with credit products and those with a history of missed payments. We select our customers, manage their accounts and establish prices and credit limits using proprietary models and other techniques designed to predict future charge-offs. Our goal is to set prices and credit limits such that we are appropriately compensated for the credit risk we accept for both high and low risk customers. If the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs (due, for example, to changes in the competitive environment or in the economy), our credit losses and returns may deteriorate.

•	Business mix. We face the risk that our business mix will change in ways that could adversely affect credit losses. We participate in a mix of businesses with a broad range of credit loss characteristics. Consequently, changes in segment mix may change our charge-off rate. In addition, significant changes in our organic growth rate may change our charge-off rate since young accounts tend to have lower charge-offs than older accounts (i.e. slower organic growth may drive a higher charge-off rate).

•	Charge-off recognition. We face the risk that the rules governing charge-off recognition could change. We record charge-offs according to accounting practices consistent with accounting and regulatory guidelines and rules. These guidelines and rules, including among other things, the FFIEC Account Management Guidance, could change and cause our charge-offs to increase for reasons unrelated to the underlying performance of our portfolio.

•	Industry practices. We face the risk that our charge-off and delinquency rates may be impacted by industry developments. For example, actions by our competitors to change minimum payment practices in response to advice from the regulators regarding the application of FFIEC Account Management Guidance may adversely impact industry charge-off and delinquency rates and, in turn, our rates.

We Face Risk From Economic Downturns

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. In the United States, we face the risk that the effects of higher energy costs, higher interest rates and pressure on housing prices may place added strain on consumers’ ability to sustain their recent strong credit performance. Accordingly, an economic downturn in the United States (either local or national), can hurt our financial performance as accountholders default on their loans or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity. Furthermore, because our business model is to lend across the credit spectrum, we make loans to lower credit quality customers. These customers generally have higher rates of charge-offs and delinquencies than do higher credit quality customers. Additionally, we face the risk that the downturn in consumer credit in the United Kingdom may continue to worsen which could also hurt our financial performance.

We Face Strategic Risks in Sustaining Our Growth and Pursuing Diversification

Our growth strategy has multiple components. First, we seek to continue to grow our established businesses, such as our domestic credit card and automobile finance businesses. Second, we hope to continue to diversify our business, both geographically and in product mix. We seek to do this by identifying, pursuing and expanding new business opportunities, such as branch banking and other consumer loan products, and by growing our lending businesses internationally, principally in the United Kingdom and Canada. Our acquisition of Hibernia enabled us to expand into the branch banking business, which we believe can be a growth business for the Company, and is a key component of our ongoing diversification strategy. Our agreement to acquire North Fork Bancorporation, Inc. (“North Fork”) continues us on that strategic path. Our ability to continue to grow is driven by the success of our fundamental business plan, the level of our investments in new businesses or regions and our ability to apply our risk management skills to new businesses. This risk has many components, including:

•	Customer and Account Growth. Our growth is highly dependent on our ability to retain existing customers and attract new ones, grow existing and new account balances, develop new market segments and have sufficient funding available for marketing activities to generate these customers and account balances. Our ability to grow and retain customers is also dependent on customer satisfaction, which may be adversely affected by factors outside of our control, such as postal service and other marketing and customer service channel disruptions and costs.

•	Product and Marketing Development. Difficulties or delays in the development, production, testing and marketing of new products or services, which may be caused by a number of factors including, among other things, operational constraints, technology functionality, regulatory and other capital requirements and legal difficulties, will affect the success of such products or services and can cause losses arising from the costs to develop unsuccessful products and services, as well as decreased capital availability. In addition, customers may not accept the new products and services offered.

•	Diversification Risk. An important element of our strategy is our effort to continue diversifying beyond our U.S. credit card business. Our ability to successfully diversify is impacted by a number of factors, including: successfully integrating acquired businesses, including Hibernia and North Fork, developing and executing strategies to grow our existing consumer financial services businesses, identifying appropriate acquisition targets, entering into successful negotiations with such targets and executing on acquisition transactions, and our financial ability to undertake these diversification activities. As a regulated financial institution, our pursuit of attractive acquisition opportunities could be negatively impacted due to regulatory delays or other regulatory issues. Regulatory and/or legal issues relating to the pre-acquisition operations of an acquired business may harm our reputation following the acquisition and integration of the acquired business into ours and may result in additional future costs and expenses arising as a result of those issues. In addition, part of our diversification strategy has been to grow internationally. Our growth internationally faces additional challenges, including changing regulatory and legislative environments, political developments, possible economic downturns in other countries, exchange rates and differences from the historical experience of portfolio performance in the United States and other countries.

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

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

We operate in a heavily regulated industry and are therefore subject to a wide array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations, may increase our costs and/or limit our ability to pursue certain business opportunities. As our business grows in size and complexity, including as we grow by acquisition, establishing systems and processes to achieve compliance may become more difficult and costly. See “Supervision and Regulation” above.

Federal and state laws and regulations, as well as laws and regulations to which we are subject in foreign jurisdictions in which we conduct business, significantly limit the types of activities in which we may engage. For example, federal and state consumer protection laws and regulations, and laws and regulations of foreign jurisdictions where we conduct business, limit the manner in which we may offer and extend credit. From time to time, the U.S. Congress, the states and foreign governments consider changing these laws and may enact new laws or amend existing laws and regulatory authorities may issue new regulations. Such new laws or regulations could limit the amount of interest or fees we can charge, restrict our ability to collect on account balances, or materially affect us or the banking or credit card industries in some other manner. Additional federal, state and foreign consumer protection legislation also could seek to expand the privacy protections afforded to customers of financial institutions and restrict our ability to share or receive customer information. See “Supervision and Regulation” above.

Banking regulators possess broad discretion to issue or revise regulations, or to issue guidance, which may significantly impact us. For example, the Federal Trade Commission has issued, and will continue to issue, a variety of regulations under the FACT Act of 2003, the Federal Reserve has announced proposed rule-making, and has issued some final rules, and in the UK the Office of Fair Trading has concluded its industry investigation on the calculation of default charges, all of which may impact us. Additionally, the new bankruptcy reform legislation will put additional requirements on us regarding disclosures on the effects on consumers of making only minimum payments on their accounts. We face similar risks in our international businesses, where changing laws and regulations may have an adverse impact on our results. See “International Regulation” above.

Each banking regulatory agency which has supervisory authority over one of our banks has broad authority to review and monitor our business activities. Under this authority, our regulators interpret the applicable laws, regulations and guidance and how these numerous requirements apply to our activities. The regulators also evaluate the degree to which we have satisfactorily complied with these requirements. We cannot, however, predict whether and how any new regulations or guidelines issued by the banking or other regulators would be applicable to the activities of the Bank, the National Bank or the Savings Bank, in what manner such regulations or guidelines might be interpreted or applied, or the resulting effect on us, the Bank, the National Bank or the Savings Bank. There can be no assurance that this kind of regulatory action will not have a negative impact on us and/or our financial results.

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

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank, Hibernia and the Corporation as investment grade. The following chart shows ratings for Capital One Financial Corporation, Capital One Bank and Hibernia National Bank as of June 30, 2006. As of that date, the ratings outlooks were as follows:

	Standard & Poor’s	Moody’s	Fitch

Capital One Financial Corporation	BBB	Baa1	BBB+

Capital One Financial Corporation—Outlook	Positive	Positive	Positive

Capital One Bank	BBB+	A3	BBB+

Capital One Bank—Outlook	Positive	Positive	Positive

Capital One, National Association	BBB+	A3	BBB+

Capital One, National Association—Outlook	Positive	Positive	Positive

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

Changes in interest rates also affect the balances our customers carry on their credit cards and affect the rate of pre-payment for installment loan and mortgage products. These changes can reduce the overall yield on our portfolio if we do not adequately provide for them in our interest rate hedging strategies. When interest rates rise, there are fewer low-rate alternatives available to customers. Consequently, credit card balances may rise (or fall more slowly) and pre-payment rates on installment lending and mortgage products may fall. In this circumstance, we may have to raise additional funds at higher interest rates. In our credit card business, we could, subject to legal and competitive constraints, mitigate this risk by increasing the interest rates we charge, although such changes may increase opportunities for our competitors to offer attractive products to our customers and consequently increase customer attrition from our portfolio. We could also mitigate this risk through hedging strategies, if available; if we are unable to do so, we could suffer adverse impacts on overall portfolio yield. Rising interest rates across the industry may also lead to higher delinquencies as customers face increasing interest payments both on our products and on other loans they may hold. See pages 56-57 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

Separately, a number of entities, each purporting to represent a class of retail merchants, have also filed antitrust lawsuits (the “Interchange lawsuits”) against the associations and several member banks, including us and our subsidiaries, alleging among other things, that the associations and member banks conspired to fix the level of interchange fees. The complaints request civil monetary damages, which could be trebled. In October 2005, the Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery.

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

In part as a result of such litigation, the associations are expected to continue to evolve as corporate entities, including by changing their governance structures, as previously announced by the associations. During the second quarter MasterCard successfully completed its initial public offering and Visa revised its governance structure. Both associations now rely upon independent directors for certain decisions, including the setting of interchange rates.

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

We Face the Risk of Fluctuations in Our Expenses and Other Costs that May Hurt Our Financial Results

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Investments in infrastructure, which may be necessary to maintain a competitive business, may increase operational expenses in the short-run. As our business develops, changes or expands, additional expenses can arise from management of outsourced services, asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue, defend or settle.

We Face Risks Related to the Impact of the Gulf Coast Hurricanes That May Be Substantial and Cannot Be Predicted

Our branch banking business is currently headquartered in New Orleans, Louisiana, and maintains branches in the areas of Louisiana and Texas that sustained significant damage from the Gulf Coast hurricanes. Our operations in other parts of Louisiana and Texas have not been impacted, either significantly or at all, by the hurricanes.

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

We Face Risks Related to our Proposed Merger with North Fork

Completion of the proposed merger between Capital One and North Fork is subject to the satisfaction of various conditions, including the receipt of approval from the stockholders of Capital One and the stockholders of North Fork as well as the receipt of various regulatory approvals and authorizations. There is no assurance that all of the various conditions will be satisfied, or that the merger will be completed on the proposed terms and schedule. Additionally, when and if the merger is completed, we face the risks that the businesses may not be integrated successfully and that the cost savings and other synergies from the transaction may not be fully realized, or may take longer to realize than expected. Finally, uncertainties or disruptions related to the transaction may make it more difficult to maintain relationships with customers, employees or suppliers.

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

Finally, the timing of the closing of the transaction and the market conditions on the date of closing that determine purchase accounting adjustments, may have a significant impact on our financial results. We face the risk that market conditions may be anomalous on the date the transaction closes, resulting in unexpected impacts on our financial statements.

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

In addition, a variety of social factors may cause changes in credit card and other consumer finance use, payment patterns and the rate of defaults by accountholders and borrowers domestically and internationally. These social factors include changes in consumer confidence levels, the public’s perception of the use of credit cards and other consumer debt, and changing attitudes about incurring debt and the stigma of personal bankruptcy.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1-30, 2006	11,810	$82.46	N/A	N/A
May 1-31, 2006	42	$85.16	N/A	N/A
June 1-30, 2006	51,711	$81.11	N/A	N/A
Total	63,563	$81.36	N/A	N/A

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 5. Other Information

The following information is provided pursuant to Item 2.03 of Form 8-K, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant,” with respect to the Company’s entry into a syndicated bridge loan facility arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. (the “Facility”) on May 9, 2006. The Facility is available to the Company to finance, on an interim basis, up to $4.2 billion of the cash consideration payable to shareholders of North Fork in connection with the Agreement and Plan of Merger by and between North Fork and the Company dated as of March 12, 2006 (the “Acquisition”). The Facility is available until May 7, 2007 and borrowings under the Facility will mature on the earlier of 364 days from the date of borrowing or December 1, 2007. In addition, the Facility size will automatically decrease by the amount of proceeds received by the Company from the issuance of securities intended to fund the cash consideration of the Acquisition. Currently, there have been no draw downs under the Facility, and $3.2 billion is available to the Company under the Facility. Entry into the Facility was reported previously under Item 1.01 in a Form 8-K filed on May 12, 2006. Additional information regarding the North Fork acquisition is included in Note 9 to the condensed consolidated financial statements in this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on September 8, 2005).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation and Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Current Report on Form 8-K, filed on January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, filed on March 23, 2000).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 3, 2004).

4.2	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.3.1	Amended and Restated Distribution Agreement, dated May 8, 2003, among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2003, filed on August 11, 2003).

4.3.2	Copy of 6.50% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.3	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.4	Copy of 4.25% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.5	Copy of 5.75% Notes, due 2010, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.6	Copy of 6.50% Notes, due 2013, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.7	Copy of 4.875% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.8	Copy of 8.25% Notes, due 2005, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001).

4.4.1	Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.5.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.4.2	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.4.3	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.4.4	Copy of 7.25% Notes, due 2006, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, filed on March 23, 2000).

4.4.5	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.4.6	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.7	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.8	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 4, 2005).

4.5.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.2	Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.3	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc (incorporated by reference to Exhibit 4.6.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.6	Issue and Paying Agency Agreement, dated as of October 24, 1997, between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.7	Upper DECs® form of certificate (incorporated by reference to Exhibit 4.9 of the Corporation’s Report on Current Form 8-K, filed on April 23, 2002).

10.1	Bridge Loan Agreement, dated as of May 9, 2006, by and among Capital One Financial Corporation and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Book Managers and Joint Lead Arrangers, and the lenders named therein.

31.1	Section 302 Certification of Richard D. Fairbank

31.2	Section 302 Certification of Gary L. Perlin

32.1	Section 906 Certification of Richard D. Fairbank*

32.2	Section 906 Certification of Gary L. Perlin*

*	Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: August 07, 2006	/s/ GARY L.PERLIN
Gary L. Perlin
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer of the Registrant)