Form 10-Q
period 2006-09-30
CAPITAL ONE FINANCIAL CORP
filed 2006-11-03
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

As of October 31, 2006 there were 304,754,446 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

September 30, 2006

Part 1. Financial Information

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except share and per share data)

	September 30 2006	December 31 2005
Assets:
Cash and due from banks	$1,461,132	$2,022,175
Federal funds sold and resale agreements	3,340,809	1,305,537
Interest-bearing deposits at other banks	797,708	743,555

Cash and cash equivalents	5,599,649	4,071,267
Securities available for sale	13,960,709	14,350,249
Loans	63,612,169	59,847,681
Less: Allowance for loan losses	(1,840,000)	(1,790,000)

Net loans	61,772,169	58,057,681
Accounts receivable from securitizations	5,617,113	4,904,547
Premises and equipment, net	1,532,006	1,191,406
Interest receivable	529,104	563,542
Goodwill	3,964,177	3,906,399
Other	1,931,819	1,656,320

Total assets	$94,906,746	$88,701,411

Liabilities:
Non-interest bearing deposits	$4,145,173	$4,841,171
Interest-bearing deposits	43,467,977	43,092,096

Total deposits	47,613,150	47,933,267
Senior and subordinated notes	8,701,794	6,743,979
Other borrowings	17,619,817	15,534,161
Interest payable	387,000	371,681
Other	3,908,008	3,989,409

Total liabilities	78,229,769	74,572,497

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 306,555,168 and 302,786,444 issued as of September 30, 2006 and December 31, 2005, respectively	3,065	3,028
Paid-in capital, net	7,237,785	6,848,544
Retained earnings	9,377,570	7,378,015
Cumulative other comprehensive income	173,934	6,129
Less: Treasury stock, at cost; 2,129,002 and 2,025,160 shares as of September 30, 2006 and December 31, 2005, respectively	(115,377)	(106,802)

Total stockholders’ equity	16,676,977	14,128,914

Total liabilities and stockholders’ equity	$94,906,746	$88,701,411

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Interest Income:
Loans, including past-due fees	$1,814,803	$1,228,160	$5,044,362	$3,602,294
Securities available for sale	160,198	87,978	493,102	269,387
Other	90,070	88,477	303,346	221,102

Total interest income	2,065,071	1,404,615	5,840,810	4,092,783

Interest Expense:
Deposits	442,571	285,611	1,262,412	829,074
Senior and subordinated notes	96,300	98,309	275,361	317,382
Other borrowings	231,685	110,476	604,563	303,084

Total interest expense	770,556	494,396	2,142,336	1,449,540

Net interest income	1,294,515	910,219	3,698,474	2,643,243
Provision for loan losses	430,566	374,167	963,281	925,398

Net interest income after provision for loan losses	863,949	536,052	2,735,193	1,717,845

Non-Interest Income:
Servicing and securitizations	1,071,091	993,788	3,250,201	2,923,768
Service charges and other customer-related fees	459,125	355,871	1,308,254	1,117,467
Interchange	150,474	125,454	401,503	380,962
Other	80,695	119,503	369,591	270,394

Total non-interest income	1,761,385	1,594,616	5,329,549	4,692,591

Non-Interest Expense:
Salaries and associate benefits	554,504	414,348	1,607,113	1,289,950
Marketing	368,498	343,708	1,048,964	932,501
Communications and data processing	183,020	144,321	524,958	426,056
Supplies and equipment	111,625	86,866	322,837	256,973
Occupancy	49,710	39,426	151,840	97,536
Other	459,272	336,969	1,325,293	1,026,071

Total non-interest expense	1,726,629	1,365,638	4,981,005	4,029,087

Income before income taxes	898,705	765,030	3,083,737	2,381,349
Income taxes	310,866	273,881	1,059,972	852,520

Net income	$587,839	$491,149	2,023,765	$1,528,829

Basic earnings per share	$1.95	$1.88	$6.73	$6.05

Diluted earnings per share	$1.89	$1.81	$6.53	$5.82

Dividends paid per share	$0.03	$0.03	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	248,354,259	$2,484	$2,711,327	$5,596,372	$144,759	$(66,753)	$8,388,189
Comprehensive income:
Net income	—	—	—	1,528,829	—	—	1,528,829
Other comprehensive loss, net of income tax benefit:
Unrealized losses on securities, net of income tax benefit of $37,196	—	—	—	—	(65,963)	—	(65,963)
Foreign currency translation adjustments	—	—	—	—	(73,533)	—	(73,533)
Unrealized gains on cash flow hedging instruments, net of income taxes of $13,710	—	—	—	—	14,841	—	14,841

Other comprehensive loss	—	—	—	—	(124,655)	—	(124,655)

Comprehensive income							1,404,174
Cash dividends—$.08 per share	—	—	—	(20,405)	—	—	(20,405)
Purchases of treasury stock	—	—	—	—	—	(3,127)	(3,127)
Issuances of common and restricted stock, net of forfeitures	11,226,410	112	762,856	—	—	—	762,968
Exercise of stock options, and related tax benefits	8,619,866	86	392,321	—	—	—	392,407
Amortization of compensation expense for restricted stock awards	—	—	68,583	—	—	—	68,583
Common stock issuable under incentive plan	—	—	44,438	—	—	—	44,438

Balance, September 30, 2005	268,200,535	$2,682	$3,979,525	$7,104,796	$20,104	$(69,880)	$11,037,227

Balance, December 31, 2005	302,786,444	$3,028	$6,848,544	$7,378,015	$6,129	$(106,802)	$14,128,914
Comprehensive income:
Net income	—	—	—	2,023,765	—	—	2,023,765
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income tax $10,619	—	—	—	—	19,206	—	19,206
Foreign currency translation adjustments	—	—	—	—	161,342	—	161,342
Unrealized losses on cash flow hedging instruments, net of income benefit of $6,553	—	—	—	—	(12,743)	—	(12,743)

Other comprehensive income	—	—	—	—	167,805	—	167,805

Comprehensive income							2,191,570
Cash dividends—$.0.08 per share	—	—	—	(24,210)	—	—	(24,210)
Purchase of treasury stock	—	—	—	—	—	(8,575)	(8,575)
Issuances of common and restricted stock, net of forfeitures	689,489	7	27,670	—	—	—	27,677
Exercise of stock options, and related tax benefits	3,079,235	30	233,058	—	—	—	233,088
Amortization of compensation expense for restricted stock awards	—	—	51,456	—	—	—	51,456
Common stock issuable under incentive plan	—	—	77,057	—	—	—	77,057

Balance, September 30, 2006	306,555,168	$3,065	$7,237,785	$9,377,570	$173,934	$(115,377)	$16,676,977

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net Income	$2,023,765	$1,528,829
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	963,281	925,398
Depreciation and amortization, net	382,968	306,537
Reparation of long-lived assets	—	(14,938)
Losses on sales of securities available for sale	25,150	6,397
Gains on sales of auto loans	(27,455)	(10,894)
Losses on repurchase of senior notes	—	12,444
Stock plan compensation expense	150,443	118,000
Changes in assets and liabilities, net of effects from purchase of companies acquired:
Decrease (increase) in interest receivable	34,438	(114,900)
Increase in accounts receivable from securitizations	(715,296)	(1,686,389)
Increase in other assets	(211,380)	(84,406)
Increase in interest payable	13,213	111,071
(Decrease) increase in other liabilities	(94,333)	696,824

Net cash provided by operating activities	2,544,794	1,793,973

Investing Activities:
Purchases of securities available for sale	(5,034,885)	(1,973,972)
Proceeds from maturities of securities available for sale	2,915,064	1,050,509
Proceeds from sales of securities available for sale	2,513,479	651,032
Proceeds from sale of automobile loans	—	257,230
Proceeds from securitization of consumer loans	9,907,624	7,535,437
Net increase in consumer loans	(15,101,027)	(9,250,240)
Principal recoveries of loans previously charged off	418,581	339,082
Additions of premises and equipment, net	(531,025)	(69,055)
Net receipts (payments) for companies acquired	44,402	(470,694)

Net cash used in investing activities	(4,867,787)	(1,930,671)

Financing Activities:
Net (decrease) increase in deposits	(330,396)	1,177,265
Net increase in other borrowings	2,088,027	1,418,783
Issuances of senior notes	3,188,372	1,262,035
Maturities of senior notes	(1,226,882)	(876,567)
Repurchases of senior notes	(31,296)	(648,840)
Purchases of treasury stock	(8,575)	(3,127)
Dividends paid	(24,210)	(20,405)
Net proceeds from issuances of common stock	27,677	762,968
Proceeds from exercise of stock options	168,658	255,977

Net cash provided by financing activities	3,851,375	3,328,089

Increase in cash and cash equivalents	1,528,382	3,191,391
Cash and cash equivalents at beginning of period	4,071,267	1,411,211

Cash and cash equivalents at end of period	$5,599,649	$4,602,602

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

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with these condensed consolidated financial statements.

All significant intercompany balances and transactions have been eliminated.

Subsequent to the Company’s Form 8-K filing dated October 18, 2006, two balances on the Balance Sheet have been adjusted. Interest-bearing deposits at other banks and Non-interest bearing deposits have been revised, as well as the related metrics impacted by the decrease in earning assets. This adjustment, reflected in the Form 10-Q, increased reported and managed return on assets, net interest margin, revenue margin and net interest spread.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). For defined benefit postretirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit postretirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008, unrecognized components of defined benefit pension plans and retiree medical will come on balance sheet December 31, 2006. The adoption of SFAS 158 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB

Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently assessing the impact of FIN 48 on the financial position and results of operations of the Company.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires compensation cost related to share-based payment transactions to be recognized in the financial statements, and that the cost be measured based on the fair value of the equity or liability instruments issued. At September 30, 2006, the Company has two active stock-based compensation plans: one employee plan and one non-employee director plan, which are described more fully in Note 6. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair valued estimated in accordance with the provisions of SFAS 123(R). The Company voluntarily adopted the expense recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (“SFAS 123”), prospectively to all awards granted, modified, or settled after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock based compensation plans. Results for prior periods have not been restated. The adoption of SFAS 123(R) did not have a material impact on the consolidated earnings or financial position of the Company.

Note 2

Business Combinations

Hibernia Corporation

On November 16, 2005, the Company acquired 100% of the outstanding common stock of Hibernia Corporation (“Hibernia”), a financial holding company with operations in Louisiana and Texas. Hibernia offers a variety of banking products and services, including consumer, commercial and small business loans and demand and term deposit accounts.

The acquisition was accounted for under the purchase method of accounting, and, as such, the assets and liabilities of Hibernia were recorded at their respective fair values as of November 16, 2005. The allocation of the final purchase price is still subject to refinement until the one year anniversary of the close date, as the integration process continues and additional information becomes available. The results of Hibernia’s operations were included in the Company’s Consolidated Statement of Income commencing November 16, 2005.

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

	Three Months Ended September 30	Nine Months Ended September 30
	2005	2005
Net interest income	$1,087,582	$3,190,878
Non-interest income	1,697,402	5,020,662
Provision for loan losses	571,167	1,152,098
Non-interest expense	1,567,221	4,605,337
Income taxes	233,470	879,748
Minority interest, net of income taxes	123	(92)

Net income(1)	$413,003	$1,574,449

Basic earnings per share(2)	$1.41	$5.52
Diluted earnings per share(2)	$1.36	$5.31

(1)	Pro forma adjustments to net income include the following adjustments: accretion for loan fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for interest-bearing deposits fair value premium, accretion for subordinated notes fair value premium, addition of interest expense for other borrowings used to fund the acquisition, and related amortization for intangibles acquired, net of Hibernia’s historical intangible amortization expense.
(2)	Pro forma adjustments to basic and diluted earnings per share include the following adjustments to the share calculation: incremental common shares issued and dilutive impact of stock options granted in connection with the Hibernia acquisition.

Note 3

Segments

The Company currently has four distinct operating segments: U.S. Card, Auto Finance, Global Financial Services and Banking. The U.S. Card segment consists of domestic consumer credit card activities. The Auto Finance segment consists of automobile and other motor vehicle financing activities. The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities. The Banking segment consists of local banking operations, which includes consumer, small business and commercial deposits and lending conducted within the Company’s branch network. The U.S. Card, Auto Finance, Global Financial Services and Banking segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other category includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, investments in external companies, and various non-lending activities. The Other category also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

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

	For the Three Months Ended September 30, 2006
	U.S. Card	Auto Finance	Global Financial Services	Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$1,179,751	$364,658	$460,744	$258,198	$(45,529)	$2,217,822	$(923,307)	$1,294,515
Non-interest income	881,304	4,846	311,439	115,526	(37,706)	1,275,409	485,976	1,761,385
Provision for loan losses	451,782	161,145	249,448	5,495	27	867,897	(437,331)	430,566
Non-interest expenses	899,062	154,014	358,806	297,080	17,667	1,726,629	—	1,726,629
Income tax provision (benefit)	248,574	19,021	56,771	24,902	(38,402)	310,866	—	310,866

Net income (loss)	$461,637	$35,324	$107,158	$46,247	$(62,527)	$587,839	—	$587,839

Loans receivable	$51,127,654	$21,158,797	$26,623,519	$13,326,088	$2,488	$112,238,546	$(48,626,377)	$63,612,169

	For the Three Months Ended September 30, 2005
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$1,207,832	$300,102	$423,629	$(368)	$1,931,195	$(1,020,976)	$910,219
Non-interest income	851,036	3,005	273,067	(27,301)	1,099,807	494,809	1,594,616
Provision for loan losses	483,759	185,219	217,032	14,324	900,334	(526,167)	374,167
Non-interest expenses	833,925	129,719	356,254	45,740	1,365,638	—	1,365,638
Income tax provision (benefit)	259,414	(4,141)	41,521	(22,913)	273,881	—	273,881

Net income (loss)	$481,770	$(7,690)	$81,889	$(64,820)	$491,149	$—	$491,149

Loans receivable	$46,291,468	$15,730,713	$22,770,803	$(25,301)	$84,767,683	$(45,915,920)	$38,851,763

(1)	Income statement adjustments for the three months ended September 30, 2006 reclassify the net of finance charges of $1,357.3 million, past due fees of $229.0 million, interest income of $(55.5) million and interest expense of $607.5 million; and net charge-offs of $437.3 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

Income statement adjustments for the three months ended September 30, 2005 reclassify the net of finance charges of $1,301.0 million, past due fees of $255.2 million, other interest income of $(53.0) million and interest expense of $482.2 million; and net charge-offs of $526.2 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

The Company recognized $4.6 million and $4.3 million in gains for back end performance bonuses related to prior period auto loan sales for the three month periods ended September 30, 2006 and 2005, respectively.

	For the Nine Months Ended September 30, 2006
	U.S. Card	Auto Finance	Global Financial Services	Banking	Other	Total Managed	Securitization Adjustments (2)	Total Reported
Net interest income	$3,521,274	$1,069,725	$1,344,445	$752,350	$(94,173)	$6,593,621	$(2,895,147)	$3,698,474
Non-interest income	2,459,800	19,076	891,871	334,050	(7,862)	3,696,935	1,632,614	5,329,549
Provision for loan losses	1,089,921	343,664	763,427	21,948	6,854	2,225,814	(1,262,533)	963,281
Non-interest expenses	2,604,665	437,784	1,054,127	860,063	24,366	4,981,005	—	4,981,005
Income tax provision (benefit)	800,272	107,573	146,905	71,536	(66,314)	1,059,972	—	1,059,972

Net income (loss)	$1,486,216	$199,780	$271,857	$132,853	$(66,941)	$2,023,765	—	$2,023,765

Loans receivable	$51,127,654	$21,158,797	$26,623,519	$13,326,088	$2,488	$112,238,546	$(48,626,377)	$63,612,169

	For the Nine Months Ended September 30, 2005
	U.S. Card	Auto Finance	Global Financial Services	Other	Total Managed	Securitization Adjustments (2)	Total Reported
Net interest income	$3,610,162	$835,353	$1,248,187	$(113,444)	$5,580,258	$(2,937,015)	$2,643,243
Non-interest income	2,477,171	21,309	772,407	45,081	3,315,968	1,376,623	4,692,591
Provision for loan losses	1,512,006	297,862	662,113	13,809	2,485,790	(1,560,392)	925,398
Non-interest expenses	2,464,079	368,068	1,086,008	110,932	4,029,087	—	4,029,087
Income tax provision (benefit)	738,937	66,756	93,497	(46,670)	852,520	—	852,520

Net income (loss)	$1,372,311	$123,976	$178,976	$(146,434)	$1,528,829	$—	$1,528,829

Loans receivable	$46,291,468	$15,730,713	$22,770,803	$(25,301)	$84,767,683	$(45,915,920)	$38,851,763

(2)	Income statement adjustments for the nine months ended September 30, 2006 reclassify the net of finance charges of $4,062.6 million, past due fees of $722.5 million, other interest income of $(178.8) million and interest expense of $1,711.2 million; and net charge-offs of $1,262.5 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

Income statement adjustments for the nine months ended September 30, 2005 reclassify the net of finance charges of $3,718.7 million, past due fees of $747.5 million, other interest income of $(145.5) million and interest expense of $1,383.7 million; and net charge-offs of $1,560.4 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

During the nine months ended September 30, 2006, the Company did not sell any auto loans. During the nine months ended September 30, 2005, the Company sold $257.7 million of auto loans. These transactions resulted in pre-tax gains allocated to the Auto Finance segment, inclusive of allocations related to funds transfer pricing of $4.5 million for the nine months ended September 30, 2005. In addition, the Company recognized an additional $27.5 million and $10.9 million in gains for back end performance bonuses related to prior auto loan sales for the nine month periods ended September 30, 2006 and September 30, 2005.

Note 4:

Comprehensive Income

Comprehensive income for the three months ended September 30, 2006 and 2005, respectively was as follows:

	Three Months Ended September 30
	2006	2005
Comprehensive Income:
Net income	$587,839	$491,149
Other comprehensive income (loss), net of tax	113,807	(54,920)

Total comprehensive income	$701,646	$436,229

Note 5

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Numerator:
Net income	$587,839	$491,149	$2,023,765	$1,528,829

Denominator:
Denominator for basic earnings per share - Weighted-average shares	301,571	260,918	300,524	252,556
Effect of dilutive securities:
Stock options	7,520	6,981	8,056	7,498
Restricted stock	1,294	2,794	1,223	2,521

Dilutive potential common shares	8,814	9,775	9,279	10,019
Denominator for diluted earnings per share - Adjusted weighted-average shares	310,386	270,693	309,803	262,575

Basic earnings per share	$1.95	$1.88	$6.73	$6.05

Diluted earnings per share	$1.89	$1.81	$6.53	$5.82

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

Total compensation expense recognized for share based compensation during the three months ended September 30, 2006 and 2005 was $47.7 million and $41.9 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the three months ended September 30, 2006 and 2005, was $16.7 million and $14.6 million, respectively.

Total compensation expense recognized for share based compensation during the nine months ended September 30, 2006 and 2005 was $150.4 million and $118.0 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the nine months ended September 30, 2006, and 2005, was $52.7 million and $42.0 million, respectively.

Capital One recognizes compensation expense on a straight line basis over the vesting period for the entire award for any awards with graded vesting.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for each of the Company’s stock-based compensation plans as of September 30, 2006:

Plan Name	Shares Reserved	Available For Issuance
2004 Stock Incentive Plan(1)	20,000,000	13,693,857
2002 Non-Executive Officer Stock Incentive Plan(2)	8,500,000	—
1999 Stock Incentive Plan(2)	600,000	—
1994 Stock Incentive Plan(2)	67,112,640	—
1999 Non-Employee Directors Stock Incentive Plan	825,000	134,600
1995 Non-Employee Directors Stock Incentive Plan(3)	600,000	—
1997 Hibernia Long Term Incentive Plan(4)	1,693,000	—
2003 Hibernia Long Term Incentive Compensation Plan(4)	2,083,000	—
1993 Hibernia Director Stock Option Plan(4)	20,000	—

(1)	Available for Issuance includes the CEO restricted stock units at their maximum amount.
(2)	The ability to issue grants out of these plans was terminated in 2004. There are currently 1,289,127 options outstanding under the 2002 Non-Executive Officer Stock Incentive Plan, 51,404 options outstanding under the 1999 Stock Incentive Plan and 15,581,795 options outstanding under the 1994 Stock Incentive Plan.
(3)	The ability to issue grants out of this plan was terminated in 1999. There are currently 122,000 options outstanding under the plan
(4)	In conjunction with the acquisition of Hibernia, the Company assumed three existing Hibernia stock incentive plans, under which there are 2,824,618 options outstanding and no shares available for future issuance.

A summary of the status of the Company’s options as of September 30, 2006, and changes for the three and nine months then ended is presented below:

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	Options (000s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000s)	Options (000s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000s)
Outstanding at beginning of period	25,873	$54.79			26,785	$51.39
Granted	29	77.01			2,377	88.54
Exercised(1)	(472)	48.79			(3,176)	48.51
Forfeited	(58)	61.62			(614)	64.01

Outstanding at end of period	25,372	$54.92	5.31	$633,182	25,372	$54.92	5.31	$633,182

Exercisable at end of period	18,283	$47.64	4.79	$568,558	18,283	$47.64	4.79	568,558

(1)	Cash proceeds from the exercise of stock options were $23.8 million and $167.8 million for the three and nine months ended September 30, 2006, respectively. Tax benefits recognized from the exercise of stock options were $9.5 million and $65.3 million for the three and nine months ended September 30, 2006, respectively.

The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $15.60 and $16.71, respectively. The total intrinsic value of options exercised during those same periods was $13.2 million and $104.0 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $26.20 and $37.90, respectively. The total intrinsic value of options exercised during those same periods was $116.4 million and $425.1 million, respectively.

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted average assumptions described below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
Assumptions	2006	2005	2006	2005
Dividend yield	.14%	.13%	.13%	.14%
Volatility factors of expected market price of stock (1)	28%	21%	29%	52%
Risk-free interest rate	4.96%	3.91%	4.73%	4.18%
Expected option term (in years)	2.3	1.9	3.9	4.8

(1)	In December of 2005, the Company began using the implied volatility of publicly traded and over-the-counter stock options as a basis for the expected volatility assumption. Previously, expected volatility was based on historical stock price observations.

A summary of the status of the Company’s restricted stock awards as of September 30, 2006, and changes for the three and nine months then ended is presented below:

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006
	Shares (000s)	Weighted-Average Grant Date Fair Value Per Share	Shares (000s)	Weighted-Average Grant Date Fair Value Per Share
Unvested at the beginning of the period	2,606	$68.43	2,466	$62.83
Granted	—	—	708	$88.71
Vested	(3)	$79.17	(327)	$82.95
Cancelled	(26)	$67.84	(270)	$66.30

Unvested at the end of the period	2,577	$68.77	2,577	$68.77

As of September 30, 2006, there was a total of $73.7 million of unrecognized compensation cost related to unvested awards; that cost is expected to be recognized over the next 3 years.

There was no restricted stock issued during the three months ending September 30, 2006. The weighted-average grant date fair value of restricted stock granted during the three months ending September 30, 2005 was $80.81. The total fair value of shares vesting was $0.1 million and $0.6 million for the three months ending September 30, 2006 and 2005, respectively.

The weighted-average grant date fair value of restricted stock granted during the nine months ending September 30, 2006, and 2005, was $88.71 and $78.54, respectively. The total fair value of shares vesting during those same periods was $25.7 million and $8.8 million, respectively.

Cash equity units vesting during the three and nine months ended September 30, 2006 resulted in cash payments to associates of $0.2 million and $18.7 million, respectively. No cash equity units vested during the nine months ended September 30, 2005.

Note 7

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

	Auto Finance	Global Financial Services	Banking	Total
Balance at December 31, 2005	$328,192	$389,873	$3,188,334	$3,906,399
Adjustments	3,795	—	48,305	52,100
Foreign Currency Translation	—	5,678	—	5,678

Balance at September 30, 2006	$331,987	$395,551	$3,236,639	$3,964,177

The addition of $48.3 million to Banking segment goodwill includes approximately $15 million added as a result of the acquisition of a remaining 50% ownership in a credit card processing company. The remaining additions to goodwill represent purchase accounting adjustments related to the acquisition of Hibernia in the fourth quarter of 2005.

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

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$380,000	$(63,465)	$316,535	10.0 years
Trust intangibles	10,500	(995)	9,505	18.0 years
Lease intangibles	5,209	(1,146)	4,063	9.6 years
Other intangibles	11,254	(1,792)	9,462	11.5 years

Total	$406,963	$(67,398)	$339,565

Intangibles are generally amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $18.7 million and $57.3 million for the three and nine months ended September 30, 2006, respectively. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 10.2 years.

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

The Company had contractual amounts of standby letters of credit of $558.9 million at September 30, 2006. As of September 30, 2006, standby letters of credit had expiration dates ranging from 2006 to 2011. The fair value of the guarantees outstanding at September 30, 2006 that have been issued since January 1, 2003, was $3.2 million and was included in other liabilities.

Industry Litigation

Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case. In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against the associations and several member banks alleging that the associations and member banks jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express and Discover cards. The complaint requests civil monetary damages, which, under the U.S. antitrust laws, can be trebled and for which defendants can be held jointly and severally liable. The Corporation, the Bank, and the Savings Bank are named defendants in this lawsuit.

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

Note 9

Pending North Fork Bancorporation, Inc. Acquisition and Related Funding

In March 2006, the Company signed a definitive agreement to acquire North Fork Bancorporation, Inc. (“North Fork”), a bank holding company that offers a full range of banking products and financial services to both consumer and commercial customers. The Company expects to acquire North Fork in a stock and cash transaction valued on March 10, 2006, at approximately $14.6 billion. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2006. On July 7, 2006 the Securities and Exchange Commission (the “SEC”) declared effective a Registration Statement on Form S-4 that included a preliminary joint proxy statement of the Company and North Fork that also constitutes a prospectus of the Company. On August 22, 2006, the shareholders of North Fork Bancorporation, Inc. and Capital One Financial Corporation each approved the acquisition of North Fork by Capital One in a stock and cash transaction, pending the necessary regulatory approval and satisfaction of other closing conditions.

In April 2006, the Company entered into derivative instruments to mitigate certain exposures it faces as a result of the expected acquisition of North Fork. Under purchase accounting rules, North Fork’s balance sheet will be marked to market upon closing of the acquisition. As interest rates increase, the market value of North Fork’s balance sheet, as measured under purchase accounting, declines which results in a temporary reduction in the tangible capital ratios of the combined entity. The position was designed to protect the Company’s tangible capital ratios from falling below a desired level. The Company’s maximum negative exposure was expected to be no more than approximately $50 million. The derivative instruments are not treated as designated hedges under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such are marked to market through the income statement until the derivatives expire or are terminated. For the three and nine months ended September 30, 2006 approximately $9.4 and $30.2 million was recognized as a reduction to other non-interest income in the statement of income. The derivative instruments expired out of the money and unexercised on October 2, 2006 with a $19.9 million reduction to other non-interest income

In May 2006, the Company entered into a syndicated bridge loan facility (“the Facility”). The Facility was available to the Company to finance, on an interim basis, the cash consideration payable to shareholders of North Fork in connection with the acquisition. On September 29, 2006 the Facility was terminated.

In June 2006, the Company and Capital One Capital II, a subsidiary of the Company created as a Delaware statutory business trust, issued $345.0 million aggregate principal amount of 7.5% Enhanced Trust Preferred Securities (the “Enhanced TRUPS® “) that are scheduled to mature on June 15, 2066. The securities represent a preferred beneficial interest in the assets of the trust and are recorded in other borrowings in the balance sheet. For regulatory capital purposes the securities are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

In July 2006, the Company and Capital One Capital III, a subsidiary of the Company created as a Delaware statutory business trust, issued $650.0 million aggregate principal amount of 7.686% Capital Securities that are scheduled to mature on August 15, 2036. The securities represent a preferred beneficial interest in the assets of the trust and are recorded in other borrowings in the balance sheet. For regulatory capital purposes the securities are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

In August 2006, the Company issued $1.0 billion aggregate principal amount of 6.150% Subordinated Notes due 2016.

On September 12, 2006 the Company closed the public offering of $1.1 billion of the Company’s Floating Rate Senior Notes due 2009 and $1.1 billion of the Company’s 5.7% Senior Notes due 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are Capital One Bank (the “Bank”) which currently offers credit card products and offers retail deposits, Capital One, F.S.B. (the “Savings Bank”), which offers consumer and commercial lending and consumer deposit products, Capital One, National Association (the “National Bank”) which offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients, and Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”. As of September 30, 2006, the Company had $47.6 billion in deposits and $112.2 billion in managed loans outstanding

The Company’s profitability is a function of its revenues (net interest income and non-interest income generated on earning assets), consumer usage, payment and attrition patterns, credit quality, growth rate of its earning assets (which affect fees, charge-offs and provision expense), growth rate of its branches and deposits, levels of marketing expense and operating efficiency. The Company’s revenues consist primarily of interest income on consumer loans (including past-due fees) and securities and non-interest income consisting of servicing income on securitized loans, fees (such as annual membership, cash advance, overlimit and other fee income, collectively “fees”), cross-sell, interchange and gains on the securitizations of loans. Loan securitization transactions qualifying as sales under accounting principles generally accepted in the United States (“GAAP”) remove the loan receivables from the consolidated balance sheet; however, the Company continues to both own and service the related accounts. The Company generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans. Interest income, fees, and recoveries in excess of the interest paid to investors and charge-offs generated from off-balance sheet loans are recognized as servicing and securitizations income.

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

As of and for the three months ended September 30, 2006
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$1,294,515	923,307	$2,217,822
Non-interest income	1,761,385	(485,976)	1,275,409

Total revenue	3,055,900	437,331	3,493,231
Provision for loan losses	430,566	437,331	867,897
Net charge-offs	368,656	437,331	805,987

Balance Sheet Measures
Loans	$63,612,169	$48,626,377	$112,238,546
Total assets	94,906,746	48,069,798	142,976,544
Average loans	62,428,789	48,083,477	110,512,266
Average earning assets	81,016,923	46,304,077	127,321,000
Average total assets	92,294,762	47,538,556	139,833,318
Delinquencies	2,059,777	1,633,477	3,693,254

(1)	Income statement adjustments reclassify finance charges of $1,357.3 million, past-due fees of $229.0 million, other interest income of $(55.5) million and interest expense of $607.5 million; and net charge-offs of $437.3 million from Non-interest income (servicing and securitizations) to Net interest income and Provision for loan losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

IV. Management Summary

Summary of the Quarter ended September 30, 2006

The third quarter of 2006 reflected solid performance across all our business segments, a continuing favorable credit environment, and expected seasonal patterns.

Net income increased 20% to $587.8 million for the three month period ended September 30, 2006, compared to the same period in the prior year. Most of the year-over-year growth was driven by the acquisition of Hibernia in the fourth quarter of 2005. Diluted earnings per share increased 4% over the same time period, as additional shares were issued in connection with the acquisition of Hibernia.

Revenue growth offset partially by increased provision for loan losses, marketing expense and operating expenses resulted in the increase in net income. Revenue growth was driven by year over year growth in the managed loan portfolio and the acquisition of Hibernia. Although revenue increased year over year, the addition of lower yielding Hibernia loans combined with a reduction in past-due and overlimit fees resulting from the continued favorable credit environment have compressed the revenue margin. The provision for loan losses increased as a result of a build in the allowance for loan losses related to reported loan growth partially offset by a change in bankruptcy assumptions. Given the Company’s charge-off experience through the first three quarters of the year, the company no longer expects charge-offs to return to normal levels by the end of 2006. Instead, the Company now expects losses will return to normal levels in 2007. The increase in marketing expense reflects origination opportunities in new and existing products and the conversion of Hibernia’s branches and products to the Capital One brand. Lastly, the increase in operating expenses was driven primarily by the Hibernia acquisition and infrastructure investments which include the successful conversion to a new installment loan platform in July 2006 and our continued progress to convert to a new card holder platform. Although operating expenses increased for the three month period ended September 30, 2006, operating expenses as a percentage of average managed assets continued to decline compared to the same period in the prior year, reflecting the Company’s improved operating efficiency.

The Company continued to achieve strong loan growth; U.S. Card loans grew 10%, Auto Finance grew 20% and Global Financial Services grew 14% for the three month period ended September 30, 2006 compared to the same quarter prior year. In the first quarter of 2006, the Company added a Banking segment which represents legacy Hibernia business lines, which excludes the indirect auto business which moved to the Auto Finance segment and includes the Company’s branchless deposit business which moved from the Other category. The Banking segment contributed $46.2 million to net income in the third quarter. The Banking segment ended the third quarter with $35.7 billion in total deposits.

Q3 2006 Significant Events

Pending North Fork Bancorporation, Inc. Acquisition

In March 2006, the Company signed a definitive agreement to acquire North Fork Bancorporation, Inc. (“North Fork”), a bank holding company that offers a full range of banking products and financial services to both consumer and commercial customers. The Company expects to acquire North Fork in a stock and cash transaction valued on March 10, 2006, at approximately $14.6 billion. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2006. On July 7, 2006 the Securities and Exchange Commission (the “SEC”) declared effective a Registration Statement on Form S-4 that included a preliminary joint proxy statement of the Company and North Fork that also constitutes a prospectus of the Company. On August 22, 2006, the shareholders of North Fork Bancorporation, Inc. and Capital One Financial Corporation approved the acquisition of North Fork by Capital One in a stock and cash transaction, pending the necessary regulatory approval and satisfaction of other closing conditions.

In April 2006, the Company entered into derivative instruments to mitigate certain exposures it faces as a result of the expected acquisition of North Fork. Under purchase accounting rules, North Fork’s balance sheet will be marked to market upon closing of the acquisition. As interest rates increase, the market value of North Fork’s balance sheet, as measured under purchase accounting, declines which results in a temporary reduction in the tangible capital ratios of the combined entity. The position is designed to protect the Company’s tangible capital ratios from falling below a desired level. The Company’s maximum negative exposure was expected to be no more than approximately $50 million. The derivative instruments are not treated as designated hedges under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such are marked to market through the income statement until the derivatives expire or are terminated. For the three and nine months ended September 30, 2006 approximately $9.4 and $30.2 million was recognized as a reduction to other non-interest income in the statement of income. The derivative instruments expired out of the money and unexercised on October 2, 2006 with a $19.9 million reduction to other non-interest income.

In May 2006, the Company entered into a syndicated bridge loan facility (“the Facility”). The Facility was available to the Company to finance, on an interim basis, the cash consideration payable to shareholders of North Fork in connection with the acquisition. On September 29, 2006 the Facility was terminated.

In June 2006, the Company and Capital One Capital II, a subsidiary of the Company created as a Delaware statutory business trust, issued $345.0 million aggregate principal amount of 7.5% Enhanced TRUPS® that are scheduled to mature on June 15, 2066. The securities represent a preferred beneficial interest in the assets of the trust.

In July 2006, the Company and Capital One Capital III, a subsidiary of the Company created as a Delaware statutory business trust, issued $650.0 million aggregate principal amount of 7.686% Capital Securities that are scheduled to mature on August 15, 2036. The securities represent a preferred beneficial interest in the assets of the trust and are recorded in other borrowings in the balance sheet. For regulatory capital purposes the securities are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

In August 2006, the Company issued $1.0 billion aggregate principal amount of 6.150% Subordinated Notes due 2016.

On September 12, 2006 the Company closed the public offering of $1.1 billion of the Company’s Floating Rate Senior Notes due 2009 and $1.1 billion of the Company’s 5.7% Senior Notes due 2011.

Termination of Bridge Loan Agreement

During 2006, Capital One has issued a combination of capital securities, senior notes and subordinated notes in an aggregate amount equal to approximately $4.2 billion. On September 21, 2006, Capital One notified JPMorgan Chase Bank, N.A., as administrative agent, of the termination of the commitments by the lenders under the Bridge Loan Agreement effective as of September 29, 2006. Under the terms of the Bridge Loan Agreement, the terminated commitments may not be reinstated.

Tax Settlements

During the quarter, the resolution of certain tax issues and audits, primarily with the Internal Revenue Service, resulted in an $18.7 million reduction in tax reserves.

V. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company at and for the three and nine month periods ended September 30, 2006 and 2005.

Table 1: Financial Summary

	As of and for the Three Months Ended September 30			As of and for the Nine Months Ended September 30
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Earnings (Reported):
Net interest income	$1,294,515	$910,219	$384,296	$3,698,474	$2,643,243	$1,055,231
Non-interest income:
Servicing and securitizations	1,071,091	993,788	77,303	3,250,201	2,923,768	326,433
Service charges and other customer-related fees	459,125	355,871	103,254	1,308,254	1,117,467	190,787
Interchange	150,474	125,454	25,020	401,503	380,962	20,541
Other	80,695	119,503	(38,808)	369,591	270,394	99,197

Total non-interest income	1,761,385	1,594,616	166,769	5,329,549	4,692,591	636,958

Total Revenue(1)	3,055,900	2,504,835	551,065	9,028,023	7,335,834	1,692,189
Provision for loan losses	430,566	374,167	56,399	963,281	925,398	37,883
Marketing	368,498	343,708	24,790	1,048,964	932,501	116,463
Operating expenses	1,358,131	1,021,930	336,201	3,932,041	3,096,586	835,455

Income before taxes	898,705	765,030	133,675	3,083,737	2,381,349	702,388
Income taxes	310,866	273,881	36,985	1,059,972	852,520	207,452

Net income	$587,839	$491,149	$96,690	$2,023,765	$1,528,829	494,936

Common Share Statistics:
Basic EPS	$1.95	$1.88	$0.07	$6.73	$6.05	$0.68
Diluted EPS	1.89	1.81	0.08	6.53	5.82	0.71

Selected Balance Sheet Data:
Reported loans (period end)	$63,612,169	$38,851,763	$24,760,406	$63,612,169	$38,851,763	$24,760,406
Managed loans (period end)	112,238,546	84,767,683	27,470,863	112,238,546	84,767,683	27,470,863
Reported loans (average)	62,428,789	38,555,575	23,873,214	59,816,239	38,332,568	21,483,671
Managed loans (average)	110,512,266	83,827,465	26,684,801	107,091,416	82,654,676	24,436,740
Allowance for loan losses	1,840,000	1,447,000	393,000	1,840,000	1,447,000	393,000

Selected Company Metrics (Reported):
Return on average assets (ROA)	2.55%	3.32%	(0.77)	2.99%	3.55%	(0.56)
Return on average equity (ROE)	14.42	18.19	(3.77)	19.40	20.65	(1.25)
Net charge-off rate	2.36	3.55	(1.19)	2.15	3.46	(1.31)
30+ day delinquency rate	3.24	3.85	(0.61)	3.24	3.85	(0.61)
Net interest margin	6.39	6.81	(0.42)	6.22	6.78	(0.56)
Revenue margin	15.09	18.74	(3.65)	15.17	18.80	(3.63)

Selected Company Metrics (Managed):
Return on average assets (ROA)	1.68%	1.89%	(0.21)	1.97%	2.02%	(0.05)
Net charge-off rate	2.92	4.14	(1.22)	2.77	4.12	(1.35)
30+ day delinquency rate	3.29	3.73	(0.44)	3.29	3.73	(0.44)
Net interest margin	6.97	7.99	(1.02)	7.06	7.88	(0.82)
Revenue margin	10.97	12.54	(1.57)	11.02	12.56	(1.54)

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $226.3 million and $255.6 million for the three months ended September 30, 2006 and 2005, respectively, and $612.2 and $759.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XIII, Tabular Summary as detailed in sections below.

All quarterly comparisons are made between the three month period ended September 30, 2006 and the three month period ended September 30, 2005, unless otherwise indicated.

All year to date comparisons are made between the nine month period ended September 30, 2006 and the nine month period ended September 30, 2005, unless otherwise indicated.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three and nine month periods ended September 30, 2006, reported net interest income increased 42% and 40%, respectively, while average earning assets increased 52% and 53% in the third quarter and year-to-date periods. Net interest income growth lagged earning asset growth due to the increasing percentage of lower yielding loans from the Hibernia businesses, coupled with a reduction in past-due fees resulting from the continued favorable credit trends in North American lending businesses. The reported net interest margin decreased 42 and 56 basis points for the three and nine month periods ended September 30, 2006, respectively.

For additional information, see section XIII, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income.

For the three and nine month periods ended September 30, 2006, reported non-interest income increased 10% and 14%, respectively. The increase was due to increases in servicing and securitizations income, service charges and other customer-related fees. Other non-interest income increased for the year-to-date period, but decreased in the third quarter period. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income increased 8% and 11% for the three and nine month periods ended September 30, 2006, respectively. These increases were primarily the result of increases in excess spread resulting from lower loan losses and increased recoveries in our domestic securitizations.

Service Charges and Other Customer-Related Fees

Service charges and other customer-related fees increased 29% for the three month period ended September 30, 2006 due to an increase in commission based revenue and the inclusion of Hibernia based revenues. For the nine month period ended September 30, 2006 service charges increased 17% due to the inclusion of Hibernia based revenues offset by a reduction in overlimit fees resulting from the favorable U.S. credit environment.

Interchange

Interchange income, net of rewards expense, increased 20% and 5% for the three and nine month periods ended September 30, 2006, respectively. This increase is primarily related to higher purchase volumes in the quarter, and a lower cost of rewards programs.

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

Excluding $21.5 million contributed by Hibernia, other non-interest income decreased $60.3 million for the three month period ended September 30, 2006. The three month decrease is primarily the result of $32.3 million of income recognized in the prior period quarter from the Company’s charged off loan portfolio which was disposed of in February 2006. Additionally there was a $9.4 million negative fair value adjustment on the derivatives instruments entered into in anticipation of the North Fork Bank acquisition, and an $8.3 million reduction driven by foreign exchange transaction loss.

Excluding $64.2 million contributed by Hibernia, other non-interest income increased $35.0 million for the nine month period ended September 30, 2006. The nine month increase is primarily the result of a $59.8 million gain from the sale of purchased charged-off loan portfolios, a $20.5 million gain from the share redemption in connection with the MasterCard, Inc. initial public offering and a $18.2 million increase in revenue related to back end performance bonuses related to prior period auto loan sales compared to the same periods in the prior year, offset by a $30.2 million negative fair value adjustment on the derivatives instruments entered into in anticipation of the North Fork Bank acquisition, a $12.4 million loss recorded in connection with the extinguishment of senior notes during the first quarter of 2006, and $12.4 million income recognized in the prior year from the Company’s charged off loan portfolio which was disposed of in February 2006.

Provision for loan losses

The provision for loan losses increased 15% for the three month period ended September 30, 2006 as a result of a build in the allowance for loan losses related to reported loan growth offset by a change in bankruptcy assumptions that reflect a gradual return to pre-bankruptcy-spike charge-off levels during 2007.

The provision for loan losses remained relatively stable for the nine month period ended September 30, 2006, increasing 4%. The addition of Hibernia loans with lower charge-offs offset the build from North American loan growth.

Non-interest expense

Non-interest expense consists of marketing and operating expenses.

The 7% and 12% increases in marketing expense for the three and nine month periods ended September 30, 2006, respectively, reflect origination opportunities in new and existing products. For the nine month increase, costs also were up due to the conversion of Hibernia’s branches and products to the Capital One brand.

The 33% and 27% increases in operating expenses for the three and nine month periods ended September 30, 2006 were driven primarily by the acquisition of Hibernia. Hibernia contributed $236.9 million and $685.0 million to operating expenses for the three and nine month periods ended September 30, 2006, respectively. In addition, the Company made infrastructure investments which include the successful conversion to a new installment loan platform in July 2006 and the ongoing conversions to our new card holder platform. Operating expenses as a percentage of managed average loans increased 1 basis point for the three month period ended September 30, 2006 and fell 7 basis points for the nine month period. Operating expenses as a percentage of average loans for the nine month period ended September 30, 2006 decreased due to operations of the National Bank and the U.K.; in the three month period ended September 30, 2006 these efficiencies were offset by the card holder platform conversion.

Income taxes

The Company’s effective tax rate was 34.6% and 34.4% for the three and nine month periods ended September 30, 2006, respectively, compared to 35.8% for both the same periods in the prior year. The decrease in the rate for the three month period ended September 30, 2006 compared to the same period in the prior year was driven primarily by changes in the Company’s international tax positions and the resolution of certain tax issues with the Internal Revenue Service during the third quarter. The decrease in the rate for the nine month period ended September 30, 2006 compared to the same period in the prior year was primarily due to the resolution of certain tax issues and audits with the Internal Revenue Service during the first and third quarters of 2006.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans grew 32% and 30% for the three and nine month periods ended September 30, 2006, respectively. The loan growth was primarily a result of growth of U.S. Card, Auto Finance and Global Financial Services as well as the Hibernia acquisition which added $16.1 billion in loans.

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

The 30-plus day delinquency rate for the reported and managed loan portfolio decreased 61 and 44 basis points, respectively, at September 30, 2006 compared to September 30, 2005. The reduction in the reported and managed loan 30-plus day delinquency rates reflects the Company’s continued asset diversification beyond U.S. credit cards to other assets with higher credit quality, including the acquisition of Hibernia, and overall improved collections experience.

The 30-plus day delinquency rate for the reported and managed loan portfolio increased 32 and 24 basis points, respectively, at September 30, 2006 compared to June 30, 2006. While this credit metric increased, 30-plus day delinquency rates for the reported and managed loan portfolio remain at historically favorable levels, reflecting the continued strong credit performance of the U.S. consumer, Capital One’s addition of lower-loss assets and the ongoing impact of the change in bankruptcy law which took effect one year ago.

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

The reported and managed net charge-off rates decreased 119 and 122 basis points, respectively, for the three months ended September 30, 2006. For the nine month period ended September 30, 2006, the reported and managed net charge-off rates decreased 131and 135 basis points, respectively. These decreases in net charge-off rates were driven primarily by a decrease in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy filing spike experienced in the fourth quarter of 2005 combined with an increase in recoveries.

The reported and managed net charge-off rate increased 35 and 17 basis points, respectively at September 30, 2006 compared to June 30, 2006. While this credit metric increased, reported and managed net charge-off rates remain at historically favorable levels, reflecting the continued strong credit performance of the U.S. consumer, Capital One’s addition of lower-loss assets and the ongoing impact of the change in bankruptcy law which took effect one year ago.

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

The allowance for loan losses increased $75 million since June 30, 2006 driven primarily by growth in the reported loan portfolio and expected seasonal credit quality decline in Auto, partially offset by a change in bankruptcy assumptions. Given the company’s charge-off experience through the first three quarters of the year, the company no longer expects charge-offs to return to normal levels by the end of 2006. Instead, the Company now expects losses will return to normal levels in 2007.

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

U.S. Card Segment

Table 2: U.S. Card

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Earnings (Managed Basis)
Interest income	$1,734,459	$1,659,178	$5,077,162	$4,949,404
Interest expense	554,708	451,346	1,555,888	1,339,242

Net interest income	1,179,751	1,207,832	3,521,274	3,610,162
Non-interest income	881,304	851,036	2,459,800	2,477,171

Total revenue	2,061,055	2,058,868	5,981,074	6,087,333
Provision for loan losses	451,782	483,759	1,089,921	1,512,006
Non-interest expense	899,062	833,925	2,604,665	2,464,079

Income before taxes	710,211	741,184	2,286,488	2,111,248
Income taxes	248,574	259,414	800,272	738,937

Net income	$461,637	$481,770	1,486,216	$1,372,311

Selected Metrics (Managed Basis)
Period end loans	$51,127,654	$46,291,468	$51,127,654	$46,291,468
Average loans	50,131,562	46,405,569	48,742,187	46,817,749
Loan yield	13.84%	14.30%	13.89%	14.10%
Net charge-off rate	3.39%	4.69%	3.21%	4.77%
30+ day delinquency rate	3.53	3.86	3.53	3.86
Purchase volume(1)	$21,450,024	$18,932,798	$60,344,425	$52,477,779
Number of Accounts (000s)	37,483	37,863	37,483	37,863

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card segment consists of domestic consumer credit card lending activities.

U.S. Card segment net income decreased 4% in the third quarter of 2006 compared to the third quarter of 2005 reflecting a decrease in net interest income and an increase in non-interest expense offset by lower provision for loan losses. U.S. Card segment net income increased 8% for the nine months ended September 30, 2006 compared to the same period in the prior year as a result of lower provision for loan losses offset by a decrease in net interest income and an increase in non-interest expense.

Net interest income declined 2% for the three and nine month periods ended September 30, 2006 respectively, driven largely by the favorable credit environment in the U.S. which has resulted in lower past-due fees, margin compression, and an increase in introductory rate bookings.

Loans grew $4.8 billion, or 10%, since the third quarter of 2005. The Company is active across the credit card market. It focuses on opportunities that generate both economic returns and long term customer loyalty. The U.S. Card segment showed a 13% and 15% increase in purchase volume for the three and nine month periods ended September 30, 2006, reflecting the Company’s focus on the rewards and transactor businesses.

Provision for loan losses decreased 7% and 28% for the three and nine month periods ended September 30, 2006, respectively, as a result of improvements in U.S. credit quality and decreases in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy spike experienced in the fourth quarter of 2005.

Non-interest expense increased 8% and 6% for the three and nine month periods ended September 30, 2006, respectively, as a result of increased marketing expense to reflect origination opportunities in new and existing products. Operating expenses remained relatively stable year over year reflecting improved operating efficiencies offset by increased infrastructure investments.

Auto Finance Segment

Table 3: Auto Finance

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Earnings (Managed Basis)
Interest income	$591,711	$436,058	$1,692,102	$1,192,381
Interest expense	227,053	135,956	622,377	357,028

Net interest income	364,658	300,102	1,069,725	835,353
Non-interest income	4,846	3,005	19,076	21,309

Total revenue	369,504	303,107	1,088,801	856,662
Provision for loan losses	161,145	185,219	343,664	297,862
Non-interest expense	154,014	129,719	437,784	368,068

Income (loss) before taxes	54,345	(11,831)	307,353	190,732
Income taxes (benefit)	19,021	(4,141)	107,573	66,756

Net income	$35,324	$(7,690)	$199,780	$123,976

Selected Metrics (Managed Basis)
Period end loans	$21,158,797	$15,730,713	$21,158,797	$15,730,713
Average loans	20,812,533	15,104,464	20,151,468	13,946,063
Loan Yield	11.37%	11.55%	11.20%	11.40%
Net charge-off rate	2.34%	2.54%	2.08%	2.38%
30+ day delinquency rate	5.18	4.65	5.18	4.65
Auto loan originations(1)	$3,158,481	$3,217,209	$9,206,430	$7,884,228
Number of Accounts (000s)	1,558	1,187	1,558	1,187

(1)	Includes all organic auto loan originations and excludes auto loans added through acquisitions.

The Auto Finance segment consists of automobile and other motor vehicle financing activities.

Auto Finance segment net interest income increased 22% and 28% in the three and nine month periods ended September 30, 2006. The increase in net interest income for the three and nine month periods ended September 30, 2006 was driven by significant loan growth, including the transfer of $2.9 billion of Hibernia’s indirect auto loans to the Auto Finance segment on January 1, 2006. The Auto Finance segment had a 2% decrease in auto originations for the three months ended September 30, 2006 compared to strong origination growth in the third quarter 2005 due to auto manufacturers employee-pricing initiatives. For the nine months ended September 30, 2006 auto loan originations increased 17%, mainly as a result of indirect auto loan operations from Hibernia.

The provision for loan losses decreased 13% for the three month period ended September 30, 2006 due to an allowance build for loan losses booked during third quarter 2005 as a result of exceptional growth driven by auto manufactures employee pricing initiatives and the estimated impact of the Gulf Coast Hurricane offset by a lower charge-off rate. For the nine month period ended September 30, 2006, provision for loan losses increased 15% due to the significant growth in the loan portfolio offset by a reduction in the charge-off rate. The decrease in the charge-off rate was primarily driven by improved loan quality through the addition of Hibernia’s indirect auto loans which increased the Auto Finance segment mix of prime loans and decreases in bankruptcy related charge-offs which continue to be lower than historical levels following the bankruptcy filing spike experienced in the fourth quarter of 2005.

Global Financial Services Segment

Table 4: Global Financial Services

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Earnings (Managed Basis)
Interest income	$768,262	$661,420	$2,185,764	$1,937,627
Interest expense	307,518	237,791	841,319	689,440

Net interest income	460,744	423,629	1,344,445	1,248,187
Non-interest income	311,439	273,067	891,871	772,407

Total revenue	772,183	696,696	2,236,316	2,020,594
Provision for loan losses	249,448	217,032	763,427	662,113
Non-interest expense	358,806	356,254	1,054,127	1,086,008

Income before taxes	163,929	123,410	418,762	272,473
Income taxes	56,771	41,521	146,905	93,497

Net income	$107,158	$81,889	$271,857	$178,976

Selected Metrics (Managed Basis)
Period end loans	$26,623,519	$22,770,803	$26,623,519	$22,770,803
Average loans	26,364,992	22,373,995	24,991,277	21,903,815
Loan Yield	11.58%	11.78%	11.59%	11.77%

Net charge-off rate	3.70%	4.09%	3.74%	3.85%
30+ day delinquency rate	2.86	2.93	2.86	2.93
Number of Accounts (000s)	10,135	9,774	10,135	9,774

The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other consumer financial service activities.

Global Financial Services net income increased 31% the three month periods ended September 30, 2006, respectively, as a result of increases in revenue, offset by an increase to non interest expense and an increase to the provision for loan losses. Total revenue increased 11% for the three month periods ended September 30, 2006, as a result of 18% growth in average loans for the same periods.

Global Finance Services net income increased 52% for the nine month periods ended September 30, 2006 as a result of increases in revenue, decreases to non-interest expense, offset by increases to the provision for loan losses. Total revenue increased 11% for the nine month periods ended September 30, 2006, as a result of 14% growth in average loans for the same period.

The provision for loan losses increased 15% for the three and nine month periods ended September 30, 2006, respectively, as a result of growth in the North American loan portfolio and continued stressed credit quality in the UK reflecting the higher ongoing rate of charge offs.

Non-interest expense increased 1% and decreased 3% for the three and nine month periods ended September 30, 2006, respectively. Non-interest expense as a percentage of average managed loans improved 23 basis points to 1.36% for the quarter ended September 30, 2006 and improved 74 basis points to 4.22% for the year-to-date period ended September 30, 2006 as a result of continued operating efficiencies.

Banking Segment

Table 5: Banking

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2006	2006
Earnings (Managed Basis)
Interest income	$719,207	$2,052,871
Interest expense	461,009	1,300,521

Net interest income	258,198	752,350
Non-interest income	115,526	334,050

Total revenue	373,724	1,086,400
Provision for loan losses	5,495	21,948
Non-interest expense	297,080	860,063

Income before taxes	71,149	204,389
Income taxes	24,902	71,536

Net income	46,247	132,853

Selected Metrics (Managed Basis)
Period end loans	$13,326,088	$13,326,088
Average loans	13,171,414	13,190,067
Loan yield	8.02%	7.68%
Net charge-off rate	0.48%	0.44%
30+ day delinquency rate	0.36%	0.36%
Core Deposits	$27,547,964	$27,547,964
Total Deposits	$35,714,468	$35,714,468
Number of active ATMs	623	623
Number of locations	342	342

In the first quarter of 2006, the Company added a Banking segment which represents legacy Hibernia business lines, excluding their indirect auto business which moved to the Auto Finance segment and including the Company’s branchless deposits which moved from the Other caption. The Banking segment contributed $46.2 million and $132.9 million to net income during the three and nine month periods ended September 30, 2006, respectively. The Banking segment ended the second quarter with $13.3 billion in loans and $ 35.7 billion in total deposits.

Deposits continue to exhibit strong growth in the Company’s Texas de novo branches, and modest growth in parts of Louisiana and Southeast Texas. However, this growth is being offset by the expected attrition of hurricane-related deposit growth experienced in Louisiana and Texas markets that were significantly impacted by last year’s hurricanes. Loans exhibited a similar effect, where loan growth was strong in the Company’s Texas de novo branches, modest in parts of Louisiana, and flat in the areas significantly impacted by last year’s hurricanes.

VII. Funding

Funding Availability

The Company has established access to a variety of funding sources. Table 6 illustrates the Company’s unsecured funding sources and its two auto securitization warehouses.

Table 6: Funding Availability

(in millions)	Effective/ Issue Date	Availability (1)(5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	1,800	3,181	—
Senior Domestic Bank Note Program(3)	4/97	—	166	—
Credit Facility	6/04	750	—	6/07
Capital One Auto Loan Facility I	—	3,300	—	—
Capital One Auto Loan Facility II	5/06	1,182	568	—
Corporation Automatic Shelf Registration Statement	5/06	*	N/A	*	*

(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in September 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $7.5 billion at September 30, 2006.
*	The Corporation and certain of its subsidiaries have registered an indeterminate amount of securities pursuant to the Automatic Shelf Registration Statement that are available for future issuance.
**	Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

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

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of September 30, 2006, the Capital One Auto Loan Facility I had the capacity to issue up to $3.3 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of September 30, 2006, the Capital One Auto Loan Facility II had the capacity to issue up to $1.2 billion in secured notes. The Capital One Auto Loan Facility II has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

As of September 30, 2006, the Corporation had an effective automatic shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, units and stock purchase contracts and other types of securities that may be added to the registration statement. The Corporation has the ability to issue an unlimited amount of securities under this registration statement.

In May 2006, the Company entered into a syndicated bridge loan facility (“the Facility”). The Facility was available to the Company to finance, on an interim basis, the cash consideration payable to shareholders of North Fork in connection with the acquisition. On September 29, 2006 the Facility was terminated.

In June 2006, the Company and Capital One Capital II, a subsidiary of the Company created as a Delaware statutory business trust, issued $345.0 million aggregate principal amount of 7.5% Enhanced TRUPS® that are scheduled to mature on June 15, 2066. The securities represent a preferred beneficial interest in the assets of the trust.

In July 2006, the Company and Capital One Capital III, a subsidiary of the Company created as a Delaware statutory business trust, issued $650.0 million aggregate principal amount of 7.686% Capital Securities that are scheduled to mature on August 15, 2036. The securities represent a preferred beneficial interest in the assets of the trust.

In August 2006, the Company issued $1.0 billion aggregate principal amount of 6.150% Subordinated Notes due 2016.

On September 12, 2006 the Company closed the public offering of $1.1 billion of the Company’s Floating Rate Senior Notes due 2009 and $1.1 billion of the Company’s 5.7% Senior Notes due 2011.

Deposits

The Company continues to expand its retail deposit gathering efforts through its direct marketing channels. Retail deposits are originated through the existing Capital One, National Association’s branch network and through direct marketed channels, such as the internet.

The Company’s branch network offers a broad set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposit (“CDs”).

As of September 30, 2006, the Company had $47.6 billion in deposits of which $3.8 billion were held in foreign banking offices and $9.3 billion represented large domestic denomination certificates of $100 thousand or more.

Table 7 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of September 30, 2006.

Table 7: Maturities of Large Denomination Certificates—$100,000 or More

	September 30, 2006
(Dollars in thousands)	Balance	Percent
Three months or less	$1,690,036	18.10%
Over 3 through 6 months	1,237,034	13.25%
Over 6 through 12 months	2,075,400	22.23%
Over 12 months through 10 years	4,334,190	46.42%

Total	$9,336,660	100.00%

Table 8 shows the composition of average deposits for the periods presented.

Table 8: Deposit Composition and Average Deposit Rates

	Three Months Ended September 30,			Nine Months Ended September 30,
	Average Balance	% of Deposits	Average Deposit Rate	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing - domestic	$4,183,427	8.86%	N/A	$4,349,220	9.17%	N/A
NOW accounts	619,460	1.31	3.11%	596,522	1.26	2.73%
Money market deposit accounts	11,237,206	23.81	3.67	11,017,585	23.23	3.25
Savings Accounts	3,911,765	8.29	2.92	3,851,110	8.12	2.70
Other consumer time deposits	14,325,784	30.35	4.30	14,316,948	30.19	4.21

Total core deposits	34,277,642	72.62	3.86	34,131,385	71.97	3.63
Public fund certificate of deposits of $100,000 or more	1,022,465	2.17	5.10	986,266	2.08	4.69
Certificates of deposit of $100,000 or more	8,302,487	17.59	4.59	8,858,896	18.68	4.43
Foreign time deposits - non-interest bearing	28,585	0.06	N/A	28,038	0.06	N/A
Foreign time deposits - interest-bearing	3,564,708	7.56	4.93	3,417,011	7.21	4.78

Total deposits	$47,195,887	100.00%	4.12	$47,421,596	100.00%	3.91

VIII. Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $48.2 billion as of September 30, 2006, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

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

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of September 30, 2006, no early amortization events related to the Company’s off-balance sheet securitizations have occurred.

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

The Company had contractual amounts of standby letters of credit of $558.9 million at September 30, 2006. As of September 30, 2006, standby letters of credit had expiration dates ranging from 2006 to 2011. The fair value of the guarantees outstanding at September 30, 2006 that have been issued since January 1, 2003, was $3.2 million and was included in other liabilities.

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

The most recent notifications received from the Regulators categorized the Bank, the Savings Bank and the National Bank as “well-capitalized.” As of September 30, 2006, the Company’s, the Bank’s, the Savings Bank’s and the National Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company’s, the Bank’s, the Savings Bank’s or the National Bank’s capital category.

Table 9 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
September 30, 2006
Capital One Financial Corp.(1)
Tier 1 Capital	16.98%	15.08%	4.00%	N/A
Total Capital	20.40	18.24	8.00	N/A
Tier 1 Leverage	15.27	15.27	4.00	N/A

Capital One Bank
Tier 1 Capital	13.22%	10.32%	4.00%	6.00%
Total Capital	16.92	13.45	8.00	10.00
Tier 1 Leverage	12.24	12.24	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	12.38%	10.25%	4.00%	6.00%
Total Capital	13.65	11.52	8.00	10.00
Tier 1 Leverage	12.69	12.69	4.00	5.00

Capital One, National Association
Tier 1 Capital	10.31%	N/A	4.00%	6.00%
Total Capital	11.56	N/A	8.00	10.00
Tier 1 Leverage	7.34	N/A	4.00	5.00

September 30, 2005
Capital One Financial Corp.(1)
Tier 1 Capital	19.93%	N/A	4.00%	N/A
Total Capital	22.40	N/A	8.00	N/A
Tier 1 Leverage	17.89	N/A	4.00	N/A

Capital One Bank
Tier 1 Capital	13.46%	11.01%	4.00%	6.00%
Total Capital	17.48	14.49	8.00	10.00
Tier 1 Leverage	10.77	10.77	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.68%	11.58%	4.00%	6.00%
Total Capital	14.96	12.86	8.00	10.00
Tier 1 Leverage	13.33	13.33	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital adequacy accordingly. Under the Subprime Guidelines, the Company, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of September 30, 2006. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

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

Additionally, regulatory restrictions exist that limit the ability of the Bank, Savings Bank and National Bank to transfer funds to the Corporation. As of September 30, 2006, retained earnings of the Bank, the Savings Bank and the National Bank of $320.9 million, $282.5 million and $17.5 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

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

Expected Earnings

The Company expects diluted earnings per share at the higher end of the guidance range of $7.40 to $7.80, including an estimated dilutive impact of 30 cents from the anticipated 4th quarter close of the North Fork acquisition. This EPS guidance represents an increase of between 10% and 16% over its diluted earnings per share of $6.73 in 2005. The company also expects its managed loan growth rate to be between 7% and 9% and continued stability in ROA in 2006. Given the company’s delinquency and charge-off experience through the first three quarters of the year, the company no longer expects charge-offs to return to normal levels by the end of 2006. Instead, the Company now expects losses will return to normal levels in 2007.

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

Return on Managed Assets

The Company expects continued stability in its annual return on managed assets, generally consistent with 2004 and 2005 managed ROA of 1.73% and 1.72%, respectively, including the North Fork acquisition. The Company expects a decline in revenue margin, due to its bias towards lower loss assets, which is expected to be offset primarily by reductions in provision, marketing and operating expenses as a percent of assets. The Company also expects that its operating expenses in the second half of 2006 will be approximately $150—$200 million higher than they were in the first half of 2006, due to a combination of infrastructure investments, most notably the portfolio conversion of its credit card processing to a Total Systems platform, generally higher operating costs associated with a growing business and a normal pattern of higher expenditures in the second half of the year.

The Company’s objective is to continue expanding its financial service businesses, which may include expansion into additional geographic markets, additional bank branches, and other consumer loan products via organic growth and/or acquisitions of other companies. In each business line, the Company expects to apply its proprietary marketing capabilities to identify new product and new market opportunities, and to make investment decisions based on the Company’s extensive testing and analysis.

U.S. Card Segment

The Company’s U.S. Card segment consisted of $51.1 billion of managed U.S. consumer credit card loans as of September 30, 2006. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers.

The U.S. Credit Card market remains highly consolidated, and the competitive environment remains intense. Though down modestly from historical peak levels, industry mail volumes remained high, putting pressure on response rates to the Company’s new customer solicitations. In recent quarters, the Company has chosen to limit its marketing in selected segments of the market, like the prime revolver segment. This part of the market has been dominated by products with extremely low up front pricing for lengthy teaser periods which appear to be heavily dependent on penalty repricing, well beyond “go to” rates, to achieve profitability. The Company recently began to market new products to the prime segment. Unlike many of our competitor offers, our products build upon long-term customer loyalty and achieve profitability without relying on aggressive penalty repricing. The Company continues to believe that its marketing capabilities and credit risk management will enable it to originate new credit card accounts that exceed the Company’s return on investment requirements.

Auto Finance Segment

The Company’s Auto Finance segment consisted of $21.2 billion of managed U.S. auto and other motor vehicle loans as of September 30, 2006, marketed across the full credit spectrum, via direct and dealer marketing channels.

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

Global Financial Services Segment

The Global Financial Services segment consisted of $26.6 billion of managed loans as of September 30, 2006, including international lending activities, small business lending, installment loans, home loans, point of sale financing and other consumer financial service activities. In the UK business, credit challenges continued. The Company continues to experience solid asset and profit growth from all of its North American businesses.

Banking

With the acquisition of Hibernia on November 16, 2005, Capital One entered the branch banking market. Beginning in the first quarter of 2006, a separate Banking segment for Capital One was reported.

The National Bank, comprised primarily of legacy Hibernia, experienced a significant increase in deposits since the Gulf Coast Hurricanes in August 2005. The increase is partially due to the inflow of relief and insurance proceeds to customers in the hurricane impacted areas of the National Bank’s market. The Company expects that many of these incremental deposits will run off over time as customers reinvest these funds in the recovery of the hurricane impacted areas.

The Company’s de novo branch expansion program is expected to be a sizable source of future deposit and loan growth. The Company opened 9 new branches during the third quarter of 2006, and is in various stages of construction on 23 additional de novo branches targeted to open in 2006, though some of these openings might spill over into early 2007.

The Company continues to expect integration costs of around $90 million in 2006, and continues to expect total integration costs and operating synergies to be broadly in line with original estimates when the Hibernia transaction was announced in March 2005.

In March 2006, the Company signed a definitive agreement to acquire North Fork Bancorporation, Inc. (“North Fork”), a bank holding company that offers a full range of banking products and financial services to both consumer and commercial customers. The Company expects to acquire North Fork in a stock and cash transaction valued on March 10, 2006, at approximately $14.6 billion. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2006.

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

International Regulation

The Bank faces regulation in foreign jurisdictions where it currently, and may, in the future, operate. Those regulations may be similar to or substantially different from the regulatory requirements the Bank faces in the United States. In the United Kingdom, the Bank operates through the U.K. Bank, which was established in 2000. The U.K. Bank is regulated by the Financial Services Authority (“FSA”) and licensed by the Office of Fair Trading (“OFT”). The U.K. Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the U.K. The U.K. Bank has also been granted a full license by the OFT to issue consumer credit under the U.K.’s Consumer Credit Act—1974. The FSA requires the U.K. Bank to maintain certain regulatory capital ratios at all times, and it may modify those requirements at any time. The U.K. Bank obtains capital through earnings or through additional capital infusion from the Bank, subject to approval under Regulation K of the rules administered by the Federal Reserve. If the U.K. Bank is unable to generate or maintain sufficient capital over favorable terms, it may choose to restrict its growth to maintain its required capital levels. In addition, the U.K. Bank is limited by the U.K. Companies Act—1985 in its distribution of dividends to the Bank in that such dividends may only be paid out of the U.K. Bank’s “distributable profits.”

As in the U.S., in non-U.S. jurisdictions where the Company operates, the Company faces a risk that the laws and regulations that are applicable to it (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact the Company’s business. The OFT has concluded its industry wide investigation into alleged unfair contract terms in lending agreements and questioning how credit card companies calculate default charges, such as late, overlimit and returned check fees, in the U.K. The OFT has set out guidance on its view that default charges should cover only certain specified costs and it has issued guidance on what those costs may be. Specifically, the OFT has requested that the industry limit default fees to a maximum of twelve pounds sterling. Capital One has made the changes necessary to adhere to the OFT’s request. The impact on the UK Bank depends on the success of actions the Company plans to take to mitigate the impact of this reduction. In addition, the OFT has confirmed that it will continue with its investigation into Visa’s and MasterCard’s current method of setting interchange fees applicable to UK domestic transactions. Cross-border interchange fees are also coming under scrutiny from the European Commission. While a final decision is not expected before early 2009, the most likely outcome is that interchange fees will be reduced and this could adversely affect the yield on U.K. credit card portfolios, including the Company’s, and could therefore adversely impact the Company’s earnings. Finally, in the United Kingdom, the Consumer Credit Act 2006 came into force on April 6, 2006. Consultation on its implementation and the issuance of the regulations under the Act is now underway, with the implementation timetable extending from 2006 to 2008. The Act covers the following areas: the creation of an “unfair relationship” test for credit agreements, the creation of alternative dispute resolution options for credit agreements, a requirement on lenders to provide annual statements to borrowers outlining the full amount owed and warnings about making only minimum repayments, and a stricter licensing regime that would give the OFT new powers to fine lenders for their behavior. At this time, the Company cannot predict the extent to which the changes in the Act and Regulations would impact us.

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

XIII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30
	2006			2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$47,739,155	$1,550,956	13.00%	$31,863,766	$1,055,270	13.25%
International	4,079,951	113,411	11.12%	3,834,621	106,490	11.11%

Total consumer loans	51,819,106	1,664,367	12.85%	35,698,387	1,161,760	13.02%

Small business loans	6,740,054	75,356	4.47%	2,857,188	66,400	9.30%
Commercial loans	3,869,629	75,080	7.76%	—	—	—

Total loans	62,428,789	1,814,803	11.63%	38,555,575	1,228,160	12.74%
Securities available for sale	14,587,307	160,198	4.39%	9,535,858	87,978	3.69%
Other
Domestic	3,066,770	71,768	9.36%	3,786,333	66,668	7.04%
International	934,057	18,302	7.84%	1,575,157	21,809	5.54%

Total Other	4,000,827	90,070	9.01%	5,361,490	88,477	6.60%

Total earning assets	81,016,923	$2,065,071	10.20%	53,452,923	$1,404,615	10.51%
Cash and due from banks	1,641,701			1,009,573
Allowance for loan losses	(1,766,507)			(1,405,106)
Premises and equipment, net	1,496,530			771,857
Other	9,906,115			5,374,285

Total assets	$92,294,762			$59,203,532

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$39,419,167	$398,649	4.05%	$24,082,814	$252,515	4.19%
International	3,564,708	43,922	4.93%	2,535,658	33,096	5.22%

Total Deposits	42,983,875	442,571	4.12%	26,618,472	285,611	4.29%
Senior and subordinated notes	6,544,768	96,300	5.89%	6,683,533	98,309	5.88%
Other borrowings
Domestic	16,887,884	231,236	5.48%	10,683,104	110,436	4.13%
International	1,122,853	449	0.16%	15,112	40	1.06%

Total Other borrowings	18,010,737	231,685	5.15%	10,698,216	110,476	4.13%

Total interest-bearing liabilities	67,539,380	$770,556	4.56%	44,000,221	$494,396	4.49%
Non-interest bearing deposits	4,212,012

Other	4,233,787			4,401,616

Total liabilities	75,985,179			48,401,837
Equity	16,309,583			10,801,695

Total liabilities and equity	$92,294,762			$59,203,532

Net interest spread			5.64%			6.02%

Interest income to average earning assets			10.20%			10.51%
Interest expense to average earning assets			3.81%			3.70%

Net interest margin			6.39%			6.81%

(1)	Interest income includes past-due fees on loans of approximately $174.1 million and $192.2 million for the three months ended September 30, 2006 and 2005, respectively.

	Nine Months Ended September 30
	2006			2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$45,534,042	$4,082,426	11.95%	$31,290,942	$3,055,336	13.02%
International	3,824,348	318,993	11.12%	4,228,835	345,670	10.90%

Total consumer loans	49,358,390	4,401,419	11.89%	35,519,777	3,401,006	12.77%

Small business loans	6,594,658	429,380	8.68%	2,812,791	201,288	9.54%
Commercial loans	3,863,191	213,563	7.37%	—	—	—

Total loans	59,816,239	5,044,362	11.24%	38,332,568	3,602,294	12.53%
Securities available for sale	14,664,048	493,102	4.48%	9,593,879	269,387	3.74%
Other
Domestic	3,586,782	263,265	9.79%	2,715,891	163,043	8.00%
International	1,274,769	40,081	4.19%	1,374,753	58,059	5.63%

Total Other	4,861,551	303,346	8.32%	4,090,644	221,102	7.21%

Total earning assets	79,341,838	$5,840,810	9.82%	52,017,091	$4,092,783	10.49%
Cash and due from banks	1,645,239			979,255
Allowance for loan losses	(1,744,566)			(1,451,143)
Premises and equipment, net	1,374,607			802,602
Other	9,625,974			5,007,512

Total assets	90,243,092			$57,355,317

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$39,627,327	$1,139,790	3.84%	$23,677,496	$730,677	4.11%
International	3,417,011	122,622	4.78%	2,547,516	98,397	5.15%

Total Deposits	43,044,338	1,262,412	3.91%	26,225,012	829,074	4.22%
Senior and subordinated notes	6,074,477	275,361	6.04%	6,859,069	317,382	6.17%
Other borrowings
Domestic	15,896,581	603,662	5.06%	10,527,543	302,758	3.83%
International	1,113,680	901	0.11%	14,386	326	3.02%

Total Other borrowings	17,010,261	604,563	4.74%	10,541,929	303,084	3.83%

Total interest-bearing liabilities	66,129,076	$2,142,336	4.32%	43,626,010	$1,449,540	4.43%
Non-interest bearing deposits	4,377,258

Other	5,824,657			3,860,057

Total liabilities	76,330,991			47,486,067
Equity	13,912,101			9,869,250

Total liabilities and equity	$90,243,092			$57,355,317

Net interest spread			5.50%			6.06%

Interest income to average earning assets			9.82%			10.49%
Interest expense to average earning assets			3.60%			3.71%

Net interest margin			6.22%			6.78%

(1)	Interest income includes past-due fees on loans of approximately $521.5 million and $595.7 million for the nine months ended September 30, 2006 and 2005, respectively.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended September 30, 2006 vs 2005			Nine Months Ended September 30, 2006 vs 2005
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/Rate	Increase (Decrease)	Volume	Yield/ Rate
Interest Income:
Consumer loans
Domestic	$495,686	$632,154	$(136,468)	$1,027,090	$1,717,981	$(690,891)
International	6,921	6,819	102	(26,677)	(45,258)	18,581

Total	502,607	606,438	(103,831)	1,000,413	1,644,865	(644,452)

Small business loans	8,956	205,959	(197,003)	228,092	281,784	(53,692)
Commercial loans	75,080	75,080	—	213,563	213,563	—

Total loans	586,643	1,266,643	(680,000)	1,442,068	2,468,722	(1,026,654)

Securities available for sale	72,220	53,130	19,090	223,715	162,839	60,876
Other
Domestic	24,679	(46,783)	71,462	100,222	65,387	34,835
International	(23,086)	(6,240)	(16,846)	(17,978)	(3,984)	(13,994)

Total	1,593	(81,615)	83,208	82,244	50,789	31,455

Total interest income	660,456	972,853	(312,397)	1,748,027	2,509,051	(761,024)

Interest Expense:
Deposits
Domestic	146,134	206,342	(60,208)	409,113	552,022	(142,909)
International	10,826	22,542	(11,716)	24,225	43,167	(18,942)

Total	156,960	233,918	(76,958)	433,338	604,914	(171,576)

Senior notes	(2,009)	(2,235)	226	(42,021)	(35,678)	(6,343)
Other borrowings
Domestic	120,800	77,496	43,304	300,904	184,793	116,111
International	409	673	(264)	575	1,810	(1,235)

Total	121,209	89,161	32,048	301,479	217,683	83,796

Total interest expense	276,160	268,444	7,716	692,796	798,971	(106,175)

Net interest income	$384,296	$761,972	$(377,676)	$1,055,231	$1,674,965	$(619,734)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C—MANAGED LOAN PORTFOLIO

	Three Months Ended September 30
(Dollars in thousands)	2006	2005
Period-End Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$15,969,817	$13,335,937
International	3,423,467	2,983,380

Total credit cards	19,393,284	16,319,317
Installment loans
Domestic	7,128,918	4,696,017
International	668,059	571,179

Total installment loans	7,796,977	5,267,196
Auto loans	20,596,962	14,377,692
Mortgage loans	4,934,162	—

Total consumer loans	52,721,385	35,964,205
Small business loans	6,824,646	2,887,558
Commercial loans	4,066,138	—

Total reported loans	63,612,169	38,851,763

Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	35,118,204	32,935,705
International	7,384,438	6,866,744

Total credit cards	42,502,642	39,802,449
Installment loans
Domestic	2,890,404	2,828,670
International	—	—

Total installment loans	2,890,404	2,828,670
Auto loans	561,835	1,353,021
Mortgage loans	—	—

Total consumer loans	45,954,881	43,984,140
Small business loans	2,671,496	1,931,780
Commercial loans	—	—

Total securitization adjustments	48,626,377	45,915,920

Managed loans:
Consumer loans:
Credit cards
Domestic	51,088,021	46,271,642
International	10,807,905	9,850,124

Total credit cards	61,895,926	56,121,766
Installment loans
Domestic	10,019,322	7,524,687
International	668,059	571,179

Total installment loans	10,687,381	8,095,866
Auto loans	21,158,797	15,730,713
Mortgage loans	4,934,162	—

Total consumer loans	98,676,266	79,948,345
Small business loans	9,496,142	4,819,338
Commercial loans	4,066,138	—

Total managed loans	$112,238,546	$84,767,683

	Three Months Ended September 30
(Dollars in thousands)	2006	2005
Average Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$15,580,803	$13,155,900
International	3,428,091	3,451,141

Total credit cards	19,008,894	16,607,041
Installment loans
Domestic	7,013,431	4,922,072
International	651,860	571,608

Total installment loans	7,665,291	5,493,680
Auto loans	20,162,501	13,597,666
Mortgage loans	4,982,420	—

Total consumer loans	51,819,106	35,698,387
Small business loans	6,740,054	2,857,188
Commercial loans	3,869,629	—

Total reported loans	62,428,789	38,555,575

Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	34,582,851	33,009,517
International	7,380,410	6,581,727

Total credit cards	41,963,261	39,591,244
Installment loans
Domestic	2,846,462	2,365,190
International	—	—

Total installment loans	2,846,462	2,365,190
Auto loans	650,032	1,506,798
Mortgage loans	—	—

Total consumer loans	45,459,755	43,463,232
Small business loans	2,623,722	1,808,658
Commercial loans	—	—

Total securitization adjustments	48,083,477	45,271,890

Managed loans:
Consumer loans:
Credit cards
Domestic	50,163,654	46,165,417
International	10,808,501	10,032,868

Total credit cards	60,972,155	56,198,285
Installment loans
Domestic	9,859,893	7,287,262
International	651,860	571,608

Total installment loans	10,511,753	7,858,870
Auto loans	20,812,533	15,104,464
Mortgage loans	4,982,420	—

Total consumer loans	97,278,861	79,161,619
Small business loans	9,363,776	4,665,846
Commercial loans	3,869,629	—

Total	$110,512,266	$83,827,465

	Nine Months Ended September 30
(Dollars in thousands)	2006	2005
Average Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$14,696,720	$14,378,120
International	3,223,756	3,680,012

Total credit cards	17,920,476	18,058,132
Installment loans
Domestic	6,429,902	4,695,694
International	600,592	548,823

Total installment loans	7,030,494	5,244,517
Auto loans	19,323,193	12,217,128
Mortgage loans	5,084,227	—

Total consumer loans	49,358,390	35,519,777
Small business loans	6,594,658	2,812,791
Commercial loans	3,863,191	—

Total reported loans	59,816,239	38,332,568

Securitization Adjustments:
Consumer loans:
Credit cards
Domestic	34,067,522	32,397,490
International	7,144,621	6,325,957

Total credit cards	41,212,143	38,723,447
Installment loans
Domestic	2,808,326	2,273,498
International	—	—

Total installment loans	2,808,326	2,273,498
Auto loans	828,275	1,728,935
Mortgage loans	—	—

Total consumer loans	44,848,744	42,725,880
Small business loans	2,426,433	1,596,228
Commercial loans	—	—

Total securitization adjustments	47,275,177	44,322,108

Managed loans:
Consumer loans:
Credit cards
Domestic	48,764,242	46,775,610
International	10,368,377	10,005,969

Total credit cards	59,132,619	56,781,579
Installment loans
Domestic	9,238,228	6,969,192
International	600,592	548,823

Total installment loans	9,838,820	7,518,015
Auto loans	20,151,468	13,946,063
Mortgage loans	5,084,227	—

Total consumer loans	94,207,134	78,245,657
Small business loans	9,021,091	4,409,019
Commercial loans	3,863,191	—

Total	$107,091,416	$82,654,676

TABLE D—COMPOSITION OF REPORTED LOAN PORTFOLIO

	As of September 30
	2006		2005
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$52,721,385	82.88%	$35,964,205	92.57%
Small business loans	6,824,646	10.73	2,887,558	7.43
Commercial loans	4,066,138	6.39	—	—

Total	$63,612,169	100.00	$38,851,763	100.00%

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	As of September 30
	2006		2005
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans outstanding	$63,612,169	100.00%	$38,851,763	100.00%
Loans delinquent:
30-59 days	1,159,205	1.82%	783,200	2.02%
60-89 days	439,516	0.70	341,338	0.88%
90-119 days	242,264	0.38	191,615	0.49%
120-149 days	122,248	0.19	102,549	0.26%
150 or more days	96,544	0.15	78,011	0.20%

Total	$2,059,777	3.24%	$1,496,713	3.85%

Loans delinquent by geographic area:
Domestic	1,947,815	3.27%	1,415,513	4.01%
International	111,962	2.74%	81,200	2.28%
Managed:
Loans outstanding	$112,238,546	100.00%	$84,767,683	100.00%
Loans delinquent:
30-59 days	1,743,972	1.55%	1,396,010	1.65%
60-89 days	802,490	0.71	719,101	0.85%
90-119 days	524,612	0.47	478,624	0.56%
120-149 days	344,557	0.31	322,183	0.38%
150 or more days	277,623	0.25	247,859	0.29%

Total	$3,693,254	3.29%	$3,163,777	3.73%

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2006	2005	2006	2005
Reported:
Average loans outstanding	$62,428,789	$38,555,575	$59,816,239	$38,332,568
Net charge-offs	368,656	341,821	964,968	996,139
Net charge-offs as a percentage of average loans outstanding	2.36%	3.55%	2.15%	3.46%

Managed:
Average loans outstanding	$110,512,266	$83,827,465	$107,091,416	$82,654,676
Net charge-offs	805,988	867,988	2,227,501	2,556,529
Net charge-offs as a percentage of average loans outstanding	2.92%	4.14%	2.77%	4.12%

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

As of September 30, 2006
Nonaccrual loans:
Consumer	$34,676
Small business	27,121
Commercial	17,298

Total nonperforming loans	79,095
Foreclosed assets	5,260
Excess bank-owned property	1,010

Total nonperforming assets	$85,365

(1)	The Company assumed nonperforming assets in connection with the Hibernia acquisition and therefore did not have any nonperforming assets prior to December 31, 2005.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN LOSSES

Table H sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$1,765,000	$1,405,000	$1,790,000	$1,505,000
Provision for loan losses:
Domestic	385,268	346,788	783,514	796,053
International	45,298	27,379	179,767	129,345

Total provision for loan losses	430,566	374,167	963,281	925,398

Acquisitions
Other	7,629	9,654	19,063	12,741
Charge-offs:
Consumer loans:
Domestic	(401,006)	(367,780)	(1,066,323)	(1,094,163)
International	(68,476)	(50,183)	(182,559)	(141,851)

Total consumer loans	(469,482)	(417,963)	(1,248,882)	(1,236,014)
Small business loans	(37,365)	(33,779)	(101,972)	(99,207)
Commercial loans	(1)	—	(71)	—

Total charge-offs	(506,848)	(451,742)	(1,350,925)	(1,335,221)

Principal recoveries:
Consumer loans:
Domestic	112,432	94,333	348,768	291,476
International	24,042	10,583	47,688	32,150

Total consumer loans	136,474	104,916	396,456	323,626
Small business loans	7,033	5,005	21,769	15,456
Commercial loans	146	—	356	—

Total principal recoveries	143,653	109,921	418,581	339,082

Net charge-offs	(363,195)	(341,821)	(932,344)	(996,139)

Balance at end of period	$1,840,000	$1,447,000	$1,840,000	$1,447,000

Allowance for loan losses to loans at end of period	2.89%	3.72%	2.89%	3.72%

Allowance for loan losses by geographic distribution:
Domestic	1,630,908	1,286,850	1,630,908	1,286,850
International	209,092	160,150	209,092	160,150

Allowance for loan losses by loan category:
Consumer loans:
Domestic	1,401,261	$1,173,095	1,401,261	$1,173,095
International	209,092	160,150	209,092	160,150

Total consumer loans	1,610,353	1,333,245	1,610,353	1,333,245
Small business loans	174,668	113,755	174,668	113,755
Commercial loans	43,500	—	43,500	—
Unallocated	11,479	—	11,479	—

Total loans	$1,840,000	$1,447,000	$1,840,000	$1,447,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three and nine month periods ended September 30, 2006.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Corporation’s management carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and internal controls and procedures as of September 30, 2006, pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

(b) Change to Internal Controls

On August 5, 2005, the Corporation entered into a processing services agreement with Total System Services, Inc. (“TSYS”), pursuant to which the Corporation would (i) convert the substantial majority of its credit card account portfolios to TSYS’ TS2 transaction and account processing platform; and (ii) transition to TSYS’ call center desktop platform and TSYS’ rewards platform. In July, 2006 the Corporation began the initial stage of its conversion to TSYS by converting its small business credit card portfolio and rewards platform to the TSYS systems. In October, 2006, the Corporation completed its second, and most significant stage, of the conversion to TSYS and is now operating a substantial majority of its credit card portfolio on TSYS systems. Contractually, TSYS is required to comply with all laws applicable to its activities, and is required to undertake measures requested by the Corporation that assist the Corporation in complying with all applicable laws, including laws requiring maintenance of an appropriate control environment.

Management believes that this conversion to the TSYS system platforms constitutes a material change in the Corporation’s internal control environment. Both prior to and following the transfer of activities to TSYS, management assessed the effectiveness of our internal controls over financial reporting related to our card processing, call center desktop and rewards platforms. Based on testing and planning, management continues to believe that its internal controls over financial reporting are adequate.

Except as noted in the preceding paragraphs, there were no other material changes in our internal controls over the financial reporting environment since June 30, 2006.

Part 2. Other Information

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

We Face Intense Competition in All of Our Markets

We face intense competition from many other providers of credit cards, automobile loans, branch retail banking services and other consumer financial products and services. In particular, in our credit card activities, we compete with international, national, regional and local bank card issuers, with other general purpose credit or charge card issuers, and to a certain extent, issuers of smart cards and debit cards. Our credit card business also competes with providers of other types of financial services and consumer loans such as home equity lines and other mortgage related products that offer consumer debt consolidation. Thus, the cost to acquire new accounts will continue to vary among product lines and may rise. Other companies may compete with us for customers by offering lower initial interest rates and fees, higher credit limits and/or customer services or product features that are or may appear to be more attractive than those we offer. Because customers often choose credit card issuers (or other sources of financing) based on price (primarily interest rates and fees), credit limit and other product features, customer loyalty may be limited. In addition, intense competition may lead to product and pricing practices that may adversely impact long-term customer loyalty; we may choose to not engage in such practices, which may adversely impact our ability to compete, particularly in the short term. Increased competition has resulted in, and may continue to cause, a decrease in credit card response rates and reduced productivity of marketing dollars invested in certain lines of business. Competition may also have an impact on customer attrition as our customers accept offers from other credit card lenders and/or providers of other consumer lending products, such as home equity financing.

Our other consumer lending businesses, including auto lending, small business lending, home loan lending, installment lending, our commercial lending businesses, and our businesses in international markets also compete on a similar variety of factors, including price, product features and customer service. These businesses may also experience a decline in marketing efficiency and/or an increase in customer attrition. Finally, our banking business competes with national and state banks for deposits, loans, and trust accounts, and also competes with other financial services companies in offering various types of financial services. Deposit customers are also sensitive to price and service level competition.

Some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, operational efficiencies, broad-based local distribution capabilities, lower-cost funding, larger existing branch networks and more versatile technology platforms. These competitors may also consolidate with other financial institutions in ways that enhance these advantages and intensify our competitive environment.

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

We May Experience Increased Delinquencies and Credit Losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (higher delinquencies or bankruptcy rates; lower collateral values) may require us to increase our allowance for loan losses and may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. The favorable credit environment we have experienced may not continue. In particular, we face the following risks in this area:

•	Missed Payments. We face the risk that customers will miss payments. Loan charge-offs are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. In some instances, customers declare bankruptcy without first missing payments. We usually charge-off at least a portion of a customer’s outstanding loan balance in the case of bankruptcy. Our bankruptcy experience is generally correlated with national bankruptcy filing trends. Customers may be more likely to miss payments in the event of an economic downturn. In addition, we face the risk that consumer behavior may change (i.e. an increased willingness to fail to repay debt), causing a long-term rise in delinquencies and charge-offs.

•	Collateral. We face the risk that collateral, when we have it, will be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Our automobile loans are subject to collateral risk through declining used car prices. Our commercial and real-estate exposures are also subject to collateral risk, especially those that were affected by the Gulf Coast hurricanes.

•	Estimates of future losses. We face the risk that we may underestimate our future losses and fail to hold a loan loss allowance sufficient to account for these losses. We update our forecast of future losses and analyze certain scenarios each quarter. We incorporate these estimates into our financial plans, strategies, loan loss allowance, and forward looking statements. These estimates are based on observed trends in delinquency, charge-offs, bankruptcies, and collateral recoveries; on our marketing strategies and underwriting models; and on our views about future economic, interest rate, and competitive conditions. Incorrect assumptions could lead to material underestimates of future losses and inadequate allowance for loan losses. In addition, our estimate of future losses impacts the amount of reserves we build to account for those losses. The build or release of reserves impacts our current financial results.

•	Underwriting. We face the risk that our ability to assess the credit worthiness of our customers may diminish. We market our products to a wide range of customers including those with less experience with credit products and those with a history of missed payments. We select our customers, manage their accounts and establish prices and credit limits using proprietary models and other techniques designed to predict future charge-offs. Our goal is to set prices and credit limits such that we are appropriately compensated for the credit risk we accept for both high and low risk customers. If the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs (due, for example, to changes in the competitive environment or in the economy), our credit losses and returns may deteriorate.

•	Business mix. We face the risk that our business mix will change in ways that could adversely affect credit losses. We participate in a mix of businesses with a broad range of credit loss characteristics. Consequently, changes in segment mix may change our charge-off rate. In addition, significant changes in our organic growth rate may change our charge-off rate since young accounts tend to have lower charge-offs than older accounts (i.e. slower organic growth may drive a higher charge-off rate).

•	Charge-off recognition. We face the risk that the rules governing charge-off recognition could change. We record charge-offs according to accounting practices consistent with accounting and regulatory guidelines and rules. These guidelines and rules, including among other things, the FFIEC Account Management Guidance, could change and cause our charge-offs to increase for reasons unrelated to the underlying performance of our portfolio.

•	Industry practices. We face the risk that our charge-off and delinquency rates may be impacted by industry developments.

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

We May Fail To Realize All of the Anticipated Benefits of our Merger with Hibernia Corporation and our Proposed Merger with North Fork

The success of the merger with Hibernia will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Capital One and Hibernia. However, to realize these anticipated benefits, we must successfully combine the businesses of Capital One and Hibernia. If we are not able to achieve these objectives, the anticipated benefits of the merger, such as cost savings and other synergies, may not be realized fully or at all or may take longer to realize than expected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Capital One during such transition period. The acquisition of Hibernia also involves our entry into new businesses and new geographic or other markets which present risks resulting from our relative inexperience in these new areas.

We have also announced our intention to acquire North Fork. Completion of the proposed merger between Capital One and North Fork is subject to the satisfaction of various conditions, including the receipt of various regulatory approvals and authorizations. There is no assurance that all of the various conditions will be satisfied, or that the merger will be completed on the proposed terms and schedule. We must receive federal regulatory approval before we can acquire North Fork. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act and the effectiveness of the acquiring institution in combating money laundering activities. In addition, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may be required to take certain actions as a condition to receiving regulatory approval.

Following the close of our proposed merger with North Fork, we will face similar risks to the ones we face with respect to the Hibernia merger in achieving the anticipated benefits of that merger, such as the failure to achieve synergies, possible business disruption, and the potential loss of customers and employees. We also face the risk that the ongoing integration efforts with Hibernia will create additional complexity and challenges during the integration of North Fork. In addition, as with many integration efforts, the integration of North Fork faces the challenges of combining the cultural and historical identities of institutions that previously operated independently. Finally, the merger with Hibernia and the proposed merger with North Fork, if completed, change the overall character of our consolidated portfolio of businesses, as we acquire new business lines that react differently to economic and other external factors. The relative size of the North Fork merger relative to the Hibernia merger increases the potential severity of all of these risks.

North Fork has entered into to an Informal Memorandum of Understanding with the bank regulatory authorities, pursuant to which it is required to take certain actions regarding its anti-money laundering compliance program; following the close of the transaction, Capital One will be responsible for fulfilling the obligations of this Informal Memorandum of Understanding, which may be more costly or take more time that currently anticipated.

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

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

We operate in a heavily regulated industry and are therefore subject to a wide array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations, may increase our costs and/or limit our ability to pursue certain business opportunities. As our business grows in size and complexity, including as we grow by acquisition, establishing systems and processes to achieve compliance may become more difficult and costly. We will face additional compliance challenges from our proposed acquisition of North Fork, which may be more costly and/or require more management attention than we anticipate. See “Supervision and Regulation” above.

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

We Face Risk Related to the Strength of our Operational, Technological and Organizational Infrastructure

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand and as we integrate acquired businesses. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of Capital One and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. As we acquire other institutions, we face additional challenges when integrating different operational platforms. Such integration efforts may be more disruptive to the business and/or more costly than we anticipate. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Our ability to develop and implement effective marketing campaigns also depends on our technology. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. As we increase the amount of our infrastructure that we outsource to third parties, we increase our exposure to this risk. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses. We have recently substantially completed our project to transfer our processing services for Capital One’s North American portfolio of consumer and small business credit card accounts to a new technological platform operated by Total System Services, Inc. Our ability to successfully finalize the transition to this new platform and manage the associated costs, as well as TSYS’s ongoing ability to provide services to us, could impact our performance in the future.

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

Finally, Hibernia has experienced a significant increase in deposits since the Gulf Coast hurricanes, most likely as a result of customers receiving federal funds and insurance payments relating to the hurricanes. Currently, it is unclear what customers will do with these deposits in the long-term. We have begun to see a decrease in deposits in the impacted areas, likely as a result of the anticipated rebuilding and reinvesting in the Gulf Coast area. This trend may continue, and the amount of these incremental deposits with Hibernia could decrease significantly.

We May Experience Changes in Our Debt Ratings

In general, ratings agencies play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of wholesale funding. We currently receive ratings from several ratings entities for our secured and unsecured borrowings. As private entities, ratings agencies have broad discretion in the assignment of ratings. A rating below investment grade typically reduces availability and increases the cost of market-based funding, both secured and unsecured. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade. Currently, all three ratings agencies rate the unsecured senior debt of the Bank, Hibernia and the Corporation as investment grade. The following chart shows ratings for Capital One Financial Corporation, Capital One Bank and Hibernia National Bank as of September 30, 2006. As of that date, the ratings outlooks were as follows:

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

We Face Market Risk of Interest Rate Fluctuations

Like other financial institutions, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. If the rate of interest we pay on our borrowings and deposits increases more than the rate of interest we earn on our assets, our net interest income, and therefore our earnings, would fall. Our earnings could also be negatively impacted if the interest rates we charge on our earning assets fall more quickly than the rates we pay on our borrowings and deposits. Changes in interest rates and competitor responses to those changes may affect the rate of customer pre-payments for mortgages and auto and installment loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. These changes may require us to replace withdrawn balances with higher cost alternative sources of funding.

We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction and the magnitude of interest rate changes. We take risk mitigation actions based on those assessments. We face the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than those we assumed.

We seek to reduce the exposure of our net interest income to changes in interest rates and sometimes use various financial instruments, such as derivatives, in order to achieve our desired level of mitigation. The financial instruments and techniques we use to manage the risk of interest rate, such as asset/liability matching, interest rate and exchange rate swaps and hedges and forward exchange contracts, may not always work successfully or may not be available at a reasonable cost. Furthermore, if these techniques become unavailable or impractical, our earnings could be subject to volatility as interest rates rise and fall. In addition, to reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt and take other strategic actions. We may incur losses or expenses when we take such actions.

See pages 56-57 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

The Credit Card Industry Faces Increased Litigation Risks Relating to Industry Structure

We face possible risks from the outcomes of certain credit card industry litigation. In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case. In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against the associations and several member banks alleging that the associations and member banks jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express and Discover cards. The complaint requests civil monetary damages, which, under the U.S. antitrust laws, can be trebled and for which defendants can be held jointly and severally liable. We, the Bank, and the Savings Bank are named defendants in this lawsuit.

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

We Face the Risk of Fluctuations in Our Expenses and Other Costs that May Hurt Our Financial Results

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Investments in infrastructure, which may be necessary to maintain a competitive business, may increase operational expenses in the short-run. As our business develops, changes or expands, additional expenses can arise from management of outsourced services, asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Integration of acquired entities may also increase our expenses, and we may be less able to predict the operational expenses of newly acquired businesses. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue, defend or settle.

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

The Gulf Coast hurricanes have also affected our branch banking businesses’ consumer, mortgage, auto, commercial and small business loan portfolios by damaging properties pledged as collateral and by impairing certain borrowers’ ability to repay their loans. The hurricanes may continue to affect loan originations and loan portfolio quality in the impacted areas into the future and could also adversely impact our deposit base. The severity and duration of these effects will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investment (including deposits) in the region, the pace of rebuilding and economic recovery in the region generally and the extent to which the hurricanes’ property damage is covered by insurance.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1-31, 2006	9,097	$85.39	N/A	N/A
August 1-31, 2006	22,684	$77.65	N/A	N/A
September 1-30, 2006	7,324	$72.51	N/A	N/A
Total	39,105	$78.49	N/A	N/A

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 5. Other Information

The following information is provided pursuant to Item 2.03 of Form 8-K, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant,” with respect to the Company’s entry into a syndicated bridge loan facility arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. (the “Facility”) on May 9, 2006. The Facility was available to the Company to finance, on an interim basis, the cash consideration payable to shareholders of North Fork in connection with the acquisition. On September 29, 2006 the Facility was terminated.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on September 8, 2005).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation and Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Current Report on Form 8-K, filed on January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, filed on March 23, 2000).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 3, 2004).

4.2	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.3.1	Amended and Restated Distribution Agreement, dated May 8, 2003, among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2003, filed on August 11, 2003).

4.3.2	Copy of 6.50% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.3	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.4	Copy of 4.25% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.5	Copy of 5.75% Notes, due 2010, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.6	Copy of 6.50% Notes, due 2013, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.7	Copy of 4.875% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.8	Copy of 8.25% Notes, due 2005, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001).

4.4.1	Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as indenture trustee (incorporated by reference to Exhibit 4.5.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.4.2	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.4.3	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.4.4	Copy of 7.25% Notes, due 2006, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, filed on March 23, 2000).

4.4.5	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.4.6	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.7	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.8	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 4, 2005).

4.4.9	Copy of Floating Rate Senior Notes, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on September 18, 2006).

4.4.10	Copy of 5.70% Senior Notes, due 2011, of Capital One Financial Corporation

(incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on September 18, 2006).

4.5.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.2	Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.3	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc (incorporated by reference to Exhibit 4.6.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.6	Issue and Paying Agency Agreement, dated as of October 24, 1997, between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.7	Upper DECs® form of certificate (incorporated by reference to Exhibit 4.9 of the Corporation’s Report on Current Form 8-K, filed on April 23, 2002).

4.8.1	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.8.2	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.8.3	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.1	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.2	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.3	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.10.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.10.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1	Amendment No. 1 to the Capital One Financial Corporation 2002 Associate Stock Purchase Plan.

31.1	Section 302 Certification of Richard D. Fairbank

31.2	Section 302 Certification of Gary L. Perlin

32.1	Section 906 Certification of Richard D. Fairbank*

32.2	Section 906 Certification of Gary L. Perlin*

*Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: November 3, 2006	/s/ GARY L. PERLIN
Gary L. Perlin
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer of the Registrant)