Form 10-K
period 2006-12-31
CAPITAL ONE FINANCIAL CORP
filed 2007-03-01
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on January 31, 2007.

Common Stock, $.01 Par Value: $32,670,240,108*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2007.

Common Stock, $.01 Par Value: 410,593,824 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 26, 2007 are incorporated by reference into Part III.

CAPITAL ONE FINANCIAL CORPORATION

2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Overview

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company, incorporated in Delaware on July 21, 1994, whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries include Capital One Bank (the “Bank”), a Virginia state chartered bank that currently offers credit card products and deposit products and also can engage in a wide variety of lending and other financial activities; Capital One, F.S.B. (the “Savings Bank”), a federally chartered savings bank that offers consumer and commercial lending and consumer deposit products; Capital One Auto Finance, Inc. (“COAF”), which offers automobile and other motor vehicle financing products; Capital One, N.A. (“CONA”), a national association that offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients; and North Fork Bank (“North Fork Bank”), a New York state chartered non-member bank that provides a broad range of deposit and lending services for consumer, commercial and small business customers. Capital One Services, Inc. (“COSI”), another subsidiary of the Corporation, provides various operating, administrative and other services to the Corporation and its subsidiaries. The Corporation and its subsidiaries are collectively referred to as the “Company.” Unless indicated otherwise, the terms “Corporation”, “we”, “us”, and “our” refer to the Corporation and its consolidated subsidiaries.

The Corporation became a financial holding company on May 27, 2005, thereby giving the Corporation the authority to engage in certain activities that are not permissible for bank holding companies.

As of December 31, 2006, we had $85.8 billion in deposits and $146.2 billion in managed loans outstanding. We are among the largest issuers of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on managed credit card loans outstanding, and we are the 11th largest depository institution in the United States.

We offer our products throughout the United States. We also offer our products outside of the United States principally through Capital One Bank (Europe) plc, an indirect subsidiary of the Bank organized and located in the United Kingdom (the “U.K. Bank”), and through a branch of the Bank in Canada. Our U.K. Bank has authority, among other things, to accept deposits and provide credit card and installment loans. Important factors underlying the growth of our lending and deposit activities include strategic acquisitions, industry dynamics, including the level of competition, and our customer oriented business strategies and brand.

Our common stock is listed on the New York Stock Exchange under the symbol COF. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000). The Corporation maintains a website at www.capitalone.com. Documents available on our website include (i) Codes of Business Conduct and Ethics for the Corporation; (ii) the Corporation’s Corporate Governance Principles; and (iii) charters for the Audit and Risk, Compensation, Finance and Trust Oversight, and Governance and Nominating Committees. These documents are also available in print to any shareholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material with the SEC.

Business Description

Capital One is one of the largest financial services franchises in the United States. We are a diversified financial services corporation focused primarily on consumer and commercial lending and deposit origination. Our principal business segments are domestic credit card lending, automobile and other motor vehicle financing, global financial services and banking. For further discussion of our segments, see pages 48-54 in

Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segment Summary” and pages 92-95 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3”.

U.S. Card Segment. We offer a wide variety of credit card products throughout the United States, which we customize to appeal to different consumer preferences and needs. Our product offerings are supported by extensive brand advertising. We routinely test new products to develop ones that appeal to different and changing consumer preferences. Our customized products include both products offered to a wide range of consumer credit risk profiles, as well as products aimed at special consumer interests. Our pricing strategies are risk-based; lower risk customers may likely be offered products with more favorable pricing and we expect these products to yield lower delinquencies and credit losses. On products offered to higher risk customers, however, we are likely to experience higher delinquencies and losses, and we price these products accordingly.

Auto Finance Segment. We purchase retail installment contracts, secured by automobiles or other motor vehicles, through dealer networks throughout the United States. Additionally, we utilize direct marketing, including the internet, to offer automobile financing directly to consumers. Our direct marketed products include financing for the purchase of new and used vehicles, as well as refinancing of existing motor vehicle loans. As of December 31, 2006, we are the third largest non-captive provider of auto financing in the United States. One of our competitive advantages is that we are able to provide credit to customers with a wide range of credit profiles.

Global Financial Services Segment. The Global Financial Services segment consists of international (UK and Canada) lending, small business lending, installment loans, home loans, healthcare finance and other consumer financial service activities, extending Capital One’s national scale lending franchise and providing geographic diversification. In our international businesses, we utilize the methodologies and approaches similar to those we use in the United States.

Banking Segment. The Banking segment represents the results of the legacy Hibernia business lines except for the indirect auto business, which is included in the Auto Finance segment results, and the investment portfolio results which are included in the Other category. In addition, the Banking segment includes the results of the Company’s branchless deposit business which were previously included as part of the Other category. The Banking segment offers traditional banking products through an extensive branch network. Products include commercial and consumer loans, commercial and consumer deposit account services, commercial credit cards, treasury management services, trust services and other banking related products, such as insurance, brokerage services, merchant services, and investment banking. In addition, the Banking segment offers money market (liquid accounts) and certificate of deposit accounts (time deposits) through internet channels.

Acquisition of North Fork Bancorporation

On December 1, 2006, we completed our acquisition of North Fork Bancorporation, a financial holding company that provides a wide array of financial products and services through its bank and non-bank subsidiaries. Under the merger agreement, North Fork merged with and into the Corporation, and Capital One continued as the surviving corporation. We are focused on successfully integrating North Fork Bancorporation into the Corporation, and beginning with the first quarter of 2007, we will begin reporting its activities in our business segments. For the year ended December 31, 2006, North Fork’s financial results are included in the Other category in our financial statements.

Geographic Diversity

Loan portfolio concentration within a specific geographic region may be regarded differently based upon the current and expected credit characteristics and performance of the portfolio. Our loan portfolio is geographically diverse, although we do have commercial lending concentrations in the New York metropolitan area and Louisiana. See page 130 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 24” of this form.

Enterprise Risk Management

Risk is an inherent part of our business and activities. We have an Enterprise Risk Management (ERM) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program has three components. First, the Board of Directors and senior management committees oversee risk and risk management practices. Second, the centralized department headed by the Chief Risk Officer establishes risk management methodologies, processes and standards. Third, the individual business areas throughout the Company are responsible for managing risk in their businesses and performing ongoing identification, assessment and response to risks. Our ERM framework includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation, and compliance.

Board and Senior Management Oversight

A combination of the Board and senior management committees is used to oversee the management of risk. The Audit and Risk Committee of the Board of Directors oversees our accounting, financial reporting, internal controls and risk assessment and management processes. The Audit and Risk Committee also reviews periodic reporting on significant risks and mitigation activities and compliance with corporate risk policies. The Board Finance and Trust Oversight Committee oversees liquidity and market risk. The Executive Committee, a committee of senior management chaired by the Chief Executive Officer, provides guidance to senior executives regarding strategic risk and provides an integrated view of risk through reports by our other senior management committees:

•

Risk Management Committee—is chaired by the Chief Risk Officer and provides a forum for senior executives to have a regular, integrated discussion of risk management. The Risk Management Committee focuses on Compliance, Operational, Reputational, Legal and Strategic risks.

•

Enterprise Operating Committee—provides advice and guidance to senior executives on significant matters affecting our associates, infrastructure, reputation and operations. The Committee seeks to drive awareness of our reputational risks, mobilize management of such risks, ensure the alignment of our policies and resources with our strategic business priorities and encourage innovation and leadership.

•

Credit Policy Committee—ensures the appropriateness of our credit policies and procedures, counsels the Chief Risk Officer and the Chief Credit Officers regarding fulfillment of their duties, and provides a forum for the discussion of credit matters.

•

Asset and Liability Management Committee—provides advice and counsel to the Chief Financial Officer and other executives on the acquisition and deployment of funds, the liquidity position of the Company and our subsidiaries capital management, off-balance sheet activities, and activities related to the management of interest rate risk, and investment activities.

Integrity, Ethical Values and Risk Management Culture

We maintain our risk management culture through various mechanisms designed to bring the consideration of risk into daily decision making. We have a corporate Code of Business Conduct and Ethics, available on the Corporate Governance page of our website at www.capitalone.com/about, under which each associate is obligated to behave with integrity in dealing with customers and business partners and to comply with applicable laws and regulations. We also have a compliance training program and an associate performance management process that emphasize achieving business results while ensuring integrity, legal compliance and sound business management. Our risk management culture is also encouraged through frequent direction and communications from the Board of Directors, senior leadership, corporate and departmental risk management policies, risk management and compliance training programs and on-going risk assessment activities in the business.

Organizational Structure for Risk Identification, Monitoring and Reporting

Our organizational structure supports consideration of risk in decision making. We monitor our key risks, mitigation plans and our risk management capability through a system of on-going measurement and reporting to business area management, the Chief Risk Officer, senior management committees and the Board and its committees. The corporate Risk Management department designs and facilitates the implementation of methodologies to identify and assess risk, analyze and aggregate risk and mitigation reporting and to evaluate and enhance the risk management culture. Each business area uses these methodologies to identify key risk exposures which are assessed according to potential likelihood and impact, as well as, the quality of the related controls. If appropriate, risk response plans are developed for risks and the business tracks progress against the plans. For significant risks reported to the senior management committees and the Board, specific executives are designated as accountable for the management and monitoring of each such risk. Across the Company, individual business areas utilize Business Risk Offices staffed by associates from the business who oversee implementation of methodologies and tools for risk identification, assessment and reporting. Our Corporate Audit Services department also assesses risk and the related quality of internal controls and risk management through its audit activities. Corporate Audit Services reports on the scope and results of its work to the Audit and Risk Committee of the Board of Directors.

Credit Risk Management

Successful management of credit risk, the risk that borrowers may default on their financial obligations to us, is critical to our success. There are four primary sources of credit risk: (1) changing economic conditions, which affect customers’ ability to pay and the value of any collateral; (2) changing competitive environment, which affects customer debt loads, borrowing patterns and loan terms; (3) our underwriting strategies and standards, which determine to whom we offer credit and on what terms; and (4) the quality of our internal controls, which establish a process to test that underwriting conforms to our standards and identify credit quality issues so we can act upon them in a timely manner. We are focused on managing each of these sources of credit risk.

The overall management of credit risk is the responsibility of the Chief Risk Officer who is supported by a Commercial Chief Credit Officer and a Consumer Chief Credit Officer. The goal of the Chief Credit Officers is to provide strong central oversight of credit policy and credit programs in the consumer and commercial lending businesses while maintaining the ability of operating units to respond flexibly to changing market and competitive conditions. The Chief Credit Officers are assisted by the Credit Policy Committee, a committee of senior management that oversees and approves corporate credit policy and credit performance. Its members include the Chief Risk Officer, the Chief Credit Officers, the Deputy Chief Risk Officer, the Controller, the Presidents of U.S. Card, Auto Finance and Global Financial Services segments and the head of Commercial Banking. The Credit Policy Committee also has sub-committees which provide credit oversight at the divisional level. The Chief Credit Officers, their staff, or the appropriate credit committee review and approve all large scale new credit decisions or programs. Smaller credit decisions are approved by credit officers appointed by the credit committee(s) and supervised by the Credit Risk Management organization. It is expected that all credit programs and major credit decisions will also be approved by the appropriate operating executives. These organizational structures are designed so that each of our business units applies standardized practices in measuring and managing credit risk, and that all relevant factors, such as credit outlook, profitability, and the competitive, economic, and regulatory environment, are considered in making credit decisions.

The Board of Directors has established policies that govern credit administration and limit the level and composition of risk in the total lending portfolio. The centralized Credit Risk Management group monitors overall composition and quality of the credit portfolio.

Our credit risk profile is managed to maintain resilience to factors outside of our control, strong risk-adjusted returns, and increased diversification.

Our guiding principles, strong central governance, and Board-directed credit risk tolerances are designed to keep senior executives well-informed of credit trends so they can make appropriate credit and business decisions for

us. We preserve day-to-day market responsiveness and flexibility by empowering our business line managers to develop credit strategies and programs aligned with our credit risk policies and objective of long-term business profitability. The credit program development process considers the evolving needs of the target market, the competitive environment, and the economic outlook.

Most of our consumer credit strategies rely heavily on the use of sophisticated proprietary scoring models. These models consider many variables, including credit scores developed by nationally recognized scoring firms. The models are validated, monitored and maintained in accordance with detailed policies and procedures to help maintain their continued validity. Our Chief Scoring Officer, a member of the Chief Risk Officer’s staff, oversees the development, implementation and maintenance of key statistical models.

Liquidity Risk Management

Liquidity risk refers to exposures generated from the use and availability of various funding sources to meet our current and future operating needs. The management of liquidity risk is overseen by the Chief Financial Officer with advice and guidance from the Asset and Liability Management Committee and its sub-committee on funding chaired by the Treasurer. We currently manage and mitigate our liquidity risk through the use of a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. See page 58 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management” for additional information.

Market Risk Management

Market risk refers to exposures generated from changes in interest rates and foreign currency exchange rates. The management of market risk is overseen by the Chief Financial Officer with the advice and guidance from the Asset and Liability Management Committee. We currently manage and mitigate our interest rate sensitivity through several techniques, which include, but are not limited to, managing the maturity and repricing characteristics of assets and liabilities and by entering into interest rate derivatives. We currently manage and mitigate our exposure to foreign currency exchange risk by entering into forward foreign currency exchange contracts and cross currency swaps. The hedging of foreign currency exchange rates is limited to certain intercompany obligations related to international operations. See page 60 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” for additional information.

Operational Risk Management

Operational risk is the risk of direct or indirect loss resulting from inadequate or failed processes, systems, people, or exposure to external events. The management of operational risk is overseen by the Chief Risk Officer with the advice and guidance of the Risk Management Committee.

Operational risk is a normal part of business for any financial services firm. It may manifest itself in many ways, including business interruptions, errors related to processing and systems, or fraud by employees or persons outside the Company. The risk of loss includes the potential for legal actions arising as a result of an operational deficiency or as a result of noncompliance with applicable laws or regulatory standards. We could also suffer financial loss, face regulatory action, not be able to service customers and suffer damage to our reputation.

The Risk Management Committee reviews our operational risk profile, which includes assessment of the operational controls, significant operational risks and mitigation plans and loss event experience across the enterprise. Operational risk information is also reported to the Audit and Risk Committee of the Board of Directors. Corporate Audit Services also assesses operational risk and the related quality of internal controls and quality of risk management through our audit activities.

The key tools used in operational risk management are a risk self assessment process, operational loss event management and economic capital quantification. Key risk exposures are identified by each business area and evaluated according to potential impact and likelihood, as well as the quality of the related controls. If appropriate, risk response plans are developed for certain identified risks and progress is tracked against the plans. Business units are required to conduct self assessments at least annually. Internal loss histories, self assessment results, and data from industry sources are combined with senior management’s assessments of future loss rates in a structured scenario approach to quantify economic capital for operational risk. The capital methodology is intended to ensure capital adequacy to withstand extreme events, and to create incentives for business areas to improve their control environments.

There are many specialized activities designed to mitigate key operational risks facing us. These include dedicated fraud management departments, programs for third party supplier risk management, information security, business continuity planning and data risk management. We incorporate the output of these functions with our analysis and reporting to senior management to achieve a broad assessment of operational risk levels and trends.

Legal Risk Management

Legal risk represents the risk of loss related to (i) new and changed laws and regulations, (ii) interpretations of law, (iii) our legal entity structure and (iv) the drafting of contracts. The management of legal risk, domestically and internationally, is overseen by our General Counsel. We operate in a heavily regulated industry, have an evolving corporate structure and rely significantly on certain contractual relationships, all of which contribute to the level of risk we face. We also face risk of loss from litigation, which is primarily managed by our legal department.

Strategic Risk Management

Strategic risk is the risk to earnings or capital from operating in a competitive environment. The Executive Committee, described above, is the principal management forum for discussion of strategic risk. We assess strategic risk in our annual planning process, which includes both a top-down process set by senior management and a bottom-up process led by the business lines. Consideration of strategic risk is also a vital component of due diligence when evaluating acquisitions or new products, ventures or markets.

Reputation Risk Management

Reputation risk represents the risk to: (i) market value; (ii) recruitment and retention of associates; and (iii) maintenance of a loyal customer base due to negative perceptions of our internal and external stakeholders regarding our business strategies and activities. The management of reputation risk is overseen by the General Counsel and Corporate Secretary with advice and guidance from Corporate Affairs. We use qualitative criteria to assess reputation risk. Various measures, both internal and external, are considered to gauge changes to our reputation and overall reputation risk and include brand market research, customer studies, internal operational loss event data and external measures.

Compliance Risk Management

Compliance risk is the risk of non-conformance to laws, rules and regulations. The management of compliance risk is overseen by the Chief Compliance Officer who reports to the Chief Risk Officer, with the oversight and guidance of the Audit and Risk Committee as well as the Risk Management Committee and its compliance sub-committee. The Corporate Compliance organization provides the business areas with consulting, training and assistance in the implementation of business processes to ensure compliance with applicable laws and regulations. The business areas, in conjunction with corporate compliance, assess and mitigate compliance risk through our enterprise risk self assessment process. Compliance monitoring and associated exception remediation activities are conducted jointly between Corporate Compliance and the business areas. Corporate Compliance is also responsible for independent reporting with respect to compliance risk activities to the Board and executive management.

Technology / Systems

We leverage information technology to achieve our business objectives and to develop and deliver products and services that satisfy our customers’ needs. A key part of our strategic focus is the development of efficient, flexible computer and operational systems to support complex marketing and account management strategies and the development of new and diversified products. Our commitment to managing risk and ensuring effective controls is built into all of our strategies. We believe that the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or obtain systems, processes and competencies to meet our unique business requirements. As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. Over time, we have increasingly relied on third party outsourcers to help us deliver systems and operational infrastructure. Consistent with this approach, in August 2005 Capital One and Total System Services Inc. (“TSYS “) finalized a five year definitive agreement for TSYS to provide processing services for Capital One’s North American portfolio of consumer and small business credit card accounts. This transition is largely complete, and is scheduled to be finalized in the first half of 2007. We believe that over time our transfer to this new technology platform will allow us to achieve cost savings, increase speed to market, expand product and service flexibility, and enhance our ability to innovate while reducing operational risk.

As a part of the North Fork integration, planning is well underway to determine preferred systems and platforms for our banking businesses.

Funding and Liquidity

A discussion of our funding programs and liquidity has been included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding” on pages 54-60.

Competition

As a marketer of credit card, consumer and commercial financial products and services, we face intense competition in all aspects of our business from numerous bank and non-bank providers of financial services. Some of these companies are substantially larger and have more resources than we do. Our industry has experienced substantial consolidation and may continue to do so; this consolidation continues to create competitors who are larger and have more resources than we do. In addition, such consolidated and/or larger competitors may have a more diversified product and customer base, operational efficiencies and more versatile technology platforms than we do. Consolidation has and may continue to increase competitive pressures on both us and other companies in our industry.

Each of our financial products is marketed to specific consumer populations across the credit spectrum. The terms of each product are actively managed to achieve a balance between risk and expected performance. For example, credit card product terms typically include the ability to reprice individual accounts upwards or downwards based on the customer’s payment and other performance. In addition, since 1998, we have marketed low non-introductory rate cards to consumers with low-risk and established credit profiles to take advantage of the favorable risk return characteristics of this consumer type. Industry competitors have continuously solicited our customers with these and other interest rate strategies. Management believes the competition has put, and will continue to put, additional pressure on our pricing and general product feature strategies.

We compete with international, national, regional and local issuers of Visa® and MasterCard® credit cards, as well as with American Express®, Discover Card® and, to a certain extent, smart cards and debit cards. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features, and customer loyalty is often limited.

We compete with national and state banks for deposits, commercial loans and trust accounts and with savings and loan associations and credit unions for loans and deposits. We also compete with other financial services providers for loans, deposits, investments, insurance and other services and products. In addition, we compete against non-depository institutions that are able to offer products and services that were typically banking products and services. Finally, we compete against other lending institutions in our healthcare financing and mortgage lending businesses.

In motor vehicle finance, we face competition from banks and non-bank lenders who provide financing for dealer-originated loans. We also face competition from a small, but growing number of online automobile finance providers.

We believe that we are able to compete effectively in both our current and new markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop. For a discussion of the risks related to our competitive environment, please refer to “Risk Factors—We Face Intense Competition in All of Our Markets” on page 19.

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

Employees

As of December 31, 2006, we employed approximately 31,800 employees whom we refer to as “associates.” A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates is covered under a collective bargaining agreement.

Supervision and Regulation

General

The Corporation is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842). The Corporation is subject to the requirements of the BHC Act, including its capital adequacy standards and limitations on the Corporation’s nonbanking activities, and to supervision, examination and regulation by the Federal Reserve Board (the “Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under Federal Reserve policy, the Corporation is expected to act as a source of financial and managerial strength to any banks that it controls, including the Bank, CONA, the Savings Bank, North Fork Bank and Superior (the “Banks”), and to commit resources to support them.

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

The Bank is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. In addition to regulatory requirements imposed as a result of the Bank’s international operations (discussed below), the Bank is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”), the Federal Reserve, the Federal Reserve Bank of Richmond (“FRB-R”) and the FDIC.

CONA is a national association, the deposits of which are insured by the Deposit Insurance Fund of the FDIC up to applicable limits.

The Savings Bank is a federal savings bank chartered by the Office of Thrift Supervision (the “OTS”) and is a member of the Federal Home Loan Bank System. Its deposits are insured by the Deposit Insurance Fund of the FDIC up to applicable limits. The Savings Bank is subject to comprehensive regulation and periodic examination by the OTS and the FDIC.

North Fork Bank is a banking corporation chartered under New York law, the deposits of which are insured by the Deposit Insurance Fund of the FDIC up to applicable limits. North Fork Bank is subject to comprehensive regulation and period examination by the New York State Banking Department (“NYSBD”) of the FDIC.

Superior is a national association, the deposits of which are insured by the Deposit Insurance Fund of the FDIC up to applicable limits.

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

The Corporation has filed applications with the Office of the Comptroller of the Currency to consolidate several of its banking subsidiaries into a single national bank, to be known as Capital One, N.A. This consolidation would include CONA, the Savings Bank and North Fork Bank. As part of this consolidation, the Corporation would also establish COAF and GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which offers residential and commercial mortgages, as operating subsidiaries of the new national bank.

Dividends and Transfers of Funds

Dividends to the Corporation from its direct and indirect subsidiaries represent a major source of funds for the Corporation to pay dividends on its stock, make payments on corporate debt securities and meet its other obligations. There are various federal and state law limitations on the extent to which the Banks can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as the Banks, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. Under OTS regulations, other limitations apply to the Savings Bank’s ability to pay dividends, the magnitude of which depends upon the extent to which the Savings Bank meets its regulatory capital requirements. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by the Bank if the Bureau of Financial Institutions determines that such a limitation would be in the public interest and necessary for the Bank’s safety and soundness.

Capital Adequacy

The Banks are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see pages 62-63 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy” and pages 119-121 in Item 8 “Financial Statements and Supplementary Data—Note 19—Regulatory Matters”. The Banks were well capitalized under these guidelines as of December 31, 2006.

Basel Committee

On September 25, 2006, the federal banking regulators published their proposed regulations to implement the international accord on revised risk-based capital rules known as “Basel II,” a capital regime that would apply to the largest and most complex institutions. Three months later, the regulators proposed revisions to the capital regime applicable to all the other banks, in an attempt to address perceived disparities, this new proposal referred to as “Basel IA.” Neither proposed regime would currently be mandatory for Capital One, but either could become so.

Although the Committee’s stated intent is that Basel II will not change the amount of overall capital in the global banking system, adoption of the proposed new capital rules could require us to increase the minimum level of capital held. We will continue to closely monitor regulatory action on Basel II and Basel IA and assess the potential impact to us.

FDICIA

Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” (“PCA”) with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2006, each of the Banks met the requirements for a “well-capitalized” institution. The “well-capitalized” classification is determined solely for the purposes of applying FDICIA’s PCA provisions, as discussed below, and should not be viewed as describing the condition or future prospects of a depository institution, including the Banks. Were any of the Banks to lose their status as “well-capitalized” they could be required to increase capital or lose access to deposits.

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

Investment Limitation and Qualified Thrift Lender Test

Federally-chartered savings banks such as the Savings Bank are subject to certain investment limitations. For example, federal savings banks are not permitted to make consumer loans (i.e., certain open-end or closed-end loans for personal, family or household purposes, excluding credit card loans) in excess of 35% of the savings bank’s assets. Federal savings banks are also required to meet the QTL Test, which generally requires a savings bank to maintain at least 65% “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) property used to conduct business) in certain “qualified thrift investments” (residential mortgages and related investments, including certain mortgage backed and mortgage related investments, small business related securities, certain state and federal housing investments, education loans and credit card loans) on a monthly basis in nine out of every twelve months. Failure to qualify under the QTL Test could subject the Savings Bank to substantial restrictions on its activities, including the activity restrictions that apply generally to bank holding companies and their affiliates and potential loss of grandfathered rights under the GLBA. As of December 31, 2006, 76% of the Savings Bank’s portfolio assets were held in qualified thrift investments, and the Savings Bank was in compliance with the QTL Test.

Subprime Lending Guidelines

On January 31, 2001, the federal banking agencies issued “Expanded Guidance for Subprime Lending Programs” (the “Guidelines”). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in “subprime” lending. The Guidelines adopted a broad definition of “subprime” loans which likely covers more than one-third of all consumers in the United States. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, we believe that a portion of our loan assets are viewed by the examiners as “subprime.” Thus, under the Guidelines, bank examiners could require the Bank or the Savings Bank to hold additional capital (from one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, as of December 31, 2006 the Bank and the Savings Bank each met the requirements for a “well-capitalized” institution. Federal examiners, however, have wide discretion as to how to apply the Guidelines and there can be no assurances that the Bank or the Savings Bank may not be required to hold additional regulatory capital against such assets.

For purposes of the Subprime Guidelines, we treat as “subprime” all loans in the Bank’s and the Savings Bank’s programs that are targeted at customers either with a Fair, Isaac and Company (“FICO”) score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital requirement that would otherwise apply to such assets.

Non-Traditional Mortgage Products Guidance

In September 2006, the Federal Financial Institutions Examinations Council (“FFIEC”) issued new guidance (the “Guidance”) with respect to non-traditional mortgage products. Non-traditional mortgage products are generally defined as residential mortgage loans that allow borrowers to defer repayment of principal or interest, such as interest-only loans and payment-option adjustable rate mortgages. The Guidance places new restrictions and requirements on the origination and servicing of non-traditional mortgage products, including heightened loan underwriting standards. These restrictions and requirements may adversely affect our mortgage operations.

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

Regulation of Lending Activities

The activities of the Banks as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (the “FCRA”), the Community Reinvestment Act and the Service members Civil Relief Act, as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order the Banks to compensate injured borrowers. Borrowers may also have a private right of action to bring actions for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Banks to collect outstanding balances owed by borrowers. These laws plus state sales finance laws also affect the ability of our automobile financing business to collect outstanding balances.

Privacy and Fair Credit Reporting

The Gramm-Leach-Bliley Act (“GLBA”) requires a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons, except as required or permitted under that Act as implemented. The Corporation and the Banks have written privacy notices that are available through the web site of the Corporation, the relevant legal entity, or both, and are delivered to customers when customer relationships begin, and annually thereafter, in compliance with the GLBA. In accordance with the privacy notices noted above, the Corporation and the Banks protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others to the extent they use or share such lists. The Corporation and the Banks require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLBA. To the extent that the GLBA and the FCRA require the Corporation or one or more of the Banks to provide customers and consumers the opportunity to opt out of sharing information, then the relevant entity or entities provide such options in the privacy notice. In addition to adopting federal requirements regarding privacy, the GLBA also permits individual states to enact stricter laws relating to the use of customer information. To date, at least California, Vermont and North Dakota have done so by statute, regulation or referendum, and other states may consider proposals which impose additional requirements or restrictions on the Corporation and/or the Banks. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Corporation and/or one or more of the Banks may need to amend their privacy policies and adapt their internal procedures.

Like other lending institutions, the Banks utilize credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which was enacted by Congress and signed into law in December 2003, extends the federal preemption of the FCRA permanently, although the law authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act. If financial institutions and credit bureaus fail to alleviate the costs and consumer frustration associated with the growing crime of identity theft, financial institutions could face increased legislative/regulatory and litigation risks. In addition, federal regulators are still in the process of promulgating regulations under the FACT Act; there can be no assurance that such regulations, when enacted, will not have an adverse impact on us.

Investment in the Corporation and the Banks

Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of capital stock of the Corporation in excess of the amount which can be acquired without regulatory approval. Each of the Banks is an “insured depository institution” within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Corporation without, in most cases, prior written approval of the Federal Reserve, the OCC or the OTS, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of voting stock of the Corporation. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations. Additionally, the Bank is a “bank” within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the “Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Bureau of Financial Institutions.

Non-Bank Activities

The Corporation’s non-bank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Insurance agency subsidiaries are regulated by state insurance regulatory agencies in the states in which they operate. Hibernia Asset Management, L.L.C., Hibernia Investments, L.L.C., Amivest Corporation and North Fork Financial Advisors, L.L.C. are registered investment advisers regulated under the Investment Advisers Act of 1940. Hibernia Asset Management provides investment advice to investment companies subject to regulation under the Investment Company Act of 1940.

Hibernia Investments, Hibernia Southcoast Capital, Inc., and NFB Investment Services Corporation are registered broker-dealers regulated by the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. In addition, Hibernia Investments and Hibernia Southcoast Capital, Inc. are regulated by the Louisiana Office of Financial Institutions through the Deputy Commissioner of Securities. The Company’s broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.

NFB Agency Corp. (“NFB Agency”) is a New York State licensed insurance agency that is regulated by the state insurance regulatory agencies in the states in which it operates. NFB Agency provides both personal and business insurance services to retail and commercial clients.

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

Legislation

Legislation has been enacted requiring additional disclosures for credit cards and other types of consumer lending. Such legislation places additional restrictions on the practices of credit card issuers and consumer lenders generally. In addition to the FCRA and FACT Act provisions discussed above, Congress has enacted broad changes to the federal Bankruptcy code, including a sweeping reform of the consumer bankruptcy provisions which, while instituting a means test for individuals filing under Chapter 13 and enacting other reforms, also requires credit card issuers to provide regular disclosures to customers of the financial effect of regularly making only the minimum required payment on their accounts. Also, proposals have been made to restrict certain consumer lending practices and expand the privacy protections afforded to customers of financial institutions. The current Congress is holding hearings on credit card practices of various kinds, including fees, marketing practices, and changing customers’ interest rates, but most analysts believe the prospects for broad legislation range from uncertain to unlikely. Consequently it remains unclear whether and in what form any legislation will be adopted or, if adopted, what its impact on us would be. Congress or individual states may in the future consider other legislation that would materially and/or adversely affect the banking or consumer lending industries.

Sarbanes-Oxley Act Compliance

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies that are required to file periodic reports with the Securities and Exchange Commission (“SEC”) and contains a number of significant changes relating to the responsibilities of directors and officers and reporting and governance obligations of SEC reporting companies. In addition, the Sarbanes-Oxley Act also created the Public Company Accounting Oversight Board (the “PCAOB”), a private sector, non-profit corporation whose mission is to oversee the auditors of public companies. The PCAOB recommends rulemaking to the SEC and sets certain standards for the auditors which it oversees. Since the passage of the Sarbanes-Oxley Act, we have taken a variety of steps which we believe places us in substantial compliance with the effective provisions of the Sarbanes-Oxley Act. We continue to monitor SEC rulemaking and PCAOB activities to determine if additional changes are needed to comply with provisions that may become effective in the future. Furthermore, our management has supervised the design of, or has designed, internal controls and procedures to provide reasonable assurances regarding the reliability of its financial reporting and disclosure controls and procedures to ensure that material information regarding the Company is made known to them, particularly during the period in which this Annual Report on Form 10-K is being prepared and has evaluated the effectiveness of those controls as more fully set forth in “Controls and Procedures” below. We have, in compliance with Section 404 of the Sarbanes-Oxley Act, certified, in connection with this Annual Report on Form 10-K, that we did not discover, during the execution of its internal control processes, any material weaknesses. Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of North Fork Bancorporation and its subsidiaries, which were acquired on December 1, 2006. In addition, our management policy is to disclose to our auditors and the Audit and Risk Committee of the Board of Directors significant deficiencies, if any, in the design or operation of our internal control over financial reporting, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, as well as any fraud, whether or not material, by those that have a significant role in these processes.

International Regulation

The Bank faces regulation in foreign jurisdictions where it currently operates, and may, in the future, operate. Those regulations may be similar to or substantially different from the regulatory requirements the Bank faces in the United States. In the United Kingdom, the Bank operates through the U.K. Bank, which was established in 2000. The U.K. Bank is regulated by the Financial Services Authority (“FSA”) and licensed by the Office of Fair Trading (“OFT”). The U.K. Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the U.K. The U.K. Bank has also been granted a full license by the OFT to issue consumer credit under the U.K.’s Consumer Credit Act—1974. The FSA requires the U.K. Bank to maintain certain regulatory capital ratios at all times, and it may modify those requirements at any time. The U.K. Bank obtains capital through earnings or through additional capital infusion from the Bank, subject to approval under Regulation K of the rules administered by the Federal Reserve. If the U.K. Bank is unable to generate or maintain sufficient capital in favorable terms, it may choose to restrict its growth to maintain its required capital levels. In addition, the U.K. Bank is limited by the U.K. Companies Act—1985 in its distribution of dividends to the Bank in that such dividends may only be paid out of the U.K. Bank’s “distributable profits.”

As in the U.S., in non-U.S. jurisdictions where we operate, we face a risk that the laws and regulations that are applicable to it (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact our business. The OFT has concluded the initial part of its industry wide investigation into alleged unfair contract terms in lending agreements and to how credit card companies calculate default charges, such as late, overlimit and returned check fees, in the U.K. The OFT has set out guidance on its view that default charges should cover only certain specified costs and it has issued guidance on what those costs may be. Specifically, the OFT has requested that the industry limit default fees to a maximum of twelve pounds sterling. The U.K. industry was given until June 28, 2006 to implement the OFT’s guidance. Capital One, as well as other U.K. card issuers, has complied with such request. The impact on the U.K. Bank depends on the success of actions we have taken and plans to take to mitigate the impact of this reduction. In addition, the OFT has confirmed that it will continue with its investigation into Visa’s and MasterCard’s current method of setting interchange fees applicable to U.K. domestic transactions. Cross-border interchange fees are also coming under scrutiny from the European Commission with the European Commission issuing a Statement of Objections in relation to MasterCard’s cross border interchange fees. While a final decision from the OFT is not expected before early 2009, the most likely outcome is that interchange fees will be reduced and this could adversely affect the yield on U.K. credit card portfolios, including ours, and could therefore adversely impact our earnings. Finally, in the United Kingdom, the Consumer Credit Act 2006 received Royal Assent on March 30, 2006 and has an implementation timetable extending from 2006 to 2008. The purpose of the Act is to reform the Consumer Credit Act—1974. The key areas covered by the Act are as follows: the creation of an “unfair relationship” test to enable debtors to challenge unfair relationships with creditors, the creation of alternative dispute resolution options for credit agreements, a requirement on lenders to provide additional information to debtors after the agreement is made, and a stricter licensing regime that will give the OFT new powers to fine lenders for their behavior. At this time, we cannot predict the extent to which the changes in the Act and Regulations will impact us.

Finally, we were recently cited by the FSA following an investigation into the sale of payment protection insurance “(PPI)”. PPI is a cross-sell product which protects a borrowers’ ability to keep up the payments on their credit card or loan in case of an accident, sickness or unemployment for a period of up to 12 months. In relation to our sale of PPI, we were fined by the FSA for failing to have adequate systems and controls and for failing to treat our customers fairly. Prior to the FSA’s investigation, Capital One had started a project to implement a number of significant improvements to its sales and administrative processes concerning PPI with a focus on customer communications. Capital One proactively worked with the FSA and has addressed all of its concerns. The fine did not have a material adverse effect on our results of operations or financial condition, and was significantly lower than other recent fines the FSA have imposed on other providers for failings in this area.

Statistical Information

The statistical information required by Item 1 can be found in Item 6 “Selected Financial Data”, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, “Financial Statements and Supplementary Data”, as follows:

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	pages 67-68

II.	Investment Portfolio	page 96

III.	Loan Portfolio	pages 63-75; 85; 99

IV.	Summary of Loan Loss Experience	pages 72-75; 98

V.	Deposits	pages 56; 101; 104

VI.	Return on Equity and Assets	page 30

VII.	Other Borrowings	pages 54-57; 101-104

Item 1A.	Risk Factors

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

We Face Intense Competition in All of Our Markets

We operate in a highly competitive environment, and we expect competitive conditions to continue to intensify as merger activity in the financial services industry continues to produce larger, better capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at better prices. In such a competitive environment, we may lose entire accounts, or may lose account balances, to competing financial institutions, or find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. Similarly, customer attrition from our deposit products, in addition to an increase in rates and/or services that we may offer to retain those deposits, may increase our expenses and therefore reduce our earnings. We expect that competition will continue to grow more intensely with respect to most of our products. Some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, lower-cost funding, and larger existing branch networks. These competitors may also consolidate with other financial institutions in ways that enhance these advantages and intensify our competitive environment.

With respect to our credit card business, we compete primarily with respect to price (primarily interest rates and fees), credit limit and other product features. Larger, better capitalized companies may be able to offer credit cards at better rates and with more attractive features than we can offer. Our other consumer lending businesses, including auto lending, small business lending, home loan lending, installment lending, our commercial lending businesses, and our businesses in international markets also compete on a similar variety of factors, including price, loan terms, product features and customer service.

Our banking business competes with national and state banks for deposits, loans, and trust accounts, and also competes with other financial services companies in offering various types of financial services. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products and services. Deposit customers are also sensitive to price and service level competition.

In addition, we compete on the basis of transaction execution, innovation and technology. Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we must continue to invest in technologies across all of our businesses, including transaction processing, data management, customer interactions and communications and risk management and compliance systems. We expect that new technologies will continue to emerge, and these new services and technologies could be superior to or render our technologies obsolete. Our future success will depend in part on our ability to continue to develop and adapt to technological changes and evolving industry standards. If we are not able to invest successfully in and compete at the leading edge of technological advances across all of our businesses, our revenues and profitability could suffer.

We May Experience Increased Delinquencies and Credit Losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (higher delinquencies, non-performing loans, or bankruptcy rates; lower collateral values) may require us to increase our allowance for loan losses and may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. The favorable credit environment we have experienced may not continue. In particular, we face the following risks in this area:

•

Missed Payments. We face the risk that customers will miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. Customers may be more likely to miss payments in the event of an economic downturn. In addition, we face the risk that consumer and commercial customer behavior may change (i.e. an increased willingness to fail to repay debt), causing a long-term rise in delinquencies and charge-offs. Our bankruptcy experience is generally correlated with national bankruptcy filing trends.

•

Collateral. We face the risk that collateral, when we have it, will be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Particularly with respect to our commercial lending and mortgage activities, decreases in real estate values could adversely affect the value of property used as collateral for our loans and investments. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

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

•

Underwriting. We face the risk that our ability to assess the credit worthiness of our customers may diminish. If the models and approaches we use to select, manage, and underwrite our consumer and commercial customers become less predictive of future charge-offs (due, for example, to changes in the competitive environment or in the economy), our credit losses and returns may deteriorate.

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

•

Mortgage repurchases. We face the risk that we may be required to repurchase mortgage loans that we sell to investors in the event that there was improper underwriting or fraud. Typically, loans are put back to originators if they experience delinquencies. Consequently, we may be exposed to credit risk associated with sold loans. We hold a reserve against this risk, but we face the risk that the reserve will not be adequate.

•	Industry practices. We face the risk that our charge-off and delinquency rates may be impacted by industry developments.

We Face Risk of Interest Rate Fluctuations

Like other financial institutions, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Changes in interest rates, including changes in the relationship between short term rates and long term rates, may have negative impacts on our net interest income and therefore our earnings. If the rate of interest we pay on our borrowings and deposits increases more than the rate of interest we earn on our assets, our net interest income, and therefore our earnings, would fall. Our earnings could also be negatively impacted if the interest rates we charge on our earning assets fall more quickly than the rates we pay on our borrowings and deposits. Changes in interest rates and competitor responses to those changes may affect the rate of customer pre-payments for mortgages and auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. These changes may require us to replace withdrawn balances with higher cost alternative sources of funding.

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

See pages 60-62 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” contained in this Annual Report on Form 10-K for the year ended December 31, 2006.

We May Fail To Realize All of the Anticipated Benefits of our Mergers with Hibernia Corporation and North Fork Bancorporation

The success of our mergers with Hibernia and North Fork will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Capital One, Hibernia and North Fork. However, to realize these anticipated benefits, we must successfully combine these businesses. While we have successfully completed the integration of Hibernia, we are in the early stages of the North Fork integration. If we are not able to achieve the objectives of the North Fork integration, the anticipated benefits of the mergers, such as cost savings and other synergies, may not be realized fully or at all or may take longer to realize than expected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the mergers. Integration efforts also will divert management attention and resources. These integration matters could have an adverse effect on Capital One during such transition period.

Our recent acquisitions also involve our entry into new businesses and new geographic or other markets which present risks resulting from our relative inexperience in these new areas and these new businesses. Historically, our business has not focused on retail and commercial banking. These new businesses change the overall character of our consolidated portfolio of businesses and react differently to economic and other external factors. While we have senior managers with experience in the banking industry, we may not be able to retain our experienced banking personnel to develop such expertise internally or to recruit it externally. If we are unable to retain or develop such personnel, our business will suffer.

In addition, as with many integration efforts, the integrations of Hibernia and North Fork face the challenges of combining the cultural and historical identities of institutions that previously operated independently. Particularly with respect to the acquisition of North Fork, we face the risk that we will not be able to successfully integrate their commercial and local retail lending cultures with our national scale lending culture. Furthermore, we may be unable to appreciate the cultural factors that drive these new businesses. If we are unable to successfully adapt our unique cultural perspectives, our integration efforts and our overall business could suffer.

Finally, North Fork entered into an informal memorandum of understanding with the bank regulatory authorities pursuant to which it is required to take certain actions regarding its anti-money laundering compliance program. We are responsible for fulfilling the obligations of this informal memorandum of understanding, which may be more costly or take more time than we initially anticipated.

We Face Risk From Economic Downturns

Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. In the United States, we face the risk that the effects of higher interest rates, higher energy costs and pressure on housing prices may place added strain on consumers’ ability to make purchases and repay their loans. Accordingly, an economic downturn in the United States (either local or national), can hurt our financial performance as accountholders default on their loans or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity. Furthermore, because our business model is to lend across the credit spectrum, we make loans to lower credit quality customers. These customers generally have higher rates of charge-offs and delinquencies than do higher credit quality customers.

Finally, the credit environment in certain geographic areas may continue to worsen, which also could hurt our financial performance. Although we are geographically diversified, we have concentrations of our commercial loans in the New York metropolitan area and Louisiana. The regional economic conditions in these areas affect the demand for our products and services as well as the ability of our customers to repay loans and the value of the collateral securing these loans. A significant decline in the general economic conditions in these regional economies could have a material adverse effect on our financial condition and results of operations.

We Face Risk Related to the Strength of our Operational, Technological and Organizational Infrastructure

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand and as we integrate acquired businesses. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of Capital One and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. From time to time, we may need to change or upgrade our technology infrastructure. We may experience disruption, and we may face additional exposure to these risks during the course of making such changes. In addition, as we acquire other institutions, we face additional challenges when integrating different operational platforms. Such integration efforts may be more disruptive to the business and/or more costly than we anticipate.

In some cases, we outsource the maintenance and development of our operational and technological functionality to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. As we increase the amount of our infrastructure that we outsource to third parties, we increase our exposure to this risk.

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

Finally, in addition to maintaining a solid infrastructure platform, we are also dependent on recruiting management and operations personnel with the experience to run an increasingly large and complex business. Although we take steps to retain our existing management talent and recruit new talent as needed, we face a competitive market for such talent and there can be no assurance that we will continue to be able to maintain and build a management team capable of running our increasingly large and complex business. Also, we may acquire key personnel in connection with the acquisition of businesses. While we strive to retain such personnel, there can be no assurance that we will be able to do so.

The Credit Card Industry Faces Increased Litigation Risks Relating to Industry Structure

We face risks from the outcomes of certain credit card industry litigation. Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks have been involved in several different lawsuits challenging various practices of MasterCard and Visa and their member banks. In November 2004, American Express filed an antitrust lawsuit against MasterCard and Visa and several member banks, alleging, among other things, that the defendants implemented practices that prevented member banks from issuing American Express cards. The Corporation, the Bank and the Savings Bank are named defendants in this lawsuit. Separately, a number of entities, each purporting to represent a class of retail merchants, also have filed antitrust lawsuits against MasterCard, Visa and several member banks, including the Corporation and certain of its subsidiaries.

Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits; (ii) the likelihood and amount of any possible judgments; (iii) the likelihood, amount and validity of any claim against MasterCard and Visa’s member banks, including us; (iv) changes in industry structure that may result from the suits; and (v) the effects of these suits, in turn, on competition in the industry, member banks, as well as interchange and association fees, we cannot determine at this time the long-term effects that these suits may have on us. For a full description of the litigation risks that we face in connection with the structure of our industry, please refer to Industry Litigation on page 123 in Item 8 “Financial Statements and Supplementary Data—Notes to the Financial Statements—Note 20.”

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

We operate in a heavily regulated industry and are therefore subject to a wide array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations, may increase our costs and/or limit our ability to pursue certain business opportunities. As our business grows in size and complexity, establishing systems and processes to achieve compliance may become more difficult and costly. We face additional compliance challenges as a result of our acquisition of North Fork, which may be more costly and/or require more management attention than we anticipate. In addition, we face similar risks with respect to our international businesses, where changing laws and regulations may have an adverse impact on our results. For a description of the laws and regulations to which we are subject, please refer to Supervision and

Regulation, pages 10-18. The regulatory environment in which we operate could have a negative impact on our business and our financial results.

We Face the Risk of Fluctuations in Our Expenses and Other Costs that May Hurt Our Financial Results

Our expenses and other costs, such as operating, labor and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provide them with increased operational efficiencies, it is important that we are able to successfully manage our expenses. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Investments in infrastructure, which may be necessary to maintain a competitive business, may increase operational expenses in the short-run. As our business develops, changes or expands, additional expenses can arise from management of outsourced services, asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Integration of acquired entities may also increase our expenses, and we may be less able to predict the operational expenses of newly acquired businesses. If we are unable to successfully manage our expenses, our financial results will suffer.

Reputational Risk and Social Factors May Impact our Results

Our ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. Particularly, negative perceptions regarding our reputation could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us. In addition, adverse developments or perceptions regarding the practices of our competitors, or our industry as a whole, may also negatively impact our reputation. Finally, negative perceptions regarding the reputations of third parties with whom we have important relationships, such as our independent auditors, also may adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, could result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer them. Adverse reputational impacts or events also may increase our litigation risk. See “The Credit Card Industry Faces Increased Litigation Risks Relating to Industry Structure” on page 23.

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

We May Face Limited Availability of Financing, Variation in Our Funding Costs and Uncertainty in Our Securitization Financing

In general, the amount, type and cost of our funding, including financing from other financial institutions, the capital markets and deposits, directly impact our expenses in operating our business and growing our assets and therefore, can positively or negatively affect our financial results.

A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, interest rate fluctuations, rating agencies’ actions, and the general state of the U.S. and world economies. Also, because we depend on the capital markets for funding and capital, we could experience reduced availability and increased cost of funding if our debt ratings were lowered. Also, we compete for funding with other banks, savings banks and similar companies, some of which are publicly traded. Many of these institutions are substantially larger, may have more capital and other resources and may have better debt ratings than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.

As part of our capital markets financing, we actively securitize our consumer loans. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for additional funding. This early amortization could, among other things, have a significant effect on the ability of certain of our business entities to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. See pages 58-60 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management” contained in this Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

In March, 2006, we completed the purchase of the previously leased, 570,000 square foot headquarters building located at 1680 Capital One Drive, McLean, Virginia. The building is located on a 31 acre parcel of land and houses our executive offices and Northern Virginia staff. Generally, we use our properties to support all of our business segments.

We own approximately 316 acres of land in Goochland County, Virginia purchased for the construction of an office campus (the “West Creek Campus”) to consolidate certain operations in the Richmond area. Between 2002 and 2005, seven office buildings, a support facility and a training center were constructed and occupied at the West Creek Campus. Totaling nearly 1.2 million square feet, the West Creek Campus houses multiple business and staff groups. Ample land availability provides the flexibility for further expansion should business demand increase. Another 460,000 square feet in office, data and production space is owned in Richmond, Virginia, along with a 344,075 square foot facility in Nottingham, United Kingdom, from which we conduct credit, collections, customer service and other operations. Our businesses also occupy leased space totaling, in the aggregate, about 720,000 square feet in locations across Richmond, Virginia; Boston and Framingham, MA; Tampa, FL; and Toronto, Canada.

For our mortgage business, we own a 35,000 square foot loan servicing center in Columbus, Georgia, and we otherwise occupy leased office and warehouse space totaling nearly 335,000 square feet in California. In addition, we lease an additional 290,000 square feet across Georgia, Washington, Minnesota, Idaho, North Carolina, Florida, Colorado, Illinois, Virginia, New Jersey, Texas, Oregon, Nevada, Pennsylvania, New York, Maryland, Arizona, Utah, Michigan, Connecticut, Massachusetts, and Ohio.

Our Banking segment and North Fork Bank’s office and branch operations are conducted primarily utilizing about 3.5 million square feet in owned properties and 3.6 million square feet in leased locations in Louisiana, New Jersey, New York and Texas. Portions of the office portfolio are sub-leased where internal demand permits.

Our Auto Finance segment occupies approximately 640,000 square feet of leased space, with the majority in Texas, and other locations across California, Maine, Massachusetts, Washington, Missouri, Arizona, Michigan, North Carolina, Nevada, New Jersey, Illinois, Virginia, Florida, Pennsylvania, Texas, Oklahoma and Georgia.

Our Global Financial Services segment occupies leased offices of 147,000 square feet in Overland Park, Kansas and about 39,500 square feet in the United Kingdom. GFS also occupies a portion of the Company’s leased space in Toronto, Canada and Boston and Framingham, Massachusetts.

Item 3.	Legal Proceedings.

The information required by Item 3 is included in Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 20” on pages 121-124.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending December 31, 2006, no matters were submitted for a vote of our stockholders.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2006	29,692	$81.06	N/A	N/A
November 1-30, 2006	35,286	$77.79	N/A	N/A
December 1-31, 2006	140,266	$78.82	N/A	N/A
Total	205,244	$78.97	N/A	N/A
(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Cumulative Shareholder Return

The following graph compares cumulative total stockholder return on our common stock with the S&P Composite 500 Stock Index (“S&P 500 Index”) and an industry index, the S&P Financial Composite Index (“S&P 500 Financials Index”), for the period from December 31, 2001 to December 31, 2006. The graph assumes an initial investment of $100 in common stock of the specified securities. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. The stock price performance on the graph below is not necessarily indicative of future performance.

	2001	2002	2003	2004	2005	2006
Capital One	100.00	55.25	114.21	157.16	161.48	143.76
S&P 500 Index	100.00	76.63	96.85	105.56	108.73	123.54
S&P 500 Financials Index	100.00	83.57	106.91	115.72	120.02	139.42

The remaining information required by Item 5 is included under the following:

Item 1	“Business—Overview”	Page 3
Item 1	“Business—Supervision and Regulation—Dividends and Transfers of Funds”	Page 12
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management”	Pages 60-62
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy”	Pages 62-63
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividend Policy”	Page 63
Item 8	“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19”	Pages 119-121

Item 8	“Financial Statements and Supplementary Data—Selected Quarterly Financial Data”	Page 141

Item 6.	Selected Financial Data

(Dollars in millions, Except Per Share Data)	2006	2005		2004	2003	2002	Five Year Compound Growth Rate
Income Statement Data:
Interest income	$8,194.2	$5,726.9		$4,794.4	$4,367.7	$4,180.8	22.91%
Interest expense	3,094.6	2,046.6		1,791.4	1,582.6	1,461.7	21.45%
Net interest income	5,099.6	3,680.3		3,003.0	2,785.1	2,719.1	23.85%
Provision for loan losses	1,476.4	1,491.1		1,220.9	1,517.5	2,149.3	5.67%
Net interest income after provision for loan losses	3,623.2	2,189.2		1,782.1	1,267.6	569.8	41.91%
Non-interest income	6,996.7	6,358.1		5,900.2	5,415.9	5,466.8	9.41%
Non-interest expense	6,967.2	5,718.3		5,322.2	4,856.7	4,585.6	11.42%
Income before income taxes and cumulative effect of accounting change	3,652.7	2,829.0		2,360.1	1,826.8	1,451.0	28.68%
Income taxes	1,238.2	1,019.9		816.6	676.0	551.4	25.77%
Income before cumulative effect of accounting change	2,414.5	1,809.1		1,543.5	1,150.8	899.6	30.33%
Cumulative effect of accounting change, net of taxes of $8.8	—	—		—	15.0	—
Net income	$2,414.5	$1,809.1		$1,543.5	$1,135.8	$899.6	30.33%
Dividend payout ratio	1.34%	1.52%		1.66%	2.14%	2.61%
Per Common Share:
Basic earnings per share	$7.80	$6.98		$6.55	$5.05	$4.09	20.58%
Diluted earnings per share	7.62	6.73		6.21	4.85	3.93	21.23%
Dividends	0.11	0.11		0.11	0.11	0.11
Book value as of year-end	61.56	46.97		33.99	25.75	20.44
Selected Year-End Reported Balances:
Liquidity portfolio	$27,730.3	$16,491.6	(1)	$10,359.1	$7,464.7	$5,064.9	51.56%
Loans held for investment	96,512.1	59,847.7		38,215.6	32,850.3	27,343.9	35.77%
Allowance for loan losses	(2,180.0)	(1,790.0)		(1,505.0)	(1,595.0)	(1,720.0)	21.01%
Total assets	149,739.3	88,701.4		53,747.3	46,283.7	37,382.4	39.66%
Interest-bearing deposits	74,122.8	43,092.1		25,636.8	22,416.3	17,326.0	42.00%
Total deposits	85,770.9	47,933.3		25,636.8 (2)	22,416.3 (2)	17,326.0 (2)	46.20%
Borrowings	33,982.5	22,278.1		16,511.8	14,812.6	11,930.7	29.50%
Stockholders’ equity	25,235.2	14,128.9		8,388.2	6,051.8	4,623.2	50.00%
Selected Average Reported Balances:
Liquidity portfolio	$18,794.4	$12,797.1	(1)	$10,525.0	$6,961.2	$4,467.7	43.97%
Loans held for investment	63,577.3	40,734.2		34,265.7	28,677.6	25,036.0	29.76%
Allowance for loan losses	(1,791.2)	(1,482.9)		(1,473.0)	(1,627.0)	(1,178.2)	22.94%
Total assets	95,809.8	61,360.5		50,648.1	41,195.4	34,201.7	32.63%
Interest-bearing deposits	45,739.0	28,370.7		24,313.3	19,768.0	15,606.9	34.55%
Total deposits	50,673.4	29,019.7		24,313.3 (2)	19,768.0 (2)	15,606.9 (2)	37.33%
Borrowings	24,724.5	18,031.9		15,723.6	12,978.0	11,381.1	25.14%
Stockholders’ equity	16,203.4	10,594.3		7,295.5	5,323.5	4,148.2	42.26%
Reported Metrics:
Revenue margin	14.31%	18.08	(1)%	19.08%	21.95%	26.28%
Net interest margin	6.03	6.63	(1)	6.44	7.45	8.73
Delinquency rate	2.74	3.14		3.85	4.79	6.12
Net charge-off rate	2.21	3.55		3.78	5.74	5.03
Return on average assets	2.52	2.95		3.05	2.76	2.63
Return on average equity	14.90	17.08		21.16	21.34	21.69
Average equity to average assets	16.91	17.27		14.40	12.92	12.13
Operating expense as a % of average loans	8.69	10.65		11.63	13.04	14.04
Allowance for loan losses to loans	2.26	2.99		3.94	4.86	6.29
Managed Metrics:
Revenue margin	10.63%	12.45	(1)%	12.89%	14.65%	16.93%
Net interest margin	6.86	7.80	(1)	7.88	8.64	9.23
Delinquency rate	3.02	3.24		3.82	4.46	5.60
Net charge-off rate	2.84	4.25		4.41	5.86	5.24
Return on average assets	1.69	1.72		1.73	1.52	1.47
Operating expense as a % of average loans	4.96	5.09		5.41	5.94	6.66
Average loans held for investment	$111,328.6	$85,265.0		$73,711.7	$62,911.9	$52,799.6	25.60%
Year-end loans held for investment	$146,151.3	$105,527.5		$79,861.3	$71,244.8	$59,746.5	26.42%
Year-end total loan accounts	50.0	49.7		48.6	47.0	47.4	2.68%
(1)	Prior period amounts have been reclassified to conform with current period presentation.
(2)	Non-interest bearing deposits for the years 2002—2004 were included in other liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (the “Bank”) which currently offers credit card products and deposit products and also can engage in a wide variety of lending and other financial activities

•	Capital One, F.S.B. (the “Savings Bank”) which offers consumer and commercial lending and consumer deposit products

•	Capital One, National Association (“CONA”) which offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients

•	Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products

•	North Fork Bank (“North Fork Bank”) which offers a full range of banking products and financial services, to both consumer and commercial customers

Another subsidiary of the Corporation, Superior Savings of New England, N.A. (“Superior”) focuses on telephonic and media-based generation of deposits. In addition, a subsidiary of North Fork Bank, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) offers residential and commercial mortgages.

The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”. The Company is delivering on its strategy of combining the power of national scale lending and local scale banking. As of December 31, 2006, the Company had $85.8 billion in deposits and $146.2 billion in managed loans outstanding.

The Company’s earnings are primarily driven by lending to consumers and commercial customers and by deposit-taking activities which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect the Company’s profitability.

The Company’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements, and branch operations and expansion costs), marketing expenses, and income taxes.

II. Critical Accounting Estimates

The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Several of these policies are considered to be more critical to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Areas with significant judgment and/or estimates or that are materially dependent on management judgment include: determination of the level of allowance for loan and lease losses, valuation of goodwill and other intangibles, finance charge and fee revenue recognition, valuation of mortgage servicing rights, valuation of representation and warranty reserves, valuation of retained interests from securitization transactions, recognition of customer reward liability, treatment of derivative instruments and hedging activities, and accounting for income taxes.

Additional information about accounting policies can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1” on pages 81-89.

Determination of Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolios. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is based on distinct allowance methodologies depending on the type of loans which include specifically identified criticized loans, migration analysis, forward loss curves and historical loss trends. In evaluating the sufficiency of the allowance for loan and lease losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable. The evaluation process for determining the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require the Company’s prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

As of December 31, 2006, the balance in the Allowance for loan and lease losses was $2.18 billion.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets (primarily core deposit intangibles) reflected on the Consolidated Balance Sheets arose from previous acquisitions. At the date of acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The excess of cost over the fair value of the net assets acquired is recorded on the balance sheet as goodwill. The cost includes the consideration paid and all direct costs associated with the acquisition. Indirect costs relating to the acquisition are expensed when incurred based on the nature of the item.

In accordance with the requirements specified in Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level (which is the same level as the Company’s four operating segments identified in Note 3 to the Consolidated Financial Statements).

The first part of the test is a comparison at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment charge for the amount of the difference.

The fair values of reporting units are determined primarily using discounted cash flow models based on each reporting unit’s internal forecasts.

Intangible assets having an estimated useful life are separately recognized and amortized over their estimated useful lives.

As of December 31, 2006, goodwill of $13.6 billion and net intangibles of $1.3 billion were included in the Consolidated Balance Sheet.

Finance Charge and Fee Revenue Recognition

The Company recognizes earned finance charges and fee income on open ended loans according to the contractual provisions of the credit arrangements. When the Company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of finance charge and fee receivables using a formula based on historical account migration patterns and current delinquency status. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue.

The amount of finance charges and fees suppressed were $0.9 billion for the year ended December 31, 2006.

Valuation of Mortgage Servicing Rights

The right to service mortgage loans for others, or Mortgage servicing rights (“MSRs”), is recognized when mortgage loans are sold in the secondary market and the rights to service these loans are retained for a fee. The MSRs’ initial carrying value is determined by allocating the recorded investment in the underlying mortgage loans between the assets sold and the interest retained based on their relative fair values at the date of transfer. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. The Company uses assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSRs. If actual prepayment experience differs from the anticipated rates used in the Company’s model, this difference could result in a material change in MSR value.

MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is analyzed quarterly and adjusted to reflect changes in prepayment speeds.

The MSR balance is $252.3 million at December 31, 2006.

Valuation of Representation and Warranty Reserve

The representation and warranty reserve is available to cover probable losses inherent with the sale of mortgage loans in the secondary market by GreenPoint. In the normal course of business, certain representations and warranties are made to investors at the time of sale, which permit the investor to return the loan to the seller or require the seller to indemnify the investor for losses incurred by the investor while the loan remains outstanding. The evaluation process for determining the adequacy of the representation and warranty reserve and the periodic provisioning for estimated losses is performed for each product type on a quarterly basis. Factors considered in the evaluation process include historical sales volumes, aggregate repurchase and indemnification activity and actual losses incurred.

As of December 31, 2006, the representation and warranty reserve carried a balance of $156.0 million.

Valuation of Retained Interests from Securitization Transactions

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

As of December 31, 2006, the retained interest on the Consolidated Balance sheet was $2.2 billion.

Recognition of Customer Rewards Liability

The Company offers credit cards that provide program members with various rewards such as airline tickets, free or deeply discounted products or cash rebates, based on purchase volume. The Company establishes a rewards liability based on points earned which are ultimately expected to be redeemed and the average cost per point redemption. As points are redeemed, the rewards liability is relieved. The cost of reward programs is reflected as a reduction to interchange income. The rewards liability will be affected over time as a result of changes in the number of account holders in the reward programs, the actual amount of points earned and redeemed, general economic conditions, the actual costs of the rewards, changes made by reward partners and changes that the Company may make to the reward programs in the future. To the extent assumptions used by management do not prevail, rewards costs could differ significantly, resulting in either a higher or lower future rewards liability, as applicable.

As of December 31, 2006, the rewards liability was $1.1 billion.

Treatment of Derivative Instruments and Hedging Activities

The Company utilizes certain derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company’s goal is to manage sensitivity to changes in rates by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities, thereby limiting the impact on earnings. By using derivative instruments, the Company is exposed to credit and market risk. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken in conjunction with the risks which are being hedged. The Company manages credit risk through strict counterparty credit risk limits and/or collateralization agreements.

At inception, the Company determines if a derivative instrument meets the criteria for hedge accounting under SFAS No. 133. Ongoing effectiveness evaluations are made for instruments that are designated and qualify as hedges. If the derivative is free standing, no assessment of effectiveness is needed by management.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

The calculation of the Company’s income tax provision is complex and requires the use of estimates and judgments. When analyzing business strategies, the Company considers the tax laws and regulations that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax provisions or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on its overall tax position and the estimates and judgments utilized in determining the income tax provision and records adjustments as necessary.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

For the year ended December 31, 2006, the provision for income taxes was $1.2 billion, and as of December 31, 2006, the valuation allowance was $15.5 million.

III. Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $49.0 billion as of December 31, 2006, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

The securitization of consumer loans has been a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2007 to 2025 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity; however, a significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

Recourse Exposure

The credit quality of the receivables transferred is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, cash reserve accounts and accrued interest and fees on the investor’s share of the pool of receivables. Some of these credit enhancements are retained by the seller and are referred to as retained residual interests. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. Securitization investors and the trusts only have recourse to the retained residual interests, not the Company’s assets. See pages 124-127 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 22” for quantitative information regarding retained interests.

Collections and Amortization

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted, in general, to the Company. Under certain conditions, some of the cash collected may be retained to ensure future payments to investors. For amortizing securitizations, amounts collected in excess of the amount that is used to pay the above amounts are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal. See pages 124-127 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 22” for quantitative information regarding revenues, expenses and cash flows that arise from securitization transactions.

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Bank and Savings Bank to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of December 31, 2006, no early amortization events related to the Company’s off-balance sheet securitizations have occurred.

The amounts of investor principal from off-balance sheet consumer loans as of December 31, 2006 that are expected to amortize into the Company’s consumer loans, or be otherwise paid over the periods indicated, are summarized in Table 10. Of the Company’s total managed loans, 34% and 43% were included in off-balance sheet securitizations for the years ended December 31, 2006 and 2005, respectively.

Letters of Credit and Financial Guarantees

The Company issues letters of credit (both standby and commercial) and financial guarantees to meet the financing needs of its customers. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit and commercial letters of credit, and the results of these reviews are considered in assessing the adequacy of the Company’s allowance for loan losses.

Loan and Line of Credit Commitments

For credit extended through credit cards, only drawn and outstanding loan balances are recorded on the Consolidated Balance Sheet. The Company has unused available credit card lines and does not anticipate that all of its customers will exercise their entire available line at any given point in time. The Company generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

The Company enters into commitments to extend credit other than credit card lines that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future requirements.

Securitization Guarantees

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

As of and for the year Ended December 31, 2006

(Dollars in millions)	Total Reported	Securitization Adjustments(1)	Total Managed(2)

Income Statement Measures
Net interest income	$5,100	$3,841	$8,941
Non-interest income	$6,997	$(2,094)	$4,903

Total revenue	$12,097	$1,747	$13,844
Provision for loan losses	$1,476	$1,748	$3,224
Net charge-offs	$1,407	$1,751	$3,158

Balance Sheet Measures
Loans held for investment	$96,512	$49,639	$146,151
Total assets	$149,739	$48,906	$198,645
Average loans held for investment	$63,577	$47,752	$111,329
Average earning assets	$84,522	$45,726	$130,248
Average total assets	$95,810	$47,172	$142,982
Delinquencies	$2,648	$1,766	$4,414

(1)	Income statement adjustments for the year ended December 31, 2006 reclassify the net of finance charges of $5,485.0 million, past due fees of $938.6 million, interest income of $(239.7) million and interest expense of $2,342.7 million; and net charge-offs of $1,747.5 million to Non-interest income from Net interest income and Provision for loan losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

V. Management Summary

The following discussion provides a summary of 2006 results compared to 2005 results and 2005 results compared to 2004 results. Each component is discussed in further detail in subsequent sections of this analysis.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income increased 33% to $2.4 billion for the year ended December 31, 2006. The Company reported 13% diluted earnings per share growth in 2006, while achieving a number of significant milestones, including the successful integration of Hibernia, the acquisition of North Fork, upgraded credit ratings, and a significant upgrade of the systems infrastructure.

Diluted earnings per share were $7.62 for the full year, which included a $0.32 dilutive impact from the North Fork acquisition.

Revenue growth was fueled by managed loan growth in the Auto Finance and Global Financial Services segments and a full year of Hibernia results, offset by declining revenues in U.S. Card driven by ongoing changes in product strategy. The provision for loan losses slightly declined year over year, despite reported loan growth, due to the continued increase in the concentration of higher credit quality loans in the reported loan portfolio combined with a continued favorable loss environment resulting from, in part, a slower than expected return of bankruptcy related charge-offs to historical levels, and the alignment of allowance methodologies across acquired businesses.

Non-interest expense increased $1.2 billion in 2006 driven by increases in operating expense. The increase in operating expense was driven primarily by a full year of Hibernia’s results which contributed $951.3 million (which includes integration costs and costs to support the branch expansion efforts) of the overall increase, the one month impact of the North Fork acquisition which added $97.4 million of operating expense, and increased costs for infrastructure investments, including the conversion of the Company’s cardholder transaction and account processing platform. Although operating expenses increased for the year, operating expense as a percentage of average managed assets continued to decline, reflecting the Company’s improved operating efficiency. The Company’s return on managed assets of 1.69% is consistent with prior years and reflects the sustainability and diversification of the Company’s earnings stream.

Managed loans as of December 31, 2006 were $146.2 billion, up 39% from 2005. Excluding the $31.7 billion of loans from the North Fork acquisition, managed loans grew to $114.4 billion, with organic loan growth at 10% year over year. The Company ended the year with $85.8 billion in deposits which included $38.5 billion of deposits from the acquisition of North Fork. These deposits represent approximately 50% of 2006 total managed liabilities.

In 2006, the Company made additional progress to become a diversified financial services company. The successful integration of Hibernia and the acquisition of North Fork have expanded the Company’s local banking presence. Strong growth in Auto Finance and domestic Global Financial Services segments and the addition of GreenPoint’s nationwide mortgage business bolster the Company’s national lending position. The Company delivered solid results and built a strong balance sheet.

As a result of the corporate strategies and banking acquisitions, the Company’s debt ratings were upgraded during 2006. Moody’s raised its rating to A2 and A3 at the Bank and the Corporation respectively. Two Standard & Poor upgrades now have the Company rated A- at the Bank entities and BBB+ at the Corporation.

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

Revenue growth was driven by growth in the managed loan portfolio and contributions from 2005 acquisitions. Provision for loan losses increased due to growth in the reported loan portfolio, estimated losses from the Gulf Coast Hurricanes, and an increase in net charge-offs resulting from the enactment of the Bankruptcy Abuse Prevention and Consumer Act of 2005 (“new bankruptcy legislation”). Non-interest expense increased in 2005 driven by increases in operating expense. The increase in operating expense was driven primarily by the 2005 acquisitions, which contributed 86% of the overall increase, and slightly higher one-time charges in 2005, offset by lower 2005 charges related to the corporate-wide cost initiatives. Although operating expenses increased for the year, operating expense as a percentage of average managed assets continued to decline, reflecting the Company’s improved operating efficiency. The Company’s return on managed assets of 1.72% was consistent with prior years and reflected the sustainability and diversification of the Company’s earnings stream.

The Company continued to achieve strong loan growth in its Auto Finance and Global Financial Services segments, which accounted for 91% of the loan growth in 2005 and represented 45% of managed loans at December 31, 2005, excluding $16.3 billion in loans added through the Hibernia acquisition. This growth was achieved through organic originations and the acquisition of Onyx Acceptance Corporation (“Onyx”), a specialty auto loan originator and the Key Bank portfolio which were included in the Auto Finance segment.

In 2005, the Company expanded its lending and deposit products and its distribution channels while delivering strong results and maintaining a strong balance sheet. Total assets continued to grow and the Company continued to maintain significant levels of liquidity. Capital ratios remained well above the regulatory “well capitalized” thresholds following the acquisition of Hibernia.

2006 Significant Events

Acquisition of North Fork Bancorporation

On December 1, 2006, Capital One acquired 100% of the outstanding common stock of North Fork Bancorporation, a bank holding company with more than 350 bank branches in the New York metropolitan area and a nationwide mortgage business. Pursuant to the Merger Agreement, each share of North Fork common stock outstanding at the effective time of the merger was converted into the right to receive either $28.144 in cash or 0.3692 of a share of Capital One common stock, at the election of each North Fork stockholder, subject to proration due to limitations on the aggregate amount of cash to be paid by Capital One in the merger and depending on the election of other North Fork stockholders, as specified in the Merger Agreement. Capital One paid $13.2 billion in cash and Capital One common stock to North Fork stockholders.

The average of the closing prices of Capital One common stock on the NYSE for the five trading days ending the day before the completion of the merger was $76.24. The total consideration of $13.2 billion included the value of outstanding stock options and was paid with the issuance of 104.0 million shares of Capital One’s common stock and $5.2 billion in cash consideration. Upon completion of the merger, outstanding options of North Fork were exchanged for options of Capital One with the number of options and option price adjusted for the exchange ratio. Capital One financed the cash portion of the acquisition through a combination of short term liquidity conversions and debt offerings. Specifically, Capital One acquired the common shares by liquidating $1.0 billion of federal funds sold and resale agreements and by issuing $995.0 million of trust preferred capital securities and $3.2 billion of senior and subordinated debt.

Debt Issuance to fund North Fork Acquisition

In June 2006, the Company and Capital One Capital II, a subsidiary of the Company created as a Delaware statutory business trust, issued $345.0 million aggregate principal amount of 7.5% Enhanced Trust Preferred Securities (the “Enhanced TRUPS®”) that are scheduled to mature on June 15, 2066. The securities represent a preferred beneficial interest in the assets of the trust and are recorded in other borrowings in the balance sheet. For regulatory capital purposes the securities are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

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

In August 2006, the Company issued $1.0 billion aggregate principal amount of 6.150% Subordinated Notes due September 1, 2016.

In September 2006, the Company issued $1.1 billion of Floating Rate Senior Notes due September 10, 2009 and $1.1 billion of 5.7% Senior Notes due September 15, 2011.

North Fork Balance Sheet Derivative

In April 2006, the Company entered into derivative instruments to mitigate certain exposures it faced as a result of the expected acquisition of North Fork. The position was designed to protect the Company’s tangible capital ratios from falling below a desired level in the event that subsequent increases in interest rates had reduced the mark-to-market value of North Fork’s balance sheet prior to closing. The Company’s maximum negative exposure was expected to be no more than approximately $50 million. The derivative instruments were not treated as designated hedges under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such were marked to market through the income statement until the derivatives were terminated. The derivative instruments expired out of the money and unexercised on October 2, 2006 with a $50.1 million reduction to non-interest income.

Loss on Sale of Securities

Subsequent to the North Fork acquisition, in December the Company sold a number of Treasury and Agency securities realizing a loss of $34.9 million.

Sale of Mortgage Loans

During the fourth quarter, the Company entered agreements and established the price with third parties to sell $1.5 billion of CONA’s residential mortgage portfolio and $4.2 billion of North Fork Bank’s mortgage portfolio as part of a balance sheet downsizing related to the acquisition of North Fork. In December 2006, $0.2 billion of loans were sold, resulting in a loss of $9.2 million. The Company recognized a loss of $21.4 million resulting from the mark to lower of cost or market on the remaining $5.5 billion of mortgage loans held for sale which was recorded in mortgage banking operations income. The Company entered into freestanding interest rate swaps to mitigate the interest rate exposure on the mortgage loans held for sale. The Company recognized a mark-to-market gain on the freestanding interest rates swaps of $35.7 million in mortgage banking operations income.

MasterCard, Inc. Initial Public Offering

In May 2006, MasterCard, Inc. completed an initial public offering of its stock. In connection with this transaction the Company received 2,305,140 Class B shares of which 1,360,032 Class B shares were immediately redeemed by

MasterCard, Inc. The Company recognized a $20.5 million gain from the share redemption, which was recorded in other non-interest income. The Class B shares carry certain trading restrictions which lapse in 2010.

Charged-Off Loan Portfolio Sale

In February 2006, the Company recognized $83.8 million of income from the sale of a combination of previously purchased charged-off loan portfolios and Company originated charged-off loans. The sale resulted in the acceleration of certain future portfolio returns. The pre-tax income is reflected in the following income statement line items: an increase of $66.4 million to various revenue line items, the majority of which was recorded to other non-interest income for the portion related to purchased charged-off loan portfolios; a $7.0 million reduction in the provision for loan losses through an increase in recoveries for the portion of charged-off loans originated by the Company and not securitized; and an increase of $10.4 million to servicing and securitizations income for the portion of charged-off loans originated by the Company and securitized.

Resolution of Tax Issues

During 2006, the Company’s income tax expense was reduced by $70.7 million due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

Release of Hurricane Reserve

During 2006, the Company determined that $25.7 million of allowance for loan losses previously established to cover expected losses in the portion of the loan portfolio impacted by the 2005 hurricanes was no longer needed. This determination was driven by improvements in credit performance of the impacted portfolios since the time those reserves were established. As a result, results for the Banking segment include the reversal of this allowance.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics at and for the years ended December 31, 2006, 2005 and 2004.

CAPITAL ONE FINANCIAL CORPORATION

Table 1: Financial Summary

	Year Ended December 31,			Change
(Dollars in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Earnings (Reported):
Net Interest Income	$5,099,630	$3,680,242	$3,002,978	$1,419,388	$677,264
Non-Interest Income:
Servicing and securitizations	4,209,637	3,945,183	3,635,465	264,454	309,718
Service charges and other customer-related fees	1,770,340	1,493,690	1,482,658	276,650	11,032
Mortgage banking operations	173,320	142,894	—	30,426	142,894
Interchange	549,074	514,196	475,810	34,878	38,386
Other	294,361	262,142	306,224	32,219	(44,082)
Total non-interest income	6,996,732	6,358,105	5,900,157	638,627	457,948
Total Revenue (1)	12,096,362	10,038,347	8,903,135	2,058,015	1,135,212
Provision for loan losses	1,476,438	1,491,072	1,220,852	(14,634)	270,220
Marketing	1,444,635	1,379,938	1,337,780	64,697	42,158
Operating expenses	5,522,558	4,338,335	3,984,439	1,184,223	353,896
Income before taxes	3,652,731	2,829,002	2,360,064	823,729	468,938
Income taxes	1,238,238	1,019,855	816,582	218,383	203,273
Net Income	$2,414,493	$1,809,147	$1,543,482	$605,346	$265,665
Common Share Statistics:
Basic EPS	$7.80	$6.98	$6.55	$0.82	$0.43
Diluted EPS	$7.62	$6.73	$6.21	$0.89	$0.52
Selected Balance Sheet Data:
Reported loans held for investment (period end)	$96,512,139	$59,847,681	$38,215,591	$36,664,458	$21,632,090
Managed loans held for investment (period end)	146,151,268	105,527,491	79,861,299	40,623,777	25,666,192
Reported loans held for investment (average)	63,577,279	40,734,237	34,265,668	22,843,042	6,468,569
Managed loans held for investment (average)	111,328,595	85,265,023	73,711,673	26,063,572	11,553,350
Allowance for loan losses	$2,180,000	$1,790,000	$1,505,000	$390,000	$285,000
Selected Company Metrics (Reported):
Return on average assets (ROA)	2.52%	2.95%	3.05%	(0.43)	(0.10)
Return on average equity (ROE)	14.90%	17.08%	21.16%	(2.18)	(4.08)
Net charge-off rate	2.21%	3.55%	3.78%	(1.34)	(0.23)
30+ day delinquency rate	2.74%	3.14%	3.85%	(0.40)	(0.71)
Net interest Margin	6.03%	6.63%	6.44%	(0.60)	0.19
Revenue margin	14.31%	18.08%	19.08%	(3.77)	(1.00)
Selected Company Metrics (Managed):
Return on average assets (ROA)	1.69%	1.72%	1.73%	(0.03)	(0.01)
Net charge-off rate	2.84%	4.25%	4.41%	(1.41)	(0.16)
30+ day delinquency rate	3.02%	3.24%	3.82%	(0.22)	(0.58)
Net interest Margin	6.86%	7.80%	7.88%	(0.94)	(0.08)
Revenue margin	10.63%	12.46%	12.89%	(1.83)	(0.43)

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $0.9 billion, $1.0 billion and $1.1 billion for the years ended December 31, 2006, 2005 and 2004, respectively.
(2)	Prior year data has been updated to reflect a reclass for mortgage loans held for sale.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in Section XII, Tabular Summary as detailed in sections below.

All 2006 comparisons are made between the year ended December 31, 2006 and the year ended December 31, 2005. All 2005 comparisons are made between the year ended December 31, 2005 and the year ended December 31, 2004.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the year ended December 31, 2006, reported net interest income increased 39%, or $1.4 billion, inclusive of $135.1 million from the North Fork acquisition. The increase was due to a 52% increase in reported average earning assets driven by a full year of Hibernia activity and the recent North Fork acquisition. Net interest margin decreased 60 basis points from 6.63% in 2005 due to spread compression driven primarily by a focus on higher credit quality and a shift in asset mix through recent acquisitions.

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

Non-interest income

Non-interest income is comprised of servicing and securitizations income, mortgage banking operations income, service charges and other customer-related fees, interchange income and other non-interest income.

For the year ended December 31, 2006 and 2005, reported non-interest income increased 10% and 8%, respectively. The 2006 and 2005 increases were both due to year over year increases in servicing and securitizations income, service charges and other customer-related fees, interchange income, mortgage banking operations income and other non-interest income. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting securitization and other sales transactions.

Servicing and securitizations income increased 7% for the year ended December 31, 2006. This increase was primarily the result of a 7% increase in the average off-balance sheet loan portfolio.

Servicing and securitizations income increased 9% for the year ended December 31, 2005. This increase was primarily the result of a 13% increase in the average off-balance sheet loan portfolio offset by losses from the Gulf Coast hurricanes and bankruptcy charge-offs resulting from the new bankruptcy legislation.

Service Charges and Other Customer-Related Fees

For 2006, Service charges and other customer-related fees grew 19% or $276.7 million, inclusive of $344.2 million from a full year of Hibernia activity and $16.8 million from the North Fork acquisition. Excluding the impact of acquisitions, service charges and other customer-related fee income declined $84.5 million or 6%. This is reflective of the reported loan growth being concentrated in the Auto Finance and Global Financial Services segments that generate lower fee income and continued declining fee revenue from U.S. Card.

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

Mortgage Banking Operations Income

Mortgage banking operations income includes commission and fees earned by the Company’s mortgage businesses, gains and losses associated with hedging transactions, gains and losses on sale of mortgage loans held for sale, and lower of cost or market adjustments to the held for sale loan portfolio. Mortgage banking operations income increased 21% from prior year due to the acquisition of North Fork.

Interchange

Interchange income, net of rewards expense, increased 7% for the year ended December 31, 2006. This increase is primarily related to a 13% increase in purchase volumes. Costs associated with the Company’s rewards programs were $176.3 million and $176.9 million for the years ended December 31, 2006 and 2005, respectively.

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

Other non-interest income for the year ended December 31, 2006, increased $32.2 million. The increase is primarily the result of a $59.8 million gain from the sale of purchased charged-off loan portfolios, a $20.5 million gain from the share redemption in connection with the MasterCard, Inc. initial public offering, a $28.6 million increase in the revenue related to back end performance bonuses related to prior period auto loan sales compared to same periods in prior years, offset by a $50.1 million negative fair value adjustment on the derivatives instruments entered into in anticipation of the North Fork Bank acquisition, and a $12.4 million loss recorded in connection with the extinguishment of senior notes during the first quarter of 2006, and $12.4 million income recognized in the prior year from the Company’s charged off loan portfolio which was disposed of in February 2006.

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

Provision for loan losses

Exclusive of the North Fork acquisition, the provision for loan losses decreased 1% for the year ended December 31, 2006, compared to the prior year. The decrease in the provision is as a result of a continued

increase in the concentration of higher credit quality loans in the reported loan portfolio combined with a continued favorable loss environment resulting from, in part, a slower than expected return of bankruptcy related charge-offs to historical levels. During 2006, the Company determined that $25.7 million of allowance for loan losses previously established to cover expected losses in the portion of the loan portfolio impacted by the 2005 hurricanes was no longer needed.

The provision for loan losses increased 22% for the year ended December 31, 2005 compared to the prior year. This increase was driven by 14% growth in the reported loan portfolio, exclusive of Hibernia loans acquired, estimated losses resulting from the Gulf Coast hurricanes, and an increase in net charge-offs resulting from the enactment of the new bankruptcy legislation. Exclusive of the estimated losses from the Gulf Coast Hurricanes and the increase in bankruptcy related charge-offs in 2005 compared to 2004, the provision for loan losses would have increased 8% from the prior year. This provision for loan losses increase relative to the 14% growth in the reported loan portfolio reflects a continued increase in the concentration of higher credit quality loans in the reported loan portfolio

Non-interest expense

Non-interest expense consists of marketing and operating expenses.

Non-interest expense increased 22% for the year ended December 31, 2006, reflecting a 5% increase in marketing spend and a 27% increase in operating expenses. Non-interest expense increased $1.2 billion for the year, of which $0.9 billion reflected a full year’s worth of Hibernia’s operations and $0.1 billion from the North Fork acquisition. In addition, the Company made infrastructure investments which include the successful conversion to a new installment loan platform in July 2006, the ongoing conversions to the Company’s new card holder platform, and branch expansion in the Banking segment.

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

Income Taxes

The Company’s effective tax rate was 33.9%, 36.1%, and 34.6% for the years ended December 31, 2006, 2005, and 2004, respectively. The effective rate includes federal, state, and international tax components. The decrease in the 2006 rate compared to 2005 was primarily due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service resulting in $70.7 million reduction to provision. The increase in the 2005 rate compared to 2004 was primarily due to changes in the Company’s international tax positions.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment grew 31%, or $26.1 billion and 16%, or $11.6 billion for the years ended December 31, 2006 and 2005, respectively. The increase in average managed loans held for investment included $2.7 billion from the North Fork acquisition in 2006, and $16.1 billion from the Hibernia acquisition in 2005.

For additional information, see section XII, Tabular Summary, Table C (Managed Consumer Loan Portfolio) and Table D (Composition of Reported Loan Portfolio).

Asset Quality

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

The 30-plus day delinquency rate for the reported and managed consumer loan portfolio decreased 40 and 22 basis points, respectively, at December 31, 2006. The reduction in the reported and managed consumer loan 30-plus day delinquency rates reflect a higher concentration of lower loss assets in the respective loan portfolios (including $31.7 billion loans added through the acquisition of North Fork).

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

For additional information, see section XII, Tabular Summary, Table E (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. The Company charges off credit card loans at 180 days past the due date and generally charges off other consumer loans at 120 days past the due date or upon repossession of collateral. Non-collateralized consumer bankruptcies are typically charged-off within 2-7 days upon notification and in any event within 30 days. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense.

The reported and managed net charge-off rates decreased 134 and 141 basis points, respectively, with net charge-off dollars decreasing 1% on a reported and managed basis, for the year ended December 31, 2006 compared to the prior year. The decrease in net charge-off rates is due to historically low levels of bankruptcies following the change in bankruptcy legislation in the fourth quarter of 2005 and an increase in the concentration of higher credit quality loans in the reported loan portfolio driven by recent acquisitions.

The reported and managed net charge-off rates decreased 23 and 16 basis points, respectively, while net charge-off dollars increased 12% and 11% on a reported and managed basis, respectively, for the year ended December 31, 2005 compared to the prior year. The decrease in net charge-off rates principally relates to the Company’s continued asset diversification within and beyond U.S. consumer credit cards. The increase in the net charge-off dollars was driven by growth in the reported and managed loan portfolios combined with the incremental increase of bankruptcy charge-offs resulting from the enactment of the new bankruptcy legislation. Reported and managed bankruptcy charge-offs increased $146.8 million and $394.8 million, respectively, for the year ended December 31, 2005 when compared to the prior year.

For additional information, see section XII, Tabular Summary, Table F (Net Charge-offs).

Nonperforming Assets

The Company assumed nonperforming assets in connection with the acquisitions of Hibernia and North Fork.

Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market interest rates or other concessions due to the deteriorated financial condition of the borrower). Commercial, small business and some auto loans are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning the ability to fully collect both principal and interest.

For additional information, see section XII, Tabular Summary, Table G (Nonperforming Assets).

Allowance for loan and lease losses

The allowance for loan and lease losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolios. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is based on distinct allowance methodologies depending on the type of loans which include specifically identified criticized loans, migration analysis, forward loss curves and historical loss trends. In evaluating the sufficiency of the allowance for loan and lease losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan and lease losses, as applicable. The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require the Company’s prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

The allowance for loan losses increased $390.0 million from December 31, 2005 driven primarily by the acquisition of North Fork which added $222.2 million of allowance for loan losses at December 31, 2006. The remaining increase was the result of 8% growth in the reported loan portfolio, exclusive of the North Fork loans portfolio.

During 2006, the Company determined that $25.7 million of allowance for loan losses previously established by Hibernia to cover expected losses in the portion of the loan portfolio impacted by the 2005 hurricanes was no longer needed. This determination was driven by improvements in credit performance of the impacted portfolios since the time those reserves were established. As a result, results for the Banking segment include the reversal of this allowance. In addition, during the fourth quarter the Company aligned the allowance for loss methodology for CONA’s indirect auto portfolio with the Capital One legacy auto portfolio. The resulting impact of the methodology alignment was a decrease to the allowance for loan losses of $36.8 million.

During the fourth quarter, the Company completed a review of the loan portfolios deemed to be impaired in accordance with SOP 03-3 associated with the acquisition of Hibernia National Bank. Based upon the information available at the time of this review, the majority of the consumer portfolio and a portion of the commercial portfolio were determined not to have been impaired at the acquisition date. Therefore, the related SOP 03-3 contra accounts were adjusted, with reclassifications of approximately $30.8 million of contra asset balances to increase the allowance for loan losses, and approximately $68.8 million to decrease Goodwill.

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

US Card Segment

Table 2: U.S. Card

	As of and for the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Earnings (Managed Basis)
Interest income	$6,872,507	$6,614,854	$6,368,944
Interest expense	2,156,709	1,820,898	1,713,047
Net interest income	4,715,798	4,793,956	4,655,897
Non-interest income	3,255,681	3,321,457	3,219,567
Total revenue	7,971,479	8,115,413	7,875,464
Provision for loan losses	1,644,619	2,279,109	2,207,888
Non-interest expense	3,521,627	3,356,600	3,499,918
Income before taxes	2,805,233	2,479,704	2,167,658
Income taxes	981,833	870,351	780,357
Net income	$1,823,400	$1,609,353	$1,387,301
Selected Metrics (Managed Basis)
Period end loans held for investment	$53,623,680	$49,463,522	$48,609,571
Average loans held for investment	$49,484,223	$46,827,775	$45,812,973
Loan Yield	13.89%	14.13%	13.90%
Net charge-off rate	3.37%	5.01%	5.05%
30+ day delinquency rate	3.74%	3.44%	3.97%
Purchase Volume(1)	$83,126,876	$73,687,136	$64,039,668
Number of Total Accounts (000s)	37,630	37,645	38,269
(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card segment consists of domestic consumer credit card lending activities.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

U.S. Card segment earnings increased year over year primarily due to the favorable credit environment. Throughout 2006, charge-offs remained at historically low levels following the change in bankruptcy legislation in the fourth quarter of 2005.

Ending Loans increased year over year by 8% and was driven by a combination of both new customer acquisitions as well as growth and retention of balances from existing customers. Purchase Volume growth of 13% shows continued growth within the rewards business along with healthy retail sales growth.

Total revenues declined 2% for the year, primarily driven by changes in product strategy. In the past year, U.S. Card has increasingly focused on transactor products, shifted more upmarket in subprime cards and increased the volume of assets at introductory rates.

The provision for loan losses decreased 28% for the year ended December 31, 2006. The decrease is attributable to the favorable credit environment in 2006 and outlook for losses in 2007, offset by loan growth. Non-interest expenses for 2006 increased 5%, primarily driven by infrastructure improvements and investments.

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

Auto Finance Segment

Table 3: Auto Finance

	As of and for the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Earnings (Managed Basis)
Interest income	$2,302,483	$1,657,505	$1,086,333
Interest expense	864,688	508,128	288,397
Net interest income	1,437,795	1,149,377	797,936
Non-interest income	16,106	19,951	80,712
Total revenue	1,453,901	1,169,328	878,648
Provision for loan losses	494,835	459,513	279,981
Non-interest expense	599,807	506,480	342,761
Income before taxes	359,259	203,335	255,906
Income taxes	125,740	71,268	92,126
Net income	$233,519	$132,067	$163,780
Selected Metrics (Managed Basis)
Period end loans held for investment	$21,751,827	$16,372,019	$9,997,497
Average loans held for investment	$20,490,920	$14,177,631	$9,305,008
Loan Yield	11.24%	11.69%	11.67%
Net charge-off rate	2.28%	2.70%	3.28%
30+ day delinquency rate	6.35%	5.71%	5.50%
Core deposits	$6,061	N/A	N/A
Total deposits	$6,061	N/A	N/A
Auto loan originations(1)	$12,285,307	$10,447,600	$6,677,120
Number of Accounts (000s)	1,589	1,217	730

The Auto Finance segment consists of automobile and other motor vehicle financing activities.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The Auto Finance segment’s loan portfolio increased 33% year over year as a result of the 2006 addition of Hibernia’s indirect auto loan portfolio, as well as strong organic originations growth within the dealer marketing channels.

Auto Finance net income increased $101.5 million, or 77% for the year ended December 31, 2006, as a result of portfolio growth, improvement in loan loss performance and additional scale gained in non interest expense. The increase was partially offset by margin compression due to the increasing rate environment and heightened competition.

For the year ended, December 31, 2006, the Auto Finance segment’s net charge-off rate was down 42 basis points from the prior year. Net charge-offs of Auto Finance segment loans increased $84.4 million, or 22%, while average Auto Finance loans for the year ended December 31, 2006 grew $6.3 billion, or 45%, compared to the prior year. The decrease in the charge-off rate was primarily driven by improved loan quality through the acquisition of Hibernia’s indirect auto loans, which increased the Auto Finance segment mix of prime loans, and decreases in bankruptcy related charge-offs which were lower than historical levels following the bankruptcy filing spike experienced in the fourth quarter of 2005. The provision for loan losses increased $35.3 million, or 8% for the year ended December 31, 2006. This increase was driven by growth in the loan portfolio, partially offset by a reduction in allowance for loan losses as a result of implementing a consistent reserve policy on the Hibernia indirect auto portfolio.

Non-interest expense increased 18% for the year ended December 31, 2006, due to growth in the loan portfolio. However, loan growth versus prior year outpaced the increase in non-interest expense as the Auto Finance segment experienced greater cost efficiency, while 2005 included incremental operating and integration expenses related to the 2005 acquisitions.

The 30-plus day delinquency rate for the Auto Finance segment was up 64 basis points at December 31, 2006. The increase in delinquencies was the result of the gradual normalization of delinquencies following the 2005 bankruptcy spike and targeted risk expansion in non-prime markets.

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

Global Financial Services Segment

Table 4: Global Financial Services

	As of and for the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Earnings (Managed Basis)
Interest income	$2,979,164	$2,619,251	$2,181,169
Interest expense	1,161,293	938,729	759,661
Net interest income	1,817,871	1,680,522	1,421,508
Non-interest income	1,187,087	1,022,756	844,192
Total revenue	3,004,958	2,703,278	2,265,700
Provision for loan losses	1,068,395	925,777	683,612
Non-interest expense	1,509,666	1,496,678	1,265,549
Income before taxes	426,897	280,823	316,539
Income taxes	152,945	94,796	103,459
Net income	$273,952	$186,027	$213,080
Selected Metrics (Managed Basis)
Period end loans held for investment	$26,983,673	$23,386,490	$21,240,325
Average loans held for investment	$25,421,248	$22,212,680	$18,639,180
Loan Yield	11.65%	11.76%	11.70%
Net charge-off rate	3.78%	3.97%	3.39%
30+ day delinquency rate	2.97%	2.83%	2.81%
Core deposits	$—	N/A	N/A
Total deposits	$2,377,841	N/A	N/A
Number of Accounts (000s)	10,155	9,928	9,175

The Global Financial Services segment consists of international (UK and Canada) lending, small business lending, installment loans, home loans, healthcare finance and other consumer financial service activities, extending Capital One’s national scale lending franchise and providing geographic diversification. Global Financial Services represents a growing earnings contributor for the Company with a greater than 60% compound annual growth rate since 2003.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Global Financial Services net income increased 47% for the year ended December 31, 2006 as a result of strong growth and profitability across all North American businesses. Strong 2006 growth in North America was offset by challenges in Europe. Total revenue increased 11% for the year ended December 31, 2006, slightly below the 14% growth in average loans for the same period.

The provision for loan losses increased 15% for the year ended December 31, 2006, as a result of growth in the loan portfolio combined with deteriorating credit quality metrics in the U.K. during 2006. Global Financial Services net charge-off rate declined 19 basis points for 2006 compared to the prior year. The decrease in the net charge-off rate is largely the result of the 2005 U.S. bankruptcy legislation changes and continued stability in North American credit quality trends, offset by continued worsening in the U.K.

Non-interest expense increased 1% for the year ended December 31, 2006. Non-interest expense in 2005 included a $28.2 million impairment charge related to the write-off of goodwill and other charges related to the Company’s insurance brokerage business. Exclusive of the one time charge, non-interest expense increased 3% for the year ended December 31, 2006, well below the growth in revenue of 11% and average loans of 14%.

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

Banking Segment

Table 5: Banking

As of and for the Year ended December 31
(Dollars in thousands)	2006
Earnings (Managed Basis)
Interest income	$2,773,973
Interest expense	1,777,044
Net interest income	$996,929
Non-interest income	446,071
Total revenue	1,443,000
Provision for loan losses	399
Non-interest expense	1,167,873
Income before taxes	274,728
Income taxes	96,155
Net income	$178,573
Selected Metrics (Managed Basis)
Period end loans held for investment	$12,145,533
Average loans held for investment	13,225,559
Net charge-off rate	0.43%
30+ day delinquency rate	0.31%
Core deposits	$27,071,324
Total deposits	$35,334,610
Number of active ATMs	661
Number of locations	358

Beginning in 2006, Capital One added a Banking segment. The Banking segment represents the results of the legacy Hibernia business lines except for the indirect auto business, which is included in the Auto Finance segment results, and the investment portfolio results which are included in the Other category. In addition, the Banking segment includes the results of the Company’s branchless deposit business which were previously included as part of the Other category. On December 1, 2006, the Company completed its acquisition of North Fork Bancorporation. The impacts of the North Fork acquisition for the one month ended December 31, 2006 are included in the Other category.

Year Ended December 31, 2006

The Banking segment contributed $178.6 million of income to the Company during 2006. At December 31, 2006, loans outstanding in the Banking segment totaled $12.1 billion while deposits outstanding totaled $35.3 billion. Banking segment profits are primarily generated from net interest income, which represents the spread between loan yields and the internal cost of funds charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. During 2006, the Banking segment generated net interest income of $996.9 million.

During 2006, overall loan growth was relatively flat as new loan originations were offset by significant loan repayments in the areas most impacted by Hurricanes Katrina and Rita. In addition, during the fourth quarter the Company decided to sell $1.5 billion of the Banking segment’s residential mortgage portfolio as part of the balance sheet downsizing related to the acquisition of NFB.

For the year, average branch-based deposits increased approximately $1.3 billion. Deposit growth was the result of an increase in deposits in the hurricane impacted areas during the first few months of the year. This growth was the continuation of a surge in deposits experienced in the fourth quarter of 2005 after the hurricanes. Deposit growth in the second half of the year primarily came from Texas, where the Company continued to open new branches. Deposits decreased in the fourth quarter as new growth in Texas was offset by attrition in the hurricane impacted areas.

During 2006, the Company determined that $25.7 million of allowance for loan losses previously established to cover expected losses in the portion of the loan portfolio impacted by the hurricanes was no longer needed. This determination was driven by improvements in credit performance of the impacted portfolios since the time those reserves were established. As a result, results for the Banking segment include the reversal of this allowance.

During 2006, the Company opened 33 new branches in Texas, with 14 opened in the fourth quarter. An additional 6 branches opened during the first two weeks of January 2007. These new branches contributed to the deposit growth mentioned above. The costs of operating these branches, including lease costs, depreciation and personnel, is included in non-interest expense. Also included in non-interest expense are costs associated with the integration of Hibernia into the Company. Substantially all integration activities related to Hibernia have been or will be completed by the end of the first quarter of 2007.

VIII. Funding

Funding Availability

The Company has established access to a variety of funding sources. Table 6 illustrates the Company’s unsecured funding sources and its two auto securitization warehouses.

Table 6: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)(5)	Outstanding	Final Maturity(4)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$3,183	—
Senior Domestic Bank Note Program(3)	4/97	—	$166	—
Credit Facility	6/04	$750	—	6/07
Capital One Auto Loan Facility I	—	$2,839	$461	—
Capital One Auto Loan Facility II	3/05	$592	$1,158	—
Corporation Shelf Registration	10/05	$2,500	N/A	—
(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Maturity date refers to the date the facility terminates, where applicable.
(5)	Availability does not include unused conduit capacity related to securitization structures of $7.9 billion at December 31, 2006.

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

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of December 31, 2006, the Capital One Auto Loan Facility I had the capacity to issue up to $3.3 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of December 31, 2006, the Capital One Auto Loan Facility II had the capacity to issue up to $1.8 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

In May 2006, the Company entered into a syndicated bridge loan facility (“the Facility”). The Facility was available to the Company to finance, on an interim basis, the cash consideration payable to shareholders of North Fork in connection with the acquisition. On September 29, 2006 the Facility was terminated.

As of December 31, 2006, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell.

Deposits

The Company continues to expand its retail deposit gathering efforts through its direct marketing channels, the existing branch network and through De Novo branch expansion. Deposits from the direct marketing business continued to grow due to expansion in marketed channels, such as the internet.

With the acquisitions of North Fork and Hibernia, Capital One acquired new channels for deposit growth. The branch network offers a broad set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposits (“CDs”).

As of December 31, 2006, the Company had $85.8 billion in deposits of which $4.0 billion were held in foreign banking offices and $12.0 billion represented large domestic denomination certificates of $100 thousand or more.

Table 7 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of December 31, 2006.

Table 7: Maturities of Large Denomination Certificates—$100,000 or More

	December 31, 2006
(Dollars in thousands)	Balance	Percent
Three months or less	$3,221,810	26.9%
Over 3 through 6 months	2,462,527	20.5%
Over 6 through 12 months	2,188,443	18.3%
Over 12 months through 10 years	4,118,587	34.3%
Total	$11,991,367	100.0%

Table 8 shows the composition of average deposits for the periods presented.

Table 8: Deposit Composition and Average Deposit Rates

	Year Ended December 31, 2006
	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing—domestic	$4,906,313	9.68%	N/A
NOW accounts	974,126	1.92%	2.75%
Money market deposit accounts	12,213,502	24.10%	3.42%
Savings Accounts	4,248,016	8.38%	2.58%
Other consumer time deposits	14,904,790	29.41%	4.31%
Total core deposits	37,246,747	73.49%	3.21%
Public fund certificate of deposits of $100,000 or more	1,060,748	2.09%	7.33%
Certificates of deposit of $100,000 or more	8,814,475	17.40%	4.19%
Foreign time deposits	3,551,464	7.02%	4.80%
Total deposits	$50,673,434	100.00%	3.58%

Table 9 reflects the costs of other borrowings of the Company as of and for each of the years ended December 31, 2006, 2005 and 2004.

Table 9: Short Term Borrowings

(Dollars in Thousands)	Maximum Outstanding as of any Month-End	Outstanding as of Year-End	Average Outstanding	Average Interest Rate	Year-End Interest Rate
2006:
Federal funds purchased and resale agreements	$3,736,470	$3,736,470	$1,662,961	4.20%	5.27%
Other	3,198,710	1,716,055	1,323,998	5.75	5.89
Total		$5,452,525	$2,986,959	4.89%	5.28%
2005:
Federal funds purchased and resale agreements	$2,332,173	$745,719	$704,458	2.69%	3.62%
Other	1,453,181	1,271,014	840,860	4.88	2.09
Total		$2,016,733	$1,545,318	3.88%	2.66%
2004:
Federal funds purchased and resale agreements	$1,154,073	$1,154,073	$503,482	1.29%	1.78%
Other	1,318,404	201,622	763,303	3.85	2.10
Total		$1,355,695	$1,266,785	2.83%	1.83%

Additional information regarding funding can be found on pages 101-104 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 9”.

Funding Obligations

Table 10 summarizes the amounts and maturities of the contractual funding obligations of the Company, including off-balance sheet funding.

Table 10: Funding Obligations

As of December 31, 2006	Total	Up to 1 year	1-3 years	4-5 years	After 5 years
Interest-bearing deposits	$74,122,822	$31,405,210	$17,818,354	$16,920,101	$7,979,157
Senior and subordinated notes	9,725,470	461,546	3,416,786	3,948,092	1,899,046
Other borrowings(1)	24,257,007	13,303,627	8,271,657	1,035,768	1,645,955
Operating leases	1,121,572	141,116	261,879	103,082	615,495
Off-balance sheet securitization amortization	48,993,094	7,922,199	18,458,879	12,317,776	10,294,240
Total obligations	$158,219,965	$53,233,698	$48,227,555	$34,324,819	$22,433,893
(1)	Other borrowings includes secured borrowings for the Company’s on-balance sheet auto loan securitizations, junior subordinated capital income securities and debentures, FHLB advances, federal funds purchased and resale agreements and other short-term borrowings.

The terms of the lease and credit facility agreements related to certain other borrowings and operating leases in Table 10 require several financial covenants (including performance measures and equity ratios) to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted above. As of December 31, 2006, the Company was not in default of any such covenants.

Liquidity Risk Management

Liquidity risk management refers to the way the Company manages the use and availability of various funding sources to meet its current and future operating needs. These needs are largely a result of asset growth, securitization, debt and deposit maturities, and payments of other corporate obligations.

To facilitate liquidity risk management, the Company uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Company obtains funds through the gathering of deposits, issuing debt and equity, and securitizing assets. Further liquidity is provided to the Company through committed facilities. As of December 31, 2006, the Corporation, the Bank, the Savings Bank, CONA and COAF collectively had over $ 12.1 billion in unused commitments under various credit facilities (including the Collateralized Revolving Credit Facility) and unused conduit capacity available for liquidity needs.

Additionally, the Company maintains a portfolio of highly rated and highly liquid securities in order to provide adequate liquidity and to meet its ongoing cash needs. As of December 31, 2006, the Company had $10.7 billion of such securities, cash and cash equivalents, net of pledged securities of $9.5 billion.

As discussed in “Off-Balance Sheet Arrangements,” a significant source of liquidity for the Company has been the securitization of consumer loans. As of December 31, 2006 the Company funded approximately 34% of its managed loans through on and off-balance sheet securitizations. The Company expects to securitize additional loan principal receivables during 2007. The Company’s securitization program has maturities in 2007 and through 2025. The revolving securitizations have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization could have a significant effect on the ability of the Bank and the Savings Bank to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet and accordingly would require incremental regulatory capital. As such amounts mature or are otherwise paid, the Company believes it can securitize additional consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect.

The Company is a leading issuer in the securitization markets. If these markets experience difficulties the Company may be unable to securitize its loan receivables or to do so at favorable pricing levels. Factors affecting the Company’s ability to securitize its loan receivables or to do so at favorable pricing levels include the overall credit quality of the Company’s securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. If the Company was unable to continue to securitize its loan receivables at current levels, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and to meet its other liquidity needs. The resulting change in the Company’s current liquidity sources could potentially subject the Company to certain risks. These risks would include an increase in the Company’s cost of funds, an increase in the allowance and the provision for loan losses as more loans would remain on the Company’s consolidated balance sheet, and limited or no loan growth, if the Company were unable to find alternative and cost-effective funding sources. In addition, if the Company could not continue to remove the loan receivables from the balance sheet the Company would possibly need to raise additional capital to support asset growth.

Based on past deposit activity, the Company expects to retain a portion of its deposit balances as they mature. Therefore, the Company anticipates the net cash outflow related to deposits within the next year will be significantly less than reported in Table 8. The Company utilizes deposits to fund loan and other asset growth and to diversify funding sources.

Core deposits are comprised of domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits. The Company maintains a Grand Cayman branch for issuing Eurodollar time deposits.

The Company has deposits that are obtained through the use of a third-party intermediary. Included in these deposits at December 31, 2006, were brokered deposits of $12.0 billion, compared to $11.4 billion at December 31, 2005. These deposits represented 14% and 24% of total deposits at December 31, 2006 and 2005, respectively. If these brokered deposits are not renewed at maturity, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loan receivables and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At December 31, 2006, the Bank, the Savings Bank, CONA, North Fork Bank, and Superior and the Corporation were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Company’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Company’s direct deposits.

Other funding programs established by the Company include senior and subordinated notes. At December 31, 2006, the Company had $9.7 billion in senior and subordinated notes outstanding that mature in varying amounts from 2007 to 2027, as compared to $6.7 billion at December 31, 2005.

Included in senior and subordinated notes on the Company’s balance sheet, the Bank has a global bank note program. Notes may be issued under this program with maturities of thirty days or more from the date of issue. At December 31, 2006, the Bank had $3.4 billion in bank notes outstanding.

Subsidiary banks are members of various Federal Home Loan Banks (“FHLB”) that provide a source of funding through advances. These advances carry maturities from one month to 30 years. At December 31, 2006, the Company had $2.6 billion of advances from the FHLBs. All FHLB borrowings are collateralized with mortgage-related assets which may include residential and commercial mortgages and home equity loans.

The Company also held $6.0 billion in available-for-sale investment securities, net of $9.5 billion in pledged available-for-sale investment securities and $4.7 billion of cash and cash equivalents at December 31, 2006, compared to $9.2 billion in available-for-sale investment securities, net of $5.1 billion in pledged available-for-sale investment securities and $4.1 billion of cash and cash equivalents at December 31, 2005. As of December 31, 2006, the weighted average life of the investment securities was approximately 3.6 years. These investment securities, along with cash and cash equivalents, provide increased liquidity and flexibility to support the Company’s funding requirements.

The Company has a $750.0 million credit facility committed through June 2007. The Company may take advances under the facility subject to covenants and conditions customary in a transaction of this nature. This facility may be used for general corporate purposes and was not drawn upon at December 31, 2006.

On June 6, 2006, August 1, 2006 and February 5, 2007, the Corporation and certain of its subsidiary trusts (Capital One Capital II, Capital One Capital III and Capital One Capital IV, respectively) completed offerings of trust preferred securities, representing preferred beneficial interests in the assets of the subsidiary trusts. The proceeds from the sale of the trust preferred securities to investors, and of certain common trust securities to the Corporation, were invested by the subsidiary trusts in junior subordinated debt securities of the Corporation.

Simultaneously with the closing of each of these offerings of trust preferred securities, the Corporation entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Corporation or certain of its depositary institution subsidiaries. The Company will provide a copy of the replacement capital covenant to holders of the covered debt upon request made to Investor Relations.

The replacement capital covenants provide that the Corporation will not repay, redeem or purchase, and will cause its subsidiaries not to repay, redeem or purchase, all or any part of the relevant trust preferred securities or junior subordinated debt securities prior to a defined termination date except, with certain limited exceptions, to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, the Corporation or its subsidiaries have received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the relevant junior subordinated debt securities at the time of redemption or repurchase, and (ii) the Corporation has obtained prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board.

As of the date of this Annual Report, the Corporation’s 5.35% Subordinated Notes, due May 1, 2014, is the series of long-term indebtedness whose holders are entitled to the benefits of the replacement capital covenants.

Derivative Instruments

The Company enters into interest rate swap agreements in order to manage interest rate exposure. In most cases, this exposure is related to the funding of fixed rate assets with floating rate obligations, including off-balance sheet securitizations. The Company also enters into forward foreign currency exchange contracts to reduce sensitivity to changing foreign currency exchange rates. The hedging of foreign currency exchange rates is limited to certain intercompany obligations related to international operations. These derivatives expose the Company to certain credit risks. The Company has established policies and limits, as well as collateral agreements, to manage credit risk related to derivative instruments.

In April 2006, the Company entered into derivative instruments to mitigate certain exposures it faced as a result of the expected acquisition of North Fork. The position was designed to protect the Company’s tangible capital ratios from falling below a desired level. The Company’s maximum negative exposure was expected to be no more than approximately $50 million. The derivative instruments expired out of the money and unexercised on October 2, 2006.

Additional information regarding derivative instruments can be found on pages 127-130 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 23”.

IX. Market Risk Management

Interest Rate Risk

The management of interest rate risk, or the risk that earnings will be diminished by changes in interest rates, is fundamental for banking institutions. Like other banks, the Company borrows money from other institutions and depositors, which it uses to make loans to customers and invest in debt securities and other earning assets. The Company earns interest on these loans and assets and pays interest on the money it borrows from institutions and depositors. If the rate of interest it pays on its borrowings and deposits increases more than the rate of interest it earns on its assets, the Company’s net interest income, and therefore its earnings, will be diminished. The Company’s earnings could also be negatively impacted if the interest rates it charges on its earning assets fall more quickly than the rates it pays on its borrowings and deposits. Changes in interest rates and competitor responses to those changes may affect the rate of customer pre-payments for mortgages and auto and installment loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on its earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with the Company. These changes may require the Company to replace withdrawn balances with higher cost alternative sources of funding.

In addition to the impact to current earnings, interest rate risk also refers to changes in the net present value of assets and off-balance sheet positions less liabilities (termed “economic value of equity”) due to interest rate changes. Economic value of equity could be affected to the extent that the market value of the Company’s assets, liabilities and off-balance sheet positions do not respond equally to changes in interest rates.

The Company’s measurement of interest rate risk considers both earnings and market value exposures. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The analysis reflects known balances and contractual maturities when available. Balance sheet positions lacking contractual maturities and those with a likelihood of maturity prior to their contractual term are assumed to mature consistent with business line expectations or, when available in the case of marketable securities, market expectations. As of December 31, 2006, the Company’s Asset/Liability Management Policy limited the change in projected 12-month net interest income due to instantaneous parallel rate shocks of +/-200 basis points to less than 3% of base net interest income. As of December 31, 2006 the Company estimated a 1.6% reduction in 12-month net interest income for an immediate 200 basis point rate increase and a 0.5% reduction in 12-month net interest income for an immediate 200 basis point rate decline.

In addition to limits related to possible changes in 12-month net interest income, as of December 31, 2006 the Asset/Liability Management Policy limited the pre-tax change in economic value of equity due to instantaneous parallel rate shocks of 200 basis points to less than 12%. As of December 31, 2006, the estimated reduction in economic value of equity due to an adverse 200 basis point rate shock was 3.9%.

The Company has revised its Asset/Liability Management Policy effective January 31, 2007. The Company has broadened its measure of interest rate risk to include the impact to current earnings of changes in the valuation of mortgage servicing rights as a result of changes in interest rates. The Company continues to limit the decline in 12-month earnings due to an instantaneous parallel interest rate shock to less than 3% of base net interest income.

The precision of the measures used to manage interest rate risk is limited due to the inherent uncertainty of the underlying forecast assumptions. These measures do not consider the impact of the effects of changes in the overall level of economic activity associated with various interest rate scenarios. In addition, the measurement of interest rate sensitivity does not reflect the ability of management to take action to mitigate further exposure to changes in interest rates, including, within legal and competitive constraints, the repricing of interest rates on outstanding credit card loans and deposits.

The Company manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity and repricing characteristics of various balance sheet categories and by entering into interest rate derivatives.

Table 11 reflects the interest rate repricing schedule for earning assets and interest-bearing liabilities as of December 31, 2006.

Table 11: Interest Rate Sensitivity

	As of December 31, 2006 Subject to Repricing
(Dollars in Millions)	Within 180 Days	>180 Days- 1 Year	>1 Year- 5 Years	Over 5 Years
Earning assets:
Federal funds sold and resale agreements	$1,099	$—	$—	$—
Interest-bearing deposits at other banks	744	—	—	—
Securities available for sale	1,800	1,432	7,954	4,266
Mortgage loans held for sale	6,201	566	2,697	971
Other	237	52	434	97
Loans held for investment	39,169	8,666	32,541	16,136
Total earning assets	49,250	10,716	43,626	21,470
Interest-bearing liabilities:
Interest-bearing deposits	39,491	8,725	20,558	5,349
Senior and subordinated notes	462	—	5,265	3,998
Other borrowings	17,155	2,353	4,735	14
Total interest-bearing liabilities	57,108	11,078	30,558	9,361
Non-rate related net items	4,197	(1,489)	(7,562)	(12,103)
Interest sensitivity gap	(3,661)	(1,851)	5,506	6
Impact of swaps	10,812	(1,217)	(10,171)	576
Impact of consumer loan securitizations	(9,168)	3,256	1,882	4,030
Interest sensitivity gap adjusted for impact of securitizations and swaps	(2,017)	188	(2,783)	4,612
Adjusted gap as a percentage of managed assets	(1.01)%	0.09%	(1.40)%	2.32%
Adjusted cumulative gap	(2,017)	(1,829)	(4,612)	—
Adjusted cumulative gap as a percentage of managed assets	(1.01)%	(0.92)%	(2.32)%	0.00%

Foreign Exchange Risk

The Company is exposed to changes in foreign exchange rates which may impact translated income and expense associated with foreign operations. In order to limit earnings exposure to foreign exchange risk, the Company’s Asset/Liability Management Policy requires that material foreign currency denominated transactions be hedged. As of December 31, 2006, the estimated reduction in 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability is less than 1%. The precision of this estimate is also limited due to the inherent uncertainty of the underlying forecast assumptions.

X. Capital

Capital Adequacy

The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”), the Savings Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (the “OTS”), CONA and Superior are subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”), and North Fork Bank is subject to capital adequacy guidelines adopted by the Federal Deposit Insurance Corporation (the “FDIC”) (collectively the “regulators”). The capital adequacy guidelines require the Company, the Bank, the Savings Bank, CONA, Superior and North Fork Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items. In addition, the Bank, Savings Bank, CONA, Superior and North Fork Bank must also adhere to the regulatory framework for prompt corrective action.

The most recent notifications received from the regulators categorized the Bank, the Savings Bank, CONA, Superior and North Fork Bank as “well-capitalized.” As of December 31, 2006, the Company’s, the Bank’s, the Savings Bank’s, CONA’s, Superior’s and North Fork Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed either the Company’s, the Bank’s, the Savings Bank’s, CONA’s, Superior’s or North Fork Bank’s capital category.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of December 31, 2006. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

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

Additionally, regulatory restrictions exist that limit the ability of the Bank, Savings Bank, CONA, North Fork Bank and Superior to transfer funds to the Corporation. As of December 31, 2006, retained earnings of the Bank, the Savings Bank, CONA, North Fork Bank and Superior of $142.2 million, $362.0 million, $101.2 million, $37.5 million and $0.4 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

Additional information regarding capital adequacy can be found on pages 119-121 in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19”.

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

XI. Business Outlook

This business outlook section summarizes the Company’s expectations for earnings for 2007, and its primary goals and strategies for continued growth. The statements contained in this section are based on management’s current expectations and do not take into account any acquisitions that might occur during the year. Certain statements are forward looking, and therefore actual results could differ materially from those in the Company’s forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Business—Risk Factors.”

Expected Earnings

The Company expects to deliver diluted earnings per share between $7.40 and $7.80 in 2007. This guidance includes the expected impact of about $140 million in intangibles amortization and about $100 million of integration expenses both related to the acquisitions of both Hibernia and North Fork.

Inclusive in this guidance is the assumption that unsecured credit in the U.S. returns to more normal levels in 2007. In addition, the Company expects that the yield curve will remain inverted early in the year and stay relatively flat through the balance of 2007. Finally, the Company assumes that the cyclical downturn in the residential mortgage market continues into 2007, and is likely to be further impacted by the recently issued federal regulatory guidance on non-traditional mortgages.

The Company’s 2007 results will also be impacted by the targeted $275 million pre-tax in net synergies, consistent with the announcement of the deal in March 2006. The Company now expects the full run-rate synergies will be realized later in 2008, and there is a reduced level of opportunity to achieve cost and revenue synergies in 2007. This is partially a result of the impact of the expected yield curve environment on near-term balance sheet synergies. It also results from the scheduling of the conversion to a single deposit platform and brand in the first quarter of 2008. This timing is driven by the interest of a smooth and effective integration.

The share count used to translate the Company’s expected GAAP NIAT to earnings per share assumes the beginning of the previously announced $3 billion in share buy-backs in the second quarter of 2007. The Company previously announced its intention to execute $3 billion in share buy-backs, split evenly between the second half of 2007 and the first half of 2008. The Company now expects to start the program in the second quarter of 2007, and increase the expected portion of the share buy-back, which will occur in 2007, to approximately $2.25 billion.

The Company’s earnings are a function of its revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of its earning assets (which affect fees, charge-offs and provision expense), the growth rate of its branches and deposits, and the Company’s marketing and operating expenses. Specific factors likely to affect the Company’s 2007 earnings are the portion of its loan portfolio it holds in higher credit quality assets, the level of off-balance sheet securitizations, changes in consumer payment behavior, the amount of and quality of deposits it generates, the competitive, legal, regulatory and reputational environment, the level of investments, growth in its businesses, and the health of the economy and its labor markets.

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

U.S. Card Segment Outlook

The Company’s U.S. Card segment consisted of $53.6 billion of managed U.S. consumer credit card loans as of December 31, 2006. The Company’s strategy for its U.S. Card segment is to offer compelling, value-added products to its customers. Growth in the year resulted from a combination of new customer acquisitions as well as growth and retention of balances from existing customers. For the full year of 2006, purchase volume was up 13% from 2005, primarily as a result of continued growth in the Rewards business.

Revenue margin for the U.S. Card business was down 122 basis points from 2005 driven by two product strategy changes and one-time effects. For several years, the Company has focused on marketing products that build long- term customer loyalty, including rewards cards. These products have relatively high acquisition costs, build balances relatively slowly, and have thinner revenue margins. However, they have low charge-off rates, and tend to stay around for many years. Rewards accounts also bring credit leverage, resulting in sustained profitability while enhancing the Company’s brand and creating enduring customer relationships.

Another significant part of the U.S. Card’s product strategy has been the Company’s shift upmarket within the subprime portion of its U.S. Card business to include more products with no annual fees and competitive rates. The Company believes the payoff in this strategy results in lower servicing costs, lower credit costs, and lower attrition rates.

The Company believes these changes made over the last several years position the U.S. Card business to deliver sustainable bottom-line returns through low credit losses, long-term customer relationships, diversified revenue streams, and improving operating efficiency.

Auto Finance Segment Outlook

The Company’s Auto Finance segment consisted of $21.8 billion of managed U.S. auto loans as of December 31, 2006, marketed across the full credit spectrum, via direct and dealer marketing channels.

The Company believes that its strong risk management skills, increasing operating scale, full credit spectrum product offerings and multi-channel marketing approach will enable it to continue to increase market share in the Auto Finance industry.

Global Financial Services Segment Outlook

The Global Financial Services segment consisted of $27.0 billion of managed loans as of December 31, 2006, including international lending activities, small business lending, installment loans, home loans, healthcare finance and other consumer financial service activities.

The Company expects continued loan, credit and profit pressure from a deteriorating credit environment in its U.K. business. Despite this pressure, the Company expects profitable long term growth from its U.K. business. The Company also expects continued growth from its North American businesses due to its wide range of full credit spectrum product offers, ability to leverage the Capital One brand, and continued improvement in operating scale.

Banking Segment Outlook

Deposits in the Banking segment increased $170.8 million to $35.3 billion in the fourth quarter and continued to grow in Texas and parts of Louisiana that were not significantly disrupted by the Gulf Coast hurricanes of 2005. Growth in these areas is partially offset by the run off of deposits in the hurricane-impacted areas since customers continue to use these funds for rebuilding and recovery efforts in the hurricane-impacted Gulf Coast region. This run off began in the second quarter, and continued through 2006.

Managed loans in the Banking segment grew modestly in the fourth quarter, but that loan growth was more than offset by $1.5 billion in mortgage sales which were part of the Company’s balance sheet downsizing in conjunction with the North Fork acquisition. Loan balances in the areas most impacted by the Gulf Coast hurricanes continued to decline, while loan balances continued to grow in other parts of Louisiana and in Texas. Late in the year, the Company began to see encouraging signs of renewed growth in small business and commercial loans in the hurricane impacted areas.

The Company believes the integration of Hibernia is largely complete, and is on track to achieve the expected run-rate synergies of $135 million in 2007.

On March 13, 2006, Capital One announced its intention to acquire North Fork Bancorporation, and closed the transaction on December 1, 2006. Because the transaction closed in the middle of the fourth quarter of 2006, North Fork’s results were not separately reported in the Banking segment in the fourth quarter results. Beginning in the first quarter of 2007, North Fork’s results will be reported in the Company’s segments.

XII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31
	2006			2005			2004
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$47,427,119	$5,986,533	12.62%	$31,891,276	$4,226,617	13.25%	$27,376,799	$3,614,142	13.20%
International	3,842,113	433,126	11.27%	4,083,531	452,652	11.08%	3,539,760	390,384	11.03%
Total consumer loans	51,269,232	6,419,659	12.52%	35,974,807	4,679,269	13.01%	30,916,559	4,004,526	12.95%
Commercial loans	12,308,047	626,814	5.09%	4,759,430	331,570	6.97%	3,349,109	229,894	6.86%
Total Loans Held for Investment	63,577,279	7,046,473	11.08%	40,734,237	5,010,839	12.30%	34,265,668	4,234,420	12.36%
Mortgage loans held for sale(2)	1,056,937	71,063	6.72%	39,415	8,799	22.32%	—	—	—
Securities available for sale(2)	14,686,556	676,712	4.61%	10,085,562	386,896	3.84%	8,876,233	312,301	3.52%
Other
Domestic(2)	4,094,556	349,782	8.54%	3,270,241	241,162	7.37%	2,580,955	192,974	7.48%
International	1,106,527	50,199	4.54%	1,407,559	79,185	5.63%	932,813	54,725	5.87%
Total	5,201,083	399,981	7.69%	4,677,800	320,347	6.85%	3,513,768	247,699	7.05%
Total earning assets	84,521,855	$8,194,229	9.69%	55,537,014	$5,726,881	10.32%	46,655,669	$4,794,420	10.28%
Cash and due from banks	1,685,152			1,000,240			506,483
Allowance for loan losses	(1,791,172)			(1,482,948)			(1,473,003)
Premises and equipment, net	1,474,882			842,368			874,960
Other(2)	9,919,042			5,463,826			4,083,943
Total assets	$95,809,759			$61,360,500			$50,648,052
Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$43,409,416	$1,700,986	3.92%	$25,838,996	$1,043,211	4.04%	$22,517,293	$916,343	4.07%
International	2,329,611	113,811	4.89%	2,531,739	129,926	5.13%	1,795,996	93,202	5.19%
Total Deposits	45,739,027	1,814,797	3.97%	28,370,735	1,173,137	4.14%	24,313,289	1,009,545	4.15%
Senior and subordinated notes	6,820,615	411,643	6.04%	6,820,811	421,218	6.18%	7,203,423	486,812	6.76%
Other borrowings
Domestic	16,787,936	857,977	5.11%	11,195,697	451,725	4.03%	8,518,817	295,029	3.46%
International	1,115,981	10,182	0.91%	15,441	559	3.62%	1,360	56	4.12%
Total other borrowings	17,903,917	868,159	4.85%	11,211,138	452,284	4.03%	8,520,177	295,085	3.46%
Total interest-bearing liabilities	70,463,559	$3,094,599	4.39%	46,402,684	$2,046,639	4.41%	40,036,889	$1,791,442	4.47%
Non-interest bearing deposits	4,934,407			648,917			—
Other	4,208,371			3,714,631			3,315,616
Total liabilities	79,606,337			50,766,232			43,352,505
Equity	16,203,422			10,594,268			7,295,547
Total liabilities and equity	$95,809,759			$61,360,500			$50,648,052
Net interest spread			5.30%			5.91%			5.81%
Interest income to average earning assets			9.69%			10.32%			10.28%
Interest expense to average earning assets			3.66%			3.69%			3.84%
Net interest margin			6.03%			6.63%			6.44%
(1)	Interest income includes past-due fees on loans of approximately $699.5 million, $776.5 million and $792.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(2)	Prior period amounts have been reclassified to conform with current period presentation.

TABLE B—INTEREST VARIANCE ANALYSIS

	Year Ended December 31
	2006 vs. 2005			2005 vs. 2004
		Change due to(1)			Change due to(1)
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/Rate	Increase (Decrease)(2)	Volume	Yield/Rate
Interest Income:
Consumer loans
Domestic	$1,759,916	$1,969,744	$(209,828)	$612,475	$598,259	$14,216
International	(19,526)	(27,114)	7,588	62,268	60,266	2,002
Total	1,740,390	1,921,082	(180,692)	674,743	657,861	16,882
Commercial loans	295,244	404,940	(109,696)	101,676	98,202	3,474
Total loans held for investment	2,035,634	2,573,519	(537,885)	776,419	795,804	(19,385)
Mortgage loans held for sale(2)	62,264	72,597	(10,333)	8,799	8,799	—
Securities available for sale(2)	289,816	201,138	88,678	74,595	44,860	29,735
Other
Domestic(2)	108,620	66,702	41,918	48,188	50,865	(2,677)
International	(28,986)	(15,214)	(13,772)	24,460	26,793	(2,333)
Total	79,634	37,935	41,699	72,648	79,901	(7,253)
Total interest income	2,467,348	2,828,419	(361,071)	932,461	915,772	16,689

Interest Expense:
Deposits
Domestic	657,775	689,359	(31,584)	126,868	134,163	(7,295)
International	(16,115)	(10,062)	(6,053)	36,724	37,769	(1,045)
Total	641,660	690,927	(49,267)	163,592	167,793	(4,201)
Senior notes	(9,575)	(12)	(9,563)	(65,594)	(25,007)	(40,587)
Other borrowings
Domestic	406,252	264,862	141,390	156,696	102,739	53,957
International	9,623	10,351	(728)	503	511	(8)
Total	415,875	310,748	105,127	157,199	103,292	53,907
Total interest expense	1,047,960	1,056,736	(8,776)	255,197	281,105	(25,908)
Net interest income	$1,419,388	$1,773,970	$(354,582)	$677,264	$586,265	$90,999
(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Prior period amounts have been reclassified to conform with current period presentation.

TABLE C—MANAGED LOAN PORTFOLIO

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004	2003	2002
Year-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$18,102,140	$16,389,054	$16,536,789	$15,287,651	$12,641,380
International	3,203,148	3,356,415	4,017,585	2,752,343	2,603,731
Total credit card	21,305,288	19,745,469	20,554,374	18,039,994	15,245,111
Installment loans
Domestic	7,057,270	5,763,538	4,475,838	3,799,618	2,903,176
International	637,982	551,460	493,846	249,560	158,644
Total installment loans	7,695,252	6,314,998	4,969,684	4,049,178	3,061,820
Auto loans(1)	23,180,455	18,041,894	9,997,497	8,466,873	6,992,541
Mortgage loans	12,586,905	5,281,009	—	—	—
Total consumer loans	64,767,900	49,383,370	35,521,555	30,556,045	25,299,472
Commercial loans	31,744,239	10,464,311	2,694,036	2,294,224	2,044,458
Total reported loans held for investment	96,512,139	59,847,681	38,215,591	32,850,269	27,343,930
Securitization adjustments:
Consumer loans
Credit cards
Domestic	35,430,763	33,059,990	32,088,151	30,983,631	28,264,650
International	7,906,309	6,740,949	6,023,346	4,644,961	2,568,166
Total credit card	43,337,072	39,800,939	38,111,497	35,628,592	30,832,816
Installment loans
Domestic	2,899,221	2,621,652	2,163,538	1,720,254	1,160,607
International	—	—	—	—	—
Total installment loans	2,899,221	2,621,652	2,163,538	1,720,254	1,160,607
Auto loans(1)	468,823	1,116,761	—	—	—
Mortgage loans	—	—	—	—	—
Total consumer loans	46,705,116	43,539,352	40,275,035	37,348,846	31,993,423
Commercial loans	2,934,013	2,140,458	1,370,673	1,045,681	409,184
Total securitization adjustments	49,639,129	45,679,810	41,645,708	38,394,527	32,402,607
Managed loans held for investment:
Consumer loans
Credit cards
Domestic	53,532,903	49,449,044	48,624,940	46,271,282	40,906,030
International	11,109,457	10,097,364	10,040,931	7,397,304	5,171,897
Total credit card	64,642,360	59,546,408	58,665,871	53,668,586	46,077,927
Installment loans
Domestic	9,956,491	8,385,190	6,639,376	5,519,872	4,063,783
International	637,982	551,460	493,846	249,560	158,644
Total installment loans	10,594,473	8,936,650	7,133,222	5,769,432	4,222,427
Auto loans(1)	23,649,278	19,158,655	9,997,497	8,466,873	6,992,541
Mortgage loans	12,586,905	5,281,009	—	—	—
Total consumer loans	111,473,016	92,922,722	75,796,590	67,904,891	57,292,895
Commercial loans	34,678,252	12,604,769	4,064,709	3,339,905	2,453,642
Total managed loans held for investment	$146,151,268	$105,527,491	$79,861,299	$71,244,796	$59,746,537
(1)	Includes the auto loans of North Fork and Hibernia

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004	2003	2002
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$15,114,625	$12,073,407	$12,243,466	$10,807,685	$12,131,105
International	3,226,858	3,530,174	3,192,501	2,563,165	2,633,724
Total credit card	18,341,483	15,603,581	15,435,967	13,370,850	14,764,829
Installment loans
Domestic	6,582,942	6,087,114	5,828,325	4,672,744	2,453,183
International	615,255	553,357	347,259	191,243	154,289
Total installment loans	7,198,197	6,640,471	6,175,584	4,863,987	2,607,472
Auto loans(1)	19,902,920	13,056,708	9,305,008	7,799,706	5,768,238
Mortgage loans	5,826,632	674,047	—	—	—
Total consumer loans	51,269,232	35,974,807	30,916,559	26,034,543	23,140,539
Commercial loans	12,308,047	4,759,430	3,349,109	2,643,073	1,895,480
Total reported loans held for investment	63,577,279	40,734,237	34,265,668	28,677,616	25,036,019
Securitization adjustments:
Consumer loans
Credit cards
Domestic	34,367,401	34,612,169	33,529,885	30,452,104	24,712,671
International	7,285,459	6,452,707	5,159,458	3,254,331	1,951,547
Total credit card	41,652,860	41,064,876	38,689,343	33,706,435	26,664,218
Installment loans
Domestic	2,828,332	1,133,036	438,364	332,439	1,054,484
International	—	—	—	—	—
Total installment loans	2,828,332	1,133,036	438,364	332,439	1,054,484
Auto loans(1)	748,751	1,608,989	—	—	—
Mortgage loans	—	—	—	—	—
Total consumer loans	45,229,943	43,806,901	39,127,707	34,038,874	27,718,702
Commercial loans	2,521,373	723,885	318,298	195,463	44,845
Total securitization adjustments	47,751,316	44,530,786	39,446,005	34,234,337	27,763,547
Managed loans held for investment:
Consumer loans
Credit cards
Domestic	49,482,026	46,685,576	45,773,351	41,259,789	36,843,776
International	10,512,317	9,982,881	8,351,959	5,817,496	4,585,271
Total credit card	59,994,343	56,668,457	54,125,310	47,077,285	41,429,047
Installment loans
Domestic	9,411,274	7,220,150	6,266,689	5,005,183	3,507,667
International	615,255	553,357	347,259	191,243	154,289
Total installment loans	10,026,529	7,773,507	6,613,948	5,196,426	3,661,956
Auto loans(1)	20,651,671	14,665,697	9,305,008	7,799,706	5,768,238
Mortgage loans	5,826,632	674,047	—	—	—
Total consumer loans	96,499,175	79,781,708	70,044,266	60,073,417	50,859,241
Commercial loans	14,829,420	5,483,315	3,667,407	2,838,536	1,940,325
Total managed loans held for investment	$111,328,595	$85,265,023	$73,711,673	$62,911,953	$52,799,566
(1)	Includes the auto loans of North Fork and Hibernia

TABLE D—COMPOSITION OF REPORTED LOAN PORTFOLIO

	As of December 31
	2006		2005		2004		2003		2002
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$64,767,900	67.11%	$49,383,370	82.51%	$35,521,555	92.95%	$30,556,045	93.02%	$25,299,472	92.52%
Commercial loans	31,744,239	32.89%	10,464,311	17.49%	2,694,036	7.05%	2,294,224	6.98%	2,044,458	7.48%
Total	$96,512,139	100.00%	$59,847,681	100.00%	$38,215,591	100.00%	$32,850,269	100.00%	$27,343,930	100.00%

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	As of December 31
	2006		2005		2004		2003		2002
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans held for investment	$96,512,139	100.00%	$59,847,681	100.00%	$38,215,591	100.00%	$32,850,269	100.00%	$27,343,930	100.00%
Loans delinquent:
30-59 days	1,512,365	1.57%	1,055,027	1.76%	741,723	1.94%	755,930	2.30%	762,040	2.79%
60-89 days	563,012	0.58%	401,640	0.67%	313,559	0.82%	362,766	1.10%	373,451	1.37%
90-119 days	291,759	0.30%	230,780	0.39%	196,457	0.51%	207,353	0.63%	238,091	0.87%
120-149 days	167,260	0.17%	104,817	0.18%	120,589	0.32%	149,246	0.45%	174,651	0.64%
150 or more days	114,007	0.12%	86,744	0.14%	99,866	0.26%	98,164	0.31%	125,636	0.45%
Total	$2,648,403	2.74%	$1,879,008	3.14%	$1,472,194	3.85%	$1,573,459	4.79%	$1,673,869	6.12%
Loans delinquent by geographic area:
Domestic	2,543,050	2.74%	1,789,926	3.20%	1,380,022	4.05%	1,509,370	5.06%	1,611,650	6.56%
International	105,353	2.74%	89,082	2.28%	92,172	2.04%	64,089	2.13%	62,219	2.25%
Managed:
Loans held for investment	$146,151,268	100.00%	$105,527,491	100.00%	$79,861,299	100.00%	$71,244,796	100.00%	$59,746,537	100.00%
Loans delinquent:
30-59 days	2,129,884	1.46%	1,620,075	1.54%	1,299,782	1.63%	1,335,231	1.87%	1,366,072	2.29%
60-89 days	945,844	0.65%	740,917	0.70%	664,629	0.83%	718,247	1.01%	753,735	1.26%
90-119 days	602,472	0.41%	498,927	0.47%	479,404	0.60%	488,471	0.69%	526,710	0.88%
120-149 days	412,386	0.28%	309,587	0.29%	336,924	0.42%	365,971	0.51%	394,721	0.66%
150 or more days	323,459	0.22%	254,314	0.24%	273,339	0.34%	270,009	0.38%	304,156	0.51%
Total	$4,414,045	3.02%	$3,423,820	3.24%	$3,054,078	3.82%	$3,177,929	4.46%	$3,345,394	5.60%
(1)	2002 reported and managed delinquency rates include 28 basis point and 13 basis point increases, respectively, related to the one-time impact of the 2002 change in recoveries assumption.

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004	2003	2002
Reported:
Average loans held for investment	$63,577,279	$40,734,237	$34,265,668	$28,677,616	$25,036,019
Net charge-offs	1,407,489	1,446,649	1,295,568	1,646,360	1,259,684
Net charge-offs as a percentage of average loans held for investment	2.21%	3.55%	3.78%	5.74%	5.03%
Managed:
Average loans held for investment	$111,328,595	$85,265,023	$73,711,673	$62,911,953	$52,799,566
Net charge-offs	3,158,080	3,623,154	3,251,761	3,683,887	2,769,249
Net charge-offs as a percentage of average loans held for investment	2.84%	4.25%	4.41%	5.86%	5.24%

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the periods indicated.

	As of December 31
(Dollars in thousands)	2006	2005
Nonaccrual loans held for investment:
Consumer	$25,232	$17,557
Commercial	57,598	88,049
Total nonperforming loans held for investment	82,830	105,606
Foreclosed assets	11,838	7,537
Excess bank-owned property	4,308	899
Total nonperforming assets	$98,976	$114,042

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN LOSSES

Table H sets forth activity in the allowance for loan losses for the periods indicated.

	Year Ended December 31
(Dollars In Thousands)	2006	2005	2004	2003	2002
Balance at beginning of year	$1,790,000	$1,505,000	$1,595,000	$1,720,000	$840,000
Provision for loan losses:
Domestic	1,235,984	1,327,968	1,085,467	1,388,463	2,025,885
International	240,454	163,104	135,385	129,034	123,443
Total provision for loan losses	1,476,438	1,491,072	1,220,852	1,517,497	2,149,328
Acquisitions	225,890	224,144	—	—	—
Other	72,821	(12,731)	(15,284)	3,863	(9,644)
Charge-offs:
Consumer loans:
Domestic	(1,547,746)	(1,532,499)	(1,473,103)	(1,722,348)	(1,261,265)
International	(249,332)	(193,360)	(135,198)	(146,152)	(127,276)
Total consumer loans	(1,797,078)	(1,725,859)	(1,608,301)	(1,868,500)	(1,388,541)
Commercial loans	(135,375)	(139,977)	(140,972)	(135,828)	(102,300)
Total charge-offs	(1,932,453)	(1,865,836)	(1,749,273)	(2,004,328)	(1,490,841)
Principal recoveries:
Consumer loans
Domestic	451,781	384,266	388,573	304,003	191,717
International	68,280	43,560	43,212	37,619	27,745
Total consumer loans	520,061	427,826	431,785	341,622	219,462
Commercial loans	27,243	20,525	21,920	16,346	11,695
Total principal recoveries	547,304	448,351	453,705	357,968	231,157
Net charge-offs(1)	(1,385,149)	(1,417,485)	(1,295,568)	(1,646,360)	(1,259,684)
Balance at end of year	$2,180,000	$1,790,000	$1,505,000	$1,595,000	$1,720,000
Allowance for loan losses to loans held for investment at end of year	2.26%	2.99%	3.94%	4.86%	6.29%
Allowance for loan losses by geographic distribution:
Domestic	$1,949,864	$1,639,277	$1,354,849	$1,477,314	$1,636,405
International	230,136	150,723	150,151	117,686	83,595
Allowance for loan losses by loan category:
Consumer loans:
Domestic	$1,584,025	$1,405,909	$1,222,083	$1,341,850	$1,507,655
International	230,136	150,723	150,151	117,686	83,595
Total consumer loans	1,814,161	1,556,632	1,372,234	1,459,536	1,591,250
Commercial loans	365,839	221,975	132,766	135,464	128,750
Unallocated	—	11,393	—	—	—
Total loans held for investment	$2,180,000	$1,790,000	$1,505,000	$1,595,000	$1,720,000
(1)	Does not include the charge-offs of certain loans which have been segregated into pools apart from the remaining portfolio and accounted for under Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”).

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” on pages 60-62.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

December 31 (In Thousands, Except Share and Per Share Data)	2006	2005
Assets:
Cash and due from banks	$2,817,519	$2,022,175
Federal funds sold and resale agreements	1,099,156	1,305,537
Interest-bearing deposits at other banks	743,821	743,555
Cash and cash equivalents	4,660,496	4,071,267
Securities available for sale	15,452,047	14,245,018
Mortgage loans held for sale	10,435,295	197,444
Loans held for investment	96,512,139	59,847,681
Less: Allowance for loan and lease losses	(2,180,000)	(1,790,000)
Net loans held for investment	94,332,139	58,057,681
Accounts receivable from securitizations	4,589,235	4,904,547
Premises and equipment, net	2,203,280	1,191,406
Interest receivable	816,426	563,542
Goodwill	13,635,435	3,906,399
Other	3,614,932	1,564,107
Total assets	$149,739,285	$88,701,411
Liabilities:
Non-interest bearing deposits	$11,648,070	$4,841,171
Interest-bearing deposits	74,122,822	43,092,096

Total deposits	85,770,892	47,933,267
Senior and subordinated notes	9,725,470	6,743,979
Other borrowings	24,257,007	15,534,161
Interest payable	574,763	371,681
Other	4,175,947	3,989,409
Total liabilities	124,504,079	74,572,497
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 412,219,973 and 302,786,444 issued as of December 31, 2006 and 2005, respectively	4,122	3,028
Paid-in capital, net	15,333,137	6,848,544
Retained earnings	9,760,184	7,378,015
Cumulative other comprehensive income	266,180	6,129
Less: Treasury stock, at cost; 2,294,586 and 2,025,160 shares as of December 31, 2006 and 2005, respectively	(128,417)	(106,802)
Total stockholders’ equity	25,235,206	14,128,914
Total liabilities and stockholders’ equity	$149,739,285	$88,701,411

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In Thousands, Except Per Share Data)	2006	2005	2004
Interest Income:
Loans held for investment, including past-due fees	$7,046,473	$5,010,839	$4,234,420
Securities available for sale	676,712	386,896	312,301
Mortgage loans held for sale	71,063	8,799	—
Other	399,981	320,347	247,699
Total interest income	8,194,229	5,726,881	4,794,420
Interest Expense:
Deposits	1,814,797	1,173,137	1,009,545
Senior and subordinated notes	411,643	421,218	486,812
Other borrowings	868,159	452,284	295,085
Total interest expense	3,094,599	2,046,639	1,791,442
Net interest income	5,099,630	3,680,242	3,002,978
Provision for loan losses	1,476,438	1,491,072	1,220,852
Net interest income after provision for loan losses	3,623,192	2,189,170	1,782,126
Non-Interest Income:
Servicing and securitizations	4,209,637	3,945,183	3,635,465
Service charges and other customer-related fees	1,770,340	1,493,690	1,482,658
Mortgage banking operations	173,320	142,894	—
Interchange	549,074	514,196	475,810
Other	294,361	262,142	306,224
Total non-interest income	6,996,732	6,358,105	5,900,157
Non-Interest Expense:
Salaries and associate benefits	2,239,468	1,749,738	1,642,721
Marketing	1,444,635	1,379,938	1,337,780
Communications and data processing	713,439	580,992	475,355
Supplies and equipment	460,680	355,734	349,920
Occupancy	218,265	152,090	206,614
Other	1,890,706	1,499,781	1,309,829
Total non-interest expense	6,967,193	5,718,273	5,322,219
Income before income taxes	3,652,731	2,829,002	2,360,064
Income taxes	1,238,238	1,019,855	816,582
Net income	$2,414,493	$1,809,147	$1,543,482
Basic earnings per share	$7.80	$6.98	$6.55
Diluted earnings per share	$7.62	$6.73	$6.21
Dividends paid per share	$0.11	$0.11	$0.11

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2003	236,352,914	$2,364	$1,937,302	$4,078,508	$83,158	$(49,521)	$6,051,811
Comprehensive income:
Net income	—	—	—	1,543,482	—	—	1,543,482
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $29,048	—	—	—	—	(51,112)	—	(51,112)
Foreign currency translation adjustments	—	—	—	—	65,242	—	65,242
Unrealized gains in cash flow hedging instruments, net of income taxes of $26,516	—	—	—	—	47,471	—	47,471
Other comprehensive income	—	—	—	—	61,601	—	61,601
Comprehensive income							1,605,083
Cash dividends—$.11 per share	—	—	—	(25,618)	—	—	(25,618)
Purchase of treasury stock	—	—	—	—	—	(17,232)	(17,232)
Issuances of common stock and restricted stock, net of forfeitures	(59,534)	(1)	23,911	—	—	—	23,910
Exercise of stock options and related tax benefits	12,060,879	121	622,940	—	—	—	623,061
Compensation expense for restricted stock awards and stock options	—	—	127,174	—	—	—	127,174
Balance, December 31, 2004	248,354,259	2,484	2,711,327	5,596,372	144,759	(66,753)	8,388,189
Comprehensive income:
Net income	—	—	—	1,809,147	—	—	1,809,147
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $31,706	—	—	—	—	(54,876)	—	(54,876)
Foreign currency translation adjustments	—	—	—	—	(113,189)	—	(113,189)
Unrealized gains in cash flow hedging instruments, net of income taxes of $21,373	—	—	—	—	29,435	—	29,435
Other comprehensive income	—	—	—	—	(138,630)	—	(138,630)
Comprehensive income							1,670,517
Cash dividends—$.11 per share	—	—	—	(27,504)	—	—	(27,504)
Purchase of treasury stock	—	—	—	—	—	(40,049)	(40,049)
Issuances of common stock and restricted stock, net of forfeitures	11,059,437	110	761,371	—	—	—	761,481
Exercise of stock options and related tax benefits	10,489,976	105	506,897	—	—	—	507,002
Compensation expense for restricted stock awards and stock options	—	—	149,496	—	—	—	149,496
Issuance of common stock for acquisition	32,882,772	329	2,710,623	—	—	—	2,710,952
Allocation of ESOP shares	—	—	8,830	—	—	—	8,830
Balance, December 31, 2005	302,786,444	3,028	6,848,544	7,378,015	6,129	(106,802)	14,128,914
Comprehensive income:
Net income	—	—	—	2,414,493	—	—	2,414,493
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $16,635	—	—	—	—	24,119	—	24,119
Recognition of additional minimum pension liability, net of income tax benefit of $1,025	—	—	—	—	(1,903)	—	(1,903)
Foreign currency translation adjustments	—	—	—	—	246,066	—	246,066
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $6,750	—	—	—	—	(13,573)	—	(13,573)
Other comprehensive income	—	—	—	—	254,709	—	254.709
Comprehensive income							2,669,202
Adjustment to initially apply FASB Statement No. 158, net of income taxes of $2,876	—	—	—	—	5,342	—	5,342
Cash dividends—$.11 per share	—	—	—	(32,324)	—	—	(32,324)
Purchase of treasury stock	—	—	—	—	—	(21,615)	(21,615)
Issuances of common stock and restricted stock, net of forfeitures	1,550,117	16	31,395	—	—	—	31,411
Exercise of stock options and related tax benefits	3,934,592	39	261,139	—	—	—	261,178
Compensation expense for restricted stock awards and stock options	—	—	180,261	—	—	—	180,261
Issuance of common stock for acquisition	103,948,820	1,039	8,006,458	—	—	—	8,007,497
Allocation of ESOP shares	—	—	5,340	—	—	—	5,340
Balance, December 31, 2006	412,219,973	$4,122	$15,333,137	$9,760,184	$266,180	$(128,417)	$25,235,206

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In Thousands)	2006	2005	2004
Operating Activities:
Net Income	$2,414,493	$1,809,147	$1,543,482
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,476,438	1,491,072	1,220,852
Depreciation and amortization, net	542,090	425,640	381,852
Impairment of long-lived assets	—	13,272	69,769
Losses on sales of securities available for sale	29,203	6,817	23,049
Gains on sales of auto loans	(28,609)	(14,087)	(40,342)
Losses on repurchase of senior notes	—	12,444	4,287
Mortgage loans held for sale:
Transfers in and originations	(4,402,957)	(197,444)	—
Loss on sales	9,230	—	—
Proceeds from sales	3,525,000	—	—
Stock plan compensation expense	211,117	149,496	127,174
Changes in assets and liabilities, net of effects from purchase of companies acquired:
Increase in interest receivable	(45,311)	(180,867)	(38,562)
Decrease (increase) in accounts receivable from securitizations	314,425	(658,805)	664,204
Decrease in other assets	158,060	164,229	282,960
Increase (decrease) in interest payable	87,005	92,906	(18,788)
(Decrease) increase in other liabilities	(913,446)	550,043	269,373
Net cash provided by operating activities	3,376,738	3,663,863	4,489,310
Investing Activities:
Purchases of securities available for sale	(7,777,082)	(3,688,180)	(6,539,370)
Proceeds from maturities of securities available for sale	4,289,139	2,009,517	1,713,373
Proceeds from sales of securities available for sale	6,891,187	909,697	1,274,862
Proceeds from sale of automobile loans	—	257,230	931,003
Proceeds from securitizations of loans	12,343,771	9,482,333	10,854,927
Net increase in loans held for investment	(19,073,474)	(16,627,879)	(18,927,583)
Principal recoveries of loans previously charged off	547,304	448,351	453,705
Additions of premises and equipment, net	(712,190)	(159,823)	(208,975)
Net (payment for) receipt from companies acquired	(3,635,356)	450,562	—
Net cash used in investing activities	(7,126,701)	(6,918,192)	(10,448,058)
Financing Activities:
Net increase in deposits	184,830	2,239,553	3,233,915
Net increase in other borrowings	2,006,101	2,923,270	1,840,148
Issuances of senior notes	3,185,272	1,262,035	998,190
Maturities of senior notes	(1,226,882)	(876,567)	(1,031,892)
Repurchases of senior notes	(31,296)	(648,840)	(128,747)
Purchases of treasury stock	(21,615)	(40,049)	(17,232)
Dividends paid	(32,324)	(27,504)	(25,618)
Net proceeds from issuances of common stock	36,751	770,311	23,910
Proceeds from share based payment activities	238,355	312,176	497,003
Net cash provided by financing activities	4,339,192	5,914,385	5,389,677
Increase (decrease) in cash and cash equivalents	589,229	2,660,056	(569,071)
Cash and cash equivalents at beginning of year	4,071,267	1,411,211	1,980,282
Cash and cash equivalents at end of year	$4,660,496	$4,071,267	$1,411,211

See Notes to Consolidated Financial Statements.

Note 1

Significant Accounting Policies

Business

The Consolidated Financial Statements include the accounts of Capital One Financial Corporation (the “Corporation”) and its subsidiaries. The Corporation is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries include Capital One Bank (the “Bank”), a Virginia state chartered bank that currently offers credit card products and deposit products and also can engage in a wide variety of lending and other financial activities; Capital One, F.S.B. (the “Savings Bank”), a federally chartered savings bank that offers consumer and commercial lending and consumer deposit products; Capital One Auto Finance, Inc. (“COAF”), which offers automobile and other motor vehicle financing products; Capital One, N.A. (“CONA”), a national association that offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients; and North Fork Bank (“North Fork Bank”), a New York state chartered non-member bank that provides a broad range of deposit and lending services for consumer, commercial and small business customers. The Corporation and its subsidiaries are collectively referred to as the “Company.”

Another subsidiary of the Corporation, Superior Savings of New England, N.A. (“Superior”) focuses on telephonic and media-based generation of deposits. In addition, a subsidiary of North Fork Bank, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) offers residential and commercial mortgages.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the 2006 presentation. All amounts in the following notes, excluding per share data, are presented in thousands.

The following is a summary of the significant accounting policies used in preparation of the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R), (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “defined benefit plans”) to recognize the funded status of their defined benefit plans in the Consolidated Balance Sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end Consolidated Balance Sheet, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006, has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. SFAS 158’s provisions regarding the change in the measurement date of defined benefit plans are effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the consolidated earnings or financial position of the Company. See Note 12 for further discussion.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. Management is still evaluating the impact of adoption of SFAS 157 on the consolidated earnings and financial position of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective January 1, 2007, the Company has adopted the provisions of FIN 48; however, management is still evaluating the impact of adoption of FIN 48 on the financial position and results of operations of the Company.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, (“SFAS 156”). SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations prescribed by SFAS 156. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable, and SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions after the effective date of this statement. As of January 1, 2007, the Company adopted SFAS 156 and elected to measure its servicing assets and servicing liabilities using the fair value measurement method. The Company has identified mortgage servicing rights (MSRs) relating to residential mortgage loans as a single class of servicing rights and has elected to apply fair value accounting to these MSRs. Presently, this class represents all of the Company’s material servicing rights. The adoption of SFAS 156 did not have a material impact on the consolidated earnings or financial position of the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the consolidated earnings or financial position of the Company.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair valued estimated in accordance with the provisions of SFAS 123(R). The Company voluntarily adopted the expense recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (“SFAS 123”), prospectively to all awards granted, modified, or settled after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock based compensation plans. Results for prior periods have not been restated.

The Company has two active stock-based compensation plans, one employee plan and one non-employee director plan, which are described more fully in Note 10. Under these plans, the grants to retirement eligible associates continue to vest after the associate retires. For awards granted prior to the adoption of SFAS 123(R), the Company had been and will continue to recognize the compensation cost of those awards over the full vesting periods or up to the date of retirement.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $35.3 million and $23.3 million lower, respectively, than if it had continued to account for share-based compensation under SFAS 123. Basic and diluted earnings per share for 2006 would have been $7.87 and $7.69, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $7.80 and $7.62, respectively.

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

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks. Cash paid for interest for the years ended December 31, 2006, 2005 and 2004 was $2.9 billion, $1.9 billion and $1.8 billion, respectively. Cash paid for income taxes for the years ended December 31, 2006, 2005 and 2004 was $1.5 billion, $654.8 million and $705.1 million, respectively.

Securities Available for Sale

The Company classifies all debt securities as securities available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method. The Company evaluates its unrealized loss positions for impairment in accordance with FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. See Note 4 for additional details.

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of residential mortgage loans, secured by one-to-four family residential properties located throughout the United States. Loans originated with the intent of selling in the secondary market are classified as held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality.

The fair value of mortgage loans held for sale is impacted by changes in market interest rates. The exposure to changes in market interest rates is hedged primarily by selling forward contracts on agency securities. These derivative instruments, designated as fair value hedges, are recorded on the balance sheet at fair value with changes in fair value being recorded in mortgage banking operations in current earnings. Also changes in the fair value of mortgage loans held for sale are recorded as an adjustment to the loans’ carrying basis through mortgage banking operations income in current earnings.

As part of the Company’s mortgage banking operations, commitments to purchase or originate loans are entered into whereby the interest rate on the loans is determined prior to funding (“interest rate lock commitments”). Interest rate lock commitments on loans the Company intends to sell are recorded as derivative instruments as defined in Statement of Financial Accounting Standards No. 133—Accounting for Derivative Instruments and Hedging Activities and the fair value of interest rate lock commitments is determined using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or the pull through rate.

Similar to mortgage loans held for sale, the fair value of interest rate lock commitments is subject to change due to changes in market interest rates. In addition, the value of interest rate lock commitments is affected by changes in the anticipated loan funding probability or pull through rate. These changes in fair value are also hedged primarily by selling forward contracts on agency securities. Both the interest rate lock commitments and the related forward contracts are recorded at fair value with changes in fair value being recorded in current earnings in gain on sale of loans.

Loans originated for sale are primarily sold in the secondary market as whole loans. Whole loan sales are executed with either the servicing rights being retained or released to the buyer. For sales where the loans are sold with the servicing released to the buyer, the gain or loss on the sale is equal to the difference between the proceeds received and the carrying value of the loans sold. If the loans are sold with the servicing rights retained, the gain or loss on the sale is also impacted by the fair value attributed to the servicing rights.

As of December 31, 2006 and 2005, the balance in Mortgage loans held for sale was $10.4 billion and $0.2 billion, respectively.

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

As of December 31, 2006 and 2005, the retained interest on the Consolidated Balance sheet was $2.2 billion and $2.4 billion, respectively. See Note 22 for additional detail.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolios. The provision for loan losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is based on distinct allowance methodologies depending on the type of loans which include specifically identified criticized loans, migration analysis, forward loss curves and historical loss trends. In evaluating the sufficiency of the allowance for loan and lease losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan and lease losses, as applicable. The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require the Company’s prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

As of December 31, 2006 and 2005, the balance in the Allowance for loan and lease losses was $2.18 billion and $1.79 billion, respectively. See Note 5 for additional detail.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes direct costs (including external costs for purchased software, contractors, consultants and internal staff costs) for internally developed software projects that have been identified as being in the application development stage. Depreciation and amortization expenses are computed generally by the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are as follows: buildings and improvements—5-39 years; furniture and equipment—3-10 years; computers and software—3 years. See Note 8 for additional detail.

Goodwill and Other Intangible Assets

The Company performs annual impairment tests on acquisition goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of December 31, 2006 and 2005, Goodwill of $13.6 billion and $3.9 billion, respectively, were included in the Consolidated Balance Sheet. See Note 17 for additional detail.

Other intangible assets that have a finite life are amortized either on a straight-line or on an accelerated basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. At December 31, 2006 and 2005, net intangible assets included in Other assets on the Consolidated Balance Sheet of $1.3 billion and $394 million, respectively, consist of core deposit intangibles, trust intangibles, lease intangibles and other intangibles.

Representation and Warranty Reserve

The representation and warranty reserve is available to cover probable losses inherent with the sale of loans in the secondary market. In the normal course of business, certain representations and warranties are made to investors at the time of sale, which permit the investor to return the loan to the seller or require the seller to indemnify the investor for any losses incurred by the investor while the loan remains outstanding.

The evaluation process for determining the adequacy of the representation and warranty reserve and the periodic provisioning for estimated losses is performed for each product type on a quarterly basis. Factors considered in the evaluation process include historical sales volumes, aggregate repurchase and indemnification activity and actual losses incurred. Additions to the reserve are recorded as a reduction to the gain on sale of loans. Losses incurred on loans that the Company is required to either repurchase or make payments to the investor under the indemnification provisions are charged against the reserve. The representation and warranty reserve is included in other liabilities in the consolidated balance sheet.

As of December 31, 2006, the representation and warranty reserve carried a balance of $156.0 million.

Mortgage Servicing Rights

The right to service mortgage loans for others, or Mortgage Servicing Rights (“MSRs”), is recognized when mortgage loans are sold in the secondary market and the rights to service these loans are retained for a fee. The MSRs initial carrying value is determined by allocating the recorded investment in the underlying mortgage loans between the assets sold and the interest retained based on their relative fair values at the date of transfer. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. The Company uses assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. MSRs are carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is analyzed quarterly and adjusted to reflect changes in prepayment speeds.

MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. To evaluate and measure impairment, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. If it is determined that temporary impairment exists, a valuation allowance is established by risk stratification through a charge to earnings for any excess of amortized cost over the current fair value. If determined in future periods that all or a portion of the temporary impairment no longer exists for a particular risk stratification, the valuation allowance is reduced by increasing earnings. However, if impairment for a particular risk stratification is deemed other-than-

temporary, a direct write-down, permanently reducing the carrying value of the MSRs is recorded. The periodic evaluation of MSRs for other-than-temporary impairment considers both historical and projected trends in interest rates, payoff activity and whether impairment could be recovered through increases in market interest rates.

The MSR balance was $252.3 million at December 31, 2006. See Note 18 for additional detail.

Rewards Liability

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

As of December 31, 2006 and 2005, the rewards liability was $1.1 billion and $0.8 billion, respectively.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the Consolidated Balance Sheet and in the operating section of the Statement of Cash Flows as increases (decreases) of other assets and other liabilities. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

See Note 23 for additional detail.

Revenue Recognition

The Company recognizes earned finance charges and fee income on loans according to the contractual provisions of the credit arrangements. When the Company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of finance charge and fee receivables using a formula based on historical account migration patterns and current delinquency status. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue. The amount of finance charge and fees suppressed were $0.9 billion, $1.0 billion and $1.1 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by MasterCard International Inc. (“MasterCard”) and Visa U.S.A. Inc. (“Visa”) and are based on cardholder purchase volumes. The Company recognizes interchange income as earned.

Annual membership fees and direct loan origination costs are deferred and amortized over one year on a straight-line basis. Dealer fees and premiums are deferred and amortized over the average life of the related loans using the interest method for auto loan originations. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan. Deferred fees (net of deferred costs) were $372.2 million and $217.8 million as of December 31, 2006 and 2005, respectively.

A closed end loan’s past due or delinquency status is determined based on its contractual terms. Commercial, small business and some auto loans are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning full collectibility of both principal and interest. Interest and fees accrued but not collected through the end of the previous quarter are systematically reversed and charged against income at the time a loan is placed on non-accrual status. The finance charge and fees accrued and not collected are reversed when the loan charges off. All other consumer loans are subject to mandatory charge-off when any payment of principal or interest is more than 120 days delinquent and are therefore not placed in nonaccrual status prior to charge-off. Commercial and small business nonaccrual loans are considered to be impaired in accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”) when it is probable that all amounts due in accordance with the contractual terms will not be collected. For purposes of determining impairment, consumer loans are collectively evaluated as they are considered to be comprised of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment under the provisions of SFAS 114. Nonaccrual loans are charged off when deemed uncollectible by management. Interest payments received on nonaccrual loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. A loan remains in nonaccrual status until it is current as to principal and interest and the borrower demonstrates the ability to fulfill the contractual obligation.

Marketing

The Company expenses marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired. The amount of marketing expense was $1.4 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

Credit Card Fraud Losses

The Company experiences fraud losses from the unauthorized use of credit cards. Transactions suspected of being fraudulent are charged to non-interest expense after a 60 day investigation period. The amount of fraud losses were $103.0 million, $ 53.7 million, and $56.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. See Note 14 for additional detail.

Segments

The accounting policies of operating and reportable segments, as defined by the Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are the same as those described elsewhere in this footnote. Revenue for all segments is derived from external parties. Performance evaluation of and resource allocation to each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results. See Note 3 for further discussion of the Company’s operating and reportable segments.

Note 2

Business Combinations

North Fork Bancorporation

On December 1, 2006, the Company acquired 100% of the outstanding common stock of North Fork Bancorporation (“North Fork”), a regional bank holding company headquartered in New York conducting commercial and retail banking from branch locations in the New York, New Jersey, and Connecticut, with a complementary national mortgage banking business.

The acquisition was accounted for under the purchase method of accounting, and, as such, the assets and liabilities of North Fork were recorded at their respective fair values as of December 1, 2006. The results of North Fork’s operations were included in the Company’s Consolidated Statement of Income commencing December 1, 2006.

The total consideration of $13.2 billion, which includes the value of outstanding stock options, was settled through the issuance of 104.0 million shares of the Company’s common stock and payment of $5.2 billion in cash. Under the terms of the transaction, each share of North Fork common stock was exchanged for $28.14 in cash or 0.3692 shares of the Company’s common stock or a combination of common stock and cash based on the aforementioned conversion rates, based on the average of the closing prices on the NYSE of the Company’s common stock during the five trading days ending the day before the completion of the merger, which was $76.24.

A reconciliation of the excess consideration paid by the Company over North Fork’s net assets acquired (“goodwill”) is as follows:

Costs to acquire North Fork:
Capital One common stock issued	$7,924,850
Cash consideration paid	5,200,500
Fair value of employee stock options	83,633
Investment banking, legal, and consulting fees	31,547
Total consideration paid for North Fork	13,240,530

North Fork’s net assets at fair value:
North Fork’s stockholders’ equity at December 1, 2006	9,301,126
Elimination of North Fork’s intangibles (including goodwill)	(6,000,921)
Adjustments to reflect assets acquired at fair value:
Securities available for sale	782
Net loans	(269,123)
Property, plant and equipment	120,209
Other assets	75,003
Adjustments to reflect liabilities assumed at fair value:
Interest-bearing deposits	(45,268)
Borrowings	(9,738)
Other liabilities	(275,167)
Less: Adjusted identifiable net assets acquired	2,896,903

Core deposit intangibles:
Adjustment to recognize core deposit intangibles	940,000
Adjustment to recognize deferred tax liability from core deposit intangibles	(329,000)
Less: Core deposit intangibles and related deferred tax liability from core deposit intangibles	611,000
Total goodwill	$9,732,627

The following condensed balance sheet of North Fork discloses the amount assigned to each major asset and liability caption at the acquisition date. The allocation of the final purchase price is still subject to refinement as the integration process continues and additional information becomes available.

As of December 1, 2006
Assets
Cash and cash equivalents	$1,620,117
Securities available for sale	4,850,590
Mortgage loans held for sale	9,369,124
Net loans held for investment	31,625,409
Goodwill	9,732,627
Other intangibles	950,702
Premises and equipment, net	597,040
Other assets	1,091,971
Total assets	$59,837,580

Liabilities
Non interest bearing deposits	$7,494,747
Interest bearing deposits	30,147,769
Senior and subordinated notes	1,019,552
Other borrowings	6,719,714
Accrued interest payable	113,971
Other liabilities	1,101,297
Total liabilities	46,597,050
Net assets acquired	$13,240,530

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

In 2006, the Company recorded certain refinements to its initial estimates of the fair value of the assets and liabilities related to the Hibernia acquisition. These adjustments resulted in a $33.6 million decrease to goodwill.

The following unaudited pro forma condensed statements of income assume that the Company and North Fork were combined at the beginning of 2006 and the Company and Hibernia were combined at the beginning 2005.

	Years ended December 31
	2006	2005
Net interest income	$6,474,007	$5,880,711
Non-interest income	7,510,932	7,442,344
Provision for loan losses	1,513,438	1,764,864
Non-interest expense	8,172,068	7,543,993
Income taxes	1,470,297	1,430,981
Minority interest, net of income taxes	—	(92)
Net income	$2,829,136	$2,583,309
Basic earnings per share	$6.99	$6.59
Diluted earnings per share	$6.85	$6.40
(1)	Pro forma adjustments include the following adjustments: accretion for loan fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for interest-bearing deposits fair value premium, accretion for subordinated notes fair value premium, addition of interest expense for borrowings used to fund the acquisition, and related amortization for intangibles acquired, net of Hibernia’s and North Fork’s historical intangible amortization expense.

Other 2005 Acquisitions

During 2005, the Company closed acquisitions of Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity broker; InsLogic, an insurance brokerage firm and eSmartloan, a U.S. based online originator of home equity loans and mortgages, in all cash transactions. The acquisitions created approximately $391.4 million of goodwill, in the aggregate. See Note 17 “Goodwill and Other Intangible Assets” on page 116 for further discussion. These acquisitions when considered individually or in aggregate under relevant disclosure guidance do not require the presentation of separate pro forma financial information.

Note 3

Segments

The Company currently has four distinct operating segments: U.S. Card, Auto Finance, Global Financial Services and Banking. The U.S. Card segment consists of domestic consumer credit card activities. The Auto Finance segment consists of automobile and other motor vehicle financing activities. The Global Financial Services segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities. The Banking segment consists of local banking operations, which includes consumer, small business and commercial deposits and lending conducted within the Company’s branch network. The U.S. Card, Auto Finance, Global Financial Services and Banking segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other category includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, the mortgage and banking business recently added through the acquisition of North Fork Bancorporation, investments in external companies, and various non-lending activities. The Other category also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

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

See Note 1, Significant Accounting Policies, for the accounting policies of the reportable segments.

	Year Ended December 31, 2006
	U.S. Card	Auto Finance	Global Financial Services	Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$4,715,798	$1,437,795	$1,817,871	$996,929	$(27,517)	$8,940,876	$(3,841,246)	$5,099,630
Non-interest income	3,255,681	16,106	1,187,087	446,071	(1,955)	4,902,990	2,093,742	6,996,732
Provision for loan losses	1,644,619	494,835	1,068,395	399	15,694	3,223,942	(1,747,504)	1,476,438
Non-interest expenses	3,521,627	599,807	1,509,666	1,167,873	168,220	6,967,193	—	6,967,193
Income tax provision (benefit)	981,833	125,740	152,945	96,155	(118,435)	1,238,238	—	1,238,238
Net income (loss)	$1,823,400	$233,519	$273,952	$178,573	$(94,951)	$2,414,493	$—	$2,414,493
Loans held for investment	$53,623,680	$21,751,827	$26,983,673	$12,145,533	$31,646,555	$146,151,268	$(49,639,129)	$96,512,139

	Year Ended December 31, 2005
	U.S. Card	Auto Finance	Global Financial Services	Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$4,793,956	$1,149,377	$1,680,522	$—	$31,599	$7,655,454	$(3,975,212)	$3,680,242
Non-interest income	3,321,457	19,951	1,022,756	—	195,234	4,559,398	1,798,707	6,358,105
Provision for loan losses	2,279,109	459,513	925,777	—	3,178	3,667,577	(2,176,505)	1,491,072
Non-interest expenses	3,356,600	506,480	1,496,678	—	358,515	5,718,273	—	5,718,273
Income tax provision (benefit)	870,351	71,268	94,796	—	(16,560)	1,019,855	—	1,019,855
Net income (loss)	$1,609,353	$132,067	$186,027	$—	$(118,300)	$1,809,147	$—	$1,809,147
Loans held for investment	$49,463,522	$16,372,019	$23,386,490	$—	$16,305,460	$105,527,491	$(45,679,810)	$59,847,681

	Year Ended December 31, 2004
	U.S. Card	Auto Finance	Global Financial Services	Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$4,655,897	$797,936	$1,421,508	$—	$(240,599)	$6,634,742	$(3,631,764)	$3,002,978
Non-interest income	3,219,567	80,712	844,192	—	80,115	4,224,586	1,675,571	5,900,157
Provision for loan losses	2,207,888	279,981	683,612	—	5,564	3,177,045	(1,956,193)	1,220,852
Non-interest expenses	3,499,918	342,761	1,265,549	—	213,991	5,322,219	—	5,322,219
Income tax provision (benefit)	780,357	92,126	103,459	—	(159,360)	816,582	—	816,582
Net income (loss)	$1,387,301	$163,780	$213,080	$—	$(220,679)	$1,543,482	$—	$1,543,482
Loans held for investment	$48,609,571	$9,997,497	$21,240,325	$—	$13,906	$79,861,299	$(41,645,708)	$38,215,591
(1)	Income statement adjustments for the year ended December 31, 2006 reclassify the net of finance charges of $5,485.0 million, past due fees of $938.6 million, interest income of $(239.7) million and interest expense of $2,342.7 million; and net charge-offs of $1,747.5 million to Non-interest income from Net interest income and Provision for loan losses, respectively.
Income statement adjustments for the year ended December 31, 2005 reclassify the net of finance charges of $5,052.8 million, past due fees of $1,006.1 million, interest income of $(196.4) million and interest expense of $1,887.3 million; and net charge-offs of $2,176.5 million to Non-interest income from Net interest income and Provision for loan losses, respectively.

Income statement adjustments for the year ended December 31, 2004 reclassify the net of finance charges of $4,340.1 million, past due fees of $1,042.2 million, interest income of $(195.5) million and interest expense of $1,555.0 million; and net charge-offs of $1,956.2 million to Non-interest income from Net interest income and Provision for loan losses, respectively.
(2)	For 2006, other segment includes North Fork Bank results. For 2005, other segment includes Hibernia Bank results.

Significant Segment Adjustments

Non-recurring Non Interest Income Items

During 2005, the Company sold previously purchased charged-off loan portfolios resulting in a gain of $34.0 million which was reported in non-interest income and held in the Other category.

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

Non-recurring Operating Expense Items

During 2006, the Company sold a number of Treasury and Agency securities realizing a loss of $34.9 million which was reported in non-interest expense and held in the Other category. In addition, the Company reclassified to Mortgage loans held for sale $4.2 billion of North Fork’s mortgage portfolio and $1.5 billion of CONA’s residential mortgage portfolio as part of a balance sheet downsizing plan in connection with the acquisition of North Fork resulting in a loss of $21.4 million from the mark to lower of cost or market which was reported in mortgage banking operations income in the Other category. The Company entered into freestanding interest rate swaps to mitigate the interest rate exposure on the mortgage loans held for sale. The Company recognized a mark-to-market gain on the freestanding interest rates swaps of $35.7 million in Mortgage banking operations income held in the Other category.

During the years ended December 31, 2005 and 2004, the Company recognized non-interest expense of $76.3 million and $161.2 million, respectively, for employee termination and facility consolidation charges related to continued cost reduction initiatives and other less material one-time charges. Of these amounts, $41.7 million and $109.6 million was allocated to the U.S. Card segment, $24.9 million and $45.4 million was allocated to the Global Financial Services segment, $8.5 million and $4.5 million was allocated to the Auto Finance segment and the remainder was held in the Other category for the years ended December 31, 2005 and 2004, respectively.

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

The Gulf Coast Hurricanes’ Impacts

As a result of the Gulf Coast Hurricanes of 2005, the Company recorded a $28.5 million allowance for loan losses and recognized a $15.6 million write-down on retained interests related to its loan securitization programs in 2005. Of the additional allowance build, $10.0 million was allocated to the U.S. Card segment, $2.5 million was allocated to the Global Financial Services segment, and $16.0 million was allocated to the Auto Finance segment. The $15.6 million write-down of retained interests was held in the Other category. The impact of the hurricanes on Hibernia was reflected in Hibernia’s results prior to the acquisition

During 2006, the Company determined that $25.7 million of allowance for loan losses previously established by Hibernia to cover expected losses in the portion of the loan portfolio impacted by the hurricanes was no longer needed. This determination was driven by improvements in credit performance of the impacted portfolios since the time those reserves were established. As a result, the Banking segment includes the reversal of this allowance.

Bankruptcy Legislation Impacts

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (“new bankruptcy legislation”) became effective in October 2005. As a result, the Company experienced a significant increase in bankruptcy related charge-offs during 2005 which is reflected in the provision for loan losses. The majority of the increase was allocated to the U.S. Card segment.

MasterCard IPO

During 2006, MasterCard, Inc. completed an initial public offering of its stock. In connection with this transaction, the Company received 2,305,140 Class B shares of which 1,360,032 Class B shares were immediately redeemed by MasterCard, Inc. The Company recognized a $20.5 million gain from the share redemption, which was reported in non-interest expense and held in the Other category. In addition, the Company sold a combination of previously purchased charged-off loan portfolios and Company originated charged-off loans resulting in the recognition of $83.8 million of non-interest income held in the Other category.

Note 4

Securities Available for Sale

Securities available for sale as of December 31, 2006, 2005 and 2004 were as follows:

	Expected Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Amortized Cost Totals
December 31, 2006
U.S. Treasury and other U.S. government agency obligations	$422,352	$1,404,961	$239,127	$991	$2,067,431	$2,091,601
Collateralized mortgage obligations	2,009	2,197,964	96,820	543,189	2,839,982	2,860,302
Mortgage backed securities	4,858	1,207,529	1,470,515	5,914,861	8,597,763	8,692,290
Asset backed securities	—	284,275	157,770	161,713	603,758	606,558
Other	573,830	204,781	154,542	409,960	1,343,113	1,293,580
Total	$1,003,049	$5,299,510	$2,118,774	$7,030,714	$15,452,047	$15,544,331
December 31, 2005
U.S. Treasury and other U.S. government agency obligations	$867,737	$2,741,771	$789,664	$4,020	$4,403,192	$4,480,536
Collateralized mortgage obligations	84,531	3,840,768	85,777	—	4,011,076	4,084,633
Mortgage backed securities	4,528	3,601,471	509,398	9,683	4,125,080	4,138,804
Asset backed securities	231,395	1,064,668	92,506	—	1,388,569	1,391,930
Other	108,748	10,349	20,722	177,282	317,101	281,350
Total	$1,296,939	$11,259,027	$1,498,067	$190,985	$14,245,018	$14,377,253

Securities available for sale included pledged securities of $9.5 billion and $5.1 billion at December 31, 2006 and 2005, respectively.

Unrealized gains (losses) on securities included gross unrealized gains of $62.2 million, $52.3 million and $28.2 million, and gross unrealized losses of $154.5 million, $184.5 million and $70.3 million, as of December 31, 2006, 2005 and 2004, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the investments in an unrealized loss position, aggregated by investment category, at December 31, 2006 and 2005.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006
U.S. Treasury and other U.S. government agency obligations	$604,830	$3,779	$1,461,583	$17,245	$2,066,413	$21,024
Collateralized mortgage obligations	2,105,803	16,464	4,156,371	62,290	6,262,174	78,754
Mortgage backed securities	1,124,073	6,381	3,112,745	35,895	4,236,818	42,276
Asset backed securities	183,651	591	983,371	9,803	1,167,022	10,394
Other	599,211	1,642	38,552	411	637,763	2,053
Total	$4,617,568	$28,857	$9,752,622	$125,644	$14,370,190	$154,501

December 31, 2005
U.S. Treasury and other U.S. government agency obligations	$1,639,450	$21,013	$2,302,986	$56,448	$3,942,436	$77,461
Collateralized mortgage obligations	1,633,672	27,716	1,613,960	48,347	3,247,632	76,063
Mortgage backed securities	1,119,539	14,115	350,523	12,282	1,470,062	26,397
Asset backed securities	560,506	2,759	105,579	1,513	666,085	4,272
Other	95,993	350	—	—	95,993	350
Total	$5,049,160	$65,953	$4,373,048	$118,590	$9,422,208	$184,543

The Company has determined that these investments have only temporary impairment based on a number of criteria, including the timeframe of the unrealized loss position, the nature of the investments and the Company’s intent and ability to hold the fixed income securities until a recovery of fair value, which may be maturity, occurs.

U.S. Treasury and other U.S. government agency Obligations. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

Collateralized Mortgage Obligations. The unrealized losses on the Company’s investment in collateralized mortgage obligations were primarily caused by interest rate increases. Since the decline in market value is primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

Mortgage-Backed Securities. The unrealized losses of the Company’s investment in federal agency mortgage-backed securities were primarily caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Since the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

Asset-Backed Securities. The unrealized losses on the Company’s investments in asset-backed security items were primarily a reflection of the interest rate environment. Since the decline in market value is attributable to a rise in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

Other. The unrealized losses on the Company’s investments in other items were primarily a reflection of the interest rate environment. Since the decline in market value is primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

	Weighted Average Yields
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2006
U.S. Treasury and other U.S. government agency obligations	3.58%	4.76%	4.42%	5.44%
Collateralized mortgage obligations	4.96	5.11	5.45	4.82
Mortgage backed securities	6.74	5.03	5.04	6.25
Asset backed securities	4.47	4.94	5.69	—
Other	3.74	3.79	3.82	4.84
Total	3.93%	5.02%	4.98%	5.73%

The distribution of mortgage-backed securities, collateralized mortgage obligations, and asset backed securities is based on average expected maturities. Actual maturities could differ because issuers may have the right to call or prepay obligations.

Weighted average yields were determined based on amortized cost. Gross realized gains on sales of securities were $36.8 million, $7.4 million, and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gross realized losses were $66.0 million, $14.2 million, and $24.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 5

Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses:

	Year Ended December 31
	2006	2005	2004
Balance at beginning of year	$1,790,000	$1,505,000	$1,595,000
Provision for loan losses	1,476,438	1,491,072	1,220,852
Acquisitions	225,890	224,144	—
Other	72,821	(12,731)	(15,284)
Charge-offs	(1,932,453)	(1,865,836)	(1,749,273)
Principal recoveries	547,304	448,351	453,705
Net charge-offs	(1,385,149)	(1,417,485)	(1,295,568)
Balance at end of year	$2,180,000	$1,790,000	$1,505,000

Loans totaling approximately $573.0 million and $422.3 million, representing amounts which were greater than 90 days past due, were included in the Company’s reported loan portfolio as of December 31, 2006 and 2005, respectively.

Note 6

Loans Held for Investment

The composition of the loans held for investment portfolio was as follows:

	December 31
	2006	2005
Year-End Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$18,102,140	$16,389,054
International	3,203,148	3,356,415
Total credit cards	21,305,288	19,745,469
Installment loans
Domestic	7,057,270	5,763,538
International	637,982	551,460
Total installment loans	7,695,252	6,314,998
Auto loans	23,180,455	18,041,894
Mortgage loans	12,586,905	5,281,009
Total consumer loans	64,767,900	49,383,370
Commercial loans	31,744,239	10,464,311
Total reported loans held for investment	$96,512,139	$59,847,681

Note 7

Loans Acquired in a Transfer

In conjunction with the Hibernia merger transaction in 2005, the Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. Those loans are segregated into pools apart from the remaining portfolio and accounted for under Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”).

The carrying amount of those loans is included in loans held for investment in the consolidated balance sheet at December 31 and is as follows:

	December 31
	2006	2005
Consumer	$—	$2,428,886
Commercial	607,540	1,695,151
Total Outstanding	$607,540	$4,124,037
Total carrying amount	$560,054	$3,938,394

	Accretable Yield
	2006	2005
Balance at beginning of year	$565,739	$—
Additions	—	602,729
Accretion	(183,092)	(36,990)
Adjustments during allocation period	(269,850)	—
Transfers to held for sale	(24,093)	—
Balance at end of year	$88,704	$565,739

The majority of these loans were accounted for under SOP 03-3 because of the expected impact of the Gulf Coast Hurricanes. During the one year allocation period following the merger date, the Company determined that certain loans, for which it was considered probable at acquisition that all contractually required payments would not be collected, did not have the evidence of deterioration of credit quality originally considered. As a result, the Company reclassified $2.0 billion of loans out of the existing SOP 03-3 loan pools at par with a corresponding $30.8 million increase to the allowance for loan losses to cover anticipated losses and a decrease to goodwill. The $30.8 million is related to the allowance for loan losses that existed for those loans prior to the hurricanes. In addition, the estimate of fair value of the loans continuing to be accounted for under SOP 03-3 was finalized during the allocation period. Together, the adjustments resulted in a $68.8 million decrease to goodwill. Also in the fourth quarter of 2006, loans totaling approximately $376.5 million continuing to be accounted for under SOP 03-3 were transferred to mortgage loans held for sale.

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	2006	2005
Contractually required payments receivable at acquisition
Consumer	$—	$2,932,051
Commercial	—	2,100,306
Total	$—	$5,032,357
Nonaccretable difference (expected losses and foregone interest)	—	215,025
Cash flows expected to be collected at acquisition	$—	$4,817,332
Accretable yield (interest component of expected cash flows)	$—	$602,729
Basis in acquired loans at acquisition	$—	$4,214,603

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

The Company considered if there was evidence of deterioration in credit quality for the loans acquired in the North Fork acquisition. The Company determined that none of these loans were required to be accounted for in accordance with SOP 03-3.

Note 8

Premises and Equipment

Premises and equipment were as follows:

	December 31
	2006	2005
Land	$396,554	$214,696
Buildings and improvements	1,265,524	722,679
Furniture and equipment	1,003,142	796,668
Computer software	786,626	568,731
In process	245,883	134,525
	3,697,729	2,437,299
Less: Accumulated depreciation and amortization	(1,494,449)	(1,245,893)
Total premises and equipment, net	$2,203,280	$1,191,406

Depreciation and amortization expense was $270.5 million, $210.2 million, and $224.3 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

As discussed in Note 2—Business Combinations, the Company completed its acquisition of North Fork Bank in December 2006. The acquisition added: $168.5 million in land, $299.4 million in buildings and improvements, $87.2 million of furniture and equipment, $24.8 million of computer software and $24.8 million of construction in process at December 31, 2006, which are reflected in the table above.

During 2005, the Company closed on the sale of certain facilities in Seattle, Washington and Tampa, Florida as part of its facility consolidation efforts. The final sales price of the Tampa, Florida facility was greater than the recorded impaired value, and as such, the Company reversed $18.8 million of its previously recorded impairment in Occupancy expense during the year ended December 31, 2005.

Note 9

Borrowings

Borrowings as of December 31, 2006 and 2005 were as follows:

	2006		2005
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Interest-bearing deposits	$74,122,822	3.72%	$43,092,096	3.55%
Senior and subordinated notes
Bank notes—fixed rate	$3,519,649	5.49%	$4,371,893	5.69%
Corporation	6,205,821	5.72%	2,372,086	6.13%
Total	$9,725,470		$6,743,979
Other borrowings
Secured borrowings	$14,532,381	5.19%	$11,884,947	4.27%
Junior capital income securities and subordinated debentures	1,623,726	7.92%	166,930	4.96%
FHLB advances	2,648,363	5.32%	1,465,344	4.45%
Federal funds purchased and resale agreements	3,736,470	5.27%	745,719	3.62%
Other short-term borrowings	1,716,067	5.89%	1,271,221	2.09%
Total	$24,257,007		$15,534,161

Interest-Bearing Deposits

As of December 31, 2006, the Company had $74.1 billion in interest-bearing deposits of which $12.0 billion represents large denomination certificates of $100 thousand or more. As of December 31, 2005, the Company had $43.1 billion in interest-bearing deposits of which $11.0 billion represents large denomination certificates of $100 thousand or more.

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $3.2 billion and $4.2 billion outstanding at December 31, 2006 and 2005, respectively. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $166.2 million and $211.6 million was outstanding at December 31, 2006 and 2005, respectively. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

Prior to 2006, the Company issued senior and subordinated notes that as of December 31, 2006 had a par amount of $5.5 billion.

In August 2006, the Company issued $1.0 billion aggregate principal amount of 6.150% Subordinated Notes due September 1, 2016.

In September 2006, the Company issued $1.1 billion of Floating Rate Senior Notes due September 10, 2009 and $1.1 billion of 5.7% Senior Notes due September 15, 2011.

In December 2006, in connection with the North Fork acquisition, the Company assumed $150.0 million of 9.25% Subordinated Notes due October 1, 2010, $350.0 million of 3.20% senior notes due June 6, 2008, $350.0 million of 5.875% fixed rate subordinated notes due August 15, 2012 and $150.0 million of 5.00% fixed rate subordinated loans due August 15, 2012.

During 2005, the Company issued $500.0 million of ten year 5.5% fixed rate senior notes.

In November 2005, as part of the Hibernia acquisition, the Company assumed $100.0 million in ten year 5.35% fixed rate subordinated notes.

Corporation Shelf Registration Statement

As of December 31, 2006, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. As of December 31, 2006, the Corporation had one effective shelf registration statement under which the Corporation from time to time may offer and sell senior or subordinated debt securities, preferred stock, common stock, common equity units and stock purchase contracts. This shelf registration statement was updated in October 2005 to increase capacity to an aggregate amount not to exceed $2.5 billion.

Other Borrowings

Secured Borrowings

COAF, a subsidiary of the Company, maintained twenty agreements to transfer pools of consumer loans accounted for as secured borrowings at December 31, 2006. The agreements were entered into between 2003 and 2006, relating to the transfers of pools of consumer loans totaling $26.3 billion. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred consumer loans. The secured borrowings accrue interest predominantly at fixed rates and mature between April 2007 and December 2011, or earlier depending upon the repayment of the underlying consumer loans. At December 31, 2006 and 2005, $14.5 billion and $11.9 billion, respectively, of the secured borrowings were outstanding.

Junior Subordinated Capital Income Securities and Junior Subordinated Debentures

Prior to 2006, the Company issued junior subordinated capital income securities and junior subordinated debentures that as of December 31, 2006 had a par amount of $160.0 million.

In June 2006, the Company and Capital One Capital II, a subsidiary of the Company created as a Delaware statutory business trust, issued $345.0 million aggregate principal amount of 7.5% Enhanced TRUPS® that are scheduled to mature on June 15, 2066. The securities represent a preferred beneficial interest in the assets of the trust.

In August 2006, the Company and Capital One Capital III, a subsidiary of the Company created as a Delaware statutory business trust, issued $650.0 million aggregate principal amount of 7.686% Capital Securities that are scheduled to mature on August 15, 2036. The securities represent a preferred beneficial interest in the assets of the trust.

In December 2006, in connection with the North Fork acquisition, the Company assumed $100.0 million of 8.70% junior subordinated debentures due December 15, 2026, $200.0 million of 9.10% junior subordinated debentures due June 1, 2027, $100.0 million of 8.0% junior subordinated debentures due December 15, 2027 and $45.0 million of 8.17% junior subordinated debentures due May 1, 2028.

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

FHLB Advances

During 2006, the Company utilized Federal Reserve Home Loan Bank (FHLB) advances of $2.6 billion which are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB stock totaled $236.4 million at December 31, 2006 and is included in Other assets.

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

Collateralized Revolving Credit Facilities

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). The Capital One Auto Loan Facility II has the capacity to issue up to $1.8 billion in secured notes. The Capital One Auto Loan Facility II has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. At December 31, 2006 and 2005, $1.2 billion and $599.0 million, respectively, were outstanding under the facility.

In April 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Facility I”). As of December 31, 2006, the Capital One Auto Facility I had the capacity to issue up to $3.3 billion in secured notes. The Capital One Auto Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. At December 31, 2006 and 2005, $461.0 million and $381.0 million, respectively, were outstanding under the facility.

Interest-bearing deposits, Senior and subordinated notes and Other borrowings as of December 31, 2006, mature as follows:

	Interest- Bearing Deposits	Senior and Subordinated Notes	Other Borrowings	Total
2007	$31,405,210	$461,546	$13,303,627	$45,170,383
2008	10,628,671	1,817,740	4,727,961	17,174,372
2009	7,189,683	1,599,046	3,543,696	12,332,425
2010	3,426,194	749,046	1,032,863	5,208,103
2011	13,493,907	3,199,046	2,905	16,695,858
Thereafter	7,979,157	1,899,046	1,645,955	11,524,158
Total	$74,122,822	$9,725,470	$24,257,007	$108,105,299

Note 10

Stock Plans

The Company has two active stock-based compensation plans, one employee plan and one non-employee director plan. Under the plans, the Company reserves common shares for issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock units.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for the Company’s active stock-based compensation plans as of December 31, 2006, 2005 and 2004. The ability to issue grants from other plans was terminated in 2004.

		Available For Issuance
Plan Name	Shares Reserved	2006	2005	2004
2004 Stock Incentive Plan	20,000,000	12,287,294	4,313,190	7,068,515
1999 Non-Employee Directors Stock Incentive Plan	825,000	134,600	166,500	193,430

Generally the exercise price of stock options, or value of restricted stock awards, will equal the fair market value of the Company’s stock on the date of grant. The maximum contractual term for options is ten years, and option vesting is determined at the time of grant. The vesting for most options is 33 1/3 percent per year beginning with the first anniversary of the grant date. For restricted stock, the vesting is usually 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date or three years from the date of grant.

The Company also issues cash equity units which are recorded as liabilities as expense is recognized. Cash equity units are not issued out of the Company’s stock-based compensation plans because they are settled with a cash payment for each unit vested equal to the fair market value of the Company’s stock on the vesting date. Cash equity units vest 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date or three years from the date of grant.

The Company recognizes compensation expense on a straight line basis over the entire award’s vesting period for any awards with graded vesting. Total compensation expense recognized for share based compensation during the years 2006, 2005 and 2004 was $211.1 million, $154.5 million and $95.9 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the years 2006, 2005 and 2004 was $73.9 million, $54.1 million and $33.6 million, respectively.

Stock option expense is based on per option fair values, estimated at the grant date using a Black-Scholes option-pricing model. The fair value of options granted during 2006, 2005 and 2004 was estimated using the weighted average assumptions summarized below:

Assumptions	2006	2005	2004
Dividend yield	.13%	.14%	.15%
Volatility factors of stock’s expected market price(1)	29%	46%	55%
Average risk-free interest rate	4.68%	4.26%	3.57%
Expected option lives (in years)	4.5	5.3	5.8
(1)	In December 2005, the Company started using the implied volatility of publicly traded and over-the-counter stock options as a basis for the expected volatility assumption. Previously, expected volatility was based on historical stock price observations.

A summary of option activity under the plans as of December 31, 2006, and changes during the year then ended is presented below:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000,000)
Outstanding January 1, 2006	26,785	$51.39
Granted	3,000	86.05
Options of acquired entity	3,482	58.83
Exercised	(4,071)	48.54
Cancelled	(1,084)	69.38
Outstanding December 31, 2006	28,112	$55.77	5.0 years	$630.3
Exercisable December 31, 2006	21,180	$49.50	4.4 years	$582.2

At December 31, 2006, the number, weighted average exercise price, aggregate intrinsic value and weighted average remaining contractual terms of options vested and expected to vest approximate amounts for options outstanding. The weighted-average fair value of options granted during the years 2006, 2005 and 2004 was $26.94, $37.07 and $42.29, respectively. Cash proceeds from the exercise of stock options were $182.3 million for 2006. Tax benefits realized from the exercise of stock options were $50.4 million for 2006. The total intrinsic value of options exercised during the years 2006, 2005 and 2004 was $143.1 million, $502.0 million, and $368.5 million, respectively.

A summary of 2006 activity for restricted stock awards and units is presented below:

	Shares (000)	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2006	2,466	$62.83
Granted	1,573	$82.54
Vested	(1,304)	$78.61
Cancelled	(389)	$69.55
Unvested December 31, 2006	2,346	$77.48

The weighted-average grant date fair value of restricted stock granted for the years 2006, 2005 and 2004 was $82.54, $78.68 and $67.68, respectively. The total fair value of restricted stock vesting during the years 2006, 2005 and 2004 was $100.9 million, $205.4 million and $87.3 million, respectively. At December 31, 2006 there was unrecognized compensation cost for unvested restricted awards of $117.3 million. That cost is expected to be recognized over the next 3 years.

Cash equity units vesting during the years end ended December 31, 2006 and 2005 resulted in cash payments to associates of $18.7 million and $0.1 million, respectively. These cash payments reflect the number of units vesting priced at the Company’s stock price as of the vest date. At December 31, 2006 there was unrecognized compensation cost for unvested cash equity units of $64.3 million, based on the stock price at that date. That cost is expected to be recognized over the next 3 years.

2007 CEO Grant

In December 2006, the Company’s Board of Directors approved a compensation package for the Company’s Chief Executive Officer (CEO). This package included 595,000 stock options which were granted at the fair market value at the grant date. These options will vest upon the fifth anniversary date of the grant or upon departure from employment with Capital One for reasons other than retirement. Upon retirement, these options will continue to vest in accordance with the original vesting schedule. Compensation expense of $18.0 million for these options was recorded in 2006 in accordance with the retirement eligibility provisions of
SFAS 123(R).

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

Associate Stock Purchase Plan

The Company maintains an Associate Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is a compensatory plan under SFAS 123(R); accordingly the Company recognized $4.8 million, $5.4 million and $4.4 million in compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively.

Under the Purchase Plan, associates of the Company are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of unissued common or treasury stock of the Company at 85% of the current market price. Shares may also be acquired on the market. An aggregate of 3.0 million common shares has been authorized for issuance under the 2002 Associate Stock Purchase Plan, of which 0.9 million shares were available for issuance as of December 31, 2006.

Dividend Reinvestment and Stock Purchase Plan

In 1997, the Company implemented its dividend reinvestment and stock purchase plan (“1997 DRP”), which allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments. The Company has 3.6 million shares available for issuance under the 1997 DRP at December 31, 2006. The Company also instituted an additional dividend reinvestment plan in 2002 (“2002 DRP”) with an additional 7.5 million shares reserved, all of which were available for issuance at December 31, 2006.

Note 11

Employee Stock Ownership Plan

The Company has an internally leveraged employee stock ownership plan (“ESOP”) in which substantially all former employees of Hibernia participate. In accordance with the merger agreement with Hibernia, assets of the ESOP trust were allocated solely for the benefit of participants who were employees of Hibernia and its subsidiaries immediately prior to the merger date. The ESOP trust owned 1,137,331 and 949,579 shares of COF Common Stock at December 31, 2006 and December 31, 2005, respectively. The Company makes annual contributions to the ESOP in an amount determined by the Company’s Board of Directors (or a committee authorized by the Board of Directors), but at least equal to the ESOP’s minimum debt service less dividends received by the ESOP. Dividends received by the ESOP in 2006 were used to pay debt service, and it is anticipated this practice will continue in the future.

The ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The remaining collateral shares are reported as a reduction to paid-in capital in equity. As shares are committed to be released, the Company reports compensation expense equal to the current market value of the shares, and the shares become outstanding for earnings per share calculations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of contributions due to the ESOP.

Compensation expense of $5.4 million and $0.7 million relating to the ESOP was recorded by the Company for the years ended December 31, 2006 and December 31, 2005, respectively. The ESOP held 876,907 and 705,178 allocated shares and 260,424 and 244,401 suspense shares at December 31, 2006 and December 31, 2005, respectively. The fair value of the suspense shares was $20.0 million and $21.1 million at December 31, 2006 and December 31, 2005, respectively.

Note 12

Retirement Plans

Defined Contribution Plans

The Company sponsors a contributory Associate Savings Plan in which substantially all full-time and certain part-time associates are eligible to participate. The Company makes contributions to each eligible associate’s account, matches a portion of associate contributions and makes discretionary contributions based upon the Company meeting a certain earnings per share target. The Company’s contributions to this plan amounted to $70.9 million, $67.6 million, and $71.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company sponsors other defined contribution plans that were assumed through recent acquisitions. Contributions of cash and shares of the Company’s common stock to these plans amounted to $12.6 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively.

Defined Benefit and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans and other postretirement benefit plans. Pension plans include a legacy frozen cash balance plan and plans assumed in the North Fork acquisition including two qualified defined benefit pension plans and several non-qualified defined benefit pension plans. Other postretirement benefit plans include a legacy plan and plans assumed in the Hibernia and North Fork acquisitions, all of which provide medical and life insurance benefits.

Those plans assumed in the North Fork acquisition were valued using a December 1 measurement date. The Company’s other plans were valued using an October 1 measurement date.

The defined benefit and other postretirement benefit plans are presented below in accordance with SFAS 158. Full disclosure of prior period postretirement benefit amounts are omitted due to immateriality. Net periodic postretirement benefit expense was $8.5 million and $6.7 million for 2005 and 2004, respectively. The liability recognized on the consolidated balance sheet for the legacy defined postretirement benefit plan at December 31, 2005 was $42.0 million.

The following table sets forth, on an aggregated basis, changes in the benefit obligations and plan assets, how the funded status is recognized in the balance sheet, and the components of net periodic benefit cost.

	Pension Benefits 2006	Postretirement Benefits 2006

Change in benefit obligation:
Benefit obligation at beginning of year	$7,597	$47,989
Service cost	1,087	6,942
Interest cost	1,347	2,708
Benefits paid	(3,450)	(1,430)
Benefit obligation assumed through acquisition	214,478	33,248
Actuarial loss	(318)	(5,247)
Benefit obligation at end of year	$220,741	$84,210

Change in plan assets:
Fair value of plan assets t beginning of year	$5,528	$—
Actual return on plan assets	2,344	46
Employer contributions	129	149
Plan assets acquired through acquisition	299,175	7,636
Benefits paid	(3,450)	(149)
Fair value of plan assets at end of year	$303,726	$7,682
Funded status at end of year	$82,985	$(76,528)

Balance Sheet Presentation:
Other assets	$96,191	$—
Other liabilities	(13,206)	(76,528)
Net amount recognized at end of year	$82,985	$(76,528)
Accumulated benefit obligation at end of year	$213,061	n/a

Components of net periodic benefit cost:
Service cost	$1,087	$6,942
Interest cost	1,347	2,708
Expected return on plan assets	(2,223)	(46)
Amortization of transition obligation, prior service credit, and net actuarial loss	175	(3,711)
Net periodic benefit cost	$386	$5,893

The following table sets forth the aggregate benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets. Based on the status of the Company’s pension plans, the information presented also represents the aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets.

	Pension Benefits	Postretirement Benefits
	2006	2006
Benefit obligation	17,704	84,210
Fair value of plan assets	4,498	7,682

The following table presents weighted-average assumptions used in the accounting for the plans.

	Pension Benefits 2006	Postretirement Benefits 2006
Assumptions for benefit obligations at measurement date
Discount rate	5.6%	5.7%
Rate of compensation increase	4.0%	n/a

Assumptions for periodic benefit cost for the year ended
Discount rate	5.5%	5.5%
Expected rate of return on plan assets	7.5%	7.5%
Rate of compensation increase	4.0%	n/a

Assumptions for year-end valuations
Health care cost trend rate assumed for next year	n/a	9.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	5.0%
Year the rate reaches the ultimate trend rate	n/a	201	6

To develop the expected long-term rate of return on plan assets assumption, consideration was given to the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	2006
	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	9,393	(7,768)
Effect on total service and interest cost components	2,014	(1,595)

Adoption of SFAS 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the benefit obligations) of its defined benefit plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to cumulative other comprehensive income, net of tax. The adjustment to cumulative other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service credits, and unrecognized transition obligation remaining from the initial adoption of SFAS 106, all of which were previously netted against the plans’ funded status in the Company’s balance sheet pursuant to the provisions of SFAS 87 and SFAS 106. These amounts will be subsequently recognized as net periodic benefit cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in cumulative other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Adopting SFAS 158.”

	At December 31, 2006
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at December 31, 2006
Other assets	3,614,850	82	3,614,932
Other liabilities	4,181,207	(5,260)	4,175,947
Cumulative other comprehensive income	260,838	5,342	266,180

Pretax amounts recognized in cumulative other comprehensive income that have not yet been recognized as a component of net periodic benefit cost consist of:

	Pension Benefits	Postretirement Benefits
	2006	2006
Transition obligation	$—	$(331)
Prior service credit	—	14,712
Net actuarial loss	(2,928)	(6,163)
Cumulative other comprehensive income	$(2,928)	$8,218

Pretax amounts in cumulative other comprehensive income that are expected to be recognized as components of net periodic benefit cost for the year ending December 31, 2007 consist of:

	Pension Benefits	Postretirement Benefits
Transition obligation	$—	$55
Prior service credit	—	(4,570)
Net actuarial loss	149	207
Total	$149	$(4,308)

Plan Assets

The actual asset allocation for the year ended December 31, 2006 for the qualified defined benefit pension plan obtained through the North Fork acquisition as of the measurement date was equity securities of 60%, debt securities of 38%, and other of 2%.

The investment guidelines for this plan limit equity securities to not more than 60% of assets and debt securities to not more than 40% of assets.

The guidelines specify equity allocations as follows: (1) large capitalization value of 30% to 40%, (2) large capitalization growth of 20% to 30%, (3) middle capitalization of 10% to 20%, (4) smaller capitalization of 5% to 15%, and (5) diversified international of 10% to 20%.

Debt securities are limited by the investment guidelines to United States Government obligations or corporate issues rated Baa or higher by Standard & Poor’s or Moody’s. Cash equivalent securities may be viewed as alternative investment vehicles and are limited by the guidelines to mutual funds consisting of instruments issued by the United States Government, United States Treasury, Federal Reserve System or Federal Home Loan Bank, or mutual funds consisting of commercial paper issued by a domestic corporation rated “prime” by the National Credit Office, or of individual fixed income instruments rated A or P1 or higher, maturing in 180 days or less.

The guidelines require that the plan’s performance be reviewed periodically by comparing total rates of return to specified indices.

Expected future benefit payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
2007	$14,594	$3,869
2008	15,308	4,085
2009	16,254	4,344
2010	16,271	4,578
2011	17,265	4,913
2012 - 2016	99,378	27,877

In 2007, $0.9 million in contributions are expected to be made to the pension plans and $3.9 million in contributions are expected to be made to the other postretirement benefit plans.

Note 13

Other Non-Interest Expense

	Year Ended December 31
	2006	2005	2004
Professional services	$683,440	$490,617	$415,169
Collections	525,680	537,772	530,909
Fraud losses	103,010	53,744	55,981
Bankcard association assessments	166,512	136,318	122,934
Other	412,064	281,330	184,836
Total	$1,890,706	$1,499,781	$1,309,829

Note 14

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31
	2006	2005	2004
Current income tax provision:
Federal taxes	$1,181,884	$899,646	$749,800
State taxes	65,741	30,180	33,849
International taxes	61,661	(19,558)	35,107
Total current provision (benefit)	$1,309,286	$910,268	$818,756
Deferred income tax provision:
Federal taxes	$3,678	$45,021	$12,337
State taxes	(25,395)	11,312	(23,944)
International taxes	(49,331)	53,254	9,433
Total deferred provision (benefit)	$(71,048)	$109,587	$(2,174)
Total income tax provision	$1,238,238	$1,019,855	$816,582

Income tax benefits of $22.0 million and $1.4 million in 2006 and 2005, respectively, were allocated directly to reduce goodwill from acquisitions. Income tax expense (benefit) reported in shareholders’ equity was as follows:

	Year Ended December 31
	2006	2005	2004
Foreign currency translation gains (losses)	$(18,033)	$(18,004)	$2,201
Net unrealized securities gains (losses)	16,635	(31,706)	(29,048)
Net unrealized derivative gains (losses)	(6,750)	21,373	26,516
Employee stock plans	(77,090)	(168,426)	(126,058)
Employee retirement plans	1,851
Total current provision (benefit)	$(83,387)	$(196,763)	$(126,389)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense was:

	Year Ended December 31
	2006	2005	2004
Income tax at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
Resolution of federal income tax issues and audits	(1.94)
Other, including state taxes	0.84	1.05	(0.40)
Income taxes	33.90%	36.05%	34.60%

During 2006, the Company’s income tax expense was reduced by $70.7 million due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service. This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	December 31
	2006	2005
Deferred tax assets:
Allowance for loan losses	$696,890	$450,463
Unearned income	112,577	125,848
Net unrealized losses on securities and derivative instruments	45,139	22,164
State taxes, net of federal benefit	16,317	31,146
Employee stock plans	110,925	61,844
Rewards & sweepstakes programs	164,506	43,059
Valuation difference of acquired securities	19,982	27,423
Valuation difference of acquired loans	155,106	124,134
Retained liability—Manufactured Housing	30,461	—
Employee benefits	54,948	64,353
Foreign taxes	4,686	(45,817)
Other	195,879	148,960
Subtotal	1,607,416	1,053,577
Valuation allowance	(15,543)	(42,531)
Total deferred tax assets	1,591,873	1,011,046
Deferred tax liabilities:
Securitizations	76,166	22,708
Deferred revenue	652,554	676,852
Property & equipment	75,156	85,572
Prepaid advertisement	43,253	24,367
Leasing activities	15,507	17,335
Core deposit intangibles	419,744	129,703
Goodwill amortization	108,942	6,856
Servicing assets	93,168	—
Other	100,378	54,757
Total deferred tax liabilities	1,584,868	1,018,150
Net deferred tax assets (liabilities)	$7,005	$(7,104)

Included in Other deferred tax assets at December 31, 2006, the Company has a $12.1 million net operating loss carryforward for U.S. federal income taxes purposes with a tax value of $4.2 million that expires in 2020. The Company has capital loss carryforwards of $4.2 million with a tax value of $1.5 million that expire in 2007 and 2008. The Company has net operating loss carryforwards for state purposes with a tax value of $5.4 million that expire from 2006 to 2025. The Company has foreign tax credit carryforwards of $12.1 million that expire in 2014 and 2015.

During 2006, the valuation allowance for certain loss and tax credits carryforwards decreased by a net $26.9 million. The valuation allowance decreased due to an $18.5 million reduction to the allowance for capital loss carryforwards, of which $7.8 million was applied to goodwill. The valuation allowance was further decreased by an $11.9 million reduction for timing differences for state tax purposes and a $1.1 million reduction for state net operating loss carryforwards. The state valuation allowance was increased by $4.6 million acquired through the purchase of North Fork Bancorporation, Inc. for which subsequently recognized tax benefits will reduce goodwill.

The deferred tax liability for deferred revenue represents late fees, interchange, cash advance fees and overlimit fees. These items are treated as original issue discount (“OID”) for tax purposes and recognized over the life of the related credit card receivables. These items are recognized in the income statement as income in the year earned. For income statement purposes, late fees are reported as interest income, and interchange, cash advance fees and overlimit fees are reported as non- interest income.

	December 31
	2006	2005
Deferred revenue:
OID	$1,769,466	$1,854,753
OID—cash advance fees	94,974	79,153
OID—accretion adjustment	—	(43)
Gross deferred tax liability	$1,864,440	$1,933,863
Net federal deferred tax liability	$652,554	$676,852

As of December 31, 2006, U.S. income taxes and foreign withholding taxes have not been provided on approximately $275.0 million of unremitted earnings of subsidiaries operating outside the U.S., in accordance with APB Opinion No. 23, Accounting for Income Taxes—Special Areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, the Company could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2006, U.S. income taxes have not provided for approximately $276.0 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork Bancorporation, Inc., are subject to recapture in the unlikely event that North Fork Bank makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

Note 15

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(Shares in Thousands)	2006	2005	2004
Numerator:
Net income	$2,414,493	$1,809,147	$1,543,482
Denominator:
Denominator for basic earnings per share-Weighted-average shares	309,584	259,159	235,613
Effect of dilutive securities:
Stock options	6,171	7,367	10,594
Restricted stock and units	1,268	2,382	2,560
Dilutive potential common shares	7,439	9,749	13,154
Denominator for diluted earnings per share-Adjusted weighted-average shares	317,023	268,908	248,767
Basic earnings per share	$7.80	$6.98	$6.55
Diluted earnings per share	$7.62	$6.73	$6.21

Securities of approximately 4,538,000, 1,862,000 and 218,000 during 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 16

Cumulative Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax of $45.1 million, $22.2 million and $8.7 million as of December 31, 2006, 2005, and 2004, respectively:

As of December 31	2006	2005	2004
Unrealized losses on securities	$(47,134)	$(71,253)	$(16,377)
Net unrecognized elements of defined benefit plans	3,439	—	—
Foreign currency translation adjustments	291,759	45,693	158,882
Unrealized gains on cash flow hedging instruments	18,116	31,689	2,254
Total cumulative other comprehensive income	$266,180	$6,129	$144,759

During 2006, 2005 and 2004, the Company reclassified $10.1 million, $32.2 million and $(118.0) million, respectively of net gains (losses), after tax, on derivative instruments from cumulative other comprehensive income into earnings.

During 2006, 2005 and 2004, the Company reclassified $(81.9) million, $(3.0) million and $2.6 million, respectively of net (losses) gains on sales of securities, after tax, from cumulative other comprehensive income into earnings.

Note 17

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

	U.S. Card	Auto Finance	Global Financial Services	Banking	Other	Total
Balance at December 31, 2004	$—	$218,957	$133,200	$—	$—	$352,157
Additions	—	109,235	291,588	—	3,188,334	3,589,157
Impairment Loss	—	—	(25,490)	—	—	(25,490)
Foreign Currency Translation	—	—	(9,425)	—	—	(9,425)
Balance at December 31, 2005	$—	$328,192	$389,873	$—	$3,188,334	$3,906,399
Transfers	762,284	431,661	352,048	1,642,341	(3,188,334)	—
Additions	—	—	—	—	9,732,627	9,732,627
Adjustments	—	3,795	—	(18,413)		(14,618)
Foreign Currency Translation	—	—	11,027	—	—	11,027
Balance at December 31, 2006	$762,284	$763,648	$752,948	$1,623,928	$9,732,627	$13,635,435

During 2006, the Company acquired North Fork Bancorporation, Inc., a commercial and retail bank in New York, which created $9.7 billion of goodwill, in the aggregate. The goodwill associated with the acquisition of North Fork is being held in the Other category at December 31, 2006. In addition, purchase accounting adjustments of $(18.4) million associated with the acquisition of Hibernia Corporation in 2005 were allocated to the Banking segment and $3.8 million associated with the acquisition of Onyx Acceptance Corporation were allocated to the Auto Finance segment.

Goodwill associated with the 2005 acquisition of Hibernia was allocated during 2006 across the operating segments. This allocation was based on the increased relative fair value of the segments post-acquisition.

Goodwill impairment is tested at the reporting unit level on an annual basis according to SFAS 142. For the year 2006, there was no impairment recognized.

During 2005, the company closed acquisitions of Onyx Acceptance Corporation, a specialty auto loan originator; Hfs Group, a United Kingdom based home equity broker; InsLogic, an insurance brokerage firm; eSmartloan, a U.S. based online originator of home equity loans and mortgages; and Hibernia Corporation, a retail bank in Louisiana, which created approximately $3.6 billion of goodwill, in the aggregate. The goodwill associated with the acquisition of Hibernia Corporation was being held in the Other category while all other 2005 acquisitions were allocated to Auto Finance and Global Financial Services segments at December 31, 2005.

In December 2005, based on a change in strategic direction related to the Company’s insurance brokerage business held in the Global Financial Services segment, the Company recognized a $25.5 million goodwill impairment loss. The impairment charge was recorded in other non-interest expense in the consolidated income statement.

In connection with the acquisitions of Hibernia and North Fork, the Company recorded intangible assets that consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists, brokerage relationships and insurance contracts. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$1,306,806	$(80,364)	$1,226,442	11.1 years
Trust intangibles	10,500	(1,270)	9,230	17.0 years
Lease intangibles	15,911	(1,647)	14,264	9.0 years
Other intangibles	11,474	(2,154)	9,320	9.3 years
Total	$1,344,691	$(85,435)	$1,259,256

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$380,000	$(9,421)	$370,579	10.0 years
Trust intangibles	10,500	(145)	10,355	18.0 years
Lease intangibles	5,209	(148)	5,061	9.6 years
Other intangibles	8,351	(168)	8,183	11.5 years
Total	$404,060	$(9,882)	394,178

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $88.8 million for the year ended December 31, 2006. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 11.0 years. Estimated future amortization is as follows: 2007—$217.6 million, 2008—$196.2 million, 2009—$174.5, 2010—$152.9 million, 2011—$132.3 million.

Note 18

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee. MSRs are carried at the lower of the initial carrying value, adjusted for amortization or fair value. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is periodically analyzed and adjusted to reflect changes in prepayment speeds. MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. To evaluate and measure impairment, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. If it is determined that temporary impairment exists, a valuation allowance is established by risk stratification through a charge to earnings for any excess of amortized cost over the current fair value. If determined in future periods that all or a portion of the temporary impairment no longer exists for a particular risk stratification, the valuation allowance is reduced by increasing earnings. The following table sets forth the changes in the carrying value and fair value of mortgage servicing rights at December 31:

Mortgage Servicing Rights:	2006
Balance, Beginning of Period	$—
Acquired in Acquisitions	252,353
Originations	8,756
Amortization	(8,644)
Sales	(170)
Balance at End of Year	$252,295
Fair Value at December 31	$267,482
Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.92%
Weighted Average Service Fee	0.28

The significant assumptions used in estimating the fair value of the servicing assets at December 31, 2006 were as follows:

2006
Weighted average prepayment rate (includes default rate)	28.89%
Weighted average life (in years)	3.4
Discount rate	10.50%

At December 31, 2006, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $12.5 million and $23.6 million, respectively.

The following table summarizes our estimate of amortization of MSR’s for the five-year period ending December 31, 2011. This projection was developed using the assumptions made by management in its December 31, 2006, valuation of MSR’s. The assumptions underlying the following estimate will be affected as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated Amortization
Year Ended December 31,
2007	$71,529
2008	44,823
2009	30,736
2010	22,392
2011	16,804
Five year total	186,284
Thereafter	66,011
Total	$252,295

As of December 31, 2006, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $56.1 billion, of which $33.1 billion was serviced for investors other than the Company.

Note 19

Regulatory Matters

The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”), the Savings Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (the “OTS”), CONA and Superior are subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”), and North Fork Bank is subject to capital adequacy guidelines adopted by the Federal Deposit Insurance Corporation (the “FDIC”) (collectively the “regulators”). The capital adequacy guidelines require the Company, the Bank, the Savings Bank, CONA, Superior and North Fork Bank to maintain specific capital levels based upon quantitative measures of their assets, liabilities and off-balance sheet items. In addition, the Bank, Savings Bank, CONA, Superior and North Fork Bank must also adhere to the regulatory framework for prompt corrective action.

The most recent notifications received from the regulators categorized the Bank, the Savings Bank, CONA, Superior and North Fork Bank as “well-capitalized.” As of December 31, 2006, the Company’s, the Bank’s, the Savings Bank’s, CONA’s, Superior’s and North Fork Bank’s capital exceeded all minimum regulatory requirements to which they were subject, and there were no conditions or events since the notifications discussed above that management believes would have changed the Company’s, the Bank’s, the Savings Bank’s, CONA’s, Superior’s or North Fork Bank’s capital category.

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
December 31, 2006
Capital One Financial Corp.(1)
Tier 1 Capital	10.22%	9.36%	4.00%	N/A
Total Capital	13.27	12.26	8.00	N/A
Tier 1 Leverage	12.35	12.35	4.00	N/A

Capital One Bank
Tier 1 Capital	12.30%	9.38%	4.00%	6.00%
Total Capital	15.94	12.39	8.00	10.00
Tier 1 Leverage	11.56	11.56	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.01%	10.66%	4.00%	6.00%
Total Capital	14.29	11.93	8.00	10.00
Tier 1 Leverage	13.28	13.28	4.00	5.00

Capital One, N.A.
Tier 1 Capital	11.05%	N/A	4.00%	6.00%
Total Capital	12.04	N/A	8.00	10.00
Tier 1 Leverage	7.61	N/A	4.00	5.00

North Fork Bank
Tier 1 Capital	11.21%	N/A	4.00%	6.00%
Total Capital	12.11	N/A	8.00	10.00
Tier 1 Leverage	8.09	N/A	4.00	5.00

Superior Bank
Tier 1 Capital	12.28%	N/A	4.00%	6.00%
Total Capital	12.60	N/A	8.00	10.00
Tier 1 Leverage	6.16	N/A	4.00	5.00
December 31, 2005
Capital One Financial Corp.(1)
Tier 1 Capital	13.25%	11.86%	4.00%	N/A
Total Capital	15.44	13.94	8.00	N/A
Tier 1 Leverage	14.21	14.21	4.00	N/A

Capital One Bank
Tier 1 Capital	13.54%	10.64%	4.00%	6.00%
Total Capital	17.41	13.90	8.00	10.00
Tier 1 Leverage	11.35	11.35	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.11%	11.13%	4.00%	6.00%
Total Capital	14.39	12.40	8.00	10.00
Tier 1 Leverage	12.73	12.73	4.00	5.00

Capital One, N.A.
Tier 1 Capital	10.46%	N/A	4.00%	6.00%
Total Capital	11.64	N/A	8.00	10.00
Tier 1 Leverage	7.76	N/A	4.00	5.00
(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan losses accordingly. Under the Subprime Guidelines, the Bank and Superior Bank each exceed the minimum capital adequacy guidelines as of December 31, 2006. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.

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

Additionally, regulatory restrictions exist that limit the ability of the Bank, Savings Bank, CONA, North Fork Bank and Superior to transfer funds to the Corporation. As of December 31, 2006, retained earnings of the Bank, the Savings Bank, CONA, North Fork Bank and Superior of $142.2 million, $362.0 million, $101.2 million, $37.5 million and $0.4 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

CONA is required to maintain cash on hand or non-interest bearing balances with the Federal Reserve to meet reserve requirements. CONA’s non-interest bearing balance with the Federal Reserve was $30.3 million as of December 31, 2006.

North Fork entered into an informal memorandum of understanding with the bank regulatory authorities pursuant to which it is required to take certain actions regarding its anti-money laundering compliance program. The Company is responsible for fulfilling the obligations of this informal memorandum of understanding.

Note 20

Commitments, Contingencies and Guarantees

Letters of Credit and Financial Guarantees

As a result of the acquisitions of Hibernia and North Fork, the Company issues letters of credit (both standby and commercial) and financial guarantees to meet the financing needs of its customers. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s allowance for loan losses.

The Company had contractual amounts of standby letters of credit, commercial letters of credit, and financial guarantees of $1.2 billion at December 31, 2006. As of December 31, 2006, financial guarantees had expiration dates ranging from 2007 to 2012. The fair value of the guarantees outstanding at December 31, 2006 that have been issued since January 1, 2003, was $4.9 million and was included in other liabilities.

Loan and Line of Credit Commitments

As of December 31, 2006, the Company had $179.0 billion of unused credit card lines. While this amount represented the total unused available credit card lines, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time. The

Company generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

As a result of the acquisitions of Hibernia and North Fork, the Company enters into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future requirements. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $16.1 billion as of December 31, 2006.

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2035, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses amounted to approximately $60.0 million, $68.1 million, and $38.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum rental commitments as of December 31, 2006, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2007	$141,116
2008	139,338
2009	122,541
2010	103,082
2011	87,447
Thereafter	528,048
Total	$1,121,572

Minimum sublease rental income of $24.0 million, due in future years under noncancelable leases, has not been included in the table above as a reduction to minimum lease payments.

Securitization Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Corporation entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Corporation shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Corporation the amount of such payment. At December 31, 2006, the maximum exposure to the Corporation under the letter agreements was approximately $17.0 million.

Industry Litigation

Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case. In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against MasterCard and Visa and several member banks alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. The complaint requests civil monetary damages, which could be trebled. The Corporation, the Bank, and the Savings Bank are named defendants in this lawsuit.

Separately, a number of entities, each purporting to represent a class of retail merchants, have also filed antitrust lawsuits (the “Interchange lawsuits”) against MasterCard and Visa and several member banks, including the Corporation and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints request civil monetary damages, which could be trebled. In October 2005, the Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery.

We believe that we have meritorious defenses with respect to these cases and intend to defend these cases vigorously. At the present time, management is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the consolidated financial position of the Corporation or the Corporation’s results of operations in any future reporting period.

In addition, several merchants filed class action antitrust lawsuits, which were subsequently consolidated, against the associations relating to certain debit card products. In April 2003, the associations agreed to settle the lawsuit in exchange for payments to plaintiffs and for changes in policies and interchange rates for debit cards. Certain merchant plaintiffs have opted out of the settlements and have commenced separate lawsuits. Additionally, consumer class action lawsuits with claims mirroring the merchants’ allegations have been filed in several courts. Finally, MasterCard and Visa, as well as certain member banks, continue to face additional lawsuits regarding policies, practices, products and fees.

With the exception of the Interchange lawsuits and the Amex lawsuit, the Corporation and its subsidiaries are not parties to the lawsuits against MasterCard and Visa described above and therefore will not be directly liable for any amount related to any possible or known settlements of such lawsuits. However, the Corporation’s subsidiary banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues, including changes in interchange payments. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including the Corporation’s subsidiary banks, may be brought into the lawsuits or future lawsuits. In part as a result of such litigation, MasterCard and Visa are expected to continue to evolve as corporate entities, including by changing their governance structures as previously announced. During the second quarter of 2006, MasterCard successfully completed its initial public offering and Visa revised its governance structure. Both entities now rely upon independent directors for certain decisions, including the setting of interchange rates.

Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, including the Corporation and its subsidiary banks, (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange fees, the Company cannot determine at this time the long-term effects of these suits.

Other Pending and Threatened Litigation

In January 2007, individual plaintiffs purporting to represent a class of cardholders filed an antitrust lawsuit (the “Piñon matter”) against several issuing banks, including the Corporation, alleging among other things that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. The complaint requests civil monetary damages, which could be trebled.

We believe that we have meritorious defenses with respect to this case and intend to defend this case vigorously. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on either the consolidated financial position of the Corporation or the Corporation’s results of operations in any future reporting period.

In addition, the Company also commonly is subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the consolidated financial position or results of operations of the Company.

Tax issues for years 1995-1999 are pending in the U.S. Tax Court. The ultimate resolution of these issues is not expected to have a material effect upon the Corporation’s operations or financial condition.

Note 21

Related Party Transactions

In the ordinary course of business, executive officers and directors of the Company may have consumer loans issued by the Company. Pursuant to the Company’s policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility.

Note 22

Off-Balance Sheet Securitizations

Off-balance sheet securitizations involve the transfer of pools of consumer loan receivables by the Company to one or more third-party trusts or qualified special purpose entities in transactions that are accounted for as sales in accordance with SFAS 140. Certain undivided interests in the pool of consumer loan receivables are sold to investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the consumer loan receivables transferred. Each new off-balance sheet securitization results in the removal of consumer loan principal receivables equal to the sold undivided interests in the pool from the Company’s consolidated balance sheet (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. The remaining undivided interests in principal receivables of the pool, as well as the unpaid billed finance charge and fee receivables related to the Company’s undivided interest in the principal receivables are retained by the Company and recorded as consumer loans on the Consolidated Balance Sheet. The amounts of the remaining undivided interests fluctuate as the accountholders make principal payments and incur new charges on the selected accounts. The amount of retained consumer loan receivables was $9.9 billion and $11.0 billion as of December 31, 2006 and 2005, respectively.

The following table presents the year-end and average balances, as well as the delinquent and net charge-off amounts of the reported, off-balance sheet and managed consumer loan portfolios.

Supplemental Loan Information

	Year Ended December 31
	2006		2005
	Loans Outstanding	Loans Delinquent	Loans Outstanding	Loans Delinquent
Managed loans held for investment	$146,151,268	$4,414,045	$105,527,491	$3,423,820
Securitization adjustments	(49,639,129)	(1,765,642)	(45,679,810)	(1,544,812)
Reported loans held for investment	$96,512,139	$2,648,403	$59,847,681	$1,879,008

	Average Loans	Net Charge- Offs	Average Loans	Net Charge- Offs
Managed loans held for investment	$111,328,595	$3,158,080	$85,265,023	$3,623,152
Securitization adjustments	(47,751,316)	(1,750,591)	(44,530,786)	(2,176,503)
Reported loans held for investment	$63,577,279	$1,407,489	$40,734,237	$1,446,649

The Company’s retained residual interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained subordinated undivided interests in the transferred receivables, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The interest-only strip is recorded at fair value, while the majority of the other residual interests are carried at cost, which approximates fair value. Retained residual interests totaled $2.2 billion and $2.4 billion at December 31, 2006 and 2005, respectively. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on the transferred financial assets. The investors and the trusts have no recourse to the Company’s assets, other than the retained residual interests, if the off-balance sheet loans are not paid when due.

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

Securitization Key Assumptions

Year Ended December 31	2006	2005
Weighted average life for receivables (months)	8 to 9	9 to 10
Principal repayment rate (weighted average rate)	14% to 16%	13% to 14%
Charge-off rate (weighted average rate)	3% to 4%	4% to 5%
Discount rate (weighted average rate)	10% to 13%	9% to 13%

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

Securitization Key Assumptions and Sensitivities

As of December 31	2006	2005
Interest-only strip	$448,684	$419,196
Weighted average life for receivables (months)	8	9
Principal repayment rate (weighted average rate)	16%	14%
Impact on fair value of 10% adverse change	$(26,505)	$(13,802)
Impact on fair value of 20% adverse change	(49,799)	(25,203)
Charge-off rate (weighted average rate)	4%	4%
Impact on fair value of 10% adverse change	$(45,334)	$(62,326)
Impact on fair value of 20% adverse change	(90,476)	(124,536)
Discount rate (weighted average rate)	10%	13%
Impact on fair value of 10% adverse change	$(2,042)	$(2,202)
Impact on fair value of 20% adverse change	(4,109)	(4,378)

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

Securitization Cash Flows

Year Ended December 31	2006	2005
Proceeds from new securitizations	$12,343,771	$9,482,333
Collections reinvested in revolving-period securitizations	85,525,697	76,224,390
Repurchases of accounts from the trust	236,964	391,118
Servicing fees received	893,046	846,535
Cash flows received on retained interests(1)	4,465,769	4,076,128

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the Trust to the Company.

For the year ended December 31, 2006, the Company recognized gross gains of $50.4 million on the sale of $12.3 billion of loan principal receivables compared to gross gains of $58.2 million on the sale of $9.5 billion of loan principal receivables for the year ended December 31, 2005 and gross gains of $55.8 million on the sale of $10.9 billion of loans in 2004 These gross gains are included in servicing and securitizations income. In addition, the Company recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $66.1 million, $48.6 million and $69.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Note 23

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

The Company has also entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s public fund certificates of deposit, senior notes, and U.S. Agency investments from fixed rates to variable rates over the next ten years.

For the years ended December 31, 2006 and 2005, net gains or losses related to the ineffective portion of the Company’s fair value hedging instruments were not material.

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

During the year ended December 31, 2006, the Company recognized no losses related to the ineffective portions of its cash flow hedging instruments. During the year ended December 31, 2005, the Company recognized $3.1 million of losses, recorded in other non-interest income, related to the ineffective portions of its cash flow hedging instruments. The Company recognized no net gains or losses during the years ended December 31, 2006 and December 31, 2005 for cash flow hedges that have been discontinued because the forecasted transaction was no longer probable of occurring.

At December 31, 2006, the Company expects to reclassify $0.9 million of net losses, after tax, on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur.

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

For the years ended December 31, 2006 and 2005, net gains of $1.5 million and $0.3 million respectively, related to these derivatives were included in the cumulative translation adjustment.

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

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings. During the years ended December 31, 2006 and 2005, the Company had net gains of $36.8 million and $6.6 million, respectively, which are recorded in non-interest income.

In April 2006, the Company entered into derivative instruments to mitigate certain exposures it faced as a result of the expected acquisition of North Fork. The position was designed to protect the Company’s tangible capital ratios from falling below a desired level in the event that subsequent increases in interest rates had reduced the mark-to-market value of North Fork’s balance sheet prior to closing. The Company’s maximum negative exposure was no more than approximately $50 million. The derivative instruments were not treated as designated hedges and were marked to market through the income statement until expiration. During their existence, $30.2 million was recognized as a reduction to mortgage banking operations income as a mark to market adjustment. The derivative instruments expired out of the money and unexercised on October 2, 2006 with a $19.9 million reduction to mortgage banking operations income.

Mortgage Banking Derivatives

The Company, as part of its mortgage banking operations, enters into commitments to originate or purchase loans whereby the interest rate of the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intends to sell in the secondary market are considered freestanding derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of gain on sale of loans. In accordance with Staff Accounting Bulletin No, 105, Application of Accounting Principles to Loan Commitments, interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are determined based on current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loans will fund within the terms of the commitment. The initial value inherent in the loan commitments at origination is recognized through gain on sale of loans when the underlying loan is sold. Both the interest rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of gain on sale of loans.

Generally, if interest rates increase, the value of the interest rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. The Company economically hedges the risk of overall changes in fair value of loans held-for-sale and interest rate lock commitments generally by entering into mandatory commitments to deliver mortgage whole loans to various investors, selling forward contracts on government backed mortgage securities and, to a lesser extent, by using futures and options to economically hedge the fair value of interest rate lock commitments. In accordance with SFAS 133, certain of these positions qualify as fair value hedges against a portion of the funded held-for-sale loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on fair value changes attributable to the hedged risk. The forward contracts, futures and options used to economically hedge the loan commitments are accounted for as non-trading derivatives and naturally offset loan commitment mark-to-market gains and losses recognized as a component of gain on sale. During the month ended December 31, 2006, the Company had immaterial net gains related to its mortgage banking non-trading derivatives.

The notional amount of all forward contracts was $3.4 billion at December 31, 2006. Forward contracts designated as fair value hedges associated with mortgage loans held-for-sale had a notional value of $2.6 billion at December 31, 2006. The notional amount of forward contracts used to manage the risk associated with interest rate lock commitments on mortgage loans was $0.8 billion at December 31, 2006.

The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the month and year ended December 31, 2006:

2006
Gain/(Loss) on Hedged Mortgage Loans	(4,031)
Gain/(Loss) on Derivatives	4,015
Hedge Ineffectiveness	(16)

Note 24

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

	December 31
	2006		2005
	Loans	Percentage of Total	Loans	Percentage of Total
Geographic Region:
Domestic
South	$49,604,219	33.94%	$44,959,029	42.60%
West	24,897,404	17.04%	18,225,986	17.27
Midwest	20,179,405	13.81%	17,091,800	16.20
Northeast	39,722,822	27.18%	14,601,852	13.84
Total Domestic	134,403,850	91.97%	94,878,667	89.91%
International
U.K.	8,964,525	6.13%	8,124,850	7.70%
Canada	2,782,893	1.90%	2,513,936	2.38
Other	—	—	10,038	0.01
Total International	11,747,418	8.03%	10,648,824	10.09%
	146,151,268	100.00%	105,527,491	100.00%
Less securitization adjustments	(49,639,129)		(45,679,810)
Total	$96,512,139		$59,847,681

Note 25

Disclosures About Fair Value of Financial Instruments

The following discloses the fair value of financial instruments whether or not recognized in the balance sheets as of December 31, 2006 and 2005. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. As required under GAAP, these disclosures exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The Company, in estimating the fair value of its financial instruments as of December 31, 2006 and 2005, used the following methods and assumptions:

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Securities available for sale

The fair value of securities available for sale was determined using current market prices. See Note 4 for fair values by type of security.

Mortgage loans held for sale

The carrying amount approximates fair value.

Loans held for investment

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

Mortgage Servicing Rights

MSRs are carried at the lower of the initial carrying value, adjusted for amortization, or fair value.

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

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,660,496	$4,660,496	$4,071,267	$4,071,267
Securities available for sale	15,452,047	15,452,047	14,245,018	14,245,018
Mortgage loans held for sale	10,435,295	10,435,739	197,444	197,444
Net loans held for investment	96,512,139	98,057,383	59,847,681	60,182,156
Interest receivable	816,426	816,426	563,542	563,542
Accounts receivable from securitization	4,589,235	4,589,235	4,904,547	4,904,547
Derivatives	326,892	326,892	265,685	265,685
Mortgage servicing rights	252,295	267,482	—	—
Financial Liabilities	$11,648,070	$11,648,070	$4,841,171	$4,841,171
Non-interest bearing deposits
Interest-bearing deposits	74,122,822	71,438,918	43,092,096	42,911,307
Senior and subordinated notes	9,725,470	9,811,459	6,743,979	6,774,486
Other borrowings	24,257,007	23,852,818	15,534,161	15,575,106
Interest payable	574,763	574,763	371,681	371,681
Derivatives	218,604	218,604	229,971	229,971

Commitments to extend credit, letters of credit, and financial guarantees

These financial instruments generally are not sold or traded. The fair value of the financial guarantees outstanding at December 31, 2006 that have been issued since January 1, 2003, was $4.9 million and was included in other liabilities. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At December 31, 2006 and 2005, there was no material unrealized appreciation or depreciation on these financial instruments.

Note 26

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

	2006	2005	2004
Domestic
Total Assets	$145,056,455	$83,447,512	$48,117,413
Revenue(1)	11,099,121	8,950,059	7,873,218
Income before income taxes	3,598,658	2,666,491	2,118,067
Net Income	2,379,321	1,674,061	1,369,082

International
Total Assets	4,682,830	5,253,899	5,629,842
Revenue(1)	997,241	1,088,288	1,029,917
Income before income taxes	54,073	162,511	241,997
Net Income	35,172	135,086	174,400

Total Company
Total Assets	$149,739,285	$88,701,411	$53,747,255
Revenue(1)	12,096,362	10,038,347	8,903,135
Income before income taxes	3,652,731	2,829,002	2,360,064
Net Income	2,414,493	1,809,147	1,543,482
(1)	Revenue equals net interest income plus non-interest income.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. Because certain international operations are integrated with many of the Company’s domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations.

Note 27

Capital One Financial Corporation (Parent Company Only)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the Securities and Exchange Commission which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31
Balance Sheets	2006	2005
Assets:
Cash and cash equivalents	$239,473	$2,683
Investment in subsidiaries	28,131,614	13,175,657
Loans to subsidiaries(1)	4,673,409	3,607,787
Other	353,862	162,500
Total assets	$33,398,358	$16,948,627
Liabilities:
Senior and subordinated notes	$6,205,821	$2,372,086
Borrowings from subsidiaries	1,754,419	374,922
Other	202,912	72,705
Total liabilities	8,163,152	2,819,713
Stockholders’ equity	25,235,206	14,128,914
Total liabilities and stockholders’ equity	$33,398,358	$16,948,627
(1)	As of December 31, 2006 and 2005, includes $2.7 billion and $1.3 billion, respectively, of cash invested at the Bank instead of the open market.

	Year Ended December 31
Statements of Income	2006	2005	2004
Interest from temporary investments	$323,870	$201,196	$84,982
Interest expense	(265,585)	(152,531)	(152,656)
Dividends, principally from bank subsidiaries	1,950,000	1,170,000	1,000,013
Non-interest income	4,807	371	11,929
Non-interest expense	(129,491)	(27,065)	(12,891)
Income before income taxes and equity in undistributed earnings of subsidiaries	1,883,601	1,191,971	931,377
Income tax (expense) benefit	67,653	(5,032)	37,971
Equity in undistributed earnings of subsidiaries	463,239	622,208	574,134
Net income	$2,414,493	$1,809,147	$1,543,482

	Year Ended December 31
Statements of Cash Flows	2006	2005	2004
Operating Activities:
Net income	$2,414,493	$1,809,147	$1,543,482
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(463,239)	(622,208)	(574,134)
Loss on repurchase of senior notes	—	12,444	—
Amortization of discount of senior notes	1,347	2,818	12,671
Stock plan compensation expense	212,317	149,496	127,174
Decrease in other assets	19,159	212,019	77,122
(Decrease) increase in other liabilities	(448,363)	43,452	(7,088)
Net cash provided by operating activities	1,735,714	1,607,168	1,179,227
Investing Activities:
Decrease (increase) in investment in subsidiaries	68,953	(911,348)	(80,379)
Purchases of securities available for sale	(52,686)	—	—
(Increase) decrease in loans to subsidiaries	(1,065,622)	115,952	(1,975,131)
Net cash used for acquisitions	(5,010,821)	(2,261,757)	—
Net cash used in investing activities	(6,060,176)	(3,057,153)	(2,055,510)
Financing Activities:
Increase (decrease) in borrowings from subsidiaries	1,379,497	(81,463)	381,205
Issuance of senior notes	3,185,588	1,262,035	—
Maturities of senior notes	(225,000)	(162,500)	—
Repurchases of senior notes	—	(597,196)	—
Dividends paid	(32,324)	(27,504)	(25,618)
Purchases of treasury stock	(21,615)	(40,049)	(17,232)
Net proceeds from issuances of common stock	36,751	770,311	23,910
Proceeds from share based payment activities	238,355	312,176	497,003
Net cash provided by financing activities	4,561,252	1,435,810	859,268
Increase (decrease) in cash and cash equivalents	236,790	(14,175)	(17,015)
Cash and cash equivalents at beginning of year	2,683	16,858	33,873
Cash and cash equivalents at end of year	$239,473	$2,683	$16,858

Note 28

Subsequent Events

Junior Subordinated Capital Income Securities

On February 5, 2007, the Company and Capital One Capital IV, a subsidiary of the Company created as a Delaware statutory business trust, issued $500.0 million aggregate principal amount of 6.745% Capital Securities. The securities represent a preferred beneficial interest in the assets of the trust. The proceeds from the sale of the Capital Securities were invested in Capital Efficient Notes (CENts) due 2082. In connection with the closing of the Capital Securities offering, the Company entered into a Replacement Capital Covenant, whereby the Company agreed it would not redeem or repurchase the CENts unless such repurchases or redemption are made from the proceeds of the sale of specified securities with equity-like characteristics.

Share buy-back program

On January 25, 2007 the Company’s Board of Directors approved the repurchase of up to $3.0 billion of the Company’s Common Stock, beginning in the second quarter of 2007 and continuing through the second quarter of 2008. The repurchased shares will be accounted for as treasury shares and may be used for general corporate purposes. Repurchases will be made through open market or privately negotiated transactions from time to time at prevailing market prices. Repurchases under the program will be made in compliance with Rule 10b-18 of the Securities and Exchange act of 1934 (as applicable) and other applicable securities laws.

Sale of Mortgage loans held for sale

During the fourth quarter, the Company entered agreements and established the price with third parties to sell $1.5 billion of CONA’s residential mortgage portfolio and $4.2 billion of North Fork Bank’s mortgage portfolio as part of a balance sheet downsizing related to the acquisition of North Fork. In December 2006, $0.2 billion of loans were sold resulting in a loss of $9.2 million. Settlement of the remaining transactions of $5.5 billion are expected to occur during Q1 2007.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). As allowed for by the SEC under the current year acquisition scope exception, management’s assessment of the effectiveness of the internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of North Fork Bancorporation and its subsidiaries (“North Fork”), which were acquired on December 1, 2006. North Fork represents approximately $58.7 billion of total assets and $14.3 billion of net assets as of December 31, 2006 and approximately $160.1 million of revenues and $37.5 million of net income for the year ended December 31, 2006, of our consolidated financial statements.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst and Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ RICHARD D. FAIRBANK	/s/ GARY L. PERLIN
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Capital One Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Capital One Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). As allowed for by the SEC under the current year acquisition scope exception, management’s assessment of the effectiveness of the internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of North Fork Bancorporation and its subsidiaries (“North Fork”), which were acquired on December 1, 2006. North Fork represents approximately $58.7 billion of total assets and $14.3 billion of net assets as of December 31, 2006 and approximately $160.1 million of revenues and $37.5 million of net income for the year ended December 31, 2006, of our consolidated financial statements.

In our opinion, management’s assessment that Capital One Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Capital One Financial Corporation and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young

McLean, Virginia

February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Capital One Financial Corporation

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young

McLean, Virginia

February 16, 2007

Selected Quarterly Financial Data (1)

	2006				2005
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
(In Thousands)
Interest income	$2,353,419	$2,065,071	$1,897,157	$1,878,582	$1,634,098	$1,404,615	$1,351,900	$1,336,268
Interest expense	952,263	770,556	700,075	671,705	597,099	494,396	479,397	475,747
Net interest income	1,401,156	1,294,515	1,197,082	1,206,877	1,036,999	910,219	872,503	860,521
Provision for loan losses	513,157	430,566	362,445	170,270	565,674	374,167	291,600	259,631
Net interest income after provision for loan losses	887,999	863,949	834,637	1,036,607	471,325	536,052	580,903	600,890
Non-interest income	1,667,183	1,761,385	1,709,913	1,858,251	1,665,514	1,594,616	1,581,996	1,515,979
Non-interest expense	1,986,188	1,726,629	1,680,897	1,573,479	1,689,186	1,365,638	1,335,617	1,327,832
Income before income taxes	568,994	898,705	863,653	1,321,379	447,653	765,030	827,282	789,037
Income taxes	178,266	310,866	311,066	438,040	167,335	273,881	296,164	282,475
Net income	$390,728	$587,839	$552,587	$883,339	$280,318	$491,149	$531,118	$506,562
Per Common Share:
Basic earnings per share	$1.16	$1.95	$1.84	2.95	$1.01	$1.88	$2.10	2.08
Diluted earnings per share	1.14	1.89	1.78	2.86	0.97	1.81	2.03	1.99
Dividends	0.03	0.03	0.03	0.03	0.03	0.03	0.03	0.03
Market prices
High	82.72	86.17	87.23	89.92	88.56	85.97	80.42	84.75
Low	74.97	69.88	81.10	80.52	71.15	77.89	69.10	73.15
Average common shares (000s)	336,470	301,571	300,829	299,257	278,752	260,918	252,585	243,978
Average common shares and common equivalent shares (000s)	343,779	310,386	309,988	309,121	287,694	270,693	261,664	255,181
Average Balance Sheet Data:
(In Millions)
Loans held for investment	$74,738	$62,429	$58,833	$58,142	$48,701	$38,556	$38,237	$38,204
Allowance for loan losses	(1,929)	(1,767)	(1,678)	(1,789)	(1,585)	(1,405)	(1,439)	(1,510)
Liquidity portfolio(2)(3)	22,619	16,683	17,870	17,686	15,791	12,844	11,578	10,800
Other assets(3)	18,214	14,950	14,619	14,856	11,536	9,209	8,587	8,794
Total assets	$113,642	$92,295	$89,644	$88,895	$74,443	$59,204	$56,963	$56,288
Interest-bearing deposits	$53,735	$42,984	$42,797	$43,357	$34,738	$26,618	$26,391	$25,655
Other borrowings	20,556	18,011	16,928	16,074	13,703	10,698	10,839	10,698
Senior and deposit notes	9,035	6,545	5,576	6,098	6,707	6,684	6,988	6,909
Other liabilities	12,005	8,445	8,762	8,754	6,767	4,402	3,820	4,458
Stockholder’s equity	18,311	16,310	15,581	14,612	12,528	10,802	8,925	8,568
Total liabilities and stockholders’ equity	$113,642	$92,295	$89,644	$88,895	$74,443	$59,204	$56,963	$56,288
(1)	The above schedule is a tabulation of the Company’s unaudited quarterly results for the years ended December 31, 2006 and 2005. The Company’s common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 19,763 and 11,856 common stockholders of record as of December 31, 2006 and 2005, respectively.
(2)	Liquidity portfolio includes $9.5 billion of pledged securities.
(3)	Prior period amounts have been reclassified to conform with current period presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures

The Corporation’s management carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2006 pursuant to Exchange Act Rules 13a-15. These disclosure controls and procedures are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Corporation (including consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

(b) Internal Controls over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 on page 137 and is incorporated by reference herein.

(c) Changes in Internal Control Over Financial Reporting

On August 5, 2005, the Corporation entered into a processing services agreement with Total System Services, Inc. (“TSYS”) pursuant to which the Corporation would (i) convert the substantial majority of its credit card account portfolios to TSYS’ TS2 transaction and account processing platform; and (ii) transition to TSYS’ call center desktop platform and TSYS’ rewards platform. In July 2006, the Corporation began the initial stage of its conversion to TSYS by converting its small business credit card portfolio and rewards platform to the TSYS systems. In October 2006, the Corporation completed its second and most significant stage of the conversion to TSYS, and the Corporation is now operating a substantial majority of its credit card portfolio on TSYS systems. Contractually, TSYS is required to comply with all laws applicable to its activities and is required to undertake measures requested by the Corporation that assist the Corporation in complying with all applicable laws, including laws requiring maintenance of an appropriate control environment.

Management believes that this conversion to the TSYS systems platforms constitutes a material change in the Corporation’s internal control environment. Both prior to and following the transfer of activities to TSYS, management assessed the effectiveness of the Company’s internal controls over financial reporting related to the Company’s card processing, call center desktop and rewards platforms. Based on testing and planning, management continues to believe that its internal controls over financial reporting are adequate.

In addition, on December 1, 2006, the Company completed the acquisition of North Fork Bancorporation, Inc. As permitted by the SEC under the current year acquisition scope exception, management’s assessment of the effectiveness of the internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of North Fork Bancorporation and its subsidiaries. However, the completion of this acquisition has expanded the Company’s internal control environment.

During the quarter ended December 31, 2006, the changes as described above are the only changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Corporation.

The information required by Item 10 will be included in the Corporation’s 2007 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2006 fiscal year.

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

Consolidated Balance Sheets—as of December 31, 2006 and 2005

Consolidated Statements of Income—Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 2006, 2005 and 2004

Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Auditors, Ernst & Young LLP

Selected Quarterly and Financial Data—as of and for the years ended December 31, 2006 and 2005

(2)	All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

b)	Exhibits:

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

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2007

/s/ GARY L. PERLIN Gary L. Perlin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007

/s/ E.R. CAMPBELL E.R. Campbell	Director	March 1, 2007

/s/ W. RONALD DIETZ W. Ronald Dietz	Director	March 1, 2007

/s/ PATRICK W. GROSS Patrick W. Gross	Director	March 1, 2007

/s/ ANN F. HACKETT Ann F. Hackett	Director	March 1, 2007

/s/ LEWIS HAY, III Lewis Hay, III	Director	March 1, 2007

/s/ PIERRE E. LEROY Pierre E. Leroy	Director	March 1, 2007

/s/ MAYO A. SHATTUCK, III Mayo A. Shattuck, III	Director	March 1, 2007

/s/ STANLEY WESTREICH Stanley Westreich	Director	March 1, 2007

/s/ JOHN A. KANAS John A. Kanas	Director, President, Banking	March 1, 2007

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2006

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2000 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001; (ii) the “2001 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 22, 2002, as amended on August 14, 2002; (iii) the “2002 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 17, 2003; (iv) the “2003 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004; (v) the “2004 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 9, 2005; and (vi) the “2005 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006, as amended on April 12, 2006.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on September 8, 2005).

2.3	Agreement and Plan of Merger, dated as of March 12, 2006, between Capital One Financial Corporation and North Fork Bancorporation (incorporated by reference to the Corporation’s Report on Form 8-K, filed on March 16, 2006).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation and Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Report on Form 8-K, filed January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the 1999 Form 10-K/A).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

4.2	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.3 of the 2002 Form 10-K).

4.3.1	Distribution Agreement dated May 8, 2003 among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

4.3.2	Copy of 6.50% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the 2001 Form 10-K).

4.3.3	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the 2001 Form 10-K).

Exhibit Number	Description
4.3.4	Copy of 4.25% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the 2003 Form 10-K).

4.3.5	Copy of 5.75% Notes, due 2010, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the 2003 Form 10-K).

4.3.6	Copy of 6.50% Notes, due 2013, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the 2003 Form 10-K).

4.3.7	Copy of 4.875% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.7 of the 2003 Form 10-K).

4.3.8	Copy of 8.25% Notes, due 2005, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the 2000 Form 10-K).

4.4.1	Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.5.1 of the 2002 Form 10-K).

4.4.2	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2001 Form 10-K).

4.4.3	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

4.4.4	Copy of 7.25% Notes, due 2006, of the Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the 1999 Form 10-K/A).

4.4.5	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.4.6	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.4.7	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.4.8	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2005).

4.5.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the 2002 Form 10-K).

4.5.2	Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the 2002 Form 10-K).

4.5.3	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc (incorporated by reference to Exhibit 4.6.3 of the 2003 Form 10-K).

4.6	Issue and Paying Agency Agreement dated as of October 24, 1997 between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the 1998 Form 10-K).

Exhibit Number	Description
4.7	Upper DECs® form of certificate (incorporated by reference to Exhibit 4.9 of the Corporation’s Report on Form 8-K, filed on April 23, 2002).

4.8.1	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006.

4.8.2	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006.

4.8.3	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006.

4.9.1	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.2	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.3	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.10.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.10.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1.1	1995 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1.1 of the 2002 Form 10-K).

10.1.2	2002 Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Corporation’s Form S-8 filed with the Securities and Exchange Commission on October 10, 2002).

10.1.3	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed on May 3, 2006).

10.2.1	Lease Agreement, dated as of December 5, 2000, among First Union Development Corporation, as Lessor, and Capital One F.S.B. and Capital One Bank, jointly and severally, as Lessees (incorporated by reference to Exhibit 10.2.1 of the 2000 Form 10-K).

10.2.2	Participation Agreement, dated as of December 5, 2000, among Capital One F.S.B. and Capital One Bank as construction agents and lessees, Capital One Financial Corporation as guarantor, First Union Development Corporation as Lessor, the various financing parties named therein, and First Union National Bank as Agent (incorporated by reference to Exhibit 10.2.2 of the 2000 Form 10-K).

10.2.3	Guaranty, dated as of December 5, 2000, from Capital One Financial Corporation in favor of First Union Development Corporation and the various other parties to the Participation Agreement, dated as of December 5, 2000 (incorporated by reference to Exhibit 10.2.3 of the 2000 Form 10-K).

Exhibit Number	Description
10.3	Form of Change of Control Employment Agreement dated as of January 25, 2000 between Capital One Financial Corporation and each of Richard D. Fairbank and John G. Finneran Jr. (incorporated by reference to Exhibit 10.3 of the 1999 Form 10-K/A).

10.4	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.4.1	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.4.2	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors. (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.5.1	Employment Agreement between Nigel W. Morris and Capital One Financial Corporation, dated July 18, 2003 (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.5.2	Separation Agreement between David M. Willey and Capital One Financial Corporation, dated July 8, 2003, (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003).

10.6	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).

10.7	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2002 Form 10-K).

10.7.1	Restricted Stock Unit Award Agreement, dated May 17, 2004, by and between Capital One Financial Corporation and Richard D. Fairbank. (incorporated by reference to Exhibit 10.10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.7.2	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on December 23, 2005).

10.8	Services Agreement, dated November 8, 2004, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and First Data Corporation, acting through its subsidiary, First Data Resources, Inc. (confidential treatment requested for portions of this document incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on September 15, 2005).

10.9	Processing Services Agreement, dated August 5, 2005, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this document, incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2005).

10.10	Form of Amended and Restated Change of Control Employment Agreement between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K).

10.10.1	Revised Schedule of Counterparts to the Amended and Restated Change of Control Employment Agreement, between certain senior executive officers and Capital One Financial Corporation (incorporated by reference to Exhibit 10.10.1 of the 2003 Form 10-K).

Exhibit Number	Description
10.11	Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the 2002 Form 10-K).

10.12	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.12 of the 2002 Form 10-K).

10.13.1	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K).

10.13.2	Capital One Financial Corporation, Voluntary Non-Qualified Deferred Compensation Plan, dated May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2004).

10.14	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).

10.15	Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.16 of the 2002 Form 10-K).

10.16.1	Amended and Restated Lease Agreement dated as of October 14, 1998 between First Security Bank of Utah, N.A., as owner trustee for the COB Real Estate Trust 1995-1, as Lessor and Capital One Realty, Inc., as lessee (incorporated by reference to Exhibit 10.17.1 of the 1998 Form 10-K).

10.16.1.1	Supplement to Amended and Restated Lease Agreement dated as of March 1, 2004, to that certain Amended and Restated Lease Agreement dated as of October 14, 1998 between Wells Fargo Bank, Northwest, National Association (formerly First Security Bank, N.A., the correct name of which was First Security Bank, National Association), a national banking association, and Val T. Orton, not individually, but solely in their capacities as Owner Trustee, as lessor, and Capital One Realty, Inc., as lessee (incorporated by reference to Exhibit 10.16.1.1 of the 2004 Form 10-K).

10.16.2	Guaranty dated as of October 14, 1998 from Capital One Bank in favor of First Security Bank, N.A., as owner trustee for the COB Real Estate Trust 1995-1, First Union National Bank, as indenture trustee, Lawyers Title Realty Services, Inc., as deed of trust trustee, and the Note Purchasers, Registered Owners and LC Issuer referred to therein (incorporated by reference to Exhibit 10.17.2 of the 1998 Form 10-K).

10.16.2.2	Reaffirmation of Guaranty dated as of March 1, 2004, from Capital One Bank, for the benefit of (i) Wells Fargo Bank Northwest, National Association (formerly, First Security Bank, N.A., the correct name of which was First Security Bank, National Association), and Val T. Orton, not individually, but solely in their capacities as Owner Trustee of the COB Real Estate Trust 1995-1, collectively as lessor, (ii) Wachovia Bank, National Association (formerly, First Union National Bank), not individually, but solely in its capacity as Indenture Trustee and Lawyers Title Realty Services, Inc., in its capacity as deed of trust trustee under the Indenture, (iii) the Note Purchasers, (iv) the Registered Owners and (v) BTM Capital Corporation (incorporated by reference to Exhibit 10.16.2.2 of the 2004 Form 10-K).

10.17	Commitment Increase Letter to Revolving Credit Facility Agreement (filed as Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2003), dated January 6, 2004 by Morgan Stanley Senior Funding, Inc (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending March 31, 2004).

10.17.1	Revolving Credit Facility Agreement, dated June 29, 2004 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B. and Capital One Bank (Europe), plc, as borrowers and JPMorgan Chase Bank, an Administrative Agent (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2004).

Exhibit Number	Description
10.17.2	Amendment No. 1 to the Credit Agreement dated April 29, 2004 by and between Capital One Financial Corporation, Capital One Bank, Capital One, F.S.B., and Capital One Bank (Europe) plc, as Borrowers, and J.P. Morgan Securities Inc., (Book Manager and Lead Arranger), Bank of America, N.A., Barclays Bank plc, Citibank, N.A., Credit Suisse First Boston, Deutsche Bank AG, New York Branch, Lehman Commercial Paper Inc., Morgan Stanley Bank, Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 99.2 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

10.18	Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.19.1	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed July 25, 2002).

10.19.2	Capital One Financial Corporation, 2005 Directors Compensation Plan Summary (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

10.20	Capital One Financial Corporation, 2004 Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-117920, filed August 4, 2004).

10.20.1	Capital One Financial Corporation, 2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-136281, filed August 3, 2006).

10.20.2	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed December 23, 2004).

10.20.3	Form of Restricted Stock Award Agreement between Capital One Financial Corporation and certain of its executives or associates pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.2 of the 2004 Form 10-K).

10.20.4	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its executives pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

12*	Computation of Ratio of Earnings to Combined Fixed Charges.

14	Capital One Financial Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.3 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

*	Indicates a document being filed with this Form 10-K.
**	Information in this 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section