Form 10-Q
period 2007-03-31
CAPITAL ONE FINANCIAL CORP
filed 2007-05-09
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

As of April 30, 2007 there were 415,593,371 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

March 31, 2007

Part 1. Financial Information

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	(unaudited) March 31 2007	December 31 2006
Assets:
Cash and due from banks	$2,286,913	$2,817,519
Federal funds sold and resale agreements	8,293,338	1,099,156
Interest-bearing deposits at other banks	844,907	743,821

Cash and cash equivalents	11,425,158	4,660,496
Securities available for sale	17,657,734	15,452,047
Mortgage loans held for sale	4,738,765	10,435,295
Loans held for investment	90,869,496	96,512,139
Less: Allowance for loan and lease losses	(2,105,000)	(2,180,000)

Net loans held for investment	88,764,496	94,332,139
Accounts receivable from securitizations	5,371,385	4,589,235
Premises and equipment, net	2,258,861	2,203,280
Interest receivable	720,511	816,426
Goodwill	13,619,445	13,635,435
Other	4,142,250	3,614,932

Total assets	$148,698,605	$149,739,285

Liabilities:
Non-interest-bearing deposits	$11,357,736	$11,648,070
Interest-bearing deposits	76,306,014	74,122,822

Total Deposits	87,663,750	85,770,892
Senior and subordinated notes	9,436,021	9,725,470
Other borrowings	20,244,842	24,257,007
Interest payable	540,160	574,763
Other	4,793,062	4,175,947

Total liabilities	122,677,835	124,504,079

Stockholders’ Equity:
Preferred Stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 414,638,363 and 412,219,973 issued as of March 31, 2007 and December 31, 2006, respectively	4,146	4,122
Paid-in capital, net	15,465,341	15,333,137
Retained earnings	10,401,310	9,760,184
Cumulative other comprehensive income	283,458	266,180
Less: Treasury stock, at cost; 2,360,172 and 2,294,586 shares as of March 31, 2007 and December 31, 2006, respectively	(133,485)	(128,417)

Total stockholders’ equity	26,020,770	25,235,206

Total liabilities and stockholders’ equity	$148,698,605	$149,739,285

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended March 31
	2007	2006
Interest Income:
Loans held for investment, including past-due fees	$2,326,680	$1,612,622
Securities available for sale	204,080	164,110
Mortgage loans held for sale	144,759	4,099
Other	112,494	97,751

Total interest income	2,788,013	1,878,582

Interest Expense:
Deposits	730,483	403,609
Senior and subordinated notes	138,546	94,354
Other borrowings	296,138	173,742

Total interest expense	1,165,167	671,705

Net interest income	1,622,846	1,206,877
Provision for loan and lease losses	350,045	170,270

Net interest income after provision for loan and lease losses	1,272,801	1,036,607

Non-Interest Income:
Servicing and securitizations	988,082	1,153,604
Service charges and other customer-related fees	479,467	435,731
Mortgage banking operations	86,543	31,671
Interchange	118,111	119,491
Other	138,322	117,754

Total non-interest income	1,810,525	1,858,251

Non-Interest Expense:
Salaries and associate benefits	724,259	516,144
Marketing	331,549	323,771
Communications and data processing	185,988	169,204
Supplies and equipment	134,602	98,184
Occupancy	85,845	49,377
Other	583,158	416,799

Total non-interest expense	2,045,401	1,573,479

Income before income taxes	1,037,925	1,321,379
Income taxes	362,875	438,040

Net income	$675,050	$883,339

Basic earnings per share	$1.65	$2.95

Diluted earnings per share	$1.62	$2.86

Dividends paid per share	$0.03	$0.03

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2005	302,786,444	$3,028	$6,848,544	$7,378,015	$6,129	$(106,802)	$14,128,914
Comprehensive income:
Net income	—	—	—	883,339	—	—	883,339
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income taxes of $17,709	—	—	—	—	(50,560)	—	(50,560)
Foreign currency translation adjustments	—	—	—	—	20,362	—	20,362
Unrealized gains on cash flow hedging instruments, net of income taxes of $8,524	—	—	—	—	15,921	—	15,921

Other comprehensive income	—	—	—	—	(14,277)	—	(14,277)

Comprehensive income							869,062
Cash dividends - $.03 per share	—	—	—	(8,020)	—	—	(8,020)
Purchase of treasury stock	—	—	—	—	—	(4,262)	(4,262)
Issuances of common stock and restricted stock, net of forfeitures	618,163	6	7,986	—	—	—	7,992
Exercise of stock options and related tax benefits	1,716,021	17	135,884	—	—	—	135,901
Compensation expense for restricted stock awards and stock options	—	—	39,659	—	—	—	39,659

Balance, March 31, 2006	305,120,628	$3,051	$7,032,073	$8,253,334	$(8,148)	$(111,064)	$15,169,246

Balance, December 31, 2006	412,219,973	$4,122	$15,333,137	$9,760,184	$266,180	$(128,417)	$25,235,206
Cumulative effect from adoption of FIN 48				(31,830)			(31,830)
Cumulative effect from adoption of FAS 156, net of income taxes of $6,378				8,809			8,809
Comprehensive income:
Net income				675,050			675,050
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $9,543					16,402		16,402
Defined benefit pension plans					(676)		(676)
Foreign currency translation adjustments					12,577		12,577
Unrealized loss on cash flow hedging instruments, net of income tax benefit of $6,435					(11,025)		(11,025)

Other comprehensive income	—	—	—	—	17,278	—	17,278

Comprehensive income							692,328
							—

Cash dividends - $.03 per share				(10,903)			(10,903)

Purchase of treasury stock						(5,068)	(5,068)

Issuances of common stock and restricted stock, net of forfeitures	1,012,762	10	9,114				9,124
Exercise of stock options and related tax benefits of exercises and restricted stock vesting	1,531,561	15	99,875				99,890
Compensation expense for restricted stock awards and stock options			31,237				31,237
Adjustment to issuance of common stock for acquisition	(125,933)	(1)	(9,600)				(9,601)
Allocation of ESOP shares			1,578				1,578

Balance, March 31, 2007	414,638,363	$4,146	$15,465,341	$10,401,310	$283,458	$(133,485)	$26,020,770

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Three Months Ended March 31
	2007	2006
Operating Activities:
Net Income	$675,050	$883,339
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	350,045	170,270
Depreciation and amortization, net	167,683	124,994
(Gains) losses on sales of securities available for sale	(66,797)	23,660
Gains on sales of auto loans	(1,239)	(5,753)
Mortgage loans held for sale:
Transfers in and originations	(6,565,407)	(21,196)
Loss on sales	9,250	—
Proceeds from sales	12,217,543	—
Stock plan compensation expense	113,005	39,659
Changes in assets and liabilities, net of effects from purchase of companies acquired:
Decrease in interest receivable	95,915	51,406
Increase in accounts receivable from securitizations	(783,128)	(388,365)
(Increase) decrease in other assets	(574,182)	12,267
Decrease in interest payable	(34,603)	(17,799)
Increase (decrease) in other liabilities	637,424	(282,287)

Net cash provided by operating activities	6,240,559	590,195

Investing Activities:
Purchases of securities available for sale	(3,879,287)	(2,696,816)
Proceeds from maturities of securities available for sale	1,378,526	977,135
Proceeds from sales of securities available for sale	376,607	1,299,648
Proceeds from securitizations of loans	2,934,516	3,124,002
Net decrease (increase) in loans held for investment	2,096,609	(1,837,195)
Principal recoveries of loans previously charged off	160,359	140,737
Additions of premises and equipment, net	(132,256)	(255,592)
Net payments for companies acquired	(7,439)	(33,657)

Net cash provided by investing activities	2,927,635	718,262

Financing Activities:
Net increase (decrease) in deposits	1,892,858	(161,644)
Net (decrease) increase in other borrowings	(4,011,404)	1,011,629
Maturities of senior notes	(300,000)	(986,731)
Repurchases of senior notes	—	(31,296)
Purchases of treasury stock	(5,068)	(4,262)
Dividends paid	(10,903)	(8,020)
Net proceeds from issuances of common stock	10,702	7,992
Proceeds from share based payment activities	20,283	90,183

Net cash used in financing activities	(2,403,532)	(82,149)

Increase in cash and cash equivalents	6,764,662	1,226,308
Cash and cash equivalents at beginning of year	4,660,496	4,071,267

Cash and cash equivalents at end of year	$11,425,158	$5,297,575

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

Note 1

Significant Accounting Policies

Business

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (the “Bank”) which currently offers credit card products and deposit products and also can engage in a wide variety of lending and other financial activities.

•	Capital One, F.S.B. (the “Savings Bank”) which offers consumer and commercial lending and consumer deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients.

•	Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products.

•	North Fork Bank (“North Fork Bank”) which offers a full range of banking products and financial services, to both consumer and commercial customers.

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

All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the 2007 presentation. All amounts in the following notes, excluding per share data, are presented in thousands.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be read in conjunction with these condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument by instrument basis, and is irrevocable. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adoption of SFAS 159 on the consolidated earnings and financial position of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adoption of SFAS 157 on the consolidated earnings and financial position of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets, (“SFAS 156”), which amends Statement of Financial Accounting Standards No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 156 changes the accounting for, and reporting of, the recognition and measurement of separately recognized servicing assets and liabilities. Effective January 1, 2007, the Company adopted SFAS 156 resulting in an $8.8 million cumulative effect, net of taxes of $6.4 million, increase to the beginning balance of retained earnings.

Adoption of FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of adoption, the Company recorded a $31.8 million reduction in retained earnings. The reduction in retained earnings upon adoption is the net impact of a $48.7 million increase in the liability for unrecognized tax benefits and a $16.8 million increase in deferred tax assets. In addition, the Company reclassified $471.1 million of unrecognized tax benefits from deferred tax liabilities to current taxes payable to conform to the deferred tax measurement and balance sheet presentation requirements of FIN 48.

The balance of unrecognized tax benefits at January 1, 2007 is $661.6 million. Included in the balance at January 1, 2007, are $83.5 million of tax positions which, if recognized, would affect the effective tax rate and $58.0 million of tax positions which, if recognized, would result in a reduction in goodwill. Also included in the balance is $466.4 million of tax positions related to items of income and expense for which the ultimate taxability or deductibility is highly certain, but for which there is uncertainty about the timing of recognition. Because of the impact of deferred tax accounting, other than interest and penalties, the acceleration of taxability or deferral of deductibility of these items would not affect the annual effective tax rate but may accelerate the payment of taxes to an earlier period.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense, consistent with its policy prior to adoption of FIN 48. The accrued balance of interest and penalties related to unrecognized tax benefits at January 1, 2007 is $119.1 million.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in certain countries and states in which the Company has significant business operations. The tax years subject to examination vary by jurisdiction. The IRS is currently examining the Company’s federal income tax returns for the years 2003 and 2004 as well as the tax returns of certain acquired subsidiaries for the year 2004. During 2006, the IRS concluded its examination of the Company’s federal income tax returns for the years 2000-2002. Tax issues for years 1995-1999 are pending in the U.S. Tax Court, and the conclusion of those matters could impact tax years after 1999.

As of March 31, 2007, the IRS has proposed adjustments with respect to the timing of recognition of items of income and expense derived from the Company’s credit card business in various tax years. The ultimate resolution of these issues is not expected to have a material effect on the Company’s operations or financial condition.

Note 2

Business Combinations

North Fork Bancorporation

On December 1, 2006, the Company acquired 100% of the outstanding common stock of North Fork Bancorporation (“North Fork”), a regional bank holding company headquartered in New York conducting commercial and retail banking from branch locations in New York, New Jersey, and Connecticut, with a complementary national mortgage banking business.

The acquisition was accounted for under the purchase method of accounting, and, as such, the assets and liabilities of North Fork were recorded at their respective fair values as of December 1, 2006. The results of North Fork’s operations were included in the Company’s Consolidated Statement of Income commencing December 1, 2006.

The total consideration of $13.2 billion, which includes the value of outstanding stock options, was settled through the issuance of 103.9 million shares of the Company’s common stock and payment of $5.2 billion in cash. Under the terms of the transaction, each share of North Fork common stock was exchanged for $28.14 in cash or 0.3692 shares of the Company’s common stock or a combination of common stock and cash based on the aforementioned conversion rates, based on the average of the closing prices on the NYSE of the Company’s common stock during the five trading days ending the day before the completion of the merger, which was $76.24.

Costs to acquire North Fork:
Capital One common stock issued	$7,915,249
Cash consideration paid	5,200,500
Fair value of employee stock options	83,633
Investment banking, legal, and consulting fees	31,547

Total consideration paid for North Fork	$13,230,929

The allocation of the final purchase price is still subject to refinement as the integration process continues and additional information becomes available.

The following unaudited pro forma condensed statements of income assume that the Company and North Fork were combined at the beginning of 2006.

Three Months Ended March 31 2006
Net interest income	$1,551,849
Non-interest income	2,025,297
Provision for loan and lease losses	179,270
Non-interest expense	1,892,987
Income taxes	499,084

Net income	$1,005,805

Basic earnings per share	$2.49
Diluted earnings per share	$2.42

(1)	Pro forma adjustments include the following adjustments: accretion for loan fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for interest-bearing deposits fair value premium, accretion for subordinated notes fair value premium, addition of interest expense for borrowings used to fund the acquisition, and related amortization for intangibles acquired, net of North Fork’s historical intangible amortization expense.

Note 3

Segments

With the Company’s recent diversification into banking through the acquisition of Hibernia Corporation in late 2005 and the acquisition of North Fork in fourth quarter 2006, the Company strategically manages its business at two operating segment levels: Local Banking and National Lending. Local Banking includes consumer, small business and commercial deposits and lending conducted within its branch network. The National Lending segment consists of the following four sub-segments:

•	U.S. Card sub-segment which consists of domestic consumer credit card activities.

•	Auto Finance sub-segment which includes automobile and other motor vehicle financing activities.

•	Global Financial Services sub-segment consisting of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities.

•	Mortgage Banking sub-segment which consists of residential and commercial mortgages originated for sale into the secondary market.

The Local Banking and National Lending Banking segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other category includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, and various non-lending activities. The Other category also includes the net impact of transfer pricing, certain unallocated expenses and gains/losses related to the securitization of assets.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

See Note 1, Significant Accounting Policies in the Annual Report on Form 10-K for the accounting policies of the reportable segments.

Total Company	Three Months Ended March 31, 2007
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$2,088,615	$573,569	$(41,427)	$2,620,757	$(997,911)	$1,622,846
Non-interest income	1,187,922	186,873	(44,564)	1,330,231	480,294	1,810,525
Provision for loan and lease losses	849,216	23,776	(5,330)	867,662	(517,617)	350,045
Non-interest expenses	1,509,057	539,064	(2,720)	2,045,401	—	2,045,401
Income tax provision (benefit)	316,285	67,975	(21,385)	362,875	—	362,875

Net income (loss)	$601,979	$129,627	$(56,556)	$675,050	$—	$675,050

Loans held for investment	$100,371,532	$41,642,594	$(9,084)	$142,005,042	$(51,135,546)	$90,869,496
Total deposits	$2,409,291	$74,509,054	$10,745,405	$87,663,750	$—	$87,663,750

Total Company	Three Months Ended March 31, 2006
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$1,992,353	$244,924	$(2,307)	$2,234,970	$(1,028,093)	$1,206,877
Non-interest income	1,074,983	104,485	42,726	1,222,194	636,057	1,858,251
Provision for loan and lease losses	549,608	9,821	2,877	562,306	(392,036)	170,270
Non-interest expenses	1,309,556	272,987	(9,064)	1,573,479	—	1,573,479
Income tax provision (benefit)	422,459	23,310	(7,729)	438,040	—	438,040

Net income (loss)	$785,713	$43,291	$54,335	$883,339	$—	$883,339

Loans held for investment	$90,723,355	$13,169,792	$13,629	$103,906,776	$(45,788,117)	$58,118,659
Total deposits	$2,417,664	$35,396,221	$9,965,600	$47,779,485	$—	$47,779,485

National Lending sub-segment detail	Three Months Ended March 31, 2007
	U.S. Card	Auto Finance	Global Financial Services	Mortgage Banking	Total National Lending
Net interest income	$1,211,341	$372,053	$486,918	$18,303	$2,088,615
Non-interest income	778,606	60,586	299,307	49,423	1,187,922
Provision for loan and lease losses	373,836	200,058	275,322	—	849,216
Non-interest expenses	861,020	164,948	396,201	86,888	1,509,057
Income tax provision (benefit)	259,751	23,266	39,860	(6,592)	316,285

Net income (loss)	$495,340	$44,367	$74,842	$(12,570)	$601,979

Loans held for investment	$49,681,559	$23,930,547	$26,759,426	$—	$100,371,532

National Lending sub-segment detail	Three Months Ended March 31, 2006
	U.S. Card	Auto Finance	Global Financial Services	Mortgage Banking	Total National Lending
Net interest income	$1,221,101	$333,003	$438,249	$—	$1,992,353
Non-interest income	775,413	16,218	283,352	—	1,074,983
Provision for loan and lease losses	224,438	107,805	217,365	—	549,608
Non-interest expenses	844,729	134,655	330,172	—	1,309,556
Income tax provision (benefit)	324,573	37,366	60,520	—	422,459

Net income (loss)	$602,774	$69,395	$113,544	$—	$785,713

Loans held for investment	$47,142,650	$19,848,190	$23,732,515	$—	$90,723,355

(1)	Income statement adjustments for the three months ended March 31, 2007 reclassify the net of finance charges of $1,462.4 million, past due fees of $218.6 million, other interest income of $(62.0) million and interest expense of $649.4 million; and net charge-offs of $517.6 million to Non-interest income from Net interest income and Provision for loan and lease losses, respectively.

Income statement adjustments for the three months ended March 31, 2006 reclassify the net of finance charges of $1,363.5 million, past due fees of $256.4 million, other interest income of $(61.7) million and interest expense of $530.1 million; and net charge-offs of $392.0 million to Non-interest income from Net interest income and Provision for loan and lease losses, respectively.

Significant Segment Adjustments

Non-recurring Non-Interest Income Items

In 2001 the Company acquired a 7% stake in the privately held company DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. DealerTrack went public in 2005. During the first quarter the Company sold its remaining interest of 1,832,767 shares for $52.2 million resulting in a pre-tax gain of $46.2 million in other non-interest income in the Auto Finance sub-segment.

Note 4

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Shares in Thousands)	Three Months Ended March 31
	2007	2006
Numerator:
Net income	$675,050	$883,339

Denominator:
Denominator for basic earnings per share- Weighted-average shares	408,709	299,257
Effect of dilutive securities:
Stock options	6,112	8,661
Restricted stock	709	1,203

Dilutive potential common shares	6,821	9,864
Denominator for diluted earnings per share- Adjusted weighted-average shares	415,530	309,121

Basic earnings per share	$1.65	$2.95

Diluted earnings per share	$1.62	$2.86

Note 5

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Total
Balance at December 31, 2006	$2,278,880	$1,623,928	$9,732,627	$13,635,435
Transfers	5,454,007	4,278,620	(9,732,627)	—
Additions	—	—	—	—
Adjustments	35,632	(43,067)	—	(7,435)
Disposals	—	(9,151)	—	(9,151)
Foreign Currency Translation	596	—	—	596

Balance at March 31, 2007	$7,769,115	$5,850,330	$—	$13,619,445

National Lending Detail	U.S. Card	Auto Finance	Global Financial Services	Mortgage Banking	National Lending Total
Balance at December 31, 2006	$762,284	$763,648	$752,948	$—	$2,278,880
Transfers	2,368,716	1,341,339	1,093,952	650,000	5,454,007
Additions	—	—	—	—	—
Adjustments	—	—	—	35,632	35,632
Disposals	—	—	—	—	—
Foreign Currency Translation	—	—	596	—	596

Balance at March 31, 2007	$3,131,000	$2,104,987	$1,847,496	$685,632	$7,769,115

As of December 1, 2006, the Company acquired North Fork Bancorporation, Inc., a commercial and retail bank in New York, which created $9.7 billion of goodwill. The goodwill associated with the acquisition of North Fork was held in the Other category at December 31, 2006. The North Fork acquisition goodwill was allocated across the operating segments during the first quarter of 2007, based on an increase in the relative fair value of each respective segment resulting from the acquisition.

Purchase accounting adjustments on loans held for sale of $35.6 million associated with the acquisition of North Fork were made to the Mortgage Banking sub-segment. Purchase accounting adjustment to liabilities of $(33.5) and to equity of $(9.6) associated with the acquisition of North Fork in 2006 were made to Local Banking. In addition, $9.2 million of goodwill associated with the divestiture of one its subsidiaries, Hibernia Insurance Agency, was removed from the Local Banking.

Goodwill impairment is tested at the reporting unit level or one level below on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. For the three months ended March 31, 2007, there was no impairment recognized.

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

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$1,307,685	$(97,129)	$1,210,556	10.9 years
Trust intangibles	10,500	(1,541)	8,959	16.8 years
Lease intangibles	5,209	(1,853)	3,356	8.7 years
Other intangibles	8,711	(1,952)	6,759	10.7 years

Total	$1,332,105	$(102,475)	$1,229,630

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $56.2 million for the three months ended March 31, 2007. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 10.8 years.

Note 6

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee, and are carried at fair value. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights at March 31:

Mortgage Servicing Rights:	2007
Balance at December 31, 2006	$252,295
Cumulative effect adjustment for the adoption of FAS 156	15,187
Originations	23,748
Sales	(785)
Change in fair value	(22,891)

Balance at March 31, 2007	$267,554

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.89%
Weighted Average Service Fee	0.28

The significant assumptions used in estimating the fair value of the servicing assets at March 31, 2007 were as follows:

2007
Weighted average prepayment rate (includes default rate)	29.27%
Weighted average life (in years)	3.3
Discount rate	10.49%

At March 31, 2007, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $13.1 million and $24.6 million, respectively.

As of March 31, 2007, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $51.2 billion, of which $34.2 billion was serviced for investors other than the Company.

Note 7

Commitments, Contingencies and Guarantees

Letters of Credit and Financial Guarantees

The Company issues letters of credit (both standby and commercial) and financial guarantees to meet the financing needs of its customers. Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s allowance for loan and lease losses.

The Company had contractual amounts of standby letters of credit, commercial letters of credit, and financial guarantees of $1.3 billion at March 31, 2007. As of March 31, 2007, financial guarantees had expiration dates ranging from 2007 to 2010. The fair value of the guarantees outstanding at March 31, 2007 that have been issued since January 1, 2003, was $4.5 million and was included in other liabilities.

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

Finally, a number of individual plaintiffs, each purporting to represent a class of cardholders, have filed antitrust lawsuits (the “Fee Antitrust lawsuits”) against several issuing banks, including the Corporation, alleging among other things that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. The complaint requests civil monetary damages, which could be trebled.

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

With the exception of the Fee Antitrust lawsuits, the Interchange lawsuits and the Amex lawsuit, the Corporation and its subsidiaries are not parties to the lawsuits against MasterCard and Visa described above and therefore will not be directly liable for any amount related to any possible or known settlements of such lawsuits. However, the Corporation’s subsidiary banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues, including changes in interchange payments. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including the Corporation’s subsidiary banks, may be brought into the lawsuits or future lawsuits. In part as a result of such litigation, MasterCard and Visa are expected to continue to evolve as corporate entities, including by changing their governance structures as previously announced. During the second quarter of 2006, MasterCard successfully completed its initial public offering and Visa revised its governance structure. Both entities now rely upon independent directors for certain decisions, including the setting of interchange rates.

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

Other Pending and Threatened Litigation

In addition, the Company is commonly subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to its consolidated financial position or its results of operations.

Tax issues for years 1995-1999 are pending in the U.S. Tax Court. The ultimate resolution of these issues is not expected to have a material effect upon the Company’s operations or financial condition.

Note 8

Subsequent Event

On March 12, 2007, the Company entered into a $1.5 billion accelerated share repurchase (“ASR”) agreement with Credit Suisse, New York Branch (“CSNY”). The ASR agreement was entered into pursuant to the Company’s $3.0 billion stock repurchase program announced on January 25, 2007. Under the ASR agreement, the Company purchased $1.5 billion dollars of its $.01 par value common stock at an initial price of $73.57 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 2, 2007, the effective date of the agreement.

The ASR agreement provides that the Company or CSNY may be obligated to make certain additional payments upon final settlement of the ASR agreement. Most significantly, the Company may receive from, or be required to pay, CSNY a purchase price adjustment based on the daily volume weighted average market price of the Company’s common stock over a period beginning after the effective date of the agreement through on or around August 22, 2007. These additional payments will be satisfied in shares of the Company’s common stock.

The arrangement is intended to comply with Rules 10b5-1(c)(1)(i) and 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

We are a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services.

We are delivering on our strategy of combining the power of national scale lending and local scale banking. As of March 31, 2007, we had $87.7 billion in deposits and $142.0 billion in managed loans held for investment.

Our earnings are primarily driven by lending to consumers and commercial customers and by deposit-taking activities which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense, operating efficiency all affect our profitability.

Our primary expenses are the costs of funding assets, provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements, and branch operations and expansion costs), marketing expenses, and income taxes.

II. Critical Accounting Estimates

See our Annual Report on Form 10-K for the year ended December 31, 2006, Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our critical accounting estimates.

The methodology applied to our estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of the reassessment of our tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial position, or liquidity.

III. Off-Balance Sheet Arrangements

See our Annual Report on Form 10-K for the year ended December 31, 2006, Part III, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our off-balance sheet arrangements.

Of our total managed loans, 36% and 34% were included in off-balance sheet securitizations for the periods ended March 31, 2007 and December 31, 2006, respectively.

IV. Reconciliation to GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) are referred to as our “reported” financial statements. Loans included in securitization transactions which qualify as sales under GAAP have been removed from our “reported” balance sheet. However, servicing fees, finance charges, and other fees, net of charge-offs, and interest paid to investors of securitizations are recognized as servicing and securitizations income on the “reported” income statement.

Our “managed” consolidated financial statements reflect adjustments made related to effects of securitization transactions qualifying as sales under GAAP. We generate earnings from our “managed” loan portfolio which includes both the on-balance sheet loans and off-balance sheet loans. Our “managed” income statement takes the components of the servicing and securitizations income generated from the securitized portfolio and distributes the revenue and expense to appropriate income statement line items from which it originated. For this reason, we believe the “managed” consolidated financial statements and related managed metrics to be useful to stakeholders.

As of and for the three months ended March 31, 2007

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$1,622,846	$997,911	$2,620,757
Non-interest income	1,810,525	(480,294)	1,330,231

Total revenue	3,433,371	517,617	3,950,988
Provision for loan and lease losses	350,045	517,617	867,662
Net charge-offs	429,648	517,617	947,265

Balance Sheet Measures
Loans held for investment	$90,869,496	$51,135,546	$142,005,042
Total assets	148,698,605	50,419,697	199,118,302
Average loans held for investment	93,465,873	50,646,916	144,112,789
Average earning assets	124,811,430	48,591,353	173,402,783
Average total assets	148,656,771	49,903,892	198,560,663
Delinquencies	2,093,316	1,712,659	3,805,975

(1)	Income statement adjustments for the three months ended March 31, 2007 reclassify the net of finance charges of $1,462.4 million, past due fees of $218.6 million, other interest income of $(62.0) million and interest expense of $649.4 million; and net charge-offs of $517.6 million to Non-interest income from Net interest income and Provision for loan and lease losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.

V. Management Summary

The following discussion provides a summary of the first quarter of 2007 results compared to the same period in the prior year.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net income decreased 24% to $675.1 million and diluted earnings per share declined 43% to $1.62 per share for the three months ended March 31, 2007 compared to the same period in the prior year. This decline was a result of three factors: the continued normalization of U.S. consumer credit, a full quarter impact from the North Fork acquisition, and significant weakness in the secondary mortgage market.

Excluding the impacts of the North Fork acquisition, net interest income grew 2% and total revenue grew 1% from the prior period. The provision for loan and lease losses increased by 106%; excluding the impact of the North Fork acquisition the provision increased 100%. This increase was driven by the continued normalization of credit from the historical lows of the prior year. The increased charge offs we saw in the quarter reflect the continuing return to anticipated normal loss levels following the bankruptcy spike in 2005.

Excluding the impact of the North Fork acquisition, non interest income for the quarter declined 9%. The decrease in non-interest income was driven by a 14% decrease in servicing and securitization income offset by a 6% increase in other non interest income. The $165.5 million decrease in servicing and securitization income was due to the increase in credit losses driven by the normalization of credit. The $6.8 million increase in other non interest income was due to one time gains from the sale of DealerTrack Holdings, Inc. (“DealerTrack”) of $46.2 million, the divestiture of one of our subsidiaries, Hibernia Insurance Agency, LLC (“Hibernia Insurance Agency”), of $13.3 million gain, and the sale of a co-branded credit card portfolio resulting in a gain of $9.5 million. For the three month period ended March 31, 2006, we recognized one time gains of $66.4 million from the sale of a combination of previously purchased charged-off loan portfolios and our originated charged-off loans.

Non-interest expense increased $471.9 million for the three months ended March 31, 2007. Excluding the impact of the North Fork acquisition, non-interest expense increased $163.6 million. The increase in operating expense was driven by infrastructure investments made during the quarter and normal operating cost increases. We completed the final phase of converting our cardholder system to the TSYS platform, we completed the Hibernia integration with the conversion of their general ledger and consolidated our legacy and banking wire platforms.

Managed loans held for investment as of March 31, 2007 were $142.0 billion, up 37% from March 31, 2006. This increase in loan growth is attributable to the inclusion of North Fork loans within Local Banking, and a $9.6 billion increase in National Lending. Excluding the impact of the North Fork acquisition of $31.1 billion, loans held for investment grew 7%.

We ended the first quarter of 2007 with $87.7 billion in total deposits, up $39.9 billion, or 83% from March 31, 2006. These deposits represent approximately 50% of the total managed liabilities.

Q1 2007 Significant Event

Gain on Sale of Securities

In 2001 we acquired a 7% stake in the privately held company DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. DealerTrack went public in 2005. During the first quarter we sold our remaining interest of 1,832,767 shares for $52.2 million resulting in a pre-tax gain of $ 46.2 million in other non-interest income.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for us at and for the three month periods ended March 31, 2007 and 2006. Impacts of the North Fork acquisition are included in the Q1 2007 balances.

Table 1: Financial Summary

(Dollars in thousands)	Three Months Ended 3/31/2007		Change
	2007	2006
Earnings (Reported):
Net Interest Income	$1,622,846	$1,206,877	$415,969
Non-Interest Income:
Servicing and securitizations	988,082	1,153,604	(165,522)
Service charges and other customer-related fees	479,467	435,731	43,736
Mortgage banking operations	86,543	31,671	54,872
Interchange	118,111	119,491	(1,380)
Other	138,322	117,754	20,568

Total non-interest income	1,810,525	1,858,251	(47,726)

Total Revenue (1)	3,433,371	3,065,128	368,243
Provision for loan and lease losses	350,045	170,270	179,775
Marketing	331,549	323,771	7,778
Operating expenses	1,713,852	1,249,708	464,144

Income before taxes	1,037,925	1,321,379	(283,454)
Income taxes	362,875	438,040	(75,165)

Net Income	$675,050	$883,339	$(208,289)

Common Share Statistics:
Basic EPS	$1.65	$2.95	$(1.30)
Diluted EPS	$1.62	$2.86	$(1.24)

Selected Balance Sheet Data:
Reported loans held for investment (period end)	$90,869,496	$58,118,659	$32,750,837
Managed loans held for investment (period end)	142,005,042	103,906,776	38,098,266
Reported loans held for investment (average)	93,465,873	58,142,418	35,323,455
Managed loans held for investment (average)	144,112,789	104,610,200	39,502,589
Allowance for loan and lease losses (period end)	2,105,000	1,675,000	430,000
Interest Bearing Deposits (period end)	76,306,014	43,303,134	33,002,880
Total Deposits (period end)	87,663,750	47,779,485	39,884,265
Interest Bearing Deposits (average)	74,867,067	43,356,518	31,510,549
Total Deposits (average)	86,237,249	47,870,179	38,367,070

Selected Company Metrics (Reported):
Return on average assets (ROA)	1.82%	3.97%	-2.15%
Return on average equity (ROE)	10.54%	24.18%	-13.64%
Net charge-off rate	1.84%	2.07%	-0.23%
Net interest Margin	5.20%	6.16%	-0.96%
Revenue margin	11.00%	15.65%	-4.65%

Selected Company Metrics (Managed):
Return on average assets (ROA)	1.36%	2.62%	-1.26%
Net charge-off rate	2.63%	2.65%	-0.02%
Net interest Margin	6.05%	7.29%	-1.24%
Revenue margin	9.11%	11.28%	-2.17%

(1)	In accordance with our finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $213.6 million and $170.9 million for the three months ended March 31, 2007 and 2006, respectively.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XIII, Tabular Summary as detailed in sections below.

All quarterly comparisons are made between the three month period ended March 31, 2007 and the three month period ended March 31, 2006, unless otherwise indicated.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from our loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three months ended March 31, 2007, reported net interest income increased 34%, or $416.0 million, inclusive of $395.4 million from the North Fork acquisition. Net interest margin decreased 96 basis points from 6.16% for the three months ended March 31, 2006 due to mix shift within deposits to higher yielding balances, coupled with rising interest rates and a shift in asset mix through recent acquisitions.

For additional information, see section XIII, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, mortgage banking operations income, interchange income and other non-interest income.

For the three months ended March 31, 2007, reported non-interest income decreased 3%. The decrease was due to a reduction in servicing and securitizations income offset by an increase in other income. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income decreased 14% for the three months ended March 31, 2007. This decrease was primarily the result of a normalization in loss rates experienced after a spike in bankruptcies in the fourth quarter of 2005.

Service Charges and Other Customer-Related Fees

For the three months ended March 31, 2007, service charges and other customer-related fees grew 10% or $43.7 million, inclusive of $53.7 million from the North Fork acquisition. Excluding the impact of acquisitions, service charges and other customer-related fee income declined $9.9 million or 2%. This is reflective of the reported loan growth being concentrated in the Auto Finance sub-segment that generates lower fee income and declining fee revenue from the U.S. Card sub-segment due to product strategy and competitive pressures.

Mortgage Banking Operations

For the three months ended March 31, 2007, mortgage banking operations income grew 173% or $54.9 million, inclusive of $54.6 million from the North Fork acquisition. Included in this activity were mortgage fees of $39.7 million, derivative income of $6.6 million and a loss on sales of mortgage loans held for sale of $9.3 million.

Interchange

Interchange income, net of rewards expense, decreased 1% for the three months ended March 31, 2007. Costs associated with our rewards programs decreased 10% to $38.0 million from $42.1 million for the three months ended March 31, 2007 and 2006, respectively. Purchase volumes increased 7% for the months three months ended March 31, 2007. The revenue generated on the purchase volumes was offset partially by a shift in the purchase transaction mix.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by our healthcare finance business, gains on the sale of auto loans and income earned related to purchased charged-off loan portfolios.

Excluding $13.7 million contributed by North Fork Bank, other non-interest income for the three months ended March 31, 2007, increased $6.8 million. The increase is primarily the result of one time gains related to the sales of DealerTrack, Hibernia Insurance Agency, and the co-branded credit card partnership offset by one time gains recognized for the three months ended March 31, 2006 related to the sale of a combination of previously purchased charged-off loan portfolios and our originated charged-off loans.

Provision for loan and lease losses

Exclusive of the North Fork acquisition, the provision for loan and lease losses increased 100% for the three months ended March 31, 2007, compared to the same period in the prior year. The increase in the provision is as a result of the normalization of credit in U.S. consumer lending.

Non-interest expense

Non-interest expense consists of marketing and operating expenses.

Non-interest expense increased 30% for the three months ended March 31, 2007, reflecting a 2% increase in marketing spend and a 37% increase in operating expenses. Non-interest expense increased $471.9 million for the three months ended March 31, 2007, of which $308.3 billion was from the North Fork acquisition. Excluding the impact of North Fork, the total increase was 10% which was driven by infrastructure investments and additional expenses to support our managed loan growth.

Income taxes

Our effective income tax rate was 35.0% and 33.2% for the three months ended March 31, 2007 and 2006, respectively. The effective rate includes federal, state, and international tax components.

Loan Portfolio Summary

We analyze our financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. We have retained servicing rights for our securitized loans and receive servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment grew 38%, or $39.5 billion for the three months ended March 31, 2007. The increase in average managed loans held for investment included $31.3 billion from the North Fork acquisition in 2006.

For additional information, see section XIII, Tabular Summary, Table C (Managed Consumer Loan Portfolio) and Table D (Composition of Reported Loan Portfolio).

Delinquencies

We believe delinquencies to be an indicator of loan portfolio credit quality at a point in time. The entire balance of an account is contractually delinquent if the minimum payment is not received by the payment due date. Delinquencies not only have the potential to impact earnings if the account charges off, but they also result in additional costs in terms of the personnel and other resources dedicated to resolving the delinquencies.

For additional information, see section XIII, Tabular Summary, Table E (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. We charge off credit card loans at 180 days past the due date and generally charge off other consumer loans at 120 days past the due date or upon repossession of collateral. Non-collateralized consumer bankruptcies are typically charged-off within 2-7 days upon notification and in any event within 30 days. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense.

The reported and managed net charge-off rates decreased 23 and 2 basis points, respectively, with net charge-off dollars increasing 43% and 37% on a reported and managed basis, respectively, for the three months ended March 31, 2007 compared to the same period in the prior year. The decrease in net charge-off rates is due to increases in the concentration of higher credit quality loans offset by the normalization of credit in U.S. consumer lending.

For additional information, see section XIII, Tabular Summary, Table F (Net Charge-offs).

Nonperforming Assets

Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market interest rates or other concessions due to the deteriorated financial condition of the borrower). Commercial, small business and some auto loans are generally placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning the ability to fully collect both principal and interest.

For additional information, see section XIII, Tabular Summary, Table G (Nonperforming Assets).

Allowance for loan and lease losses

The allowance for loan and lease losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolios. The provision for loan and lease losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is based on distinct allowance methodologies depending on the type of loans which include specifically identified criticized loans, migration analysis, forward loss curves and historical loss trends. In evaluating the sufficiency of the allowance for loan and lease losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan and lease losses, as applicable. The evaluation process for determining the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require our prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

The allowance for loan and lease losses decreased $75 million from December 31, 2006, driven primarily by the seasonal reduction in on-balance sheet credit card loans. The coverage ratio of allowance to loans held for investment has increased 6 basis points as U.S. consumer credit continues to normalize.

For additional information, see section XIII, Tabular Summary, Table H (Summary of Allowance for Loan and Lease Losses).

VII. Reportable Segment Summary

We manage our business as two distinct operating segments: Local Banking and National Lending. The Local Banking and National Lending segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

As management makes decisions on a managed basis within each segment, information about reportable segments is provided on a managed basis.

We maintain our books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following table presents information prepared from our internal management information system, which is maintained on a line of business level through allocations from legal entities.

Local Banking Segment

Table 2: Local Banking

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Earnings (Managed Basis)
Interest income	$1,740,132	$650,985
Interest expense	1,166,563	406,061

Net interest income	573,569	244,924
Non-interest income	186,873	104,485

Total revenue	760,442	349,409
Provision for loan and lease losses	23,776	9,821
Non-interest expense	539,064	272,987

Income before taxes	197,602	66,601
Income taxes	67,975	23,310

Net income	$129,627	$43,291

Selected Metrics (Managed Basis)
Period end loans held for investment	$41,642,594	$13,169,792
Average loans held for investment	$41,846,678	$13,283,515
Core deposits(1)	$62,962,395	$27,996,290
Total deposits	$74,509,054	$35,396,221
Loan held for investment yield	6.99%	7.38%
Net interest margin - loans	1.91%	3.28%
Net interest margin - deposits	1.98%	1.53%
Net charge-off rate	0.15%	0.38%
Number of active ATMs	1,236	542
Number of locations	723	317

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.

Local Banking includes consumer, small business and commercial deposits and lending conducted within our branch network.

In 2006, we added a Banking segment with the acquisition of Hibernia Corporation in late 2005. Banking segment results for the period ended March 31, 2006 include the results of the legacy Hibernia business lines except for the indirect auto business, and the results of our branchless deposit business. On December 1, 2006, we completed our acquisition of North Fork. Beginning with the results for the quarter ended March 31, 2007, the Local Banking segment also includes the results of the legacy North Fork business lines except for the indirect auto business and the GreenPoint Mortgage business.

The Local Banking segment contributed $129.6 million of income for the quarter ended March 31, 2007, compared to $43.3 million in the prior year quarter. At March 31, 2007, loans held for investment in the Local Banking segment totaled $41.6 billion while deposits outstanding totaled $74.5 billion. Profits are primarily generated from net interest income, which represents the spread between loan yields and the internal cost of funds charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. Increases in loans, deposits and banking segment income over the prior year are primarily a result of the acquisition of North Fork.

Non-interest expenses for the quarter ended March 31, 2007 were $539.1 million compared to $273.0 million in the prior year quarter. Non-interest expenses include the costs of operating our branch network and commercial and consumer loan businesses, marketing expenses, and certain Company-wide expenses allocated to the segment. In addition, non-interest expenses include the amortization of core deposit intangibles related to the acquisitions of both Hibernia and North Fork, as well as the costs of integrating banking segment activities. During the quarter ended March 31, 2007, we opened 16 new branches.

Substantially all integration activities related to Hibernia were completed during the first quarter of 2007 while integration activities related to North Fork are continuing.

National Lending Segment

Table 3: National Lending

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Earnings (Managed Basis)
Interest income	$3,330,300	$2,927,635
Interest expense	1,241,685	935,282

Net interest income	2,088,615	1,992,353
Non-interest income	1,187,922	1,074,983

Total revenue	3,276,537	3,067,336
Provision for loan and lease losses	849,216	549,608
Non-interest expense	1,509,057	1,309,556

Income before taxes	918,264	1,208,172
Income taxes	316,285	422,459

Net income	$601,979	$785,713

Selected Metrics (Managed Basis)
Period end loans held for investment	$100,371,532	$90,723,355
Average loans held for investment	$102,276,581	$91,326,380
Core deposits(1)	$3,212	$148,321
Total deposits	$2,409,291	$2,417,664
Loan held for investment yield	12.70%	12.81%
Net charge-off rate	3.65%	2.99%
30+ day delinquency rate	3.63%	3.26%
Number of accounts (000s)	48,668	48,751

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.

The National Lending segment consists of four sub-segments: U.S. Card, Auto Finance, Global Financial Services, and Mortgage Banking. In the first quarter 2007, we added the Mortgage Banking segment which consists of residential and commercial mortgages originated for sale into the secondary market.

The National Lending segment contributed $602.0 million of income for the quarter ended March 31, 2007, compared to $785.7 million in the prior year quarter. At March 31, 2007, loans held for investment in the National Lending segment totaled $100.4 billion while deposits outstanding totaled $2.4 billion. Profits are primarily generated from net interest income and past-due fees earned and deemed collectible from our loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings. Total revenue increased 7%, primarily due to growth in the managed loan portfolio. Credit normalization drove the increase in provision for loan and lease losses for National Lending.

Non-interest expenses for the quarter ended March 31, 2007 were $1.5 billion compared to $1.3 billion in the prior year quarter. The increase was driven by infrastructure investments and additional expenses to support managed loan growth.

U.S. Card Sub-Segment

Table 4: U.S. Card

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Earnings (Managed Basis)
Interest income	$1,813,846	$1,714,559
Interest expense	602,505	493,458

Net interest income	1,211,341	1,221,101
Non-interest income	778,606	775,413

Total revenue	1,989,947	1,996,514
Provision for loan and lease losses	373,836	224,438
Non-interest expense	861,020	844,729

Income before taxes	755,091	927,347
Income taxes	259,751	324,573

Net income	$495,340	$602,774

Selected Metrics (Managed Basis)
Period end loans held for investment	$49,681,559	$47,142,650
Average loans held for investment	$51,878,104	$48,217,926
Loan yield	13.99%	14.22%
Net charge-off rate	3.99%	2.93%
30+ day delinquency rate	3.48%	3.31%
Purchase volume(1)	$19,346,812	$18,015,669
Number of total accounts (000s)	36,758	37,258

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card sub-segment consists of domestic consumer credit card activities.

Managed loans grew 5% year over year, including the sale of a portfolio of assets. The growth was driven primarily by continued growth in the average balances of our cardholders. Over the last few years, cardholder retention and balance growth have been a key part of our strategy in addition to continued new account acquisition. Purchase volume growth was 7% year over year, reflecting our continued focus on rewards and transactor products.

For the quarter ended March 31, 2007, net income was $495.3 million, a decline of $107.4 million, or 18%, compared to the prior year’s record quarter. The decline was driven primarily by the continued normalization of U.S. consumer credit following the bankruptcy legislation impact. Net provision increased $149.4 million compared to the first quarter of 2006, accounting for a bulk of the net income decline. Net charge-off rate for the quarter ended March 31, 2007 was 3.99%, an increase of 106 basis points compared to the same quarter last year. During the quarter, we realized $25.5 million of gain on sale of charged-off debt. The proceeds of this sale were applied against the net charge-off figure and reduced the charge-off rate by 21bps.

Revenue was flat at $2.0 billion compared to the prior year quarter, reflecting both internal strategy shifts as well as competitive and macro-economic pressures. Margins have been pressured due to a combination of our strategy of a continued shift towards transactor and rewards products and competitively priced revolver products in the upper end of subprime. Margins were further pressured by the lag between higher funding costs and repricing of loans as well as a modest increase in the proportion of our loans at introductory prices, the latter being down modestly from the fourth quarter of last year.

Non-interest expenses in the first quarter were slightly up by 2% from the first quarter of 2006, as we continue to run both the new TSYS platforms and our legacy processing systems. We expect to decommission our old operating systems later in 2007, after which we expect to see solid operating leverage.

Auto Finance Sub-Segment

Table 5: Auto Finance

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Earnings (Managed Basis)
Interest income	$637,609	$520,830
Interest expense	265,556	187,827

Net interest income	372,053	333,003
Non-interest income	60,586	16,218

Total revenue	432,639	349,221
Provision for loan and lease losses	200,058	107,805
Non-interest expense	164,948	134,655

Income before taxes	67,633	106,761
Income taxes	23,266	37,366

Net income	$44,367	$69,395

Selected Metrics (Managed Basis)
Period end loans held for investment	$23,930,547	$19,848,190
Average loans held for investment	$23,597,675	$19,440,128
Loan yield	10.81%	10.72%
Net charge-off rate	2.29%	2.35%
30+ day delinquency rate	4.64%	3.57%
Auto loan originations(1)	$3,311,868	$2,940,540
Number of accounts (000s)	1,762	1,480

(1)	Includes all organic auto loan originations and excludes auto loans added through acquisitions.

The Auto Finance sub-segment consists of automobile and other motor vehicle financing activities.

The loan portfolio increased 21% over prior year quarter as a result of the transfer of $1.8 billion of North Fork Bank’s auto loans to the Auto Finance sub-segment on January 1, 2007, and strong organic originations growth within the dealer marketing channels. As a result of this portfolio growth, net interest income increased 12% in the three month period ended March 31, 2007 when compared to the first quarter of 2006. Margins were impacted by the addition of the prime North Fork portfolio and continued industry pricing pressure.

Non-interest income for the period included a one-time gain of $46.2 million related to the sale of 1.8 million shares of DealerTrack stock.

For the quarter ended March 31, 2007, the net charge-off rate was down 6 basis points from the prior year quarter. Net charge-offs of Auto Finance sub-segment loans increased $21.1 million, or 18%, while average Auto Finance sub-segment loans for the quarter grew $4.2 billion, or 21%, compared to the prior year. The decrease in the charge-off rate was primarily driven by improved loan quality through the acquisition of North Fork Bank’s auto loans, which increased the mix of prime loans. The provision for loan and lease losses increased $92.3 million for the quarter ended March 31, 2007. This increase was driven by growth in the loan portfolio, targeted risk expansion, and credit normalization from the low loss rates of 2006.

The 30-plus day delinquency rate was up 107 basis points at March 31, 2007. The increase in delinquencies was the result of the gradual normalization of delinquencies following the 2005 bankruptcy spike, which lowered first quarter 2006 delinquency rates, and targeted risk expansion.

Non-interest expense increased 22% for the quarter ended March 31, 2007, due to growth in the loan portfolio and incremental expenses related to integration activities and the expansion of the Operations Center located in Tulsa, Oklahoma, which opened in the fourth quarter of 2006.

Global Financial Services Sub-Segment

Table 6: Global Financial Services

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Earnings (Managed Basis)
Interest income	$803,141	$692,246
Interest expense	316,223	253,997

Net interest income	486,918	438,249
Non-interest income	299,307	283,352

Total revenue	786,225	721,601
Provision for loan and lease losses	275,322	217,365
Non-interest expense	396,201	330,172

Income before taxes	114,702	174,064
Income taxes	39,860	60,520

Net income	$74,842	$113,544

Selected Metrics (Managed Basis)
Period end loans held for investment	$26,759,426	$23,732,515
Average loans held for investment	$26,800,802	$23,668,326
Loan yield	11.88%	11.64%
Net charge-off rate	4.18%	3.63%
30+ day delinquency rate	2.99%	2.90%
Number of accounts (000s)	10,148	10,013

The Global Financial Services sub-segment consists of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities.

Global Financial Services net income decreased 34% for the quarter ended March 31, 2007 from the prior year quarter. The decrease in the portfolio’s net income was driven largely by credit normalization in the U.S. following the new bankruptcy legislation’s positive impact on charge-offs in early 2006; adverse regulatory impacts on revenue in the U.K. related to penalty fees with respect to our card business and foreign exchange rate changes.

Total revenue increased 9% for the quarter ended March 31, 2007, below the 13% growth in average loans. Strong North American growth was largely offset by the implementation of a £12 fee threshold for default charges (late and over limit fees) in the U.K.

For the quarter ended March 31, 2007, the provision for loan and lease losses increased 27% from the prior year quarter, as benefits related to U.S. bankruptcy legislation implemented in 2005 subsided. This normalization impacts both current period charge-offs as well as the allowance for loan and lease losses expected in the future.

Non-interest expense increased 20% for the quarter. Operating costs were higher in the quarter ended March 31, 2007 from the prior year quarter following two servicing system conversions in 2006 related to both credit card and installment lending products also, we continued investing in marketing opportunities during the quarter.

Mortgage Banking Sub-Segment

Table 7: Mortgage Banking

	Three Months Ended March 31, 2007
(Dollars in thousands)
Earnings (Managed Basis)
Interest income	$75,704
Interest expense	57,401

Net interest income	18,303
Non-interest income	49,423

Total revenue	67,726
Provision for loan and lease losses	—
Non-interest expense	86,888

Income before taxes	(19,162)
Income taxes	(6,592)

Net income	$(12,570)

Selected Metrics (Managed Basis)
Gain on sale margin	51	bps
Efficiency ratio	128%
Mortgage loan originations	$6,795,468

The Mortgage Banking sub-segment consists of mortgage origination, whole loan sales and servicing.

The Mortgage Banking sub-segment recorded a net loss of $12.6 million for the first quarter of 2007. The margin was depressed by lower market prices and also by increases to the representation and warranty reserve and by market value adjustments to the loans held for sale warehouse.

Net interest income on the loans held for sale warehouse was flat as the average balance and net interest margin were stable.

Originations were $6.8 billion for the first quarter of 2007. Underwriting tightened in the quarter as a result of volatility in the mortgage industry, and the mortgage secondary markets in particular.

VIII. Funding

Funding Availability

We have established access to a variety of funding sources.

Table 8 illustrates our unsecured funding sources and our two auto loan secured warehouses.

Table 8: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)(6)		Outstanding (4)	Final Maturity(5)
Senior and Subordinated Global Bank Note Program(2)	1/03		$1,800	$3,185	—
Senior Domestic Bank Note Program(3)	4/97		—	$167	—
Credit Facility	6/04		$750	—	4/07
Capital One Auto Loan Facility I	3/02		$3,051	$249	—
Capital One Auto Loan Facility II	3/05		$282	$1,468	—
Corporation Automatic Shelf Registration Statement	5/06	$	*	N/A	*	*

(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities and auto loan secured warehouses is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.

(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Amounts outstanding are as of March 31, 2007.
(5)	Maturity date refers to the date the facility terminates, where applicable.
(6)	Availability does not include unused conduit capacity related to off-balance sheet securitization structures of $8.1 billion at March 31, 2007.
*	The Corporation and certain of its subsidiaries have registered an indeterminate amount of securities pursuant to the Automatic Shelf Registration Statement that are available for future issuance.
**	Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies, subject to conditions customary in transactions of this nature.

Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $166.7 million was outstanding at March 31, 2007. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

Other Short-Term Borrowings

Revolving Credit Facility

In June 2004, we terminated our Domestic Revolving and Multicurrency Credit Facilities and replaced them with a new revolving credit facility (“Credit Facility”) providing for an aggregate of $750.0 million in unsecured borrowings from various lending institutions to be used for general corporate purposes. On April 30, 2007 the Credit Facility was terminated.

Collateralized Revolving Credit Facilities

In March 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of March 31, 2007, the Capital One Auto Loan Facility I had the capacity to issue up to $3.3 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is largely based on commercial paper rates.

In March 2005, COAF entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of March 31, 2007, the Capital One Auto Loan Facility II had the capacity to issue up to $1.8 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

Corporation Shelf Registration Statement

As of March 31, 2007, we had an effective shelf registration statement under which we from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell.

Table 9 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of March 31, 2007.

Table 9: Maturities of Large Denomination Certificates—$100,000 or More

	March 31, 2007
(Dollars in thousands)	Balance	Percent
Three months or less	3,870,959	29.82%
Over 3 through 6 months	2,269,400	17.49%
Over 6 through 12 months	1,781,088	13.72%
Over 12 months through 10 years	5,058,307	38.97%

Total	12,979,754	100.00%

Table 10 shows the composition of average deposits for the periods presented.

Table 10: Deposit Composition and Average Deposit Rates

	Three Months Ended March 31, 2007
	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing—domestic	$11,370,182	13.19%	N/A
NOW accounts	5,066,120	5.88%	0.70%
Money market deposit accounts	25,486,826	29.55%	0.98%
Savings accounts	8,384,994	9.72%	0.42%
Other time deposits	19,592,452	22.72%	1.09%

Total core deposits	69,900,574	81.06%	0.76%
Public fund certificate of deposits of $100,000 or more	2,038,785	2.36%	1.22%
Certificates of deposit of $100,000 or more	10,339,958	11.99%	1.19%
Foreign time deposits	3,957,932	4.59%	1.25%

Total deposits	$86,237,249	100.00%	0.85%

IX. Capital

Capital Adequacy

The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve Board (the “Federal Reserve”), the Savings Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (the “OTS”), CONA and Superior are subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”), and North Fork Bank is subject to capital adequacy guidelines adopted by the Federal Deposit Insurance Corporation (the “FDIC”) (collectively the “regulators”). The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based upon quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Corporation to similar minimum capital requirements.

As of March 31, 2007, the Bank, the Savings Bank, CONA, Superior and North Fork Bank (collectively the “Banks”) each exceeded the minimum regulatory requirements to which it was subject. The Banks all were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of March 31, 2007, the Corporation was considered “well capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or any of the Banks.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan and lease losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of March 31, 2007. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Corporation’s consolidated financial statements.

For purposes of the Subprime Guidelines, the Corporation has treated as subprime all loans in the Bank’s and the Savings Bank’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank and the Savings Bank hold on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank and the Savings Bank.

Additionally, regulatory restrictions exist that limit the ability of the Bank, Savings Bank, CONA, North Fork Bank and Superior to transfer funds to the Corporation. As of March 31, 2007, retained earnings of the Bank, the Savings Bank, CONA, North Fork Bank and Superior of $113.9 million, $266.0 million, $122.6 million, $1.0 billion and $5.0 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

Table 11 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
March 31, 2007
Capital One Financial Corp.
Tier 1 Capital	11.83%	10.91%	4.00%	N/A
Total Capital	14.96	13.89	8.00	N/A
Tier 1 Leverage	10.03	10.03	4.00	N/A

Capital One Bank
Tier 1 Capital	14.69%	11.45%	4.00%	6.00%
Total Capital	18.40	14.56	8.00	10.00
Tier 1 Leverage	12.45	12.45	4.00	5.00

Capital One F.S.B.
Tier 1 Capital	12.63%	10.11%	4.00%	6.00%
Total Capital	13.91	11.38	8.00	10.00
Tier 1 Leverage	13.34	13.34	4.00	5.00

Capital One National Bank
Tier 1 Capital	11.54%	N/A	4.00%	6.00%
Total Capital	12.57	N/A	8.00	10.00
Tier 1 Leverage	7.76	N/A	4.00	5.00

North Fork Bank
Tier 1 Capital	11.92%	N/A	4.00%	6.00%
Total Capital	12.89	N/A	8.00	10.00
Tier 1 Leverage	8.40	N/A	4.00	5.00

Superior Bank
Tier 1 Capital	12.27%	N/A	4.00%	6.00%
Total Capital	12.57	N/A	8.00	10.00
Tier 1 Leverage	5.48	N/A	4.00	5.00

March 31, 2006
Capital One Financial Corp. (1)
Tier 1 Capital	14.94%	13.37%	4.00%	N/A
Total Capital	17.16	15.48	8.00	N/A
Tier 1 Leverage	13.04	13.04	4.00	N/A

Capital One Bank
Tier 1 Capital	14.78%	11.62%	4.00%	6.00%
Total Capital	18.87	15.06	8.00	10.00
Tier 1 Leverage	11.62	11.62	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	14.12%	11.71%	4.00%	6.00%
Total Capital	15.39	12.98	8.00	10.00
Tier 1 Leverage	13.48	13.48	4.00	5.00

Capital One, National Association
Tier 1 Capital	10.72%	N/A	4.00%	6.00%
Total Capital	11.94	N/A	8.00	10.00
Tier 1 Leverage	7.52	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

Dividend Policy

Although we expect to reinvest a substantial portion of our earnings in our business, we also intend to continue to pay regular quarterly cash dividends on our common stock. The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that we will declare and pay any dividends. As a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries. Applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders.

XI. Business Outlook

This business outlook section summarizes our expectations for earnings for 2007, and our primary goals and strategies for continued growth. The statements contained in this section are based on our current expectations and do not take into account any acquisitions that might occur during the year. Certain statements are forward looking, and therefore actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors.”

Expected Earnings

We changed our earnings guidance from $7.40 to $7.80 earnings per share to $7.00 to $7.40 earnings per share in 2007. This guidance includes a revised outlook for our mortgage banking business for the rest of the year. We have changed our outlook regarding our mortgage banking business in 2007 to reflect the assumption that current pressures in the secondary mortgage market continue through 2007.

In addition to the revised mortgage market outlook, our guidance also includes several challenges that we face in the short term. The revised guidance continues to assume that credit normalization continues and that the yield curve remains relatively flat. In addition, we expect $60 million pre-tax synergies in 2007 and continue to expect full run-rate synergies of $275 million pre-tax.

The share count used to translate our expected GAAP NIAT to earnings per share assumes the previously announced $3 billion share repurchase program. As described in Note 8 to the financial statements, on March 12, 2007, we entered into a $1.5 billion ASR agreement with CSNY. The effective date of the ASR agreement is April 2, 2007.

Our earnings are a function of our revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of our earning assets (which affect fees, charge-offs and provision expense), the growth rate of our branches and deposits, and our marketing and operating expenses. Specific factors likely to affect our 2007 earnings are the portion of our loan portfolio we hold in higher credit quality assets; the level of off-balance sheet securitizations; changes in consumer payment behavior; the amount of and quality of deposits we generate; the competitive, legal, regulatory and reputational environment; the level of investments; growth in our businesses; and the health of the economy and its labor markets. Other factors that may affect our revenues are described in our Annual Report on Form 10-K for the year ended December 31, 2006 under Item 1A “Risk Factors”. Additional factors are described in this Form 10-Q under Item 1A “Risk Factors”.

We expect to achieve these results based on the continued success of our business strategies and our current assessment of the competitive, regulatory and funding market environments that we face (each of which is discussed elsewhere in this document), as well as the expectation that the geographies in which we compete will not experience significant credit quality erosion, as might be the case in an economic downturn or recession. In addition, we expect to recognize cost efficiencies across business lines to ensure operating efficiency.

Beginning in the first quarter of 2007, we changed our primary reportable business segments to reflect the strategy of National Lending and Local Banking platforms. In addition to schedules detailing results in those segments, we continue to provide a similar level of detail for legacy sub-segments within National Lending – U.S. Card, Global Financial Services and Auto Finance, as well as our new sub-segment Mortgage Banking.

Local Banking Segment Outlook

Deposits in the Local Banking segment grew by $39.1 billion, or 111%, to $74.5 billion in the first quarter of 2007. The growth in deposits resulted from the addition of North Fork into the Local Banking segment in the first quarter of 2007, as well as our small business and commercial strategies in the New York metro area and our de novo strategy in the Texas area. In the current environment, much of this growth is in high-cost deposits, but both the costs and resilience of the deposits continue to prove attractive as compared to alternative capital markets funding sources.

Excluding the impact of the addition of North Fork loans during the first quarter of 2007, managed loans in the Local Banking segment declined $1.4 billion, or about 3%. The decline resulted from the sale of residential mortgage loans as we executed on the previously announced balance sheet downsizing associated with the North Fork Bank acquisition.

Our integration efforts remain on track, with the Hibernia integration completed, and the North Fork integration proceeding and on track. We expect North Fork Bank integration efforts to accelerate later in 2007, with the final phase of the deposit platform conversion scheduled for the first quarter of 2008.

National Lending Segment Outlook

Loans in the National Segment grew by $9.6 billion or 11% to $100.4 billion in the first quarter of 2007. The growth in loans resulted primarily from our U.S. Card and Auto Finance sub-segments.

U.S. Card Sub-Segment Outlook

The U.S. Card sub-segment consisted of $49.7 billion of managed U.S. consumer credit card loans as of March 31, 2007. Our strategy is to offer compelling, value-added products to our customers. Annual growth in the quarter resulted from strong balance-build programs, and favorable attrition trends. Managed loans declined from the sequential quarter, driven by seasonal patterns and product strategies.

Revenue margin for the U.S. Card sub-segment was down 122 basis points from the first quarter of 2006 driven by product strategy changes and one-time effects. For several years, we have focused on marketing products that build long- term customer loyalty, including rewards cards. These products have relatively high acquisition costs, build balances relatively slowly, and have thinner revenue margins. However, they have low charge-off rates, and the customers tend to remain customers for many years. Reward accounts also bring credit leverage, resulting in sustained profitability while enhancing our brand and creating enduring customer relationships.

With respect to the prime card market, we believe pricing is reasonable and we have reached a point of efficiency. We are experiencing under-pricing in the subprime market, which may continue.

We believe the product strategy changes made over the last several years position the U.S. Card sub-segment to deliver sustainable bottom-line returns through low credit losses, long-term customer relationships, diversified revenue streams, and improving operating efficiency.

Auto Finance Sub-Segment Outlook

Our Auto Finance sub-segment consisted of $23.9 billion of managed U.S. auto loans as of March 31, 2007, marketed across the full credit spectrum, via direct and dealer marketing channels.

Auto Finance profits for the first quarter were $44.4 million, down $25.0 million, or 36%, from the first quarter of 2006. The decline in net income resulted primarily from a $92.3 million increase in provision expense based on strong loan growth and the continued normalization of credit from historically low charge-offs in 2006. The provision build was partially offset by a $46.2 million pre-tax gain on the sale of DealerTrack stock

We believe that our strong risk management skills, increasing operating scale, full credit spectrum product offerings and multi-channel marketing approach will enable us to continue to increase market share and penetration within dealers in the Auto Finance industry.

Global Financial Services Sub- Segment Outlook

The Global Financial Services sub-segment consisted of $26.8 billion of managed loans as of March 31, 2007, including international lending activities, small business lending, installment loans, home loans, healthcare finance and other consumer financial service activities.

We expect continued loan, credit and profit pressure from a deteriorating credit environment in our U.K. business. Despite this pressure, we expect profitable long term growth from our U.K. business. We also expect continued growth from our North American businesses due to the wide range of full credit spectrum product offers, ability to leverage the Capital One brand, and continued improvement in operating scale.

Mortgage Banking Sub-Segment Outlook

Beginning in the first quarter of 2007, we added Mortgage Banking as a stand-alone sub-segment within the National Lending segment. The Mortgage Banking sub-segment is limited to the legacy GreenPoint Mortgage business and does not include Capital One Home Loans, our direct-to-consumer business, which is located in the Global Financial Services sub-segment. Our mortgages currently held for investment on our balance sheet are held in our Local Banking segment.

We rely on an originate and sell model in which we fund our business by selling the vast majority of our loan production into the secondary markets. The mortgage banking business posted a net loss of $12.6 million for the first quarter of 2007, compared to a pro forma profit in the year ago quarter of $35.4 million. The decline in revenues was driven by a sharp decline in gain-on-sale margin as a result of secondary market pressures for Alt-A and other prime mortgages. We expect that unusually compressed secondary market bids for Alt-A and other prime products will persist over the remainder of the year. As a result, we do not expect that the sub-segment will contribute to incremental earnings for the balance of 2007.

Originations for the quarter totaled $6.8 billion, down 13% from the first quarter of 2006 pro-forma. The decline in originations results from both the impact of the new federal regulatory guidance on non-traditional mortgages, as well as the impact of tighter underwriting guidelines in the face of the current secondary mortgage market conditions. First quarter originations had an average FICO score of 715, and an average Loan to Value ratio of 75%.

XI. Supervision and Regulation

See our Annual Report on Form 10-K for the year ended December 31, 2006, Part I, Item 1 “Supervision and Regulation” for a summary of our regulatory issues and activities.

XII. Enterprise Risk Management

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

For additional information on our ERM program, see our Annual Report on Form 10-K for the year ended December 31, 2006, Part I, Item 1, “Enterprise Risk Management”.

XIII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31
	2007			2006
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$58,623,839	$1,659,270	11.32%	$44,152,615	$1,305,521	11.83%
International	3,508,342	96,049	10.95%	3,669,713	100,516	10.96%

Total consumer loans	62,132,181	1,755,319	11.30%	47,822,328	1,406,037	11.76%
Commercial loans	31,333,692	571,361	7.29%	10,320,090	206,585	8.01%

Total Loans Held for Investment	93,465,873	2,326,680	9.96%	58,142,418	1,612,622	11.09%

Mortgage Loans Held for Sale (2)	9,115,298	144,759	6.35%	184,418	4,099	8.89%
Securities available for sale (3)	16,598,686	204,080	4.92%	14,938,925	164,110	4.39%
Other
Domestic (3)	4,429,571	93,699	8.46%	3,573,217	71,908	8.05%
International	1,202,002	18,795	6.25%	1,492,924	25,843	6.92%

Total (3)	5,631,573	112,494	7.99%	5,066,141	97,751	7.72%

Total earning assets	124,811,430	$2,788,013	8.93%	78,331,902	$1,878,582	9.59%
Cash and due from banks	2,654,797			1,810,942
Allowance for loan and lease losses	(2,180,504)			(1,789,350)
Premises and equipment, net	2,245,013			1,216,130
Other (2)	21,126,035			9,324,970

Total assets	$148,656,771			$88,894,594

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$72,505,686	$700,347	3.86%	$41,018,888	$374,903	3.66%
International	2,361,381	30,136	5.10%	2,337,630	28,706	4.91%

Total Deposits	74,867,067	730,483	3.90%	43,356,518	403,609	3.72%
Senior and subordinated notes	9,517,209	138,546	5.82%	6,097,711	94,354	6.19%
Other borrowings
Domestic	20,653,032	292,763	5.67%	16,060,859	173,632	4.32%
International	1,167,481	3,375	1.16%	13,485	110	3.26%

Total other borrowings	21,820,513	296,138	5.43%	16,074,344	173,742	4.32%

Total interest-bearing liabilities	106,204,789	$1,165,167	4.39%	65,528,573	$671,705	4.10%
Non-interest bearing deposits	11,370,182			4,513,661
Other	5,472,137			4,240,249

Total liabilities	123,047,108			74,282,483
Equity	25,609,663			14,612,111

Total liabilities and equity	$148,656,771			$88,894,594

Net interest spread			4.54%			5.49%

Interest income to average earning assets			8.93%			9.59%
Interest expense to average earning assets			3.73%			3.43%

Net interest margin			5.20%			6.16%

(1)	Interest income includes past-due fees on loans of approximately $177.6 million and $191.5 million for the three months ended March 31, 2007 and 2006, respectively.
(2)	Q1 2006 data has been reclassified for amounts related to mortgage loans for sale.
(3)	Q1 2006 data has been reclassified for amounts related to FHLB stock.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended March 31, 2007 and 2006
	Increase (Decrease)	Change due to (1)
(Dollars in thousands)		Volume	Yield/ Rate
Interest Income:
Consumer loans
Domestic	$353,749	$411,701	$(57,952)
International	(4,467)	(4,418)	(49)

Total	349,282	406,175	(56,893)

Commercial loans	364,776	384,747	(19,971)

Total loans held for investment	714,058	893,811	(179,753)
Mortgage loans held for sale	140,660	142,162	(1,502)
Securities available for sale	39,970	19,282	20,688
Other
Domestic	21,791	17,960	3,831
International	(7,048)	(4,710)	(2,338)

Total	14,743	11,202	3,541

Total interest income	909,431	1,046,169	(136,738)

Interest Expense:
Deposits
Domestic	325,444	303,010	22,434
International	1,430	294	1,136

Total	326,874	306,574	20,300

Senior notes	44,192	50,078	(5,886)
Other borrowings
Domestic	119,131	57,043	62,088
International	3,265	3,382	(117)

Total	122,396	71,365	51,031

Total interest expense	493,462	443,276	50,186

Net interest income	$415,969	$627,623	$(211,654)

1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C—MANAGED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended March 31
(Dollars in thousands)	2007	2006
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$12,923,040	$14,355,185
International	2,555,987	2,909,423

Total credit card	15,479,027	17,264,608
Installment loans
Domestic	7,481,190	6,065,232
International	557,763	535,804

Total installment loans	8,038,953	6,601,036
Auto loans(1)	23,743,428	18,946,852
Mortgage loans	12,255,381	5,109,533

Total consumer loans	59,516,789	47,922,029
Commercial loans	31,352,707	10,196,630

Total reported loans held for investment	90,869,496	58,118,659

Securitization adjustments:
Consumer loans
Credit cards
Domestic	36,758,376	32,768,346
International	7,958,263	6,874,100

Total credit card	44,716,639	39,642,446
Installment loans
Domestic	2,869,626	2,793,855
International	—	—

Total installment loans	2,869,626	2,793,855
Auto loans(1)	354,955	901,338
Mortgage loans	—	—

Total consumer loans	47,941,220	43,337,639
Commercial loans	3,194,326	2,450,478

Total securitization adjustments	51,135,546	45,788,117

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	49,681,416	47,123,531
International	10,514,250	9,783,523

Total credit card	60,195,666	56,907,054
Installment loans
Domestic	10,350,816	8,859,087
International	557,763	535,804

Total installment loans	10,908,579	9,394,891
Auto loans(1)	24,098,383	19,848,190
Mortgage loans	12,255,381	5,109,533

Total consumer loans	107,458,009	91,259,668
Commercial loans	34,547,033	12,647,108

Total managed loans held for investment	$142,005,042	$103,906,776

(1)	Includes the auto loans of North Fork and Hibernia

	Three Months Ended March 31
(Dollars in thousands)	2007	2006
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$15,278,452	$14,560,585
International	2,912,638	3,117,038

Total credit card	18,191,090	17,677,623
Installment loans
Domestic	7,490,778	5,970,334
International	595,704	552,675

Total installment loans	8,086,482	6,523,009
Auto loans(1)	23,477,086	18,421,437
Mortgage loans	12,377,523	5,200,259

Total consumer loans	62,132,181	47,822,328
Commercial loans	31,333,692	10,320,090

Total reported loans held for investment	93,465,873	58,142,418

Securitization adjustments:
Consumer loans
Credit cards
Domestic	36,421,170	33,661,669
International	7,908,738	6,892,527

Total credit card	44,329,908	40,554,196
Installment loans
Domestic	2,852,679	2,695,237
International	—	—

Total installment loans	2,852,679	2,695,237
Auto loans(1)	399,257	1,018,691
Mortgage loans	—	—

Total consumer loans	47,581,844	44,268,124
Commercial loans	3,065,072	2,199,658

Total securitization adjustments	50,646,916	46,467,782

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	51,699,622	48,222,254
International	10,821,376	10,009,565

Total credit card	62,520,998	58,231,819
Installment loans
Domestic	10,343,457	8,665,571
International	595,704	552,675

Total installment loans	10,939,161	9,218,246
Auto loans(1)	23,876,343	19,440,128
Mortgage loans	12,377,523	5,200,259

Total consumer loans	109,714,025	92,090,452
Commercial loans	34,398,764	12,519,748

Total managed loans held for investment	$144,112,789	$104,610,200

(1)	Includes the auto loans of North Fork and Hibernia

TABLE D—COMPOSITION OF REPORTED HELD FOR INVESTMENT LOAN PORTFOLIO

	As of March 31
	2007		2006
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$59,516,789	65.50%	$47,922,029	82.46%
Commercial loans	31,352,707	34.50%	10,196,630	17.54%

Total	$90,869,496	100.00%	$58,118,659	100.00%

TABLE E—DELINQUENCIES

Table E shows loan delinquency trends for the periods presented on a reported and managed basis.

	As of March 31
	2007		2006
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans held for investment	$90,869,496	100.00%	$58,118,659	100.00%
Loans delinquent:
30-59 days	1,238,590	1.36%	841,871	1.45%
60-89 days	412,541	0.45%	323,854	0.56%
90-119 days	229,782	0.25%	205,156	0.35%
120-149 days	107,809	0.12%	100,453	0.17%
150 or more days	104,594	0.12%	87,546	0.15%

Total	$2,093,316	2.30%	$1,558,880	2.68%

Loans delinquent by geographic area:
Domestic	$2,002,128	2.28%	$1,472,976	2.69%
International	$91,188	2.93%	$85,904	2.49%

Managed:
Loans held for investment	$142,005,042	100.00%	$103,906,776	100.00%
Loans delinquent:
30-59 days	1,810,041	1.27%	1,363,578	1.31%
60-89 days	779,667	0.55%	648,777	0.62%
90-119 days	534,438	0.38%	467,830	0.45%
120-149 days	361,867	0.25%	299,887	0.29%
150 or more days	319,962	0.23%	259,086	0.25%

Total	$3,805,975	2.68%	$3,039,158	2.92%

Table F: NET CHARGE-OFFS

	Three Months Ended March 31
(Dollars in thousands)	2007	2006
Reported:
Average loans held for investment	$93,465,873	$58,142,418
Net charge-offs	429,648	300,467
Net charge-offs as a percentage of average loans held for investment	1.84%	2.07%

Managed:
Average loans held for investment	$144,112,789	$104,610,200
Net charge-offs	947,266	692,503
Net charge-offs as a percentage of average loans held for investment	2.63%	2.65%

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

	As of March 31
(Dollars in thousands)	2007	2006
Non accrual loans:
Consumer	$24,910	$22,797
Commercial	58,035	81,341

Total nonperforming loans held for investment	82,945	104,138
Foreclosed assets	15,667	4,672
Excess bank-owned property	7,636	1,036

Total nonperforming assets	$106,248	$109,846

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Three Months Ended March 31
(Dollars In Thousands)	2007	2006
Balance at beginning of year	$2,180,000	$1,790,000
Provision for loan and lease losses:
Domestic	319,183	108,522
International	30,862	61,748

Total provision for loan and lease losses	350,045	170,270

Acquisitions	—	—
Other	4,603	914
Charge-offs:
Consumer loans:
Domestic	(484,183)	(343,405)
International	(64,442)	(54,328)

Total consumer loans	(548,625)	(397,733)
Commercial loans	(39,882)	(29,186)

Total charge-offs	(588,507)	(426,919)

Principal recoveries:
Consumer loans
Domestic	133,596	122,622
International	16,980	11,573

Total consumer loans	150,576	134,195
Commercial loans	8,283	6,540

Total principal recoveries	158,859	140,735

Net charge-offs	(429,648)	(286,184)

Balance at end of period	$2,105,000	$1,675,000

Allowance for loan and lease losses to loans held for investment at end of period	2.32%	2.88%

Allowance for loan and lease losses by geographic distribution:
Domestic	$1,890,082	$1,504,372
International	214,918	170,628

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$1,505,256	$1,271,138
International	214,918	170,628

Total consumer loans	1,720,174	1,441,766
Commercial loans	372,086	220,647
Unallocated	12,740	12,587

Total loans held for investment	$2,105,000	$1,675,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended March 31, 2007.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). These disclosure controls and procedures are the responsibility of the Corporation’s management. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of the end of the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part 2. Other Information

Item 1. Legal Proceedings.

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Consolidated Financial Statements – Note 7– Commitments and Contingencies.”

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2006, Item 1A “Risk Factors” for a summary of our risk factors. Refer also to the discussion below for additional risk factors that may supplement or modify our discussion of risk factors in our Form 10-K for the year December 31, 2006.

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

In addition, in our mortgage business, we rely on an originate and sell business model in which we fund our business by selling the vast majority of our mortgage loan production into the secondary markets. We face risks associated with the ability to access the secondary market for mortgages. We may experience the inability to sell the mortgages that we originate on terms that are favorable to us or at all. If we are unable to sell the mortgages products that we originate on terms that are favorable to us, or at all, our results of operations will suffer. We may have to sell the loans on terms that have an adverse impact on our financial statements, hold these loans, or limit origination of these loans in ways that hurt our business.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1-31, 2007	12,349	$76.27	N/A	N/A
February 1-28, 2007	10,063	$80.01	N/A	N/A
March 1-31, 2007	62,909	$77.21	N/A	N/A
Total	85,321	$77.41	N/A	N/A

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Corporation’s 2007 Annual Meeting of Stockholders was held April 26, 2007.

(b)	The following directors were elected at such meeting:

W. Ronald Dietz

Lewis Hay, III

Mayo Shattuck, III

The following directors will also continue in their office after such meeting:

Edward R. Campbell

Richard D. Fairbank

Patrick W. Gross

Ann Fritz Hackett

John A. Kanas

Pierre E. Leroy

Stanley Westreich

(c)	The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Withheld
W. Ronald Dietz	351,205,525	9,877,152
Lewis Hay, III	352,201,324	8,881,353
Mayo Shattuck, III	338,052,442	23,030,235

Item	Votes For	Votes Against	Abstain	Broker Non-Votes
Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2007	355,210,421	3,560,483	2,311,773	—
Approval and adoption of Capital One’s Amended and Restated Certificate of Incorporation to remove the provision requiring plurality voting	333,864,041	24,700,281	2,518,355
Approval of Stockholder Proposal: Stockholder Advisory Vote on Executive Compensation	115,333,205	187,142,727	9,128,523	49,478,224

Vote based on common shares outstanding, not including unvested restricted stock awards, of 411,338,664 at February 28, 2007.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on September 8, 2005).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation and Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Current Report on Form 8-K, filed on January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, filed on March 23, 2000).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 3, 2004).

4.2	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.3.1	Amended and Restated Distribution Agreement, dated May 8, 2003, among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2003, filed on August 11, 2003).

4.3.2	Copy of 6.50% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.3	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.4	Copy of 4.25% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.5	Copy of 5.75% Notes, due 2010, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.6	Copy of 6.50% Notes, due 2013, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.7	Copy of 4.875% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.8	Copy of 8.25% Notes, due 2005, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001).

4.4.1	Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as indenture trustee (incorporated by reference to Exhibit 4.5.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.4.2	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.4.3	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.4.4	Copy of 7.25% Notes, due 2006, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, filed on March 23, 2000).

4.4.5	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.4.6	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.7	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.8	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 4, 2005).

4.4.9	Copy of Floating Rate Senior Notes, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on September 18, 2006).

4.4.10	Copy of 5.70% Senior Notes, due 2011, of Capital One Financial Corporation
(incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on September 18, 2006).

4.5.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.2	Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.3	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc (incorporated by reference to Exhibit 4.6.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.6	Issue and Paying Agency Agreement, dated as of October 24, 1997, between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.7	Upper DECs® form of certificate (incorporated by reference to Exhibit 4.9 of the Corporation’s Report on Current Form 8-K, filed on April 23, 2002).

4.8.1	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.8.2	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.8.3	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.8.4	Third Supplemental Indenture dated February 5, 2007 between Capital One Financial Corporation and the Bank of New York as Indenture Trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed on February 7, 2007).

4.9.1	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.2	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.3	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.4	Amended and Restated Declaration of Trust of Capital One Capital IV dated February 5, 2007 between Capital One Financial Corporation as Sponsor, the Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K filed on February 7, 2007).

4.9.5	Guarantee Agreement dated February 5, 2007 between Capital One Financial Corporation and the Bank of New York as Guarantee Trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K filed on February 7, 2007).

4.10.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.10.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.7.3	Restricted Share Agreement, dated as of March 12, 2006, by and between Capital One Financial Corporation and John Adam Kanas.

31.1	Section 302 Certification of Richard D. Fairbank

31.2	Section 302 Certification of Gary L. Perlin

32.1	Section 906 Certification of Richard D. Fairbank*

32.2	Section 906 Certification of Gary L. Perlin*

*	Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2007	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer