Form 10-Q
period 2007-06-30
CAPITAL ONE FINANCIAL CORP
filed 2007-08-09
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

As of July 31, 2007 there were 417,685,490 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

June 30, 2007

Part 1. Financial Information

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Condensed Reported Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except share and per share data)

	June 30 2007	December 31 2006
Assets:
Cash and due from banks	$2,354,393	$2,817,519
Federal funds sold and resale agreements	3,940,269	1,099,156
Interest-bearing deposits at other banks	753,160	743,821

Cash and cash equivalents	7,047,822	4,660,496
Securities available for sale	20,407,932	15,452,047
Mortgage loans held for sale	2,732,044	10,435,295
Loans held for investment	91,617,353	96,512,139
Less: Allowance for loan and lease losses	(2,120,000)	(2,180,000)

Net loans held for investment	89,497,353	94,332,139
Accounts receivable from securitizations	5,481,686	4,589,235
Premises and equipment, net	2,260,928	2,203,280
Interest receivable	768,617	816,426
Goodwill	13,612,005	13,635,435
Other	4,129,570	3,614,932

Total assets	$145,937,957	$149,739,285

Liabilities:
Non-interest-bearing deposits	$11,236,110	$11,648,070
Interest-bearing deposits	74,444,345	74,122,822

Total Deposits	85,680,455	85,770,892
Senior and subordinated notes	9,222,506	9,725,470
Other borrowings	20,681,289	24,257,007
Interest payable	543,805	574,763
Other	4,623,241	4,175,947

Total liabilities	120,751,296	124,504,079

Stockholders’ Equity:
Preferred Stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 417,354,776 and 412,219,973 issued as of June 30, 2007 and December 31, 2006, respectively	4,174	4,122
Paid-in capital, net	15,682,009	15,333,137
Retained earnings	11,141,194	9,760,184
Cumulative other comprehensive income	245,431	266,180
Less: Treasury stock, at cost; 25,914,653 and 2,294,586 shares as of June 30, 2007 and December 31, 2006, respectively	(1,886,147)	(128,417)

Total stockholders’ equity	25,186,661	25,235,206

Total liabilities and stockholders’ equity	$145,937,957	$149,739,285

See Notes to Condensed Reported Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Reported Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Interest Income:
Loans held for investment, including past-due fees	$2,266,898	$1,616,937	$4,593,578	$3,229,559
Securities available for sale	237,978	167,352	442,058	331,462
Mortgage loans held for sale	71,149	4,714	215,908	8,813
Other	137,036	108,154	249,530	205,905

Total interest income	2,713,061	1,897,157	5,501,074	3,775,739
Interest Expense:
Deposits	749,603	416,232	1,480,086	819,841
Senior and subordinated notes	134,061	84,707	272,607	179,061
Other borrowings	269,303	199,136	565,441	372,878

Total interest expense	1,152,967	700,075	2,318,134	1,371,780

Net interest income	1,560,094	1,197,082	3,182,940	2,403,959
Provision for loan and lease losses	401,035	362,445	751,080	532,715

Net interest income after provision for loan and lease losses	1,159,059	834,637	2,431,860	1,871,244
Non-Interest Income:
Servicing and securitizations	1,226,896	1,025,506	2,214,978	2,179,110
Service charges and other customer-related fees	482,979	413,398	962,446	849,129
Mortgage banking operations	102,855	41,973	189,398	73,859
Interchange	125,979	131,538	244,090	251,029
Other	67,456	97,498	205,778	215,037

Total non-interest income	2,006,165	1,709,913	3,816,690	3,568,164
Non-Interest Expense:
Salaries and associate benefits	713,242	536,465	1,437,501	1,052,609
Marketing	326,718	356,695	658,267	680,466
Communications and data processing	196,172	172,734	382,160	341,938
Supplies and equipment	116,043	113,028	250,645	211,212
Restructuring expense	101,142	—	101,142	—
Occupancy	85,085	52,753	170,930	102,130
Other	574,451	449,222	1,157,609	866,021

Total non-interest expense	2,112,853	1,680,897	4,158,254	3,254,376

Income before income taxes	1,052,371	863,653	2,090,296	2,185,032
Income taxes	301,999	311,066	664,874	749,106

Net income	$750,372	$552,587	1,425,422	$1,435,926

Basic earnings per share	$1.92	$1.84	$3.57	$4.79

Diluted earnings per share	$1.89	$1.78	$3.51	$4.64

Dividends paid per share	$0.03	$0.03	$0.05	$0.05

See Notes to Condensed Reported Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Reported Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share and per share data) (unaudited)

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands, except share and per share data)	Shares	Amount
Balance, December 31, 2005	302,786,444	$3,028	$6,848,544	$7,378,015	$6,129	$(106,802)	$14,128,914
Comprehensive income:
Net income	—	—	—	1,435,926	—	—	1,435,926
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income taxes benefit of $59,673	—	—	—	—	(103,968)	—	(103,968)
Foreign currency translation adjustments	—	—	—	—	131,661	—	131,661
Unrealized gains on cash flow hedging instruments, net of income taxes of $15,788	—	—	—	—	26,305	—	26,305

Other comprehensive income	—	—	—	—	53,998	—	53,998

Comprehensive income							1,489,924
Cash dividends - $.05 per share	—	—	—	(16,105)	—	—	(16,105)
Purchase of treasury stock	—	—	—	—	—	(8,534)	(8,534)
Issuances of common stock and restricted stock, net of forfeitures	639,993	6	16,425	—	—	—	16,431
Exercise of stock options and related tax benefits	2,580,829	26	199,780	—	—	—	199,806
Compensation expense for restricted stock awards and stock options	—	—	86,627	—	—	—	86,627

Balance, June 30, 2006	306,007,266	$3,060	$7,151,376	$8,797,836	$60,127	$(115,336)	$15,897,063

Balance, December 31, 2006	412,219,973	$4,122	$15,333,137	$9,760,184	$266,180	$(128,417)	$25,235,206
Cumulative effect from adoption of FIN 48				(31,830)			(31,830)
Cumulative effect from adoption of FAS 156, net of income taxes of $6,378				8,809			8,809
Comprehensive income:
Net income				1,425,422			1,425,422
Other comprehensive income, net of income tax:
Unrealized loss on securities, net of income taxes benefit of $62,652					(107,818)		(107,818)
Defined benefit pension plans					(1,352)		(1,352)
Foreign currency translation adjustments					73,298		73,298
Unrealized gains on cash flow hedging instruments, net of income tax of $9,090					15,123		15,123

Other comprehensive income	—	—	—	—	(20,749)	—	(20,749)

Comprehensive income							1,404,673
							—

Cash dividends - $.03 per share				(21,391)			(21,391)

Purchase of treasury stock						(1,757,730)	(1,757,730)

Issuances of common stock and restricted stock, net of forfeitures	1,063,803	11	18,618				18,629
Exercise of stock options and related tax benefits of exercises and restricted stock vesting	4,207,243	42	229,320				229,362
Compensation expense for restricted stock awards and stock options			108,159				108,159
Adjustment to issuance of common stock for acquisition	(136,243)	(1)	(10,386)				(10,387)
Allocation of ESOP shares			3,161				3,161

Balance, June 30, 2007	417,354,776	$4,174	$15,682,009	$11,141,194	$245,431	$(1,886,147)	$25,186,661

See Notes to Condensed Reported Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net Income	$1,425,422	$1,435,926
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	751,080	532,715
Depreciation and amortization, net	329,856	254,220
(Gains) losses on sales of securities available for sale	(66,857)	25,596
Gains on sales of auto loans	(10,285)	(22,875)
Gains on extinguishment of debt	(17,444)	—
Mortgage loans held for sale:
Transfers in and originations	(10,999,318)	(120,555)
Loss on sales	38,650	—
Proceeds from sales	18,628,775	—
Stock plan compensation expense	258,515	102,707
Changes in assets and liabilities, net of effects from purchase of companies acquired:
Decrease in interest receivable	47,809	37,275
(Increase) decrease in accounts receivable from securitizations	(895,299)	89,502
Increase in other assets	(463,439)	(65,607)
Increase (decrease) in interest payable	450,434	(20,484)
Decrease in other liabilities	(30,958)	(242,546)

Net cash provided by operating activities	9,446,941	2,005,874

Investing Activities:
Purchases of securities available for sale	(9,329,173)	(4,462,735)
Proceeds from maturities of securities available for sale	3,672,539	1,797,173
Proceeds from sales of securities available for sale	544,449	1,523,455
Proceeds from securitizations of loans	7,060,100	6,903,738
Net increase in loans held for investment	(3,336,612)	(8,521,384)
Principal recoveries of loans previously charged off	321,430	274,929
Additions of premises and equipment, net	(211,404)	(398,864)
Net payments for companies acquired	(14,787)	(22,923)

Net cash used in investing activities	(1,293,458)	(2,906,611)

Financing Activities:
Net decrease in deposits	(90,437)	(754,316)
Net (decrease) increase in other borrowings	(3,557,059)	1,304,288
Maturities of senior notes	(462,500)	(1,224,731)
Repurchases of senior notes	—	(31,296)
Purchases of treasury stock	(1,757,730)	(8,534)
Dividends paid	(21,391)	(16,105)
Net proceeds from issuances of common stock	21,790	16,431
Proceeds from share based payment activities	101,170	141,779

Net cash used in financing activities	(5,766,157)	(572,484)

Increase in cash and cash equivalents	2,387,326	(1,473,221)
Cash and cash equivalents at beginning of year	4,660,496	4,071,267

Cash and cash equivalents at end of period	$7,047,822	$2,598,046

See Notes to Condensed Reported Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Notes to Condensed Reported Consolidated Financial Statements

(in thousands, except per share data) (unaudited)

Note 1

Summary of Significant Accounting Policies

Business

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (the “Bank”) which currently offers credit and debit card products, deposit products, and also engages in a wide variety of lending and other financial activities.

•	Capital One, F.S.B. (the “Savings Bank”) which offers consumer and commercial lending and consumer deposit products. Effective July 1, 2007, the Savings Bank merged with and into CONA.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of financial products and services to consumers, small businesses and commercial clients.

•	Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products.

•

North Fork Bank (“North Fork Bank”) which offers a full range of banking products and financial services, to both consumer and commercial customers. Effective August 1, 2007, North Fork Bank merged with and into CONA.

Another subsidiary of the Corporation, Superior Savings of New England, N.A. (“Superior”) focuses on telephonic and media-based generation of deposits. In addition, a subsidiary of North Fork Bank, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) offers residential and commercial mortgages. Effective August 1, 2007, GreenPoint became an operating subsidiary of CONA.

The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”.

Basis of Presentation

The accompanying unaudited condensed reported consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the 2007 presentation. All amounts in the following notes, excluding share and per share data, are presented in thousands.

The notes to the reported consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be read in conjunction with these condensed reported consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets, and (“SFAS 156”), which amends Statement of Financial Accounting Standards No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 156 changes the accounting for, and reporting of, the recognition and measurement of separately recognized servicing assets and liabilities. Effective January 1, 2007, the Company adopted SFAS 156 resulting in an $8.8 million cumulative effect, net of taxes of $6.4 million, increase to the beginning balance of retained earnings.

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

As of June 30, 2007, the IRS has proposed adjustments with respect to the timing of recognition of items of income and expense derived from the Company’s credit card business in various tax years. The ultimate resolution of these issues is not expected to have a material effect on the Company’s operations or financial condition. However, the Company anticipates that it is reasonably possible that a payment of up to $250 million, principally related to these timing issues, will be made within twelve months of the reporting date resulting in a significant reduction to the Company’s liability for unrecognized tax benefits.

Significant Accounting Policies

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, Item 8 “Notes to Condensed Reported Financial Statements – Note 1 – Summary of Significant Accounting Policies” for a summary of the Company’s accounting policies. Refer also to the discussion below for accounting policies that may supplement or modify the discussion of accounting policies in the Company’s Form 10-K for the year December 31, 2006.

Consumer Loan Securitizations

The Company primarily securitizes credit card loans, auto loans and installment loans. Securitization provides the Company with a significant source of liquidity and favorable capital treatment for securitizations accounted for as off-balance sheet arrangements. See Item 8 “Notes to Condensed Reported Financial Statements – Note 22 – Off-Balance Sheet Securitizations” in the Company’s Form 10-K for the year ended December 31, 2006 for additional detail.

Loan securitization involves the transfer of a pool of loan receivables to a trust or other special purpose entity. The trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of asset backed securities and distributes the proceeds to the Company as consideration for the loans transferred. The Company removes loan receivable from the Reported Consolidated Balance Sheets for securitizations that qualify as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of SFAS No. 125 (“SFAS 140”). Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s Reported Consolidated Balance Sheet with an offsetting liability recognized in the amount of proceeds received.

Interests in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, cash collateral and spread accounts. The Company also retains a seller’s interest in the credit card receivables transferred to the trusts which is carried on a historical cost basis and classified as loans held for investment on the Reported Consolidated Balance Sheet.

Gains on securitization transactions, fair value adjustments related to residual securitizations income in the Consolidated Statements of Income and amounts due from the trusts are included in accounts receivable from securitizations on the Reported Consolidated Balance Sheets. As of June 30, 2007 and December 31, 2006, the retained interest on the Reported Consolidated Balance Sheet was $2.5 billion and $2.2 billion, respectively. See Note 22 in the Company’s Form 10-K for the year December 31, 2006 for additional detail.

The gain on sale recorded from off-balance sheet securitizations is recorded based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs, in Servicing and securitizations income on the Reported Consolidated Statements of Income. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The interest-only strip is accounted for as a trading security with changes in the estimated fair value recorded in Servicing and securitizations income. To the extent assumptions used by management do not prevail, fair value estimates of the interest-only strip could differ significantly, resulting in either higher or lower future servicing and securitization income, as applicable.

The Company does not recognize servicing assets or servicing liabilities for servicing rights retained from consumer loan securitizations since the servicing fee approximates just adequate compensation to the Company for performing the servicing.

Loans Held for Investment

Loans held for investment include consumer and commercial loans. Consumer loans include credit card, installment, auto and mortgage loans. Credit card loans are reported at their principal amounts outstanding and include uncollected billed interest and fees. All other loans are reported at their principal amounts outstanding.

All new originations of consumer loans, except for mortgage loans, are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future or until maturity or payoff. See Item 8 “Notes to Condensed Reported Financial Statements—Note 1—Summary of Significant Accounting Policies,” in the Company’s Form 10-K for the year ended December 31, 2006 for additional detail on Mortgage Loans Held for Sale. Management believes the foreseeable future is relatively short based on the weighted average life of the consumer loans and the homogeneous nature of the receivables. In determining the amount of Loans held for investment, management makes judgments about the Company’s ability to fund these loans through means other than securitization, such as deposits and other borrowings. Management assesses whether loans can continue to be held for investment on a quarterly basis by considering capital levels and scheduled maturities of funding instruments used.

Consumer loan balances that are expected to be securitized in the next three months are reclassified as held for sale. Management believes its ability to reasonably forecast the amount of existing consumer loans that should be reclassified as held for sale is limited to three months from the balance sheet date because of the short-term nature of the assets, the revolving nature of the securitization structures and the fact that securitizations that occur beyond three months will involve a significant proportion of consumer loans that have not yet been originated. The Company continues to include these loans in loans held for investment because separate classification in the Reported Consolidated Balance Sheets and related impacts to the Reported Consolidated Statements of Income is considered immaterial to the Company’s financial statements. The loans that have been identified as held for sale are carried at the lower of aggregate cost or fair value and an allowance for loan losses is not provided for these loans.

Cash flows associated with loans that are originated with the intent to hold for investment are classified as investing cash flow, regardless of a subsequent change of intent.

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

The acquisition was accounted for under the purchase method of accounting, and, as such, the assets and liabilities of North Fork were recorded at their respective fair values as of December 1, 2006. The results of North Fork’s operations were included in the Company’s Consolidated Reported Statement of Income commencing December 1, 2006.

The total consideration of $13.2 billion, which includes the value of outstanding stock options, was settled through the issuance of 103.8 million shares of the Company’s common stock and payment of $5.2 billion in cash. Under the terms of the transaction, each share of North Fork common stock was exchanged for $28.14 in cash or 0.3692 shares of the Company’s common stock or a combination of common stock and cash based on the aforementioned conversion rates, based on the average of the closing prices on the NYSE of the Company’s common stock during the five trading days ending the day before the completion of the merger, which was $76.24.

Costs to acquire North Fork:
Capital One common stock issued	$7,914,463
Cash consideration paid	5,200,500
Fair value of employee stock options	83,633
Investment banking, legal, and consulting fees	31,547

Total consideration paid for North Fork	$13,230,143

The allocation of the final purchase price is still subject to refinement as the integration process continues and additional information becomes available.

The following unaudited pro forma condensed statements of income assume that the Company and North Fork were combined at the beginning of 2006.

	Three Months Ended June 30 2006	Six Months Ended June 30 2006
Net interest income	$1,555,638	$3,107,487
Non-interest income	1,866,008	3,891,305
Provision for loan and lease losses	371,445	550,715
Non-interest expense	2,000,523	3,893,510
Income taxes	369,584	868,668

Net income	$680,094	$1,685,899

Basic earnings per share	$1.68	$4.17
Diluted earnings per share	$1.64	$4.06

(1)	Pro forma adjustments include the following adjustments: accretion for loan fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for interest-bearing deposits fair value premium, accretion for subordinated notes fair value premium, addition of interest expense for borrowings used to fund the acquisition, and related amortization for intangibles acquired, net of North Fork’s historical intangible amortization expense.

Note 3

Segments

With the Company’s diversification into banking through the acquisition of Hibernia Corporation in late 2005 and the acquisition of North Fork in fourth quarter 2006, the Company strategically manages its business at two operating segment levels: Local Banking and National Lending. Local Banking includes consumer, small business and commercial deposits and lending conducted within its branch network. The National Lending segment consists of the following four sub-segments:

•	U.S. Card sub-segment which consists of domestic consumer credit and debit card activities.

•	Auto Finance sub-segment which includes automobile and other motor vehicle financing activities.

•	Global Financial Services sub-segment consisting of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities.

•	Mortgage Banking sub-segment which consists primarily of residential and commercial mortgages originated for sale into the secondary market.

The Local Banking and National Lending Banking segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other category includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, and various non-lending activities. The Other category also includes the net impact of transfer pricing, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s 2007 cost initiative.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

See Note 1, Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the accounting policies of the reportable segments.

Total Company	Three Months Ended June 30, 2007
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$2,085,449	$584,465	$(35,056)	$2,634,858	$(1,074,764)	$1,560,094
Non-interest income	1,247,343	174,691	(249)	1,421,785	584,380	2,006,165
Provision for loan and lease losses	873,471	23,929	(5,981)	891,419	(490,384)	401,035
Restructuring expenses	—	—	101,142	101,142	—	101,142
Other non-interest expenses	1,449,697	533,297	28,717	2,011,711	—	2,011,711
Income tax provision (benefit)	347,916	69,464	(115,381)	301,999	—	301,999

Net income (loss)	$661,708	$132,466	$(43,802)	$750,372	—	$750,372

Loans held for investment	$102,277,827	$41,919,645	$(11,928)	$144,185,544	$(52,568,191)	$91,617,353
Total deposits	$2,411,435	$74,482,705	$8,786,315	$85,680,455	—	$85,680,455

Total Company	Three Months Ended June 30, 2006
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$1,906,108	$249,228	$(14,507)	$2,140,829	$(943,747)	$1,197,082
Non-interest income	1,130,005	114,039	(44,712)	1,199,332	510,581	1,709,913
Provision for loan and lease losses	785,029	6,632	3,950	795,611	(433,166)	362,445
Restructuring expenses	—	—	—	—	—	—
Other non-interest expenses	1,375,138	289,996	15,763	1,680,897	—	1,680,897
Income tax provision (benefit)	307,925	23,324	(20,183)	311,066	—	311,066

Net income (loss)	$568,021	$43,315	$(58,749)	$552,587	—	$552,587

Loans held for investment	$95,230,654	$13,189,112	$13,673	$108,433,439	$(47,830,636)	$60,602,803
Total deposits	$2,434,679	$35,281,970	$9,470,164	$47,186,813	—	$47,186,813

National Lending sub-segment detail	Three Months Ended June 30, 2007
	U.S. Card	Auto Finance	Global Financial Services	Mortgage Banking	Total National Lending
Net interest income	$1,189,434	$374,038	$500,464	$21,513	$2,085,449
Non-interest income	842,428	23,273	311,438	70,204	1,247,343
Provision for loan and lease losses	402,589	182,278	284,282	4,322	873,471
Non-interest expenses	808,769	157,044	400,469	83,415	1,449,697
Income tax provision	282,253	19,948	44,346	1,369	347,916

Net income	$538,251	$38,041	$82,805	$2,611	$661,708

Loans held for investment	$50,032,530	$24,067,760	$27,489,749	$687,788	$102,277,827

	Three Months Ended June 30, 2006
National Lending sub-segment detail	U.S. Card	Auto Finance	Global Financial Services	Mortgage Banking	Total National Lending
Net interest income	$1,120,422	$340,234	$445,452	$—	$1,906,108
Non-interest income	803,083	29,842	297,080	—	1,130,005
Provision for loan and lease losses	413,701	74,714	296,614	—	785,029
Non-interest expenses	860,874	149,115	365,149	—	1,375,138
Income tax provision	227,125	51,186	29,614	—	307,925

Net income	$421,805	$95,061	$51,155	$—	$568,021

Loans held for investment	$48,736,483	$20,558,455	$25,935,716	$—	$95,230,654

(1)	Income statement adjustments for the three months ended June 30, 2007 reclassify the net of finance charges of $1,564.3 million, past due fees of $221.7 million, other interest income of $(44.3) million and interest expense of $666.9 million; and net charge-offs of $490.4 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

Income statement adjustments for the three months ended June 30, 2006 reclassify the net of finance charges of $1,341.8 million, past due fees of $237.1 million, other interest income of $(61.6) million and interest expense of $573.5 million; and net charge-offs of $433.2 million to non-interest income from net interest income and provision for loan losses, respectively.

Total Company	Six Months Ended June 30, 2007
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$4,174,064	$1,158,034	$(76,483)	$5,255,615	$(2,072,675)	$3,182,940
Non-interest income	2,435,265	361,564	(44,813)	2,752,016	1,064,674	3,816,690
Provision for loan and lease losses	1,722,687	47,705	(11,311)	1,759,081	(1,008,001)	751,080
Restructuring expenses	—	—	101,142	101,142	—	101,142
Other non-interest expenses	2,958,754	1,072,361	25,997	4,057,112	—	4,057,112
Income tax provision (benefit)	664,201	137,439	(136,766)	664,874	—	664,874

Net income (loss)	$1,263,687	$262,093	$(100,358)	$1,425,422	$—	$1,425,422

Loans held for investment	$102,277,827	$41,919,645	$(11,928)	$144,185,544	$(52,568,191)	$91,617,353
Total deposits	$2,411,435	$74,482,705	$8,786,315	$85,680,455	—	$85,680,455

Total Company	Six Months Ended June 30, 2006
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$3,898,461	$494,152	$(16,814)	$4,375,799	$(1,971,840)	$2,403,959
Non-interest income	2,204,988	218,524	(1,986)	2,421,526	1,146,638	3,568,164
Provision for loan and lease losses	1,334,637	16,453	6,827	1,357,917	(825,202)	532,715
Restructuring expenses	—	—	—	—	—	—
Other non-interest expenses	2,684,694	562,983	6,699	3,254,376	—	3,254,376
Income tax provision (benefit)	730,384	46,634	(27,912)	749,106	—	749,106

Net income (loss)	$1,353,734	$86,606	$(4,414)	$1,435,926	$—	$1,435,926

Loans held for investment	$95,230,654	$13,189,112	$13,673	$108,433,439	$(47,830,636)	$60,602,803
Total deposits	$2,434,679	$35,281,970	$9,470,164	$47,186,813	$—	$47,186,813

National Lending sub-segment detail	Six Months Ended June 30, 2007
	U.S. Card	Auto Finance	Global Financial Services	Mortgage Banking	Total National Lending
Net interest income	$2,400,775	$746,091	$987,382	$39,816	$4,174,064
Non-interest income	1,621,034	83,859	610,745	119,627	2,435,265
Provision for loan and lease losses	776,425	382,336	559,604	4,322	1,722,687
Non-interest expenses	1,669,789	321,992	796,670	170,303	2,958,754
Income tax provision (benefit)	542,004	43,214	84,206	(5,223)	664,201

Net income (loss)	$1,033,591	$82,408	$157,647	$(9,959)	$1,263,687

Loans held for investment	$50,032,530	$24,067,760	$27,489,749	$687,788	$102,277,827

National Lending sub-segment detail	Six Months Ended June 30, 2006
	U.S. Card	Auto Finance	Global Financial Services	Mortgage Banking	Total National Lending
Net interest income	$2,341,523	$673,237	$883,701	$—	$3,898,461
Non-interest income	1,578,496	46,060	580,432	—	2,204,988
Provision for loan and lease losses	638,139	182,519	513,979	—	1,334,637
Non-interest expenses	1,705,603	283,770	695,321	—	2,684,694
Income tax provision	551,698	88,552	90,134	—	730,384

Net income	$1,024,579	$164,456	$164,699	$—	$1,353,734

Loans held for investment	$48,736,483	$20,558,455	$25,935,716	$—	$95,230,654

(1)	Income statement adjustments for the six months ended June 30, 2007 reclassify the net of finance charges of $3,026.7 million, past due fees of $440.3 million, other interest income of $(77.9) million and interest expense of $1,316.4 million; and net charge-offs of $1,008.0 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

Income statement adjustments for the six months ended June 30, 2006 reclassify the net of finance charges of $2,705.3 million, past due fees of $493.5, other interest income of $(123.3) million and interest expense of $1,103.7 million; and net charge-offs of $825.2 million to non-interest income from net interest income and provision for loan losses, respectively.

Note 4:

Comprehensive Income

Comprehensive income for the three months ended June 30, 2007 and 2006, respectively was as follows:

	Three Months Ended June 30
	2007	2006
Comprehensive Income:
Net income	$750,372	$552,587
Other comprehensive (loss) income, net of tax	(38,027)	68,275

Total comprehensive income	$712,345	$620,862

Note 5

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Numerator:
Net income	$750,372	$552,587	$1,425,422	$1,435,926

Denominator:
Denominator for basic earnings per share - Weighted-average shares	390,847	300,829	399,735	300,047
Effect of dilutive securities:
Stock options	5,379	7,987	5,746	8,324
Contingently issuable shares	766	—	383	—
Restricted stock	481	1,172	595	1,188

Dilutive potential common shares	6,626	9,159	6,724	9,512

Denominator for diluted earnings per share - Adjusted weighted-average shares	397,473	309,988	406,459	309,559

Basic earnings per share	$1.92	$1.84	$3.57	$4.79

Diluted earnings per share	$1.89	$1.78	$3.51	$4.64

Note 6

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Total
Balance at December 31, 2006	$2,278,880	$1,623,928	$9,732,627	$13,635,435
Transfers	5,454,007	4,278,620	(9,732,627)	—
Additions	—	—	—	—
Adjustments	35,632	(53,014)	—	(17,382)
Disposals	—	(9,151)	—	(9,151)
Foreign Currency Translation	3,103	—	—	3,103

Balance at June 30, 2007	$7,771,622	$5,840,383	$—	$13,612,005

National Lending Detail	U.S. Card	Auto Finance	Global Financial Services	Mortgage Banking	National Lending Total
Balance at December 31, 2006	$762,284	$763,648	$752,948	$—	$2,278,880
Transfers	2,368,716	1,341,339	1,093,952	650,000	5,454,007
Additions	—	—	—	—	—
Adjustments	—	—	—	35,632	35,632
Disposals	—	—	—	—	—
Foreign Currency Translation	—	—	3,103	—	3,103

Balance at June 30, 2007	$3,131,000	$2,104,987	$1,850,003	$685,632	$7,771,622

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

For the six months ended June 30, 2007, purchase accounting adjustments on loans held for sale of $35.6 million associated with the acquisition of North Fork were made to the Mortgage Banking sub-segment. Purchase accounting adjustments to assets of $(4.1), liabilities of $(36.0) and to equity of $(10.4) associated with the acquisition of North Fork in 2006, and adjustments to liabilities of $(1.2) and to equity of $(1.3) associated with the acquisition of Hibernia in 2005, were made to the Local Banking segment. In addition, $9.2 million of goodwill associated with the divestiture of one its subsidiaries, Hibernia Insurance Agency, was removed from the Local Banking segment.

Goodwill impairment is tested at the reporting unit level or one level below on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. For the six months ended June 30, 2007, no impairment on goodwill was required to be recognized.

In connection with the acquisitions of Hibernia and North Fork, the Company recorded intangible assets that consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists, brokerage relationships and insurance contracts. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$1,320,000	$(202,119)	$1,117,881	10.6 years
Lease intangibles	46,903	(6,859)	40,044	8.0 years
Trust intangibles	10,500	(1,808)	8,692	16.5 years
Other intangibles	8,641	(2,255)	6,386	10.5 years

Total	$1,386,044	$(213,041)	$1,173,003

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $54.9 million and $111.1 million for the three months and six months ended June 30, 2007. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 10.6 years.

For the six months ended June 30, 2007, no impairment on intangibles was required to be recognized.

Note 7

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee, and are carried at fair value; changes in fair value are recognized in mortgage banking operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights:

Mortgage Servicing Rights:	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Balance, Beginning of period	$267,554	$252,295
Cumulative effect adjustment for the adoption of FAS 156	—	15,187
Originations	22,413	46,161
Sales	(930)	(1,715)
Change in fair value	26,994	4,103

Balance at June 30, 2007	$316,031	$316,031

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	1.07%	1.07%
Weighted Average Service Fee	0.28	0.28

The significant assumptions used in estimating the fair value of the servicing assets at June 30, 2007 were as follows:

June 30, 2007
Weighted average prepayment rate (includes default rate)	24.42%
Weighted average life (in years)	4.0
Discount rate	10.50%

At June 30, 2007, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $28.3 million and $52.7 million, respectively.

As of June 30, 2007, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $47.8 billion, of which $32.2 billion was serviced for investors other than the Company.

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

The Company had contractual amounts of standby letters of credit, commercial letters of credit, and financial guarantees of $1.3 billion at June 30, 2007. As of June 30, 2007, financial guarantees had expiration dates ranging from 2007 to 2009. The fair value of the guarantees outstanding at June 30, 2007 that have been issued since January 1, 2003, was $4.4 million and was included in other liabilities.

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

Note 9

Restructuring

During the second quarter of 2007, the Company announced a broad-based initiative to reduce expenses and improve the competitive cost position of the Company. The 2007 cost initiative includes actions already taken during the second quarter of 2007 in the Company’s US Card, Auto Finance, Mortgage Banking, and UK businesses.

Many of the planned actions leverage the capabilities of recently completed infrastructure projects in several of the Company’s businesses. The scope and timing of the expected cost reductions are the result of an ongoing, comprehensive review of operations within and across the Company’s businesses, which began several months ago.

The Company anticipates recording charges of approximately $300 million pre-tax over the course of the cost reduction initiative. Approximately $150 million of these charges are related to severance benefits, while the remaining charges are associated with items such as contract and lease terminations and consolidation of facilities and infrastructure.

In 2007, expected pre-tax charges related to the cost restructuring initiative are approximately $200 million.

Expenses related to the Company’s 2007 cost initiative for the three months ended June 30, 2007 were recorded in non-interest expense as restructuring expense and were comprised of the following:

Three months ended June 30, 2007
Restructuring Expenses:
Employee termination benefits	$53,479
Occupancy	8,427
Supplies and equipment	18,224
Marketing	1,372
Other	19,640

Total Restructuring Expenses	$101,142

Employee termination benefits received by executives and associates of the Company for the three months ended June 30, 2007 were $8.6 million and $44.9 million, respectively.

Included in the $19.6 million of other restructuring expenses are $15.0 million of contract termination costs and $4.6 million of software impairment.

The Company made $3.7 million in cash payments for restructuring charges in the second quarter of 2007 that related to employee termination benefits. Restructuring accrual activity associated with the Company’s 2007 cost initiative for the three months ended June 30, 2007 was as follows:

2007
Restructuring accrual activity:
Balance, March 31	$—
Restructuring charges	101,142
Cash payments	(3,706)
Noncash write-downs and other adjustments	(27,499)

Balance, June 30	$69,937

Note 10

Accelerated Share Repurchase Program

On March 12, 2007, the Company entered into a $1.5 billion accelerated share repurchase (“ASR”) agreement with Credit Suisse, New York Branch (“CSNY”). The ASR agreement was entered into pursuant to the Company’s $3.0 billion stock repurchase program announced on January 25, 2007. Under the ASR agreement, the Company purchased $1.5 billion dollars of its $.01 par value common stock at an initial price of $73.57 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 2, 2007, the effective date of the agreement. The ASR program is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted EPS on the effective date of the agreement. The forward stock purchase contract is classified as an equity instrument and was deemed to have a fair value of $0 at the effective date. The impact of the ASR on basic and diluted EPS for the three months ended June 30, 2007 was $0.09. The impact on basic and diluted EPS for the six months ended June 30, 2007 was $0.09 and $0.08, respectively.

An ASR combines the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of an open stock repurchase program. The ASR agreement provides that the Company or CSNY may be obligated to make certain additional payments upon final settlement of the ASR agreement. Most significantly, the Company may receive from, or be required to pay, CSNY a purchase price adjustment based on the daily volume weighted average market price of the Company’s common stock over a period beginning after the effective date of the agreement through on or around August 22, 2007. The maximum number of shares to be received or delivered under the contract is 50,971,863. These additional payments will be satisfied in shares of the Company’s common stock. As of June 30, 2007, based on the daily volume weighted average market price of the Company’s common stock since the effective date of the agreement, the Company would be required to deliver 765,831 shares to CSNY. Increases in the daily volume weighted average market price of the Company’s common stock would increase the amount of shares the Company would be required to deliver to CSNY. Decreases in the daily volume weighted average market price of the Company’s common stock would decrease the amount of shares the Company would be required to deliver to CSNY.

The arrangement is intended to comply with Rules 10b5-1(c)(1)(i) and 10b-18 of the Securities Exchange Act of 1934, as amended.

In addition to the $1.5 billion ASR, the Company also purchased $0.25 billion of shares in an open market repurchase. Additional share repurchase information is included in Part 1, Item 2. Section V, Management Summary, Q2 2007 Significant Events and Part 2, Item 2. “Unregistered Sales of Equity Securities and Uses of Proceeds.”

Note 11

Subsequent Events

Fair Value of Retained Interests

Effective July 1, 2007, certain of the Company’s retained interests that, under the guidance provided by Derivatives Implementation Group Issue B40, were previously exempted from the scope of SFAS 155, Accounting for Certain Hybrid Financial Instruments, through June 30, 2007, have been determined to be hybrid financial instruments containing embedded derivatives that otherwise would require bifurcation. The Company has elected to record these retained interests at fair value with changes in fair value recorded in earnings. This change did not have a material impact on the consolidated earnings or financial position of the Company.

Pending Acquisition of NetSpend Holdings, Inc.

On August 7, 2007, the Company entered into a definitive agreement to acquire NetSpend Holdings, Inc., the parent company of NetSpend Corporation, a retail marketer of prepaid debit cards. The purchase price is $700 million in an all-cash transaction. Under the terms of the agreement, NetSpend will become a subsidiary of Capital One, N.A. The transaction is subject to customary regulatory approvals and notifications and is expected to close in the fourth quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

We are a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services.

We are delivering on our strategy of combining the power of national scale lending and local scale banking. As of June 30, 2007, we had $85.7 billion in deposits and $144.2 billion in managed loans held for investment.

Our earnings are primarily driven by lending to consumers, small business and commercial customers and by deposit-taking activities which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense, operating efficiency all affect our profitability.

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

Additional information is included in this Quarterly Report under the heading “Notes to Condensed Reported Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies.”

III. Off-Balance Sheet Arrangements

See our Annual Report on Form 10-K for the year ended December 31, 2006, Part III, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our off-balance sheet arrangements.

Of our total managed loans, 36% and 44% were included in off-balance sheet securitizations for the periods ended June 30, 2007 and June 30, 2006, respectively.

IV. Reconciliation to GAAP Financial Measures

Our consolidated reported financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) are referred to as our “reported” financial statements. Loans included in securitization transactions which qualify as sales under GAAP have been removed from our “reported” balance sheet. However, servicing fees, finance charges, and other fees, net of charge-offs, and interest paid to investors of securitizations are recognized as servicing and securitizations income on the “reported” income statement.

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

	As of and for the three months ended June 30, 2007
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures
Net interest income	$1,560,094	$1,074,764	$2,634,858
Non-interest income	$2,006,165	$(584,380)	$1,421,785

Total revenue	$3,566,259	$490,384	$4,056,643
Provision for loan losses	$401,035	$490,384	$891,419
Net charge-offs	$400,814	$490,384	$891,198

Balance Sheet Measures
Loans	$91,617,353	$52,568,191	$144,185,544
Total assets	$145,937,957	$51,765,199	$197,703,156
Average loans	$91,619,955	$51,471,273	$143,091,228
Average earning assets	$123,209,216	$49,411,309	$172,620,525
Average total assets	$147,758,243	$50,756,562	$198,514,805
Delinquencies	$2,387,155	$1,742,239	$4,129,394

(1)	Income statement adjustments reclassify the net of finance charges of $1,564.3 million, past-due fees of $221.7 million, other interest income of $(44.3) million and interest expense of $666.9 million; and net charge-offs of $490.4 million from non-interest income to net interest income and provision for loan losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where we have retained servicing rights.

V. Management Summary

The following discussion provides a summary of the second quarter of 2007 results compared to the same period in the prior year.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Our net income for the quarter was $750.4 million, an increase of 36% from the second quarter of 2006. Diluted EPS increased 6% to $1.89 per share. 2007 results include the impact of the North Fork Bank acquisition that was completed on December 1, 2006.

Key factors in the second quarter 2007 results compared to the second quarter of 2006 include:

•

Net interest income grew 30% or $363.0 million as a result of modest loan volume growth across all segments, the acquisition of North Fork in 2006 and increased margins in the U.S. Card sub-segment due to a reduction in the amount of teaser based acquisitions and selective pricing changes implemented after the completion of our card holder system conversion.

•	Provision for loan and lease losses increased by 11%, due primarily to the continued normalization of charge-offs post-bankruptcy spike.

•

Non interest income for the quarter increased 17%, driven by a combination of increases in servicing and securitization income, service charges and other customer-related fees, and mortgage banking operations, offset by a decrease in other non interest income.

•

Non-interest expense increased $432.0 million for the three months ended June 30, 2007. The increase in operating expense was driven by the addition of North Fork Bank’s operating expenses, CDI amortization and integration expenses associated with our bank acquisitions, restructuring charges associated with our 2007 cost initiative, and the accelerated vesting of restricted stock related to the transition to new management in our Banking business.

•	We incurred lower than normal taxes in the second quarter of 2007 driven by changes in our international tax position.

•

The change in EPS was positively impacted by an increase in net income and the $1.75 billion of share repurchases that was executed in the second quarter of 2007 offset by the net of the incremental shares that were issued as part of the North Fork Bank acquisition.

Managed loans held for investment as of June 30, 2007 were $144.2 billion, up 33% or $35.8 billion from June 30, 2006. This increase in loan growth is primarily attributable to the North Fork acquisition in 2006. Excluding the impact of the North Fork acquisition, loans held for investment grew 4%.

We ended the second quarter of 2007 with $85.7 billion in total deposits, up $38.5 billion, or 82% from June 30, 2006. These deposits represent approximately 50% of the total managed liabilities.

Q2 2007 Significant Events

Restructuring Associated with 2007 Cost Initiative

During the second quarter of 2007, we announced a broad-based initiative to reduce expenses and improve our competitive cost position. We recognized $101.1 MM in restructuring charges in the second quarter of 2007. Additional information is included in this Quarterly Report under the heading “Notes to Condensed Reported Consolidated Financial Statements – Note 9 – Restructuring”.

Acceleration of Equity Awards

During the second quarter of 2007, a charge of $39.8 million was taken against salaries and associate benefits as a result of the accelerated vesting of equity awards made in connection with the transition of the management team for our Banking business following the North Fork acquisition in the fourth quarter of 2006. This charge is not included as a restructuring charge associated with our 2007 cost initiative.

Share Repurchase

During the second quarter of 2007, we executed $1.75 billion of share repurchases, including the $1.50 billion Accelerated Share repurchase program and $0.25 billion of shares in an open market repurchase.

On March 12, 2007, we entered into a $1.5 billion accelerated share repurchase (“ASR”) agreement with Credit Suisse, New York Branch (“CSNY”). The ASR agreement was entered into pursuant to our $3.0 billion stock repurchase program announced on January 25, 2007. Under the ASR agreement, we purchased $1.5 billion dollars of its $.01 par value common stock at an initial price of $73.57 per share, the closing price of our common stock on the New York Stock Exchange on April 2, 2007, the effective date of the agreement. Additional information is included in this Quarterly Report under the heading “Notes to Condensed Reported Consolidated Financial Statements – Note 10 – Accelerated Share Repurchase Program” and Part 2, Item 2. “Unregistered Sales of Equity Securities and Uses of Proceeds”.

Tax Position

We recognized a $69.0 million one-time tax benefit in the second quarter of 2007 resulting from previously unrecognized tax benefits related to our international tax position.

25 Day Grace Implementation

Net charge-off rate for the second quarter 2007 was positively impacted by the implementation of a 25 day grace period for our credit card customers. A cardholder’s grace period is defined as the time between the customer’s statement being generated and their payment being due without incurring additional interest or penalty. The Company had been offering grace periods up to 30 days. Effective June 2006 the Company moved all cardholders to a 25 day grace period. Implementation of 25 Day Grace did not have a material impact on Net Provision for the quarter.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XIII, Tabular Summary as detailed in sections below.

All quarterly comparisons are made between the three month period ended June 30, 2007 and the three month period ended June 30, 2006, unless otherwise indicated.

All year to date comparisons are made between the six month period ended June 30, 2007 and the six month period ended June 30, 2006, unless otherwise indicated.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three months ended June 30, 2007, reported net interest income increased 30%, or $363.0 million. For the six months ended June 30, 2007, reported net interest income increased 32%, or $779.0 million. The increase in Net Interest Income was driven by the acquisition of North Fork Bank, modest loan growth, and increased margins in the U.S. Card sub-segment due to a reduction in teaser based acquisitions and selective pricing changes implemented after the completion of our card holder system conversion. Net interest margin decreased 98 basis points for both the three and six months ended June 30, 2007 primarily due to the addition of the North Fork portfolio. For the three and six months ended June 30, 2007, interest income to average earning assets decreased 76 and 72 basis points, respectively.

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

For the three and six months ended June 30, 2007, reported non-interest income increased 17% and 7%, respectively. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees resulting from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests resulting from securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income increased 20% and 2%, respectively, for the three and six months ended June 30, 2007. For the three months ended June 30, 2007, the increase was primarily driven by an increase in off-balance sheet funding activity partially offset by an increase in charge-offs. The increase of servicing and securitizations income for the six months ended June 30, 2007 was due to gains due to an increase in off-balance sheet funding activity and an increase of finance charge income offset by continued normalization of credit losses.

Service Charges and Other Customer-Related Fees

For the three and six months ended June 30, 2007, service charges and other customer-related fees grew 17% and 13%, respectively, due to the inclusion of North Fork and pricing changes in the U.S. Card sub-segment.

Mortgage Banking Operations

Mortgage banking operations is comprised of non-interest income related to our mortgage banking activities across all reportable segments including, but not limited to, our Mortgage Banking sub-segment. For the three months ended June 30, 2007, mortgage banking operations income grew 145%, or $60.9 million. For the six months ended June 30, 2007, mortgage banking operations income grew 156%, or $115.5 million. Included in this activity for the three months ended June 30, 2007, were mortgage fees of $ 47.8 million, derivative income of $26.7 million and a loss on sales of mortgage loans held for sale of $29.4 million. The activity for the six months ended June 30, 2007 included mortgage fees of $94.6 million, derivative income of $17.6 million and a loss on sales of mortgage loans held for sale of $38.7 million.

Interchange

Interchange income, net of rewards expense, decreased 4% and 3%, respectively, for the three and six months ended June 30, 2007. Costs associated with our rewards programs decreased 37% and 25%, respectively, for the three and six months ended June 30, 2007. Purchase volumes increased 4% and 6% for the three and six months ended June 30, 2007, respectively. The decrease in rewards expense and the revenue generated on the purchase volumes was more than offset by a shift in the purchase transaction mix.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by our healthcare finance business, gains on the sale of auto loans and income earned related to purchased charged-off loan portfolios.

Other non-interest income for the three and six months ended June 30, 2007, decreased 31% and 4%, respectively. The decrease is as a result of one time gains recognized for the three and six months ended June 30, 2006 related to the MasterCard, Inc. initial public offering and a $59.8 million gain from the sale of purchased charged-off loan portfolios, respectively.

Provision for loan and lease losses

Provision for loan and lease losses increased 11% and 41%, respectively, for the three and six months ended June 30, 2007. The increases in the provision are as a result of the normalization of credit in U.S. consumer lending as well as an increase in loans held for investment.

Non-interest expense

Non-interest expense consists of marketing, operating, and restructuring expenses.

For the three months ended June 30, 2007, non-interest expense increased 26%, reflecting a 35% increase in operating expenses and an 8% decrease in marketing expense. Non-interest expense increased $432.0 million to $2.1 billion for the three months ended June 30, 2007. For the six months ended June 30, 2007, non-interest expense increased 28%, reflecting a 36% increase in operating expenses and a 3% decrease in marketing expenses. Non-interest expense increased $903.9 million to $4.2 billion for the six months ended June 30, 2007. The increase in operating expense was driven by the addition of North Fork Bank’s operating expenses, CDI amortization and integration expenses associated with our bank acquisitions, restructuring charges associated with our 2007 cost initiative, and the accelerated vesting of restricted stock related to the transition to new management in our Banking business.

Income taxes

Our effective income tax rate was 28.7% and 36.0% for the three months ended June 30, 2007 and 2006, respectively. The effective rate includes federal, state, and international tax components. The decrease in our effective tax rate for the three months ended June 30, 2007 was primarily attributable to a $69.0 million one-time tax benefit related to our international tax position.

Loan Portfolio Summary

We analyze our financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. We have retained servicing rights for our securitized loans and receive servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment grew 35% and 36%, respectively, for the three and six months ended June 30, 2007. The increases in average managed loans held for investment for the three and six months ended June 30, 2007 was driven by modest loan growth across all segments and the North Fork acquisition in 2006.

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

For the three months ended June 30, 2007, both the reported and managed net charge-off rates decreased 26 basis points, with net charge-off dollars increasing 35% and 22% on a reported and managed basis, respectively, compared to the same period in the prior year. For the six months ended June 30, 2007, the reported and managed net charge-off rates decreased 25 and 14 basis points, respectively, with net charge-off dollars increasing 39% and 29% on a reported and managed basis, respectively, compared to the same period in the prior year. The decreases in net charge-off rates are due to the acquisition of North Fork’s higher credit quality loans; the implementation of 25 day grace period for our credit card customers as described in Section V, Management Summary, Q2 2007 Significant Events; offset by the normalization of credit in U.S. consumer lending.

For additional information, see section XIII, Tabular Summary, Table F (Net Charge-offs).

Nonperforming Assets

Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market interest rates or other concessions due to the deteriorated financial condition of the borrower). Commercial, small business, mortgage and some auto loans are generally placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning the ability to fully collect both principal and interest.

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

The allowance for loan and lease losses increased $15.0 million since March 31, 2007, driven primarily by an increase in Loans held for investment. The coverage ratio of allowance to loans held for investment has decreased 1 basis point as U.S. consumer credit continues to normalize.

For additional information, see section XIII, Tabular Summary, Table H (Summary of Allowance for Loan and Lease Losses).

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for us at and for the three and six month periods ended June 30, 2007 and 2006. Impacts of the North Fork acquisition are included in the Q2 2007 balances.

Table 1: Financial Summary

	As of and for the Three Months Ended June 30			As of and for the Six Months Ended June 30
(Dollars in thousands)	2007	2006	Change	2007	2006	Change
Earnings (Reported):
Net interest income	$1,560,094	$1,197,082	$363,012	$3,182,940	$2,403,959	$778,981
Non-interest income:
Servicing and securitizations	1,226,896	1,025,506	201,390	2,214,978	2,179,110	35,868
Service charges and other customer-related fees	482,979	413,398	69,581	962,446	849,129	113,317
Mortgage banking operations	102,855	41,973	60,882	189,398	73,859	115,539
Interchange	125,979	131,538	(5,559)	244,090	251,029	(6,939)
Other	67,456	97,498	(30,042)	205,778	215,037	(9,259)

Total non-interest income	2,006,165	1,709,913	296,252	3,816,690	3,568,164	248,526

Total Revenue(1)	3,566,259	2,906,995	659,264	6,999,630	5,972,123	1,027,507
Provision for loan and lease losses	401,035	362,445	38,590	751,080	532,715	218,365
Marketing	326,718	356,695	(29,977)	658,267	680,466	(22,199)
Restructuring expenses	101,142	—	101,142	101,142	—	101,142
Operating expenses	1,684,993	1,324,202	360,791	3,398,845	2,573,910	824,935

Income before taxes	1,052,371	863,653	188,718	2,090,296	2,185,032	(94,736)
Income taxes	301,999	311,066	(9,067)	664,874	749,106	(84,232)

Net income	$750,372	$552,587	$197,785	$1,425,422	$1,435,926	$(10,504)

Common Share Statistics:
Basic EPS	$1.92	$1.84	$0.08	$3.57	$4.79	$(1.22)
Diluted EPS	$1.89	$1.78	$0.11	$3.51	$4.64	$(1.13)

Selected Balance Sheet Data:
Reported loans held for investment (period end)	$91,617,353	$60,602,803	$31,014,550	$91,617,353	$60,602,803	$31,014,550
Managed loans held for investment (period end)	144,185,544	108,433,439	35,752,105	144,185,544	108,433,439	35,752,105
Reported loans held for investment (average)	91,619,955	58,833,376	32,786,579	92,537,815	58,489,806	34,048,009
Managed loans held for investment (average)	143,091,228	106,089,894	37,001,334	143,599,187	105,354,135	38,245,052
Allowance for loan and lease losses (period end)	(2,120,000)	(1,765,000)	(355,000)	(2,120,000)	(1,765,000)	(355,000)
Interest Bearing Deposits (period end)	74,444,345	42,698,976	31,745,369	74,444,345	42,698,976	31,745,369
Total Deposits (period end)	85,680,455	47,186,813	38,493,642	85,680,455	47,186,813	38,493,642
Interest Bearing Deposits (average)	75,218,488	42,796,715	32,421,773	75,043,748	43,075,070	31,968,678
Total Deposits (average)	86,718,996	47,208,970	39,510,026	86,377,377	47,542,277	38,835,100

Selected Company Metrics (Reported):
Return on average assets (ROA)	2.03%	2.47%	-0.44%	1.93%	3.22%	-1.29%
Return on average equity (ROE)	11.95%	14.19	-2.24%	11.24%	19.02	-7.78%
Net charge-off rate(2)	1.75%	2.01	-0.26%	1.79%	2.04	-0.25%
Net interest margin	5.06%	6.04	-0.98%	5.13%	6.11	-0.98%
Revenue margin	11.58%	14.67	-3.09%	11.29%	15.17	-3.88%

Selected Company Metrics (Managed):
Return on average assets (ROA)	1.51%	1.62%	-0.11%	1.44%	2.12%	-0.68%
Net charge-off rate(2)	2.49%	2.75	-0.26%	2.56%	2.70	-0.14%
Net interest margin	6.11%	6.89	-0.78%	6.08%	7.09	-1.01%
Revenue margin	9.40%	10.75	-1.35%	9.26%	11.02	-1.76%

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $236.3 million and $215.0 million for the three months ended June 30, 2007 and 2006, respectively, and $450.0 million and $385.9 million for the six months ended June 30, 2007 and 2006, respectively.
(2)	Managed and reported net charge-off rate for the second quarter of 2007 was positively impacted 11 and 17 basis points due to the implementation of a change in customer statement generation from a 30 day to a 25 day grace period. This change did not have a material impact on net provision for the quarter.

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

Local Banking Segment

Table 2: Local Banking

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$1,724,239	$682,679	$3,464,371	$1,333,664
Interest expense	1,139,774	433,451	2,306,337	839,512

Net interest income	584,465	249,228	1,158,034	494,152
Non-interest income	174,691	114,039	361,564	218,524

Total revenue	759,156	363,267	1,519,598	712,676
Provision for loan and lease losses	23,929	6,632	47,705	16,453
Restructuring expense	—	—	—	—
Other non-interest expense	533,297	289,996	1,072,361	562,983

Income before taxes	201,930	66,639	399,532	133,240
Income taxes	69,464	23,324	137,439	46,634

Net income	$132,466	$43,315	$262,093	$86,606

Selected Metrics (Managed Basis)
Period end loans held for investment	$41,919,645	$13,189,112	$41,919,645	$13,189,112
Average loans held for investment	$42,110,537	$13,115,534	$41,979,336	$13,199,548
Core deposits(1)	$63,828,306	$27,857,265	$63,828,306	$27,857,265
Total deposits	$74,482,705	$35,281,970	$74,482,705	$35,281,970
Loans held for investment yield	7.03%	7.63%	7.01%	7.50%
Net interest margin - loans	1.88%	3.18%	1.89%	3.22%
Net interest margin - deposits	2.01%	1.59%	1.99%	1.56%
Net charge-off rate	0.19%	0.45%	0.17%	0.41%
Non performing loans	$80,781	$90,508	$80,781	$90,508
Non performing loans as a % of loans held of investment	0.19%	0.69%	0.19%	0.69%
Number of active ATMs	1,253	586	1,253	586
Number of locations	724	325	724	325

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.

Beginning in 2006, we added a Banking segment following the acquisition of Hibernia Corporation in late 2005. Banking segment results for the period ended June 30, 2006 include the results of the legacy Hibernia business lines except for the indirect auto business, and the results of our branchless deposit business which were previously included as part of the Other segment. On December 1, 2006, we completed our acquisition of North Fork. Beginning with the results for the quarter ended March 31, 2007, the Banking segment also includes the results of the legacy North Fork business lines except for the indirect auto business and GreenPoint.

The Banking segment contributed $132.5 million and $262.1 million of income for the three and six months ended June 30, 2007, respectively, compared to $43.3 million and $86.6 million in the comparable periods of the prior year. At June 30, 2007, Loans held for investment in the Banking segment totaled $41.9 billion while deposits outstanding totaled $74.5 billion. Banking segment profits are primarily generated from net interest income, which represents the spread between loan yields and the internal cost of funds charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. Increases in loans held for investment, deposits and banking segment income over the prior year are a result of the acquisition of North Fork. Loans held for investment interest margins have remained flat during 2007, and are down from comparable periods in 2006 due primarily to the addition of the North Fork loan portfolio, which contained a higher percentage of lower yielding mortgage loans than the Hibernia portfolio. Deposit interest margins also have been stable during 2007 and are up over comparable periods in 2006 due to the addition of the lower cost North Fork deposits to the existing Hibernia and Capital One deposits.

Non-interest expenses for the three and six months ended June 30, 2007 were $533.3 million and $1,072.4 million, respectively, compared to $290.0 million and $563.0 million in the comparable periods of the prior year. Banking segment non-interest expenses include the costs of operating the branch network and commercial and consumer loan businesses, marketing expenses, and certain Company wide expenses allocated to the banking segment. In addition, banking segment non-interest expenses include the amortization of core deposit intangibles related to the acquisitions of both Hibernia and North Fork, as well as the costs of integrating banking segment activities.

National Lending Segment

Table 3: National Lending

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$3,335,417	$2,901,131	$6,665,717	$5,828,766
Interest expense	1,249,968	995,023	2,491,653	1,930,305

Net interest income	2,085,449	1,906,108	4,174,064	3,898,461
Non-interest income	1,247,343	1,130,005	2,435,265	2,204,988

Total revenue	3,332,792	3,036,113	6,609,329	6,103,449
Provision for loan and lease losses	873,471	785,029	1,722,687	1,334,637
Restructuring expense	—	—	—	—
Other non-interest expense	1,449,697	1,375,138	2,958,754	2,684,694

Income before taxes	1,009,624	875,946	1,927,888	2,084,118
Income taxes	347,916	307,925	664,201	730,384

Net income	$661,708	$568,021	$1,263,687	$1,353,734

Selected Metrics (Managed Basis)
Period end loans held for investment	$102,277,827	$95,230,654	$102,277,827	$95,230,654
Average loans held for investment	$100,995,167	$92,954,555	$101,632,334	$92,144,478
Core deposits(1)	$1,124	$138,984	$1,124	$138,984
Total deposits	$2,411,435	$2,434,679	$2,411,435	$2,434,679
Loans held for investment yield	13.03%	12.47%	12.87%	12.63%
Net charge-off rate (2)	3.45%	3.07%	3.56%	3.03%
30+ day delinquency rate	3.86%	3.44%	3.86%	3.44%
Number of accounts (000s)	48,548	48,854	48,548	48,854

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.
(2)	Net charge-off rate for the second quarter of 2007 was positively impacted by 16 basis points due to the implementation of a change in customer statement generation from a 30 day to a 25 day grace period. This change did not have a material impact on net provision for the quarter.

The National Lending segment consists of four sub-segments: U.S. Card, Auto Finance, Global Financial Services, and Mortgage Banking. In the first quarter 2007, we added the Mortgage Banking sub-segment which consists primarily of residential and commercial mortgages originated for sale into the secondary market.

The National Lending segment contributed $661.7 million and $1,263.7 million of income for the three and six months ended June 30, 2007, respectively, compared to $568.0 million and $1,353.7 million in the corresponding prior year periods ended June 30, 2006. At June 30, 2007, loans held for investment in the National Lending segment totaled $102.3 billion while deposits outstanding totaled $2.4 billion. Profits are primarily generated from net interest income and past-due fees earned and deemed collectible from our loans, income earned on securities, and non-interest income including the sale and servicing of loans and fee-based services to customers. Total revenue increased 10% for the three months ended June 30, 2007 primarily due to growth in the average managed loans held for investment portfolio of 9% and selective pricing and fee changes following conversion of our cardholder system. For the six months ended June 30, 2007 revenue increased 8%. Credit normalization drove the increase in provision for loan and lease losses for the National Lending segment.

Non-interest expenses for the three and six months ended June 30, 2007 were $1.4 billion and $3.0 billion, respectively, compared to $1.4 billion and $2.7 billion in the corresponding prior year periods ended June 30, 2006. The increase was largely driven by additional expenses to support managed loan growth.

U.S. Card Sub-Segment

Table 4: U.S. Card

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$1,779,670	$1,628,144	$3,593,516	$3,342,703
Interest expense	590,236	507,722	1,192,741	1,001,180

Net interest income	1,189,434	1,120,422	2,400,775	2,341,523
Non-interest income	842,428	803,083	1,621,034	1,578,496

Total revenue	2,031,862	1,923,505	4,021,809	3,920,019
Provision for loan and lease losses	402,589	413,701	776,425	638,139
Non-interest expense	808,769	860,874	1,669,789	1,705,603

Income before taxes	820,504	648,930	1,575,595	1,576,277
Income taxes	282,253	227,125	542,004	551,698

Net income	$538,251	$421,805	$1,033,591	$1,024,579

Selected Metrics (Managed Basis)
Period end loans held for investment	$50,032,530	$48,736,483	$50,032,530	$48,736,483
Average loans held for investment	$49,573,957	$47,856,045	$50,719,665	$48,035,986
Loans held for investment yield	14.36%	13.61%	14.17%	13.92%
Net charge-off rate (2)	3.73%	3.29%	3.87%	3.11%
30+ day delinquency rate	3.41%	3.30%	3.41%	3.30%
Purchase volume(1)	$21,781,462	$20,878,732	$41,128,274	$38,894,401
Number of total accounts (000s)	36,608	37,199	36,608	37,199

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.
(2)	Net charge-off rate for the second quarter of 2007 was positively impacted by 31 basis points due to the implementation of a change in customer statement generation from a 30 day to a 25 day grace period. This change did not have a material impact on net provision for the quarter.

The U.S. Card sub-segment consists of domestic consumer credit and debit card activities.

Managed loans increased 3% compared to June 30, 2006. Year-over-year growth was negatively impacted by portfolio sale of a co-branded credit card partnership at the end of the first quarter of 2007 and a reduction in our already-low marketing of balance transfer teaser products. In the second quarter, we experienced heightened asset attrition as a result of repricing parts of the portfolio where original funding had expired. Purchase volume increased 4% over the prior year, while account attrition decreased during the three months ended June 30, 2007. The purchase volume increase was negatively impacted by the co-branded credit card partnership sale in the first quarter of 2007 as well as deliberate strategy choices. Additionally, retail sales have been soft in recent months, adding to the pressure on purchase volume growth.

For the three months ended June 30, 2007, net income was $538.3 million, an increase of $116.4 million, or 28%, compared to the three months ended June 30, 2006. The increase was mainly a result of a 6%, or $108.4 million increase in revenues, driven by higher asset and purchase volumes, as well as increased margins. Primary drivers of the increase in revenue margin include reductions in the amount of teaser-based acquisitions as well as selective pricing and fee changes following the conversion of our card holder system. For the six months ended June 30, 2007, U.S. Card sub-segment net income increased 1% compared to the same period last year as higher revenues were off-set by higher net provision due to the normalization of consumer credit.

Net provision decreased $11.1 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, reflecting higher securitization levels. For the six months ended June 30, 2007 net provision increased by $138.3 million driven by continued normalization of U.S. Consumer credit following the bankruptcy legislation impact. The net charge-off rate for the three and six months ending June 30, 2007 increased 44 basis points and 76 basis points, respectively, from same period last year, reflecting the above mentioned credit normalization effect. The net charge-off rate for the three months ended June 30, 2007 decreased 31 basis points due to the implementation of a change in customer statement generation from a 30 day to a 25 day grace period. This change did not have a material impact on net provision for the quarter.

During the three months ended June 30, 2007, we realized $26.0 million of gain on sale of charged-off debt. The proceeds of this sale were applied against the net charge-offs and reduced the net charge-off rate by 21 basis points.

Non-interest expenses decreased 6% and 2%, respectively, for three and six months periods ending June 30, 2007 due to lower marketing spend as a result of our evolving marketing strategy and lower operational expenses. This is in line with our recent 8-K filing indicating that we are taking actions to reduce our operating expenses and we expect to generally see continued improvement over the course of 2007 and 2008 with some quarterly volatility.

Auto Finance Sub-Segment

Table 5: Auto Finance

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$651,821	$547,731	$1,289,430	$1,068,561
Interest expense	277,783	207,497	543,339	395,324

Net interest income	374,038	340,234	746,091	673,237
Non-interest income	23,273	29,842	83,859	46,060

Total revenue	397,311	370,076	829,950	719,297
Provision for loan and lease losses	182,278	74,714	382,336	182,519
Non-interest expense	157,044	149,115	321,992	283,770

Income before taxes	57,989	146,247	125,622	253,008
Income taxes	19,948	51,186	43,214	88,552

Net income	$38,041	$95,061	$82,408	$164,456

Selected Metrics (Managed Basis)
Period end loans held for investment	$24,067,760	$20,558,455	$24,067,760	$20,558,455
Average loans held for investment	$23,898,070	$20,187,631	$23,748,702	$19,815,457
Loans held for investment yield	10.91%	10.85%	10.86%	10.79%
Net charge-off rate	2.35%	1.54%	2.32%	1.94%
30+ day delinquency rate	6.00%	4.55%	6.00%	4.55%
Auto loan originations(1)	$2,992,427	$3,107,409	$6,304,295	$6,047,949
Number of total accounts (000s)	1,771	1,525	1,771	1,525

(1)	Includes all organic auto loan originations and excludes auto loans added through acquisitions.

The Auto Finance sub-segment consists of automobile and other motor vehicle financing activities.

Auto Finance sub-segment’s loans held for investment portfolio increased 17% over prior year quarter as a result of the transfer of $1.8 billion of North Fork Bank’s auto loans to the Auto Finance sub-segment on January 1, 2007, and strong organic originations growth within our dealer and direct marketing channels. As a result of this portfolio growth, net interest income increased 10% in the three months ended June 30, 2007 compared to the same period in the prior year, and 11% in the six months ended June 30, 2007 compared to the same period prior year.

Non-interest income for the six months ended June 30, 2007 included a one-time gain of $46.2 million related to the sale of 1.8 million shares of DealerTrack stock during the first quarter.

For the three and six month periods ended June 30, 2007, the Auto Finance sub-segment’s net charge-off rate was up 81 basis points and 38 basis points, respectively, compared with the all-time low charge off rates seen in the same periods in the prior year. Net charge-offs of auto loans increased $62.7 million and $83.3 million for the three and six month periods ended June 30, 2007, respectively. The provision for loan and lease losses increased $107.6 million and $199.8 million for the three and six month periods ended June 30, 2007, respectively, primarily driven by portfolio growth, credit normalization following the historic low loss rates seen in the first half of 2006, targeted risk expansion, and declining credit performance for the prime loan portfolio.

The 30-plus day delinquency rate for the Auto Finance sub-segment increased 145 basis points at June 30, 2007. The increase in delinquencies was the result of the normalization of delinquencies following the 2005 bankruptcy spike, which lowered 2006 delinquency rates, targeted risk expansion, and declining credit performance in the dealer prime portfolio.

Non-interest expense increased 5% and 13%, respectively for the three and six months ended June 30, 2007 when compared to the same periods in the prior year. Operating costs on a percent of loan basis have declined versus prior year as the Auto Finance sub-segment begins to realize the initial benefits of the integration of the dealer programs of the legacy Capital One, Onyx, Hibernia, and North Fork auto lending businesses.

Global Financial Services Sub-Segment

Table 6: Global Financial Services

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$829,551	$725,256	$1,632,692	$1,417,502
Interest expense	329,087	279,804	645,310	533,801

Net interest income	500,464	445,452	987,382	883,701
Non-interest income	311,438	297,080	610,745	580,432

Total revenue	811,902	742,532	1,598,127	1,464,133
Provision for loan and lease losses	284,282	296,614	559,604	513,979
Non-interest expense	400,469	365,149	796,670	695,321

Income before taxes	127,151	80,769	241,853	254,833
Income taxes	44,346	29,614	84,206	90,134

Net income	$82,805	$51,155	$157,647	$164,699

Selected Metrics (Managed Basis)
Period end loans held for investment	$27,489,749	$25,935,716	$27,489,749	$25,935,716
Average loans held for investment	$27,048,111	$24,910,879	$26,925,140	$24,293,035
Loans held for investment yield	12.16%	11.58%	12.02%	11.61%
Net charge-off rate	3.98%	3.90%	4.08%	3.77%
30+ day delinquency rate	2.93%	2.82%	2.93%	2.82%
Number of total accounts (000s)	10,157	10,130	10,157	10,130

Global Financial Services businesses extend Capital One’s national scale lending franchise and provide geographic diversification. The sub-segment consists of international (Europe and Canada) lending, small business lending, installment loans, home loans, healthcare finance and other consumer financial service activities.

Global Financial Services net income increased 62% for the three months ended June 30, 2007 largely driven by strong revenue growth in North America and a favorable credit outlook in the U.K. Net income decreased 4% for the six months ended June 30, 2007 as a result of higher non-interest expense and increased provision for loan and lease losses.

Total revenue increased 9% for the three and six months ended June 30, 2007, in line with the 9% growth in average loans held for investment for the three months ended June 30, 2007 and lower than the 11% growth in average loans for the six months ended June 30, 2007. Strong North American growth was largely offset by the implementation of a £12 fee cap for default charges (late and overlimit fees) in Europe in September 2006.

The provision for loan losses decreased 4% for the three months ended June 30, 2007 and increased 9% for the six months ended June 30, 2007. Current period charge-offs and allowance for loan and lease losses expected in the future were impacted by the normalization of credit following the impact of the U.S. bankruptcy legislation implemented in 2005.

Non-interest expense increased 10% and 15% for the three and six months ended June 30, 2007, respectively. Marketing was flat for the three months ended June 30, 2007 and 9% higher for the six months ended June 30, 2007 as a result of continued investment. Operating costs were higher for the three and six months ended June 30, 2007 reflecting asset growth.

Mortgage Banking Sub-Segment

Table 7: Mortgage Banking

(Dollars in thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Earnings (Managed Basis)
Interest income	$74,375	$150,079
Interest expense	52,862	110,263

Net interest income	21,513	39,816
Non-interest income	70,204	119,627

Total revenue	91,717	159,443
Provision for loan and lease losses	4,322	4,322
Non-interest expense	83,415	170,303

Income before taxes	3,980	(15,182)
Income taxes (benefit)	1,369	(5,223)

Net income (loss)	$2,611	$(9,959)

Selected Metrics (Managed Basis)
Period end loans held for investment	$687,788	$687,788
Average loans held for investment	$475,029	$238,827
Net gain on sale margin	56 bps	53 bps
Efficiency ratio	91%	107%
Mortgage Loan Originations	$5,499,306	$12,294,774

The Mortgage Banking sub-segment consists of mortgage origination, whole loan sales and servicing.

Originations were $5.5 billion for the three months ended June 30, 2007, compared to $6.8 billion in the prior quarter. The decline in originations was related to an overall weakness in the mortgage market, as well as the ongoing impact of the underwriting tightening that occurred during the first quarter of 2007.

The Mortgage Banking sub-segment recorded net income of $2.6 million for the quarter ended June 30, 2007, compared to a net loss of $12.6 million in the prior quarter. A $20.8 million increase in non-interest income was largely driven by market value adjustments on the mortgage servicing rights as a result of slower prepayment assumptions.

During the quarter, mortgage loans with an unpaid principal balance of $701 million were transferred from loans held for sale to loans held for investment. As a result, a $4.3 million provision for loan and lease losses was recognized in the current quarter.

Net interest income increased $3.2 million over the previous quarter due to an increase in higher yielding assets. The higher yields were offset by a slight decrease in the average balance of interest earning assets compared to the prior quarter.

Non-interest expense decreased $3.5 million compared to the prior quarter, as lower originations resulted in lower salary and incentive expense.

VIII. Funding

Funding Availability

We have established access to a variety of funding sources.

Table 8 illustrates our unsecured funding sources and our two auto loan secured warehouses.

Table 8: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)(6)	Outstanding (4)	Final Maturity(5)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$3,188	—
Senior Domestic Bank Note Program(3)	4/97	—	167	—
Capital One Auto Loan Facility I	3/02	1,937	1,363	—
Capital One Auto Loan Facility II	3/05	1,642	108	—
Corporation Automatic Shelf Registration Statement	5/06	*	N/A	**

(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities and auto loan secured warehouses is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.

(4)	Amounts outstanding are as of June 30, 2007.
(5)	Maturity date refers to the date the facility terminates, where applicable.
(6)	Availability does not include unused conduit capacity related to off-balance sheet securitization structures of $7.8 billion at June 30, 2007.
*	The Corporation and certain of its subsidiaries have registered an indeterminate amount of securities pursuant to the Automatic Shelf Registration Statement that are available for future issuance.
**	Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies, subject to conditions customary in transactions of this nature.

Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $167.1 million was outstanding at June 30, 2007. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

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

Collateralized Revolving Credit Facilities

In March 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of June 30, 2007, the Capital One Auto Loan Facility I had the capacity to issue up to $3.3 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is largely based on commercial paper rates.

In March 2005, COAF entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of June 30, 2007, the Capital One Auto Loan Facility II had the capacity to issue up to $1.8 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

Corporation Shelf Registration Statement

As of June 30, 2007, we had an effective shelf registration statement under which we from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell.

Table 9 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of June 30, 2007.

Table 9: Maturities of Large Denomination Certificates—$100,000 or More

	June 30, 2007
(Dollars in thousands)	Balance	Percent
Three months or less	$3,526,582	32.32%
Over 3 through 6 months	1,760,608	16.13%
Over 6 through 12 months	1,955,546	17.92%
Over 12 months through 10 years	3,669,118	33.63%

Total	$10,911,854	100.00%

Table 10 shows the composition of average deposits for the periods presented.

Table 10: Deposit Composition and Average Deposit Rates

	Three Months Ended June 30,			Six Months Ended June 30,
	Average Balance	% of Deposits	Average Deposit Rate	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing - domestic	$11,470,020	13.23%	N/A	$11,304,591	13.09%	N/A
NOW accounts	5,115,994	5.90%	2.87%	5,091,195	5.89%	2.84%
Money market deposit accounts	27,612,189	31.84%	4.00%	26,555,379	30.74%	3.96%
Savings Accounts	8,409,684	9.70%	1.73%	8,397,407	9.72%	1.71%
Other consumer time deposits	18,494,150	21.33%	4.71%	19,040,267	22.04%	4.52%

Total core deposits	71,102,037	82.00%	3.19%	70,388,839	81.48%	3.13%
Public fund certificate of deposits of $100,000 or more	1,981,883	2.28%	4.90%	2,010,178	2.33%	4.89%
Certificates of deposit of $100,000 or more	9,609,949	11.08%	4.47%	9,972,936	11.55%	4.61%
Foreign time deposits - non-interest bearing	4,025,127	4.64%	5.07%	4,005,424	4.64%	5.01%

Total deposits	$86,718,996	100.00%	3.46%	$86,377,377	100.00%	3.43%

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

As of June 30, 2007, the Bank, the Savings Bank, CONA, Superior and North Fork Bank (collectively the “Banks”) each exceeded the minimum regulatory requirements to which it was subject. The Banks all were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of June 30, 2007, the Corporation was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or any of the Banks.

The Bank and Savings Bank treat a portion of their loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidelines”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed their capital and allowance for loan and lease losses accordingly. Under the Subprime Guidelines, the Bank and Savings Bank each exceed the minimum capital adequacy guidelines as of June 30, 2007. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Corporation’s consolidated financial statements.

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

Additionally, regulatory restrictions exist that limit the ability of the Bank, Savings Bank, CONA, North Fork Bank and Superior to transfer funds to the Corporation. As of June 30, 2007, retained earnings of the Bank, the Savings Bank, CONA, North Fork Bank and Superior of $199.2 million, $436.0 million, $11.8 million, $115.5 million and $4.0 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

Table 11 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
June 30, 2007
Capital One Financial Corp.
Tier 1 Capital	10.87%	10.09%	4.00%	N/A
Total Capital	13.99	13.07	8.00	N/A
Tier 1 Leverage	9.33	9.33	4.00	N/A

Capital One Bank
Tier 1 Capital	16.40%	12.76%	4.00%	6.00%
Total Capital	20.39	16.07	8.00	10.00
Tier 1 Leverage	13.34	13.34	4.00	5.00

Capital One F.S.B.
Tier 1 Capital	13.21%	10.87%	4.00%	6.00%
Total Capital	14.49	12.14	8.00	10.00
Tier 1 Leverage	13.55	13.55	4.00	5.00

Capital One National Bank
Tier 1 Capital	10.51%	N/A	4.00%	6.00%
Total Capital	11.50	N/A	8.00	10.00
Tier 1 Leverage	7.53	N/A	4.00	5.00

North Fork Bank
Tier 1 Capital	10.85%	N/A	4.00%	6.00%
Total Capital	11.88	N/A	8.00	10.00
Tier 1 Leverage	7.70	N/A	4.00	5.00

Superior Bank
Tier 1 Capital	13.96%	N/A	4.00%	6.00%
Total Capital	14.26	N/A	8.00	10.00
Tier 1 Leverage	5.45	N/A	4.00	5.00

June 30, 2006
Capital One Financial Corp. (1)
Tier 1 Capital	16.10%	14.44%	4.00%	N/A
Total Capital	18.30	16.53	8.00	N/A
Tier 1 Leverage	14.22	14.22	4.00	N/A

Capital One Bank
Tier 1 Capital	14.42%	11.41%	4.00%	6.00%
Total Capital	18.53	14.88	8.00	10.00
Tier 1 Leverage	11.51	11.51	4.00	5.00

Capital One, F.S.B.
Tier 1 Capital	13.68%	11.33%	4.00%	6.00%
Total Capital	14.95	12.59	8.00	10.00
Tier 1 Leverage	13.65	13.65	4.00	5.00

Capital One, National Association
Tier 1 Capital	10.44%	N/A	4.00%	6.00%
Total Capital	11.68	N/A	8.00	10.00
Tier 1 Leverage	7.3	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

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

X. Business Outlook

This business outlook section summarizes our expectations for earnings for 2007, and our primary goals and strategies for continued growth. The statements contained in this section are based on our current expectations and do not take into account any acquisitions that might occur during the year. Certain statements are forward looking. Actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors.”

Expected Earnings

On July 19, 2007, we announced that we expect earnings per share for the full year to be between $7.00 to $7.40, with non-operating items moving us to the lower end of that range. This guidance was as of the date it was given. This guidance is inclusive of $200M of restructuring charges incurred as a result of our 2007 cost initiative that we announced in the second quarter. Also included in this guidance is the completion of a $3 billion share repurchase program, to be completed by the end of 2007.

In addition to the restructuring charges and share repurchases, our guidance also assumes that some notable business trends seen in the second quarter will continue through the year; we expect declining loan balances year-over year with expanding revenue margin in our U.S. Card business; and we expect to see elevated loss levels throughout the year in the prime Auto Finance business. The 2007 guidance continues to assume no change in the following market conditions: continued pressure in secondary mortgage market pricing; continued U.S consumer credit normalization in the wake of the late 2005 spike in bankruptcies and new legislation, a more stable U.K. consumer credit environment, a solid U.S. labor market and yield curve which remains at currently flat levels.

The share count used to translate our expected GAAP NIAT to earnings per share assumes the completion of the previously announced $3 billion share repurchase program. As described in “Notes to the Condensed Reported Financial Statements - Note 10 – Accelerated Share Repurchase Program,” on March 12, 2007, we entered into a $1.5 billion Accelerated Share Repurchase agreement with Credit Suisse. The effective date of the ASR agreement is April 2, 2007. We also executed $250 million in additional open market repurchases in the quarter, and now expect to complete our $3 billion total share repurchase program by the end of 2007.

Our earnings are a function of our revenues (net interest income and non-interest income), consumer usage, payment and attrition patterns, the credit quality and growth rate of our earning assets (which affect fees, charge-offs and provision expense), the growth rate of our branches and deposits, and our marketing and operating expenses. Specific factors likely to affect our 2007 earnings are the portion of our loan portfolio held in higher credit quality assets; the level of off-balance sheet securitizations; changes in consumer payment behavior; the amount and quality of deposits we generate; the competitive, legal, regulatory and reputational environment; the level of investments; growth in our businesses; and the health of the economy and its labor markets. Other factors that may affect our revenues are described in Item 1A “Risk Factors”.

We expect to achieve these results based on the continued success of our business strategies and our current assessment of the competitive, regulatory and funding market environments that we face (each of which is discussed elsewhere in this document), as well as the expectation that the geographies in which we compete will not experience significant credit quality erosion, as might be the case in an economic downturn or recession. In addition, we expect to realize cost efficiencies across business lines to ensure operating efficiency.

Beginning in the first quarter of 2007, we changed our primary reportable business segments to reflect our strategy of National Lending and Local Banking platforms. In addition to schedules detailing results in those segments, we provide a similar level of detail for our sub-segments within National Lending – U.S. Card, Global Financial Services, Auto Finance, and Mortgage Banking.

Local Banking Segment Outlook

Deposits in the Local Banking segment were flat compared to the first quarter of 2007, at $74.5 billion. Growth in commercial deposits in the quarter was offset by modest declines in public funds, consumer, and direct bank deposits. As expected in the current environment, our deposit mix continues to shift towards higher-cost deposits. Deposit net interest margin was stable in the quarter, as a result of modest pricing adjustments.

Loan balances grew modestly from the first quarter of 2007, to $41.9 billion. Commercial and small business loans grew slightly, which offset the planned reduction in residential mortgages. Commercial real estate and multifamily loan portfolios were flat from the first quarter.

Our integration efforts remain on track, with the Hibernia integration completed, and the North Fork integration proceeding and on track. We expect North Fork Bank integration efforts to accelerate in the second half of 2007, with the final phase of the deposit platform conversion scheduled for the first quarter of 2008.

National Lending Segment Outlook

Loans in the National Lending Segment grew by $1.9 billion or 2% to $102.3 billion in the second quarter of 2007. The growth in loans was primarily from our U.S. Card and Global Financial Services sub-segments. We also transferred $700.8 million in residential mortgage loans from held-for-sale to held-for-investment.

U.S. Card Sub-Segment Outlook

The U.S. Card sub-segment consisted of $50.0 billion of managed U.S. consumer credit card loans as of June 30, 2007. Annual and quarterly growth in the quarter resulted from growth in targeted segments. Our year-over-year loan growth rate declined due to our decision to pull back further from already low levels of marketing teaser products in the prime space, as well as the co-branded credit card partnership sale in the first quarter of 2007.

We continue to see intensive competitive pressure in the prime space, with little abatement in market intensity. We have continued to limit marketing in the prime revolver segment, where we believe that the prevailing industry headline pricing practices are heavily dependent on secondary pricing moves (often to rates well above the “go to” rate) to achieve profitability and are inconsistent with generating long-term customer loyalty. Instead, we have chosen to focus on marketing to prime transactors, and we expect these strategies will drive growth and revenue margins through the rest of 2007, even as prime balances decline. Competitive pressure in the subprime business continued to intensify in the quarter, but we remain confident in our efforts to generate modest growth in loans and revenues by marketing to customers at the upper end of subprime with competitively priced revolver products.

We expect many of the second quarter trends to continue through the second half of 2007. While we expect to see modest loan growth in the second half, we also expect to end the year with lower loan balances than at year-end 2006. We also expect steady growth in revenues to continue, as many of the drivers of revenue growth in the second quarter continue through the second half of the year. While charge-off dollars continue to track with our expectations of credit normalization, the expected decline in loan balances will push the charge-off rate higher as a result of the lower denominator. As a result, we expect charge-offs to continue to rise over the second half, stabilizing around 5% at the end of 2007.

Global Financial Services Sub-Segment Outlook

The Global Financial Services sub-segment consisted of $27.5 billion of managed loans as of June 30, 2007. Annual growth in the quarter resulted from growth in managed loans and originations throughout many of the lending businesses in the sub-segment, including small business loans, installment loans, and our direct-to-consumer home loans business. Loan balances in our U.K. business declined over the year, as we slowed growth as a result of the challenges facing the industry.

We expect continued growth from most of our North American businesses over the course of 2007, as a result of the wide range of full credit spectrum product offers, our ability to leverage the Capital One brand, and continued improvement in operating scale. We also expect more stable results from our U.K. credit card business, as we believe credit in the UK has stabilized, driven by a leveling off in the number of insolvencies and third-party debt management charge-offs. We remain cautious, however, as there are still industry-wide challenges in both the U.K. and the U.S. mortgage market, which we continue to watch closely.

Auto Finance Sub-Segment Outlook

Our Auto Finance sub-segment consisted of $24.1 billion of managed U.S. auto loans as of June 30, 2007, marketed across the full credit spectrum via direct to consumer and dealer marketing channels.

Auto Finance profits for the second quarter were $38.0 million, down $57.0 million, or 60%, from the second quarter of 2006. The decline in net income resulted primarily from provision expense, which increased by $107.6 million from the second quarter of last year, when our Auto business charge-off rate reached its record low of 1.54%. While we continue to see the effects of the ongoing normalization of charge-offs that we have seen in our U.S. lending businesses, our Auto business has also been impacted by continued elevated losses in its recent Dealer Prime originations. This increase in losses relates primarily to the transition from a judgmental underwriting approach to our first-generation automated underwriting model for prime loans in the dealer channel. In the first half of 2007, we pulled back Dealer Prime originations by $2 billion because of these elevated levels of charge-offs and delinquencies. We are now booking prime business under our next generation risk model, which we believe has addressed these issues. However, charge-offs for the loans booked under the old model will remain elevated for several quarters.

While we are currently facing challenges regarding both credit normalization and in our continuing efforts to expand in the prime business, we remain optimistic about the future growth and profitability of our Auto business.

Mortgage Banking Sub-Segment Outlook

Our mortgage banking business posted a modest profit of $2.6 million in the second quarter of 2007, even as secondary market challenges continue to pressure earnings across the mortgage industry. Our performance reflected modest increases in revenues as a result of a moderate expansion in our net gain-on-sale margin, and a $22.1 million pre-tax increase in our service fee income, which was primarily attributable to an increase in the valuation of our mortgage servicing rights, which currently stands at $316.0 million.

Origination volumes declined significantly in the quarter due the company’s tightening of the underwriting standards, which it uses to originate its mortgage loans. The challenging interest rate environment, as well as continued uncertain secondary mortgage market demand, added to the pressure on origination volumes.

The year to date results of our mortgage banking business reflect the secondary market volume and pricing risks of our originate-and-sell model. We expect that the continuing uncertainty and challenges facing the secondary markets will continue to put significant pressure on our business throughout 2007. In addition, although our strategy is to predominantly originate and sell, we do hold some mortgage assets on our balance sheet, including assets that have been previously sold but returned to us based on representation and warranty obligations. The current market environment also places pressure on the performance and value of these assets. The pressures on mortgage assets and secondary market conditions can together create a variety of potential adverse impacts for us, including: deterioration of credit performance in the assets we hold on our balance sheet and in the form of our representation and warranty reserves; an inability to sell assets that we have already originated or to sell them at economically reasonable prices; an increase in the number of previously sold loans returned to us; and/or an inability to reduce the fixed costs associated with our business at the same pace as we reduce origination volumes, if we choose to do so. Our year to date results reflect the fact that we have already experienced some of these pressures and, to the extent these pressures continue or increase, we could experience additional negative impacts on financial performance, including increased losses on sales, increased provision expenses and/or impairments to the value of assets held on our balance sheet. We will continue in our mortgage banking business to take steps necessary to minimize our exposure to longer-term risks, and protect our corporate profitability in these adverse market conditions.

XI. Supervision and Regulation

We have consolidated several of our banking subsidiaries into our existing national bank, CONA, and moved the headquarters of CONA from New Orleans, Louisiana to McLean, Virginia. On July 1, 2007, the Savings Bank merged with and into CONA. On August 1, 2007, North Fork Bank merged with and into CONA, and North Fork Bank’s mortgage lending subsidiary, GreenPoint, became an operating subsidiary of CONA. We are exploring other reorganization and consolidation options to streamline our operations.

For additional information on our Supervision and Regulation activities, see our Annual Report on Form 10-K for the year ended December 31, 2006, Part I, Item 1 “Supervision and Regulation”. For a summary of our regulatory issues and activities.

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

XIII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30
	2007			2006
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$56,817,138	$1,468,194	10.34%	$44,670,021	$1,297,675	11.62%
International	3,194,666	99,287	12.43%	3,718,870	105,066	11.30%

Total consumer loans	60,011,804	1,567,481	10.45%	48,388,891	1,402,741	11.60%
Commercial loans	31,608,151	699,417	8.85%	10,444,485	214,196	8.20%

Total Loans Held for Investment	91,619,955	2,266,898	9.90%	58,833,376	1,616,937	10.99%

Mortgage Loans Held for Sale (2)	3,898,065	71,149	7.30%	240,245	4,714	7.85%
Securities available for sale (3)	19,349,938	237,978	4.92%	14,256,956	167,352	4.70%
Other
Domestic (3)	7,215,648	123,691	6.86%	4,489,017	84,234	7.51%
International	1,125,610	13,345	4.74%	1,446,352	23,920	6.62%

Total (3)	8,341,258	137,036	6.57%	5,935,369	108,154	7.29%

Total earning assets	123,209,216	$2,713,061	8.81%	79,265,946	$1,897,157	9.57%
Cash and due from banks	2,100,933			1,416,944
Allowance for loan losses	(2,107,172)			(1,678,091)
Premises and equipment, net	2,285,200			1,419,151
Other (2)	22,270,066			9,219,679

Total assets	$147,758,243			$89,643,629

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$72,861,146	$718,412	3.94%	$40,524,921	$388,448	3.83%
International	2,357,342	31,191	5.29%	2,271,794	27,784	4.89%

Total Deposits	75,218,488	749,603	3.99%	42,796,715	416,232	3.89%
Senior and subordinated notes	9,336,130	134,061	5.74%	5,576,041	84,707	6.08%
Other borrowings
Domestic	19,819,092	265,732	5.36%	16,917,110	199,073	4.71%
International	1,121,548	3,571	1.27%	11,163	63	2.26%

Total other borrowings	20,940,640	269,303	5.14%	16,928,273	199,136	4.71%

Total interest-bearing liabilities	105,495,258	$1,152,967	4.37%	65,301,029	$700,075	4.29%
Non-interest bearing deposits	11,500,508			4,412,255
Other	5,634,133			4,348,898

Total liabilities	122,629,899			74,062,182
Equity	25,128,344			15,581,447

Total liabilities and equity	$147,758,243			$89,643,629

Net interest spread			4.44%			5.28%

Interest income to average earning assets			8.81%			9.57%
Interest expense to average earning assets			3.75%			3.53%

Net interest margin			5.06%			6.04%

(1)	Interest income includes past-due fees on loans of approximately $142.3 million and $155.9 million for the three months ended June 30, 2007 and 2006, respectively.
(2)	Q2 2006 data has been reclassified for amounts related to mortgage loans for sale.
(3)	Q2 2006 data has been reclassified for amounts related to FHLB stock.

	Six Months Ended June 30
	2007			2006
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$57,718,765	$3,231,617	11.20%	$44,416,078	$2,603,196	11.72%
International	3,350,637	195,336	11.66%	3,694,428	205,582	11.13%

Total consumer loans	61,069,402	3,426,953	11.22%	48,110,506	2,808,778	11.68%
Commercial loans	31,468,413	1,166,625	7.41%	10,379,300	420,781	8.11%

Total Loans Held for Investment	92,537,815	4,593,578	9.93%	58,489,806	3,229,559	11.04%

Mortgage Loans Held for Sale (2)	6,492,269	215,908	6.65%	212,486	8,813	8.30%
Securities available for sale (3)	17,981,913	442,058	4.92%	14,596,057	331,462	4.54%
Other
Domestic (3)	5,799,694	217,390	7.50%	3,982,004	156,142	7.84%
International	1,163,595	32,140	5.52%	1,448,708	49,763	6.87%

Total (3)	6,963,289	249,530	7.17%	5,430,712	205,905	7.58%

Total earning assets	123,975,286	$5,501,074	8.87%	78,729,061	$3,775,739	9.59%
Cash and due from banks	2,288,240			1,648,909
Allowance for loan losses	(2,143,636)			(1,733,413)
Premises and equipment, net	2,265,217			1,315,270
Other (2)	21,684,428			9,271,253

Total assets	$148,069,535			$89,231,080

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$72,684,398	$1,418,759	3.90%	$40,770,540	$763,351	3.74%
International	2,359,350	61,327	5.20%	2,304,530	56,490	4.90%

Total Deposits	75,043,748	1,480,086	3.94%	43,075,070	819,841	3.81%
Senior and subordinated notes	9,426,169	272,607	5.78%	5,835,435	179,061	6.14%
Other borrowings
Domestic	20,233,757	558,494	5.52%	16,491,350	372,705	4.52%
International	1,144,388	6,947	1.21%	12,318	173	2.81%

Total other borrowings	21,378,145	565,441	5.29%	16,503,668	372,878	4.52%

Total interest-bearing liabilities	105,848,062	$2,318,134	4.38%	65,414,173	$1,371,780	4.19%
Non-interest bearing deposits	11,333,629			4,467,207
Other	5,518,840			4,252,920

Total liabilities	122,700,531			74,134,300
Equity	25,369,004			15,096,780

Total liabilities and equity	$148,069,535			$89,231,080

Net interest spread			4.49%			5.40%

Interest income to average earning assets			8.87%			9.59%
Interest expense to average earning assets			3.74%			3.48%

Net interest margin			5.13%			6.11%

(1)	Interest income includes past-due fees on loans of approximately $319.9 million and $347.4 million for the six months ended June 30, 2007 and 2006, respectively.
(2)	Q2 2006 data has been reclassified for amounts related to mortgage loans for sale.
(3)	Q2 2006 data has been reclassified for amounts related to FHLB stock.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended June 30, 2007 vs. 2006			Six Months Ended June 30, 2007 vs. 2006
(Dollars in thousands)	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
		Volume	Yield/Rate		Volume	Yield/Rate
Interest Income:
Consumer loans
Domestic	$170,519	$325,154	$(154,635)	$628,421	$749,332	$(120,911)
International	(5,779)	(15,677)	9,898	(10,246)	(19,734)	9,488

Total	164,740	313,318	(148,578)	618,175	730,896	(112,721)
Commercial loans	485,221	467,018	18,203	745,844	784,788	(38,944)

Total loans held for investment	649,961	824,860	(174,899)	1,364,019	1,718,208	(354,189)
Mortgage loans held for sale	66,435	66,787	(352)	207,095	209,185	(2,090)
Securities available for sale	70,626	62,300	8,326	110,596	81,570	29,026
Other
Domestic	39,457	47,291	(7,834)	61,248	68,409	(7,161)
International	(10,575)	(4,645)	(5,930)	(17,623)	(8,832)	(8,791)

Total	28,882	40,368	(11,486)	43,625	55,439	(11,814)

Total interest income	815,904	978,233	(162,329)	1,725,335	2,026,364	(301,029)
Interest Expense:
Deposits
Domestic	329,964	318,528	11,436	655,408	621,631	33,777
International	3,407	1,073	2,334	4,837	1,367	3,470

Total	333,371	322,860	10,511	660,245	629,490	30,755
Senior notes	49,354	54,227	(4,873)	93,546	104,387	(10,841)
Other borrowings
Domestic	66,659	36,775	29,884	185,789	94,055	91,734
International	3,508	3,547	(39)	6,774	6,928	(154)

Total	70,167	50,358	19,809	192,563	122,044	70,519

Total interest expense	452,892	439,030	13,862	946,354	883,009	63,345

Net interest income	$363,012	$580,611	$(217,599)	$778,981	$1,209,352	$(430,371)

1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C—MANAGED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended June 30
(Dollars in thousands)	2007	2006
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$10,986,739	$14,255,974
International	2,955,691	3,404,092

Total credit card	13,942,430	17,660,066
Installment loans
Domestic	8,330,555	6,716,247
International	490,961	627,735

Total installment loans	8,821,516	7,343,982
Auto loans(1)	23,953,080	19,840,162
Mortgage loans	12,899,449	5,020,962

Total consumer loans	59,616,475	49,865,172
Commercial loans	32,000,878	10,737,631

Total reported loans held for investment	91,617,353	60,602,803

Securitization adjustments:
Consumer loans
Credit cards
Domestic	39,035,265	34,499,030
International	7,536,566	7,279,059

Total credit card	46,571,831	41,778,089
Installment loans
Domestic	2,590,646	2,883,261
International	—	—

Total installment loans	2,590,646	2,883,261
Auto loans(1)	259,228	718,293
Mortgage loans	—	—

Total consumer loans	49,421,705	45,379,643
Commercial loans	3,146,486	2,450,993

Total securitization adjustments	52,568,191	47,830,636

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,022,004	48,755,004
International	10,492,257	10,683,151

Total credit card	60,514,261	59,438,155
Installment loans
Domestic	10,921,201	9,599,508
International	490,961	627,735

Total installment loans	11,412,162	10,227,243
Auto loans(1)	24,212,308	20,558,455
Mortgage loans	12,899,449	5,020,962

Total consumer loans	109,038,180	95,244,815
Commercial loans	35,147,364	13,188,624

Total managed loans held for investment	$144,185,544	$108,433,439

(1)	Includes the auto loans of North Fork and Hibernia

	Three Months Ended June 30
(Dollars in thousands)	2007	2006
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$12,089,391	$13,940,706
International	2,673,146	3,122,612

Total credit card	14,762,537	17,063,318
Installment loans
Domestic	7,871,619	6,289,439
International	521,520	596,258

Total installment loans	8,393,139	6,885,697
Auto loans(1)	23,875,873	19,367,480
Mortgage loans	12,980,255	5,072,396

Total consumer loans	60,011,804	48,388,891
Commercial loans	31,608,151	10,444,485

Total reported loans held for investment	91,619,955	58,833,376

Securitization adjustments:
Consumer loans
Credit cards
Domestic	37,501,176	33,947,926
International	7,785,066	7,155,567

Total credit card	45,286,242	41,103,493
Installment loans
Domestic	2,738,990	2,881,616
International	—	—

Total installment loans	2,738,990	2,881,616
Auto loans(1)	293,418	820,151
Mortgage loans	—	—

Total consumer loans	48,318,650	44,805,260
Commercial loans	3,152,623	2,451,258

Total securitization adjustments	51,471,273	47,256,518

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	49,590,567	47,888,632
International	10,458,212	10,278,179

Total credit card	60,048,779	58,166,811
Installment loans
Domestic	10,610,609	9,171,055
International	521,520	596,258

Total installment loans	11,132,129	9,767,313
Auto loans(1)	24,169,291	20,187,631
Mortgage loans	12,980,255	5,072,396

Total consumer loans	108,330,454	93,194,151
Commercial loans	34,760,774	12,895,743

Total managed loans held for investment	$143,091,228	$106,089,894

(1)	Includes the auto loans of North Fork and Hibernia

	Six Months Ended June 30
(Dollars in thousands)	2007	2006
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$13,687,175	$14,254,020
International	2,792,230	3,119,895

Total credit card	16,479,405	17,373,915
Installment loans
Domestic	7,681,110	6,129,167
International	558,407	574,533

Total installment loans	8,239,517	6,703,700
Auto loans(1)	23,673,300	18,896,917
Mortgage loans	12,677,180	5,135,974

Total consumer loans	61,069,402	48,110,506
Commercial loans	31,468,413	10,379,300

Total reported loans held for investment	92,537,815	58,489,806

Securitization adjustments:
Consumer loans
Credit cards
Domestic	36,964,157	33,805,921
International	7,846,560	7,024,773

Total credit card	44,810,717	40,830,694
Installment loans
Domestic	2,795,521	2,788,942
International	—	—

Total installment loans	2,795,521	2,788,942
Auto loans(1)	346,045	918,540
Mortgage loans	—	—

Total consumer loans	47,952,283	44,538,176
Commercial loans	3,109,089	2,326,153

Total securitization adjustments	51,061,372	46,864,329

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,651,332	48,059,941
International	10,638,790	10,144,668

Total credit card	61,290,122	58,204,609
Installment loans
Domestic	10,476,631	8,918,109
International	558,407	574,533

Total installment loans	11,035,038	9,492,642
Auto loans(1)	24,019,345	19,815,457
Mortgage loans	12,677,180	5,135,974

Total consumer loans	109,021,685	92,648,682
Commercial loans	34,577,502	12,705,453

Total managed loans held for investment	$143,599,187	$105,354,135

(1)	Includes the auto loans of North Fork and Hibernia

TABLE D—COMPOSITION OF REPORTED HELD FOR INVESTMENT LOAN PORTFOLIO

	As of June 30
	2007		2006
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$59,616,475	65.07%	$49,865,172	82.28%
Commercial loans	32,000,878	34.93%	10,737,631	17.72%

Total	$91,617,353	100.00%	$60,602,803	100.00%

TABLE E—DELINQUENCIES

Table E shows loan delinquency trends for the periods presented on a reported and managed basis.

	As of June 30
	2007		2006
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Loans held for investment	$91,617,353	100.00%	$60,602,803	100.00%
Loans delinquent:
30-59 days	1,397,517	1.53%	997,496	1.65%
60-89 days	556,391	0.61%	376,485	0.62%
90-119 days	247,964	0.27%	208,977	0.34%
120-149 days	98,938	0.11%	100,449	0.16%
150 or more days	86,345	0.09%	88,784	0.15%

Total	$2,387,155	2.61%	$1,772,191	2.92%

Loans delinquent by geographic area:
Domestic	2,268,030	2.57%	1,675,540	2.96%
International	119,125	3.46%	96,651	2.40%

Managed:
Loans held for investment	$144,185,544	100.00%	$108,433,439	100.00%
Loans delinquent:
30-59 days	1,985,329	1.37%	1,560,217	1.44%
60-89 days	948,146	0.66%	711,829	0.66%
90-119 days	552,645	0.38%	471,946	0.43%
120-149 days	347,669	0.24%	301,476	0.28%
150 or more days	295,605	0.21%	260,925	0.24%

Total	$4,129,394	2.86%	$3,306,393	3.05%

Table F: NET CHARGE-OFFS

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2007	2006	2007	2006
Reported:
Average loans held for investment	$91,619,955	$58,833,376	$92,537,815	$58,489,806
Net charge-offs	400,814	295,844	830,462	596,311
Net charge-offs as a percentage of average loans held for investment	1.75%	2.01%	1.79%	2.04%

Managed:
Average loans held for investment	$143,091,228	$106,089,894	$143,599,187	$105,354,135
Net charge-offs	891,197	729,010	1,838,463	1,421,513
Net charge-offs as a percentage of average loans held for investment	2.49%	2.75%	2.56%	2.70%

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

	As of June 30
(Dollars in thousands)	2007	2006
Non accrual loans:
Consumer	$41,708	$33,618
Commercial	43,073	56,922

Total nonperforming loans held for investment	84,781	90,540
Foreclosed property	27,057	7,741

Total nonperforming assets	$111,838	$98,281

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$2,105,000	$1,675,000	$2,180,000	$1,790,000
Provision for loan and lease losses:
Domestic	365,791	289,724	684,974	398,246
International	35,244	72,721	66,106	134,469

Total provision for loan and lease losses	401,035	362,445	751,080	532,715

Acquisitions	—	—	—	—
Other	14,779	10,520	19,382	11,434
Charge-offs:
Consumer loans:
Domestic	(452,355)	(321,912)	(934,790)	(665,317)
International	(62,621)	(59,755)	(127,063)	(114,083)

Total consumer loans	(514,976)	(381,667)	(1,061,853)	(779,400)
Commercial loans	(46,909)	(35,491)	(88,540)	(64,677)

Total charge-offs	(561,885)	(417,158)	(1,150,393)	(844,077)

Principal recoveries:
Consumer loans:
Domestic	131,550	113,714	264,804	236,336
International	22,140	12,073	39,120	23,646

Total consumer loans	153,690	125,787	303,924	259,982
Commercial loans	7,381	8,406	16,007	14,946

Total principal recoveries	161,071	134,193	319,931	274,928

Net charge-offs	(400,814)	(282,965)	(830,462)	(569,149)

Balance at end of period	$2,120,000	$1,765,000	$2,120,000	$1,765,000

Allowance for loan and lease losses to loans held for investment at end of period	2.31%	2.91%	2.31%	2.91%

Allowance for loan and lease losses by geographic distribution:
Domestic	$1,904,018	$1,558,919	$1,904,018	$1,558,919
International	215,982	206,081	215,982	206,081

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$1,484,480	$1,319,607	$1,484,480	$1,319,607
International	215,982	206,081	215,982	206,081

Total consumer loans	1,700,462	1,525,688	1,700,462	1,525,688
Commercial loans	419,538	228,733	419,538	228,733
Unallocated	—	10,579	—	10,579

Total loans held for investment	$2,120,000	$1,765,000	$2,120,000	$1,765,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided in Annual Report on Form 10-K for the year ended December 31, 2006, under Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended June 30, 2007.

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

Part 2. Other Information

Item 1. Legal Proceedings.

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Reported Consolidated Financial Statements – Note 8– Commitments and Contingencies.”

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2006, Item 1A “Risk Factors” for a summary of our risk factors. Refer also to the discussion in our Form 10-Q for the quarter ended March 31, 2007 for additional risk factors that supplement our discussion of risk factors in our Form 10-K for the year December 31, 2006.

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

(Dollars in thousands, except per share information)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	(d) Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
April 1-30, 2007	20,419,390	$73.57	20,388,745	$1,500,000
May 1-31, 2007	1,053,240	79.06	1,044,100	1,417,453
June 1-30, 2007	2,091,514	80.26	2,086,100	1,250,023

Total	23,564,144		23,518,945

(1)	Shares purchased represent shares purchased pursuant to our $3.0 billion stock repurchase program and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.
(2)	On January 25, 2007, we announced a $3.0 billion stock repurchase program. On March 12, 2007, we entered into a $1.5 billion accelerated share repurchase (“ASR”) agreement with Credit Suisse, New York Branch (“CSNY”). Under the ASR agreement, we purchased $1.5 billion dollars of our $.01 par value common stock at an initial price of $73.57 per share, the closing price of our common stock on the New York Stock Exchange on April 2, 2007, the effective date of the agreement. The ASR agreement provides that we or CSNY may be obligated to make certain additional payments upon final settlement of the agreement. Most significantly, we may receive from, or be required to pay, CSNY a purchase price adjustment based on the daily volume weighted average market price of our common stock over a period beginning after the effective date of the agreement through on or around August 22, 2007. These additional payments will be satisfied in shares of our common stock. The ASR program is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction in the number of outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted EPS as of the effective date of the agreement. The ASR contract is classified as an equity instrument and was deemed to have a fair value of $0 at the initial settlement date.

In addition, during May and June we repurchased $0.25 billion of shares in an open market repurchase.

The benefits of an open market repurchase are that it allows for maximum flexibility and control. An ASR combines the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of an open market stock repurchase.

Both arrangements are intended to comply with Rules 10b5-1(c) (1) (i) and 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on March 9, 2005).
2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on September 8, 2005).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation and Certificate of Amendment to Restated Certificate of Incorporation of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1.2 of the Corporation’s Current Report on Form 8-K, filed on January 16, 2001).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended November 18, 1999) (incorporated by reference to Exhibit 3.2 of the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, filed on March 23, 2000).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 3, 2004).

4.2	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.3.1	Amended and Restated Distribution Agreement, dated May 8, 2003, among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2003, filed on August 11, 2003).

4.3.2	Copy of 6.50% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.3	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.4	Copy of 4.25% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.5	Copy of 5.75% Notes, due 2010, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.6	Copy of 6.50% Notes, due 2013, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.7	Copy of 4.875% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.8	Copy of 8.25% Notes, due 2005, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001).

4.4.1	Senior Indenture and Form T-1 dated as of November 1, 1996 among Capital One Financial Corporation and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as indenture trustee (incorporated by reference to Exhibit 4.5.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.4.2	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.4.3	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.4.4	Copy of 7.25% Notes, due 2006, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, filed on March 23, 2000).

4.4.5	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.4.6	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.7	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.8	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 4, 2005).

4.4.9	Copy of Floating Rate Senior Notes, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on September 18, 2006).

4.4.10	Copy of 5.70% Senior Notes, due 2011, of Capital One Financial Corporation

(incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on September 18, 2006).

4.5.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.2	Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.3	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc (incorporated by reference to Exhibit 4.6.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.6	Issue and Paying Agency Agreement, dated as of October 24, 1997, between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.7	Upper DECs® form of certificate (incorporated by reference to Exhibit 4.9 of the Corporation’s Report on Current Form 8-K, filed on April 23, 2002).

4.8.1	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.8.2	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.8.3	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.8.4	Third Supplemental Indenture dated February 5, 2007 between Capital One Financial Corporation and the Bank of New York as Indenture Trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed on February 7, 2007).

4.9.1	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.2	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.3	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.4	Amended and Restated Declaration of Trust of Capital One Capital IV dated February 5, 2007 between Capital One Financial Corporation as Sponsor, the Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K filed on February 7, 2007).

4.9.5	Guarantee Agreement dated February 5, 2007 between Capital One Financial Corporation and the Bank of New York as Guarantee Trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K filed on February 7, 2007).

4.10.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.10.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.7.4	Separation and Transition Advisory Services Agreement, dated as of July 9, 2007, by and between Capital One Financial Corporation and John Adam Kanas.

31.1	Section 302 Certification of Richard D. Fairbank

31.2	Section 302 Certification of Gary L. Perlin

32.1	Section 906 Certification of Richard D. Fairbank*

32.2	Section 906 Certification of Gary L. Perlin*

*	Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2007	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer