Form 10-Q
period 2007-09-30
CAPITAL ONE FINANCIAL CORP
filed 2007-11-08
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 2007.

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

As of October 31, 2007 there were 418,512,173 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

September 30, 2007

Part 1. Financial Information

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Condensed Reported Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except share and per share data)

	September 30 2007	December 31 2006
Assets:
Cash and due from banks	$1,819,121	$2,817,519
Federal funds sold and resale agreements	1,922,735	1,099,156
Interest-bearing deposits at other banks	703,805	743,821

Cash and cash equivalents	4,445,661	4,660,496
Securities available for sale	19,959,247	15,246,887
Mortgage loans held for sale	1,454,457	10,435,295
Loans held for investment	95,405,217	96,512,139
Less: Allowance for loan and lease losses	(2,320,000)	(2,180,000)

Net loans held for investment	93,085,217	94,332,139
Accounts receivable from securitizations	6,905,859	4,589,235
Premises and equipment, net	2,268,034	2,203,280
Interest receivable	793,693	816,426
Goodwill	12,952,838	13,635,435
Other	5,289,829	3,820,092

Total assets	$147,154,835	$149,739,285

Liabilities:
Non-interest-bearing deposits	$10,840,189	$11,648,070
Interest-bearing deposits	72,502,625	74,122,822

Total deposits	83,342,814	85,770,892
Senior and subordinated notes	10,784,182	9,725,470
Other borrowings	22,722,519	24,257,007
Interest payable	552,674	574,763
Other	4,965,794	4,175,947

Total liabilities	122,367,983	124,504,079

Stockholders’ Equity:
Preferred Stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding		—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 418,346,994 and 412,219,973 issued as of September 30, 2007 and December 31, 2006, respectively	4,183	4,122
Paid-in capital, net	15,768,525	15,333,137
Retained earnings	11,049,042	9,760,184
Cumulative other comprehensive income	346,184	266,180
Less: Treasury stock, at cost; 32,923,076 and 2,294,586 shares as of September 30, 2007 and December 31, 2006, respectively	(2,381,082)	(128,417)

Total stockholders’ equity	24,786,852	25,235,206

Total liabilities and stockholders’ equity	$147,154,835	$149,739,285

See Notes to Condensed Reported Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Reported Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Interest Income:
Loans held for investment, including past-due fees	$2,381,096	$1,814,803	$6,963,349	$5,044,362
Securities available for sale	252,550	151,616	694,608	483,078
Other	133,321	98,652	460,005	313,370

Total interest income	2,766,967	2,065,071	8,117,962	5,840,810
Interest Expense:
Deposits	740,091	442,571	2,220,177	1,262,412
Senior and subordinated notes	144,643	96,300	417,250	275,361
Other borrowings	257,759	231,685	712,937	604,563

Total interest expense	1,142,493	770,556	3,350,364	2,142,336

Net interest income	1,624,474	1,294,515	4,767,598	3,698,474
Provision for loan and lease losses	595,534	430,566	1,342,292	963,281

Net interest income after provision for loan and lease losses	1,028,940	863,949	3,425,306	2,735,193
Non-Interest Income:
Servicing and securitizations	1,354,303	1,071,091	3,569,281	3,250,201
Service charges and other customer-related fees	522,374	459,125	1,484,820	1,308,254
Mortgage servicing and other	52,661	44,520	172,476	118,378
Interchange	103,799	150,474	347,889	401,503
Other	116,525	36,175	321,417	251,213

Total non-interest income	2,149,662	1,761,385	5,895,883	5,329,549
Non-Interest Expense:
Salaries and associate benefits	627,358	554,504	1,970,433	1,607,113
Marketing	332,693	368,498	989,654	1,048,964
Communications and data processing	194,551	183,020	569,405	524,958
Supplies and equipment	134,639	111,625	384,971	322,837
Restructuring expense	19,354	—	110,428	—
Occupancy	77,597	49,710	230,835	151,840
Other	548,029	459,272	1,687,077	1,325,293

Total non-interest expense	1,934,221	1,726,629	5,942,803	4,981,005

Income from continuing operations before income taxes	1,244,381	898,705	3,378,386	3,083,737
Income taxes	428,010	310,866	1,108,279	1,059,972

Income from continuing operations, net of tax	816,371	587,839	2,270,107	2,023,765
(Loss) from discontinued operations, net of tax	(898,029)	—	(926,343)	—

Net (loss) income	$(81,658)	$587,839	$1,343,764	$2,023,765

Basic earnings per share:
Income from continuing operations	$2.11	$1.95	$5.74	$6.73
(Loss) from discontinued operations	(2.32)	—	(2.34)	—

Net (loss) income	$(0.21)	$1.95	$3.40	$6.73

Diluted earnings per share
Income from continuing operations	$2.09	$1.89	$5.66	$6.53
Loss from discontinued operations	(2.30)	—	(2.31)	—

Net (loss) income	$(0.21)	$1.89	$3.35	$6.53

Dividends paid per share	$0.03	$0.03	$0.08	$0.08

See Notes to Condensed Reported Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Reported Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share and per share data) (unaudited)

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands, except share and per share data)	Shares	Amount
Balance, December 31, 2005	302,786,444	$3,028	$6,848,544	$7,378,015	$6,129	$(106,802)	$14,128,914
Comprehensive income:
Net income	—	—	—	2,023,765	—	—	2,023,765

Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $10,619	—	—	—	—	19,206	—	19,206
Foreign currency translation adjustments	—	—	—	—	161,342	—	161,342
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $6,553	—	—	—	—	(12,743)	—	(12,743)

Other comprehensive income	—	—	—	—	167,805	—	167,805

Comprehensive income							2,191,570
Cash dividends - $.008 per share	—	—	—	(24,210)	—	—	(24,210)
Purchase of treasury stock	—	—	—	—	—	(8,575)	(8,575)
Issuances of common stock and restricted stock, net of forfeitures	689,489	7	27,670	—	—	—	27,677
Exercise of stock options and related tax benefits	3,079,235	30	233,058	—	—	—	233,088
Compensation expense for restricted stock awards and stock options			128,513	—	—	—	128,513

Balance, September 30, 2006	306,555,168	$3,065	$7,237,785	$9,377,570	$173,934	$(115,377)	$16,676,977

Balance, December 31, 2006	412,219,973	$4,122	$15,333,137	$9,760,184	$266,180	$(128,417)	$25,235,206
Cumulative effect from adoption of FIN 48				(31,830)			(31,830)
Cumulative effect from adoption of FAS 156, net of income taxes of $6,378				8,809			8,809
Comprehensive income:
Net income				1,343,764			1,343,764
Other comprehensive income, net of income tax:
Unrealized loss on securities, net of income taxes benefit of $5,436					(1,560)		(1,560)
Defined benefit pension plans, net of income tax benefit of $1,092					(2,028)		(2,028)

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands, except share and per share data)	Shares	Amount
Foreign currency translation adjustments					127,754		127,754
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $22,833					(44,162)		(44,162)

Other comprehensive income	—	—	—		80,004	—	80,004

Comprehensive income							1,423,768
Cash dividends - $.08 per share				(31,885)			(31,885)
Purchase of treasury stock						(2,252,665)	(2,252,665)
Issuances of common stock and restricted stock, net of forfeitures	1,234,190	13	28,023				28,036
Exercise of stock options and related tax benefits of exercises and restricted stock vesting	5,030,089	49	273,708				273,757
Compensation expense for restricted stock awards and stock options			139,379				139,379
Adjustment to issuance of common stock for acquisition	(137,258)	(1)	(10,463)				(10,464)
Allocation of ESOP shares			4,741				4,741

Balance, September 30, 2007	418,346,994	$4,183	$15,768,525	$11,049,042	$346,184	$(2,381,082)	$24,786,852

See Notes to Condensed Reported Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Income from continuing operations, net of tax	$2,270,107	$2,023,765
(Loss) from discontinued operations, net of tax	(926,343)	—

Net income	1,343,764	2,023,765
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	1,342,292	963,281
Depreciation and amortization, net	482,595	382,968
(Gains) losses on sales of securities available for sale	(68,306)	25,150
Gains on sales of auto loans	(10,927)	(27,455)
Gains on extinguishment of debt	(17,444)	—
Mortgage loans held for sale:
Transfers and originations	729,458	(113,725)
Loss on sales	7,712	—
Proceeds from sales	4,905,876	—
Stock plan compensation expense	309,969	150,443
Changes in assets and liabilities:
Decrease in interest receivable	32,234	34,438
Increase in accounts receivable from securitizations	(2,318,418)	(715,296)
Increase in other assets	(1,378,508)	(91,084)
(Decrease) increase in interest payable	(22,429)	15,319
Increase (decrease) in other liabilities	838,475	(100,999)
Net cash provided by operating activities attributable to discontinued operations	2,196,050	—

Net cash provided by operating activities	8,372,393	2,546,805

Investing Activities:
Purchases of securities available for sale	(10,880,031)	(5,034,885)
Proceeds from maturities of securities available for sale	5,258,692	2,915,064
Proceeds from sales of securities available for sale	965,185	2,513,479
Proceeds from securitizations of loans	9,875,362	9,907,624
Net increase in loans held for investment	(8,921,503)	(15,068,945)
Principal recoveries of loans previously charged off	469,392	418,581
Additions of premises and equipment, net	(314,063)	(530,995)
Net payments for companies acquired	(10,464)	—

Net cash used in investing activities	(3,557,430)	(4,880,077)

Financing Activities:
Net decrease in deposits	(2,428,078)	(320,117)
Net increase in other borrowings	515,093	2,088,027
Issuances of senior notes	1,495,740	3,188,372
Maturities of senior notes	(462,500)	(1,226,882)
Repurchases of senior notes	—	(31,296)
Purchases of treasury stock	(2,252,665)	(8,575)
Dividends paid	(31,885)	(24,210)
Net proceeds from issuances of common stock	32,777	27,677
Proceeds from share based payment activities	133,499	168,658
Net cash used in financing activities attributable to discontinued operations	(2,031,779)	—

Net cash (used in) provided by financing activities	(5,029,798)	3,861,654

(Decrease) increase in cash and cash equivalents	(214,835)	1,528,382
Cash and cash equivalents at beginning of year	4,660,496	4,071,267

Cash and cash equivalents at end of period	$4,445,661	$5,599,649

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

Note 1

Summary of Significant Accounting Policies

Business

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (the “Bank”) which currently offers credit and debit card products, deposit products, and also engages in a wide variety of lending and other financial activities.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

•	Capital One Auto Finance, Inc. (“COAF”) which offers automobile and other motor vehicle financing products.

Another subsidiary of the Corporation, Superior Savings of New England, N.A. (“Superior”) focuses on telephonic and media-based generation of deposits.

In the third quarter of 2007, the Company shutdown the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”), an operating subsidiary of CONA. Additional information is included in this Quarterly Report under the heading “Notes to Condensed Reported Consolidated Financial Statements – Note 2 – Discontinued Operations.”

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets, and (“SFAS 156”), which amends Statement of Financial Accounting Standards No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 156 changes the accounting for, and reporting of, the recognition and measurement of separately recognized servicing assets and liabilities. Effective January 1, 2007, the Company adopted SFAS 156 resulting in an $8.8 million cumulative effect, net of taxes, increase to the beginning balance of retained earnings.

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

The balance of unrecognized tax benefits at January 1, 2007 was $661.6 million. Included in the balance at January 1, 2007, are $83.5 million of tax positions which, if recognized, would affect the effective tax rate and $58.0 million of tax positions which, if recognized, would result in a reduction in goodwill. Also included in the balance is $466.4 million of tax positions related to items of income and expense for which the ultimate taxability or deductibility is highly certain, but for which there is uncertainty about the timing of recognition. Because of the impact of deferred tax accounting, other than interest and penalties, the acceleration of taxability or deferral of deductibility of these items would not affect the annual effective tax rate but may accelerate the payment of taxes to an earlier period.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense, consistent with its policy prior to adoption of FIN 48. The accrued balance of interest and penalties related to unrecognized tax benefits at January 1, 2007 is $119.1 million.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in certain countries and states in which the Company has significant business operations. The tax years subject to examination vary by jurisdiction. The IRS is currently examining the Company’s federal income tax returns for the years 2003 and 2004 as well as the tax returns of certain acquired subsidiaries for the year 2004. During 2006, the IRS concluded its examination of the Company’s federal income tax returns for the years 2000-2002. Tax issues for years 1995-1999 are pending in the U.S. Tax Court and the conclusion of those matters could impact tax years after 1999.

As of September 30, 2007, the IRS has proposed adjustments with respect to the timing of recognition of items of income and expense derived from the Company’s credit card business in various tax years. The ultimate resolution of these issues is not expected to have a material effect on the Company’s operations or financial condition. However, the Company anticipates that it is reasonably possible that a payment of up to $250 million, principally related to these timing issues, will be made within twelve months of the reporting date resulting in a significant reduction to the Company’s liability for unrecognized tax benefits.

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

Loan securitization involves the transfer of a pool of loan receivables to a trust or other special purpose entity. The trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of asset backed securities and distributes the proceeds to the Company as consideration for the loans transferred. The Company removes loans from the Reported Consolidated Balance Sheets for securitizations that qualify as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of SFAS No. 125 (“SFAS 140”). Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s Reported Consolidated Balance Sheet with an offsetting liability recognized in the amount of proceeds received.

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

Gains on securitization transactions, fair value adjustments related to residual interests in securitizations are recognized in income in the Consolidated Statements of Income and amounts due from the trusts are included in accounts receivable from securitizations on the Reported Consolidated Balance Sheets. As of September 30, 2007 and December 31, 2006, the retained interest on the Reported Consolidated Balance Sheet was $2.4 billion and $2.2 billion, respectively. See Note 22 in the Company’s Form 10-K for the year December 31, 2006 for additional detail.

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

Loans Held for Investment

Loans held for investment include consumer and commercial loans. Consumer loans include credit card, installment, auto and mortgage loans. Credit card loans are reported at their principal amounts outstanding and include uncollected billed interest and fees. Certain mortgage loans associated with the GreenPoint shut down, which were previously categorized as held for sale and marked at the lower of aggregate cost or fair value, were transferred to held for investment at September 30, 2007. All other loans are reported at their principal amounts outstanding.

All new originations of consumer and commercial loans, except for certain mortgage loans previously originated under GreenPoint, are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future or until maturity or payoff. See Item 8 “Notes to Condensed Reported Financial Statements—Note 1—Summary of Significant Accounting Policies,” in the Company’s Form 10-K for the year ended December 31, 2006 for additional detail on Mortgage Loans Held for Sale. Management believes the foreseeable future is relatively short based on the weighted average life of the consumer loans and the homogeneous nature of the receivables. In determining the amount of loans held for investment, management makes judgments about the Company’s ability to fund these loans through means other than securitization, such as deposits and other borrowings. Management assesses whether loans can continue to be held for investment on a quarterly basis by considering capital levels and scheduled maturities of funding instruments used.

Consumer loan balances that are expected to be securitized in the next three months are accounted for as held for sale. The loans that have been identified as held for sale are carried at the lower of aggregate cost or fair value and an allowance for loan losses is not provided for these loans. Management believes its ability to reasonably forecast the amount of existing consumer loans that should be accounted for as held for sale is limited to three months from the balance sheet date because of the short-term nature of the assets, the revolving nature of the securitization structures and the fact that securitizations that occur beyond three months will involve a significant proportion of consumer loans that have not yet been originated. The Company continues to include these loans in loans held for investment because separate classification in the Reported Consolidated Balance Sheets and related impacts to the Reported Consolidated Statements of Income is considered immaterial to the Company’s financial statements. Cash flows associated with loans that are originated with the intent to hold for investment are classified as investing cash flow, regardless of a subsequent change of intent.

Note 2

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shutdown the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint, realizing an after-tax loss of $898.0 million. GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results of continuing operations for 2007.

The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking Segment in conjunction with the shutdown of the mortgage origination operation and the results of the Local Banking Segment were restated to include the mortgage servicing results for each period of 2007.

Major components of the $898.0 million after-tax loss associated with the shut down of GreenPoint’s origination operations include approximately $646.0 million from the non-cash write-down of goodwill associated with the acquisition of GreenPoint as part of the North Fork Bancorporation in December 2006, $177.8 million of valuation adjustments, $59.0 million in restructuring charges associated with severance benefits and facilities closure and $15.2 million in loss from operations. The vast majority of charges associated with the shutdown of GreenPoint’s mortgage origination operations were incurred in the third quarter of 2007.

Due to turmoil in the secondary mortgage markets in the third quarter of 2007, the Company decided to retain certain GreenPoint loans and has reclassified them to held for investment at September 30, 2007. Continuing cash flows from the held for investment loan portfolios are considered indirect cash flows of the origination operation. The Company will have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net interest income	$22,621	$62,437
Non-interest income	(205,281)	(134,812)
Provision for loan and lease losses	75,829	80,151
Non-interest expense	790,929	940,601
Income tax benefit	(151,389)	(166,784)

Loss from discontinued operations, net of taxes	$(898,029)	$(926,343)

The Company’s wholesale mortgage banking unit had assets of approximately $3.3 billion as of September 30, 2007 consisting primarily of $1.2 billion of mortgage loans held for sale and $1.6 billion of mortgage loans held for investment. The related liabilities consisted of obligations to fund these assets.

Note 3

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

The following unaudited pro forma condensed statements of income assume that the Company and North Fork were combined at the beginning of 2006. Discontinued Operations in the proformas represent the proforma results for the mortgage origination operation of GreenPoint Mortgage that was shutdown in the third quarter of 2007.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net interest income	$1,654,782	$4,726,929
Non-interest income	1,824,653	5,518,216
Provision for loan and lease losses	439,566	990,281
Non-interest expense	1,896,832	5,653,624
Income taxes	390,769	1,226,288

Income from continuing operations	752,268	2,374,952
Income from discontinued operations	49,130	112,345

Net income	$801,398	$2,487,297

Basic earnings per share:
Income from continuing operations	$1.86	$5.87
Income from discontinued operations	0.12	0.28

Net income	$1.98	$6.15

Diluted earnings per share:
Income from continuing operations	$1.81	$5.73
Income from discontinued operations, net of tax	0.12	0.27

Net income	$1.93	$6.00

(1)	Pro forma adjustments include the following adjustments: accretion for loan fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for interest-bearing deposits fair value premium, accretion for subordinated notes fair value premium, addition of interest expense for borrowings used to fund the acquisition, and related amortization for intangibles acquired, net of North Fork’s historical intangible amortization expense.

Note 4

Segments

With the Company’s diversification into banking through the acquisition of Hibernia Corporation in late 2005 and the acquisition of North Fork in fourth quarter 2006, the Company strategically manages its business at two operating segment levels: Local Banking and National Lending. Local Banking includes consumer, small business and commercial deposits and lending conducted within its branch network. The National Lending segment consists of the following three sub-segments:

•	U.S. Card sub-segment which consists of domestic consumer credit and debit card activities.

•	Auto Finance sub-segment which includes automobile and other motor vehicle financing activities.

•	Global Financial Services sub-segment consisting of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities.

In the third quarter of 2007, the Company shutdown mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. The results of the mortgage origination operations are being reported as discontinued operations for each period presented, and are not included in segment results of the Company. The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking Segment in conjunction with the shutdown of the mortgage origination operation, and the results of the Local Banking Segment were restated to include the mortgage servicing results for each period of 2007.

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

See Note 1, Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the accounting policies of the reportable segments.

The following tables present certain information regarding our continuing operations by segment:

Total Company	Three Months Ended September 30, 2007
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$2,279,763	$584,925	$(61,250)	$2,803,438	$(1,178,964)	$1,624,474
Non-interest income	1,312,146	195,204	10,639	1,517,989	631,673	2,149,662
Provision for loan and lease losses	1,196,087	(58,285)	5,023	1,142,825	(547,291)	595,534
Restructuring expenses	—	—	19,354	19,354	—	19,354
Other non-interest expenses	1,367,607	543,390	3,870	1,914,867	—	1,914,867
Income tax provision (benefit)	352,847	102,693	(27,530)	428,010	—	428,010

Net income (loss)	$675,368	$192,331	$(51,328)	$816,371	—	$816,371

Loans held for investment	$102,556,271	$42,233,665	$(21,375)	$144,768,561	$(50,980,053)	$93,788,508
Total deposits	$2,295,131	$73,419,558	$7,628,125	$83,342,814	—	$83,342,814

Total Company	Three Months Ended September 30, 2006
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$1,988,818	$258,198	$(29,194)	$2,217,822	$(923,307)	$1,294,515
Non-interest income	1,213,924	115,526	(54,041)	1,275,409	485,976	1,761,385
Provision for loan and lease losses	862,375	5,495	27	867,897	(437,331)	430,566
Restructuring expenses	—	—	—	—	—	—
Other non-interest expenses	1,411,882	297,080	17,667	1,726,629	—	1,726,629
Income tax provision (benefit)	324,366	24,902	(38,402)	310,866	—	310,866

Net income (loss)	$604,119	$46,247	$(62,527)	$587,839	—	$587,839

Loans held for investment	$98,909,970	$13,326,088	$2,488	$112,238,546	$(48,626,377)	$63,612,169
Total deposits	$2,461,941	$35,163,849	$9,987,360	$47,613,150	—	$47,613,150

National Lending sub-segment detail	Three Months Ended September 30, 2007
	U.S. Card	Auto Finance	Global Financial Services	Total National Lending
Net interest income	$1,357,200	$377,522	$545,041	$2,279,763
Non-interest income	975,502	13,514	323,130	1,312,146
Provision for loan and lease losses	662,428	244,537	289,122	1,196,087
Non-interest expenses	815,470	152,275	399,862	1,367,607
Income tax provision	294,053	(1,987)	60,781	352,847

Net income	$560,751	$(3,789)	$118,406	$675,368

Loans held for investment	$49,573,279	$24,335,242	$28,647,750	$102,556,271

	Three Months Ended September 30, 2006
National Lending sub-segment detail	U.S. Card	Auto Finance	Global Financial Services	Total National Lending
Net interest income	$1,179,751	$348,323	$460,744	$1,988,818
Non-interest income	881,304	21,181	311,439	1,213,924
Provision for loan and lease losses	451,782	161,145	249,448	862,375
Non-interest expenses	899,062	154,014	358,806	1,411,882
Income tax provision	248,574	19,021	56,771	324,366

Net income	$461,637	$35,324	$107,158	$604,119

Loans held for investment	$51,127,654	$21,158,797	$26,623,519	$98,909,970

(1)	Income statement adjustments for the three months ended September 30, 2007 reclassify the net of finance charges of $1,659.5 million, past due fees of $262.7 million, other interest income of $(42.7) million and interest expense of $700.5 million; and net charge-offs of $547.3 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

Income statement adjustments for the three months ended September 30, 2006 reclassify the net of finance charges of $1,357.3 million, past due fees of $229.0 million, other interest income of $(55.5) million and interest expense of $607.5 million; and net charge-offs of $437.3 million to non-interest income from net interest income and provision for loan losses, respectively.

Total Company	Nine Months Ended September 30, 2007
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$6,414,011	$1,742,959	$(137,733)	$8,019,237	$(3,251,639)	$4,767,598
Non-interest income	3,627,784	605,926	(34,174)	4,199,536	1,696,347	5,895,883
Provision for loan and lease losses	2,914,452	(10,580)	(6,288)	2,897,584	(1,555,292)	1,342,292
Restructuring expenses	—	—	110,428	110,428	—	110,428
Other non-interest expenses	4,156,058	1,646,450	29,867	5,832,375	—	5,832,375
Income tax provision (benefit)	1,022,271	248,853	(162,845)	1,108,279	—	1,108,279

Net income (loss)	$1,949,014	$464,162	$(143,069)	$2,270,107	$—	$2,270,107

Loans held for investment	$102,556,271	$42,233,665	$(21,375)	$144,768,561	$(50,980,053)	$93,788,508
Total deposits	$2,295,131	$73,419,558	$7,628,125	$83,342,814	—	$83,342,814

Total Company	Nine Months Ended September 30, 2006
	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$5,887,279	$752,350	$(46,008)	$6,593,621	$(2,895,147)	$3,698,474
Non-interest income	3,418,912	334,050	(56,027)	3,696,935	1,632,614	5,329,549
Provision for loan and lease losses	2,197,012	21,948	6,854	2,225,814	(1,262,533)	963,281
Restructuring expenses	—	—	—	—	—	—
Other non-interest expenses	4,096,576	860,063	24,366	4,981,005	—	4,981,005
Income tax provision (benefit)	1,054,750	71,536	(66,314)	1,059,972	—	1,059,972

Net income (loss)	$1,957,853	$132,853	$(66,941)	$2,023,765	$—	$2,023,765

Loans held for investment	$98,909,970	$13,326,088	$2,488	$112,238,546	$(48,626,377)	$63,612,169
Total deposits	$2,461,941	$35,163,849	$9,987,360	$47,613,150	$—	$47,613,150

National Lending sub-segment detail	Nine Months Ended September 30, 2007
	U.S. Card	Auto Finance	Global Financial Services	Total National Lending
Net interest income	$3,757,975	$1,123,613	$1,532,423	$6,414,011
Non-interest income	2,596,536	97,373	933,875	3,627,784
Provision for loan and lease losses	1,438,853	626,873	848,726	2,914,452
Non-interest expenses	2,485,259	474,267	1,196,532	4,156,058
Income tax provision	836,057	41,227	144,987	1,022,271

Net income	$1,594,342	$78,619	$276,053	$1,949,014

Loans held for investment	$49,573,279	$24,335,242	$28,647,750	$102,556,271

National Lending sub-segment detail	Nine Months Ended September 30, 2006
	U.S. Card	Auto Finance	Global Financial Services	Total National Lending
Net interest income	$3,521,274	$1,021,560	$1,344,445	$5,887,279
Non-interest income	2,459,800	67,241	891,871	3,418,912
Provision for loan and lease losses	1,089,921	343,664	763,427	2,197,012
Non-interest expenses	2,604,665	437,784	1,054,127	4,096,576
Income tax provision	800,272	107,573	146,905	1,054,750

Net income	$1,486,216	$199,780	$271,857	$1,957,853

Loans held for investment	$51,127,654	$21,158,797	$26,623,519	$98,909,970

(1)

Income statement adjustments for the nine months ended September 30, 2007 reclassify the net of finance charges of $4,686.1 million, past due fees of $703.0 million, other interest income of $(120.6) million and interest expense of $2,016.9 million; and net charge-offs of $1,555.3 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

Income statement adjustments for the nine months ended September 30, 2006 reclassify the net of finance charges of $4,062.6 million, past due fees of $722.5, other interest income of $(178.8) million and interest expense of $1,711.2 million; and net charge-offs of $1,262.5 million to non-interest income from net interest income and provision for loan losses, respectively.

Note 5

Comprehensive Income

Comprehensive income for the three months ended September 30, 2007 and 2006, respectively was as follows:

	Three Months Ended September 30
	2007	2006
Comprehensive Income:
Net (loss) income	$(81,658)	$587,839
Other comprehensive income, net of tax	100,753	113,807

Total comprehensive income	$19,095	$701,646

Note 6

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Numerator:
Income from continuing operations, net of tax	$816,371	$587,839	$2,270,107	$2,023,765
(Loss) from discontinued operations, net of tax	(898,029)	—	(926,343)	—

Net (loss) income	$(81,658)	$587,839	$1,343,764	$2,023,765

Denominator:
Denominator for basic earnings per share - Weighted-average shares	386,133	301,571	395,199	300,524
Effect of dilutive securities:
Stock options	3,772	7,520	5,088	8,056
Contingently issuable shares	—	—	255	—
Restricted stock	939	1,294	710	1,223

Dilutive potential common shares	4,711	8,814	6,053	9,279
Denominator for diluted earnings per share - Adjusted weighted-average shares	390,844	310,385	401,252	309,803

Basic earnings per share
Income from continuing operations	2.11	1.95	5.74	6.73
(Loss) from discontinued operations	(2.32)	—	(2.34)	—

Net (loss) income	$(0.21)	$1.95	$3.40	$6.73

Diluted earnings per share
Income from continuing operations	2.09	1.89	5.66	6.53
(Loss) from discontinued operations	(2.30)	—	(2.31)	—

Net (loss) income	$(0.21)	$1.89	$3.35	$6.53

Note 7

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Discontinued Operations	Total
Balance at December 31, 2006	$2,278,880	$1,623,928	$9,732,627	$—	$13,635,435
Transfers	4,804,007	4,278,620	(9,732,627)	650,000	—
Additions	—	—	—	—	—
Adjustments	—	(28,924)	—	—	(28,924)
Disposals	—	(9,151)	—	(650,000)	(659,151)
Foreign Currency Translation	5,478	—	—	—	5,478

Balance at September 30, 2007	$7,088,365	$5,864,473	$—	$—	$12,952,838

National Lending Detail	U.S. Card	Auto Finance	Global Financial Services	National Lending Total
Balance at December 31, 2006	$762,284	$763,648	$752,948	$2,278,880
Transfers	2,368,716	1,341,339	1,093,952	4,804,007
Additions	—	—	—	—
Adjustments	—	—	—	—
Disposals	—	—	—	—
Foreign Currency Translation	—	—	5,478	5,478

Balance at September 30, 2007	$3,131,000	$2,104,987	$1,852,378	$7,088,365

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

For the nine months ended September 30, 2007, purchase accounting adjustments to assets of $29.3 million, liabilities of $(39.2) million and to equity of $(10.4) million associated with the acquisition of North Fork in 2006, and adjustments to liabilities of $(7.3) million and to equity of $(1.3) million associated with the acquisition of Hibernia in 2005, were made to the Local Banking segment. In addition, $9.2 million of goodwill associated with the divestiture of one its subsidiaries, Hibernia Insurance Agency, was removed from the Local Banking segment.

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In the third quarter of 2007, the Company shutdown the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. As a result of the closure of the mortgage originations business, a goodwill impairment loss of $650.0 million ($646.0 million after tax) was recognized as part of discontinued operations.

For the nine months ended September 30, 2007, no additional impairment on goodwill was required to be recognized.

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

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$1,320,000	$(254,504)	$1,065,496	10.4 years
Lease intangibles	46,527	(8,600)	37,927	7.8 years
Trust intangibles	10,500	(2,071)	8,429	16.3 years
Other intangible	8,576	(2,546)	6,030	10.3 years

Total	$1,385,603	$(267,721)	$1,117,882

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $55.0 million and $167.8 million for the three months and nine months ended September 30, 2007. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 10.3 years.

Note 8

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee, and are carried at fair value; changes in fair value are recognized in mortgage servicing and other. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights:

Mortgage Servicing Rights:	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Balance, Beginning of period	$316,031	$252,295
Cumulative effect adjustment for the adoption of FAS 156	—	15,187
Originations	18,342	64,503
Sales	(961)	(2,676)
Change in fair value	(34,133)	(30,030)

Balance at September 30, 2007	$299,279	$299,279

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	1.00%	1.00%
Weighted Average Service Fee	0.28	0.28

The significant assumptions used in estimating the fair value of the servicing assets at September 30, 2007 were as follows:

September 30, 2007
Weighted average prepayment rate (includes default rate)	23.91%
Weighted average life (in years)	4.0
Discount rate	10.47%

At September 30, 2007, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $14.1 million and $26.6 million, respectively.

As of September 30, 2007, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $45.0 billion, of which $30.8 billion was serviced for investors other than the Company.

Note 9

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

The Company had contractual amounts of standby letters of credit, commercial letters of credit, and financial guarantees of $1.2 billion at September 30, 2007. As of September 30, 2007, financial guarantees had expiration dates ranging from 2007 to 2009. The fair value of the guarantees outstanding at September 30, 2007 that have been issued since January 1, 2003, was $3.0 million and was included in other liabilities.

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

Note 10

Restructuring

During the second quarter of 2007, the Company announced a broad-based initiative to reduce expenses and improve the competitive cost position of the Company. The 2007 cost initiative includes actions already taken during the second and third quarters of 2007 across the Company.

Restructuring initiatives leverage the capabilities of recently completed infrastructure projects in several of the Company’s businesses. The scope and timing of the expected cost reductions are the result of an ongoing, comprehensive review of operations within and across the Company’s businesses, which began earlier in 2007.

The Company anticipates recording charges of approximately $300.0 million pre-tax over the course of the cost reduction initiative. Approximately $150.0 million of these charges are related to severance benefits, while the remaining charges are associated with items such as contract and lease terminations and consolidation of facilities and infrastructure.

In 2007, expected pre-tax charges related to the cost restructuring initiative are approximately $150.0 million.

Restructuring expenses associated with continuing operations were comprised of the following:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Restructuring Expenses:
Employee termination benefits	$16,620	$65,463
Occupancy	—	4,012
Supplies and equipment	—	17,207
Marketing	—	1,372
Other	2,734	22,374

Total Restructuring Expenses	$19,354	$110,428

Employee termination benefits include charges for executives of the Company for the three and nine months ended September 30, 2007 of $5.2 million and $12.8 million, respectively. Employee termination benefits include charges for associates of the Company for the three and nine months ended September 30, 2007 of $11.4 million and $52.7 million, respectively.

Included in the $22.4 million of other restructuring expenses for the nine months ended September 30, 2007 are $15.0 million of contract termination costs and $4.6 million of software impairment.

Expenses related to the Company’s 2007 cost initiative for the three and nine months ended September 30, 2007 were recorded as part of non-interest expense in continuing operations. $10.1 million of the second quarter’s restructuring expenses relating to GreenPoint’s origination business has been reclassified from restructuring expenses to loss from discontinued operations. These charges consisted of employee termination benefits of $4.7 million, occupancy of $4.4 million, and supplies and equipment of $1.0 million. The restructuring accrual included $4.4 million of charges related to GreenPoint at June 30, 2007, which was adjusted during the third quarter.

The Company made $7.2 million and $10.9 million in cash payments for restructuring charges during the three and nine months ended September 30, 2007 that related to employee termination benefits. Restructuring accrual activity associated with the Company’s 2007 cost initiative for the three and nine months ended September 30, 2007 was as follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Restructuring accrual activity:
Balance, beginning of period	$69,937	$—
Restructuring charges	19,354	110,428
Cash payments	(7,165)	(10,871)
Noncash write-downs and other adjustments	(13,704)	(31,135)

Balance, end of period	$68,422	$68,422

Note 11

Accelerated Share Repurchase Program

On March 12, 2007, the Company entered into a $1.5 billion accelerated share repurchase (“ASR”) agreement with Credit Suisse, New York Branch (“CSNY”). The ASR agreement was entered into pursuant to the Company’s $3.0 billion stock repurchase program announced on January 25, 2007. Under the ASR agreement, the Company purchased $1.5 billion dollars of its $.01 par value common stock at an initial price of $73.57 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 2, 2007, the effective date of the agreement. The ASR program was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted EPS on the effective date of the agreement. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of $0 at the effective date. The impact of the ASR on basic and diluted EPS for the three months ended September 30, 2007 was $(0.01). The impact on basic and diluted EPS for the nine months ended September 30, 2007 was $0.11. The impact of the ASR on basic and diluted EPS from continuing operations for the three months ended September 30, 2007 was $0.11 and $0.10, respectively. The impact on basic and diluted EPS from continuing operations for the nine months ended September 30, 2007 was $0.18.

An ASR combines the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of an open stock repurchase program. The ASR agreement provided that the Company or CSNY would be obligated to make certain additional payments upon final settlement of the ASR agreement. Most significantly, the Company would receive from, or be required to pay, CSNY a purchase price adjustment based on the daily volume weighted average market price of the Company’s common stock over a period beginning after the effective date of the agreement through on or around August 22, 2007. These additional payments to be satisfied in shares of the Company’s common stock. On August 27, 2007, the ASR program terminated with the delivery of 343,512 shares back to CSNY for a net share retirement of 20,045,233 shares.

The arrangements were intended to comply with Rules 10b5-1(c)(1)(i) and 10b-18 of the Securities Exchange Act of 1934, as amended. In addition to the $1.5 billion ASR, the Company repurchased $0.48 billion and $0.73 billion of shares in an open market repurchase, during the three months and nine months ended September 30, 2007, respectively.

Additional share repurchase information is included in Part 1, Item 2. Section V, Management Summary, Q3 2007 Significant Events and Part 2, Item 2. “Unregistered Sales of Equity Securities and Uses of Proceeds.”

Note 12

Subsequent Events

Sale of interest in Spanish Market

On October 1, 2007 the Company completed the sale of its interest in a relationship agreement to develop and market consumer credit products in the Spanish Market. The gain related to this sale was approximately $30 million and will be recorded in non-interest income in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

We are a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services.

We are delivering on our strategy of combining the power of national scale lending and local scale banking. As of September 30, 2007, we had $83.3 billion in deposits and $146.4 billion in managed loans held for investment.

Our earnings are primarily driven by lending to consumers, small business and commercial customers and by deposit-taking activities which generate net interest income, and by activities that generate non-interest income, including the servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense, operating efficiency all affect our profitability.

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

Of our total managed loans, 35% and 43% were included in off-balance sheet securitizations for the periods ended September 30, 2007 and September 30, 2006, respectively.

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

	As of and for the three months ended September 30, 2007
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures (3)
Net interest income	$1,624,474	$1,178,964	$2,803,438
Non-interest income	2,149,662	(631,673)	1,517,989

Total revenue	3,774,136	547,291	4,321,427
Provision for loan losses	595,534	547,291	1,142,825
Net charge-offs	$480,065	$547,291	$1,027,356

Balance Sheet Measures
Loans Held for Investment	$95,405,217	$50,980,053	$146,385,270
Total assets	$147,154,835	$50,135,190	$197,290,025
Average loans Held for Investment	$92,450,865	$52,036,422	$144,487,287
Average earning assets	$121,169,771	$49,884,042	$171,053,813
Average total assets	$147,884,578	$51,237,294	$199,121,872
Delinquencies	$3,077,211	$2,020,368	$5,097,579

(1)	Income statement adjustments reclassify the net of finance charges of $1,659.5 million, past-due fees of $262.7 million, other interest income of $(42.7) million and interest expense of $700.5 million; and net charge-offs of $547.3 million from Non-interest income to Net interest income and Provision for loan losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

V. Management Summary

In the third quarter of 2007, the Company shutdown the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. The results of the mortgage origination operations are being reported as discontinued operations for each period presented. The results of operations of GreenPoint’s mortgage servicing business are reported as continuing operations for each period presented. Additional information is included in this Quarterly Report under the heading “Notes to Condensed Reported Consolidated Financial Statements – Note 2 – Discontinued Operations.”

We recorded a loss of $81.6 million for the third quarter of 2007, $816.4 million in income from continuing operations, and a $898.0 million loss from discontinued operations, net of tax.

The following discussion provides a summary of the third quarter of 2007 results compared to the same period in the prior year. All the comparisons are based on continuing operations.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We had net income for the quarter of $816.4 million, an increase of $228.5 million from the third quarter of 2006. Diluted EPS increased 11% to $2.09 per share. 2007 results include the impact of the North Fork Bank acquisition that was completed on December 1, 2006.

Key factors in the third quarter 2007 results compared to the third quarter of 2006 include:

•

Net interest income grew 25% or $330.0 million as a result of increased margins driven mainly by selective pricing changes in the U.S. Card portfolio, modest loan volume growth, and the acquisition of North Fork in 2006.

•	Provision for loan and lease losses increased by 38%, due primarily to the continued normalization of charge-offs.

•

Non interest income for the quarter increased 22%, driven by a combination of increases in servicing and securitization income, service charges and other customer-related fees, mortgage servicing and other, and other non interest income, offset by a decrease in interchange.

•

Non-interest expense increased $207.6 million for the three months ended September 30, 2007. The increase in operating expense was driven by the addition of North Fork Bank’s operating expenses, CDI amortization and integration expenses associated with our bank acquisitions, and restructuring charges associated with our 2007 cost initiative.

•

The change in EPS was positively impacted by an increase in income from continuing operations and the impact of share repurchases that were executed in the second and third quarters of 2007 offset by the net of the incremental shares that were issued as part of the North Fork Bank acquisition.

Managed loans held for investment as of September 30, 2007 were $144.8 billion, up 29% or $32.5 billion from September 30, 2006. This increase in loan growth is primarily attributable to the acquisition of North Fork in December 2006.

We ended the third quarter of 2007 with $83.3 billion in total deposits, up $35.7 billion, or 75% from September 30, 2006. These deposits represent 48% of the total managed liabilities. The increase in deposits is attributable to the acquisition of North Fork in December 2006.

Q3 2007 Significant Events

Share Repurchase

During the third quarter the $1.5 billion ASR agreement terminated with the delivery of 343,512 shares back to CSNY for a net share retirement of 20,045,233 shares. During the third quarter we also executed $0.48 billion of shares in an open market repurchase. Additional information is included in this Quarterly Report under the heading “Notes to Condensed Reported Consolidated Financial Statements – Note 11 – Accelerated Share Repurchase Program” and Part 2, Item 2. “Unregistered Sales of Equity Securities and Uses of Proceeds”.

Senior Note Issuance

During the third quarter, we closed the public offering of $1,500,000,000 aggregate principal amount of our Senior Notes Due 2017 (the “Notes”). The Notes were issued pursuant to a Senior Indenture dated as of November 1, 1996 (the “Indenture”) between the Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as Indenture Trustee. Proceeds from the sale of the notes will be used for general corporate purposes, which may include repurchases of shares of our common stock.

Restructuring Associated with 2007 Cost Initiative

During the second quarter of 2007, we announced a broad-based initiative to reduce expenses and improve our competitive cost position. We recognized $19.4 million in restructuring charges in the third quarter of 2007. Additional information is included in this Quarterly Report under the heading “Notes to Condensed Reported Consolidated Financial Statements – Note 10 – Restructuring”.

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shutdown the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint realizing an after-tax loss of $898.0 million. GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results of continuing operations for 2007.

The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s results of continuing operations. These results are included in the Company’s Local Banking Segment for each period presented in 2007.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XIII, Tabular Summary as detailed in sections below.

All quarterly comparisons are made between the three month period ended September 30, 2007 and the three month period ended September 30, 2006, unless otherwise indicated.

All year to date comparisons are made between the nine month period ended September 30, 2007 and the nine month period ended September 30, 2006, unless otherwise indicated.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three months ended September 30, 2007, reported net interest income increased 25%, or $330.0 million. For the nine months ended September 30, 2007, reported net interest income increased 29%, or $1,069.1 million. The increase in Net Interest Income was driven by the acquisition of North Fork Bank, modest loan growth, and increased margins in the U.S. Card sub-segment due to selective pricing changes implemented after the completion of our card holder system conversion. Net interest margin decreased 84 and 86 basis points for the three and nine months ended September 30, 2007, respectively, primarily due to the addition of the North Fork portfolio.

For additional information, see section XIII, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, mortgage servicing and other income, interchange income and other non-interest income.

For the three and nine months ended September 30, 2007, non-interest income increased 22% and 11%, respectively. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees resulting from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests resulting from securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income increased 26% and 10%, respectively, for the three and nine months ended September 30, 2007. For the three months ended September 30, 2007, the increase was primarily driven by an increase in off-balance sheet funding activity partially offset by an increase in charge-offs. The increase of servicing and securitizations income for the nine months ended September 30, 2007 was due to higher gains on sales from an increase in off-balance sheet funding activity and an increase of finance charge income offset by continued normalization of credit losses.

Service Charges and Other Customer-Related Fees

For the three and nine months ended September 30, 2007, service charges and other customer-related fees grew 14%, due to the inclusion of North Fork and pricing changes in the U.S. Card sub-segment.

Mortgage Servicing and Other

Mortgage servicing and other is comprised of non-interest income related to our continuing mortgage servicing business and other mortgage related income. For the three months ended September 30, 2007, mortgage servicing and other income grew 18%, or $8.1 million. For the nine months ended September 30, 2007, mortgage servicing and other income grew 46%, or $54.1 million, driven by the acquisition of North Fork in 2006.

Interchange

Interchange income, net of rewards expense, decreased 31% and 13%, respectively, for the three and nine months ended September 30, 2007. Costs associated with our rewards programs increased 29% and decreased 10%, respectively, for the three and nine months ended September 30, 2007. Purchase volumes increased 0.3% and 4% for the three and nine months ended September 30, 2007, respectively.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, service provider revenue generated by our healthcare finance business, gains on the sale of auto loans and income earned related to purchased charged-off loan portfolios.

Other non-interest income for the three and nine months ended September 30, 2007, increased $80.4 million and $70.2 million, respectively. The increase in Other Non-Interest income for the three months ended September 30, 2007 is primarily driven by the acquisition of North Fork in December 2006. Additionally, the increase in Other Non-Interest income for the nine months ended September 30, 2007 is due to a $46.2 million gain from the sale of a stake in DealerTrack Holding Inc. in the first quarter of 2007, offset by a $59.8 million gain from the sale of purchased charged-off loan portfolios in 2006.

Provision for loan and lease losses

Provision for loan and lease losses increased 38% and 39%, respectively, for the three and nine months ended September 30, 2007. The increases in the provision are as a result of the continued normalization of consumer credit, the mix effects of the our planned decline in prime revolving credit card loans and continued elevated losses in our auto finance sub-segment, and the increase in our coverage ratio of allowance to loans held for investment in anticipation of future credit losses.

Non-interest expense

Non-interest expense consists of marketing, operating, and restructuring expenses.

For the three months ended September 30, 2007, non-interest expense increased 12%, reflecting a 18% increase in operating expenses and a 10% decrease in marketing expense. Non-interest expense increased $207.6 million to $1.9 billion for the three months ended September 30, 2007. For the nine months ended September 30, 2007, non-interest expense increased 19%, reflecting a 26% increase in operating expenses and a 6% decrease in marketing expenses. Non-interest expense increased $961.8 million to $5.9 billion for the nine months ended September 30, 2007. The increase in operating expense was driven by the addition of North Fork Bank’s operating expenses, CDI amortization and integration expenses associated with our bank acquisitions, restructuring charges associated with our 2007 cost initiative, and the accelerated vesting of restricted stock related to the transition to new management in our Banking business.

Income taxes

The Company’s effective income tax rate on income from continuing operations was 34.4% and 32.8% for the three and nine month periods ended September 30, 2007, respectively, compared to 34.6% and 34.4% for the same periods in the prior year. The effective rate includes state, federal and international income tax components. The decrease in the rate for the nine month period ended September 30, 2007 compared to the same period in the prior year was primarily due to changes in the Company’s international tax positions and increases in certain tax credits during the second quarter of 2007.

Loan Portfolio Summary

We analyze our financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. We have retained servicing rights for our securitized loans and receive servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment from continuing operations grew $33.2 billion, or 30%, and $36.4 billion, or 34%, respectively, for the three and nine months ended September 30, 2007. The increases in average managed loans held for investment for the three and nine months ended September 30, 2007 was driven by loan growth in the Local Banking segment as a result of the North Fork acquisition in 2006.

For additional information, see section XIII, Tabular Summary, Table C (Managed Consumer Loan Portfolio) and Table D (Composition of Reported Loan Portfolio).

Delinquencies

We believe delinquencies to be an indicator of loan portfolio credit quality at a point in time. The entire balance of an account is contractually delinquent if the minimum payment is not received by the statement cycle date. Delinquencies not only have the potential to impact earnings if the account charges off, but they also result in additional costs in terms of the personnel and other resources dedicated to resolving the delinquencies.

For additional information, see section XIII, Tabular Summary, Table E (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. We charge off credit card loans at 180 days past the statement cycle date and generally charge off other consumer loans at 120 days past the due date or upon repossession of collateral. Non-collateralized consumer bankruptcies are typically charged-off within 2-7 days upon notification and in any event within 30 days of notification. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense.

For the three months ended September 30, 2007, the reported and managed net charge-off rates decreased 27 and 6 basis points, respectively, with net charge-off dollars increasing 30% and 27% on a reported and managed basis, respectively, compared to the same period in the prior year. For the nine months ended September 30, 2007, the reported and managed net charge-off rates decreased 25 and 11 basis points, respectively, with net charge-off dollars increasing 36% and 29% on a reported and managed basis, respectively, compared to the same period in the prior year. The increases in net charge-off dollars are due to the normalization of consumer credit from historically low levels in the third quarter of 2006. The decrease in charge-off rates are due to the acquisition of North Fork’s higher credit quality loans.

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

For additional information, see section XIII, Tabular Summary, Table G (Nonperforming Assets).

Allowance for loan and lease losses

The allowance for loan and lease losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolios. The provision for loan and lease losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is based on distinct allowance methodologies depending on the type of loans which include specifically identified criticized loans, migration analysis, forward loss curves and historical loss trends. In evaluating the sufficiency of the allowance for loan and lease losses, management takes into consideration the following factors: recent trends in delinquencies and charge-offs; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan and lease losses, as applicable. The evaluation process for determining the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require our prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

The allowance for loan and lease losses related to Loans held for investment from continuing operations increased $124.2 million since June 30, 2007, excluding the $75.8 million allowance related to certain GreenPoint mortgage loans transferred to held for investment at September 30, 2007. The increase is driven primarily by an increase in Loans held for investment and continued normalization of charge offs. The coverage ratio of allowance to Loans held for investment increased 7 basis points in the third quarter.

For additional information, see section XIII, Tabular Summary, Table H (Summary of Allowance for Loan and Lease Losses).

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the three and nine month periods ended September 30, 2007 and 2006. Impacts of the North Fork acquisition are included in the Q3 2007 balances.

Table 1: Financial Summary

	As of and for the Three Months Ended September 30			As of and for the Nine Months Ended September 30
(Dollars in thousands)	2007	2006	Change	2007	2006	Change
Earnings (Reported):
Net interest income	$1,624,474	$1,294,515	$329,959	$4,767,598	$3,698,474	$1,069,124
Non-interest income:
Servicing and securitizations	1,354,303	1,071,091	283,212	3,569,281	3,250,201	319,080
Service charges and other customer-related fees	522,374	459,125	63,249	1,484,820	1,308,254	176,566
Mortgage servicing and other	52,661	44,520	8,141	172,476	118,378	54,098
Interchange	103,799	150,474	(46,675)	347,889	401,503	(53,614)
Other	116,525	36,175	80,350	321,417	251,213	70,204

Total non-interest income	2,149,662	1,761,385	388,277	5,895,883	5,329,549	566,334

Total Revenue(1)	3,774,136	3,055,900	718,236	10,663,481	9,028,023	1,635,458
Provision for loan and lease losses	595,534	430,566	164,968	1,342,292	963,281	379,011
Marketing	332,693	368,498	(35,805)	989,654	1,048,964	(59,310)
Restructuring expenses	19,354	—	19,354	110,428	—	110,428
Operating expenses	1,582,174	1,358,131	224,043	4,842,721	3,932,041	910,680

Income before taxes	1,244,381	898,705	345,676	3,378,386	3,083,737	294,649
Income taxes	428,010	310,866	117,144	1,108,279	1,059,972	48,307

Income from continuing operations, net of tax	816,371	587,839	228,532	2,270,107	2,023,765	246,342
(Loss) from discontinued operations, net of tax	(898,029)	—	(898,029)	(926,343)	—	(926,343)

Net (loss) income	$(81,658)	$587,839	$(669,497)	$1,343,764	$2,023,765	$(680,001)

Common Share Statistics:
Basic EPS:
Income from continuing operations	$2.11	$1.95	$0.16	$5.74	$6.73	$(0.99)
(Loss) from discontinued operations	(2.32)	—	(2.32)	(2.34)	—	(2.34)

(Loss) income	$(0.21)	$1.95	$(2.16)	$3.40	$6.73	$(3.33)
Diluted EPS
Income from continuing operations	$2.09	$1.89	$0.20	$5.66	$6.53	$(0.87)
(Loss) from discontinued operations	(2.30)	—	(2.30)	(2.31)	—	(2.31)

Net (loss) income	$(0.21)	$1.89	$(2.10)	$3.35	$6.53	$(3.18)

	As of and for the Three Months Ended September 30			As of and for the Nine Months Ended September 30
(Dollars in thousands)	2007	2006	Change	2007	2006	Change
Selected Balance Sheet Data(2):
Reported loans held for investment (period end)	$93,788,507	$63,612,169	$30,176,338	$93,788,507	$63,612,169	$30,176,338
Managed loans held for investment (period end)	144,768,560	112,238,546	32,530,014	144,768,560	112,238,546	32,530,014
Reported loans held for investment (average)	91,744,846	62,428,789	29,316,057	92,111,953	59,816,239	32,295,714
Managed loans held for investment (average)	143,781,268	110,512,266	33,269,002	143,501,913	107,091,416	36,410,497
Allowance for loan and lease losses (period end)	2,237,046	1,840,000	397,046	2,237,046	1,840,000	397,046
Interest Bearing Deposits (period end)	72,502,625	43,467,977	29,034,648	72,502,625	43,467,977	29,034,648
Total Deposits (period end)	83,342,814	47,613,150	35,729,664	83,342,814	47,613,150	35,729,664
Interest Bearing Deposits (average)	73,555,174	42,983,875	30,571,299	74,542,104	43,044,338	31,497,766
Total Deposits (average)	$84,884,480	$47,195,887	$37,688,593	$85,874,407	$47,421,596	$38,452,811

Selected Company Metrics (Reported) (2):
Return on average assets (ROA)	2.28%	2.55%	-0.27%	2.12%	2.99%	-0.87%
Return on average equity (ROE) (3)	12.89%	14.42%	-1.53%	11.94%	19.40%	-7.46%
Net charge-off rate(2)	2.09%	2.36%	-0.27%	1.90%	2.15%	-0.25%
Net interest margin	5.52%	6.36%	-0.84%	5.33%	6.19%	-0.86%
Revenue margin	12.83%	15.01%	-2.18%	11.92%	15.10%	-3.18%

Selected Company Metrics (Managed) (2):
Return on average assets (ROA)	1.68%	1.68%	0.00%	1.56%	1.97%	-0.41%
Net charge-off rate	2.86%	2.92%	-0.06%	2.66%	2.77%	-0.11%
Net interest margin	6.69%	6.94%	-0.25%	6.34%	7.01%	-0.67%
Revenue margin	10.31%	10.94%	-0.63%	9.67%	10.94%	-1.27%

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $310.5 million and $226.3 million for the three months ended September 30, 2007 and 2006, respectively, and $760.5 million and $612.2 million for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Based on continuing operations.
(3)	Return on average equity is based on the Company’s stockholder’s equity.

VII. Reportable Segment Summary For Continuing Operations

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

In the third quarter of 2007, the Company shutdown mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. The results of the mortgage origination operations are being reported as discontinued operations for each period presented, and are not included in segment results of the Company. The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking Segment in conjunction with the shutdown of the mortgage origination operation, and the results of the Local Banking Segment were restated to include the mortgage servicing results for each period of 2007.

We maintain our books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following table presents information prepared from our internal management information system, which is maintained on a line of business level through allocations from legal entities.

Local Banking Segment

Table 2: Local Banking

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$1,746,683	$719,207	$5,211,054	$2,052,871
Interest expense	1,161,758	461,009	3,468,095	1,300,521

Net interest income	584,925	258,198	1,742,959	752,350
Non-interest income	195,204	115,526	605,926	334,050

Total revenue	780,129	373,724	2,348,885	1,086,400
Provision for loan and lease losses	(58,285)	5,495	(10,580)	21,948
Non-interest expense	543,390	297,080	1,646,450	860,063

Income before taxes	295,024	71,149	713,015	204,389
Income taxes	102,693	24,902	248,853	71,536

Net income	$192,331	$46,247	$464,162	$132,853

Selected Metrics (Managed Basis)
Period end loans held for investment	$42,233,665	$13,326,088	$42,233,665	$13,326,088
Average loans held for investment	$41,992,618	$13,171,414	$41,983,812	$13,190,067
Core deposits (1)	$63,118,580	$26,997,345	$63,118,580	$26,997,345
Total deposits	$73,419,558	$35,163,849	$73,419,558	$35,163,849
Loans held for investment yield	7.13%	8.02%	7.05%	7.68%
Net interest margin - loans	1.79%	3.30%	1.86%	3.25%
Net interest margin - deposits	2.09%	1.62%	2.03%	1.58%
Net charge-off rate	0.19%	0.48%	0.18%	0.44%
Non performing loans	$112,794	$79,042	$112,794	$79,042
Non performing loans as a % of loans held for investment	0.27%	0.59%	0.27%	0.59%
Number of active ATMs	1,282	623	1,282	623
Number of locations	732	342	732	342

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.

Beginning in 2006, we added a Banking segment following the acquisition of Hibernia Corporation in late 2005. Banking segment results for the period ended September 30, 2006 include the results of the legacy Hibernia business lines except for the indirect auto business, and the results of our branchless deposit business which were previously included as part of the Other segment. On December 1, 2006, we completed our acquisition of North Fork. Beginning with the results for the quarter ended March 31, 2007, the Banking segment also includes the results of the legacy North Fork business lines except for the indirect auto business and GreenPoint.

The Banking segment contributed $192.3 million and $464.2 million of income for the three and nine months ended September 30, 2007, respectively, compared to $46.2 million and $132.9 million in the comparable periods of the prior year. At September 30, 2007, Loans held for investment in the Banking segment totaled $42.2 billion while deposits outstanding totaled $73.4 billion. Banking segment profits are primarily generated from net interest income, which represents the spread between loan yields and the internal cost of funds charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. Increases in Loans held for investment, deposits and banking segment income over the prior year are a result of the acquisition of North Fork. Loans held for investment interest margins are down from comparable periods in 2006 due primarily to the addition of the North Fork loan portfolio, which contained a higher percentage of lower yielding mortgage loans than the Hibernia portfolio. Deposit interest margins are up over comparable periods in 2006 due to the addition of the lower cost North Fork deposits to the existing Hibernia and Capital One deposits. During the third quarter, the Banking Segment received a higher internal funds transfer cost on certain portions of its loan portfolio while underlying loan yields were relatively flat from the second quarter of 2007.

Likewise, the Banking Segment received a higher internal funds transfer credit during the quarter while underlying deposit costs were relatively flat from the second quarter. These changes in internal funds transfer resulted in slightly lower lending margins but slightly higher deposit margins in the quarter ended September 30, 2007.

Non-interest expenses for the three and nine months ended September 30, 2007 were $543.4 million and $1,646.5 million, respectively, compared to $297.1 million and $860.1 million in the comparable periods of the prior year. Banking segment non-interest expenses include the costs of operating the branch network and commercial and consumer loan businesses, marketing expenses, and certain Company wide expenses allocated to the banking segment. In addition, banking segment non-interest expenses include the amortization of core deposit intangibles related to the acquisitions of both Hibernia and North Fork, as well as the costs of integrating banking segment activities. Non-interest expenses were slightly higher in the quarter ended September 30, 2007 than in the quarter ended June 30, 2007 due primarily to an increase in integration related expenses.

During the quarter ended September 30, 2007, we added a net total of 8 new banking locations and 29 ATMs to our network. These new locations were spread across our New York, New Jersey, Louisiana and Texas footprints.

National Lending Segment

Table 3: National Lending

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$3,511,878	$3,078,097	$10,027,516	$8,906,863
Interest expense	1,232,115	1,089,279	3,613,505	3,019,584

Net interest income	2,279,763	1,988,818	6,414,011	5,887,279
Non-interest income	1,312,146	1,213,924	3,627,784	3,418,912

Total revenue	3,591,909	3,202,742	10,041,795	9,306,191
Provision for loan and lease losses	1,196,087	862,375	2,914,452	2,197,012
Non-interest expense	1,367,607	1,411,882	4,156,058	4,096,576

Income before taxes	1,028,215	928,485	2,971,285	3,012,603
Income taxes	352,847	324,366	1,022,271	1,054,750

Net income	$675,368	$604,119	$1,949,014	$1,957,853

Selected Metrics (Managed Basis)
Period end loans held for investment	$102,556,271	$98,909,970	$102,556,271	$98,909,970
Average loans held for investment	$101,805,584	$97,309,087	$101,532,192	$93,884,932
Core deposits (1)	$470	$137,602	$470	$137,602
Total deposits	$2,295,131	$2,461,941	$2,295,131	$2,461,941
Loans held for investment yield	13.77%	12.63%	13.14%	12.63%
Net charge-off rate	3.96%	3.25%	3.69%	3.11%
30+ day delinquency rate	4.70%	3.70%	4.70%	3.70%
Number of accounts (000s)	48,473	49,176	48,473	49,176

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.

The National Lending segment consists of three sub-segments: U.S. Card, Auto Finance and Global Financial Services.

The National Lending segment contributed $675.4 million and $1,949.0 million of income for the three and nine months ended September 30, 2007, respectively, compared to $604.1 million and $1,957.9 million in the corresponding prior year periods ended September 30, 2006. At September 30, 2007, Loans held for investment in the National Lending segment totaled $102.6 billion while deposits outstanding totaled $2.3 billion. Profits are primarily generated from net interest income and past-due fees earned and deemed collectible from our loans, income earned on securities, and non-interest income including the sale and servicing of loans and fee-based services to customers. Total revenue increased 12% for the three months ended September 30, 2007 primarily due to growth in the average managed Loans held for investment portfolio of 5% and selective pricing and fee changes following conversion of our cardholder system. For the nine months ended September 30, 2007 revenue increased 8%. Credit normalization drove the increase in provision for loan and lease losses for the National Lending segment.

Non-interest expenses for the three and nine months ended September 30, 2007 were $1.4 billion and $4.2 billion, respectively, compared to $1.4 billion and $4.1 billion in the corresponding prior year periods ended September 30, 2006. The increase was largely driven by additional expenses to support managed loan growth.

U.S. Card Sub-Segment

Table 4: U.S. Card

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$1,953,967	$1,734,459	$5,547,483	$5,077,162
Interest expense	596,767	554,708	1,789,508	1,555,888

Net interest income	1,357,200	1,179,751	3,757,975	3,521,274
Non-interest income	975,502	881,304	2,596,536	2,459,800

Total revenue	2,332,702	2,061,055	6,354,511	5,981,074
Provision for loan and lease losses	662,428	451,782	1,438,853	1,089,921
Non-interest expense	815,470	899,062	2,485,259	2,604,665

Income before taxes	854,804	710,211	2,430,399	2,286,488
Income taxes	294,053	248,574	836,057	800,272

Net income	$560,751	$461,637	$1,594,342	$1,486,216

Selected Metrics (Managed Basis)
Period end loans held for investment	$49,573,279	$51,127,654	$49,573,279	$51,127,654
Average loans held for investment	$49,682,666	$50,131,562	$50,370,801	$48,742,187
Loans held for investment yield	15.73%	13.84%	14.68%	13.89%
Net charge-off rate	4.13%	3.39%	3.95%	3.21%
30+ day delinquency rate	4.46%	3.53%	4.46%	3.53%
Purchase volume (1)	$21,522,104	$21,450,024	$62,650,378	$60,344,425
Number of total accounts (000s)	36,504	37,483	36,504	37,483

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card sub-segment consists of domestic consumer credit and debit card activities.

Managed loans decreased 3% compared to September 30, 2006. Year-over-year growth was negatively impacted by portfolio sale of a co-branded credit card partnership at the end of the first quarter of 2007 and a reduction in our already-low marketing of balance transfer teaser products. We are also experiencing increased asset attrition as a result of repricing parts of the portfolio where original funding had expired. Purchase volume increased a modest 0.3% over the prior year. Purchase volume growth was compressed by the closing of two retail partnerships in 2007 as well as by deliberate strategy choices. Additionally, retail sales have been soft in recent months despite the increase in September, adding to the pressure on purchase volume growth.

For the three months ended September 30, 2007, net income was $560.8 million, an increase of $99.1 million, or 21%, compared to the three months ended September 30, 2006. The increase was mainly a result of a 13%, or $271.6 million increase in revenues, driven by increased margins. Primary drivers of the increase in revenue margin include reductions in the amount of teaser-based acquisitions as well as selective pricing and fee changes following the conversion of our card holder system. For the nine months ended September 30, 2007, U.S. Card sub-segment net income increased 7% compared to the same period last year due to higher revenues, partially off-set by higher net provision due to the normalization of consumer credit.

Net provision increased $210.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007 net provision increased by $348.9 million, driven by continued normalization of U.S. Consumer credit following the bankruptcy legislation impact. The net charge-off rate for the three and nine months ending September 30, 2007 both increased 74 basis points from same period last year, reflecting the above mentioned credit normalization effect. The net charge-off rate for the three months ended September 30, 2007 increased 40 basis points from previous quarter as the previous quarter was compressed due to the implementation of a change in customer statement generation from a 30 day to a 25 day grace period.

Non-interest expenses decreased 9% and 5%, respectively, for three and nine months ended September 30, 2007 due to lower marketing spend as a result of our evolving marketing strategy and increased operational efficiency.

Auto Finance Sub-Segment

Table 5: Auto Finance

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$661,471	$575,376	$1,950,901	$1,643,937
Interest expense	283,949	227,053	827,288	622,377

Net interest income	377,522	348,323	1,123,613	1,021,560
Non-interest income	13,514	21,181	97,373	67,241

Total revenue	391,036	369,504	1,220,986	1,088,801
Provision for loan and lease losses	244,537	161,145	626,873	343,664
Non-interest expense	152,275	154,014	474,267	437,784

Income before taxes	(5,776)	54,345	119,846	307,353
Income taxes	(1,987)	19,021	41,227	107,573

Net income	$(3,789)	$35,324	$78,619	$199,780

Selected Metrics (Managed Basis)
Period end loans held for investment	$24,335,242	$21,158,797	$24,335,242	$21,158,797
Average loans held for investment	$24,170,047	$20,812,533	$23,890,694	$20,151,468
Loans held for investment yield	10.95%	11.06%	10.89%	10.88%
Net charge-off rate	3.56%	2.34%	2.74%	2.08%
30+ day delinquency rate	7.15%	5.18%	7.15%	5.18%
Auto loan originations (1)	$3,248,747	$3,158,481	$9,553,042	$9,206,430
Number of total accounts (000s)	1,731	1,558	1,731	1,558

(1)	Includes all organic auto loan originations and excludes auto loans added through acquisitions.

The Auto Finance sub-segment consists of automobile and other motor vehicle financing activities.

Auto Finance sub-segment’s loans held for investment portfolio increased 15% over prior year quarter as a result of the transfer of $1.8 billion of North Fork Bank’s auto loans to the Auto Finance sub-segment on January 1, 2007, and strong organic originations growth within our dealer and direct marketing channels. Originations in the third quarter of 2007 were $3.2 billion, 3% higher than prior year quarter despite industry sales levels declining in that period. As a result of this portfolio growth, net interest income increased 8% in the three months ended September 30, 2007 compared to the same period in the prior year, and 10% in the nine months ended September 30, 2007 compared to the same period prior year.

Non-interest income for the nine months ended September 30, 2007 included a one-time gain of $46.2 million related to the sale of 1.8 million shares of DealerTrack stock during the first quarter of 2007.

For the three and nine months ended September 30, 2007, the Auto Finance sub-segment’s net charge-off rate was up 122 basis points and 66 basis points, respectively, compared with the very low charge off rates seen in the same periods in the prior year. Net charge-offs of auto loans increased $93.6 million and $177.3 million for the three and nine months ended September 30, 2007, respectively. The provision for loan losses increased $83.4 million and $283.2 million for the three and nine month periods ended September 30, 2007, respectively. The 30-plus day delinquency rate for the Auto Finance sub-segment increased 197 basis points over prior year quarter. Compared to the second quarter of 2007 the biggest driver of credit performance is normal credit seasonality. Compared to the third quarter in 2006, several factors are contributing to higher loss levels. First, we are experiencing across the board worsening compared to the very low loss levels of 2006. Second, we continue to have elevated losses from our recent Dealer Prime originations. While the Dealer Prime loans we are originating today have better credit characteristics, loss levels from prior originations will remain elevated until those loans amortize. The third factor is elevated losses in our Dealer Subprime business as a result of industry-wide risk and underwriting expansions of the past several years. While losses on these loans have increased, the business remains profitable and we are comfortable with the returns of the Subprime business.

Non-interest expense in the third quarter of 2007 decreased 1% when compared third quarter 2006, compared to 6% revenue growth in that time period. Operating costs on a percent of loan basis have declined versus prior year as the Auto Finance sub-segment realized the initial benefits of the integration of the dealer programs of the legacy Capital One, Onyx, Hibernia, and North Fork auto lending businesses.

Global Financial Services Sub-Segment

Table 6: Global Financial Services

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Dollars in thousands)	2007	2006	2007	2006
Earnings (Managed Basis)
Interest income	$896,440	$768,262	$2,529,132	$2,185,764
Interest expense	351,399	307,518	996,709	841,319

Net interest income	545,041	460,744	1,532,423	1,344,445
Non-interest income	323,130	311,439	933,875	891,871

Total revenue	868,171	772,183	2,466,298	2,236,316
Provision for loan and lease losses	289,122	249,448	848,726	763,427
Non-interest expense	399,862	358,806	1,196,532	1,054,127

Income before taxes	179,187	163,929	421,040	418,762
Income taxes	60,781	56,771	144,987	146,905

Net income	$118,406	$107,158	$276,053	$271,857

Selected Metrics (Managed Basis)
Period end loans held for investment	$28,647,750	$26,623,519	$28,647,750	$26,623,519
Average loans held for investment	$27,952,871	$26,364,992	$27,270,697	$24,991,277
Loans held for investment yield	12.72%	11.58%	12.26%	11.59%
Net charge-off rate	4.00%	3.70%	4.05%	3.74%
30+ day delinquency rate	3.02%	2.86%	3.02%	2.86%
Number of total accounts (000s)	10,238	10,135	10,238	10,135

Global Financial Services businesses extend Capital One’s national scale lending franchise and provide geographic diversification. The segment consists of international (UK and Canada) lending, small business lending, installment loans, home loans, healthcare finance and other consumer financial service activities.

Global Financial Services net income increased 11% for the quarter ended September 30, 2007 vs. the quarter ended September 30, 2006. The increase in the portfolio’s net income was largely driven by strong revenue growth in North America and a favorable credit outlook in Europe.

Total revenue increased 12% for the quarter ended September 30, 2007, higher than the 6% growth in average loans for the same period mainly driven by strong growth in North American businesses.

The provision for loan losses increased 16% for the quarter ended September 30, 2007, as benefits related to U.S. bankruptcy legislation implemented in 2005 subsided. This normalization impacts both current period charge-offs as well as the allowance for loan losses expected in the future.

Non-interest expense increased 11% for the quarter ended September 30, 2007. Marketing expenses increased 23% vs. the year-ago quarter, driving higher growth in the personal lending, Canada, and Home Loan businesses. Operating costs were 7% higher in the third quarter 2007, growing at a slower rate than revenue.

VIII. Funding

Funding Availability

We have established access to a variety of funding sources.

Table 7 illustrates our unsecured funding sources and our two auto loan secured warehouses.

Table 7: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability(1)(6)	Outstanding(4)	Final Maturity(5)
Senior and Subordinated Global Bank Note Program(2)	1/03	$1,800	$3,190	—
Senior Domestic Bank Note Program(3)	4/97	—	168	—
Capital One Auto Loan Facility I	3/02	1,295	2,505	—
Capital One Auto Loan Facility II	3/05	1,362	388	—
Corporation Automatic Shelf Registration Statement	5/06	*	N/A	**

(1)	All funding sources are non-revolving except for the Credit Facility and the Capital One Auto Loan Facilities. Funding availability under the credit facilities and auto loan secured warehouses is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Amounts outstanding are as of September 30, 2007.
(5)	Maturity date refers to the date the facility terminates, where applicable.
(6)	Availability does not include unused conduit capacity related to off-balance sheet securitization structures of $10.3 billion at September 30, 2007.
*	The Corporation and certain of its subsidiaries have registered an indeterminate amount of securities pursuant to the Automatic Shelf Registration Statement that are available for future issuance.
**	Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives the Bank the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies, subject to conditions customary in transactions of this nature.

Prior to the establishment of the Senior and Subordinated Global Bank Note Program, the Bank issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which $167.5 million was outstanding at September 30, 2007. The Bank did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

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

Collateralized Revolving Credit Facilities

In March 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of September 30, 2007, the Capital One Auto Loan Facility I had the capacity to issue up to $3.8 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is largely based on commercial paper rates.

In March 2005, COAF entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of September 30, 2007, the Capital One Auto Loan Facility II had the capacity to issue up to $1.8 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates.

Corporation Shelf Registration Statement

As of September 30, 2007, we had an effective shelf registration statement under which we from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell.

In September 2007, the Company issued $1.5 billion aggregate principal amount of 6.750% Senior Notes due September 15, 2017.

Table 8 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of September 30, 2007.

Table 8: Maturities of Large Denomination Certificates—$100,000 or More

	September 30, 2007
(Dollars in thousands)	Balance	Percent
Three months or less	$3,097,061	30.22%
Over 3 through 6 months	1,805,109	17.62%
Over 6 through 12 months	2,000,272	19.52%
Over 12 months through 10 years	3,344,193	32.64%

Total	$10,246,635	100.00%

Table 9 shows the composition of average deposits for the periods presented.

Table 9: Deposit Composition and Average Deposit Rates

	Three Months Ended September 30,			Nine Months Ended September 30,
	Average Balance	% of Deposits	Average Deposit Rate	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing - domestic	$11,296,184	13.31%	N/A	$11,301,888	13.16%	N/A
NOW accounts	4,759,665	5.61%	2.86%	4,979,470	5.80%	2.84%
Money market deposit accounts	28,696,735	33.81%	4.11%	27,277,008	31.76%	4.01%
Savings Accounts	8,345,638	9.83%	1.80%	8,379,961	9.76%	1.74%
Other consumer time deposits	17,203,453	20.26%	4.52%	18,421,268	21.45%	4.52%

Total core deposits	70,301,675	82.82%	3.19%	70,359,595	81.93%	3.15%
Public fund certificate of deposits of $100,000 or more	1,884,767	2.22%	4.90%	1,967,915	2.29%	4.90%
Certificates of deposit of $100,000 or more	8,673,860	10.22%	4.76%	9,535,152	11.11%	4.66%
Foreign time deposits	4,024,178	4.74%	5.28%	4,011,745	4.67%	5.10%

Total deposits	$84,884,480	100.00%	3.49%	$85,874,407	100.00%	3.45%

IX. Capital

Capital Adequacy

The Company and the Bank are subject to capital adequacy guidance adopted by the Federal Reserve Board (the “Federal Reserve”), and CONA and Superior are subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”, and with the Federal Reserve, collectively, the “regulators”). The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Corporation to similar minimum capital requirements.

As of September 30, 2007, the Bank, CONA, and Superior (collectively, the “Banks”) each exceeded the minimum regulatory requirements to which it was subject. The Banks all were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of September 30, 2007, the Corporation was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or any of the Banks.

The Bank treats a portion of its loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidance”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed its capital and allowance for loan and lease losses accordingly. Under the Subprime Guidance, the Bank exceeds the minimum capital adequacy guidelines as of September 30, 2007. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by a federal banking agency that, if undertaken, could have a material effect on the Corporation’s consolidated financial statements.

For purposes of the Subprime Guidance, the Corporation has treated as subprime all loans in the Bank’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. The Bank holds on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at the Bank.

Additionally, regulatory restrictions exist that limit the ability of the Bank, CONA, and Superior to transfer funds to the Corporation. As of September 30, 2007, retained earnings of the Bank, CONA, and Superior of $193.1 million, zero million, and $3.2 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

Table 10 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
September 30, 2007

Capital One Financial Corp. (1)
Tier 1 Capital	10.70%	10.10%	4.00%	N/A
Total Capital	13.79	13.08	8.00	N/A
Tier 1 Leverage	9.51	9.51	4.00	N/A

Capital One Bank
Tier 1 Capital	12.95%	10.26%	4.00%	6.00%
Total Capital	16.08	12.95	8.00	10.00
Tier 1 Leverage	12.16	12.16	4.00	5.00

Capital One National Bank
Tier 1 Capital	10.82%	N/A	4.00%	6.00%
Total Capital	12.05	N/A	8.00	10.00
Tier 1 Leverage	8.52	N/A	4.00	5.00

Superior Bank
Tier 1 Capital	15.06%	N/A	4.00%	6.00%
Total Capital	16.32	N/A	8.00	10.00
Tier 1 Leverage	5.99	N/A	4.00	5.00

September 30, 2006
Capital One Financial Corp. (1)
Tier 1 Capital	16.98%	15.08%	4.00%	N/A
Total Capital	20.40	18.24	8.00	N/A
Tier 1 Leverage	15.27	15.27	4.00	N/A

Capital One Bank
Tier 1 Capital	13.22%	10.32%	4.00%	6.00%
Total Capital	16.92	13.45	8.00	10.00
Tier 1 Leverage	12.24	12.24	4.00	5.00

Capital One National Bank
Tier 1 Capital	10.31%	N/A	4.00%	6.00%
Total Capital	11.56	N/A	8.00	10.00
Tier 1 Leverage	7.34	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

Dividend Policy

The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The company recently announced that it expects to continue to experience strong capital generation that will enable the Board of Directors to declare dividends on its common stock at a fixed dollar amount that approximates 25% of expected net income after tax.

As a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries. Applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that the company will declare and pay any dividends.

X. Business Outlook

This business outlook section summarizes our primary goals, expectations and strategies for continued growth. The statements contained in this section are based on our current expectations. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and actual results could differ materially from those in our forward looking statements as a result of various factors including those set forth in Item 1A “Risk Factors.”

Our outlook should be viewed against the backdrop of the global economy, financial markets activity and the regulatory environment. Weakness in the global economy, credit deterioration, inflation, movements in interest rates, and regulatory changes are examples of risks that could adversely impact our business and earnings. In addition, recent unusual volatility in the capital markets could expose the company to wholesale funding and liquidity risk.

We expect to deliver prudent and profitable growth in our operating segments in the context of the current credit environment. In addition, we remain committed to sustained capital generation in our core businesses and to maintaining a strong, diversified balance sheet. We also expect to deliver long-term value by leveraging infrastructure and streamlining processes to increase operating efficiency.

On October 18th, 2007, we affirmed that we expect earnings per share for the full year 2007 to be approximately $5.00. This guidance was as of the date it was given. Included in this guidance is the impact of the completion of our $3 billion share repurchase program.

Our target is to operate within a Tangible Common Equity range of between 5.5% and 6% in 2008. Given current trends in revenues, loan growth, credit metrics and operating efficiency, we expect to deliver in 2008 (on a managed basis) low to mid single digit growth in loans and deposits; revenue growth in line with or slightly above asset growth; operating efficiency in the mid 40 percent range; and charge-off dollars of approximately $4.9 billion.

Our charge-off outlook assumes that credit normalization largely runs its course by the end of 2007, that we experience a “full year effect” of normalized charge-off levels in 2008, and that the elevated U.S. Card delinquencies that we experienced in the third quarter of 2007 begin to subside during the fourth quarter and return to more normal seasonal levels by the second quarter of 2008. If delinquency rates do not subside, actual charge-offs for 2008 could be greater than $4.9 billion. Further, our charge-off outlook assumes that employment and interest rates remain largely at current levels. However, given current uncertainties in the outlook for domestic credit markets and the broader economy, our 2008 charge-off outlook could vary significantly relative to our current expectations.

Operating Segments

In addition to the factors described above, we expect results in our Local Banking segment to continue to be pressured by the flat yield curve in the U.S., as well as a competitive pricing environment. Integration efforts will accelerate over the next two quarters, as we move to convert our deposit platform and brand in the first quarter of 2008.

Given our weighting toward consumer lending, we face several challenges that may pressure results in our National Lending segment, including degrading consumer credit and uncertainty regarding the consumer economy.

In our US Card sub-segment, we expect the competitive environment to remain challenging. We will continue to focus on product and marketing strategies with the most attractive risk-adjusted returns and resilience, including transactor products for prime and super-prime customers, and attractively priced revolver products across the risk spectrum. We expect revenue dollars to grow in 2008, largely as a result of the full year impact of the revenue margin increases in the second and third quarters of 2007. We expect revenue margin to remain near its current level in the fourth quarter of 2007, and to moderate somewhat through 2008. Based on these trends, we expect average full-year 2008 revenue margin to be higher than average full-year revenue margin in 2007. Given current delinquency trends, we expect charge-off dollars to rise in the fourth quarter and into 2008. Our charge-off outlook for US Card assumes that credit normalization largely runs its course by the end of 2007, that we experience a “full year effect” of normalized charge-off levels in 2008, and that the elevated delinquencies that the US Card business experienced in the third quarter of 2007 begin to subside during the fourth quarter and return to more normal seasonal levels by the second quarter of 2008. If delinquency rates do not subside, actual charge-offs for 2008 could be greater. Further, our charge-off outlook assumes that employment and interest rates remain largely at current levels. However, given current uncertainties in the outlook for domestic credit markets and the broader economy, our 2008 charge-off outlook could vary significantly relative to our current expectations.

In our Auto Finance sub-segment, we continue to see the impacts of industry-wide risk and underwriting expansion, as well as continuing charge-off normalization. In addition, as a result of our recent integration of the dealer prime platform, we continue to experience elevated loss levels in certain vintages. However, based on our integrated dealer strategy, recent originations and improving operating efficiency, we expect to deliver stronger returns in 2008 than in 2007.

In our Global Financial Services (GFS) sub-segment, North American GFS businesses generally will experience similar trends as in our U.S. Card sub-segment. In addition, we expect credit in our UK card business will remain stable based on recent performance.

XI. Supervision and Regulation

We have consolidated several of our subsidiary banks into one of our existing national banks, CONA, and moved the headquarters of CONA from New Orleans, Louisiana to McLean, Virginia. On July 1, 2007, the Savings Bank merged with and into CONA. On August 1, 2007, North Fork Bank merged with and into CONA, and North Fork Bank’s mortgage lending subsidiary, GreenPoint, became an operating subsidiary of CONA. In addition, the OCC has approved the Bank’s application to convert from a Virginia-state chartered bank to a national association. The conversion of the Bank to a national charter is scheduled to take place in the first quarter of 2008. We are planning other reorganization and consolidation actions to further streamline our operations.

For additional information on our Supervision and Regulation activities, see our Annual Report on Form 10-K for the year ended December 31, 2006, Part I, Item 1 “Supervision and Regulation” for a summary of our regulatory issues and activities.

XII. Enterprise Risk Management

Risk is an inherent part of our business activities. We have an Enterprise Risk Management (ERM) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program has three components. First, the Board of Directors and senior management committees oversee risk and risk management practices. Second, the centralized department headed by the Chief Risk Officer establishes risk management methodologies, processes and standards. Third, the individual business areas throughout the Company are responsible for managing risk in their businesses and performing ongoing identification, assessment and response to risks. Our ERM framework includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation, and compliance.

For additional information on the Company’s ERM program, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, Part I. Item 1, Enterprise Risk Management.

XIII. Tabular Summary

TABLE A—STATEMENTS OF REPORTED AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30
	2007			2006
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$55,774,139	$1,657,942	11.89%	$47,739,155	$1,477,230	12.38%
International	3,559,446	119,258	13.40%	4,079,951	113,411	11.12%

Total consumer loans	59,333,585	1,777,200	11.98%	51,819,106	1,590,641	12.28%
Commercial loans	32,411,261	603,896	7.45%	10,609,683	224,162	8.45%

Total Loans Held for Investment	91,744,846	2,381,096	10.38%	62,428,789	1,814,803	11.63%

Securities available for sale (3)	20,041,177	252,550	5.04%	14,259,073	151,616	4.25%
Other
Domestic (2) (3)	4,934,790	121,693	9.86%	3,815,579	80,350	8.42%
International	973,459	11,628	4.78%	934,057	18,302	7.84%

Total (2) (3)	5,908,249	133,321	9.03%	4,749,636	98,652	8.31%

Total earning assets	117,694,272	$2,766,967	9.40%	81,437,498	$2,065,071	10.14%
Cash and due from banks	2,238,588			1,641,701
Allowance for loan losses	(2,115,339)			(1,766,507)

	Three Months Ended September 30
	2007			2006
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Premises and equipment, net	2,240,728			1,496,530
Other (2)	23,232,334			9,485,540
Total assets from discontinued operations	4,593,995			—

Total assets	$147,884,578			$92,294,762

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$71,207,677	$707,479	3.97%	$39,419,167	$398,649	4.05%
International	2,347,497	32,612	5.56%	3,564,708	43,922	4.93%

Total Deposits	73,555,174	740,091	4.02%	42,983,875	442,571	4.12%
Senior and subordinated notes	9,811,821	144,643	5.90%	6,544,768	96,300	5.89%
Other borrowings
Domestic	17,876,756	254,202	5.69%	16,887,884	231,236	5.48%
International	1,016,120	3,557	1.40%	1,122,853	449	0.16%

Total other borrowings	18,892,876	257,759	5.46%	18,010,737	231,685	5.15%

Total interest-bearing liabilities	102,259,871	$1,142,493	4.47%	67,539,380	$770,556	4.56%
Non-interest bearing deposits	11,329,306			4,212,012
Other	5,601,153			4,233,787
Total liabilities from discontinued operations	3,350,381			—

Total liabilities	122,540,711			75,985,179
Equity	25,343,867			16,309,583

Total liabilities and equity	$147,884,578			$92,294,762

Net interest spread			4.93%			5.58%

Interest income to average earning assets			9.40%			10.14%
Interest expense to average earning assets			3.88%			3.78%

Net interest margin			5.52%			6.36%

(1)	Interest income includes past-due fees on loans of approximately $178.4 million and $174.1 million for the three months ended September 30, 2007 and 2006, respectively.
(2)	Q3 2006 data has been reclassified for amounts related to mortgage loans for sale.
(3)	Q3 2006 data has been reclassified for amounts related to FHLB and Federal Reserve stock.

	Nine Months Ended September 30
	2007			2006
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$56,911,472	$4,878,235	11.43%	$45,534,042	$4,082,426	11.95%
International	3,421,010	314,593	12.26%	3,824,348	318,993	11.12%

Total consumer loans	60,332,482	5,192,828	11.48%	49,358,390	4,401,419	11.89%
Commercial loans	31,779,471	1,770,521	7.43%	10,457,849	642,943	8.20%

Total Loans Held for Investment	92,111,953	6,963,349	10.08%	59,816,239	5,044,362	11.24%

Securities available for sale (3)	18,539,904	694,608	5.00%	14,368,506	483,078	4.48%
Other
Domestic (2) (3)	7,494,969	416,236	7.40%	4,235,876	273,289	8.60%
International	1,099,520	43,769	5.31%	1,274,769	40,081	4.19%

Total (2) (3)	8,594,489	460,005	7.14%	5,510,645	313,370	7.58%

	Nine Months Ended September 30
	2007			2006
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Total earning assets	119,246,346	$8,117,962	9.08%	79,695,390	$5,840,810	9.77%
Cash and due from banks	2,154,724			1,645,239
Allowance for loan losses	(2,133,435)			(1,744,566)
Premises and equipment, net	2,223,416			1,374,607
Other (2)	21,522,079			9,272,422
Total assets from discontinued operations	5,033,762			—

Total assets	$148,046,892			$90,243,092

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$72,186,748	$2,126,238	3.93%	$39,627,327	$1,139,790	3.84%
International	2,355,356	93,939	5.32%	3,417,011	122,622	4.78%

Total Deposits	74,542,104	2,220,177	3.97%	43,044,338	1,262,412	3.91%
Senior and subordinated notes	9,556,134	417,250	5.82%	6,074,477	275,361	6.04%
Other borrowings
Domestic	16,792,161	702,434	5.58%	15,896,581	603,662	5.06%
International	1,101,162	10,503	1.27%	1,113,680	901	0.11%

Total other borrowings	17,893,323	712,937	5.31%	17,010,261	604,563	4.74%

Total interest-bearing liabilities	101,991,561	$3,350,364	4.38%	66,129,076	$2,142,336	4.32%
Non-interest bearing deposits	11,332,303			4,377,258
Other	5,587,588			5,824,657
Total liabilities from discontinued operations	3,774,815			—

Total liabilities	122,686,267			76,330,991
Equity	25,360,625			13,912,101

Total liabilities and equity	$148,046,892			$90,243,092

Net interest spread			4.70%			5.45%

Interest income to average earning assets			9.08%			9.77%
Interest expense to average earning assets			3.75%			3.58%

Net interest margin			5.33%			6.19%

(1)	Interest income includes past-due fees on loans of approximately $498.2 million and $521.5 million for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Q3 2006 data has been reclassified for amounts related to mortgage loans for sale.
(3)	Q3 2006 data has been reclassified for amounts related to FHLB and Federal Reserve stock.

TABLE B—INTEREST VARIANCE ANALYSIS FOR CONTINUING OPERATIONS

	Three Months Ended September 30, 2007 vs. 2006			Nine Months Ended September 30, 2007 vs. 2006
(Dollars in thousands)	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
		Volume	Yield/Rate		Volume	Yield/Rate
Interest Income:
Consumer loans
Domestic	$180,712	$240,702	$(59,990)	$795,809	$981,936	$(186,127)
International	5,847	(15,607)	21,454	(4,400)	(35,391)	30,991

Total	186,559	225,878	(39,319)	791,409	949,149	(157,740)
Commercial loans	379,734	409,171	(29,437)	1,127,578	1,193,294	(65,716)

Total loans held for investment	566,293	777,834	(211,541)	1,918,987	2,486,848	(567,861)
Securities available for sale	100,934	69,296	31,638	211,530	151,751	59,779
Other

	Three Months Ended September 30, 2007 vs. 2006			Nine Months Ended September 30, 2007 vs. 2006
(Dollars in thousands)	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
		Volume	Yield/Rate		Volume	Yield/Rate
Domestic	41,343	26,115	15,228	142,947	185,480	(42,533)
International	(6,674)	743	(7,417)	3,688	(6,010)	9,698

Total	34,669	25,600	9,069	146,635	166,037	(19,402)

Total interest income	701,896	861,814	(159,918)	2,277,152	2,718,356	(441,204)
Interest Expense:
Deposits
Domestic	308,830	315,953	(7,123)	986,448	958,387	28,061
International	(11,310)	(16,390)	5,080	(28,683)	(41,222)	12,539

Total	297,520	307,822	(10,302)	957,765	937,837	19,928
Senior notes	48,343	48,162	181	141,889	152,370	(10,481)
Other borrowings
Domestic	22,966	13,855	9,111	98,772	35,241	63,531
International	3,108	(47)	3,155	9,602	(10)	9,612

Total	26,074	11,655	14,419	108,374	32,525	75,849

Total interest expense	371,937	388,231	(16,294)	1,208,028	1,177,653	30,375

Net interest income	$329,959	$517,758	$(187,799)	$1,069,124	$1,636,741	$(567,617)

1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.

TABLE C—MANAGED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended September 30
(Dollars in thousands)	2007	2006
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$11,903,009	$15,969,817
International	3,237,877	3,423,467

Total credit card	15,140,886	19,393,284
Installment loans
Domestic	9,299,707	7,128,918
International	426,634	668,059

Total installment loans	9,726,341	7,796,977
Auto loans(1)	24,161,505	20,596,962
Mortgage loans(2)	12,801,240	4,934,162

Total consumer loans	61,829,972	52,721,385
Commercial loans	33,575,245	10,890,784

Total reported loans held for investment	95,405,217	63,612,169

Securitization adjustments:
Consumer loans
Credit cards
Domestic	37,712,207	35,118,204
International	7,868,226	7,384,438

Total credit card	45,580,433	42,502,642
Installment loans
Domestic	2,316,042	2,890,404
International	—	—

Total installment loans	2,316,042	2,890,404
Auto loans(1)	180,614	561,835
Mortgage loans(2)	—	—

Total consumer loans	48,077,089	45,954,881
Commercial loans	2,902,964	2,671,496

Total securitization adjustments	50,980,053	48,626,377

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	49,615,216	51,088,021
International	11,106,103	10,807,905

Total credit card	60,721,319	61,895,926
Installment loans
Domestic	11,615,749	10,019,322
International	426,634	668,059

Total installment loans	12,042,383	10,687,381
Auto loans(1)	24,342,119	21,158,797
Mortgage loans(2)	12,801,240	4,934,162

Total consumer loans	109,907,061	98,676,266
Commercial loans	36,478,209	13,562,280

Total managed loans held for investment	$146,385,270	$112,238,546

(1)	Includes the auto loans of North Fork and Hibernia
(2)	Includes $1.6 billion of GreenPoint mortgage loans held for investment as of September 30, 2007.

	Three Months Ended September 30
(Dollars in thousands)	2007	2006
Average Balances (2):
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$10,943,002	$15,580,803
International	3,104,576	3,428,091

Total credit card	14,047,578	19,008,894
Installment loans
Domestic	8,915,543	7,013,431
International	454,870	651,860

Total installment loans	9,370,413	7,665,291
Auto loans(1)	23,950,128	20,162,501
Mortgage loans	11,965,466	4,982,420

Total consumer loans	59,333,585	51,819,106
Commercial loans	32,411,261	10,609,683

Total reported loans held for investment	91,744,846	62,428,789

Securitization adjustments:
Consumer loans
Credit cards
Domestic	38,815,770	34,582,851
International	7,601,230	7,380,410

Total credit card	46,417,000	41,963,261
Installment loans
Domestic	2,446,811	2,846,462
International	—	—

Total installment loans	2,446,811	2,846,462
Auto loans(1)	206,587	650,032
Mortgage loans	—	—

Total consumer loans	49,070,398	45,459,755
Commercial loans	2,966,024	2,623,722

Total securitization adjustments	52,036,422	48,083,477

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	49,758,772	50,163,654
International	10,705,806	10,808,501

Total credit card	60,464,578	60,972,155
Installment loans
Domestic	11,362,354	9,859,893
International	454,870	651,860

Total installment loans	11,817,224	10,511,753
Auto loans(1)	24,156,715	20,812,533
Mortgage loans	11,965,466	4,982,420

Total consumer loans	108,403,983	97,278,861
Commercial loans	35,377,285	13,233,405

Total managed loans held for investment	$143,781,268	$110,512,266

(1)	Includes the auto loans of North Fork and Hibernia
(2)	Based on continuing operations.

	Nine Months Ended September 30
(Dollars in thousands)	2007	2006
Average Balances(2):
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$12,746,090	$14,696,720
International	2,897,494	3,223,756

Total credit card	15,643,584	17,920,476
Installment loans
Domestic	8,250,316	6,429,902
International	523,516	600,592

Total installment loans	8,773,832	7,030,494
Auto loans(1)	23,628,973	19,323,193
Mortgage loans	12,286,093	5,084,227

Total consumer loans	60,332,482	49,358,390
Commercial loans	31,779,471	10,457,849

Total reported loans held for investment	92,111,953	59,816,239

Securitization adjustments:
Consumer loans
Credit cards
Domestic	37,588,142	34,067,522
International	7,763,885	7,144,621

Total credit card	45,352,027	41,212,143
Installment loans
Domestic	2,678,007	2,808,326
International	—	—

Total installment loans	2,678,007	2,808,326
Auto loans(1)	299,048	828,275
Mortgage loans	—	—

Total consumer loans	48,329,082	44,848,744
Commercial loans	3,060,878	2,426,433

Total securitization adjustments	51,389,960	47,275,177

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,334,232	48,764,242
International	10,661,379	10,368,377

Total credit card	60,995,611	59,132,619
Installment loans
Domestic	10,928,323	9,238,228
International	523,516	600,592

Total installment loans	11,451,839	9,838,820
Auto loans(1)	23,928,021	20,151,468
Mortgage loans	12,286,093	5,084,227

Total consumer loans	108,661,564	94,207,134
Commercial loans	34,840,349	12,884,282

Total managed loans held for investment	$143,501,913	$107,091,416

(1)	Includes the auto loans of North Fork and Hibernia
(2)	Based on continuing operations.

TABLE D—COMPOSITION OF REPORTED HELD FOR INVESTMENT LOAN PORTFOLIO

	As of September 30
	2007		2006
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans(1)	$61,829,972	64.81%	$52,721,385	82.88%
Commercial loans	33,575,245	35.19%	10,890,784	17.12%

Total	$95,405,217	100.00%	$63,612,169	100.00%

(1)	Includes $1.6 billion of GreenPoint mortgage loans held for investment as of September 30, 2007.

TABLE E—DELINQUENCIES

Table E shows loan delinquency trends for the periods presented on a reported and managed basis.

	As of September 30
	2007		2006
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported(1):
Loans held for investment	$95,405,217	100.00%	$63,612,169	100.00%
Loans delinquent:
30-59 days	1,754,328	1.84%	1,159,205	1.82%
60-89 days	741,439	0.78%	439,516	0.70%
90-119 days	347,031	0.36%	242,264	0.38%
120-149 days	127,630	0.13%	122,248	0.19%
150 or more days	106,783	0.11%	96,544	0.15%

Total	$3,077,211	3.22%	$2,059,777	3.24%

Loans delinquent by geographic area:
Domestic	2,946,678	3.21%	1,947,815	3.27%
International	130,533	3.56%	111,962	2.74%

Managed(1):
Loans held for investment	$146,385,270	100.00%	$112,238,546	100.00%
Loans delinquent:
30-59 days	2,449,001	1.67%	1,743,972	1.55%
60-89 days	1,212,994	0.83%	802,490	0.71%
90-119 days	693,909	0.47%	524,612	0.47%
120-149 days	404,592	0.28%	344,557	0.31%
150 or more days	337,083	0.23%	277,623	0.25%

Total	$5,097,579	3.48%	$3,693,254	3.29%

(1)	Includes GreenPoint mortgage loans held for investment as of September 30, 2007.

Table F: NET CHARGE-OFFS

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Reported (1):
Average loans held for investment	$91,744,846	$62,428,789	$92,111,953	$59,816,239
Net charge-offs	480,065	368,656	1,310,527	964,968
Net charge-offs as a percentage of average loans held for investment	2.09%	2.36%	1.90%	2.15%

Managed (1):
Average loans held for investment	$143,781,268	$110,512,266	$143,501,913	$107,091,416
Net charge-offs	1,027,356	805,988	2,865,819	2,227,501
Net charge-offs as a percentage of average loans held for investment	2.86%	2.92%	2.66%	2.77%

(1)	Based on continuing operations.

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

	As of September 30
(Dollars in thousands)	2007	2006
Non accrual loans:
Consumer(1)	$70,426	$34,676
Commercial	74,449	44,419

Total nonperforming loans held for investment	144,875	79,095
Foreclosed property	45,378	6,270

Total nonperforming assets	$190,253	$85,365

(1)	Includes GreenPoint mortgage non accrual loans as of September 30, 2007.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$2,120,000	$1,765,000	$2,180,000	$1,790,000
Provision for loan and lease losses:
Domestic	553,977	385,268	1,234,630	783,514
International	41,557	45,298	107,662	179,767

Total provision for loan and lease losses from continuing operations	595,534	430,566	1,342,292	963,281
Total provision for loan and lease losses from discontinued operations	75,829	—	80,151	—

Total provision for loan and lease losses	671,363	430,566	1,422,443	963,281

Acquisitions	—	—	—	—
Other	8,611	7,629	27,992	19,063
Charge-offs:
Consumer loans:
Domestic	(507,399)	(401,006)	(1,435,384)	(1,066,323)
International	(64,900)	(68,476)	(191,964)	(182,559)

Total consumer loans	(572,299)	(469,482)	(1,627,348)	(1,248,882)
Commercial loans	(55,637)	(37,366)	(150,981)	(102,043)

Total charge-offs	(627,936)	(506,848)	(1,778,329)	(1,350,925)

Principal recoveries:
Consumer loans:
Domestic	119,383	112,432	382,913	348,768
International	19,043	24,042	58,162	47,688

Total consumer loans	138,426	136,474	441,075	396,456
Commercial loans	9,536	7,179	26,819	22,125

Total principal recoveries	147,962	143,653	467,894	418,581

Net charge-offs	(479,974)	(363,195)	(1,310,435)	(932,344)

Balance at end of period	$2,320,000	$1,840,000	$2,320,000	$1,840,000

Allowance for loan and lease losses to loans held for investment at end of period	2.43%	2.89%	2.43%	2.89%

Allowance for loan and lease losses by geographic distribution:
Domestic	$2,102,451	$1,630,908	$2,102,451	$1,630,908
International	217,549	209,092	217,549	209,092

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$1,718,146	$1,401,261	$1,718,146	$1,401,261
International	217,549	209,092	217,549	209,092

Total consumer loans	1,935,695	1,610,353	1,935,695	1,610,353
Commercial loans	384,305	218,168	384,305	218,168
Unallocated	—	11,479	—	11,479

Total loans held for investment	$2,320,000	$1,840,000	$2,320,000	$1,840,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided in Annual Report on Form 10-K for the year ended December 31, 2006, under Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended September 30, 2007.

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

Part 2. Other Information

Item 1. Legal Proceedings.

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Condensed Reported Consolidated Financial Statements – Note 9 – Commitments and Contingencies.”

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

(Dollars in thousands, except per share information)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	(d) Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
July 1-31, 2007	601,820	$71.20	600,000	$1,207,301
August 1-31, 2007	4,822,667	72.98	4,586,168	872,610
September 1-30, 2007	1,585,927	63.19	1,584,307	772,494

Total	7,010,414		6,770,475

(1)	Shares purchased represent shares purchased pursuant to our $3.0 billion stock repurchase program and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

(2)	On January 25, 2007, we announced a $3.0 billion stock repurchase program. On March 12, 2007, we entered into a $1.5 billion accelerated share repurchase (“ASR”) agreement with Credit Suisse, New York Branch (“CSNY”). Under the ASR agreement, we purchased $1.5 billion dollars of our $.01 par value common stock at an initial price of $73.57 per share, the closing price of our common stock on the New York Stock Exchange on April 2, 2007, the effective date of the agreement. The ASR agreement provided that we or CSNY would be obligated to make certain additional payments upon final settlement of the agreement. Most significantly, we would receive from, or be required to pay, CSNY a purchase price adjustment based on the daily volume weighted average market price of our common stock over a period beginning after the effective date of the agreement through on or around August 22, 2007. These additional payments were to be satisfied in shares of our common stock. On August 27, 2007, the ASR program terminated with the delivery of 343,512 shares back to CSNY for a net share retirement of 20,045,233 shares. The ASR program was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction in the number of outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted EPS as of the effective date of the agreement.

In addition, during the three months and nine months ended, we repurchased $0.48 billion and $0.73 billion of shares in open market repurchases.

The benefits of an open market repurchase are that it allows for maximum flexibility and control. An ASR combines the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of an open market stock repurchase.

Both arrangements are intended to comply with Rules 10b5-1(c) (1) (i) and 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on September 8, 2005).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, as restated on May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K, filed on August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, as restated on May 15, 2007 (incorporated by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K, filed on August 28, 2007).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 3, 2004).

4.2	Amended and Restated Issuing and Paying Agency Agreement dated as of April 30, 1996 between Capital One Bank and Chemical Bank (including exhibits A-1, A-2, A-3 and A-4 thereto) (incorporated by reference to Exhibit 4.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.3.1	Amended and Restated Distribution Agreement, dated May 8, 2003, among Capital One Bank, J.P. Morgan Securities, Inc. and the agents named therein (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2003, filed on August 11, 2003).

4.3.2	Copy of 6.50% Notes, due 2004, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.3	Copy of 6.875% Notes due 2006, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.3.4	Copy of 4.25% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.5	Copy of 5.75% Notes, due 2010, of Capital One Bank (incorporated by reference to Exhibit 4.4.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.6	Copy of 6.50% Notes, due 2013, of Capital One Bank (incorporated by reference to Exhibit 4.4.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.7	Copy of 4.875% Notes, due 2008, of Capital One Bank (incorporated by reference to Exhibit 4.4.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.3.8	Copy of 8.25% Notes, due 2005, of Capital One Bank (incorporated by reference to Exhibit 4.4.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001).

4.4.1	Senior Indenture dated as of November 1, 1996 (the “Indenture”) between Capital One Financial Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as Indenture Trustee (incorporated by reference to Exhibit 4.5.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.4.2	Copy of 8.75% Notes, due 2007, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002).

4.4.3	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.4.4	Copy of 7.25% Notes, due 2006, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, filed on March 23, 2000).

4.4.5	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.4.6	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.7	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005).

4.4.8	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005, filed August 4, 2005).

4.4.9	Copy of Floating Rate Senior Notes, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on September 18, 2006).

4.4.10	Copy of 5.70% Senior Notes, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on September 18, 2006).

4.4.11	Copy of 6.750% Senior Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on September 5, 2007).

4.5.1	Declaration of Trust, dated as of January 28, 1997, between Capital One Bank and The First National Bank of Chicago, as trustee (including the Certificate of Trust executed by First Chicago Delaware Inc., as Delaware trustee) (incorporated by reference to Exhibit 4.6.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.2	Copies of Certificates Evidencing Capital Securities (incorporated by reference to Exhibit 4.6.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 17, 2003).

4.5.3	Amended and Restated Declaration of Trust, dated as of January 31, 1997, by and among Capital One Bank, The First National Bank of Chicago and First Chicago Delaware Inc (incorporated by reference to Exhibit 4.6.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 5, 2004).

4.6	Issue and Paying Agency Agreement, dated as of October 24, 1997, between Capital One Bank, Morgan Guaranty Trust Company of New York, London Office, and the Paying Agents named therein (incorporated by reference to Exhibit 4.9 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 26, 1999).

4.7	Upper DECs® form of certificate (incorporated by reference to Exhibit 4.9 of the Corporation’s Report on Current Form 8-K, filed on April 23, 2002).

4.8.1	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.8.2	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.8.3	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.8.4	Third Supplemental Indenture dated February 5, 2007 between Capital One Financial Corporation and the Bank of New York as Indenture Trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed on February 8, 2007).

4.9.1	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.2	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.3	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.9.4	Amended and Restated Declaration of Trust of Capital One Capital IV dated February 5, 2007 between Capital One Financial Corporation as Sponsor, the Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K filed on February 7, 2007).

4.9.5	Guarantee Agreement dated February 5, 2007 between Capital One Financial Corporation and the Bank of New York as Guarantee Trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K filed on February 7, 2007).

4.10.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.10.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.7.5	Form of Amended Change of Control Employment Agreement between Capital One Financial Corporation and its named executive officers (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K, filed October 30, 2007).

31.1	Section 302 Certification of Richard D. Fairbank

31.2	Section 302 Certification of Gary L. Perlin

32.1	Section 906 Certification of Richard D. Fairbank*

32.2	Section 906 Certification of Gary L. Perlin*

*	Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: November 7, 2007	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer