Form 10-Q/A
period 2007-09-30
CAPITAL ONE FINANCIAL CORP
filed 2007-11-09
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Introductory Note

This Amendment No. 1 is being filed to replace and supercede the Form 10-Q filing made on November 8, 2007. The November 8 Form 10-Q was unintentionally filed in draft form by our filing agent, R.R. Donnelley Financial, without our authorization and prior to our completion. Because the Form 10-Q was filed without our authorization and prior to completion, the notes to the condensed financial statements, included in Item 1, and Item 2 disclosures contain certain incorrect information and omit certain information. Investors should not refer to or rely on the Form 10-Q filed on November 8, 2007.

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

In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against MasterCard and Visa and several member banks alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. The complaint requested civil, monetary damages. The Corporation, the Bank, and the Savings Bank were named as defendants in this lawsuit. On November 7, 2007, Visa and American Express announced that the Amex lawsuit had been settled and that the remaining bank defendants named in the lawsuit, including the Corporation, the Bank and the Savings Bank, would be dropped as defendants and released from all claims asserted in the lawsuit. The settlement agreement between Visa and American Express is subject to the approval of Visa’s member banks. We will be required to recognize expense, the amount and timing of which will be determined by definitive SEC guidance, related to the litigation, however we believe that the settlement of the Amex lawsuit will not have a material adverse effect on either the consolidated financial position of the Corporation or the Corporation’s results of operations in any future reporting periods.

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

Finally, a number of individual plaintiffs, each purporting to represent a class of cardholders, have filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Corporation (the “In Re Late Fees lawsuits”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. The complaint requests civil monetary damages, which could be trebled. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law.

With respect to the Interchange lawsuits and the In Re Late Fees lawsuits, we believe that we have meritorious defenses and intend to defend these cases vigorously. At the present time, management is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the consolidated financial position of the Corporation or the Corporation’s results of operations in any future reporting period.

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

As noted above, the Amex lawsuit as it relates to the Corporation, the Bank and the Savings Bank has been settled, subject to the approval of Visa’s member banks. Therefore, with the exception of the Interchange lawsuits and In Re Late Fees lawsuits, the Corporation and its subsidiaries are not parties to the lawsuits against MasterCard and Visa described above and therefore will not be directly liable for any amount related to any possible or known settlements of such lawsuits. However, the Corporation’s subsidiary banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues, including changes in interchange payments. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including the Corporation’s subsidiary banks, may be brought into the lawsuits or future lawsuits. In part as a result of such litigation, MasterCard and Visa are expected to continue to evolve as corporate entities, including by changing their governance structures as previously announced. During the second quarter of 2006, MasterCard successfully completed its initial public offering and Visa revised its governance structure. Both entities now rely upon independent directors for certain decisions, including the setting of interchange rates.

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

Settlement of American Express Lawsuit

On November 7, 2007, Visa and American Express announced that the Amex lawsuit had been settled and that the remaining bank defendants named in the lawsuit, including the Corporation, the Bank and the Savings Bank, would be dropped as defendants and released from all claims asserted in the lawsuit. The settlement agreement between Visa and American Express is subject to the approval of Visa’s member banks. The settlement of the Amex lawsuit will not have a material adverse effect on either the consolidated financial position of the Corporation or the Corporation’s results of operations in any future reporting periods.

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

On October 18th, 2007, we affirmed that we expect earnings per share for the full year 2007 to be approximately $5.00. This guidance was as of the date it was given. Included in this guidance is the impact of the completion of our $3 billion share repurchase program, and our expectation that fourth quarter 2007 charge-off dollars will be approximately $1.2 billion.

Our target is to operate within a Tangible Common Equity range of between 5.5% and 6.0% in 2008. Given current trends in revenues, loan growth, credit metrics and operating efficiency, we expect to deliver in 2008 (on a managed basis) low to mid single digit growth in loans and deposits; revenue growth in line with or slightly above asset growth; and operating efficiency in the mid 40 percent range. We expect charge-off dollars to fall within a range of approximately $4.9 billion to the mid-$5 billions.

Our charge-off outlook for both the fourth quarter 2007 and full year 2008 includes:

•	A “full year effect” of credit normalization in 2008

•	The continued seasoning of our dealer prime auto portfolio

•	The sharp degradation of our small alt-A HELOC portfolio from GreenPoint

•	The continued increase in bankruptcies

•	The effects of our changes in loan mix with the pull back in prime revolver business in U.S. Card and Dealer Prime in auto finance

•	The temporary effects of moving to a 25 day grace period in U.S. Card

•	The effect if elevated third quarter 2007 U.S. Card delinquencies were to persist and not cure during the fourth quarter 2007

•	The effect if housing markets were to continue their substantial degradation

October 2007 flow rate and delinquency trends in U.S. Card suggest that delinquencies are unlikely to decline during the fourth quarter of 2007, and consequently that 2008 charge-off dollars are likely to be above the bottom of the range. Given current uncertainties in the outlook for domestic credit markets and the broader economy, our 2008 charge-off outlook could vary significantly relative to our current expectations.

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

In our U. S. Card sub-segment, we expect the competitive environment to remain challenging. We will continue to focus on product and marketing strategies with the most attractive risk-adjusted returns and resilience, including transactor products for prime and super-prime customers, and attractively priced revolver products across the risk spectrum. We expect revenue dollars to grow in 2008, largely as a result of the full year impact of the revenue margin increases in the second and third quarters of 2007. We expect revenue margin to remain near its current level in the fourth quarter of 2007, and to moderate somewhat through 2008. Based on these trends, we expect average full-year 2008 revenue margin to be higher than average full-year revenue margin in 2007. Given current delinquency trends, we expect a U.S. Card charge-off rate of approximately 5.25% in the fourth quarter of 2007.

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

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2007	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer