Form 10-K
period 2007-12-31
CAPITAL ONE FINANCIAL CORP
filed 2008-02-29
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2007.

Common Stock, $.01 Par Value: $30,338,145,221*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2008.

Common Stock, $.01 Par Value: 372,984,407 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 24, 2008 are incorporated by reference into Part III.

CAPITAL ONE FINANCIAL CORPORATION

2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Overview

Capital One Financial Corporation (the “Corporation”) is one of the largest banks in the United States, incorporated in Delaware on July 21, 1994, whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries include Capital One Bank (“COB”) which currently offers credit and debit card products, other lending products, and deposit products; and Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients. Another subsidiary of the Corporation, Superior Savings of New England, N.A. (“Superior”) focuses on telephonic and media-based generation of deposits. The Corporation and its subsidiaries are collectively referred to as the “Company.” Unless indicated otherwise, the terms “Corporation”, “we”, “us”, and “our” refer to the Corporation and its consolidated subsidiaries.

As of January 1, 2008, Capital One Auto Finance Inc. (“COAF”) moved from a principal subsidiary of the Corporation to become a direct operating subsidiary of CONA. COAF offers automobile and other motor vehicle financing products.

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”), an operating subsidiary of CONA. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2—Discontinued Operations.”

As of December 31, 2007, we had $83.0 billion in deposits and $151.4 billion in managed loans outstanding. We are among the largest issuers of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on managed credit card loans outstanding, and we are the 10th largest depository institution in the United States.

We offer our products throughout the United States. We also offer our products outside of the United States principally through Capital One Bank (Europe) plc, an indirect subsidiary of COB organized and located in the United Kingdom (the “U.K. Bank”), and through a branch of COB in Canada. Our U.K. Bank has authority, among other things, to accept deposits and provide credit card and installment loans.

Our common stock is listed on the New York Stock Exchange under the symbol COF. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000). The Corporation maintains a website at www.capitalone.com. Documents available on our website include (i) Codes of Business Conduct and Ethics for the Corporation; (ii) the Corporation’s Corporate Governance Principles; and (iii) charters for the Audit and Risk, Compensation, Finance and Trust Oversight, and Governance and Nominating Committees of the Board of Directors. These documents are also available in print to any shareholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material to the SEC.

Business Description

Capital One is one of the largest banks in the United States. We are a diversified banking corporation focused primarily on consumer and commercial lending and deposit origination. Our principal business segments are Local Banking and National Lending. Local Banking includes consumer, small business and commercial deposits and lending conducted within its branch network. The National Lending segment consists of three sub-segments: the U.S. Card sub-segment which consists of domestic consumer credit and debit card activities; the Auto Finance sub-segment which includes automobile and other motor vehicle financing activities; the Global Financial Services sub-segment consisting of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities. For further discussion of our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segment Summary” and Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4.”

Local Banking Segment. The Local Banking segment represents the results of the legacy North Fork and Hibernia business lines except for the Hibernia and North Fork indirect auto businesses, which are included in the Auto Finance sub-segment results, and the investment portfolio results which are included in the Other category. In addition, the Banking segment includes the results of the Company’s branchless deposit business. The Banking segment offers traditional banking products through an extensive branch network in Connecticut, Louisiana, New Jersey, New York, and Texas. Products include commercial and consumer loans, commercial and consumer deposit account services, commercial credit cards, treasury management services, trust services and other banking related products, such as insurance, brokerage services, merchant services, and investment banking. In addition, the Banking segment offers money market (liquid accounts) and certificate of deposit accounts (time deposits) through internet channels.

U.S. Card Sub-segment. We offer a wide variety of credit card products throughout the United States, which we customize to appeal to different consumer preferences and needs. Our product offerings are supported by extensive brand advertising. We routinely test new products to develop products that appeal to different and changing consumer preferences. Our customized products include products offered to a wide range of consumer credit risk profiles, as well as products aimed at special consumer interests. Our pricing strategies are risk-based; lower risk customers may likely be offered products with more favorable pricing and we expect these products to yield lower delinquencies and credit losses. On products offered to higher risk customers, however, we are likely to experience higher delinquencies and losses, and we price these products accordingly.

Auto Finance Sub-segment. We purchase retail installment contracts, secured by new and used automobiles or other motor vehicles, through dealer networks throughout the United States. Additionally, we utilize direct marketing, including the internet, to offer automobile financing directly to consumers. Our direct marketed products include financing for the purchase of new and used vehicles, as well as refinancing of existing motor vehicle loans. As of December 31, 2007, we are the third largest non-captive provider of auto financing in the United States.

Global Financial Services Sub-segment. The Global Financial Services segment consists of international (U.K. and Canada) lending, small business lending, installment loans, home loans, healthcare finance and other consumer financial service activities, extending Capital One’s national scale lending franchise and providing geographic diversification. In our international businesses, we utilize methodologies and approaches similar to those we use in the United States.

Geographic Diversity

Loan portfolio concentration within a specific geographic region may be regarded differently based upon the current and expected credit characteristics and performance of the portfolio. Our loan portfolio is geographically diverse, although we do have commercial lending concentrations in the New York metropolitan area and Louisiana. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 26” of this form.

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

Board and Senior Management Oversight

A combination of the Board and senior management committees is used to oversee the management of risk. The Audit and Risk Committee of the Board of Directors oversees our accounting, financial reporting, internal controls and risk assessment and management processes. The Audit and Risk Committee also reviews periodic reporting on significant risks and mitigation activities and compliance with corporate risk policies. The Board Finance and Trust Oversight Committee oversees our management of liquidity, capital and financial risks.

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

•

Asset and Liability Management Committee—provides advice and counsel to the Chief Financial Officer and other executives on the acquisition and deployment of funds, the liquidity position of the Company and our subsidiaries capital management, off-balance sheet activities, activities related to the management of interest rate risk, and investment activities.

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

Organizational Structure for Risk Identification, Monitoring and Reporting

Our organizational structure supports consideration of risk in decision making. We monitor our key risks, mitigation plans and our risk management capability through a system of on-going measurement and reporting to business area management, the Chief Risk Officer, senior management committees and the Board and its committees. The corporate Risk Management department designs and facilitates the implementation of methodologies to (i) identify and assess risk; (ii) analyze and aggregate risk; (iii) facilitate and support mitigation reporting; (iv) and evaluate and enhance the risk management culture. Each business area uses these methodologies to identify key risk exposures which are assessed according to potential likelihood and impact, as well as, the quality of the related controls. If appropriate, risk response plans are developed and progress is monitored against the response plans. For significant risks reported to the senior management committees and the

Board, specific executives are designated as accountable for the management and monitoring process. Across the Company, individual business areas utilize Business Risk Offices staffed by business associates to oversee implementation of methodologies and tools for risk identification, assessment and reporting. Our Corporate Audit Services department also assesses risk and the related quality of internal controls and risk management through its audit activities. Corporate Audit Services reports on the scope and results of its work to the Audit and Risk Committee of the Board of Directors.

Credit Risk Management

Successful management of credit risk, the risk that borrowers may default on their financial obligations to us, is critical to our success. There are four primary sources of credit risk: (1) changing economic conditions, which affect customers’ ability to pay and the value of any collateral; (2) changing competitive environment, which affects customer debt loads, borrowing patterns and loan terms; (3) our underwriting strategies and standards, which determine to whom we offer credit and on what terms; and (4) the quality of our internal controls, which establish a process to test that underwriting conforms to our standards and identifies credit quality issues so we can act upon them in a timely manner. We are focused on managing each of these sources of credit risk.

The overall management of credit risk is the responsibility of the Chief Risk Officer who is supported by a Commercial Chief Credit Officer and a Consumer Chief Credit Officer. The goal of the Chief Credit Officers is to provide strong central oversight of credit policy and credit programs in the consumer and commercial lending businesses while maintaining the ability of operating units to respond flexibly to changing market and competitive conditions. The Chief Credit Officers are assisted by the Credit Policy Committee, a committee of senior management that oversees and approves corporate credit policy and credit performance. The Credit Policy Committee also has sub-committees which provide credit oversight at the divisional level. The Chief Credit Officers or their staff review and approve all large scale new credit decisions or programs. Smaller credit decisions are made by credit officers approved by the credit committee(s). These organizational structures are designed so that each of our business units applies standardized practices in measuring and managing credit risk, and that all relevant factors, such as credit outlook, profitability, and the competitive, economic, and regulatory environments, are considered in making credit decisions.

The Board of Directors has established policies that govern credit administration and limit the level and composition of risk in the total lending portfolio. The Credit Risk Management group monitors the overall composition and quality of our credit portfolio.

Our credit risk profile is managed to maintain resilience to factors outside of our control, strong risk-adjusted returns, and diversification.

Our guiding principles, strong central governance, and Board-directed credit risk tolerances are designed to keep senior executives well-informed of credit trends so they can make appropriate credit and business decisions. We preserve day-to-day market responsiveness and flexibility by empowering our business line managers to develop credit strategies and programs aligned with our credit risk policies and objective of long-term business profitability. The credit program development process considers the evolving needs of the target market, the competitive environment, and the economic outlook.

Most of our consumer credit strategies rely heavily on the use of sophisticated proprietary scoring models. These models consider many variables, including credit scores developed by nationally recognized scoring firms. The models are validated, monitored and maintained in accordance with detailed policies and procedures to help ensure their continued validity. Our Chief Scoring Officer, a member of the Chief Risk Officer’s staff, oversees the development, implementation and maintenance of key statistical models.

Liquidity Risk Management

Liquidity risk refers to exposures generated from the use and availability of various funding sources to meet our current and future operating needs. The management of liquidity risk is overseen by the Chief Financial Officer with advice and guidance from the Asset and Liability Management Committee and its sub-committee on funding chaired by the Treasurer. We manage and mitigate our liquidity risk through the use of a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management” for additional information.

Market Risk Management

Market risk refers to exposures generated from changes in interest rates and foreign currency exchange rates. The management of market risk is overseen by the Chief Financial Officer with the advice and guidance from the Asset and Liability Management Committee. We currently manage and mitigate our interest rate sensitivity through several techniques, which include, but are not limited to, managing the maturity and repricing characteristics of assets and liabilities and by entering into interest rate derivatives. We currently manage and mitigate our exposure to foreign currency risk by entering into forward foreign currency exchange contracts and cross currency swaps. The hedging of foreign currency exchange rates is limited to certain intercompany obligations related to international operations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” for additional information.

Operational Risk Management

Operational risk is the risk of direct or indirect loss resulting from inadequate or failed processes, systems, people, or exposure to external events. The management of operational risk is overseen by the Chief Risk Officer with the advice and guidance of the Risk Management Committee.

Operational risk is a normal part of business for any financial services firm. It may manifest itself in many ways, including business interruptions, errors related to processing and systems, or fraud by employees or persons outside of the Company. The risk of loss includes the potential for legal actions arising as a result of an operational deficiency or as a result of noncompliance with applicable laws or regulatory standards. We could also suffer financial loss, face regulatory action, not be able to service customers and suffer damage to our reputation.

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

The company holds operational risk capital, intended to ensure capital adequacy to withstand extreme events, and to create incentives for business areas to improve their control environments. Operational risk capital is determined through a statistical modeling process that leverages internal loss history, self assessment results, external loss data, and structured scenarios.

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

Strategic Risk Management

Strategic risk is the risk that Capital One fails to achieve short and long term business objectives as a direct result of a failure to develop the products, capabilities and competitive position necessary to attract and profitably serve consumers, be competitive and withstand market volatility, the result being a failure to deliver returns expected by stakeholders. The Executive Committee, described above, is the principal management forum for discussion of strategic risk. We assess strategic risk in our annual planning process, which includes both a top-down process set by senior management and a bottom-up process led by the business lines. Consideration of strategic risk is also a vital component of due diligence when evaluating acquisitions or new products, ventures or markets, or possible divestitures or exiting of businesses.

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

Compliance Risk Management

Compliance risk is the risk of non-conformance to laws, rulings, regulations and applicable supervisory guidance. Generally, compliance risk occurs when there are errors or omissions in the company’s operating processes. Our business area executives are responsible for allocating sufficient resources to ensure the development and maintenance of compliant operating processes. The Chief Compliance Officer is responsible for ensuring that systems, processes, and personnel are in place to provide reasonable assurance we are in substantive compliance on a day to day basis. This includes measuring compliance risk and working with business areas to prevent or mitigate possible compliance issues, errors, or violations. Compliance results and trends are discussed in a variety of management forums such as the Risk Management Committee and its Compliance sub-committee.

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

As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. Over time, we have increasingly relied on third party outsourcers to help us deliver systems and operational infrastructure. Consistent with this approach, in August 2005 Capital One and Total System Services Inc. (“TSYS”) finalized a five year definitive agreement for TSYS to provide processing services for Capital One’s North American portfolio of consumer and small business credit card accounts. The subsequent transition of the North American portfolio to the TSYS platform was completed in 2007. Work is now underway to migrate our United Kingdom credit card portfolio to the European version of the

TSYS processing platform during the first quarter of 2008. We believe that, over time, our transfer to this new technology platform will allow us to achieve cost savings, increase speed to market, expand product and service flexibility, and enhance our ability to innovate while reducing operational risk.

Planning is complete for North Fork Bank’s integration into Capital One’s existing technology infrastructure, and we expect to complete the conversion of the majority of North Fork’s systems in 2008.

Funding and Liquidity

A discussion of our funding programs and liquidity has been included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding.”

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

We compete with international, national, regional and local issuers of Visa® and MasterCard® credit cards, as well as with American Express®, Discover Card® and, to a certain extent, debit cards. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features, and customer loyalty is often limited.

We compete with national and state banks for deposits, commercial loans and trust accounts and with savings and loan associations and credit unions for loans and deposits. We also compete with other financial services providers for loans, deposits, investments, insurance and other services and products. In addition, we compete against non-depository institutions that are able to offer products and services that were typically banking products and services. Finally, we compete against other lending institutions in our healthcare financing business.

In motor vehicle finance, we face competition from banks and non-bank lenders who provide financing for dealer-originated loans. We also face competition from a small, but growing number of online automobile finance providers.

We believe that we are able to compete effectively in both our current and new markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop. For a discussion of the risks related to our competitive environment, please refer to “Risk Factors—We Face Intense Competition in All of Our Markets.”

Intellectual Property

As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure and competition. We also undertake other measures to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain intellectual property or proprietary information without authorization. Our precautions may not prevent misappropriation or infringement of our intellectual property or proprietary information. In addition, our competitors also file patent applications for innovations that are used in our industry. The ability of our competitors to obtain such patents may adversely affect our ability to compete. Conversely, our ability to obtain such patents may increase our competitive advantage. There can be no assurance that we will be successful in such efforts, or that the ability of our competitors to obtain such patents may not adversely impact our financial results.

Employees

As of December 31, 2007, we employed approximately 27,000 employees whom we refer to as “associates.” A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates is covered under a collective bargaining agreement.

Supervision and Regulation

General

The Corporation is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842). The Corporation is subject to the requirements of the BHC Act, including its capital adequacy standards and limitations on the Corporation’s nonbanking activities, and to supervision, examination and regulation by the Federal Reserve Board (the “Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under Federal Reserve policy, the Corporation is expected to act as a source of financial and managerial strength to any banks that it controls, including COB, CONA, and Superior (the “Banks”), and to commit resources to support them.

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

COB is a banking corporation chartered under Virginia law and a member of the Federal Reserve System, the deposits of which are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. In addition to regulatory requirements imposed as a result of COB’s international operations (discussed below), COB is subject to comprehensive regulation and periodic examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”), the Federal Reserve, the Federal Reserve Bank of Richmond (“FRB-R”) and the FDIC. The Corporation plans to convert COB to a national association in the first quarter of 2008. The new name of COB will be Capital One Bank (USA), National Association. As a national association, COB will be regulated primarily by the OCC and its deposits will continue to be insured by the Deposit Insurance Fund of the FDIC up to applicable limits. For further discussion regarding OCC regulation, Item 1 “FFIEC Account Management Guidance.”

CONA is a national association, the deposits of which are insured by the Deposit Insurance Fund of the FDIC up to applicable limits. On January 1, 2008, COAF, which engages in automobile financing activities, became a wholly owned subsidiary of CONA. In connection with the COAF reorganization, which included the transfer of approximately $10 billion in assets, certain COAF subsidiaries, holding approximately $14 billion in assets, remain subsidiaries of COFC.

Superior is a national association, the deposits of which are insured by the Deposit Insurance Fund of the FDIC up to applicable limits. Subject to receipt of all required approvals, the Corporation plans to merge Superior with and into CONA in the first quarter of 2008.

The Corporation is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia’s Bureau of Financial Institutions. The Corporation also faces regulation in the international jurisdictions in which it conducts business (see below under International Regulation).

In addition to the CONA and Superior merger, the Corporation plans additional consolidations to streamline its operations.

Dividends and Transfers of Funds

Dividends to the Corporation from its direct and indirect subsidiaries represent a major source of funds for the Corporation to pay dividends on its stock, make payments on corporate debt securities and meet its other obligations. There are various federal and state law limitations on the extent to which the Banks can finance or otherwise supply funds to the Corporation through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as the Banks, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. In addition, under Virginia law, the Bureau of Financial Institutions may limit the payment of dividends by COB if the Bureau of Financial Institutions determines that such a limitation would be in the public interest and necessary for COB’s safety and soundness.

Capital Adequacy

The Banks are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy” and Item 8 “Financial Statements and Supplementary Data—Note 20—Regulatory Matters”. The Banks were well capitalized under these guidelines as of December 31, 2007.

Basel Committee

In late 2007, the federal banking regulators published their final regulations to implement the international accord on revised risk-based capital rules known as “Basel II,” a capital regime that would apply to the largest and most complex institutions. The new capital regime is not currently mandatory for the Company, but could become so as we grow, in particular as our non-U.S. business grows. Application of the new capital rules could require us to increase the minimum level of capital that we hold. We will continue to closely monitor regulators’ implementation of the new rules with respect to the large institutions that are subject to it and assess the likely eventual impact to us.

FDICIA

Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” (“PCA”) with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2007, each of the Banks met the requirements for a “well-capitalized”

institution. The “well-capitalized” classification is determined solely for the purposes of applying FDICIA’s PCA provisions, as discussed below, and should not be viewed as describing the condition or future prospects of a depository institution, including the Banks. Were any of the Banks to lose their status as “well-capitalized” they could be required to increase capital or lose access to deposits.

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

Subprime Lending Guidelines

On January 31, 2001, the federal banking agencies issued “Expanded Guidance for Subprime Lending Programs” (the “Guidelines”). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in “subprime” lending. The Guidelines adopted a broad definition of “subprime” loans which likely covers more than one-third of all consumers in the United States. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, we believe that a portion of our loan assets are viewed by the examiners as “subprime.” Thus, under the Guidelines, bank examiners could require COB to hold additional capital (from one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, as of December 31, 2007 COB met the requirements for a “well-capitalized” institution. Federal examiners, however, have wide discretion as to how to apply the Guidelines and there can be no assurances that COB or CONA may not be required to hold additional regulatory capital against such assets.

For purposes of the Guidelines, we treat as “subprime” all loans in COB’s programs that are targeted at customers either with a Fair, Isaac and Company (“FICO”) score of 660 or below or with no FICO score. COB holds on average 200% of the total risk-based capital requirement that would otherwise apply to such assets.

FFIEC Account Management Guidance

On January 8, 2003, the Federal Financial Institutions Examination Council (“FFIEC”) released Account Management and Loss Allowance Guidance (the “Guidance”). The Guidance applies to all credit lending of regulated financial institutions and generally requires that banks properly manage several elements of their lending programs, including line assignments, over-limit practices, minimum payment and negative amortization, workout and settlement programs, and the accounting methodology used for various assets and income items related to loans.

We believe that our account management and loss allowance practices are prudent and appropriate and, therefore, consistent with the Guidance. We caution, however, that similar to the subprime Guidelines, the Guidance provides wide discretion to bank regulatory agencies in the application of the Guidance to any particular institution and its account management and loss allowance practices. Accordingly, under the Guidance, bank examiners could require changes in our account management or loss allowance practices in the future, and such changes could have an adverse impact on our financial condition or results of operation.

Upon conversion of COB to a national association, COB will implement the OCC’s minimum payment requirements over the course of this year, which will require COB to utilize a new formula to calculate minimum payment amounts for its credit card customer base. The new formula will increase minimum payment amounts under some circumstances, which could result in an increase in delinquencies and defaults, as well as an increase in the allowance for loan losses, for COB’s credit card portfolio. In addition, the new requirements may adversely impact fee revenue.

Regulation of Lending Activities

The activities of the Banks as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (the “FCRA”), the Community Reinvestment Act and the Service members Civil Relief Act, as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order the Banks to compensate injured borrowers. Borrowers may also have a private right of action to bring actions for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Banks to collect outstanding balances owed by borrowers. These laws plus state sales finance laws also affect the ability of our automobile financing business to collect outstanding balances. In May 2007, the Federal Reserve issued proposed rules under the Truth-in-Lending Act; there can be no assurance that such regulations, when final, will not have an adverse impact on us.

Privacy and Fair Credit Reporting

The Gramm-Leach-Bliley Act (“GLBA”) requires a financial institution to describe in a privacy notice certain of its privacy and data collection practices and requires that customers or consumers, before their nonpublic personal information is shared with nonaffiliated third parties, be given a choice (through an opt-out notice) to limit the sharing of such information about them with nonaffiliated third persons unless the sharing is required or permitted under the GLBA as implemented. The Corporation and the Banks have written privacy notices that are available through the web site of the Corporation, the relevant legal entity, or both, and are delivered to consumers and customers when required under the GLBA. In accordance with the privacy notices noted above, the Corporation and the Banks protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others to the extent they use or share such lists. The Corporation and the Banks require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLBA. To the extent that the GLBA and the FCRA require the Corporation or one or more of the Banks to provide customers and consumers the opportunity to opt out of sharing information, then the relevant entity or entities provide such options in the privacy notice. In addition to adopting federal requirements regarding privacy, the GLBA also permits individual states to enact stricter laws relating to the use of customer information. To date, at least California, Vermont and North Dakota have done so by statute, regulation or referendum, and other states may consider proposals which impose additional requirements or restrictions on the Corporation and/or the Banks. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Corporation and/or one or more of the Banks may need to amend their privacy policies and adapt their internal procedures.

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

Investment in the Corporation and the Banks

Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of capital stock of the Corporation in excess of the amount which can be acquired without regulatory approval. Each of the Banks is an “insured depository institution” within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Corporation without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of voting stock of the Corporation. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations. Additionally, COB is a “bank” within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the “Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Bureau of Financial Institutions.

Non-Bank Activities

The Corporation’s non-bank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Insurance agency subsidiaries are regulated by state insurance regulatory agencies in the states in which they operate. Capital One Asset Management, LLC, Capital One Securities, LLC (d/b/a Capital One Investments, LLC), and North Fork Financial Advisors, L.L.C. are registered investment advisers regulated under the Investment Advisers Act of 1940. Capital One Asset Management provides investment advice to investment companies subject to regulation under the Investment Company Act of 1940. Amivest Corporation, a registered investment advisor, ceased operations on December, 31, 2007.

Capital One Securities, LLC, Capital One Southcoast Capital, Inc., and NFB Investment Services Corporation are registered broker-dealers regulated by the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority. In addition, Capital One Securities, LLC and Capital One Southcoast Capital, Inc. are regulated by the Louisiana Office of Financial Institutions through the Deputy Commissioner of Securities. The Company’s broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. As part of our efforts to streamline our operations, we intend to merge Capital One Securities, LLC and NFB Investment Services Corporation later in 2008.

NFB Agency Corporation (“NFB Agency”) is a New York State licensed insurance agency that is regulated by the state insurance regulatory agencies in the states in which it operates. NFB Agency provides both personal and business insurance services to retail and commercial clients.

USA PATRIOT Act of 2001

On October 26, 2001, the President signed into law the USA PATRIOT Act of 2001 (the “Patriot Act”). The Patriot Act contains sweeping anti-money laundering and financial transparency laws as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including due diligence requirements for financial institutions to detect and report money laundering through private banking and correspondent accounts; standards for verifying customer identification at account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reporting requirements applicable to the receipt of coins and currency of more than $10,000 in nonfinancial trades or businesses; and suspicious activities reporting requirements applicable to brokers and dealers.

The Department of Treasury in consultation with the Federal Reserve and other federal financial institution regulators has promulgated rules and regulations implementing the Patriot Act that prohibit correspondent accounts for foreign shell banks at U.S. financial institutions; require financial institutions to maintain certain records relating to correspondent accounts for foreign banks; require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; require due diligence with respect to private banking and correspondent banking accounts; facilitate information sharing between government and financial institutions; require verification of customer identification; and require financial institutions to have in place an anti-money laundering program.

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

Legislation

Legislation has been proposed that could significantly restrict mortgage lending; other legislation has been proposed that could restrict the practice of charging convenience overdraft fees on deposit accounts. Several hearings have been held in Congress on credit card practices which could lead to legislation restricting credit card practices or mandating additional disclosures. Yet other pending legislation could expand the privacy protections afforded to customers of financial institutions. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on COB, CONA, or the Corporation would be. Congress or individual states may in the future consider other legislation that would materially and/or adversely affect the banking or consumer lending industries.

Sarbanes-Oxley Act Compliance

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was passed into law. The Sarbanes-Oxley Act applies to all companies that are required to file periodic reports with the Securities and Exchange Commission (“SEC”) and contains a number of significant changes relating to the responsibilities of directors and officers and reporting and governance obligations of SEC reporting companies. In addition, the Sarbanes-Oxley Act also created the Public Company Accounting Oversight Board (the “PCAOB”), a private sector, non-profit corporation whose mission is to oversee the auditors of public companies. The PCAOB recommends rulemaking to the SEC and sets certain standards for the auditors which it oversees. Since the passage of the Sarbanes-Oxley Act, we have taken a variety of steps that we believe place us in substantial compliance with the effective provisions of the Sarbanes-Oxley Act. We continue to monitor SEC rulemaking and PCAOB activities to determine if additional changes are needed to comply with provisions that may become effective in the future. Furthermore, our management has supervised the design of, or has designed, internal controls and procedures to provide reasonable assurances regarding the reliability of its financial reporting and disclosure controls and procedures to ensure that material information regarding the Company is made known to them, particularly during the period in which this Annual Report on Form 10-K is being prepared and has evaluated the effectiveness of those controls as more fully set forth in “Controls and Procedures” below. We have, in compliance with Section 404 of the Sarbanes-Oxley Act, certified, in connection with this Annual Report on Form 10-K, that we did not discover, during the execution of our internal control processes, any material weaknesses. In addition, our management policy is to disclose to our auditors and the Audit and Risk Committee of the Board of Directors significant deficiencies, if any, in the design or operation of our internal control over financial reporting that are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, as well as any fraud, whether or not material, by those that have a significant role in these processes.

International Regulation

COB faces regulation in foreign jurisdictions where it currently operates. Those regulations may be similar to or substantially different from the regulatory requirements COB faces in the United States. In the United Kingdom, COB operates through the U.K. Bank, which was established in 2000. The U.K. Bank is regulated by the Financial Services Authority (“FSA”) and licensed by the Office of Fair Trading (“OFT”). The U.K. Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the U.K. The U.K. Bank also has been granted a full license by the OFT to issue consumer credit under the U.K.’s Consumer Credit Act—1974. The FSA requires the U.K. Bank to maintain certain regulatory capital ratios at all times, and it may modify those requirements at any time. Effective January 1, 2008, the U.K. Bank has become subject to new capital adequacy requirements implemented by the FSA as a result of the U.K.’s adoption of the European Capital Requirements Directive, itself an implementation of the Basel II Accord. The U.K. Bank obtains capital through earnings or through additional capital infusion from COB, subject to approval under Regulation K of the rules administered by the Federal Reserve. If the U.K. Bank is unable to generate or maintain sufficient capital on favorable terms, it may choose to restrict its growth to reduce the regulatory capital required. Following the introduction of the Capital Requirements Directive, the U.K. Bank continues to have a healthy capital surplus and the impact of the new capital regime has been fully factored into the U.K. Bank’s financial and capital planning. In addition, the U.K. Bank is limited by the U.K. Companies Act—1985 in its distribution of dividends to COB in that such dividends may only be paid out of the U.K. Bank’s “distributable profits.”

As in the U.S., in non-U.S. jurisdictions where we operate, we face a risk that the laws and regulations that are applicable to us (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact our business. The OFT is investigating Visa’s and MasterCard’s current methods of setting interchange fees applicable to U.K. domestic transactions. Cross-border interchange fees are also coming under scrutiny from the European Commission, which in December 2007 issued a decision notice stating that MasterCard’s interchange fees applicable to cross border transactions are in breach of European Competition Law. A similar decision is expected in relation to Visa’s cross border interchange fees. While there is not expected to be a final determination of the OFT’s case before the end of 2009, the most likely outcome is that interchange fees will be reduced and this could adversely affect the yield on U.K. credit card portfolios, including ours, and could therefore adversely impact our earnings. Finally, in the United Kingdom, the Consumer Credit Act 2006 received Royal Assent on March 30, 2006 and has an implementation timetable extending from 2006 to 2008. The purpose of the Act is to reform the Consumer Credit Act—1974. The key areas covered by the Act are as follows: the creation of an “unfair relationship” test to enable debtors to challenge unfair relationships with creditors, the creation of alternative dispute resolution options for credit agreements, a requirement on lenders to provide additional information to debtors after the agreement is made, and a stricter licensing regime that will give the OFT new powers to fine lenders for their behavior. At present it is not believed that these changes will have a material impact on the U.K. Bank’s business model.

Finally, we were cited by the FSA following an investigation into the sale of payment protection insurance (“PPI”). PPI is a cross-sell product which protects a borrowers’ ability to keep up the payments on their credit card or loan in case of an accident, sickness or unemployment for a period of up to 12 months. In relation to our sale of PPI, we were fined by the FSA for failing to have adequate systems and controls and for failing to treat our customers fairly. Prior to the FSA’s investigation, Capital One had started a project to implement a number of significant improvements to its sales and administrative processes concerning PPI with a focus on customer communications. Capital One proactively worked with the FSA and has addressed all of its concerns. The fine did not have a material adverse effect on our results of operations or financial condition, and was significantly lower than other recent fines the FSA have imposed on other providers for failings in this area. Following subsequent thematic work in this area, the FSA noted that the U.K. Bank improved significantly in a number of areas and that the FSA did not have any major concerns at this time.

Statistical Information

The statistical information required by Item 1 can be found in Item 6 “Selected Financial Data”, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, “Financial Statements and Supplementary Data”.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in statements made by our officers, directors or employees to third parties. Statements that are not about historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include, but are not limited to information relating to our future earnings per share, growth in managed loans outstanding, product mix, segment growth, managed revenue margin, funding costs, operations costs, employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as “expect,” “anticipate,” “hope,” “intend,” “plan,” “believe,” “estimate” or similar expressions. We have based these forward-looking statements on our current plans, estimates and projections, and you should not unduly rely on them.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed below. Our future performance and actual results may differ materially from those expressed in forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Forward-looking statements speak only as of the date that they are made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the factors discussed below in evaluating these forward-looking statements.

This section highlights specific risks that could affect our business. Although we have tried to discuss all material risks, please be aware that other risks may prove to be important in the future. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially are the following:

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

We Face Risk From Economic Downturns

Credit markets experienced difficult conditions and volatility during 2007. As a bank, Capital One’s operations and financial condition are affected by general economic and market conditions. Delinquencies and credit losses have risen recently, partially as a result of a weakening economy and more distress among borrowers. Continued economic weakness may hurt our financial performance as customers default on their loans or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity. A continued economic downturn could have a material adverse effect on our financial condition and results of operations.

We May Experience Increased Delinquencies and Credit Losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (higher delinquencies, non-performing loans, or bankruptcy rates; lower collateral values) may require us to increase our allowance for loan losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•

Missed Payments. We face the risk that customers will miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. Customers are more likely to miss payments during periods of slower economic growth or an economic downturn. In addition, we face the risk that consumer and commercial customer behavior may change (i.e. an increased unwillingness or inability to repay debt), causing a long-term rise in delinquencies and charge-offs. Our bankruptcy experience is generally correlated with national bankruptcy filing trends.

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

•	Estimates of inherent losses. The credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our credit exposure. This process, which is critical to our financial results and condition, requires complex judgments, including forecasts of economic conditions and how those conditions may impair the ability of our borrowers to repay their loans. We face the risk that we may underestimate our inherent losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and inadequate allowance for loan losses. In addition, our estimate of inherent losses impacts the amount of allowances we build to account for those losses. The build or release of allowances impacts our current financial results.

•

Underwriting. We face the risk that our ability to assess the credit worthiness of our customers may diminish. If the models and approaches we use to select, manage, and underwrite our consumer and commercial customers become less predictive of future charge-offs (due, for example, to changes in the competitive environment or in the economy), our credit losses and returns may deteriorate.

•

Business mix. We face the risk that our business mix will change in ways that could adversely affect credit losses. We participate in a mix of businesses with a broad range of credit loss characteristics. Consequently, changes in our business mix may change our charge-off rate.

•

Charge-off recognition. We face the risk that the rules governing charge-off recognition could change. We record charge-offs according to accounting practices consistent with accounting and regulatory guidelines and rules. These guidelines and rules, including among other things, the FFIEC Account Management Guidance, could require changes in our account management or loss allowance practices and cause our charge-offs to increase for reasons unrelated to the underlying performance of our portfolio. Such changes could have an adverse impact on our financial condition or results of operation.

•

Mortgage repurchases. We face the risk that we may be required to repurchase mortgage loans that we sell to investors in the event that there was improper underwriting or fraud, or in the event that the loans become delinquent shortly after they are originated. Typically, loans are put back to originators if they experience delinquencies. Consequently, we may be exposed to credit risk associated with sold loans. We hold a reserve against this risk, but we face the risk that the reserve will not be adequate.

•	Industry practices. We face the risk that our charge-off and delinquency rates may be impacted by industry developments.

•	General economic environment. Economic downturns may increase delinquencies and credit losses. See “We Face Risk From Economic Downturns.”

We Face Risk of Interest Rate Fluctuations

Like other financial institutions, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Changes in interest rates, including changes in the relationship between short term rates and long term rates, may have negative impacts on our net interest income and therefore our earnings. If the rate of interest we pay on our borrowings and deposits increases more than the rate of interest we earn on our assets, our net interest income, and therefore our earnings, would fall. Our earnings could also be negatively impacted if the interest rates we charge on our earning assets fall more quickly than the rates we pay on our borrowings and deposits. Changes in interest rates and competitor responses to those changes may affect the rate of customer pre-payments for auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. These changes may require us to replace withdrawn balances with higher cost alternative sources of funding.

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

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” for additional information.

We May Fail To Realize All of the Anticipated Benefits of our Merger

The success of our merger with North Fork will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Capital One (including the legacy business of Hibernia Corporation) and North Fork. If we are not able to achieve the objectives of the North Fork integration, the anticipated benefits of the merger, such as cost savings and other synergies, may not be realized fully or at all or may take longer to realize than expected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts also may continue to divert management attention and resources. These integration matters may have an adverse effect on the Company during such transition period.

Our recent acquisitions also involve our entry into new businesses and new geographic or other markets which present risks resulting from our relative inexperience in these new areas and these new businesses. Historically, our business has not focused on retail and commercial banking. These new businesses change the overall character of our consolidated portfolio of businesses and react differently to economic and other external factors. We face the risk that we will not be successful in these new businesses in these new markets.

In addition, as we continue the integration of North Fork, we face the challenge of combining the cultural and historical identities of institutions that previously operated independently. We face the risk that we will not be able to successfully integrate their commercial and local retail lending culture with our national scale lending culture. Furthermore, we may be unable to appreciate the cultural factors that drive these new businesses. If we are unable to successfully adapt our unique cultural perspectives, our integration efforts and our overall business could suffer.

We Face Risk Related to the Strength of our Operational, Technological and Organizational Infrastructure

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand and as we integrate acquired businesses. Similar to other large corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of the Company and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. From time to time, we may need to change or upgrade our technology infrastructure. We may experience disruption, and we may face additional exposure to these risks during the course of making such changes. In addition, as we acquire other institutions, we face additional challenges when integrating different operational platforms. Such integration efforts may be more disruptive to the business and/or more costly than we anticipate.

In some cases, we outsource the maintenance and development of our operational and technological functionality to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Any increase in the amount of our infrastructure that we outsource to third parties may increase our exposure to this risk.

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

The Credit Card Industry Faces Increased Litigation Risks Relating to Industry Structure

We face risks from the outcomes of certain credit card industry litigation. Substantial legal liability against the Company could have a material adverse financial effect or cause significant reputational harm to us, which could seriously harm our business. For a full description of the litigation risks that we face in connection with the structure of our industry, please refer to Industry Litigation in Item 8 “Financial Statements and Supplementary Data—Notes to the Financial Statements—Note 21.”

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

We operate in a heavily regulated industry and are therefore subject to a wide array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities. As our business grows in size and complexity, establishing systems and processes to achieve compliance may become more difficult and costly. We face additional compliance challenges as a result of our acquisition of North Fork, which may be more costly and/or require more management attention than we anticipate. In addition, we face similar risks with respect to our international businesses, where changing laws and regulations may have an adverse impact on our results. For a description of the laws and regulations to which we are subject, please refer to Supervision and Regulation in Item 1. The regulatory environment in which we operate could have a negative impact on our business and our financial results.

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

Reputational Risk and Social Factors May Impact our Results

Our ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. Particularly, negative perceptions regarding our reputation could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us. In addition, adverse developments or perceptions regarding the practices of our competitors, or our industry as a whole, may also negatively impact our reputation. Finally, negative perceptions regarding the reputations of third parties with whom we have important relationships, such as our independent auditors, also may adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, could result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer them. For example, in 2007 the credit card and mortgage industries have faced increased legislative scrutiny. Adverse reputational impacts or events also may increase our litigation risk. See “The Credit Card Industry Faces Increased Litigation Risks Relating to Industry Structure.”

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

We May Face Limited Availability of Financing, Variation in Our Funding Costs and Uncertainty in Our Securitization Financing

In general, the amount, type and cost of our funding, including financing from other financial institutions, the capital markets and deposits, directly impact our expenses in operating our businesses and growing our assets and therefore, can positively or negatively affect our financial results.

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

As part of our capital markets financing, we securitize a portion of our consumer loans. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for additional funding. This early amortization could, among other things, have a significant effect on the ability of certain of our business entities to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk Management”.

Our Stock Price May be Volatile

Capital One’s stock price has been volatile in the past and several factors could cause the price to fluctuate significantly in the future. These factors may be unrelated to our performance. General market price declines or market volatility in the future, including the impact of cyclical economic slowdowns, could adversely affect the market price of our stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our real estate portfolio is used to support all of our business segments. We own the 570,000 square foot headquarters building located at 1680 Capital One Drive in McLean, Virginia. The building is located on a 31 acre land parcel and houses our executive offices and Northern Virginia staff.

We own approximately 316 acres of land in Goochland County, Virginia purchased for the construction of an office campus (the “West Creek Campus”) to consolidate certain operations in the Richmond area. The Company has seven office buildings, a support facility and a training center at the West Creek Campus. Totaling nearly 1.2 million square feet, the West Creek Campus houses multiple business and staff groups. Ample land availability provides the flexibility for further expansion should business demand increase. Another 460,000 square feet in office, data and production space is owned in Richmond, Virginia, along with a 344,075 square foot facility in Nottingham, United Kingdom, from which we conduct credit, collections, customer service and other operations.

Our businesses also occupy leased space totaling, in the aggregate, approximately 450,000 square feet in locations across Richmond, Virginia; Toronto, Canada; and the United Kingdom.

Our Local Banking segment’s office and branch operations are conducted primarily utilizing approximately 3.4 million square feet in owned properties and 3.7 million square feet in leased locations across Louisiana, New Jersey, New York and Texas. Portions of the office portfolio are sub-leased where internal demand permits. Additionally, to support our mortgage and Home Loan businesses, we lease facilities totaling approximately 310,600 square feet in California and Kansas. We also own a property of approximately 35,000 square feet in Columbus, Georgia.

Within our National Lending segment, our Auto Finance business occupies just over 700,000 square feet of leased office space in various locations including California, Florida, Georgia, Illinois, Louisiana, Michigan, Oklahoma and Pennsylvania, with the majority of such space in Texas. An additional 73,000 square feet of leased space in Boston and Framingham, Massachusetts supports other National Lending businesses.

Item 3.	Legal Proceedings.

The information required by Item 3 is included in Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 21.”

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending December 31, 2007, no matters were submitted for a vote of our stockholders.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

(Dollars in thousands, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1)
October 1-31, 2007	2,786,160	$63.49	2,785,382	$594,376
November 1-30, 2007	10,647,881	55.85	10,642,308	—
December 1-31, 2007	14,899	54.91	—	—
Total	13,448,940		13,427,690
(1)	Shares purchased represent shares purchased pursuant to our $3.0 billion stock repurchase program and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

The stock repurchase program is intended to comply with Rules 10b5-1(c) (1) (i) and 10b-18 of the Securities Exchange Act of 1934, as amended.

Cumulative Shareholder Return

The following graph compares cumulative total stockholder return on our common stock with the S&P Composite 500 Stock Index (“S&P 500 Index”) and an industry index, the S&P Financial Composite Index (“S&P 500 Financials Index”), for the period from December 31, 2002 to December 31, 2007. The graph assumes an initial investment of $100 in common stock of the specified securities. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. The stock price performance on the graph below is not necessarily indicative of future performance.

	2002	2003	2004	2005	2006	2007
Capital One	100.00	206.74	284.48	292.28	260.22	160.34
S&P 500 Index	100.00	126.38	137.75	141.88	161.20	166.89
S&P 500 Financials Index	100.00	127.93	138.46	143.61	166.82	132.05

The remaining information required by Item 5 is included under the following:

Item 1	“Business—Overview”	Page 3
Item 1	“Business—Supervision and Regulation—Dividends and Transfers of Funds”	Page 11
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management”	Pages 63-64
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy”	Pages 65-66
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividend Policy”	Page 66
Item 8	“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements”	Pages 77-140
Item 8	“Financial Statements and Supplementary Data—Selected Quarterly Financial Data”	Page 144

Item 6.	Selected Financial Data

(Dollars in millions, Except Per Share Data)	2007	2006(5)	2005(4)	2004		2003		Five Year Compound Growth Rate
Income Statement Data:
Interest income	$11,078.1	$8,164.7	$5,726.9	$4,794.4		$4,367.7		20.46%
Interest expense	4,548.3	3,073.3	2,046.6	1,791.4		1,582.6		23.51%
Net interest income	6,529.8	5,091.4	3,680.3	3,003.0		2,785.1		18.58%
Provision for loan losses	2,636.5	1,476.4	1,491.1	1,220.9		1,517.5		11.68%
Net interest income after provision for loan losses	3,893.3	3,615.0	2,189.2	1,782.1		1,267.6		25.16%
Non-interest income	8,054.2	7,001.0	6,358.1	5,900.2		5,415.9		8.26%
Restructuring expense	138.2	—	—	—		—		N/A
Other non-interest expense	7,939.8	6,943.6	5,718.3	5,322.2		4,856.7		10.33%
Income before income taxes and cumulative effect of accounting change	3,869.5	3,672.4	2,829.0	2,360.1		1,826.8		16.20%
Income taxes	1,277.8	1,246.0	1,019.9	816.6		676.0		13.58%
Income before cumulative effect of accounting change	2,591.7	2,426.4	1,809.1	1,543.5		1,150.8		17.63%
Cumulative effect of accounting change, net of taxes of $8.8 million	—	—	—	—		15.0
Income from continuing operations, net of tax	$2,591.7	$2,426.4	$1,809.1	$1,543.5		$1,135.8		17.94%
Loss from discontinued operations, net of tax(6)	(1,021.4)	(11.9)	—	—		—
Net income	$1,570.3	$2,414.5	$1,809.1	$1,543.5		$1,135.8		6.69%
Dividend payout ratio	2.68%	1.34%	1.52%	1.66%		2.14%
Per Common Share:
Basic earnings per share:
Income from continuing operations, net of tax	$6.64	$7.84	$6.98	$6.55		$5.05		5.63%
Loss from discontinued operations, net of tax(6)	(2.62)	(0.04)	—	—		—
Net income	$4.02	$7.80	$6.98	$6.55		$5.05		(4.44)%
Diluted earnings per share:
Income from continuing operations, net of tax	$6.55	$7.65	$6.73	$6.21		$4.85		6.20%
Loss from discontinued operations, net of tax(6)	(2.58)	(0.03)	—	—		—
Net income	$3.97	$7.62	$6.73	$6.21		$4.85		(3.92)%
Dividends	0.11	0.11	0.11	0.11		0.11
Book value as of year-end	65.18	61.56	46.97	33.99		25.75		20.41%
Selected Year-End Reported Balances(3):
Loans held for investment	$101,805.0	$96,512.1	$59,847.7	$38,215.6		$32,850.3		25.39%
Allowance for loan and lease losses	2,963.0	2,180.0	1,790.0	1,505.0		1,595.0		13.19%
Total assets	150,499.1	144,360.8	88,701.4	53,747.3		46,283.7		26.60%
Interest-bearing deposits	71,943.9	74,122.8	43,092.1	25,636.8		22,416.3		26.27%
Total deposits	82,990.5	85,770.9	47,933.3	25,636.8	(2)	22,416.3	(2)	29.93%
Borrowings	37,261.9	29,667.9	22,278.1	16,511.8		14,812.6		20.26%
Stockholders’ equity	24,294.1	25,235.2	14,128.9	8,388.2		6,051.8		32.05%

(Dollars in millions, Except Per Share Data)	2007	2006(5)	2005(4)		2004	2003	Five Year Compound Growth Rate
Selected Average Reported Balances(3):
Loans held for investment	$93,541.8	$63,577.3	$40,734.2		$34,265.7	$28,677.6	26.68%
Average earning assets	121.420.4	84,086.7	55,537.0		46,655.7	37,362.3	26.58%
Total assets	144,999.1	95,254.7	61,360.5		50,648.1	41,195.4	28.62%
Interest-bearing deposits	73,980.5	45,739.0	28,370.7		24,313.3	19,768.0	30.21%
Total deposits	85,427.2	50,673.4	29,019.7		24,313.3 (2)	19,768.0 (2)	34.01%
Borrowings	29,885.9	24,305.1	18,031.9		15,723.6	12,978.0	18.15%
Stockholders’ equity	25,203.1	16,203.4	10,594.3		7,295.5	5,323.5	36.47%
Reported Metrics(3):
Revenue margin	12.01%	14.38%	18.08	(1)%	19.08%	21.95%
Net interest margin	5.38	6.06	6.63	(1)	6.44	7.45
Risk adjusted margin	10.40	12.71	15.47		16.31	17.54
Delinquency rate	3.66	2.74	3.14		3.85	4.79
Net charge-off rate	2.10	2.21	3.55		3.78	5.74
Return on average assets	1.79	2.55	2.95		3.05	2.76
Return on average equity	10.28	14.97	17.08		21.16	21.34
Average equity to average assets	17.38	17.01	17.27		14.40	12.92
Non-interest expense as a % of average loans held for investment	8.64	10.92	14.04		15.53	16.94
Efficiency ratio	54.44	57.42	56.96		59.78	59.22
Allowance as a % of loans held for investment	2.91	2.26	2.99		3.94	4.86
Managed Metrics(3):
Revenue margin	9.85%	10.66%	12.45	(1)%	12.89%	14.65%
Net interest margin	6.46	6.88	7.80	(1)	7.88	8.64
Risk adjusted margin	7.40	8.23	8.76		9.03	9.38
Delinquency rate	3.87	3.02	3.24		3.82	4.46
Net charge-off rate	2.88	2.84	4.25		4.41	5.86
Return on average assets	1.33	1.70	1.72		1.73	1.52
Non-interest expense as a % of average loans held for investment	5.58	6.24	6.71		7.22	7.72
Efficiency ratio	47.30	50.17	46.81		49.01	47.44
Average loans held for investment	$144,727.0	$111,328.6	$85,265.0		$73,711.7	$62,911.9	18.13%
Average earning assets	$170,496.1	$129,812.8	$98,097.2		$84,240.3	$69,873.2	19.53%
Year-end loans held for investment	$151,362.4	$146,151.3	$105,527.5		$79,861.3	$71,244.8	16.27%
Year-end total loan accounts	48.5	50.0	49.7		48.6	47.0	0.63%
(1)	Prior period amounts have been reclassified to conform with current period presentation.
(2)	Non-interest bearing deposits for the years 2003—2004 were included in other liabilities.
(3)	Based on continuing operations.
(4)	On November 16, 2005, the Company acquired 100% of the outstanding common stock of Hibernia Corporation for total consideration of $5.0 billion.
(5)	On December 1, 2006, the Company acquired 100% of the outstanding common stock of North Fork Bancorporation for total consideration of $13.2 billion.
(6)	Discontinued operations related to the shutdown of mortgage origination operations of GreenPoint’s wholesale mortgage banking unit in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (“COB”) which currently offers credit and debit card products, other lending products and deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

Another subsidiary of the Corporation, Superior Savings of New England, N.A. (“Superior”) focuses on telephonic and media-based generation of deposits.

As of January 1, 2008, Capital One Auto Finance (“COAF”) moved from a principal subsidiary of the Corporation to become a direct operating subsidiary of CONA. COAF offers automobile and other motor vehicle financing products.

During 2007, Capital One F.S.B. and North Fork Bank merged with and into CONA.

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”), an operating subsidiary of CONA. Additional information can be found in Item 8—”Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2—Discontinued Operations.”

The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”.

The Company continues to deliver on its strategy of combining the power of national scale lending and local scale banking. As of December 31, 2007, the Company had $83.0 billion in deposits and $151.4 billion in managed loans outstanding.

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

II. Critical Accounting Estimates

The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Several of these policies are considered to be more critical to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Areas with significant judgment and/or estimates or that are materially dependent on management judgment include: determination of the level of allowance for loan and lease losses, valuation of goodwill and other intangibles, finance charge, interest and fee revenue recognition, valuation of mortgage servicing rights, valuation of representation and warranty reserves, valuation of retained interests from securitization transactions, recognition of customer reward liability, treatment of derivative instruments and hedging activities, and accounting for income taxes.

Additional information about accounting policies can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1.”

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

Commercial and small business loans are considered to be impaired in accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”) when it is probable that all amounts due in accordance with the contractual terms will not be collected. Specific allowances are determined in accordance with SFAS 114. Impairment is measured based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral.

For purposes of determining impairment, consumer loans are collectively evaluated as they are considered to be comprised of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment under the provisions of SFAS 114.

As of December 31, 2007 and 2006, the balance in the allowance for loan and lease losses was $3.0 billion and $2.2 billion, respectively.

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

In accordance with the requirements specified in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances such as adverse changes in the business indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level.

The first part of the test is a comparison at the reporting unit level, of the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying amount, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying amount of goodwill recorded within the reporting unit. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment charge for the amount of the difference.

The fair values of reporting units are determined primarily using discounted cash flow models based on each reporting unit’s internal forecasts.

Other intangible assets having finite useful lives are separately recognized and amortized over their estimated useful lives.

As of December 31, 2007 and 2006, goodwill of $12.8 billion and $13.6 billion and net intangibles of $1.1 billion and $1.3 billion, respectively, were included in the Consolidated Balance Sheet.

Revenue Recognition

The Company recognizes earned finance charges and fee income on credit card loans according to the contractual provisions of the credit arrangements. When the Company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of credit card finance charge and fee receivables using a formula based on an estimate of future non-principal losses. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue.

The amount of finance charges and fees suppressed were $1.1 billion and $0.9 billion for the years ended December 31, 2007 and 2006, respectively.

Nonperforming Assets

Nonperforming Assets include nonaccrual loans, impaired loans, certain restructured loans on which interest rates or terms of repayment have been materially revised, foreclosed and repossessed assets.

Commercial loans, consumer real estate and auto loans are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning full collectibility of both principal and interest. All other consumer loans and small business credit card loans are not placed in nonaccrual status prior to charge-off.

At the time a loan is placed on nonaccrual status, interest and fees accrued but not collected through the end of the previous quarter are systematically reversed and charged against income. Interest payments received on nonaccrual loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. A loan remains in nonaccrual status until it is current as to principal and interest and the borrower demonstrates the ability to fulfill the contractual obligation.

Upon foreclosure or repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to other assets, net of a valuation allowance for selling costs. We estimate market values primarily based on appraisals when available or quoted market prices on liquid assets.

Valuation of Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee, and are carried at fair value; changes in fair value are recognized in mortgage servicing and other income. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. The Company uses assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSRs. If actual prepayment experience differs from the anticipated rates used in the Company’s model, this difference could result in a material change in MSR value.

As of December 31 2007 and 2006, the MSR balance was $247.6 million and $252.3 million, respectively.

Valuation of Representation and Warranty Reserve

The representation and warranty reserve is available to cover probable losses inherent with the sale of mortgage loans in the secondary market. In the normal course of business, certain representations and warranties are made to investors at the time of sale, which permit the investor to return the loan to the seller or require the seller to indemnify the investor for certain losses incurred by the investor while the loan remains outstanding. The evaluation process for determining the adequacy of the representation and warranty reserve and the periodic provisioning for estimated losses is performed for each product type on a quarterly basis. Factors considered in the evaluation process include historical sales volumes, aggregate repurchase and indemnification activity, actual losses incurred. Quarterly changes to the representation and warranty reserve related to GreenPoint are reported as discontinued operations for all periods presented.

As of December 31, 2007 and 2006, the representation and warranty reserve was $93.4 million and $156.0 million, respectively.

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

As of December 31, 2007 and 2006, the retained interest related to securitization transactions totaled $2.3 billion and $2.2 billion, respectively.

Recognition of Customer Rewards Liability

The Company offers products, primarily credit cards, that provide program members with various rewards such as airline tickets, free or deeply discounted products or cash rebates, based on account activity. The Company establishes a rewards liability based on points earned which are ultimately expected to be redeemed and the average cost per point redemption. As points are redeemed, the rewards liability is relieved. The cost of reward programs is primarily reflected as a reduction to interchange income. The rewards liability will be affected over time as a result of changes in the number of account holders in the reward programs, the actual amount of points earned and redeemed, general economic conditions, the actual costs of the rewards, changes made by reward partners and changes that the Company may make to the reward programs in the future. To the extent assumptions used by management do not prevail, rewards costs could differ significantly, resulting in either a higher or lower future rewards liability, as applicable.

As of December 31, 2007 and 2006, the rewards liability was $1.3 billion and $1.1 billion, respectively.

Treatment of Derivative Instruments and Hedging Activities

The Company utilizes certain derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company’s goal is to manage sensitivity to changes in rates by offsetting the repricing or maturity characteristics of certain balance sheet assets and liabilities, thereby limiting the impact on earnings. The use of derivative instruments does expose the Company to credit and market risk. The Company manages credit risk through strict counterparty credit risk limits and/or collateralization agreements.

At inception, the Company determines if a derivative instrument meets the criteria for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Ongoing effectiveness evaluations are made for instruments that are designated and qualify as hedges. If the derivative is free standing, no assessment of effectiveness is needed by management.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”) effective January 1, 2007. As a result of adoption, the Company recorded a $29.7 million reduction in retained earnings. The reduction in retained earnings upon adoption is the net impact of a $46.5 million increase in the liability for unrecognized tax benefits and a $16.8 million increase in deferred tax assets. In addition, the Company reclassified $471.1 million of unrecognized tax benefits from deferred tax liabilities to current taxes payable to conform to the deferred tax measurement and balance sheet presentation requirements of FIN 48.

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

For the years ended December 31, 2007 and 2006, the provision for income taxes on continuing operations was $1.3 billion and $1.2 billion, respectively, and as of December 31, 2007 and 2006, the valuation allowance was $21.3 million and $14.6 million, respectively.

III. Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

The Company actively engages in off-balance sheet securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. Securities outstanding totaling $48.9 billion and $49.0 billion as of December 31, 2007 and 2006, respectively, represent undivided interests in the pools of consumer loan receivables that are sold in underwritten offerings or in private placement transactions.

The securitization of consumer loans has been a significant source of liquidity for the Company. Maturity terms of the existing securitizations vary from 2008 to 2025 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The Company believes that it has the ability to continue to utilize off-balance sheet securitization arrangements as a source of liquidity; however, a significant reduction or termination of the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

Recourse Exposure

The credit quality of the receivables transferred is supported by credit enhancements, which may be in various forms including interest-only strips, subordinated interests in the pool of receivables, cash collateral accounts, cash reserve accounts and accrued interest and fees on the investor’s share of the pool of receivables. Some of these credit enhancements are retained by the seller and are referred to as retained residual interests. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. Securitization investors and the trusts only have recourse to the retained residual interests, not the Company’s assets. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 24” for quantitative information regarding retained interests.

Collections and Amortization

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. For revolving securitizations, amounts collected in excess of that needed to pay the above amounts are remitted, in general, to the Company. Under certain conditions, some of the cash collected may be retained to ensure future payments to investors. For amortizing securitizations, amounts collected in excess of the amount that is used to pay the above amounts are generally remitted to the Company, but may be paid to investors in further reduction of their outstanding principal. See Item 8 “Financial Statements and Supplementary

Data—Notes to the Consolidated Financial Statements—Note 24” for quantitative information regarding revenues, expenses and cash flows that arise from securitization transactions.

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which would accelerate the need for funding. Additionally, early amortization would have a significant impact on the ability of the Company to meet regulatory capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would be recorded on the balance sheet and accordingly would require incremental regulatory capital. As of December 31, 2007, no early amortization events related to the Company’s off-balance sheet securitizations have occurred.

The amounts of investor principal from off-balance sheet consumer loans as of December 31, 2007 that are expected to amortize into the Company’s consumer loans, or be otherwise paid over the periods indicated, are summarized in Table 11. Of the Company’s total managed loans, 33% and 34% were included in off-balance sheet securitizations for the years ended December 31, 2007 and 2006, respectively.

Letters of Credit

The Company issues letters of credit (financial standby, performance standby and commercial) to meet the financing needs of its customers. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s allowance for loan and lease losses.

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

As of and for the year ended December 31, 2007

(Dollars in millions)	Total Reported	Securitization Adjustments(1)	Total Managed(2)

Income Statement Measures(3)
Net interest income	$6,530	$4,490	$11,020
Non-interest income	$8,054	$(2,288)	$5,766

Total revenue	$14,584	$2,202	$16,786
Provision for loan losses	$2,637	$2,201	$4,838
Net charge-offs	$1,961	$2,201	$4,162

Balance Sheet Measures
Loans held for investment	$101,805	$49,557	$151,362
Total assets	$150,590	$48,707	$199,297
Average loans held for investment	$93,837	$51,185	$145,022
Average earning assets	$124,426	$49,076	$173,502
Average total assets	$148,983	$50,410	$199,393
Delinquencies	$3,721	$2,143	$5,864

(1)	Income statement adjustments for the year ended December 31, 2007 reclassify the net of finance charges of $6,334.8 million, past due fees of $1,004.1 million, other interest income of $(167.3) million and interest expense of $2,681.7 million; and net charge-offs of $2,201.5 million to non-interest income from net interest income and provision for loan losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

V. Management Summary and Business Outlook

Management Summary

Discontinued Operations

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint, resulting in an after-tax loss from discontinued operations of $1.0 billion for the year ended December 31, 2007. GreenPoint was acquired by the Company in December 2006 as part of the North Fork Bancorporation acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as discontinued operations and, accordingly, separately disclosed from the Company’s results of continuing operations for 2007 and 2006. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2—Discontinued Operations.”

Continuing Operations

The following discussion provides a summary of 2007 results compared to 2006 results and 2006 results compared to 2005 results on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net income was $1.6 billion, or $3.97 per share (diluted) for 2007, compared to $2.4 billion, or $7.62 per share (diluted) for 2006. Net income for 2007 included an after-tax loss from discontinued operations of $1.0 billion, or $2.58 per share (diluted), compared to an after-tax loss from discontinued operations of $11.9 million, or $0.03 per share (diluted) in 2006.

Income from continuing operations for 2007 was $2.6 billion, an increase of $165.3 million, or 7% from 2006. Diluted earnings per share from continuing operations for 2007 was $6.55, a decrease of 14% from $7.65 in 2006.

Results from continuing operations for 2007 include:

•

The impact of a full year of results of operations from the North Fork Bank acquisition which was completed on December 1, 2006 and the dilutive impact on earnings per share of the 103.8 million incremental shares issued in December 2006 related to the acquisition.

•	Net interest income and non-interest income growth driven mainly by selective pricing and fee changes in the U.S. Card portfolio.

•

Provision for loan and lease losses increase due to the continued normalization of consumer credit following the unusually favorable credit environment in 2006, adverse delinquency and charge-off trends in our National Lending businesses and the increase in our coverage ratio in allowance to loans held for investment as a result of economic weakening in the latter part of 2007 as evidenced by increased delinquencies and consistent with recently released economic indicators.

•	Restructuring charges of $138.2 million resulting from the Company’s broad-based initiative announced during the second quarter of 2007 to reduce expenses and improve its competitive cost position.

•

Legal liabilities and reserves of $138.9 million in connection with the Visa antitrust lawsuit settlement with American Express and estimated possible damages in connection with other pending Visa litigation.

•	The impact of the Company’s $3.0 billion share repurchase program completed in 2007.

•

Moderate loan (held for investment) growth primarily attributable to the acquisition of North Fork in December 2006, offset somewhat by a portfolio sale related to a co-branded credit card partnership during first quarter 2007 and our significant pull back from prime revolver marketing in the U.S. Card sub-segment.

•

Moderate deposit decrease attributable to deliberate funding decisions including a shift from higher cost brokered deposits and public funds to lower cost funding options. Deposits were $83.0 billion at December 31, 2007, down $2.8 billion, or 3% from December 31, 2006.

2007 Summary of Significant Events

Shut down of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

See “Discontinued Operations” above. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2—Discontinued Operations.”

Restructuring Charges Associated with Cost Initiative

During the second quarter of 2007, we announced a broad-based initiative to reduce expenses and improve our competitive cost position. We recognized $138.2 million in restructuring charges in 2007. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 22—Restructuring”.

Share Repurchase

During 2007, we executed a $3.0 billion stock repurchase program, resulting in a net share retirement of 43,717,110 shares. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 16—Accelerated Share Repurchase Program” and Part 2, Item 5. “Market for Company’s Common Equity and Related Stockholder Matters”.

Litigation Settlements and Reserves

During the fourth quarter of 2007, we recognized a pre-tax charge of $79.8 million for liabilities in connection with the antitrust lawsuit settlement with American Express. Additionally, we recorded a legal reserve of $59.1 million for estimated possible damages in connection with other pending Visa litigation, reflecting our share of such potential damages as a Visa member. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 21—Commitments, Contingencies and Guarantees” and Part 1, Item 3. “Legal Proceedings”.

Sale of Interest in Spain

During 2007, the Company completed the sale of its interest in a relationship agreement to develop and market consumer credit products in Spain and recorded a net gain related to this sale of $31.3 million consisting of a $41.6 million increase in non-interest income partially offset by a $10.3 million increase in non-interest expense.

Gain on Sale of MasterCard Shares

As a result of MasterCard’s IPO in 2006, Capital One owned class B shares of MasterCard common stock, with sale restrictions that were originally scheduled to expire on May 31, 2010. In 2007 shareholders approved an amendment to the MasterCard Certificate of Incorporation that provides for an accelerated conversion of class B common stock into class A common stock. The MasterCard Board of Directors approved a conversion window running from August 4 to October 5, 2007, during which time owners of class B shares may voluntarily elect to convert and sell a certain number of their shares. During the conversion period, Capital One elected to convert and sell 300,482 shares of MasterCard class B common stock. The Company recognized gains of $43.4 million on these transactions in non-interest income.

Gain on Sale of Securities

In 2001 we acquired a 7% stake in the privately held company DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. DealerTrack went public in 2005. During the first quarter of 2007 we sold our remaining interest of 1,832,767 shares for $52.2 million resulting in a pre-tax gain of $46.2 million in non-interest income.

Senior Note Issuance

During the third quarter 2007, we closed the public offering of $1.5 billion aggregate principal amount of our Senior Notes Due 2017 (the “Notes”). The Notes were issued pursuant to a Senior Indenture dated as of November 1, 1996 (the “Indenture”) between the Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as Indenture Trustee. Proceeds from the sale of the notes will be used for general corporate purposes, which may include repurchases of shares of our common stock. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 9—Borrowings” and Part 2, Item 7, Section VIII. “Funding”.

Acceleration of Equity Awards

During the second quarter of 2007, a charge of $39.8 million was taken against salaries and associate benefits. This charge was taken as a result of the accelerated vesting of equity awards in conjunction with the transition of the Banking leadership team, consistent with the terms of the awards. This charge is not included as a restructuring charge associated with our 2007 cost initiative.

Income Taxes

We recognized a $69.0 million one-time tax benefit in the second quarter of 2007 resulting from previously unrecognized tax benefits related to our international tax position. In addition, we recognized a $29.7 million reduction in retained earnings associated with the adoption of FIN 48 in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income was $2.4 billion, or $7.62 per share (diluted) for 2006, compared to $1.8 billion, or $6.73 per share (diluted) for 2005. Net income for 2006 included an after-tax loss from discontinued operations of $11.9 million, or $0.03 per share (diluted).

Income from continuing operations for 2006 was $2.4 billion, an increase of $617.2 million, or 34% from 2005. Diluted earnings per share from continuing operations for 2006 were $7.65, an increase of 14% from 2005.

Results from continuing operations for 2006 include:

•

The impact of a full year of results of operations from the Hibernia acquisition in November 2005 and one month of North Fork Bank acquisition which was completed on December 1, 2006. The dilutive impact on earnings per share of $0.32 from the 103.8 million incremental shares issued in December 2006 related to the North Fork acquisition.

•

Revenue growth resulting from managed loan growth in the Auto Finance and Global Financial Services sub-segments and a full year of Hibernia results, offset by declining revenues in U.S. Card driven by ongoing changes in product strategy.

•

Slight decline in the provision for loan losses compared to 2005, despite reported loan growth, due to increased concentration of higher credit quality loans in the reported loan portfolio combined with a continued favorable loss environment resulting from, in part, a slower than expected return of bankruptcy related charge-offs to historical levels, and the alignment of allowance methodologies across acquired businesses.

•

Increased non-interest expenses driven primarily by a full year of Hibernia’s results which contributed $951.3 million (which includes integration costs and costs to support the branch expansion efforts) of the overall increase, the one month impact of the North Fork acquisition which added $97.4 million of operating expense, and increased costs for infrastructure investments, including the conversion of the Company’s cardholder transaction and account processing platform.

•

Managed loans as of December 31, 2006 were $146.2 billion, up 39% from 2005. Excluding the $31.7 billion of loans from the North Fork acquisition, managed loans grew to $114.4 billion, with organic loan growth at 10% year over year.

•	Diversified funding from the acquisition of North Fork which added $38.5 billion of deposits to the Company’s balance sheet. Deposits were $85.8 billion at December 31, 2006.

2006 Significant Events

Acquisition of North Fork Bancorporation

On December 1, 2006, Capital One acquired 100% of the outstanding common stock of North Fork Bancorporation, a bank holding company with more than 350 bank branches in the New York metropolitan area and a nationwide mortgage business. Pursuant to the Merger Agreement, each share of North Fork common stock outstanding at the effective time of the merger was converted into the right to receive either $28.144 in cash or 0.3692 of a share of Capital One common stock, at the election of each North Fork stockholder, subject to proration due to limitations on the aggregate amount of cash to be paid by Capital One in the merger and depending on the election of other North Fork stockholders, as specified in the Merger Agreement. The total consideration for the acquisition was $13.2 billion.

The average of the closing prices of Capital One common stock on the NYSE for the five trading days ending the day before the completion of the merger was $76.24. The total consideration of $13.2 billion included the value of outstanding stock options and was paid with the issuance of 103.8 million shares of Capital One’s common stock and $5.2 billion in cash consideration. Upon completion of the merger, outstanding options of North Fork were exchanged for options of Capital One with the number of options and option price adjusted for the exchange ratio. Capital One financed the cash portion of the acquisition through a combination of short term liquidity conversions and debt offerings. Specifically, Capital One acquired the common shares by liquidating $1.0 billion of federal funds sold and resale agreements and by issuing $995.0 million of junior subordinated debentures and $3.2 billion of senior and subordinated debt.

Debt Issuance to fund North Fork Acquisition

In June 2006, the Company issued $345.0 million aggregate principal amount of 7.5% junior subordinated debentures that are scheduled to mature on June 15, 2066. For regulatory capital purposes the debentures are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

In July 2006, the Company issued $650.0 million aggregate principal amount of 7.686% junior subordinated debentures that are scheduled to mature on August 15, 2036. For regulatory capital purposes the debentures are treated as equity and serve to increase Tier 1 and Total Risk Based Capital at the holding company level.

In August 2006, the Company issued $1.0 billion aggregate principal amount of 6.150% Subordinated Notes due September 1, 2016.

In September 2006, the Company issued $1.1 billion of Floating Rate Senior Notes due September 10, 2009 and $1.1 billion of 5.7% Senior Notes due September 15, 2011.

North Fork Balance Sheet Derivative

In April 2006, the Company entered into derivative instruments to mitigate certain exposures it faced as a result of the expected acquisition of North Fork. The position was designed to protect the Company’s tangible capital ratios from falling below a desired level in the event that subsequent increases in interest rates had reduced the mark-to-market value of North Fork’s balance sheet prior to closing. The Company’s maximum negative exposure was expected to be no more than approximately $50 million. The derivative instruments were not treated as designated hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such were marked to market through the income statement until the derivatives were terminated. The derivative instruments expired out of the money and unexercised on October 2, 2006 with a $50.1 million reduction to non-interest income.

Loss on Sale of Securities

Subsequent to the North Fork acquisition, in December 2006 the Company sold a number of Treasury and Agency securities realizing a loss of $34.9 million in non-interest expense.

Sale of Mortgage Loans

During the fourth quarter, the Company entered agreements and established the price with third parties to sell $1.5 billion of CONA’s residential mortgage portfolio and $4.2 billion of North Fork Bank’s mortgage portfolio as part of a balance sheet downsizing related to the acquisition of North Fork. In December 2006, $0.2 billion of loans were sold, resulting in a loss of $9.2 million. The Company recognized a loss of $21.4 million resulting from the mark to lower of cost or market on the remaining $5.5 billion of mortgage loans held for sale which was recorded in discontinued operations. The Company entered into freestanding interest rate swaps to mitigate the interest rate exposure on the mortgage loans held for sale. The Company recognized a mark-to-market gain on the freestanding interest rates swaps of $35.7 million in discontinued operations.

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

Release of Hurricane Reserve

During 2006, the Company determined that $25.7 million of allowance for loan losses previously established to cover expected losses in the portion of the loan portfolio impacted by the 2005 hurricanes was no longer needed. This determination was driven by improvements in credit performance of the impacted portfolios since the time those reserves were established. As a result, results for the Local Banking segment include the reversal of this allowance.

Business Outlook

The statements contained in this section are based on our current expectations. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors.”

2008 Expectations

Like all banks, Capital One faces continuing cyclical challenges in 2008. The Company believes that its strong balance sheet and experience in managing through prior economic cycles position the Company to successfully navigate the current challenges. Expectations for 2008 results include:

•	Balance sheet growth (loans and deposits) in the low single digits;

•	Revenue growth in the low single digits, as the positive margin trends in U.S. Card moderate somewhat in 2008;

•	Continuing operating leverage, with the Company’s efficiency ratio declining to the mid 40s, and overall operating expenses expected to be at least $200 million below their 2007 level;

•	Continued pressure on delinquencies and charge-offs due to cyclical weakness in the economy;

•	Tangible common equity (“TCE”) ratio toward the high end of, or possibly above the announced target range of 5.5% to 6%.

•	Increase in quarterly dividends per share to $0.375 per quarter, beginning in the first quarter of 2008.

The Company expects that returns in 2008 will likely be pressured by credit headwinds as the economy weakens. The Company believes that its strong balance sheet, resilient businesses, and actions to navigate the current challenges will position the Company for a strong rebound when economic and credit cycles turn favorable.

Operating Segments

In the Local Banking segment, the Company expects to maintain caution in underwriting both consumer and commercial loans in the current economic cycle. The Company also expects the intense competitive environment for deposits to continue in 2008. As a result, the Company expects loan growth rate and deposit growth rate in the low single digits in its Local Banking segment in 2008.

Planning is complete for North Fork Bank’s integration into Capital One’s existing technology infrastructure, and we expect to complete the conversion of the majority of North Fork’s systems in 2008. The Local Banking business is on track to convert to a single deposit platform and brand in the first quarter of 2008. While, integration and systems conversions may result in an elevation in Local Banking operating expense in the first half of 2008, the Company expects that the longer term trend of improving operating efficiency will resume in the second half of 2008.

In the National Lending businesses, the Company faces several challenges that may pressure results, including weakening consumer credit and uncertainty regarding the consumer economy.

In the U.S. Card sub-segment, the Company expects the competitive environment to remain challenging. The Company expects U.S. Card revenue margins to decline from 4th quarter levels in the first quarter of 2008, and to be in the high-teens throughout 2008. There are several reasons for the expected decline. First, the Company expects to assess fewer fees as customers continue to adjust to pricing and fee policies implemented in the second half of 2007. Also, the Company plans to implement additional fee policy adjustments in the first quarter, such as a more generous and targeted fee waiver policy, which will reduce fee revenues somewhat. Finally, the Company expects an increase in introductory rate assets in the U.S. Card portfolio as it pursues targeted opportunities with superprime revolver customers. Despite the modestly lower revenue margins which result from these factors, the Company remains confident that continued strong revenue margins well enable the U.S. Card business to weather cyclical economic pressures.

The Company expects the U.S. Card managed charge-off rate to be in the mid-6% range in the first half of 2008, consistent with delinquencies through the latter half of 2007.

The Company continues to take actions to further strengthen resiliency and sustain well-above hurdle financial returns in the face of cyclical credit challenges. For example, the Company specifically designs product structures and tightly manages credit lines appropriate to each part of the credit risk spectrum. The Company maintains a prudent and measured approach to underwriting and marketing. In 2008, the Company expects little to no loan growth in U.S. Card, and no material change in the mix of the U.S. Card portfolio. The Company has increased collections capacity and intensity early in the current credit cycle. Finally, the Company continues to pursue process and efficiency improvements, leveraging the new infrastructure platform implemented successfully in 2007.

In the Auto Finance sub-segment, the Company has started to scale back lending across the credit spectrum. In the dealer prime business, the Company is focusing on a selective network of dealers with whom it has established deep relationships and who have historically produced better credit and profit performance.

The Auto Finance business is focused on originating loans with better credit characteristics by tightening underwriting and steering originations “upmarket” within both the subprime and prime parts of the market. In subprime, the Company has stopped originating loans to the riskiest sub-segments, essentially exiting the riskiest

25% of subprime. In prime, the Company has largely exited the so-called “near prime” space, which has resulted in an improvement in the average FICO scores of prime originations. Today, the average FICO scores of prime originations are 30 points better than prime originations from the fourth quarter of 2006, and 70 points better than prime originations from the fourth quarter of 2005.

The Company believes that significantly reduced originations, a smaller portfolio with better credit characteristics, improved pricing, and aggressive management of operating expenses should combine to help the auto finance business achieve better financial returns in 2008. Lower loan balances, however, may temporarily put upward pressure on metrics like charge-off and delinquency rates, even if actual trends in charge-off and delinquency dollars are improving. The Company will continue to monitor the performance of the auto finance business carefully, and expects to adjust quickly in line with rapidly changing market conditions.

In the Global Financial Services (GFS) sub-segment, North American GFS businesses are generally expected to experience similar trends as in the U.S. Card sub-segment. The Company remains cautious in its outlook for the U.K. and Canada, given the risk that U.S. economic pressures could spread to other parts of the world.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics at and for the years ended December 31, 2007, 2006 and 2005.

CAPITAL ONE FINANCIAL CORPORATION

Table 1: Financial Summary

	Year Ended December 31,			Change
(Dollars in thousands)	2007(6)	2006(5)	2005(4)	2007 vs. 2006	2006 vs. 2005
Earnings (Reported):
Net Interest Income	$6,529,845	$5,091,446	$3,680,242	$1,438,399	$1,411,204
Non-Interest Income:
Servicing and securitizations	4,840,677	4,209,637	3,945,183	631,040	264,454
Service charges and other customer-related fees	2,057,854	1,770,340	1,493,690	287,514	276,650
Mortgage servicing and other	166,776	177,893	142,894	(11,117)	34,999
Interchange	500,484	549,074	514,196	(48,590)	34,878
Other	488,432	294,080	262,142	194,352	31,938
Total non-interest income	8,054,223	7,001,024	6,358,105	1,053,199	642,919
Total Revenue(1)	14,584,068	12,092,470	10,038,347	2,491,598	2,054,123
Provision for loan and lease losses	2,636,502	1,476,438	1,491,072	1,160,064	(14,634)
Marketing	1,347,836	1,444,324	1,379,938	(96,488)	64,386
Restructuring expenses	138,237	—	—	138,237	—
Operating expenses	6,591,937	5,499,367	4,338,335	1,092,570	1,161,032
Income before taxes	3,869,556	3,672,341	2,829,002	197,215	843,339
Income taxes	1,277,837	1,245,964	1,019,855	31,873	226,109
Income from continuing operations, net of tax	2,591,719	2,426,377	1,809,147	165,342	617,230
Loss from discontinued operations, net of tax	(1,021,387)	(11,884)	—	(1,009,503)	(11,884)
Net Income	$1,570,332	$2,414,493	$1,809,147	$(844,161)	$605,346
Common Share Statistics:
Basic EPS:
Income from continuing operations, net of tax	$6.64	$7.84	$6.98	$(1.20)	$0.86
Loss from discontinued operations, net of tax	(2.62)	(0.04)	—	(2.58)	(0.04)
Net Income	$4.02	$7.80	$6.98	$(3.78)	$0.82
Diluted EPS:
Income from continuing operations, net of tax	$6.55	$7.65	$6.73	$(1.10)	$0.92
Loss from discontinued operations, net of tax	(2.58)	(0.03)	—	(2.55)	(0.03)
Net Income	$3.97	$7.62	$6.73	$(3.65)	$0.89
Selected Balance Sheet Data(3):
Reported loans held for investment (period end)	$101,805,027	$96,512,139	$59,847,681	$5,292,888	$36,664,458
Managed loans held for investment (period end)	151,362,417	146,151,268	105,527,491	5,211,149	40,623,777
Reported loans held for investment (average)	93,541,825	63,577,279	40,734,237	29,964,546	22,843,042
Managed loans held for investment (average)	144,727,006	111,328,595	85,265,023	33,398,411	26,063,572
Allowance for loan and lease losses	2,963,000	2,180,000	1,790,000	783,000	390,000
Interest bearing deposits (period end)	71,943,913	74,122,822	43,092,096	(2,178,909)	31,030,726
Total deposits (period end)	82,990,462	85,770,892	47,933,267	(2,780,430)	37,837,625
Interest bearing deposits (average)	73,980,520	45,739,027	28,370,735	28,241,493	17,368,292
Total deposits (average)	$85,427,225	$50,673,434	$29,019,652	$34,753,792	$21,653,782
Selected Company Metrics (Reported) (3):
Return on average assets (ROA)	1.79%	2.55%	2.95%	(0.76)	(0.40)
Return on average equity (ROE)	10.28%	14.97%	17.08%	(4.69)	(2.11)
Net charge-off rate	2.10%	2.21%	3.55%	(0.11)	(1.34)
Net interest margin	5.38%	6.06%	6.63%	(0.68)	(0.57)
Revenue margin	12.01%	14.38%	18.08%	(2.37)	(3.70)
Selected Company Metrics (Managed) (3):
Return on average assets (ROA)	1.33%	1.70%	1.72%	(0.37)	(0.02)
Net charge-off rate	2.88%	2.84%	4.25%	0.04	(1.41)
Net interest margin	6.46%	6.88%	7.80%	(0.42)	(0.92)
Revenue margin	9.85%	10.66%	12.46%	(0.81)	(1.80)
(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $1.1 billion, $0.9 billion and $1.0 billion for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)	Prior period amounts have been reclassified to conform with current period presentation.
(3)	Based on continuing operations.
(4)	On November 16, 2005, the Company acquired 100% of the outstanding common stock of Hibernia Corporation for total consideration of $5.0 billion.
(5)	On December 1, 2006, the Company acquired 100% of the outstanding common stock of North Fork Bancorporation for total consideration of $13.2 billion.
(6)	Discontinued operations related to the shutdown of mortgage origination operations of GreenPoint’s wholesale mortgage banking unit in 2007.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in Section XII, Tabular Summary as detailed in sections below.

The following discussion provides a summary of 2007 results compared to 2006 results and 2006 results compared to 2005 results on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis.

Net interest income

Net interest income is comprised of interest income earned on securities and interest income and past-due fees earned and deemed collectible from the Company’s loans, less interest expense on interest-bearing deposits, senior and subordinated notes, and other borrowings.

For the year ended December 31, 2007, reported net interest income increased 28%, or $1.4 billion. The increase in net interest income was driven by the acquisition of North Fork, modest loan growth, and increased margins in the U.S. Card sub-segment due to selective pricing changes implemented after the completion of our card holder system conversion in 2007. Net interest margin decreased 68 basis points for the year ended December 31, 2007, primarily due to the addition of the lower net interest margin North Fork business.

For the year ended December 31, 2006, reported net interest income increased 38%, or $1.4 billion, compared to 2005 inclusive of $135.1 million from the North Fork acquisition. The increase was due to a 51% increase in reported average earning assets driven by a full year of Hibernia activity and the December 2006 North Fork acquisition. Net interest margin decreased 57 basis points from 6.63% in 2005 due to spread compression driven primarily by a focus on higher credit quality and a shift in asset mix through recent acquisitions.

For additional information, see section XII, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-interest income

Non-interest income is comprised of servicing and securitizations income, mortgage servicing and other, service charges and other customer-related fees, interchange income and other non-interest income.

For the year ended December 31, 2007 and 2006, reported non-interest income increased 15% and 10%, respectively. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting securitization and other sales transactions.

Servicing and securitizations income increased 15% for the year ended December 31, 2007. This increase was attributable to higher net gains on sales resulting from higher revenue generated from selective pricing and fee changes in the U.S. card portfolio offset somewhat by higher charge-offs in the securitized portfolio resulting from continued normalization of credit losses and a 7% increase in average securitized loans year over year. Average securitized loans were $51.2 billion for 2007 compared to $47.8 billion in 2006.

Servicing and securitizations income increased 7% for the year ended December 31, 2006, compared to 2005. This increase was primarily the result of a 7% increase in the average off-balance sheet loan portfolio.

Service Charges and Other Customer-Related Fees

For 2007, service charges and other customer-related fees grew 16% due to the inclusion of North Fork and selective pricing changes in the U.S. Card sub-segment.

For 2006, service charges and other customer-related fees grew 19% or $276.7 million, inclusive of $344.2 million from a full year of Hibernia activity and $16.8 million from the North Fork acquisition. Excluding the impact of acquisitions, 2006 service charges and other customer-related fee income declined $84.5 million or 6% from 2005. This was reflective of the reported loan growth being concentrated in the Auto Finance and Global Financial Services sub-segments that generate lower fee income and lower fee revenue from U.S. Card.

Mortgage Servicing and Other Income

Mortgage servicing and other is comprised of non-interest income related to our continuing mortgage servicing business and other mortgage related income. For the year ended December 31, 2007, Mortgage servicing and other income decreased 6% from prior year due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and lack of originations subsequent to the shutdown of GreenPoint’s mortgage origination business in 2007.

Interchange

Interchange income, net of rewards expense, decreased 9% for the year ended December 31, 2007 due to decreases in reported purchase volume of 3% and higher costs associated with our rewards programs of 3%. Managed U.S. Card purchase volume increased 3% compared to 2006. Costs associated with the Company’s rewards programs were $182.9 million in 2007.

Interchange income, net of rewards expense, increased 7% for the year ended December 31, 2006, compared to 2005. This increase is primarily related to a 13% increase in purchase volume. Costs associated with the Company’s rewards programs were $176.3 million and $176.9 million for the years ended December 31, 2006 and 2005, respectively.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions, revenue generated by our healthcare finance business and income earned from purchased charged-off loan portfolios.

Other non-interest income for the year ended December 31, 2007, increased $194.4 million or 66%. The increase is primarily due to the North Fork acquisition. Other non-interest income for 2007 also includes a $46.2 million gain from the sale of a stake in DealerTrack Holding Inc., a $41.6 million gain on sale of our interest in a relationship agreement to develop and market consumer credit products in Spain and gains from sales of MasterCard stock of $43.4 million.

Other non-interest income for the year ended December 31, 2006, increased $31.9 million from 2005. The increase was primarily the result of a $59.8 million gain from the sale of purchased charged-off loan portfolios, a $20.5 million gain from the share redemption in connection with the MasterCard, Inc. initial public offering, a $28.6 million increase in the revenue related to back end performance bonuses related to prior period auto loan sales compared to same periods in prior years, offset by a $50.1 million negative fair value adjustment on the derivatives instruments entered into in anticipation of the North Fork acquisition, and a $12.4 million loss recorded in connection with the extinguishment of senior notes during the first quarter of 2006, and $12.4 million income recognized in the prior year from the Company’s charged off loan portfolio which was disposed of in February 2006.

Provision for loan and lease losses

Provision for loan and lease losses increased $1.2 billion, or 79% for the year ended December 31, 2007. The increase in provision is a result of the continued normalization of consumer credit following the unusually favorable credit environment in 2006, adverse charge-off and delinquency trends in our National Lending businesses and the increase in our coverage ratio of allowance to loans held for investment as a result of economic weakening in the latter part of 2007 as evidenced by increased delinquency rates and consistent with recently released economic indicators.

Exclusive of the North Fork acquisition, the provision for loan losses decreased 1% for the year ended December 31, 2006, compared to the prior year. The decrease in the provision compared to 2005 is as a result of a continued increase in the concentration of higher credit quality loans in the reported loan portfolio combined with a continued favorable loss environment resulting from, in part, a slower than expected return of bankruptcy related charge-offs to historical levels. During 2006, the Company determined that $25.7 million of allowance for loan losses previously established to cover expected losses in the portion of the loan portfolio impacted by the 2005 hurricanes was no longer needed.

Non-interest expense

Non-interest expense consists of marketing, restructuring and operating expenses.

For the year ended December 31, 2007, non-interest expense increased 16%, reflecting a 22% increase in operating expenses and a 7% decrease in marketing expense. Non-interest expense increased $1.1 billion to $8.1 billion for the year ended December 31, 2007. The increase in operating expense was driven by the addition of North Fork’s operating expenses, CDI amortization and integration expenses associated with our bank acquisitions, litigation accruals related to industry litigation, restructuring charges associated with our 2007 cost initiative, and the accelerated vesting of restricted stock related to the transition to new management in our Local Banking business.

Non-interest expense increased 21% for the year ended December 31, 2006 compared to 2005, reflecting a 5% increase in marketing spend and a 27% increase in operating expenses. Non-interest expense increased $1.2 billion in 2006, of which $0.9 billion reflected a full year’s worth of Hibernia’s operations and $100 million from the North Fork acquisition.

Income Taxes

The Company’s effective tax rate was 33.0%, 33.9% and 36.1% for the years ended December 31, 2007, 2006 and 2005, respectively. The effective rate includes federal, state, and international tax components. The decrease in the 2007 rate compared to the 2006 rate was primarily due to changes in the Company’s international tax position recognized in the second quarter 2007 in the amount of $69.0 million and increases in certain tax credits. The decrease in the 2006 rate compared to 2005 was primarily due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service resulting in $70.7 million reduction to 2006 income tax expense.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment from continuing operations grew $33.4 billion, or 30%, and $26.1 billion, or 31%, for the year ended December 31, 2007 and December 31, 2006, respectively. The increases in average managed loans held for investment were driven by loan growth in the Local Banking segment as a result of the North Fork acquisition in 2006 and the Hibernia acquisition in 2005.

For additional information, see section XII, Tabular Summary, Table C (Managed Loan Portfolio) and Table D (Composition of Reported Loan Portfolio).

Asset Quality

Delinquencies

The Company believes delinquencies to be an indicator of loan portfolio credit quality at a point in time.

The 30-plus day delinquency rate for the reported and managed consumer loan portfolio increased 92 and 85 basis points to 3.66% and 3.87%, respectively, from December 31, 2006 to December 31, 2007. The acquisition of the lower loss North Fork loan portfolio reduced reported and managed delinquency rates. The decrease was offset by normalization of credit following the unusually favorable credit environment in 2006, selective pricing and fee policy moves in the U.S. Card sub-segment, the significant pull back from prime revolver marketing in the U.S. Card sub-segment, continued elevated losses in the Auto Finance sub-segment, and from economic weakening evidenced by increased delinquencies and consistent with recently released economic indicators.

The 30-plus day delinquency rate for the reported and managed consumer loan portfolio decreased 40 and 22 basis points to 2.74% and 3.02%, respectively, at December 31, 2006, compared to December 31, 2005. The reduction in the reported and managed consumer loan 30-plus day delinquency rates reflect a higher concentration of lower loss assets in the respective loan portfolios (including $31.7 billion loans added through the acquisition of North Fork).

For additional information, see section XII, Tabular Summary, Table E (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. We charge off credit card loans at 180 days past the statement cycle date and generally charge off other consumer loans at 120 days past the due date or upon repossession of collateral. Bankruptcies charge-off within 30 days of notification and deceased accounts charge-off within 60 days of notification. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense.

Year-to-date 2007 reported and managed net charge-off rates decreased 11 basis points to 2.10% and increased 4 basis points to 2.88%, respectively. The decrease in the reported charge-off rate was impacted by the higher credit quality North Fork loan portfolio for a full year 2007 which more than offset the effects of continued consumer credit normalization and economic weakness during the latter part of 2007. The impacts of the continued credit normalization and economic weakness also had a significant impact on the managed charge-off rate for the Company’s credit card securitization programs. Year-to-date reported and managed net charge-off dollars increased 39% and 32%, respectively, compared to the prior year.

Year-to-date 2006 reported and managed net charge-off rates decreased 134 and 141 basis points, respectively, with net charge-off dollars decreasing 3% and 13% on a reported and managed basis, respectively, for the year ended December 31, 2006 compared to the prior year. The decrease in net charge-off rates was due to historically low levels of bankruptcies following the change in bankruptcy legislation in the fourth quarter of 2005 and an increase in the concentration of higher credit quality loans in the reported loan portfolio driven by acquisitions.

For additional information, see section XII, Tabular Summary, Table F (Net Charge-offs).

Nonperforming Loans

Nonperforming loans as a percentage of total loans held for investment were 0.82% and 0.43% at December 31, 2007 and 2006, respectively.

For additional information, see section XIII, Tabular Summary, Table G (Nonperforming Assets).

Allowance for loan and lease losses

The allowance for loan and lease losses related to loans held for investment increased $783.0 million, or 36% to $3.0 billion at December 31, 2007. The increase is driven primarily by an increase in our coverage ratio of allowance to loans held for investment as a result of delinquencies and economic weakening in the latter part of 2007 as evidenced by increased delinquencies and consistent with recently released economic indicators.

The allowance for loan losses was $2.2 billion at December 31, 2006, an increase of $390.0 million from December 31, 2005. The increase was driven primarily by the acquisition of North Fork which added $222.2 million of allowance for loan losses at December 31, 2006. The remaining increase was the result of 8% growth in the reported loan portfolio, exclusive of the North Fork loans portfolio.

For additional information, see section XII, Tabular Summary, Table H (Summary of Allowance for Loan and Lease Losses).

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

In the third quarter of 2007, the Company shut down mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. The results of the mortgage origination operations are being reported as discontinued operations for each period presented, and are not included in segment results of the Company. The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking segment in conjunction with the shutdown of the mortgage origination operation, and the results of the Local Banking segment were restated to include the mortgage servicing results for each period of 2007. During the fourth quarter of 2007, GreenPoint’s held for investment commercial mortgage portfolio results were moved into the Local Banking segment. GreenPoint’s held for investment consumer portfolio results were moved into the Other category for the fourth quarter of 2007.

We maintain our books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following table presents information prepared from our internal management information system, which is maintained on a line of business level through allocations from legal entities.

Local Banking Segment

Table 2: Local Banking

	As of and for the Year ended December 31
(Dollars in thousands)	2007	2006
Earnings (Managed Basis)
Interest income	$6,910,661	$2,773,973
Interest expense	4,587,833	1,777,044
Net interest income	2,322,828	996,929
Non-interest income	798,268	446,071
Total revenue	3,121,096	1,443,000
Provision for loan losses	32,085	399
Non-interest expense	2,208,262	1,167,873
Income before taxes	880,749	274,728
Income taxes	306,553	96,155
Net income	$574,196	$178,573
Selected Metrics (Managed Basis)
Period end loans held for investment	$43,972,795	$12,145,533
Average loans held for investment	$42,272,403	$13,225,559
Core deposits(1)	$63,206,923	$27,071,324
Total deposits	$73,318,570	$35,334,610
Loans held for investment yield	7.04%	7.75%
Net interest margin—loans(2)	1.86%	3.24%
Net interest margin—deposits(3)	2.03%	1.56%
Efficiency ratio	70.75%	80.93%
Net charge-off rate	0.20%	0.43%
30+ day delinquency rate	0.76%	0.31%
Non performing loans	178,385	57,824
Non performing loans as a % of loans held for investment	0.41%	0.48%
Non-interest expense as a % of average loans held for investment	5.22%	8.83%
Number of active ATMs	1,288	661
Number of locations	742	358
(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.
(2)	Net interest margin—loans is interest income—loans divided by average managed loans.
(3)	Net interest margin—deposits is interest expense—deposits divided by average retail deposits.

Beginning in 2006, we added a Local Banking segment. The Local Banking segment represents the results of the legacy Hibernia and North Fork business lines, except for the indirect auto business and the investment portfolio results, and our branchless deposit business. The legacy indirect auto businesses of both Hibernia and North Fork are included in the Auto Finance sub-segment results, and the respective investment portfolio results are included in the Other category. The impacts of the North Fork acquisition for the year ended December 31, 2006 are included in the Other category.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The Local Banking segment contributed $574.2 million of net income to the Company during 2007, compared to $178.6 million during 2006. At December 31, 2007, loans outstanding in the Local Banking segment totaled $44.0 billion while deposits outstanding totaled $73.3 billion. The increases in loans and deposits outstanding are due primarily to the addition of the loan and deposit portfolios of North Fork Bank, along with modest growth in loans and deposits during 2007. As of December 31, 2006, North Fork loan and deposit balances of $30.1 billion and $37.8 billion, respectively, were included in the Other category.

Local Banking segment profits are primarily generated from net interest income, which represents the spread between loan yields and the internal cost of funds charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. During 2007, the Local Banking segment generated net interest income of $2.3 billion compared to $996.9 million during 2006. The increase is due to the increase in loan and deposit outstandings mentioned above. The net interest margin on loans was lower in 2007 than 2006 because of the addition of the North Fork loan portfolio, which contained a higher percentage of lower yielding loans than the Hibernia portfolio. Net interest margins on deposits are higher in 2007 than in 2006 because of the addition of the lower cost North Fork deposit portfolio to the existing Hibernia and Capital One deposits.

The provision for loan losses increased to $32.1 million in 2007 from $0.4 million in 2006. The increase is primarily the result of the addition of the North Fork loan portfolios in 2007, offset by a $91.4 million reduction in the allowance for loan losses to conform the allowance for loan losses methodology of the Local Banking segment to the Company’s established methodology. In addition, during 2006, $25.7 million of allowance for loan losses previously established to cover expected losses in the portion of the loan portfolio impacted by Hurricanes Katrina and Rita was no longer needed and these amounts reduced the overall provision expense in 2006.

Non-interest expenses were $2.2 billion in 2007, compared to $1.2 billion in 2006. The primary reason for the increase is the addition of North Fork to the Local Banking segment results in 2007. In addition, during 2007 the Local Banking segment continued to incur costs associated with the integration of Hibernia and North Fork. These activities progressed as planned during the year and all Hibernia related integration activities were completed. In 2007, the Company opened 39 new banking locations across Louisiana, New Jersey, New York, Texas and Virginia. The costs of operating these branches, including lease costs, depreciation and personnel, is included in non-interest expense.

National Lending Segment

Table 3: National Lending

	As of and for the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Earnings (Managed Basis)
Interest income	$13,703,044	$12,088,876	$10,891,610
Interest expense	4,848,585	4,182,690	3,267,755
Net interest income	8,854,459	7,906,186	7,623,855
Non-interest income	5,012,099	4,524,152	4,364,164
Total revenue	13,866,558	12,430,338	11,988,019
Provision for loan losses	4,691,779	3,207,849	3,664,399
Non-interest expense	5,545,898	5,631,100	5,359,758
Income before taxes	3,628,881	3,591,389	2,963,862
Income taxes	1,247,073	1,260,518	1,036,415
Net income	$2,381,808	$2,330,871	$1,927,447
Selected Metrics (Managed Basis)
Period end loans held for investment	$106,508,443	$102,359,180	$89,222,031
Average loans held for investment	$102,235,384	$95,396,391	$83,218,086
Total deposits	$2,050,861	$2,383,902	$151,498
Net interest margin	8.66%	8.29%	9.16%
Revenue margin	13.56%	13.03%	14.41%
Risk adjusted margin	9.61%	9.79%	10.07%
Non-interest expense as a % of average loans held for investment	5.42%	5.90%	6.44%
Efficiency ratio	39.99%	45.30%	44.71%
Net charge-off rate	3.96%	3.24%	4.34%
30+ day delinquency rate	5.17%	4.09%	3.70%
Number of Total Accounts (000s)	48,537	49,374	48,790

The National Lending segment consists of three sub-segments: U.S. Card, Auto Finance and Global Financial Services. The National Lending segment contributed $2.4 billion of net income during 2007, compared to $2.3 billion during 2006. At December 31 2007, loans outstanding in the National Lending segment totaled $106.5 billion while deposits outstanding totaled $2.1 billion. Profits are primarily generated from net interest income and past-due fees earned and deemed collectible from our loans, income earned on securities, and non-interest income including the sale and servicing of loans and fee-based services to customers. Total revenue increased 12% during 2007 primarily due to growth in the average managed loans held for investment portfolio of 7% and selective pricing and fee changes following conversion of our cardholder system. Provision for loan and lease losses increased $1.5 billion, or 46%, during 2007, compared to 2006 due to normalization of credit following the unusually favorable credit environment in 2006, selective pricing and fee policy moves in the U.S. Card sub-segment, the significant pull back from prime revolver marketing in the U.S. Card sub-segment, continued elevated losses in the Auto Finance sub-segment, and from economic weakening consistent with recently released economic indicators.

U.S. Card Sub-Segment

Table 4: U.S. Card

	As of and for the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Earnings (Managed Basis)
Interest income	$7,606,403	$6,872,507	$6,614,854
Interest expense	2,364,222	2,156,709	1,820,898
Net interest income	5,242,181	4,715,798	4,793,956
Non-interest income	3,643,359	3,255,681	3,321,457
Total revenue	8,885,540	7,971,479	8,115,413
Provision for loan losses	2,351,966	1,644,619	2,279,109
Non-interest expense	3,307,576	3,521,627	3,356,600
Income before taxes	3,225,998	2,805,233	2,479,704
Income taxes	1,109,743	981,833	870,351
Net income	$2,116,255	$1,823,400	$1,609,353
Selected Metrics (Managed Basis)
Period end loans held for investment	$52,078,847	$53,623,680	$49,463,522
Average loans held for investment	$50,346,600	$49,484,223	$46,827,775
Loans held for investment yield	15.11%	13.89%	14.13%
Net interest margin	10.41%	9.53%	10.24%
Revenue margin	17.65%	16.11%	17.33%
Risk adjusted margin	13.33%	12.74%	12.33%
Non-interest expense as a % of average loans held for investment	6.57%	7.12%	7.17%
Efficiency ratio	37.22%	44.18%	41.36%
Net charge-off rate	4.31%	3.37%	5.01%
30+ day delinquency rate	4.95%	3.74%	3.44%
Purchase Volume(1)	$85,559,652	$83,126,876	$73,687,136
Number of Total Accounts (000s)	36,450	37,630	37,645
(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card sub-segment consists of domestic consumer credit card lending activities.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The U.S. Card sub-segment had earnings of $2.1 billion, an increase of 16% year over year due to higher revenue generation and increased operational efficiency, partially offset by the worsening credit environment and associated reserve build.

Period end loans outstanding decreased $1.5 billion, or 3%, during 2007 mainly driven by a portfolio sale related to the exit of a co-branded credit card partnership at the end of the first quarter of 2007 and our prime revolver marketing pull-back. We are also experiencing a modest increase in asset attrition as compared to 2006, resulting from repricing parts of the portfolio where original terms had expired. Asset attrition remains at lower levels than those experienced in 2005 and earlier periods. Managed purchase volume increased by 3% over the prior year. Purchase volume growth was muted by a deceleration in retail sales growth, the sale of the co-branded credit card partnership and the impact of other deliberate strategy choices.

Total revenues increased by 11% over prior year, as our margins expanded due to product and marketing strategy changes implemented in 2007. Primary drivers of the increase in revenue margin include selective pricing and fee changes, pull-back from prime revolver space as well as other strategy changes.

The provision for loan losses increased 43% to $2.4 billion during 2007. The increase is partly driven by normalization of credit in 2007 following the unusually favorable credit environment in 2006 and by economic weakening consistent with recently released economic indicators. The increased charge-off rate in 2007 was exacerbated by the pull back from the prime revolver space throughout the year, and by the pricing and fee moves in the second and third quarters. Non-interest expenses for 2007 decreased by 6%, due to lower marketing spend as a result of the Company’s evolving marketing strategy and increased operational efficiency.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

U.S. Card sub-segment earnings increased year over year primarily due to the favorable credit environment. Throughout 2006, charge-offs remained at historically low levels following the change in bankruptcy legislation in the fourth quarter of 2005.

Period end loans held for investment increased year over year by 8% and was driven by a combination of both new customer acquisitions as well as growth and retention of balances from existing customers. Purchase volume growth of 13% shows continued growth within the rewards business along with healthy retail sales growth.

Total revenues declined 2% for the year, primarily driven by changes in product strategy. In 2006, U.S. Card had increasingly focused on transactor products, shifted more upmarket in subprime cards and modestly increased the volume of assets at introductory rates.

The provision for loan losses decreased 28% during 2006. The decrease is attributable to the favorable credit environment in 2006, offset by loan growth. Non-interest expenses for 2006 increased 5%, primarily driven by infrastructure improvements and investments.

Auto Finance Sub-Segment

Table 5: Auto Finance

	As of and for the Year Ended December 31,
(Dollars in thousands)	2007	2006(2)	2005
Earnings (Managed Basis)
Interest income	$2,638,290	$2,237,205	$1,657,505
Interest expense	1,127,421	864,688	508,128
Net interest income	1,510,869	1,372,517	1,149,377
Non-interest income	112,261	81,384	19,951
Total revenue	1,623,130	1,453,901	1,169,328
Provision for loan losses	1,056,120	494,835	459,513
Non-interest expense	618,568	599,807	506,480
Income before taxes	(51,558)	359,259	203,335
Income taxes	(17,736)	125,740	71,268
Net income	$(33,822)	$233,519	$132,067
Selected Metrics (Managed Basis)
Period end loans held for investment	$25,128,352	$21,751,827	$16,372,019
Average loans held for investment	$24,150,231	$20,490,920	$14,177,631
Loans held for investment yield	10.92%	10.92%	11.69%
Net interest margin	6.26%	6.70%	8.11%
Revenue margin	6.72%	7.10%	8.25%
Risk adjusted margin	3.66%	4.82%	5.55%
Non-interest expense as a % of average loans held for investment	2.56%	2.93%	3.57%
Efficiency ratio	38.11%	41.25%	43.31%
Net charge-off rate	3.06%	2.28%	2.70%
30+ day delinquency rate	7.84%	6.35%	5.71%
Auto loan originations(1)	$13,176,533	$12,285,307	$10,447,600
Number of Accounts (000s)	1,771	1,589	1,217
(1)	Includes all organic auto loan originations and excludes auto loans added through acquisitions.
(2)	Certain prior period amounts have been reclassified to conform with current period presentation.

The Auto Finance sub-segment consists of automobile and other motor vehicle financing activities.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The Auto Finance sub-segment recognized a net loss of $33.8 million during 2007, compared with net income of $233.5 million during 2006, as revenue generated from portfolio growth was more than offset by worsening credit performance.

The loan portfolio increased 16% year over year as a result of the transfer of $1.8 billion of North Fork Bank’s auto loans to the Auto Finance sub-segment on January 1, 2007 and strong organic originations growth within our dealer and direct marketing channels. Originations in 2007 were $13.2 billion, 7% higher than prior year. As a result of this portfolio growth, net interest income increased 10% during 2007 compared to 2006.

Non-interest income for 2007 included a one-time gain of $46.2 million related to the sale of 1.8 million shares of DealerTrack.

During 2007, the Auto Finance sub-segment’s net charge-off rate was 3.06%, up 78 basis points from 2.28% during 2006. Net charge-offs of loans outstanding increased $272.8 million, or 58%, while average loans outstanding during 2007 grew $3.7 billion, or 18%, compared to 2006. The 30-plus day delinquency rate was up 149 basis points at December 31, 2007. The adverse credit performance is mainly driven by credit normalization following the unusually favorable credit environment in 2006 and elevated losses from the recent Dealer Prime originations and the Dealer Subprime business. While the Dealer Prime loans being originated today have better credit characteristics compared to loans originated a year ago, loss levels from loans originated in 2006 will remain elevated until the loans amortize. Elevated losses in the Dealer Subprime business are a result of industry-wide risk and underwriting expansions of the past several years. While losses on these loans have increased, the business remains profitable and risk adjusted returns remain within the Company’s expectations. The provision for loan losses increased $561.3 million, or 113% during 2007. This increase was driven by a weakening U.S. economy, growth in the loan portfolio, and elevated losses from discontinued programs in our Prime segment, as well as moderately worse credit quality in Subprime.

Non-interest expense increased 3% during 2007, compared to 12% revenue growth for 2006. Operating costs as a percent of loans have declined from 2.8% during the first quarter of 2007 to 2.3% during the fourth quarter of 2007 as the Auto Finance sub-segment realized the benefits of the integration of the dealer programs of the legacy Capital One, Onyx, Hibernia, and North Fork auto lending businesses.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income for the Auto Finance sub-segment increased $101.5 million, or 77% during 2006, as a result of portfolio growth, improvement in loan loss performance and additional scale gained in non interest expense. The increase was partially offset by margin compression due to the increasing rate environment, heightened competition, and the acquisition of Hibernia’s indirect auto loans, which increased the Auto Finance sub-segment mix of prime loans.

The Auto Finance sub-segment’s loan portfolio increased 33% year over year as a result of the 2006 addition of Hibernia’s indirect auto loan portfolio, as well as strong organic originations growth within the dealer marketing channels.

For 2006, the net charge-off rate was 2.28%, down 42 basis points from 2.70% in 2005. Net charge-offs of loans outstanding increased $84.4 million, or 22%, while average loans grew $6.3 billion, or 45%, during 2006 compared to 2005. The decrease in the charge-off rate was primarily driven by improved loan quality through the acquisition of Hibernia’s indirect auto loans, which increased the mix of prime loans, and decreases in bankruptcy related charge-offs which were lower than historical levels following the bankruptcy filing spike experienced in the fourth quarter of 2005. The provision for loan losses increased $35.3 million, or 8% during 2006. This increase was driven by growth in the loan portfolio, partially offset by a reduction in allowance for loan losses as a result of implementing a consistent reserve policy on the Hibernia indirect auto portfolio.

Non-interest expense increased 18% during 2006, due to growth in the loan portfolio. However, loan growth versus prior year outpaced the increase in non-interest expense as the Auto Finance sub-segment experienced greater cost efficiency, while 2005 included incremental operating and integration expenses related to the 2005 acquisitions.

The 30-plus day delinquency rate for the Auto Finance sub-segment was up 64 basis points to 6.35% at December 31, 2006. The increase in delinquencies was the result of the gradual normalization of delinquencies following the 2005 bankruptcy spike and targeted risk expansion in non-prime markets.

Global Financial Services Sub-Segment

Table 6: Global Financial Services

	As of and for the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Earnings (Managed Basis)
Interest income	$3,458,351	$2,979,164	$2,619,251
Interest expense	1,356,942	1,161,293	938,729
Net interest income	2,101,409	1,817,871	1,680,522
Non-interest income	1,256,479	1,187,087	1,022,756
Total revenue	3,357,888	3,004,958	2,703,278
Provision for loan losses	1,283,693	1,068,395	925,777
Non-interest expense	1,619,754	1,509,666	1,496,678
Income before taxes	454,441	426,897	280,823
Income taxes	155,066	152,945	94,796
Net income	$299,375	$273,952	$186,027
Selected Metrics (Managed Basis)
Period end loans held for investment	$29,301,244	$26,983,673	$23,386,490
Average loans held for investment	$27,738,553	$25,421,248	$22,212,680
Loans held for investment yield	12.37%	11.65%	11.76%
Net interest margin	7.58%	7.15%	7.57%
Revenue margin	12.11%	11.82%	12.17%
Risk adjusted margin	8.02%	8.04%	8.20%
Non-interest expense as a % of average loans held for investment	5.84%	5.94%	6.74%
Efficiency ratio	48.24%	50.24%	55.37%
Net charge-off rate	4.09%	3.78%	3.97%
30+ day delinquency rate	3.29%	2.97%	2.83%
Number of Accounts (000s)	10,316	10,155	9,928

The Global Financial Services sub-segment consists of international (U.K. and Canada) lending, small business lending, installment loans, home loans, healthcare finance and other consumer financial service activities, extending Capital One’s national scale lending franchise and providing geographic diversification.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net income for the Global Financial Services sub-segment increased 9% during 2007. Excluding the $31.3 million net gain on the sale of Spain, net income increased 1% from 2006. Profitability improved year-over-year in the U.K. due primarily to an improved credit outlook, however, domestic businesses are facing more challenges due to worsening customer credit outlook in the U.S.

Revenue growth in 2007, excluding the Spain gain on sale, was 10% and was in line with growth in average loans of 9%. Non-interest expense grew more modestly at 7%, resulting in improvement in the efficiency ratio from 50% in 2006 to 48% in 2007.

The provision for loan losses increased 20% during 2007, as a result of growth in the loan portfolio combined with deteriorating credit quality metrics in U.S. Global Financial Services. The net charge-off rate for 2007 was 4.09%, an increase of 31 basis points compared to 3.78% for 2006. The increase in the net charge-off rate is largely the result of worsening U.S. credit quality trends, offset by recovery in the U.K.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income for the Global Financial Services sub-segment increased 47% during 2006 as a result of strong growth and profitability across all North American businesses. Strong 2006 growth in North America was offset by challenges in Europe. Total revenue increased 11% during 2006, slightly below the 14% growth in average loans outstanding for the same period.

The provision for loan losses increased 15% during 2006, as a result of growth in the loan portfolio combined with deteriorating credit quality metrics in the U.K. The net charge-off rate for 2006 was 3.78%, a decline of 19 basis points compared to 3.97 for 2005. The decrease in the net charge-off rate is largely the result of the 2005 U.S. bankruptcy legislation changes and continued stability in North American credit quality trends, offset by continued worsening in the U.K.

Non-interest expense increased 1% during 2006. Non-interest expense in 2005 included a $28.2 million impairment charge related to the write-off of goodwill and other charges related to the Company’s insurance brokerage business. Exclusive of the one time charge, non-interest expense increased 3% during 2006, well below the growth in revenue of 11% and average loans of 14%.

VIII. Funding

Funding Availability

The Company has established access to a variety of funding sources. Table 7 illustrates the Company’s unsecured funding sources and its two auto securitization warehouses.

Table 7: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability(1)(6)	Outstanding(4)	Final Maturity(5)
Senior and Subordinated Global Bank Note Program(2)	6/05	$1,800	$3,193	—
Senior Domestic Bank Note Program(3)	4/97	—	$168	—
Capital One Auto Loan Facility I(7)	3/02	$55	$4,218	—
Capital One Auto Loan Facility II(7)	3/05	$1,122	$128	—
Corporation Shelf Registration	5/06	*	N/A	*	*
(1)	All funding sources are non-revolving except for the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Amounts outstanding are as of December 31, 2007.
(5)	Maturity date refers to the date the facility terminates, where applicable.
(6)	Availability does not include unused conduit capacity related to securitization structures of $10.2 billion at December 31, 2007.
(7)	The outstanding facility balances for the auto securitization conduits were paid-off in January 2008.
*	The Corporation and certain of its subsidiaries have registered an indeterminate amount of securities pursuant to the Automatic Shelf Registration Statement that are available for future issuance.
**	Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

The Senior and Subordinated Global Bank Note Program gives COB the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies, subject to conditions customary in transactions of this nature.

Prior to the establishment of the Senior and Subordinated Global Bank Note Program, COB issued senior unsecured debt through an $8.0 billion Senior Domestic Bank Note Program. COB did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

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

Collateralized Revolving Credit Facilities

In March 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of December 31, 2007, the Capital One Auto Loan Facility I had the capacity to issue up to $4.1 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility I was paid down in January 2008.

In March 2005, COAF entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of December 31, 2007, the Capital One Auto Loan Facility II had the capacity to issue up to $1.3 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility II was paid down in January 2008.

Corporation Shelf Registration Statement

As of December 31, 2007, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell.

In September 2007, the Company issued $1.5 billion aggregate principal amount of 6.75% Senior Notes due September 15, 2017.

Deposits

The Company continues to expand its retail deposit gathering efforts through its direct marketing channels, the existing branch network and through De Novo branch expansion. Deposits from the direct marketing business continued to grow due to expansion in marketed channels, such as the internet.

With the acquisitions of North Fork and Hibernia, the Company acquired new channels for deposit growth. The branch network offers a broad set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposits (“CDs”).

As of December 31, 2007, the Company had $83.0 billion in deposits of which $3.6 billion were held in foreign banking offices and $10.0 billion represented large domestic denomination certificates of $100 thousand or more.

Table 8 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of December 31, 2007.

Table 8: Maturities of Large Denomination Certificates—$100,000 or More

	December 31, 2007
(Dollars in thousands)	Balance	Percent
Three months or less	$2,846,368	28.4%
Over 3 through 6 months	1,934,166	19.3%
Over 6 through 12 months	2,360,003	23.5%
Over 12 months through 10 years	2,888,811	28.8%
Total	$10,029,348	100.0%

Table 9 shows the composition of average deposits for the periods presented.

Table 9: Deposit Composition and Average Deposit Rates

	Year Ended December 31, 2007
	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing	$11,446,705	13.40%	N/A
NOW accounts	4,902,599	5.74%	2.79%
Money market deposit accounts	27,707,162	32.43%	3.94%
Savings Accounts	8,327,672	9.75%	1.70%
Other consumer time deposits	17,905,485	20.96%	4.52%
Total core deposits	70,289,623	82.28%	3.10%
Public fund certificate of deposits of $100,000 or more	1,951,412	2.28%	5.09%
Certificates of deposit of $100,000 or more	9,233,313	10.81%	4.62%
Foreign time deposits	3,952,877	4.63%	5.10%
Total deposits	$85,427,225	100.00%	3.40%

Additional information regarding funding can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 9”.

Funding Obligations

Table 10 reflects the costs of other borrowings of the Company as of and for each of the years ended December 31, 2007, 2006 and 2005.

Table 10: Short Term Borrowings

(Dollars in Thousands)	Maximum Outstanding as of any Month-End	Outstanding as of Year-End	Average Outstanding	Average Interest Rate	Year-End Weighted Average Interest Rate
2007:
Federal funds purchased and resale agreements	$3,504,745	$683,186	$1,689,647	4.74%	3.19%
Other	4,345,490	4,345,490	2,635,113	5.91	5.88
Total		$5,028,676	$4,324,760	5.45%	5.51%
2006:
Federal funds purchased and resale agreements	$3,736,470	$3,736,470	$1,662,961	4.20%	5.27%
Other	3,198,710	1,716,055	1,323,998	5.75	5.89
Total		$5,452,525	$2,986,959	4.89%	5.28%
2005:
Federal funds purchased and resale agreements	$2,332,173	$745,719	$704,458	2.69%	3.62%
Other	1,453,181	1,271,014	840,860	4.88	2.09
Total		$2,016,733	$1,545,318	3.88%	2.66%

Table 11 summarizes the amounts and maturities of the contractual funding obligations of the Company, including off-balance sheet funding.

Table 11: Funding Obligations

As of December 31, 2007	Total	Up to 1 year	1-3 years	4-5 years	After 5 years
Interest-bearing time deposits(1)	$29,104,759	$18,871,926	$7,859,207	$1,710,740	$662,886
Senior and subordinated notes	10,712,706	1,808,760	2,361,793	1,801,426	4,740,727
Other borrowings(2)	26,583,683	15,250,370	9,545,088	482,912	1,305,313
Operating leases	1,165,352	145,153	250,728	201,728	567,743
Off-balance sheet securitization amortization	48,864,562	9,447,921	16,632,890	10,590,612	12,193,139
Total obligations	$116,431,062	$45,524,130	$36,649,706	$14,787,418	$19,469,808
(1)	Includes only those interest bearing deposits which have a contractual maturity date.
(2)	Other borrowings includes secured borrowings for the Company’s on-balance sheet auto loan securitizations, junior subordinated capital income securities and debentures, FHLB advances, federal funds purchased and resale agreements and other short-term borrowings.

The terms of the lease and credit facility agreements related to certain other borrowings and operating leases in Table 10 require several financial covenants (including performance measures and equity ratios) to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted above. As of December 31, 2007, the Company was not in default of any such covenants.

Liquidity Risk Management

Liquidity risk management refers to the way the Company manages the use and availability of various funding sources to meet its current and future operating needs. These needs are largely a result of asset growth, securitization, debt and deposit maturities, and payments of other corporate obligations.

To facilitate liquidity risk management, the Company uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Company obtains funds through the gathering of deposits, issuing debt and equity, and securitizing assets. Further liquidity is provided to the Company through committed facilities. As of December 31, 2007, the Company had over $11.4 billion in unused conduit capacity available for liquidity needs.

Securities Available for Sale

The Company held $10.5 billion in available for sale investment securities, net of $9.3 billion in pledged available-for-sale investment securities and $4.8 billion of cash and cash equivalents at December 31, 2007, compared to $6.0 billion in available-for-sale investment securities, net of $9.5 billion in pledged available-for-sale investment securities and $4.7 billion of cash and cash equivalents at December 31, 2006. As of December 31, 2007, the weighted average life of the investment securities was approximately 3.9 years. These investment securities, along with cash and cash equivalents, provide increased liquidity and flexibility to support the Company’s funding requirements.

Deposits

Core deposits are comprised of domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits. The Company maintains a Grand Cayman branch for issuing Eurodollar time deposits.

The Company has deposits that are obtained through the use of a third-party intermediary. Included in these deposits at December 31, 2007, were brokered deposits of $6.9 billion, compared to $12.0 billion at December 31, 2006. These deposits represented 8.3% and 14% of total deposits at December 31, 2007 and 2006, respectively. If these brokered deposits are not renewed at maturity, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loans and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At December 31, 2007, the Banks and the Corporation were “well-capitalized” as defined under the federal bank regulatory guidelines. Based on the Company’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Company’s direct deposits.

Based on past deposit activity, the Company expects to retain a portion of its deposit balances as they mature. Therefore, the Company anticipates the net cash outflow related to deposits within the next year will be significantly less than reported in Table 8. The Company utilizes deposits to fund loan and other asset growth and to diversify funding sources.

Consumer Loan Securitizations

As discussed in “Off-Balance Sheet Arrangements,” a significant source of liquidity for the Company has been the securitization of consumer loans. As of December 31, 2007 the Company funded approximately 33% of its managed loans through on and off-balance sheet securitizations. The Company expects to securitize additional loan principal receivables during 2008. The Company’s securitization program has maturities in 2008 and through 2025. The revolving securitizations have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for such new loans increase accordingly. The occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for funding. Additionally, this early amortization could have a significant effect on the ability of COB and CONA to meet the capital adequacy requirements as all off-balance sheet loans experiencing such early amortization would have to be recorded on the balance sheet and accordingly would require incremental regulatory capital. As such amounts mature or are otherwise paid, the Company believes it can securitize additional consumer loans, gather deposits, purchase federal funds and establish other funding sources to fund new loan growth, although no assurance can be given to that effect.

The Company is a leading issuer in the securitization markets. While these markets experienced difficulties in 2007, the Company was able to access the market and execute transactions. Factors affecting the Company’s ability to securitize its loan receivables or to do so at favorable pricing levels include the overall credit quality of the Company’s securitized loans, the stability of the market for securitization transactions, and the legal, regulatory, accounting and tax environments governing securitization transactions. If the Company was unable to continue to securitize its loan receivables at current levels, the Company would use its investment securities, money market instruments and deposits in addition to alternative funding sources to fund increases in loan receivables and to meet its other liquidity needs. The resulting change in the Company’s current liquidity sources could potentially subject the Company to certain risks. These risks would include an increase in the Company’s cost of funds, an increase in the allowance and the provision for loan losses as more loans would remain on the Company’s consolidated balance sheet, and limited or no loan growth, if the Company were unable to find alternative and cost-effective funding sources. In addition, if the Company could not continue to remove the loan receivables from the balance sheet the Company would possibly need to raise additional capital to support asset growth.

Senior and Subordinated Notes

Other funding programs established by the Company include senior and subordinated notes. At December 31, 2007, the Company had $10.7 billion in senior and subordinated notes outstanding that mature in varying amounts from 2008 to 2027, as compared to $9.7 billion at December 31, 2006.

Included in senior and subordinated notes on the Company’s balance sheet, COB has a global bank note program. Notes may be issued under this program with maturities of thirty days or more from the date of issue. At December 31, 2007, COB had $3.2 billion in bank notes outstanding.

Other Borrowings

Subsidiary banks are members of various Federal Home Loan Banks (“FHLB”) that provide a source of funding through advances. These advances carry maturities from one month to 30 years. At December 31, 2007, the Company had $6.8 billion of advances from the FHLBs. All FHLB borrowings are collateralized with mortgage-related assets which may include residential and commercial mortgages and home equity loans.

The Corporation entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Corporation or certain of its depositary institution subsidiaries. The Company will provide a copy of the replacement capital covenant to holders of the covered debt upon request made to Investor Relations.

The replacement capital covenants provide that the Corporation will not repay, redeem or purchase, and will cause its subsidiaries not to repay, redeem or purchase, all or any part of the relevant junior subordinated debentures prior to a defined termination date except, with certain limited exceptions, to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, the Corporation or its subsidiaries have received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the relevant junior subordinated debt securities at the time of redemption or repurchase, and (ii) the Corporation has obtained prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board.

As of December 31, 2007, the Corporation had junior subordinated debentures and senior subordinated notes totaling $1.6 billion whose holders are entitled to the benefits of the replacement capital covenants.

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

Additional information regarding derivative instruments can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 25”.

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

The Company’s measurement of interest rate risk considers both earnings and market value exposures. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The analysis reflects known balances and contractual maturities when available. Balance sheet positions lacking contractual maturities and those with a likelihood of maturity prior to their contractual term are assumed to mature consistent with business line expectations or, when available in the case of marketable securities, market expectations. As of December 31, 2007, the Company’s Asset/Liability Management Policy limited the change in projected 12-month earnings due to instantaneous parallel rate shocks of +/-200 basis points to less than 3% of base net interest income. The measurement of impact to current earnings includes the change in net interest income and the change in the valuation of mortgage servicing rights driven by the change in interest rates. As of December 31, 2007 the Company estimated a 1.9% reduction in 12-month net interest income for an immediate 200 basis point rate increase and a 1.2% increase in 12-month net interest income for an immediate 200 basis point rate decline.

In addition to limits related to possible changes in 12-month net interest income, as of December 31, 2007 the Asset/Liability Management Policy limited the pre-tax change in economic value of equity due to instantaneous parallel rate shocks of 200 basis points to less than 12%. As of December 31, 2007, the estimated reduction in economic value of equity due to an adverse 200 basis point rate shock was 4.1%.

The precision of the measures used to manage interest rate risk is limited due to the inherent uncertainty of the underlying forecast assumptions. These measures do not consider the impact of the effects of changes in the overall level of economic activity associated with various interest rate scenarios. In addition, the measurement of interest rate sensitivity includes assumptions on the ability of management to take action to mitigate further exposure to changes in interest rates, including, within legal and competitive constraints, the repricing of interest rates on outstanding credit card loans and deposits.

The Company manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity and repricing characteristics of various balance sheet categories and by entering into interest rate derivatives.

Table 12 reflects the interest rate repricing schedule for earning assets and interest-bearing liabilities as of December 31, 2007.

Table 12: Interest Rate Sensitivity

	As of December 31, 2007 Subject to Repricing
(Dollars in Millions)	Within 180 Days	>180 Days- 1 Year	>1 Year- 5 Years	Over 5 Years
Earning assets:
Federal funds sold and resale agreements	$1,767	$—	$—	$—
Interest-bearing deposits at other banks	677	—	—	—
Securities available for sale	3,633	2,387	10,839	2,923
Mortgage loans held for sale	267	5	31	13
Other	2,098	—	—	—
Loans held for investment	35,615	13,490	37,630	15,070
Total earning assets	44,057	15,882	48,500	18,006
Interest-bearing Liabilities:
Interest-bearing deposits	40,541	7,773	20,478	3,152
Senior and subordinated notes	2,374	716	2,902	4,721
Other borrowings	22,765	1,588	2,231	—
Total interest-bearing Liabilities	65,680	10,077	25,611	7,873
Non-rate related net items	1,767	(425)	(4,047)	(8,928)
Interest sensitivity gap	(19,856)	5,380	18,842	1,205
Impact of swaps	17,303	(4,235)	(11,775)	(1,293)
Impact of consumer loan securitizations	(9,126)	486	(123)	9,578
Interest sensitivity gap adjusted for impact of securitizations and swaps	(11,679)	1,631	6,944	9,490
Adjusted gap as a percentage of managed assets	(5.86)%	0.82%	3.48%	4.76%
Adjusted cumulative gap	(11,679)	(10,048)	(3,104)	6,386
Adjusted cumulative gap as a percentage of managed assets	(5.86)%	(5.04)%	(1.56)%	3.20%

Foreign Exchange Risk

The Company is exposed to changes in foreign exchange rates which may impact translated income and expense associated with foreign operations. In order to limit earnings exposure to foreign exchange risk, the Company’s Asset/Liability Management Policy requires that material foreign currency denominated transactions be hedged. As of December 31, 2007, the estimated reduction in 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability is less than 1%. The precision of this estimate is also limited due to the inherent uncertainty of the underlying forecast assumptions.

IX. Capital

Capital Adequacy

The Company and COB are subject to capital adequacy guidance adopted by the Federal Reserve Board (the “Federal Reserve”), and CONA and Superior are subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”, and with the Federal Reserve, collectively, the “regulators”). The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Corporation to similar minimum capital requirements. Failure to meet minimum capital requirements can result in possible additional, mandatory discretionary actions by a federal banking agency that, if undertaken, could have a material adverse effect on the Corporation’s consolidated financial statements.

As of December 31, 2007, COB, CONA, and Superior (collectively, the “Banks”) each exceeded the minimum regulatory requirements to which it was subject. The Banks all were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of December 31, 2007, the Corporation was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or any of the Banks.

COB treats a portion of its loans as “subprime” under the Guidelines issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed its capital and allowance for loan and lease losses accordingly. Under the Guidelines, COB exceeds the minimum capital adequacy guidelines as of December 31, 2007.

For purposes of the Guidelines, the Corporation has treated as subprime all loans in COB’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. COB holds on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at COB.

Additionally, regulatory restrictions exist that limit the ability of COB, CONA, and Superior to transfer funds to the Corporation. As of December 31, 2007, retained earnings of COB, CONA, and Superior of $539.9 million, zero million, and $5.0 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

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

XI. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31
	2007			2006(2)			2005(2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$56,565,058	$6,601,387	11.67%	$47,427,119	$5,986,533	12.62%	$31,891,276	$4,226,617	13.25%
International	3,471,453	436,368	12.57%	3,842,113	433,126	11.27%	4,083,531	452,652	11.08%
Total consumer loans	60,036,511	7,037,755	11.72%	51,269,232	6,419,659	12.52%	35,974,807	4,679,269	13.01%
Commercial loans	33,505,314	2,462,373	7.35%	12,308,047	626,814	5.09%	4,759,430	331,570	6.97%
Total Loans held for investment	93,541,825	9,500,128	10.16%	63,577,279	7,046,473	11.08%	40,734,237	5,010,839	12.30%
Securities available for sale	18,933,750	950,972	5.02%	14,686,556	676,712	4.61%	10,085,562	386,896	3.84%
Other
Domestic	7,792,357	573,158	7.36%	4,716,374	391,351	8.30%	3,309,656	249,961	7.55%
International	1,152,497	53,898	4.68%	1,106,527	50,199	4.54%	1,407,559	79,185	5.63%
Total	8,944,854	627,056	7.01%	5,822,901	441,550	7.58%	4,717,215	329,146	6.98%
Total earning assets	121,420,429	$11,078,156	9.12%	84,086,736	$8,164,735	9.71%	55,537,014	$5,726,881	10.32%
Cash and due from banks	2,112,587			1,680,104			1,000,240
Allowance for loan losses	(2,182,667)			(1,791,172)			(1,482,948)
Premises and equipment, net	2,250,117			1,469,807			842,368
Other	21,398,626			9,809,231			5,463,826
Total assets from discontinued operations	3,984,100			555,053			—
Total assets	$148,983,192			$95,809,759			$61,360,500
Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$71,662,730	$2,781,662	3.88%	$43,409,416	$1,700,986	3.92%	$25,838,996	$1,043,211	4.04%
International	2,317,790	124,689	5.38%	2,329,611	113,811	4.89%	2,531,739	129,926	5.13%
Total Deposits	73,980,520	2,906,351	3.93%	45,739,027	1,814,797	3.97%	28,370,735	1,173,137	4.14%
Senior and subordinated notes	9,840,074	577,128	5.87%	6,820,615	411,643	6.04%	6,820,811	421,218	6.18%
Other borrowings
Domestic	18,955,691	1,050,546	5.54%	16,368,481	836,667	5.11%	11,195,697	451,725	4.03%
International	1,090,149	14,286	1.31%	1,115,981	10,182	0.91%	15,441	559	3.62%
Total other borrowings	20,045,840	1,064,832	5.31%	17,484,462	846,849	4.84%	11,211,138	452,284	4.03%
Total interest-bearing liabilities	103,866,434	$4,548,311	4.38%	70,044,104	$3,073,289	4.39%	46,402,684	$2,046,639	4.41%
Non-interest bearing deposits	11,446,706			4,934,407			648,917
Other	5,349,568			4,169,298			3,714,631
Total liabilities from discontinued operations	3,117,348			458,528
Total liabilities	123,780,056			79,606,337			50,766,232
Equity	25,203,136			16,203,422			10,594,268
Total liabilities and equity	$148,983,192			$95,809,759			$61,360,500
Net interest spread			4.74%			5.32%			5.91%
Interest income to average earning assets			9.12%			9.71%			10.32%
Interest expense to average earning assets			3.74%			3.65%			3.69%
Net interest margin			5.38%			6.06%			6.63%
(1)	Interest income includes past-due fees on loans of approximately $704.5 million, $699.5 million and $776.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)	Prior period amounts have been reclassified to conform with current period presentation.
(3)	Based on continuing operations.
(4)	Non-accrual loans are included in their respective loan categories.

TABLE B—INTEREST VARIANCE ANALYSIS

	Year Ended December 31
	2007 vs. 2006			2006 vs. 2005
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/ Rate	Increase (Decrease)	Volume	Yield/ Rate
Interest Income:
Consumer loans
Domestic	$614,854	$1,090,917	$(476,063)	$1,759,916	$1,969,744	$(209,828)
International	3,242	(43,978)	47,220	(19,526)	(27,114)	7,588
Total	618,096	1,046,777	(428,681)	1,740,390	1,921,082	(180,692)
Commercial loans	1,835,559	1,459,954	375,605	295,244	404,940	(109,696)
Total loans held for investment	2,453,655	3,085,095	(631,440)	2,035,634	2,573,519	(537,885)
Securities available for sale(2)	274,260	209,136	65,124	289,816	201,138	88,678
Other
Domestic(2)	181,807	230,549	(48,742)	141,390	114,750	26,640
International	3,699	2,122	1,577	(28,986)	(15,214)	(13,772)
Total	185,506	221,064	(35,558)	112,404	82,035	30,369
Total interest income	2,913,421	3,432,439	(519,018)	2,437,854	2,789,672	(351,818)

Interest Expense:
Deposits
Domestic	1,080,676	1,096,830	(16,154)	657,775	689,359	(31,584)
International	10,878	(580)	11,458	(16,115)	(10,062)	(6,053)
Total	1,091,554	1,109,651	(18,097)	641,660	690,927	(49,267)
Senior notes	165,485	177,401	(11,916)	(9,575)	(12)	(9,563)
Other borrowings
Domestic	213,879	139,512	74,367	384,942	244,015	140,927
International	4,104	(241)	4,345	9,623	10,351	(728)
Total	217,983	131,287	86,696	394,565	290,449	104,116
Total interest expense	1,475,022	1,481,092	(6,070)	1,026,650	1,037,357	(10,707)
Net interest income	$1,438,399	$2,058,620	$(620,221)	$1,411,204	$1,752,135	$(340,931)
(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Prior period amounts have been reclassified to conform with current period presentation.
(3)	Based on continuing operations.

TABLE C—MANAGED LOAN PORTFOLIO

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005	2004	2003
Year-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$13,130,866	$18,102,140	$16,389,054	$16,536,789	$15,287,651
International	3,661,661	3,203,148	3,356,415	4,017,585	2,752,343
Total credit card	16,792,527	21,305,288	19,745,469	20,554,374	18,039,994
Installment loans
Domestic	9,966,818	7,057,270	5,763,538	4,475,838	3,799,618
International	354,556	637,982	551,460	493,846	249,560
Total installment loans	10,321,374	7,695,252	6,314,998	4,969,684	4,049,178
Auto loans(1)	25,038,294	23,180,455	18,041,894	9,997,497	8,466,873
Mortgage loans	12,296,575	12,586,905	5,281,009	—	—
Total consumer loans	64,448,770	64,767,900	49,383,370	35,521,555	30,556,045
Commercial loans	37,356,257	31,744,239	10,464,311	2,694,036	2,294,224
Total reported loans held for investment	101,805,027	96,512,139	59,847,681	38,215,591	32,850,269
Securitization adjustments:
Consumer loans
Credit cards
Domestic	38,885,887	35,430,763	33,059,990	32,088,151	30,983,631
International	7,645,332	7,906,309	6,740,949	6,023,346	4,644,961
Total credit card	46,531,219	43,337,072	39,800,939	38,111,497	35,628,592
Installment loans
Domestic	1,968,688	2,899,221	2,621,652	2,163,538	1,720,254
International	—	—	—	—	—
Total installment loans	1,968,688	2,899,221	2,621,652	2,163,538	1,720,254
Auto loans(1)	110,448	468,823	1,116,761	—	—
Mortgage loans	—	—	—	—	—
Total consumer loans	48,610,355	46,705,116	43,539,352	40,275,035	37,348,846
Commercial loans	947,035	2,934,013	2,140,458	1,370,673	1,045,681
Total securitization adjustments	49,557,390	49,639,129	45,679,810	41,645,708	38,394,527
Managed loans held for investment:
Consumer loans
Credit cards
Domestic	52,016,753	53,532,903	49,449,044	48,624,940	46,271,282
International	11,306,993	11,109,457	10,097,364	10,040,931	7,397,304
Total credit card	63,323,746	64,642,360	59,546,408	58,665,871	53,668,586
Installment loans
Domestic	11,935,506	9,956,491	8,385,190	6,639,376	5,519,872
International	354,556	637,982	551,460	493,846	249,560
Total installment loans	12,290,062	10,594,473	8,936,650	7,133,222	5,769,432
Auto loans(1)	25,148,742	23,649,278	19,158,655	9,997,497	8,466,873
Mortgage loans	12,296,575	12,586,905	5,281,009	—	—
Total consumer loans	113,059,125	111,473,016	92,922,722	75,796,590	67,904,891
Commercial loans	38,303,292	34,678,252	12,604,769	4,064,709	3,339,905
Total managed loans held for investment	$151,362,417	$146,151,268	$105,527,491	$79,861,299	$71,244,796
(1)	Includes the auto loans of North Fork and Hibernia

	Year Ended December 31
(Dollars in thousands)	2007(2)	2006	2005	2004	2003
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$12,601,155	$15,114,625	$12,073,407	$12,243,466	$10,807,685
International	2,980,539	3,226,858	3,530,174	3,192,501	2,563,165
Total credit card	15,581,694	18,341,483	15,603,581	15,435,967	13,370,850
Installment loans
Domestic	8,622,863	6,582,942	6,087,114	5,828,325	4,672,744
International	490,914	615,255	553,357	347,259	191,243
Total installment loans	9,113,777	7,198,197	6,640,471	6,175,584	4,863,987
Auto loans(1)	23,928,080	19,902,920	13,056,708	9,305,008	7,799,706
Mortgage loans	11,412,960	5,826,632	674,047	—	—
Total consumer loans	60,036,511	51,269,232	35,974,807	30,916,559	26,034,543
Commercial loans	33,505,314	12,308,047	4,759,430	3,349,109	2,643,073
Total reported loans held for investment	93,541,825	63,577,279	40,734,237	34,265,668	28,677,616
Securitization adjustments:
Consumer loans
Credit cards
Domestic	37,747,827	34,367,401	34,612,169	33,529,885	30,452,104
International	7,835,913	7,285,459	6,452,707	5,159,458	3,254,331
Total credit card	45,583,740	41,652,860	41,064,876	38,689,343	33,706,435
Installment loans
Domestic	2,542,837	2,828,332	1,133,036	438,364	332,439
International	—	—	—	—	—
Total installment loans	2,542,837	2,828,332	1,133,036	438,364	332,439
Auto loans(1)	256,388	748,751	1,608,989	—	—
Mortgage loans	—	—	—	—	—
Total consumer loans	48,382,965	45,229,943	43,806,901	39,127,707	34,038,874
Commercial loans	2,802,217	2,521,373	723,885	318,298	195,463
Total securitization adjustments	51,185,182	47,751,316	44,530,786	39,446,005	34,234,337
Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,348,982	49,482,026	46,685,576	45,773,351	41,259,789
International	10,816,452	10,512,317	9,982,881	8,351,959	5,817,496
Total credit card	61,165,434	59,994,343	56,668,457	54,125,310	47,077,285
Installment loans
Domestic	11,165,700	9,411,274	7,220,150	6,266,689	5,005,183
International	490,914	615,255	553,357	347,259	191,243
Total installment loans	11,656,614	10,026,529	7,773,507	6,613,948	5,196,426
Auto loans(1)	24,184,468	20,651,671	14,665,697	9,305,008	7,799,706
Mortgage loans	11,412,960	5,826,632	674,047	—	—
Total consumer loans	108,419,476	96,499,175	79,781,708	70,044,266	60,073,417
Commercial loans	36,307,531	14,829,420	5,483,315	3,667,407	2,838,536
Total managed loans held for investment	$144,727,007	$111,328,595	$85,265,023	$73,711,673	$62,911,953
(1)	Includes the auto loans of North Fork and Hibernia
(2)	Based on continuing operations

TABLE D—COMPOSITION OF REPORTED LOAN PORTFOLIO

	As of December 31
	2007		2006		2005		2004		2003
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$64,448,770	63.31%	$64,767,900	67.11%	$49,383,370	82.51%	$35,521,555	92.95%	$30,556,045	93.02%
Commercial loans	37,356,257	36.69%	31,744,239	32.89%	10,464,311	17.49%	2,694,036	7.05%	2,294,224	6.98%
Total	$101,805,027	100.00%	$96,512,139	100.00%	$59,847,681	100.00%	$38,215,591	100.00%	$32,850,269	100.00%

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	As of December 31
	2007		2006		2005		2004		2003
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported(1):
Loans held for investment	$101,805,027	100.00%	$96,512,139	100.00%	$59,847,681	100.00%	$38,215,591	100.00%	$32,850,269	100.00%
Loans delinquent:
30-59 days	2,052,086	2.02%	1,512,365	1.57%	1,055,027	1.76%	741,723	1.94%	755,930	2.30%
60-89 days	869,452	0.86%	563,012	0.58%	401,640	0.67%	313,559	0.82%	362,766	1.10%
90-119 days	450,268	0.44%	291,759	0.30%	230,780	0.39%	196,457	0.51%	207,353	0.63%
120-149 days	194,892	0.19%	167,260	0.17%	104,817	0.18%	120,589	0.32%	149,246	0.45%
150 or more days	154,746	0.15%	114,007	0.12%	86,744	0.14%	99,866	0.26%	98,164	0.31%
Total	$3,721,444	3.66%	$2,648,403	2.74%	$1,879,008	3.14%	$1,472,194	3.85%	$1,573,459	4.79%
Loans delinquent by geographic area:
Domestic	3,592,845	3.67%	2,543,050	2.74%	1,789,926	3.20%	1,380,022	4.05%	1,509,370	5.06%
International	128,599	3.20%	105,353	2.74%	89,082	2.28%	92,172	2.04%	64,089	2.13%
Managed(2):
Loans held for investment	$151,362,417	100.00%	$146,151,268	100.00%	$105,527,491	100.00%	$79,861,299	100.00%	$71,244,796	100.00%
Loans delinquent:
30-59 days	2,737,547	1.81%	2,129,884	1.46%	1,620,075	1.54%	1,299,782	1.63%	1,335,231	1.87%
60-89 days	1,343,539	0.89%	945,844	0.65%	740,917	0.70%	664,629	0.83%	718,247	1.01%
90-119 days	840,776	0.55%	602,472	0.41%	498,927	0.47%	479,404	0.60%	488,471	0.69%
120-149 days	512,789	0.34%	412,386	0.28%	309,587	0.29%	336,924	0.42%	365,971	0.51%
150 or more days	429,146	0.28%	323,459	0.22%	254,314	0.24%	273,339	0.34%	270,009	0.38%
Total	$5,863,797	3.87%	$4,414,045	3.02%	$3,423,820	3.24%	$3,054,078	3.82%	$3,177,929	4.46%
(1)	Includes non-accrual consumer auto loans of $593.6 million in 2007, $336.6 million in 2006, $240.1 million in 2005, $141.6 million in 2004 and $218.8 million in 2003.
(2)	Includes non-accrual consumer auto loans of $597.7 million in 2007, $350.6 million in 2006, $258.7 million in 2005, $141.6 million in 2004 and $218.8 million in 2003.

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Year Ended December 31
(Dollars in thousands)	2007(1)	2006	2005	2004	2003
Reported:
Average loans held for investment	$93,541,825	$63,577,279	$40,734,237	$34,265,668	$28,677,616
Net charge-offs	1,960,541	1,407,489	1,446,649	1,295,568	1,646,360
Net charge-offs as a percentage of average loans held for investment	2.10%	2.21%	3.55%	3.78%	5.74%
Managed:
Average loans held for investment	$144,727,007	$111,328,595	$85,265,023	$73,711,673	$62,911,953
Net charge-offs	4,161,995	3,158,080	3,623,154	3,251,761	3,683,887
Net charge-offs as a percentage of average loans held for investment	2.88%	2.84%	4.25%	4.41%	5.86%
(1)	Based on continuing operations.

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the periods indicated.

	As of December 31
(Dollars in thousands)	2007	2006	2005
Nonperforming loans held for investment(1):
Commercial	$122,765	$57,598	$88,049
Consumer—real estate	114,078	25,232	17,557
Consumer—auto	593,640	336,632	240,118
Total nonperforming loans held for investment	830,483	419,462	345,724
Foreclosed property	49,043	16,146	8,436
Repossessed assets	56,877	30,844	22,917
Total nonperforming assets	$936,403	$466,452	$377,077
(1)	Our policy is not to classify credit card loans as nonperforming loans.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Year Ended December 31
(Dollars In Thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$2,180,000	$1,790,000	$1,505,000	$1,595,000	$1,720,000
Provision for loan and lease losses from continuing operations:
Domestic	2,487,694	1,235,984	1,327,968	1,085,467	1,388,463
International	148,808	240,454	163,104	135,385	129,034
Total provision for loan and lease losses from continuing operations	2,636,502	1,476,438	1,491,072	1,220,852	1,517,497
Provision for loan and lease losses from discontinued operations	80,151	—	—	—	—
Acquisitions	—	225,890	224,144	—	—
Other	26,888	72,821	(12,731)	(15,284)	3,863
Charge-offs:
Consumer loans:
Domestic	(2,076,794)	(1,547,746)	(1,532,499)	(1,473,103)	(1,722,348)
International	(252,444)	(249,332)	(193,360)	(135,198)	(146,152)
Total consumer loans	(2,329,238)	(1,797,078)	(1,725,859)	(1,608,301)	(1,868,500)
Commercial loans	(250,981)	(135,375)	(139,977)	(140,972)	(135,828)
Total charge-offs	(2,580,219)	(1,932,453)	(1,865,836)	(1,749,273)	(2,004,328)
Principal recoveries:
Consumer loans
Domestic	503,618	451,781	384,266	388,573	304,003
International	71,868	68,280	43,560	43,212	37,619
Total consumer loans	575,486	520,061	427,826	431,785	341,622
Commercial loans	44,192	27,243	20,525	21,920	16,346
Total principal recoveries	619,678	547,304	448,351	453,705	357,968
Net charge-offs(1)	(1,960,541)	(1,385,149)	(1,417,485)	(1,295,568)	(1,646,360)
Balance at end of year	$2,963,000	$2,180,000	$1,790,000	$1,505,000	$1,595,000
Allowance for loan and lease losses to loans held for investment at end of year	2.91%	2.26%	2.99%	3.94%	4.86%
Allowance for loan and lease losses by geographic distribution:
Domestic	$2,754,065	$1,949,864	$1,639,277	$1,354,849	$1,477,314
International	208,935	230,136	150,723	150,151	117,686
Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$2,199,788	$1,584,025	$1,405,909	$1,222,083	$1,341,850
International	208,935	230,136	150,723	150,151	117,686
Total consumer loans	2,408,723	1,814,161	1,556,632	1,372,234	1,459,536
Commercial loans	554,277	365,839	221,975	132,766	135,464
Unallocated	—	—	11,393	—	—
Total loans held for investment	$2,963,000	$2,180,000	$1,790,000	$1,505,000	$1,595,000
(1)	Does not include charge-offs of $22.3 million and $29.2 million in 2006 and 2005, respectively, relating to certain loans which have been segregated into pools apart from the remaining portfolio and accounted for under Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management.”

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

December 31 (In Thousands, Except Share and Per Share Data)	2007	2006
Assets:
Cash and due from banks	$2,377,287	$2,817,519
Federal funds sold and resale agreements	1,766,762	1,099,156
Interest-bearing deposits at other banks	677,360	743,821
Cash and cash equivalents	4,821,409	4,660,496
Securities available for sale	19,781,587	15,452,047
Mortgage loans held for sale	315,863	10,435,295
Loans held for investment	101,805,027	96,512,139
Less: Allowance for loan and lease losses	(2,963,000)	(2,180,000)
Net loans held for investment	98,842,027	94,332,139
Accounts receivable from securitizations	4,717,879	4,589,235
Premises and equipment, net	2,299,603	2,203,280
Interest receivable	839,317	816,426
Goodwill	12,830,740	13,635,435
Other	6,141,944	3,614,932
Total assets	$150,590,369	$149,739,285
Liabilities:
Non-interest bearing deposits	$11,046,549	$11,648,070
Interest-bearing deposits	71,943,913	74,122,822
Total deposits	82,990,462	85,770,892
Senior and subordinated notes	10,712,706	9,725,470
Other borrowings	26,583,683	24,257,007
Interest payable	631,609	574,763
Other	5,377,797	4,175,947
Total liabilities	126,296,257	124,504,079
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 419,224,900 and 412,219,973 issued as of December 31, 2007 and 2006, respectively	4,192	4,122
Paid-in capital, net	15,860,490	15,333,137
Retained earnings	11,267,568	9,760,184
Cumulative other comprehensive income	315,248	266,180
Less: Treasury stock, at cost; 46,370,635 and 2,294,586 shares as of December 31, 2007 and 2006, respectively	(3,153,386)	(128,417)
Total stockholders’ equity	24,294,112	25,235,206
Total liabilities and stockholders’ equity	$150,590,369	$149,739,285

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In Thousands, Except Per Share Data)	2007	2006	2005
Interest Income:
Loans held for investment, including past-due fees	$9,500,128	$7,046,473	$5,010,839
Securities available for sale	950,972	676,712	386,896
Other	627,056	441,550	329,146
Total interest income	11,078,156	8,164,735	5,726,881
Interest Expense:
Deposits	2,906,351	1,814,797	1,173,137
Senior and subordinated notes	577,128	411,643	421,218
Other borrowings	1,064,832	846,849	452,284
Total interest expense	4,548,311	3,073,289	2,046,639
Net interest income	6,529,845	5,091,446	3,680,242
Provision for loan and lease losses	2,636,502	1,476,438	1,491,072
Net interest income after provision for loan and lease losses	3,893,343	3,615,008	2,189,170
Non-Interest Income:
Servicing and securitizations	4,840,677	4,209,637	3,945,183
Service charges and other customer-related fees	2,057,854	1,770,340	1,493,690
Mortgage servicing and other	166,776	177,893	142,894
Interchange	500,484	549,074	514,196
Other	488,432	294,080	262,142
Total non-interest income	8,054,223	7,001,024	6,358,105
Non-Interest Expense:
Salaries and associate benefits	2,592,534	2,224,676	1,749,738
Marketing	1,347,836	1,444,324	1,379,938
Communications and data processing	758,820	712,001	580,992
Supplies and equipment	531,238	460,419	355,734
Occupancy	322,510	215,636	152,090
Restructuring expense	138,237	—	—
Other	2,386,835	1,886,635	1,499,781
Total non-interest expense	8,078,010	6,943,691	5,718,273
Income from continuing operations before income taxes	3,869,556	3,672,341	2,829,002
Income taxes	1,277,837	1,245,964	1,019,855
Income from continuing operations, net of tax	2,591,719	2,426,377	1,809,147
Loss from discontinued operations, net of tax	(1,021,387)	(11,884)	—
Net income	$1,570,332	$2,414,493	$1,809,147
Basic earnings per share
Income from continuing operations	$6.64	$7.84	$6.98
Loss from discontinued operations	(2.62)	(0.04)	—
Net income	$4.02	$7.80	$6.98
Diluted earnings per share
Income from continuing operations	$6.55	$7.65	$6.73
Loss from discontinued operations	(2.58)	(0.03)	—
Net income	$3.97	$7.62	$6.73
Dividends paid per share	$0.11	$0.11	$0.11

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2004	248,354,259	$2,484	$2,711,327	$5,596,372	$144,759	$(66,753)	$8,388,189
Comprehensive income:
Net income	—	—	—	1,809,147	—	—	1,809,147
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $31,706	—	—	—	—	(54,876)	—	(54,876)
Foreign currency translation adjustments	—	—	—	—	(113,189)	—	(113,189)
Unrealized gains in cash flow hedging instruments, net of income taxes of $21,373	—	—	—	—	29,435	—	29,435
Other comprehensive income	—	—	—	—	(138,630)	—	(138,630)
Comprehensive income							1,670,517
Cash dividends—$.11 per share	—	—	—	(27,504)	—	—	(27,504)
Purchase of treasury stock	—	—	—	—	—	(40,049)	(40,049)
Issuances of common stock and restricted stock, net of forfeitures	11,059,437	110	761,371	—	—	—	761,481
Exercise of stock options and tax benefits of exercises and restricted stock vesting	10,489,976	105	506,897	—	—	—	507,002
Compensation expense for restricted stock awards and stock options	—	—	149,496	—	—	—	149,496
Adjustment to issuance of common stock for acquisition	32,882,772	329	2,710,623	—	—	—	2,710,952
Allocation of ESOP shares	—	—	8,830	—	—	—	8,830
Balance, December 31, 2005	302,786,444	3,028	6,848,544	7,378,015	6,129	(106,802)	14,128,914
Comprehensive income:
Net income	—	—	—	2,414,493	—	—	2,414,493
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $16,635	—	—	—	—	24,119	—	24,119
Recognition of additional minimum pension liability, net of income tax benefit of $1,025	—	—	—	—	(1,903)	—	(1,903)
Foreign currency translation adjustments	—	—	—	—	246,066	—	246,066
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $6,750	—	—	—	—	(13,573)	—	(13,573)
Other comprehensive income	—	—	—	—	254,709	—	254.709
Comprehensive income							2,669,202
Adjustment to initially apply FASB Statement No. 158, net of income taxes of $2,876	—	—	—	—	5,342	—	5,342
Cash dividends—$.11 per share	—	—	—	(32,324)	—	—	(32,324)
Purchase of treasury stock	—	—	—	—	—	(21,615)	(21,615)
Issuances of common stock and restricted stock, net of forfeitures	1,550,117	16	31,395	—	—	—	31,411
Exercise of stock options and tax benefits of exercises and restricted stock vesting	3,934,592	39	261,139	—	—	—	261,178
Compensation expense for restricted stock awards and stock options	—	—	180,261	—	—	—	180,261
Adjustment to issuance of common stock for acquisition	103,948,820	1,039	8,006,458	—	—	—	8,007,497
Allocation of ESOP shares	—	—	5,340	—	—	—	5,340
Balance, December 31, 2006	412,219,973	4,122	15,333,137	9,760,184	266,180	(128,417)	25,235,206
Cumulative effect from adoption of FIN 48	—	—	—	(29,702)	—	—	(29,702)
Cumulative effect from adoption of FAS 156, net of income taxes of $6,378	—	—	—	8,809	—	—	8,809
Comprehensive income:
Net income	—	—	—	1,570,332	—	—	1,570,332
Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income tax of $25,780	—	—	—	—	56,413	—	56,413
Defined benefit plans, net of income taxes of $17,675	—	—	—	—	29,407		29,407
Foreign currency translation adjustments	—	—	—	—	83,499	—	83,499
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $63,804	—	—	—	—	(120,251)	—	(120,251)
Other comprehensive income	—	—	—	—	49,068	—	49,068
Comprehensive income							1,619,400
Cash dividends—$.11 per share	—	—	—	(42,055)	—	—	(42,055)
Purchase of treasury stock	—	—	—	—	—	(3,024,969)	(3,024,969)
Issuances of common stock and restricted stock, net of forfeitures	1,916,402	20	37,182	—	—	—	37,202
Exercise of stock options and tax benefits of exercises and restricted stock vesting	5,225,783	51	301,921	—	—	—	301,972
Compensation Expense for restricted stock awards and stock options	—	—	192,422	—	—	—	192,422
Adjustment to issuance of common stock for acquisition	(137,258)	(1)	(10,463)	—	—	—	(10,464)
Allocation of ESOP shares	—	—	6,291	—	—	—	6,291
Balance, December 31, 2007	419,224,900	$4,192	$15,860,490	$11,267,568	$315,248	$(3,153,386)	$24,294,112

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In Thousands)	2007	2006	2005
Operating Activities:
Income from continuing operations, net of tax	$2,591,719	$2,426,377	$1,809,147
Loss from discontinued operations, net of tax	(1,021,387)	(11,884)	—
Net Income	1,570,332	2,414,493	1,809,147
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,636,502	1,476,438	1,491,072
Depreciation and amortization, net	678,757	542,090	425,640
Impairment of long-lived assets	—	—	13,272
(Gains) losses on sales of securities available for sale	(69,976)	29,203	6,817
Gains on sales of auto loans	(10,960)	(28,609)	(14,087)
Gains on extinguishment of debt	(17,444)	—	—
Losses on repurchase of senior notes	—	—	12,444
Mortgage loans held for sale:
Transfers in and originations	(404,831)	(4,625,378)	(197,444)
Gains on sales	(87,521)	(77,285)	—
Proceeds from sales	6,171,912	3,060,657	—
Stock plan compensation expense	338,778	211,117	149,496
Changes in assets and liabilities, net of effects from purchase of companies acquired:
Increase in interest receivable	(35,017)	(45,311)	(180,867)
(Increase) decrease in accounts receivable from securitizations	(130,439)	314,425	(658,805)
(Increase) decrease in other assets	(2,257,798)	158,060	164,229
Increase in interest payable	56,846	87,005	92,906
Increase (decrease) in other liabilities	1,277,833	(913,446)	550,043
Net cash provided by operating activities attributable to discontinued operations	3,293,456	773,279	—
Net cash provided by operating activities	13,010,430	3,376,738	3,663,863
Investing Activities:
Purchases of securities available for sale	(12,717,204)	(7,777,082)	(3,688,180)
Proceeds from maturities of securities available for sale	6,026,680	4,289,139	2,009,517
Proceeds from sales of securities available for sale	2,307,825	6,891,187	909,697
Proceeds from sale of automobile loans	—	—	257,230
Proceeds from securitizations of loans	12,641,050	12,343,771	9,482,333
Net increase in loans held for investment	(18,895,193)	(19,073,474)	(16,627,879)
Principal recoveries of loans previously charged off	619,678	547,304	448,351
Additions of premises and equipment, net	(437,545)	(712,190)	(159,823)
Net (payment for) receipt from companies acquired	(10,464)	(3,635,356)	450,562
Net cash used in investing activities	(10,465,173)	(7,126,701)	(6,918,192)
Financing Activities:
Net (decrease) increase in deposits	(2,780,430)	184,830	2,239,553
Net increase in other borrowings	6,624,052	2,006,101	2,923,270
Issuances of senior notes	1,495,740	3,185,272	1,262,035
Maturities of senior notes	(462,500)	(1,226,882)	(876,567)
Repurchases of senior notes	(150,000)	(31,296)	(648,840)
Purchases of treasury stock	(3,024,969)	(21,615)	(40,049)
Dividends paid	(42,055)	(32,324)	(27,504)
Net proceeds from issuances of common stock	43,493	36,751	770,311
Proceeds from share based payment activities	192,361	238,355	312,176
Net cash used in financing activities attributable to discontinued operations	(4,280,036)	—	—
Net cash (used in) provided by financing activities	(2,384,344)	4,339,192	5,914,385
Increase in cash and cash equivalents	160,913	589,229	2,660,056
Cash and cash equivalents at beginning of year	4,660,496	4,071,267	1,411,211
Cash and cash equivalents at end of year	$4,821,409	$4,660,496	$4,071,267

See Notes to Consolidated Financial Statements.

Note 1

Summary of Significant Accounting Policies

Business

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (“COB”) which currently offers credit and debit card products, other lending products and deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

Another subsidiary of the Corporation, Superior Savings of New England, N.A. (“Superior”) focuses on telephonic and media-based generation of deposits.

As of January 1, 2008, Capital One Auto Finance (“COAF”) moved from a principal subsidiary of the Corporation to become a direct operating subsidiary of CONA. COAF offers automobile and other motor vehicle financing products.

During 2007, Capital One F.S.B. and North Fork Bank merged with and into CONA.

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”), an operating subsidiary of CONA. Additional information can be found din Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2—Discontinued Operations.”

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

The Consolidated Financial Statements include the accounts of the Capital One Financial Corporation and its majority owned subsidiaries. Investments in unconsolidated entities where we have the ability to exercise significant influence over the operations of the investee are accounted for using the equity method of accounting. This includes interests in variable interest entities (“VIEs”) where we are not the primary beneficiary. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and our share of income or loss is recorded in other non-interest income. All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the 2007 presentation. All amounts in the following notes, excluding per share data, are presented in thousands.

The following is a summary of the significant accounting policies used in preparation of the accompanying Consolidated Financial Statements.

Special Purpose Entities and Variable Interest Entities

Special purpose entities are broadly defined as legal entities structured for a particular purpose. The Company uses special purpose entities primarily to conduct off-balance sheet securitization activities. Special purpose entities that meet the criteria for Qualifying Special Purpose Entities (“QSPE”) as defined in Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are not required to be consolidated. Special purpose entities that are not QSPEs are considered for consolidation in accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities.

In general, a variable interest entitiy (“VIE”) is a special purpose entity formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets. A VIE often holds financial assets, including loans or receivables, real estate or other property.

The Company consolidates a VIE if the Company is considered to be its primary beneficiary. The primary beneficiary is subject to absorbing the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entities residual returns, or both. See Note 9 for additional detail related to non-consolidated VIEs.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), Business Combinations (“SFAS 141(R)”). This Statement replaces SFAS 141, Business Combinations. It retains the fundamental requirements in SFAS 141; however, the scope is broader than that of SFAS 141 by applying to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions, thereby replacing SFAS 141’s cost-allocation process. This Statement also changes the requirements for recognizing acquisition related costs, restructuring costs, and assets acquired and liabilities assumed arising from contingencies. It also changes the accounting for step acquisitions. The Company will apply the provisions of SFAS 141(R) when applicable.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R), (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “defined benefit plans”) to recognize the funded status of their defined benefit plans in the Consolidated Balance Sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end Consolidated Balance Sheet, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition for the years ended December 31, 2007 and 2006, has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005. SFAS 158’s provisions regarding the change in the measurement date of defined benefit plans are effective for fiscal years ending after December 15, 2008.

The adoption of SFAS 158 did not have a material impact on the consolidated earnings or financial position of the Company. See Note 12 for further discussion.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The initial adoption of SFAS 157 did not have a material impact on the consolidated earnings or financial position of the Company.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument by instrument basis, and is irrevocable. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The initial adoption of SFAS 159 did not have a material impact on the consolidated earnings or financial position of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of adoption, the Company recorded a $29.7 million reduction in retained earnings.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, (“SFAS 156”). SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations prescribed by SFAS 156. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable, and SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 was effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions after the effective date of this statement. As of January 1, 2007, the Company has adopted SFAS 156 and elected to measure its servicing assets and servicing liabilities using the fair value measurement method. The Company has identified mortgage servicing rights (MSRs) relating to residential mortgage loans as a single class of servicing rights and has elected to apply fair value accounting to these MSRs. Presently, this class represents all of the Company’s material servicing rights. The adoption of SFAS 156 did not have a material impact on the consolidated earnings or financial position of the Company.

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

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks. Cash paid for interest for the years ended December 31, 2007, 2006 and 2005 was $4.5 billion, $2.9 billion and $1.9 billion, respectively. Cash paid for income taxes for the years ended December 31, 2007, 2006 and 2005 was $1.5 billion, $1.5 billion and $654.8 million, respectively.

Securities Available for Sale

The Company classifies all debt securities as securities available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. The fair value of securities is based on quoted market prices, or if quoted market prices are not available, then the fair value is estimated using the quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method. The Company evaluates its unrealized loss positions for impairment in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. See Note 5 for additional details.

Mortgage Loans Held for Sale

The Company classifies loans originated with the intent of selling in the secondary market as held for sale. Loans originated for sale are primarily sold in the secondary market as whole loans. Whole loan sales are executed with either the servicing rights being retained or released to the buyer. For sales where the loans are sold with the servicing released to the buyer, the gain or loss on the sale is equal to the difference between the proceeds received and the carrying value of the loans sold. If the loans are sold with the servicing rights retained, the gain or loss on the sale is also impacted by the fair value attributed to the servicing rights. In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage. The results of the mortgage origination operation of GreenPoint have been accounted for as discontinued operations and have been removed from the Company’s results of continuing operations for all periods presented. The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations.

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

Prior to the shutdown of GreenPoint Mortgage, the Company entered into commitments to originate or purchase loans whereby the interest rate of the loan was determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intended to sell in the secondary market were considered freestanding derivatives. These derivatives were carried at fair value with changes in fair value reported as a component of gain on sale of the loans. As of December 31, 2007, the Company has no loan commitments due to the shutdown of the mortgage origination operations of GreenPoint Mortgage. See Note 25 for additional details on mortgage banking derivatives.

As of December 31, 2007 and 2006, the balance in mortgage loans held for sale was $0.3 billion and $10.4 billion, respectively.

Consumer Loan Securitizations

The Company primarily securitizes credit card loans, auto loans and installment loans. Securitization provides the Company with a significant source of liquidity and favorable capital treatment for securitizations accounted for as off-balance sheet arrangements. See “Note 23—Off-Balance Sheet Securitizations” for additional detail.

Loan securitization involves the transfer of a pool of loan receivables to a trust or other special purpose entity. The trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of asset backed securities and distributes the proceeds to the Company as consideration for the loans transferred. The Company removes loans from the reported financial statements for securitizations that qualify as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125 (“SFAS 140”). Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized in the amount of proceeds received.

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

Gains on securitization transactions and fair value adjustments related to residual interests in securitizations are recognized in servicing and securitizations income and amounts due from the trusts are included in accounts receivable from securitizations. As of December 31, 2007 and December 31, 2006, the retained interest in securitizations held by the Company totaled $2.3 billion and $2.2 billion, respectively.

The gain on sale recorded from off-balance sheet securitizations is recorded based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs, in servicing and securitizations income. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The interest-only strip and other retained interests are accounted for as trading securities with changes in the estimated fair value recorded in servicing and securitizations income. To the extent assumptions used by management do not prevail, fair value estimates of the interest-only strip could differ significantly, resulting in either higher or lower future servicing and securitization income, as applicable.

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

All new originations of consumer and commercial loans, except for certain mortgage loans previously originated under GreenPoint, are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future or until maturity or payoff. Management believes the foreseeable future is relatively short based on the weighted average life of the consumer loans and the homogeneous nature of the receivables. In determining the amount of loans held for investment, management makes judgments about the Company’s ability to fund these loans through means other than securitization, such as investments, deposits and other borrowings. Management assesses whether loans can continue to be held for investment on a quarterly basis by considering capital levels and scheduled maturities of funding instruments used.

Consumer loan balances that are expected to be securitized in the next three months are accounted for as held for sale. The loans that have been identified as held for sale are carried at the lower of aggregate cost or fair value and an allowance for loan losses is not provided for these loans. Management believes its ability to reasonably forecast the amount of existing consumer loans that should be accounted for as held for sale is limited to three months from the balance sheet date because of the short-term nature of the assets, the revolving nature of the securitization structures and the fact that securitizations that occur beyond three months will involve a significant proportion of consumer loans that have not yet been originated. The Company continues to include these loans in loans held for investment because separate classification in the Reported Consolidated Balance Sheets and related impacts to the Reported Consolidated Statements of Income is considered immaterial to the Company’s financial statements. Cash flows associated with loans that are originated with the intent to hold for investment are classified as investing cash flow, regardless of a subsequent change of intent. Certain mortgage loans associated with the GreenPoint shut down, which were previously categorized as held for sale and marked at the lower of aggregate cost or fair value, were transferred to held for investment at December 31, 2007. Cash flows associated with these loans were included in operating cash flows. All other loans are reported at their principal amounts outstanding.

Nonperforming Assets

Nonperforming Assets include nonaccrual loans, impaired loans, certain restructured loans on which interest rates or terms of repayment have been materially revised, foreclosed and repossessed assets.

Commercial loans, consumer real estate and auto loans are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning full collectibility of both principal and interest. All other consumer loans and small business credit card loans are not placed in nonaccrual status prior to charge-off.

At the time a loan is placed on nonaccrual status, interest and fees accrued but not collected through the end of the previous quarter are systematically reversed and charged against income. Interest payments received on nonaccrual loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. A loan remains in nonaccrual status until it is current as to principal and interest and the borrower demonstrates the ability to fulfill the contractual obligation.

Upon foreclosure or repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to other assets, net of a valuation allowance for selling costs. We estimate market values primarily based on appraisals when available or quoted market prices on liquid assets.

Charge-offs and Delinquencies

Commercial and small business loans are considered past due or delinquent based on contractual terms. Principal amounts charge off when amounts are deemed uncollectible and interest is reversed and charged against income when the loans are placed on nonaccrual status.

Credit card loans charge off at 180 days past the statement cycle date and other consumer loans generally charge-off at 120 days past due or upon repossession of collateral. The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified due date on the customer’s billing statement. Bankruptcies charge off within 30 days of notification and deceased accounts charge off within 60 days of notification. Fraudulent amounts are charged to non-interest expense after a 60 day investigation period.

Net charge-offs represent principal losses net of current period principal recoveries. Principal losses exclude accrued and unpaid interest income and fees and fraud losses. Interest income and fees accrued and not collected are reversed when the loan charges off or when placed in nonaccrual status. Costs to recover previously charged-off loans are recorded as collection expenses in other non-interest expense.

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

Commercial and small business loans are considered to be impaired in accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”) when it is probable that all amounts due in accordance with the contractual terms will not be collected. Specific allowances are determined in accordance with SFAS 114. Impairment is measured based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral.

For purposes of determining impairment, consumer loans are collectively evaluated as they are considered to be comprised of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment under the provisions of SFAS 114.

As of December 31, 2007 and 2006, the balance in the allowance for loan and lease losses was $3.0 billion and $2.2 billion, respectively. See Note 6 for additional detail.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes direct costs (including external costs for purchased software, contractors, consultants and internal staff costs) for internally developed software projects that have been identified as being in the application development stage. Depreciation and amortization expenses are computed generally by the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are as follows: buildings and improvements—5-39 years; furniture and equipment—3-10 years; computers and software—3-5 years. See Note 8 for additional detail.

Goodwill and Other Intangible Assets

The Company performs annual impairment tests on goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of December 31, 2007 and 2006, goodwill of $12.8 billion and $13.6 billion, respectively, was included in the Consolidated Balance Sheet. See Note 18 for additional detail.

Other intangible assets that have finite useful lives are amortized either on a straight-line or on an accelerated basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. At December 31, 2007 and 2006, net intangible assets included in other assets of $1.1 billion and $1.3 billion, respectively, consist of core deposit intangibles, trust intangibles, lease intangibles and other intangibles.

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans for a fee is retained. MSRs are carried at fair value with changes in fair value recognized in mortgage servicing and other income. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. The Company uses assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSRs. If actual prepayment experience differs from the anticipated rates used in the Company’s model, this difference could result in a material change in MSR value.

The MSR balance was $247.6 million and $252.3 million at December 31, 2007 and 2006, respectively. See Notes 2 and 19 for additional detail.

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

The evaluation process for determining the adequacy of the representation and warranty reserve and the periodic provisioning for estimated losses is performed for each product type on a quarterly basis. Factors considered in the evaluation process include historical sales volumes, aggregate repurchase and indemnification activity and actual losses incurred. Additions to the reserve are recorded as a reduction to the gain on sale of loans. Losses incurred on loans that the Company is required to either repurchase or make payments to the investor under the indemnification provisions are charged against the reserve. The representation and warranty reserve is included in other liabilities. Quarterly changes to the representation and warranty reserve related to GreenPoint are reported as discontinued operations for all periods presented.

As of December 31, 2007 and 2006, the representation and warranty reserve balance was $93.4 million and $156.0 million, respectively.

Rewards Liability

The Company offers products, primarily credit cards, that provide reward program members with various rewards such as airline tickets, free or deeply discounted products or cash rebates, based on account activity. The Company establishes a rewards liability based upon points earned which are ultimately expected to be redeemed and the average cost per point redemption. As points are redeemed, the rewards liability is relieved. The estimated cost of reward programs is primarily reflected as a reduction to interchange income. The cost of reward programs related to securitized loans is deducted from servicing and securitizations income.

As of December 31, 2007 and 2006, the rewards liability was $1.3 billion and $1.1 billion, respectively.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the Consolidated Balance Sheet and in the operating section of the Statement of Cash Flows as increases (decreases) of other assets and other liabilities.

The Company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments under SFAS 133, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

See Note 25 for additional detail.

Revenue Recognition

The Company recognizes earned finance charges, interest income and fee income on loans according to the contractual provisions of the credit arrangements. For credit card loans, when the Company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of credit card finance charge and fee receivables using an estimate of future non-principal losses. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue. The amount of finance charge and fees suppressed were $1.1 billion, $0.9 billion and $1.0 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

Interchange income is a discount on the payment due from the card-issuing bank to the merchant bank through the interchange network. Interchange rates are set by MasterCard International Inc. (“MasterCard”) and Visa U.S.A. Inc. (“Visa”) and are based on cardholder purchase volumes. The Company recognizes interchange income as earned.

Annual membership fees and direct loan origination costs are deferred and amortized over one year on a straight-line basis. Dealer fees and premiums are deferred and amortized over the average life of the related loans using the interest method for auto loan originations. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan. Deferred fees (net of deferred costs) were $389.7 million and $372.2 million as of December 31, 2007 and 2006, respectively.

Marketing

The Company expenses marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired. The amount of marketing expense was $1.3 billion, $1.4 billion and $1.4 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

Credit Card Fraud Losses

The Company experiences fraud losses from the unauthorized use of credit cards. Transactions suspected of being fraudulent are charged to non-interest expense after a 60 day investigation period. Recoveries related to balances treated as fraud losses are also recognized in non-interest expense. See note 13 for total fraud losses.

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

Segments

The accounting policies of operating and reportable segments, as defined by the Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are the same as those described elsewhere in this footnote. Revenue for all segments is derived from external parties. Performance evaluation of and resource allocation to each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results. See Note 4 for further discussion of the Company’s operating and reportable segments.

Note 2

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint, realizing an after-tax loss for the year ended December 31, 2007 of $1.0 billion. GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results from continuing operations for 2007 and 2006.

The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking Segment in conjunction with the shutdown of the mortgage origination operation and the results of the Local Banking Segment include the mortgage servicing results for each period of 2007. The commercial and consumer mortgage held for investment portfolios were reported in the Local Banking Segment and the Other category, respectively, in the fourth quarter of 2007.

The Company retained $1.6 billion of certain GreenPoint loans and reclassified them from mortgage loans held for sale to held for investment during 2007. Continuing cash flows from the held for investment loan portfolios are included in the Company’s results of continuing operations for the fourth quarter of 2007 and classified as operating cash flows in the statement of cash flows. The Company will have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

Major components of the $1.0 billion after-tax loss associated with the shut down of GreenPoint’s origination operations include approximately $646.0 million from the non-cash write-down of goodwill associated with the acquisition of GreenPoint as part of the North Fork Bancorporation in December 2006, $238.8 million of valuation adjustments, $81.3 million in restructuring charges associated with severance benefits and facilities closure and $55.3 million in loss from operations. The vast majority of charges associated with the shutdown of GreenPoint’s mortgage origination operations were incurred in the third quarter of 2007.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Net interest income(1)	$62,402	$8,184
Non-interest income	(229,285)	(4,292)
Provision for loan and lease losses	80,151	—
Non-interest expense	989,189	23,502
Income tax benefit	(214,836)	(7,726)
Loss from discontinued operations, net of taxes	$(1,021,387)	$(11,884)
(1)	Net interest income includes funding charges of $70.0 million in 2007 based on funds transfer pricing methodology.

The Company’s wholesale mortgage banking unit had assets of approximately $91.3 million as of December 31, 2007 consisting of $35.8 million of mortgage loans held for sale and other related assets. The related liabilities consisted of obligations to fund these assets.

Note 3

Business Combinations

North Fork Bancorporation

On December 1, 2006, the Company acquired 100% of the outstanding common stock of North Fork Bancorporation (“North Fork”), a regional bank holding company headquartered in New York conducting commercial and retail banking from branch locations in New York, New Jersey, and Connecticut, with a national mortgage banking business.

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

In 2007, the Company recorded certain refinements to its initial estimates of the fair value of the assets and liabilities related to the North Fork acquisition. These adjustments included goodwill impairment of $650.0 million associated with the shutdown of GreenPoint, and other adjustments of $140.0 million resulting in a $790.0 million decrease to goodwill.

The following unaudited pro forma condensed statements of income assume that the Company and North Fork were combined at the beginning of 2006.

Year Ended December 31, 2006
Net interest income	$6,398,022
Non-interest income	7,122,589
Provision for loan and lease losses	1,513,438
Non-interest expense	7,892,706
Income taxes	1,406,669
Income from continuing operations, net of tax	2,707,798
Income from discontinued operations, net of tax	121,338
Net income	$2,829,136
Basic earnings per share:
Income from continuing operations, net of tax	$6.69
Income from discontinued operations, net of tax	0.30
Net income	$6.99
Diluted earnings per share:
Income from continuing operations, net of tax	$6.55
Income from discontinued operations, net of tax	0.30
Net income	$6.85
(1)	Pro forma adjustments include the following adjustments: accretion for loan fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for interest-bearing deposits fair value premium, accretion for subordinated notes fair value premium, addition of interest expense for borrowings used to fund the acquisition, and related amortization for intangibles acquired, net of Hibernia’s and North Fork’s historical intangible amortization expense.

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

Note 4

Segments

The segments reflect the manner in which financial information is currently evaluated. The Company strategically manages and reports the results of its business through two operating segment levels: Local Banking and National Lending. Local Banking includes consumer, small business and commercial deposits and lending conducted within its branch network. The Company diversified into banking through the acquisition of Hibernia Corporation in late 2005 and the acquisition of North Fork in fourth quarter 2006. The National Lending segment consists of the following three sub-segments:

•	U.S. Card sub-segment which consists of domestic consumer credit and certain debit card activities.

•	Auto Finance sub-segment which includes automobile and other motor vehicle financing activities.

•	Global Financial Services sub-segment consisting of international lending activities, small business lending, installment loans, home loans, healthcare financing and other diversified activities.

In the third quarter of 2007, the Company shut down mortgage origination operations of its wholesale mortgage banking unit, GreenPoint, which was acquired in December 2006 through the North Fork acquisition. The results of the mortgage origination operations are being reported as discontinued operations for 2007 and 2006, and are not included in segment results of the Company. The results of GreenPoint’s held for investment portfolio were reported as discontinued operations for the year ended December 31, 2007. The results of GreenPoint’s mortgage servicing business were reported as part of the Company’s continuing operations and included in the Local Banking segment for 2007. GreenPoint’s commercial and consumer mortgage held for investment portfolios were moved into the Local Banking Segment and Other category, respectively, in the fourth quarter of 2007.

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

The following tables present certain information regarding our continuing operations by segment:

	Year Ended December 31, 2007
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$8,854,459	$2,322,828	$(157,537)	$11,019,750	$(4,489,905)	$6,529,845
Non-interest income	5,012,099	798,268	(44,599)	5,765,768	2,288,455	8,054,223
Provision for loan and lease losses	4,691,779	32,085	114,088	4,837,952	(2,201,450)	2,636,502
Restructuring expenses	—	—	138,237	138,237	—	138,237
Other non-interest expenses	5,545,898	2,208,262	185,613	7,939,773	—	7,939,773
Income tax provision (benefit)	1,247,073	306,553	(275,789)	1,277,837	—	1,277,837
Net income (loss)	$2,381,808	$574,196	$(364,285)	$2,591,719	—	$2,591,719
Loans held for investment	$106,508,443	$43,972,795	$881,179	$151,362,417	$(49,557,390)	$101,805,027
Total deposits	$2,050,861	$73,318,570	$7,621,031	$82,990,462	$—	$82,990,462

	Year Ended December 31, 2006
Total Company	National Lending	Local Banking	Other(2)	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$7,906,186	$996,929	$29,578	$8,932,693	$(3,841,247)	$5,091,446
Non-interest income	4,524,152	446,071	(62,942)	4,907,281	2,093,743	7,001,024
Provision for loan and lease losses	3,207,849	399	15,694	3,223,942	(1,747,504)	1,476,438
Other non-interest expenses	5,631,100	1,167,873	144,718	6,943,691	—	6,943,691
Income tax provision (benefit)	1,260,518	96,155	(110,709)	1,245,964	—	1,245,964
Net income (loss)	$2,330,871	$178,573	$(83,067)	$2,426,377	—	$2,426,377
Loans held for investment	$102,359,180	$12,145,533	$31,646,555	$146,151,268	$(49,639,129)	$96,512,139
Total deposits	$2,383,902	$35,334,610	$48,052,380	$85,770,892	$—	$85,770,892

	Year Ended December 31, 2005
Total Company	National Lending	Local Banking	Other(2)	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$7,623,855	N/A	$31,599	$7,655,454	$(3,975,212)	$3,680,242
Non-interest income	4,364,164	N/A	195,234	4,559,398	1,798,707	6,358,105
Provision for loan and lease losses	3,664,399	N/A	3,178	3,667,577	(2,176,505)	1,491,072
Other non-interest expenses	5,359,758	N/A	358,515	5,718,273	—	5,718,273
Income tax provision (benefit)	1,036,415	N/A	(16,560)	1,019,855	—	1,019,855
Net income (loss)	$1,927,447	N/A	$(118,300)	$1,809,147	—	$1,809,147
Loans held for investment	$89,222,031	N/A	$16,305,460	$105,527,491	$(45,679,810)	$59,847,681

	Year Ended December 31, 2007
National Lending sub-segment detail	U.S. Card	Auto Finance	Global Financial Services	Total National Lending
Net interest income	$5,242,181	$1,510,869	$2,101,409	$8,854,459
Non-interest income	3,643,359	112,261	1,256,479	5,012,099
Provision for loan and lease losses	2,351,966	1,056,120	1,283,693	4,691,779
Non-interest expenses	3,307,576	618,568	1,619,754	5,545,898
Income tax provision	1,109,743	(17,736)	155,066	1,247,073
Net income (loss)	$2,116,255	$(33,822)	$299,375	$2,381,808
Loans held for investment	$52,078,847	$25,128,352	$29,301,244	$106,508,443

	Year Ended December 31, 2006
National Lending sub-segment detail	U.S. Card	Auto Finance	Global Financial Services	Total National Lending
Net interest income	$4,715,798	$1,372,517	$1,817,871	$7,906,186
Non-interest income	3,255,681	81,384	1,187,087	4,524,152
Provision for loan and lease losses	1,644,619	494,835	1,068,395	3,207,849
Non-interest expenses	3,521,627	599,807	1,509,666	5,631,100
Income tax provision	981,833	125,740	152,945	1,260,518
Net income	$1,823,400	$233,519	$273,952	$2,330,871
Loans held for investment	$53,623,680	$21,751,827	$26,983,673	$102,359,180

	Year Ended December 31, 2005
National Lending sub-segment detail	U.S. Card	Auto Finance	Global Financial Services	Total National Lending
Net interest income	$4,793,956	$1,149,377	$1,680,522	$7,623,855
Non-interest income	3,321,457	19,951	1,022,756	4,364,164
Provision for loan and lease losses	2,279,109	459,513	925,777	3,664,399
Non-interest expenses	3,356,600	506,480	1,496,678	5,359,758
Income tax provision	870,351	71,268	94,796	1,036,415
Net income	$1,609,353	$132,067	$186,027	$1,927,447
Loans held for investment	$49,463,522	$16,372,019	$23,386,490	$89,222,031
(1)	Income statement adjustments for the year ended December 31, 2007 reclassify the net of finance charges of $6,334.8 million, past due fees of $1,004.1 million, other interest income of $(167.3) million and interest expense of $2,681.7 million; and net charge-offs of $2,201.5 million to non-interest income from net interest income and provision for loan losses, respectively.
Income statement adjustments for the year ended December 31, 2006 reclassify the net of finance charges of $5,485.0 million, past due fees of $938.6 million, other interest income of $(239.7) million and interest expense of $2,342.7 million; and net charge-offs of $1,747.5 million to non-interest income from net interest income and provision for loan losses, respectively.
Income statement adjustments for the year ended December 31, 2005 reclassify the net of finance charges of $5,052.8 million, past due fees of $1,006.1 million, other interest income of $(196.4) million and interest expense of $1,887.3 million; and net charge-offs of $2,176.5 million to non-interest income from net interest income and provision for loan losses, respectively.
(2)	For 2006, Other category includes North Fork Bank results. For 2005, Other category includes Hibernia Bank results.

Significant Segment Adjustments

During 2007, the Company recognized a pre-tax charge of $79.8 million for liabilities in connection with the Visa antitrust lawsuit settlement with American Express. Additionally, the Company recorded a legal reserve of $59.1 million for estimated possible damages in connection with other pending Visa litigation, reflecting our share of such potential damages as a Visa member. The 2007 litigation charges were recorded in non-interest expense and held in the Other category.

During 2007, the Company completed the sale of its interest in a relationship agreement to develop and market consumer credit products in Spain and recorded a net gain related to this sale of $31.3 million consisting of a $41.6 million increase in non-interest income partially offset by a $10.3 million increase in non-interest expense. This gain was recorded in the Global Financial Services sub-segment.

During 2007, the Company sold its remaining interest in DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. The sale resulted in a $46.2 million gain, which was recorded in non-interest income and reported in the Auto Finance sub-segment.

During 2007, the Company recorded $138.2 million of restructuring charges as part of its broad-based initiative to reduce expenses and improve the Company’s competitive cost position. The 2007 restructuring charges were recorded in non-interest expense and held in the Other category.

During 2006, the Company sold a combination of previously purchased charged-off loan portfolios and the Company originated charged-off loans resulting in the recognition of $83.8 million of non-interest income recognized in the Other category.

During 2006, the Company sold a number of Treasury and Agency securities realizing a loss of $34.9 million which was reported in non-interest expense and held in the Other category.

During 2005, the Company sold previously purchased charged-off loan portfolios resulting in a gain of $34.0 million which was reported in non-interest income and held in the Other category.

During 2005, the Company recognized non-interest expense of $76.3 million for employee termination and facility consolidation charges related to continued cost reduction initiatives and other less material one-time charges. Of this amount, $41.7 million was allocated to the U.S. Card sub-segment, $24.9 million was allocated to the Global Financial Services sub-segment, $8.5 million was allocated to the Auto Finance sub-segment and the remainder was held in the Other category for the year ended December 31, 2005.

During 2005, the Company closed on the sale of its Tampa, Florida facilities. The ultimate sales price was greater than the impaired value of the held-for-sale property, and as such, the Company reversed $18.8 million of its previously recorded 2004 impairment in Occupancy expense. Of this amount, $17.4 million was allocated to the U.S. Card sub-segment, $1.3 million was allocated to the Global Financial Services sub-segment, and the remainder of the balance was held in the Other category.

During 2005, the Company recognized a $20.6 million prepayment penalty for the refinancing of the McLean Headquarters facility. Of this amount, $16.8 million was allocated to the U.S. Card sub-segment, $2.7 million was allocated to the Global Financial Services sub-segment, $0.6 million was allocated to the Auto Finance segment, and the remainder of the balance was held in the Other category.

During 2005, the Company recognized a $28.2 million impairment charge related to the write-off of the Company’s insurance brokerage business. The charge was recorded in non-interest expense and fully allocated to the Global Financial Services sub-segment.

The Gulf Coast Hurricanes’ Impacts

As a result of the Gulf Coast Hurricanes of 2005, the Company recorded a $28.5 million allowance for loan losses and recognized a $15.6 million write-down on retained interests related to its loan securitization programs in 2005. Of the additional allowance build, $10.0 million was allocated to the U.S. Card sub-segment, $2.5 million was allocated to the Global Financial Services sub-segment, and $16.0 million was allocated to the Auto Finance sub-segment. The $15.6 million write-down of retained interests was held in the Other category. The impact of the hurricanes on Hibernia was reflected in Hibernia’s results prior to the acquisition

During 2006, the Company determined that $25.7 million of allowance for loan losses previously established by Hibernia to cover expected losses in the portion of the loan portfolio impacted by the hurricanes was no longer needed. This determination was driven by improvements in credit performance of the impacted portfolios since the time those reserves were established. As a result, the Local Banking segment includes the reversal of this allowance.

Bankruptcy Legislation Impacts

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (“new bankruptcy legislation”) became effective in October 2005. As a result, the Company experienced a significant increase in bankruptcy related charge-offs during 2005 which is reflected in the provision for loan losses. The majority of the increase was allocated to the U.S. Card sub-segment.

MasterCard Stock Sale

In 2007, shareholders approved an amendment to the MasterCard Certificate of Incorporation that provides for an accelerated conversion of class B common stock into class A common stock. The MasterCard Board of Directors approved a conversion window running from August 4 to October 5, 2007, during which time owners of class B shares could have voluntarily elected to convert and sell a certain number of their shares. During the conversion period, Capital One elected to convert and sell 300,482 shares of MasterCard class B common stock. The Company recognized gains of $43.4 million on these transactions in non-interest income in the Other category.

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

Note 5

Securities Available for Sale

Securities available for sale as of December 31, 2007 and 2006 as follows:

	Expected Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Amortized Cost Totals
December 31, 2007
U.S. Treasury and other U.S. government agency obligations	$544,821	$620,435	$222,076	$—	$1,387,332	$1,369,322
Collateralized mortgage obligations	57,951	8,347,975	441,936	7,209	8,855,071	8,856,897
Mortgage backed securities	72,232	7,727,279	506,495	—	8,306,006	8,290,208
Asset backed securities	179,105	349,044	14,634	—	542,783	546,166
Other	316,274	164,844	52,843	156,434	690,395	696,724
Total	$1,170,383	$17,209,577	$1,237,984	$163,643	$19,781,587	$19,759,317
December 31, 2006
U.S. Treasury and other U.S. government agency obligations	$422,352	$1,404,961	$239,127	$991	$2,067,431	$2,091,601
Collateralized mortgage obligations	2,009	2,197,964	96,820	543,189	2,839,982	2,860,302
Mortgage backed securities	4,858	1,207,529	1,470,515	5,914,861	8,597,763	8,692,290
Asset backed securities	—	284,275	157,770	161,713	603,758	606,558
Other	573,830	204,781	154,542	409,960	1,343,113	1,293,580
Total	$1,003,049	$5,299,510	$2,118,774	$7,030,714	$15,452,047	$15,544,331

Securities available for sale included pledged securities of $9.3 billion and $9.5 billion at December 31, 2007 and 2006, respectively.

Unrealized gains (losses) on securities included gross unrealized gains of $113.9 million, $62.2 million and $52.3 million, and gross unrealized losses of $91.6 million, $154.5 million and $184.5 million, as of December 31, 2007, 2006 and 2005, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the investments in an unrealized loss position, aggregated by investment category, at December 31, 2007 and 2006.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007
U.S. Treasury and other U.S. government agency obligations	$74,509	$77	$—	$—	$74,509	$77
Collateralized mortgage obligations	47,167	414	3,848,835	43,812	3,896,002	44,226
Mortgage backed securities	68,249	855	3,036,435	37,286	3,104,684	38,141
Asset backed securities	103,106	343	178,583	3,941	281,689	4,284
Other	61,163	518	171,390	4,391	232,553	4,909
Total	$354,194	$2,207	$7,235,243	$89,430	$7,589,437	$91,637

December 31, 2006
U.S. Treasury and other U.S. government agency obligations	$604,830	$3,779	$1,461,583	$17,245	$2,066,413	$21,024
Collateralized mortgage obligations	2,105,803	16,464	4,156,371	62,290	6,262,174	78,754
Mortgage backed securities	1,124,073	6,381	3,112,745	35,895	4,236,818	42,276
Asset backed securities	183,651	591	983,371	9,803	1,167,022	10,394
Other	599,211	1,642	38,552	411	637,763	2,053
Total	$4,617,568	$28,857	$9,752,622	$125,644	$14,370,190	$154,501

The Company has determined that these investments have only temporary impairment based on a number of criteria, including the timeframe of the unrealized loss position, the nature of the investments and the Company’s intent and ability to hold the fixed income securities until a recovery of fair value, which may be maturity, occurs.

U.S. Treasury and other U.S. government agency Obligations. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

Collateralized Mortgage Obligations. The unrealized losses on the Company’s investment in collateralized mortgage obligations were primarily caused by interest rate and spread volatility. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

Mortgage-Backed Securities. The unrealized losses of the Company’s investment in federal agency mortgage-backed securities were primarily caused by interest rate and spread volatility. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

Asset-Backed Securities. The unrealized losses on the Company’s investments in asset-backed security items were primarily casued by interest rate and spread volatility. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

Other. The unrealized losses on the Company’s investments in other items were primarily a reflection of the interest rate and spread volatility. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

	Weighted Average Yields
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2007
U.S. Treasury and other U.S. government agency obligations	4.33%	3.72%	3.83%	—%
Collateralized mortgage obligations	5.12	5.24	5.36	6.77
Mortgage backed securities	5.08	5.26	5.42	—
Asset backed securities	5.07	5.59	7.14	—
Other	2.77	3.62	4.51	5.09
Total	4.25%	5.19%	5.12%	5.10%

The distribution of mortgage-backed securities, collateralized mortgage obligations, and asset backed securities is based on average expected maturities. Actual maturities could differ because issuers may have the right to call or prepay obligations.

Weighted average yields were determined based on amortized cost. Gross realized gains on sales of securities were $71.2 million, $36.8 million and $7.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gross realized losses were $1.2 million, $66.0 million and $14.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 6

Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses:

	Year Ended December 31
	2007	2006	2005
Balance at beginning of year	$2,180,000	$1,790,000	$1,505,000
Provision for loan and lease losses from continuing operations	2,636,502	1,476,438	1,491,072
Provision for loan and lease losses from discontinued operations	80,151	—	—
Acquisitions	—	225,890	224,144
Other	26,888	72,821	(12,731)
Charge-offs	(2,580,219)	(1,932,453)	(1,865,836)
Principal recoveries	619,678	547,304	448,351
Net charge-offs	(1,960,541)	(1,385,149)	(1,417,485)
Balance at end of year	$2,963,000	$2,180,000	$1,790,000

Note 7

Loans Held for Investment

The composition of the loans held for investment portfolio was as follows:

	December 31
	2007	2006
Year-End Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$13,130,866	$18,102,140
International	3,661,661	3,203,148
Total credit cards	16,792,527	21,305,288
Installment loans
Domestic	9,966,818	7,057,270
International	354,556	637,982
Total installment loans	10,321,374	7,695,252
Auto loans	25,038,294	23,180,455
Mortgage loans	12,296,575	12,586,905
Total consumer loans	64,448,770	64,767,900
Commercial loans	37,356,257	31,744,239
Total reported loans held for investment	$101,805,027	$96,512,139

Loans totaling approximately $799.9 million and $573.0 million, representing amounts which were greater than 90 days past due, were included in the Company’s reported loan portfolio as of December 31, 2007 and 2006, respectively. These delinquencies include nonaccrual consumer auto loans of $593.6 million in 2007, $336.6 million in 2006.

Loans that were considered individually impaired in accordance with SFAS No. 114 at December 31, 2007 and 2006 were $122.8 million and $57.6 million, respectively. The Company had a corresponding specific allowance for loan and lease losses of $8.4 million and $6.1 million at December 31, 2007 and 2006, respectively, relating to impaired loans of $48.8 million and $41.0 million at December 31, 2007 and 2006, respectively. The average balance of impaired loans was $74.8 million in 2007 and $65.3 million in 2006. Interest income recognized during 2007 and 2006 related to impaired loans was not material.

Note 8

Premises and Equipment

Premises and equipment were as follows:

	December 31
	2007	2006
Land	$402,422	$396,554
Buildings and improvements	1,392,666	1,265,524
Furniture and equipment	1,067,299	1,003,142
Computer software	745,061	786,626
In process	335,755	245,883
	3,943,203	3,697,729
Less: Accumulated depreciation and amortization	(1,643,600)	(1,494,449)
Total premises and equipment, net	$2,299,603	$2,203,280

Depreciation and amortization expense from continuing operations was $308.8 million, $269.6 million, and $210.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

In September 2007, the Company discontinued operations for the majority of the GreenPoint Mortgage business. As a result, the loss on discontinued operations for 2007 includes the write-off of premises and equipment of $34.6 million (includes $63.3 of write-off in premises equipment net of $28.7 million of accumulated depreciation and amortization).

As discussed in Note 3—Business Combinations, the Company completed its acquisition of North Fork Bank in December 2006. The acquisition added: $168.5 million in land, $299.4 million in buildings and improvements, $87.2 million of furniture and equipment, $24.8 million of computer software and $24.8 million of construction in process at December 31, 2006, which are reflected in the table above.

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

Note 9

Borrowings

Borrowings as of December 31, 2007 and 2006 were as follows:

	2007		2006
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Interest-bearing deposits	$71,943,913	3.67%	$74,122,822	3.72%
Senior and subordinated notes
Bank notes—fixed rate	$3,525,699	5.49%	$3,519,649	5.49%
Corporation	7,187,007	5.75%	6,205,821	5.72%
Total	$10,712,706		$9,725,470
Other borrowings
Secured borrowings	$13,067,562	4.60%	$14,532,381	5.19%
Junior subordinated debentures	1,645,656	7.39%	1,623,726	7.92%
FHLB advances	6,841,789	4.63%	2,648,363	5.32%
Federal funds purchased and resale agreements	683,186	3.19%	3,736,470	5.27%
Other short-term borrowings	4,345,490	5.88%	1,716,067	5.89%
Total	$26,583,683		$24,257,007

Interest-Bearing Deposits

As of December 31, 2007, the Company had $71.9 billion in interest-bearing deposits of which $10.0 billion represents large denomination certificates of $100 thousand or more. As of December 31, 2006, the Company had $74.1 billion in interest-bearing deposits of which $12.0 billion represents large denomination certificates of $100 thousand or more.

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives COB the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $3.2 billion outstanding at December 31, 2007 and 2006. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, COB issued senior unsecured debt through its $8.0 billion

Senior Domestic Bank Note Program, of which $168.0 million and $166.2 million was outstanding at December 31, 2007 and 2006, respectively. COB did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

Prior to 2007, the Company issued senior and subordinated notes that as of December 31, 2007 had a par amount of $9.7 billion.

In September 2007, the Company issued $1.5 billion of 6.75% senior notes due September 15, 2017.

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

Corporation Shelf Registration Statement

As of December 31, 2007, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

Other Borrowings

Secured Borrowings

COAF maintained twenty-three agreements to transfer pools of consumer loans accounted for as secured borrowings at December 31, 2007. The agreements were entered into between 2004 and 2007, relating to the transfers of pools of consumer loans totaling $31.6 billion. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred consumer loans. The secured borrowings accrue interest predominantly at fixed rates and mature between March 2008 and September 2011, or earlier depending upon the repayment of the underlying consumer loans. At December 31, 2007 and 2006, $13.1 billion and $14.5 billion, respectively, of the secured borrowings were outstanding.

Junior Subordinated Debentures

At December 31, 2007 and 2006, the Company had junior subordinated debentures outstanding with a par amount of $1.6 billion, respectively.

The Company had previously established special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated deferrable interest debentures issued by Capital One Financial Corporation. Prior to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), these trusts were consolidated subsidiaries of the Company. As a result of the adoption of FIN 46R, the Company deconsolidated all such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard.

During 2007, securities totaling $450.0 million were called or matured. In February 2007, the Company issued $500.0 million aggregate principal amount of junior subordinated debentures that are scheduled to mature on February 17, 2037. The debentures bear interest at a rate of 6.745% until February 17, 2032, at which time they become floating rate through to the scheduled maturity date.

In December 2006, in connection with the North Fork acquisition, the Company assumed $100.0 million of 8.70% junior subordinated debentures due December 15, 2026 and $200.0 million of 9.10% junior subordinated debentures due June 1, 2027. These junior subordinated debentures were called during 2007, as noted above, resulting in a $17.4 million gain. In addition, the Company assumed $100.0 million of 8.0% junior subordinated debentures due December 15, 2027 and $45.0 million of 8.17% junior subordinated debentures due May 1, 2028. These junior subordinated debentures remain outstanding at December 31, 2007.

In August 2006, the Company issued $650.0 million aggregate principal amount of 7.686% junior subordinated debentures that are scheduled to mature on August 15, 2036.

In June 2006, the Company issued $345.0 million aggregate principal amount of 7.5% junior subordinated debentures that are scheduled to mature on June 15, 2066.

FHLB Advances

During 2007, the Company utilized Federal Reserve Home Loan Bank (FHLB) advances of $6.8 billion which are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB stock totaled $424.6 million at December 31, 2007 and is included in Other assets.

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

Collateralized Revolving Credit Facilities

In March 2005, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of December 31, 2007 the Capital One Auto Loan Facility II had the capacity to issue up to $1.3 billion in secured notes. The Capital One Auto Loan Facility II has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. At December 31, 2007 and 2006, $127.7 million and $1.2 billion, respectively, were outstanding under the facility. The Capital One Auto Loan Facility II was paid down in January 2008.

In March 2002, COAF entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Facility I”). As of December 31, 2007, the Capital One Auto Facility I had the capacity to issue up to $4.1 billion in secured notes. The Capital One Auto Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. At December 31, 2007 and 2006, $4.2 billion and $461.0 million, respectively, were outstanding under the facility. The Capital One Auto Loan Facility I was paid down in January 2008.

Interest-bearing time deposits, Senior and subordinated notes and Other borrowings as of December 31, 2007, mature as follows:

	Interest- Bearing Time Deposits(1)	Senior and Subordinated Notes	Other Borrowings	Total
2008	$18,871,926	$1,808,760	$15,250,370	$35,931,056
2009	6,005,897	1,596,939	7,202,071	14,804,907
2010	1,853,310	764,854	2,343,017	4,961,181
2011	851,403	1,143,725	479,920	2,475,048
2012	859,337	657,701	2,992	1,520,030
Thereafter	662,886	4,740,727	1,305,313	6,708,926
Total	$29,104,759	$10,712,706	$26,583,683	$66,401,148
(1)	Includes only those interest bearing deposits which have a contractual maturity date.

Note 10

Stock Plans

The Company has two active stock-based compensation plans, one employee plan and one non-employee director plan. Under the plans, the Company reserves common shares for issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance share units.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for the Company’s active stock-based compensation plans as of December 31, 2007, 2006 and 2005. The ability to issue grants from other plans was terminated in 2004.

		Available For Issuance
Plan Name	Shares Reserved	2007	2006	2005
2004 Stock Incentive Plan	20,000,000	7,862,529	12,287,294	4,313,190
1999 Non-Employee Directors Stock Incentive Plan	825,000	98,121	134,600	166,500

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

The Company recognizes compensation expense on a straight line basis over the entire award’s vesting period for any awards with graded vesting. Total compensation expense recognized for share based compensation during the years 2007, 2006 and 2005 was $230.0 million, $211.1 million and $154.5 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the years 2007, 2006 and 2005 was $80.5 million, $73.9 million and $54.1 million, respectively.

Stock option expense is based on per option fair values, estimated at the grant date using a Black-Scholes option-pricing model. The fair value of options granted during 2007, 2006 and 2005 was estimated using the weighted average assumptions summarized below:

Assumptions	2007	2006	2005
Dividend yield (1)	1.53%	.13%	.14%
Volatility factors of stock’s expected market price	27%	29%	46%
Average risk-free interest rate	4.05%	4.68%	4.26%
Expected option lives (in years)	4.5	4.5	5.3
(1)	In 2007, the Company announced an expected dividend of approximately 25% of net income for 2008. Previously, the Company paid dividends at the rate of $0.11 per share.

A summary of option activity under the plans as of December 31, 2007, and changes during the year then ended is presented below:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000,000)
Outstanding January 1, 2007	28,112	$55.77
Granted	3,580	64.73
Exercised	(5,207)	43.03
Cancelled	(981)	75.97
Outstanding December 31, 2007	25,504	$58.90	4.8 years	$41.1
Exercisable December 31, 2007	16,897	$53.65	3.7 years	$41.1

At December 31, 2007, the number, weighted average exercise price, aggregate intrinsic value and weighted average remaining contractual terms of options vested and expected to vest approximate amounts for options outstanding. The weighted-average fair value of options granted during the years 2007, 2006 and 2005 was $16.31, $26.94 and $37.07, respectively. Cash proceeds from the exercise of stock options were $224.1 million for 2007. Tax benefits realized from the exercise of stock options were $61.0 million for 2007. The total intrinsic value of options exercised during the years 2007, 2006 and 2005 was $174.4 million, $143.1 million, and $502.0 million, respectively.

A summary of 2007 activity for restricted stock awards and units is presented below:

	Shares (000)	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2007	2,346	$77.48
Granted	2,030	$64.63
Vested	(1,141)	$79.40
Cancelled	(289)	$79.74
Unvested December 31, 2007	2,946	$68.44

The weighted-average grant date fair value of restricted stock granted for the years 2007, 2006 and 2005 was $64.63, $82.54 and $78.68, respectively. The total fair value of restricted stock vesting during the years 2007, 2006 and 2005 was $79.6 million, $100.9 million and $205.4 million, respectively. At December 31, 2007 there was unrecognized compensation cost for unvested restricted awards of $125.0 million. That cost is expected to be recognized over the next 3 years.

Cash equity units vesting during the years end ended December 31, 2007 and 2006 resulted in cash payments to associates of $30.1 million and $18.7 million, respectively. These cash payments reflect the number of units vesting priced at the Company’s stock price as of the vest date. At December 31, 2007 there was unrecognized compensation cost for unvested cash equity units of $39.2 million, based on the average quarterly stock price. That cost is expected to be recognized over the next 3 years.

2008 CEO Grant

In December 2007, the Company’s Board of Directors approved a compensation package for the Company’s CEO. This package included 1,661,780 stock options which will vest upon the third anniversary date of the grant or upon departure from employment with Capital One for reasons other than retirement. Upon retirement, these options will continue to vest in accordance with the original vesting schedule. Compensation expense of $17.0 million for these options was recorded in 2007 in accordance with the retirement eligibility provisions of SFAS 123R.

2007 CEO Grant

In December 2006, the Company’s Board of Directors approved a compensation package for the Company’s Chief Executive Officer (CEO). This package included 595,000 stock options which will vest upon the fifth anniversary date of the grant or upon departure from employment with Capital One for reasons other than retirement. Upon retirement, these options will continue to vest in accordance with the original vesting schedule. Compensation expense of $18.0 million for these options was recorded in 2006 in accordance with the retirement eligibility provisions of SFAS 123R.

2006 CEO Grant

In December 2005, the Company’s Board of Directors approved a compensation package for the Company’s CEO. This package included 573,000 stock options which will vest upon the fifth anniversary date of the grant or upon departure from employment with Capital One for reasons other than retirement. Upon retirement, these options will continue to vest in accordance with the original vesting schedule. Compensation expense was recorded in accordance with SFAS 123.

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

Associate Stock Purchase Plan

The Company maintains an Associate Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is a compensatory plan under SFAS 123; accordingly the Company recognized $5.2 million, $4.8 million and $5.4 million in compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively.

Under the Purchase Plan, associates of the Company are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of unissued common or treasury stock of the Company at 85% of the current market price. Shares may also be acquired on the market. An aggregate of 3.0 million common shares has been authorized for issuance under the 2002 Associate Stock Purchase Plan, of which 0.4 million shares were available for issuance as of December 31, 2007.

Dividend Reinvestment and Stock Purchase Plan

In 1997, the Company implemented its dividend reinvestment and stock purchase plan (“1997 DRP”), which allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments. The Company has 3.6 million shares available for issuance under the 1997 DRP at December 31, 2007. The Company also instituted an additional dividend reinvestment plan in 2002 (“2002 DRP”) with an additional 7.5 million shares reserved, all of which were available for issuance at December 31, 2007.

Note 11

Employee Stock Ownership Plan

The Company has an internally leveraged employee stock ownership plan (“ESOP”) in which substantially all former employees of Hibernia participate. In accordance with the merger agreement with Hibernia, assets of the ESOP trust were allocated solely for the benefit of participants who were employees of Hibernia and its subsidiaries immediately prior to the merger date. The ESOP trust owned 1,012,658 and 1,137,331 shares of COF Common Stock at December 31, 2007 and December 31, 2006, respectively. The Company makes annual contributions to the ESOP in an amount determined by the Company’s Board of Directors (or a committee authorized by the Board of Directors), but at least equal to the ESOP’s minimum debt service less dividends received by the ESOP. Dividends received by the ESOP in 2007 were used to pay debt service, and it is anticipated this practice will continue in the future.

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

Compensation expense of $6.2 million and $5.4 million relating to the ESOP was recorded by the Company for the years ended December 31, 2007 and December 31, 2006, respectively. The ESOP held 842,751 and 876,907 allocated shares and 169,907 and 260,424 suspense shares at December 31, 2007 and December 31, 2006, respectively. The fair value of the suspense shares was $8.0 million and $20.0 million at December 31, 2007 and December 31, 2006, respectively.

Note 12

Retirement Plans

Defined Contribution Plans

The Company sponsors a contributory Associate Savings Plan in which substantially all full-time and certain part-time associates are eligible to participate. The Company makes contributions to each eligible associate’s account, matches a portion of associate contributions and makes discretionary contributions based upon the Company meeting a certain earnings per share target. The Company’s contributions to this plan amounted to $73.6 million, $70.9 million and $67.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company sponsors other defined contribution plans that were assumed through recent acquisitions. Contributions of cash and shares of the Company’s common stock to these plans amounted to $35.6 million, $12.6 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans and other postretirement benefit plans. Pension plans include a legacy frozen cash balance plan and plans assumed in the North Fork acquisition, including two qualified defined benefit pension plans and several non-qualified defined benefit pension plans. The Company’s legacy pension plan and the two qualified pension plans from the North Fork acquisition were merged into a single plan effective December 31, 2007. Other postretirement benefit plans include a legacy plan and plans assumed in the Hibernia and North Fork acquisitions, all of which provide medical and life insurance benefits.

The Company’s pension plans and the other postretirement benefit plan assumed in the North Fork acquisition were valued using a December 31 measurement date. The Company’s other plans were valued using an October 1 measurement date.

The Company’s policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.

Full disclosure of certain prior period information is omitted due to immateriality. Net periodic postretirement benefit expense was $8.5 million and $6.7 million for 2005 and 2004, respectively. The liability recognized on the consolidated balance sheet for the legacy other postretirement benefit plan at December 31, 2005 was $42.0 million.

The following table sets forth, on an aggregated basis, changes in the benefit obligations and plan assets, how the funded status is recognized in the balance sheet, and the components of net periodic benefit cost.

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$220,741	$7,597	$84,210	$47,989
Service cost	15,014	1,087	8,823	6,942
Interest cost	12,034	1,347	4,678	2,708
Plan participant contributions	—	—	532	—
Benefits paid	(20,028)	(3,450)	(4,218)	(1,430)
Benefit obligation assumed through acquisition	—	214,478	—	33,248
Net actuarial gain	(16,285)	(318)	(10,714)	(5,247)
Amendments	363	—	(22,074)	—
Curtailments	(8,808)	—	(1,454)	—
Special termination benefits	4,895	—	—	—
Benefit obligation at end of year	$207,926	$220,741	$59,783	$84,210

Change in plan assets:
Fair value of plan assets at beginning of year	$303,726	$5,528	$7,682	$—
Actual return on plan assets	23,757	2,344	674	46
Employer contributions	880	129	3,686	149
Plan participant contributions	—	—	532	—
Plan assets acquired through acquisition	—	299,175	—	7,636
Benefits paid	(20,028)	(3,450)	(4,218)	(149)
Fair value of plan assets at end of year	$308,335	$303,726	$8,356	$7,682
Funded status at end of year	$100,409	$82,985	$(51,427)	$(76,528)

Balance Sheet Presentation:
Other assets	$111,013	$96,191	$—	$—
Other liabilities	(10,604)	(13,206)	(51,427)	(76,528)
Net amount recognized at end of year	$100,409	$82,985	$(51,427)	$(76,528)
Accumulated benefit obligation at end of year	$207,926	$213,061	n/a	n/a

Components of net periodic benefit cost:
Service cost	$15,014	$1,087	$8,373	$6,942
Interest cost	12,034	1,347	4,678	2,708
Expected return on plan assets	(21,688)	(2,223)	(574)	(46)
Amortization of transition obligation, prior service credit, and net actuarial loss	188	175	(4,308)	(3,711)
Curtailment gain	(8,483)	—	(1,454)	—
Special termination benefits	4,895	—	—	—
Net periodic benefit cost	$1,960	$386	$6,715	$5,893

Changes recognized in other comprehensive income, pretax:
Transition obligation	$—		$276
Prior service (cost) credit	(363)		21,798
Net actuarial gain	18,354		10,814
Reclassification adjustments for amounts recognized in net periodic benefit cost	511		(4,308)
Total recognized in other comprehensive income	$18,502		$28,580

During 2007, the Company recognized curtailments attributable to the freezing of one of the qualified plans assumed in the North Fork acquisition and special termination benefits attributable to the freezing of one of the qualified plans assumed in the North Fork acquisition and to the termination of employees in the closure of GreenPoint’s mortgage origination operations. The $22.1 million reduction in other postretirement benefit obligation from plan amendments in 2007 relates to the Company’s decision to begin phasing out its contributions toward retiree health care costs so that employees becoming retirement eligible in 2013 and later years will receive no employer contributions.

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Transition obligation	$—	$—	$—	$(331)
Prior service credit	—	—	31,940	14,712
Net actuarial gain (loss)	15,574	(2,928)	4,858	(6,163)
Cumulative other comprehensive income	$15,574	$(2,928)	$36,798	$8,218

Pretax amounts in cumulative other comprehensive income that are expected to be recognized as decreases (increases) of net periodic benefit cost for the year ending December 31, 2008 consist of:

	Pension Benefits	Postretirement Benefits
Prior service credit	$—	$9,628
Net actuarial gain (loss)	(125)	114
Total	$(125)	$9,742

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

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Benefit obligation	$10,604	$17,704	$59,783	$84,210
Fair value of plan assets	$—	$4,498	$8,356	$7,682

The following table presents weighted-average assumptions used in the accounting for the plans.

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Assumptions for benefit obligations at measurement date:
Discount rate	6.2%	5.6%	6.3%	5.7%
Rate of compensation increase	n/a	4.0%	n/a	n/a

Assumptions for periodic benefit cost for the year ended:
Discount rate	5.6%	5.5%	5.7%	5.5%
Expected rate of return on plan assets	7.5%	7.5%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	n/a	n/a

Assumptions for year-end valuations:
Health care cost trend rate assumed for next year	n/a	n/a	9.3%	9.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year the rate reaches the ultimate trend rate	n/a	n/a	2017	2016

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	2007		2006
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$5,684	$(4,817)	$9,393	$(7,768)
Effect on total service and interest cost components	$1,780	$(1,459)	$2,014	$(1,595)

Plan Assets

The qualified defined benefit pension plan asset allocations as of the annual measurement dates are as follows:

	2007	2006
Equity securities	70%	60%
Debt securities	30%	38%
Other	—	2%
Total	100%	100%

The investment guidelines provide the following asset allocation targets and ranges: domestic equity target of 50% and allowable range of 45% to 55%, international equity target of 20% and allowable range of 15% to 25%, and domestic debt securities target of 30% and allowable range of 25% to 40%.

Expected future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
2008	$30,121	$3,239
2009	15,947	3,634
2010	15,101	4,009
2011	15,097	4,390
2012	16,141	4,588
2013 - 2017	70,883	26,364

In 2008, $0.9 million in contributions are expected to be made to the pension plans, and $3.2 million in contributions are expected to be made to the other postretirement benefit plans.

Note 13

Other Non-Interest Expense

	Year Ended December 31
	2007	2006	2005
Professional services	$772,022	$681,535	$490,617
Collections	560,075	525,680	537,772
Fraud losses	123,028	103,010	53,744
Bankcard association assessments	181,076	166,512	136,318
Core deposit intangible amortization	212,107	84,078	—
Other	538,527	325,820	281,330
Total	$2,386,835	$1,886,635	$1,499,781

Note 14

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, recognizing the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31
	2007	2006	2005
Current income tax provision:
Federal taxes	$1,613,909	$1,188,283	$899,646
State taxes	82,468	67,068	30,180
International taxes	53,721	61,661	(19,558)
Total current provision (benefit)	$1,750,098	$1,317,012	$910,268
Deferred income tax provision:
Federal taxes	$(462,193)	$3,678	$45,021
State taxes	(12,318)	(25,395)	11,312
International taxes	2,250	(49,331)	53,254
Total deferred benefit	$(472,261)	$(71,048)	$109,587
Total income tax provision	$1,277,837	$1,245,964	$1,019,855

Income tax benefits of $121.9 million and $22.0 million in 2007 and 2006, respectively, were allocated directly to reduce goodwill from acquisitions. Income tax benefit reported in shareholders’ equity was as follows:

	Year Ended December 31
	2007	2006	2005
Foreign currency translation gains (losses)	$2,679	$(18,033)	$(18,004)
Net unrealized securities gains (losses)	25,780	16,635	(31,706)
Net unrealized derivative (losses) gains	(63,804)	(6,750)	21,373
Adoption of FAS 156	6,378	—	—
Employee stock plans	(53,041)	(77,090)	(168,426)
Employee retirement plans	17,675	1,851
Total current provision (benefit)	$(64,333)	$(83,387)	$(196,763)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense was:

	Year Ended December 31
	2007	2006	2005
Income tax at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
Resolution of federal income tax issues and audits	(.31)	(1.94)	—
Recognition of foreign tax credits	(1.78)	—	—
Other, including state taxes, net	.11	0.87	1.05
Income taxes	33.02%	33.93%	36.05%

During 2007 and 2006, the Company’s income tax expense was reduced by $12.0 million and $70.7 million, respectively, due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service (“IRS”). This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

	December 31
	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,034,253	$721,241
Unearned income	158,926	113,261
Net unrealized losses on securities and derivative instruments	68,340	67,009
Employee stock plans	160,668	122,029
Rewards & sweepstakes programs	439,254	165,791
Valuation difference of acquired loans	149,247	175,291
Retained liability—Manufactured Housing	50,814	30,461
Employee benefits	35,864	56,720
Foreign tax credit carryforward	103,902	12,103
Other	290,437	250,315
Subtotal	2,491,705	1,714,221
Valuation allowance	(21,301)	(14,621)
Total deferred tax assets	2,470,404	1,699,600
Deferred tax liabilities:
Securitizations	72,539	75,540
Deferred revenue	534,143	663,821
Property & equipment	49,665	72,777
Prepaid expenses	7,542	55,078
Leasing activities	18,632	16,595
Core deposit and other intangibles	423,230	543,000
Servicing assets	89,258	91,429
Other foreign deferred taxes	10,844	14,441
Other	123,200	159,914
Total deferred tax liabilities	1,329,053	1,692,595
Net deferred tax assets (liabilities)	$1,141,351	$7,005
(1)	Prior period amounts have been reclassified to conform with current period presentation.

Included in Other deferred tax assets at December 31, 2007, the Company has a $3.7 million net operating loss carryforward for U.S. federal income taxes purposes with a tax value of $1.2 million that expires in 2020. The Company has net operating loss carryforwards for state purposes with a tax value of $22.5 million that expire from 2008 to 2027. The Company has foreign tax credit carryforwards of $103.9 million that expire in 2014 through 2017.

During 2007, the valuation allowance for certain tax credit carryforwards decreased by $7.9 million as a result of a determination that the Company would have sufficient foreign tax credit limitation in future years. The state valuation allowance was increased by $14.5 million, primarily related to state net operating loss carryforwards acquired through the purchase of North Fork Bancorporation, Inc. for which subsequently recognized tax benefits will reduce goodwill.

The deferred tax liability for deferred revenue represents late fees, interchange, cash advance fees and overlimit fees. These items are generally treated as original issue discount (“OID”) for tax purposes and recognized over the life of the related credit card receivables. These items are recognized in the income statement as income in the year earned. For income statement purposes, late fees are reported as interest income, and interchange, cash advance fees and overlimit fees are reported as non- interest income.

	December 31
	2007	2006
Deferred revenue:
OID—late fees	$845,215	$877,759
OID—all other	653,486	986,681
Gross deferred tax liability	$1,498,701	$1,864,440
Net federal deferred tax liability	$534,143	$663,821
(1)	Prior period amounts have been reclassified to conform with current period presentation.

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

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of adoption, the Company recorded a $29.7 million reduction in retained earnings. The reduction in retained earnings upon adoption is the net impact of a $46.5 million increase in the liability for unrecognized tax benefits and a $16.8 million increase in deferred tax assets. In addition, the Company reclassified $471.1 million of unrecognized tax benefits from deferred tax liabilities to current taxes payable to conform to the deferred tax measurement and balance sheet presentation requirements of FIN 48.

The balance of unrecognized tax benefits at January 1, 2007 was $663.8 million. Included in the balance at January 1, 2007, are $83.5 million of tax positions which, if recognized, would affect the effective tax rate and $58.0 million of tax positions which, if recognized, would result in a reduction in goodwill. Also included in the balance is $466.4 million of tax positions related to items of income and expense for which the ultimate taxability or deductibility is highly certain, but for which there is uncertainty about the timing of recognition. Because of the impact of deferred tax accounting, other than interest and penalties, the acceleration of taxability or deferral of deductibility of these items would not affect the annual effective tax rate but may accelerate the payment of taxes to an earlier period.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense, consistent with its policy prior to adoption of FIN 48. During 2007, $34.3 million of net interest was included in income tax expense. The accrued balance of interest and penalties related to unrecognized tax benefits is presented in the table below.

A reconciliation of the change in unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance at January 1, 2007	$663,779	$119,232	$783,011
Additions for tax positions related to the current year	29,349	—	29,349
Additions for tax positions related to prior years	4,054	60,484	64,538
Reductions for tax positions related to prior years due to IRS and other settlements	(158,649)	(39,891)	(198,540)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	12,049	412	12,461
Reductions resulting from lapsing statutes of limitation	(10,080)	—	(10,080)
Balance at December 31, 2007	$540,502	$140,237	$680,739
Portion of balance at December 31, 2007 that, if recognized, would impact the effective income tax rate	$92,610	$86,193	$178,803

The Company is subject to examination by the IRS and other tax authorities in certain countries and states in which the Company has significant business operations. The tax years subject to examination vary by jurisdiction. The IRS is currently examining the Company’s federal income tax returns for the years 2005 and 2006 as well as the tax returns of certain acquired subsidiaries for the years 2004 and 2005. During 2007, the IRS concluded its examination of the Company’s federal income tax returns for the years 2003 and 2004, and its examinations of the final separate federal income tax returns for certain acquired subsidiaries. During 2007, the Company made cash payments to the IRS related to these concluded examinations which resulted in a reduction of approximately $148.4 million to the balance of net unrecognized tax benefits.

Tax issues for years 1995-1999 are pending in the U.S. Tax Court and the conclusion of those matters could impact tax years after 1999. At issue are proposed adjustments by the IRS with respect to the timing of recognition of items of income and expense derived from the Company’s credit card business in various tax years. The ultimate resolution of these issues is not expected to have a material effect on the Company’s operations or financial condition. It is reasonably possible that a settlement related to these timing issues, as well as a settlement of the audits of certain acquired subsidiaries, may be made within twelve months of the reporting date. At this time, an estimate of the potential change to the amount of unrecognized tax benefits resulting from such a settlement cannot be made.

As of December 31, 2007, U.S. income taxes and foreign withholding taxes have not been provided on approximately $358.1 million of unremitted earnings of subsidiaries operating outside the U.S., in accordance with APB Opinion No. 23, Accounting for Income Taxes—Special Areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, the Company could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2007, U.S. income taxes have not provided for approximately $276.0 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork Bancorporation, Inc., are subject to recapture in the unlikely event that CONA, as successor to North Fork Bank, makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

Note 15

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(Shares in Thousands)	2007	2006	2005
Numerator:
Income from continuing operations, net of tax	$2,591,719	$2,426,377	$1,809,147
Loss from discontinued operations, net of tax	(1,021,387)	(11,884)	—
Net income	$1,570,332	$2,414,493	$1,809,147
Denominator:
Denominator for basic earnings per share-Weighted-average shares	390,287	309,584	259,159
Effect of dilutive securities:
Stock options	4,327	6,171	7,367
Contingently issuable shares	192	—	—
Restricted stock and units	739	1,268	2,382
Dilutive potential common shares	5,258	7,439	9,749
Denominator for diluted earnings per share-Adjusted weighted-average shares	395,545	317,023	268,908
Basic earnings per share
Income from continuing operations	$6.64	$7.84	$6.98
Loss from discontinued operations	(2.62)	(0.04)	—
Net income	$4.02	$7.80	$6.98
Diluted earnings per share
Income from continuing operations	$6.55	$7.65	$6.73
Loss from discontinued operations	(2.58)	(0.03)	—
Net income	$3.97	$7.62	$6.73

Securities of approximately 7,429,151, 4,538,000 and 1,862,000 during 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 16

Share Repurchase Program

On January 25, 2007 the Company announced a $3.0 billion share repurchase program. On March 12, 2007, the Company entered into a $1.5 billion accelerated share repurchase (“ASR”) agreement with Credit Suisse, New York Branch (“CSNY”). Under the ASR agreement, the Company purchased $1.5 billion of its $.01 par value common stock at an initial price of $73.57 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 2, 2007, the effective date of the agreement. The ASR program was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted EPS on the effective date of the agreement. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of $0 at the effective date.

An ASR combines the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of an open stock repurchase program. The ASR agreement provided that the Company or CSNY would be obligated to make certain additional payments upon final settlement of the ASR agreement. Most significantly, the Company would receive from, or be required to pay, CSNY a purchase price adjustment based on the daily volume weighted average market price of the Company’s common stock over a period beginning after the effective date of the agreement through on or around August 22, 2007. These additional payments were to be satisfied in shares of the Company’s common stock. On August 27, 2007, the ASR program terminated with the delivery of 343,512 shares back to CSNY for a net share retirement of 20,045,233 shares.

The arrangements were intended to comply with Rules 10b5-1(c)(1)(i) and 10b-18 of the Securities Exchange Act of 1934, as amended.

In addition to the $1.5 billion ASR, the Company repurchased $1.5 billion of shares in open market repurchases during the year ended December 31, 2007. The impact of the share repurchases, including the ASR, on basic and diluted EPS for the year ended December 31, 2007 was $0.21 and $0.20, respectively. The impact on basic and diluted EPS from continuing operations for the year ended December 31, 2007 was $0.34 and $0.33, respectively.

Additional share repurchase information is included in Part 2, Item 7. Section V, Management Summary, 2007 Significant Events and Part 2, Item 5. “Market for Company’s Common Equity and Related Stockholder Matters.”

Note 17

Cumulative Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax of $68.3 million, $67.0 million and $22.2 million as of December 31, 2007, 2006 and 2005, respectively:

As of December 31	2007	2006	2005
Unrealized gains (losses) on securities	$9,279	$(47,134)	$(71,253)
Net unrecognized elements of defined benefit plans	32,846	3,439	—
Foreign currency translation adjustments	375,258	291,759	45,693
Unrealized (losses) gains on cash flow hedging instruments	(102,135)	18,116	31,689
Total cumulative other comprehensive income	$315,248	$266,180	$6,129

During 2007, 2006 and 2005, the Company reclassified $34.7 million, $10.1 million and $32.2 million, respectively of net gains, after tax, on derivative instruments from cumulative other comprehensive income into earnings.

During 2007, 2006 and 2005, the Company reclassified $28.3 million, $(81.9) million and $(3.0) million, respectively of net gains (losses) on sales of securities, after tax, from cumulative other comprehensive income into earnings.

Note 18

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Discontinued Operations	Total
Balance at December 31, 2005	$718,065	$—	$3,188,334	$—	$3,906,399
Transfers	1,545,993	1,642,341	(3,188,334)	—	—
Additions	—	—	9,732,627	—	9,732,627
Adjustments	3,795	(18,413)	—	—	(14,618)
Foreign currency translation	11,027	—	—	—	11,027
Balance at December 31, 2006	$2,278,880	$1,623,928	$9,732,627	$—	$13,635,435
Transfers	3,954,025	5,128,602	(9,732,627)	650,000	—
Adjustments	—	(148,339)	—	—	(148,339)
Disposals	—	(9,151)	—	(650,000)	(659,151)
Foreign currency translation	2,795	—	—	—	2,795
Balance at December 31, 2007	$6,235,700	$6,595,040	$—	$—	$12,830,740

Total Company	U.S. Card	Auto Finance	Global Financial Services	National Lending Total
Balance at December 31, 2005	$—	$328,192	$389,873	$718,065
Transfers	762,284	431,661	352,048	1,545,993
Adjustments	—	3,795	—	3,795
Foreign currency translation	—	—	11,027	11,027
Balance at December 31, 2006	$762 284	$763,648	$752,948	$2,278,880
Transfers	2,242,896	666,740	1,044,389	3,954,025
Foreign currency translation	—	—	2,795	2,795
Balance at December 31, 2007	$3,005,180	$1,430,388	$1,800,132	$6,235,700

As of December 1, 2006, the Company acquired North Fork Bancorporation, Inc., a commercial and retail bank in New York, which created $9.7 billion of goodwill. The goodwill associated with the acquisition of North Fork was held in the Other category at December 31, 2006. The North Fork acquisition goodwill was allocated across the reportable segments during 2007. Goodwill associated with the 2005 acquisition of Hibernia Corporation was allocated across the reportble segments during 2006.

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In the third quarter of 2007, the Company shut down mortgage origination operations at its wholesale mortgage banking unit, GreenPoint. As a result of the closure of the mortgage originations business, a goodwill impairment loss of $650.0 million ($646.0 million after tax) was recognized as part of discontinued operations.

For the years ended December 31, 2007 and 2006, no additional impairment on goodwill was required to be recognized.

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

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$1,320,000	$(305,606)	$1,014,394	10.1 years
Lease intangibles(1)	44,862	(9,725)	35,137	7.5 years
Trust intangibles	10,500	(2,330)	8,170	16.0 years
Other intangibles	7,949	(2,836)	5,113	10.6 years
Total	$1,383,311	$(320,497)	$1,062,814

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$1,306,806	$(80,364)	$1,226,442	11.1 years
Lease intangibles	15,911	(1,647)	14,264	9.0 years
Trust intangibles	10,500	(1,270)	9,230	17.0 years
Other intangibles	11,474	(2,154)	9,320	9.3 years
Total	$1,344,691	$(85,435)	$1,259,256
(1)	Above market lease intangibles of $30.6 million were reclassed to other liabilities in 2007.

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $221.4 million for the year ended December 31, 2007. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 10.1 years. Estimated future amortization is as follows: 2008—$200.6 million, 2009—$178.2 million, 2010—$156.5 million, 2011—$135.5 million, 2012—$114.5 million.

Note 19

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee, and are carried at fair value; changes in fair value are recognized in mortgage servicing and other. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights during 2007 and 2006:

Mortgage Servicing Rights:	2007	2006
Balance, Beginning of period	$252,295	$—
Cumulative effect adjustment for the adoption of FAS 156	15,187	—
Acquired in Acquisition	—	252,353
Originations	65,948	8,756
Sales	(3,340)	(170)
Amortization	—	(8,644)
Change in fair value, net	(82,501)	—
Balance at December 31, 2007	247,589	$252,295
Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.85%	0.92%
Weighted Average Service Fee	0.28	0.28

Fair value adjustments to the MSR for the year ended December 31, 2007 included a $56.9 million decrease due to run-off and a $25.3 million decrease due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the servicing assets at December 31, 2007 were as follows:

	December 31, 2007	December 31, 2006
Weighted average prepayment rate (includes default rate)	27.62%	28.89%
Weighted average life (in years)	3.4	3.4
Discount rate	10.44%	10.50%

At December 31, 2007, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $13.6 million and $25.7 million, respectively.

As of December 31, 2007, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $42.0 billion, of which $29.4 billion was serviced for investors other than the Company.

As of December 31, 2006, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $56.1 billion, of which $33.1 billion was serviced for investors other than the Company.

Note 20

Regulatory Matters

The Company and COB are subject to capital adequacy guidance adopted by the Federal Reserve Board (the “Federal Reserve”), and CONA and Superior are subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”, and with the Federal Reserve, collectively, the “regulators”). The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Corporation to similar minimum capital requirements. Failure to meet minimum capital requirements can result in possible additional, mandatory discretionary actions by a federal banking agency that, if undertaken, could have a material adverse effect on the Corporation’s consolidated financial statements.

The Corporation plans to convert COB to a national association in the first quarter of 2008. The new name of COB will be Capital One Bank (USA), National Association. As a national association, COB will be regulated primarily by the OCC and its deposits will continue to be insured by the Deposit Insurance Fund of the FDIC up to applicable limits. Upon conversion of COB to a national association, COB will implement the OCC’s minimum payment requirements over the course of this year, which will require COB to utilize a new formula to calculate minimum payment amounts for its credit card customer base. The new formula will increase minimum payment amounts under some circumstances, which could result in an increase in delinquencies and defaults, as well as an increase in the allowance for loan losses, for COB’s credit card portfolio. In addition, the new requirements may adversely impact fee revenue. The Company is still evaluating the impact of the OCC minimum payment requirements.

As of December 31, 2007, COB, CONA, and Superior (collectively, the “Banks”) each exceeded the minimum regulatory requirements to which it was subject. The Banks all were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of December 31, 2007, the Corporation was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or any of the Banks.

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
December 31, 2007
Capital One Financial Corp.(1)
Tier 1 Capital	10.13%	9.49%	4.00%	N/A
Total Capital	13.05	12.29	8.00	N/A
Tier 1 Leverage	9.00	9.00	4.00	N/A
Capital One Bank
Tier 1 Capital	13.48%	10.45%	4.00%	6.00%
Total Capital	16.57	13.06	8.00	10.00
Tier 1 Leverage	12.81	12.81	4.00	5.00
Capital One, N.A.
Tier 1 Capital	10.75%	N/A	4.00%	6.00%
Total Capital	12.11	N/A	8.00	10.00
Tier 1 Leverage	8.37	N/A	4.00	5.00
Superior Bank
Tier 1 Capital	15.07%	N/A	4.00%	6.00%
Total Capital	16.33	N/A	8.00	10.00
Tier 1 Leverage	6.71	N/A	4.00	5.00
December 31, 2006
Capital One Financial Corp.(1)
Tier 1 Capital	10.22%	9.36%	4.00%	N/A
Total Capital	13.27	12.26	8.00	N/A
Tier 1 Leverage	12.35	12.35	4.00	N/A
Capital One Bank
Tier 1 Capital	12.30%	9.38%	4.00%	6.00%
Total Capital	15.94	12.39	8.00	10.00
Tier 1 Leverage	11.56	11.56	4.00	5.00
Capital One, F.S.B.(2)
Tier 1 Capital	13.01%	10.66%	4.00%	6.00%
Total Capital	14.29	11.93	8.00	10.00
Tier 1 Leverage	13.28	13.28	4.00	5.00
Capital One, N.A.
Tier 1 Capital	11.05%	N/A	4.00%	6.00%
Total Capital	12.04	N/A	8.00	10.00
Tier 1 Leverage	7.61	N/A	4.00	5.00
North Fork Bank(2)
Tier 1 Capital	11.21%	N/A	4.00%	6.00%
Total Capital	12.11	N/A	8.00	10.00
Tier 1 Leverage	8.09	N/A	4.00	5.00
Superior Bank
Tier 1 Capital	12.28%	N/A	4.00%	6.00%
Total Capital	12.60	N/A	8.00	10.00
Tier 1 Leverage	6.16	N/A	4.00	5.00
(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.
(2)	During 2007, Capital One F.S.B and North Fork Bank merged with and into CONA.

COB treats a portion of its loans as “subprime” under the “Expanded Guidance for Subprime Lending Programs” (the “Subprime Guidance”) issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed its capital and allowance for loan and lease losses accordingly. Under the Subprime Guidance, COB exceeds the minimum capital adequacy guidelines as of December 31, 2007.

For purposes of the Subprime Guidance, the Corporation has treated as subprime all loans in COB’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. COB holds on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at COB.

Additionally, regulatory restrictions exist that limit the ability of COB, CONA, and Superior to transfer funds to the Corporation. As of December 31, 2007, retained earnings of COB, CONA, and Superior of $539.9 million, zero million, and $5.0 million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

CONA is required to maintain cash on hand or non-interest bearing balances with the Federal Reserve to meet reserve requirements. CONA’s non-interest bearing balance with the Federal Reserve was $25.8 million as of December 31, 2007.

Note 21

Commitments, Contingencies and Guarantees

Letters of Credit

The Company issues letters of credit (financial standby, performance standby and commercial) to meet the financing needs of its customers. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s allowance for loan and lease losses.

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.2 billion at December 31, 2007. As of December 31, 2007, financial guarantees had expiration dates ranging from 2008 to 2015. The fair value of the standby letters of credit outstanding at December 31, 2007 that have been issued since January 1, 2003, was $2.9 million and was included in other liabilities.

Loan and Line of Credit Commitments

As of December 31, 2007, the Company had $198.0 billion of unused credit card lines. While this amount represented the total unused available credit card lines, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time. The Company generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

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

Therefore, the total commitment amount does not necessarily represent future requirements. The Company maintains a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities, in other liabilities. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $10.4 billion as of December 31, 2007.

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2035, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses from continuing operations amounted to approximately $136.1 million, $58.7 million and $68.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum rental commitments as of December 31, 2007, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2008	$145,153
2009	133,723
2010	117,005
2011	106,062
2012	95,666
Thereafter	567,743
Total	$1,165,352

Minimum sublease rental income of $26.2 million, due in future years under noncancelable leases, has not been included in the table above as a reduction to minimum lease payments.

Industry Litigation

In accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, (“SFAS 5), the Company accrues for a litigation related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, the Company’s subsidiary banks are members of Visa U.S.A., Inc. (Visa). As members, the Company’s subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of the litigation against Visa. The Company accounts for its indemnification obligations to Visa in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, (“FIN 45”).

Over the past several years, MasterCard International (MasterCard) and Visa as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against MasterCard and Visa and several member banks alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. The complaint requested civil monetary damages. The Corporation and two of its subsidiaries were named as defendants in this lawsuit. On November 7, 2007, Visa and American Express announced that the Amex lawsuit had been settled and that the remaining bank defendants named in the lawsuit, including the Corporation and its subsidiaries, would be dropped as defendants and released from all claims asserted in the lawsuit. The Company recorded an expense of $79.8 million in the fourth quarter of 2007 in connection with the settlement of the American Express litigation. That amount includes $48.0 million related to the settlement of the Company’s liability and $31.8 million related to the Company’s share of damages as a Visa member, which was recorded in accordance with the provisions SFAS 5. Both amounts are included in other liabilities within our consolidated balance sheet at December 31, 2007 and are reported in other non-interest expense within our consolidated statement of income for the year ended December 31, 2007.

Discover Financial Services has filed a similar set of claims against Visa and MasterCard. The Corporation and its subsidiaries are not defendants in the Discover litigation.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Corporation (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled. In November 2007, the court dismissed the amended complaint. Plaintiffs have indicated that they intend to appeal that order.

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange lawsuits”) against MasterCard and Visa and several member banks, including the Corporation and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery. Discovery is proceeding in these cases. We believe that we have meritorious defenses and intend to defend these cases vigorously. Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, including the Corporation and its subsidiary banks, (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange fees, the Corporation cannot determine at this time the long-term effects of these suits.

In connection with litigation pending against Visa, Capital One Financial Corporation has recorded an indemnification related liability, in accordance with FIN 45, of $59.1 million for estimated possible damages, reflecting Capital One’s share of potential damages as a Visa member. The indemnification related liability is included in “other liabilities” within our consolidated balance sheet at December 31, 2007 and is reported in “other non-interest expense” within our consolidated statement of income for the year ended December 31, 2007. The indemnification related liability includes $48.4 million for the Interchange lawsuits and $10.7 million for the Discover Financial Services claim. Due to the complex nature of the litigation pending against Visa and the inherent difficulty of predicting the outcome of pending litigation, the Company cannot determine the maximum potential amount of its share of potential damages as a Visa member.

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

Note 22

Restructuring

During the second quarter of 2007, the Company announced a broad-based initiative to reduce expenses and improve the competitive cost position of the Company. The 2007 cost initiative includes actions already taken during the second through fourth quarters of 2007 across the Company.

Restructuring initiatives leverage the capabilities of recently completed infrastructure projects in several of the Company’s businesses. The scope and timing of the expected cost reductions are the result of an ongoing, comprehensive review of operations within and across the Company’s businesses, which began early in 2007.

The Company anticipates recording charges of approximately $300.0 million pre-tax over the course of the cost reduction initiative through 2008. Approximately $150.0 million of these charges are related to severance benefits, while the remaining charges are associated with items such as contract and lease terminations and consolidation of facilities and infrastructure.

Restructuring expenses associated with continuing operations were comprised of the following:

Year ended December 31, 2007
Restructuring Expenses:
Employee termination benefits	$86,714
Occupancy	6,628
Supplies and equipment	20,246
Marketing	1,057
Other	23,592
Total Restructuring Expenses	$138,237

Employee termination benefits include charges for executives and charges for associates of the Company of $20.1 million and $66.6 million, respectively, for the year ended December 31, 2007.

Included in the $23.6 million of other restructuring expenses for the year ended December 31, 2007 are $17.9 million of contract termination costs and $4.6 million of software impairment.

The Company made $37.2 million in cash payments for restructuring charges during the year ended December 31, 2007 that related to employee termination benefits. Restructuring accrual activity associated with the Company’s 2007 cost initiative for the year ended December 31, 2007 was as follows:

Year ended December 31, 2007
Restructuring accrual activity:
Balance, beginning of period	$—
Restructuring charges	138,237
Cash payments	(37,165)
Noncash write-downs and other adjustments	(33,111)
Balance, end of period	$67,961

Note 23

Related Party Transactions

In the ordinary course of business, executive officers and directors of the Company may have consumer loans issued by the Company. Pursuant to the Company’s policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility.

Note 24

Off-Balance Sheet Securitizations

Off-balance sheet securitizations involve the transfer of pools of loan receivables by the Company to one or more third-party trusts or qualified special purpose entities in transactions that are accounted for as sales in accordance with SFAS 140. Certain undivided interests in the pool of loan receivables are sold to investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the loan receivables transferred. Each new off-balance sheet securitization results in the removal of loan principal receivables equal to the sold undivided interests in the pool from the Company’s consolidated balance sheet (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. The remaining undivided interests in principal receivables of the pool, as well as the unpaid billed finance charge and fee receivables related to the Company’s undivided interest in the principal receivables are retained by the Company and recorded as loans on the Consolidated Balance Sheet. The amounts of the remaining undivided interests fluctuate as the accountholders make principal payments and incur new charges on the selected accounts. The amount of retained loan receivables, representing, transferor’s interest was $11.4 billion and $9.9 billion as of December 31, 2007 and 2006, respectively.

The following table presents the year-end and average balances, as well as the delinquent and net charge-off amounts of the reported, off-balance sheet and managed loan portfolios.

Supplemental Loan Information

	Year Ended December 31
	2007		2006
	Loans Outstanding	Loans Delinquent	Loans Outstanding	Loans Delinquent
Managed loans	$151,362,417	$5,863,797	$146,151,268	$4,414,045
Securitization adjustments	(49,557,390)	(2,142,353)	(49,639,129)	(1,765,642)
Reported loans	$101,805,027	$3,721,444	$96,512,139	$2,648,403

	Average Loans	Net Charge- Offs	Average Loans	Net Charge- Offs
Managed loans	$144,727,007	$4,161,995	$111,328,595	$3,158,080
Securitization adjustments	(51,185,182)	(2,201,454)	(47,751,316)	(1,750,591)
Reported loans	$93,541,825	$1,960,541	$63,577,279	$1,407,489

The Company’s retained residual interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained subordinated undivided interests in the transferred receivables, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The residual interests are recorded at estimated fair value. Retained residual interests totaled $2.3 billion and $2.2 billion at December 31, 2007 and 2006, respectively. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on the transferred financial assets. The investors and the trusts have no recourse to the Company’s assets, other than the retained residual interests, if the off-balance sheet loans are not paid when due.

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

The key assumptions used in determining the fair value of the interest-only strip and other subordinated retained interests resulting from securitizations of loan receivables completed during the period included the weighted average ranges for charge-off rates, principal repayment rates, lives of receivables and discount rates included in the following table. The charge-off rates are determined using forecasted net charge-offs expected for the trust calculated consistently with other company charge-off forecasts. The principal repayment rate assumptions are determined using actual and forecasted trust principal repayment rates based on the collateral. The lives of receivables are determined as the number of months necessary to pay off the investors given the principal repayment rate assumptions. The discount rates are determined using primarily trust specific statistics and forward rate curves, and are reflective of what market participants would use in a similar valuation. Additionally cash reserve and spread accounts are discounted over the estimated life of the assets.

Securitization Key Assumptions

Year Ended December 31	2007	2006
Weighted average life for receivables (months)	8 to 9	8 to 9
Principal repayment rate (weighted average rate)	15% to 17%	14% to 16%
Charge-off rate (weighted average rate)	4% to 5%	3% to 4%
Discount rate (weighted average rate)	11% to 13%	10% to 13%

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

Securitization Key Assumptions and Sensitivities

As of December 31	2007	2006
Interest-only strip	$429,288	$448,684
Weighted average life for receivables (months)	8	8
Principal repayment rate (weighted average rate)	15%	16%
Impact on fair value of 10% adverse change	$(28,032)	$(26,505)
Impact on fair value of 20% adverse change	(53,231)	(49,799)
Charge-off rate (weighted average rate)	5%	4%
Impact on fair value of 10% adverse change	$(74,193)	$(45,334)
Impact on fair value of 20% adverse change	(133,681)	(90,476)
Discount rate (weighted average rate)	13%	10%
Impact on fair value of 10% adverse change	$(2,097)	$(2,042)
Impact on fair value of 20% adverse change	(4,170)	(4,109)

Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Due to the short-term revolving nature of the loan receivables, the weighted average percentage of static pool credit losses is not considered materially different from the assumed charge-off rates used to determine the fair value of the retained interests.

The Company acts as a servicing agent and receives contractual servicing fees of between 0.50% and 4% of the investor principal outstanding, based upon the type of assets serviced. The Company generally does not record material servicing assets or liabilities for these rights since the contractual servicing fee approximates market rates.

Securitization Cash Flows

Year Ended December 31	2007	2006
Proceeds from new securitizations	$12,641,050	$12,343,771
Collections reinvested in revolving-period securitizations	92,917,318	85,525,697
Repurchases of accounts from the trust	344,287	236,964
Servicing fees received	969,552	893,046
Cash flows received on retained interests(1)	5,290,100	4,465,769

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the trust to the Company.

For the year ended December 31, 2007 the Company recognized gross gains of $63.8 million on the sale of $12.6 billion of loan principal receivables compared to gross gains of $50.4 million on the sale of $12.3 billion of loan principal receivables for the year ended December 31, 2006 and gross gains of $58.2 million on the sale of $9.5 billion of loans in 2005. These gross gains are included in servicing and securitizations income. In addition, the Company recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $45.0 million, $66.1 million and $48.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Note 25

Derivative Instruments and Hedging Activities

The Company maintains a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company’s goal is to manage sensitivity to changes in rates by hedging the repricing or maturity characteristics of certain balance sheet assets and liabilities, thereby limiting the impact on earnings. By using derivative instruments, the Company is exposed to credit and market risk on those derivative positions. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative, if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s Asset and Liability Committee, a committee of Senior Management. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral agreements may be required as well.

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

Adjustments related to the ineffective portion of the fair value hedging instruments are recorded in interest income, interest expense or non-interest income depending on the hedged item. For the years ended December 31, 2007 and 2006, net gains or losses related to the ineffective portion of the Company’s fair value hedging instruments were not material.

Cash Flow Hedges

The Company has entered into interest rate swap agreements that effectively modify the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate over the next six years. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

The Company has entered into forward exchange contracts to reduce the Company’s sensitivity to foreign currency exchange rate changes on its foreign currency denominated loans. The forward rate agreements allow the Company to “lock-in” functional currency equivalent cash flows associated with the foreign currency denominated loans.

Any unrealized gains or losses related to cash flow hedging intstruments are reclassified from other comprehensive income (loss) into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest income, interest expense or non-interest income depending on the hedged item.

During the years ended December 31, 2007 and 2006, the Company recognized no losses related to the ineffective portions of its cash flow hedging instruments. The Company recognized no net gains or losses during the years ended December 31, 2006 and December 31, 2005 for cash flow hedges that have been discontinued because the forecasted transaction was no longer probable of occurring.

At December 31, 2007, the Company expects to reclassify $0.3 million of net losses, after tax, on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur.

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

For the year ended December 31, 2007, net losses of $0.5 million, related to these derivatives were included in the cumulative translation adjustment. For the year ended December 31, 2006, net gains of $1.5 million, related to these derivatives were included in the cumulative translation adjustment.

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

The Company uses interest rate swaps in conjunction with its mortgage servicing rights portfolio. These derivatives are designed to offset changes in the value of mortgage servicing rights attributable to interest rate fluctuations.

The Company enters into customer-oriented derivative financial instruments, including interest rate swaps, options, caps, floors, and foreign exchange contracts. These customer-oriented positions are matched with offsetting positions to minimize risk to the Company.

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings in non-interest income.

In April 2006, the Company entered into derivative instruments to mitigate certain exposures it faced as a result of the expected acquisition of North Fork. The position was designed to protect the Company’s tangible capital ratios from falling below a desired level in the event that subsequent increases in interest rates had reduced the mark-to-market value of North Fork’s balance sheet prior to closing. The Company’s maximum negative exposure was no more than approximately $50 million. The derivative instruments were not treated as designated hedges and were marked to market through the income statement until expiration. During their existence, $30.2 million was recognized as a reduction to Mortgage servicing and other as a mark to market adjustment. The derivative instruments expired out of the money and unexercised on October 2, 2006 with a $19.9 million reduction to mortgage servicing and other income.

Mortgage Banking Derivatives

In third quarter 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage. The results of the mortgage origination operation of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results of continuing operations for all periods presented. Prior to the shutdown of GreenPoint Mortgage, the Company entered into commitments to originate or purchase loans whereby the interest rate of the loan was determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intent to sell in the secondary market were considered freestanding derivatives. These derivatives were carried at fair value with changes in fair value reported as a component of gain on sale of loans. In accordance with Staff Accounting Bulletin No, 105, Application of Accounting Principles to Loan Commitments, interest rate lock commitments were initially valued at zero. Changes in fair value subsequent to inception were determined based on current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loans would fund within the terms of the commitment. The initial value inherent in the loan commitments at origination was recognized through gain on sale of loans when the underlying loan was sold. Both the interest rate lock commitments and the related hedging instruments were recorded at fair value with changes in fair value recorded in current earnings as a component of gain on sale of loans. However, as of December 31, 2007, the Company has zero loan commitments due to the shutdown of GreenPoint Mortgage.

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

The notional amounts of all forward contracts were zero and $3.4 billion, respectively, for the years ended December 31, 2007 and 2006. Forward contracts designated as fair value hedges associated with mortgage loans held for sale had notional values of zero and $2.6 billion, respectively, for the year ended December 31, 2007 and 2006. The notional amounts of forward contracts used to manage the risk associated with interest rate lock commitments on mortgage loans were zero and $0.8 billion, respectively, for the years ended December 31, 2007 and 2006. The hedge ineffectiveness on fair value hedges included in discontinued operations was not material for the years ended December 31, 2007 and 2006.

Note 26

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

	December 31
	2007		2006
	Loans	Percentage of Total	Loans	Percentage of Total
Geographic Region:
International
U.K.	$8,075,609	5.34%	8,964,525	6.13%
Canada	3,585,940	2.37%	2,782,893	1.90%
Total International	11,661,549	7.71%	11,747,418	8.03%
Domestic
South	51,848,365	34.25%	$49,604,219	33.94%
West	25,426,312	16.80%	24,897,404	17.04%
Midwest	20,691,790	13.67%	20,179,405	13.81%
Northeast	41,734,401	27.57%	39,722,822	27.18%
Total Domestic	139,700,868	92.29%	134,403,850	91.97%
	151,362,417	100.00%	146,151,268	100.00%
Less securitization adjustments	(49,557,390)		(49,639,129)
Total	$101,805,027		$96,512,139

Note 27

Disclosures About Fair Value of Financial Instruments

The following discloses the fair value of financial instruments whether or not recognized in the balance sheets as of December 31, 2007 and 2006. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. As required under GAAP, these disclosures exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The Company, in estimating the fair value of its financial instruments as of December 31, 2007 and 2006, used the following methods and assumptions:

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Securities available for sale

The fair value of securities available for sale was determined using current market prices. See Note 1.

Mortgage loans held for sale

The carrying amount approximates fair value as mortgage loans held for sale are carried at the lower of aggregate cost (net of deferred fees, deferred origination costs and effects of hedge accounting) or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality.

Loans held for investment

The net carrying amount of credit card loans approximates fair value due to the relatively short average life and variable interest rates on a substantial number of these loans. This amount excluded any value related to account relationships.

The fair value of installment loans, auto loans, mortgage loans and commercial loans was estimated by discounting future cash flows using a rate at which similar portfolios of loans would be made under current conditions.

Interest receivable

The carrying amount approximates the fair value of this asset due to its relatively short-term nature.

Accounts receivable from securitizations

The carrying amount approximates fair value as certain accounts receivables, such as the interest-only strips, retained subordinated notes, and cash reserve and spread accounts are adjusted to fair value. The fair value is estimated by discounting future cash flows using certain key assumptions described further in Note 24. Other accounts receivable from securitizations are carried at cost, which approximates fair value.

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

Mortgage Servicing Rights

Mortgage servicing rights are carried at fair value. Fair value is determined using the present value of future cash flows of net servicing income, which are estimated under certain assumptions described further in Note 1.

Financial Liabilities

Non-interest bearing deposits

The carrying amount approximates fair value.

Interest-bearing deposits

The fair values of savings, NOW accounts and money market accounts were the amounts payable on demand at December 31, 2007 and 2006. The fair value of other interest-bearing deposits was calculated by discounting the future cash flows using estimates of market rates for corresponding contractual terms.

Other borrowings

The carrying amount of federal funds purchased and resale agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of secured borrowings was calculated by discounting the future cash flows using estimates of market rates for corresponding contractual terms and assumed maturities when no stated final maturity was available. The fair value of the junior subordinated debentures were determined based on quoted market prices.

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

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,821,409	$4,821,409	$4,660,496	$4,660,496
Securities available for sale	19,781,587	19,781,587	15,452,047	15,452,047
Mortgage loans held for sale	315,863	315,863	10,435,295	10,435,739
Loans held for investment	101,805,027	104,822,251	96,512,139	98,057,383
Interest receivable	839,317	839,317	816,426	816,426
Accounts receivable from securitization	4,717,879	4,717,879	4,589,235	4,589,235
Derivatives	542,743	542,743	326,892	326,892
Mortgage servicing rights	247,589	247,589	252,295	252,295
Financial Liabilities	$11,046,549	$11,046,549	$11,648,070	$11,648,070
Non-interest bearing deposits
Interest-bearing deposits	71,943,913	70,528,579	74,122,822	71,438,918
Senior and subordinated notes	10,712,706	10,141,310	9,725,470	9,811,459
Other borrowings	26,583,683	26,290,579	24,257,007	23,852,818
Interest payable	631,609	631,609	574,763	574,763
Derivatives	529,390	529,390	218,604	218,604

Commitments to extend credit and letters of credit

These financial instruments generally are not sold or traded. The fair value of the financial guarantees outstanding at December 31, 2007 that have been issued since January 1, 2003, was $2.9 million and was included in other liabilities. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At December 31, 2007 and 2006, there was no material unrealized appreciation or depreciation on these financial instruments.

Note 28

International Activities

The Company’s international activities are primarily performed through Capital One Bank (Europe) plc, a subsidiary bank of COB that provides consumer lending and other financial products in Europe and Capital One Bank—Canada Branch, a foreign branch office of COB that provides consumer lending products in Canada. The total assets, revenue, income before income taxes and net income of the international operations are summarized below.

	2007	2006(2)	2005(2)
Domestic
Total Assets	$145,033,862	$145,056,455	$83,447,512
Revenue(1)	13,322,220	10,970,257	8,844,328
Income from continuing operations before income taxes	3,686,462	3,618,268	2,666,491
Income from continuing operations, net of tax	2,465,718	2,391,205	1,674,061
Loss from discontinued operations, net of tax	(1,021,387)	(11,884)	—
Net Income	1,444,331	2,379,321	1,674,061

International
Total Assets	5,556,507	4,682,830	5,253,899
Revenue(1)	1,261,848	1,122,213	1,194,019
Income before income taxes	183,094	54,073	162,511
Net Income	126,001	35,172	135,086

Total Company
Total Assets	$150,590,369	$149,739,285	$88,701,411
Revenue(1)	14,584,068	12,092,470	10,038,347
Income from continuing operations before income taxes	3,869,556	3,672,341	2,829,002
Income from continuing operations, net of tax	2,591,719	2,426,377	1,809,147
Loss from discontinued operations, net of tax	(1,021,387)	(11,884)	—
Net Income	1,570,332	2,414,493	1,809,147
(1)	Revenue is net interest income plus non-interest income.
(2)	Certain prior period amounts have been reclassified to conform with current period presentation.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. Because certain international operations are integrated with many of the Company’s domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations.

Note 29

Capital One Financial Corporation (Parent Company Only)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the Securities and Exchange Commission which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31
Balance Sheets	2007	2006
Assets:
Cash and cash equivalents	$24,702	$239,473
Investment in subsidiaries	26,916,546	28,131,614
Loans to subsidiaries(1)	6,604,075	4,673,409
Other	582,717	353,862
Total assets	$34,128,040	$33,398,358
Liabilities:
Senior and subordinated notes	$7,187,007	$6,205,821
Borrowings from subsidiaries	275,639	1,754,419
Other borrowings(2)	1,645,656	—
Other	725,626	202,912
Total liabilities	9,833,928	8,163,152
Stockholders’ equity	24,294,112	25,235,206
Total liabilities and stockholders’ equity	$34,128,040	$33,398,358
(1)	As of December 31, 2007 and 2006, includes $2.3 billion and $2.7 billion, respectively, of cash invested at COB instead of the open market.
(2)	As of December 31, 2007 $1.6 billion of junior subordinated debentures have been reported as other borrowings. These borrowings were classified as borrowings from subsidiaries at December 31, 2006.

	Year Ended December 31
Statements of Income	2007	2006	2005
Interest from temporary investments	$300,394	$323,870	$201,196
Interest expense	504,708	265,585	152,531
Dividends, principally from bank subsidiaries	2,056,639	1,950,000	1,170,000
Non-interest income	12,982	4,807	371
Non-interest expense	241,660	129,491	27,065
Income before income taxes and equity in undistributed earnings of subsidiaries	1,623,647	1,883,601	1,191,971
Income tax (benefit) expense	(245,052)	(67,653)	5,032
Equity in undistributed earnings of subsidiaries	723,020	475,123	622,208
Income from continuing operations, net of tax	2,591,719	2,426,377	1,809,147
Loss from discontinued operations, net of tax	(1,021,387)	(11,884)	—
Net income	$1,570,332	$2,414,493	$1,809,147

	Year Ended December 31
Statements of Cash Flows	2007	2006	2005
Operating Activities:
Net income	$1,570,332	$2,414,493	$1,809,147
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries
Continuing operations	(723,020)	(475,123)	(622,208)
Discontinued operations	1,021,387	11,884	—
Loss on sale of securities available for sale	223	—	—
Loss on repurchase of senior notes	—	—	12,444
Amortization of discount of senior notes	7,293	1,347	2,818
Stock plan compensation expense	301,972	212,317	149,496
(Increase) decrease in other assets	(216,052)	19,159	212,019
Increase (decrease) in other liabilities	522,714	(448,363)	43,452
Net cash provided by operating activities	2,484,849	1,735,714	1,607,168
Investing Activities:
Decrease (increase) in investment in subsidiaries	969,122	68,953	(911,348)
Purchases of securities available for sale	(127)	(52,686)	—
Proceeds from sale of securities available for sale	53,569	—	—
(Increase) decrease in loans to subsidiaries	(1,930,666)	(1,065,622)	115,952
Net cash used for acquisitions	(10,464)	(5,010,821)	(2,261,757)
Net cash used in investing activities	(918,566)	(6,060,176)	(3,057,153)
Financing Activities:
Increase (decrease) in borrowings from subsidiaries	166,876	1,379,497	(81,463)
Issuance of senior notes	1,495,740	3,185,588	1,262,035
Maturities of senior notes	(462,500)	(225,000)	(162,500)
Repurchases of senior notes	(150,000)	—	(597,196)
Dividends paid	(42,055)	(32,324)	(27,504)
Purchases of treasury stock	(3,024,969)	(21,615)	(40,049)
Net proceeds from issuances of common stock	43,493	36,751	770,311
Proceeds from share based payment activities	192,361	238,355	312,176
Net cash (used in) provided by financing activities	(1,781,054)	4,561,252	1,435,810
(Decrease) increase in cash and cash equivalents	(214,771)	236,790	(14,175)
Cash and cash equivalents at beginning of year	239,473	2,683	16,858
Cash and cash equivalents at end of year	$24,702	$239,473	$2,683

Note 30

Subsequent Events

COAF Reorganization

On January 1, 2008 COAF and its subsidiaries were reorganized into a new legal structure whereby COAF became a direct operating subsidiary of CONA. Certain assets of COAF and its subsidiaries remained under the Corporation. In connection with this reorganization, the outstanding balances in the Capital One Auto Loan Facility I and the Capital One Auto Loan Facility II of $4.2 billion and $127.7 million, respectively, were repaid.

Dividend Increase

On January 31, 2008 the Company announced that its Board of Directors approved an increase in its quarterly dividend per share from $0.027 to $0.375 payable February 20, 2008 to stockholders of record on February 11, 2008.

Share Repurchase Program

On January 31, 2008 the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s Common Stock. The repurchased shares will be accounted for as treasury shares and may be used for general corporate purposes. The Company will execute the share repurchases as warranted by market conditions and the Company’s continued internal generation of excess capital. The Company does not expect to begin to repurchase shares before the second half of the year.

Debt Repurchases

During January and February 2008, the Company repurchased $1.0 billion of certain senior unsubordinated debt, recognizing a gain of approximately $52.0 million recorded in other non-interest income. The Company initiated the repurchases to take advantage of the current rate environment and replaced the borrowings with lower-rate unsecured funding.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Capital One Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

Because of their inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Ernst and Young LLP, has independently assessed the effectiveness of the Company’s internal control over financial reporting. A copy of their report is included in Part 8 of this annual report on Form 10-K.

/s/ RICHARD D. FAIRBANK	/s/ GARY L. PERLIN
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Capital One Financial Corporation

We have audited Capital One Financial Corporation’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Capital One Financial Corporation and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Capital One Financial Corporation

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2008

Selected Quarterly Financial Data(1)

	2007				2006(5)
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth(4) Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
(In Thousands)
Interest income	$2,960,194	$2,766,967	$2,638,686	$2,712,309	$2,323,925	$2,065,071	$1,897,157	$1,878,582
Interest expense	1,197,947	1,142,493	1,100,105	1,107,766	930,953	770,556	700,075	671,705
Net interest income	1,762,247	1,624,474	1,538,581	1,604,543	1,392,972	1,294,515	1,197,082	1,206,877
Provision for loan and lease losses	1,294,210	595,534	396,713	350,045	513,157	430,566	362,445	170,270
Net interest income after provision for loan and lease losses	468,037	1,028,940	1,141,868	1,254,498	879,815	863,949	834,637	1,036,607
Non-interest income	2,158,340	2,149,662	1,971,851	1,774,370	1,671,475	1,761,385	1,709,913	1,858,251
Non-interest expense, excluding restructuring expenses	2,107,398	1,914,867	1,943,461	1,974,047	1,962,686	1,726,629	1,680,897	1,573,479
Restructuring expenses	27,809	19,354	91,074	—	—	—	—	—
Income from continuing operations before income taxes	491,170	1,244,381	1,079,184	1,054,821	588,604	898,705	863,653	1,321,379
Income taxes	169,558	428,010	311,572	368,697	185,992	310,866	311,066	438,040
Income from continuing operations, net of tax	321,612	816,371	767,612	686,124	402,612	587,839	552,587	883,339
Loss from discontinued operations, net of tax(2)	(95,044)	(898,029)	(17,240)	(11,074)	(11,884)	—	—	—
Net income (loss)	$226,568	$(81,658)	$750,372	$675,050	$390,728	$587,839	$552,587	$883,339
Per Common Share:
Basic EPS:
Income from continuing operations	$0.85	$2.11	$1.96	$1.68	$1.20	$1.95	$1.84	$2.95
Loss from discontinued operations(2)	(0.25)	(2.32)	(0.04)	(0.03)	(0.04)	—	—	—
Net Income (loss)	$0.60	$(0.21)	$1.92	$1.65	$1.16	$1.95	$1.84	$2.95
Diluted EPS:
Income from continuing operations	$0.85	$2.09	$1.93	$1.65	$1.17	$1.89	$1.78	$2.86
Loss from discontinued operations(2)	(0.25)	(2.30)	(0.04)	(0.03)	(0.03)	—	—	—
Net Income (loss)	$0.60	$(0.21)	$1.89	$1.62	$1.14	$1.89	$1.78	$2.86
Dividends	0.03	0.03	0.03	0.03	0.03	0.03	0.03	0.03
Market prices
High	72.94	78.94	81.85	83.61	82.72	86.17	87.23	89.92
Low	45.66	62.70	70.26	74.37	74.97	69.88	81.10	80.52
Average common shares (000s)	375,566	386,133	390,847	408,709	336,470	301,571	300,829	299,257
Average common shares and common equivalent shares (000s)	378,439	390,844	397,473	415,530	343,779	310,386	309,988	309,121
Average Balance Sheet Data:
(In Millions)
Loans held for investment(3)	$97,785	$91,745	$91,145	$93,466	$74,738	$62,429	$58,833	$58,142
Total assets(3)	150,926	143,291	142,690	143,130	111,440	92,295	89,644	88,895
Interest-bearing deposits	72,312	73,555	75,218	74,867	53,735	42,984	42,797	43,357
Total deposits	84,051	84,884	86,719	86,237	60,382	47,196	47,209	47,870
Stockholder’s equity	$24,733	$25,344	$25,128	$25,610	$18,311	$16,310	$15,581	$14,612
(1)	The above schedule is a tabulation of the Company’s unaudited quarterly results for the years ended December 31, 2007 and 2006. The Company’s common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 18,487 and 19,763 common stockholders of record as of December 31, 2007 and 2006, respectively.
(2)	In Q3 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage, realizing an after-tax loss of $898.0 million. The results of the mortgage origination operation of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results of continuing operations for all periods presented.
(3)	Based on continuing operations.
(4)	On December 1, 2006, the Company acquired 100% of the outstanding common stock of North Fork Bancorporation for total consideration of $13.2 billion.
(5)	Certain prior period amounts have been reclassified to conform with current period presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). These disclosure controls and procedures are the responsibility of the Corporation’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Corporation has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

(b) Internal Controls over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 and is incorporated by reference herein.

(c) Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Corporation.

The information required by Item 10 will be included in the Corporation’s 2008 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2007 fiscal year.

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

Consolidated Balance Sheets—as of December 31, 2007 and 2006

Consolidated Statements of Income—Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 2007, 2006 and 2005

Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Registered Public Accounting Firm, Ernst & Young LLP

Selected Quarterly and Financial Data—as of and for the years ended December 31, 2007 and 2006

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

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 29, 2008

/s/ GARY L. PERLIN Gary L. Perlin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008

/s/ E.R. CAMPBELL E.R. Campbell	Director	February 29, 2008

/s/ W. RONALD DIETZ W. Ronald Dietz	Director	February 29, 2008

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 29, 2008

/s/ ANN F. HACKETT Ann F. Hackett	Director	February 29, 2008

/s/ LEWIS HAY, III Lewis Hay, III	Director	February 29, 2008

/s/ PIERRE E. LEROY Pierre E. Leroy	Director	February 29, 2008

/s/ MAYO A. SHATTUCK, III Mayo A. Shattuck, III	Director	February 29, 2008

/s/ STANLEY WESTREICH Stanley Westreich	Director	February 29, 2008

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2007

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2000 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001; (ii) the “2001 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 22, 2002, as amended on August 14, 2002; (iii) the “2002 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 17, 2003; (iv) the “2003 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004; (v) the “2004 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 9, 2005; and (vi) the “2005 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006, as amended on April 12, 2006; (vii) the “2006 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on September 8, 2005).

2.3	Agreement and Plan of Merger, dated as of March 12, 2006, between Capital One Financial Corporation and North Fork Bancorporation (incorporated by reference to the Corporation’s Report on Form 8-K, filed on March 16, 2006).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation (as amended May 15, 2007) (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended May 15, 2007) (incorporated by reference to Exhibit 3.2 of the Corporation’s Report on Form 8-K, filed August 28, 2007).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.1 of the corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

4.2.3	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.4	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

Exhibit Number	Description

4.2.5	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.6	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2005).

4.2.7	Specimen of Floating Rate Senior Note, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.8	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.9	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.3	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006.

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

Exhibit Number	Description

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.7.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1	2002 Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Corporation’s Form S-8 filed with the Securities and Exchange Commission on October 10, 2002).

10.2.1	Capital One Financial Corporation, 2004 Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-117920, filed August 4, 2004).

10.2.2	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed on May 3, 2006).

10.2.3	Capital One Financial Corporation, 2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-136281, filed August 3, 2006).

10.2.4	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on December 23, 2005).

10.2.5	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed December 23, 2004).

10.2.6	Form of Restricted Stock Award Agreement between Capital One Financial Corporation and certain of its executives or associates pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.2 of the 2004 Form 10-K).

10.2.7	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its executives pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

Exhibit Number	Description

10.2.8*	Form of Performance Unit Award Agreement between Capital One Financial Corporation and its executive officers, including Mr. Gary L. Perlin and Mr. John G. Finneran, Jr., pursuant to the Company’s 2004 Stock Incentive Plan

10.3	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.4	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.5	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors. (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.6	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).

10.7	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2002 Form 10-K).

10.8	Restricted Stock Unit Award Agreement, dated May 17, 2004, by and between Capital One Financial Corporation and Richard D. Fairbank. (incorporated by reference to Exhibit 10.10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.9	Services Agreement, dated November 8, 2004, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and First Data Corporation, acting through its subsidiary, First Data Resources, Inc. (confidential treatment requested for portions of this agreement incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on September 15, 2005).

10.10	Processing Services Agreement, dated August 5, 2005, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this agreement, incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2005).

10.11	Form of Amended and Restated Change of Control Employment Agreement between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K).

10.12	Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the 2002 Form 10-K).

10.13	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.12 of the 2002 Form 10-K).

10.14	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K).

10.15	Capital One Financial Corporation, Voluntary Non-Qualified Deferred Compensation Plan, dated May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2004).

Exhibit Number	Description

10.16	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).

10.17	Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.16 of the 2002 Form 10-K).

10.18	Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.19	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed July 25, 2002).

10.20	Capital One Financial Corporation, 2005 Directors Compensation Plan Summary (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

10.21	Form of Change of Control Employment Agreement between Capital One Financial Corporation and each of its named executive officers, including the chief executive officer, Richard Fairbank (incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on October 30, 2007).

10.22*	First Quarter 2006 Amendment to Processing Services Agreement, dated May 19, 2006, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this agreement).

12*	Computation of Ratio of Earnings to Combined Fixed Charges.

14	Capital One Financial Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.3 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

*	Indicates a document being filed with this Form 10-K.
**	Information in this 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.