Form 10-Q
period 2008-03-31
CAPITAL ONE FINANCIAL CORP
filed 2008-05-09
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

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

As of April 30, 2008 there were 375,193,702 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

March 31, 2008

Part 1. Financial Information

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)

	March 31 2008	December 31 2007
Assets:
Cash and due from banks	$2,324,079	$2,377,287
Federal funds sold and resale agreements	1,842,775	1,766,762
Interest-bearing deposits at other banks	663,150	677,360

Cash and cash equivalents	4,830,004	4,821,409
Securities available for sale	22,190,739	19,781,587
Mortgage loans held for sale	192,584	315,863
Loans held for investment	98,356,088	101,805,027
Less: Allowance for loan and lease losses	(3,273,355)	(2,963,000)

Net loans held for investment	95,082,733	98,842,027
Accounts receivable from securitizations	5,396,943	4,717,879
Premises and equipment, net	2,316,233	2,299,603
Interest receivable	750,319	839,317
Goodwill	12,826,419	12,830,740
Other	7,022,553	6,141,944

Total assets	$150,608,527	$150,590,369

Liabilities:
Non-interest-bearing deposits	$11,071,116	$11,046,549
Interest-bearing deposits	76,623,826	71,714,627

Total Deposits	87,694,942	82,761,176
Senior and subordinated notes	9,834,392	10,712,706
Other borrowings	21,673,670	26,812,969
Interest payable	509,278	631,609
Other	6,276,718	5,377,797

Total liabilities	125,989,000	126,296,257

Stockholders’ Equity:
Preferred Stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 421,308,049 and 419,224,900 issued as of March 31, 2008 and December 31, 2007, respectively	4,213	4,192
Paid-in capital, net	15,918,230	15,860,490
Retained earnings	11,676,715	11,267,568
Cumulative other comprehensive income	183,573	315,248
Less: Treasury stock, at cost; 46,577,774 shares and 46,370,635 shares as of March 31, 2008 and December 31, 2007, respectively	(3,163,204)	(3,153,386)

Total stockholders’ equity	24,619,527	24,294,112

Total liabilities and stockholders’ equity	$150,608,527	$150,590,369

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended March 31
	2008	2007
Interest Income:
Loans held for investment, including past-due fees	$2,507,724	$2,326,680
Securities available for sale	257,747	204,080
Other	114,054	181,549

Total interest income	2,879,525	2,712,309
Interest Expense:
Deposits	610,389	730,483
Senior and subordinated notes	140,970	138,546
Other borrowings	316,249	238,737

Total interest expense	1,067,608	1,107,766

Net interest income	1,811,917	1,604,543
Provision for loan and lease losses	1,079,072	350,045

Net interest income after provision for loan and lease losses	732,845	1,254,498
Non-Interest Income:
Servicing and securitizations	1,083,062	988,082
Service charges and other customer-related fees	574,061	479,467
Mortgage servicing and other	35,255	51,450
Interchange	151,902	118,111
Other	212,198	137,260

Total non-interest income	2,056,478	1,774,370
Non-Interest Expense:
Salaries and associate benefits	611,280	675,171
Marketing	297,793	330,894
Communications and data processing	187,243	182,234
Supplies and equipment	130,931	133,898
Occupancy	88,080	77,395
Restructuring expense	52,759	—
Other	454,191	574,455

Total non-interest expense	1,822,277	1,974,047

Income from continuing operations before income taxes	967,046	1,054,821
Income taxes	334,491	368,697

Income from continuing operations, net of tax	632,555	686,124
Loss from discontinued operations, net of tax	(84,051)	(11,074)

Net income	$548,504	$675,050

Basic earnings per share:
Income from continuing operations	$1.71	$1.68
Loss from discontinued operations	(0.23)	(0.03)

Net income	$1.48	$1.65

Diluted earnings per share:
Income from continuing operations	$1.70	$1.65
Loss from discontinued operations	(0.23)	(0.03)

Net income	$1.47	$1.62

Dividends paid per share	$0.375	$0.027

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2006	412,219,973	$4,122	$15,333,137	$9,760,184	$266,180	$(128,417)	$25,235,206
Cumulative effect from adoption of FIN 48				(31,830)			(31,830)
Cumulative effect from adoption of FAS 156, net of income taxes of $6,378				8,809			8,809
Comprehensive income:
Net income				675,050			675,050

Other comprehensive income, net of income tax:
Unrealized gains on securities, net of income taxes of $9,543					16,402		16,402
Defined benefit pension plans					(676)		(676)
Foreign currency translation adjustments					12,577		12,577
Unrealized loss on cash flow hedging instruments, net of income tax benefit of $6,435					(11,025)		(11,025)

Other comprehensive income	—	—	—	—	17,278	—	17,278

Comprehensive income							692,328
Cash dividends - $0.027 per share				(10,903)			(10,903)
Purchase of treasury stock						(5,068)	(5,068)
Issuances of common stock and restricted stock, net of forfeitures	1,012,762	10	9,114				9,124
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,531,561	15	99,875				99,890
Compensation expense for restricted stock awards and stock options			31,237				31,237
Adjustment to issuance of common stock for acquisition	(125,933)	(1)	(9,600)				(9,601)
Allocation of ESOP shares			1,578				1,578

Balance, March 31, 2007	414,638,363	$4,146	$15,465,341	$10,401,310	$283,458	$(133,485)	$26,020,770

Balance, December 31, 2007	419,224,900	$4,192	$15,860,490	$11,267,568	$315,248	$(3,153,386)	$24,294,112
Adjustment to initially apply the measurement date provisions of FAS 158, net of income tax benefit of $317				572	(1,161)		(589)

	Common Stock		Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Comprehensive income:
Net income				548,504			548,504
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $5,661					(10,513)		(10,513)
Defined benefit pension plans					(1,441)		(1,441)
Foreign currency translation adjustments					(37,415)		(37,415)
Unrealized loss on cash flow hedging instruments, net of income tax benefit of $43,694					(81,145)		(81,145)

Other comprehensive income	—	—	—	—	(130,514)	—	(130,514)

Comprehensive income							417,990
Cash dividends - $0.375 per share				(139,929)			(139,929)
Purchase of treasury stock						(9,818)	(9,818)
Issuances of common stock and restricted stock, net of forfeitures	1,359,327	14	9,376				9,390
Exercise of stock options and tax benefits of exercises and restricted stock vesting	723,822	7	25,195				25,202
Compensation expense for restricted stock awards and stock options			21,579				21,579
Allocation of ESOP shares			1,590				1,590

Balance, March 31, 2008	421,308,049	$4,213	$15,918,230	$11,676,715	$183,573	$(3,163,204)	$24,619,527

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Three Months Ended March 31
	2008	2007
Operating Activities:
Income from continuing operations, net of tax	$632,555	$686,124
Loss from discontinued operations, net of tax	(84,051)	(11,074)

Net Income	548,504	675,050
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	1,079,072	350,045
Depreciation and amortization, net	185,507	164,504
Gains on sales of securities available for sale	(8,630)	(66,797)
Gains on sales of auto loans	(1,220)	(1,239)
Gains on repurchase of senior notes	(51,971)	—
Mortgage loans held for sale:
Transfers and originations	(729,299)	206,867
(Gain) loss on sales	(14,172)	7,712
Proceeds from sales	900,663	4,905,876
Stock plan compensation expense	23,757	113,005
Changes in assets and liabilities:
Decrease in interest receivable	88,998	96,690
Increase in accounts receivable from securitizations	(679,064)	(784,923)
Increase in other assets	(737,979)	(545,307)
Decrease in interest payable	(122,331)	(34,724)
Increase in other liabilities	700,940	662,142
Net cash (used in) provided by operating activities attributable to discontinued operations	(24,704)	491,658

Net cash provided by operating activities	1,158,071	6,240,559

Investing Activities:
Purchases of securities available for sale	(5,545,022)	(3,879,287)
Proceeds from maturities of securities available for sale	1,433,076	1,378,526
Proceeds from sales of securities available for sale	1,707,539	376,607
Proceeds from securitizations of loans	2,346,225	2,934,516
Net decrease in loans held for investment	128,911	2,096,609
Principal recoveries of loans previously charged off	170,107	160,359
Additions of premises and equipment, net	(101,254)	(127,909)
Net payments for companies acquired	—	(7,439)
Net cash used in investing activities attributable to discontinued operations	—	(4,347)

Net cash provided by investing activities	139,582	2,927,635

Financing Activities:
Net increase in deposits	4,933,766	1,908,664
Net decrease in other borrowings	(5,107,097)	(3,505,753)
Maturities of senior notes	—	(300,000)
Repurchases of senior notes	(965,847)	—
Purchases of treasury stock	(9,818)	(5,068)
Dividends paid	(139,929)	(10,903)
Net proceeds from issuances of common stock	10,980	10,702
Proceeds from share based payment activities	21,579	20,283
Net cash used in financing activities attributable to discontinued operations	(32,692)	(521,457)

Net cash used in financing activities	(1,289,058)	(2,403,532)

Increase in cash and cash equivalents	8,595	6,764,662

	Three Months Ended March 31
	2008	2007
Cash and cash equivalents at beginning of year	4,821,409	4,660,496

Cash and cash equivalents at end of year	$4,830,004	$11,425,158

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except per share data) (unaudited)

Note 1

Significant Accounting Policies

Business

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products and deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

During the first quarter of 2008, the Corporation completed several reorganizations and consolidations to streamline operations and regulatory relationships. On January 1, Capital One Auto Finance Inc. (“COAF”) moved from a direct subsidiary of the Corporation to become a direct operating subsidiary of CONA. In connection with the COAF move, one of COAF’s direct operating subsidiaries, Onyx Acceptance Corporation (“Onyx”), became a direct subsidiary of the Corporation. On March 1, the Corporation converted Capital One Bank from a Virginia-state chartered bank to a national association called Capital One Bank (USA), National Association. On March 8, Superior Savings of New England, N.A. (“Superior”) merged with and into CONA. Both COBNA and CONA are primarily regulated by the Office of the Comptroller of the Currency (the “OCC”).

In the third quarter of 2007, the Corporation shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”), an operating subsidiary of CONA. Additional information can be found in Note 2 –Discontinued Operations.”

The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The Consolidated Financial Statements include the accounts of Capital One Financial Corporation and its majority owned subsidiaries. Investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the investee are accounted for using the equity method of accounting. This includes interests in variable interest entities (“VIEs”) where the Company is not the primary beneficiary. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and the Company’s share of income or loss is recorded in other non-interest income. All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the 2008 presentation. All amounts in the following notes, excluding per share data, are presented in thousands.

The notes to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007 should be read in conjunction with these consolidated financial statements.

Special Purpose Entities and Variable Interest Entities

Special purpose entities are broadly defined as legal entities structured for a particular purpose. The Company uses special purpose entities primarily to conduct off-balance sheet securitization activities. Special purpose entities that meet the criteria for Qualifying Special Purpose Entities (“QSPE”) as defined in Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), are not required to be consolidated. Special purpose entities that are not QSPEs are considered for consolidation in accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”).

In April 2008, The Financial Accounting Standards Board (“FASB”) voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). While the revised standard has not been finalized and the FASB’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. This proposed revision could be effective as early as January 2009. As of March 31, 2008, the total assets of QSPEs to which the Company has transferred and received sales treatment were $49.7 billion.

In general, a variable interest entity (“VIE”) is a special purpose entity formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets. A VIE often holds financial assets, including loans or receivables, real estate or other property.

The Company consolidates a VIE if the Company is considered to be its primary beneficiary. The primary beneficiary is subject to absorbing the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Under FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), the Company elected to defer the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The initial adoption of SFAS 157 did not have a material impact on the consolidated earnings and financial position of the Company. There are no material assets or liabilities recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS 157. See Note 6 for additional detail.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument by instrument basis, and is irrevocable. The initial adoption of SFAS 159 did not have a material impact on the consolidated earnings and financial position of the Company. See Note 6 for additional detail.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (“SFAS 161”). This Statement changes the disclosure requirements for derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement replaces SFAS 141, Business Combinations. It retains the fundamental requirements in SFAS 141; however, the scope is broader than that of SFAS 141 by applying to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions, thereby replacing SFAS 141’s cost-allocation process. This Statement also changes the requirements for recognizing acquisition related costs, restructuring costs, and assets acquired and liabilities assumed arising from contingencies. It also changes the accounting for step acquisitions. The Company will apply the provisions of SFAS 141(R) when applicable.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R), (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “defined benefit plans”) to recognize the funded status of their defined benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. On January 1, 2008 the Company adopted SFAS 158’s provisions regarding the change in the measurement date of defined benefit plans. The adoption of SFAS 158 did not have a material impact on the consolidated earnings or financial position of the Company.

Note 2

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results from continuing operations for the three months ended March 31, 2008 and 2007.

The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking segment in conjunction with the shutdown of the mortgage origination operation and the results of the Local Banking segment include the mortgage servicing results for the three months ended March 31, 2008 and March 31, 2007. The commercial and consumer mortgage loans held for investment portfolios were reported in the Local Banking segment and the Other category, respectively, for the three months ended March 31, 2008 and March 31, 2007.

The Company retained $1.6 billion of certain GreenPoint loans and reclassified them from mortgage loans held for sale to held for investment during 2007. Continuing cash flows from the held for investment loan portfolios are included in the Company’s results of continuing operations for the three months ended March 31, 2008 and classified as operating cash flows in the statement of cash flows. The Company will have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations for the three months ended March 31, 2008 include an expense of $104.2 million, recorded in non-interest income, for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Three Months Ended March 31
	2008	2007
Net interest income(1)	$1,923	$18,303
Non-interest income	1,837	70,804
Non-interest expense	135,254	106,003
Income tax benefit	(47,443)	(5,822)

Loss from discontinued operations, net of taxes	$(84,051)	$(11,074)

(1)	Net interest income includes funding (credits)/charges of $(7.9) million and $21.1 million for the three months ended March 31, 2008 and 2007, respectively, based on funds transfer pricing methodology.

The Company’s wholesale mortgage banking unit had assets of approximately $180.5 million as of March 31, 2008 consisting of $69.7 million of mortgage loans held for sale and other related assets. The related liabilities consisted of obligations to fund these assets.

Note 3

Segments

The segments reflect the manner in which financial information is currently evaluated. The Company strategically manages and reports the results of its business through two operating segment levels: Local Banking and National Lending. The Local Banking segment includes the Company’s branch, treasury services and national deposit gathering activities; its commercial, branch based small business lending and certain branch originated consumer lending; and its mortgage servicing and home loans origination activities.

During the first quarter of 2008, the Company reorganized its National Lending sub-segments. Segment and sub-segment results have been restated for all periods presented. The National Lending segment consists of the following sub-segments:

•	U.S. Card sub-segment which consists of the Company’s domestic credit card business, including small business credit cards, and the installment loan businesses.

•	Other National Lending sub-segment which includes the Company’s auto finance business and international lending businesses.

The results of the Greenpoint mortgage origination operations are being reported as discontinued operations for 2008 and 2007, and are not included in segment results of the Company. The results of GreenPoint’s mortgage servicing business and commercial loans held for investment portfolio are reported as part of the Company’s continuing operations and included in the Local Banking segment. The results of GreenPoint’s consumer mortgage held for investment portfolio are reported as part of the Company’s continuing operations and included in the Other category.

The Local Banking and National Lending segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and are disclosed separately. The Other category includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, and various non-lending activities. The Other category also includes the results of Greenpoint’s consumer mortgage held for investment portfolio, the net impact of transfer pricing, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative announced in the second quarter of 2007.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

See Note 1, Significant Accounting Policies in the Annual Report on Form 10-K for the accounting policies of the reportable segments.

The following tables present certain information regarding the Company’s continuing operations by segment:

	Three Months Ended March 31, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$2,408,583	$566,954	$1,313	$2,976,850	$(1,164,933)	$1,811,917
Non-interest income	1,226,114	215,469	165,102	1,606,685	449,793	2,056,478
Provision for loan and lease losses	1,677,220	60,394	56,598	1,794,212	(715,140)	1,079,072
Restructuring expenses	—	—	52,759	52,759	—	52,759
Other non-interest expenses	1,279,171	605,351	(115,004)	1,769,518	—	1,769,518
Income tax provision	236,203	40,837	57,451	334,491	—	334,491

Net income	$442,103	$75,841	$114,611	$632,555	$—	$632,555

Loans held for investment	$103,003,402	$44,197,085	$836,041	$148,036,528	$(49,680,440)	$98,356,088
Total deposits	$1,774,690	$73,387,227	$12,533,025	$87,694,942	$—	$87,694,942

	Three Months Ended March 31, 2007
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$2,066,828	$577,053	$(41,427)	$2,602,454	$(997,911)	$1,604,543
Non-interest income	1,092,066	246,573	(44,563)	1,294,076	480,294	1,774,370
Provision for loan and lease losses	849,216	23,776	(5,330)	867,662	(517,617)	350,045
Non-interest expenses	1,390,851	585,915	(2,719)	1,974,047	—	1,974,047
Income tax provision (benefit)	316,479	74,737	(22,519)	368,697	—	368,697

Net income (loss)	$602,348	$139,198	$(55,422)	$686,124	$—	$686,124

Loans held for investment	$100,371,532	$41,642,594	$(9,084)	$142,005,042	$(51,135,546)	$90,869,496
Total deposits	$2,409,291	$74,315,914	$10,745,405	$87,470,610	$—	$87,470,610

	Three Months Ended March 31, 2008
			Other National Lending components
	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$1,743,714	$664,869	$401,562	$263,307	$2,408,583
Non-interest income	1,070,831	155,283	16,110	139,173	1,226,114
Provision for loan and lease losses	1,120,025	557,195	408,251	148,944	1,677,220
Non-interest expenses	938,860	340,311	136,169	204,142	1,279,171
Income tax provision (benefit)	264,481	(28,278)	(44,362)	16,084	236,203

Net income (loss)	$491,179	$(49,076)	$(82,386)	$33,310	$442,103

Loans held for investment	$67,382,004	$35,621,398	$24,633,665	$10,987,733	$103,003,402

	Three Months Ended March 31, 2007
			Other National Lending components
	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$1,447,746	$619,082	$372,053	$247,029	$2,066,828
Non-interest income	892,668	199,398	60,586	138,812	1,092,066
Provision for loan and lease losses	492,051	357,165	200,058	157,107	849,216
Non-interest expenses	1,027,549	363,302	164,948	198,354	1,390,851
Income tax provision	282,360	34,119	23,266	10,853	316,479

Net income	$538,454	$63,894	$44,367	$19,527	$602,348

Loans held for investment	$65,369,362	$35,002,170	$23,930,547	$11,071,623	$100,371,532

(1)	Income statement adjustments for the three months ended March 31, 2008 reclassify the net of finance charges of $1,524.0 million, past due fees of $263.5 million, other interest income of $(38.8) million and interest expense of $583.8 million; and net charge-offs of $715.1 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

Income statement adjustments for the three months ended March 31, 2007 reclassify the net of finance charges of $1,462.4 million, past due fees of $218.6 million, other interest income of $(33.6) million and interest expense of $649.4 million; and net charge-offs of $517.6 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

Significant Segment Transactions

During the first quarter of 2008, the Company recognized a gain of $109.0 million in non-interest income from the redemption of 2.5 million shares related to the Visa IPO. In addition, the Company reversed $90.9 million in legal reserves in connection with the IPO and recorded the release in other non-interest expense. Both items were recorded in the Other segment.

In Q1 2008 the Company repurchased approximately $1.0 billion of certain senior unsecured debt, recognizing a gain of $52.0 million in non-interest income and reported in the Other segment. The Company initiated the repurchases to take advantage of the current market environment and replaced the repurchased debt with lower-rate unsecured funding.

During 2007, the Company sold its remaining interest in DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. The sale resulted in a $46.2 million gain, which was recorded in non-interest income and reported in the Auto Finance component.

Note 4

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
(Shares in Thousands)	2008	2007
Numerator:
Income from continuing operations, net of tax	$632,555	$686,124
Loss from discontinued operations, net of tax	(84,051)	(11,074)

Net income	$548,504	$675,050

Denominator:
Denominator for basic earnings per share - Weighted-average shares	370,743	408,709
Effect of dilutive securities:
Stock options	644	6,112
Restricted stock and units	885	709

Dilutive potential common shares	1,529	6,821

Denominator for diluted earnings per share - Adjusted weighted-average shares	372,272	415,530

Basic earnings per share
Income from continuing operations	$1.71	$1.68
Loss from discontinued operations	(0.23)	(0.03)

Net income	$1.48	$1.65

Diluted earnings per share
Income from continuing operations	$1.70	$1.65
Loss from discontinued operations	(0.23)	(0.03)

Net income	$1.47	$1.62

Note 5

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Total
Balance at December 31, 2007	$6,235,700	$6,595,040	$—	$12,830,740
Impact of reporting structure reorganization	(87,848)	87,848	—	—
Adjustments	—	(3,174)	—	(3,174)
Foreign currency translation	(1,147)	—	—	(1,147)

Balance at March 31, 2008	$6,146,705	$6,679,714	$—	$12,826,419

				Other National Lending components
National Lending Detail	U.S. Card	Global Financial Services	Other National Lending	Auto Finance	International	National Lending Total
Balance at December 31, 2007	$3,005,180	$1,800,132	$1,430,388	$1,430,388	$—	$6,235,700
Impact of reporting structure reorganization	756,138	(1,800,132)	956,146	—	956,146	(87,848)
Foreign currency translation	—	—	(1,147)	—	(1,147)	(1,147)

Balance at March 31, 2008	$3,761,318	$—	$2,385,387	$1,430,388	$954,999	$6,146,705

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at least annually at the reporting unit level, which is an operating segment or one level below. For the three months ended March 31, 2008, no impairment of goodwill was recognized. As a result of the Company’s reorganization of its National Lending sub-segments in the first quarter of 2008, goodwill was reassigned to affected reporting units using a relative fair value allocation approach. See Note 3 for additional detail regarding the reorganization.

In connection with the acquisitions of Hibernia and North Fork, the Company recorded intangible assets that consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$1,320,000	$(355,424)	$964,576	9.8 years
Lease intangibles	14,247	(6,011)	8,236	21.5 years
Trust intangibles	10,500	(2,585)	7,915	15.7 years
Other intangibles	7,948	(3,104)	4,844	10.9 years

Total	$1,352,695	$(367,124)	$985,571

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $51.2 million and $56.4 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 10.0 years.

Note 6

Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as certain U.S. Treasury and other U.S government agency mortgage-backed debt securities that are traded by dealers or brokers in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•

Level 3 – Valuation is determined using model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

The Company also adopted SFAS 159 on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The initial adoption of SFAS 159 did not have a material effect on the consolidated earnings and financial position of the Company.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets
Securities available for sale	$1,310,432	$20,668,594	$211,713	$22,190,739
Other assets
Mortgage servicing rights	—	—	206,110	206,110
Derivative receivables(1)	—	933,109	15,721	948,830
Retained interests in securitizations	—	—	1,254,285	1,254,285

Total Assets	$1,310,432	$21,601,703	$1,687,829	$24,599,964

Liabilities
Other liabilities
Derivative payables(1)	$—	$965,328	$15,388	$980,716

Total Liabilities	$—	$965,328	$15,388	$980,716

(1)	The Company does not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. All Level 3 instruments presented in the table were carried at fair value prior to the adoption of SFAS 159.

Level 3 Instruments Only

	Total Fair Value Measurements
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(4)
Balance, January 1, 2008	$217,428	$247,589	$8,962	$1,295,498	$8,631
Total realized and unrealized gains (losses):
Included in earnings	—	(34,177)	6,439	119,055	6,437
Included in other comprehensive income	(6,885)	—	—	—	—
Purchases, issuances and settlements	55,927	(7,302)	320	(160,268)	320
Transfers into (out of) Level 3	(54,757)	—	—	—	—

Balance, March 31, 2008	$211,713	$206,110	$15,721	$1,254,285	$15,388

Change in unrealized gains (losses) included in earnings related to financial instruments held at March 31, 2008	$—	$(34,177)	$6,439	$68,276	$6,437

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
(2)	An end of quarter convention is used to measure derivative activity, resulting end of quarter values being reflected as purchases, issuances and settlements for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income.
(3)	An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.
(4)	Gains (losses) related to Level 3 derivative payables are reported in other non-interest expense, which is a component of non-interest expense.

Level 3 Valuation Techniques

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. A brief description of the valuation techniques used for Level 3 assets and liabilities is provided below.

Securities available for sale

Certain securities available for sale are classified as Level 3, indicating that significant valuation assumptions are not readily observable in the market due to limited liquidity. For these securities, fair value is measured using the best available data, in the form of quotes provided directly by various dealers. Stale prices consist primarily from municipal bond securities which cannot be traded in any market therefore lacking any observable data to determine fair value.

Mortgage servicing rights

Mortgage servicing rights (MSRs) do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. Since the adoption of SFAS 156 in 2007, the Company records MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in Note 7 – Mortgage Servicing Rights.

Derivatives

The Company’s derivatives are not exchange traded but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impact of Capital One’s non performance risk is considered when measuring the fair value of derivative liabilities.

Retained interests in securitizations

Retained interests in securitizations include the interest-only strip, retained notes, cash reserve accounts and cash spread accounts. The Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, discount rates, and contractual interest and fees.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for assets measured at fair value on a nonrecurring basis during 2008 that were still held on the balance sheet at March 31, 2008.

	March 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses
Assets
Mortgage loans held for sale	$—	$57,012	$—	$57,012	$(42,863)
Loans held for investment	—	15,531	15,266	30,797	(9,638)

Total	$—	$72,543	$15,266	$87,809	$(52,501)

Mortgage loans held for sale

Mortgage loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. As such, the Company classifies these loans subject to nonrecurring fair value adjustments as Level 2.

Loans held for investment

Commercial and small business loans are considered impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”) when it is probable that all amounts due in accordance with the contractual terms will not be collected. From time to time, the Company records nonrecurring fair value adjustments to reflect the fair value of the loan’s collateral.

Note 7

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans is retained for a fee. MSRs are carried at fair value with changes in fair value are recognized in mortgage servicing and other, a component of non-interest income. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
Mortgage Servicing Rights:	2008	2007
Balance, beginning of period	$247,589	$252,295
Cumulative effect adjustment for the adoption of FAS 156	—	15,187
Originations	—	23,748
Sales	(6)	(785)
Change in fair value, net	(41,473)	(22,891)

Balance, end of period	$206,110	$267,554

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.75%	0.89%
Weighted Average Service Fee	0.28	0.28

Fair value adjustments to the MSRs for the three months ended March 31, 2008 included a $7.3 million decrease due to run-off and a $34.2 million decrease due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the servicing assets at March 31, 2008 and 2007 were as follows:

	March 31, 2008	March 31, 2007
Weighted average prepayment rate (includes default rate)	29.47%	29.27%
Weighted average life (in years)	3.3	3.3
Discount rate	10.44%	10.49%

At March 31, 2008, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $13.5 million and $25.4 million, respectively.

As of March 31, 2008, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $39.7 billion, of which $27.7 billion was serviced for investors other than the Company.

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

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.2 billion and $1.3 billion at March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, financial guarantees had expiration dates ranging from 2008 to 2015. The fair value of the liability related to the standby letters of credit outstanding at March 31, 2008 that have been issued since January 1, 2003 was $3.3 million and included in other liabilities.

Securitization Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Company entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s master agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the master agreement, the Company shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the master agreement, the transferee will pay to the Company the amount of such payment. At March 31, 2008, the maximum exposure to the Company under the letter agreements was approximately $19.7 million.

Industry Litigation

In accordance with the provisions of SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company accrues for a litigation related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, the Company’s subsidiary banks are members of Visa U.S.A., Inc. (Visa). As members, the Company’s subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. The Company accounts for its indemnification obligations to Visa in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, (“FIN 45”).

Over the past several years, MasterCard International (MasterCard) and Visa as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against MasterCard and Visa and several member banks alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. The complaint requested civil monetary damages. The Company and two of its subsidiaries were named as defendants in this lawsuit. On November 7, 2007, Visa and American Express announced that the Amex lawsuit had been settled and that the remaining bank defendants named in the lawsuit, including the Company and its subsidiaries, would be dropped as defendants and released from all claims asserted in the lawsuit. The Company recorded an expense of $79.8 million in the fourth quarter of 2007 in connection with the settlement of the American Express litigation. That amount includes $48.0 million related to the settlement of the Company’s liability arising from its association with MasterCard, and $31.8 million related to the Company’s share of damages as a Visa member, which were both recorded in accordance with the provisions of SFAS 5. Both amounts were included in other liabilities within our consolidated balance sheet at December 31, 2007 and were reported in other non-interest expense within our consolidated statement of income for the year ended December 31, 2007. Payment has been made pursuant to this settlement, and the Company and its subsidiaries have been dismissed as defendants in this matter.

Discover Financial Services (“Discover”) has filed a similar set of claims against Visa and MasterCard. The Company and its subsidiaries are not defendants in the Discover litigation.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Company (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled. In November 2007, the court dismissed the amended complaint. Plaintiffs have appealed that order.

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange lawsuits”) against MasterCard and Visa and several member banks, including the Company and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery. Discovery is proceeding in these cases. We believe that we have meritorious defenses and intend to defend these cases vigorously. Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, including the Company and its subsidiary banks, (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange fees, the Company cannot determine at this time the long-term effects of these suits.

In 2007, the Company recorded indemnification liabilities of $90.9 million for certain Visa-related litigation. This total includes $31.8 million related to the settled Amex lawsuit which is discussed above, and $59.1 million, recorded in accordance with FIN 45, reflecting Capital One’s estimated share of potential damages as a Visa member from certain other Visa-related litigation.

In the first quarter of 2008, Visa completed an initial public offering (“IPO”) of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reversed $90.9 million in legal liabilities previously recorded in other liabilities with a corresponding reduction of other non-interest expense.

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

Note 9

Restructuring

Restructuring initiatives leverage the capabilities of recently completed infrastructure projects in several of the Company’s businesses. The scope and timing of the expected cost reductions are the result of an ongoing, comprehensive review of operations within and across the Company’s businesses, which began in the second quarter of 2007.

The Company anticipates recording total charges of approximately $300.0 million pre-tax over the course of the cost reduction initiative which is expected to extend through 2008. Approximately $150.0 million of these charges are related to severance benefits, while the remaining charges are associated with items such as contract and lease terminations and consolidation of facilities and infrastructure.

Restructuring expenses associated with continuing operations were comprised of the following:

Three Months ended March 31, 2008
Restructuring expenses:
Employee termination benefits	$44,248
Supplies and equipment	84
Occupancy	3,774
Other	4,653

Total restructuring expenses	$52,759

Through March 31, 2008 the Company has recorded total charges of $191.0 million under the restructuring initiatives. These charges have been reported in the Other segment.

Employee termination benefits include charges for executives and charges for other associates of the Company of $9.2 million and $35.0 million, respectively, for the three months ended March 31, 2008.

The Company made $26.2 million in cash payments for restructuring charges during the three months ended March 31, 2008 that related to employee termination benefits. Restructuring accrual activity associated with the Company’s cost initiative for the three months ended March 31, 2008 was as follows:

Three Months ended March 31, 2008
Restructuring accrual activity:
Balance, beginning of period	$67,961
Restructuring charges	52,759
Cash payments	(26,207)
Noncash write-downs and other adjustments	(1,247)

Balance, end of period	$93,266

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products and deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

During the first quarter of 2008, the Corporation completed several reorganizations and consolidations to streamline operations and regulatory relationships. On January 1, Capital One Auto Finance Inc. (“COAF”) moved from a direct subsidiary of the Corporation to become a direct operating subsidiary of CONA. In connection with the COAF move, one of COAF’s direct operating subsidiaries, Onyx Acceptance Corporation (“Onyx”), became a direct subsidiary of the Corporation. On March 1, the Corporation converted Capital One Bank from a Virginia-state chartered bank to a national association called Capital One Bank (USA), National Association. On March 8, Superior Savings of New England, N.A. (“Superior”) merged with and into CONA. Both COBNA and CONA are primarily regulated by the Office of the Comptroller of the Currency (the “OCC”).

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

During the first quarter of 2008, the Company reorganized its National Lending sub-segments. Segment and sub-segment results have been restated for all periods presented. The National Lending segment consists of the following sub-segments:

•	U.S. Card sub-segment which consists of the Company’s domestic credit card business, including small business credit cards, and the installment loan businesses.

•	Other National Lending sub-segment which includes the Company’s auto finance business and international lending businesses.

II. Critical Accounting Estimates

See our Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our critical accounting estimates.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Under FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), the Company elected to defer the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The initial adoption of SFAS 157 did not have a material impact on the consolidated earnings and financial position of the Company. There are no material assets or liabilities recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS 157.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument by instrument basis, and is irrevocable. The initial adoption of SFAS 159 did not have a material impact on the consolidated earnings and financial position of the Company.

Additional information is included in this Quarterly Report under the heading “Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies” and “Note 6 – Fair Value of Assets and Liabilities.”

III. Off-Balance Sheet Arrangements

See our Annual Report on Form 10-K for the year ended December 31, 2007, Part III, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the Company’s off-balance sheet arrangements.

Of the Company’s total managed loans, 34% and 36% were included in off-balance sheet securitizations for the periods ended March 31, 2008 and March 31, 2007, respectively.

In April 2008, the Financial Accounting Standards Board (“FASB”) voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. While the revised standard has not been finalized and the Board’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. This proposed revision could be effective as early as January 2009. As of March 31, 2008, the total assets of QSPEs to which the Company, acting as principal, has transferred and received sales treatment were $49.7 billion.

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

As of and for the three months ended March 31, 2008

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$1,811,917	$1,164,933	$2,976,850
Non-interest income	2,056,478	(449,793)	1,606,685

Total revenue	3,868,395	715,140	4,583,535
Provision for loan and lease losses	1,079,072	715,140	1,794,212
Net charge-offs	767,134	715,140	1,482,274

Balance Sheet Measures
Loans held for investment	$98,356,088	$49,680,440	$148,036,528
Total assets	150,608,527	48,933,606	199,542,133
Average loans held for investment	99,818,867	49,900,631	149,719,498
Average earning assets	127,867,951	47,888,798	175,756,749
Average total assets	151,294,899	49,055,552	200,350,451
Delinquencies	3,206,724	2,061,963	5,268,687

(1)	Income statement adjustments for the three months ended March 31, 2008 reclassify the net of finance charges of $1,524.0 million, past due fees of $263.5 million, other interest income of $(38.8) million and interest expense of $583.8 million; and net charge-offs of $715.1 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

V. Management Summary

Discontinued Operations

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. GreenPoint was acquired by the Company in December 2006 as part of the North Fork Bancorporation acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as discontinued

operations and, accordingly, separately disclosed from the Company’s results of continuing operations for 2008 and 2007. Additional information is included in this Quarterly Report under the heading “Notes to the Consolidated Financial Statements—Note 2—Discontinued Operations.”

Continuing Operations

The following discussion provides a summary of the first quarter of 2008 results compared to the same period in the prior year. All comparisons are based on continuing operations unless otherwise noted.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net income was $548.5 million, or $1.47 per share (diluted) for the three months ended March 31, 2008, compared to $675.0 million, or $1.62 per share (diluted) for the three months ended March 31, 2007. Net income in the first quarter 2008 included an after-tax loss from discontinued operations of $84.1 million, or $0.23 per share (diluted), compared to an after-tax loss from discontinued operations of $11.1 million, or $0.03 per share (diluted) in the first quarter of 2007.

Income from continuing operations for the first quarter 2008 was $632.6 million, a decrease of $53.6 million, or 8% from $686.1 million in the first quarter 2007. Diluted earnings per share from continuing operations for the first quarter of 2008 was $1.70, an increase of 3% from $1.65 in the first quarter 2007.

Results from continuing operations for the three months ended March 31, 2008 include:

•

An increase in the provision for loan and lease losses due to the continued deterioration in credit and the weakening U.S. economy, resulting in an increase in our coverage ratio of allowance to loans held for investment.

•

Restructuring charges of $52.8 million for the first quarter 2008 resulting from the Company’s broad-based initiative announced during the second quarter of 2007 to reduce expenses and improve its competitive cost position.

•	A $200.0 million benefit from the Visa initial public offering (“IPO”) in March 2008.

•	A gain of $52.0 million in other non-interest income as a result of repurchasing approximately $1.0 billion of certain senior unsecured debt.

Results from discontinued operations for the three months ended March 31, 2008 include:

•	An expense of $104.2 million for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

Q1 2008 Significant Events

Visa IPO

During the first quarter of 2008, the Company recognized a gain of $109.0 million in non-interest income for the redemption of 2.5 million shares related to the Visa IPO. In addition, the Company reversed $90.9 million in legal reserves in connection with the IPO and recorded the release in other non-interest expense.

Debt Refinancing

The Company repurchased approximately $1.0 billion of certain senior unsecured debt, recognizing a gain of $52.0 million in non-interest income. The Company initiated the repurchases to take advantage of the current market environment and replaced the repurchased debt with lower-rate unsecured funding.

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

2008 Expectations

Like all banks, Capital One faces continuing cyclical challenges in 2008. The Company believes that its strong balance sheet and experience in managing through prior economic cycles position it to successfully navigate the current environment. Expectations for 2008 results include:

•	Flat loan growth; double-digit deposit growth;

•	Revenue growth in the low-to-mid single digits; revenue margins remain strong;

•	Continuing operating leverage, with the Company’s efficiency ratio in the mid 40%’s or lower, and overall operating expenses expected to be at least $200 million below their 2007 level;

•	Continued pressure on delinquencies and charge-offs due to cyclical weakness in the economy;

•	Tangible common equity (“TCE”) ratio at the high end or above the announced target range of 5.5% to 6%;

•	Quarterly dividends per share of $0.375 per quarter to continue throughout 2008.

The Company expects that returns in 2008 will likely be pressured by credit deterioration as the economy weakens. The Company believes that its strong balance sheet, resilient businesses, and actions taken to navigate the current challenges will position the Company to generate strong shareholder value through the cycle.

Operating Segments

In the Local Banking segment, the Company expects to maintain caution in underwriting both consumer and commercial loans in the current economic cycle. The Company expects overall double-digit deposit growth across the Company, with continued strong deposit growth in the Local Banking segment due to increased product and marketing efforts in its branch and direct banking channels.

Also, although several major milestones in the integration process were completed in the first quarter, the Company expects continuing integration and systems conversions to result in continued elevation in Local Banking operating expense in the first half of 2008. The Company expects that the longer term trend of improving operating efficiency will resume in the second half of 2008.

In the National Lending businesses, the Company faces several challenges that may pressure results, including weakening consumer credit and uncertainty regarding the economy.

In the U.S. Card sub-segment, the Company expects the competitive environment to remain challenging. The Company expects U.S. Card revenue margins to moderate somewhat over the course of 2008 compared to the second half of 2007. Also, fee revenues will be somewhat reduced due to fee policy adjustments in the first quarter, such as a more generous and targeted fee waiver policy. Despite the modestly lower revenue margins which result from these factors, the Company expects full year revenue margin for 2008 to be above full year revenue margin for 2007.

As part of the Company’s ongoing plan to streamline and simplify its regulatory relationships, the Company converted Capital One Bank to a National Association. Going forward, the primary regulator of the Company’s credit card businesses will be the OCC. The OCC has specific policies governing credit card minimum payment rules, and the Company plans to implement these requirements through 2008. These OCC minimum payment requirements are designed to eliminate negative amortization. The Company expects this change to increase overall U.S. Card delinquencies and losses modestly in late 2008, with further increases in 2009, based on internal testing and directional indications of what competitors saw when they made this change.

The Company expects the U.S. Card managed charge-off rate to be in the low 6% range for the next six months of 2008, consistent with delinquencies through the last 6 months. The Company believes that the U.S. Card charge-off rate will be higher in the fourth quarter of 2008 as the result of several factors. First, expected seasonal patterns typically seen in the fourth quarter will likely result in higher charge-off levels. Second, the Company believes significant weakening in economic indicators during the first quarter will be more evident in the U.S. Card credit metrics later in the year. Finally, the initial impacts of the OCC minimum payment changes are also expected to begin in the fourth quarter.

The Company maintains a prudent and measured approach to underwriting and marketing. In 2008, the Company expects little to no loan growth in U.S. Card, and no material change in the mix of the U.S. Card portfolio. Also, the Company continues to pursue process and efficiency improvements, leveraging the new infrastructure platform implemented successfully in 2007.

In the Auto Finance business, the Company has significantly scaled back lending across the credit spectrum. In the dealer prime business, the Company is focusing on a smaller network of targeted dealers with whom it has established deep relationships and who have historically produced better credit and profit performance.

The Auto Finance business is focused on originating loans with better credit characteristics by tightening underwriting and steering originations “upmarket” within both the subprime and prime parts of the market. The Company has essentially stopped originating loans to the riskiest 25% of subprime, and is focusing on originating loans in the uppermost part of the subprime risk spectrum. In prime, the Company has largely exited the so-called “near prime” space, which has resulted in an improvement in the average FICO scores of prime originations.

The Company expects the pull-back in loan originations and the repositioning of the auto business to result in a smaller overall auto portfolio in the near term. Lower loan balances, however, may temporarily put upward pressure on metrics like charge-off and delinquency rates and operating expenses as a percentage of loans, making them appear more negative than the actual trends. The Company will continue to monitor the performance of the auto finance business carefully, and is prepared to take further appropriate actions based on the results.

In the International businesses, the Company remains cautious about growth in the U.K. credit card business, due to considerable economic uncertainty in the U.K. The Company expects continued stable performance in its Canadian credit card business.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company at and for the three month periods ended March 31, 2008 and 2007.

Table 1: Financial Summary

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007(2)	Change
Earnings (Reported):
Net Interest Income	$1,811,917	$1,604,543	$207,374
Non-Interest Income:
Servicing and securitizations	1,083,062	988,082	94,980
Service charges and other customer-related fees	574,061	479,467	94,594
Mortgage servicing and other	35,255	51,450	(16,195)
Interchange	151,902	118,111	33,791
Other	212,198	137,260	74,938

Total non-interest income	2,056,478	1,774,370	282,108

Total Revenue(1)	3,868,395	3,378,913	489,482
Provision for loan and lease losses	1,079,072	350,045	729,027
Marketing	297,793	330,894	(33,101)
Restructuring expenses	52,759	—	52,759
Operating expenses	1,471,725	1,643,153	(171,428)

Income from continuing operations before taxes	967,046	1,054,821	(87,775)
Income taxes	334,491	368,697	(34,206)

Income from continuing operations, net of tax	632,555	686,124	(53,569)
Loss from discontinued operations, net of tax	(84,051)	(11,074)	(72,977)

Net Income	$548,504	$675,050	$(126,546)

Common Share Statistics:
Basic EPS:
Income from continuing operations, net of tax	$1.71	$1.68	$0.03
Loss from discontinued operations, net of tax	(0.23)	(0.03)	(0.20)

Net Income	$1.48	$1.65	$(0.17)

Diluted EPS:
Income from continuing operations, net of tax	$1.70	$1.65	$0.05
Loss from discontinued operations, net of tax	(0.23)	(0.03)	(0.20)

Net Income	$1.47	$1.62	$(0.15)

Selected Balance Sheet Data(3):
Reported loans held for investment (period end)	$98,356,088	$90,869,496	$7,486,592
Managed loans held for investment (period end)	148,036,528	142,005,042	6,031,486
Reported loans held for investment (average)	99,818,867	93,465,873	6,352,994
Managed loans held for investment (average)	149,719,498	144,112,789	5,606,709
Allowance for loan and lease losses	3,273,355	2,105,000	1,168,355
Interest Bearing Deposits (period end)	76,623,826	76,112,874	510,952
Total Deposits (period end)	87,694,942	87,470,610	224,332
Interest Bearing Deposits (average)	74,166,964	74,654,004	(487,040)

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007(2)	Change
Total Deposits (average)	$84,779,609	$86,024,183	$(1,244,577)

Selected Company Metrics (Reported) (3):
Return on average assets (ROA)	1.69%	1.92%	(0.23)
Return on average equity (ROE)	10.30%	10.72%	(0.42)
Net charge-off rate	3.07%	1.84%	1.23
Net interest margin	5.67%	5.31%	0.36
Revenue margin	12.11%	11.19%	0.92

Selected Company Metrics (Managed) (3):
Return on average assets (ROA)	1.27%	1.42%	(0.15)
Net charge-off rate	3.96%	2.63%	1.33
Net interest margin	6.78%	6.15%	0.63
Revenue margin	10.43%	9.20%	1.23

(1)	In accordance with our finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $407.6 million and $213.6 million for the three months ended March 31, 2008 and 2007, respectively.
(2)	Prior period amounts have been reclassified to conform with current period presentation.
(3)	Based on continuing operations.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XII, Tabular Summary as detailed in sections below.

All quarterly comparisons are made between the three month period ended March 31, 2008 and the three month period ended March 31, 2007 on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three months ended March 31, 2008, reported net interest income increased 13%, or $207.4 million. Net interest margin increased 36 basis points to 5.67% for the three months ended March 31, 2008 from 5.31% for the three months ended March 31, 2007. The increases in net interest income were primarily driven by modest loan growth and increased margins in the U.S. Card sub-segment due to selective pricing changes implemented after the completion of the card holder system conversion in 2007.

For additional information, see section XII, Tabular Summary, Table A (Statements of Average Balances, Income and Expense, Yields and Rates) and Table B (Interest Variance Analysis).

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, mortgage servicing and other, interchange income and other non-interest income.

For the three months ended March 31, 2008, reported non-interest income increased 16%. The increase was due to increases in servicing and securitizations, service charges and other customer-related fees, interchange and other non-interest income, offset by a reduction in mortgage servicing and other. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income increased 10% or $95.0 million to $1.1 billion for the three months ended March 31, 2008 from $988.1 million for the three months ended March 31, 2007. This increase was attributable to higher revenue generated from selective pricing and fee changes in the U.S. Card portfolio offset somewhat by higher charge-offs in the securitized portfolio resulting from continued weakening of the U.S. economy.

Service Charges and Other Customer-Related Fees

For the three months ended March 31, 2008, service charges and other customer-related fees grew 20% to $574.1 million from $479.5 million in the first quarter of 2007. The increase was due to the U.S. Card sub-segment selective pricing and fee changes implemented in the second quarter of 2007.

Mortgage Servicing and Other

Mortgage servicing and other is comprised of non-interest income related to our continuing mortgage servicing business and other mortgage related income. For the three months ended March 31, 2008, mortgage servicing and other income decreased 31% to $35.3 million from $51.5 million due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and the sharp decline of originations subsequent to the shutdown of GreenPoint’s mortgage origination business in 2007.

Interchange

Interchange income increased $33.8 million to $151.9 million for the three months ended March 31, 2008 due to an increase in purchase volume of 18%, partially offset by higher costs associated with the rewards program.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with derivative transactions and revenue generated by our healthcare finance business.

Other non-interest income for the three months ended March 31, 2008, increased 55% or $74.9 million to $212.2 million. The increase is primarily the result of recognizing a gain of $109.0 million from the Visa IPO and a gain of $52.0 million from the repurchase of approximately $1.0 billion of certain senior unsecured debt in first quarter of 2008, compared to the gain of $46.2 million from the sale of a stake in DealerTrack Holding Inc. recognized in the first quarter of 2007.

Provision for loan and lease losses

Provision for loan and lease losses increased $729.0 million to $1.1 billion for the three months ended March 31, 2008, compared to the same period in the prior year. The increase in provision is a result of continued economic weakening and charge-off and delinquency trends in our National Lending businesses.

Non-interest expense

Non-interest expense consists of marketing, restructuring and operating expenses.

Non-interest expense decreased 8% to $1.8 billion for the three months ended March 31, 2008. The decrease is due to decreased salary and associate benefit expenses of $63.9 million, decreased marketing expenses of $33.1 million and a reversal of legal liabilities as a result of the Visa IPO of $90.9 million. These decreases were partially offset by the cost of the Company’s restructuring program, announced in the second quarter of 2007, totaling $52.8 million.

Income taxes

The effective income tax rate was 34.6% and 35.0% for the three months ended March 31, 2008 and 2007, respectively. The effective rate includes federal, state, and international tax components.

During the three months ended March 31, 2008, the Company settled a number of federal and state tax examinations of acquired subsidiaries related to pre-acquisition tax periods. Those settlements resulted in a reduction in the amount of gross unrecognized tax benefits of approximately $50.0 million.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment grew 4%, or $5.6 billion during the three months ended March 31, 2008. The increase was reflected in both the National Lending segment, which increased $2.7 billion, and the Local Banking segment, which increased $2.0 billion.

For additional information, see section XII, Tabular Summary, Table C (Managed Consumer Loan Portfolio) and Table D (Composition of Reported Loan Portfolio).

Delinquencies

The Company believes delinquencies to be an indicator of loan portfolio credit quality at a point in time.

The 30-plus day delinquency rate for the reported and managed consumer loan portfolio for the first quarter of 2008 increased 96 and 88 basis points to 3.26% and 3.56%, respectively, compared to the same period in the prior year. The increases are attributed to the impact of selective pricing and fee policy changes and continued economic weakening.

For additional information, see section XII, Tabular Summary, Table E (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. We charge off credit card loans at 180 days past the statement cycle date and generally charge off other consumer loans at 120 days past the due date or upon repossession of collateral. Bankruptcies charge-off within 30 days of notification and deceased accounts charge-off within 60 days of notification. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collections expense in other non-interest expense.

The reported and managed net charge-off rates increased 123 and 133 basis points, respectively, with net charge-off dollars increasing 78% and 56% on a reported and managed basis, respectively, for the three months ended March 31, 2008 compared to the same period in the prior year. The increase in net charge-off rates is attributed to the impact of selective pricing and fee policy changes and continued economic weakening.

For additional information, see section XII, Tabular Summary, Table F (Net Charge-offs).

Nonperforming Loans

Nonperforming loans as a percentage of total loans held for investment were 0.77% and 0.36% at March 31, 2008 and 2007, respectively.

For additional information, see section XII, Tabular Summary, Table G (Nonperforming Assets).

Allowance for loan and lease losses

The allowance for loan and lease losses related to loans held for investment increased $1.2 billion, or 56% to $3.3 billion at March 31, 2008 from $2.1 billion at March 31, 2007. The increase is driven primarily by continued economic weakening and charge-off and delinquency trends in our National Lending businesses.

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

Local Banking Segment

Table 2: Local Banking

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Earnings (Managed Basis)
Interest income	$1,575,325	$1,746,213
Interest expense	1,008,371	1,169,160

Net interest income	566,954	577,053
Non-interest income	215,469	246,573

Total revenue	782,423	823,626
Provision for loan and lease losses	60,394	23,776
Non-interest expense	605,351	585,915

Income before taxes	116,678	213,935
Income taxes	40,837	74,737

Net income	$75,841	$139,198

Selected Metrics (Managed Basis)
Period end loans held for investment	$44,197,085	$41,642,594
Average loans held for investment	$43,887,387	$41,846,678
Core deposits(1)	$62,811,696	$62,769,255
Total deposits	$73,387,227	$74,315,914
Loans held for investment yield	6.75%	6.99%
Net interest margin - loans (2)	1.92%	1.91%
Net interest margin - deposits (3)	1.93%	1.99%
Efficiency ratio	77.37%	71.14%
Net charge-off rate	0.31%	0.15%
Non performing loans	$249,055	$80,162
Non performing loans as a % of loans held for investment	0.56%	0.19%
Non-interest expense as a % of average loans held for investment	5.52%	5.60%
Number of active ATMs	1,297	1,236
Number of locations	745	723

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.
(2)	Net interest margin-loans equals interest income-loans divided by average managed loans.
(3)	Net interest margin-deposits equals interest expense-deposits divided by average retail deposits.

The Local Banking segment includes the Company’s branch, treasury services and national deposit gathering activities; its commercial, branch based small business lending and certain branch originated consumer lending; and its mortgage servicing and home loans origination activities.

The Local Banking segment contributed $75.8 million of income for the quarter ended March 31, 2008, compared to $139.2 million in the prior year quarter. At March 31, 2008, loans held for investment in the Local Banking segment totaled $44.2 billion while deposits outstanding totaled $73.4 billion. Profits are primarily generated from net interest income, which represents the spread between loan yields and the internal cost of funds charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. Net interest income declined slightly in the quarter ended March 31, 2008 compared to the prior year quarter largely due to contraction in deposit margins as repricing on deposits was not aligned with interest rate declines. Contraction in deposit margins was offset partially by increased net interest income on the loan portfolio, driven by an increase in loans outstanding.

Non-interest income declined quarter over quarter as mortgage originations at Capital One Home Loans decreased significantly over 2007 levels due to the continued industry-wide challenges in the mortgage market. The decline in mortgage originations resulted in lower gain on sale revenue in the quarter ended March 31, 2008. In addition, the quarter ended March 31, 2007 included a gain on the sale of one of the Local Banking segment’s insurance agencies.

Provision expense increased year over year as additional loan loss provisions were recorded to reflect the increase in non-performing loans and net charge-offs during the quarter. Credit quality of the segment’s loan portfolio has been negatively impacted by the general economic conditions. However, losses remain at relatively low levels, with a net charge-off rate of 0.31% in the quarter ended March 31, 2008.

Non-interest expense for the quarter ended March 31, 2008 were $605.3 million compared to $585.9 million in the prior year quarter. Non-interest expense include the direct costs of operating the branch network and commercial, small business and consumer loan businesses, marketing expenses, and certain Company-wide expenses allocated to the segment. In addition, non-interest expense includes the amortization of core deposit intangibles, as well as the costs of integrating banking segment activities. During the quarter the Company completed the integration of its deposit systems and the conversion of its branch network in New York and New Jersey to the Capital One Bank brand. Non-interest expense increased due to increased integration related expenses and increases related to the operation of branches opened during 2007 partially offset by declines in core deposit intangible amortization and mortgage servicing and home loans related expenses.

National Lending Segment

Table 3: National Lending

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Earnings (Managed Basis)
Interest income	$3,530,017	$3,247,815
Interest expense	1,121,434	1,180,987

Net interest income	2,408,583	2,066,828
Non-interest income	1,226,114	1,092,066

Total revenue	3,634,697	3,158,894
Provision for loan and lease losses	1,677,220	849,216
Non-interest expense	1,279,171	1,390,851

Income before taxes	678,306	918,827
Income taxes	236,203	316,479

Net income	$442,103	$602,348

Selected Metrics (Managed Basis)
Period end loans held for investment	$103,003,402	$100,371,532
Average loans held for investment	$104,973,633	$102,276,581
Total deposits	$1,774,690	$2,409,291
Loans held for investment yield	13.45%	12.70%
Net interest margin	9.18%	8.08%
Revenue margin	13.85%	12.35%
Risk adjusted margin	8.51%	8.71%
Non-interest expense as a % of average loans held for investment	4.87%	5.44%
Efficiency ratio	35.19%	44.03%
Net charge-off rate	5.34%	3.65%
30+ day delinquency rate	4.73%	3.63%
Number of loan accounts (000s)	7,454	7,349

The National Lending segment consists of two sub-segments: U.S. Card and Other National Lending. Other National Lending consists of Auto Finance and International.

The National Lending segment contributed $442.1 million of net income for the quarter ended March 31, 2008, compared to $602.3 million in the prior year quarter. At March 31, 2008, loans outstanding in the National Lending segment totaled $103.0 billion while deposits outstanding totaled $1.8 billion. Profits are primarily generated from net interest income, including past-due fees earned and deemed collectible from our loans and non-interest income including the sale and servicing of loans and fee-based services to customers. Total revenue increased 15%, primarily due to growth in the average managed loan portfolio of 3% and selective pricing changes in the U.S. Card sub-segment. Provision for loan and lease losses increased $828.0 million, or 98% compared to the same quarter last year, driven by increased credit losses in the U.S. Card and Auto Finance businesses, and continued economic weakening.

U.S. Card Sub-Segment

Table 4: U.S. Card

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Earnings (Managed Basis)
Interest income	$2,433,665	$2,225,128
Interest expense	689,951	777,382

Net interest income	1,743,714	1,447,746
Non-interest income	1,070,831	892,668

Total revenue	2,814,545	2,340,414
Provision for loan and lease losses	1,120,025	492,051
Non-interest expense	938,860	1,027,549

Income before taxes	755,660	820,814
Income taxes	264,481	282,360

Net income	$491,179	$538,454

Selected Metrics (Managed Basis)
Period end loans held for investment	$67,382,004	$65,369,362
Average loans held for investment	$68,544,190	$67,258,715
Loans held for investment yield	14.20%	13.23%
Net interest margin	10.18%	8.61%
Revenue margin	16.42%	13.92%
Risk adjusted margin	10.58%	10.20%
Non-interest expense as a % of average loans held for investment	5.48%	6.11%
Efficiency ratio	33.36%	43.90%
Net charge-off rate	5.85%	3.72%
30+ day delinquency rate	4.04%	3.06%
Purchase volume(1)	$24,543,082	$24,075,372
Number of total accounts (000s)	40,611	41,318

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card sub-segment consists of domestic consumer credit card lending, national small business lending, installment loans and other unsecured consumer financial service lending.

Managed loans grew 3% year over year. The growth was driven primarily by continued growth in small business card and other lending businesses. Purchase volume growth was 2% year over year, with increases seen in both consumer and small business.

For the quarter ended March 31, 2008, net income was $491.2 million, a decline of $47.3 million, or 9%, compared to the prior year quarter. The decline was driven primarily by an increase in net provision, partially offset by increased revenue. The provision for loan and lease losses increased $628.0 million, or 128%, compared to the first quarter of 2007. The net charge-off rate for the quarter ended March 31, 2008 was 5.85%, an increase of 213 basis points compared to the same quarter last year, driven mostly by a continuing worsening credit environment.

Revenue increased $474.1 million to $2.8 billion compared to the prior year quarter, primarily due to margin expansion in the second half of 2007 as a result of internal strategy shifts in pricing.

Non-interest expense in the first quarter declined by 9% from the first quarter of 2007 on the strength of improvements in both marketing and operating expense. Marketing expense was lower as a result of improved marketing efficiency and selected pullbacks. Operating expenses were lower as a result of a focus on driving out costs in a competitive environment.

Other National Lending Sub-Segment

Table 5: Other National Lending

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Earnings (Managed Basis)
Interest income	$1,096,352	$1,022,687
Interest expense	431,483	403,605

Net interest income	664,869	619,082
Non-interest income	155,283	199,398

Total revenue	820,152	818,480
Provision for loan and lease losses	557,195	357,165
Non-interest expense	340,311	363,302

Income before taxes	(77,354)	98,013
Income taxes	(28,278)	34,119

Net income	$(49,076)	$63,894

Selected Metrics (Managed Basis)
Period end loans held for investment	$35,621,398	$35,002,170
Average loans held for investment	$36,429,443	$35,017,866
Loans held for investment yield	12.04%	11.68%
Net interest margin	7.30%	7.07%
Revenue margin	9.01%	9.35%
Risk adjusted margin	4.61%	5.83%
Non-interest expense as a % of average loans held for investment	3.74%	4.15%
Efficiency ratio	41.49%	44.39%
Net charge-off rate	4.40%	3.52%
30+ day delinquency rate	6.02%	4.68%
Number of total accounts (000s)	7,454	7,349

The Other National Lending sub-segment consists of the Auto Finance and International components.

Auto Finance (a component of Other National Lending)

Table 6: Auto Finance

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Earnings (Managed Basis)
Interest income	$690,919	$637,609
Interest expense	289,357	265,556

Net interest income	401,562	372,053
Non-interest income	16,110	60,586

Total revenue	417,672	432,639
Provision for loan and lease losses	408,251	200,058
Non-interest expense	136,169	164,948

Income before taxes	(126,748)	67,633
Income taxes	(44,362)	23,266

Net income	$(82,386)	$44,367

Selected Metrics (Managed Basis)
Period end loans held for investment	$24,633,665	$23,930,547
Average loans held for investment	$25,047,501	$23,597,675
Loans held for investment yield	11.03%	10.81%

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Net interest margin	6.41%	6.31%
Revenue margin	6.67%	7.33%
Risk adjusted margin	2.69%	5.04%
Non-interest expense as a % of average loans held for investment	2.17%	2.80%
Efficiency ratio	32.60%	38.13%
Net charge-off rate	3.98%	2.29%
30+ day delinquency rate	6.42%	4.64%
Auto loan originations	$2,440,227	$3,311,868
Number of accounts (000s)	1,763	1,762

The Auto Finance component consists of automobile and other motor vehicle financing activities.

For the three months ended March 31, 2008, the Auto Finance component recognized a net loss of $82.4 million, compared to net income of $44.4 million for the first quarter of 2007, as credit worsening more than offset increases in interest income and reductions in operating expense.

The loan portfolio increased 3% from the prior year quarter reflecting moderate growth during the last three quarters of 2007 and portfolio reductions during the first quarter of 2008. Originations in the first quarter of 2008 were $2.4 billion, 26% less than the prior year quarter as actions were taken to reposition the auto business in order to improve profitability and portfolio resiliency by originating loans with better credit characteristics within both the subprime and prime portfolios.

Net interest income increased $29.5 million, or 8%, as a result of the growth in receivables as well as improved net interest margins on newer originations. Non-interest income fell from the prior year quarter, which included a one-time gain of $46.2 million related to the sale of 1.8 million shares of DealerTrack Holding Inc. stock.

For the quarter ended March 31, 2008, the net charge-off rate was 3.98%, up 169 basis points from the prior year quarter. Net charge-offs of Auto Finance loans increased $114.9 million, or 85%, over the first quarter of 2007. The 30-plus day delinquency rate for the first quarter of 2008 increased 178 basis points over the prior year quarter. Adverse credit performance is being driven by the impact of a weakening U.S. economy. Reduced recoveries, resulting primarily from falling auction market prices for used automobiles, are also contributing to the trend of rising net charge-offs. While the credit characteristics for loans originated during the quarter were substantially better than those originated a year or more ago, credit losses will remain elevated until these older vintages season. The provision for loan and lease losses for the first quarter of 2008 included a $159.7 million increase in the allowance for loan and lease losses, reflecting the worsening credit environment.

Non-interest expense declined 18% for the quarter ended March 31, 2008 and, as a percentage of average managed outstandings, declined 63 basis points from the prior year quarter. Operating expenses have decreased as a result of reductions in direct marketing, overall origination pullbacks, and benefits from the integration of dealer programs of legacy Capital One, Onyx, Hibernia, and North Fork auto lending businesses during 2007.

International (a component of Other National Lending)

Table 7: International

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Earnings (Managed Basis)
Interest income	$405,433	$385,078
Interest expense	142,126	138,049

Net interest income	263,307	247,029
Non-interest income	139,173	138,812

Total revenue	402,480	385,841
Provision for loan and lease losses	148,944	157,107

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Non-interest expense	204,142	198,354

Income before taxes	49,394	30,380
Income taxes	16,084	10,853

Net income	$33,310	$19,527

Selected Metrics (Managed Basis)
Period end loans held for investment	$10,987,733	$11,071,623
Average loans held for investment	$11,381,942	$11,420,191
Loans held for investment yield	14.25%	13.49%
Net interest margin	9.25%	8.65%
Revenue margin	14.14%	13.51%
Risk adjusted margin	8.84%	7.47%
Non-interest expense as a % of average loans held for investment	7.17%	6.95%
Efficiency ratio	50.72%	51.41%
Net charge-off rate	5.30%	6.04%
30+ day delinquency rate	5.12%	4.78%
Purchase volume	$2,716,060	$1,874,981
Number of loan accounts (000s)	5,691	5,587

The International component consists of U.K. and Canada lending activities.

International net income increased $13.8 million, or 71% for the quarter ended March 31, 2008 from the prior year quarter. The increase was driven by strong growth in the Canada portfolio and continuing improvements in the U.K. as it emerges from a negative credit cycle.

Total revenue increased 4% from the prior year quarter. Revenue growth was driven primarily by loan growth and modest margin expansion in Canada, as well as some modest foreign exchange benefits from the weaker dollar. Revenue and loan growth in Canada was slightly offset by revenue and loan declines in the U.K. resulting from the continued cautious approach to new accounts in the U.K.

For the quarter ended March 31, 2008, net charge-offs fell by 13% over the prior year quarter primarily as a result of improvements in the U.K.’s underlying credit loss position.

Non-interest expense increased 3% for the quarter as compared to the prior year quarter, largely as a result of accelerated first quarter marketing for Canada, as the business shifts to a model of seasonal campaigns rather than monthly solicitations. U.K. marketing expenses were slightly reduced from normal run rates in the first quarter of 2008 due to a planned pull back as the Company completed the loan system conversion.

VIII. Funding

Funding Availability

We have established access to a variety of funding sources.

Table 8 illustrates our non deposit funding sources.

Table 8: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)	Outstanding (4)	Final Maturity(5)
Senior and Subordinated Global Bank Note Program(2)	6/05	$1,800	$2,943	—
Senior Domestic Bank Note Program(3)	4/97	$—	$168	—
FHLB Advances	*	$6,575	$7,588	*
Capital One Auto Loan Facility I	3/02	$2,050	$—	—
Capital One Auto Loan Facility II	3/05	$500	$—	—
Committed Securitization Conduits	**	$11,748	$4,610	**

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)	Outstanding (4)	Final Maturity(5)
Corporation Automatic Shelf Registration Statement	5/06	***	N/A	****

(1)	All funding sources are non-revolving except for the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	The notes issued under the Senior Domestic Bank Note Program have original terms of one to ten years. The Senior Domestic Bank Note Program is no longer available for issuances.
(4)	Amounts outstanding are as of March 31, 2008.
(5)	Maturity date refers to the date the facility terminates, where applicable.
*	FHLB capacity was established at various dates by the Company and its acquired subsidiaries and will mature between 04/08 and 08/15.
**	Securitization committed capacity was established at various dates and are scheduled to terminate between 04/08 and 04/11.
***	The Corporation and certain of its subsidiaries have registered an indeterminate amount of securities pursuant to the Automatic Shelf Registration Statement that are available for future issuance.
****	Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies, subject to conditions customary for transactions of this nature.

Prior to the establishment of the Senior and Subordinated Global Bank Note Program, COBNA issued senior unsecured debt through an $8.0 billion Senior Domestic Bank Note Program. COBNA did not renew the Senior Domestic Bank Note Program for future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

Federal Home Loan Bank (FHLB) Advances

Total advances with FHLB agencies as of March 31, 2008 were $7.6 billion.

During the first quarter of 2008, the Company utilized FHLB Atlanta advances of $6.8 billion which are secured by the Company’s residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit. In addition, FHLB advances are secured by the Company’s investment in FHLB stock, which totaled $367.7 million at March 31, 2008 and is included in other assets.

Collateralized Revolving Credit Facilities

In March 2002, the Company entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of March 31, 2008, the Capital One Auto Loan Facility I had the capacity to issue up to $2.1 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility I was paid down in January 2008.

In March 2005, the Company entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of March 31, 2008, the Capital One Auto Loan Facility II had the capacity to issue up to $0.5 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility II was paid down in January 2008.

Corporation Shelf Registration Statement

As of March 31, 2008, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell.

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

As of March 31, 2008, the Company had $87.7 billion in deposits of which $3.5 billion were held in foreign banking offices and $10.6 billion represented large domestic denomination certificates of $100 thousand or more.

Table 9 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of March 31, 2008.

Table 9: Maturities of Large Denomination Certificates—$100,000 or More

	March 31, 2008
(Dollars in thousands)	Balance	Percent
Three months or less	$2,943,332	27.75%
Over 3 through 6 months	2,975,613	28.06%
Over 6 through 12 months	2,014,508	19.00%
Over 12 months through 10 years	2,671,395	25.19%

Total	$10,604,848	100.00%

Table 10 shows the composition of average deposits for the periods presented.

Table 10: Deposit Composition and Average Deposit Rates

	Three Months Ended March 31, 2008
	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing	$10,612,645	12.52%	N/A
NOW accounts	3,958,482	4.67%	1.79%
Money market deposit accounts	29,636,896	34.96%	2.85%
Savings accounts	8,064,412	9.51%	1.19%
Other time deposits(1)	18,429,463	21.74%	4.45%

Total core deposits	70,701,898	83.40%	2.59%
Public fund certificate of deposits of $100,000 or more	1,671,936	1.97%	3.76%
Certificates of deposit of $100,000 or more(1)	8,756,978	10.33%	4.53%
Foreign time deposits	3,648,797	4.30%	4.09%

Total deposits	$84,779,609	100.00%	2.88%

(1)	Includes brokered deposits.

IX. Capital

Capital Adequacy

The Company is subject to capital adequacy guidance adopted by the Federal Reserve Board (the “Federal Reserve”), and CONA and COBNA (collectively, the “Banks”) are subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”, and with the Federal Reserve, collectively, the “regulators”). The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Corporation to similar minimum capital requirements. Failure to meet minimum capital requirements can result in possible additional, discretionary actions by a federal banking agency that, if undertaken, could have a material adverse effect on the Corporation’s consolidated financial statements.

As of March 31, 2008, the Banks each exceeded the minimum regulatory requirements to which it was subject. The Banks all were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of March 31, 2008, the Corporation was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or either of the Banks.

COBNA treats a portion of its loans as “subprime” under the Guidelines issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and has assessed its capital and allowance for loan and lease losses accordingly. Under the Guidelines, COBNA exceeds the minimum capital adequacy guidelines as of March 31, 2008.

For purposes of the Guidelines, the Corporation has treated as subprime all loans in COBNA’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. COBNA holds on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at COBNA.

Additionally, regulatory restrictions exist that limit the ability of COBNA and CONA to transfer funds to the Corporation. As of March 31, 2008, retained earnings of COBNA and CONA of $295.3 million and zero million, respectively, were available for payment of dividends to the Corporation without prior approval by the regulators.

Table 11 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
March 31, 2008

Capital One Financial Corp.(1)
Tier 1 Capital	10.86%	10.21%	4.00%	N/A
Total Capital	13.82	13.07	8.00	N/A
Tier 1 Leverage	9.39	9.39	4.00	N/A

Capital One Bank (USA), N.A. (4)
Tier 1 Capital	14.59%	11.37%	4.00%	6.00%
Total Capital	17.84	14.12	8.00	10.00
Tier 1 Leverage	13.28	13.28	4.00	5.00

Capital One, N.A.
Tier 1 Capital	9.77%	N/A	4.00%	6.00%
Total Capital	11.13	N/A	8.00	10.00
Tier 1 Leverage	7.85	N/A	4.00	5.00
March 31, 2007
Capital One Financial Corp.(1)
Tier 1 Capital	11.83%	10.91%	4.00%	N/A
Total Capital	14.96	13.89	8.00	N/A
Tier 1 Leverage	10.03	10.03	4.00	N/A

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
Capital One Bank (4)
Tier 1 Capital	14.69%	11.45%	4.00%	6.00%
Total Capital	18.40	14.56	8.00	10.00
Tier 1 Leverage	12.45	12.45	4.00	5.00

Capital One F.S.B. (2)
Tier 1 Capital	12.63%	10.11%	4.00%	6.00%
Total Capital	13.91	11.38	8.00	10.00
Tier 1 Leverage	13.34	13.34	4.00	5.00

Capital One, N.A.
Tier 1 Capital	11.54%	N/A	4.00%	6.00%
Total Capital	12.57	N/A	8.00	10.00
Tier 1 Leverage	7.76	N/A	4.00	5.00

North Fork Bank (2)
Tier 1 Capital	11.92%	N/A	4.00%	6.00%
Total Capital	12.89	N/A	8.00	10.00
Tier 1 Leverage	8.40	N/A	4.00	5.00

Superior Savings of New England, N.A.(3)
Tier 1 Capital	12.27%	N/A	4.00%	6.00%
Total Capital	12.57	N/A	8.00	10.00
Tier 1 Leverage	5.48	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.
(2)	During 2007, Capital One F.S.B and North Fork Bank merged with and into CONA.
(3)	During March 2008, Superior Savings of New England, N.A. merged with and into CONA.
(4)	During March 2008, Capital One Bank was converted to a national association and renamed Capital One Bank (USA) N.A.

Dividend Policy

The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Corporation and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a holding company, our ability to pay dividends is dependent upon the receipt of dividends or other payments from our subsidiaries. Applicable banking regulations and provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that the Corporation will declare and pay any dividends.

X. Supervision and Regulation

In the first quarter of 2008, the Corporation completed several reorganizations and consolidations and is planning other actions to further streamline operations.

On March 1, 2008, we converted Capital One Bank from a Virginia-state chartered bank to a national association called Capital One Bank (USA), National Association (“COBNA”), with headquarters in Glen Allen, Virginia. In addition, on March 8, 2008, we merged Superior Savings of New England, National Association, with and into Capital One, National Association (“CONA”). Both COBNA and CONA are national associations, the deposits of which are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits, and both are regulated primarily by the Office of the Comptroller of the Currency (the “OCC”).

On January 1, 2008, Capital One Auto Finance (“COAF”), which engages in automobile financing activities, became a wholly owned subsidiary of CONA. In addition, one of COAFs direct operating subsidiaries, Onyx Acceptance Corporation (“Onyx”) became a direct subsidiary of the Corporation. In connection with the COAF reorganization, which included the transfer of approximately $10 billion in assets, the Corporation committed to the Board of Governors of the Federal Reserve System to contribute capital to CONA equal to the amount of transferred assets that are or become low-quality assets (as defined in Regulation W) and to hold an amount of risk based capital equal to the book value of low-quality assets. CONA must consider these commitments, in addition to the factors outlined in “Dividends and Transfers of Funds” in Item 1 our Annual Report on Form 10-K for the year ended December 31, 2007, among other factors when declaring a dividend to the Corporation.

For additional information on our Supervision and Regulation activities, see our Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1 “Supervision and Regulation.”

XI. Enterprise Risk Management

Risk is an inherent part of our business activities. We have an Enterprise Risk Management (ERM) program designed to ensure appropriate and comprehensive oversight and management of risk. The ERM program has three governance components. First, the Board of Directors and senior management committees oversee risk and risk management practices. Second, the centralized department headed by the Chief Risk Officer establishes risk management methodologies, processes and standards. Third, the individual business areas throughout the Company are responsible for managing risk in their businesses and performing ongoing identification, assessment and response to risks. Our ERM framework includes eight categories of risk: credit, liquidity, market, operational, legal, strategic, reputation, and compliance.

For additional information on the Company’s ERM program, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, Part I. Item 1, Enterprise Risk Management.

XII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
	2008			2007 (2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$58,503,795	$1,688,520	11.54%	$58,623,839	$1,659,270	11.32%
International	3,776,606	121,595	12.88%	3,508,342	96,049	10.95%

Total consumer loans	62,280,401	1,810,115	11.63%	62,132,181	1,755,319	11.30%
Commercial loans	37,538,466	697,609	7.43%	31,333,692	571,361	7.29%

Total Loans Held for Investment (4)	99,818,867	2,507,724	10.05%	93,465,873	2,326,680	9.96%

Securities available for sale	21,211,356	257,747	4.86%	16,598,686	204,080	4.92%
Other
Domestic	5,672,555	105,519	7.44%	9,499,812	162,754	6.85%
International	1,116,982	8,535	3.06%	1,202,002	18,795	6.25%

Total	6,789,537	114,054	6.72%	10,701,814	181,549	6.79%

Total earning assets (3)	127,819,760	2,879,525	9.01%	120,766,373	$2,712,309	8.98%
Cash and due from banks (3)	2,109,818			2,543,836
Allowance for loan and lease losses (3)	(2,965,050)			(2,180,504)
Premises and equipment, net (3)	2,306,368			2,195,282
Other (3)	20,189,223			19,805,493
Total assets from discontinued operations	$1,834,780			$5,526,291

Total assets	$151,294,899			$148,656,771

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$72,257,357	$584,971	3.24%	$72,292,623	$700,347	3.88%
International	1,909,607	25,418	5.32%	2,361,381	30,136	5.10%

Total Deposits	74,166,964	610,389	3.29%	74,654,004	730,483	3.91%
Senior and subordinated notes	10,099,878	140,970	5.58%	9,517,209	138,546	5.82%
Other borrowings
Domestic	24,519,871	312,784	5.10%	16,740,563	235,362	5.62%
International	929,369	3,465	1.49%	1,167,481	3,375	1.16%

Total other borrowings	25,449,240	316,249	4.97%	17,908,044	238,737	5.33%

Total interest-bearing liabilities (3)	109,716,082	1,067,608	3.89%	102,079,257	$1,107,766	4.34%
Non-interest bearing deposits (3)	10,612,645			11,370,182
Other (3)	4,628,686			5,051,783
Total liabilities from discontinued operations	1,768,728			4,545,886

Total liabilities	126,726,141			123,047,108
Equity	24,568,758			25,609,663

	Three Months Ended March 31
	2008			2007 (2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Total liabilities and equity	$151,294,899			$148,656,771

Net interest spread			5.12%			4.64%

Interest income to average earning assets			9.01%			8.98%
Interest expense to average earning assets			3.34%			3.67%

Net interest margin			5.67%			5.31%

(1)	Interest income includes past-due fees on loans of approximately $192.1 million and $177.6 million for the three months ended March 31, 2008 and 2007, respectively.
(2)	Prior period amounts have been reclassified to conform to current period presentation.
(3)	Based on continuing operations.
(4)	Non-accrual loans are included in their respective loan categories.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended March 31, 2008 and 2007
	Increase (Decrease)	Change due to (1)
(Dollars in thousands)		Volume	Yield/ Rate
Interest Income (3):
Consumer loans
Domestic	$29,250	$(3,404)	$32,654
International	25,546	7,736	17,810

Total	54,796	4,197	50,599

Commercial loans	126,248	115,118	11,130

Total loans held for investment	181,044	159,431	21,613
Securities available for sale	53,667	56,077	(2,410)
Other
Domestic (2)	(57,235)	(70,206)	12,971
International	(10,260)	(1,247)	(9,013)

Total (2)	(67,495)	(65,737)	(1,758)

Total interest income	167,216	158,875	8,341
Interest Expense (3):
Deposits
Domestic (2)	(115,376)	(341)	(115,035)
International	(4,718)	(5,968)	1,250

Total (2)	(120,094)	(4,736)	(115,358)

Senior notes	2,424	8,273	(5,849)
Other borrowings
Domestic (2)	77,422	100,921	(23,499)
International	90	(771)	861

Total (2)	77,512	94,659	(17,147)

Total interest expense	(40,158)	79,279	(119,437)

Net interest income	$207,374	$96,635	$110,739

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Prior period amounts have been reclassified to conform to current period presentation.
(3)	Based on continuing operations.

TABLE C—MANAGED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended March 31
(Dollars in thousands)	2008	2007
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$10,389,197	$12,923,040
International	3,219,387	2,555,987

Total credit card	13,608,584	15,479,027
Installment loans
Domestic	10,049,052	7,481,190
International	295,288	557,763

Total installment loans	10,344,340	8,038,953
Auto loans	24,580,529	23,743,428
Mortgage loans	11,887,532	12,255,381

Total consumer loans	60,420,985	59,516,789
Commercial loans	37,935,103	31,352,707

Total reported loans held for investment	98,356,088	90,869,496

Securitization adjustments:
Consumer loans
Credit cards
Domestic	39,211,783	36,758,376
International	7,469,618	7,958,263

Total credit card	46,681,401	44,716,639
Installment loans
Domestic	1,651,806	2,869,626
International	—	—

Total installment loans	1,651,806	2,869,626
Auto loans	48,432	354,955
Mortgage loans	—	—

Total consumer loans	48,381,639	47,941,220
Commercial loans	1,298,801	3,194,326

Total securitization adjustments	49,680,440	51,135,546

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	49,600,980	49,681,416
International	10,689,005	10,514,250

Total credit card	60,289,985	60,195,666
Installment loans
Domestic	11,700,858	10,350,816
International	295,288	557,763

Total installment loans	11,996,146	10,908,579
Auto loans	24,628,961	24,098,383
Mortgage loans	11,887,532	12,255,381

Total consumer loans	108,802,624	107,458,009
Commercial loans	39,233,904	34,547,033

Total managed loans held for investment	$148,036,528	$142,005,042

	Three Months Ended March 31
(Dollars in thousands)	2008	2007
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$11,520,839	$15,278,452
International	3,453,770	2,912,638

Total credit card	14,974,609	18,191,090
Installment loans
Domestic	9,932,984	7,490,778
International	322,836	595,704

Total installment loans	10,255,820	8,086,482
Auto loans	24,936,521	23,477,086
Mortgage loans	12,113,451	12,377,523

Total consumer loans	62,280,401	62,132,181
Commercial loans	37,538,466	31,333,692

Total reported loans held for investment	99,818,867	93,465,873

Securitization adjustments:
Consumer loans
Credit cards
Domestic	39,282,460	36,421,170
International	7,597,418	7,908,738

Total credit card	46,879,878	44,329,908
Installment loans
Domestic	1,804,799	2,852,679
International	—	—

Total installment loans	1,804,799	2,852,679
Auto loans	92,053	399,257
Mortgage loans	—	—

Total consumer loans	48,776,730	47,581,844
Commercial loans	1,123,901	3,065,072

Total securitization adjustments	49,900,631	50,646,916

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,803,299	51,699,622
International	11,051,188	10,821,376

Total credit card	61,854,487	62,520,998
Installment loans
Domestic	11,737,783	10,343,457
International	322,836	595,704

Total installment loans	12,060,619	10,939,161
Auto loans	25,028,574	23,876,343
Mortgage loans	12,113,451	12,377,523

Total consumer loans	111,057,131	109,714,025
Commercial loans	38,662,367	34,398,764

Total managed loans held for investment	$149,719,498	$144,112,789

TABLE D—COMPOSITION OF REPORTED HELD FOR INVESTMENT LOAN PORTFOLIO

	As of March 31
	2008		2007
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$60,420,985	61.43%	$59,516,789	65.50%
Commercial loans	37,935,103	38.57%	31,352,707	34.50%

Total	$98,356,088	100.00%	$90,869,496	100.00%

TABLE E—DELINQUENCIES

Table E shows loan delinquency trends for the periods presented on a reported and managed basis.

	As of March 31
	2008		2007
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported (1):
Loans held for investment	$98,356,088	100.00%	$90,869,496	100.00%
Loans delinquent:
30-59 days	1,742,379	1.77%	1,238,590	1.36%
60-89 days	722,409	0.74%	412,541	0.45%
90-119 days	415,970	0.42%	229,782	0.25%
120-149 days	177,070	0.18%	107,809	0.12%
150 or more days	148,896	0.15%	104,594	0.12%

Total	$3,206,724	3.26%	$2,093,316	2.30%

Loans delinquent by geographic area:
Domestic	$3,098,222	3.27%	$2,002,128	2.28%
International	$108,502	3.09%	$91,188	2.93%

Managed (2):
Loans held for investment	$148,036,528	100.00%	$142,005,042	100.00%
Loans delinquent:
30-59 days	2,343,876	1.58%	1,810,041	1.27%
60-89 days	1,168,584	0.79%	779,667	0.55%
90-119 days	805,639	0.55%	534,438	0.38%
120-149 days	515,608	0.35%	361,867	0.25%
150 or more days	434,980	0.29%	319,962	0.23%

Total	$5,268,687	3.56%	$3,805,975	2.68%

(1)	Includes non-accrual consumer auto loans of $448.3 million and $247.0 million as of March 31 2008 and 2007, respectively.
(2)	Includes non-accrual consumer auto loans of $449.6 million and $255.4 million as of March 31 2008 and 2007, respectively.

TABLE F: NET CHARGE-OFFS

	Three Months Ended March 31
(Dollars in thousands)	2008	2007
Reported:
Average loans held for investment	$99,818,867	$93,465,873
Net charge-offs	767,134	429,648
Net charge-offs as a percentage of average loans held for investment	3.07%	1.84%

Managed:
Average loans held for investment	$149,719,498	$144,112,789
Net charge-offs	1,482,274	947,266
Net charge-offs as a percentage of average loans held for investment	3.96%	2.63%

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

	As of March 31
(Dollars in thousands)	2008	2007
Nonperforming loans held for investment (1):
Commercial	$181,094	$58,036
Consumer – auto	448,257	247,025
Consumer – real estate	121,674	14,297
Consumer – other	6,004	7,829

Total nonperforming loans held for investment	757,029	327,187
Foreclosed property	63,686	23,320
Repossessed assets	49,136	28,823

Total nonperforming assets	$869,851	$379,330

(1)	Our policy is not to classify credit card loans as nonperforming loans.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Three Months Ended March 31
(Dollars In Thousands)	2008	2007
Balance at beginning of period	$2,963,000	$2,180,000
Provision for loan and lease losses:
Domestic	1,033,982	319,183
International	45,090	30,862

Total provision for loan and lease losses	1,079,072	350,045

Other	(1,583)	4,603
Charge-offs:
Consumer loans:
Domestic	(753,429)	(484,183)
International	(63,148)	(64,442)

Total consumer loans	(816,577)	(548,625)
Commercial loans	(120,664)	(39,882)

Total charge-offs	(937,241)	(588,507)

Principal recoveries:
Consumer loans
Domestic	138,425	133,596
International	15,838	16,980

Total consumer loans	154,263	150,576
Commercial loans	15,844	8,283

Total principal recoveries	170,107	158,859

Net charge-offs	(767,134)	(429,648)

Balance at end of period	$3,273,355	$2,105,000

Allowance for loan and lease losses to loans held for investment at end of period	3.33%	2.32%

Allowance for loan and lease losses by geographic distribution:
Domestic	$3,070,165	$1,890,082
International	203,190	214,918

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$2,444,913	$1,505,256
International	203,190	214,918

Total consumer loans	2,648,103	1,720,174
Commercial loans	625,252	384,826

Balance at end of period	$3,273,355	$2,105,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under our Annual Report on Form 10-K for the year ended December 31, 2007, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended March 31, 2008.

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

(b) Changes in Internal Control Over Financial Reporting

During the period covered by this report, the Company consolidated its banking operations onto a single existing deposit system platform to improve operational efficiencies. Management believes that this conversion to a single deposit system platform constitutes a change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part 2. Other Information

Item 1. Legal Proceedings.

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Consolidated Financial Statements – Note 8 – Commitments and Contingencies.”

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2007, Item 1A “Risk Factors” for a summary of our risk factors. Refer also to the discussion below which supplements and modifies our discussion of risk factors in our Form 10-K for the year ended December 31, 2007.

We Face the Risk of a Complex and Changing Regulatory and Legal Environment

We operate in a heavily regulated industry and are therefore subject to a wide array of banking, consumer lending and deposit laws and regulations that apply to almost every element of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities. New laws and regulations could limit pricing and other terms. For example, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Association have proposed rules that would limit the ability of credit card issuers to increase credit card interest rates on existing balances. Likewise, several bills pending before Congress could impact credit card pricing and other terms. As our business grows in size and complexity, establishing systems and processes to achieve compliance also may become more difficult and costly. We face additional challenges as a result of our acquisition of North Fork, which may be more costly and/or require more management attention than we anticipate. We face similar risks with respect to our international businesses, where changing laws and regulations may have an adverse impact on our results. For a description of the laws and regulations to which we are subject, please refer to Supervision and Regulation in Item 1 of our Form 10-K for the year ended December 31, 2007. The regulatory environment in which we operate could have a negative impact on our business and our financial results.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	(d) Maximum Amount that May Yet Be Purchased Under the Plan or Program
January 1-31, 2008	8,886	$41.16	—	$2,000,000
February 1-29, 2008	4,885	$51.98	—	$2,000,000
March 1-31, 2008	195,585	$47.65	—	$2,000,000

Total	209,356		—

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.
(2)	On January 31, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s $.01 par value common stock.

Part 2. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Corporation’s 2008 Annual Meeting of Stockholders was held April 24, 2008.

(b) The following directors were elected at such meeting:

Patrick W. Gross

Ann Fritz Hackett

Pierre E. Leroy

The following directors will also continue in their office after such meeting:

Richard D. Fairbank

Edward R. Campbell

W. Ronald Dietz

Lewis Hay, III

Mayo Shattuck, III

Stanley Westreich

In addition, Mr. Bradford H. Warner was appointed to the Company’s Board of Directors effective as of April 24, 2008.

(c) The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Against	Abstain
Patrick W. Gross	249,155,148	66,711,611	3,876,262
Ann Fritz Hackett	249,375,919	66,559,995	3,807,107
Pierre E. Leroy	249,228,819	66,713,353	3,800,849

Item	Votes For	Votes Against	Abstain	Broker Non-Votes
Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2008	313,126,857	3,416,758	3,199,406	—
Approval and adoption of Capital One’s Amended and Restated Associate Stock Purchase Plan	270,110,638	5,163,984	3,248,337	41,170,062
Approval of Stockholder Proposal: Stockholder Advisory Vote on Executive Compensation	92,735,123	174,679,495	11,158,341	41,170,062

Vote based on common shares outstanding, not including unvested restricted stock awards, of 373,289,195 at February 25, 2008.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on September 8, 2005).

2.3	Agreement and Plan of Merger, dated as of March 12, 2006, between Capital One Financial Corporation and North Fork Bancorporation (incorporated by reference to the Corporation’s Report on Form 8-K, filed on March 16, 2006).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, as amended May 15, 2007 (incorporated by reference to Exhibit 3.2 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K.

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.1 of the corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

4.2.3	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.4	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.5	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.6	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2005).

4.2.7	Specimen of Floating Rate Senior Note, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.8	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.9	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.3	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.7.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

*	Indicates a document being filed with this Form 10-Q.
**	Information in this 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: May 8, 2008	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer