Form 10-Q
period 2008-06-30
CAPITAL ONE FINANCIAL CORP
filed 2008-08-08
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

As of July 31, 2008 there were 375,735,077 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

June 30, 2008

Part 1. Financial Information

Item 1.	Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)

	June 30 2008	December 31 2007
Assets:
Cash and due from banks	$2,280,244	$2,377,287
Federal funds sold and resale agreements	1,526,799	1,766,762
Interest-bearing deposits at other banks	717,572	677,360

Cash and cash equivalents	4,524,615	4,821,409
Securities available for sale	25,028,853	19,781,587
Mortgage loans held for sale	111,824	315,863
Loans held for investment	97,065,238	101,805,027
Less: Allowance for loan and lease losses	(3,311,003)	(2,963,000)

Net loans held for investment	93,754,235	98,842,027
Accounts receivable from securitizations	5,301,906	4,717,879
Premises and equipment, net	2,321,487	2,299,603
Interest receivable	778,595	839,317
Goodwill	12,826,738	12,830,740
Other	6,466,018	6,141,944

Total assets	$151,114,271	$150,590,369

Liabilities:
Non-interest-bearing deposits	$10,752,059	$11,046,549
Interest-bearing deposits	81,655,001	71,714,627

Total deposits	92,407,060	82,761,176
Senior and subordinated notes	8,506,339	10,712,706
Other borrowings	19,302,185	26,812,969
Interest payable	621,489	631,609
Other	5,355,733	5,377,797

Total liabilities	126,192,806	126,296,257

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares 422,298,620 and 419,224,900 issued as of June 30, 2008 and December 31, 2007, respectively	4,223	4,192
Paid-in capital, net	15,966,810	15,860,490
Retained earnings	11,988,877	11,267,568
Cumulative other comprehensive income	126,603	315,248
Less: Treasury stock, at cost; 46,613,874 shares and 46,370,635 shares as of June 30, 2008 and December 31, 2007, respectively	(3,165,048)	(3,153,386)

Total stockholders’ equity	24,921,465	24,294,112

Total liabilities and stockholders’ equity	$151,114,271	$150,590,369

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Interest Income:
Loans held for investment, including past-due fees	$2,297,709	$2,255,573	$4,806,102	$4,582,253
Securities available for sale	281,089	237,978	538,836	442,058
Other	113,059	145,135	226,444	326,684

Total interest income	2,691,857	2,638,686	5,571,382	5,350,995
Interest Expense:
Deposits	592,576	749,603	1,202,965	1,480,086
Senior and subordinated notes	114,797	134,061	255,767	272,607
Other borrowings	256,728	216,441	572,977	455,178

Total interest expense	964,101	1,100,105	2,031,709	2,207,871

Net interest income	1,727,756	1,538,581	3,539,673	3,143,124
Provision for loan and lease losses	829,130	396,713	1,908,202	746,758

Net interest income after provision for loan and lease losses	898,626	1,141,868	1,631,471	2,396,366
Non-Interest Income:
Servicing and securitizations	834,740	1,226,896	1,917,802	2,214,978
Service charges and other customer-related fees	524,209	482,979	1,098,270	962,446
Mortgage servicing and other	16,552	103,653	51,807	155,103
Interchange	132,730	125,979	284,632	244,090
Other	114,085	32,344	326,283	169,604

Total non-interest income	1,622,316	1,971,851	3,678,794	3,746,221
Non-Interest Expense:
Salaries and associate benefits	578,572	667,904	1,189,852	1,343,075
Marketing	288,100	326,067	585,893	656,961
Communications and data processing	195,102	192,620	382,345	374,854
Supplies and equipment	131,937	116,434	262,868	250,332
Occupancy	80,137	75,843	168,217	153,238
Restructuring Expense	13,560	91,074	66,319	91,074
Other	532,193	564,593	986,384	1,139,048

Total non-interest expense	1,819,601	2,034,535	3,641,878	4,008,582

Income from continuing operations before income taxes	701,341	1,079,184	1,668,387	2,134,005
Income taxes	238,843	311,572	573,334	680,269

Income from continuing operations, net of tax	462,498	767,612	1,095,053	1,453,736
Loss from discontinued operations, net of tax	(9,593)	(17,240)	(93,644)	(28,314)

Net income	$452,905	$750,372	$1,001,409	$1,425,422

Basic earnings per share:
Income from continuing operations	$1.24	$1.96	$2.95	$3.64
Loss from discontinued operations	(0.03)	(0.04)	(0.25)	(0.07)

Net Income	$1.21	$1.92	$2.70	$3.57

Diluted earnings per share
Income from continuing operations	$1.24	$1.93	$2.94	$3.58
Loss from discontinued operations	(0.03)	(0.04)	(0.25)	(0.07)

Diluted earnings per share	$1.21	$1.89	$2.69	$3.51

Dividends paid per share	$0.375	$0.03	$0.75	$0.05

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock
(In Thousands, Except Per Share Data)	Shares	Amount	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2006	412,219,973	$4,122	$15,333,137	$9,760,184	$266,180	$(128,417)	$25,235,206
Cumulative effect from adoption of FIN 48				(31,830)			(31,830)
Cumulative effect from adoption of FAS 156, net of income taxes of $6,378				8,809			8,809
Comprehensive income:
Net income				1,425,422			1,425,422
Other comprehensive income, net of income tax:
Unrealized loss on securities, net of income taxes benefit of $62,652					(107,818)		(107,818)
Defined benefit pension plans					(1,352)		(1,352)
Foreign currency translation adjustments					73,298		73,298
Unrealized gains on cash flow hedging instruments, net of income tax of $9,090					15,123		15,123

Other comprehensive income	—	—	—	—	(20,749)	—	(20,749)

Comprehensive income							1,404,673

Cash dividends-$.03 per share				(21,391)			(21,391)

Purchase of treasury stock						(1,757,730)	(1,757,730)

Issuances of common stock and restricted stock, net of forfeitures	1,063,803	11	18,618				18,629

	Common Stock
(In Thousands, Except Per Share Data)	Shares	Amount	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Exercise of stock options and related tax benefits of exercises and restricted stock vesting	4,207,243	42	229,320				229,362
Compensation expense for restricted stock awards and stock options			108,159				108,159
Adjustment to issuance of common stock for acquisition	(136,243)	(1)	(10,386)				(10,387)
Allocation of ESOP shares			3,161				3,161

Balance, June 30, 2007	417,354,776	$4,174	$15,682,009	$11,141,194	$245,431	$(1,886,147)	$25,186,661

Balance, December 31, 2007	419,224,900	$4,192	$15,860,490	$11,267,568	$315,248	$(3,153,386)	$24,294,112
Adjustment to initially apply the measurement date provisions of FAS 158, net of income tax benefit of $317				572	(1,161)		(589)
Comprehensive income:
Net income				1,001,409			1,001,409
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $82,865					(153,892)		(153,892)
Defined benefit pension plans, net of income tax benefit of $1,388					(2,730)		(2,730)
Foreign currency translation adjustments					(29,358)		(29,358)
Unrealized losses in cash flow hedging instruments, net of income tax benefit of $810					(1,504)		(1,504)

Other comprehensive income	—	—	—		(187,484)	—	(187,484)

Comprehensive income							813,925
Cash dividends - $0.375 per share				(280,671)			(280,671)
Purchase of treasury stock						(11,662)	(11,662)

	Common Stock
(In Thousands, Except Per Share Data)	Shares	Amount	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Issuances of common stock and restricted stock, net of forfeitures	1,493,355	15	18,561				18,576
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,580,365	16	47,259				47,275
Compensation expense for restricted stock awards and stock options			37,349				37,349
Allocation of ESOP shares			3,150				3,150

Balance, June 30, 2008	422,298,620	$4,223	$15,966,809	$11,988,878	$126,603	$(3,165,048)	$24,921,465

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Income from continuing operations, net of tax	$1,095,053	$1,453,736
Loss from discontinued operations, net of tax	(93,644)	(28,314)

Net Income	1,001,409	1,425,422
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	1,908,202	746,758
Depreciation and amortization, net	361,133	323,303
Gains on sales of securities available for sale	(12,790)	(66,857)
Gains on sales of auto loans	(2,125)	(10,285)
Gains on repurchase of senior notes	(53,289)	(17,444)
Mortgage loans held for sale:
Transfers and originations	(1,247,090)	(2,402,338)
(Gain) loss on sales	(21,158)	62,442
Proceeds from sales	1,479,198	7,862,501
Stock plan compensation expense	54,780	258,515
Changes in assets and liabilities:
Decrease in interest receivable	60,722	49,260
Increase in accounts receivable from securitizations	(584,027)	(897,094)
Increase in other assets	(328,525)	(357,405)
Decrease in interest payable	(10,120)	(31,145)
(Decrease) increase in other liabilities	(72,984)	521,394
Net cash (used in) provided by operating activities attributable to discontinued operations	(19,640)	1,979,914

Net cash provided by operating activities	2,513,696	9,446,941

Investing Activities:
Purchases of securities available for sale	(11,277,343)	(9,329,173)
Proceeds from maturities of securities available for sale	3,559,824	3,672,539
Proceeds from sales of securities available for sale	2,266,004	544,449
Proceeds from securitizations of loans	4,993,667	7,060,100
Net increase in loans held for investment	(2,212,015)	(2,655,949)
Principal recoveries of loans previously charged off	333,172	321,430
Additions of premises and equipment, net	(203,047)	(203,380)
Net payments for companies acquired	—	(14,787)
Net cash provided by (used in) investing activities attributable to discontinued operations	11,683	(688,687)

Net cash used in investing activities	(2,528,055)	(1,293,458)

Financing Activities:
Net increase (decrease) in deposits	9,645,884	(90,460)
Net decrease in other borrowings	(7,518,432)	(2,151,800)
Maturities of senior notes	(1,118,694)	(462,500)
Repurchases of senior notes	(1,064,597)	—
Purchases of treasury stock	(11,662)	(1,757,730)
Dividends paid	(280,671)	(21,391)
Net proceeds from issuances of common stock	21,726	21,790
Proceeds from share based payment activities	37,349	101,170
Net cash used in financing activities attributable to discontinued operations	6,662	(1,405,236)

Net cash used in financing activities	(282,435)	(5,766,157)

Net (decrease) increase in cash and cash equivalents	(296,794)	2,387,326
Cash and cash equivalents at beginning of year	4,821,409	4,660,496

Cash and cash equivalents at end of year	$4,524,615	$7,047,822

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

During the first half of 2008, the Corporation completed several reorganizations and consolidations to streamline operations and regulatory relationships. On January 1, Capital One Auto Finance Inc. (“COAF”) moved from a direct subsidiary of the Corporation to become a direct operating subsidiary of CONA. In connection with the COAF move, one of COAF’s direct operating subsidiaries, Onyx Acceptance Corporation (“Onyx”), became a direct subsidiary of the Corporation. On March 1, the Corporation converted Capital One Bank from a Virginia-state chartered bank to a national association called Capital One Bank (USA), National Association. On March 8, Superior Savings of New England, N.A. (“Superior”) merged with and into CONA. Both COBNA and CONA are primarily regulated by the Office of the Comptroller of the Currency (the “OCC”). In May 2008, we consolidated the business and operations of two registered broker-dealers, Capital One Securities, LLC (dba Capital One Investments, LLC) and Capital One Investment Services Corporation (formerly NFB Investment Services Corporation), into Capital One Investments Services Corporation. In addition, in May 2008, we consolidated the business and operations of three insurance agencies, Capital One Agency Corp., GreenPoint Agency, Inc. and Hibernia Insurance Agency, LLC into Green Point Agency, Inc., which is now known as Capital One Agency LLC.

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

In April 2008, The Financial Accounting Standards Board (“FASB”) voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance. While the proposed revised standard has not been released or finalized and the FASB’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. This proposed revision could be effective as early as January 2010. As of June 30, 2008, the total assets of QSPEs to which the Company has transferred and received sales treatment were $50.2 billion.

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

Note 2

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results from continuing operations for the three and six months ended June 30, 2008 and 2007.

The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking segment in conjunction with the shutdown of the mortgage origination operation and the results of the Local Banking segment include the mortgage servicing results for the three and six months ended June 30, 2008 and 2007. The commercial and consumer mortgage loans held for investment portfolios were reported in the Local Banking segment and the Other category, respectively, for the three and six months ended June 30, 2008 and 2007.

The Company retained $1.6 billion of certain GreenPoint loans and reclassified them from mortgage loans held for sale to held for investment during 2007. Continuing cash flows from the held for investment loan portfolios are included in the Company’s results of continuing operations for the three and six months ended June 30, 2008 and classified as operating cash flows in the statement of cash flows. The Company will have no significant continuing involvement in the operations of originating and selling business of GreenPoint.

The loss from discontinued operations for the six months ended June 30, 2008 includes an expense of $104.2 million, recorded in non-interest income, for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net interest income(1)	$1,797	$17,191	$3,720	$35,494
Non-interest income	1,393	43,284	3,230	114,088
Non-interest expense	18,198	87,288	153,452	193,291
Income tax benefit	(5,415)	(9,573)	(52,858)	(15,395)

Loss from discontinued operations, net of taxes	$(9,593)	$(17,240)	$(93,644)	$(28,314)

(1)	Net interest income includes funding (credits)/charges of $(7.0) million and $16.8 million for the three months ended June 30, 2008 and 2007, and $(14.9) million and $37.9 million for the six months ended June 30, 2008 and 2007, respectively, based on funds transfer pricing methodology.

The Company’s wholesale mortgage banking unit had assets of approximately $136.2 million as of June 30, 2008. The related liabilities consisted of obligations to fund these assets.

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

The results of the GreenPoint mortgage origination operations are being reported as discontinued operations for 2008 and 2007, and are not included in segment results of the Company. The results of GreenPoint’s mortgage servicing business and small ticket commercial real estate loans held for investment portfolio are reported as part of the Company’s continuing operations and included in the Local Banking segment. The results of GreenPoint’s consumer mortgage held for investment portfolio are reported as part of the Company’s continuing operations and included in the Other category.

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

See Note 1, Significant Accounting Policies in the Annual Report on Form 10-K for the accounting policies of the reportable segments.

The following tables present certain information regarding the Company’s continuing operations by segment:

	Three Months Ended June 30, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$2,167,529	$589,705	$30,761	$2,787,995	$(1,060,239)	$1,727,756
Non-interest income	1,164,810	192,758	(55,594)	1,301,974	320,342	1,622,316
Provision for loan and lease losses	1,470,642	92,043	6,342	1,569,027	(739,897)	829,130
Restructuring expenses	—	—	13,560	13,560	—	13,560
Other non-interest expenses	1,236,567	587,211	(17,737)	1,806,041	—	1,806,041
Income tax provision	217,496	36,123	(14,776)	238,843	—	238,843

Net income	$407,634	$67,086	$(12,222)	$462,498	$—	$462,498

Loans held for investment	$102,201,802	$44,270,734	$774,724	$147,247,260	$(50,182,022)	$97,065,238
Total deposits	$1,644,241	$74,245,677	$16,517,142	$92,407,060	$—	$92,407,060

	Three Months Ended June 30, 2007
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (2)	Total Reported
Net interest income	$2,060,243	$588,159	$(35,057)	$2,613,345	$(1,074,764)	$1,538,581
Non-interest income	1,133,318	254,401	(248)	1,387,471	584,380	1,971,851
Provision for loan and lease losses	869,149	23,929	(5,981)	887,097	(490,384)	396,713
Restructuring expenses	—	—	91,074	91,074	—	91,074
Other non-interest expenses	1,333,956	580,788	28,717	1,943,461	—	1,943,461
Income tax provision (benefit)	341,323	83,046	(112,797)	311,572	—	311,572

Net income (loss)	$649,133	$154,797	$(36,318)	$767,612	$—	$767,612

Loans held for investment	$101,590,039	$41,919,645	$(11,928)	$143,497,756	$(52,568,191)	$90,929,565
Total deposits	$2,411,435	$74,273,736	$8,786,315	$85,471,486	$—	$85,471,486

	Three Months Ended June 30, 2008
			Other National Lending components
	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$1,523,629	$643,900	$389,588	$254,312	$2,167,529
Non-interest income	1,010,177	154,633	15,672	138,961	1,164,810
Provision for loan and lease losses	1,099,453	371,189	230,614	140,575	1,470,642
Non-interest expenses	910,619	325,948	123,021	202,927	1,236,567
Income tax provision (benefit)	183,307	34,189	18,069	16,120	217,496

Net income (loss)	$340,427	$67,207	$33,556	$33,651	$407,634

Loans held for investment	$68,059,998	$34,141,804	$23,401,160	$10,740,644	$102,201,802

	Three Months Ended June 30, 2007
			Other National Lending components
	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$1,435,832	$624,411	$374,038	$250,373	$2,060,243
Non-interest income	971,894	161,424	23,273	138,151	1,133,318
Provision for loan and lease losses	538,379	330,770	182,278	148,492	869,149
Non-interest expenses	965,556	368,400	157,044	211,356	1,333,956
Income tax provision	310,904	30,419	19,948	10,471	341,323

Net income	$592,887	$56,246	$38,041	$18,205	$649,133

Loans held for investment	$66,539,623	$35,050,416	$24,067,760	$10,982,656	$101,590,039

(1)	Income statement adjustments for the three months ended June 30, 2008 reclassify the net of finance charges of $1,385.3 million, past due fees of $229.2 million, other interest income of $(35.8) million and interest expense of $518.5 million; and net charge-offs of $739.9 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	Income statement adjustments for the three months ended June 30, 2007 reclassify the net of finance charges of $1,564.3 million, past due fees of $221.7 million, other interest income of $(44.3) million and interest expense of $666.9 million; and net charge-offs of $490.4 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

	Six Months Ended June 30, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$4,576,112	$1,156,659	$32,074	$5,764,845	$(2,225,172)	$3,539,673
Non-interest income	2,390,924	408,227	109,508	2,908,659	770,135	3,678,794
Provision for loan and lease losses	3,147,862	152,437	62,940	3,363,239	(1,455,037)	1,908,202
Restructuring expenses	—	—	66,319	66,319	—	66,319
Other non-interest expenses	2,515,738	1,192,562	(132,741)	3,575,559	—	3,575,559
Income tax provision	453,699	76,960	42,675	573,334	—	573,334

Net income	$849,737	$142,927	$102,389	$1,095,053	$—	$1,095,053

Loans held for investment	$102,201,802	$44,270,734	$774,724	$147,247,260	$(50,182,022)	$97,065,238
Total deposits	$1,644,241	$74,245,677	$16,517,142	$92,407,060	$—	$92,407,060

	Six Months Ended June 30, 2007
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (2)	Total Reported
Net interest income	$4,127,071	$1,165,212	$(76,484)	$5,215,799	$(2,072,675)	$3,143,124
Non-interest income	2,225,384	500,974	(44,811)	2,681,547	1,064,674	3,746,221
Provision for loan and lease losses	1,718,365	47,705	(11,311)	1,754,759	(1,008,001)	746,758
Restructuring expenses	—	—	91,074	91,074	—	91,074
Other non-interest expenses	2,724,807	1,166,703	25,998	3,917,508	—	3,917,508
Income tax provision (benefit)	657,802	157,783	(135,316)	680,269	—	680,269

Net income (loss)	$1,251,481	$293,995	$(91,740)	$1,453,736	$—	$1,453,736

Loans held for investment	$101,590,039	$41,919,645	$(11,928)	$143,497,756	$(52,568,191)	$90,929,565
Total deposits	$2,411,435	$74,273,736	$8,786,315	$85,471,486	$—	$85,471,486

	Six Months Ended June 30, 2008
			Other National Lending components
	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$3,267,343	$1,308,769	$791,150	$517,619	$4,576,112
Non-interest income	2,081,008	309,916	31,782	278,134	2,390,924
Provision for loan and lease losses	2,219,478	928,384	638,865	289,519	3,147,862
Non-interest expenses	1,849,479	666,259	259,190	407,069	2,515,738
Income tax provision (benefit)	447,788	5,911	(26,293)	32,204	453,699

Net income (loss)	$831,606	$18,131	$(48,830)	$66,961	$849,737

Loans held for investment	$68,059,998	$34,141,804	$23,401,160	$10,740,644	$102,201,802

	Six Months Ended June 30, 2007
			Other National Lending components
	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$2,883,578	$1,243,493	$746,091	$497,402	$4,127,071
Non-interest income	1,864,562	360,822	83,859	276,963	2,225,384
Provision for loan and lease losses	1,030,430	687,935	382,336	305,599	1,718,365
Non-interest expenses	1,993,105	731,702	321,992	409,710	2,724,807
Income tax provision	593,264	64,538	43,214	21,324	657,802

Net income	$1,131,341	$120,140	$82,408	$37,732	$1,251,481

Loans held for investment	$66,539,623	$35,050,416	$24,067,760	$10,982,656	$101,590,039

(1)	Income statement adjustments for the six months ended June 30, 2008 reclassify the net of finance charges of $2,909.3 million, past due fees of $492.7 million, other interest income of $(74.6) million and interest expense of $1,102.3 million; and net charge-offs of $1,455.0 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	Income statement adjustments for the six months ended June 30, 2007 reclassify the net of finance charges of $3,026.7 million, past due fees of $440.3 million, other interest income of $(77.9) million and interest expense of $1,316.4 million; and net charge-offs of $1,008.0 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

Significant Segment Transactions

During the second quarter of 2008, the Company recognized a gain of $44.9 million in non-interest income from the conversion and sale of 154,991 shares of MasterCard class B common stock, which was recorded in the Other segment.

During the first quarter of 2008, the Company recognized a gain of $109.0 million in non-interest income from the redemption of 2.5 million shares related to the Visa IPO. In addition, the Company reversed $90.9 million in legal reserves in connection with the IPO and recorded the release in other non-interest expense. Both items were recorded in the Other segment.

In the first quarter of 2008 the Company repurchased approximately $1.0 billion of certain senior unsecured debt, recognizing a gain of $52.0 million in non-interest income and reported in the Other segment. The Company initiated the repurchases to take advantage of the current market environment and replaced the repurchased debt with lower-rate unsecured funding.

During the second quarter of 2007, the Company recognized a $17.4 million gain as a component of interest expense from the early extinguishment of Trust Preferred Securities, which was recorded in Other segment.

In the second quarter of 2007 the Company incurred a charge of $39.8 million as a result of the accelerated vesting of equity awards made in connection with the transition of the management team for Local Banking business following the acquisition of North Fork, which was recorded in Local Banking segment.

During the first quarter of 2007, the Company sold its remaining interest in DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. The sale resulted in a $46.2 million gain, which was recorded in non-interest income and reported in the Auto Finance component.

Note 4

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Numerator:
Income from continuing operations, net of tax	$462,498	$767,612	$1,095,053	$1,453,736
Loss from discontinued operations, net of tax	(9,593)	(17,240)	(93,644)	(28,314)

Net income	$452,905	$750,372	$1,001,409	$1,425,422

Denominator:
Denominator for basic earnings per share - Weighted-average shares	372,348	390,847	371,545	399,735
Effect of dilutive securities:
Stock options	501	5,379	572	5,746
Contingently issuable shares	—	766	—	383
Restricted stock and stock units	804	481	845	595

Dilutive potential common shares	1,305	6,626	1,417	6,724

Denominator for diluted earnings per share - Adjusted weighted-average shares	373,653	397,473	372,962	406,459

Basic earnings per share
Income from continuing operations	$1.24	$1.96	$2.95	$3.64
Loss from discontinued operations	(0.03)	(0.04)	(0.25)	(0.07)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$1.21	$1.92	$2.70	$3.57

Diluted earnings per share
Income from continuing operations	$1.24	$1.93	$2.94	$3.58
Loss from discontinued operations	(0.03)	(0.04)	(0.25)	(0.07)

Net income	$1.21	$1.89	$2.69	$3.51

Note 5

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Total
Balance at December 31, 2007	$6,235,700	$6,595,040	$—	$12,830,740
Impact of reporting structure reorganization	(87,848)	87,848	—	—
Adjustments	—	(3,345)	—	(3,345)
Foreign currency translation	(657)	—	—	(657)

Balance at June 30, 2008	$6,147,195	$6,679,543	$—	$12,826,738

				Other National Lending components
National Lending Detail	U.S. Card	Global Financial Services	Other National Lending	Auto Finance	International	National Lending Total
Balance at December 31, 2007	$3,005,180	$1,800,132	$1,430,388	$1,430,388	$—	$6,235,700
Impact of reporting structure reorganization	756,138	(1,800,132)	956,146	—	956,146	(87,848)
Foreign currency translation	—	—	(657)	—	(657)	(657)

Balance at June 30, 2008	$3,761,318	$—	$2,385,877	$1,430,388	$955,489	$6,147,195

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at least annually at the reporting unit level, which is an operating segment or one level below. For the three and six months ended June 30, 2008, no impairment of goodwill was recognized. As a result of the Company’s reorganization of its National Lending sub-segments in the first quarter of 2008, goodwill was reassigned to affected reporting units using a relative fair value allocation approach. See Note 3 for additional detail regarding the reorganization.

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

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Core deposit intangibles	$1,320,000	$(403,959)	$916,041	9.6 years
Lease intangibles	14,247	(6,743)	7,504	21.2 years
Trust intangibles	10,500	(2,836)	7,664	15.5 years
Other intangibles	7,948	(3,359)	4,589	10.6 years

Total	$1,352,695	$(416,897)	$935,798

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $49.8 million and $101.0 million for the three and six months ended June 30, 2008, respectively. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 9.7 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale	$746,022	$21,587,688	$2,695,143	$25,028,853
Other assets
Mortgage servicing rights	—	—	232,423	232,423
Derivative receivables(1)	—	506,307	9,884	516,191
Retained interests in securitizations	—	—	1,293,544	1,293,544

Total Assets	$746,022	$22,093,995	$4,230,994	$27,071,011

Liabilities
Other liabilities
Derivative payables(1)	$—	$566,659	$9,683	$576,342

Total Liabilities	$—	$566,659	$9,683	$576,342

(1)	The Company does not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. All Level 3 instruments presented in the table were carried at fair value prior to the adoption of SFAS 159.

Level 3 Instruments Only

	Three Months Ended June 30, 2008
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, March 31, 2008	$211,713	$206,110	$15,721	$1,254,285	$15,388
Total realized and unrealized gains (losses):
Included in earnings	—	33,199	(5,968)	(40,742)	(5,956)
Included in other comprehensive income	(8,546)	—	—	(11,582)	—
Purchases, issuances and settlements	120,456	(6,886)	131	91,583	251
Transfers into Level 3(4)	2,371,520	—	—	—	—

Balance, June 30, 2008	$2,695,143	$232,423	$9,884	$1,293,544	$9,683

Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2008	$—	$33,199	$(5,968)	$17,461	$(5,956)

	Six Months ended June 30, 2008
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2008	$217,428	$247,589	$8,962	$1,295,498	$8,631
Total realized and unrealized gains (losses):
Included in earnings	—	(978)	(42)	78,313	88
Included in other comprehensive income	(15,431)	—	—	(11,582)	—
Purchases, issuances and settlements	176,383	(14,188)	964	(68,685)	964
Transfers into Level 3(4)	2,316,763	—	—	—	—

Balance, June 30, 2008	$2,695,143	$232,423	$9,884	$1,293,544	$9,683

Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2008	$—	$(978)	$(42)	$13,035	$88

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
(2)	An end of quarter convention is used to measure derivative activity, resulting in end of quarter values being reflected as purchases, issuances and settlements for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income.
(3)	An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.
(4)

Level 3 assets increased $2.4 billion, due primarily to the reclassification of AAA rated non-agency mortgage backed securities backed by prime jumbo collateral that we classified as Level 2 last quarter. The ongoing capital markets dislocation has decreased new issuance and secondary trading volumes for many fixed income markets. This lower level of activity makes it increasingly difficult to find consistent pricing of many fixed income securities. In particular, this quarter’s pricing of our prime jumbo non-agency mortgage-backed securities exhibited a variation that was outside of our Level 2 assets policy tolerances. Consequently, we reclassified those securities to Level 3.

The amount of Level 3 securities will likely continue to be a function of market conditions. An increase in dislocation and corresponding decrease in new issuance and trading volumes could result in the reclassification of additional securities to Level 3. If market conditions improve and pricing transparency and consistency increase, assets currently classified as Level 3 could be reclassified.

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

Securities available for sale

Certain securities available for sale are classified as Level 3, the majority of which are non-agency mortgage-backed securities backed by prime collateral. Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings, and losses.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for assets measured at fair value on a nonrecurring basis during 2008 that were still held on the balance sheet at June 30, 2008.

	June 30, 2008
	Fair Value Measurements Using			Assets at Fair Value	Total Losses
	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$—	$42,693	$—	$42,693	$(25,333)
Loans held for investment	—	34,753	52,445	87,198	(15,823)

Total	$—	$77,446	$52,445	$129,891	$(41,156)

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

Note 7

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans is retained for a fee. MSRs are carried at fair value with changes in fair value recognized in mortgage servicing and other, a component of non-interest income. The Company enters into interest rate swaps to economically hedge changes in fair value of MSRs. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs and the related interest rate swaps in continuing operations. To evaluate and measure fair value of MSRs, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights during the three and six months ended June 30, 2008 and 2007:

Mortgage Servicing Rights:	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Balance, Beginning of period	$206,110	$267,554	$247,589	$252,295
Cumulative effect adjustment for the adoption of FAS 156	—	—	—	15,187
Originations	—	22,413	—	46,161
Sales	(267)	(930)	(273)	(1,715)
Change in fair value	26,580	26,994	(14,893)	4,103

Balance, End of period	$232,423	$316,031	$232,423	$316,031

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.89%	1.07%	0.89%	1.07%
Weighted Average Service Fee	0.28	0.28	0.28	0.28

Fair value adjustments to the MSRs for the three and six months ended June 30, 2008 included a $6.6 million decrease and a $13.9 million decrease due to run-off, respectively, and a $33.2 million increase and $1.0 million decrease due to changes in the valuation inputs and assumptions, respectively.

The significant assumptions used in estimating the fair value of the servicing assets at June 30, 2008 were as follows:

	June 30, 2008	June 30, 2007
Weighted average prepayment rate (includes default rate)	23.67%	24.42%
Weighted average life (in years)	4.1	4.0
Discount rate	10.26%	10.50%

At June 30, 2008, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $12.0 million and $22.8 million, respectively.

As of June 30, 2008, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $38.0 billion, of which $26.5 billion was serviced for investors other than the Company.

The Company recognizes changes in the fair value of the interest rate swaps in other non-interest income. For the three months ended June 30, 2008, the Company recognized an expense of $31.8 million. For the six months ended June 30, 2008, the Company recognized income of $10.7 million.

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

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.2 billion and $1.3 billion at June 30, 2008 and June 30, 2007, respectively. As of June 30, 2008, financial guarantees had expiration dates ranging from 2008 to 2015. The fair value of the liability related to the standby letters of credit outstanding at June 30, 2008 that have been issued since January 1, 2003 was $3.0 million and included in other liabilities.

The Company’s discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain third party securitizations involving some of those loans. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when asset performance has deteriorated. GreenPoint’s ability to recover the full amount advanced to customers is dependent on monthly collections on the loans. In certain limited circumstances, such future advances could be reduced if GreenPoint suspends the right of mortgagors to receive draws or reduces the credit limit on home equity lines of credit.

There are eight securitization transactions where GreenPoint is a residual interest holder with the longest draw period currently extending through 2023. GreenPoint has funded $8 million of advances through June 30, 2008 related to these transactions. The Company believes it is probable that a loss has been incurred on several of these transactions due to the deterioration in asset performance through June 30, 2008. However, the Company cannot estimate the possible loss or range of loss at this time. The maximum potential amount of future advances related to all third-party securitizations where GreenPoint is the residual interest holder is approximately $140.8 million. That amount represents the total unutilized amounts on the home equity lines of credit within those eight securitizations as of June 30, 2008.

Securitization Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Company entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s master agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the master agreement, the Company shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the master agreement, the transferee will pay to the Company the amount of such payment. At June 30, 2008, the maximum exposure to the Company under the letter agreements was approximately $10.5 million.

Industry Litigation

Like many financial institutions, the Company is subject to legal actions related to its business practices. In accordance with the provisions of SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company accrues for a litigation related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated.

During the second quarter of 2008, the Company has remained involved in antitrust class action lawsuits brought by individual plaintiffs in the United States District Court for the Northern District of California against several issuing banks, including the Company (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled. In November 2007, the court dismissed the amended complaint. Plaintiffs have appealed that order.

In addition, the Company remains involved in antitrust class action lawsuits brought by retail merchants against MasterCard and Visa and several member banks, including the Company and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees (the “Interchange lawsuits”). The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery. Discovery is proceeding in these cases. Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, including the Company and its subsidiary banks, (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange fees, the Company cannot determine at this time the long-term effects of these suits.

The Company believes that it has meritorious defenses with respect to the cases referenced above and intends to defend them vigorously. At the present time, management is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the Company’s consolidated financial position or its results of operations.

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

Restructuring expenses associated with continuing operations were comprised of the following:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Restructuring Expenses:
Employee termination benefits	$8,224	$52,472
Communication and data processing	57	57
Supplies and equipment	867	951
Occupancy	(493)	3,280
Other	4,905	9,559

Total Restructuring Expenses	$13,560	$66,319

Employee termination benefits include charges for executives of the Company for the three and six months ended June 30, 2008 of $3.1 million and $12.4 million, respectively, and charges for associates of the Company for the three and six months ended June 30, 2007 of $5.1 million and $40.1 million, respectively.

The Company made $18.3 million and $44.5 million in cash payments for restructuring charges during the three and six months ended June 30, 2008 that related to employee termination benefits. Restructuring accrual activity associated with the Company’s cost initiative for the three and six months ended June 30, 2008 was as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Restructuring accrual activity:
Balance, beginning of period	$93,266	$67,961
Restructuring charges	13,560	66,319
Cash payments	(18,283)	(44,490)
Noncash write-downs and other adjustments	(3,560)	(4,807)

Balance, end of period	$84,983	$84,983

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

During the first half of 2008, the Corporation completed several reorganizations and consolidations to streamline operations and regulatory relationships. On January 1, Capital One Auto Finance Inc. (“COAF”) moved from a direct subsidiary of the Corporation to become a direct operating subsidiary of CONA. In connection with the COAF move, one of COAF’s direct operating subsidiaries, Onyx Acceptance Corporation (“Onyx”), became a direct subsidiary of the Corporation. On March 1, the Corporation converted Capital One Bank from a Virginia-state chartered bank to a national association called Capital One Bank (USA), National Association. On March 8, Superior Savings of New England, N.A. (“Superior”) merged with and into CONA. Both COBNA and CONA are primarily regulated by the Office of the Comptroller of the Currency (the “OCC”). In May 2008, we consolidated the business and operations of two registered broker-dealers, Capital One Securities, LLC (dba Capital One Investments, LLC) and Capital One Investment Services Corporation (formerly NFB Investment Services Corporation), into Capital One Investments Services Corporation. In addition, in May 2008, we consolidated the business and operations of three insurance agencies, Capital One Agency Corp., GreenPoint Agency, Inc. and Hibernia Insurance Agency, LLC into Green Point Agency, Inc., which is now known as Capital One Agency LLC.

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

Of the Company’s total managed loans, 34% and 37% were included in off-balance sheet securitizations for the periods ended June 30, 2008 and June 30, 2007, respectively.

In April 2008, the Financial Accounting Standards Board (“FASB”) voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. While the revised standard has not been finalized and the Board’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. This proposed revision could be effective as early as January 2010. As of June 30, 2008, the total assets of QSPEs to which the Company, acting as principal, has transferred and received sales treatment were $50.2 billion.

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

As of and for the three months ended June 30, 2008

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$1,727,756	$1,060,238	$2,787,994
Non-interest income	1,622,316	(320,341)	1,301,975

Total revenue	3,350,072	739,897	4,089,969
Provision for loan and lease losses	829,130	739,897	1,569,027
Net charge-offs	$793,048	$739,897	$1,532,945

Balance Sheet Measures
Loans held for investment	$97,065,238	$50,182,022	$147,247,260
Total assets	151,114,271	49,442,148	200,556,419
Average loans held for investment	97,949,572	49,766,121	147,715,693
Average earning assets	131,681,294	47,791,504	179,472,798
Average total assets	154,706,392	49,020,229	203,726,621
Delinquencies	$3,330,151	$2,031,479	$5,361,630

(1)	Income statement adjustments for the three months ended June 30, 2008 reclassify the net of finance charges of $1,385.3 million, past due fees of $229.2 million, other interest income of $(35.8) million and interest expense of $518.5 million; and net charge-offs of $739.9 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

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

Continuing Operations

The following discussion provides a summary of the second quarter of 2008 results compared to the same period in the prior year. All comparisons are based on continuing operations unless otherwise noted.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income was $452.9 million, or $1.21 per share (diluted) for the three months ended June 30, 2008, compared to $750.4 million, or $1.89 per share (diluted) for the three months ended June 30, 2007. Net income in the second quarter 2008 included an after-tax loss from discontinued operations of $9.6 million, or $0.03 per share (diluted), compared to an after-tax loss from discontinued operations of $17.2 million, or $0.04 per share (diluted) in the second quarter of 2007.

Income from continuing operations for the second quarter 2008 was $462.5 million, a decrease of $305.1 million, or 40% from $767.6 million in the second quarter 2007. Diluted earnings per share from continuing operations for the second quarter of 2008 were $1.24, a decrease of 36% from $1.93 in the second quarter 2007.

Results from continuing operations for the three months ended June 30, 2008 include:

•

An increase of $37.6 million in the provision for loan and lease losses due to the continued deterioration in credit and the weakening U.S. economy, resulting in an increase in our coverage ratio of allowance to loans held for investment.

•

Restructuring charges of $13.6 million for the second quarter 2008 resulting from the Company’s broad-based initiative announced during the second quarter of 2007 to reduce expenses and improve its competitive cost position.

•	A $71.0 million write down in the Company’s interest-only strips recorded in non-interest income.

•	A gain of $44.9 million in other non-interest income from the sale of shares of MasterCard.

Q2 2008 Significant Events

Weakening U.S. Economy and Credit Deterioration

The continuing weakness in the U.S. economy and credit deterioration has impacted the Company in multiple ways during the quarter, including:

•	Increased managed charge-off rate and managed delinquency rate to 4.15% and 3.64%, respectively,

•	Increased allowance for loan and leases losses to $3.3 billion,

•	Continued to tighten underwriting resulting in lower managed loans held for investment of $147.2 billion, a reduction of $790.0 million from the first quarter 2008,

•

Our revenue margin, risk-adjusted margin and net interest margin declined to 9.12%, 5.70% and 6.22%, respectively. The declines in our margins from the first quarter 2008 were due to a number of factors, including:

¡

the impact of interest rate cuts in the first quarter, which immediately affected funding expense but impacted variable rate credit card yields in the second quarter, leading to more normal levels of net interest spread,

¡

the impact of certain one time events, including the gain in the first quarter of $109.0 million from the Visa IPO coupled with the gain of $52.0 million from the early extinguishment of senior unsecured debt, offset by the gain on the sale of MasterCard shares during the second quarter,

¡	the increase in later stage delinquencies which increased our revenue suppression to $476.0 million,

¡	the decrease in early stage delinquencies which led to fewer fees being billed,

¡	an increase in our lower yielding investment portfolio and a reduction in our loan portfolio, resulting from the decisions to tighten underwriting and improve our liquidity position,

¡	the reduced impact from the pricing and fee policy changes made in the second half of 2007, and

¡	the $71.0 million write-down in the interest-only strips during the second quarter.

Sale of MasterCard Shares

The Company recognized a gain of $44.9 million in other non-interest income from the sale of 154,991 shares of MasterCard class B common stock.

Business Outlook

The statements contained in this section are based on our current expectations regarding the Corporation’s 2008 financial results and business strategies. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors” of this Form 10-Q and the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 .

2008 Expectations

Like many banks, Capital One expects to face continuing challenges due to the state of the U.S. economy in 2008. Expectations for 2008 financial and business results include:

•	the Corporation’s low single-digit percentage reduction in year-end volume of managed loan balances;

•	double digit percentage growth in year-end deposit balances;

•	low to mid-single digit percentage revenue growth, remaining toward the lower end of this range if second quarter 2008 conditions persist through year end;

•

an efficiency ratio in the mid-40’s percent range or lower, with the Corporation’s quarterly efficiency ratio modestly higher in second half 2008 due to revenue trends and seasonally higher expenses, and 2008 operating expenses at least $200 million less than in 2007;

•	increased delinquency and charge-off rates;

•	a tangible common equity (“TCE”) ratio above 6 percent; and

•	quarterly dividends of $0.375 per share throughout 2008, with common stock repurchases unlikely to resume if the U.S. economic outlook does not improve.

The Corporation expects that 2008 net income will be negatively affected by credit risk deterioration as the U.S. economy weakens. The Corporation believes that its balance sheet, credit risk management programs and certain business practices it adopted in recent years will continue to support its goals in managing its business and generating stockholder value in 2008.

Operating Segments

In the Local Banking segment, the Corporation expects little or no loan growth for the remainder of 2008, as an expected decrease in residential mortgages and small commercial real estate loans continues to offset expected growth in commercial loans. The Corporation expects double-digit percentage deposit growth across the Corporation, with continued deposit growth in the Local Banking segment due to increased product and marketing efforts in its branch and direct banking channels.

In the National Lending businesses, the Corporation expects several factors, including weakening consumer credit and uncertainty regarding the broader economy, to negatively impact financial results in 2008.

In the U.S. Card sub-segment, the Corporation expects the competitive environment to remain challenging. The Corporation expects U.S. Card revenue margins to stabilize near second quarter 2008 levels for the remainder of 2008, assuming continuation of certain conditions, including but not limited to the following: First, the Corporation expects fee revenues to decrease slightly due to fee policy adjustments in the first quarter, including a more lenient and targeted fee waiver policy. Second, the rate at which customers progress through each month of delinquency was lower during the early months of delinquency, and higher during the later months of delinquency, during second quarter 2008 compared to historical norms. This pattern negatively affects revenue by reducing late fee revenues from customers in the early stages of delinquency and by suppressing a higher portion of finance charges and fees that have accrued on balances as those amounts become less likely to be collected in later stages of delinquency. Despite the modestly lower revenue margins which result from these factors, the Corporation expects its full year revenue margin for 2008 to be higher than its full year revenue margin for 2007.

The Corporation expects the U.S. Card managed charge-off rate for third quarter 2008 to be in the low 6% range, but to increase to around 7% in fourth quarter 2008 due to typical seasonal payment patterns, continued weakening economic indicators as experienced in the first half of 2008 and the initial impacts as the Corporation adopts OCC minimum payment rules.

The Corporation expects to maintain a cautious approach to its underwriting and marketing practices. In 2008, the Corporation expects consistent or slightly lower year-end loan balances in U.S. Card, and no significant change in the composition of the U.S. Card portfolio, compared to year-end 2007. The Corporation also expects to continue to implement process and efficiency improvements.

In the Auto Finance sub-segment, the Corporation expects to continue to face challenges from the seasoning of loans originated in 2006 and 2007 and from the current U.S. economy more broadly. Additionally, automobile resale values are expected to decline as the national rate of automobile sales declines and as consumers appear to seek more fuel efficient vehicles.

The Corporation has reduced its automobile finance originations across the credit spectrum, particularly by originating loans to less risky customers within the subprime market in lieu of those the Corporation believes to be most risky, and by largely ceasing its originations of automobile loans to “near prime” consumers. The Auto Finance business is also focusing on a smaller network of dealers who have historically produced loans with better credit and profit performance. Overall, the Corporation expects to originate at least 40% less in automobile financing loans during 2008 than during 2007. As a result, the Company expects charge-offs and delinquencies arising from its automobile finance loans originated in 2008 to be lower than from those originated in 2007. The Corporation also expects its automobile finance charge-off and delinquency rates, as well as its operating expenses as a percentage of loans, to increase as outstanding automobile loan assets decrease. The Corporation will continue to monitor the performance of its Auto Finance business and is prepared to take further actions based on future results.

In the International businesses, the Corporation remains cautious about its U.K. credit card business due to early indications of possible degrading economic trends in the U.K. The Corporation expects continued stable performance in its Canadian credit card business.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company at and for the three and six month periods ended June 30, 2008 and 2007.

Table 1: Financial Summary

	As of and for the Three Months Ended June 30			As of and for the Six Months Ended June 30
(Dollars in thousands)	2008	2007 (2)	Change	2008	2007 (2)	Change
Earnings (Reported):
Net interest income	$1,727,756	$1,538,581	$189,175	$3,539,673	3,143,124	396,549
Non-interest income:
Servicing and securitizations	834,740	1,226,896	(392,156)	1,917,802	2,214,978	(297,176)
Service charges and other customer-related fees	524,209	482,979	41,230	1,098,270	962,446	135,824
Mortgage servicing and other	16,552	103,653	(87,101)	51,807	155,103	(103,296)
Interchange	132,730	125,979	6,751	284,632	244,090	40,542
Other	114,085	32,344	81,741	326,283	169,604	156,679

Total non-interest income	1,622,316	1,971,851	(349,535)	3,678,794	3,746,221	(67,427)

Total Revenue(1)	3,350,072	3,510,432	(160,360)	7,218,467	6,889,345	329,122
Provision for loan and lease losses	829,130	396,713	432,417	1,908,202	746,758	1,161,444
Marketing	288,100	326,067	(37,967)	585,893	656,961	(71,068)
Restructuring expenses	13,560	91,074	(77,514)	66,319	91,074	(24,755)
Operating expenses	1,517,941	1,617,394	(99,453)	2,989,666	3,260,547	(270,881)

Income from continuing operations before taxes	701,341	1,079,184	(377,843)	1,668,387	2,134,005	(465,618)
Income taxes	238,843	311,572	(72,729)	573,334	680,269	(106,935)

Income from continuing operations, net of tax	462,498	767,612	(305,114)	1,095,053	1,453,736	(358,683)
Loss from discontinued operations, net of tax	(9,593)	(17,240)	7,647	(93,644)	(28,314)	(65,330)

Net income	452,905	750,372	(297,467)	1,001,409	1,425,422	(424,013)

Common Share Statistics:
Basic EPS:
Income from continuing operations, net of tax	$1.24	$1.96	$(0.72)	$2.95	$3.64	$(0.69)
Loss from discontinued operations, net of tax	(0.03)	(0.04)	0.01	(0.25)	(0.07)	(0.18)

	As of and for the Three Months Ended June 30			As of and for the Six Months Ended June 30
(Dollars in thousands)	2008	2007 (2)	Change	2008	2007 (2)	Change
Net income	$1.21	$1.92	$(0.71)	$2.70	$3.57	$(0.87)
Diluted EPS
Income from continuing operations, net of tax	$1.24	$1.93	$(0.69)	$2.94	$3.58	$(0.64)
Loss from discontinued operations, net of tax	(0.03)	(0.04)	0.01	(0.25)	(0.07)	(0.18)

Net income	$1.21	$1.89	$(0.68)	$2.69	$3.51	$(0.82)

Selected Balance Sheet Data: (3)
Reported loans held for investment (period end)	$97,065,238	$90,929,565	$6,135,673	$97,065,238	$90,929,565	$6,135,673
Managed loans held for investment (period end)	147,247,260	143,497,756	3,749,504	147,247,260	143,497,756	3,749,504
Reported loans held for investment (average)	97,949,572	91,144,738	6,804,834	98,884,218	92,298,829	6,585,389
Managed loans held for investment (average)	147,715,693	142,616,011	5,099,682	148,717,595	143,121,215	5,596,380
Allowance for loan and lease losses	(3,311,003)	(2,120,000)	(1,191,003)	(3,311,003)	(2,120,000)	(1,191,003)
Interest bearing deposits (period end)	81,655,001	74,235,376	7,419,625	81,655,001	74,235,376	7,419,625
Total deposits (period end)	92,407,060	85,471,486	6,935,574	92,407,060	85,471,486	6,935,574
Interest bearing deposits (average)	78,675,090	75,218,488	3,456,602	76,504,466	74,840,277	1,664,189
Total deposits (average)	89,522,573	86,718,996	2,803,577	87,234,496	86,173,906	1,060,590

Selected Company Metrics (Reported): (3)
Return on average assets (ROA)	1.20%	2.15%	(0.95)%	2.03%	3.09%	(1.06)%
Return on average equity (ROE)	7.45%	12.22%	(4.77)%	8.11%	11.24%	(3.13)%
Net charge-off rate	3.24%	1.76%	1.48%	3.16%	1.80%	1.36%
Net interest margin	5.25%	5.15%	0.10%	5.46%	5.24%	0.22%
Revenue margin	10.18%	11.76%	(1.58)%	11.13%	11.48%	(0.35)%

Selected Company Metrics (Managed): (3)
Return on average assets (ROA)	0.91%	1.59%	(0.68)%	1.35%	1.99%	(0.65)%
Net charge-off rate	4.15%	2.50%	1.65%	4.06%	2.57%	1.49%
Net interest margin	6.22%	6.19%	0.03%	3.99%	3.72%	0.27%
Revenue margin	9.12%	9.48%	(0.36)%	8.13%	8.16%	(0.03)%

(1)	In accordance with our finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $476.0 million and $236.3 million for the three months ended June 30, 2008 and 2007, respectively, and $883.6 and $449.9 million for the six months ended June 30, 2008 and 2007, respectively.
(2)	Prior period amounts have been reclassified to conform with current period presentation.
(3)	Based on continuing operations.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XII, Tabular Summary as detailed in sections below.

All quarterly comparisons are made between the three month period ended June 30, 2008 and the three month period ended June 30, 2007 on a continuing operations basis, unless otherwise noted. All year to date comparisons are made between the six month period ended June 30, 2008 and the six month period ended June 30, 2007, on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three months ended June 30, 2008, reported net interest income increased 12.3%, or $189.2 million. Net interest margin increased 10 basis points to 5.25% for the three months ended June 30, 2008 from 5.15% for the three months ended June 30, 2007.

For the six months ended June 30, 2008, reported net interest income increased 12.6%, or $396.5 million. Net interest margin increased 22 basis points to 5.46% for the six months ended June 30, 2008 from 5.24% for the six months ended June 30, 2007.

The increases in net interest income were primarily driven by modest loan growth and increased margins in the U.S. Card sub-segment due to selective pricing changes implemented after the completion of the card holder system conversion in the late second quarter of 2007.

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

For the three months ended June 30, 2008, reported non-interest income decreased 17.7%. The decrease was due to decreases in servicing and securitizations and a reduction in mortgage servicing and other.

For the six months ended June 30, 2008, reported non-interest income decreased 1.8%. The decrease was due to decreases in servicing and securitizations and a reduction in mortgage servicing and other.

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

Servicing and securitizations income decreased 32% or $392.2 million to $834.7 million for the three months ended June 30, 2008 from $1,226.9 million for the three months ended June 30, 2007.

Servicing and securitizations income decreased 13.4% or $297.2 million to $1.9 billion for the six months ended June 30, 2008 from $2.2 billion for the six months ended June 30, 2007.

The decrease was due to the decrease in the interest-only strips and due to higher charge-offs in the securitized portfolio as a result of the worsening credit environment.

Service Charges and Other Customer-Related Fees

For the three months ended June 30, 2008, service charges and other customer-related fees grew 8.5% to $524.2 million from $483.0 million in the second quarter of 2007.

For the six months ended June 30, 2008, service charges and other customer-related fees grew 14.1% to $1,098.3 million from $962.4 million in the second quarter of 2007.

The increase was due to the U.S. Card sub-segment selective pricing and fee changes implemented late in the second quarter of 2007.

Mortgage Servicing and Other

Mortgage servicing and other is comprised of non-interest income related to our continuing mortgage servicing business and other mortgage related income. For the three months ended June 30, 2008, mortgage servicing and other income decreased 84.0% to $16.6 million from $103.7 million.

For the six months ended June 30, 2008, mortgage servicing and other income decreased 66.6% to $51.8 million from $155.1 million.

The decrease was due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and the discontinuance of originations subsequent to the shutdown of GreenPoint’s mortgage origination business in 2007.

Interchange

Interchange income increased $6.8 million to $132.7 million for the three months ended June 30, 2008 and $40.5 million to $284.6 million for the six months ended June 30, 2008, due to an increase in purchase volume of 2.0% for the three months ended and 3.4% for the six months ended, partially offset by higher costs associated with the rewards program.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with derivative transactions and revenue generated by our healthcare finance business.

Other non-interest income for the three months ended June 30, 2008, increased 252.7% or $81.7 million to $114.1 million and for the six months ended June 30, 2008, increased 92.4% or $156.7 million to $326.2 million. The increase is primarily the result of recognizing a gain of $44.9 million from the conversion and sale of shares of MasterCard class B common stock in the second quarter of 2008, a gain of $109.0 million from the redemption of 2.5 million shares related to the Visa IPO in the first quarter of 2008 and a gain of $52.0 million from the repurchase of senior unsecured debt in the first quarter of 2008.

Provision for loan and lease losses

Provision for loan and lease losses increased $432.4 million to $829.1 million for the three months ended June 30, 2008, compared to the same period in the prior year.

Provision for loan and lease losses increased $1.2 billion to $1.9 billion for the six months ended June 30, 2008, compared to the same period in the prior year.

The increase in provision is a result of continued economic weakening and charge-off and delinquency trends.

Non-interest expense

Non-interest expense consists of marketing, restructuring and operating expenses.

Non-interest expense decreased 10.6% to $1.8 billion for the three months ended June 30, 2008. The decrease is due to decreased salary and associate benefit expenses of $89.3 million, and decreased marketing expenses of $38.0 million.

Non-interest expense decreased 9.2% to $3.6 billion for the six months ended June 30, 2008. The decrease is due to decreased salary and associate benefit expenses of $153.2 million, and decreased marketing expenses of $71.1 million.

Marketing expenses decreased as a result of changes in the mix of marketing channels and selected pullbacks across all segments. Operating expenses were also lower as a result of continued focus on efficiency gains.

Income taxes

The Company’s effective income tax rate was 34.1% and 34.4% for the three month and six month periods ended June 30, 2008, respectively, compared to 28.7% and 31.8% for the same periods in the prior year. The effective rate includes federal, state, and international tax components. The increase in the rate for the three and six month periods ended June 30, 2008 was primarily due to a $69.0 million one-time tax benefit related to the Company’s international tax position recognized in the second quarter of 2007.

During the six months ended June 30, 2008, the Company settled a number of federal and state tax examinations of acquired subsidiaries related to pre-acquisition tax periods. Those settlements resulted in a reduction in the amount of gross unrecognized tax benefits of approximately $50.0 million.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment grew 3.6%, or $5.1 billion compared to the three months ended June 30, 2007. The increase primarily consisted of an increase of $2.1 billion in the National Lending segment and an increase of $2.1 billion in the Local Banking segment.

Average managed loans held for investment grew 3.9%, or $5.6 billion compared to the six months ended June 30, 2007. The increase primarily consisted of an increase of $2.4 billion in the National Lending segment and an increase of $2.1 billion in the Local Banking segment.

For additional information, see section XII, Tabular Summary, Table C (Managed Consumer Loan Portfolio) and Table D (Composition of Reported Loan Portfolio).

Delinquencies

The Company believes delinquencies to be an indicator of loan portfolio credit quality at a point in time.

The 30-plus day delinquency rate for the reported and managed consumer loan portfolio for the second quarter of 2008 increased 83 and 78 basis points to 3.43% and 3.64%, respectively, compared to the same period in the prior year. The increases are attributed to the impact of selective pricing and fee policy changes late in the second quarter of 2007 and continued economic weakening.

For additional information, see section XII, Tabular Summary, Table E (Delinquencies).

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. We charge off credit card loans at 180 days past the statement cycle date and generally charge off other consumer loans at 120 days past the due date or upon repossession of collateral. Bankruptcies charge-off within 30 days of notification and deceased customers’ accounts charge-off within 60 days of notification. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collections expense in other non-interest expense.

The reported and managed net charge-off rates increased 148 and 165 basis points, respectively, with net charge-off dollars increasing 97% and 72% on a reported and managed basis, respectively, for the three months ended June 30, 2008 compared to the same period in the prior year.

The reported and managed net charge-off rates increased 136 and 150 basis points, respectively, with net charge-off dollars increasing 88% and 64% on a reported and managed basis, respectively, for the six months ended June 30, 2008 compared to the same period in the prior year.

The increase in net charge-off rates is attributed to the impact of selective pricing and fee policy changes and continued economic weakening.

For additional information, see section XII, Tabular Summary, Table F (Net Charge-offs).

Nonperforming Loans

Nonperforming loans include commercial loans, consumer real estate and auto loans that are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning full collectibility of both principal and interest. All other consumer loans and small business credit card loans are not placed in nonaccrual status prior to charge-off.

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

Nonperforming loans as a percentage of total loans held for investment were 0.56% and 0.20% at June 30, 2008 and 2007, respectively.

For additional information, see section XII, Tabular Summary, Table G (Nonperforming Assets).

Allowance for loan and lease losses

The allowance for loan and lease losses related to loans held for investment increased $1.2 billion, or 56% to $3.3 billion at June 30, 2008 from $2.1 billion at June 30, 2007. The increase is driven primarily by continued economic weakening and charge-off and delinquency trends in our National Lending businesses.

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

Local Banking Segment

Table 2: Local Banking

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$1,489,612	$1,731,833	$3,064,937	$3,478,046
Interest expense	899,907	1,143,674	1,908,278	2,312,834

Net interest income	589,705	588,159	1,156,659	1,165,212
Non-interest income	192,758	254,401	408,227	500,974

Total revenue	782,463	842,560	1,564,886	1,666,186
Provision for loan and lease losses	92,043	23,929	152,437	47,705
Non-interest expense	587,211	580,788	1,192,562	1,166,703

Income before taxes	103,209	237,843	219,887	451,778
Income taxes	36,123	83,046	76,960	157,783

Net income	$67,086	$154,797	$142,927	$293,995

Selected Metrics (Managed Basis)
Commercial lending
Commercial and multi-family real estate(4)	$12,706,320	$11,755,806	$12,706,320	$11,755,806
Middle market(5)	9,215,511	7,397,040	9,215,511	7,397,040
Small ticket commercial real estate(6)	2,770,249	2,428,215	2,770,249	2,428,215
Specialty lending(7)	3,684,688	2,863,964	3,684,688	2,863,964

Total commercial lending	28,376,768	24,445,025	28,376,768	24,445,025

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Small business lending(8)	4,833,514	4,929,597	4,833,514	4,929,597
Consumer lending
Mortgages(9)	7,654,722	9,271,456	7,654,722	9,271,456
Branch based home equity & other consumer(10)	3,475,649	3,593,425	3,475,649	3,593,425

Total consumer lending	11,130,371	12,864,881	11,130,371	12,864,881
Other(11)	(69,919)	(319,858)	(69,919)	(319,858)

Period end loans held for investment	$44,270,734	$41,919,645	$44,270,734	$41,919,645
Average loans held for investment	$44,250,451	$42,110,537	$44,068,919	$41,979,336
Core deposits(1)	$63,407,571	$63,619,337	$63,407,571	$63,619,337
Total deposits	$74,245,677	$74,273,736	$74,245,677	$74,273,736
Loans held for investment yield	6.35%	7.03%	6.55%	7.01%
Net interest margin – loans(2)	1.99%	1.88%	1.96%	1.89%
Net interest margin—deposits(3)	2.04%	2.01%	1.93%	1.99%
Efficiency ratio	75.05%	68.93%	76.21%	70.02%
Charge-off rates
Commercial lending
Commercial and multi-family real estate	0.10%	0.05%	0.06%	0.03%
Middle market	0.05%	0.03%	0.10%	0.05%
Small ticket commercial real estate	0.00%	0.12%	0.14%	0.08%
Specialty lending	0.16%	0.07%	0.10%	0.07%

Total commercial lending	0.08%	0.06%	0.09%	0.04%
Small business lending	0.86%	0.42%	0.89%	0.36%
Consumer lending
Mortgages	0.36%	0.11%	0.23%	0.09%
Branch based home equity & other consumer	1.15%	0.63%	1.25%	0.67%

Total consumer lending	0.60%	0.25%	0.54%	0.25%

Net charge-off rate	0.34%	0.19%	0.32%	0.17%
Non performing loans	$359,017	$80,781	$359,017	$80,781
Non performing loans as a % of loans held of investment	0.81%	0.19%	0.81%	0.19%
Non performing assets	$388,624	$96,387	$388,624	$96,387
Non performing asset rates
Commercial lending
Commercial and multi-family real estate	0.89%	0.00%	0.89%	0.00%
Middle market	0.30%	0.11%	0.30%	0.11%
Small ticket commercial real estate	2.71%	0.18%	2.71%	0.18%
Specialty lending	0.25%	0.19%	0.25%	0.19%

Total commercial lending	0.79%	0.09%	0.79%	0.09%
Small business lending	1.10%	0.75%	1.10%	0.75%
Consumer lending
Mortgages	1.25%	0.30%	1.25%	0.30%
Branch based home equity & other consumer	0.43%	0.26%	0.43%	0.26%

Total consumer lending	0.99%	0.29%	0.99%	0.29%
Total non performing asset rate	0.88%	0.23%	0.88%	0.23%
Non-interest expense as a % of average loans held for investment	5.31%	5.52%	5.41%	5.56%
Number of active ATMs	1,303	1,253	1,303	1,253
Number of locations	740	724	740	724

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.
(2)	Net interest margin-loans equals net interest income-loans divided by average managed loans.
(3)	Net interest margin-deposits equals net interest income-deposits divided by average retail deposits.
(4)	Commercial and multi-family real estate targets private developers and commercial property investors and owners with credit requirements up to $100 million.
(5)	Middle market focuses on businesses with annual revenues between $10 million and $250 million located within the segment’s local footprint.
(6)	Small ticket commercial real estate is comprised of small business products, mainly mixed-use and multifamily real-estate in the Local Banking segment.
(7)	Specialty lending provides equipment leasing and other specialized lending in the national marketplace.
(8)	Small business lending is focused on businesses with $10 million or less in revenues and $3 million or less in household size.
(9)	Mortgage lending includes held for investment first lien residential mortgage assets.
(10)	Branch based home equity and other consumer lending primarily includes home equity loans and lines of credit in the local consumer banking segment, and some consumer unsecured loans and lines of credit.
(11)	Other loans held for investment includes unamortized premiums and discounts recognized on loans acquired in the North Fork and Hibernia acquisitions, certain items in process, and other loans originated by the Local Banking segment.

The Local Banking segment includes the Company’s branch, treasury services and national deposit gathering activities; its commercial, branch based small business lending and certain branch originated consumer lending; and its mortgage servicing and home loans origination activities.

The Banking segment contributed $67.1 million and $142.9 million of income for the three and six months ended June 30, 2008, respectively, compared to $154.8 million and $294.0 million in the comparable periods of the prior year. At June 30, 2008, loans held for investment in the Local Banking segment totaled $44.3 billion while deposits outstanding totaled $74.2 billion. Profits are primarily generated from net interest income, which represents the spread between loan yields and the internal cost of funds charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. Net interest income was flat for the quarter ended June 30, 2008 compared to the prior year quarter. Net interest income decreased slightly for the six months ended June 30, 2008 compared to the same period in the prior year largely due to a slight decline in deposit margins. Contraction in deposit margins was offset partially by increased net interest income on the loan portfolio, as loan balances grew and spreads improved slightly.

Non-interest income declined for the three and six months ended June 30, 2008 compared to the same periods of the prior year as mortgage originations at Capital One Home Loans decreased significantly over 2007 levels due to the continued industry-wide challenges in the mortgage market. The decline in mortgage originations resulted in lower gain on sale revenue of $21.2 million for the six months ended June 30, 2008 compared to six months ended June 30, 2007. In addition, the six months ended June 30, 2008 included an increase in the representation and warranty reserve for Capital One Home Loans of $15.4 million which is recorded as an offset to non-interest income. The change in the fair value of mortgage servicing rights, net of the freestanding derivatives, resulted in an expense of $5.5 million and $4.6 million for the three and six months ended June 30, 2008, respectively. In addition, the six months ended June 30, 2007 included a one time gain on sale of $13.3 million from the sale of Hibernia Insurance Agency.

Provision expense increased year over year as additional loan loss provisions were recorded to reflect the increase in non-performing loans during the second quarter of 2008. Credit quality of the segment’s loan portfolio has been negatively impacted by the general economic conditions. However, losses remain at relatively low levels, with a net charge-off rate of 0.34% and 0.32% for the three and six months ended June 30, 2008, respectively.

Non-interest expenses for the three and six months ended June 30, 2008 were $587.2 million and $1.2 billion, respectively, compared to $580.8 million and $1.2 billion in the comparable periods of the prior year. Non-interest expenses include the direct costs of operating the branch network and commercial, small business and consumer loan businesses, marketing expenses, and certain Company-wide expenses allocated to the segment. In addition, non-interest expense includes the amortization of core deposit intangibles, as well as the costs of integrating banking segment activities. During the six months ended June 30, 2008 the Company substantially completed the integration of its deposit systems and the conversion of its branch network in New York and New Jersey to the Capital One Bank brand. Non-interest expense increased due to integration related expenses and expenses related to the operation of branches opened during 2007 partially offset by declines in core deposit intangible amortization and mortgage servicing and home loans related expenses.

National Lending Segment

Table 3: National Lending

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$3,181,773	$3,253,448	$6,711,790	$6,501,263
Interest expense	1,014,244	1,193,205	2,135,678	2,374,192

Net interest income	2,167,529	2,060,243	4,576,112	4,127,071
Non-interest income	1,164,810	1,133,318	2,390,924	2,225,384

Total revenue	3,332,339	3,193,561	6,967,036	6,352,455
Provision for loan and lease losses	1,470,642	869,149	3,147,862	1,718,365
Other non-interest expense	1,236,567	1,333,956	2,515,738	2,724,807

Income before taxes	625,130	990,456	1,303,436	1,909,283
Income taxes	217,496	341,323	453,699	657,802

Net income	$407,634	$649,133	$849,737	$1,251,481

Selected Metrics (Managed Basis)
Period end loans held for investment	$102,201,802	$101,590,039	$102,201,802	$101,590,039
Average loans held for investment	$102,629,246	$100,520,138	$103,801,440	$101,393,507
Core deposits(1)	$1,954	$1,124	$1,954	$1,124
Total deposits	$1,644,241	$2,411,435	$1,644,241	$2,411,435
Loans held for investment yield	12.40%	12.95%	12.93%	12.82%
Net interest margin	8.45%	8.20%	8.82%	8.14%
Revenue margin	12.99%	12.71%	13.42%	12.53%
Risk-adjusted margin	7.31%	9.24%	7.92%	8.97%
Non-interest expense as a % of average loans held for investment	4.82%	5.31%	9.69%	5.37%
Efficiency ratio	37.11%	41.77%	36.11%	42.89%
Net charge-off rate	5.67%	3.47%	5.51%	3.56%
30+ day delinquency rate	4.87%	3.89%	4.87%	3.89%
Number of accounts (000s)	45,812	48,536	45,812	48,536

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.

The National Lending segment consists of two sub-segments: U.S. Card and Other National Lending. Other National Lending consists of Auto Finance and International.

The National Lending segment contributed $407.6 million of net income for the quarter ended June, 2008, compared to $649.1 million in the prior year quarter. At June 30, 2008, loans outstanding in the National Lending segment totaled $102.2 billion while deposits outstanding totaled $1.6 billion. Profits are primarily generated from net interest income, including past-due fees earned and deemed collectible from our loans, and non-interest income including the sale and servicing of loans and other fees charged to customers. Total revenue increased 4% from the prior year quarter, primarily due to growth in the average managed loan portfolio of 2.1% and selective pricing changes in the U.S. Card sub-segment. Provision for loan and lease losses increased $601.5 million, or 69.2% compared to the same quarter last year, driven by increased credit losses in the U.S. Card and Auto Finance businesses, and continued economic weakening.

U.S. Card Sub-Segment

Table 4: U.S. Card

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$2,132,284	$2,214,408	$4,565,949	$4,439,536
Interest expense	608,655	778,576	1,298,606	1,555,958

Net interest income	1,523,629	1,435,832	3,267,343	2,883,578
Non-interest income	1,010,177	971,894	2,081,008	1,864,562

Total revenue	2,533,806	2,407,726	5,348,351	4,748,140
Provision for loan and lease losses	1,099,453	538,379	2,219,478	1,030,430
Non-interest expense	910,619	965,556	1,849,479	1,993,105

Income before taxes	523,734	903,791	1,279,394	1,724,605
Income taxes	183,307	310,904	447,788	593,264

Net income	$340,427	$592,887	$831,606	$1,131,341

Selected Metrics (Managed Basis)
Period end loans held for investment	$68,059,998	$66,539,623	$68,059,998	$66,539,623
Average loans held for investment	$67,762,384	$65,639,360	$68,153,287	$66,444,564
Loans held for investment yield	12.59%	13.49%	13.40%	13.36%
Net interest margin	8.99%	8.75%	9.59%	8.68%
Revenue margin	14.96%	14.67%	15.70%	14.29%
Risk adjusted margin	8.70%	11.11%	9.64%	10.65%
Non-interest expense as a % of average loans held for investment	5.38%	5.88%	5.43%	6.00%
Efficiency ratio	35.94%	40.10%	34.58%	41.98%
Net charge-off rate	6.26%	3.56%	6.05%	3.64%
30+ day delinquency rate	3.85%	2.98%	3.85%	2.98%
Purchase volume(1)	26,738,213	26,940,397	51,281,295	51,015,769
Number of total accounts (000s)	38,415	41,174	38,415	41,174

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card sub-segment consists of domestic consumer credit card lending, national small business lending, installment loans and other unsecured consumer financial service lending.

Managed loans grew 2% year over year. The growth was driven primarily by continued growth in small business card and other lending businesses. Purchase volume declined 0.8% quarter over quarter, driven by fewer active accounts in our consumer credit card portfolio, partially offset by modest increases in our small business card business.

For the quarter ended June 30, 2008, net income was $340.4 million, a decline of $252.5 million, or 43%, compared to the prior year quarter. For the six months ended June 30, 2008, net income was $831.6, a decline of $299.7 million, or 26% compared to the six months ended June 30, 2007. Both declines are driven primarily by an increase in provision for loan and lease losses, partially offset by increased revenue. The provision for loan and lease losses increased $561.1 million, or 104%, compared to the second quarter of 2007. For the six months ended June 30, 2008, provision for loan and lease losses increased $1,189.0 million, or 115% compared to the year ago period. The net charge-off rate for the quarter ended June 30, 2008 was 6.26%, an increase of 270 basis points compared to the same quarter last year. The net charge-off rate for the six months ended June 30, 2008 was 6.05%, up 218 basis points compared to the six months ended June 30, 2007. Both increases are driven mostly by the worsening credit environment and the impact of the selective pricing and fee policy changes we made in 2007.

Revenue increased $126.1 million to $2.5 billion compared to the prior year quarter. For the six months ended June 30, 2008, revenue increased $600.2 million to $5.3 billion compared to the year ago period. Both increases are primarily due to margin expansion in the second half of 2007 resulting from internal strategy shifts in pricing.

Non-interest expense for the quarter ended June 30, 2008 declined by 6% from the second quarter of 2007, on the strength of reductions in both marketing and operating expense. Marketing expense was lower as a result of changes in the mix of marketing channels and selected pullbacks across all segments. Operating expense was lower as a result of continued focus on efficiency gains.

Other National Lending Sub-Segment

Table 5: Other National Lending

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$1,049,489	$1,039,040	$2,145,841	$2,061,727
Interest expense	405,589	414,629	837,072	818,234

Net interest income	643,900	624,411	1,308,769	1,243,493
Non-interest income	154,633	161,424	309,916	360,822

Total revenue	798,533	785,835	1,618,685	1,604,315
Provision for loan and lease losses	371,189	330,770	928,384	687,935
Non-interest expense	325,948	368,400	666,259	731,702

Income before taxes	101,396	86,665	24,042	184,678
Income taxes	34,189	30,419	5,911	64,538

Net income	$67,207	$56,246	$18,131	$120,140

Selected Metrics (Managed Basis)
Period end loans held for investment	$34,141,804	$35,050,416	$34,141,804	$35,050,416
Average loans held for investment	$34,866,862	$34,880,778	$35,648,153	$34,948,943
Loans held for investment yield	12.04%	11.92%	12.04%	11.80%
Net interest margin	7.39%	7.16%	7.34%	7.12%
Revenue margin	9.16%	9.01%	9.08%	9.18%
Risk-adjusted margin	4.57%	5.71%	4.62%	5.77%
Non-interest expense as a % of average loans held for investment	3.74%	4.22%	3.74%	4.19%
Efficiency ratio	40.82%	46.88%	41.16%	45.61%
Net charge-off rate	4.53%	3.30%	4.46%	3.41%
30+ day delinquency rate	6.91%	5.63%	6.91%	5.63%
Number of total accounts (000s)	7,396	7,362	7,396	7,362

The Other National Lending sub-segment consists of the Auto Finance and International components.

Auto Finance (a component of Other National Lending)

Table 6: Auto Finance

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$666,499	$651,821	$1,357,418	$1,289,430
Interest expense	276,911	277,783	566,268	543,339

Net interest income	389,588	374,038	791,150	746,091
Non-interest income	15,672	23,273	31,782	83,859

Total revenue	405,260	397,311	822,932	829,950
Provision for loan and lease losses	230,614	182,278	638,865	382,336
Non-interest expense	123,021	157,044	259,190	321,992

Income before taxes	51,625	57,989	(75,123)	125,622
Income taxes	18,069	19,948	(26,293)	43,214

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income	$33,556	$38,041	$(48,830)	$82,408
Selected Metrics (Managed Basis)
Period end loans held for investment	$23,401,160	$24,067,760	$23,401,160	$24,067,760
Average loans held for investment	$24,098,881	$23,898,070	$24,573,191	$23,748,702
Loans held for investment yield	11.06%	10.91%	11.05%	10.86%
Net interest margin	6.47%	6.26%	6.44%	6.28%
Revenue margin	6.73%	6.65%	6.70%	6.99%
Risk-adjusted margin	2.88%	4.30%	2.78%	4.67%
Non-interest expense as a % of average loans held for investment	2.04%	2.63%	2.11%	2.71%
Efficiency ratio	30.36%	39.53%	31.50%	38.80%
Net charge-off rate	3.84%	2.35%	3.92%	2.32%
30+ day delinquency rate	7.62%	6.00%	7.62%	6.00%
Auto loan originations(1)	1,513,686	2,992,427	3,953,913	6,304,295
Number of total accounts (000s)	1,710	1,771	1,710	1,771

The Auto Finance component consists of automobile and other motor vehicle financing activities.

For the three months ended June 30, 2008, the Auto Finance component earned $33.6 million of net income, compared to $38.0 million for the second quarter of 2007. For the six months ended June 30, 2008, the Auto Finance component recognized a net loss of $48.8 million, compared to net income of $82.4 million through the same period of 2007. Earnings for 2008 have been pressured by worsening credit, which more than offsets increases in interest income and reductions in operating expense.

The ending loan portfolio decreased 2.8% from the prior year quarter as origination volumes have been reduced to improve profitability and portfolio resiliency by originating loans with better credit characteristics within both the subprime and prime portfolios.

Net interest income increased $15.6 million compared to the prior year quarter, and $45.1 million over the prior year six months. The increases are driven by growth in average receivables and improved net interest margins on new originations. Non-interest income for the six months ended June 30, 2008 decreased primarily due to one-time gain of $46.2 million in first quarter of 2007 related to the sale of 1.8 million shares of DealerTrack Holding Inc. stock.

For the three and six month periods ended June 30, 2008, the Auto Finance segment’s net charge-off rate was up 148 basis points and 160 basis points, respectively, compared with the same periods in the prior year. The 30-plus day delinquency rate at June 30, 2008 increased by 162 basis points over the prior year. While the credit characteristics for loans originated during the first half of the year were substantially better than those originated a year or more ago, credit losses will remain elevated until these older vintages season. Furthermore, the adverse credit performance is being driven by the impact of a weakening U.S. economy and reduced recoveries, resulting primarily from falling auction market prices for used automobiles.

Non-interest expense declined $34.0 million compared to the prior year quarter and $62.8 million compared to the prior year six months. Total non-interest expenses have decreased as a result of reductions in direct marketing, overall origination pullbacks, and benefits from the integration of dealer programs of legacy Capital One, Onyx, Hibernia, and North Fork auto lending businesses during 2007.

International (a component of Other National Lending)

Table 7: International

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$382,990	$387,219	$788,423	$772,297
Interest expense	128,678	136,846	270,804	274,895

Net interest income	254,312	250,373	517,619	497,402
Non-interest income	138,961	138,151	278,134	276,963

Total revenue	393,273	388,524	795,753	774,365
Provision for loan and lease losses	140,575	148,492	289,519	305,599
Non-interest expense	202,927	211,356	407,069	409,710

Income before taxes	49,771	28,676	99,165	59,056
Income taxes	16,120	10,471	32,204	21,324

Net income	$33,651	$18,205	$66,961	$37,732

Selected Metrics (Managed Basis)
Period end loans held for investment	$10,740,644	$10,982,656	$10,740,644	$10,982,656
Average loans held for investment	$10,767,981	$10,982,708	$11,074,962	$11,200,241
Loans held for investment yield	14.23%	14.10%	14.24%	13.79%
Net interest margin	9.45%	9.12%	9.35%	8.88%
Revenue margin	14.61%	14.15%	14.37%	13.83%
Risk-adjusted margin	8.54%	8.77%	8.70%	8.11%
Non-interest expense as a % of average loans held for investment	7.54%	7.70%	7.35%	7.32%
Efficiency ratio	51.60%	54.40%	51.16%	52.91%
Net charge-off rate	6.07%	5.39%	5.67%	5.72%
30+ day delinquency rate	5.35%	4.82%	5.35%	4.82%
Purchase volume	$2,879,223	$2,094,280	$5,595,283	$3,969,261
Number of total accounts (000s)	5,687	5,591	5,687	5,591

The International component consists of U.K. and Canada lending activities.

For the quarter ended June 30, 2008, International net income increased $15.4 million as compared to the prior year quarter. Compared to the prior year six months, net income increased $29.2 million. Most components of net income have improved compared to prior periods as a result of growth in the Canada portfolio and stable performance within the U.K.

As compared to June 30, 2007, ending loans have decreased $242.0 million as a result of continued tightening of U.K. underwriting, partially offset by Canadian growth.

Total revenue increased $4.7 million from the prior year quarter, and $21.4 million from the prior year six months. Revenue increases are largely due to asset mix shifts and increased fee income in Canada, partially offset by lower U.K. volumes and discontinuation of the U.K. home loans business, as well as some modest foreign exchange benefits from the weaker U.S. dollar.

For the quarter ended June 30, 2008, total provision expenses decreased $7.9 million compared to prior year quarter, and $16.1 million compared to prior year six months. The decrease was primarily due to a reduction in the allowance for loan and lease losses for the U.K. driven by lower loans held for investment compared to June 30, 2007.

Non-interest expense decreased $8.4 million compared to the prior year quarter, and $2.6 million as compared to the prior year six months. U.K. marketing expenses decreased on pullback and shift towards inbound channels. Canada operating expenses continued to show improvement on cost reduction efforts. U.K. operating expenses increased slightly due to higher IT costs and rewards costs in the second quarter of 2008.

VIII. Funding

Funding Availability

We have established access to a variety of funding sources.

Table 8 illustrates our non deposit funding sources.

Table 8: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date		Availability (1)	Outstanding (3)	Final Maturity (4)
Senior and Subordinated Global Bank Note Program(2)	6/05		$1,800	$2,246	—
FHLB Advances	*		$5,915	$5,885	*
Capital One Auto Loan Facility I	3/02		$2,050	$—	—
Capital One Auto Loan Facility II	3/05		$500	$—	—
Committed Securitization Conduits	*	*	$10,273	$4,401	*	*

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)		Outstanding (3)	Final Maturity (4)
Corporation Automatic Shelf Registration Statement	5/06	*	**	N/A	*	***

(1)	All funding sources are non-revolving except for the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	Amounts outstanding are as of June 30, 2008.
(4)	Maturity date refers to the date the facility terminates, where applicable.
*	FHLB capacity was established at various dates by the Company and its acquired subsidiaries and will mature between 07/08 and 06/19.
**	Securitization committed capacity was established at various dates and are scheduled to terminate between 08/08 and 04/11.
***	The Corporation and certain of its subsidiaries have registered an indeterminate amount of securities pursuant to the Automatic Shelf Registration Statement that are available for future issuance.
****	Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

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

Federal Home Loan Bank (FHLB) Advances

Total advances with FHLB agencies as of June 30, 2008 were $5.9 billion.

As of June 30, 2008, the Company utilized FHLB Atlanta advances of $5.3 billion which are secured by the Company’s securities, residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit. In addition, the Company’s FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $297.2 million at June 30, 2008 and is included in other assets.

Collateralized Revolving Credit Facilities

In March 2002, the Company entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of June 30, 2008, the Capital One Auto Loan Facility I had the capacity to issue up to $2.1 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility I was paid down in January 2008.

In March 2005, the Company entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of June 30, 2008, the Capital One Auto Loan Facility II

had the capacity to issue up to $0.5 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility II was paid down in January 2008.

Corporation Shelf Registration Statement

As of June 30, 2008, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell.

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

As of June 30, 2008, the Company had $92.4 billion in deposits of which $3.6 billion were held in foreign banking offices and $10.6 billion represented large domestic denomination certificates of $100 thousand or more.

Table 9 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of June 30, 2008.

Table 9: Maturities of Large Denomination Certificates—$100,000 or More

	June 30, 2008
(Dollars in thousands)	Balance	Percent
Three months or less	$3,975,128	37.46%
Over 3 through 6 months	1,721,827	16.23%
Over 6 through 12 months	2,022,326	19.06%
Over 12 months through 10 years	2,891,614	27.25%

Total	$10,610,895	100.00%

Table 10 shows the composition of average deposits for the periods presented.

Table 10: Deposit Composition and Average Deposit Rates

	Three Months Ended June 30,			Six Months Ended June 30,
	Average Balance	% of Deposits	Average Deposit Rate	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing - domestic	$10,847,483	12.12%	N/A	$10,730,030	12.30%	N/A
NOW accounts	1,550,149	1.73%	1.53%	2,754,315	3.16%	1.72%
Money market deposit accounts	32,100,584	35.86%	2.30%	30,952,179	35.48%	2.56%
Savings accounts	8,191,586	9.15%	0.95%	8,127,999	9.32%	1.07%
Other time deposits(1)	22,676,841	25.33%	4.30%	20,553,152	23.56%	4.37%

Total core deposits	75,366,643	84.19%	2.41%	73,117,675	83.82%	2.50%
Public fund certificate of deposits of $100,000 or more	1,476,155	1.65%	2.79%	1,574,045	1.80%	3.31%
Certificates of deposit of $100,000 or more	9,124,586	10.19%	4.32%	8,940,783	10.25%	4.42%
Foreign time deposits	3,555,189	3.97%	3.33%	3,601,993	4.13%	3.72%

Total deposits	$89,522,573	100.00%	2.65%	$87,234,496	100.00%	2.76%

(1)	Includes brokered deposits.

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

As of June 30, 2008, the Banks each exceeded the minimum regulatory requirements to which it was subject. The Banks all were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of June 30, 2008, the Corporation was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or either of the Banks.

COBNA treats a portion of its loans as “subprime” under the Guidelines issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and has assessed its capital and allowance for loan and lease losses accordingly. Under the Guidelines, COBNA exceeds the minimum capital adequacy guidelines as of June 30, 2008.

For purposes of the Guidelines, the Corporation has treated as subprime all loans in COBNA’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. COBNA holds on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at COBNA.

Additionally, regulatory restrictions exist that limit the ability of COBNA and CONA to transfer funds to the Corporation. As of June 30, 2008, retained earnings of COBNA and CONA were $73.8 million and zero million, respectively. The retained earnings of COBNA are available for payment as dividends to the Corporation without prior approval of the OCC while a dividend payment by CONA would require prior approval of the OCC.

Table 11 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
June 30, 2008

Capital One Financial Corp.(1)
Tier 1 Capital	11.28%	10.56%	4.00%	N/A
Total Capital	14.18	13.35	8.00	N/A
Tier 1 Leverage	9.44	9.44	4.00	N/A

Capital One Bank (USA), N.A. (4)
Tier 1 Capital	13.99%	10.51%	4.00%	6.00%
Total Capital	16.92	12.95	8.00	10.00
Tier 1 Leverage	12.78	12.78	4.00	5.00

Capital One, N.A.
Tier 1 Capital	10.24%	N/A	4.00%	6.00%
Total Capital	11.60	N/A	8.00	10.00
Tier 1 Leverage	8.00	N/A	4.00	5.00
June 30, 2007

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
Capital One Financial Corp.(1)
Tier 1 Capital	10.87%	10.09%	4.00%	N/A
Total Capital	13.99	13.07	8.00	N/A
Tier 1 Leverage	9.33	9.33	4.00	N/A

Capital One Bank (4)
Tier 1 Capital	16.40%	12.76%	4.00%	6.00%
Total Capital	20.39	16.07	8.00	10.00
Tier 1 Leverage	13.34	13.34	4.00	5.00

Capital One F.S.B. (2)
Tier 1 Capital	13.21%	10.87%	4.00%	6.00%
Total Capital	14.49	12.14	8.00	10.00
Tier 1 Leverage	13.55	13.55	4.00	5.00

Capital One, N.A.
Tier 1 Capital	10.51%	N/A	4.00%	6.00%
Total Capital	11.50	N/A	8.00	10.00
Tier 1 Leverage	7.53	N/A	4.00	5.00

North Fork Bank (2)
Tier 1 Capital	10.85%	N/A	4.00%	6.00%
Total Capital	11.88	N/A	8.00	10.00
Tier 1 Leverage	7.70	N/A	4.00	5.00

Superior Savings of New England, N.A.(3)
Tier 1 Capital	13.96%	N/A	4.00%	6.00%
Total Capital	14.26	N/A	8.00	10.00
Tier 1 Leverage	5.45	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.
(2)	During 2007, Capital One F.S.B and North Fork Bank merged with and into CONA.
(3)	During March 2008, Superior Savings of New England, N.A. merged with and into CONA.
(4)	During March 2008, Capital One Bank was converted to a national association and renamed Capital One Bank (USA) N.A.

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

X. Supervision and Regulation

Proposed Rules on Credit Card Practices

The Federal Reserve Board has proposed rules that would place limitations on certain credit card practices. Among other things, the proposed rules would: (i) impose restrictions on increases in the rate charged on pre-existing credit card balances; (ii) prohibit the use of payment allocation methods that maximize interest charges; (iii) limit the imposition of “default” annual percentage rates on existing credit card balances; (iv) prohibit the imposition of interest charges using the “two-cycle” billing method; and (v) require that consumers receive a certain amount of time to make their credit card payments. The comment periods for the proposed rules expire in early August of 2008, and the Federal Reserve Board has indicated that it intends to publish final rules by the end of the year. For more information on these proposed rules, see our discussion under “Item 1A. Risk Factors on page 60.

Legislation

During the 110th Congress, several hearings have been held on credit card practices and legislation that would restrict credit terms has been introduced; this legislation may be considered before the conclusion of 2008. Concurrently, the Federal Reserve Board has proposed amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending) that would address many of the same issues raised by legislators. Legislation to set prices on interchange rates has also been introduced and passed by the House Judiciary Committee; its future, however, is uncertain. Congress also continues to focus heavily on the housing market, looking at both retrospective and prospective solutions. Legislation that could significantly restrict mortgage lending passed the U.S. House of Representatives in 2007, but has not been considered in the U.S. Senate. However, the Federal Reserve's updated Home Ownership and Equity Protection Act rules have recently addressed many of the same provisions. Legislation to create additional federal backstops and strengthen regulations of the Government Sponsored Enterprises (GSEs) was enacted in July 2008, and it included an overhaul of Federal Housing Administration (FHA) programs. Other legislation has been proposed that could restrict the practice of charging convenience overdraft fees on deposit accounts; the Federal Reserve also is considering whether to issue updated rules regarding various overdraft practices. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on the Banks or the Corporation would be. Congress or individual states may in the future consider other legislation that could materially and/or adversely affect the banking or consumer lending industries.

For additional information on our Supervision and Regulation activities, see our Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1 “Supervision and Regulation.” and our Quarterly Report on Form 10-Q for the period ended March 31, 2008, Part 1, Item 2 “Supervision and Regulation.”

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

XII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended June 30, 2008 and 2007, as well as, the six months ended June 30, 2008 and 2007.

	Three Months Ended June 30
	2008			2007(2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$57,449,597	$1,593,244	11.09%	$56,341,921	$1,456,869	10.34%
International	3,254,082	108,720	13.36%	3,194,666	99,287	12.43%

Total consumer loans	60,703,679	1,701,964	11.21%	59,536,587	1,556,156	10.46%
Commercial loans	37,245,893	595,745	6.40%	31,608,151	699,417	8.85%

Total Loans Held for Investment (4)	97,949,572	2,297,709	9.38%	91,144,738	2,255,573	9.90%

Securities available for sale	24,165,577	281,089	4.65%	19,349,938	237,978	4.92%

	Three Months Ended June 30
	2008			2007(2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Other
Domestic	8,414,466	104,172	4.95%	7,809,783	131,790	6.75%
International	1,099,407	8,887	3.23%	1,125,610	13,345	4.74%

Total	9,513,873	113,059	4.75%	8,935,393	145,135	6.50%

Total earning assets (3)	131,629,022	2,691,857	8.18%	119,430,069	2,638,686	8.84%
Cash and due from banks (3)	2,077,481			2,040,691
Allowance for loan and lease losses (3)	(3,274,545)			(2,105,167)
Premises and equipment, net (3)	2,311,893			2,233,740
Other (3)	21,543,756			21,090,188
Total assets from discontinued operations	418,785			5,068,722

Total assets	$154,706,392			$147,758,243

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$75,119,902	$570,707	3.04%	$72,667,160	$718,412	3.95%
International	3,555,188	21,869	2.46%	2,357,342	31,191	5.29%

Total Deposits	78,675,090	592,576	3.01%	75,024,502	749,603	4.00%
Senior and subordinated notes	9,125,017	114,797	5.03%	9,336,130	134,061	5.74%
Other borrowings
Domestic	24,028,478	253,431	4.22%	16,197,222	212,870	5.26%
International	823,343	3,297	1.60%	1,121,548	3,571	1.27%

Total other borrowings	24,851,821	256,728	4.13%	17,318,770	216,441	5.00%

Total interest-bearing liabilities (3)	112,651,928	$964,101	3.42%	101,679,402	1,100,105	4.33%
Non-interest bearing deposits (3)	10,847,483			11,500,508
Other (3)	5,964,596			5,500,234
Total liabilities from discontinued operations	403,709			3,949,755

Total liabilities	129,867,716			122,629,899
Equity	24,838,676			25,128,344

	Three Months Ended June 30
	2008			2007 (2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Total liabilities and equity	$154,706,392			$147,758,243

Net interest spread			4.76%			4.51%

Interest income to average earning assets			8.18%			8.84%
Interest expense to average earning assets			2.93%			3.68%

Net interest margin			5.25%			5.15%

(1)	Interest income includes past-due fees on loans of approximately $146.5 million and $142.3 million for the three months ended June, 2008 and 2007, respectively.
(2)	Prior period amounts have been reclassified to conform to current period presentation.
(3)	Based on continuing operations.
(4)	Non-accrual loans are included in their respective loan categories.

	Six Months Ended June 30
	2008			2007 (2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$57,976,694	$3,282,433	11.32%	$57,479,779	$3,220,292	11.20%
International	3,515,344	230,315	13.10%	3,350,637	195,336	11.66%

Total consumer loans	61,492,038	3,512,748	11.43%	60,830,416	3,415,628	11.23%
Commercial loans	37,392,180	1,293,354	6.92%	31,468,413	1,166,625	7.41%

Total Loans Held for Investment (4)	98,884,218	4,806,102	9.72%	92,298,829	4,582,253	9.93%

Securities available for sale	22,688,466	538,836	4.75%	17,981,913	442,058	4.92%
Other
Domestic	7,039,910	209,022	5.94%	8,619,516	294,544	6.83%
International	1,108,124	17,422	3.14%	1,163,595	32,140	5.52%

Total	8,148,034	226,444	5.56%	9,783,111	326,684	6.68%

Total earning assets (3)	129,720,718	$5,571,382	8.59%	120,063,853	5,350,995	8.91%
Cash and due from banks (3)	2,093,546			2,202,852
Allowance for loan and lease losses (3)	(3,119,798)			(2,142,628)
Premises and equipment, net (3)	2,309,131			2,214,617
Other (3)	21,644,009			20,440,450
Total assets from discontinued operations	$416,612			$5,290,391

Total assets	$153,064,218			$148,069,535

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$72,902,473	$1,155,677	3.17%	$72,480,927	$1,418,759	3.91%
International	3,601,993	47,288	2.63%	2,359,350	61,327	5.20%

Total Deposits	76,504,466	1,202,965	3.14%	74,840,277	1,480,086	3.96%
Senior and subordinated notes	9,612,447	255,767	5.32%	9,426,169	272,607	5.78%
Other borrowings

	Six Months Ended June 30
	2008			2007 (2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Domestic	24,187,153	566,215	4.68%	16,467,327	448,231	5.44%
International	876,356	6,762	1.54%	1,144,388	6,947	1.21%

Total other borrowings	25,063,509	572,977	4.57%	17,611,715	455,178	5.17%

Total interest-bearing liabilities (3)	111,180,422	$2,031,709	3.65%	101,878,161	$2,207,871	4.33%
Non-interest bearing deposits (3)	10,730,030			11,333,629
Other (3)	6,048,435			5,260,528
Total liabilities from discontinued operations	401,614			4,228,213

Total liabilities	128,360,501			122,700,531
Equity	24,703,717			25,369,004

Total liabilities and equity	$153,064,218			$148,069,535

Net interest spread			4.94%			4.58%

Interest income to average earning assets			8.59%			8.91%
Interest expense to average earning assets			3.13%			3.68%

Net interest margin			5.46%			5.24%

(1)	Interest income includes past-due fees on loans of approximately $338.7 million and $319.9 million for the six months ended June 30, 2008 and 2007, respectively.
(2)	Prior period amounts have been reclassified to conform to current period presentation.
(3)	Based on continuing operations.
(4)	Non-accrual loans are included in their respective loan categories.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended June 30, 2008 vs. 2007			Six Months Ended June 30, 2008 vs. 2007
	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
(Dollars in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Interest Income(3):
Consumer loans
Domestic	$136,375	$29,085	$107,290	$62,141	$27,972	$34,169
International	9,433	1,874	7,559	34,979	9,940	25,039

Total	145,808	30,976	114,832	97,120	37,399	59,721
Commercial loans	(103,672)	111,212	(214,884)	126,729	208,759	(82,030)

Total loans held for investment	42,136	163,233	(121,097)	223,849	321,633	(97,784)
Securities available for sale	43,111	56,589	(13,478)	96,778	112,228	(15,450)
Other
Domestic(2)	(27,618)	9,592	(37,210)	(85,522)	(49,852)	(35,670)
International	(4,458)	(304)	(4,154)	(14,718)	(1,466)	(13,252)

Total(2)	(32,076)	8,906	(40,982)	(100,240)	(50,029)	(50,211)

Total interest income	53,171	257,922	(204,751)	220,387	419,617	(199,230)
Interest Expense:
Deposits
Domestic(2)	(147,705)	23,534	(171,239)	(263,082)	8,205	(271,287)
International	(9,322)	11,718	(21,040)	(14,039)	24,059	(38,098)

Total(2)	(157,027)	34,993	(192,020)	(277,121)	32,252	(309,373)

	Three Months Ended June 30, 2008 vs. 2007			Six Months Ended June 30, 2008 vs. 2007
	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
(Dollars in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Senior notes	(19,264)	(2,973)	(16,291)	(16,840)	5,302	(22,142)
Other borrowings
Domestic(2)	40,561	88,491	(47,930)	117,984	187,481	(69,497)
International	(274)	(1,074)	800	(185)	(1,832)	1,647

Total(2)	40,287	82,472	(42,185)	117,799	175,123	(57,324)

Total interest expense	(136,004)	110,267	(246,271)	(176,162)	189,963	(366,125)

Net interest income	$189,175	$159,659	$29,516	$396,549	$259,815	$136,734

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Prior period amounts have been reclassified to conform to current period presentation.
(3)	Based on continuing operations.

TABLE C—MANAGED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended June 30
(Dollars in thousands)	2008	2007 (1)
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$11,359,962	$10,986,739
International	2,973,901	2,955,691

Total credit card	14,333,863	13,942,430
Installment loans
Domestic	10,325,577	8,330,555
International	246,782	490,961

Total installment loans	10,572,359	8,821,516
Auto loans	23,384,407	23,953,080
Mortgage loans	11,396,735	12,211,661

Total consumer loans	59,687,364	58,928,687

Commercial loans	37,377,874	32,000,878

Total reported loans held for investment	97,065,238	90,929,565

Securitization adjustments:
Consumer loans
Credit cards
Domestic	38,720,643	39,035,265
International	7,519,483	7,536,566

Total credit card	46,240,126	46,571,831
Installment loans
Domestic	1,369,127	2,590,646
International	—	—

Total installment loans	1,369,127	2,590,646
Auto loans	—	259,228
Mortgage loans	—	—

Total consumer loans	47,609,253	49,421,705

	Three Months Ended June 30
(Dollars in thousands)	2008	2007 (1)
Commercial loans	2,572,769	3,146,486

Total securitization adjustments	50,182,022	52,568,191

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,080,605	50,022,004
International	10,493,384	10,492,257

Total credit card	60,573,989	60,514,261
Installment loans
Domestic	11,694,704	10,921,201
International	246,782	490,961

Total installment loans	11,941,486	11,412,162
Auto loans	23,384,407	24,212,308
Mortgage loans	11,396,735	12,211,661

Total consumer loans	107,296,617	108,350,392
Commercial loans	39,950,643	35,147,364

Total managed loans held for investment	$147,247,260	$143,497,756

	Three Months Ended June 30
(Dollars in thousands)	2008	2007 (1)
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$11,530,844	$12,089,391
International	2,984,666	2,673,146

Total credit card	14,515,510	14,762,537
Installment loans
Domestic	10,224,877	7,871,619
International	269,416	521,520

Total installment loans	10,494,293	8,393,139
Auto loans	24,053,848	23,875,873
Mortgage loans	11,640,028	12,505,038

Total consumer loans	60,703,679	59,536,587
Commercial loans	37,245,893	31,608,151

Total reported loans held for investment	97,949,572	91,144,738

Securitization adjustments:
Consumer loans
Credit cards
Domestic	38,296,910	37,501,176
International	7,511,408	7,785,066

Total credit card	45,808,318	45,286,242
Installment loans
Domestic	1,501,601	2,738,990
International	—	—

Total installment loans	1,501,601	2,738,990
Auto loans	22,036	293,418
Mortgage loans	—	—

Total consumer loans	47,331,955	48,318,650

Commercial loans	2,434,166	3,152,623

	Three Months Ended June 30
(Dollars in thousands)	2008	2007 (1)
Total securitization adjustments	49,766,121	51,471,273

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	49,827,754	49,590,567
International	10,496,074	10,458,212

Total credit card	60,323,828	60,048,779
Installment loans
Domestic	11,726,478	10,610,609
International	269,416	521,520

Total installment loans	11,995,894	11,132,129
Auto loans	24,075,884	24,169,291
Mortgage loans	11,640,028	12,505,038

Total consumer loans	108,035,634	107,855,237
Commercial loans and small business	39,680,059	34,760,774

Total managed loans held for investment	$147,715,693	$142,616,011

	Six Months Ended June 30
(Dollars in thousands)	2008	2007 (1)
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$11,525,840	$13,687,175
International	3,219,218	2,792,230

Total credit card	14,745,058	16,479,405
Installment loans
Domestic	10,078,931	7,681,110
International	296,126	558,407

Total installment loans	10,375,057	8,239,517
Auto loans	24,495,183	23,673,300
Mortgage loans	11,876,740	12,438,194

Total consumer loans	61,492,038	60,830,416
Commercial loans	37,392,180	31,468,413

Total reported loans held for investment	98,884,218	92,298,829

Securitization adjustments:
Consumer loans
Credit cards
Domestic	38,789,686	36,964,157
International	7,554,413	7,846,560

Total credit card	46,344,099	44,810,717
Installment loans
Domestic	1,653,200	2,795,521
International	—	—

Total installment loans	1,653,200	2,795,521
Auto loans	57,045	346,045
Mortgage loans	—	—

Total consumer loans	48,054,344	47,952,283
Commercial loans	1,779,033	3,109,089

Total securitization adjustments	49,833,377	51,061,372

	Six Months Ended June 30
(Dollars in thousands)	2008	2007 (1)
Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,315,526	50,651,332
International	10,773,631	10,638,790

Total credit card	61,089,157	61,290,122
Installment loans
Domestic	11,732,131	10,476,631
International	296,126	558,407

Total installment loans	12,028,257	11,035,038
Auto loans	24,552,228	24,019,345
Mortgage loans	11,876,740	12,438,194

Total consumer loans	109,546,382	108,782,699
Commercial loans	39,171,213	34,577,502

Total managed loans held for investment	$148,717,595	$143,360,201

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.

TABLE D—COMPOSITION OF REPORTED HELD FOR INVESTMENT LOAN PORTFOLIO

(Dollars in thousands)	As of June 30
	2008		2007 (1)
	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$59,687,364	61.49%	$58,928,687	64.81%
Commercial loans	37,377,874	38.51%	32,000,878	35.19%

Total	$97,065,238	100.00%	$90,929,565	100.00%

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.

TABLE E—DELINQUENCIES

Table E shows loan delinquency trends for the periods presented on a reported and managed basis.

	As of June 30
	2008		2007 (3)
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported(1):
Loans held for investment	$97,065,238	100.00%	$90,929,565	100.00%
Loans delinquent:
30-59 days	1,832,062	1.89%	1,384,173	1.52%
60-89 days	800,727	0.82%	547,192	0.60%
90-119 days	404,578	0.42%	247,964	0.27%
120-149 days	157,479	0.16%	98,938	0.11%
150 or more days	135,306	0.14%	86,345	0.10%

Total	$3,330,152	3.43%	$2,364,612	2.60%

Loans delinquent by geographic area:
Domestic	3,202,533	3.41%	2,235,225	2.56%
International	127,619	3.96%	129,387	3.75%

Managed(2):
Loans held for investment	$147,247,259	100.00%	$143,497,756	100.00%

	As of June 30
	2008		2007 (3)
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Loans delinquent:
30-59 days	2,458,195	1.67%	1,971,986	1.37%
60-89 days	1,234,942	0.84%	938,947	0.65%
90-119 days	779,478	0.53%	552,645	0.39%
120-149 days	476,682	0.32%	347,669	0.24%
150 or more days	412,332	0.28%	295,605	0.21%

Total	$5,361,629	3.64%	$4,106,852	2.86%

(1)	Includes non-accrual consumer auto loans of $134.6 million and $96.6 million as of June 30 2008 and 2007, respectively.
(2)	Includes non-accrual consumer auto loans of $134.6 million and $98.7 million as of June 30 2008 and 2007, respectively.
(3)	Certain prior period amounts have been reclassified to conform to current period presentation.

TABLE F: NET CHARGE-OFFS

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2008	2007 (1)	2008	2007 (1)
Reported:
Average loans held for investment	$97,949,572	$91,144,738	$98,884,218	$92,298,829
Net charge-offs	793,048	400,814	1,560,182	830,462
Net charge-offs as a percentage of average loans held for investment	3.24%	1.76%	3.16%	1.80%

Managed:
Average loans held for investment	$147,715,693	$142,616,011	$148,717,595	$143,121,215
Net charge-offs	1,532,945	891,197	3,015,218	1,838,463
Net charge-offs as a percentage of average loans held for investment	4.15%	2.50%	4.05%	2.57%

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

	As of June 30
(Dollars in thousands)	2008	2007(2)
Nonperforming loans held for investment (1):
Commercial lending
Commercial and multi-family real estate	$112,496	$—
Middle market	24,047	8,103
Small ticket commercial real estate	74,307	4,437
Specialty lending	9,342	4,795

Total commercial lending	220,192	17,335
Small business lending	43,526	30,559

Total commercial & Small business lending	263,718	47,894
Consumer – auto	134,553	96,620
Consumer – real estate	140,122	29,674
Consumer – other	6,220	7,845

Total nonperforming loans held for investment	544,613	182,033

	As of June 30
(Dollars in thousands)	2008	2007(2)
Foreclosed property	72,268	27,057
Repossessed assets	45,358	36,023

Total nonperforming assets	$662,239	$245,113

(1)	Our policy is not to classify credit card loans as nonperforming loans.
(2)	Certain prior period amounts have been reclassified to conform to current period presentation.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$3,273,355	$2,105,000	$2,963,000	$2,180,000
Provision for loan and lease losses:
Domestic	805,152	361,469	1,839,133	680,652
International	23,978	35,244	69,069	66,106

Total provision for loan and lease losses	829,130	396,713	1,908,202	746,758

Other	1,566	19,101	(17)	23,704
Charge-offs:
Consumer loans:
Domestic	(774,255)	(452,355)	(1,527,685)	(934,790)
International	(61,495)	(62,621)	(124,643)	(127,063)

Total consumer loans	(835,750)	(514,976)	(1,652,328)	(1,061,853)
Commercial loans	(123,485)	(46,909)	(244,149)	(88,540)

Total charge-offs	(959,235)	(561,885)	(1,896,477)	(1,150,393)

Principal recoveries:
Consumer loans:
Domestic	134,980	131,550	270,134	264,804
International	14,766	22,140	33,876	39,120

Total consumer loans	149,746	153,690	304,010	303,924
Commercial loans	16,441	7,381	32,285	16,007

Total principal recoveries	166,187	161,071	336,295	319,931

Net charge-offs	(793,048)	(400,814)	(1,560,182)	(830,462)

Balance at end of period	$3,311,003	$2,120,000	$3,311,003	$2,120,000

Allowance for loan and lease losses to loans held for investment at end of period	3.41%	2.31%	3.41%	2.31%

Allowance for loan and lease losses by geographic distribution:
Domestic	$3,129,959	$1,904,018	$3,129,959	$1,904,018
International	181,044	215,982	181,044	215,982

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$2,504,877	$1,484,480	$2,504,877	$1,484,480
International	181,044	215,982	181,044	215,982

Total consumer loans	2,685,921	1,700,462	2,685,921	1,700,462
Commercial loans	625,082	419,538	625,082	419,538

Balance at end of period	$3,311,003	$2,120,000	$3,311,003	$2,120,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under our Annual Report on Form 10-K for the year ended December 31, 2007, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended June 30, 2008.

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

(b) Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part 2. Other Information

Item 1.	Legal Proceedings.

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Consolidated Financial Statements – Note 8 – Commitments and Contingencies.”

Item 1A.	Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, under Item 1A “Risk Factors” for a summary of our risk factors. Refer also to the discussion below which supplements our discussion of risk factors in our Form 10-K for the year ended December 31, 2007, and our Form 10-Q for the quarter ended March 31, 2008.

The Federal Reserve Board’s proposed rules, if adopted as proposed, could have a material adverse effect on our results of operations.

The Federal Reserve Board has proposed amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending) that place limitations on certain credit card practices and require increased disclosures for consumers. Among other things, the proposed rules would:

•	Prohibit interest rate increases on outstanding credit card balances except under limited circumstances;

•

Require allocation of payments in excess of the minimum payment to non-promotional balances before promotional balances, and for accounts with different annual percentage rates (“APR”) on different balances, prohibit the application of payments to the lowest-rate balances first;

•	Prohibit the imposition of a higher or default APR on existing balances unless an account is 30 days past due;

•	Prohibit the imposition of interest rates using the “two-cycle” billing method; and

•	Require that consumers be provided with a certain, reasonable amount of time to make credit card payments.

We do not know the content of the final rules at this time, and the Federal Reserve Board has indicated that it hopes to publish final rules by the end of the year. Although Capital One has not engaged in many of the practices that would be prohibited by the proposed regulations, like universal default repricing or “two-cycle” billing, the proposed rules, if adopted in their current form, could have a material adverse effect on future revenues in our U.S. credit card business and would make the card business generally less resilient in future economic downturns.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	(d) Maximum Amount that May Yet Be Purchased Under the Plan or Program
April 1-30, 2008	14,620	$49.15	—	$2,000,000
May 1-31, 2008	20,791	$52.72	—	$2,000,000
June 1-30, 2008	801	$43.58	—	$2,000,000

Total	36,212		—

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.
(2)	On January 31, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s $.01 par value common stock.

Part 2. Other Information

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on September 8, 2005).

2.3	Agreement and Plan of Merger, dated as of March 12, 2006, between Capital One Financial Corporation and North Fork Bancorporation (incorporated by reference to the Corporation’s Report on Form 8-K, filed on March 16, 2006).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, as amended May 15, 2007 (incorporated by reference to Exhibit 3.2 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K.

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.1 of the corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

4.2.3	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.4	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.5	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

Exhibit No.	Description
4.2.6	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2005).

4.2.7	Specimen of Floating Rate Senior Note, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.8	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.9	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.3	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

Exhibit No.	Description
4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.7.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

*	Indicates a document being filed with this Form 10-Q.
**	Information in this 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: August 8, 2008	By:	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer