Form 10-Q
period 2008-09-30
CAPITAL ONE FINANCIAL CORP
filed 2008-11-10
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

As of October 31, 2008 there were 391,658,174 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

September 30, 2008

Part 1. Financial Information

Item 1.	Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)

	September 30, 2008	December 31, 2007
Assets:
Cash and due from banks	$3,511,558	$2,377,287
Federal funds sold and resale agreements	1,435,521	1,766,762
Interest-bearing deposits at other banks	673,662	677,360

Cash and cash equivalents	5,620,741	4,821,409
Securities available for sale	26,969,471	19,781,587
Mortgage loans held for sale	98,900	315,863
Loans held for investment	97,965,351	101,805,027
Less: Allowance for loan and lease losses	(3,519,610)	(2,963,000)

Net loans held for investment	94,445,741	98,842,027
Accounts receivable from securitizations	4,980,823	4,717,879
Premises and equipment, net	2,305,286	2,299,603
Interest receivable	750,717	839,317
Goodwill	12,815,642	12,830,740
Other	6,815,792	6,141,944

Total assets	$154,803,113	$150,590,369

Liabilities:
Non-interest-bearing deposits	$10,665,286	$11,046,549
Interest-bearing deposits	88,247,688	71,714,627

Total deposits	98,912,974	82,761,176
Senior and subordinated notes	8,278,856	10,712,706
Other borrowings	15,962,072	26,812,969
Interest payable	508,091	631,609
Other	5,529,580	5,377,797

Total liabilities	129,191,573	126,296,257

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 438,305,214 and 419,224,900 issued as of September 30, 2008 and December 31, 2007, respectively	4,383	4,192
Paid-in capital, net	16,752,078	15,860,490
Retained earnings	12,222,170	11,267,568
Cumulative other comprehensive income (loss)	(201,680)	315,248
Less: Treasury stock, at cost; 46,621,721 shares and 46,370,635 shares as of September 30, 2008 and December 31, 2007, respectively	(3,165,411)	(3,153,386)

Total stockholders’ equity	25,611,540	24,294,112

Total liabilities and stockholders’ equity	$154,803,113	$150,590,369

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Interest Income:
Loans held for investment, including past-due fees	$2,347,480	$2,381,096	$7,153,582	$6,963,349
Securities available for sale	317,274	252,550	856,110	694,608
Other	107,042	133,321	333,486	460,005

Total interest income	2,771,796	2,766,967	8,343,178	8,117,962
Interest Expense:
Deposits	624,319	740,091	1,827,284	2,220,177
Senior and subordinated notes	96,568	144,643	352,335	417,250
Other borrowings	244,264	257,759	817,241	712,937

Total interest expense	965,151	1,142,493	2,996,860	3,350,364

Net interest income	1,806,645	1,624,474	5,346,318	4,767,598
Provision for loan and lease losses	1,093,917	595,534	3,002,119	1,342,292

Net interest income after provision for loan and lease losses	712,728	1,028,940	2,344,199	3,425,306
Non-Interest Income:
Servicing and securitizations	875,718	1,354,303	2,793,520	3,569,281
Service charges and other customer-related fees	576,762	522,374	1,675,032	1,484,820
Mortgage servicing and other	39,183	52,661	90,990	172,476
Interchange	148,076	103,799	432,708	347,889
Other	57,152	116,525	383,435	321,417

Total non-interest income	1,696,891	2,149,662	5,375,685	5,895,883
Non-Interest Expense:
Salaries and associate benefits	571,686	627,358	1,761,538	1,970,433
Marketing	267,372	332,693	853,265	989,654
Communications and data processing	176,720	194,551	559,065	569,405
Supplies and equipment	126,781	134,639	389,649	384,971
Occupancy	96,483	77,597	264,700	230,835
Restructuring expense	15,306	19,354	81,625	110,428
Other	555,858	548,029	1,542,242	1,687,077

Total non-interest expense	1,810,206	1,934,221	5,452,084	5,942,803

Income from continuing operations before income taxes	599,413	1,244,381	2,267,800	3,378,386
Income taxes	213,624	428,010	786,958	1,108,279

Income from continuing operations, net of tax	385,789	816,371	1,480,842	2,270,107
Loss from discontinued operations, net of tax	(11,650)	(898,029)	(105,294)	(926,343)

Net income (loss)	$374,139	$(81,658)	$1,375,548	$1,343,764

Basic earnings per share:
Income from continuing operations	$1.03	$2.11	$3.98	$5.74
Loss from discontinued operations	(0.03)	(2.32)	(0.28)	(2.34)

Net income (loss)	$1.00	$(0.21)	$3.70	$3.40

Diluted earnings per share:
Income from continuing operations	$1.03	$2.09	$3.96	$5.66
Loss from discontinued operations	(0.03)	(2.30)	(0.28)	(2.31)

Net income (loss)	$1.00	$(0.21)	$3.68	$3.35

Dividends paid per share	$0.375	$0.03	$1.125	$0.08

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock
(In Thousands, Except Per Share Data)	Shares	Amount	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2006	412,219,973	$4,122	$15,333,137	$9,760,184	$266,180	$(128,417)	$25,235,206
Cumulative effect from adoption of FIN 48				(31,830)			(31,830)
Cumulative effect from adoption of FAS 156, net of income taxes of $6,378				8,809			8,809
Comprehensive income:
Net income				1,343,764			1,343,764
Other comprehensive income, net of income tax:
Unrealized loss on securities, net of income taxes benefit of $5,436					(1,560)		(1,560)
Defined benefit pension plans					(2,028)		(2,028)
Foreign currency translation adjustments					127,754		127,754
Unrealized losses on cash flow hedging instruments, net of income tax of $22,833					(44,162)		(44,162)

Other comprehensive income	—	—	—	—	80,004	—	80,004

Comprehensive income							1,423,768

Cash dividends-$.08 per share				(31,885)			(31,885)

Purchase of treasury stock						(2,252,665)	(2,252,665)

Issuances of common stock and restricted stock, net of forfeitures	1,234,190	13	28,023				28,036

	Common Stock
(In Thousands, Except Per Share Data)	Shares	Amount	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Exercise of stock options and related tax benefits of exercises and restricted stock vesting	5,030,089	49	273,708				273,757
Compensation expense for restricted stock awards and stock options			139,379				139,379
Adjustment to issuance of common stock for acquisition	(137,258)	(1)	(10,463)				(10,464)
Allocation of ESOP shares			4,741				4,741

Balance, September 30, 2007	418,346,994	$4,183	$15,768,525	$11,049,042	$346,184	$(2,381,082)	$24,786,852

Balance, December 31, 2007	419,224,900	$4,192	$15,860,490	$11,267,568	$315,248	$(3,153,386)	$24,294,112
Adjustment to initially apply the measurement date provisions of FAS 158, net of income tax benefit of $317				572	(1,161)		(589)
Comprehensive income:
Net income				1,375,548			1,375,548
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $61,993					(269,022)		(269,022)
Defined benefit pension plans, net of income tax benefit of $701					(4,032)		(4,032)
Foreign currency translation adjustments					(253,790)		(253,790)
Unrealized gains in cash flow hedging instruments, net of income tax of $6,774					11,077		11,077

Other comprehensive income (loss)	—	—	—		(515,767)	—	(515,767)

Comprehensive income							859,781
Cash dividends - $0.375 per share				(421,518)			(421,518)
Purchase of treasury stock						(12,025)	(12,025)

	Common Stock
(In Thousands, Except Per Share Data)	Shares	Amount	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Issuances of common stock and restricted stock, net of forfeitures	17,170,062	172	758,602				758,774
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,910,252	19	60,699				60,718
Compensation expense for restricted stock awards and stock options			67,576				67,576
Allocation of ESOP shares			4,711				4,711

Balance, September 30, 2008	438,305,214	$4,383	$16,752,078	$12,222,170	$(201,680)	$(3,165,411)	$25,611,540

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Income from continuing operations, net of tax	$1,480,842	$2,270,107
Loss from discontinued operations, net of tax	(105,294)	(926,343)

Net Income	1,375,548	1,343,764
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	3,002,119	1,342,292
Depreciation and amortization, net	536,436	482,595
Gains on sales of securities available for sale	(13,713)	(68,306)
Gains on sales of auto loans	(2,428)	(10,927)
Gains on extinguishment of debt	—	(17,444)
Gains on repurchase of senior notes	(53,860)	—
Mortgage loans held for sale:
Transfers and originations	(1,639,636)	729,458
(Gain) loss on sales	(26,062)	7,712
Proceeds from sales	1,864,311	4,905,876
Stock plan compensation expense	74,381	309,969
Changes in assets and liabilities:
Decrease in interest receivable	88,600	32,234
Increase in accounts receivable from securitizations	(262,944)	(2,318,418)
Increase in other assets	(960,113)	(1,378,508)
Decrease in interest payable	(123,518)	(22,429)
Increase in other liabilities	85,499	838,475
Net cash provided by operating activities attributable to discontinued operations	129,659	2,196,050

Net cash provided by operating activities	4,074,279	8,372,393

Investing Activities:
Purchases of securities available for sale	(15,266,177)	(10,880,031)
Proceeds from maturities of securities available for sale	5,189,006	5,258,692
Proceeds from sales of securities available for sale	2,504,289	965,185
Proceeds from securitizations of loans	8,446,956	9,875,362
Net increase in loans held for investment	(7,649,922)	(8,921,503)
Principal recoveries of loans previously charged off	501,970	469,392
Additions of premises and equipment, net	(270,064)	(314,063)
Net payments for companies acquired	—	(10,464)
Net cash provided by investing activities attributable to discontinued operations	11,659	—

Net cash used in investing activities	(6,532,283)	(3,557,430)

Financing Activities:
Net increase (decrease) in deposits	16,151,798	(2,428,078)
Net increase (decrease) in other borrowings	(10,834,872)	515,093
Issuance of senior notes	—	1,495,740
Maturities of senior notes	(1,318,694)	(462,500)
Repurchases of senior notes	(1,120,724)	—
Purchases of treasury stock	(12,025)	(2,252,665)
Dividends paid	(421,518)	(31,885)
Net proceeds from issuances of common stock	763,485	32,777
Proceeds from share based payment activities	67,576	133,499
Net cash used in financing activities attributable to discontinued operations	(17,690)	(2,031,779)

Net cash provided by (used in) financing activities	3,257,336	(5,029,798)

Net increase (decrease) in cash and cash equivalents	799,332	(214,835)
Cash and cash equivalents at beginning of year	4,821,409	4,660,496

Cash and cash equivalents at end of period	$5,620,741	$4,445,661

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

In April 2008, The Financial Accounting Standards Board (“FASB”) voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance. On September 15, 2008, the FASB issued exposure drafts to amend SFAS 140 and FIN46R. The two proposed Statements would significantly change accounting for transfers of financials assets, due to elimination of the concept of a QSPE, and would change the criteria for determining whether to consolidate a VIE. The proposals are currently in a public comment period and are subject to change. As the proposals stand, however, the change would have a significant impact on the Company's consolidated financial statements as a result of the loss of sales treatment for assets previously sold to a QSPE, as well as for future sales. As of September 30, 2008, the total assets of QSPEs to which the Company has transferred and received sales treatment were $49.4 billion.

In general, a VIE is a special purpose entity formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets. A VIE often holds financial assets, including loans or receivables, real estate or other property.

The Company consolidates a VIE if the Company is considered to be its primary beneficiary. The primary beneficiary is subject to absorbing the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the Consolidated Balance Sheet and in the operating section of the Statement of Cash Flows as increases (decreases) of other assets and other liabilities. The Company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. As of September 30, 2008 the Company had recorded $331.9 million for the right to reclaim cash collateral and $90.7 million for the obligation to return cash collateral under master netting arrangements.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Under FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), the Company elected to defer the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The initial adoption of SFAS 157 did not have a material impact on the consolidated earnings and financial position of the Company. There are no material assets or liabilities recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS 157. See Note 7 for additional detail.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument by instrument basis, and is irrevocable. The initial adoption of SFAS 159 did not have a material impact on the consolidated earnings and financial position of the Company. See Note 7 for additional detail.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (“SFAS 161”). This Statement changes the disclosure requirements for derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS 161will not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements for derivatives and hedged items.

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

Note 2

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results from continuing operations for the three and nine months ended September 30, 2008 and 2007.

The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking segment in conjunction with the shutdown of the mortgage origination operation and the results of the Local Banking segment include the mortgage servicing results for the three and nine months ended September 30, 2008 and 2007. The commercial and consumer mortgage loans held for investment portfolios were reported in the Local Banking segment and the Other category, respectively, for the three and nine months ended September 30, 2008 and 2007.

The Company retained $1.6 billion of certain GreenPoint loans and reclassified them from mortgage loans held for sale to held for investment during 2007. Continuing cash flows from the held for investment loan portfolios are included in the Company’s results of continuing operations for the three and nine months ended September 30, 2008 and 2007, and classified as operating cash flows in the statement of cash flows. The Company will have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations for the nine months ended September 30, 2008 includes an expense of $83.0 million, recorded in non-interest expense, for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net interest income(1) (2)	$1,612	$(53,208)	$5,332	$(17,714)
Non-interest income	2,287	16,810	5,517	139,868
Non-interest expense	22,125	1,013,020	175,577	1,215,281
Income tax benefit	(6,576)	(151,389)	(59,434)	(166,784)

Loss from discontinued operations, net of taxes	$(11,650)	$(898,029)	$(105,294)	$(926,343)

(1)	Net interest income includes funding (credits)/charges of $(7.2) million and $10.9 million for the three months ended September 30, 2008 and 2007, and $(22.1) million and $48.8 million for the nine months ended September 30, 2008 and 2007, respectively, based on funds transfer pricing methodology.
(2)	Net interest income also includes provision for loan and lease losses of $75.8 million and $80.2 million for the three and nine months ended September 30, 2007. There is no provision for loan and lease losses for 2008 because loans were reclassified to loans held for sale and recorded at the lower of cost or market.

The Company’s wholesale mortgage banking unit had assets of approximately $20.2 million as of September 30, 2008 consisting of $17.4 million of mortgage loans held for sale and other related assets. The related liabilities consisted of obligations to fund these assets, and obligations for representations and warranties provided by the Company on loans previously sold to third parties.

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

The results of the GreenPoint mortgage origination operations are being reported as discontinued operations for 2008 and 2007, and are not included in the segment results of the Company. The results of GreenPoint’s mortgage servicing business and small ticket commercial real estate loans held for investment portfolio are reported as part of the Company’s continuing operations and included in the Local Banking segment. The results of GreenPoint’s consumer mortgage held for investment portfolio are reported as part of the Company’s continuing operations and included in the Other category.

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

See Note 1, Significant Accounting Policies in the Annual Report on Form 10-K for the accounting policies of the reportable segments.

The following tables present certain information regarding the Company’s continuing operations by segment:

	Three Months Ended September 30, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$2,231,535	$623,736	$34,059	$2,889,330	$(1,082,685)	$1,806,645
Non-interest income	1,195,622	215,701	(85,764)	1,325,559	371,332	1,696,891
Provision for loan and lease losses	1,678,513	81,052	45,705	1,805,270	(711,353)	1,093,917
Restructuring expenses	—	—	15,306	15,306	—	15,306
Other non-interest expenses	1,176,396	622,697	(4,193)	1,794,900	—	1,794,900
Income tax provision (benefit)	200,626	47,491	(34,493)	213,624	—	213,624

Net income (loss)	$371,622	$88,197	$(74,030)	$385,789	$—	$385,789

	Three Months Ended September 30, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Loans held for investment	$101,922,850	$44,662,818	$760,078	$147,345,746	$(49,380,395)	$97,965,351
Total deposits	$1,650,507	$75,045,812	$22,216,655	$98,912,974	$—	$98,912,974

	Three Months Ended September 30, 2007
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (2)	Total Reported
Net interest income	$2,275,739	$586,304	$(58,605)	$2,803,438	$(1,178,964)	$1,624,474
Non-interest income	1,274,688	232,662	10,639	1,517,989	631,673	2,149,662
Provision for loan and lease losses	1,195,995	(58,192)	5,022	1,142,825	(547,291)	595,534
Restructuring expenses	—	—	19,354	19,354	—	19,354
Other non-interest expenses	1,333,688	577,309	3,870	1,914,867	—	1,914,867
Income tax provision (benefit)	350,277	104,353	(26,620)	428,010	—	428,010

Net income (loss)	$670,467	$195,496	$(49,592)	$816,371	$—	$816,371

Loans held for investment	$102,556,271	$42,233,665	$(21,375)	$144,768,561	$(50,980,054)	$93,788,507
Total deposits	$2,295,131	$72,795,566	$8,034,332	$83,125,029	$—	$83,125,029

	Three Months Ended September 30, 2008
			Other National Lending components
National Lending	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$1,616,038	$615,497	$369,501	$245,996	$2,231,535
Non-interest income	1,027,918	167,704	14,607	153,097	1,195,622
Provision for loan and lease losses	1,240,580	437,933	244,078	193,855	1,678,513
Non-interest expenses	872,588	303,808	117,677	186,131	1,176,396
Income tax provision	185,775	14,851	7,824	7,027	200,626

Net income	$345,013	$26,609	$14,529	$12,080	$371,622

Loans held for investment	$69,361,743	$32,561,107	$22,306,394	$10,254,713	$101,922,850

	Three Months Ended September 30, 2007
			Other National Lending components
National Lending	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$1,620,397	$655,342	$377,522	$277,820	$2,275,739
Non-interest income	1,107,801	166,887	13,514	153,373	1,274,688
Provision for loan and lease losses	807,318	388,677	244,537	144,140	1,195,995
Non-interest expenses	965,351	368,337	152,275	216,062	1,333,688
Income tax provision (benefit)	328,702	21,575	(1,987)	23,562	350,277

Net income (loss)	$626,827	$43,640	$(3,789)	$47,429	$670,467

Loans held for investment	$66,687,232	$35,869,039	$24,335,242	$11,533,797	$102,556,271

(1)	Income statement adjustments for the three months ended September 30, 2008 reclassify the net of finance charges of $1,369.0 million, past due fees of $240.8 million, other interest income of $(35.3) million and interest expense of $491.8 million; and net charge-offs of $711.4 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	Income statement adjustments for the three months ended September 30, 2007 reclassify the net of finance charges of $1,659.5 million, past due fees of $262.7 million, other interest income of $(42.7) million and interest expense of $700.5 million; and net charge-offs of $547.3 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

	Nine Months Ended September 30, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (1)	Total Reported
Net interest income	$6,807,647	$1,780,395	$66,133	$8,654,175	$(3,307,857)	$5,346,318
Non-interest income	3,586,546	623,928	23,744	4,234,218	1,141,467	5,375,685
Provision for loan and lease losses	4,826,375	233,489	108,645	5,168,509	(2,166,390)	3,002,119
Restructuring expenses	—	—	81,625	81,625	—	81,625
Other non-interest expenses	3,692,134	1,815,259	(136,934)	5,370,459	—	5,370,459
Income tax provision	654,325	124,451	8,182	786,958	—	786,958

Net income	$1,221,359	$231,124	$28,359	$1,480,842	$—	$1,480,842

Loans held for investment	$101,922,850	$44,662,818	$760,078	$147,345,746	$(49,380,395)	$97,965,351
Total deposits	$1,650,507	$75,045,812	$22,216,655	$98,912,974	$—	$98,912,974

	Nine Months Ended September 30, 2007
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments (2)	Total Reported
Net interest income	$6,402,810	$1,751,516	$(135,089)	$8,019,237	$(3,251,639)	$4,767,598
Non-interest income	3,500,072	733,636	(34,172)	4,199,536	1,696,347	5,895,883
Provision for loan and lease losses	2,914,360	(10,487)	(6,289)	2,897,584	(1,555,292)	1,342,292
Restructuring expenses	—	—	110,428	110,428	—	110,428
Other non-interest expenses	4,058,495	1,744,012	29,868	5,832,375	—	5,832,375
Income tax provision (benefit)	1,008,079	262,136	(161,936)	1,108,279	—	1,108,279

Net income (loss)	$1,921,948	$489,491	$(141,332)	$2,270,107	$—	$2,270,107

Loans held for investment	$102,556,271	$42,233,665	$(21,375)	$144,768,561	$(50,980,054)	$93,788,507
Total deposits	$2,295,131	$72,795,566	$8,034,332	$83,125,029	$—	$83,125,029

	Nine Months Ended September 30, 2008
			Other National Lending components
National Lending	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$4,883,381	$1,924,266	$1,160,651	$763,615	$6,807,647
Non-interest income	3,108,926	477,620	46,389	431,231	3,586,546
Provision for loan and lease losses	3,460,058	1,366,317	882,943	483,374	4,826,375
Non-interest expenses	2,722,067	970,067	376,867	593,200	3,692,134
Income tax provision (benefit)	633,563	20,762	(18,469)	39,231	654,325

Net income (loss)	$1,176,619	$44,740	$(34,301)	$79,041	$1,221,359

Loans held for investment	$69,361,743	$32,561,107	$22,306,394	$10,254,713	$101,922,850

	Nine Months Ended September 30, 2007
			Other National Lending components
National Lending	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$4,503,975	$1,898,835	$1,123,613	$775,222	$6,402,810
Non-interest income	2,972,363	527,709	97,373	430,336	3,500,072
Provision for loan and lease losses	1,837,748	1,076,612	626,873	449,739	2,914,360
Non-interest expenses	2,958,456	1,100,039	474,267	625,772	4,058,495
Income tax provision	921,966	86,113	41,227	44,886	1,008,079

Net income	$1,758,168	$163,780	$78,619	$85,161	$1,921,948

Loans held for investment	$66,687,232	$35,869,039	$24,335,242	$11,533,797	$102,556,271

(1)	Income statement adjustments for the nine months ended September 30, 2008 reclassify the net of finance charges of $4,278.3 million, past due fees of $733.5 million, other interest income of $(208.1) million and interest expense of $1,594.1 million; and net charge-offs of $2,166.4 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	Income statement adjustments for the nine months ended September 30, 2007 reclassify the net of finance charges of $4,686.1 million, past due fees of $703.0 million, other interest income of $(120.6) million and interest expense of $2,016.9 million; and net charge-offs of $1,555.3 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

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

During the first quarter of 2008, the Company repurchased approximately $1.0 billion of certain senior unsecured debt, recognizing a gain of $52.0 million in non-interest income and reported in the Other segment. The Company initiated the repurchases to take advantage of the current market environment and replaced the repurchased debt with lower-rate unsecured funding.

During the second quarter of 2007, the Company recognized a $17.4 million gain as a component of interest expense from the early extinguishment of Trust Preferred Securities, which was recorded in the Other segment.

During the second quarter of 2007, the Company incurred a charge of $39.8 million as a result of the accelerated vesting of equity awards made in connection with the transition of the management team for Local Banking business following the acquisition of North Fork, which was recorded in the Local Banking segment.

During the first quarter of 2007, the Company sold its remaining interest in DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. The sale resulted in a $46.2 million gain, which was recorded in non-interest income and reported in the Auto Finance component.

Note 4

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Numerator:
Income from continuing operations, net of tax	$385,789	$816,371	$1,480,842	$2,270,107
Loss from discontinued operations, net of tax	(11,650)	(898,029)	(105,294)	(926,343)

Net income (loss)	$374,139	$(81,658)	$1,375,548	$1,343,764

Denominator:
Denominator for basic earnings per share—Weighted-average shares	372,928	386,133	372,010	395,199
Effect of dilutive securities:
Stock options	328	3,772	491	5,088
Contingently issuable shares	—	—	—	255
Restricted stock and stock units	1,037	939	909	710

Dilutive potential common shares	1,365	4,711	1,400	6,053

Denominator for diluted earnings per share—Adjusted weighted-average shares	374,293	390,844	373,410	401,252

Basic earnings per share
Income from continuing operations	$1.03	$2.11	$3.98	$5.74
Loss from discontinued operations	(0.03)	(2.32)	(0.28)	(2.34)

Net income (loss)	$1.00	$(0.21)	$3.70	$3.40

Diluted earnings per share
Income from continuing operations	$1.03	$2.09	$3.96	$5.66
Loss from discontinued operations	(0.03)	(2.30)	(0.28)	(2.31)

Net income (loss)	$1.00	$(0.21)	$3.68	$3.35

Note 5

Comprehensive Income

Comprehensive income for the three months ended September 30, 2008 and 2007, respectively was as follows:

	Three Months Ended September 30
	2008	2007
Comprehensive Income:
Net income (loss)	$374,139	$(81,658)
Other comprehensive income (loss), net of tax	(328,283)	100,753

Total comprehensive income	$45,856	$19,095

Note 6

Goodwill and Other Intangible Assets

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Total
Balance at December 31, 2007	$6,235,700	$6,595,040	$—	$12,830,740
Impact of reporting structure reorganization	(87,848)	87,848	—	—
Adjustments	—	(1,100)	—	(1,100)
Foreign currency translation	(13,998)	—	—	(13,998)

Balance at September 30, 2008	$6,133,854	$6,681,788	$—	$12,815,642

				Other National Lending components
National Lending Detail	U.S. Card	Global Financial Services	Other National Lending	Auto Finance	International	National Lending Total
Balance at December 31, 2007	$3,005,180	$1,800,132	$1,430,388	$1,430,388	$—	$6,235,700
Impact of reporting structure reorganization	756,138	(1,800,132)	956,146	—	956,146	(87,848)
Foreign currency translation	—	—	(13,998)	—	(13,998)	(13,998)

Balance at September 30, 2008	$3,761,318	$—	$2,372,536	$1,430,388	$942,148	$6,133,854

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at least annually at the reporting unit level, which is an operating segment or one level below. For the three and nine months ended September 30, 2008, no impairment of goodwill was recognized. As a result of the Company’s reorganization of its National Lending sub-segments in the first quarter of 2008, goodwill was reassigned to affected reporting units using a relative fair value allocation approach. See Note 3 for additional detail regarding the reorganization.

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

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,320,000	$(451,210)	$868,790	9.3 years
Lease intangibles	14,247	(7,503)	6,744	22.2 years
Trust intangibles	10,500	(3,083)	7,417	15.2 years
Other intangibles	7,948	(3,606)	4,342	10.4 years

Total	$1,352,695	$(465,402)	$887,293

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $48.5 million and $149.5 million for the three and nine months ended September 30, 2008, respectively. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 9.5 years.

Note 7

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale	$277,618	$24,163,764	$2,528,089	$26,969,471
Other assets
Mortgage servicing rights	—	—	227,101	227,101
Derivative receivables(1)	750	552,524	30,293	583,567
Retained interests in securitizations	—	—	1,679,618	1,679,618

Total Assets	$278,368	$24,716,288	$4,465,101	$29,459,757

Liabilities
Other liabilities
Derivative payables(1)	$1,758	$540,080	$30,768	$572,606

	September 30, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Total Liabilities	$1,758	$540,080	$30,768	$572,606

(1)	The Company does not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. All Level 3 instruments presented in the table were carried at fair value prior to the adoption of SFAS 159.

Level 3 Instruments Only

	Three Months Ended September 30, 2008
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, June 30, 2008	$2,695,143	$232,423	$9,884	$1,293,544	$9,683
Total realized and unrealized gains (losses):
Included in earnings	18	(726)	2,537	(72,356)	2,543
Included in other comprehensive income	(226,412)	—	—	970	—
Purchases, issuances and settlements	6,866	(4,596)	17,872	457,460	18,542
Transfers into Level 3(4)	52,474	—	—	—	—

Balance, September 30, 2008	$2,528,089	$227,101	$30,293	$1,679,618	$30,768

Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2008	$—	$(726)	$2,537	$42,324	$2,543

	Nine Months ended September 30, 2008
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2008	$217,428	$247,589	$8,962	$1,295,498	$8,631
Total realized and unrealized gains (losses):
Included in earnings	18	(1,704)	2,911	5,957	2,931
Included in other comprehensive income	(241,843)	—	—	(10,612)	—
Purchases, issuances and settlements	183,249	(18,784)	18,420	388,775	19,206
Transfers into Level 3(4)	2,369,237	—	—	—	—

Balance, September 30, 2008	$2,528,089	$227,101	$30,293	$1,679,618	$30,768

Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2008	$—	$(1,704)	$2,911	$32,611	$2,931

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
(2)	An end of quarter convention is used to measure derivative activity, resulting in end of quarter values being reflected as purchases, issuances and settlements for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income.
(3)	An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.

(4)	Level 3 assets increased $52.5 million and $2.4 billion for the three and nine months ended September 30, 2008, respectively, due primarily to the reclassification of AAA rated non-agency mortgage backed securities backed by prime jumbo collateral. The ongoing capital markets dislocation has decreased new issuance and secondary trading volumes for many fixed income markets. This lower level of activity makes it increasingly difficult to find consistent pricing of many fixed income securities. The pricing of our prime jumbo non-agency mortgage-backed securities continued to exhibit a variation that was outside of our Level 2 assets policy tolerances. Consequently, we reassigned additional securities to Level 3.

The amount of Level 3 securities will likely continue to be a function of market conditions. An increase in dislocation and corresponding decrease in new issuance and trading volumes could result in the reclassification of additional securities to Level 3. If market conditions improve and pricing transparency and consistency increase, assets currently classified as Level 3 could be reclassified to Level 2.

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

Mortgage servicing rights

Mortgage servicing rights (MSRs) do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment spreads, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. Since the adoption of SFAS 156 in 2007, the Company records MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in Note 8 – Mortgage Servicing Rights.

Derivatives

Most of the Company’s derivatives are not exchange traded but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impact of Capital One’s non performance risk is considered when measuring the fair value of derivative liabilities.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets for assets measured at fair value on a nonrecurring basis during 2008 that were still held on the balance sheet at September 30, 2008.

	September 30, 2008
	Fair Value Measurements Using			Assets at Fair Value	Total Losses
	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$—	$17,432	$13,131	$30,563	$17,561
Loans held for investment	—	50,298	138,684	188,982	35,819

Total	$—	$67,730	$151,815	$219,545	$53,380

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

Note 8

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans is retained for a fee. MSRs are carried at fair value with changes in fair value recognized in mortgage servicing and other, a component of non-interest income. The Company enters into interest rate swaps to economically hedge changes in fair value of MSRs. The Company continues to operate the mortgage servicing business and reports the changes in the fair value of MSRs and the related interest rate swaps in continuing operations. To evaluate and measure fair value of MSRs, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights during the three and nine months ended September 30, 2008 and 2007:

Mortgage Servicing Rights:	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Balance, beginning of period	$232,423	$316,031	$247,589	$252,295
Cumulative effect adjustment for the adoption of FAS 156	—	—	—	15,187
Originations	—	18,342	—	64,503
Sales	—	(961)	(273)	(2,676)
Change in fair value	(5,322)	(34,133)	(20,215)	(30,030)

Balance, end of period	$227,101	$299,279	$227,101	$299,279

Ratio of mortgage servicing rights to related loans serviced for others	0.90%	1.00%	0.90%	1.00%
Weighted average service fee	0.28	0.28	0.28	0.28

Fair value adjustments to the MSRs for the three and nine months ended September 30, 2008, included a $4.6 million decrease and a $18.5 million decrease due to run-off, respectively, and a $0.7 million decrease and a $1.7 million decrease due to changes in the valuation inputs and assumptions, respectively.

The significant assumptions used in estimating the fair value of the servicing assets at September 30, 2008 were as follows:

	September 30, 2008	September 30, 2007
Weighted average prepayment rate (includes default rate)	22.61%	23.91%
Weighted average life (in years)	4.5	4.0
Discount rate	11.07%	10.47%

At September 30, 2008, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $10.0 million and $19.0 million, respectively.

As of September 30, 2008, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $36.4 billion, of which $25.4 billion was serviced for investors other than the Company.

The Company recognizes changes in the fair value of the interest rate swaps in other non-interest income. For the three and nine months ended September 30, 2008, the Company recognized income of $9.9 million and $20.7 million, respectively.

Note 9

Borrowings

Borrowings as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Interest-bearing deposits	$88,247,688	3.08%	$71,714,627	3.67%

Senior and subordinated notes
Bank notes—fixed rate	$2,351,795	5.69%	$3,525,699	5.49%
Corporation	5,927,061	4.89%	7,187,007	5.75%

Total	$8,278,856		$10,712,706

Other borrowings
Secured borrowings	$8,648,589	5.25%	$13,067,562	4.60%
Junior subordinated debentures	1,647,320	7.78%	1,645,656	7.39%
FHLB advances	4,884,523	3.69%	6,841,789	4.63%
Federal funds purchased and resale agreements	781,345	2.16%	683,186	3.19%
Other short-term borrowings	295	7.41%	4,574,776	5.88%

Total	$15,962,072		$26,812,969

Interest-Bearing Deposits

As of September 30, 2008, the Company had $88.2 billion in interest-bearing deposits of which $10.3 billion represents large denomination certificates of $100 thousand or more. As of December 31, 2007, the Company had $71.7 billion in interest-bearing deposits of which $10.0 billion represents large denomination certificates of $100 thousand or more. The increase of $16.5 billion is driven by increases in NOW and money market deposit accounts and other time deposits, which include brokered deposits.

Other Borrowings

Secured Borrowings

COAF maintained eighteen agreements to transfer pools of consumer loans accounted for as secured borrowings at September 30, 2008. The agreements were entered into between 2004 and 2007, relating to the transfers of pools of consumer loans totaling $27.5 billion. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred consumer loans. The secured borrowings accrue interest predominantly at fixed rates and mature between October 2008 and September 2011, or earlier depending upon the repayment of the underlying consumer loans. At September 30, 2008 and December 31, 2007, $8.6 billion and $13.1 billion, respectively, of the secured borrowings were outstanding. The decrease of $4.5 billion is primarily due to normal amortization of the secured borrowings.

FHLB Advances

Total advances with FHLB agencies as of September 30, 2008 were $4.9 billion. The FHLB advances are secured by the Company’s securities, residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit. In addition, the Company’s FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $267.3 million at September 30, 2008 and is included in other assets.

Other Short-Term Borrowings

Collateralized Revolving Credit Facilities

In March 2002, the Company entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of September 30, 2008, the Capital One Auto Loan Facility I had the capacity to issue up to $1.3 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility I was paid down in January 2008.

In March 2005, the Company entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of September 30, 2008, the Capital One Auto Loan Facility II had the capacity to issue up to $0.5 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility II was paid down in January 2008.

Note 10

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

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.3 billion and $1.2 billion at September 30, 2008 and 2007, respectively. As of September 30, 2008, financial guarantees had expiration dates ranging from 2008 to 2015. The fair value of the liability related to the standby letters of credit outstanding at September 30, 2008 that have been issued since January 1, 2003 was $3.6 million and included in other liabilities.

The Company’s discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain third party securitizations involving some of those loans. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. GreenPoint’s ability to recover the full amount advanced to customers is dependent on monthly collections on the loans. In certain limited circumstances, such future advances could be reduced if GreenPoint suspends the right of mortgagors to receive draws or reduces the credit limit on home equity lines of credit.

There are eight securitization transactions where GreenPoint is a residual interest holder with the longest draw period currently extending through 2023. GreenPoint has funded $15.2 million of advances through September 30, 2008 related to these transactions. The Company believes it is probable that a loss has been incurred on several of these transactions due to the deterioration in asset performance through September 30, 2008. However, the Company cannot estimate the possible loss or range of loss at this time. The maximum potential amount of future advances related to all third-party securitizations where GreenPoint is the residual interest holder is $239.2 million, an amount which represents the total loan amount on the home equity lines of credit within those eight securitizations. The total unutilized amount as of September 30, 2008 is $80.6 million.

Securitization Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Company entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s master agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the master agreement, the Company shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the master agreement, the transferee will pay to the Company the amount of such payment. At September 30, 2008, the maximum exposure to the Company under the letter agreements was approximately $7.1 million.

Industry Litigation

In accordance with the provisions of SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company accrues for a litigation related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, the Company is a Class B shareholder of Visa, Inc. (Visa) as a result of Visa’s initial public offering (“IPO”) completed earlier in 2008. The Company has indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa pending at the time of the IPO (the “Visa Covered Litigation”). Visa established a litigation escrow (the “Visa Litigation Escrow”) with proceeds from the IPO to fund Covered Litigation. The Company accounts for its indemnification obligations to Visa in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, (“FIN 45”). The Company has no on-going litigation indemnification obligation to MasterCard International (“MasterCard”) following the MasterCard initial public offering in 2006.

Over the past several years, MasterCard and Visa as well as several of their member banks have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 2004, Discover Financial Services (“Discover”) filed an antitrust lawsuit (the “Discover Lawsuit”) against MasterCard and Visa alleging, among other things, that exclusionary agreements in the MasterCard and Visa association rules prevented their member banks from issuing Discover cards. The Company and its subsidiaries are not defendants in the Discover Lawsuit, but the lawsuit qualifies as Visa Covered Litigation. On October 27, 2008, Visa announced that a settlement agreement had been reached. The settlement did not have a material impact on the Company’s operations or financial condition.

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange lawsuits”) against MasterCard and Visa, representing the last of the remaining significant Visa Covered Litigation. The antitrust lawsuits were also filed against several member banks, including the Company and its subsidiaries (the “Class Lawsuits”). Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only (the “Merchant Lawsuits”). These lawsuits allege, among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. In October 2005, the Class Lawsuits and the Merchant Lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery. Discovery is proceeding in these cases. The Company believes it has meritorious defenses and intends to defend these cases vigorously. Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, including the Company and its subsidiary banks, (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange fees, the Company cannot determine at this time the long-term effects of these lawsuits.

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

Note 11

Restructuring

Restructuring initiatives leverage the capabilities of recently completed infrastructure projects in several of the Company’s businesses. The scope and timing of the expected cost reductions are the result of an ongoing, comprehensive review of operations within and across the Company’s businesses, which began in the second quarter of 2007.

The Company anticipates recording charges of approximately $300.0 million pre-tax over the course of the cost reduction initiative through 2008. Approximately $150.0 million of these charges are related to severance benefits, while the remaining charges are associated with items such as contract and lease terminations and consolidation of facilities and infrastructure. These costs are recognized in Other Segments.

Restructuring expenses associated with continuing operations were comprised of the following:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Restructuring expenses:
Employee termination benefits	$5,812	$58,284
Communication and data processing	772	828
Supplies and equipment	445	1,397
Occupancy	—	3,280
Other	8,277	17,836

Total restructuring expenses	$15,306	$81,625

Employee termination benefits include charges for executives of the Company for the three and nine months ended September 30, 2008 of $3.2 million and $15.6 million, respectively, and charges for associates of the Company for the three and nine months ended September 30, 2008 of $2.6 million and $42.7 million, respectively.

The Company made $27.0 million and $71.5 million in cash payments for restructuring charges during the three and nine months ended September 30, 2008 that related to employee termination benefits. Restructuring accrual activity associated with the Company’s cost initiative for the three and nine months ended September 30, 2008 was as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Restructuring accrual activity:
Balance, beginning of period	$84,983	$67,961
Restructuring charges	15,306	81,625
Cash payments	(27,031)	(71,521)
Noncash write-downs and other adjustments	(3,016)	(7,823)

Balance, end of period	$70,242	$70,242

Note 12

Subsequent Events

On October 27, 2008, the Company announced its intention to take part in the U.S. Treasury’s Capital Purchase Program (“CPP”). Under the CPP the U.S. Treasury will purchase $3.55 billion of Capital One preferred stock, which pay dividends of 5% per year for the first five years and 9% thereafter. The Company can buy back these shares at any time, under certain circumstances. The CPP’s terms, which are consistent across the program, include, among other things, a requirement to receive the U.S. Treasury’s consent to increase dividends on common stock and the U.S. Treasury’s consent to repurchase common stock or junior preferred shares. The U.S. Treasury’s term sheet describing the CPP is available on its website at www.ustreas.gov. In addition, the U.S. Treasury will receive a ten year right to purchase approximately $532.5 million in Capital One common stock, based on the market price of our common stock, calculated on a 20-trading day trailing average, on the date the transaction closes.

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

Additional information is included in this Quarterly Report under the heading “Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies” and “Note 7 – Fair Value of Assets and Liabilities.”

III. Off-Balance Sheet Arrangements

See our Annual Report on Form 10-K for the year ended December 31, 2007, Part III, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the Company’s off-balance sheet arrangements.

Of the Company’s total managed loans, 34% and 35% were included in off-balance sheet securitizations for the periods ended September 30, 2008 and September 30, 2007, respectively.

In April 2008, The Financial Accounting Standards Board (“FASB”) voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. On September 15, 2008, the FASB issued exposure drafts to amend SFAS 140 and FIN46R. The two proposed Statements would significantly change accounting for transfers of financials assets, due to elimination of the concept of a QSPE, and would change the criteria for determining whether to consolidate a VIE. The proposals are currently in a public comment period and are subject to change. As the proposals stand, however, the change would have a significant impact on the Company's consolidated financial statements as a result of the loss of sales treatment for assets previously sold to a QSPE, as well as for future sales. As of September 30, 2008, the total assets of QSPEs to which the Company has transferred and received sales treatment were $49.4 billion.

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

As of and for the three months ended September 30, 2008

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$1,806,645	$1,082,685	$2,889,330
Non-interest income	1,696,891	(371,332)	1,325,559

Total revenue	3,503,536	711,353	4,214,889
Provision for loan and lease losses	1,093,917	711,353	1,805,270
Net charge-offs	$872,077	$711,353	$1,583,430

Balance Sheet Measures
Loans held for investment	$97,965,351	$49,380,395	$147,345,746
Total assets	154,803,113	48,668,878	203,471,991
Average loans held for investment	98,778,393	48,469,005	147,247,398
Average earning assets	133,314,755	46,475,814	179,790,569
Average total assets	156,997,954	47,735,935	204,733,889
Delinquencies	$3,768,339	$2,106,140	$5,874,479

(1)	Income statement adjustments for the three months ended September 30, 2008 reclassify the net of finance charges of $1,369.0 million, past due fees of $240.8 million, other interest income of $(35.3) million and interest expense of $491.8 million; and net charge-offs of $711.4 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

(2)	The managed loan portfolio does not include mortgage loans or auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

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

Continuing Operations

The following discussion provides a summary of the third quarter of 2008 results compared to the same period in the prior year. All comparisons are based on continuing operations unless otherwise noted.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income was $374.1 million, or $1.00 per share (diluted) for the three months ended September 30, 2008, compared to the net loss of $81.7 million, or $0.21 per share (diluted) for the three months ended September 30, 2007. Net income in the third quarter 2008 included an after-tax loss from discontinued operations of $11.7 million, or $0.03 per share (diluted), compared to an after-tax loss from discontinued operations of $898.0 million, or $2.32 per share (diluted) in the third quarter of 2007.

Income from continuing operations for the third quarter 2008 was $385.8 million, a decrease of $430.6 million, or 53% from $816.4 million in the third quarter 2007. Diluted earnings per share from continuing operations for the third quarter of 2008 were $1.03, a decrease of 51% from $2.09 in the third quarter 2007.

Results from continuing operations for the three months ended September 30, 2008 include:

•

An increase of $264.8 million in the provision for loan and lease losses from June 30, 2008 due to an increase in the expected losses as a result of the continued weakness in the global economy and associated deterioration in credit, resulting in an increase in our coverage ratio of allowance to loans held for investment.

•	A $66.7 million write down in the Company’s interest-only strip recorded in non-interest income.

Q3 2008 Significant Events

Weakening Global Economy and Credit Deterioration

The continuing weakness in the global economy and associated credit deterioration has impacted the Company in multiple ways during the quarter, including:

•	Increased managed charge-off rate and managed delinquency rate to 4.30% and 3.99% from 4.15% and 3.64% in the second quarter 2008, respectively,

•	Increased the allowance for loan and leases losses by $208.6 million to $3.5 billion,

•	Continued to tighten underwriting resulting in modest growth in our managed loans held for investment of $147.3 billion, an increase of $99.0 million from the second quarter 2008.

•

Our revenue margin, risk-adjusted margin and net interest margin recovered modestly to 9.38%, 5.86% and 6.43%, from 9.12%, 5.70% and 6.22% in the second quarter 2008, respectively. The changes in our margins from the second quarter 2008 were due to the following factors:

•	an increase in early stage delinquencies compared to the second quarter 2008, which increases past due fees recorded in interest income,

•	seasonal impacts resulting in growth in our U.S. Card portfolio, which drove higher interest income,

•	a decrease in our average cost of funds during the third quarter 2008 from 3.42% to 3.35%, and

•	the $66.7 million write-down in the interest-only strip during the third quarter, which suppressed our margins.

Secondary Equity Offering

On September 30, 2008, the Company raised approximately $750 million through the issuance of 15,527,000 shares of common stock at $49 per share.

Subsequent Event

U.S. Treasury Department’s Capital Purchase Program Participation

On October 27, 2008, the Company announced its intention to take part in the U.S. Treasury’s Capital Purchase Program (“CPP”). Under the CPP the U.S. Treasury will purchase $3.55 billion of Capital One preferred stock, which pay dividends of 5% per year for the first five years and 9% thereafter. The Company can buy back these shares at any time, under certain circumstances. The CPP’s terms, which are consistent across the program, include, among other things, a requirement to receive the U.S. Treasury’s consent to increase dividends on common stock and the U.S. Treasury’s consent to repurchase common stock or junior preferred shares. The U.S. Treasury’s term sheet describing the CPP is available on its website at www.ustreas.gov. In addition, the U.S. Treasury will receive a ten year right to purchase approximately $532.5 million in Capital One common stock, based on the market price of our common stock, calculated on a 20-trading day trailing average, on the date the transaction closes.

The Company is considered “well-capitalized” under the applicable capital adequacy guidelines and did not need to participate in the CPP. However, the Company concluded, following careful analysis and consultation with our regulators, that the CPP was an important step in supporting the financial and economic stability of the U.S. and that the U.S. Treasury’s investment provided an attractive alternative source of capital which we can use for the benefit or our customers and investors.

Business Outlook

The statements contained in this section are based on our current expectations regarding the Corporation’s 2008 financial results and business strategies. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors” of this Form 10-Q and the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

2008 Expectations

Like many banks, Capital One expects to face continuing challenges due to the state of the global economy. Expectations for 2008 financial and business results include:

•	Low single-digit percentage reduction in year-end volume of managed loan balances;

•	Double digit percentage growth in year-end deposit balances;

•	Low single digit percentage revenue growth, consistent with low single-digit growth in average loans;

•

The efficiency ratio for the 4th quarter of 2008 is expected to increase as a result of seasonal increases in operating expenses. However, the Corporation continues to expect that full-year efficiency ratio will finish in the mid-40% range or lower.

•	Operating expenses for 2008 will be around $6.2 billion, a reduction of approximately $400 million from 2007 operating expenses

•	Increased delinquency and charge-off rates;

•	A tangible common equity (“TCE”) ratio above 6 percent; and

•	Quarterly dividends of $0.375 per share throughout 2008.

Operating Segments

In the Local Banking segment, the Corporation expects flat loan growth for the remainder of 2008, as an expected decrease in residential mortgages and small ticket commercial real estate loans continues to offset expected growth in commercial loans. The Corporation expects double-digit percentage deposit growth across the Corporation, with continued single-digit deposit growth in the Local Banking segment due to increased product and marketing efforts in its branch and direct banking channels.

In the National Lending businesses, the Corporation expects several factors, including weakening consumer credit and uncertainty regarding the broader economy, to negatively impact financial results through 2008 and into 2009.

In the U.S. Card sub-segment, the Corporation expects the competitive environment to remain challenging, despite the continued degradation seen in the broader economy.

The Corporation expects the U.S. Card managed charge-off rate for fourth quarter 2008 to be around 7%, and to increase to the mid-7% range in the first quarter of 2009 due to typical seasonal patterns, continued weakening economic indicators as experienced in the first three quarters of 2008, the abatement of stimulus checks, and the initial impacts of adopting OCC minimum payment rules as noted below.

The Corporation expects to maintain a cautious approach to its underwriting and marketing practices. In 2008, the Corporation expects slightly higher year-end loan balances in U.S. Card, driven by expected seasonal balance growth, continuing payment rate trends, and fewer balance transfers away from the Corporation. The Corporation also expects to continue to implement process and efficiency improvements.

In the Auto Finance sub-segment, the Corporation expects to continue to face challenges from the seasoning of loans originated in 2006 and 2007 and from broader cyclical economic challenges. The Corporation expects that the combination of these factors will continue to impact the performance of the Auto Finance business through 2009.

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

Overall, the Corporation expects automobile financing loan originations to be at least 45% lower during 2008 than during 2007. As a result, the Company expects charge-offs and delinquencies arising from its automobile finance loans originated in 2008 to be lower than from those originated in 2007. The Corporation also expects its automobile finance charge-off and delinquency rates, as well as its operating expenses as a percentage of loans, to increase as outstanding automobile loan assets decrease. The Corporation will continue to monitor the performance of its Auto Finance business, especially the performance of new originations, and is prepared to take further actions based on future results and industry conditions over the next few quarters.

In the International businesses, the Corporation remains cautious about its U.K. credit card business due to degrading economic trends in the U.K. The Corporation expects continued stable performance in its Canadian credit card business.

OCC Minimum Payment Rules

In March 2008, COBNA converted from a Virginia state-charted bank to a national association, which is regulated by the OCC. The OCC has minimum payment policies for the credit card industry designed to force modest positive amortization for all card accounts.

Under the new policy, the monthly minimum payment will be set at 1% of principal balance, plus all interest assessed in the prior cycle, plus any past due fees and certain other fees assessed in the prior cycle. This compares to the Company’s previous policy, which for most accounts is a flat 3% of principal balance. This will have the effect of increasing the minimum payment for delinquent customers, while lowering it for many customers who are current.

The Company has been conducting a phased conversion of the U.S. Card portfolio to the OCC minimum payment policies with the full portfolio being converted by year end 2008. The Company has been analyzing the expected impacts on delinquencies and charge offs and believes that the implementation of this policy will cause delinquencies and roll rates to increase starting in early 2009. The Company expects the conversion to increase the U.S. Card charge-off rate by approximately 10 basis points in the first quarter of 2009, and by approximately 50 basis points in subsequent quarters of 2009. The Company’s analysis also indicates that the charge-off impacts will begin to cure somewhat in 2010 as customers adjust to the new minimum payment policies. These estimated impacts are included in the company’s expected U.S. Card charge-off rates discussed above, and in the Company’s outlook for total company managed charge-off dollars for the next twelve months associated with the allowance for loan losses, discussed in section VI, Summary of the Reported Income Statement, allowance for loan and lease losses.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company as of and for the three and nine month periods ended September 30, 2008 and 2007.

Table 1: Financial Summary

	As of and for the Three Months Ended September 30			As of and for the Nine Months Ended September 30
(Dollars in thousands)	2008	2007(3)	Change	2008	2007(3)	Change
Earnings (Reported):
Net interest income	$1,806,645	$1,624,474	$182,171	$5,346,318	4,767,598	578,720
Non-interest income:
Servicing and securitizations	875,718	1,354,303	(478,585)	2,793,520	3,569,281	(775,761)
Service charges and other customer-related fees	576,762	522,374	54,388	1,675,032	1,484,820	190,212

	As of and for the Three Months Ended September 30			As of and for the Nine Months Ended September 30
(Dollars in thousands)	2008	2007(3)	Change	2008	2007(3)	Change
Mortgage servicing and other	39,183	52,661	(13,478)	90,990	172,476	(81,486)
Interchange	148,076	103,799	44,277	432,708	347,889	84,819
Other	57,152	116,525	(59,373)	383,435	321,417	62,018

Total non-interest income	1,696,891	2,149,662	(452,771)	5,375,685	5,895,883	(520,198)

Total Revenue(1)	3,503,536	3,774,136	(270,600)	10,722,003	10,663,481	58,522
Provision for loan and lease losses	1,093,917	595,534	498,383	3,002,119	1,342,292	1,659,827
Marketing	267,372	332,693	(65,321)	853,265	989,654	(136,389)
Restructuring expenses	15,306	19,354	(4,048)	81,625	110,428	(28,803)
Operating expenses	1,527,528	1,582,174	(54,646)	4,517,194	4,842,721	(325,527)

Income from continuing operations before taxes	599,413	1,244,381	(644,968)	2,267,800	3,378,386	(1,110,586)
Income taxes	213,624	428,010	(214,386)	786,958	1,108,279	(321,321)

Income from continuing operations, net of tax	385,789	816,371	(430,582)	1,480,842	2,270,107	(789,265)
Loss from discontinued operations, net of tax	(11,650)	(898,029)	886,379	(105,294)	(926,343)	821,049

Net income (loss)	374,139	(81,658)	455,797	1,375,548	1,343,764	31,784

Common Share Statistics:
Basic EPS:
Income from continuing operations, net of tax	$1.03	$2.11	$(1.08)	$3.98	$5.74	$(1.76)
Loss from discontinued operations, net of tax	(0.03)	(2.32)	2.29	(0.28)	(2.34)	2.06

Net income (loss)	$1.00	$(0.21)	$(1.21)	$3.70	$3.40	$0.30
Diluted EPS:
Income from continuing operations, net of tax	$1.03	$2.09	$(1.06)	$3.96	$5.66	$(1.70)
Loss from discontinued operations, net of tax	(0.03)	(2.30)	2.27	(0.28)	(2.31)	2.03

Net income (loss)	$1.00	$(0.21)	$1.21	$3.68	$3.35	$0.33

Selected Balance Sheet Data: (2)
Reported loans held for investment (period end)	$97,965,351	$93,788,507	$4,176,844	$97,965,351	$93,788,507	$4,176,844
Managed loans held for investment (period end)	147,345,746	144,768,561	2,577,185	147,345,746	144,768,561	2,577,185
Reported loans held for investment (average)	98,778,393	91,744,846	7,033,547	98,848,686	92,111,953	6,736,733
Managed loans held for investment (average)	147,247,398	143,781,268	3,466,130	148,223,952	143,501,913	4,722,039
Allowance for loan and lease losses	(3,519,610)	(2,320,000)	(1,199,610)	(3,519,610)	(2,320,000)	(1,199,610)
Interest bearing deposits (period end)	88,247,688	72,284,840	15,962,848	88,247,688	72,284,840	15,962,848
Total deposits (period end)	98,912,974	83,125,029	15,787,945	98,912,974	83,125,029	15,787,945
Interest bearing deposits (average)	84,654,608	73,337,939	11,316,669	79,241,009	74,333,994	4,907,015
Total deposits (average)	95,328,030	84,667,245	10,660,785	89,957,584	85,666,297	4,291,287

Selected Company Metrics (Reported): (2)
Return on average assets (ROA)	0.98%	2.28%	(1.30)%	1.28%	2.12%	(0.84)%
Return on average equity (ROE)	6.16%	12.89%	(6.73)%	7.96%	11.94%	(3.98)%
Net charge-off rate	3.53%	2.09%	1.44%	3.28%	1.90%	1.38%
Delinquency rate (30+ days)	3.85%	3.22%	0.63%	3.85%	3.22%	0.63%
Net interest margin	5.42%	5.49%	(0.07)%	5.45%	5.32%	0.13%
Revenue margin	10.51%	12.83%	(2.32)%	10.92%	11.92%	(1.00)%
Risk adjusted margin (4)	7.90%	11.13%	(3.23)%	8.44%	10.44%	(2.00)%

Selected Company Metrics (Managed): (2)
Return on average assets (ROA)	0.75%	1.68%	(0.93)%	0.97%	1.56%	(0.59)%

	As of and for the Three Months Ended September 30			As of and for the Nine Months Ended September 30
(Dollars in thousands)	2008	2007(3)	Change	2008	2007(3)	Change
Net charge-off rate	4.30%	2.86%	1.44%	4.14%	2.66%	1.48%
Delinquency rate (30+ days)	3.99%	3.48%	0.51%	3.99%	3.48%	0.51%
Efficiency ratio (5)	42.58%	44.31%	(1.73)%	41.67%	47.73%	(6.06)%
Net interest margin	6.43%	6.67%	(0.24)%	6.47%	6.34%	0.13%
Revenue margin	9.38%	10.27%	(0.89)%	9.64%	9.67%	(0.03)%
Risk adjusted margin (4)	5.86%	7.83%	(1.97)%	6.20%	7.92%	(1.72)%

(1)	In accordance with our finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $445.7 million and $310.5 million for the three months ended September 30, 2008 and 2007, respectively, and $1,329.3 and $760.5 million for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Based on continuing operations.
(3)	Certain prior period amounts have been reclassified to conform to current period presentation.
(4)	Risk adjusted margin equals total revenue less net charge-offs as a percentage of average earning assets.
(5)	Efficiency ratio equals non-interest expense less restructuring expense divided by total revenue.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1 – Financial Summary. Additional information is provided in section XII, Tabular Summary as detailed in sections below.

All quarterly comparisons are made between the three month period ended September 30, 2008 and the three month period ended September 30, 2007 on a continuing operations basis, unless otherwise noted. All year to date comparisons are made between the nine month period ended September 30, 2008 and the nine month period ended September 30, 2007, on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from loans and income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes and other borrowings.

For the three months ended September 30, 2008, reported net interest income increased 11.2%, or $182.2 million. Net interest margin decreased 7 basis points to 5.42% for the three months ended September 30, 2008 from 5.49% for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, reported net interest income increased 12.1%, or $578.7 million. Net interest margin increased 13 basis points to 5.45% for the nine months ended September 30, 2008 from 5.32% for the nine months ended September 30, 2007.

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

For the three months ended September 30, 2008, reported non-interest income decreased 21.1% compared to the three months ended September 30, 2007. The decrease was due to decreases in servicing and securitizations and a reduction in mortgage servicing and other.

For the nine months ended September 30, 2008, reported non-interest income decreased 8.8% compared to the nine months ended September 30, 2007. The decrease was due to decreases in servicing and securitizations and a reduction in mortgage servicing and other.

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

For the three months ended September 30, 2008, servicing and securitizations income decreased 35.3% to $875.7 million from $1.4 billion for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, servicing and securitizations income decreased 21.7% to $2.8 billion from $3.6 billion for the nine months ended September 30, 2007.

The decrease was due to the reduction in the interest-only strip caused by higher expected charge-offs in the securitized portfolio as a result of the worsening credit environment.

Service Charges and Other Customer-Related Fees

For the three months ended September 30, 2008, service charges and other customer-related fees grew 10.4% to $576.8 million from $522.4 million in the third quarter of 2007.

For the nine months ended September 30, 2008, service charges and other customer-related fees grew 12.8% to $1.7 billion from $1.5 billion for the nine months ended September 30, 2007.

The increase was due to the U.S. Card sub-segment selective pricing and fee changes implemented late in the second and third quarters of 2007.

Mortgage Servicing and Other

Mortgage servicing and other is comprised of non-interest income related to our continuing mortgage servicing business and other mortgage related income. For the three months ended September 30, 2008, mortgage servicing and other income decreased 25.6% to $39.2 million from $52.7 million in the same period of 2007.

For the nine months ended September 30, 2008, mortgage servicing and other income decreased 47.2% to $91.0 million from $172.5 million in the same period of 2007.

The decrease was due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and the discontinuance of originations subsequent to the shutdown of GreenPoint’s mortgage origination business in 2007.

Interchange

Interchange income increased $44.3 million to $148.1 million for the three months ended September 30, 2008 and increased $84.8 million to $432.7 million for the nine months ended September 30, 2008, due to an increase in purchase volume of 23.0% for the three months ended and 18.1% for the nine months ended, partially offset by higher costs associated with the rewards program.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with derivative transactions and revenue generated by our healthcare finance business.

Other non-interest income for the three months ended September 30, 2008 decreased 51.0% or $59.4 million to $57.2 million and for the nine months ended September 30, 2008 increased 19.3% or $62.0 million to $383.4 million. The increase for the nine months ended September 30, 2008 is primarily the result of recognizing a gain of $44.9 million from the conversion and sale of shares of MasterCard class B common stock in the second quarter of 2008, and the gains of $109.0 million from the redemption of 2.5 million shares related to the Visa IPO and $52.0 million from the repurchase of senior unsecured debt in the first quarter of 2008.

Provision for loan and lease losses

Provision for loan and lease losses increased $498.4 million to $1.1 billion for the three months ended September 30, 2008, compared to the same period in the prior year.

Provision for loan and lease losses increased $1.7 billion to $3.0 billion for the nine months ended September 30, 2008, compared to the same period in the prior year.

The increase in provision is a result of continued economic weakening and charge-off and delinquency trends.

Non-interest expense

Non-interest expense consists of marketing, restructuring and operating expenses.

Non-interest expense decreased 6.4% to $1.8 billion for the three months ended September 30, 2008. The decrease is due to decreased salary and associate benefit expenses of $55.7 million and decreased marketing expenses of $65.3 million.

Non-interest expense decreased 8.3% to $5.5 billion for the nine months ended September 30, 2008. The decrease is due to decreased salary and associate benefit expenses of $208.8 million and decreased marketing expenses of $136.4 million.

Marketing expenses decreased as a result of changes in the mix of marketing channels and selected pullbacks across all segments. Operating expenses were also lower as a result of continued focus on efficiency gains.

Income taxes

The Company’s effective income tax rate was 35.6% and 34.7% for the three month and nine month periods ended September 30, 2008, respectively, compared to 34.4% and 32.8% for the same periods in the prior year. The effective rate includes federal, state, and international tax components. The increase in the rate for the three and nine month periods ended September 30, 2008 was primarily due to decreases in certain tax credits and a $69.0 million one-time tax benefit recognized in the second quarter of 2007 related to the Company’s international tax position.

During the nine months ended September 30, 2008, the Company settled a number of federal and state tax examinations of acquired subsidiaries related to pre-acquisition tax periods. Those settlements resulted in a reduction in the amount of gross unrecognized tax benefits of approximately $50.0 million.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment grew 2.4%, or $3.5 billion compared to the three months ended September 30, 2007. The increase was seen in both our National Lending segment and our Local Banking segment which had increases of $337.2 million and $2.3 billion, respectively.

Average managed loans held for investment grew 3.3%, or $4.7 billion compared to the nine months ended September 30, 2007. The increase primarily consisted of an increase of $1.7 billion in the National Lending segment and an increase of $2.2 billion in the Local Banking segment.

For additional information, see the discussion of segment results in section VII, Reportable Segment Summary and see section XII, Tabular Summary, Table C (Managed Consumer Loan Portfolio) and Table D (Composition of Reported Loan Portfolio).

Delinquencies

The Company believes delinquencies to be an indicator of loan portfolio credit quality at a point in time.

The 30-plus day delinquency rate for the reported and managed consumer loan portfolio for the third quarter of 2008 increased 63 and 51 basis points to 3.85% and 3.99%, respectively, compared to the same period in the prior year. The increases are attributed to the impact of selective pricing and fee policy changes late in the second quarter of 2007 and continued economic weakening.

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

The reported and managed net charge-off rates each increased 144 basis points, with net charge-off dollars increasing 82% and 54% on a reported and managed basis, respectively, for the three months ended September 30, 2008 compared to the same period in the prior year.

The reported and managed net charge-off rates increased 138 and 148 basis points, respectively, with net charge-off dollars increasing 86% and 60% on a reported and managed basis, respectively, for the nine months ended September 30, 2008 compared to the same period in the prior year.

The increase in net charge-off rates is attributed to the impact of selective pricing and fee policy changes, which increased the underlying customer balances, and the continued economic weakening in the U.S.

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

Nonperforming loans as a percentage of total loans held for investment were 0.67% and 0.31% at September 30, 2008 and 2007, respectively.

For additional information, see section XII, Tabular Summary, Table G (Nonperforming Assets).

Allowance for loan and lease losses

The allowance for loan and lease losses related to loans held for investment increased $1.2 billion, or 52% to $3.5 billion at September 30, 2008 from $2.3 billion at September 30, 2007. The increase is driven primarily by continued economic weakening and charge-off and delinquency trends in our National Lending businesses. The allowance for loan and lease losses of $3.5 billion is consistent with an outlook of $7.2 billion in managed charge-offs through the end of the third quarter of 2009.

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

Local Banking Segment

Table 2: Local Banking

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$1,519,217	$1,751,898	$4,584,154	$5,229,944
Interest expense	895,481	1,165,594	2,803,759	3,478,428

Net interest income	623,736	586,304	1,780,395	1,751,516
Non-interest income	215,701	232,662	623,928	733,636

Total revenue	839,437	818,966	2,404,323	2,485,152
Provision for loan and lease losses	81,052	(58,192)	233,489	(10,487)
Non-interest expense	622,697	577,309	1,815,259	1,744,012

Income before taxes	135,688	299,849	355,575	751,627

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Income taxes	47,491	104,353	124,451	262,136

Net income	$88,197	$195,496	$231,124	$489,491

Selected Metrics (Managed Basis)
Commercial lending
Commercial and multi-family real estate(4)	$13,043,369	$11,961,400	$13,043,369	$11,961,400
Middle market(5)	9,768,420	7,544,926	9,768,420	7,544,926
Small ticket commercial real estate(6)	2,695,570	2,335,012	2,695,570	2,335,012
Specialty lending(7)	3,634,212	3,019,100	3,634,212	3,019,100

Total commercial lending	29,141,571	24,860,438	29,141,571	24,860,438
Small business lending(8)	4,580,299	4,612,400	4,580,299	4,612,400
Consumer lending
Mortgages(9)	7,402,290	8,902,468	7,402,290	8,902,468
Branch based home equity & other consumer(10)	3,782,342	4,075,828	3,782,342	4,075,828

Total consumer lending	11,184,632	12,978,296	11,184,632	12,978,296
Other(11)	(243,684)	(217,469)	(243,684)	(217,469)

Period end loans held for investment	$44,662,818	$42,233,665	$44,662,818	$42,233,665
Average loans held for investment	$44,319,475	$41,992,618	$44,153,047	$41,983,812
Core deposits(1)	$64,386,336	$62,494,588	$64,386,336	$62,494,588
Total deposits	$75,045,812	$72,795,566	$75,045,812	$72,795,566
Loans held for investment yield	6.25%	7.13%	6.45%	7.05%
Net interest margin—loans(2)	1.98%	1.79%	1.97%	1.86%
Net interest margin—deposits(3)	2.18%	2.09%	2.05%	2.03%
Efficiency ratio	74.18%	70.49%	75.50%	70.18%
Charge-off rates
Commercial lending
Commercial and multi-family real estate	0.14%	0.00%	0.09%	0.02%
Middle market	0.15%	(0.04)%	0.12%	0.02%
Small ticket commercial real estate	0.10%	0.35%	0.13%	0.17%
Specialty lending	0.26%	0.14%	0.16%	0.09%

Total commercial lending	0.16%	0.04%	0.11%	0.04%
Small business lending	1.17%	0.47%	1.02%	0.41%
Consumer lending
Mortgages	0.50%	0.08%	0.31%	0.09%
Branch based home equity & other consumer	1.01%	0.79%	1.08%	0.66%

Total consumer lending	0.67%	0.31%	0.57%	0.26%

Net charge-off rate	0.46%	0.20%	0.37%	0.18%
Non performing loans	$430,211	$112,794	$430,211	$112,794
Foreclosed assets	41,290	14,083	41,290	14,083

Non performing assets(12)	$471,501	$126,877	$471,501	$126,877
Non performing loans as a % of loans held of investment	0.96%	0.27%	0.96%	0.27%
Non performing asset rates(12)
Commercial lending
Commercial and multi-family real estate	1.06%	0.08%	1.06%	0.08%
Middle market	0.26%	0.29%	0.26%	0.29%
Small ticket commercial real estate	4.49%	0.27%	4.49%	0.27%
Specialty lending	0.38%	0.19%	0.38%	0.19%

Total commercial lending	1.03%	0.17%	1.03%	0.17%
Small business lending	1.14%	0.93%	1.14%	0.93%
Consumer lending
Mortgages	1.41%	0.35%	1.41%	0.35%
Branch based home equity & other consumer	0.40%	0.25%	0.40%	0.25%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Total consumer lending	1.07%	0.32%	1.07%	0.32%

Total non performing asset rate	1.05%	0.30%	1.05%	0.30%
Non-interest expense as a % of average loans held for investment	5.62%	5.50%	5.48%	5.54%
Number of active ATMs	1,310	1,282	1,310	1,282
Number of locations	739	732	739	732

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.
(2)	Net interest margin-loans equals net interest income-loans divided by average managed loans.
(3)	Net interest margin-deposits equals net interest income-deposits divided by average retail deposits.
(4)	Commercial and multi-family real estate targets private developers and commercial property investors and owners with credit requirements up to $100 million.
(5)	Middle market focuses on businesses with annual revenues between $10 million and $250 million located within the segment’s local footprint.
(6)	Small ticket commercial real estate is comprised of small business products, mainly mixed-use and multifamily real-estate in the Local Banking segment.
(7)	Specialty lending provides equipment leasing and other specialized lending in the national marketplace.
(8)	Small business lending is focused on businesses with $10 million or less in revenues and $3 million or less in household size.
(9)	Mortgage lending includes held for investment first lien residential mortgage assets.
(10)	Branch based home equity and other consumer lending primarily includes home equity loans and lines of credit in the local consumer banking segment, and some consumer unsecured loans and lines of credit.
(11)	Other loans held for investment includes unamortized premiums and discounts recognized on loans acquired in the North Fork and Hibernia acquisitions, certain items in process, and other loans originated by the Local Banking segment.
(12)	Non performing assets is comprised of non performing loans and foreclosed assets. The non performing asset rate equals non performing assets divided by the sum of loans held for investment plus foreclosed assets.

The Local Banking segment includes the Company’s branch, treasury services and national deposit gathering activities; its commercial, branch based small business lending and certain branch originated consumer lending; and its mortgage servicing and home loans origination activities.

The Banking segment contributed $88.2 million and $231.1 million of income for the three and nine months ended September 30, 2008, respectively, compared to $195.5 million and $489.5 million in the comparable periods of the prior year. At September 30, 2008, loans held for investment in the Local Banking segment totaled $44.7 billion while deposits outstanding totaled $75.0 billion. Profits are primarily generated from net interest income, which represents the spread between loan yields and the internal cost of funds charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. Net interest income increased 6.4% for the quarter ended September 30, 2008 compared to the prior year quarter and 1.7% compared to the nine months ended September 30, 2007 largely due to improved loan spreads and a slight increase in deposit margins, along with increases in average loans and deposits over the prior year periods.

Non-interest income declined for the three and nine months ended September 30, 2008 compared to the same periods of the prior year as mortgage originations decreased significantly over 2007 levels due to the continued industry-wide challenges in the mortgage market. The decline in mortgage originations resulted in lower gain on sale revenue for the nine months ended September 30, 2008 of $49.3 million. In addition, the nine months ended September 30, 2008 included an increase in the representations and warranty reserves of $14.0 million which is recorded as an offset to non-interest income. The nine months ended September 30, 2007 also included a one time gain of $13.3 million from the sale of Hibernia Insurance Agency.

Provision for loan and lease losses increased for the three and nine months ended September 30, 2008 $139.2 million and $244.0 million, respectively, as additional loan loss provisions were recorded to reflect the increase in non-performing loans during the quarter. Credit quality of the segment’s loan portfolio has been negatively impacted by the general economic weakening. However, losses remain at relatively low levels, with a net charge-off rate of 0.46% and 0.37% for the three and nine months ended September 30, 2008, respectively. In addition, the three months ended September 30, 2007 included a reduction in the allowance for loan losses of $80.4 million to conform the allowance methodologies of the banking business.

Non-interest expenses for the three and nine months ended September 30, 2008 were $622.7 million and $1.8 billion, respectively, compared to $577.3 million and $1.7 billion in the comparable periods of the prior year. Non-interest expenses include the direct costs of operating the branch network and commercial, small business and consumer loan businesses, marketing expenses, and certain

Company-wide expenses allocated to the segment. In addition, non-interest expense includes the amortization of core deposit intangibles as well as the costs of integrating banking segment activities. During the nine months ended September 30, 2008 the Company completed the integration of its deposit systems and the conversion of its branch network in New York and New Jersey to the Capital One Bank brand. Non-interest expense increased due to integration related expenses and increases related to the full year operation of branches opened during 2007.

National Lending Segment

Table 3: National Lending

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$3,251,446	$3,504,019	$9,963,236	$10,005,282
Interest expense	1,019,911	1,228,280	3,155,589	3,602,472

Net interest income	2,231,535	2,275,739	6,807,647	6,402,810
Non-interest income	1,195,622	1,274,688	3,586,546	3,500,072

Total revenue	3,427,157	3,550,427	10,394,193	9,902,882
Provision for loan and lease losses	1,678,513	1,195,995	4,826,375	2,914,360
Other non-interest expense	1,176,396	1,333,688	3,692,134	4,058,495

Income before taxes	572,248	1,020,744	1,875,684	2,930,027
Income taxes	200,626	350,277	654,325	1,008,079

Net income	$371,622	$670,467	$1,221,359	$1,921,948

Selected Metrics (Managed Basis)
Period end loans held for investment	$101,922,850	$102,556,271	$101,922,850	$102,556,271
Average loans held for investment	$102,142,752	$101,805,584	$103,243,404	$101,532,376
Core deposits(1)	$2,171	$470	$2,171	$470
Total deposits	$1,650,507	$2,295,131	$1,650,507	$2,295,131
Loans held for investment yield	12.73%	13.77%	12.87%	13.14%
Net interest margin	8.74%	8.94%	8.79%	8.41%
Revenue margin	13.42%	13.95%	13.42%	13.00%
Risk-adjusted margin	7.57%	9.99%	7.80%	9.31%
Non-interest expense as a % of average loans held for investment	4.61%	5.24%	4.77%	5.33%
Efficiency ratio	34.33%	37.56%	35.52%	40.98%
Net charge-off rate	5.85%	3.96%	5.62%	3.69%
30+ day delinquency rate	5.43%	4.70%	5.43%	4.70%
Number of accounts (000s)	45,314	48,473	45,314	48,473

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.

The National Lending segment consists of two sub-segments: U.S. Card and Other National Lending. Other National Lending consists of Auto Finance and International.

The National Lending segment contributed $371.6 million of net income for the quarter ended September 30, 2008, compared to $670.5 million in the prior year quarter. At September 30, 2008, loans outstanding in the National Lending segment totaled $101.9 billion while deposits outstanding totaled $1.7 billion. Profits are primarily generated from net interest income, including past-due fees earned and deemed collectible from our loans, and non-interest income including the sale and servicing of loans and other fees charged to customers. Total revenue decreased 3.5% from the prior year quarter, primarily due to the selective pricing changes in the U.S. Card sub-segment which increased revenues during the second half of 2007. Provision for loan and lease losses increased $482.5 million, or 40.3% compared to the same quarter last year, driven by increased credit losses in the U.S. Card, International and Auto Finance businesses, and continued economic weakening.

U.S. Card Sub-Segment

Table 4: U.S. Card

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$2,240,896	$2,418,890	$6,806,845	$6,858,426
Interest expense	624,858	798,493	1,923,464	2,354,451

Net interest income	1,616,038	1,620,397	4,883,381	4,503,975
Non-interest income	1,027,918	1,107,801	3,108,926	2,972,363

Total revenue	2,643,956	2,728,198	7,992,307	7,476,338
Provision for loan and lease losses	1,240,580	807,318	3,460,058	1,837,748
Non-interest expense	872,588	965,351	2,722,067	2,958,456

Income before taxes	530,788	955,529	1,810,182	2,680,134
Income taxes	185,775	328,702	633,563	921,966

Net income	$345,013	$626,827	$1,176,619	$1,758,168

Selected Metrics (Managed Basis)
Period end loans held for investment	$69,361,743	$66,687,232	$69,361,743	$66,687,232
Average loans held for investment	$68,581,983	$65,472,124	$68,296,124	$66,453,852
Loans held for investment yield	13.07%	14.56%	13.29%	13.76%
Net interest margin	9.43%	9.75%	9.53%	9.04%
Revenue margin	15.42%	16.42%	15.60%	15.00%
Risk adjusted margin	9.29%	12.56%	9.52%	11.29%
Non-interest expense as a % of average loans held for investment	5.09%	5.81%	5.31%	5.94%
Efficiency ratio	33.00%	35.38%	34.06%	39.57%
Net charge-off rate	6.13%	3.85%	6.08%	3.71%
30+ day delinquency rate	4.20%	3.80%	4.20%	3.80%
Purchase volume(1)	$26,536,070	$26,628,978	$77,817,365	$77,644,747
Number of total accounts (000s)	37,916	41,081	37,916	41,081

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card sub-segment consists of domestic consumer credit card lending, national small business lending, installment loans and other unsecured consumer financial service activities.

Managed loans increased by 4.0% year over year. The growth was driven primarily by recent growth in domestic consumer card, but small business card and health care loans saw moderate increases as well. Year-to-date purchase volume increased 0.2% year over year, as purchases per average active account increased for both domestic consumer and small business card portfolios, largely offset by a decline in active accounts.

For the quarter ended September 30, 2008, net income was $345.0 million, a decline of $281.8 million, or 45.0%, compared to the prior year quarter. For the nine months ended September 30, 2008, net income was $1.2 billion, a decline of $581.5 million, or 33.1% compared to the nine months ended September 30, 2007. Both declines were driven primarily by an increase in provision, partially offset by non-interest expense savings and, for the nine month period, increased revenue.

The provision for loan and lease losses increased $433.3 million, or 53.7%, compared to the third quarter of 2007. For the nine months ended September 30, 2008, provision for loan and lease losses increased $1.6 billion, or 88.3%, compared to the year ago period. The net charge-off rate for the quarter ended September 30, 2008 was 6.13%, an increase of 228 basis points compared to the same quarter last year. The net charge-off rate for the nine months ended September 30, 2008 was 6.08%, up 237 basis points compared to the nine months ended September 30, 2007. Both increases were driven mostly by the worsening credit environment.

Revenue decreased $84.2 million, or 3.1%, to $2.6 billion compared to the prior year quarter. For the nine months ended September 30, 2008, revenue increased $516.0 million, or 6.9%, to $8.0 billion compared to the year ago period. The year-to-date increase was driven primarily by margin expansion through 2008, resulting from internal strategy shifts in pricing in the latter half of 2007.

Non-interest expense for the quarter ended September 30, 2008 declined by 9.6% from the third quarter of 2007, on the strength of reductions in both marketing and operating expense. Marketing expense was lower as a result of improved marketing efficiency and selected pullbacks across all segments. Operating expense was lower as a result of continued focus on efficiency gains.

Other National Lending Sub-Segment

Table 5: Other National Lending

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$1,010,550	$1,085,129	$3,156,391	$3,146,856
Interest expense	395,053	429,787	1,232,125	1,248,021

Net interest income	615,497	655,342	1,924,266	1,898,835
Non-interest income	167,704	166,887	477,620	527,709

Total revenue	783,201	822,229	2,401,886	2,426,544
Provision for loan and lease losses	437,933	388,677	1,366,317	1,076,612
Non-interest expense	303,808	368,337	970,067	1,100,039

Income before taxes	41,460	65,215	65,502	249,893
Income taxes	14,851	21,575	20,762	86,113

Net income	$26,609	$43,640	$44,740	$163,780

Selected Metrics (Managed Basis)
Period end loans held for investment	$32,561,107	$35,869,039	$32,561,107	$35,869,039
Average loans held for investment	$33,560,769	$35,333,460	$34,947,280	$35,078,524
Loans held for investment yield	12.04%	12.28%	12.04%	11.96%
Net interest margin	7.34%	7.42%	7.34%	7.22%
Revenue margin	9.33%	9.31%	9.16%	9.22%
Risk-adjusted margin	4.05%	5. 15%	4.44%	5.56%
Non-interest expense as a % of average loans held for investment	3.62%	4.17%	3.70%	4.18%
Efficiency ratio	38.79%	44.80%	40.39%	45.33%
Net charge-off rate	5.29%	4.16%	4.73%	3.66%
30+ day delinquency rate	8.03%	6.36%	8.03%	6.36%
Number of total accounts (000s)	7,398	7,392	7,398	7,392

The Other National Lending sub-segment consists of the Auto Finance and International components.

Auto Finance (a component of Other National Lending)

Table 6: Auto Finance

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$635,305	$661,471	$1,992,723	$1,950,901
Interest expense	265,804	283,949	832,072	827,288

Net interest income	369,501	377,522	1,160,651	1,123,613
Non-interest income	14,607	13,514	46,389	97,373

Total revenue	384,108	391,036	1,207,040	1,220,986
Provision for loan and lease losses	244,078	244,537	882,943	626,873
Non-interest expense	117,677	152,275	376,867	474,267

Income before taxes	22,353	(5,776)	(52,770)	119,846
Income taxes	7,824	(1,987)	(18,469)	41,227

Net income (loss)	$14,529	$(3,789)	$(34,301)	$78,619
Selected Metrics (Managed Basis)
Period end loans held for investment	$22,306,394	$24,335,242	$22,306,394	$24,335,242
Average loans held for investment	$22,857,540	$24,170,047	$23,997,133	$23,890,694
Loans held for investment yield	11.12%	10.95%	11.07%	10.89%
Net interest margin	6.47%	6.25%	6.45%	6.27%
Revenue margin	6.72%	6.47%	6.71%	6.81%
Risk-adjusted margin	1.73%	2.91%	2.45%	4.07%
Non-interest expense as a % of average loans held for investment	2.06%	2.52%	2.09%	2.65%
Efficiency ratio	30.64%	38.94%	31.22%	38.84%
Net charge-off rate	5.00%	3.56%	4.26%	2.74%
30+ day delinquency rate	9.32%	7.15%	9.32%	7.15%
Auto loan originations	1,444,291	3,248,747	5,398,204	9,553,042
Number of total accounts (000s)	1,665	1,731	1,665	1,731

The Auto Finance component consists of automobile and other motor vehicle financing activities.

For the three months ended September 30, 2008, the Auto Finance component earned $14.5 million, compared to a loss of $3.8 million for the third quarter of 2007. For the nine months ended September 30, 2008, the Auto Finance component recognized a loss of $34.3 million, as compared to earnings of $78.6 million through the same period of 2007. 2008 earnings have been pressured by credit worsening, which more than offsets improvements in operating efficiency.

The ending loan portfolio decreased $2.0 billion from the prior year quarter as origination volumes remain at a diminished level. This run rate decline in origination volume is part of a business strategy to improve the resilience of our auto loan portfolio by focusing on key segments within both prime and subprime markets during this time of credit uncertainty. Net interest income decreased by $8.0 million compared to the prior year quarter, driven by a decrease in average receivables but partially offset by higher margins. Net interest income increased $37.0 million over the prior year nine months driven by higher margins as competitive supply has declined in the market. Non-interest income for the nine months ended September 30, 2008 decreased primarily due to one-time gain of $46.2 million in first quarter of 2007 related to the sale of 1.8 million shares of DealerTrack Holding Inc. stock.

For the three and nine month periods ended September 30, 2008, Auto Finance’s net charge-off rate was up 144 basis points and 152 basis points, respectively, compared with the same periods in the prior year. The 30+ day delinquency rate for the quarter ended September 30, 2008 increased by 217 basis points over the prior year quarter. The adverse credit performance is being driven by the impact of a weakening U.S. economy and reduced recoveries, resulting primarily from falling auction market prices for used automobiles. The Auto Finance component released allowance of $41.5 million for the quarter due to the significant decline in the overall size of the business.

Non-interest expense declined $34.6 million compared to the prior year quarter and $97.4 million compared to the prior year nine months. Total non-interest expenses have decreased as a result of overall origination pullbacks, benefits of the integration of the dealer programs of legacy Capital One, Onyx, Hibernia, & North Fork auto lending businesses which took place in 2007, and cost restructuring initiatives of 2008.

International (a component of Other National Lending)

Table 7: International

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Earnings (Managed Basis)
Interest income	$375,245	$423,658	$1,163,668	$1,195,955
Interest expense	129,249	145,838	400,053	420,733

Net interest income	245,996	277,820	763,615	775,222
Non-interest income	153,097	153,373	431,231	430,336

Total revenue	399,093	431,193	1,194,846	1,205,558
Provision for loan and lease losses	193,855	144,140	483,374	449,739
Non-interest expense	186,131	216,062	593,200	625,772

Income before taxes	19,107	70,991	118,272	130,047
Income taxes	7,027	23,562	39,231	44,886

Net income	$12,080	$47,429	$79,041	$85,161

Selected Metrics (Managed Basis)
Period end loans held for investment	$10,254,713	$11,533,797	$10,254,713	$11,533,797
Average loans held for investment	$10,703,229	$11,163,413	$10,950,146	$11,187,830
Loans held for investment yield	14.02%	15.18%	14.17%	14.25%
Net interest margin	9.19%	9.95%	9.30%	9.24%
Revenue margin	14.91%	15.45%	14.55%	14.37%
Risk-adjusted margin	9.01%	10.00%	8.80%	8.74%
Non-interest expense as a % of average loans held for investment	6.96%	7.74%	7.22%	7.46%
Efficiency ratio	46.64%	50.11%	49.65%	51.91%
Net charge-off rate	5.90%	5.45%	5.75%	5.63%
30+ day delinquency rate	5.24%	4.69%	5.24%	4.69%
Purchase volume	$2,857,975	$2,369,696	$8,453,258	$6,338,957
Number of total accounts (000s)	5,733	5,661	5,733	5,661

The International component consists of U.K. and Canada lending activities.

For the quarter ended September 30, 2008, International net income decreased $35.3 million as compared to the prior year quarter. The decline in net income was driven primarily by lower interest income due to a shrinking U.K. portfolio, and an allowance build driven by deterioration in the U.K. credit environment. Compared to the prior year nine months, net income decreased $6.1 million.

As compared to September 30, 2007, ending loans decreased $1.3 billion as a result of significant weakening in the pounds sterling to U.S. dollar exchange rate, which accounted for $1.1 billion of the decrease, coupled with continued tightening of U.K. underwriting. Canada ending loans increased slightly from the year ago period in U.S. dollars, with robust native currency growth being partially offset by a decline in the Canadian dollar to U.S. dollar exchange rate.

Total revenue decreased $32.1 million from the prior year quarter, and $10.7 million from the prior year nine months. The decline in revenue was driven by lower U.K. volumes and foreign exchange impacts from the relatively stronger U.S dollar. Revenue in our Canada business line increased $11.0 million from the prior year period, driven by higher outstandings.

For the quarter ended September 30, 2008, provision expenses increased $49.7 million compared to prior year quarter, and $33.6 million compared to prior year nine months. The increase in provision expense compared to the prior year quarter is driven by a $30.6 million allowance build in the U.K. related to worsening economic environment and consumer credit performance.

Non-interest expense decreased $29.9 million compared to prior year quarter, and $32.6 million as compared to prior year nine months. U.K. improvements from the year ago period reflect implementation of a more efficient inbound marketing model and ongoing run rate cost savings as outsourcing benefits are recognized. Canada operating expenses increased slightly from the year ago quarter driven by higher recoveries expenses.

VIII. Funding

Funding Availability

We have established access to a variety of funding sources.

Table 8 illustrates our non deposit funding sources.

Table 8: Funding Availability

(Dollars or dollar equivalents in millions)	Effective/ Issue Date		Availability (1)	Outstanding (3)	Final Maturity (4)
Senior and Subordinated Global Bank Note Program(2)	6/05		$1,800	$2,191	—
FHLB Advances	*		$6,615	$4,885	*
Capital One Auto Loan Facility I	3/02		$1,300	$—	—
Capital One Auto Loan Facility II	3/05		$500	$—	—
Committed Securitization Conduits	*	*	$6,293	$7,103	*	*

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Availability (1)		Outstanding (3)	Final Maturity (4)
Corporation Automatic Shelf Registration Statement	5/06	*	****	N/A	*	***

(1)	All funding sources are non-revolving except for the Capital One Auto Loan Facilities. Funding availability under the credit facilities is subject to compliance with certain representations, warranties and covenants. Funding availability under all other sources is subject to market conditions.
(2)	The notes issued under the Senior and Subordinated Global Bank Note Program may have original terms of thirty days to thirty years from their date of issuance. This program was updated in June 2005.
(3)	Amounts outstanding are as of September 30, 2008.
(4)	Maturity date refers to the date the facility terminates, where applicable.
*	FHLB capacity was established at various dates by the Company and its acquired subsidiaries and will mature between 10/08 and 11/35.
**	Securitization committed capacity was established at various dates and is scheduled to terminate between 10/08 and 07/11.
***	The Corporation and certain of its subsidiaries have registered an indeterminate amount of securities that are available for future issuance, pursuant to the Automatic Shelf Registration Statement.
****	Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years.

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

Federal Home Loan Bank (FHLB) Advances

Total advances with FHLB agencies as of September 30, 2008 were $4.9 billion. During the three months ended September 30, 2008, the Company had $2.1 billion in new advances and had $3.1 billion in advances mature, thus decreasing our overall advances by $1.0 billion. The FHLB advances are secured by the Company’s securities, residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit. In addition, the Company’s FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $267.3 million at September 30, 2008 and is included in other assets.

Collateralized Revolving Credit Facilities

In March 2002, the Company entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of September 30, 2008, the Capital One Auto Loan Facility I had the capacity to issue up to $1.3 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility I was paid down in January 2008.

In March 2005, the Company entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of September 30, 2008, the Capital One Auto Loan Facility II had the capacity to issue up to $0.5 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility II was paid down in January 2008.

Corporation Shelf Registration Statement

As of September 30, 2008, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell.

Deposits

The Company continues to expand its deposit gathering efforts through its direct marketing channels, the existing branch network and through de novo branch expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposit (“CDs”).

As of September 30, 2008, the Company had $98.9 billion in deposits of which $3.4 billion were held in foreign banking offices and $10.3 billion represented large domestic denomination certificates of $100 thousand or more.

Table 9 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or greater (large denomination CDs) as of September 30, 2008.

Table 9: Maturities of Large Denomination Certificates—$100,000 or More

	September 30, 2008
(Dollars in thousands)	Balance	Percent
Three months or less	$2,722,193	26.35%
Over 3 through 6 months	1,169,186	11.32%
Over 6 through 12 months	3,201,729	31.00%
Over 12 months through 10 years	3,236,399	31.33%

Total	$10,329,507	100.00%

Table 10 shows the composition of average deposits for the periods presented.

Table 10: Deposit Composition and Average Deposit Rates

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Average Balance	% of Deposits	Average Deposit Rate	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing—domestic	$10,673,422	11.20%	N/A	$10,716,575	11.91%	N/A
NOW accounts	9,292,819	9.75%	1.30%	9,114,741	10.13%	1.34%
Money market deposit accounts	26,914,607	28.23%	2.79%	25,431,482	28.27%	2.86%
Savings accounts	7,759,024	8.14%	0.84%	8,004,110	8.90%	1.00%
Other time deposits(1)	26,733,531	28.04%	3.92%	22,628,316	25.15%	4.19%

Total core deposits	81,373,403	85.36%	2.44%	75,895,224	84.37%	2.47%
Public fund certificate of deposits of $100,000 or more	1,305,438	1.37%	2.52%	1,483,856	1.65%	3.08%
Certificates of deposit of $100,000 or more	9,084,740	9.53%	3.93%	8,989,118	9.99%	4.26%
Foreign time deposits	3,564,449	3.74%	3.43%	3,589,387	3.99%	3.62%

Total deposits	$95,328,030	100.00%	2.62%	$89,957,585	100.00%	2.71%

(1)	Includes brokered deposits.

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

As of September 30, 2008, the Banks each exceeded the minimum regulatory requirements to which it was subject. The Banks all were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of September 30, 2008, the Corporation was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or either of the Banks.

COBNA treats a portion of its loans as “subprime” under the Guidelines issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and has assessed its capital and allowance for loan and lease losses accordingly. Under the Guidelines, COBNA exceeds the minimum capital adequacy guidelines as of September 30, 2008.

For purposes of the Guidelines, the Corporation has treated as subprime all loans in COBNA’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. COBNA holds on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at COBNA.

Additionally, regulatory restrictions exist that limit the ability of COBNA and CONA to transfer funds to the Corporation. As of September 30, 2008, retained earnings of COBNA and CONA of $427.0 million and zero million, respectively. The retained earnings of COBNA are available for payment as dividends to the Corporation without prior approval of the OCC while a dividend payment by CONA would require prior approval of the OCC.

Table 11 – REGULATORY CAPITAL RATIOS

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
September 30, 2008

Capital One Financial Corp.(1)
Tier 1 Capital	11.96%	11.17%	4.00%	N/A
Total Capital	14.85	13.95	8.00	N/A
Tier 1 Leverage	9.86	9.86	4.00	N/A

Capital One Bank (USA), N.A. (2)
Tier 1 Capital	14.00%	10.70%	4.00%	6.00%
Total Capital	16.84	13.11	8.00	10.00
Tier 1 Leverage	12.52	12.52	4.00	5.00

Capital One, N.A.
Tier 1 Capital	10.58%	N/A	4.00%	6.00%
Total Capital	11.94	N/A	8.00	10.00
Tier 1 Leverage	8.20	N/A	4.00	5.00
September 30, 2007

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
Capital One Financial Corp.(1)
Tier 1 Capital	10.70%	10.10%	4.00%	N/A
Total Capital	13.79	13.08	8.00	N/A

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
Tier 1 Leverage	9.51	9.51	4.00	N/A

Capital One Bank (2)
Tier 1 Capital	12.95%	10.26%	4.00%	6.00%
Total Capital	16.08	12.95	8.00	10.00
Tier 1 Leverage	12.16	12.16	4.00	5.00

Capital One, N.A.
Tier 1 Capital	10.82%	N/A	4.00%	6.00%
Total Capital	12.05	N/A	8.00	10.00
Tier 1 Leverage	8.52	N/A	4.00	5.00

Superior Bank (3)
Tier 1 Capital	15.06%	N/A	4.00%	6.00%
Total Capital	16.32	N/A	8.00	10.00
Tier 1 Leverage	5.99	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.
(2)	During March 2008, Capital One Bank was converted to a national association and renamed Capital One Bank (USA) N.A.
(3)	During March 2008, Superior Savings of New England, N.A. merged with and into CONA.

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

X. Supervision and Regulation

OCC Minimum Payment Rules

In March 2008, COBNA converted from a Virginia state-charted bank to a national association, which is regulated by the OCC. The OCC has minimum payment policies for the credit card industry designed to force modest positive amortization for all card accounts.

Under the new policy, the monthly minimum payment will be set at 1% of principal balance, plus all interest assessed in the prior cycle, plus any past due fees and certain other fees assessed in the prior cycle. This compares to the Company’s previous policy, which for most accounts is a flat 3% of principal balance. This will have the effect of increasing the minimum payment for delinquent customers, while lowering it for many customers who are current. Please refer to section V, Management Summary, Business Outlook, OCC Minimum Payment Rules for a discussion of the impact on the Corporation of compliance with this policy.

FDIC Proposed Restoration Plan for the Deposit Insurance Fund

The Federal Deposit Insurance Corporation (FDIC) has proposed rules increasing the assessment rates banks pay for deposit insurance in order to restore the deposit insurance fund. The proposed rules would uniformly raise rates for the first quarter of 2009. Thereafter, the rates would be based on an institution’s risk, with riskier institutions bearing a greater share of the proposed increase. The comment period for the proposed rules expires November 17, 2008. Capital One is currently evaluating the potential impact of this proposed rule.

FDIC Temporary Liquidity Guarantee Program

The FDIC also announced its Temporary Liquidity Guarantee Program that would guarantee certain newly issued unsecured debt and fully insure non-interest bearing deposit transaction accounts. Any FDIC-insured institution that does not opt out of the program by November 12, 2008 will be charged a fee to protect its new debt issues and a surcharge will be added to its current insurance assessment. At this time we believe we will not opt out of this program. The FDIC is accepting public comment on this program until December 5, 2008.

Proposed Rules on Credit Card Practices

The Federal Reserve Board has proposed rules that would place limitations on certain credit card practices. Among other things, the proposed rules would: (i) impose restrictions on increases in the rate charged on pre-existing credit card balances; (ii) prohibit the use of payment allocation methods that maximize interest charges; (iii) limit the imposition of “default” annual percentage rates on existing credit card balances; (iv) prohibit the imposition of interest charges using the “two-cycle” billing method; and (v) require that consumers receive a certain amount of time to make their credit card payments. The Federal Reserve Board has indicated that it intends to publish final rules by the end of the year. For more information on these proposed rules, see our discussion under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

Legislation

During the 110th Congress, several hearings have been held on credit card practices, and legislation restricting credit terms passed the U.S. House of Representatives in September 2008. The future of this legislation in 2008 is uncertain, although Senate Banking Committee Chairman Chris Dodd (D-CT) has suggested it could be considered as part of any economic stimulus package in 2008. In addition, legislation has been introduced that would enable merchants to negotiate interchange fees, the fees merchants pay to process debit and credit card transactions. Action on this proposed legislation is unlikely in 2008. Overall, the 111th Congress (2009-2010) is expected to focus on the economy, financial institutions, credit card practices, consumer protections and bankruptcy reform. Concurrently, the Federal Reserve Board has proposed rules (as described above) that would address many of the same issues raised by legislators. Congress also continues to focus on the housing market, looking at both retrospective and prospective solutions. Legislation to create additional federal backstops and strengthen regulation of the Government Sponsored Enterprises (GSEs), enacted in July 2008, included an overhaul of Federal Housing Administration (FHA) programs. In addition, the Emergency Economic Stabilization Act, which, among other things, authorized the U. S. Treasury Department to purchase or insure up to $700 billion in mortgage-related assets, was enacted in October 2008. Participation in the Treasury’s programs announced thus far is optional, and Treasury has approved the Corporation’s intention to participate. Treasury continues to refine its implementation of this legislation and it is unclear at this time what its final form will be. However, increased Congressional scrutiny is expected, including Congressional hearings and investigations and reports to the Treasury Department and the Government Accountability Office. For additional information regarding the Corporation’s participation in the Treasury’s programs please see Section V, Management Summary, Subsequent Event and Note 12 Subsequent Event. Congress or individual states may in the future consider other legislation that could materially and/or adversely affect the banking or consumer lending industries.

We are evaluating the impacts of these legislative and regulatory activities, which could be material.

For additional information on our Supervision and Regulation activities, see our Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1 “Supervision and Regulation” and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008, Part 1, Item 2 “Supervision and Regulation.”

See also Item 1A. Risk Factors for a discussion of the risks to which the Corporation could be subject as a result of the legislative and regulatory environment.

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

XII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended September 30, 2008 and 2007, as well as, the nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30
	2008			2007(2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$57,537,905	$1,635,612	11.37%	$55,774,139	$1,657,942	11.89%
International	3,463,537	114,590	13.23%	3,559,446	119,258	13.40%

Total consumer loans	61,001,442	1,750,202	11.48%	59,333,585	1,777,200	11.98%
Commercial loans	37,776,951	597,278	6.32%	32,411,261	603,896	7.45%

Total loans held for investment (4)	98,778,393	2,347,480	9.51%	91,744,846	2,381,096	10.38%

Securities available for sale	25,780,669	317,274	4.92%	20,041,177	252,550	5.04%

Other
Domestic	7,795,778	104,943	5.38%	5,594,899	121,693	8.70%
International	922,143	2,099	0.91%	973,459	11,628	4.78%

Total	8,717,921	107,042	4.91%	6,568,358	133,321	8.12%

Total earning assets (3)	133,276,983	2,771,796	8.32%	118,354,381	$2,766,967	9.35%
Cash and due from banks (3)	1,978,645			2,238,588
Allowance for loan and lease losses (3)	(3,309,519)			(2,115,339)
Premises and equipment, net (3)	2,328,219			2,240,728
Other (3)	22,683,288			22,572,225
Total assets from discontinued operations	40,338			4,593,995

Total assets	$156,997,954			$147,884,578

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$81,090,159	$601,287	2.97%	$70,990,442	$707,479	3.99%
International	3,564,449	23,032	2.58%	2,347,497	32,612	5.56%

Total deposits	84,654,608	624,319	2.95%	73,337,939	740,091	4.04%
Senior and subordinated notes	8,282,536	96,568	4.66%	9,811,821	144,643	5.90%
Other borrowings
Domestic	21,559,521	241,111	4.47%	18,093,991	254,202	5.62%
International	809,455	3,153	1.56%	1,016,120	3,557	1.40%

Total other borrowings	22,368,976	244,264	4.37%	19,110,111	257,759	5.40%

Total interest-bearing liabilities (3)	115,306,120	$965,151	3.35%	102,259,871	$1,142,493	4.47%
Non-interest bearing deposits (3)	10,673,422			11,329,306
Other (3)	5,817,577			5,601,153
Total liabilities from discontinued operations	155,172			3,350,381

Total liabilities	131,952,291			122,540,711
Equity	25,045,663			25,343,867

Total liabilities and equity	$156,997,954			$147,884,578

Net interest spread			4.97%			4.88%

Interest income to average earning assets			8.32%			9.35%
Interest expense to average earning assets			2.90%			3.86%

Net interest margin			5.42%			5.49%

(1)	Interest income includes past-due fees on loans of approximately $181.4 million and $178.4 million for the three months ended September, 2008 and 2007, respectively.
(2)	Certain prior period amounts have been reclassified to conform to current period presentation.
(3)	Based on continuing operations.
(4)	Non-accrual loans are included in their respective loan categories.

	Nine Months Ended September 30
	2008			2007 (2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans (1)
Domestic	$57,829,364	$4,918,045	11.34%	$56,911,472	$4,878,235	11.43%
International	3,497,949	344,905	13.15%	3,421,010	314,593	12.26%

Total consumer loans	61,327,313	5,262,950	11.44%	60,332,482	5,192,828	11.48%
Commercial loans	37,521,373	1,890,632	6.72%	31,779,471	1,770,521	7.43%

Total loans held for investment (4)	98,848,686	7,153,582	9.65%	92,111,953	6,963,349	10.08%

Securities available for sale	23,726,724	856,110	4.81%	18,539,904	694,608	5.00%
Other
Domestic	7,293,482	313,965	5.74%	7,717,423	416,236	7.19%
International	1,044,722	19,521	2.49%	1,099,520	43,769	5.31%

Total	8,338,204	333,486	5.33%	8,816,943	460,005	6.96%

Total earning assets (3)	130,913,614	$8,343,178	8.50%	119,468,800	$8,117,962	9.06%
Cash and due from banks (3)	2,060,332			2,154,724
Allowance for loan and lease losses (3)	(3,183,500)			(2,133,435)
Premises and equipment, net (3)	2,315,550			2,223,416
Other (3)	22,214,313			21,299,625
Total assets from discontinued operations	$68,145			5,033,762

Total assets	$154,388,454			$148,046,892

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$75,651,622	$1,756,965	3.10%	$71,978,638	$2,126,238	3.94%
International	3,589,387	70,319	2.61%	2,355,356	93,939	5.32%

Total deposits	79,241,009	1,827,284	3.07%	74,333,994	2,220,177	3.98%
Senior and subordinated notes	9,165,908	352,335	5.13%	9,556,134	417,250	5.82%
Other borrowings
Domestic	23,305,590	807,326	4.62%	17,000,271	702,434	5.51%
International	853,893	9,915	1.55%	1,101,162	10,503	1.27%

Total other borrowings	24,159,483	817,241	4.51%	18,101,433	712,937	5.25%

Total interest-bearing liabilities (3)	112,566,400	$2,996,860	3.55%	101,991,561	$3,350,364	4.38%
Non-interest bearing deposits (3)	10,716,575			11,332,303
Other (3)	6,135,659			5,587,588
Total liabilities from discontinued operations	152,121			3,774,815

Total liabilities	129,570,755			122,686,267
Equity	24,817,699			25,360,625

Total liabilities and equity	$154,388,454			$148,046,892

Net interest spread			4.95%			4.68%

Interest income to average earning assets			8.50%			9.06%
Interest expense to average earning assets			3.05%			3.74%

Net interest margin			5.45%			5.32%

(1)	Interest income includes past-due fees on loans of approximately $520.1 million and $498.2 million for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Certain prior period amounts have been reclassified to conform to current period presentation.
(3)	Based on continuing operations.
(4)	Non-accrual loans are included in their respective loan categories.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended September 30, 2008 vs. 2007			Nine Months Ended September 30, 2008 vs. 2007
(Dollars in thousands)	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
		Volume	Yield/Rate		Volume	Yield/Rate
Interest Income(3):
Consumer loans
Domestic	$(22,330)	$51,468	$(73,798)	$39,810	$78,263	$(38,453)
International	(4,668)	(3,186)	(1,482)	30,312	7,197	23,115

Total	(26,998)	49,115	(76,113)	70,122	85,412	(15,290)
Commercial loans	(6,618)	92,068	(98,686)	120,111	299,901	(179,790)

Total loans held for investment	(33,616)	175,215	(208,831)	190,233	495,545	(305,312)
Securities available for sale	64,724	70,762	(6,038)	161,502	187,988	(26,486)
Other
Domestic(2)	(16,750)	38,604	(55,354)	(102,271)	(21,878)	(80,393)
International	(9,529)	(583)	(8,946)	(24,248)	(2,082)	(22,166)

Total(2)	(26,279)	35,821	(62,100)	(126,519)	(23,877)	(102,642)

Total interest income	4,829	328,334	(323,505)	225,216	748,379	(523,163)
Interest Expense:
Deposits
Domestic(2)	(106,192)	91,448	(197,640)	(369,273)	104,030	(473,303)
International	(9,580)	12,456	(22,036)	(23,620)	36,513	(60,133)

Total(2)	(115,772)	103,001	(218,773)	(392,893)	139,059	(531,952)
Senior notes	(48,075)	(20,531)	(27,544)	(64,915)	(16,520)	(48,395)
Other borrowings
Domestic(2)	(13,091)	43,878	(56,969)	104,892	231,202	(126,310)
International	(404)	(776)	372	(588)	(2,619)	2,031

Total(2)	(13,495)	40,002	(53,497)	104,304	214,914	(110,610)

Total interest expense	(177,342)	133,433	(310,775)	(353,504)	324,096	(677,600)

Net interest income	$182,171	$202,510	$(20,339)	$578,720	$465,298	$113,422

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Prior period amounts have been reclassified to conform to current period presentation.
(3)	Based on continuing operations.

TABLE C—MANAGED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended September 30
(Dollars in thousands)	2008	2007
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$12,380,856	$11,903,009
International	3,395,732	3,237,877

Total credit card	15,776,588	15,140,886
Installment loans
Domestic	10,472,886	9,299,707
International	180,387	426,634

Total installment loans	10,653,273	9,726,341
Auto loans	22,341,137	24,161,505
Mortgage loans (1)	10,951,421	12,801,240

Total consumer loans	59,722,419	61,829,972

Commercial loans	38,242,932	33,575,245

Total reported loans held for investment	97,965,351	95,405,217

Securitization adjustments:
Consumer loans
Credit cards
Domestic	39,109,892	37,712,207
International	6,678,593	7,868,226

Total credit card	45,788,485	45,580,433
Installment loans
Domestic	1,122,807	2,316,042
International	—	—

Total installment loans	1,122,807	2,316,042
Auto loans	—	180,614
Mortgage loans	—	—

Total consumer loans	46,911,292	48,077,089
Commercial loans	2,469,103	2,902,964

Total securitization adjustments	49,380,395	50,980,053

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	51,490,748	49,615,216
International	10,074,325	11,106,103

Total credit card	61,565,073	60,721,319
Installment loans
Domestic	11,595,693	11,615,749
International	180,387	426,634

Total installment loans	11,776,080	12,042,383
Auto loans	22,341,137	24,342,119
Mortgage loans (1)	10,951,421	12,801,240

Total consumer loans	106,633,711	109,907,061
Commercial loans	40,712,035	36,478,209

Total managed loans held for investment	$147,345,746	$146,385,270

	Three Months Ended September 30
(Dollars in thousands)	2008	2007
Average Balances (2):
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$13,061,320	$10,943,002
International	3,247,240	3,104,576

Total credit card	16,308,560	14,047,578
Installment loans
Domestic	10,467,396	8,915,543
International	216,297	454,870

Total installment loans	10,683,693	9,370,413
Auto loans	22,836,076	23,950,128
Mortgage loans	11,173,113	11,965,466

Total consumer loans	61,001,442	59,333,585
Commercial loans	37,776,951	32,411,261

Total reported loans held for investment	98,778,393	91,744,846

Securitization adjustments:
Consumer loans
Credit cards
Domestic	37,548,178	38,815,770
International	7,234,884	7,601,230

Total credit card	44,783,062	46,417,000
Installment loans
Domestic	1,236,008	2,446,811
International	—	—

Total installment loans	1,236,008	2,446,811
Auto loans	—	206,587
Mortgage loans	—	—

Total consumer loans	46,019,070	49,070,398

Commercial loans	2,449,935	2,966,024
Total securitization adjustments	48,469,005	52,036,422

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,609,498	49,758,772
International	10,482,124	10,705,806

Total credit card	61,091,622	60,464,578
Installment loans
Domestic	11,703,404	11,362,354
International	216,297	454,870

Total installment loans	11,919,701	11,817,224
Auto loans	22,836,076	24,156,715
Mortgage loans	11,173,113	11,965,466

Total consumer loans	107,020,512	108,403,983
Commercial loans and small business	40,226,886	35,377,285

Total managed loans held for investment	$147,247,398	$143,781,268

	Nine Months Ended September 30
(Dollars in thousands)	2008	2007
Average Balances (2):
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$12,041,404	$12,746,090
International	3,228,627	2,897,494

Total credit card	15,270,031	15,643,584
Installment loans
Domestic	10,209,364	8,250,316
International	269,322	523,516

Total installment loans	10,478,686	8,773,832
Auto loans	23,938,111	23,628,973
Mortgage loans	11,640,486	12,286,093

Total consumer loans	61,327,314	60,332,482
Commercial loans	37,521,372	31,779,471

Total reported loans held for investment	98,848,686	92,111,953

Securitization adjustments:
Consumer loans
Credit cards
Domestic	38,372,828	37,588,142
International	7,447,126	7,763,885

Total credit card	45,819,954	45,352,027
Installment loans
Domestic	1,513,121	2,678,007
International	—	—

Total installment loans	1,513,121	2,678,007
Auto loans	37,891	299,048
Mortgage loans	—	—

Total consumer loans	47,370,966	48,329,082
Commercial loans	2,004,300	3,060,878

Total securitization adjustments	49,375,266	51,389,960

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,414,232	50,334,232
International	10,675,753	10,661,379

Total credit card	61,089,985	60,995,611
Installment loans
Domestic	11,722,485	10,928,323
International	269,322	523,516

Total installment loans	11,991,807	11,451,839
Auto loans	23,976,002	23,928,021
Mortgage loans	11,640,486	12,286,093

Total consumer loans	108,698,280	108,661,564
Commercial loans	39,525,672	34,840,349

Total managed loans held for investment	$148,223,952	$143,501,913

(1)	Includes $1.6 billion of GreenPoint mortgage loans held for investment as of September 30, 2007.
(2)	Based on continuing operations.

TABLE D—COMPOSITION OF REPORTED HELD FOR INVESTMENT LOAN PORTFOLIO

	As of September 30
	2008		2007
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans (1)	$59,722,419	60.96%	$61,829,972	64.81%
Commercial loans	38,242,932	39.04%	33,575,245	35.19%

Total	$97,965,351	100.00%	$95,405,217	100.00%

(1)	Includes $1.6 billion of GreenPoint mortgage loans held for investment as of September 30, 2007.

TABLE E—DELINQUENCIES

Table E shows loan delinquency trends for the periods presented on a reported and managed basis.

	As of September 30
	2008		2007
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Reported(1) (3):
Loans held for investment	$97,965,351	100.00%	$95,405,217	100.00%
Loans delinquent:
30-59 days	2,045,312	2.09%	1,754,328	1.84%
60-89 days	934,817	0.95%	741,439	0.78%
90-119 days	461,439	0.47%	347,031	0.36%
120-149 days	184,685	0.19%	127,630	0.13%
150 or more days	142,086	0.15%	106,783	0.11%

Total	$3,768,339	3.85%	$3,077,211	3.22%

Loans delinquent by geographic area:
Domestic	3,614,135	3.83%	2,946,678	3.21%
International	154,204	4.31%	130,533	3.56%

Managed(2) (3):
Loans held for investment	$147,345,746	100.00%	$146,385,270	100.00%
Loans delinquent:
30-59 days	2,699,611	1.83%	2,449,001	1.67%
60-89 days	1,399,640	0.95%	1,212,994	0.83%
90-119 days	847,857	0.58%	693,909	0.47%
120-149 days	513,472	0.35%	404,592	0.28%
150 or more days	413,899	0.28%	337,083	0.23%

Total	$5,874,479	3.99%	$5,097,579	3.48%

(1)	Includes non-accrual consumer auto loans of $169.4 million and $142.8 million as of September 30, 2008 and 2007, respectively.
(2)	Includes non-accrual consumer auto loans of $169.4 million and $144.1 million as of September 30, 2008 and 2007, respectively.
(3)	Includes GreenPoint mortgage loans held for investment as of September 30, 2007.

TABLE F: NET CHARGE-OFFS

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2008	2007	2008	2007
Reported (1):
Average loans held for investment	$98,778,393	$91,744,846	$98,848,686	$92,111,953
Net charge-offs	872,077	480,065	2,432,259	1,310,527
Net charge-offs as a percentage of average loans held for investment	3.53%	2.09%	3.28%	1.90%

Managed (1):
Average loans held for investment	$147,247,398	$143,781,268	$148,223,952	$143,501,913
Net charge-offs	1,583,430	1,027,356	4,598,648	2,865,819
Net charge-offs as a percentage of average loans held for investment	4.30%	2.86%	4.14%	2.66%

(1)	Based on continuing operations.

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

	As of September 30
(Dollars in thousands)	2008	2007(2)
Nonperforming loans held for investment (1):
Commercial lending
Commercial and multi-family real estate	$138,634	$9,131
Middle market	21,595	16,646
Small ticket commercial real estate	118,130	6,352
Specialty lending	13,991	5,814

Total commercial lending	292,350	37,943
Small business lending	42,338	36,506

Total commercial & small business lending	334,688	74,449
Consumer – auto	169,384	142,817
Consumer – real estate	142,406	67,957
Consumer – other	8,818	2,399

Total nonperforming loans held for investment	655,296	287,622
Foreclosed property	76,238	45,377
Repossessed assets	51,265	51,283

Total nonperforming assets	$782,799	$384,282

(1)	Our policy is not to classify credit card loans as nonperforming loans.
(2)	Certain prior period amounts have been reclassified to conform to current period presentation.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$3,311,003	$2,120,000	$2,963,000	$2,180,000
Provision for loan and lease losses:
Domestic	1,009,078	553,977	2,848,211	1,234,630
International	84,839	41,557	153,908	107,662

Total provision for loan and lease losses from continuing operations	1,093,917	595,534	3,002,119	1,342,292
Total provision for loan and lease losses from discontinued operations	—	75,829	—	80,151

Total provision for loan and lease losses	1,093,917	671,363	3,002,119	1,422,443

Other	(13,233)	8,611	(13,250)	27,992
Charge-offs:
Consumer loans:
Domestic	(850,772)	(507,399)	(2,378,457)	(1,435,384)
International	(65,108)	(64,900)	(189,751)	(191,964)

Total consumer loans	(915,880)	(572,299)	(2,568,208)	(1,627,348)
Commercial loans	(124,995)	(55,637)	(369,144)	(150,981)

Total charge-offs	(1,040,875)	(627,936)	(2,937,352)	(1,778,329)

Principal recoveries:
Consumer loans:
Domestic	138,029	119,383	411,435	382,913
International	16,061	19,043	46,665	58,162

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2008	2007	2008	2007
Total consumer loans	154,090	138,426	458,100	441,075
Commercial loans	14,708	9,536	46,993	26,819

Total principal recoveries	168,798	147,962	505,093	467,894

Net charge-offs	(872,077)	(479,974)	(2,432,259)	(1,310,435)

Balance at end of period	$3,519,610	$2,320,000	$3,519,610	$2,320,000

Allowance for loan and lease losses to loans held for investment at end of period	3.59%	2.43%	3.59%	2.43%

Allowance for loan and lease losses by geographic distribution:
Domestic	$3,319,801	$2,102,451	$3,319,801	$2,102,451
International	199,809	217,549	199,809	217,549

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$2,608,216	$1,718,146	$2,608,216	$1,718,146
International	199,809	217,549	199,809	217,549

Total consumer loans	2,808,025	1,935,695	2,808,025	1,935,695
Commercial loans	711,585	384,305	711,585	384,305

Balance at end of period	$3,519,610	$2,320,000	$3,519,610	$2,320,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under our Annual Report on Form 10-K for the year ended December 31, 2007, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended September 30, 2008.

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

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Consolidated Financial Statements – Note 10 – Commitments, Contingencies and Guarantees.”

Item 1A.	Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, under Item 1A “Risk Factors” for a summary of our risk factors. Refer also to the discussion below which supplements our discussion of risk factors in our Form 10-K for the year ended December 31, 2007 and our Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Current market developments may adversely affect our industry, business, results of operations and access to capital.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our financial condition and results of operations and our access to capital. In particular, we may face the following risks in connection with these events:

•	Market developments may affect consumer confidence levels and may cause declines in credit card usage and adverse changes in payment patterns, causing increases in delinquencies and default rates.

•

The processes we use to estimate inherent losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

•

Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•

Increased prepayments or other events may cause our securitization transactions to amortize earlier than scheduled, which would accelerate our need for additional funding and have a significant effect on the ability of certain of our business entities to meet capital adequacy requirements.

•

We may be required to pay significantly higher Federal Deposit Insurance Corp. (FDIC) premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

The Soundness of Other Financial Institutions Could Adversely Affect Us

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients, resulting in a significant credit concentration with respect to the financial services industry overall. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.

Likewise, adverse developments affecting the overall strength and soundness of our competitors or the financial services industry as a whole could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships also could negatively impact perceptions about us. These negative perceptions about us could cause our business to suffer and exacerbate the other risks that we face.

A Complex and Changing Legislative and Regulatory Environment Could Restrict Our Lending and Other Practices

We operate in a heavily regulated industry and are therefore subject to a wide array of consumer lending, banking and deposit laws and regulations that apply to almost every element of our business. There has been increased legislation and regulation with respect to the financial services industry in recent months, and we expect that oversight of our business will continue to expand in scope and complexity. For example, our expected participation in the Capital Purchase Program (the “CPP”), subjects us to increased oversight by the Treasury Department, regulators and Congress under the Emergency Economic Stabilization Act (“EESA”). Hearings on implementation of the CPP and the use of funds have already begun. Congress may adopt further legislation to refine EESA in addition to other efforts to change lending practices that legislators believe led to the current economic situation. Such legislation could increase governmental oversight of the Company, restrict the Company’s lending or governance practices, or both.

Other laws and regulations could also limit credit card pricing and other terms. For example, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Association have proposed rules that would limit the ability of credit card issuers to increase credit card interest rates on existing balances. Final regulations could be released by the end of 2008. Likewise, several bills pending before Congress could impact credit card pricing and other terms. In addition, legislation has been introduced that would enable merchants to negotiate interchange fees, the fees merchants pay to process debit and credit card transactions. The future of these bills in 2008 is uncertain, but each, or additional legislation, could be introduced or reintroduced in 2009.

Laws and regulations, and any interpretations and applications with respect thereto, generally are intended to benefit consumers, borrowers and depositors, not shareholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our earnings and growth. In addition, some of these new laws and regulations may increase our costs. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	(d) Maximum Amount that May Yet Be Purchased Under the Plan or Program
July 1-31, 2008	4,632	$39.49	—	$2,000,000
August 1-31, 2008	953	$43.23	—	$2,000,000
September 1-30, 2008	3,209	$55.19	—	$2,000,000

Total	8,794		—

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.
(2)	On January 31, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s $.01 par value common stock. The Company does not expect to conduct any repurchases until the economic outlook improves. Any such repurchases may only be conducted in accordance with the conditions outlined by the U.S. Treasury for companies participating in the Capital Purchase Program (“CPP”). See section V. Management Summary, Subsequent Event for a discussion of the Company’s participation in the CPP.

Part 2. Other Information

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on September 8, 2005).

2.3	Agreement and Plan of Merger, dated as of March 12, 2006, between Capital One Financial Corporation and North Fork Bancorporation (incorporated by reference to the Corporation’s Report on Form 8-K, filed on March 16, 2006).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended October 30, 2008) (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed November 3, 2008).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K.

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.1 of the corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

4.2.3	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.4	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.5	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

Exhibit No.	Description
4.2.6	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2005).

4.2.7	Specimen of Floating Rate Senior Note, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.8	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.9	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.3	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

Exhibit No.	Description
4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.7.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1*	Amendments to Processing Services Agreement, effective October 31, 2008, between the Corporation and Total System Services, Inc. (confidential treatment requested for these amendments and the original agreement, dated August 5, 2005, which was filed as exhibit 10.1 of the corporation’s quarterly report on Form 10-Q for the period ending September 30, 2005).

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

*	Indicates a document being filed with this Form 10-Q.
**	Information in this 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: November 7, 2008	By:	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer