Form 10-K
period 2008-12-31
CAPITAL ONE FINANCIAL CORP
filed 2009-02-26
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2008.

Common Stock, $.01 Par Value: $14,119,470,287*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2009.

Common Stock, $.01 Par Value: 391,827,184 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 24, 2009 are incorporated by reference into Part III.

CAPITAL ONE FINANCIAL CORPORATION

2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Overview

Capital One Financial Corporation (the “Corporation”) is one of the largest banks in the United States, incorporated in Delaware on July 21, 1994, whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries include Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products, and deposit products; and Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients. The Corporation and its subsidiaries are collectively referred to as the “Company.” Unless indicated otherwise, the terms “Corporation”, “we”, “us”, and “our” refer to the Corporation and its consolidated subsidiaries.

As of December 31, 2008, we had $108.6 billion in deposits and $146.9 billion in managed loans outstanding. We are the 4th largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on managed credit card loans outstanding, and we are the 10th largest depository institution in the United States.

We offer our products throughout the United States. We also offer our products outside of the United States principally through Capital One Bank (Europe) plc, an indirect subsidiary of COBNA organized and located in the United Kingdom (the “U.K. Bank”), and through a branch of COBNA in Canada. Our U.K. Bank has authority, among other things, to accept deposits and provide credit card and installment loans. Our branch of COBNA in Canada has the authority to provide credit card loans.

Our common stock is listed on the New York Stock Exchange under the symbol COF and as of January 31, 2009, the Company’s common stock was held by 17,653 shareholders. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000). The Corporation maintains a website at www.capitalone.com. Documents available on our website include (i) Codes of Business Conduct and Ethics for the Corporation; (ii) the Corporation’s Corporate Governance Principles; and (iii) charters for the Audit and Risk, Compensation, Finance and Trust Oversight, and Governance and Nominating Committees of the Board of Directors. These documents are also available in print to any shareholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing of such material to the SEC.

Business Description

Capital One is one of the largest banks in the United States. We are a diversified banking corporation focused primarily on consumer and commercial lending and deposit origination. Our principal business segments are Local Banking and National Lending. Local Banking includes the Company’s branch, treasury services and national deposit gathering activities; its commercial, branch based small business lending and certain branch originated consumer lending; and its mortgage servicing activities. The National Lending segment consists of two sub-segments: the U.S. Card sub-segment which consists of domestic consumer credit and debit card activities, and; the Other National Lending sub-segment which includes the Company’s auto finance and international lending sub-segments. For further discussion of our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segment Summary” and Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3.”

Local Banking Segment. The Local Banking segment offers traditional banking products through an extensive branch network in Connecticut, Louisiana, New Jersey, New York, and Texas. Products include commercial and consumer loans, commercial and consumer deposit account services, commercial credit cards, treasury management services, trust services and other banking related products, such as insurance, brokerage services, merchant services, and investment banking. In addition, the Local Banking segment offers money market (liquid accounts) and certificate of deposit accounts (time deposits) through internet channels.

U.S. Card Sub-segment. The U.S. Card sub-segment offers a wide variety of credit card and small business products, in addition to unsecured closed-end loans throughout the United States, which we customize to appeal to different consumer preferences and needs. Our product offerings are supported by extensive brand advertising. We routinely test new products to develop products that appeal to different and changing consumer preferences. Our customized products include products offered to a wide range of consumer credit risk profiles, as well as products aimed at special consumer interests.

Other National Lending Sub-segment. The Other National Lending sub-segment includes the Auto Finance sub-segment and International sub-segment.

Auto Finance Sub-segment. In the Auto Finance sub-segment, we purchase retail installment contracts, secured by new and used automobiles or other motor vehicles, through dealer networks throughout the United States. Additionally, we utilize direct marketing, including the internet, to offer automobile financing directly to consumers for the purchase of new and used vehicles, as well as refinancing of existing motor vehicle loans. As of December 31, 2008, we are the fourth largest non-captive provider of auto financing in the United States.

International Sub-segment. The International sub-segment consists of U.K. and Canada credit card lending, extending Capital One’s national scale lending franchise and providing geographic diversification. In our international sub-segment, we utilize methodologies and approaches similar to those we use in the U.S. Card sub-segment, offering customized credit card products across the consumer risk spectrum.

Chevy Chase Bank Acquisition

On December 4, 2008, the Company announced its intention to acquire Chevy Chase Bank F.S.B., the largest retail depository institution in the Washington, D.C. region in a cash and stock transaction valued at approximately $520 million. On February 13, 2009, the Company received approval from the Federal Reserve to acquire all of the shares of Chevy Chase Bank F.S.B. and certain of its subsidiaries. The Company expects the transaction to close in the first quarter of 2009.

Geographic Diversity

Loan portfolio concentration within a specific geographic region may be regarded differently based upon the current and expected credit characteristics and performance of the portfolio. Our loan portfolio is geographically diverse, although we do have commercial lending concentrations in the New York metropolitan area and Louisiana. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 22” of this form.

Enterprise Risk Management

Capital One’s policy is to identify, assess, and mitigate risks that affect or have the potential to affect our business, to target financial returns commensurate with the Company’s risk appetite, and to avoid excessive risk-taking. We follow three key principles related to this policy.

1.	Individual businesses take and manage risk in pursuit of strategic, financial, and other business objectives

2.	Independent risk management organizations support individual businesses by providing risk management tools and policies, and by aggregating risks; in some cases, risks are managed centrally

3.	The Board of Directors and top management review our aggregate risk position and establish the risk appetite

Our approach is reflected in four critical risk management practices of particular importance in today’s environment.

First, we recognize liquidity risk as among the critical risks facing financial institutions today. We seek to mitigate this risk strategically and tactically. From a strategic perspective, we have acquired and built deposit gathering businesses and significantly reduced our loan to deposit ratio. From a tactical perspective, we have accumulated a very large liquidity reserve comprising cash, high-quality, unencumbered securities, and committed collateralized credit lines and conduit facilities.

Second, we recognize that credit issues are a frequent cause of financial institution stress and that we are exposed to cyclical changes in credit quality. Consequently, we try to ensure our credit portfolio is resilient to economic downturns. Our most important tool is conservative underwriting. In consumer underwriting, we try to anticipate recession and base our underwriting decisions on models that include economic assumptions at least as conservative as our financial planning assumptions. In commercial underwriting, we insist on strong cash flow, strong collateral, and strong covenants and guarantees. In addition to conservative underwriting, we aggressively monitor our portfolio and aggressively collect or work out troubled loans. In our mortgage portfolio, in addition to standard collection techniques, we modify loans, including principal forbearance, where appropriate, consistent with the general guidelines in Fannie Mae’s and Freddie Mac’s programs.

Third, we recognize that reputational risk is of particular concern in today’s turbulent environment. Consequently, our CEO and executive team manage both tactical and strategic reputation issues and manage our relationships with the government, media, and other constituencies to help strengthen the reputations of both Capital One and our industry. This includes taking public positions in support of better consumer practices in our industry and, where possible, unilaterally implementing those practices in our business.

Finally, we recognize that maintaining appropriate capital levels is a particular concern in today’s environment. In September, we raised $760.8 million of new common equity to provide insurance that would be able to seize new opportunities as they arose and to protect our capital position from the potential for unanticipated credit deterioration. In October, we agreed to issue $3.5 billion of preferred stock and warrants to the U.S. Treasury under the Capital Purchase Program to protect against any potential risks to our regulatory capital ratios. We plan and manage our balance sheet, lending and investment activities to conform to our views regarding capital sufficiency. Ensuring that we have sufficient capital is one of the core functions of our Finance Department, Executive Committee, ALCO Committee, Finance Committee of the Board and our full Board of Directors. See Section X. Capital for further discussion regarding capital.

Risk Management Roles and Responsibilities

The Board of Directors is responsible for:

•	establishing Capital One’s overall risk framework;

•	authorizing, approving, and overseeing execution of the Enterprise Risk Management Policy; and

•	reviewing Capital One’s risk profile and establishing the overall risk appetite.

The Chief Executive Officer is responsible for:

•	managing the company’s overall risk position;

•	appointing the Chief Risk Officer, subject to the Board’s approval;

•	appointing executives to the Risk Management Committee, in coordination with the Chief Risk Officer; and

•	selecting Risk Stewards for each risk category based on subject matter expertise and organizational authority.

The Division Presidents are responsible for:

•	identifying risks and implementing appropriate risk controls when pursuing their business strategies and objectives;

•	ensuring their businesses operate within the corporate risk appetite and comply with policies and procedures established by the Risk Stewards;

•	considering risk when developing strategic plans, budgets, and new products, including mitigating risk when necessary;

•	producing risk reporting that is relevant, sufficient, accurate and timely; and

•	designating Business Chief Risk Officers for their respective divisions.

The Chief Risk Officer is responsible for:

•	assessing the quality of Capital One’s risk management program and driving appropriate action to resolve gaps in the risk management program or in risk mitigation;

•	establishing and implementing Capital One’s overall Enterprise Risk Management Policy;

•	overseeing the overall Enterprise Risk Management Program;

•	chairing the Risk Management Committee;

•	appointing the Enterprise Risk Management Executive; and

•	aggregating risks and reporting Capital One’s risk profile to the Board of Directors.

The Enterprise Risk Management Executive is responsible for:

•	providing frameworks, tools and methods to identify and manage risk;

•	monitoring adherence with the Enterprise Risk Management Policy;

•	analyzing, aggregating, and recommending risks for top risk designation;

•	managing processes and providing tools for identification, aggregation and mitigation of risks across all risk categories; and

•	managing risk related to horizontal functions on behalf of the entire company.

Risk Stewards are responsible for:

•	continually monitoring the effectiveness of risk management processes for their risk category;

•	setting direction and establishing risk limits (i.e. risk appetite) for their risk category consistent with the risk appetite established by the Board;

•	identifying when a business area is operating outside of established risk limits and driving corrective action.

Each Business Chief Risk Officer is responsible for the following in his/her business division:

•	assessing the quality of the division’s risk management program and driving to resolve gaps in the risk management program or in risk mitigation;

•	creating and maintaining a risk management culture;

•	executing a comprehensive risk management strategy;

•	leading regular, actionable risk self-assessments that are reviewed with their Division President and the Enterprise Risk Management Executive;

•	ensuring proper controls are in place and that such controls are properly executed;

•	ensuring risk monitoring and data are proper, comprehensive, and accurate; and

•	executing an information and communication strategy that supports the risk culture and key risk management objectives.

Risk Management Committees

Capital One maintains the following three top level risk committees, each with appropriate sub-committees as indicated:

1.	Asset/Liability Management Committee: oversees rate risk, market risk, capital adequacy, and the investment portfolio

•	Balance Sheet Risk Management Committee

2.	Credit Policy Committee: oversees the corporate credit portfolio and enterprise-wide credit program and policies

•	Divisional Credit Committees for each major product segment

3.	Risk Management Committee: oversees the enterprise risk policy and program with a focus on overall/aggregate risks

•	Compliance Committee

•	Operational Risk Committee

Risk Management and Control Framework

Capital One uses a consistent framework to manage risk. The framework applies at all levels, from the development of the Enterprise Risk Management Program itself to the tactical operations of the front-line business team. The framework has six key elements:

1.	Objective Setting;

2.	Risk Assessment;

3.	Control Activities;

4.	Communication and Information;

5.	Program Monitoring; and

6.	Organization and Culture.

Objective Setting is at the beginning of our risk management approach. We set strategic, financial, operational, and other objectives during our strategic and annual planning processes and throughout the year. These objectives cascade through the organization to individual teams of associates.

Risk Assessment is the process of identifying risks to our objectives, evaluating the impact of those risks and choosing a response. Responses include avoidance, mitigation, or acceptance. Risk responses are guided by our established risk appetite. In certain risk categories, risk assessment is largely conducted by central risk groups or jointly between business areas and central groups (market, liquidity, legal, credit, compliance). In other risk categories, risk assessment is primarily the responsibility of business areas with more limited central support (strategic, operational, reputation).

Control Activities are the day-to-day backbone of our Enterprise Risk Management Program. Controls provide reasonable assurance that legal, regulatory, and business requirements are met, and identified risks are being mitigated, avoided, or accepted according to our risk appetite. We have practices in place to ensure key controls are established, evaluated, and effective in preventing a breakdown. Control activities include the monitoring of adherence to current requirements, regular reporting to management, and regular reviews and sign-offs. They also include the resolution of regulatory and audit findings and issues and the procedures that trigger objective setting and risk assessments when new business opportunities are evaluated or business hierarchy changes occur.

Communication and Information must provide a solid infrastructure to support the objective setting, risk assessment, and control activities described above. We have established policies for each risk category which define the specific reports to be used and the communication infrastructure. Robust risk management requires well-functioning communication channels to inform associates of their responsibilities, alert them to issues or changes that might affect their activities, and to enable an open flow of information up, down, and across the company.

Program Monitoring is critical to the Enterprise Risk Management Program itself because it assesses the accuracy, sufficiency, and effectiveness of current objectives, risk assessments, controls, ownership, communication, and management support. Where deficiencies are discovered, the Enterprise Risk Management Program must be updated to resolve the deficiencies in a timely manner. Clear accountability must also be defined when resolving deficiencies to ensure the desired outcome is achieved. Risk management programs are monitored at every level; from the overall Enterprise Risk Management Program to the individual risk management activities in each business area.

Our Organization and Culture promote risk management as a key factor in making important business decisions. An effective risk management culture starts with a well-defined risk management philosophy. It requires established risk management objectives that align to business objectives and make targeted risk management activities part of ongoing business management activities.

We have a corporate Code of Business Conduct and Ethics (the “Code”) (available on the Corporate Governance page of our website at www.capitalone.com/about) under which each associate is obligated to behave with integrity in dealing with customers and business partners and to comply with applicable laws and regulations. We disclose any waivers to the Code on our website. Currently, there are no waivers. We also have an associate performance management process that emphasizes achieving business results while ensuring integrity, compliance, and sound business management. Our risk management culture is also encouraged through frequent direction and communications from the Board of Directors, senior leadership, corporate and departmental risk management policies, risk management and compliance training programs and on-going risk assessment activities in the business areas.

Risk Appetite

Capital One organizes its Enterprise Risk Management Program around eight risk categories. The risk categories enable us to efficiently aggregate risks, provide a mechanism to discuss risk appetite, and facilitate the assignment of expert risk resources to support our business activities. While we customize specific risk objectives and control methodologies to each risk category, they share, at the highest level, a common approach to describing and measuring risk appetite.

Risk appetites are approved by the Board of Directors and are used both to monitor the company’s evolving risk position and to guide strategic and tactical decision making. The risk appetite framework assesses each risk category across the following three dimensions:

1.	Net Risk: Assessment of the level of risk given internal and external factors;

2.	Quality of Governance and Controls: Evidence demonstrating the strength (or weakness) of our risk governance structure and/or controls associated with the risk category and our ability to address issues; and

3.	Mitigation Plan Status: When needed, the status of key mitigation activity needed to reduce risk.

Risk Categories

Capital One’s risk management program is organized around eight risk categories. They are:

1.	Liquidity

2.	Credit

3.	Reputation

4.	Market

5.	Strategic

6.	Operational

7.	Compliance

8.	Legal

Following are descriptions of our approach to each risk category.

Liquidity Risk is the risk that future financial obligations are not met or future asset growth cannot occur because of an inability to obtain funds at a reasonable price within a reasonable time.

The Chief Financial Officer is the accountable executive for liquidity risk and serves as the Risk Steward.

Liquidity strength is assessed through balance sheet metrics, and stress testing is used to ensure that Capital One can withstand significant degradation in the funding markets (particularly in the wholesale funding markets). We regularly evaluate our liquidity position under various liquidity stress scenarios with the Asset/Liability Management Committee and Finance Committee, providing recommendations for any necessary actions to ensure our liquidity risk exposure is well managed. Management reports liquidity metrics to the Finance Committee no less than quarterly. Breaches in liquidity policy limits are reported to the Treasurer as soon as they are identified and to the Asset/Liability Management Committee at the next regularly scheduled committee meeting, unless said breach activates the Liquidity Contingency Plan. Breaches are also reported to the Finance Committee no later than the next regularly scheduled meeting. Detailed processes, requirements and controls are contained in our policies and supporting procedures.

Credit Risk is the risk of loss from a borrower’s failure to meet the terms of any contract or failure to otherwise perform as agreed. There are four primary sources of credit risk: (1) changing economic conditions, which affect borrowers’ ability to pay and the value of any collateral; (2) a changing competitive environment, which affects customer debt loads, borrowing patterns and loan terms; (3) our underwriting strategies and standards, which determine to whom we offer credit and on what terms; and (4) the quality of our internal controls, which establish a process to test that underwriting conforms to our standards and identifies credit quality issues so we can act upon them in a timely manner.

The Chief Risk Officer is the accountable executive for credit risk and serves as the Risk Steward. Responsibility for consumer credit risk is delegated to the Chief Consumer Credit Officer and responsibility for commercial credit risk is delegated to the Chief Commercial Credit Officer.

We have quantitative credit risk guidelines for each of our lines of business. We conduct portfolio and decision level monitoring and stress tests using economic and legislative stress scenarios. Credit risk objectives are achieved by establishing a credit governance framework and by establishing policies, procedures, and controls for each step in the credit process. The Board, Chief Executive Officer, Chief Risk Officer, Chief Consumer and Commercial Credit Officers, and Division Presidents have specific accountable roles in the management of credit risk. These include policy approval, creation of credit strategy, review of credit position, and delegation of authority. Our evolving credit risk position and recommendations to address issues are reviewed by the Credit Policy Committee and the Board of Directors.

Reputation Risk is the risk to market value, recruitment, and retention of talented associates and a loyal customer base due to the negative perceptions of Capital One’s internal and external stakeholders regarding Capital One’s business strategies and activities.

The Company’s General Counsel is the accountable executive for reputation risk and the Corporate Affairs Executive is the Risk Steward on behalf of the General Counsel.

Reputation risk is managed and owned by business areas in accordance with our Reputation Risk Policy. The Corporate Affairs Executive assists business areas in evaluating the reputation risk of new and existing business activities. Each Division President is responsible for highlighting potential reputational issues and executing appropriate risk mitigation activities. The Corporate Affairs Executive is responsible for assessing and reporting our aggregate reputation risk, as well as the state of Capital One’s reputation with specific stakeholder groups, to the General Counsel, Chief Risk Officer, and Risk Management Committee.

Market Risk is the risk that earnings or the economic value of equity will under-perform due to changes in interest rates, foreign exchange rates (market rates), or other financial market asset prices. Our ability to manage market risks contributes to our overall capital management.

The Chief Financial Officer is the accountable executive for market risk and serves as the Risk Steward.

The market risk positions of Capital One’s banking entities and the consolidated Company are calculated separately and in total, are compared to the pre-established limits, and are reported to the Asset/Liability Management Committee and Finance Committee no less than quarterly. Management is authorized to utilize financial instruments to actively manage market risk exposure. Detailed processes, requirements and controls are contained in our policies and supporting procedures.

Strategic Risk is the risk that Capital One fails to achieve short and long-term business objectives because we fail to develop the products, capabilities, and competitive position necessary to attract consumers, compete with competitors and withstand market volatility. The result is a failure to deliver returns expected by stakeholders (customers, associates, shareholders, investors, communities, and regulators).

The Chief Executive Officer is the accountable executive for Capital One strategy. The Strategy Executive serves as the Risk Steward for strategy risk identification, aggregation, and mitigation on behalf of the Chief Executive Officer.

The Chief Executive Officer, together with the strategy executive, develops an overall corporate strategy and leads alignment of the entire organization with this strategy through definition of strategic imperatives and top-down communication. The Chief Executive Officer and other senior executives spend significant time throughout the entire company sharing the company’s strategic imperatives to promote an understanding of our strategy and connect it to day-to-day associate activities to enable effective execution. Division Presidents are accountable for defining business strategy within the context of the overall corporate level strategy and Strategic Imperatives. Division Presidents review their strategies with the strategy group to assess strategy viability and identify and mitigate risks. Business strategies are integrated into the Corporate Strategic Plan and are reviewed and approved separately and together on an annual basis by the Chief Executive Officer and Board of Directors.

Operational Risk is the risk of direct or indirect financial loss from failed or inadequate processes, associate capabilities or systems, or exposure to external events. The risk of financial loss associated with litigation is also included under operational risk.

The Chief Risk Officer is the accountable executive for establishment of risk management standards and for governance and monitoring of operational risk at a corporate level. Division Presidents have primary accountability for management of operational risk within their business areas. The Operational Risk Management Executive is the Risk Steward for operational risk.

While most operational risks are managed and controlled by business areas, the Operational Risk Management Program establishes requirements and control processes that assure certain consistent practices in the management of operational risk, and provides transparency to the corporate operational risk profile. Our Operational Risk Management Program also includes two primary additional functions. Operational Risk Reporting involves independent assessments of the control and sustainability of key business processes at a corporate and business area level, and such assessments are provided to the Chief Risk Officer, Risk Management Committee, and Audit and Risk Committee. The Operational Risk Capital function, in conjunction with the corporate capital process managed by Global Finance, establishes necessary operational risk capital levels to assure resiliency against extreme operational risk event scenarios.

Operational Risk results and trends are reported to the Risk Management Committee and the Audit and Risk Committee of the Board.

Compliance Risk is the risk of financial loss due to regulatory fines or penalties, restriction or suspension of business, or cost of mandatory corrective action as a result of failing to adhere to applicable laws, regulations, and supervisory guidance.

Division Presidents are the accountable executives for compliance risk and are responsible for building and maintaining compliance processes and providing required reporting to the Risk Steward. With the Chief Compliance Officer, Division Presidents are jointly accountable for ensuring the Compliance Management Program requirements are met for their division. The Chief Compliance Officer is the Risk Steward.

We ensure compliance by maintaining an effective Compliance Management Program consisting of sound policies, systems, processes, and reports. The Compliance Management Program provides management with guidance, training, and monitoring to provide reasonable assurance of our compliance with internal and external compliance requirements. Additionally, management and the Corporate Compliance department jointly and separately conduct on-going monitoring and assess the state of compliance. The assessment provides the basis for performance reporting to management and the Board, allows business areas to determine if their compliance performance is acceptable, and confirms effective compliance controls are in place. Business areas embed compliance requirements and controls into their business policies, standards, processes and procedures. They regularly monitor and report on the efficiency of their compliance controls. Corporate Compliance, jointly working with the business, defines and validates a standard compliance monitoring and reporting methodology. Compliance results and trends are reported to the Risk Management Committee and the Audit and Risk Committee of the Board.

Legal Risk is the risk of material adverse impact due to: (i) new and changed laws and regulations; (ii) new interpretations of law; (iii) the drafting, interpretation and enforceability of contracts; (iv) adverse decisions or consequences arising from litigation or regulatory scrutiny; (v) the establishment, management and governance of our legal entity structure; and (vi) the failure to seek or follow appropriate Legal counsel when needed.

The company’s General Counsel is the accountable executive for monitoring and controlling legal risk and serves as the Risk Steward.

The Legal department serves as our control against legal risk by providing legal evaluation and guidance. This evaluation and guidance is based on the assessment of Legal counsel as to the type and degree of legal risk associated with internal business area practices and activities, and of the controls the business has in place to mitigate legal risk. When Legal becomes aware of any risk that falls outside of acceptable risk assessment limits, there is an internal escalation process to ensure appropriate executives are made aware of that risk in a timely manner. In addition, we holistically review our legal risk position each quarter with the Legal Risk Steward, other senior executives, and the Audit and Risk Committee of the Board of Directors.

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

As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. Over time, we have increasingly relied on third party outsourcers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Total System Services Inc. (“TSYS”) for processing services for Capital One’s North American and United Kingdom portfolios of consumer and small business credit card accounts, Fidelity National Information Services (“Fidelity”) for the Capital One banking systems, and IBM Corporation for management of our North American data centers. In the first quarter of 2008, we migrated our United Kingdom credit card portfolio to the European version of the TSYS processing platform.

During the first half of 2008, we completed the conversion of the legacy North Fork banking systems to a single platform hosted by Fidelity. We are in the initial stages of assessing the potential impact of the proposed Chevy Chase Bank F.S.B., acquisition on our systems and technology. We expect the Chevy Chase Bank F.S.B. acquisition to close in the first quarter of 2009 and we expect to complete integration planning in mid-2009 and to begin the subsequent migrations later in the year.

Funding and Liquidity

A discussion of our funding programs and liquidity has been included in Item  7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Funding.”

Competition

As a diversified bank that markets credit cards and consumer and commercial financial products and services, we face intense competition in all aspects of our business from numerous bank and non-bank providers of financial services.

We compete with national and state banks for deposits, commercial loans and trust accounts and with savings and loan associations and credit unions for loans and deposits. We also compete with other financial services providers for loans, deposits, and other services and products. In addition, we compete against non-depository institutions that are able to offer products and services that were typically banking products and services. In general, in the current economic environment, customers are attracted to depository institutions that are perceived as stable, with solid liquidity and funding.

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

We believe that we are able to compete effectively in our current markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop, or by the broader economic environment. For a discussion of the risks related to our competitive environment, please refer to Item 1A. Risk Factors “We Face Intense Competition in All of Our Markets.”

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

Employees

As of December 31, 2008, we employed approximately 25,800 employees whom we refer to as “associates.” A central part of our philosophy is to attract and maintain a highly capable staff. We view current associate relations to be satisfactory. None of our associates is covered under a collective bargaining agreement.

Supervision and Regulation

General

The Company is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842). The Company is subject to the requirements of the BHC Act, including its capital adequacy standards and limitations on the Company’s nonbanking activities, and to supervision, examination and regulation by the Federal Reserve Board (the “Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under Federal Reserve policy, the Corporation is expected to act as a source of financial and managerial strength to any banks that it controls, including COBNA and CONA (the “Banks”), and to commit resources to support them.

On May 27, 2005, the Company became a “financial holding company” under the Gramm-Leach-Bliley Act amendments to the BHC Act (the “GLBA”). The GLBA removed many of the restrictions on the activities of BHCs that become financial holding companies. A financial holding company, and the non-bank companies under its control, are permitted to engage in activities considered financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting, dealing and brokerage and merchant banking activities); incidental to financial activities; or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

The Company’s election to become a financial holding company under the GLBA certifies that the depository institutions the Company controls meet certain criteria, including capital, management and Community Reinvestment Act (“CRA”) requirements. If the Company were to fail to continue to meet the criteria for financial holding company status, it could, depending on which requirements it failed to meet, face restrictions on new financial activities or acquisitions and/or be required to discontinue existing activities that are not generally permissible for bank holding companies.

COBNA and CONA are national associations chartered under the laws of the United States, the deposits of which are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. In addition to regulatory requirements imposed as a result of COBNA’s international operations (discussed below), COBNA and CONA are subject to comprehensive regulation and periodic examination by the OCC and the FDIC.

On January 1, 2008, Capital One Auto Finance, Inc. (“COAF”), which engages in automobile financing activities, became a wholly owned subsidiary of CONA. In connection with the COAF reorganization, which included the transfer of approximately $10 billion in assets, the Corporation committed to the Federal Reserve to contribute capital to CONA equal to the amount of transferred assets that are or become low-quality assets (as defined in Regulation W) and to hold an amount of risk based capital equal to the book value of low-quality assets. CONA must consider these commitments, in addition to the factors outlined in “Dividends and Transfers of Funds” below, among other factors when declaring a dividend to the Company.

The Company is also registered as a financial institution holding company under Virginia law and as such is subject to periodic examination by Virginia’s Bureau of Financial Institutions. The Company also faces regulation in the international jurisdictions in which it conducts business (see below under International Regulation).

On February 13, 2009, the Company received approval from the Federal Reserve to acquire all the shares of Chevy Chase Bank, F.S.B., and certain of its subsidiaries. Subject to the receipt of all necessary regulatory approvals, the Company expects to merge Chevy Chase Bank, F.S.B., with and into CONA prior to the end of 2009.

Regulation of Business Activities

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

New Regulations

On December 18, 2008, the Federal Reserve amended Regulation AA to include new rules that would place limitations on certain credit card practices. Among other things, the final rules: (i) impose restrictions on increases in the rate charged on pre-existing credit card balances; (ii) prohibit the use of payment allocation methods that maximize interest charges; (iii) limit the imposition of “default” annual percentage rates on existing credit card balances; (iv) prohibit the imposition of interest charges using the “two-cycle” billing method; and (v) require that consumers receive a certain amount of time to make their credit card payments. These rules must be implemented by July 1, 2010. While many of the provisions in the new rules are targeted at practices in which Capital One has not engaged, we anticipate that we will need to make significant changes to current account risk management strategies to address the new limitations these rules impose.

The Federal Reserve also amended Regulation Z on December 18, 2008 to change a number of disclosure and other obligations for credit cards. Among other things, the final rule requires changes to: (i) solicitation and application disclosures; (ii) account opening disclosures; (iii) periodic statements; (iv) disclosures regarding changes in terms; and (v) convenience check disclosures. These rules also must be implemented by July 1, 2010. The amendments will require substantial modifications to virtually all marketing and account management communications.

For a discussion of the risks posed to the Company as a result of these new regulations, please refer to “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges” under Item 1A. Risk Factors.

Dividends and Transfers of Funds

Traditionally dividends to the Company from its direct and indirect subsidiaries have represented a major source of funds for the Company to pay dividends on its stock, make payments on corporate debt securities and meet its other obligations. There are various federal and state law limitations on the extent to which the Banks can finance or otherwise supply funds to the Company through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as the Banks, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards.

In the current economic environment, however, we expect that the Company may represent a major source of funds for its direct and indirect subsidiaries.

In addition, as a result of our participation in the U.S. Department of Treasury’s TARP Capital Purchase Program (“CPP”), the Company must obtain the U.S. Treasury’s consent to increase dividends on its common stock. For additional information about the Company’s participation in the CPP, please refer to “U.S. Treasury Department’s Capital Purchase Program Participation”, under

V. Management Summary and Business Outlook, 2008 Summary of Significant Events.

Capital Adequacy

The Banks are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy” and Item 8, Financial Statements and Supplementary Data—Note 21. The Banks were well capitalized under these guidelines as of December 31, 2008.

Basel II

Implementation of the international accord on revised risk-based capital rules known as “Basel II” continues to progress in the U.S. Federal banking regulators finalized the “Advanced” version of Basel II in December 2007 and they issued a Notice of Proposed Rulemaking for the “Standardized” version in June 2008. Neither version is mandatory for the Company, but the Advanced version could become so due to growth in reported assets. Alternatively, the Company might elect to comply with either the Advanced or Standardized versions of Basel II in the future. Application of the new capital rules could require us to increase the minimum level of capital that we hold. Compliance might also require a material investment of resources. We will continue to closely monitor regulators’ implementation of the new rules with respect to the large institutions that are subject to it and assess the likely eventual impact to us.

FDICIA

Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” (“PCA”) with respect to insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2008, each of the Banks met the requirements for a “well-capitalized” institution. The “well-capitalized” classification is determined solely for the purposes of applying FDICIA’s PCA provisions, as discussed below, and should not be viewed as describing the condition or future prospects of a depository institution, including the Banks. Were any of the Banks to lose their status as “well-capitalized” they could be required to increase capital or lose access to deposits.

Deposits and Deposit Insurance

Each of the Banks, as an insured depository institution, is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of insured depository institutions up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act permits the FDIC to set a Designated Reserve Ratio (“DRR”) for the DIF. To maintain the DIF, member institutions may be assessed an insurance premium and the FDIC may take action to increase insurance premiums if the DRR falls below its required level.

The FDIC has issued rules increasing the assessment rates banks pay for deposit insurance in order to restore the deposit insurance fund. The final rules uniformly raised rates for the first quarter of 2009 by 7 basis points (7 cents for every $100 of deposits), on an annual basis, for all banks. The FDIC also issued proposed rules where future rates would be based on an institution’s risk, with riskier institutions bearing a greater share of the proposed increase. Final rules on the risk-based premium assessment are expected in the first quarter of 2009.

The FDIC is also authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for a Bank could have a material adverse effect on its earnings.

The Banks may accept brokered deposits as part of their funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in Section X. Capital, only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. Adequately-capitalized institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution’s normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the institution’s normal market area.

FDIC Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).

The TAGP provides unlimited deposit insurance coverage through December 31, 2009, for non-interest bearing transaction accounts (including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account) and certain interest-bearing accounts (negotiable order of withdrawal (NOW) accounts with interest rates of 0.5 percent or less and lawyers trust accounts) at FDIC-insured depository institutions. Depository institutions participating in the TAGP will be assessed, on a quarterly basis, an annualized 10 basis points fee on the balance of each covered account in excess of the existing FDIC deposit insurance limit of $250,000 that was established on a temporary basis by the Emergency Economic Stabilization Act of 2008.

The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. The proceeds of debt guaranteed under the DGP may not be used to prepay debt that is not guaranteed by the FDIC. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.

The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. COBNA and CONA are participating in the TAGP. The Corporation, COBNA and CONA remain eligible to participate although the Company has not chosen to issue any debt under the program in the DGP.

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

Subprime Lending Guidelines

On January 31, 2001, the federal banking agencies issued “Expanded Guidance for Subprime Lending Programs” (the “Guidelines”). The Guidelines, while not constituting a formal regulation, provide guidance to the federal bank examiners regarding the adequacy of capital and loan loss reserves held by insured depository institutions engaged in “subprime” lending. The Guidelines adopted a broad definition of “subprime” loans which likely covers more than one-third of all consumers in the United States. Because our business strategy is to provide credit card products and other consumer loans to a wide range of consumers, we believe that a portion of our loan assets are viewed by the examiners as “subprime.” Thus, under the Guidelines, bank examiners could require COBNA to hold additional capital (from one and one-half to three times the minimally required level of capital, as set forth in the Guidelines), or additional loan loss reserves, against such assets. As described above, as of December 31, 2008 COBNA met the requirements for a “well-capitalized” institution. Federal examiners, however, have wide discretion as to how to apply the Guidelines and there can be no assurances that COBNA or CONA may not be required to hold additional regulatory capital against such assets.

For purposes of the Guidelines, we treat as “subprime” all loans in COBNA’s programs that are targeted at customers either with a Fair, Isaac and Company (“FICO”) score of 660 or below or with no FICO score. COBNA holds on average 200% of the total risk-based capital requirement that would otherwise apply to such assets.

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

OCC Minimum Payment Rules

Shortly after conversion of COBNA to a national association, COBNA implemented minimum payment requirements established by the OCC for the credit card industry. The OCC’s minimum payment policies are designed to force modest positive amortization for all card accounts. Under the new policy, the monthly minimum payment is set at 1% of principal balance, plus all interest assessed in the prior cycle, plus any past due fees and certain other fees assessed in the prior cycle. This compares to the Company’s previous policy, which for most accounts is a flat 3% of principal balance. This has had the effect of increasing the minimum payment for delinquent customers, while lowering it for many customers who are current. Please refer to Section V, Management Summary and Business Outlook, for a discussion of the impact on the Company of compliance with this policy.

Privacy and Fair Credit Reporting

The Gramm-Leach-Bliley Act (“GLBA”) requires a financial institution to describe in a privacy notice certain of its privacy and data collection practices and requires that customers or consumers, before their nonpublic personal information is shared with nonaffiliated third parties, be given a choice (through an opt-out notice) to limit the sharing of such information about them with nonaffiliated third persons unless the sharing is required or permitted under the GLBA as implemented. The Company and the Banks have written privacy notices that are available through the web site of the Company, the relevant legal entity, or both, and are delivered to consumers and customers when required under the GLBA. In accordance with the privacy notices noted above, the Company and the Banks protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others to the extent they use or share such lists. The Company and the Banks require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLBA. To the extent that the GLBA and the FCRA require the Company or one or more of the Banks to provide customers and consumers the opportunity to opt out of sharing information, then the relevant entity or entities provide such options in the privacy notice. In addition to adopting federal requirements regarding privacy, the GLBA also permits individual states to enact stricter laws relating to the use of customer information. To date, at least California, Vermont and North Dakota have done so by statute, regulation or referendum, and other states may consider proposals which impose additional requirements or restrictions on the Company and/or the Banks. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Company and/or one or more of the Banks may need to amend their privacy policies and adapt their internal procedures.

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

Investment in the Company and the Banks

Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of capital stock of the Company in excess of the amount which can be acquired without regulatory approval. Each of the Banks is an “insured depository institution” within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Corporation without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of voting stock of the Company. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations. Additionally, COBNA and CONA are “bank” within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the “Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Bureau of Financial Institutions.

Non-Bank Activities

The Company’s non-bank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Insurance agency subsidiaries are regulated by state insurance regulatory agencies in the states in which they operate. Capital One Agency LLC is a licensed insurance agency that is regulated by the New York State Insurance Department in its home state and by the state insurance regulatory agencies in the states in which it operates. Capital One Agency LLC provides both personal and business insurance services to retail and commercial clients.

Capital One Asset Management, LLC and Capital One Financial Advisors, LLC are registered investment advisers regulated under the Investment Advisers Act of 1940. Capital One Asset Management provides investment advice to institutions, foundations and endowments, and high net worth individuals.

Capital One Investment Services, LLC and Capital One Southcoast Capital, Inc. are registered broker-dealers regulated by the Securities and Exchange Commission and the Financial Industry Regulatory Authority. The Company’s broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 (the “Patriot Act”) contains sweeping anti-money laundering and financial transparency laws as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including due diligence requirements for private banking and correspondent accounts; standards for verifying customer identification at account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism or money laundering; reporting requirements applicable to the receipt of coins and currency of more than $10,000 in nonfinancial trades or businesses; and more broadly applicable suspicious activity reporting requirements.

The Department of Treasury in consultation with the Federal Reserve and other federal financial institution regulators has promulgated rules and regulations implementing the Patriot Act that prohibit correspondent accounts for foreign shell banks at U.S. financial institutions; require financial institutions to maintain certain records relating to correspondent accounts for foreign banks; require financial institutions to produce certain records upon request of the appropriate federal banking agency; require due diligence with respect to private banking and correspondent banking accounts; facilitate information sharing between government and financial institutions; require verification of customer identification; and require financial institutions to have an anti-money laundering program in place.

Interstate Taxation

Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. The Company has accounted for this matter applying the recognition and measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”).

Legislation

Throughout 2007 and 2008, Congress introduced legislation focused on a number of areas related to Capital One’s businesses. During the same period, eleven Congressional hearings were held and numerous legislative proposals introduced on credit card practices. Legislation restricting credit card terms passed the U.S. House of Representatives in September 2008, but did not pass the U.S. Senate. Concurrently, the Federal Reserve Board issued final rules in December 2008 that address many of the same issues raised by legislators. See “Regulation of Lending Activities” in Item 1. Supervision and Regulation. The effective date of the regulations is July 1, 2010. Legislation has been introduced in Congress and may potentially be considered in both the U.S. House and the U.S. Senate in 2009 that would impact the implementation period of the Federal Reserve rules or extend limitations to additional practices.

In 2008, legislation was also introduced to regulate interchange fees. Several hearings were held, but the legislation was not considered by the full House or by the U.S. Senate. This issue is expected to continue to be debated in Congress in 2009 and also at the state level.

In 2008, Congress also focused on the housing market, looking at both retrospective and prospective solutions. In July 2008, legislation was enacted to create additional federal backstops and strengthen regulation of the Government Sponsored Enterprises (“GSEs”), including an overhaul of Federal Housing Administration (“FHA”) programs. In October 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted, which, among other things, authorized the U. S. Treasury Department to create a $700 billion Troubled Assets Relief Program (“TARP”) originally created to address troubled mortgage assets. In November 2008, the Treasury approved the Company’s participation in one of the programs implemented under the EESA, the TARP Capital Purchase Program (the “CPP”). Treasury continues to refine the regulations implementing the CPP, and it is unclear at this time what its final form will be. Additional programs are also being created that utilize TARP monies such as the Federal Reserve’s Term Asset Loan Facility (“TALF”).

Under the EESA the Company is subject to increased Congressional scrutiny, including participating in Congressional hearings and investigations and providing reports to the Treasury Department and the Government Accountability Office (“GAO”) as well as other entities created under the EESA to provide additional oversight. Congress has shown a strong interest in directing how the monies and programs under the EESA are managed. To this end, the U.S. House of Representatives has passed legislation addressing a number of terms of the EESA and a number of hearings have been scheduled. Recently Congress passed, and the President signed into law, the American Recovery and Reinvestment Act (“ARRA”), which, among other things, includes additional restrictions for participants in programs under the EESA. Such restrictions include limitations on hiring workers under the H1-B visa program and compliance with new standards to be adopted by the U.S. Treasury relating to the executive compensation practices of participants in programs under the TARP. The ARRA also includes provisions that would allow the Company to redeem the Series A Preferred Stock that it issued to the U.S. Treasury under the CPP using proceeds other than those received from a “qualified equity offering” under certain circumstances and with regulator approval. In addition, it is expected that provisions related to mortgage loans and modifications are likely to be forthcoming. For additional information regarding the Company’s participation in the CPP please see Section V, Management Summary and Business Outlook, and Item 8, Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 10.

Finally, there have been several proposals in Congress to modify the bankruptcy laws to permit homeowners at risk of foreclosure to modify their primary mortgages. On October 20, 2008, the President signed the “National Guard and Reservists Debt Relief Act of 2008,” making bankruptcy filings easier for national guardsmen and reservists. Broad bankruptcy legislation also has been introduced in 2009 that could be seen as creating incentives for consumers to choose Chapter 13 bankruptcy as a primary remedy for mortgage related problems, which could lead to an increase in bankruptcy filings. This legislation passed the U.S. House in February and now heads to the U.S. Senate for possible consideration.

Please see “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges” under Item 1A. Risk Factors for a discussion of the risks posed to the Company as a result of the current legislative environment.

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

Regulation of International Business by Non - U.S. Authorities

COBNA faces regulation in foreign jurisdictions where it currently operates. In the United Kingdom, COBNA operates through the U.K. Bank, which was established in 2000. The U.K. Bank is regulated by the Financial Services Authority (“FSA”) and licensed by the Office of Fair Trading (“OFT”). The U.K. Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the U.K. The U.K. Bank also has been granted a full license by the OFT to issue consumer credit under the U.K.’s Consumer Credit Act. The FSA requires the U.K. Bank to maintain certain regulatory capital ratios at all times, and it may modify those requirements at any time. Effective January 1, 2008, the U.K. Bank has become subject to new capital adequacy requirements implemented by the FSA as a result of the U.K.’s adoption of the European Capital Requirements Directive, itself an implementation of the Basel II Accord. The U.K. Bank obtains capital through earnings or through additional capital infusion from COBNA, subject to approval under Regulation K of the rules administered by the Federal Reserve. If the U.K. Bank is unable to generate or maintain sufficient capital on favorable terms, it may choose to restrict its growth to reduce the regulatory capital required. Following the introduction of the Capital Requirements Directive, the U.K. Bank continues to have a capital surplus and the impact of the new capital regime has been fully factored into the U.K. Bank’s financial and capital planning. In addition, the U.K. Bank is limited by the U.K. Companies Act in its distribution of dividends to COBNA in that dividends may only be paid out of the U.K. Bank’s “distributable profits.”

As in the U.S., in non-U.S. jurisdictions where we operate, we face a risk that the laws and regulations that are applicable to us (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact our business.

The OFT is investigating Visa’s and MasterCard’s current methods of setting interchange fees applicable to U.K. domestic transactions. Cross-border interchange fees are also coming under scrutiny from the European Commission (“EC”), which in December 2007 issued a decision notice stating that MasterCard’s interchange fees applicable to cross border transactions are in breach of European Competition Law. MasterCard has appealed this decision. A similar decision is expected in relation to Visa’s cross border interchange fees. The timing of any final resolution of the matter by EC or OFT is uncertain and it is most unlikely that there will be any determination before the end of 2009. However, it is likely that interchange fees will be reduced, which could adversely affect the yield on U.K. credit card portfolios.

Following a referral by the OFT, the Competition Commission (“CC”) launched a market investigation into the supply of Payment Protection Insurance (“PPI”) in the U.K. PPI on mortgages, credit cards, unsecured loans (personal loans, motor loans and hire purchase) and secured loans are included. The CC published its final report on remedies on January 29, 2009, which included point of sale changes and the introduction of an annual PPI statement to customers. All changes will take effect in 2010. The U.K. Bank will likely see an increase in customer cancellations and complaints beginning in 2009, and will stop selling PPI to new customers in 2010. The U.K. Bank continues to consider alternative products to help mitigate these impacts.

Following the change in the U.S. regulator of COBNA in 2008 to the OCC, U.K. Bank has been included in various discovery examinations by the OCC. Following their visit to the U.K. Bank in November 2008, the OCC has requested that all U.K. lenders which have a U.S. parent company amend the way in which they calculate the minimum monthly payment requested from customers. The new calculation goes beyond what is currently required of UK lenders under the Banking Code and other U.K. legislation, and therefore means that the U.K. Bank will be subject to additional regulation over and above its U.K. competitors who are not U.S. owned. The potential exists for further U.S. legislation to be selectively applied by the OCC to U.K. banks with U.S. parents.

The European Payment Services Directive (“PSD”) aims to harmonize the regulatory regime for payment services across the European Union (“E.U.”). The PSD, which is due to be implemented on November 1, 2009, sets minimum standards for payment services, including new information which must be provided to consumers and the introduction of new faster execution times for payment transactions. The PSD is intended to allow U.K. payment institutions to significantly expand their markets by offering their services across the E.U. It may encourage new entrants to the payment arena, in particular for mobile phone technology to be used to enable payments. The changes may also offer benefits to consumers by increasing competition in the market leading to lower prices and a wider choice of services. The final payment services regulations have not been issued, but the U.K. Bank is exploring its impact given the short time frame for implementation.

Statistical Information

The statistical information required by Item 1 can be found in Item 6 “Selected Financial Data”, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, “Financial Statements and Supplementary Data”.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in statements made by our officers, directors or employees to third parties. Statements that are not about historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include, but are not limited to, information relating to our future earnings per share, growth in managed loans outstanding, product mix, segment growth, tangible common equity, managed revenue margin, funding costs, operations costs, employment growth, marketing expense, delinquencies and charge-offs. Forward looking statements also include statements using words such as “expect,” “anticipate,” “hope,” “intend,” “plan,” “believe,” “estimate” or similar expressions.

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

This section highlights specific risks that could affect our business. Although we have tried to discuss all material risks, please be aware that other risks may prove to be important in the future. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially from our forward looking statements are the following:

The Current Business Environment, Including the Current Economic Downturn, May Adversely Affect Our Industry, Business, Results Of Operations And Capital Levels

The current global recession has resulted in a general tightening in the credit markets, lower levels of liquidity, reduced asset values (including residential and commercial properties), reduced business profits, increased rates of business and consumer delinquency, and increased rates of consumer bankruptcy, some of which have had a negative impact on our results of operation. Continued economic weakness may hurt our financial performance as customers default on their loans or maintain lower deposit levels, or in the case of credit card accounts, carry lower balances and reduce credit card purchase activity. A prolonged global recession could have a material adverse effect on our financial condition and results of operations.

Furthermore, dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn, have caused many financial institutions to turn to the government for extraordinary financial assistance, to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of credit counterparties, many lenders and institutional investors have reduced or eliminated their funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our access to capital and financial condition.

In particular, we may face the following risks in connection with these events:

•

Market developments may affect consumer confidence levels and may cause declines in credit card usage and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could have a negative impact on our results of operations.

•

The processes we use to estimate inherent losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation, which could have a negative impact on our business.

•

Our ability to assess the creditworthiness of our customers may be impaired if the criteria and/or models we use to underwrite and manage our customers become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations.

•

Our ability to borrow from other financial institutions or to engage in securitization or unsecured funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which could limit our access to funding. As a result of these current market conditions, we have increased our reliance on deposit funding. This shift results in higher levels of owned loan receivables and related increases in our allowance for loan and lease losses.

•

Increased charge-offs, rising LIBOR and other events may cause our securitization transactions to amortize earlier than scheduled or increase certain capital requirements, which could accelerate our need for additional funding or have a significant effect on the ability of certain of our business entities to meet capital adequacy requirements.

•

An inability to accept or maintain deposits or to obtain other sources of funding could materially effect our liquidity position and our ability to fund our business. Many other financial institutions are increasing their reliance on deposit funding, including newly formed bank holding companies and, as such, we expect increased competition in the deposit markets. We cannot predict how this increased competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors beyond our control, including perceptions about our financial strength, which could lead to consumers choosing not to make deposits with us.

•

Regulators, rating agencies or investors could change their standards regarding appropriate capital levels for banks in general or our company in particular. If we are unable to meet any such new standards, it could have negative impacts on our ability to lend, to grow deposits, and on our business results.

•	Increased prepayments, refinancings or other factors could lead to a reduction in the value of our mortgage servicing rights, which could have a negative impact on our financial results.

Compliance With New And Existing Laws And Regulations May Increase Our Costs, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges

There has been increased legislation and regulation with respect to the financial services industry in recent months, and we expect that oversight of our business will continue to expand in scope and complexity. A wide array of banking, consumer lending, and deposit laws apply to almost every aspect of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities.

Our participation in the TARP Capital Purchase Program (the “CPP”) subjects us to increased oversight by the Treasury Department, regulators and Congress under the Emergency Economic Stabilization Act of 2008 (“EESA”). Congress may adopt further legislation to refine EESA in addition to other efforts to change lending practices that legislators believe led to the current economic situation. Such legislation could increase governmental oversight of the Company, restrict the Company’s lending or governance practices, or both, all of which could negatively impact our business and revenues.

In addition, the Federal Reserve Board recently passed amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending), effective July 1, 2010, which limit or prohibit certain credit card practices and require increased disclosures for consumers. Although the Company has not engaged in many of the practices prohibited by the amendments, the rules could have a material adverse effect on future revenues in our U.S. credit card business and could make the card business generally less resilient in future economic downturns. In particular, the rules will prohibit an increase in the interest rates applied to existing credit card balances except in limited circumstances. Likewise, several bills pending before Congress could impact credit card pricing and other terms.

In addition, legislation has been introduced that could enable merchants to negotiate interchange fees, which is the discount on the payment due from the card-issuing bank to the merchant bank through the interchange network. The future of these bills is uncertain, but each, or additional legislation, could be introduced or reintroduced in 2009. We face similar risks with respect to our international businesses, where changing laws and regulations may have an adverse impact on our results.

In April 2008, the Financial Accounting Standards Board (“FASB”) voted to eliminate Qualifying Special Purpose Entities (“QSPEs”) from the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This change could have a significant impact on the Company’s consolidated financial statements because the Company could lose sales treatment for assets previously sold to a QSPE, as well as for future sales. As of December 31, 2008, the Company had approximately $45.9 billion of credit card receivables held by QSPEs. If the Company is required to hold more of these assets on its balance sheet, the Company could be required to comply with increased regulatory capital requirements and such capital may not be available on terms favorable to the Company, if at all. If the Company were to fail to comply with any additional capital requirements, it could have a negative impact on our business. Likewise, if the Company is required to hold additional assets on its balance sheet, the Company may also have to increase its allowance for loan and lease losses to account for potential losses with respect to such assets. If the Company were to increase its allowance for loan and lease losses, it could have a negative impact on the Company’s financial results.

Finally, in January 2009, broad bankruptcy legislation was introduced in Congress that could be seen as creating incentives for consumers to choose Chapter 13 bankruptcy as a primary remedy for mortgage related problems. Such legislation, if enacted, could result in an increase in bankruptcy filings, which could lead to increased credit losses in certain of our other lending businesses, such as credit cards and auto finance, and could have an overall negative impact on our results of operation.

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

The Capital Markets And Credit Environment Have Experienced Unprecedented Levels Of Volatility, Which Could Have A Negative Impact On Our Business

The capital markets have experienced and are continuing to experience extended volatility and disruption, which has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock price and credit capacity for issuers without regard to those issuers’ underlying financial strength. Such market conditions may limit the Company’s ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the capital necessary to maintain and grow our business. As such, the Company may be forced to delay raising capital or bear an unattractive cost of capital, which could limit financial flexibility and ultimately jeopardize its overall liquidity and capital position. In the event the Company needs to preserve its capital levels or raise additional capital, the current level of dividends paid to shareholders may decrease and the price at which additional capital may be raised could be dilutive to existing shareholders.

Similarly, as a result of the extreme dislocation in the marketplace, the market value of assets in the Company’s investment portfolio has declined, and such decline may be lasting or could become even more severe. Such decline has increased and could continue to increase the Company’s unrealized losses, which could have a negative impact on the Company’s capital position.

In response to this market dislocation, the federal government has taken unprecedented government action, including the various programs implemented by the U.S. Treasury to inject capital into the financial system. However, there is no guarantee that the Treasury’s programs will necessarily benefit the financial markets in general or the Company in particular. In addition, the Company could also be adversely impacted if certain of its competitors are beneficiaries of certain of the government’s programs and the Company does not receive comparable assistance. The government may not continue to intervene in the financial markets, and any governmental intervention may not have a positive impact on the Company’s business, financial condition or results of operations.

We May Experience Increased Delinquencies And Credit Losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (such as higher delinquencies, non-performing loans, or bankruptcy rates; lower collateral values; rising unemployment rates) may require us to increase our allowance for loan and lease losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•

Missed Payments. Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. Customers are more likely to miss payments during an economic downturn. In addition, we face the risk that consumer and commercial customer behavior may change (i.e. an increased unwillingness or inability to repay debt), causing a long-term rise in delinquencies and charge-offs.

•

Estimates of inherent losses. The credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our loan portfolios. This process, which is critical to our financial results and condition, requires complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation. We may underestimate our inherent losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and inadequate allowance for loan and lease losses. In addition, our estimate of inherent losses impacts the amount of allowances we build to account for those losses. The increase or release of allowances impacts our current financial results.

•

Underwriting. Our ability to assess the credit worthiness of our customers may diminish. If the models and approaches we use to select, manage, and underwrite our consumer and commercial customers become less predictive of future charge-offs (due, for example, to rapid changes in the economy, including the unemployment rate), our credit losses and returns may deteriorate.

•

Business mix. Our business mix could change in ways that could adversely affect credit losses. We participate in a mix of businesses with a broad range of credit loss characteristics. Consequently, changes in our business mix may change our charge-off rate.

•

Charge-off recognition. The rules governing charge-off recognition could change. We record charge-offs according to accounting and regulatory guidelines and rules. These guidelines and rules, including the FFIEC Account Management Guidance, could require changes in our account management or loss allowance practices and cause our charge-offs to increase for reasons unrelated to the underlying performance of our portfolio. Such changes could have an adverse impact on our financial condition or results of operation.

•

Mortgage repurchases. We may be required to repurchase mortgage loans that we sell to investors in the event that there was improper underwriting or fraud, or in the event that the loans become delinquent shortly after they are originated. Typically, loans are put back to originators if they experience delinquencies. Consequently, we may be exposed to credit risk associated with sold loans. We hold a reserve against this risk, but the reserve may not be adequate.

•	Industry practices. Our charge-off and delinquency rates may be negatively impacted by industry developments, including new regulations applicable to our industry.

•

Collateral. Collateral, when we have it, could be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers. Particularly with respect to our commercial lending and mortgage activities, decreases in real estate values could adversely affect the value of property used as collateral for our loans and investments. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

•

New York Concentration. Although our lending is geographically diversified, in general, our commercial loan portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. A prolonged decline in the general economic conditions in the New York region could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations.

The Soundness of Other Financial Institutions Could Adversely Affect Us

Our ability to engage in routine funding transactions could be adversely affected by the stability and actions of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients, resulting in a significant credit concentration with respect to the financial services industry overall. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.

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

In addition, a variety of social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by accountholders and borrowers domestically and internationally. These social factors include changes in consumer confidence levels, the public’s perception regarding consumer debt, including credit card use, and changing attitudes about the stigma of personal bankruptcy. If consumers develop negative attitudes about incurring debt or if consumption trends continue to decline, our business and financial results will suffer.

Goodwill Impairment Could Negatively Impact Our Net Income And Stockholders’ Equity

Goodwill is not amortized, but is tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in legal factors or the business climate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, significant negative variances between actual and expected financial results, and lowered expectations of future financial results. The Company recorded $810.9 million of goodwill impairment in 2008, and as of December 31, 2008, had approximately $12.0 billion of goodwill remaining on its balance sheet. Declines in the Company’s market capitalization increase the risk of further goodwill impairment in 2009.

We Face Intense Competition in All of Our Markets

We operate in a highly competitive environment, and we expect competitive conditions to continue to intensify. In such a competitive environment, we may lose entire accounts, or may lose account balances, to competing financial institutions, or find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. Similarly, customer attrition from our deposit products, in addition to an increase in rates and/or services that we may offer to retain those deposits, may increase our expenses and therefore reduce our earnings. We expect that competition will continue to grow more intensely with respect to most of our products. Some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, lower-cost funding, and larger existing branch networks. In addition, some of our competitors may not be subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.

Fluctuations In Market Interest Rates Or The Capital Markets Could Adversely Affect Our Revenue And Expense, The Value Of Assets And Obligations, Our Cost Of Capital Or Our Liquidity

Like other financial institutions, our business may be sensitive to market interest rate movement and the performance of the financial markets. Changes in interest rates or in valuations in the debt or equity markets could directly impact us. First, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets.

We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Fluctuations in interest rates, including changes in the relationship between short term rates and long term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings. In addition, interest rate fluctuations and competitor responses to those changes may affect the rate of customer pre-payments for auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. These changes may require us to replace withdrawn balances with higher cost alternative sources of funding. In addition, changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Finally, such market changes could also have a negative impact on the valuation of assets for which we provide servicing.

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

We May Fail To Realize All Of The Anticipated Benefits Of Our Mergers And Acquisitions

Capital One has engaged in merger and acquisition activity over the past several years. If we are not able to achieve the anticipated benefits of such mergers and acquisitions, including cost savings and other synergies, our business could suffer. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger or acquisition. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on the Company during any transition period.

Our recent acquisitions also involve our entry into new businesses and new geographic or other markets which present risks resulting from our relative inexperience in these new areas and/or these new businesses. These new businesses change the overall character of our consolidated portfolio of businesses and could react differently to economic and other external factors. We face the risk that we will not be successful in these new businesses and/or in these new markets.

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

In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Our ability to develop and implement effective marketing campaigns also depends on our technology. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures. Any disruptions or failures of our infrastructure or technology systems could cause us to be unable to market, manage and report on our products, services and financial results in a timely and accurate manner.

The Company’s Business Could Suffer If It Is Unable To Attract, Retain and Motivate Skilled Senior Leaders

The Company’s success depends, in large part, on its ability to retain key senior leaders, and competition for such senior leaders can be intense in most areas of the Company’s business. The executive compensation provisions of the EESA, including amendments to such provisions implemented under the American Recovery and Reinvestment Act of 2009, are expected to limit the types of compensation arrangements that the Company may enter into with its most senior leaders upon adoption of implementing standards by the U.S. Treasury These standards, and any further legislation or regulation restricting executive compensation could have a negative impact on the Company’s ability to attract, retain and motivate such leaders in support of the Company’s long-term strategy. In addition, many of the companies with which the Company competes for senior talent may not be subject to such compensation limitations. If we are unable to retain talented senior leadership, our business could suffer.

Certain Of Our Businesses Are Subject To Increased Litigation Risks

Our credit card business is subject to increased litigation as a result of the structure of the credit card industry, and we face risks from the outcomes of such industry litigation. Substantial legal liability against the Company could have a material adverse financial effect or cause significant reputational harm to us, which could seriously harm our business. For a full description of the litigation risks that we face in connection with the structure of the credit card industry, please refer to Industry Litigation in Item 8 “Financial Statements and Supplementary Data – Notes to the Financial Statements – Note 19.”

We Face The Risk Of Fluctuations In Our Expenses And Other Costs That May Hurt Our Financial Results

Our expenses and other costs, such as operating, labor and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provide them with increased operational efficiencies, it is important that we are able to successfully manage our expenses. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Investments in infrastructure, which may be necessary to maintain a competitive business, may increase operational expenses in the short-run. As our business develops, changes or expands, additional expenses can arise from management of outsourced services, asset purchases, structural reorganization, a reevaluation of business strategies and/or expenses to comply with new or changing laws or regulations. Integration of acquired entities may also increase our expenses, and we may be less able to predict the operational expenses of newly acquired businesses. In addition, we face the risk that the benefits of the Company’s cost savings initiative may not be fully realized. If we are unable to successfully manage our expenses, our financial results will suffer.

We Face Risks From Unpredictable Catastrophic Events

Natural disasters or other catastrophic events, including terrorist attacks, may have a negative effect on our business and infrastructure, including our information technology systems. Due to our banking locations in Louisiana and Texas, we are exposed to hurricanes and related damage; in New York and New Jersey, severe winter weather could impact our operations. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition or results of operations.

We Face Risks From The Use Of Estimates In Our Financial Statements

Pursuant to United States Generally Accepted Accounting Principles (“US GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including in determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates underlying the Company’s financial statements are incorrect, the Company may experience unexpected material losses. For a discussion of how we use estimates in accordance with US GAAP, please refer to Significant Accounting Policies in Item 8 “Financial Statements and Supplementary Data – Notes to the Financial Statements – Note 1.”

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our real estate portfolio is used to support all of our business segments. We own the 587,000 square foot headquarters building located at 1680 Capital One Drive in McLean, Virginia. The building houses our executive offices and Northern Virginia staff.

We own approximately 316 acres of land in Goochland County, Virginia which consolidates our Richmond operations and houses various functions (the “West Creek Campus”). The Company has seven office buildings, a support facility and a training center at the West Creek Campus. Totaling nearly 1.2 million square feet, the West Creek Campus houses multiple business and staff groups. Another 460,000 square feet in office, data and production space is owned in Richmond, Virginia, along with a 344,075 square foot facility in Nottingham, United Kingdom, from which we conduct credit, collections, customer service and other operations.

Our businesses also occupy leased space totaling, in the aggregate, approximately 450,000 square feet in locations across Richmond, Virginia and Toronto, Canada.

Our Local Banking segment’s office and branch operations are conducted primarily utilizing approximately 3.4 million square feet in owned properties and 3.7 million square feet in leased locations across Louisiana, New Jersey, New York and Texas. Portions of the office portfolio are sub-leased where internal demand permits. Additionally, to support our mortgage businesses, we lease facilities totaling approximately 261,000 square feet in California and Kansas. Additionally, our Auto Finance sub-segment leases just under 600,000 square feet of leased office space in various locations including California, Florida, Georgia, Illinois, Louisiana, Michigan and Oklahoma with the majority of such space in Texas. An additional 73,000 square feet of leased space in Boston and Framingham, Massachusetts supports other portions of the National Lending segments.

Item 3.	Legal Proceedings.

The information required by Item 3 is included in Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19.”

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending December 31, 2008, no matters were submitted for a vote of our stockholders.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

(Dollars in thousands, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1)
October 1-31, 2008	3,261	$48.78	0	$2,000,000

November 1-30, 2008	1,329	31.82	0	$2,000,000

December 1-31, 2008	10,738	29.87	0	$2,000,000

Total	15,328		0

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses. The stock repurchase program is intended to comply with Rules 10b5-1(c) (1) (i) and 10b-18 of the Securities Exchange Act of 1934, as amended. See note 10 for additional information.

Cumulative Shareholder Return

The following graph compares cumulative total stockholder return on our common stock with the S&P Composite 500 Stock Index (“S&P 500 Index”) and an industry index, the S&P Financial Composite Index (“S&P 500 Financials Index”), for the period from December 31, 2003 to December 31, 2008. The graph assumes an initial investment of $100 in common stock of the specified securities. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. The stock price performance on the graph below is not necessarily indicative of future performance.

	2003	2004	2005	2006	2007	2008
Capital One	100.00	137.40	140.97	125.34	77.11	52.03

S&P 500 Index	100.00	110.88	116.32	134.69	142.09	89.52

S&P 500 Financials Index	100.00	110.91	118.03	140.68	114.47	51.15

The remaining information required by Item 5 is included under the following:

Item 1	“Business—Overview”	Page 3
Item 1	“Business—Supervision and Regulation—Dividends and Transfers of Funds”	Page 11
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management”	Pages 28-67
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy”	Pages 67-69
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividend Policy”	Page 69
Item 8	“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements”	Pages 79-144
Item 8	“Financial Statements and Supplementary Data—Selected Quarterly Financial Data”	Page 148-149

Item 6.	Selected Financial Data

(Dollars in millions, Except Per Share Data)	2008	2007 (1)	2006(1)(5)	2005(1)(4)	2004 (1)	Five Year Compound Growth Rate
Income Statement Data:
Interest income	$11,112.0	$11,078.1	$8,164.7	$5,726.9	$4,794.4	18.31%
Interest expense	3,963.3	4,548.3	3,073.3	2,046.6	1,791.4	17.21%

Net interest income	7,148.7	6,529.8	5,091.4	3,680.3	3,003.0	18.94%
Provision for loan and lease losses	5,101.0	2,636.5	1,476.4	1,491.1	1,220.9	33.11%

Net interest income after provision for loan and lease losses	2,047.7	3,893.3	3,615.0	2,189.2	1,782.1	2.82%
Non-interest income	6,744.0	8,054.2	7,001.0	6,358.1	5,900.2	2.71%
Restructuring expense	134.5	138.2	—	—	—	N/A
Goodwill impairment charge	810.9	—	—	—	—	N/A
Other non-interest expense	7,264.7	7,939.8	6,943.6	5,718.3	5,322.2	6.42%

Income before income taxes and cumulative effect of accounting change	581.6	3,869.5	3,672.4	2,829.0	2,360.1	(24.43)%
Income taxes	497.1	1,277.8	1,246.0	1,019.9	816.6	(9.45)%

Income from continuing operations, net of tax	$84.5	$2,591.7	$2,426.4	$1,809.1	$1,543.5	(44.07)%
Loss from discontinued operations, net of tax(6)	(130.5)	(1,021.4)	(11.9)	—	—	N/A

Net income (loss)	$(46.0)	$1,570.3	$2,414.5	$1,809.1	$1,543.5	(149.53)%
Net income (loss) available to common shareholders	(78.7)	1,570.3	2,414.5	1,809.1	1,543.5	(155.14)%
Dividend payout ratio	722.06%	2.68%	1.34%	1.52%	1.66%	236.91%

Per Common Share:
Basic earnings per common share:
Income from continuing operations, net of tax	$0.14	$6.64	$7.84	$6.98	$6.55	(53.66)%
Loss from discontinued operations, net of tax(6)	(0.35)	(2.62)	(0.04)	—	—	N/A

Net income (loss) per common share	$(0.21)	$4.02	$7.80	$6.98	$6.55	(150.26)%

Diluted earnings per common share:
Income from continuing operations, net of tax	$0.14	$6.55	$7.65	$6.73	$6.21	(150.80)%

(Dollars in millions, Except Per Share Data)	2008	2007 (1)	2006(1)(5)	2005(1)(4)	2004 (1)		Five Year Compound Growth Rate
Loss from discontinued operations, net of tax(6)	(0.35)	(2.58)	(0.03)	—	—		N/A

Net income (loss) per common share	$(0.21)	$3.97	$7.62	$6.73	$6.21		(53.16)%
Dividends paid per common share	1.50	0.11	0.11	0.11	0.11		N/A
Book value as of year-end	68.38	65.18	61.56	46.97	33.99		(1.27)%

Selected Year-End Reported Balances(3):
Loans held for investment	$101,017.8	$101,805.0	$96,512.1	$59,847.7	$38,215.6		21.46%
Allowance for loan and lease losses	4,524.0	2,963.0	2,180.0	1,790.0	1,505.0		24.62%
Total assets	165,878.4	150,499.1	144,360.8	88,701.4	53,747.3		25.28%
Interest-bearing deposits	97,326.9	71,714.6	73,913.9	43,092.1	25,636.8		30.58%
Total deposits	108,620.8	82,761.2	85,562.0	47,933.3	25,636.8	(2)	33.48%
Borrowings	23,159.9	37,491.2	29,876.8	22,278.1	16,511.8		7.00%
Stockholders’ equity	26,612.4	24,294.1	25,235.2	14,128.9	8,388.2		25.97%

Selected Average Reported Balances(3):
Loans held for investment	$98,970.9	$93,541.8	$63,577.3	$40,734.2	$34,265.7		23.63%
Allowance for loan and lease losses	3,266.8	2,182.7	1,791.2	1,482.9	1,473.0		17.27%
Average earning assets	133,083.6	121,420.4	84,086.7	55,537.0	46,655.7		23.32%
Total assets	156,226.4	144,999.1	95,254.7	61,360.5	50,648.1		25.27%
Interest-bearing deposits	82,735.6	73,764.9	45,592.4	28,370.7	24,313.3		27.75%
Total deposits	93,507.6	85,211.6	50,526.8	29,019.7	24,313.3	(2)	30.92%
Borrowings	31,096.5	30,101.5	24,451.7	18,031.9	15,723.6		14.61%
Stockholders’ equity	25,277.8	25,203.1	16,203.4	10,594.3	7,295.5		28.21%

Reported Metrics(3):
Revenue margin	10.44%	12.01%	14.38%	18.08%	19.08%		(11.36)%
Net interest margin	5.37	5.38	6.05	6.63	6.44		(3.56)%
Risk adjusted margin	7.83	10.40	12.71	15.47	16.31		(13.66)%
Delinquency rate	4.37	3.66	2.74	3.14	3.85		2.57%
Net charge-off rate	3.51	2.10	2.21	3.55	3.78		(1.42)%
Return on average assets	0.05	1.79	2.55	2.95	3.05		(55.35)%
Return on average equity	0.33	10.28	14.97	17.08	21.16		(56.38)%
Average equity to average assets	16.18	17.38	17.01	17.27	14.40		2.36%
Non-interest expense as a % of average loans held for investment(7)	7.48	8.64	10.92	14.04	15.53		(13.60)%
Efficiency ratio (7)	52.29	54.44	57.42	56.96	59.78		(0.56)

(Dollars in millions, Except Per Share Data)	2008	2007 (1)	2006(1)(5)	2005(1)(4)	2004 (1)	Five Year Compound Growth Rate
Allowance as a % of loans held for investment	4.48	2.91	2.26	2.99	3.94	2.60%

Managed Metrics(3):
Revenue margin	9.39%	9.85%	10.66%	12.45%	12.89%	(6.14)%
Net interest margin	6.37	6.46	6.88	7.80	7.88	(4.16)%
Risk adjusted margin	5.81	7.40	8.23	8.76	9.03	(8.45)%
Delinquency rate	4.49	3.87	3.02	3.24	3.82	3.28%
Net charge-off rate	4.35	2.88	2.84	4.25	4.41	(0.27)%
Return on average assets	0.04	1.33	1.70	1.72	1.73	(30.24)%
Non-interest expense as a % of average loans held for investment(7)	5.01	5.58	6.24	6.71	7.22	(7.06)%
Efficiency ratio (7)	43.14	47.30	50.17	46.81	49.01	(2.52)%
Average loans held for investment	$147,812.3	$144,727.0	$111,328.6	$85,265.0	$73,711.7	14.93%
Average earning assets	$179,348.1	$170,496.1	$129,812.8	$98,097.2	$84,240.3	16.31%
Year-end loans held for investment	$146,936.8	$151,362.4	$146,151.3	$105,527.5	$79,861.3	12.97%
Year-end total loan accounts	45.4	49.1	50.0	49.7	48.6	0.63%

(1)	Prior period amounts have been reclassified to conform with current period presentation.
(2)	Non-interest bearing deposits for the year 2004 were included in other liabilities.
(3)	Based on continuing operations.
(4)	On November 16, 2005, the Company acquired 100% of the outstanding common stock of Hibernia Corporation for total consideration of $5.0 billion.
(5)	On December 1, 2006, the Company acquired 100% of the outstanding common stock of North Fork Bancorporation for total consideration of $13.2 billion.
(6)	Discontinued operations related to the shutdown of mortgage origination operations of GreenPoint’s wholesale mortgage banking unit in 2007.
(7)	Excludes restructuring expenses and goodwill impairment charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank, (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products and deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”.

The Company continues to deliver on its strategy of combining the power of national scale lending and local scale banking. As of December 31, 2008, the Company had $108.6 billion in deposits and $146.9 billion in managed loans outstanding.

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

The Company’s primary expenses are the costs of funding assets, provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements, and branch operations and expansion costs), marketing expenses, and income taxes.

During 2008, the Corporation completed several reorganizations and consolidations to streamline operations and regulatory relationships. On January 1, Capital One Auto Finance Inc. (“COAF”) moved from a direct subsidiary of the Corporation to become a direct operating subsidiary of CONA. In connection with the COAF move, one of COAF’s direct operating subsidiaries, Onyx Acceptance Corporation (“Onyx”), became a direct subsidiary of the Corporation. On March 1, the Corporation converted Capital One Bank from a Virginia-state chartered bank to a national association, Capital One Bank (USA), National Association (“COBNA”). On March 8, Superior Savings of New England, N.A. (“Superior”) merged with and into CONA. Both COBNA and CONA are primarily regulated by the Office of the Comptroller of the Currency (the “OCC”). In May 2008, we consolidated the business and operations of two registered broker-dealers, Capital One Securities, LLC (dba Capital One Investments, LLC) and Capital One Investment Services Corporation (formerly NFB Investment Services Corporation), into Capital One Investments Services Corporation. In addition, in May 2008, we consolidated the business and operations of three insurance agencies, Capital One Agency Corp., GreenPoint Agency, Inc. and Hibernia Insurance Agency, LLC into Green Point Agency, Inc., which is now known as Capital One Agency LLC.

During the first quarter of 2008, the Company reorganized its National Lending sub-segments. Segment and sub-segment results have been restated for all periods presented. The National Lending segment consists of the following sub-segments:

•	U.S. Card sub-segment which consists of the Company’s domestic credit card business, including small business credit cards, and the installment loan businesses.

•	Other National Lending sub-segment which includes the Company’s auto finance and international lending sub-segments.

On December 4, 2008, the Company announced its intention to acquire Chevy Chase Bank F.S.B., the largest retail depository institution in the Washington, D.C. region in a cash and stock transaction valued at approximately $520 million. On February 13, 2009, the Company received approval from the Federal Reserve to acquire all of the shares of Chevy Chase Bank F.S.B. and certain of its subsidiaries. The Company expects the transaction to close in the first quarter of 2009.

During 2007, Capital One F.S.B. and North Fork Bank merged with and into CONA.

During 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”), an operating subsidiary of CONA. Additional information can be found in Item 8—“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2.”

II. Critical Accounting Estimates

The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Several of these policies are considered to be more critical to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Areas with significant judgment and/or estimates or that are materially dependent on management judgment include: fair value measurements including assessments of other-than-temporary impairments of securities available for sale; determination of the level of allowance for loan and lease losses; valuation of goodwill and other intangibles; finance charge, interest and fee revenue recognition; valuation of mortgage servicing rights; valuation of representation and warranty reserves; valuation of retained interests from securitization transactions; recognition of customer reward liability; treatment of derivative instruments and hedging activities; and accounting for income taxes.

Additional information about accounting policies can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1.”

Fair Value Measurements

Certain financial instruments are reported under generally accepted accounting principles, or GAAP, at fair value. The estimated fair value of other financial instruments not recorded at fair value must be disclosed. Securities available for sale, derivatives, mortgage servicing rights and retained interest in securitizations are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial instruments on a nonrecurring basis, such as loans held for investment and mortgage loans held for sale. We include in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12” information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. When market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

The extent of management judgment involved in measuring the fair value of financial instruments is dependent upon the availability of quoted prices or observable market data. For financial instruments that have quoted prices in active markets or whose fair value is measured using data observable in the market, there is minimal management judgment involved in measuring fair value. When quoted prices or observable market data is not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable market data. For example, an increase in dislocation and corresponding decrease in new issuance and trading volumes could result in observable market data becoming unavailable. When market data is not available, we use valuation techniques with assumptions that management believes other market participants would also use to estimate fair value.

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

Determination of Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolios. The provision for loan and lease losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is based on distinct allowance methodologies depending on the type of loans which include specifically identified criticized loans, migration analysis, forward loss curves and historical loss trends. In evaluating the sufficiency of the allowance for loan and lease losses, management takes into consideration many factors including, but not limited to: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan losses, as applicable. The evaluation process for determining the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require the Company’s prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate a significant trend.

Commercial and small business loans are considered to be impaired in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”) when it is probable that all amounts due in accordance with the contractual terms will not be collected. Specific allowances are determined in accordance with SFAS 114. Impairment is measured based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral.

For purposes of determining impairment, consumer loans are collectively evaluated as they are considered to be comprised of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment under the provisions of SFAS 114.

Troubled debt restructurings (“TDR”) occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. The Company modified an immaterial amount of loans under TDRs in 2008 and 2007.

As of December 31, 2008 and 2007, the balance in the allowance for loan and lease losses was $4.5 billion and $3.0 billion, respectively.

Valuation of Goodwill and Other Intangible Assets

As of December 31, 2008 and 2007, goodwill of $12.0 billion and $12.8 billion and net intangibles of $0.9 billion and $1.1 billion, respectively, were included in the Consolidated Balance Sheet.

Goodwill and other intangible assets, primarily core deposit intangibles, reflected on the Consolidated Balance Sheet arose from acquisitions accounted for under the purchase method. At the date of acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The excess of the cost of the acquired business over the fair value of the net assets acquired is recorded on the balance sheet as goodwill. The cost includes the consideration paid and all direct costs associated with the acquisition. Indirect costs relating to the acquisition were expensed when incurred.

Goodwill

In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company’s reporting units are Local Banking, U.S. Card, Auto Finance, and International. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

For the 2008 annual impairment test, the fair value of reporting units was calculated using a discounted cash flow analysis, a form of the income approach, using each reporting unit’s internal five year forecast and a terminal value calculated using a growth rate reflecting the nominal growth rate of the economy as a whole and appropriate discount rates for the respective reporting units. Cash flows were adjusted as necessary in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The cash flows were discounted to present value using reporting unit specific discount rates that are largely based on the Company’s external cost of equity with adjustments for risk inherent in each reporting unit. Discount rates used for the reporting units ranged from 10.1% to 14.0%. The key inputs into the discounted cash flow analysis were corroborated with market data, where available, indicating that assumptions used were within a reasonable range of observable market data.

Based on the comparison of fair value to carrying amount, as calculated using the methodology summarized above, fair value exceeded carrying amount in the U.S. Card, International, and Local Banking reporting units as of the Company’s annual testing date; therefore, the goodwill of those reporting units was considered not impaired, and the second step of impairment testing was unnecessary. However, all others factors held constant, a 7% decline in the fair value of the Local Banking reporting unit, a 19% decline in the fair value the U.S. Card reporting unit and a 5% decline in the fair value of the International reporting unit would have caused the carrying amount for those reporting units to be in excess of fair value which would require the second step to be performed. The Auto Finance reporting unit, with a $1.4 billion carrying amount of goodwill, failed the first step as fair value was less than carrying amount by $909.7 million. The deficit was primarily a result of a reduced estimate of the fair value of the Auto Finance reporting unit due to fourth quarter business decisions to scale back that business.

The Auto Finance reporting unit was required to move to the second step of the goodwill impairment test which is used to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, an entity shall allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. In the allocation of fair value of the Auto Finance reporting unit to its assets and liabilities, the Company assigned a $1.5 billion discount to the net carrying amount of its loans, largely due to the lack of liquidity and credit deterioration in the auto securitization market. The Company also assigned a $1.4 billion discount to the carrying amount of its liabilities, largely due to increased spreads resulting from the credit crisis. Based on the final results of the annual impairment test, a loss of $810.9 million was recognized for the year-ended December 31, 2008.

As part of the annual impairment test, the Company assessed its market capitalization based on the prior month average market price relative to the aggregate fair value of its reporting units and determined that any excess fair value in its reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry. During the fourth quarter of 2008 and continuing into 2009, our stock price, along with the stock prices of others in the financial services industry, declined significantly resulting in a decline in our market capitalization subsequent to our annual goodwill impairment testing date. As a result of this decline, we reassessed and updated assumptions from our annual testing and concluded that while it is reasonable to consider market capitalization as one indicator of fair value of our reporting units, the Company does not believe the fourth quarter decline in our market capitalization resulted in any further goodwill impairment in 2008. We believe the fourth quarter 2008 decline in our market capitalization to be primarily attributable to the current lack of liquidity in the financial markets and to continuing economic deterioration with a corresponding decline in the fair value of the Company’s tangible net assets that are also impacted by those factors, as reflected in the fair value disclosures in Item 8 “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 12,” instead of a decline in the implied fair value of goodwill. However, we will continue to regularly monitor declines in our market capitalization in 2009, overall economic conditions and other events or circumstances that might result in an impairment of goodwill in the future.

Other Intangible Assets

Other intangible assets having finite useful lives are separately recognized and amortized over their estimated useful lives and reviewed for impairment. An impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and its carrying amount exceeds its fair value. There were no impairment losses recognized for other intangible assets during the years ended December 31, 2008 and 2007.

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

The amount of finance charges and fees suppressed were $1.9 billion and $1.1 billion for the years ended December 31, 2008 and 2007, respectively.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, impaired loans, certain restructured loans on which interest rates or terms of repayment have been materially revised and foreclosed and repossessed assets.

Commercial loans, consumer real estate and auto loans are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning full collectibility of both principal and interest. All other consumer loans and small business credit card loans are not placed in nonaccrual status prior to charge-off.

For other consumer loans and commercial loans, the Company places loans in a non-accrual status, which prevents the accrual of further interest income, when a loan reaches a pre-determined delinquency status, generally 90 to 120 days past due.

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

Valuation of Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are recognized at fair value when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee; changes in fair value are recognized in mortgage servicing and other income. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. The Company uses assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSRs. If actual prepayment experience differs from the anticipated rates used in the Company’s model, this difference could result in a material change in MSR value.

As of December 31 2008 and 2007, the MSR balance was $150.5 million and $247.6 million, respectively.

Valuation of Representation and Warranty Reserve

The representation and warranty reserve is available to cover probable losses inherent with the sale of mortgage loans in the secondary market. In the normal course of business, certain representations and warranties are made to investors at the time of sale, which permit the investor to return the loan to the seller or require the seller to indemnify the investor for certain losses incurred by the investor while the loan remains outstanding. The evaluation process for determining the adequacy of the representation and warranty reserve and the periodic provisioning for estimated losses is performed for each product type on a quarterly basis. Factors considered in the evaluation process include historical sales volumes, aggregate repurchase and indemnification activity, and actual losses incurred. Quarterly changes to the representation and warranty reserve related to GreenPoint are reported as discontinued operations for all periods presented.

As of December 31, 2008 and 2007, the representation and warranty reserve was $140.2 million and $93.4 million, respectively, of which $122.2 million and $84.5 million were attributable to the discontinued wholesale mortgage origination business of GreenPoint. respectively.

Valuation of Retained Interests in Securitization Transactions

The Company’s retained residual interests in off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained senior tranches, retained subordinated tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables.

In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), the Company removes loan receivables from its Consolidated Balance Sheet and records a gain on sale for securitization transactions that qualify as sales (“off-balance sheet securitizations”). The gain is recorded net of transaction costs and is based on the estimated fair value of the assets sold and assets retained or liabilities incurred. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. Retained assets are recorded in accounts receivable from securitizations at estimated fair value. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. As such, the interest-only strip and subordinated retained interests are classified as trading assets in accordance with SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), and changes in the estimated fair value are recorded in servicing and securitization income. Additionally, the Company may retain senior tranches in the securitization transactions which are considered to be investment grade securities and subject to a lower risk of loss. These senior tranches are also recorded in accounts receivable from securitizations at estimated fair value. The Company classifies senior retained tranches as available for sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and changes in the estimated fair value are recorded in other comprehensive income.

The fair value of retained interest is highly sensitive to changes in certain assumptions. To the extent assumptions used by management do not prevail, the estimated fair value of retained interests could be materially impacted.

As of December 31, 2008 and 2007, accounts receivable from securitization totaled $6.34 billion and $4.72 billion, respectively. This balance consists of retained residual interests that are recorded at estimated fair value and totaled $2.30 billion and $2.26 billion at December 31, 2008 and 2007, respectively. The remaining balance relates to cash collections held at financial institutions that are expected to be returned to the Company on future distribution dates and principal collections accumulated for expected maturities of securitization transactions with a subsequent return of loans receivables.

Recognition of Customer Rewards Liability

The Company offers products, primarily credit cards, that provide program members with various rewards such as airline tickets, free or deeply discounted products or cash rebates, based on account activity. The Company establishes a rewards liability based on points earned which are ultimately expected to be redeemed and the average cost per point redemption. As points are redeemed, the rewards liability is relieved. The cost of reward programs is primarily reflected as a reduction to interchange income. The rewards liability will be affected over time as a result of changes in the number of account holders in the reward programs, the actual amount of points earned and redeemed the actual costs of the rewards, changes made by reward partners and changes that the Company may make to the reward programs in the future. To the extent assumptions used by management do not prevail, rewards costs could differ significantly, resulting in either a higher or lower future rewards liability, as applicable.

As of December 31, 2008 and 2007, the rewards liability was $1.4 billion and $1.3 billion, respectively.

Derivative Instruments and Hedging Activities

The Company utilizes certain derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company’s goal is to manage sensitivity to changes in rates by offsetting the repricing or maturity characteristics of certain assets and liabilities, thereby limiting the impact on earnings. The use of derivative instruments does expose the Company to credit and market risk. The Company manages credit risk through strict counterparty credit risk limits and/or collateralization agreements.

At inception, the Company determines if a derivative instrument meets the criteria for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 133”). Ongoing effectiveness evaluations are made for instruments that are designated and qualify as hedges. If the derivative does not qualify for hedge accounting, no assessment of effectiveness is needed by management.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”) effective January 1, 2007.

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

For the years ended December 31, 2008 and 2007, the provision for income taxes on continuing operations was $0.5 billion and $1.3 billion, respectively, and as of December 31, 2008 and 2007, the valuation allowance was $67.7 million and $21.3 million, respectively.

III. Off-Balance Sheet Arrangements

The Company has various types of off-balance sheet arrangements that we enter into in the ordinary course of business. Off-balance sheet activities typically utilize special purpose entities (“SPEs”) that may be in the form of limited liability companies, partnerships or trusts. The SPEs raise funds by issuing debt to third party investors. The SPEs hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPE. Investors only have recourse to the assets held by the SPE but may also benefit from other credit enhancements.

The Company’s involvement in these arrangements can take many different forms, including securitization activities, servicing activities, the purchase or sale of mortgage-backed and other asset backed securities in connection with our investment portfolio, and loans to variable interest entities (“VIEs”) that hold debt, equity, real estate or other assets. In certain instances, the Company also provides guarantees to VIEs or holders of variable interests in VIEs. See Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements Note 13 – Mortgage Servicing Rights; Note 18 – Securitizations; Note 19 – Commitments, Contingencies and Guarantees; and Note 20 – Other Variable Interest Entities for more detail on the Company’s involvement and exposure related to off-balance sheet arrangements.

Special Purpose Entities

A SPE is an entity in the form of a trust or other legal vehicle designed to fulfill a specific limited need of the company that was initially involved in the organization of the SPE. The primary use of SPEs is to obtain liquidity and favorable capital treatment by securitizing certain assets of the Company. In a securitization, a company transfers assets to an SPE and receives cash proceeds for the assets that have been transferred upon the issuance of debt and equity instruments, certificates or other notes of indebtedness. The transferred assets and the related debt issuances are recorded on the balance sheet of the SPE and are not reflected on the company’s balance sheet, assuming the transfer satisfies the sale criteria of SFAS 140. Investors usually have recourse to the assets in the SPE and may also benefit from other credit enhancements, such as a collateral account or overcollateralization in the form of excess assets in the SPE, or from other liquidity guarantees. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors, or to limit or change the credit risk of the SPE. The Company may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.

Qualifying SPEs

Qualifying special purpose entities (“QSPEs”) are a special class of SPEs which are defined in SFAS 140. These SPEs have significant limitations on the types of assets and derivative instruments they may own and may not actively manage their assets through discretional sales and are generally limited to making decisions inherent in servicing activities and issuance of liabilities. QSPEs are passive entities designed to purchase assets and pass through the cash flows from the transferred assets to the investors of the QSPE. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty.

In April 2008, the FASB voted to eliminate QSPEs from the accounting guidance. On September 15, 2008, the FASB issued exposure drafts to amend SFAS 140 and FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The two proposed Statements would significantly change accounting for transfers of financials assets, due to elimination of the concept of a QSPE, and would change the criteria for determining whether to consolidate a VIE. The proposals are currently in a public comment period and are subject to change. As the proposals stand, however, the change would have a significant impact on the Company’s consolidated financial statements as a result of the loss of sales treatment for assets previously sold to a QSPE, as well as for future sales. As of December 31, 2008, the total assets of QSPEs to which the Company has transferred and received sales treatment were $45.9 billion.

Variable Interest Entities

VIEs are entities defined in FIN 46(R), and are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation under FIN 46(R) is based on expected losses and residual returns, which consider various scenarios on a probability-weighted basis. Consolidation of a VIE is determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.

All these facts and circumstances are taken into consideration when determining whether the Company has variable interest that would deem it to be the primary beneficiary and require consolidation of the VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company’s financial statements. In some cases, it is qualitatively clear based on the extent of the Company’s involvement or the seniority of its investments that the Company is not the primary beneficiary of the VIE. In other cases, a more detailed and quantitative analysis may be required to make such a determination.

Securitization Activities

The securitization of loans has been a significant source of liquidity for the Company. The Company typically uses QSPEs to securitize its credit card loans. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty.

Recourse Exposure

The Company retains residual interests in the trusts as credit enhancements to support the credit quality of the receivables transferred to the trust. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on the transferred financial assets. The value of the retained residual interests represents the Company’s only exposure to loss resulting from its continuing involvement in the trusts. The investors and the trusts have no recourse to the Company’s assets if the off-balance sheet loans are not paid when due. The Company has not provided any financial or other support during the periods presented that it was not previously contractually required to provide. The Company’s retained residual interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained senior tranches, retained subordinated interests, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 18” for quantitative information regarding retained interests.

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

Maturity terms of the existing securitizations vary from 2009 to 2025 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for loans increase accordingly. The Company believes that it has the ability to continue to utilize securitization arrangements as a source of liquidity; however, a significant reduction, termination or change in sale accounting for the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance or recognition of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which could require the Company to fund spread accounts, reduce the value of its retained residual interests and ultimately require the off-balance sheet loans to be recorded on the Company’s balance sheet and accelerate the need for alternative funding. Additionally, early amortization of securitization structures would require the Company to record higher reserves for loan losses and would also have a significant impact on the ability of the Company to meet regulatory capital adequacy requirements. As of December 31, 2008, no early amortization events related to the Company’s off-balance sheet securitizations have occurred.

The amounts of investor principal from off-balance sheet loans as of December 31, 2008 that are expected to amortize into the Company’s loans, or be otherwise paid over the periods indicated, are summarized in Table 12. Of the Company’s total managed loans, 31% and 33% were included in off-balance sheet securitizations for the years ended December 31, 2008 and 2007, respectively.

Servicing Activities

The Company services mortgage loans that have been sold through either whole loan sales or securitizations with servicing retained. MSRs, are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee, and are carried at fair value; changes in fair value are recognized in mortgage servicing and other. The Company may enter into derivatives to economically hedge changes in fair value of MSRs. The Company typically does not have any continuing involvement other than its right to service the loans and the Company does not hold subordinate residual interests or enter into other guarantees or liquidity agreements with these structures. The Company records the MSR at estimated fair value and has no other loss exposure over and above the recorded fair value. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 13” for quantitative information regarding MSRs.

Community Development Activities

As part of its community reinvestment initiatives, the Company invests in private investment funds that make investments in common stock of VIEs or provide debt financing to VIEs to support multi-family affordable housing properties. The Company receives affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The Company is not required to consolidate these entities because it does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company records its interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. The Company’s maximum exposure to these entities is limited to its variable interests in the entities and the creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 20” for quantitative information regarding Other Variable Interest Entities.

The Company holds variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also variable interests of the Company. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. The Company receives federal and state tax credits for these investments. The Company consolidates the VIEs of which it absorbs the majority of the entities’ expected losses or receives a majority of the entities’ expected residual returns. The assets of the entities consolidated by the Company at December 31, 2008 and December 31, 2007 were approximately $189.7 million and $102.1 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. In addition to the amounts above, the Company had involvement with entities where we held a significant variable interest in the VIE but were not deemed to be the primary beneficiary as the Company would not absorb the majority of expected losses or receive a majority of the expected residual returns. Accordingly, these entities were not consolidated by the Company. The assets of the entities that the Company held a significant variable interest in but was not required to consolidate at December 31, 2008 and December 31, 2007 were approximately $46.6 million and $12.0 million, respectively. The Company records its interests in these unconsolidated VIEs in loans held for investment and other assets. The Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 20” for quantitative information regarding Other Variable Interest Entities.

Trust Preferred Securities

The Company has raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. These trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. These trusts’ obligations are fully and unconditionally guaranteed by the Company.

Because the sole asset of the trust is a receivable from the Company, the Company is not permitted to consolidated the trusts under FIN 46R, even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities. See Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 8” for quantitative information regarding Deposits and Other Borrowings.

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

As of and for the year ended December 31, 2008

(Dollars in millions)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$7,149	$4,273	$11,422
Non-interest income	6,744	(1,327)	5,417

Total revenue	13,893	2,946	16,839
Provision for loan losses	5,101	2,946	8,047
Net charge-offs	$3,478	$2,946	$6,424

Balance Sheet Measures
Loans held for investment	$101,018	$45,919	$146,937
Total assets	165,913	43,962	209,875
Average loans held for investment	98,971	48,841	147,812
Average earning assets	133,084	46,264	179,348
Average total assets	156,268	47,262	203,530
Delinquencies	$4,418	$2,178	$6,596

(1)	Income statement adjustments for the year ended December 31, 2008 reclassify the net of finance charges of $5,563.4 million, past due fees of $933.6 million, other interest income of $(158.1) million and interest expense of $2,065.6 million; and net charge-offs of $2,946.8 million from non-interest income to net interest income and provision for loan losses, respectively.
(2)	The managed loan portfolio does not include auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

V. Management Summary and Business Outlook

Management Summary

The following discussion provides a summary of 2008 results compared to 2007 results and 2007 results compared to 2006 results on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis. The results of the Company’s mortgage origination operations of GreenPoint, which was acquired as part of the North Fork Bancorporation acquisition in December 2006, are accounted for as discontinued operations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The Company had a net loss of $46.0 million, or $(0.21) per share (diluted) for the year ended December 31, 2008, compared to net income of $1.6 billion, or $3.97 per share (diluted) for the year ended December 31, 2007. Net loss for 2008 included an after-tax loss from discontinued operations of $130.5 million, or $(0.35) per share (diluted), compared to an after-tax loss from discontinued operations of $1.0 billion, or $(2.58) per share (diluted) in 2007.

Income from continuing operations for 2008 was $84.5 million, a decrease of $2.5 billion, or 96.7% from $2.6 billion in 2007. Diluted earnings per share from continuing operations for 2008 was $0.14, a decrease of 97.9% from $6.55 in 2007.

2008 Summary of Significant Events

U.S. Economic Recession and Credit Deterioration

The U.S. economic recession has impacted the Company in multiple ways during the year. Most notably we have seen significant deterioration in credit performance. As the recession deepened, the Company responded by fortifying its balance sheet, exiting the riskiest areas we operated in and reducing costs as appropriate. The following demonstrates how the U.S. economic recession and credit deterioration, and the Company’s actions to anticipate and respond to economic worsening, have impacted the Company:

•	Increased managed charge-off rate and managed delinquency rate by 147 basis points and 62 basis points, respectively, to 4.35% and 4.49%, respectively,

•	Increased the allowance for loan and lease losses by $1.6 billion to $4.5 billion, increasing the coverage ratio of allowance as a percentage of loans held for investment by 157 basis points to 4.48%,

•	Increased our provision for loan and lease losses by $2.5 billion to $5.1 billion,

•	Reduced the fair value of the interest-only strips by $224.8 million,

•	Revenue suppression, which is the amounts billed to customers but not recognized as revenue, increased to $1.9 billion from $1.1 billion,

•

Experienced a $4.4 billion reduction in managed loans held for investment, due to weaker spending and loan demand from credit-worthy customers, tightening underwriting, an exit from lending activities not resilient to the economic downturn and an increase in charge-offs,

•

Deposit growth was primarily invested in high-quality agency mortgage backed securities and AAA-rated securities backed by consumer loans. Increasing our securities available for sale by $11.2 billion to $31.0 billion.

U.S. Treasury Department’s Capital Purchase Program Participation

On November 14, 2008 the Company entered into an agreement (the “Securities Purchase Agreement”) to issue 3,555,199 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $0.01 per share (the “Series A Preferred Stock”), to the United States Department of the Treasury (“U.S. Treasury”) as part of the Company’s participation in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (“CPP”), having a liquidation amount per share equal to $1,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering.” The ARRA includes provisions that would allow the Company to redeem the Series A Preferred Stock using proceeds other than those received from a “qualified equity offering” under certain circumstances and with regulatory approval. After three years, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting.

In addition, the Company issued Warrant to purchase 12,657,960 of the Company’s common shares to the U.S. Treasury as part of the Securities Purchase Agreement. The Warrant have an exercise price of $42.13 per share. The Warrant expire ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the U.S. Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Securities Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrants.

The Company received proceeds of $3.55 billion for the Series A Preferred Stock and the Warrant. The Company allocated the proceeds based on a relative fair value basis between the Series A Preferred Stock and the Warrant, recording $3.06 billion and $491.5 million, respectively. The fair value of the preferred stock was estimated using independent quotes from third party sources who considered the structure, subordination and size of the preferred stock issuance in comparison to the trust preferred securities issued by special purpose trusts established by the Company. Fair value of the stock warrant was estimated using a pricing model with the most significant assumptions being the forward dividend yield and implied volatility of the Company’s stock price. The $3.06 billion of Series A Preferred Stock is net of a discount of $491.5 million. The discount will be accreted to the $3.55 billion liquidation preference amount over a five year period. The accretion of the discount and dividends on the preferred stock reduce net income available to common shareholders.

The Company is subject to a number of restrictions as a result of participation in the CPP. Among these are restrictions on dividend payments to common shareholders and restrictions on share repurchases. If the Series A Preferred Stock has not been redeemed by November 14, 2011 or the U.S. Treasury has not transferred the Series A Preferred Stock to a third party, the consent of the U.S Treasury will be required to (1) declare or pay any dividend or make any distribution on the Company’s common stock (other than regular quarterly cash dividends of not more than $0.375 per share of common stock) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.

The Company is considered “well-capitalized” under the applicable capital adequacy guidelines and did not need to participate in the CPP. However, the Company concluded, following careful analysis and consultation with regulators, that the CPP was an important step in supporting the financial and economic stability of the U.S. and that the U.S. Treasury’s investment provided an attractive alternative source of capital which we can use for the benefit of our customers and investors.

OCC Minimum Payment Rules

In March 2008, COBNA converted from a Virginia state-charted bank to a national association, which is regulated by the OCC. The OCC has minimum payment policies for the credit card industry designed to force modest positive amortization for all card accounts.

Under the new policy, the monthly minimum payment is set at 1% of principal balance, plus all interest assessed in the prior cycle, plus any past due fees and certain other fees assessed in the prior cycle. This compares to the Company’s previous policy, which for most accounts was a flat 3% of principal balance. This will have the effect of increasing the minimum payment for delinquent customers, while lowering it for many customers who are current.

The Company has converted substantially all accounts to comply with OCC minimum payment policies as of year end.

Secondary Equity Offering

On September 30, 2008, the Company was able to take advantage of favorable market conditions and raised $760.8 million through the issuance of 15,527,000 shares of common stock at $49.00 per share.

Goodwill Impairment

During the fourth quarter of 2008 the Company recorded an impairment to goodwill of $810.9 million. The impairment was recorded in the Auto Finance sub-segment. See Section II Critical Accounting Estimates, “Valuation of Goodwill and Other Intangible Assets” for additional information.

Sale of MasterCard Shares

During the second quarter of 2008, the Company recognized a gain of $44.9 million in other non-interest income from the sale of 154,991 shares of MasterCard class B common stock.

Visa IPO

During the first quarter of 2008, Visa completed an initial public offering (“IPO”) of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. In addition, the Company recognized a gain of $109.0 million in non-interest income for the redemption of 2.5 million shares related to the Visa IPO. Both items were included in the Other segment.

Debt Refinancing

During the first quarter of 2008, the Company repurchased approximately $1.0 billion of certain senior unsecured debt, recognizing a gain of $52.0 million in non-interest income. The Company initiated the repurchases to take advantage of the current market environment and replaced the repurchased debt with lower-rate unsecured funding.

Chevy Chase Bank Acquisition

On December 4, 2008, the Company announced its intention to acquire Chevy Chase Bank F.S.B., the largest retail depository institution in the Washington, D.C. region in a cash and stock transaction valued at approximately $520 million. On February 13, 2009, the Company received approval from the Federal Reserve to acquire all of the shares of Chevy Chase Bank F.S.B. and certain of its subsidiaries. The Company expects the transaction to close in the first quarter of 2009.

The Company expects the acquisition to be accretive to operating earnings per share in 2009 and accretive to GAAP earnings per share in 2010. The Company expects to incur approximately $225 million of merger and integration costs and achieve a reduction in non-interest costs of $125 million as a result of the acquisition. The Company anticipates taking a fair value mark of approximately $1.75 billion for expected losses on the Chevy Chase Bank loan portfolio.

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

•

Provision for loan and lease losses increase due to the continued normalization of consumer credit following the unusually favorable credit environment in 2006, adverse delinquency and charge-off trends in our National Lending businesses and the increase in our coverage ratio in allowance to loans held for investment as a result of economic weakening in the latter part of 2007, as evidenced by increased delinquencies and consistent with recently released economic indicators.

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

2007 Summary of Significant Events

Shut Down of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2.”

Restructuring Charges Associated with Cost Initiative

During the second quarter of 2007, we announced a broad-based initiative to reduce expenses and improve our competitive cost position. We recognized $138.2 million in restructuring charges in 2007. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14”.

Share Repurchase

During 2007, we executed a $3.0 billion stock repurchase program, resulting in a net share retirement of 43,717,110 shares. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10”.

Litigation Settlements and Reserves

During the fourth quarter of 2007, we recognized a pre-tax charge of $79.8 million for liabilities in connection with the antitrust lawsuit settlement with American Express. Additionally, we recorded a legal reserve of $59.1 million for estimated possible damages in connection with other pending Visa litigation, reflecting our share of such potential damages as a Visa member. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19” and Part 1, Item 3. “Legal Proceedings”.

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

Gain on Sale of Equity Interest in DealerTrack

In 2001 we acquired a 7% stake in the privately held company DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. DealerTrack went public in 2005. During the first quarter of 2007 we sold our remaining interest of 1,832,767 shares for $52.2 million resulting in a pre-tax gain of $46.2 million in non-interest income.

Senior Note Issuance

During the third quarter 2007, we closed the public offering of $1.5 billion aggregate principal amount of our Senior Notes Due 2017 (the “Notes”). The Notes were issued pursuant to a Senior Indenture dated as of November 1, 1996 (the “Indenture”) between the Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as Indenture Trustee. Proceeds from the sale of the notes will be used for general corporate purposes, which may include repurchases of shares of our common stock. Additional information can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 8” and Part 2, Item 7, Section VIII. “Liquidity and Funding”.

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

Business Outlook

The statements contained in this section are based on our current expectations regarding the Corporation’s 2009 financial results and business strategies. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors”.

2009 Expectations

The Company expects continued pressure on profitability as deteriorating global economic conditions continue to have an impact on credit performance and require the Company to increase its provision for loan losses.

Credit:

•

As of December 31, 2008, the Company’s allowance is consistent with an outlook for $8.6 billion of managed losses in 2009. This loss outlook assumes that the U.S. unemployment rate increases to around 8.7% by the end of 2009, and that home prices, as measured by the Case-Schiller 20-City Index, decline by an additional 10 percentage points by the end of 2009.

•	The Company expects 2009 provision expense levels to be higher than 2008 provision expense levels.

•

In addition to the effects of the weakening economy, the Company expects that in 2009 the charge-off rate in the U.S. Card sub-segment will be adversely impacted by (i) continuing pressure from the unsecured closed-end loans included in the U.S. Card sub-segment; and (ii) from the implementation of the OCC minimum payment policies. The Company expects that the conversion to the OCC minimum payment policies will increase the U.S. Card charge-off rate by approximately 10 basis points in the first quarter of 2009, and by approximately 50 basis points in subsequent quarters of 2009. The Company expects that the impact of the new minimum payment policies on the Company’s charge-off levels will begin to subside in 2010 as customers adjust to the new policies. The impact of the new policies has been factored into the Company’s expectations for charge-off levels in the U.S. Card sub-segment, as discussed above, and in the Company’s outlook for total company managed charge-off dollars for the next twelve months associated with the allowance for loan and lease losses.

•	The Company expects that the charge-off rate in the U.S. Card sub-segment will be around 8.1% in the first quarter of 2009.

Earning Assets: The Company expects that new loan originations, reduced by weakening demand from credit worthy borrowers, will not be sufficient to offset rising charge-offs, normal amortization and attrition, and weaker credit card spending. As a result, the Company expects a decline in managed loans. We expect that the decline in earning assets will be more modest, resulting in a continuing shift from loans to high-quality investment securities backed by mortgage and consumer loans.

Deposit Growth: The Company expects deposits in the Local Banking segment to grow in 2009. The Company also expects to continue to maintain disciplined pricing and deposit margins in 2009.

Revenue Margin: The Company expects a modest decline in 2009 revenue margin as compared to 2008 revenue margin, although there may be variability between quarterly periods.

Cost Management: The Company expects to continue to benefit from cost cutting actions taken in 2007 and 2008 and will pursue additional efforts to achieve sustainable efficiency through cost reductions, including realizing synergies from the Chevy Chase Bank acquisition.

Capital Management:

•

The Company’s TCE (tangible common equity / tangible managed assets) ratio is currently impacted by unrealized losses associated with its investment portfolio. The Company does not anticipate that these unrealized losses would result in a materially permanent reduction in capital given the low risk of principal loss and that it is unlikely that the Company will need to liquidate securities prior to maturity for liquidity purposes as the Company has the intent and ability to hold the securities until recovery, which may be maturity.

•	The Company expects the TCE ratio to decline by about 100 basis points with the close of the Chevy Chase Bank F.S.B. acquisition.

•

The Company expects to maintain a strong TCE ratio in 2009. The TCE ratio is expected to remain below the long-term target range of 5.5% to 6.0% in 2009. The Company expects regulatory capital ratios to remain comfortably above the level required by regulators in 2009.

•	The Company will actively manage capital in conjunction with evolving views of the economy and portfolio trends. The Company believes it will maintain adequate capital ratios.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics at and for the years ended December 31, 2008, 2007 and 2006.

CAPITAL ONE FINANCIAL CORPORATION

Table 1: Financial Summary

	Year Ended December 31,			Change
(Dollars in thousands)	2008	2007(2)	2006(4)(2)	2008 vs. 2007	2007 vs. 2006
Earnings (Reported):
Net Interest Income	$7,148,715	$6,529,845	$5,091,446	$618,870	$1,438,399
Non-Interest Income:
Servicing and securitizations	3,384,468	4,840,677	4,209,637	(1,456,209)	631,040
Service charges and other customer-related fees	2,232,363	2,057,854	1,770,340	174,509	287,514
Mortgage servicing and other	105,038	166,776	177,893	(61,738)	(11,117)
Interchange	562,117	500,484	549,074	61,633	(48,590)
Other	459,985	488,432	294,080	(28,447)	194,352

Total non-interest income	6,743,971	8,054,223	7,001,024	(1,310,252)	1,053,199

Total Revenue(1)	13,892,686	14,584,068	12,092,470	(691,382)	2,491,598
Provision for loan and lease losses	5,101,040	2,636,502	1,476,438	2,464,538	1,160,064
Marketing	1,118,208	1,347,836	1,444,324	(229,628)	(96,488)
Restructuring expenses	134,464	138,237	—	(3,773)	138,237
Goodwill impairment charge(8)	810,876	—	—	810,876	138,237
Operating expenses	6,146,479	6,591,937	5,499,367	(445,458)	1,092,570

Income from continuing operations before taxes	581,619	3,869,556	3,672,341	(3,287,937)	197,215
Income taxes	497,102	1,277,837	1,245,964	(780,735)	31,873

Income from continuing operations, net of tax	84,517	2,591,719	2,426,377	(2,507,202)	165,342
Loss from discontinued operations, net of tax(5)	(130,515)	(1,021,387)	(11,884)	890,872	(1,009,503)

Net income (loss)	$(45,998)	$1,570,332	$2,414,493	$(1,616,330)	$(844,161)

Net income (loss) available to common shareholders	$(78,721)	$1,570,332	$2,414,493	$(1,649,053)	$(844,161)

Common Share Statistics:
Basic earnings per common share:
Income from continuing operations, net of tax	$0.14	$6.64	$7.84	$(6.50)	$(1.20)
Loss from discontinued operations, net of tax(5)	(0.35)	(2.62)	(0.04)	2.27	(2.58)

Net Income (loss) per common share	$(0.21)	$4.02	$7.80	$(4.23)	$(3.78)

Diluted earnings per common share:
Income from continuing operations, net of tax	$0.14	$6.55	$7.65	$(6.41)	$(1.10)
Loss from discontinued operations, net of tax(5)	(0.35)	(2.58)	(0.03)	2.23	(2.55)

Net Income (loss) per common share	$(0.21)	$3.97	$7.62	$(4.18)	$(3.65)

Selected Balance Sheet Data(3):
Reported loans held for investment (period end)	$101,017,771	$101,805,027	$96,512,139	$(787,256)	$5,292,888
Managed loans held for investment (period end)	146,936,754	151,362,417	146,151,268	(4,425,663)	5,211,149
Reported loans held for investment (average)	98,970,902	93,541,825	63,577,279	5,429,077	29,964,546
Managed loans held for investment (average)	147,812,265	144,727,006	111,328,595	3,085,259	33,398,411
Allowance for loan and lease losses	4,523,960	2,963,000	2,180,000	1,560,960	783,000
Interest bearing deposits (period end)	97,326,937	71,714,627	73,913,876	25,612,310	(2,199,249)
Total deposits (period end)	108,620,789	82,761,176	85,561,946	25,859,613	(2,800,770)
Interest bearing deposits (average)	82,735,627	73,764,911	45,592,382	8,970,716	28,172,529
Total deposits (average)	$93,507,646	$85,211,616	$50,526,789	$8,296,030	$34,684,827

Selected Company Metrics (Reported) (3):
Return on average assets (ROA)	0.05%	1.79%	2.55%	(1.74)	(0.76)
Return on average equity (ROE)	0.33%	10.28%	14.97%	(9.95)	(4.69)
Net charge-off rate	3.51%	2.10%	2.21%	1.41	(0.11)
Delinquency rate (30+ days)	4.37%	3.66%	2.74%	0.71	(0.92)
Net interest margin	5.37%	5.38%	6.06%	(0.01)	(0.68)
Revenue margin	10.44%	12.01%	14.38%	(1.57)	(2.37)
Risk adjusted margin (6)	7.83%	10.40%	12.71%	(2.57)	(2.31)
Selected Company Metrics (Managed) (3):
Return on average assets (ROA)	0.04%	1.33%	1.70%	(1.04)	(0.37)
Net charge-off rate	4.35%	2.88%	2.84%	1.47	0.04
Efficiency ratio (7)	43.14%	47.30%	50.17%	(4.16)	(2.87)
Delinquency rate (30+ days)	4.49%	3.87%	3.02%	0.62	0.85
Net interest margin	6.37%	6.46%	6.88%	(0.09)	(0.42)
Revenue margin	9.39%	9.85%	10.66%	(0.46)	(0.81)
Risk adjusted margin (6)	5.81%	7.40%	8.23%	(1.59)	(0.83)

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $1.9 billion, $1.1 billion and $0.9 billion for the years ended December 31, 2008, 2007 and 2006, respectively.
(2)	Certain prior period amounts have been reclassified to conform to current period presentation.
(3)	Based on continuing operations.

(4)	On December 1, 2006, the Company acquired 100% of the outstanding common stock of North Fork Bancorporation for total consideration of $13.2 billion.
(5)	Discontinued operations related to the shutdown of mortgage origination operations of GreenPoint’s wholesale mortgage banking unit in 2007.
(6)	Risk adjusted margin equals total revenue less net charge-offs as a percentage of average earning assets.
(7)	Efficiency ratio equals non-interest expense less restructuring expense and goodwill impairment charge divided by total revenue.
(8)	In the fourth quarter of 2008, the Company recorded impairment of goodwill in its Auto Finance sub-segment of $810.9 million.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1. Additional information is provided in Section XI, Tabular Summary as detailed in sections below.

The following discussion provides a summary of 2008 results compared to 2007 results and 2007 results compared to 2006 results on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis.

Net interest income

Net interest income is comprised of interest income earned on securities and interest income and past-due fees earned and deemed collectible from the Company’s loans, less interest expense on interest-bearing deposits, senior and subordinated notes, and other borrowings. For the year ended December 31, 2008, reported net interest income increased 9.5%, or $618.9 million.

Interest income on loans held for investment decreased modestly to $9.46 billion from $9.50 billion at the end of 2007 as the increase in average loans held for investment from $93.5 billion to $99.0 billion was offset by the impact of increasing delinquencies which caused our revenue suppression to increase to $1.9 billion from $1.1 billion in 2007, and by lower interest rates on our variable rate products as interest rates declined throughout the year.

Interest income on securities available for sale increased $273.0 million driven by increases in the average portfolio from $18.9 billion to $25.0 billion in 2008 while yields remained stable. The increase in the securities available for sale portfolio came as the Company continued to grow its deposit base and maintained our approach of holding high quality, low risk investments rather than taking excessive credit risk to generate incremental earnings. While interest rates declined throughout 2008, the Company maintained stable yields in growing the securities portfolio by taking advantage of market illiquidity to purchase securities at an attractive yield.

Interest expense on interest-bearing deposits decreased $394.3 million from 2007. The average balance on interest-bearing deposits increased to $82.7 billion from $74.0 billion while the yield decreased to 3.04% in 2008 from 3.94% as the Federal Reserve reduced the federal funds rate throughout 2008.

For the year ended December 31, 2007, reported net interest income increased 28%, or $1.4 billion, compared to 2006. The increase was driven by the acquisition of North Fork, modest loan growth and increased margins in the U.S Card sub-segment due to selective pricing changes implemented after the completion of our card holder system conversion in 2007. Net interest margin decreased 68 basis points for the year ended December 31, 2007, primarily due to the addition of the lower net interest margin North Fork business.

For additional information, see section XI, Tabular Summary, Table A and Table B.

Non-interest income

Non-interest income is comprised of servicing and securitizations income, mortgage servicing and other, service charges and other customer-related fees, interchange income and other non-interest income.

For the year ended December 31, 2008, non-interest income decreased 16%. For the year ended December 31, 2007, non-interest income increased 15%. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income decreased 30% for the year ended December 31, 2008. The decrease was attributable to reductions in average securitized loans year over year and to reductions in fair value of the interest-only strips of $224.8 million due to the worsening global credit environment. Average securitized loans were $48.8 billion for 2008 compared to $51.2 billion for 2007.

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

Service Charges and Other Customer-Related Fees

For 2008, service charges and other customer-related fees grew 8% due to higher overlimit and cash advance fees.

For 2007, service charges and other customer-related fees grew 16% due to the inclusion of North Fork and selective pricing changes in the U.S. Card sub-segment.

Mortgage Servicing and Other Income

Mortgage servicing and other income is comprised of non-interest income related to our mortgage servicing business and other mortgage related income. For the year ended December 31, 2008, mortgage servicing and other income decreased 37% from the prior year due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and reduced gains on sales due to lower originations in 2008.

For the year ended December 31, 2007, mortgage servicing and other income decreased 6% from prior year due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and lack of originations subsequent to the shutdown of GreenPoint’s mortgage origination business in 2007.

Interchange

Interchange income, net of rewards expense, increased 12.3% for the year ended December 31, 2008 on a reported basis due to a shift in loans from a reduction in our off-balance sheet securitized loans to an increase in our reported on-balance sheet loans during 2008. Interchange on a managed basis decreased 7.8% due to decreases in managed purchase volume of 1.2% and increases in rewards expense. Costs associated with the Company’s rewards programs in 2008 were $221.4 million on a reported basis and $709.2 million on a managed basis. The increase in the rewards expense was due to an expansion of our rewards programs.

Interchange income, net of rewards expense, decreased 9% for the year ended December 31, 2007 due to decreases in reported purchase volume of 3% and higher costs associated with our rewards programs of 3%. Managed U.S. Card purchase volume increased 3% compared to 2006. Costs associated with the Company’s rewards programs in 2007 were $182.9 million on a reported basis and $602.2 million on a managed basis.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions and revenue generated by our healthcare finance business.

Other non-interest income for the year ended December 31, 2008 decreased $28.4 million or 5.8%. The decrease was primarily due to reduced commission income and changes in exchange rates from 2007. Other non-interest income for 2008 also includes a $109.0 million gain from the redemption of shares related to the Visa IPO and a gain of $44.9 million from the sale of MasterCard stock.

Other non-interest income for the year ended December 31, 2007 increased $194.4 million or 66%. The increase is primarily due to the North Fork acquisition. Other non-interest income for 2007 also includes a $46.2 million gain from the sale of a stake in DealerTrack Holding Inc., a $41.6 million gain on sale of our interest in a relationship agreement to develop and market consumer credit products in Spain and gains from sales of MasterCard stock of $43.4 million.

Provision for loan and lease losses

Provision for loan and lease losses increased $2.5 billion, or 93% for the year ended December 31, 2008. The increase in the provision is a result of continued worsening of the economy which rapidly deteriorated during the later part of 2008 as evidenced by increases in both the charge-off rate and delinquency rate, rising to 3.51% and 4.37%, respectively, from 2.10% and 3.66%, respectively. The provision for loan and lease loses increased $1.0 billion in the fourth quarter alone as the Company increased the allowance for loan and lease losses as the unemployment rate and housing prices showed significant worsening during the fourth quarter of 2008.

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

Non-interest expense

Non-interest expense consists of marketing, goodwill impairment and operating expenses.

For the year ended December 31, 2008, non-interest expense, excluding goodwill impairment, decreased 8%. For the year ended December 31, 2007, non-interest expense increased 16%. See detailed discussion of the components of non-interest expense below.

Marketing

Marketing expenses decreased 17% for the year ended December 31, 2008. The decrease in marketing expenses was due to selective pull-backs in certain marketing channels and other reductions in response to the changes in the economic environment.

Marketing expenses decreased 7% for the year ended December 31, 2007. The decrease in marketing expenses was due to selective pull-backs in certain marketing channels.

Goodwill impairment

The Company recorded an impairment to goodwill of $810.9 million, as a result of a reduced estimate of the fair value of the Auto Finance sub-segment due to business decisions to scale back origination volume in that business. For additional information, see Section II Critical Accounting Estimates, “Valuation of Goodwill and Other Intangible Assets”.

Operating Expenses

Operating expenses decreased 7% for the year ended December 31. 2008. The decrease in operating expenses was a direct result of benefits from the Company’s continued cost reduction initiatives.

Operating expenses increased 22% for the year ended December 31. 2007. The increase The increase in operating expense was driven by the addition of North Fork’s operating expenses, CDI amortization and integration expenses associated with our bank acquisitions, litigation accruals related to industry litigation, restructuring charges associated with our cost initiative, and the accelerated vesting of restricted stock related to the transition to new management in our Local Banking segment.

Income Taxes

The Company’s effective tax rate was 85.5%, 33.0% and 33.9% for the years ended December 31, 2008, 2007 and 2006, respectively. The effective rate includes federal, state, and international tax components. The increase in the 2008 rate compared to the 2007 rate was primarily due to the non-deductible portion of the goodwill impairment recognized during 2008. The Company’s effective tax rate excluding the goodwill impairment was 37.8%. The decrease in the 2007 rate compared to the 2006 rate was primarily due to changes in the Company’s international tax position recognized in the second quarter 2007 in the amount of $69.0 million and increases in certain tax credits.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment from continuing operations grew $3.1 billion, or 2%, for the year ended December 31, 2008. The modest growth in 2008 was a result of increases in Local Banking and U.S. Card which was mostly offset by reductions in our International and Auto Finance sub-segments.

Average managed loans held for investment from continuing operations grew $33.4 billion, or 30%, for the year ended December 31, 2007. The increase in average managed loans held for investment during 2007 was due to the North Fork acquisition in late 2006.

For additional information, see section XI, Tabular Summary, Table C and Table D.

Asset Quality

Delinquencies

The Company believes delinquencies to be an indicator of loan portfolio credit quality at a point in time.

The 30-plus day delinquency rate for the reported and managed loan portfolio increased 71 and 62 basis points to 4.37% and 4.49%, respectively, from December 31, 2007 to December 31, 2008. The increase was due to the continued worsening of the economy which rapidly deteriorated during the second half of 2008 impacting both the National Lending and Local Banking segments.

The 30-plus day delinquency rate for the reported and managed loan portfolio increased 92 and 85 basis points to 3.66% and 3.87%, respectively, from December 31, 2006 to December 31, 2007. The acquisition of the lower loss North Fork loan portfolio reduced reported and managed delinquency rates. The decrease was offset by normalization of credit following the unusually favorable credit environment in 2006, selective pricing and fee policy moves in the U.S. Card sub-segment, the significant pull back from prime revolver marketing in the U.S. Card sub-segment, continued elevated losses in the Auto Finance sub-segment, and from economic weakening evidenced by increased delinquencies and consistent with recently released economic indicators.

For additional information, see section XI, Tabular Summary, Table E.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. We charge-off credit card loans at 180 days past the statement cycle date and generally charge-off other consumer loans at 120 days past the due date or upon repossession of collateral. Bankruptcies charge-off within 30 days of notification and deceased accounts charge-off within 60 days of notification. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense.

For 2008, reported and managed net charge-off rates increased 141 basis points and 147 basis points to 3.51% and 4.35%, respectively. The increase in both the reported and managed charge-off rates was due to the continued worsening of the economy which rapidly deteriorated during the second half of 2008. The reported charge-off dollars totaled $3.5 billion during 2008, an increase of 77% from 2007. The managed charge-off dollars totaled $6.4 billion, increasing 54% from 2007.

For 2007 reported and managed net charge-off rates decreased 11 basis points to 2.10% and increased 4 basis points to 2.88%, respectively. The decrease in the reported charge-off rate was impacted by the higher credit quality North Fork loan portfolio for a full year 2007 which more than offset the effects of continued consumer credit normalization and economic weakness during the latter part of 2007. The impacts of the continued credit normalization and economic weakness also had a significant impact on the managed charge-off rate for the Company’s credit card securitization programs. Year-to-date reported and managed net charge-off dollars increased 39% and 32%, respectively, compared to the prior year.

For additional information, see section XI, Tabular Summary, Table F.

Nonperforming Loans

Nonperforming loans as a percentage of total loans held for investment were 0.80% and 0.39% at December 31, 2008 and 2007, respectively. The increase in nonperforming loans was due to the continued economic weakening and credit deterioration during 2008.

For additional information, see section XI, Tabular Summary, Table G.

Allowance for loan and lease losses

The allowance for loan and lease losses related to loans held for investment increased $1.5 billion, or 53% to $4.5 billion at December 31, 2008. The increase is due to the continued worsening of the economy which rapidly deteriorated during the second half of 2008 increasing our expectation of credit losses in 2009. Certain factors impacting the calculation of the allowance for loan and lease losses, such as the unemployment rate and housing prices, showed significant worsening during the fourth quarter of 2008 contributing to a $1.0 billion increase in the allowance for loan and lease losses during the fourth quarter alone.

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

For additional information, see section XI, Tabular Summary, Table H.

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

In 2007, the Company shut down mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. The results of the mortgage origination operations are being reported as discontinued operations for each period presented, and are not included in segment results of the Company. The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking segment in conjunction with the shutdown of the mortgage origination operation, and the results of the Local Banking segment were restated to include the mortgage servicing results for each period of 2007. During 2007, GreenPoint’s held for investment commercial mortgage portfolio results were moved into the Local Banking segment. GreenPoint’s held for investment consumer portfolio results were moved into the Other segment in 2007.

We maintain our books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following table presents information prepared from our internal management information system, which is maintained on a line of business level through allocations from legal entities.

Local Banking Segment

Table 2: Local Banking

	As of and for the Year ended December 31
(Dollars in thousands)	2008	2007	2006
Earnings (Managed Basis)
Interest income	$6,096,293	$6,937,321	$2,792,024
Interest expense	3,673,482	4,601,269	1,785,044

Net interest income	2,422,811	2,336,052	1,006,980
Non-interest income	813,742	939,638	595,096

Total revenue	3,236,553	3,275,690	1,602,076
Provision for loan and lease losses	447,643	32,178	602
Non-interest expense	2,443,369	2,333,955	1,269,868

Income before taxes	345,541	909,557	331,606
Income taxes	120,939	316,464	116,062

Net income	$224,602	$593,093	$215,544

Selected Metrics (Managed Basis)
Commercial lending
Commercial and multi-family real estate (4)	13,382,909	12,414,263	891,140
Middle market (5)	10,081,823	8,288,476	3,524,564
Small ticket commercial real estate (6)	2,609,123	2,948,402	—
Specialty lending (7)	3,547,287	3,396,100	—

Total commercial lending	29,621,142	27,047,241	4,415,704
Small business lending (8)	4,747,783	4,612,500	3,640,787
Consumer lending
Mortgages (9)	7,187,805	8,513,216	444,108
Branch based home equity & other consumer (10)	3,773,397	4,095,228	3,816,185

Total consumer lending	10,961,202	12,608,444	4,260,293
Other (11)	(247,146)	(295,390)	(171,251)

Period end loans held for investment	$45,082,981	$43,972,795	$12,145,533
Average loans held for investment	$44,318,212	$42,272,403	$13,225,559
Core deposits (1)	$67,546,102	$62,977,637	$27,071,324
Total deposits	$78,938,391	$73,089,284	$35,187,965
Loans held for investment yield	6.42%	7.04%	7.75%
Net interest margin—loans (2)	2.00%	1.86%	3.24%
Net interest margin—deposits (3)	2.07%	2.03%	1.56%
Efficiency ratio	75.49%	71.25%	79.26%
Charge-off rates
Commercial lending
Commercial and multi-family real estate	0.36%	0.02%	0.00%
Middle market	0.21%	0.04%	0.14%
Small ticket commercial real estate	0.31%	0.18%	0.00%
Specialty lending	0.24%	0.11%	0.00%

Total commercial lending	0.29%	0.05%	0.11%
Small business lending	1.04%	0.47%	0.44%
Consumer lending
Mortgages	0.35%	0.11%	0.07%
Branch based home equity & other consumer	1.14%	0.75%	0.53%

Total consumer lending	0.62%	0.31%	0.37%
Net charge-off rate	0.50%	0.21%	0.43%
Non performing loans	$565,791	$178,385	$57,824
Foreclosed assets	63,970	14,058	11,838

Non performing assets	$629,761	$192,443	$69,662

	As of and for the Year ended December 31
(Dollars in thousands)	2008	2007	2006
Non performing loans as a % of loans held for investment	1.25%	0.40%	0.48%
Non performing asset rates (12)
Commercial lending
Commercial and multi-family real estate	1.20%	0.24%	1.52%
Middle market	0.43%	0.41%	0.33%
Small ticket commercial real estate	6.67%	0.54%	0.00%
Specialty lending	1.05%	0.18%	0.00%

Total commercial lending	1.40%	0.32%	0.57%
Small business lending	1.79%	1.06%	0.90%
Consumer lending
Mortgages	1.55%	0.54%	0.90%
Branch based home equity & other consumer	0.46%	0.30%	0.21%

Total consumer lending	1.18%	0.46%	0.28%
Total non performing asset rate	1.39%	0.44%	0.57%
Non-interest expense as a % of average loans held for investment	5.51%	5.52%	10.46%
Number of active ATMs	1,311	1,288	661
Number of locations	739	742	358

(1)	Core deposits includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.
(2)	Net interest margin—loans equals net interest income—loans divided by average managed loans.
(3)	Net interest margin—deposits equals net interest —deposits divided by average retail deposits.
(4)	Commercial and multi-family real estate targets private developers and commercial property investors and owners with credit requirements up to $100 million.
(5)	Middle market focuses on businesses with annual revenues between $10 million and $250 million located within the segment’s local footprint.
(6)	Small ticket commercial real estate is comprised of small business products, mainly mixed-use and multi-family real-estate in the Local Banking segment.
(7)	Specialty lending provides equipment leasing and other specialized lending in the national marketplace.
(8)	Small business lending is focused on businesses with $10 million or less in revenues and $3 million or less in household size.
(9)	Mortgage lending includes held for investment first lien residential mortgage assets.
(10)	Branch based home equity and other consumer lending primarily includes home equity loans and lines of credit in the local consumer banking segment, and some consumer unsecured loans and lines of credit.
(11)	Other loans held for investment includes unamortized premiums and discounts recognized on loans acquired in North Fork and Hibernia acquisitions, certain items in process, and other loans originated by the Local Banking segment.
(12)	Non performing assets is comprised of non performing loans and foreclosed assets. The non performing asset rate equals non performing assets divided by the sum of loans held for investment plus foreclosed assets.

The Local Banking segment includes the Company’s branch, treasury services and national deposit gathering activities; its commercial, branch based small business and certain branch originated consumer lending; and its mortgage servicing.

Beginning in 2006, we added a Local Banking segment. The Local Banking segment represents the results of the legacy Hibernia and North Fork business lines, except for the indirect auto business and the investment portfolio results. The legacy indirect auto businesses of both Hibernia and North Fork are included in the Auto Finance sub-segment results, and the respective investment portfolio results are included in the Other segment. The impacts of the North Fork acquisition for the year ended December 31, 2006 are included in the Other segment.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The Local Banking segment contributed $224.6 million of net income during 2008, compared to $593.1 million during 2007. At December 31, 2008, loans outstanding in the Local Banking segment totaled $45.1 billion while deposit balances totaled $78.9 billion compared to loans outstanding of $44.0 billion and deposits of $73.1 billion at December 31, 2007. The increase in loans can be attributed to 9.5% growth in commercial loans, primarily in our middle market portfolio as the Gulf South region, with a concentration in the energy sector, weathered the economic downturn better than other markets, partially offset by runoff in our residential mortgage portfolio. Deposits grew 8%, primarily driven by increases in our national direct and our consumer branch deposits.

Local Banking segment profits are primarily generated from net interest income, which represents the yield earned on the loans less the internal transfer price charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. During 2008, the Local Banking segment generated net interest income of $2.4 billion compared to $2.3 billion during 2007. The increase in net interest income can be attributed to higher net interest margin on both loans and deposits.

Non-interest income declined from $939.9 million in 2007 to $813.7 million in 2008. Compared to 2007, mortgage originations decreased significantly due to the continued industry-wide challenges in the mortgage market. Lower gain on sale revenue and an increase in representation and warranty reserves resulted in a year over year decline of $102.7 million in non-interest income. In addition, revenue in the mortgage servicing business declined $19.0 million in 2008 from 2007 as the principal balance of loans serviced continued to decline year over year.

Provision for loan and lease losses was $447.6 million in 2008 compared to $32.2 million in 2007, as charge-offs increased to $222.4 million and an increase to the allowance for loan and lease losses. The increase in provision expense was related to the deterioration in the economy during 2008. Deteriorating economic conditions negatively impacted borrowers’ ability to repay and decreased collateral values, resulting in an increase in criticized and non-performing loans and charge-offs during the year.

Non-interest expenses were $2.4 billion in 2008, compared to $2.3 billion in 2007. In addition to investments in branches and other infrastructure projects, during 2008 the Local Banking segment continued to incur North Fork Bank integration costs such as brand conversion and deposit system integration. In 2008, the Company opened 21 new banking locations across Louisiana, New Jersey, New York, Texas and Virginia while closing 24 branches. The costs of operating these branches, including lease costs, depreciation and personnel, is included in non-interest expense.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The Local Banking segment contributed $574.2 million of net income during 2007, compared to $178.6 million during 2006. At December 31, 2007, loans outstanding in the Local Banking segment totaled $44.0 billion while deposits outstanding totaled $73.3 billion. The increases in loans and deposits outstanding are due primarily to the addition of the loan and deposit portfolios of North Fork Bank, along with modest growth in loans and deposits during 2007. As of December 31, 2006, North Fork loan and deposit balances of $30.1 billion and $37.8 billion, respectively, were included in the Other segment.

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

The provision for loan losses increased to $32.1 million in 2007 from $0.4 million in 2006. The increase is primarily the result of the addition of the North Fork loan portfolios in 2007, offset by a $91.4 million reduction in the allowance for loan losses to conform the allowance for loan and lease losses methodology of the Local Banking segment to the Company’s established methodology. In addition, during 2006, $25.7 million of allowance for loan losses previously established to cover expected losses in the portion of the loan portfolio impacted by Hurricanes Katrina and Rita was no longer needed and these amounts reduced the overall provision expense in 2006.

Non-interest expenses were $2.3 billion in 2007, compared to $1.2 billion in 2006. The primary reason for the increase is the addition of North Fork to the Local Banking segment results in 2007. In addition, during 2007 the Local Banking segment continued to incur costs associated with the integration of Hibernia and North Fork. These activities progressed as planned during the year and all Hibernia related integration activities were completed. In 2007, the Company opened 39 new banking locations across Louisiana, New Jersey, New York, Texas and Virginia. The costs of operating these branches, including lease costs, depreciation and personnel, is included in non-interest expense.

National Lending Segment

Table 3: National Lending

	As of and for the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Earnings (Managed Basis)
Interest income	$13,068,005	$13,675,686	$12,070,528
Interest expense	4,077,131	4,834,450	4,174,394

Net interest income	8,990,874	8,841,236	7,896,134
Non-interest income	4,737,612	4,870,727	4,375,126

Total revenue	13,728,486	13,711,963	12,271,260
Provision for loan and lease losses	7,428,476	4,691,687	3,207,646

	As of and for the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Goodwill impairment	810,876	—	—
Non-interest expense	4,893,898	5,420,204	5,529,104

Income before taxes	595,236	3,600,072	3,534,510
Income taxes	485,265	1,237,163	1,240,608

Net income	$109,971	$2,362,909	$2,293,902

Selected Metrics (Managed Basis)
Period end loans held for investment	$101,147,134	$106,508,443	$102,359,180
Average loans held for investment	$102,689,253	$102,235,384	$95,396,391
Total deposits	$1,459,131	$2,050,861	$2,383,902
Loans held for investment yield	12.73%	13.38%	12.65%
Net interest margin	8.76%	8.65%	8.28%
Revenue margin	13.37%	13.41%	12.86%
Risk adjusted margin	7.49%	9.45%	9.62%
Non-interest expense as a % of average loans held for investment	4.77%	5.30%	5.80%
Efficiency ratio	35.65%	39.53%	45.06%
Net charge-off rate	5.88%	3.96%	3.24%
30+ day delinquency rate	5.93%	5.17%	4.09%
Number of accounts (000s)	44,816	48,537	49,373

The National Lending segment consists of two sub-segments: U.S. Card and Other National Lending. Other National Lending consists of Auto Finance and International.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The National Lending segment contributed $110.0 million of net income during 2008, compared to $2.4 billion during 2007. At December 31, 2008, loans outstanding in the National Lending segment totaled $101.1 billion while deposits outstanding totaled $1.5 billion. Profits are primarily generated from net interest income, which includes past-due fees earned and deemed collectible from our loans, and non-interest income, which includes fee-based services to customers. The reduction in net income was driven by an increase in the provision for loan and lease losses of $2.7 billion to $7.4 billion and by the recognition of an impairment on goodwill of $810.9 million in the Auto Finance sub-segment partially offset by a $526.3 million decrease in non-interest expense due to benefits from the Company’s cost reduction initiatives. The increase in the provision for loan and lease losses was due to a significantly worse credit environment in 2008 as evidenced by an increase in the net charge-off rate to 5.88% from 3.96% in 2007. Total revenue was flat compared to 2007 as average managed loans held for investment were essentially level, increasing only 0.44% from 2007 levels, with growth in U.S. Card offset by declines in both Auto Finance and International. The net interest margin and revenue margin were 8.76% and 13.37%, respectively, during 2008 compared to 8.65% and 13.41%, respectively, during 2007. The risk adjusted margin decreased to 7.49% from 9.45% in 2007 due to the increase in charge-offs. Accounts have declined by 3.7 million in U.S. Card as the Company closed approximately 2 million inactive accounts during the second quarter of 2008. See below for a detailed discussion of the results of the U.S. Card, Auto Finance and International sub-segments.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The National Lending segment contributed $2.4 billion of net income during 2007, compared to $2.3 billion during 2006. At December 31 2007, loans outstanding in the National Lending segment totaled $106.5 billion while deposits outstanding totaled $2.1 billion. Profits are primarily generated from net interest income, which includes past-due fees earned and deemed collectible from our loans, and non-interest income, which includes fee-based services to customers. Total revenue increased 12% during 2007 primarily due to growth in the average managed loans held for investment portfolio of 7% and selective pricing and fee changes following conversion of our cardholder system. Provision for loan and lease losses increased $1.5 billion, or 46%, during 2007, compared to 2006 due to normalization of credit following the unusually favorable credit environment in 2006, selective pricing and fee policy moves in the U.S. Card sub-segment, the significant pull back from prime revolver marketing in the U.S. Card sub-segment, continued elevated losses in the Auto Finance sub-segment, and from economic weakening consistent with recently released economic indicators.

U.S. Card Sub-Segment

Table 4: U.S. Card

	As of and for the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Earnings (Managed Basis)
Interest income	$8,986,301	$9,407,355	$8,313,110
Interest expense	2,494,215	3,135,436	2,773,610

Net interest income	6,492,086	6,271,919	5,539,500
Non-interest income	4,127,615	4,136,158	3,700,765

Total revenue	10,619,701	10,408,077	9,240,265
Provision for loan and lease losses	5,460,986	3,033,217	2,016,476
Non-interest expense	3,618,639	3,934,574	4,100,966

Income before taxes	1,540,076	3,440,286	3,122,823
Income taxes	539,026	1,183,458	1,093,289

Net income	$1,001,050	$2,256,828	$2,029,534

Selected Metrics (Managed Basis)
Period end loans held for investment	$70,944,581	$69,723,169	$68,856,534
Average loans held for investment	$68,634,756	$66,774,914	$63,774,470
Loans held for investment yield	13.09%	14.09%	13.04%
Net interest margin	9.46%	9.39%	8.69%
Revenue margin	15.47%	15.59%	14.49%
Risk adjusted margin	9.14%	11.59%	11.37%
Non-interest expense as a % of average loans held for investment	5.27%	5.89%	6.43%
Efficiency ratio	34.07%	37.80%	44.38%
Net charge-off rate	6.33%	4.00%	3.12%
30+ day delinquency rate	4.78%	4.28%	3.30%
Purchase Volume(1)	$103,035,146	$105,875,472	$102,079,717
Number of total accounts (000s)	37,436	41,044	42,174

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card sub-segment consists of domestic consumer credit card lending, national small business lending, installment loans and other unsecured consumer financial service activities.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Period end loans outstanding increased $1.2 billion, or 2%, with modest growth in our credit card business being partially offset by pullbacks in closed-end loans. Purchase volume decreased by 3% year over year, particularly in the fourth quarter, as purchases did not show seasonal growth, actually declining from the third quarter. Lower payments have offset the decreased purchase volume, with a decline of 4% from 2007 to 2008. Accounts have declined by 3.7 million primarily in the U.S. Card sub-segment as the Company closed approximately 2 million inactive accounts during the second quarter of 2008.

The U.S. Card sub-segment had earnings of $1.0 billion in 2008, a decline of 56% year over year, driven by higher losses and allowance builds on worsening credit, partially offset by slightly increased revenue and lower non-interest expenses. The slight increase in revenue was due to lower interest expenses, while the decrease in non-interest expense was due to benefits from the Company’s cost reduction initiatives.

Total revenues increased by 2% over the prior year, with slight increases in both interest and non-interest income. Net interest margin increased 7 basis points to 9.46%, which combined with increases in loans held for investment accounted for the bulk of the higher revenues.

The provision for loan and lease losses increased 80% to $5.5 billion during 2008, driven entirely by a significantly worse credit environment. Net adjusted charge-offs increased $1.7 billion, or 63%, during the year to $4.3 billion. The allowance for loan and lease losses increased $751.1 million, or 207%. The net charge-off rate increased 233 basis points over 2007 for a full-year rate of 6.33%, while the 30+ day delinquency rate increased 50 basis points to end the year at 4.78%.

Total non-interest expenses decreased 8% from 2007 to $3.6 billion. Marketing expenses declined as a result of risk-related pullbacks and improved marketing efficiency. Operating expenses declined as a result of continued focus on efficiency gains.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The U.S. Card sub-segment had earnings of $2.3 billion, an increase of 11% year-over-year due to higher revenue generation and increased operational efficiency, partially offset by the worsening credit environment and associated allowance build.

Period end loans outstanding increased $1.0 billion, or 1%, during 2007, mainly due to heavy growth within installment loans and small business products, partially offset by a portfolio sale related to the exit of a co-branded consumer card partnership at the end of the first quarter of 2007. Purchase volume increased $3.8 billion, or 4%, with increases in both consumer card, 3%, and small business, 7%.

Total revenues increased by $1.2 billion, or 13%, over the prior year, as margins expanded due to product and marketing strategy changes implemented in 2007. Net interest margin increased 70 bps to 9.39%, while revenue margin increased 110 bps to 15.59%, primarily due to selective pricing and fee changes within consumer card.

The provision for loan and lease losses increased 50% to $3.0 billion during 2007. The increase is partly driven by the normalization of credit in 2007 following the unusually favorable credit environment in 2006, in addition to general economic weakening. Net adjusted charge-offs increased $681 million, or 34%, and the allowance for loan and lease losses increased $334 million as all businesses experienced worsenings.

Non-interest expenses for 2007 decreased $166 million, or 4%, due to lower marketing spend as a result of evolving marketing strategy, and slightly lower operating expenses from increased operational efficiency.

Other National Lending Sub-Segment

Table 5: Other National Lending

	As of and for the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Earnings (Managed Basis)
Interest income	$4,081,704	$4,268,331	$3,757,418
Interest expense	1,582,916	1,699,014	1,400,784

Net interest income	2,498,788	2,569,317	2,356,634
Non-interest income	609,997	734,569	674,361

Total revenue	3,108,785	3,303,886	3,030,995
Provision for loan and lease losses	1,967,490	1,658,470	1,191,170
Goodwill impairment charge	810,876	—	—
Non-interest expense	1,275,259	1,485,630	1,428,138

Income (loss) before taxes	(944,840)	159,786	411,687
Income taxes	(53,761)	53,705	147,319

Net income	$(891,079)	$106,081	$264,368

Selected Metrics (Managed Basis)
Period end loans held for investment	$30,202,553	$36,785,274	$33,502,646
Average loans held for investment	$34,054,497	$35,460,470	$31,695,965
Loans held for investment yield	11.99%	12.04%	11.85%
Net interest margin	7.34%	7.25%	7.44%
Revenue margin	9.13%	9.32%	9.56%
Risk adjusted margin	4.17%	5.44%	6.08%
Non-interest expense as a % of average loans held for investment	3.74%	4.19%	4.51%
Efficiency ratio	41.02%	44.97%	47.12%
Net charge-off rate	4.96%	3.88%	3.49%
30+ day delinquency rate	8.64%	8.03%	5.72%
Number of total accounts (000s)	7,381	7,493	7,199

The Other National Lending sub-segment consists of the Auto Finance and International sub-segments.

Auto Finance (a sub-segment of Other National Lending)

Table 6: Auto Finance

	As of and for the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Earnings (Managed Basis)
Interest income	$2,614,967	$2,638,290	$2,237,205
Interest expense	1,087,573	1,127,421	864,688

Net interest income	1,527,394	1,510,869	1,372,517
Non-interest income	59,235	112,261	81,384

Total revenue	1,586,629	1,623,130	1,453,901
Provision for loan and lease losses	1,320,515	1,056,120	494,835
Goodwill impairment charge	810,876	—	—
Non-interest expense	503,942	618,568	599,807

Income before taxes	(1,048,704)	(51,558)	359,259
Income taxes	(89,759)	(17,736)	125,740

Net income (loss)	$(958,945)	$(33,822)	$233,519

Selected Metrics (Managed Basis)
Period end loans held for investment	$21,481,911	$25,128,352	$21,751,827
Average loans held for investment	$23,483,706	$24,150,231	$20,490,920
Loans held for investment yield	11.14%	10.92%	10.92%
Net interest margin	6.50%	6.26%	6.70%
Revenue margin	6.76%	6.72%	7.10%
Risk adjusted margin	2.17%	3.66%	4.82%
Non-interest expense as a % of average loans held for investment	2.15%	2.56%	2.93%
Efficiency ratio	31.76%	38.11%	41.25%
Net charge-off rate	4.59%	3.06%	2.28%
30+ day delinquency rate	9.91%	7.84%	6.36%
Auto loan originations	$6,874,340	$13,176,533	$12,285,306
Number of total accounts (000s)	1,634	1,771	1,589

The Auto Finance sub-segment consists of automobile and other motor vehicle financing activities.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The Auto Finance sub-segment recognized a net loss of $958.9 million during 2008, compared with a net loss of $33.8 million during 2007. Excluding the $804.4 million after tax impact of the goodwill impairment incurred in the fourth quarter of 2008, the Auto Finance sub-segment recognized a net loss of $154.5 million in 2008, driven primarily by higher credit related expenses due to the worsening economy and the general conditions surrounding the auto industry over the past year.

As a result of the uncertain operating environment, the Auto Finance sub-segment chose to purposefully reduce the size of the loan portfolio from the prior period. Originations in 2008 were $6.9 billion, 48% lower than the prior year, driven by pullbacks across both the dealer and direct channels. Loans held for investment decreased 15% year over year, as the business focused on its most resilient customer segments during these economic challenges.

Despite the significant volume pullbacks over the period, total revenue in 2008 declined only 2% from 2007. Partially offsetting the volume driven revenue impacts was an ability to modestly increase net interest margin as several key competitors pulled back or exited markets over the period.

During 2008, the Auto Finance sub-segment’s net charge-off rate was 4.59%, up 153 basis points from 3.06% during 2007. Net charge-offs increased $340.4 million, or 46%, while average loans outstanding during 2008 decreased $666.5 million, or 3%, compared to 2007. Declining auction rates for used vehicles contributed approximately $31.1 million to the increase in net charge-offs. The 30-plus day delinquency rate was 9.91%, up 207 basis points at December 31, 2008 versus prior year. The provision for loan losses increased $264.4 million, or 25% in 2008 driven by further weakening in the U.S. economy, partially offset by the shrinking loan portfolio over the period.

Excluding the goodwill impairment charge, non-interest expense declined by 18.5% over the period, as volume related pullbacks resulted in lower origination and servicing costs, coupled with an overall improvement in efficiency over the period.

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

During 2007, the Auto Finance sub-segment’s net charge-off rate was 3.06%, up 78 basis points from 2.28% during 2006. Net charge-offs of loans outstanding increased $272.8 million, or 58%, while average loans outstanding during 2007 grew $3.7 billion, or 18%, compared to 2006. The 30-plus day delinquency rate was up 149 basis points at December 31, 2007. The adverse credit performance was mainly driven by credit normalization following the unusually favorable credit environment in 2006 and elevated losses with weakening U.S. economy. The provision for loan and lease losses increased $561.3 million, or 113% during 2007. This increase was driven by a weakening U.S. economy, growth in the loan portfolio, and elevated losses from discontinued programs in our prime segment, as well as moderately worse credit quality in subprime.

In 2007, Non-interest expense increased 3%, compared to 12% revenue growth. Operating costs as a percent of loans have declined from 2.8% during the first quarter of 2007 to 2.3% during the fourth quarter of 2007 as the Auto Finance sub-segment realized the benefits of the integration of the dealer programs of the legacy Capital One, Onyx, Hibernia, and North Fork auto lending businesses.

International (a sub-segment of Other National Lending)

Table 7: International

	As of and for the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Earnings (Managed Basis)
Interest income	$1,466,737	$1,630,041	$1,520,213
Interest expense	495,343	571,593	536,096

Net interest income	971,394	1,058,448	984,117
Non-interest income	550,762	622,308	592,977

Total revenue	1,522,156	1,680,756	1,577,094
Provision for loan and lease losses	646,975	602,350	696,335
Non-interest expense	771,317	867,062	828,331

Income before taxes	103,864	211,344	52,428
Income taxes	35,998	71,441	21,579

Net income	$67,866	$139,903	$30,849

Selected Metrics (Managed Basis)
Period end loans held for investment	$8,720,642	$11,656,922	$11,750,819
Average loans held for investment	$10,570,791	$11,310,239	$11,131,001
Loans held for investment yield	13.88%	14.41%	13.66%
Net interest margin	9.19%	9.36%	8.84%
Revenue margin	14.40%	14.86%	14.17%
Risk-adjusted margin	8.63%	9.24%	8.43%
Non-interest expense as a % of average loans held for investment	7.30%	7.67%	7.44%
Efficiency ratio	50.67%	51.59%	52.52%
Net charge-off rate	5.77%	5.63%	5.73%
30+ day delinquency rate	5.51%	4.79%	4.55%
Purchase volume	$10,800,227	$9,305,307	$7,892,897
Number of total accounts (000s)	5,747	5,722	5,610

The International sub-segment consists of U.K. and Canada lending activities.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net income for the International sub-segment decreased 51% from 2007 to 2008. Excluding the $31.3 million net gain on the sale of an interest in Spain booked in Q4 2007, full year net income decreased 38% from 2007. This year over year decline was driven by lower revenue in the U.K. due to lower loans held for investment of $2.9 billion as the business continues to focus its long term strategy on more resilient product offerings, coupled with foreign exchange movements over the period, which accounted for $2.2 billion of the decrease. U.K. non-interest expense declined by 18% from 2007 driven by a continued focus on efficiency and the realization of full year savings from the outsourcing initiative implemented in 2007. Canada’s net income rose a modest 2% from 2007 in U.S. dollars and was flat in local currency, primarily due to higher net interest income driven by higher outstandings, offset by a higher provision for loan and lease losses, as economic indicators in the Canadian economy have recently begun to show a spillover effect from the U.S.

The net charge-off rate for the International sub-segment in 2008 was 5.77%, an increase of 14 basis points compared to 5.63% for 2007. The increase in the net charge-off rate is largely the result of worsening credit quality trends in both the U.K. and Canada.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net income for the International sub-segment increased 354% from 2006 to 2007. Excluding the $31.3 million net gain on the sale of an interest in Spain, net income increased 252% from 2006. Profitability improved year over year in both the Canada and U.K. businesses driven by underlying growth as well as foreign exchange movements over the period. In the U.K., credit conditions eased substantially from 2006, causing a 19% decline in the provision for loan and lease losses. Additionally, the U.K. business saw modest improvements in its efficiency ratio as it implemented several cost initiatives over the period. Our Canadian business saw significant growth from 2006 to 2007, driven by 8% local currency outstandings growth and significant appreciation of the Canadian dollar to the U.S. dollar over the comparison period. This growth, coupled with improvements in both revenue margin and operating efficiency, led to a 40% year-over-year increase in net income.

VIII. Liquidity and Funding

The Company manages liquidity risk to ensure that we can fund asset and loan growth, debt and deposit maturities and withdrawals, and payments of other corporate obligations. To achieve this, the Company’s Asset/Liability Management Committee and Finance Committee establish liquidity guidelines to ensure that the Company can withstand significant degradation in the funding markets. The Company seeks to maintain a large liquidity reserve to guard against possible degradation. This reserve is comprised of cash, unencumbered securities available for sale and undrawn committed facilities. The current economic environment could have an adverse impact on our asset values, including our securities available for sale, and impact our ability to borrow funds or engage in securitization transactions. See Section “1A. Risk Factors” for additional information.

The Company uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Company obtains funds through the gathering of deposits, issuing debt and equity securities, and securitizing assets. Further liquidity is available to the Company through committed facilities, including undrawn conduits, FHLB advances and recently enacted government programs.

Cash and Cash Equivalents

The Company held $7.5 billion of cash and cash equivalents at December 31, 2008, compared to $4.8 billion of cash and cash equivalents at December 31, 2007. Cash and cash equivalents provide immediate sources of funds to meet the Company’s liquidity needs, including dividend payments and other funding obligations.

Securities Available for Sale

The Company held $31.0 billion in available for sale investment securities, of which $13.7 billion was pledged available-for-sale investment securities at December 31, 2008, compared to $19.8 billion in available for sale investment securities, of which $9.3 billion was pledged available-for-sale investment securities at December 31, 2007. As of December 31, 2008, the weighted average life of the investment securities was approximately 2.6 years. These investment securities provide increased liquidity and flexibility to support the Company’s funding requirements.

The Company monitors the available for sale investment securities for other-then-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which the security has been in a loss position, credit rating, the nature of the investments, current market conditions and the Company’s intent and ability to hold the securities until anticipated recovery, which may be upon maturity. The Company recognized other-than-temporary impairment charges of $10.9 million for the year ended December 31, 2008. No other-than-temporary impairment was recognized for the year ended December 31, 2007. The available for sale investment securities had net unrealized losses of $1.1 billion as of December 31, 2008, and net unrealized gains of $22.3 million as of December 31, 2007. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. For additional information see Item 8. Financial Statements and Supplementary Date – Notes to the Consolidated Financial Statements – Note 4.

Deposits

Deposits have become the Company’s largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund loan and asset growth and to diversify funding sources. The Company has continued to expand its deposit gathering efforts through its direct and indirect marketing channels, the existing branch network and through de novo branch expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposit (“CDs”).

As of December 31, 2008, the Company had $108.6 billion in deposits of which $2.7 billion were held in foreign banking offices and $11.3 billion represented large domestic denomination certificates of $100 thousand or more. The Company’s core deposits are comprised of domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, CDs of less than $100,000 and other consumer time deposits. The Company maintains a Grand Cayman branch for issuing Eurodollar time deposits.

The Company has deposits that are obtained through the use of a third-party intermediary. Included in these deposits at December 31, 2008 were brokered deposits of $26.9 billion, compared to $6.9 billion at December 31, 2007. These deposits represented 24.8% and 8.3% of total deposits at December 31, 2008 and 2007, respectively. If these brokered deposits are not renewed at maturity, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loans and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At December 31, 2008, the Banks and the Corporation were “well-capitalized” as defined under the federal banking regulatory guidelines. Based on the Company’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Company’s direct deposits. Brokered deposits are included in other consumer time deposits and money market deposit accounts.

Table 8 shows the maturities of domestic time certificates of deposit in denominations of $100 thousand or more (large denomination CDs) as of December 31, 2008. Based on past deposit activity, the Company expects to retain a portion of its deposit balances as they mature. Therefore, the Company anticipates the net cash outflow related to deposits within the next year will be significantly less than reported in Table 8. Table 9 shows the composition of period end deposits, average deposits and the average deposit rate for the periods presented.

Table 8: Maturities of Large Denomination Certificates—$100,000 or More

	December 31, 2008
(Dollars in thousands)	Balance	Percent
Three months or less	$1,683,153	15.0%
Over 3 through 6 months	1,820,956	16.1%
Over 6 through 12 months	3,319,048	29.5%
Over 12 months through 10 years	4,435,887	39.4%

Total	$11,259,044	100.0%

Table 9: Deposit Composition and Average Deposit Rates

	Year Ended December 31, 2008
	Period End Balance	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing	$11,293,852	$10,772,019	11.52%	N/A
NOW accounts	10,522,219	9,305,767	9.95%	1.29%
Money market deposit accounts	29,171,168	26,216,946	28.04%	2.74%
Savings accounts	7,119,510	7,821,040	8.36%	0.91%
Other consumer time deposits	36,509,357	25,414,506	27.18%	4.13%

Total core deposits	94,616,106	79,530,278	85.05%	2.46%
Public fund certificates of deposit of $100,000 or more	1,174,294	1,415,864	1.52%	2.94%
Certificates of deposit of $100,000 or more	10,084,750	9,119,666	9.75%	4.29%
Foreign time deposits	2,745,639	3,441,838	3.68%	3.52%

Total deposits	$108,620,789	$93,507,646	100.00%	2.69%

	Year Ended December 31, 2007
	Period End Balance	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing	$11,046,549	$11,446,706	13.43%	N/A
NOW accounts	9,356,766	9,319,221	10.94%	2.50%
Money market deposit accounts	23,901,637	23,074,931	27.08%	4.31%
Savings accounts	8,071,334	8,327,672	9.77%	1.70%
Other consumer time deposits	16,747,588	17,905,484	21.01%	4.52%

Total core deposits	69,123,874	70,074,014	82.23%	3.11%
Public fund certificates of deposit of $100,000 or more	1,631,253	1,951,412	2.29%	5.09%
Certificates of deposit of $100,000 or more	8,398,095	9,233,313	10.84%	4.62%
Foreign time deposits	3,607,954	3,952,877	4.64%	5.10%

Total deposits	$82,761,176	$85,211,616	100.00%	3.41%

	Year Ended December 31, 2006
	Period End Balance	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing	$11,648,070	$4,906,313	9.72%	N/A
NOW accounts	4,868,874	974,126	1.93%	2.75%
Money market deposit accounts	25,025,123	12,066,857	23.90%	3.46%
Savings accounts	8,455,865	4,248,016	8.41%	2.58%
Other consumer time deposits	19,724,693	14,914,294	29.53%	4.31%

Total core deposits	69,722,625	37,109,606	73.49%	3.23%
Public fund certificates of deposit of $100,000 or more	1,826,993	1,060,748	2.10%	7.33%
Certificates of deposit of $100,000 or more	10,059,043	8,814,475	17.45%	4.19%
Foreign time deposits	3,953,285	3,513,866	6.96%	4.85%

Total deposits	$85,561,946	$50,498,695	100.00%	3.59%

Additional information regarding funding can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 8”.

Credit Ratings

The Company also meets its liquidity needs by accessing the capital markets for long-term funding by issuing asset-backed securities and senior and subordinated debt. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality and quality of earnings. Significant changes in these factors could result in different ratings. Table 10 provides the senior unsecured debt credit ratings of the Corporation, COBNA and CONA as of December 31, 2008.

Table 10: Senior Unsecured Debt Credit Ratings

	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s(1)	A3	A2	A2

S&P(1)	BBB+	A-	A-

Fitch, Inc.	A-	A-	A-

Dominion Bond Rating Service	BBB***	A*	A*

(1)	As of the date of this report, Moody’s and S&P have the Company on a negative outlook.
*	low *** high

Loan Securitizations

The Company actively engages in securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. The Company removes loans from the reported financial statements for securitizations that qualify as sales in accordance with SFAS 140. Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized in the amount of proceeds received.

The Company’s securitizations have maturities from 2009 to 2025. The revolving securitizations have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for loans increase accordingly. Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which could require the Company to fund spread accounts, reduce the value of its retained residual interests and ultimately require loans that would have been sold off of the balance sheet to remain on the Company’s balance sheet and accelerate the need for alternative funding. Additionally, early amortization of securitization structures would require the Company to record higher reserves for loan and lease losses and would also have a significant impact on the ability of the Company to meet regulatory capital adequacy requirements. As of December 31, 2008, no early amortization events related to the Company’s off-balance sheet securitizations have occurred.

The Company believes that it has the ability to continue to utilize securitization arrangements as a source of liquidity; however, a significant reduction, termination or change in sale accounting for the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance or recognition of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs. The Company has committed securitization conduits of $12.0 billion, of which, $6.2 billion was outstanding as of December 31, 2008.

Senior and Subordinated Notes

Other funding programs established by the Company include senior and subordinated notes. At December 31, 2008, the Company had $8.3 billion in senior and subordinated notes outstanding that mature in varying amounts from 2009 to 2017, as compared to $10.7 billion at December 31, 2007.

Included in senior and subordinated notes on the Company’s balance sheet are notes issued under COBNA’s Senior and Subordinated Global Bank Note Program (the “Program”). The Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies, subject to conditions customary for transactions of this nature. Notes may be issued under the Program with maturities of thirty days or more from the date of issue. The Program was last updated in June 2005. At December 31, 2008, COBNA had $1.8 billion in bank notes outstanding under the Program.

Federal Home Loan Bank Advances

The Banks are members of various Federal Home Loan Banks (“FHLB”). The FHLB provides additional sources of funding through advances to the Banks. The FHLB advances are secured by the Company’s securities, residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit. As of December 31, 2008, the Company had approximately $20.1 billion in securities and loans pledged as collateral to the FHLB. In addition, the Company’s FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $267.5 million at December 31, 2008 and is included in other assets. Total advances with FHLB agencies at December 31, 2008 were $4.9 billion. During 2008, the Company received $15.4 billion in new advances and had $17.3 billion in advances mature.

Collateralized Revolving Credit Facilities

In March 2002, the Company entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of December 31, 2008, the Capital One Auto Loan Facility I had the capacity to issue up to $1.05 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility I was paid down in January 2008.

In March 2005, the Company entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of December 31, 2008, the Capital One Auto Loan Facility II had the capacity to issue up to $0.5 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The Capital One Auto Loan Facility II was paid down in January 2008.

Government Programs

The Company is eligible or may be eligible to participate in a number of U.S. government programs designed to support financial institutions and increase access to credit markets. The Company evaluates each of these programs and determines, based on the costs and benefits of each program, whether to participate. During 2008, the Company participated in or was eligible to participate in the U.S. Treasury Department’s Capital Purchase Program (“CPP”), the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), the Federal Reserve’s Discount Window (the “Discount Window”) and the Federal Reserve’s Term Auction Facility (“TAF”).

U.S. Treasury Department’s Capital Purchase Program

On October 27, 2008, the Company announced its intention to take part in the CPP. On November 14, 2008 the Company entered into an agreement (the “Securities Purchase Agreement”) to issue 3,555,199 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $0.01 per share, liquidation preference $1,000 per share (the “Series A Preferred Stock”), to the U.S. Treasury as part of the

Company’s participation in the CPP. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. In addition, the Company issued a warrant (the “Warrant”) to purchase 12,657,960 of the Company’s common shares to the U.S. Treasury as part of the Securities Purchase Agreement. The Company received proceeds of $3.55 billion for the Series A Preferred Stock and the Warrant.

FDIC’s Temporary Liquidity Guarantee Program

As of December 31, 2008, the Company is a participant in the FDIC’s TLGP. The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). For further information regarding the TLGP and TAGP see Item 1 “Supervision and Regulation”.

The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Based on the Company’s outstanding senior unsecured debt as of September 30, 2008, the Company has capacity to issue $1.2 billion under the DGP. As of December 31, 2008, the Company has not issued any debt under the DGP.

Federal Reserve’s Discount Window

The Federal Reserve’s Discount Window allows eligible institutions to borrow funds from the Federal Reserve, typically on a short-term basis, to meet temporary liquidity needs. Borrowers must post collateral, which can be made up of securities or consumer or commercial loans. As of December 31, 2008, the Company was eligible to borrow up to $4.2 billion through the Discount Window. The eligible amount is reduced dollar for dollar by borrowings under the TAF program. During 2008, the Company did not borrow funds from the Discount Window.

Federal Reserve’s Term Auction Facility

The Federal Reserve’s TAF is designed to help increase liquidity in the U.S. credit markets. The Federal Reserve auctions collateral-backed short-term loans under TAF. The auctions allow financial institutions to borrow funds at an interest rate below the Federal Reserve’s discount rate. As of December 31, 2008, the Company was eligible to borrow up to $2.1 billion under the TAF. The eligible amount is reduced dollar for dollar by borrowings made under the Discount Window. During 2008, the Company did not borrow funds through the TAF.

Term Asset-Backed Securities Loan Facility

In December of 2008, the Federal Reserve Bank of New York (“FRBNY”), the U.S. Treasury and the Federal Reserve Board announced its intentions to launch the Term Asset-Backed Securities Loan Facility (“TALF”). TALF is a funding facility that will help financial markets and institutions meet the credit needs of households and small businesses and thus to support overall economic growth in the current period of severe financial strains by supporting the issuance of asset-backed securities (“ABS”) collateralized by student loans, auto loans, credit card loans, loans guaranteed by the Small Business Administration (“SBA”), as well as certain types of mortgage loans. Under the current specification of the TALF, the FRBNY will lend up to $1 trillion on a non-recourse basis to holders of certain AAA-rated ABS backed by newly and recently originated consumer and small business loans, as well as commercial mortgage-backed securities, private-label residential mortgage-backed securities, and other asset-backed securities. The FRBNY will lend an amount equal to the market value of the ABS less a haircut and will be secured at all times by the ABS. The U.S. Treasury will provide credit protection to the FRBNY in connection with the TALF. As of the date of this report, it is expected that TALF will commence operations during March 2009. As of the date of this report it is undetermined whether the Company will desire to participate in the TALF program. Such determination will be made after the final terms and conditions of TALF are released.

Funding Obligations

Information regarding the Company’s funding obligations is disclosed in Tables 11 and 12. Table 11 reflects the costs of short term borrowings of the Company as of and for each of the years ended December 31, 2008, 2007 and 2006. Table 12 summarizes the amounts and maturities of the contractual funding obligations of the Company, including off-balance sheet funding obligations.

Table 11: Short Term Borrowings

(Dollars in Thousands)	Maximum Outstanding as of any Month-End	Outstanding as of Year-End	Average Outstanding	Average Interest Rate	Year-End Weighted Average Interest Rate
2008:
Federal funds purchased and resale agreements	$6,311,810	$832,961	$3,261,190	1.90%	.0007%
Other(1)	4,964,750	—	351,960	7.83	N/A

Total		$832,961	$3,613,150	2.48%	.0007%

2007:
Federal funds purchased and resale agreements	$3,504,745	$683,186	$1,689,647	4.74%	3.19%
Other	4,345,490	4,345,490	2,635,113	5.91	5.88

Total		$5,028,676	$4,324,760	5.45%	5.51%

2006:
Federal funds purchased and resale agreements	$3,736,470	$3,736,470	$1,662,961	4.20%	5.27%
Other	3,198,710	1,716,055	1,323,998	5.75	5.89

Total		$5,452,525	$2,986,959	4.89%	5.28%

(1)	In 2008, the Company repaid certain borrowings under lines of credit associated with securitizations of auto consumer loans.

Table 12 summarizes the amounts and maturities of the contractual funding obligations of the Company, including off-balance sheet funding.

Table 12: Contractual Funding Obligations

As of December 31, 2008	Total	Up to 1 year	1-3 years	4-5 years	After 5 years
Interest-bearing time deposits(1)	$47,125,682	$16,285,419	$19,510,165	$8,714,897	$2,615,201
Senior and subordinated notes	8,308,843	1,447,245	1,626,511	1,483,635	3,751,452
Other borrowings(2)	14,869,648	4,995,418	8,064,669	8,908	1,800,653
Operating leases	1,231,829	132,780	241,673	222,935	634,441
Off-balance sheet securitization amortization(3)	44,299,597	6,932,463	20,677,117	8,026,987	8,663,030

Total obligations	$115,835,599	$29,793,325	$50,120,135	$18,457,362	$17,464,777

(1)	Includes only those interest bearing deposits which have a contractual maturity date.
(2)	Other borrowings includes secured borrowings for the Company’s on-balance sheet auto loan securitizations, junior subordinated capital income securities and debentures, FHLB advances, federal funds purchased and resale agreements and other short-term borrowings.
(3)	Includes scheduled maturities of the external investors’ interest in securitizations.

Corporation Shelf Registration Statement

As of December 31, 2008, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years. The Automatic Shelf Registration Statement must be updated by May 2009 to remain effective.

Borrowing Capacity

The Company has access to a variety of established funding sources. Table 13 illustrates details of the Company’s Global Bank Note Program, FHLB Advance capacity, securitization warehouses and conduits and government programs as of December 31, 2008.

Table 13: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity (1)	Outstanding	Availability(1)	Final Maturity(2)
Senior and Subordinated Global Bank Note Program	6/05	$3,561	$1,761	$1,800	—
FHLB Advances(3)	—	$12,733	$4,877	$7,856	—
Capital One Auto Loan Facility I	3/02	$1,050	$—	$1,050	—
Capital One Auto Loan Facility II	3/05	$500	$—	$500	—
Committed Securitization Conduits(4)	—	$12,020	$6,173	$5,847	09/11
FDIC Debt Guarantee Program	—	$1,200	$—	$1,200	06/12
Federal Reserve Discount Window	—	$4,200	$—	$4,200	—
Federal Reserve Term Auction Facility	—	$2,100	$—	$2,100	—

(1)	All funding sources are non-revolving except for the Capital One Auto Loan Facilities. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility.
(2)	Maturity date refers to the date the facility terminates, where applicable.
(3)	There are no effective or final maturity dates on the available lines for FHLB Advances. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.
(4)	Securitization committed capacity was established at various dates and is scheduled to terminate between 03/09 and 09/11.

Covenants

In connection with the issuance of certain of its trust preferred capital securities, the Company has entered into a Replacement Capital Covenant (“RCC”) granting certain rights to the holders of “covered debt,” as defined in the RCC, that prohibit the repayment, redemption or purchase of the trust preferred capital securities except, with limited exceptions, to the extent that the Company has received specified amounts of proceeds from the sale of certain qualifying securities. Currently, the Company’s covered debt is its 5.35% Subordinated Notes due May1, 2014. For more information regarding this covenant, reference is made to the RCC entered into by the Corporation in connection with the issuances of such trust preferred capital securities, which are filed with the U.S. Securities and Exchange Commission under cover of Forms 8-K. The Company will provide a copy of the RCC to holders of the covered debt upon request made to Investor Relations.

The terms of the lease and credit facility agreements related to certain other borrowings and operating leases in Table 12 require several financial covenants (including performance measures and equity ratios) to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted above. As of December 31, 2008, the Company was not in default of any such covenants.

Equity

The Company may also access the equity markets from time to time to raise additional liquidity. During 2008 the Company issued approximately 15.5 million common shares in a secondary offering, raising $760.8 million in 2008.

The Company, as noted above, issued 3,555,199 preferred shares to the U.S. Treasury under the CPP, raising $3.55 billion in 2008.

IX. Market Risk Management

Interest Rate Risk

The management of interest rate risk, or the risk that earnings will be diminished by changes in interest rates, is fundamental for banking institutions. Like other banks, the Company borrows money from other institutions and depositors, which it uses to make loans to customers and to invest in debt securities and other earning assets. The Company earns interest on these loans and assets and pays interest on the money it borrows from institutions and depositors. If the rate of interest it pays on its borrowings and deposits increases more than the rate of interest it earns on its assets, the Company’s net interest income, and therefore its earnings, will be diminished. The Company’s earnings could also be negatively impacted if the interest rates it charges on its earning assets fall more quickly than the rates it pays on its borrowings and deposits. Changes in interest rates and competitor responses to those changes may affect the rate of customer payments or pre-payments for mortgages and auto and installment loans and commercial loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on its earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with the Company. These changes may require the Company to replace withdrawn balances with higher cost alternative sources of funding.

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

The Company’s measurement of interest rate risk considers both earnings and market value exposures. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The analysis reflects known balances and contractual maturities when available. Balance sheet positions lacking contractual maturities and those with a likelihood of maturity prior to their contractual term are assumed to mature consistent with business line expectations or, when available in the case of marketable securities, market expectations. As of December 31, 2008, the Company’s Asset/Liability Management Policy limited the change in projected 12-month earnings due to a gradual +/-200 basis points change in interest rates over the course of nine months to less than 5% of base net interest income. The measurement of impact to current earnings includes the change in net interest income and the change in the valuation of mortgage servicing rights driven by the change in interest rates. Given the absolute low level of interest rates that prevailed as of December 31, 2008 and the inability for market rates to fall below 0%, the declining rate scenario reflects a gradual 50 basis point rate decline versus the customary 200 basis point scenario. As of December 31, 2008 the Company estimated a 0.4% increase in 12-month net interest income for a gradual 200 basis point rate increase and a 0.2% reduction in 12-month net interest income for a gradual 50 basis point rate decline.

In addition to limits related to possible changes in 12-month net interest income, as of December 31, 2008 the Asset/Liability Management Policy limited the pre-tax change in economic value of equity due to instantaneous parallel rate shocks of 200 basis points to less than 12%. As of December 31, 2008, the estimated reduction in economic value of equity due to an adverse 200 basis point rate shock was 4.3%.

The precision of the measures used to manage interest rate risk is limited due to the inherent uncertainty of the underlying forecast assumptions. These measures do not consider the impact of the effects of changes in the overall level of economic activity associated with various interest rate scenarios. In addition, the measurement of interest rate sensitivity includes assumptions on the ability of management to take action to mitigate further exposure to changes in interest rates, including, within legal and competitive constraints, the re-pricing of interest rates on outstanding credit card loans and deposits.

The Company manages and mitigates its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity and re-pricing characteristics of various balance sheet categories and by entering into interest rate derivatives.

Table 14 reflects the interest rate repricing schedule for earning assets and interest-bearing liabilities as of December 31, 2008.

Table 14: Interest Rate Sensitivity

	As of December 31, 2008 Subject to Repricing
(Dollars in Millions)	Within 180 Days	>180 Days- 1 Year	>1 Year- 5 Years	Over 5 Years
Earning assets:
Federal funds sold and resale agreement	$637	$—	$—	$—
Interest-bearing deposits at other banks	4,807	—	—	—
Securities available for sale	10,641	3,265	16,158	939
Mortgage loans held for sale(1)	15	11	54	14
Other	2,366	—	—	—
Loans held for investment	42,858	11,956	41,403	4,801

Total earning assets	61,324	15,232	57,615	5,754
Interest-bearing liabilities:
Interest-bearing deposits	63,628	12,698	18,794	2,207
Senior and subordinated notes	1,444	—	2,931	3,934
Other borrowings	9,337	626	3,239	1,668

Total interest-bearing liabilities	74,409	13,324	24,964	7,809
Non-rate related net items	11,308	(103)	(1,725)	3,946

Interest sensitivity gap	(1,778)	1,805	30,927	1,891
Impact of swaps	5,519	(2,549)	(5,611)	2,641
Impact of consumer loan securitizations	(6,061)	(1,152)	3,702	1,207

Interest sensitivity gap adjusted for impact of securitizations and swaps	(2,320)	408	29,018	5,739

	As of December 31, 2008 Subject to Repricing
(Dollars in Millions)	Within 180 Days	>180 Days- 1 Year	>1 Year- 5 Years	Over 5 Years
Adjusted gap as a percentage of managed assets	(1.11)%	0.19%	13.83%	2.73%

Adjusted cumulative gap	(165)	1,912	27,106	32,845
Adjusted cumulative gap as a percentage of managed assets	(1.11)%	(0.91)%	12.92%	15.65%

(1)	Mortgage loans held for sale line item excludes the related lower of cost or market adjustments.

Foreign Exchange Risk

The Company is exposed to changes in foreign exchange rates which may impact translated income and expense associated with foreign operations. In order to limit earnings exposure to foreign exchange risk, the Company’s Asset/Liability Management Policy requires that material foreign currency denominated transactions be hedged. As of December 31, 2008, the estimated reduction in 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability is less than 2%. The precision of this estimate is also limited due to the inherent uncertainty of the underlying forecast assumptions.

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

Additional information regarding derivative instruments can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 17”.

X. Capital

Federal Reserve and OCC Capital Standards

The Company is subject to capital adequacy guidance adopted by the Federal Reserve, and CONA and COBNA are subject to capital adequacy guidelines adopted by the OCC. The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Company to similar minimum capital requirements. Failure to meet minimum capital requirements can result in possible additional, mandatory or discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.

Under these guidelines, a bank’s or a holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. A bank’s or holding company’s capital, in turn, is classified in one of three tiers. Tier 1 capital includes, among other things, common equity, non-cumulative perpetual preferred stock, an eligible amount of cumulative perpetual preferred stock at the holding company level, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions. Tier 2 capital includes, among other things, perpetual preferred stock not qualified as Tier 1 capital, a certain amount of subordinated debt and the allowable portion of allowances for loan and lease losses, subject to certain limitations. Tier 3 capital includes qualifying unsecured subordinated debt.

Banks and bank holding companies currently are required to maintain Tier 1 capital and the sum of Tier 1 and Tier 2 capital equal to at least 4% and 8%, respectively, of their total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). The federal banking agencies, however, may set higher capital requirements for an individual bank or bank holding company when a bank’s particular circumstances warrant.

The federal banking agencies also require incorporation of market components into regulatory capital computations. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

In addition, the federal banking agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdiction. These guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banks not meeting these criteria are required to maintain a leverage ratio of 4%.

From time to time, the regulators propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals or interpretations could, if implemented in the future, affect the Company’s or each of the Bank’s reported capital ratios and net risk-adjusted assets. For additional information on capital guidelines, see Part I, Item 1 “Supervision and Regulation.”

As of December 31, 2008, the Banks each exceeded the minimum regulatory requirements to which it was subject. Each of the Banks was considered “well-capitalized” under applicable capital adequacy guidelines. Also as of December 31, 2008, the Company was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Company or either of the Banks.

Failure to meet applicable capital guidelines could subject the Company or the Banks to a variety of enforcement remedies available to the regulators, including a limitation on the ability to pay dividends and the issuance of a capital directive to increase capital, and in the case of the Banks, the termination of deposit insurance by the FDIC (in severe cases) and the appointment of a conservator or receiver. Failure to meet these capital guidelines could also prevent the Company or the Banks from engaging in the expanded activities permitted for bank holding companies and banks under the Gramm-Leach-Bliley Act.

Prompt Corrective Action

In general, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal banking agencies to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, a bank is considered to be well-capitalized if it maintains a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, a Tier 1 leverage capital ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well-capitalized definition. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for purposes of applying FDICIA’s prompt corrective action provisions, as discussed below, and such capital categories may not constitute an accurate representation of each of the Bank’s overall financial condition or prospects. As of December 31, 2008, COBNA and CONA each met the requirements for a “well capitalized” institution.

Under FDICIA’s prompt corrective action system, a bank in the undercapitalized category must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became undercapitalized, or the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time the institution fails to comply with the plan. A bank in the undercapitalized category also is subject to limitations in numerous areas including, but not limited to, asset growth, acquisitions, branching, new business lines, acceptance of brokered deposits and borrowings from the Federal Reserve. Progressively more burdensome restrictions are applied to banks in the undercapitalized category that fail to submit or implement a capital plan and to banks that are in the significantly undercapitalized or critically undercapitalized categories. In addition, a bank’s primary federal banking agency is authorized to downgrade the bank’s capital category to the next lower category upon a determination that the bank is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its asset quality, management, earnings or liquidity. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. Under FDICIA, absent an FDIC exemption, from the date 60 days after an institution becomes or is deemed to become “critically undercapitalized” it may not make any payments of principal or interest on its subordinated debt.

As an additional means to identify problems in the financial management of depository institutions, FDICIA requires regulators to establish certain non-capital safety and soundness standards. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Subprime Lending Guidelines

As discussed in the Supervision and Regulation section on page 10, COBNA treats a portion of its loans as “subprime” under the Guidelines issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and have assessed its capital and allowance for loan and lease losses accordingly.

Under the Guidelines, COBNA exceeded the minimum capital adequacy guidelines as of December 31, 2008. Also, as of December  31, 2008, none of CONA’s on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

Dividend Policy

The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of COBNA and CONA to transfer funds to the Company. As of December 31, 2008, retained earnings of COBNA and CONA of $239.3 million and zero, respectively, were available for payment of dividends to the Company without prior approval by the regulators. Additionally, applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that the Company will declare and pay any dividends. In addition, U.S. Treasury consent is required to increase our dividend above its current quarterly level of $0.375 per share until November 14, 2011, under the terms of the CPP.

XI. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31
	2008			2007(2)			2006(2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$57,778,303	$6,531,101	11.30%	$56,565,058	$6,601,387	11.67%	$47,427,119	$5,986,533	12.62%
International	3,442,045	444,691	12.92%	3,471,453	436,368	12.57%	3,842,113	433,126	11.27%

Total consumer loans	61,220,348	6,975,792	11.39%	60,036,511	7,037,755	11.72%	51,269,232	6,419,659	12.52%

Commercial loans	37,750,555	2,484,586	6.58%	33,505,314	2,462,373	7.35%	12,308,047	626,814	5.09%
Total loans held for investment(4)	98,970,903	9,460,378	9.56%	93,541,825	9,500,128	10.16%	63,577,279	7,046,473	11.08%

Securities available for sale	25,042,506	1,224,012	4.89%	18,933,750	950,972	5.02%	14,686,556	676,712	4.61%
Other
Domestic(3)	8,030,295	406,240	5.06%	7,792,357	573,158	7.36%	4,716,374	391,351	8.30%
International	1,039,940	21,369	2.05%	1,152,497	53,898	4.68%	1,106,527	50,199	4.54%

Total(3)	9,070,235	427,609	4.71%	8,944,854	627,056	7.01%	5,822,901	441,550	7.58%

Total earning assets(3)	$133,083,644	$11,111,999	8.35%	121,420,429	$11,078,156	9.12%	84,086,736	$8,164,735	9.71%

Cash and due from banks(3)	2,127,961			2,112,587			1,680,104
Allowance for loan and lease losses(3)	(3,266,768)			(2,182,667)			(1,791,172)
Premises and equipment, net(3)	2,317,383			2,250,117			1,469,807
Other(3)	21,964,147			21,398,626			9,809,231
Total assets from discontinued operations	65,161			3,984,100			555,053

Total assets	$156,291,528			$148,983,192			$95,809,759

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$79,293,788	$2,422,532	3.06%	$71,447,121	$2,781,662	3.89%	$43,262,771	$1,700,986	3.93%
International	3,441,839	89,508	2.60%	2,317,790	124,689	5.38%	2,329,611	113,811	4.89%

Total deposits	82,735,627	2,512,040	3.04%	73,764,911	2,906,351	3.94%	45,592,382	1,814,797	3.98%
Senior and subordinated notes	8,881,491	444,854	5.01%	9,840,074	577,128	5.87%	6,820,615	411,643	6.04%
Other borrowings
Domestic	21,399,280	993,901	4.64%	19,171,300	1,050,546	5.48%	16,515,126	836,667	5.07%
International	815,706	12,489	1.53%	1,090,149	14,286	1.31%	1,115,981	10,182	0.91%

Total other borrowings	22,214,986	1,006,390	4.53%	20,261,449	1,064,832	5.26%	17,631,107	846,849	4.80%

Total interest-bearing liabilities(3)	113,832,104	$3,963,284	3.48%	103,866,434	$4,548,311	4.38%	70,044,104	$3,073,289	4.39%
Non-interest bearing deposits(3)	10,772,019			11,446,706			4,934,407
Other(3)	6,261,090			5,349,568			4,169,298

	Year Ended December 31
	2008			2007(2)			2006(2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Total liabilities from discontinued operations	148,485			3,117,348			458,528

Total liabilities	131,013,698			123,780,056			79,606,337
Equity	25,277,830			25,203,136			16,203,422
Total liabilities and equity	$156,291,528			$148,983,192			$95,809,759

Net interest spread			4.87%			4.74%			5.32%

Interest income to average earning assets			8.35%			9.12%			9.71%
Interest expense to average earning assets			2.97%			3.74%			3.65%

Net interest margin			5.38%			5.38%			6.06%

(1)	Interest income includes past-due fees on loans of approximately $695.2 million, $704.5 million and $699.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(2)	Prior period amounts have been reclassified to conform with current period presentation.
(3)	Based on continuing operations.
(4)	Non-accrual loans are included in their respective loan categories.

TABLE B—INTEREST VARIANCE ANALYSIS

	Year Ended December 31
	2008 vs. 2007			2007 vs. 2006
		Change due to(1)			Change due to(1)
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/ Rate	Increase (Decrease)	Volume	Yield/ Rate
Interest Income(3):
Consumer loans
Domestic	$(70,286)	$139,786	$(210,072)	$614,854	$1,090,917	$(476,063)
International	8,323	(3,721)	12,044	3,242	(43,978)	47,220

Total	(61,963)	137,170	(199,133)	618,096	1,046,777	(428,681)

Commercial loans	22,213	294,129	(271,916)	1,835,559	1,459,954	375,605

Total loans held for investment	(39,750)	535,272	(575,022)	2,453,655	3,085,095	(631,440)
Securities available for sale	273,040	299,213	(26,173)	274,260	209,136	65,124
Other
Domestic	(166,918)	17,014	(183,932)	181,807	230,549	(48,742)
International	(32,529)	(4,826)	(27,703)	3,699	2,122	1,577

Total	(199,447)	8,671	(208,118)	185,506	221,064	(35,558)

Total interest income	33,843	1,016,186	(982,343)	2,913,421	3,432,439	(519,018)
Interest Expense(3):
Deposits
Domestic(2)	(359,130)	283,278	(642,408)	1,080,676	1,097,466	(16,790)
International	(35,181)	45,344	(80,525)	10,878	(580)	11,458

Total(2)	(394,311)	325,357	(719,668)	1,091,554	1,110,187	(18,633)

Senior notes	(132,274)	(52,937)	(79,337)	165,485	177,401	(11,916)
Other borrowings
Domestic(2)	(56,645)	114,038	(170,683)	213,879	141,852	72,027
International	(1,797)	(3,959)	2,162	4,104	(241)	4,345

Total(2)	(58,442)	96,840	(155,282)	217,983	133,633	84,350

Total interest expense	(585,027)	407,879	(992,906)	1,475,022	1,481,092	(6,070)

Net interest income	$618,870	$626,509	$(7,639)	$1,438,399	$2,058,620	$(620,221)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Prior period amounts have been reclassified to conform with current period presentation.
(3)	Based on continuing operations.

TABLE C—MANAGED LOAN PORTFOLIO

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004
Year-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$16,954,281	$13,130,866	$18,102,140	$16,389,054	$16,536,789
International	2,873,764	3,661,661	3,203,148	3,356,415	4,017,585

Total credit card	19,828,045	16,792,527	21,305,288	19,745,469	20,554,374
Installment loans
Domestic	10,130,678	9,966,818	7,057,270	5,763,538	4,475,838
International	119,320	354,556	637,982	551,460	493,846

Total installment loans	10,249,998	10,321,374	7,695,252	6,314,998	4,969,684
Auto loans	21,491,285	25,038,294	23,180,455	18,041,894	9,997,497
Mortgage loans	10,663,598	12,296,575	12,586,905	5,281,009	—

Total consumer loans	62,232,926	64,448,770	64,767,900	49,383,370	35,521,555
Commercial loans	38,784,845	37,356,257	31,744,239	10,464,311	2,694,036

Total reported loans held for investment	101,017,771	101,805,027	96,512,139	59,847,681	38,215,591

Securitization adjustments:
Consumer loans
Credit cards
Domestic	36,605,663	38,885,887	35,430,763	33,059,990	32,088,151
International	5,727,873	7,645,332	7,906,309	6,740,949	6,023,346

Total credit card	42,333,536	46,531,219	43,337,072	39,800,939	38,111,497
Installment loans
Domestic	935,800	1,968,688	2,899,221	2,621,652	2,163,538
International	—	—	—	—	—

Total installment loans	935,800	1,968,688	2,899,221	2,621,652	2,163,538
Auto loans	—	110,448	468,823	1,116,761	—
Mortgage loans	—	—	—	—	—

Total consumer loans	43,269,336	48,610,355	46,705,116	43,539,352	40,275,035
Commercial loans	2,649,647	947,035	2,934,013	2,140,458	1,370,673

Total securitization adjustments	45,918,983	49,557,390	49,639,129	45,679,810	41,645,708

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	53,559,944	52,016,753	53,532,903	49,449,044	48,624,940
International	8,601,637	11,306,993	11,109,457	10,097,364	10,040,931

Total credit card	62,161,581	63,323,746	64,642,360	59,546,408	58,665,871
Installment loans
Domestic	11,066,478	11,935,506	9,956,491	8,385,190	6,639,376
International	119,320	354,556	637,982	551,460	493,846

Total installment loans	11,185,798	12,290,062	10,594,473	8,936,650	7,133,222
Auto loans	21,491,285	25,148,742	23,649,278	19,158,655	9,997,497
Mortgage loans	10,663,598	12,296,575	12,586,905	5,281,009	—

Total consumer loans	105,502,262	113,059,125	111,473,016	92,922,722	75,796,590
Commercial loans	41,434,492	38,303,292	34,678,252	12,604,769	4,064,709

Total managed loans held for investment	$146,936,754	$151,362,417	$146,151,268	$105,527,491	$79,861,299

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$12,656,686	$12,601,155	$15,114,625	$12,073,407	$12,243,466
International	3,202,928	2,980,539	3,226,858	3,530,174	3,192,501

Total credit card	15,859,614	15,581,694	18,341,483	15,603,581	15,435,967
Installment loans
Domestic	10,255,818	8,622,863	6,582,942	6,087,114	5,828,325
International	239,117	490,914	615,255	553,357	347,259

Total installment loans	10,494,935	9,113,777	7,198,197	6,640,471	6,175,584
Auto loans	23,439,520	23,928,080	19,902,920	13,056,708	9,305,008
Mortgage loans	11,426,279	11,412,960	5,826,632	674,047	—

Total consumer loans	61,220,348	60,036,511	51,269,232	35,974,807	30,916,559
Commercial loans	37,750,555	33,505,314	12,308,047	4,759,430	3,349,109

Total reported loans held for investment	98,970,903	93,541,825	63,577,279	40,734,237	34,265,668

Securitization adjustments:
Consumer loans
Credit cards
Domestic	38,148,268	37,747,827	34,367,401	34,612,169	33,529,885
International	7,124,805	7,835,913	7,285,459	6,452,707	5,159,458

Total credit card	45,273,073	45,583,740	41,652,860	41,064,876	38,689,343
Installment loans
Domestic	1,389,164	2,542,837	2,828,332	1,133,036	438,364
International	—	—	—	—	—

Total installment loans	1,389,164	2,542,837	2,828,332	1,133,036	438,364
Auto loans	28,367	256,388	748,751	1,608,989	—
Mortgage loans	—	—	—	—	—

Total consumer loans	46,690,604	48,382,965	45,229,943	43,806,901	39,127,707
Commercial loans	2,150,759	2,802,217	2,521,373	723,885	318,298

Total securitization adjustments	48,841,363	51,185,182	47,751,316	44,530,786	39,446,005

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	50,804,954	50,348,982	49,482,026	46,685,576	45,773,351
International	10,327,733	10,816,452	10,512,317	9,982,881	8,351,959

Total credit card	61,132,687	61,165,434	59,994,343	56,668,457	54,125,310
Installment loans
Domestic	11,644,982	11,165,700	9,411,274	7,220,150	6,266,689
International	239,117	490,914	615,255	553,357	347,259

Total installment loans	11,884,099	11,656,614	10,026,529	7,773,507	6,613,948
Auto loans	23,467,887	24,184,468	20,651,671	14,665,697	9,305,008
Mortgage loans	11,426,279	11,412,960	5,826,632	674,047	—

Total consumer loans	107,910,952	108,419,476	96,499,175	79,781,708	70,044,266
Commercial loans	39,901,314	36,307,531	14,829,420	5,483,315	3,667,407

Total managed loans held for investment	$147,812,266	$144,727,007	$111,328,595	$85,265,023	$73,711,673

TABLE D—COMPOSITION OF REPORTED LOAN PORTFOLIO

	As of December 31
	2008		2007		2006		2005		2004
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$62,232,926	61.61%	$64,448,770	63.31%	$64,767,900	67.11%	$49,383,370	82.51%	$35,521,555	92.95%
Commercial loans	38,784,845	38.39%	37,356,257	36.69%	31,744,239	32.89%	10,464,311	17.49%	2,694,036	7.05%

Total	$101,017,771	100.00%	$101,805,027	100.00%	$96,512,139	100.00%	$59,847,681	100.00%	$38,215,591	100.00%

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	As of December 31
	2008		2007		2006		2005		2004
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported(1) :
Loans held for investment	$101,017,771	100.00%	$101,805,027	100.00%	$96,512,139	100.00%	$59,847,681	100.00%	$38,215,591	100.00%
Loans delinquent:
30-59 days	2,325,190	2.30%	2,052,086	2.02%	1,512,365	1.57%	1,055,027	1.76%	741,723	1.94%
60-89 days	1,094,076	1.08%	869,452	0.86%	563,012	0.58%	401,640	0.67%	313,559	0.82%
90-119 days	574,743	0.57%	450,268	0.44%	291,759	0.30%	230,780	0.39%	196,457	0.51%
120-149 days	229,436	0.23%	194,892	0.19%	167,260	0.17%	104,817	0.18%	120,589	0.32%
150 or more days	194,378	0.19%	154,746	0.15%	114,007	0.12%	86,744	0.14%	99,866	0.26%

Total	$4,417,823	4.37%	$3,721,444	3.66%	$2,648,403	2.74%	$1,879,008	3.14%	$1,472,194	3.85%

Loans delinquent by geographic area:
Domestic	4,271,511	4.36%	3,592,845	3.67%	2,543,050	2.74%	1,789,926	3.20%	1,380,022	4.05%
International	146,312	4.89%	128,599	3.20%	105,353	2.74%	89,082	2.28%	92,172	2.04%
Managed(2) :
Loans held for investment	$146,936,754	100.00%	$151,362,417	100.00%	$146,151,268	100.00%	$105,527,491	100.00%	$79,861,299	100.00%
Loans delinquent:
30-59 days	2,987,184	2.03%	2,737,547	1.81%	2,129,884	1.46%	1,620,075	1.54%	1,299,782	1.63%
60-89 days	1,581,659	1.08%	1,343,539	0.89%	945,844	0.65%	740,917	0.70%	664,629	0.83%
90-119 days	981,981	0.67%	840,776	0.55%	602,472	0.41%	498,927	0.47%	479,404	0.60%
120-149 days	569,528	0.39%	512,789	0.34%	412,386	0.28%	309,587	0.29%	336,924	0.42%
150 or more days	475,871	0.32%	429,146	0.28%	323,459	0.22%	254,314	0.24%	273,339	0.34%

Total	$6,596,223	4.49%	$5,863,797	3.87%	$4,414,045	3.02%	$3,423,820	3.24%	$3,054,078	3.82%

Loans delinquent by geographic area:
Domestic	6,080,324	4.40%	5,271,552	3.77%	4,271,511	3.18%	2,900,938	3.06%	2,501,658	3.61%
International	515,899	5.92%	592,245	5.08%	589,416	5.02%	522,882	4.91%	552,420	5.24%

(1)	Includes non-accrual consumer auto loans of $164.6 million in 2008, $159.8 million in 2007, $82.1 million in 2006, $61.0 million in 2005 and $32.0 million in 2004.
(2)	Includes non-accrual consumer auto loans of $164.6 million in 2008, $160.9 million in 2007, $85.6 million in 2006, $67.5 million in 2005 and $32.0 million in 2004.

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Year Ended December 31
(Dollars in thousands)	2008(1)	2007(1)	2006	2005	2004
Reported:
Average loans held for investment	$98,970,903	$93,541,825	$63,577,279	$40,734,237	$34,265,668
Net charge-offs	3,478,171	1,960,541	1,407,489	1,446,649	1,295,568
Net charge-offs as a percentage of average loans held for investment	3.51%	2.10%	2.21%	3.55%	3.78%

Managed:
Average loans held for investment	$147,812,266	$144,727,007	$111,328,595	$85,265,023	$73,711,673
Net charge-offs	6,424,937	4,161,995	3,158,080	3,623,154	3,251,761
Net charge-offs as a percentage of average loans held for investment	4.35%	2.88%	2.84%	4.25%	4.41%

(1)	Based on continuing operations.

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the periods indicated.

	As of December 31
(Dollars in thousands)	2008	2007(2)	2006(2)	2005(2)
Nonperforming loans held for investment(1):
Commercial lending
Commercial and multi-family real estate	$142,261	$29,391	$13,745	$7,800
Middle market	38,677	28,772	10,820	50,957
Small ticket commercial real estate	167,467	16,026	237	—
Specialty lending	37,217	6,086	226	—

Total commercial lending	385,622	80,275	25,028	58,757

Small business lending	75,619	42,490	32,563	29,292

Total commercial & small business lending	461,241	122,765	57,591	88,049
Consumer – auto	164,646	156,580	86,943	61,053
Consumer – real estate	178,414	113,831	21,762	17,340
Consumer – other	51	137	264	217

Total nonperforming loans held for investment	804,352	393,313	166,560	166,659

Foreclosed property	88,961	48,016	16,146	8,436
Repossessed assets	65,635	56,877	30,844	22,917

Total nonperforming assets	$958,948	$498,206	$213,550	$198,012

(1)	Our policy is not to classify credit card loans as nonperforming loans. Credit card loans continue to accrue finance charges and fees until charged-off at 180-days.
(2)	Certain prior period amounts have been reclassified to conform to current period presentation.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Year Ended December 31
(Dollars In Thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$2,963,000	$2,180,000	$1,790,000	$1,505,000	$1,595,000
Provision for loan and lease losses from continuing operations:
Domestic	4,873,553	2,487,694	1,235,984	1,327,968	1,085,467
International	227,487	148,808	240,454	163,104	135,385

Total provision for loan and lease losses from continuing operations	5,101,040	2,636,502	1,476,438	1,491,072	1,220,852

Provision for loan and lease losses from discontinued operations	—	80,151	—	—	—
Acquisitions	—	—	225,890	224,144	—
Other	(61,909)	26,888	72,821	(12,731)	(15,284)
Charge-offs:
Consumer loans:
Domestic	(3,340,572)	(2,076,794)	(1,547,746)	(1,532,499)	(1,473,103)
International	(255,145)	(252,444)	(249,332)	(193,360)	(135,198)

Total consumer loans	(3,595,717)	(2,329,238)	(1,797,078)	(1,725,859)	(1,608,301)
Commercial loans	(555,514)	(250,981)	(135,375)	(139,977)	(140,972)

Total charge-offs	(4,151,231)	(2,580,219)	(1,932,453)	(1,865,836)	(1,749,273)

Principal recoveries:
Consumer loans
Domestic	547,025	503,618	451,781	384,266	388,573
International	65,041	71,868	68,280	43,560	43,212

Total consumer loans	612,066	575,486	520,061	427,826	431,785
Commercial loans	60,994	44,192	27,243	20,525	21,920

Total principal recoveries	673,060	619,678	547,304	448,351	453,705

Net charge-offs(1)	(3,478,171)	(1,960,541)	(1,385,149)	(1,417,485)	(1,295,568)

Balance at end of year	$4,523,960	$2,963,000	$2,180,000	$1,790,000	$1,505,000

Allowance for loan and lease losses to loans held for investment at end of year	4.48%	2.91%	2.26%	2.99%	3.94%

Allowance for loan and lease losses by geographic distribution:
Domestic	$4,330,864	$2,754,065	$1,949,864	$1,639,277	$1,354,849
International	193,096	208,935	230,136	150,723	150,151

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$3,414,910	$2,199,788	$1,584,025	$1,405,909	$1,222,083
International	193,096	208,935	230,136	150,723	150,151

Total consumer loans	3,608,006	2,408,723	1,814,161	1,556,632	1,372,234
Commercial loans	915,954	554,277	365,839	221,975	132,766
Unallocated	—	—	—	11,393	—

Allowance for loan and lease losses	$4,523,960	$2,963,000	$2,180,000	$1,790,000	$1,505,000

(1)	Does not include charge-offs of $22.3 million and $29.2 million in 2006 and 2005, respectively, relating to certain loans which were segregated into pools apart from the remaining portfolio and accounted for under Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management.”

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

December 31 (In Thousands, Except Share and Per Share Data)	2008	2007
Assets:
Cash and due from banks	$2,047,839	$2,377,287
Federal funds sold and resale agreements	636,752	1,766,762
Interest bearing deposits at other banks	4,806,752	677,360

Cash and cash equivalents	7,491,343	4,821,409
Securities available for sale	31,003,271	19,781,587
Mortgage loans held for sale	68,462	315,863
Loans held for investment	101,017,771	101,805,027
Less: Allowance for loan and lease losses	(4,523,960)	(2,963,000)

Net loans held for investment	96,493,811	98,842,027
Accounts receivable from securitizations	6,342,754	4,717,879
Premises and equipment, net	2,313,106	2,299,603
Interest receivable	827,909	839,317
Goodwill	11,964,487	12,830,740
Other	9,408,309	6,141,944

Total assets	$165,913,452	$150,590,369

Liabilities:
Non-interest bearing deposits	$11,293,852	$11,046,549
Interest bearing deposits	97,326,937	71,714,627

Total deposits	108,620,789	82,761,176
Senior and subordinated notes	8,308,843	10,712,706
Other borrowings	14,869,648	26,812,969
Interest payable	676,398	631,609
Other	6,825,341	5,377,797

Total liabilities	139,301,019	126,296,257

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares; 3,555,199 issued and outstanding; aggregate liquidation preference of $3,555,199	3,096,466	—
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 438,434,235 and 419,224,900 issued as of December 31, 2008 and 2007, respectively	4,384	4,192
Paid-in capital, net	17,278,102	15,860,490
Retained earnings	10,621,164	11,267,568
Cumulative other comprehensive income (loss)	(1,221,796)	315,248
Less: Treasury stock, at cost; 46,637,241 and 46,370,635 shares as of December 31, 2008 and 2007, respectively	(3,165,887)	(3,153,386)

Total stockholders’ equity	26,612,433	24,294,112

Total liabilities and stockholders’ equity	$165,913,452	$150,590,369

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In Thousands, Except Per Share Data)	2008	2007	2006
Interest Income:
Loans held for investment, including past-due fees	$9,460,378	$9,500,128	$7,046,473
Securities available for sale	1,224,012	950,972	676,712
Other	427,609	627,056	441,550

Total interest income	11,111,999	11,078,156	8,164,735

Interest Expense:
Deposits	2,512,040	2,906,351	1,814,797
Senior and subordinated notes	444,854	577,128	411,643
Other borrowings	1,006,390	1,064,832	846,849

Total interest expense	3,963,284	4,548,311	3,073,289

Net interest income	7,148,715	6,529,845	5,091,446
Provision for loan and lease losses	5,101,040	2,636,502	1,476,438

Net interest income after provision for loan and lease losses	2,047,675	3,893,343	3,615,008

Non-Interest Income:
Servicing and securitizations	3,384,468	4,840,677	4,209,637
Service charges and other customer-related fees	2,232,363	2,057,854	1,770,340
Mortgage servicing and other	105,038	166,776	177,893
Interchange	562,117	500,484	549,074
Other	459,985	488,432	294,080

Total non-interest income	6,743,971	8,054,223	7,001,024

Non-Interest Expense:
Salaries and associate benefits	2,335,737	2,592,534	2,224,676
Marketing	1,118,208	1,347,836	1,444,324
Communications and data processing	755,989	758,820	712,001
Supplies and equipment	519,687	531,238	460,419
Occupancy	377,192	322,510	215,636
Restructuring expense	134,464	138,237	—
Goodwill impairment	810,876	—	—
Other	2,157,874	2,386,835	1,886,635

Total non-interest expense	8,210,027	8,078,010	6,943,691

Income from continuing operations before income taxes	581,619	3,869,556	3,672,341
Income taxes	497,102	1,277,837	1,245,964

Income from continuing operations, net of tax	84,517	2,591,719	2,426,377
Loss from discontinued operations, net of tax	(130,515)	(1,021,387)	(11,884)

Net income (loss)	$(45,998)	$1,570,332	$2,414,493

Net income (loss) available to common shareholders	$(78,721)	$1,570,332	$2,414,493

Basic earnings per common share
Income from continuing operations	$0.14	$6.64	$7.84
Loss from discontinued operations	(0.35)	(2.62)	(0.04)

Net income (loss) per common share	$(0.21)	$4.02	$7.80

Diluted earnings per common share
Income from continuing operations	$0.14	$6.55	$7.65
Loss from discontinued operations	(0.35)	(2.58)	(0.03)

Net income (loss) per common share	$(0.21)	$3.97	$7.62

Dividends paid per common share	$1.50	$0.11	$0.11

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2005	302,786,444	3,028		6,848,544	7,378,015	6,129	(106,802)	14,128,914
Comprehensive income:
Net income	—	—	—	—	2,414,493	—	—	2,414,493
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income taxes of $16,635	—	—	—	—	—	24,119	—	24,119
Recognition of additional minimum pension liability, net of income tax benefit of $1,851	—	—	—	—	—	(1,903)	—	(1,903)
Foreign currency translation adjustments	—	—	—	—	—	246,066	—	246,066
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $6,750	—	—	—	—	—	(13,573)	—	(13,573)

Other comprehensive income	—	—	—	—	—	254,709	—	254.709

Comprehensive income	—	—	—	—	—	—	—	2,669,202
Adjustment to initially apply FASB Statement No. 158, net of income taxes of $2,876	—	—	—	—	—	5,342	—	5,342
Cash dividends—$0.11 per share	—	—	—	—	(32,324)	—	—	(32,324)
Purchase of treasury stock	—	—	—	—	—	—	(21,615)	(21,615)
Issuances of common stock and restricted stock, net of forfeitures	1,550,117	16	—	31,395	—	—	—	31,411
Exercise of stock options and tax benefits of exercises and restricted stock vesting	3,934,592	39	—	261,139	—	—	—	261,178
Compensation expense for restricted stock awards and stock options	—	—	—	180,261	—	—	—	180,261
Adjustment to issuance of common stock for acquisition	103,948,820	1,039	—	8,006,458	—	—	—	8,007,497
Allocation of ESOP shares	—	—	—	5,340	—	—	—	5,340

Balance, December 31, 2006	412,219,973	4,122	—	15,333,137	9,760,184	266,180	(128,417)	25,235,206
Cumulative effect from adoption of FIN 48	—	—	—	—	(29,702)	—	—	(29,702)
Cumulative effect from adoption of FAS 156, net of income taxes of $6,378	—	—	—	—	8,809	—	—	8,809
Comprehensive income:
Net income	—	—	—	—	1,570,332	—	—	1,570,332
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income tax of $25,780	—	—	—	—	—	56,413	—	56,413
Defined benefit plans, net of income taxes of $17,675	—	—	—	—	—	29,407	—	29,407
Foreign currency translation adjustments	—	—	—	—	—	83,499	—	83,499
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $63,804	—	—	—	—	—	(120,251)	—	(120,251)

Other comprehensive income	—	—	—	—	—	49,068	—	49,068

Comprehensive income	—	—	—	—	—	—	—	1,619,400
Cash dividends—$0.11 per share	—	—	—	—	(42,055)	—	—	(42,055)
Purchase of treasury stock	—	—	—	—	—	—	(3,024,969)	(3,024,969)
Issuances of common stock and restricted stock, net of forfeitures	1,916,402	20	—	37,182	—	—	—	37,202
Exercise of stock options and tax benefits of exercises and restricted stock vesting	5,225,783	51	—	301,921	—	—	—	301,972
Compensation expense for restricted stock awards and stock options	—	—	—	192,422	—	—	—	192,422
Adjustment to issuance of common stock for acquisition	(137,258)	(1)	—	(10,463)	—	—	—	(10,464)
Allocation of ESOP shares	—	—	—	6,291	—	—	—	6,291

Balance, December 31, 2007	419,224,900	$4,192	$—	$15,860,490	$11,267,568	$315,248	$(3,153,386)	$24,294,112
Adjustment to initially apply the measurement date provisions of FAS 158, net of income tax benefit of $317	—	—	—	—	572	(1,161)	—	(589)
Comprehensive income:
Net income (loss)	—	—	—	—	(45,998)	—	—	(45,998)
Other comprehensive income (loss), net of income tax:
Unrealized losses on securities, net of income tax benefit of $421,011	—	—	—	—	—	(805,367)	—	(805,367)
Defined benefit pension plans, net of net income tax benefit of $54,,907	—	—	—	—	—	(75,432)	—	(75,432)
Foreign currency translation adjustments	—	—	—	—	—	(602,908)	—	(602,908)
Unrealized gains in cash flow hedging instruments, net of income taxes of $28,095	—	—	—	—	—	(52,176)	—	(52,176)

Other comprehensive income (loss)	—	—	—	—	—	(1,535,883)	—	(1,535,883)

Comprehensive income (loss)								(1,581,881)
Cash dividends-Common stock $1.50 per share	—	—	—	—	(568,255)	—	—	(568,255)
Cash dividends-Preferred stock 5% per annum	—	—	22,714	—	(22,714)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(12,501)	(12,501)
Issuances of common stock and restricted stock, net of forfeitures	17,290,281	173	—	767,166	—	—	—	767,339
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,919,054	19	—	59,264	—	—	—	59,283
Issuance of preferred stock and warrant	—	—	3,063,743	491,456	—	—	—	3,555,199
Accretion of preferred stock discount	—	—	10,009	—	(10,009)	—	—	—

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Compensation expense for restricted stock awards and stock options	—	—	—	95,048	—	—	—	95,048
Allocation of ESOP shares	—	—	—	4,678	—	—	—	4,678

Balance, December 31, 2008	438,434,235	$4,384	$3,096,466	$17,278,102	$10,621,164	$(1,221,796)	$(3,165,887)	$26,612,433

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In Thousands)	2008	2007	2006
Operating Activities:
Income from continuing operations, net of tax	$84,517	$2,591,719	$2,426,377
Loss from discontinued operations, net of tax	(130,515)	(1,021,387)	(11,884)

Net income (loss)	(45,998)	1,570,332	2,414,493
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	5,101,040	2,636,502	1,476,438
Depreciation and amortization, net	691,430	678,757	542,090
(Gains) losses on sales of securities available for sale	(12,791)	(69,976)	29,203
Goodwill impairment	810,876	—	—
Gains on sales of auto loans	(2,428)	(10,960)	(28,609)
Gains on extinguishment of debt	—	(17,444)	—
Gains on repurchase of senior notes	(53,860)	—	—
Mortgage loans held for sale:
Transfers in and originations	(1,949,263)	(404,831)	(4,625,378)
Gains on sales	(31,016)	(87,521)	(77,285)
Proceeds from sales	2,211,225	6,171,912	3,060,657
Stock plan compensation expense	111,646	338,778	211,117
Changes in assets and liabilities, net of effects from purchase of companies acquired:
(Increase) decrease in interest receivable	11,408	(35,017)	(45,311)
(Increase) decrease in accounts receivable from securitizations	(1,624,875)	(130,439)	314,425
(Increase) decrease in other assets	(3,107,565)	(2,257,798)	158,060
Increase in interest payable	44,789	56,846	87,005
Increase (decrease) in other liabilities	1,201,973	1,277,833	(913,446)
Net cash provided by operating activities attributable to discontinued operations	126,384	3,293,456	773,279

Net cash provided by operating activities	3,482,975	13,010,430	3,376,738

Investing Activities:
Purchases of securities available for sale	(21,697,629)	(12,717,204)	(7,777,082)
Proceeds from maturities of securities available for sale	6,676,800	6,026,680	4,289,139
Proceeds from sales of securities available for sale	2,627,973	2,307,825	6,891,187
Proceeds from securitizations of loans	10,046,699	12,641,050	12,343,771
Net increase in loans held for investment	(13,588,497)	(18,895,193)	(19,073,474)
Principal recoveries of loans previously charged off	669,938	619,678	547,304
Additions of premises and equipment, net	(356,327)	(437,545)	(712,190)
Net payment for companies acquired	—	(10,464)	(3,635,356)
Net cash provided by investing activities attributable to discontinued operations	11,642	—	—

Net cash used in investing activities	(15,609,401)	(10,465,173)	(7,126,701)

Financing Activities:
Net increase (decrease) in deposits	25,859,613	(3,009,716)	(24,116)
Net increase (decrease) in other borrowings	(11,930,014)	6,624,052	2,215,047
Issuances of senior notes	—	1,495,740	3,185,272
Maturities of senior notes	(1,802,395)	(462,500)	(1,226,882)
Repurchases of senior notes	(1,120,724)	(150,000)	(31,296)
Purchases of treasury stock	(12,501)	(3,024,969)	(21,615)
Dividends paid	(568,255)	(42,055)	(32,324)
Net proceeds from issuances of common stock	772,017	43,493	36,751
Net proceeds from issuance of preferred stock and warrant	3,555,199	—	—
Proceeds from share based payment activities	59,283	301,911	238,355
Net cash used in financing activities attributable to discontinued operations	(15,863)	(4,280,036)	—

Net cash provided by (used in) financing activities	14,796,360	(2,274,794)	4,339,192

Increase in cash and cash equivalents	2,669,934	160,913	589,229
Cash and cash equivalents at beginning of year	4,821,409	4,660,496	4,071,267

Cash and cash equivalents at end of year	$7,491,343	$4,821,409	$4,660,496

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

During 2008, the Corporation completed several reorganizations and consolidations to streamline operations and regulatory relationships. On January 1, Capital One Auto Finance Inc. (“COAF”) moved from a direct subsidiary of the Corporation to become a direct operating subsidiary of CONA. In connection with the COAF move, one of COAF’s direct operating subsidiaries, Onyx Acceptance Corporation (“Onyx”), became a direct subsidiary of the Corporation. On March 1, the Corporation converted Capital One Bank from a Virginia-state chartered bank to a national association called Capital One Bank (USA), National Association (“COBNA”). On March 8, Superior Savings of New England, N.A. (“Superior”) merged with and into CONA. Both COBNA and CONA are primarily regulated by the Office of the Comptroller of the Currency (the “OCC”). In May 2008, we consolidated the business and operations of two registered broker-dealers, Capital One Securities, LLC (dba Capital One Investments, LLC) and Capital One Investment Services Corporation (formerly NFB Investment Services Corporation), into Capital One Investments Services Corporation. In addition, in May 2008, we consolidated the business and operations of three insurance agencies, Capital One Agency Corp., GreenPoint Agency, Inc. and Hibernia Insurance Agency, LLC into Green Point Agency, Inc., which is now known as Capital One Agency LLC.

On December 4, 2008, the Company announced its intention to acquire Chevy Chase Bank F.S.B. in a cash and stock transaction valued at approximately $520 million. On February 13, 2009, the Company received approval from the Federal Reserve to acquire all of the shares of Chevy Chase F.S.B. and certain of its subsidaires. The transaction is expected to close in the first quarter of 2009.

During 2007, Capital One F.S.B. and North Fork Bank merged with and into CONA.

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”), an operating subsidiary of CONA. Additional information can be found in Note 2.

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

The Consolidated Financial Statements include the accounts of the Company in which it has a controlling financial interest. Investments in unconsolidated entities where we have the ability to exercise significant influence over the operations of the investee are accounted for using the equity method of accounting. This includes interests in variable interest entities (“VIEs”) where we are not the primary beneficiary. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and our share of income or loss is recorded in other non-interest income. All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the 2008 presentation. All amounts in the following notes, excluding per share data, are presented in thousands.

Special Purpose Entities and Variable Interest Entities

Special purpose entities (“SPEs”) are broadly defined as legal entities structured for a particular purpose. There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and the VIE framework under Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”).

QSPEs. QSPEs are passive entities that are commonly used in mortgage, credit card, auto and installment loan securitization transactions. SFAS 140 establishes the criteria an entity must satisy to be a QSPE which includes restrictions on the types of assets a QSPE may hold, limits on repurchase of assets, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise to collect receivables. SPEs that meet the criteria for QSPE status are not required to be consolidated. The Company uses the QSPE model to conduct off-balance sheet securitization activities. See Note 18 for more information on the Company’s off-balance sheet securitization activities.

In April 2008, The Financial Accounting Standards Board (“FASB”) voted to eliminate the concept of QSPEs from the accounting guidance. On September 15, 2008, the FASB issued exposure drafts to amend SFAS 140 and FIN46R. The two proposed Statements would significantly change accounting for transfers of financials assets, due to elimination of the concept of a QSPE, and would change the criteria for determining whether to consolidate a VIE. The proposals are currently in a public comment period and are subject to change. As the proposals stand, however, the change would have a significant impact on the Company’s consolidated financial statements as a result of the loss of sales treatment for assets previously sold to a QSPE, as well as for future sales. As of December 31, 2008, the total assets of QSPEs to which the Company has transferred and received sales treatment were $45.9 billion.

VIEs: Special purpose entities that are not QSPEs are considered for consolidation in accordance with FIN46(R), which defines a VIE as an entity that (1) lacks sufficient equity to finance its activities without additional subordinated financial support; (2) has equity owners that lack the ability to make significant decisions about the entity; or (3) has equity owners do not have the obligation to absorb expected losses or the right to receive expected returns. In general, a VIE may be formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets. A VIE often holds financial assets, including loans or receivables, real estate or other property.

The Company consolidates a VIE if the Company is considered to be its primary beneficiary. The primary beneficiary is subject to absorbing the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entities residual returns, or both.

The Company, in the ordinary course of business, has involvement with or retains interests in VIEs in connection with some of its securitization activities, servicing activities, the purchase or sale of mortgage-backed and other asset backed securities in connection with its investment portfolio. The Company also makes loans to VIEs that hold debt, equity, real estate or other assets. In certain instances, the Company provides guarantees to VIEs or holders of variable interests in VIEs. See Note 13 – Mortgage Servicing Rights; Note 18 – Securitizations; Note 19 – Commitments, Contingencies and Guarantees; and Note 20 – Other Variable Interest Entities for more detail on the Company’s involvement and exposure related to non-consolidated VIEs.

Recent Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position (“FSP”) No. EITF 99-20-1, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” (“FSP EITF 99-20”) The FSP was issued to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) and other related guidance. FSP EITF 99-20 emphasizes that any other-than-temporary impairment resulting from the application of SFAS 115 or EITF 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. FSP EITF 99-20 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20 did not have impact on consolidated earnings or financial position of the Company. See Note 4 for additional details.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140 and FIN 46(R). This FSP requires public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008. This FSP does not impact the consolidated earnings or financial position of the Company. See Note 20 for additional detail.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” (“SFAS 128”) The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. We do not expect adoption of FSP EITF 03-6-1 to have a material effect on our results of operations or earnings per share.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness

of Others” (“FIN 45”) to exclude credit derivative instruments accounted for at fair value under SFAS 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The adoption of FSP FAS 133-1 did not have a material impact on the consolidated earnings or financial position of the Company. FIN 45-4 only requires additional disclosures concerning guarantees, which did not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements. See Note 19 for additional detail.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Under FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), the Company elected to defer the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis until January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis is not expected to have a material impact on the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The initial adoption of SFAS 157 did not have a material impact on the consolidated earnings and financial position of the Company. There are no material assets or liabilities recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS 157. See Note 12 for additional detail.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument by instrument basis, and is irrevocable. The initial adoption of SFAS 159 did not have a material impact on the consolidated earnings and financial position of the Company. See Note 12 for additional detail.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (“SFAS 161”). This Statement changes the disclosure requirements for derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS 161 will not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements for derivatives and hedged items.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the consolidated earnings or financial position of the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This Statement replaces SFAS 141, Business Combinations. It retains the fundamental requirements in SFAS 141; however, the scope is broader than that of SFAS 141 by applying to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions, thereby replacing SFAS 141’s cost-allocation process. This Statement also changes the requirements for recognizing acquisition related costs, restructuring costs, and assets acquired and liabilities assumed arising from contingencies. It also changes the accounting for step acquisitions. The Company will apply the provisions of SFAS 141(R) to the Chevy Chase Bank F.S.B., acquisition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R), (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “defined benefit plans”) to recognize the funded status of their defined benefit plans in the Consolidated Balance Sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end Consolidated Balance Sheet, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition for the years ended December 31, 2007 and 2006, has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005. SFAS 158’s provisions regarding the change in the measurement date of defined benefit plans are effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the consolidated earnings or financial position of the Company. See Note 11 for further discussion.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of adoption, the Company recorded a $29.7 million reduction in retained earnings.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, (“SFAS 156”). SFAS 156 amends SFAS 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations prescribed by SFAS 156. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable, and SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 was effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions after the effective date of this statement. As of January 1, 2007, the Company has adopted SFAS 156 and elected to measure its servicing assets and servicing liabilities using the fair value measurement method. The Company has identified mortgage servicing rights (MSRs) relating to residential mortgage loans as a single class of servicing rights and has elected to apply fair value accounting to these MSRs. Presently, this class represents all of the Company’s material servicing rights. The adoption of SFAS 156 did not have a material impact on the consolidated earnings or financial position of the Company.

In February 2006, the FASB SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, (“SFAS 155”). SFAS 155 amends SFAS 133, and SFAS 140. SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the consolidated earnings or financial position of the Company.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair valued estimated in accordance with the provisions of SFAS 123(R). The Company voluntarily adopted the expense recognition provisions of SFAS 123, prospectively to all awards granted, modified, or settled after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock based compensation plans. Results for prior periods have not been restated.

The Company has two active stock-based compensation plans, one employee plan and one non-employee director plan, which are described more fully in Note 9. Under these plans, the grants to retirement eligible associates continue to vest after the associate retires. For awards granted prior to the adoption of SFAS 123(R), the Company had been and will continue to recognize the compensation cost of those awards over the full vesting periods or up to the date of retirement.

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

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks. Cash paid for interest for the years ended December 31, 2008, 2007 and 2006 was $4.0 billion, $4.5 billion and $2.9 billion, respectively. Cash paid for income taxes for the years ended December 31, 2008, 2007 and 2006 was $1.2 billion, $1.5 billion and $1.5 billion, respectively.

Securities Available for Sale

The Company considers the nature of investments in securities in order to determine the appropriate classification and currently treat investments in debt securities as securities available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. The fair value of securities is based on quoted market prices, or if quoted market prices are not available, then the fair value is estimated using the quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method. The Company evaluates its unrealized loss positions for impairment in accordance with SFAS 115, as amended by FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets and FSP EITF 99-20. As such, when there is other-than-temporary impairment, the Company recognizes an impairment loss in earnings equal to the entire difference between the investment’s cost and its fair value. See Note 4 for additional details.

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

Mortgage loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. The fair value of mortgage loans held for sale is impacted by changes in market interest rates. The exposure to changes in market interest rates is hedged primarily by selling forward contracts on agency securities. These derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in mortgage banking operations in current earnings. Also, changes in the fair value of mortgage loans held for sale are recorded as an adjustment to the loans’ carrying basis through mortgage banking operations income in current earnings.

Prior to the shutdown of GreenPoint, the Company entered into commitments to originate or purchase loans whereby the interest rate of the loan was determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intended to sell in the secondary market were considered freestanding derivatives. These derivatives were carried at fair value with changes in fair value reported as a component of gain on sale of the loans. As of December 31, 2008, the Company has no loan commitments due to the shutdown of the mortgage origination operations of GreenPoint. See Note 17 for additional details on mortgage banking derivatives.

As of December 31, 2008 and 2007, the balance in mortgage loans held for sale was $68.5 million and $315.9 million, respectively.

Loan Securitizations

The Company primarily securitizes credit card loans, auto loans and installment loans. Securitization provides the Company with a significant source of liquidity and favorable regulatory capital treatment for securitizations accounted for as off-balance sheet arrangements. See Note 18 for additional detail.

Loan securitization involves the transfer of a pool of loan receivables to a trust or other special purpose entity. The trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of asset backed securities and distributes the proceeds to the Company as consideration for the loans transferred. The Company removes loans from the reported financial statements for securitizations that qualify as sales in accordance with SFAS 140. Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized in the amount of proceeds received.

The Company uses QSPEs to conduct off-balance sheet securitization activities and SPEs that are considered VIEs to conduct other securitization activities. See “Note 19 – Loan Securitizations” for information regarding our continuing involvement as transferor of assets to QSPEs and VIEs in accordance with the new disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8. Additionally, refer to Note 1 for information regarding the proposed amendments to SFAS 140 and FIN 46(R).

Interests in the securitized and sold loans may be retained in the form of subordinated interest-only strips, senior tranches, subordinated tranches, cash collateral and spread accounts. The Company also retains a seller’s interest in the receivables transferred to the trusts which is carried on a historical cost basis and classified as loans held for investment on the Reported Consolidated Balance Sheet.

Gains on securitization transactions and fair value adjustments related to residual interests in securitizations are recognized in servicing and securitizations income and amounts due from the trusts are included in accounts receivable from securitizations. As of December 31, 2008 and 2007, accounts receivable from securitization totaled $6.34 billion and $4.72 billion. This balance consists of retained residual interests that are recorded at estimated fair value and totaled $2.30 billion and $2.26 billion at December 31, 2008 and 2007, respectively. The remaining balance relates to cash collections held at financial institutions that are expected to be returned to the Company on future distribution dates, and principal collections accumulated for expected maturities of securitization transactions with the subsequent return of loan receivables.

The gain on sale recorded from off-balance sheet securitizations is recorded based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs, in servicing and securitizations income. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The interest-only strip, cash collateral and subordinated tranches are subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. As such, the interest-only strip and subordinated retained interests are classified as trading assets in accordance with SFAS 155 and changes in the estimated fair value are recorded in servicing and securitization income. Additionally, the Company may also retain senior tranches in the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. The retained senior tranches are classified as available for sale securities in accordance with SFAS 115 and changes in the estimated fair value are recorded in other comprehensive income.

The Company does not typically recognize servicing assets or servicing liabilities for servicing rights retained from credit card, auto loan and installment loan securitizations since the servicing fee approximates adequate compensation to the Company for performing the servicing.

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

Upon foreclosure or repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to other assets, net of a valuation allowance for selling costs. We estimate market values primarily based on appraisals when available or quoted market prices on liquid assets. At December 31, 2008 and 2007, the balance of foreclosed assets and repossessed assets were $89.0 million and $48.0 million, respectively, and $65.6 and $56.9 million, respectively.

Charge-offs and Delinquencies

Commercial and small business loans are considered past due or delinquent based on contractual terms. Principal amounts charge-off when amounts are deemed uncollectible and interest is reversed and charged against income when the loans are placed on nonaccrual status.

Credit card loans charge-off at 180 days past the statement cycle date and other consumer loans generally charge-off at 120 days past due or upon repossession of collateral. The entire balance of an account is contractually delinquent if the minimum payment is not received by the specified due date on the customer’s billing statement. Bankruptcies charge-off within 30 days of notification and deceased accounts charge-off within 60 days of notification. Fraudulent amounts are charged to non-interest expense after a 60 day investigation period.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at the amount estimated to be sufficient to absorb probable principal losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolios. The provision for loan and lease losses is the periodic cost of maintaining an adequate allowance. The amount of allowance necessary is based on distinct allowance methodologies depending on the type of loans which include specifically identified criticized loans, migration analysis, forward loss curves and historical loss trends. In evaluating the sufficiency of the allowance for loan and lease losses, management takes into consideration many factors including, but not limited to: recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts; forecasting uncertainties and size of credit risks; the degree of risk inherent in the composition of the loan portfolio; economic conditions; legal and regulatory guidance; credit evaluations and underwriting policies; seasonality; and the value of collateral supporting the loans. To the extent credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for loan and lease losses, as applicable. The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require the Company’s prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate a significant trend.

Commercial and small business loans are considered to be impaired in accordance with the provisions of SFAS 114 when it is probable that all amounts due in accordance with the contractual terms will not be collected. Specific allowances are determined in accordance with SFAS 114. Impairment is measured based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral.

For purposes of determining impairment, consumer loans are collectively evaluated as they are considered to be comprised of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment under the provisions of SFAS 114.

Troubled debt restructurings (“TDR”) occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. The Company modified an immaterial amount of loans under TDRs in 2008. The Company had no TDRs in 2007.

As of December 31, 2008 and 2007, the balance in the allowance for loan and lease losses was $4.5 billion and $3.0 billion, respectively. See Note 5 for additional detail.

Goodwill and Other Intangible Assets

The Company performs annual impairment tests on goodwill and between annual tests if events occur or circumstances change in accordance with SFAS 142. As of December 31, 2008 and 2007, goodwill of $12.0 billion and $12.8 billion, respectively, was included in the Consolidated Balance Sheet. See Note 7 for additional detail.

Other intangible assets that have finite useful lives are amortized either on a straight-line or on an accelerated basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. At December 31, 2008 and 2007, net intangible assets included in other assets of $0.9 billion and $1.1 billion, respectively, consist of core deposit intangibles, trust intangibles, lease intangibles and other intangibles.

Other Assets

Included in other assets are investments in Federal Home Loan Bank (“FHLB”) stock of $267.5 million and $424.6 million and Federal Reserve stock of $676.1 million and $645.1 million as of December 31. 2008 and 2007, respectively. We carry FHLB stock and Federal Reserve stock at cost which approximates fair value and assess for impairment under SFAS 115. No impairment was recognized for 2008 and 2007.

Mortgage Servicing Rights

MSRs, are recognized when mortgage loans are sold in the secondary market and the right to service these loans for a fee is retained. MSRs are carried at fair value with changes in fair value recognized in mortgage servicing and other income. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. The Company uses assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSRs. If actual prepayment experience differs from the anticipated rates used in the Company’s model, this difference could result in a material change in MSR value.

The MSR balance was $150.5 million and $247.6 million at December 31, 2008 and 2007, respectively. See Notes 12 and 13 for additional detail.

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

As of December 31, 2008 and 2007, the representation and warranty reserve was $140.2 million and $93.4 million, respectively, of which $122.2 million and $84.5 million were part of discontinued operations, respectively.

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

As of December 31, 2008 and 2007, the rewards liability was $1.4 billion and $1.3 billion, respectively.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the Consolidated Balance Sheet and in the operating section of the Statement of Cash Flows as increases or decreases of other assets and other liabilities. The Company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. As of December 31, 2008, the Company had recorded $583.5 million for the right to retain cash collateral and $495.6 million for the obligation to return cash collateral under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments under SFAS 133, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

The Company enters into derivative agreements with its customers in order to transfer, modify or reduce their interest rate or foreign exchange risks. As part of this process, the Company considers the customers’ suitability for the risk involved, and the business purpose for the transaction. These derivatives do not qualify for hedge accounting and are considered trading derivatives with changes in fair value recognized in current period earnings.

See Note 17 for additional detail.

Revenue Recognition

The Company recognizes earned finance charges, interest income and fee income on loans according to the contractual provisions of the credit arrangements. For credit card loans, when the Company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of credit card finance charge and fee receivables using an estimate of future non-principal losses. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue. The amount of finance charge and fees suppressed were $1.9 billion, $1.1 billion and $0.9 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

For other consumer loans and commercial loans, the Company places loans in a non-accrual status, which prevents the accrual of further interest income, when a loan reaches a pre-determined delinquency status, generally 90 to 120 days past due.

Interchange income is a discount on the payment due from the card-issuing bank to the merchant bank through the interchange network. Interchange rates are set by MasterCard International Inc. (“MasterCard”) and Visa U.S.A. Inc. (“Visa”) and are based on cardholder purchase volumes. The Company recognizes interchange income as earned.

Annual membership fees and direct loan origination costs specific to credit card loans are deferred and amortized over one year on a straight-line basis. Dealer fees and premiums are deferred and amortized over the average life of the related loans using the interest method for auto, mortgage and commercial loan originations. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan. Deferred fees (net of deferred costs) were $323.9 million, $389.7 million and $372.2 million as of December 31, 2008, 2007 and 2006, respectively.

Marketing

The Company expenses marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired. The amount of marketing expense was $1.1 billion, $1.3 billion and $1.4 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

Fraud Losses

The Company experiences fraud losses from the unauthorized use of credit cards, debit cards and customer bank accounts. Additional fraud losses may be incurred when loans are obtained through fraudulent means. Transactions suspected of being fraudulent are charged to non-interest expense after an investigation period. Recoveries related to balances treated as fraud losses are also recognized in non-interest expense. See Note 15 for total fraud losses.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. See Note 16 for additional detail.

Segments

The accounting policies of operating and reportable segments, as defined by the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) are the same as those described elsewhere in Note 1. Revenue for all segments is generally derived from external parties. The Local Banking segment receives funding credits related to deposits. Performance evaluation of and resource allocation to each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results. See Note 3 for further discussion of the Company’s operating and reportable segments.

Note 2

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results from continuing operations for the years ended December 31, 2008, 2007 and 2006.

The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking segment in conjunction with the shutdown of the mortgage origination operation and the results of the Local Banking segment include the mortgage servicing results for the year ended December 31, 2008 and 2007. The commercial and consumer mortgage loans held for investment portfolios were reported in the Local Banking segment and the Other segment, respectively, for the years ended December 31, 2008 and 2007.

The Company retained $1.6 billion of certain GreenPoint loans and reclassified them from mortgage loans held for sale to held for investment during 2007. Continuing cash flows from the held for investment loan portfolios are included in the Company’s results of continuing operations for the years ended December 31, 2008, 2007 and 2006, and classified as operating cash flows in the Consolidated Statement of Cash Flows. The Company will have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations for the year ended December 31, 2008 includes an expense of $103.7 million, recorded in non-interest expense, for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net interest income(1)	$6,939	$62,402	$8,184
Non-interest income	5,544	140,245	(4,292)
Provision for loan and lease losses	—	80,151	—
Non-interest expense	214,957	1,358,719	23,502
Income tax benefit	(71,959)	(214,836)	(7,726)

Loss from discontinued operations, net of taxes	$(130,515)	$(1,021,387)	$(11,884)

(1)	Net interest income includes funding credits of $27.3 million in 2008 and funding charges of $70.0 million in 2007 based on funds transfer pricing methodology.

The Company’s wholesale mortgage banking unit had assets of approximately $35.0 million and $91.3 million as of December 31, 2008 and 2007, respectively, consisting of $19.3 million and $35.8 million, respectively, of mortgage loans held for sale and other related assets. The related liabilities consisted of obligations to fund these assets and for representations and warranties on loans previously sold to third parties.

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

During the first quarter of 2008, the Company reorganized its National Lending sub-segments. Segment and sub-segment results have been restated for all periods presented. The National Lending segment consists of the following sub-segments:

•	U.S. Card sub-segment which consists of the Company’s domestic credit card business, including small business credit cards, and the installment loan businesses.

•	Other National Lending sub-segment which includes the Company’s auto finance and international lending sub-segments.

The results of the GreenPoint mortgage origination operations are being reported as discontinued operations for 2008, 2007, and 2006, and are not included in the segment results of the Company. The results of GreenPoint’s mortgage servicing business and small ticket commercial real estate loans held for investment portfolio are reported as part of the Company’s continuing operations and included in the Local Banking segment. The results of GreenPoint’s consumer mortgage held for investment portfolio are reported as part of the Company’s continuing operations and included in the Other segment.

The Local Banking and National Lending segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS 131, and are disclosed separately. The Other segment includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, and various non-lending activities. The Other segment also includes the results of GreenPoint’s consumer mortgage held for investment portfolio the GreenPoint home equity line of credit portfolio, the net impact of transfer pricing, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative announced in the second quarter of 2007.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

The following tables present certain information regarding our continuing operations by segment:

	Year Ended December 31, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$8,990,874	$2,422,811	$8,370	$11,422,055	$(4,273,340)	$7,148,715
Non-interest income	4,737,612	813,742	(133,956)	5,417,398	1,326,573	6,743,971
Provision for loan and lease losses	7,428,476	447,643	171,688	8,047,807	(2,946,767)	5,101,040
Restructuring expenses	—	—	134,464	134,464	—	134,464
Goodwill impairment	810,876	—	—	810,876	—	810,876
Other non-interest expenses	4,893,898	2,443,369	(72,580)	7,264,687	—	7,264,687
Income tax provision (benefit)	485,265	120,939	(109,102)	497,102	—	497,102

Net income (loss)	109,971	224,602	(250,056)	84,517	—	84,517

Loans held for investment	$101,147,134	$45,082,981	$706,639	$146,936,754	$(45,918,983)	$101,017,771

Total deposits	$1,459,131	$78,938,391	$28,223,267	$108,620,789	—	$108,620,789

	Year Ended December 31, 2007
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$8,841,236	$2,336,052	$(157,538)	$11,019,750	$(4,489,905)	$6,529,845
Non-interest income	4,870,727	939,638	(44,597)	5,765,768	2,288,455	8,054,223
Provision for loan and lease losses	4,691,687	32,178	114,087	4,837,952	(2,201,450)	2,636,502
Restructuring expenses	—	—	138,237	138,237	—	138,237
Other non-interest expenses	5,420,204	2,333,955	185,614	7,939,773	—	7,939,773
Income tax provision (benefit)	1,237,163	316,464	(275,790)	1,277,837	—	1,277,837

Net income (loss)	2,362,909	593,093	(364,283)	2,591,719	—	2,591,719

Loans held for investment	$106,508,443	$43,972,795	$881,179	$151,362,417	$(49,557,390)	$101,805,027

Total deposits	$2,050,861	$73,089,284	$7,621,031	$82,761,176	—	$82,761,176

	Year Ended December 31, 2006
Total Company	National Lending	Local Banking	Other(2)	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$7,896,134	$1,006,980	$29,578	$8,932,692	$(3,841,246)	$5,091,446
Non-interest income	4,375,126	595,096	(62,942)	4,907,280	2,093,744	7,001,024
Provision for loan and lease losses	3,207,646	602	15,692	3,223,940	(1,747,502)	1,476,438
Other non-interest expenses	5,529,104	1,269,868	144,719	6,943,691	—	6,943,691
Income tax provision (benefit)	1,240,608	116,062	(110,706)	1,245,964	—	1,245,964

Net income (loss)	$2,293,902	$215,544	$(83,069)	$2,426,376	—	$2,426,377

Loans held for investment	$102,359,180	$12,145,533	$31,646,555	$146,151,268	$(49,639,129)	$96,512,139

Total deposits	$2,383,902	$35,187,965	$48,052,380	$85,624,247	$—	$85,624,247

	Year Ended December 31, 2008
			Other National Lending sub-segments
National Lending	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$6,492,086	$2,498,788	$1,527,394	$971,394	$8,990,874
Non-interest income	4,127,615	609,997	59,235	550,762	4,737,612
Provision for loan and lease losses	5,460,986	1,967,490	1,320,515	646,975	7,428,476
Goodwill impairment	—	810,876	810,876	—	810.876
Other non-interest expenses	3,618,639	1,275,259	503,942	771,317	4,893,898
Income tax provision (benefit)	539,026	(53,761)	(89,759)	35,998	485,265

Net income (loss)	$1,001,050	$(891,079)	$(958,945)	$67,866	$109,971

Loans held for investment	$70,944,581	$30,202,553	$21,481,911	$8,720,642	101,147,134

	Year Ended December 31, 2007
			Other National Lending sub-segments
National Lending	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$6,271,919	$2,569,317	$1,510,869	$1,058,448	$8,841,236
Non-interest income	4,136,158	734,569	112,261	622,308	4,870,727
Provision for loan and lease losses	3,033,217	1,658,470	1,056,120	602,350	4,691,687
Other non-interest expenses	3,934,574	1,485,630	618,568	867,062	5,420,204
Income tax provision (benefit)	1,183,458	53,705	(17,736)	71,441	1,237,163

Net income (loss)	$2,256,828	$106,081	$(33,822)	$139,903	$2,362,909

Loans held for investment	$69,723,169	$36,785,274	$25,128,352	$11,656,922	$106,508,443

	Year Ended December 31, 2006
		Other National Lending sub-segments
National Lending	U.S. Card	Other National Lending	Auto Finance	International	Total National Lending
Net interest income	$5,539,500	$2,356,634	$1,372,517	$984,117	$7,896,134
Non-interest income	3,700,765	674,361	81,384	592,977	4,375,126
Provision for loan and lease losses	2,016,476	1,191,170	494,835	696,335	3,207,646
Other non-interest expense	4,100,966	1,428,138	599,807	828,331	5,529,104
Income tax provision	1,093,289	147,319	125,740	21,579	1,240,608

Net income	$2,029,534	$264,368	$233,519	$30,849	$2,293,902

Loans held for investment	$68,856,534	$33,502,646	$21,751,827	$11,750,819	$102,359,180

(1)	Income statement adjustments for the year ended December 31, 2008 reclassify the net of finance charges of $5,563.4 million, past due fees of $933.6 million, other interest income of $(158.1) million and interest expense of $2,065.6 million; and net charge-offs of $2,946.8 million to non-interest income from net interest income and provision for loan losses, respectively.

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

Significant Segment Adjustments That Affect Comparability

During 2008, the Company recognized a goodwill impairment charge of $810.9 million in the Auto Finance sub-segment.

During 2008, the Company repurchased approximately $1.0 billion of certain senior unsecured debt, recognizing a gain of $52.0 million in non-interest income and reported in the Other segment. The Company initiated the repurchases to take advantage of the current market environment and replaced the repurchased debt with lower-rate unsecured funding.

During 2007, the Company completed the sale of its interest in a relationship agreement to develop and market consumer credit products in Spain and recorded a net gain related to this sale of $31.3 million consisting of a $41.6 million increase in non-interest income partially offset by a $10.3 million increase in non-interest expense. This gain was recorded in the International sub-segment.

During 2007, the Company sold its remaining interest in DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. The sale resulted in a $46.2 million gain, which was recorded in non-interest income and reported in the Auto Finance sub-segment.

During 2007, the Company recorded $138.2 million of restructuring charges as part of its broad-based initiative to reduce expenses and improve the Company’s competitive cost position. The 2007 restructuring charges were recorded in non-interest expense and held in the Other Segment.

During 2006, the Company sold a combination of previously purchased charged-off loan portfolios and the Company originated charged-off loans resulting in the recognition of $83.8 million of non-interest income recognized in the Other Segment.

During 2006, the Company sold a number of Treasury and Agency securities realizing a loss of $34.9 million which was reported in non-interest expense and held in the Other Segment.

Visa Litigation and IPO

During 2007, the Company recognized a pre-tax charge of $79.8 million for liabilities in connection with the Visa antitrust lawsuit settlement with American Express. Additionally, the Company recorded a legal reserve of $59.1 million for estimated possible damages in connection with other pending Visa litigation, reflecting our share of such potential damages as a Visa member. The 2007 litigation charges were recorded in non-interest expense and held in the Other Segment. During the first quarter of 2008, Visa completed an initial public offering (“IPO”) of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reversed its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. In addition, the Company recognized a gain of $109.0 million in non-interest income for the redemption of 2.5 million shares related to the Visa IPO. Both items were included in the Other segment

MasterCard Stock Sale

During 2008, the Company recognized a gain of $44.9 million in non-interest income from the conversion and sale of 154,991 shares of MasterCard, Inc. class B common stock, which was recorded in the Other Segment.

In 2007, shareholders approved an amendment to the MasterCard Certificate of Incorporation that provides for an accelerated conversion of class B common stock into class A common stock. The MasterCard Board of Directors approved a conversion window running from August 4 to October 5, 2007, during which time owners of class B shares could have voluntarily elected to convert and sell a certain number of their shares. During the conversion period, Capital One elected to convert and sell 300,482 shares of MasterCard class B common stock. The Company recognized gains of $43.4 million on these transactions in non-interest income in the Other segment.

MasterCard IPO

During 2006, MasterCard, Inc. completed an initial public offering of its stock. In connection with this transaction, the Company received 2,305,140 Class B shares of which 1,360,032 Class B shares were immediately redeemed by MasterCard, Inc. The Company recognized a $20.5 million gain from the share redemption, which was reported in non-interest expense and held in the Other segment.

The Gulf Coast Hurricanes’ Impacts

During 2006, the Company determined that $25.7 million of allowance for loan losses previously established by Hibernia to cover expected losses in the portion of the loan portfolio impacted by the Gulf Coast Hurricanes was no longer needed. This determination was driven by improvements in credit performance of the impacted portfolios since the time those reserves were established. As a result, the Local Banking segment includes the reversal of this allowance.

Note 4

Securities Available for Sale

Securities available-for-sale, aggregated by investment category, and based on expected maturities as of December 31, 2008, 2007, and 2006 were as follows:

	Expected Maturity Schedule(1)
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Amortized Cost Totals
December 31, 2008
U.S. Treasury and other U.S. government agency obligations(2)
U.S. Treasury	$40,751	$181,925	$—	$—	$222,676	$201,305
Fannie Mae	86,584	245,427	—	—	332,011	316,749
Freddie Mac	30,097	109,219	—	—	139,316	130,570
Other GSE and FDIC Debt Guaranteed Program (“DGP”)	265,733	650,593	—	—	916,326	900,499

Total U.S. Treasury and other U.S. Government agency obligations	423,165	1,187,164	—	—	1,610,329	1,549,123

Collateralized mortgage obligations (“CMO”)
Fannie Mae	836,826	2,830,452	78,555	—	3,745,833	3,711,950
Freddie Mac	467,790	4,745,804	—	—	5,213,594	5,161,772
Other GSE	63,168	153,712	—	—	216,880	211,767
Non GSE	167,221	1,750,758	730	7,209	1,925,918	2,530,224

Total CMO	1,535,005	9,480,726	79,285	7,209	11,102,225	11,615,713

Mortgage backed securities (“MBS”)
Fannie Mae	29,206	7,651,869	18,976	—	7,700,051	7,618,060
Freddie Mac	80,504	4,619,503	1,295	—	4,701,302	4,670,441
Other GSE	617	487,683	—	—	488,300	474,854
Non GSE	40,118	783,098	—	—	823,216	1,254,152

Total MBS	150,445	13,542,153	20,271	—	13,712,869	14,017,507

Asset backed securities	1,508,087	2,369,443	218,527	—	4,096,057	4,433,428
Other	162,975	128,267	44,566	145,983	481,791	495,860

Total	$3,779,677	$26,707,753	$362,649	$153,192	$31,003,271	$32,111,631

December 31, 2007(1)
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$30,495	$88,300	$118,810	$—	$237,605	$232,242
Fannie Mae	205,211	326,311	—	—	531,522	525,632
Freddie Mac	149,542	84,820	102,125	—	336,487	334,958
Other GSE	159,573	120,077	1,039	—	280,689	277,005

Total U.S. Treasury and other U.S. Government agency obligations	544,821	619,508	221,974	—	1,386,303	1,369,837

Collateralized mortgage obligations
Fannie Mae	7,444	1,697,318	96,900	—	1,801,662	1,798,157
Freddie Mac	25,022	3,625,163	314,032	—	3,964,217	3,960,157
Other GSE	—	177,708	—	—	177,708	177,738

	Expected Maturity Schedule(1)
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Amortized Cost Totals
Non GSE	25,485	2,847,786	31,004	7,209	2,911,484	2,920,845

Total CMO	57,951	8,347,975	441,936	7,209	8,855,071	8,856,897

Mortgage backed securities
Fannie Mae	22,839	3,376,353	121,978	—	3,521,170	3,496,254
Freddie Mac	187	1,586,909	238,687	—	1,825,783	1,833,879
Other GSE	3,049	110,262	107,979	—	221,290	220,152
Non GSE	—	1,488,653	—	—	1,488,653	1,489,676

Total MBS	26,075	6,562,177	468,644	—	7,056,896	7,039,961

Asset backed securities	225,262	1,514,146	52,485	—	1,791,893	1,796,531
Other	316,274	165,771	52,945	156,434	691,424	696,091

Total	$1,170,383	$17,209,577	$1,237,984	$163,643	$19,781,587	$19,759,317

December 31, 2006(1)
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$—	$115,091	$112,066	$—	$227,157	$232,298
Fannie Mae	224,675	745,467	29,175	—	999,317	1,006,724
Freddie Mac	148,131	315,727	97,469	—	561,327	571,019
Other GSE	49,546	228,074	—	991	278,611	280,532

Total U.S. Treasury and other U.S. Government agency obligations	422,352	1,404,359	238,710	991	2,066,412	2,090,573

Collateralized mortgage obligations
Fannie Mae	25,346	1,253,198	136,627	—	1,415,171	1,430,629
Freddie Mac	12,400	3,688,955	187,114	—	3,888,469	3,930,347
Other GSE	—	215,459	7,659	—	223,118	225,740
Non GSE	8,748	902,681	32,076	7,315	950,820	966,571

Total CMO	46,494	6,060,293	363,476	7,315	6,477,578	6,553,287

Mortgage backed securities
Fannie Mae	314	3,037,593	413,527	17,392	3,468,826	3,484,867
Freddie Mac	21	576,705	236,076	—	812,802	828,915
Other GSE	5,939	77,890	28,550	2,895	115,274	115,538

Total MBS	6,274	3,692,188	678,153	20,287	4,396,902	4,429,320

Asset backed securities	150,367	995,856	20,799	—	1,167,022	1,176,543
Other	573,830	205,383	154,268	410,652	1,344,133	1,294,608

Total	$1,199,317	$12,358,079	$1,455,406	$439,245	$15,452,047	$15,544,331

(1)

Certain information as of December 31, 2007, and 2006 has been revised in these tables from the versions that appeared in prior 10-Ks to correct certain expected maturity information and to reclassify securities among investment categories and make certain other immaterial revisions. Information as of December 31, 2006, has been revised to reflect that expected maturities are based on weighted average remaining life instead of contractual life, which resulted in certain investments shifting from the category of securities with expected maturities over 10 years to the category of securities with expected maturities of 1-5 years. Further, information for the periods ended December 31, 2006, and December 31, 2007, has been revised to reclassify securities among investment categories so that all tables in this Note reflect consistent classification of securities among investment categories.

(2)	Other GSE and FDIC Debt Guarantee Program (“DGP”) include investments in senior unsecured debt issued under the DGP of $542.5 million in market value as of December 31, 2008.

The increase in the securities available for sale portfolio was due to the Company’s decision to increase its available liquidity in response to the dislocation in the capital markets. The composition of the available-for-sale investment portfolio are held in the investment portfolio and continue to be heavily concentrated in high credit quality assets like government sponsored enterprise (“GSE”) mortgage-backed securities and AAA rated asset-backed securities. In addition to securities held in the investment portfolio, the Company reports certain equity investments related to Community Reinvestment Act (“CRA”) investments in the available for sale investment portfolio.

At December 31, 2008 the portfolio was 95% rated AAA and had virtually no sub-prime or alt-A exposure. The investment portfolio experienced a substantial increase in the unrealized loss position over the year ended December 31, 2008, which was driven primarily by our prime non-agency mortgage-backed securities holdings.

The Company monitors securities in its available for sale investment portfolio for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which that security has been in a loss position, credit rating, the nature of the investments, current market conditions, and the Company’s intent and ability to hold the securities until anticipated recovery, which may be maturity. The Company continually monitors the ratings of our security holdings and conducts regular reviews of the Company’s credit sensitive assets to monitor collateral performance by tracking collateral trends and looking for any potential collateral degradation.

Based on the evaluation, the Company recognized other-than-temporary impairment charges of $10.9 million for the year ended December 31, 2008. No other-than-temporary impairment was recognized for the years ended December 31, 2007 and 2006.

Unrealized gains and losses on securities included gross unrealized gains of $373.3 million, $118.8 million and $62.2 million, and gross unrealized losses of $1.5 billion, $96.5 million, and $158.8 million, as of December 31, 2008, 2007, and 2006, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the investments in an unrealized loss position, aggregated by investment category, at December 31, 2008, 2007, and 2006, respectively.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
U.S. Treasury and other U.S. government agency obligations
Freddie Mac	$—	$—	$30,097	$821	$30,097	$821
Other GSE and DGP	179,728	272	—	—	179,728	272

Total U.S. Treasury and other U.S. government agency obligations	179,728	272	30,097	821	209,825	1,093

Collateralized mortgage obligations
Fannie Mae	266,344	8,125	367,472	13,574	633,816	21,699
Freddie Mac	307,667	2,445	729,283	25,406	1,036,950	27,851
Other GSE	—	—	11,159	224	11,159	224
Non GSE	1,652,139	523,953	265,608	80,354	1,917,747	604,307

Total CMO	2,226,150	534,523	1,373,522	119,558	3,599,672	654,081

Mortgage backed securities
Fannie Mae	982,232	10,782	160,456	818	1,142,688	11,600
Freddie Mac	721,443	20,671	155,234	3,385	876,677	24,056
Other GSE	26,265	971	7,108	163	33,373	1,134
Non GSE	668,837	349,753	158,870	81,183	827,707	430,936

Total MBS	2,398,777	382,177	481,668	85,549	2,880,445	467,726

Asset backed securities	2,660,798	194,024	692,928	145,470	3,353,726	339,494
Other	107,126	2,704	120,183	16,530	227,309	19,234

Total	$7,572,579	$1,113,700	$2,698,398	$367,928	$10,270,977	$1,481,628

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007(1)
U.S. Treasury and other U.S. government agency obligations
Freddie Mac	$—	$—	$74,509	$1,614	$74,509	$1,614

Total U.S. Treasury and other U.S. government agency obligations	—	—	74,509	1,614	74,509	1,614

Collateralized mortgage obligations
Fannie Mae	435,748	2,117	249,805	5,519	685,553	7,636
Freddie Mac	659,394	6,076	903,774	14,219	1,563,168	20,295
Other GSE	12,073	80	17,246	435	29,319	515
Non GSE	1,241,739	7,328	376,222	8,452	1,617,961	15,780

Total CMO	2,348,954	15,601	1,547,047	28,625	3,896,001	44,226

Mortgage backed securities
Fannie Mae	286,778	575	415,219	8,709	701,997	9,284
Freddie Mac	708,329	8,253	291,447	7,784	999,776	16,037
Other GSE	49,715	258	2,010	5	51,725	263
Non GSE	598,677	5,955	52,761	43	651,438	5,998

Total MBS	1,643,499	15,041	761,437	16,541	2,404,936	31,582

Asset backed securities	569,440	5,702	411,997	5,259	981,437	10,961
Other	59,750	1,599	182,422	6,518	242,172	8,117

Total	$4,621,643	$37,943	$2,977,412	$58,557	$7,599,055	$96,500

December 31, 2006(1)
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$53,965	$298	$173,192	$4,843	$227,157	$5,141
Fannie Mae	203,878	203	594,273	7,318	798,151	7,521
Freddie Mac	189,544	566	371,783	9,126	561,327	9,692
Other GSE	212,225	1,380	66,387	540	278,612	1,920

Total U.S. Treasury and other U.S. government agency obligations	659,612	2,447	1,205,635	21,827	1,865,247	24,274

Collateralized mortgage obligations
Fannie Mae	897,476	4,067	339,487	11,790	1,236,963	15,857
Freddie Mac	1,771,406	11,208	1,283,738	32,836	3,055,144	44,044
Other GSE	190,424	439	25,035	2,191	215,459	2,630
Non GSE	448,559	2,714	352,944	13,510	801,503	16,224

Total CMO	3,307,865	18,428	2,001,204	60,327	5,309,069	78,755

Mortgage backed securities
Fannie Mae	1,099,100	5,149	636,219	18,953	1,735,319	24,102
Freddie Mac	353,428	2,019	341,669	15,441	695,097	17,460
Other GSE	67,316	545	6,703	170	74,019	715

Total MBS	1,519,844	7,713	984,591	34,564	2,504,435	42,277

Asset backed securities	248,271	1,499	466,765	9,871	715,036	11,370
Other	621,320	1,889	15,393	242	636,713	2,131

Total	$6,356,912	$31,976	$4,673,588	$126,831	$11,030,500	$158,807

(1)

Certain information at December 31, 2007, and 2006 has been revised in these tables from the versions that appeared in prior 10-Ks to correct the classification of securities in an unrealized loss position and to reclassify securities among investment categories and make certain other immaterial revisions. Fair values and gross losses for investments in an unrealized loss position have been classified based on the period of time the investments have been in an unrealized loss position rather than based on contractual maturity. This revision resulted in fewer investments in an unrealized loss position greater than 12 months and more investments in an unrealized loss position less than 12 months. The information at December 31, 2006 has been revised to reflect the fair value of only those investments with an unrealized loss. Further, information for the periods ended December 31, 2006, and December 31, 2007, has been revised to reclassify securities among investment categories so that all tables in this Note reflect consistent classification of securities among investment categories.

The Company has determined that these investments have only temporary impairment based on the analysis discussed above.

U.S. Treasury and Other U.S. Government Agency Obligations. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008, 2007, and 2006.

Collateralized Mortgage Obligations. The Company’s portfolio includes investments in GSE mortgage-backed investments and prime non-agency mortgage-backed investments. The unrealized losses on the Company’s investment in collateralized mortgage obligations were primarily caused by higher credit spreads and interest rates. As of December 31, 2008, the majority of the unrealized losses in this category is due to prime non-agency collateral mortgage obligations, of which 61% are rated AAA. Approximately $49.8 million of the $654.1 million of collateralized mortgage obligations unrealized losses is related to GSE collateralized mortgage obligations as of December 31, 2008.

Since the Company believes there is sufficient subordination to protect the cash flows of these securities, and currently has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider its investments in collateral mortgage obligations to be other-than-temporarily impaired at December 31, 2008, 2007 and 2006.

Mortgage-Backed Securities. The Company’s portfolio includes investments in GSE mortgage-backed investments and prime non-agency mortgage-backed investments. As of December 31, 2008, the unrealized losses of the Company’s investment in GSE mortgage-backed securities were primarily caused by higher credit spreads and interest rates. Approximately $36.8 million of the $467.7 million of mortgage-backed securities unrealized losses is related to GSE mortgage-backed securities as of December 31, 2008. Since the contractual cash flows of these investments are guaranteed by a GSE of the U.S. government, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

As of December 31, 2008, the majority of unrealized losses is due to prime non-agency investments, of which 67% are rated AAA. Since the Company believes there is sufficient subordination to protect cash flows and currently has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008, 2007, and 2006.

Asset-Backed Securities. This category is comprised of investments backed by credit card, auto and student consumer loans, commercial mortgage backed loans, as well as minor investments backed by home equity lines of credit. As of December 31, 2008, the portfolio is 96% rated AAA and is comprised of 41% credit card, 24% auto, 23% commercial mortgage backed loans, 12% student consumer loans, and 0.3% home equity lines of credit. The unrealized losses on the Company’s investments in asset-backed securities were primarily caused by higher credit spreads and interest rates. The Company recognized $4.8 million in other-than-temporary impairment charges in the fourth quarter of 2008 related to two home equity line of credit asset-backed securities which experienced significant decreases in market value due to increased default rates and loss severities of the underlying collateral. Other than the two home equity line of credit asset-backed securities, referenced above, which were impaired as of December 31, 2008, based on its view of the sufficiency of its subordination to protect cash flows and its ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider its asset backed investments to be other-than-temporarily impaired at December 31, 2008, 2007, and 2006.

Other. This category consists primarily of municipal securities and limited investments in equity securities, primarily related to CRA activities. The unrealized losses on the Company’s investments in other items were primarily caused by higher risk premiums and/or interest rates. The Company recognized $6.1 million in other-than-temporary impairment charges on an equity investment related to CRA investments in the year ended December 31, 2008 due to declining stock values and market concerns on performance. For the remaining investments, since the Company believes it has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008, 2007, and 2006, respectively.

	Weighted Average Yields
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2008
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	4.04%	4.15%	—%	—%
Fannie Mae	4.68	4.41	—	—
Freddie Mac	4.00	4.59	—	—
Other GSE and DGP	4.81	3.13	—	—

Total U.S. Treasury and other U.S. government agency obligations	4.65	3.67	—	—

Collateralized mortgage obligations
Fannie Mae	4.98	5.53	5.50	—
Freddie Mac	5.23	5.22	—	—
Other GSE	4.61	5.08	—	—
Non GSE	5.72	5.51	6.10	6.58

Total CMO	5.14	5.37	5.51	6.58

Mortgage backed securities
Fannie Mae	4.05	5.31	5.48	—
Freddie Mac	6.00	4.79	5.89	—
Other GSE	7.08	5.64	—	—
Non GSE	6.30	5.96	—	—

Total MBS	5.76	5.21	5.50	—

Asset backed securities	4.07	4.72	5.16	—
Other	3.74	4.21	4.75	5.49

Total	4.63%	5.15%	5.20%	5.53%

December 31, 2007(1)
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	4.45%	3.94%	4.27%	—%
Fannie Mae	4.84	4.48	—	—
Freddie Mac	4.51	4.38	4.59	—
Other GSE	5.02	4.66	5.44	—

Total U.S. Treasury and other U.S. government agency obligations	4.78	4.42	4.42	—

	Weighted Average Yields
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
Collateralized mortgage obligations
Fannie Mae	5.15	5.32	5.28	—
Freddie Mac	4.28	5.16	5.42	—
Other GSE	—	4.92	—	—
Non GSE	5.76	5.57	5.30	6.58

Total CMO	4.98	5.32	5.38	6.58

Mortgage backed securities
Fannie Mae	5.39	5.87	5.15	—
Freddie Mac	7.45	5.60	5.00	—
Other GSE	6.30	6.09	5.56	—
Non GSE	—	5.89	—	—

Total MBS	5.52	5.81	5.17	—

Asset backed securities	4.77	4.88	5.01	—
Other	4.57	4.20	4.54	4.98

Total	4.75%	5.42%	5.08%	5.06%

December 31, 2006(1)

U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	—%	4.06%	4.27%	—%
Fannie Mae	3.67	4.86	4.43	—
Freddie Mac	3.41	4.72	4.59	—
Other GSE	3.67	4.78	—	5.44

Total U.S. Treasury and other U.S. government agency obligations	3.58	4.75	4.42	5.44

Collateralized mortgage obligations
Fannie Mae	5.22	5.20	5.35	—
Freddie Mac	5.28	5.11	5.43	—
Other GSE	—	5.13	5.39	—
Non GSE	4.44	5.14	4.81	4.82

Total CMO	5.08	5.14	5.34	4.82

Mortgage backed securities
Fannie Mae	6.48	5.76	5.66	6.28
Freddie Mac	7.62	5.33	5.03	—
Other GSE	4.83	5.34	5.85	3.41

Total MBS	4.92	5.69	5.45	5.87

Asset backed securities	4.47	4.87	5.60	—
Other	4.12	3.82	3.83	5.17

Total	4.03%	5.21%	5.10%	5.24%

(1)

Certain information disclosed for the years ended December 31, 2007, and 2006 has been revised in these tables from the versions that appeared in prior 10-Ks to reflect a change in methodology to certain weighted average yield information and to reclassify securities among investment categories and to make certain other immaterial changes. Weighted Average Yields have been recalculated using different prepayment assumptions, resulting in a more precise weighted average remaining life for our investments. For the year ended December 31, 2006, the Company used median prepayment speed projections obtained from a number of dealers which resulted in longer weighted average remaining life. For the year ended December 31, 2007, the Company used expected yield to maturity instead of average book yield.

Weighted average yields were determined based on amortized cost and are distributed based on expected maturities. Actual maturities could differ because issuers and/or the underlying borrowers may have the right to call or prepay obligations.

Gross realized gains on sales and calls of securities were $14.6 million, $71.2 million, and $36.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. Gross realized losses on sales and calls of securities were $0.9 million, $1.2 million, and $66.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Tax expenses (benefits) on net realized gains (losses) were $5.0 million, $25.0 million, and $(10.6) million for the years ended December 31, 2008, 2007 and 2006.

Securities available for sale included pledged securities of $13.7 billion, $9.3 billion, and $9.5 billion at December 31, 2008, 2007, and 2006, respectively.

Note 5

Loans Held for Investment, Allowance for Loan and Lease Losses and Unfunded Lending Commitments

Loans Held for Investment

The composition of the loans held for investment portfolio was as follows:

	December 31
	2008	2007
Year-End Balances:
Reported loans:
Consumer loans:
Credit cards
Domestic	$16,954,281	$13,130,866
International	2,873,764	3,661,661

Total credit cards	19,828,045	16,792,527
Installment loans
Domestic	10,130,678	9,966,818
International	119,320	354,556

Total installment loans	10,249,998	10,321,374
Auto loans	21,491,285	25,038,294
Mortgage loans	10,663,598	12,296,575

Total consumer loans	62,232,926	64,448,770
Commercial loans	38,784,845	37,356,257

Total reported loans held for investment	$101,017,771	$101,805,027

Loans totaling approximately $998.6 million and $799.9 million, representing amounts which were greater than 90 days past due, were included in the Company’s reported loan portfolio as of December 31, 2008 and 2007, respectively. These delinquencies include nonaccrual consumer auto loans of $164.6 million in 2008 and $159.8 million in 2007.

Loans that were considered individually impaired in accordance with SFAS No. 114 at December 31, 2008 and 2007 were $461.2 million and $122.8 million, respectively. The Company had a corresponding specific allowance for loan and lease losses of $64.3 million and $8.4 million at December 31, 2008 and 2007, respectively, relating to impaired loans of $272.2 million and $48.8 million at December 31, 2008 and 2007, respectively. The average balance of impaired loans was $271.9 million in 2008 and $74.8 million in 2007. Interest income recognized during 2008 and 2007 related to impaired loans was not material.

Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses:

	Year Ended December 31
	2008	2007	2006
Balance at beginning of year	$2,963,000	$2,180,000	$1,790,000
Provision for loan and lease losses from continuing operations	5,101,040	2,636,502	1,476,438
Provision for loan and lease losses from discontinued operations	—	80,151	—

	Year Ended December 31
	2008	2007	2006
Acquisitions	—	—	225,890
Other	(61,909)	26,888	72,821
Charge-offs	(4,151,231)	(2,580,219)	(1,932,453)
Principal recoveries	673,060	619,678	547,304

Net charge-offs	(3,478,171)	(1,960,541)	(1,385,149)

Balance at end of year	$4,523,960	$2,963,000	$2,180,000

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities.

As of December 31, 2008 and 2007, the Company had $171.1 billion and $198.0 billion, respectively, of unused credit card lines. While this amount represented the total unused available credit card lines, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time. The Company generally has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

The Company enters into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future requirements. The Company maintains a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $10.0 billion and $10.4 billion as of December 31, 2008 and 2007, respectively.

Note 6

Premises, Equipment & Lease Commitments

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

Buildings and improvement	5-39 years
Furniture and equipment	3-10 years
Computer software	3-5 years

Premises and equipment were as follows:

	December 31
	2008	2007
Land	$424,409	$402,422
Buildings and improvements	1,529,827	1,392,666
Furniture and equipment	1,144,606	1,067,299
Computer software	836,465	745,061
In process	257,333	335,755

	4,192,640	3,943,203
Less: Accumulated depreciation and amortization	(1,879,534)	(1,643,600)

Total premises and equipment, net	$2,313,106	$2,299,603

Depreciation and amortization expense from continuing operations was $331.2 million, $308.8 million, and $269.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2007, the Company discontinued operations for the majority of the GreenPoint Mortgage business. As a result, the loss on discontinued operations for 2007 includes the write-off of premises and equipment of $34.6 million (includes $63.3 million of write-off in premises and equipment net of $28.7 million of accumulated depreciation and amortization write-off).

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2035, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expense from continuing operations amounted to $163.8 million, $136.1 million and $58.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rental commitments as of December 31, 2008, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2009	$132,780
2010	124,581
2011	117,092
2012	113,816
2013	109,119
Thereafter	634,441

Total	$1,231,829

Minimum sublease rental income of $23.5 million, due in future years under noncancelable leases, has not been included in the table above as a reduction to minimum lease payments.

Note 7

Goodwill and Other Intangible Assets

In 2006, the Company acquired North Fork Bancorporation, Inc., (“North Fork”) a commercial and retail bank in New York, which created $9.7 billion of goodwill. The goodwill associated with the acquisition of North Fork was held in the Other category at the end of 2006. The North Fork acquisition goodwill was allocated across the reportable segments during 2007. Goodwill associated with the 2005 acquisition of Hibernia Corporation of $3.2 billion was allocated across the reportable segments during 2006. Goodwill was reallocated as part of our segment reorganization in the first quarter of 2008.

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s reporting units are Local Banking, U.S. Card, Auto Finance, and International. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

For the 2008 annual impairment test, the fair value of reporting units was calculated using a discounted cash flow analysis, a form of the income approach, using each reporting unit’s internal five year forecast and a terminal growth rate reflecting the nominal growth rate of the economy as a whole. Cash flows were adjusted as necessary in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The cash flows were discounted to present value using reporting unit specific discount rates that are largely based on the Company’s external cost of equity with adjustments for risk inherent in each reporting unit. Discount rates used for the reporting units ranged from 10.1% to 14.0%. The key inputs into the discounted cash flow analysis were corroborated with market data, where available, indicating that assumptions used were within a reasonable range of observable market data.

Based on the comparison of fair value to carrying amount, as calculated using the methodology summarized above, fair value exceeded carrying amount in the U.S. Card, International, and Local Banking reporting units as of the Company’s annual testing date; therefore, the goodwill of those reporting units was considered not impaired, and the second step of impairment testing was unnecessary. However, all others factors held constant, a 7% decline in the fair value of the Local Banking reporting unit, a 19% decline in the fair value the U.S. Card reporting unit and a 5% decline in the fair value of the International reporting unit would have caused the carrying amount for those reporting units to be in excess of fair value which would require the second step to be performed. The Auto Finance reporting unit, with a $1.4 billion carrying amount of goodwill as of the testing date, failed the first step as fair value was less than carrying amount by $909.7 million, requiring it to move to the second step of the goodwill impairment test. Based on the results of the second step, a loss of $810.9 million ($804.4 million after tax) was recognized for the year-ended December 31, 2008. The impairment was primarily a result of a reduced estimate of the fair value of the Auto Finance reporting unit due to fourth quarter business decisions to scale back that business.

During the fourth quarter of 2008 and continuing into 2009, our stock price, along with the stock prices of others in the financial services industry, declined significantly, resulting in a decline in our market capitalization subsequent to our annual goodwill impairment testing date. While this decline did not result in further goodwill impairment in 2008, the Company will continue to regularly monitor its market capitalization, overall economic conditions and other events or circumstances that might result in an impairment of goodwill in the future.

In the third quarter of 2007, the Company shutdown mortgage origination operations at its wholesale mortgage banking unit, GreenPoint. As a result of the closure of the mortgage originations business, a goodwill impairment loss of $650.0 million ($646.0 million after tax) was recognized as part of discontinued operations.

For the years ended December 31, 2008 and 2007, no additional impairment of goodwill was required to be recognized.

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Discontinued Operations	Total
Balance at December 31, 2006	$2,278,880	$1,623,928	$9,732,627	$—	$13,635,435
Transfers	3,954,025	5,128,602	(9,732,627)	650,000	—
Adjustments	—	(148,339)	—	—	(148,339)
Disposals	—	(9,151)	—	(650,000)	(659,151)
Foreign currency translation	2,795	—	—	—	2,795

Balance at December 31, 2007	$6,235,700	$6,595,040	$—	$—	$12,830,740
Impact of reporting structure reorganization	(87,848)	87,848	—	—	—
Goodwill impairment	(810,876)	—	—	—	(810,876)
Other adjustments	—	(21,700)	—	—	(21,700)
Foreign currency translation	(33,677)	—	—	—	(33,677)

Balance at December 31, 2008	$5,303,299	$6,661,188	$—	$—	$11,964,487

				Other National Lending sub-segments
National Lending Detail	U.S. Card	Global Financial Services	Other National Lending	Auto Finance	International	National Lending Total
Balance at December 31, 2006	$762,284	$752,948	$763,648	$763,648	$—	$2,278,880
Transfers	2,242,896	1,044,389	666,740	666,740		3,954,025
Foreign currency translation		2,795				2,795
Balance at December 31, 2007	$3,005,180	$1,800,132	$1,430,388	$1,430,388	$—	$6,235,700
Impact of reporting structure reorganization	756,138	(1,800,132)	956,146	—	956,146	(87,848)
Goodwill impairment	—	—	(810,876)	(810,876)	—	(810,876)
Foreign currency translation	—	—	(33,677)	—	(33,677)	(33,677)

Balance at December 31, 2008	$3,761,318	$—	$1,541,981	$619,512	$922,469	$5,303,299

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

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,320,000	$(497,178)	$822,822	9.1 years
Lease intangibles	44,862	(16,695)	28,167	18.9 years
Trust intangibles	10,500	(3,326)	7,174	14.9 years
Other intangibles	7,947	(3,850)	4,097	9.9 years

Total	$1,383,309	$(521,049)	$862,260

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,320,000	$(305,606)	$1,014,394	10.1 years
Lease intangibles	44,862	(9,725)	35,137	19.9 years
Trust intangibles	10,500	(2,330)	8,170	15.9 years
Other intangibles	7,949	(2,836)	5,113	10.9 years

Total	$1,383,311	$(320,497)	$1,062,814

Intangibles are amortized on an accelerated basis over their respective estimated useful lives. Intangible assets are recorded in Other assets on the balance sheet. Amortization expense related to purchase accounting intangibles totaled $200.6 million and $221.4 million for the years ended December 31, 2008 and 2007, respectively. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 9.4 years.

The following table summarizes the Company’s estimated future amortization of intangibles:

Year Ended December 31	Estimated Future Amortization Amounts
2009	$178,230
2010	$156,476
2011	$135,546
2012	$114,480
2013	$93,104

Note 8

Deposits and Borrowings

Borrowings as of December 31, 2008 and 2007 were as follows:

	2008		2007(1)
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Deposits
Non-interest bearing deposits	$11,293,852	N/A	$11,046,549	N/A
Interest-bearing deposits(1)	97,326,937	2.64%	71,714,627	3.67%

Total deposits	$108,620,789		$82,761,176

Senior and subordinated notes
Bank notes—fixed rate	$1,923,426	5.97%	$3,525,699	5.49%
Corporation-fixed rate	5,355,591	6.03%	6,087,007	5.75%
Corporation-variable rate	1,029,826	2.47%	1,100,000	5.43%

Total senior and subordinated notes	$8,308,843		$10,712,706

Other borrowings
Secured borrowings	$7,510,838	2.63%	$13,067,562	4.60%
Junior subordinated debentures	1,648,268	7.38%	1,645,656	7.39%
FHLB advances	4,877,179	2.85%	6,841,789	4.63%
Federal funds purchased and resale agreements	832,961	0.01%	683,186	3.19%
Other short-term borrowings(1)	402	N/A	4,574,776	5.88%

Total other borrowings	$14,869,648		$26,812,969

(1)	Certain prior period amounts have been reclassified to conform with current period presentation.

Deposits

Interest-Bearing Deposits

As of December 31, 2008, the Company had $97.3 billion in interest-bearing deposits of which $11.3 billion represents large denomination certificates of $100 thousand or more. As of December 31, 2007, the Company had $71.7 billion in interest-bearing deposits of which $10.0 billion represents large denomination certificates of $100 thousand or more.

Borrowings

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $1.8 billion and $3.2 billion outstanding at December 31, 2008 and 2007. Prior to the establishment of the Senior and Subordinated Global Bank Note Program, COBNA issued senior unsecured debt through its $8.0 billion Senior Domestic Bank Note Program, of which zero and $168.0 million was outstanding at December 31, 2008 and 2007, respectively. COBNA did not renew the Senior Domestic Bank Note Program or future issuances following the establishment of the Senior and Subordinated Global Bank Note Program.

Prior to 2008, the Company issued senior and subordinated notes that as of December 31, 2008 had a par amount outstanding of $7.7 billion. The outstanding balance of senior and subordinated bank notes in the table above include $605 million and $104 million related to fair value accounting hedges at December 31, 2008 and 2007, respectively. See Note 17 for a further discussion of fair value interest rate hedges. The weighted average stated rate included in the table above is before the impact of these interest rate derivatives.

None of the senior and subordinated notes outstanding at December 31, 2008 are callable. During 2008, securities totaling $1.8 billion were called or matured.

During 2008, the Company repurchased approximately $1.1 billion of certain senior unsecured notes, recognizing a gain of approximately $53.3 million in non-interest income.

In September 2007, the Company issued $1.5 billion of 6.75% senior notes due September 15, 2017.

In December 2006, in connection with the North Fork acquisition, the Company assumed $150.0 million of 9.25% subordinated notes due October 1, 2010, $350.0 million of 3.20% senior notes due June 6, 2008, $350.0 million of 5.875% fixed rate subordinated notes due August 15, 2012 and $150.0 million of 5.00% fixed rate subordinated loans due August 15, 2012. The senior notes due June 6, 2008 were repaid at maturity.

In September 2006, the Company issued $1.1 billion of floating rate senior notes due September 10, 2009 and $1.1 billion of 5.7% senior notes due September 15, 2011.

In August 2006, the Company issued $1.0 billion aggregate principal amount of 6.15% subordinated notes due September 1, 2016.

Corporation Shelf Registration Statement

As of December 31, 2008, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years. The Automatic Shelf Registration Statement must be updated by May 2009 to remain effective.

Other Borrowings

Secured Borrowings

The Company issued securitizations in which it transfers pools of consumer loans that are accounted for as secured borrowings at December 31, 2008. The agreements were entered into between 2005 and 2007, relating to the transfers of pools of consumer loans totaling $25.1 billion. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred consumer loans. The secured borrowings accrue interest at fixed and variable rates and mature between April 2009 and May 2011, or earlier depending upon the repayment of the underlying consumer loans. At December 31, 2008 and 2007, $7.5 billion and $13.1 billion, respectively, of the secured borrowings were outstanding. See Note 18, for further discussion of secured borrowings.

Junior Subordinated Debentures

At both December 31, 2008 and 2007, the Company had junior subordinated debentures outstanding with a par amount of $1.6 billion.

The Company had previously established special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated deferrable interest debentures issued by the Company. Prior to FIN 46(R), these trusts were consolidated subsidiaries of the Company. As a result of the adoption of FIN 46(R), the Company deconsolidated all such special purpose trusts, as the Company is not considered to be the primary beneficiary.

During 2008, no securities were called or matured and there were no new issuances.

During 2007, securities totaling $450.0 million were called or matured, including $150 million of junior subordinated debentures issued prior to 2006. In February 2007, the Company issued $500.0 million aggregate principal amount of junior subordinated debentures that are scheduled to mature on February 17, 2037 and are callable beginning February 17, 2032. The debentures bear interest at a rate of 6.745% until February 17, 2032, at which time they become floating rate through to the scheduled maturity date.

In December 2006, in connection with the North Fork acquisition, the Company assumed $100.0 million of 8.70% junior subordinated debentures due December 15, 2026 and $200.0 million of 9.10% junior subordinated debentures due June 1, 2027. These junior subordinated debentures were called during 2007, as noted above, resulting in a $17.4 million gain. In addition, the Company assumed $100.0 million of 8.0% junior subordinated debentures due December 15, 2027 and $45.0 million of 8.17% junior subordinated debentures due May 1, 2028. These junior subordinated debentures remain outstanding at December 31, 2008 and are callable beginning March 23, 2009.

In August 2006, the Company issued $650.0 million aggregate principal amount of 7.686% junior subordinated debentures that are scheduled to mature on August 15, 2036.

In June 2006, the Company issued $345.0 million aggregate principal amount of 7.5% junior subordinated debentures that are scheduled to mature on June 15, 2066 and are callable beginning June 15, 2011.

FHLB Advances

The Company utilizes FHLB advances which are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB advances outstanding were $4.9 billion and $6.8 billion at December 31, 2008 and 2007, respectively and include fixed and variable rate advances. FHLB stock totaled $267.5 million and $424.6 million at December 31, 2008 and 2007, respectively and is included in Other assets.

Other Short-Term Borrowings

Revolving Credit Facility

In June 2004, the Company terminated its Domestic Revolving and Multicurrency Credit Facilities and replaced them with a new revolving credit facility (“Credit Facility”) providing for an aggregate of $750.0 million in unsecured borrowings from various lending institutions to be used for general corporate purposes. On April 30, 2007, the Credit Facility was terminated.

Collateralized Revolving Credit Facilities

In March 2002, the Company entered into a revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility I”). As of December 31, 2008, the Capital One Auto Loan Facility I had the capacity to issue up to $1.05 billion in secured notes. The Capital One Auto Loan Facility I has multiple participants each with separate renewal dates. The facility does not have a final maturity date. Instead, each participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The outstanding borrowings of the Capital One Auto Loan Facility I was paid down in full in January 2008.

In March 2005, the Company entered into a second revolving warehouse credit facility collateralized by a security interest in certain auto loan assets (the “Capital One Auto Loan Facility II”). As of December 31, 2008, the Capital One Auto Loan Facility II had the capacity to issue up to $0.5 billion in secured notes. The facility does not have a final maturity date. Instead, the participant may elect to renew the commitment for another set period of time. Interest on the facility is based on commercial paper rates. The outstanding borrowings of the Capital One Auto Loan Facility II was paid down in full in January 2008.

Interest-bearing time deposits, senior and subordinated notes and other borrowings as of December 31, 2008, mature as follows:

	Interest- Bearing Time Deposits(1)	Senior and Subordinated Notes	Other Borrowings	Total
2009	$16,285,419	$1,447,245	$4,995,418	$22,728,082
2010	14,495,385	687,800	8,064,202	23,247,387
2011	5,014,780	938,711	467	5,953,958
2012	1,895,750	663,448	292	2,559,490
2013	6,819,147	820,187	8,616	7,647,950
Thereafter	2,615,201	3,751,452	1,800,653	8,167,306

Total	$47,125,682	$8,308,843	$14,869,648	$70,304,173

(1)	Includes only those interest bearing deposits which have a contractual maturity date.

Note 9

Stock Plans

The Company has two active stock-based compensation plans, one employee plan and one non-employee director plan. Under the plans, the Company reserves common shares for issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance share units.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for the Company’s active stock-based compensation plan as of December 31, 2008, 2007 and 2006. No shares are currently reserved in the 1999 Non-Employee Directors Stock Incentive Plan and the ability to issue grants from that plan will terminate on April 28, 2009. The ability to issue grants from other plans was terminated in 2004.

		Available For Issuance
Plan Name	Shares Reserved	2008	2007	2006
2004 Stock Incentive Plan	20,000,000	4,505,558	7,862,529	12,287,294
1999 Non-Employee Directors Stock Incentive Plan	825,000	—	98,121	134,600

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

The Company recognizes compensation expense on a straight line basis over the entire award’s vesting period for any awards with graded vesting. Total compensation expense recognized for share based compensation during the years 2008, 2007 and 2006 was $112.2 million, $230.0 million and $211.1 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the years 2008, 2007 and 2006 was $39.3 million, $80.5 million and $73.9 million, respectively.

Stock option expense is based on per option fair values, estimated at the grant date using a Black-Scholes option-pricing model. The fair value of options granted during 2008, 2007 and 2006 was estimated using the weighted average assumptions summarized below:

Assumptions	2008	2007	2006
Dividend yield (1)	3.20%	1.53%	.13%
Volatility factors of stock’s expected market price	28%	27%	29%
Average risk-free interest rate	2.89%	4.05%	4.68%
Expected option lives (in years)	5.0	4.5	4.5

(1)	In 2008, the Company paid dividends at the rate of $1.50 per share. Previously, the Company paid dividends at the rate of $0.11 per share

A summary of option activity under the plans as of December 31, 2008, and changes during the year then ended is presented below:

	Options (thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding January 1, 2008	25,504	$58.90
Granted	3,243	48.91
Exercised	(1,921)	37.25
Cancelled	(2,999)	59.03

Outstanding December 31, 2008	23,827	$59.18	4.9 years	$2.2

Exercisable December 31, 2008	15,971	$57.60	3.2 years	$2.2

At December 31, 2008, the number, weighted average exercise price, aggregate intrinsic value and weighted average remaining contractual terms of options vested and expected to vest approximate amounts for options outstanding. The weighted-average fair value of options granted during the years 2008, 2007 and 2006 was $9.94, $16.31 and $26.94, respectively. Cash proceeds from the exercise of stock options were $71.4 million, $224.1 million and $182.3 million for 2008, 2007 and 2006, respectively. Tax benefits realized from the exercise of stock options were $9.4 million for 2008. The total intrinsic value of options exercised during the years 2008, 2007 and 2006 was $27.0 million, $174.4 million, and $143.1 million, respectively.

A summary of 2008 activity for restricted stock awards and units is presented below:

	Shares (000)	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2008	2,946	$68.44
Granted	1,329	$49.33
Vested	(719)	$76.06
Cancelled	(328)	$64.71

Unvested December 31, 2008	3,228	$59.37

The weighted-average grant date fair value of restricted stock granted for the years 2008, 2007 and 2006 was $49.33, $64.63 and $82.54, respectively. The total fair value of restricted stock vesting during the years 2008, 2007 and 2006 was $33.8 million, $79.6 million and $100.9 million, respectively. At December 31, 2008 there was unrecognized compensation cost for unvested restricted awards of $83.4 million. That cost is expected to be recognized over the next 3 years.

Cash equity units vesting during the years ended December 31, 2008 and 2007 resulted in cash payments to associates of $30.1 million in both years. These cash payments reflect the number of units vesting priced at the Company’s stock price as of the vest date. At December 31, 2008 there was unrecognized compensation cost for unvested cash equity units of $25.4 million, based on the average quarterly stock price. That cost is expected to be recognized over the next 3 years.

2009 CEO Grant

In January 2009, the Company’s Board of Directors approved a compensation package for the Company’s CEO. This package included an opportunity to receive from 0% to 200% of the target number of 95,239 shares of the Company’s common stock based on the Company’s performance over the three-year period from January 1, 2009 through December 31, 2011. The package also included a grant of 970,403 nonstatutory stock options at an exercise price of $18.28 per share. The options will become fully exercisable on January 29, 2012. Both awards are subject to restrictions regarding sale or transfer of the shares received until the earlier of the date on which the U.S. Treasury no longer holds any shares of the preferred stock that the Company issued under the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (“CPP”) or one year after retirement from the Company. Compensation expense of $6.0 million related to these awards will be recognized in 2009 under SFAS 123R.

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

Accelerated Vesting Option Grants

Entrepreneur Grant IV

In April 1999, the Company’s Board of Directors approved a stock option grant to senior management (“Entrepreneur Grant IV”). This grant was originally composed of 7,636,107 options to certain key managers (including 1,884,435 options to the Company’s CEO and former COO) with an exercise price equal to the fair market value on the date of grant. The CEO and former COO gave up their salaries for the year 2001 and their annual cash incentives, annual option grants and Senior Executive Retirement Plan contributions for the years 2000 and 2001 in exchange for their Entrepreneur Grant IV options. Other members of senior management had the opportunity to give up all potential annual stock option grants for 1999 and 2000 in exchange for this one-time grant. All performance-based option accelerated vesting provisions lapsed during 2004; as such the options will now vest in accordance with the ultimate vesting provisions. Fifty-percent of the stock options held by middle management vested on April 29, 2005, and the remainder vested on April 29, 2008. In 2003, the former COO’s options associated with Entrepreneur Grant IV were forfeited in accordance with the terms of the employment agreement between the former COO and the Company. Options under this grant qualify as fixed as defined by APB 25, accordingly no compensation expense was recognized.

Associate Stock Purchase Plan

The Company maintains an Associate Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is a compensatory plan under SFAS 123R; accordingly the Company recognized $4.3 million, $5.2 million and $4.8 million in compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

Under the Purchase Plan, associates of the Company are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of unissued common or treasury stock of the Company at 85% of the current market price. Shares may also be acquired on the market. An aggregate of 8.0 million common shares has been authorized for issuance under the 2002 Associate Stock Purchase Plan, of which 4.6 million shares were available for issuance as of December 31, 2008.

Dividend Reinvestment and Stock Purchase Plan

In 2002, the Company implemented its dividend reinvestment and stock purchase plan (“2002 DRP”), which allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments. The Company has 7.5 million shares available for issuance under the 2002 DRP at December 31, 2008.

Employee Stock Ownership Plan

The Company has an internally leveraged employee stock ownership plan (“ESOP”) in which substantially all former employees of Hibernia participate. In accordance with the merger agreement with Hibernia, assets of the ESOP trust were allocated solely for the benefit of participants who were employees of Hibernia and its subsidiaries immediately prior to the merger date. The ESOP trust owned 924,443 and 1,012,658 shares of common stock at December 31, 2008 and December 31, 2007, respectively. The Company makes annual contributions to the ESOP in an amount determined by the Company’s Board of Directors (or a committee authorized by the Board of Directors), but at least equal to the ESOP’s minimum debt service less dividends received by the ESOP. Dividends received by the ESOP in 2008 were used to pay debt service. As of December 31, 2008, the debt had been fully repaid.

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

Compensation expense of $4.4 million and $6.2 million relating to the ESOP was recorded by the Company for the years ended December 31, 2008 and December 31, 2007, respectively. The ESOP held 924,443 and 842,751 allocated shares at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, there were no shares held in suspense. At December 31, 2007, there were 169,907 shares held in suspense with a fair value of $8.0 million.

Note 10

Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share

Preferred Shares

On November 14, 2008 the Company entered into an agreement (the “Securities Purchase Agreement”) to issue 3,555,199 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $0.01 per share ( the “Series A Preferred Stock”), to the United States Department of the Treasury (“U.S. Treasury”) as part of the Company’s participation in the CPP, having a liquidation amount per share equal to $1,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering.” The American Recovery and Reinvestment Act includes provisions that would allow the Company to redeem the Series A Preferred Stock using proceeds other than those received from a “qualified equity offering’ under certain circumstances and with regulatory approval. After three years, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting.

In addition, the Company issued a warrant (the “Warrant”) to purchase 12,657,960 of the Company’s common shares to the U.S. Treasury as part of the Securities Purchase Agreement. The Warrant has an exercise price of $42.13 per share. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the U.S. Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Securities Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

The Company received proceeds of $3.55 billion for the Series A Preferred Stock and the Warrant. The Company allocated the proceeds based on a relative fair value basis between the Series A Preferred Stock and the Warrant, recording $3.06 billion and $491.5 million, respectively. Fair value of the preferred stock was estimated using independent quotes from third party sources who considered the structure, subordination and size of the preferred stock issuance in comparison to the trust preferred securities issued by special purpose trusts established by the Company. Fair value of the stock warrant was estimated using a pricing model with the most significant assumptions being the forward dividend yield and implied volatility of the Company’s stock price. The $3.06 billion of Series A Preferred Stock is net of a discount of $491.5 million. The discount will be accreted to the $3.55 billion liquidation preference amount over a five year period. The accretion of the discount and dividends on the preferred stock reduce net income available to common shareholders.

The Company is subject to a number of restrictions as a result of participation in the CPP. Among these are restrictions on dividend payments to common shareholders and restrictions on share repurchases. If the Series A Preferred Stock has not been redeemed by November 14, 2011 or the U.S. Treasury has not transferred the Series A Preferred Stock to a third party, the consent of the U.S Treasury will be required to (1) declare or pay any dividend or make any distribution on the Company’s common stock (other than regular quarterly cash dividends of not more than $0.375 per share of common stock) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.

Common Shares

Secondary Equity Offering

On September 30, 2008, the Company raised $760.8 million through the issuance of 15,527,000 shares of common stock at $49 per share.

Share Repurchases

On January 31, 2008, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. The Company did not repurchase any shares during 2008 under this authorization due to market conditions. Any future repurchases are subject to the conditions of the Securities Purchase Agreement entered into with the U.S. Treasury as noted above. The Company has no intention to repurchase shares at this time.

On January 25, 2007, the Company announced a $3.0 billion share repurchase program. On March 12, 2007, the Company entered into a $1.5 billion accelerated share repurchase (“ASR”) agreement with Credit Suisse, New York Branch (“CSNY”). Under the ASR agreement, the Company purchased $1.5 billion of its $.01 par value common stock at an initial price of $73.57 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 2, 2007, the effective date of the agreement. The ASR program was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted EPS on the effective date of the agreement. The forward stock purchase contract was classified as an equity instrument and was deemed to have a fair value of $0 at the effective date.

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

Other Comprehensive Income

The following table presents the cumulative balances of the components of other comprehensive income, net of deferred tax of $521.7 million, $4.9 million, and $14.3 million as of December 31, 2008, 2007 and 2006, respectively:

As of December 31	2008	2007	2006
Net unrealized (losses) gains on securities(1)	$(796,088)	$9,279	$(47,134)
Net unrecognized elements of defined benefit plans	(42,586)	32,846	3,439
Foreign currency translation adjustments	(227,650)	375,258	291,759
Unrealized (losses) gains on cash flow hedging instruments	(154,311)	(102,135)	18,116
Initial application of the measurement date provisions of FAS 158	(1,161)	—	—

Total cumulative other comprehensive income	$(1,221,796)	$315,248	$266,180

(1)	Includes net unrealized gains (losses) on securities available for sale, retained subordinated tranches and pension securities.

During 2008, 2007 and 2006, the Company reclassified $9.0 million, $34.7 million and $10.1 million, respectively, of net gains, after tax, on derivative instruments from cumulative other comprehensive income into earnings.

During 2008, 2007 and 2006, the Company reclassified $11.1 million, $28.3 million, and $(81.9) million, respectively, of net gains (losses) on sales of securities, after tax, from cumulative other comprehensive income into earnings.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31
(Shares in Thousands)	2008	2007	2006
Numerator:
Income from continuing operations, net of tax	$84,517	$2,591,719	$2,426,377
Loss from discontinued operations, net of tax	(130,515)	(1,021,387)	(11,884)

Net income (loss)	$(45,998)	$1,570,332	$2,414,493

Preferred stock dividends and accretion of discount	$(32,723)	$—	$—

Net income (loss) available to common shareholders	$(78,721)	$1,570,332	$2,414,493

Denominator:
Denominator for basic earnings per share-Weighted-average shares	376,282	390,287	309,584
Effect of dilutive securities (1):
Stock options	394	4,327	6,171
Contingently issuable shares	—	192	—
Restricted stock and units	991	739	1,268

Dilutive potential common shares	1,385	5,258	7,439

	Year Ended December 31
(Shares in Thousands)	2008	2007	2006
Denominator for diluted earnings per share-Adjusted weighted-average shares	377,667	395,545	317,023
Basic earnings per share
Income from continuing operations	$0.14	$6.64	$7.84
Loss from discontinued operations	(0.35)	(2.62)	(0.04)

Net income (loss)	$(0.21)	$4.02	$7.80

Diluted earnings per share
Income from continuing operations	$0.14	$6.55	$7.65
Loss from discontinued operations	(0.35)	(2.58)	(0.03)

Net income (loss)	$(0.21)	$3.97	$7.62

(1)	Excluded from the computation of diluted earnings per share was 27.7 million, 7.4 million and 4.5 million securities during 2008, 2007 and 2006, respectively, because their inclusion would be antidilutive.

Note 11

Retirement Plans

Defined Contribution Plan

The Company sponsors a contributory Associate Savings Plan in which substantially all full-time and certain part-time associates are eligible to participate. The Company makes contributions to each eligible associate’s account, matches a portion of associate contributions and makes discretionary contributions based upon the Company meeting a certain earnings per share target or other performance metrics. The Company’s contributions to this plan amounted to $110.3 million, $73.6 million and $70.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company sponsors other defined contribution plans that were assumed through recent acquisitions. These plans were all merged into the Company’s Associate Savings Plan at the end of 2007. As a result, there were no contributions of cash and shares of the Company’s common stock to these plans in 2008. In prior years, contributions of cash and shares of the Company’s common stock totaled $35.6 million and $12.6 million for the years ended December 31, 2007 and 2006, respectively, were made to these plans.

Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans and other postretirement benefit plans. Pension plans include a legacy frozen cash balance plan and plans assumed in the North Fork acquisition, including two qualified defined benefit pension plans and several non-qualified defined benefit pension plans. The Company’s legacy pension plan and the two qualified pension plans from the North Fork acquisition were merged into a single plan effective December 31, 2007. Other postretirement benefit plans including a legacy plan and plans assumed in the Hibernia and North Fork acquisitions, all of which provide medical and life insurance benefits, were merged into a single plan effective January 1, 2008.

The Company’s pension plans and the other postretirement benefit plans were valued using a December 31 measurement date.

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

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$207,926	$220,741	$59,783	$84,210
Impact of adopting the measurement date provisions of SFAS 158	—	—	906	—
Service cost	2,500	15,014	1,687	8,823
Interest cost	11,941	12,034	3,605	4,678
Plan participant contributions	—	—	635	532
Benefits paid	(11,340)	(20,028)	(4,468)	(4,218)
Net actuarial loss (gain)	3,381	(16,285)	11,552	(10,714)
Amendments	—	363	—	(22,074)
Curtailments	—	(8,808)	—	(1,454)
Settlements	(24,657)	—	—	—

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Special termination benefits	—	4,895	—	—
Benefit obligation at end of year	$189,751	$207,926	$73,700	$59,783

Change in plan assets:
Fair value of plan assets at beginning of year	$308,335	$303,726	$8,356	$7,682
Actual return on plan assets	(80,678)	23,757	(1,375)	674
Employer contributions	945	880	3,833	3,686
Plan participant contributions	—	—	635	532
Settlements	(24,657)	—	—	—
Benefits paid	(11,340)	(20,028)	(4,468)	(4,218)

Fair value of plan assets at end of year	$192,605	$308,335	$6,981	$8,356

Funded status at end of year	$2,854	$100,409	$(66,719)	$(51,427)

Balance Sheet Presentation:
Other assets	$13,316	$111,013	$—	$—
Other liabilities	(10,462)	(10,604)	(66,719)	(51,427)

Net amount recognized at end of year	$2,854	$100,409	$(66,719)	$(51,427)

Accumulated benefit obligation at end of year	$189,751	$207,926	n/a	n/a

Components of net periodic benefit cost:
Service cost	$2,500	$15,014	$1,687	$8,373
Interest cost	11,941	12,034	3,605	4,678
Expected return on plan assets	(21,091)	(21,688)	(608)	(574)
Amortization of transition obligation, prior service credit, and net actuarial loss	—	188	(7,959)	(4,308)
Curtailment gain	—	(8,483)	—	(1,454)
Special termination benefits	—	4,895	—	—
Settlement loss recognized	10,829	—	—	—

Net periodic benefit cost	$4,179	$1,960	$(3,275)	$6,715

Changes recognized in other comprehensive income, pretax:
Transition obligation	$—	$—	$—	$276
Prior service (cost) credit	—	(363)	—	21,798
Net actuarial gain (loss)	(105,150)	18,354	(13,535)	10,814
Reclassification adjustments for amounts recognized in net periodic benefit cost	10,829	511	(9,748)	(4,308)

Total recognized in other comprehensive income	$(94,321)	$18,502	$(23,283)	$28,580

During 2008, the Company recognized a settlement within the qualified pension plan due to making lump-sum cash payments to former employees of GreenPoint’s mortgage origination operations in exchange for their rights to receive specified pension benefits.

During 2007, the Company recognized curtailments attributable to the freezing of one of the qualified plans assumed in the North Fork acquisition and to the termination of employees in the closure of GreenPoint’s mortgage origination operations. Special termination benefits in 2007 relate to the Company’s offering of immediate vesting in pension benefits to eligible employees who were terminated in the closure of GreenPoint’s mortgage origination operations. The $22.1 million reduction in other postretirement benefit obligation from plan amendments in 2007 relates to the Company’s decision to begin phasing out its contributions toward retiree health care costs so that employees becoming retirement eligible in 2013 and later years will receive no employer contributions.

Pre tax amounts recognized in cumulative other comprehensive income that have not yet been recognized as a component of net periodic benefit cost consist of:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Transition obligation	$—	$—	$—	$—
Prior service credit	—	—	22,312	31,940
Net actuarial gain (loss)	(78,746)	15,574	(8,797)	4,858

Cumulative other comprehensive income	$(78,746)	$15,574	$13,515	$36,798

Pretax amounts in cumulative other comprehensive income that are expected to be recognized as decreases (increases) of net periodic benefit cost for the year ending December 31, 2009 consist of:

	Pension Benefits	Postretirement Benefits
Prior service cost (credit)	$—	$(7,839)
Net actuarial loss (gain)	5,750	—

Total	$5,750	$(7,839)

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

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Benefit obligation	$189,751	$207,926	$73,700	$59,783
Fair value of plan assets	$192,605	$308,335	$6,981	$8,356

The following table presents weighted-average assumptions used in the accounting for the plans:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Assumptions for benefit obligations at measurement date:
Discount rate	6.3%	6.2%	6.3%	6.3%
Rate of compensation increase	n/a	n/a	n/a	n/a

Assumptions for periodic benefit cost for the year ended:
Discount rate	6.3%	5.6%	6.3%	5.7%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	7.5%
Rate of compensation increase	n/a	4.0%	n/a	n/a

Assumptions for year-end valuations:
Health care cost trend rate assumed for next year	n/a	n/a	9.4%	9.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	4.5%	5.0%
Year the rate reaches the ultimate trend rate	n/a	n/a	2028	2017

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	2008		2007
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$7,752	$(6,533)	$5,684	$(4,817)
Effect on total service and interest cost components	$698	$(579)	$1,780	$(1,459)

Plan Assets

The qualified defined benefit pension plan asset allocations as of the annual measurement dates are as follows:

	2008	2007
Equity securities	65%	70%
Debt securities	34%	30%
Other	1%	—

Total	100%	100%

The investment guidelines provide the following asset allocation targets and ranges: domestic equity target of 50% and allowable range of 45% to 55%, international equity target of 20% and allowable range of 15% to 25%, and domestic debt securities target of 30% and allowable range of 25% to 40%.

Expected future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
2009	$16,169	$3,497
2010	15,037	3,824
2011	15,225	4,182
2012	15,399	4,367
2013	14,377	4,853
2014 - 2018	68,878	29,610

In 2009, $0.9 million in contributions are expected to be made to the pension plans, and $3.5 million in contributions are expected to be made to the other postretirement benefit plans.

Note 12

Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the consolidated balance sheet.

	December 31, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale	$291,907	$28,331,103	$2,380,261	$31,003,271
Other assets
Mortgage servicing rights	—	—	150,544	150,544

	December 31, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Derivative receivables(1)	8,020	1,768,902	59,895	1,836,817
Retained interests in securitizations	—	—	1,470,385	1,470,385

Total Assets	$299,927	$30,100,005	$4,061,085	$34,461,017

Liabilities
Other liabilities
Derivative payables(1)	$937	$1,260,062	$60,672	$1,321,671

Total Liabilities	$937	$1,260,062	$60,672	$1,321,671

(1)	The Company does not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. All Level 3 instruments presented in the table were carried at fair value prior to the adoption of SFAS 159.

Level 3 Instruments Only

	Year ended December 31, 2008
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2008	$217,428	$247,589	$8,962	$1,295,498	$8,631
Total realized and unrealized gains (losses):
Included in earnings	18	(72,516)	33,442	(187,934)	34,072
Included in other comprehensive income	(696,601)	—	—	(57,259)	—
Purchases, issuances and settlements	180,631	(24,529)	17,491	420,080	17,969
Transfers into Level 3(4)	2,678,785	—	—	—	—

Balance, December 31, 2008	$2,380,261	$150,544	$59,895	$1,470,385	$60,672

Change in unrealized gains (losses) included in earnings related to financial instruments held at December 31, 2008	$—	$(72,516)	$33,442	$(41,055)	$34,072

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
(2)	An end of quarter convention is used to measure derivative activity, resulting in end of quarter values being reflected as purchases, issuances and settlements for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income.
(3)	An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.
(4)	Level 3 assets increased $2.7 billion for the year ended December 31, 2008, due primarily to the reclassification of AAA rated non-agency mortgage backed securities backed by prime jumbo collateral. The ongoing capital markets dislocation has decreased new issuance and secondary trading volumes for many fixed income markets. This lower level of activity makes it increasingly difficult to find consistent pricing of many fixed income securities. The pricing of our prime jumbo non-agency mortgage-backed securities continued to exhibit a variation that was outside of our Level 2 assets policy tolerances. Consequently, we reassigned additional securities to Level 3.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2008 and still held on the consolidated balance sheet at December 31, 2008, the following table provides the fair value measures by level of valuation assumptions used and the amount of fair value adjustments recorded in earnings for those assets in 2008. Fair value adjustments for mortgage loans held for sale are recorded in other non-interest expense and fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value	Total Losses in 2008
	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$—	$68,462	$—	$68, 462	$14,386
Loans held for investment	—	64,737	142,768	207,505	62,747

Total	$—	$133,199	$142,768	$275,967	$77,133

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$7,491,343	$7,491,343	$4,821,409	$4,821,409
Securities available for sale	31,003,271	31,003,271	19,781,587	19,781,587
Mortgage loans held for sale	68,462	68,462	315,863	315,863
Loans held for investment	101,017,771	86,370,194	101,805,027	104,822,251
Interest receivable	827,909	827,909	839,317	839,317
Accounts receivable from securitization	6,342,754	6,342,754	4,717,879	4,717,879
Derivatives	1,836,817	1,836,817	563,272	563,272
Mortgage servicing rights	150,544	150,544	247,589	247,589

Financial Liabilities
Non-interest bearing deposits	$11,293,852	$11,293,852	$11,046,549	$11,046,549
Interest-bearing deposits	97,326,937	98,031,913	71,714,627	70,528,579
Senior and subordinated notes	8,308,843	6,922,300	10,712,706	10,141,310
Other borrowings	14,869,648	12,948,145	26,812,969	26,290,579
Interest payable	676,398	676,398	631,609	631,609
Derivatives	1,321,671	1,321,671	529,390	529,390

The following describes the valuation techniques used in estimating the fair value of the Company’s financial instruments as of December 31, 2008 and 2007. At December 31, 2008, the Company applied the provisions of SFAS 157 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Securities available for sale

Quoted prices in active markets are used to measure the fair value of U.S Treasury securities. For other investment categories, the Company engages third party pricing services to provide fair value measurements. The techniques used by the pricing services utilize observable market data to the extent available. The Company corroborates the pricing obtained the pricing services though comparison of pricing to additional sources, including other pricing services, securities dealers, and internal sources.

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

Mortgage loans held for sale

Mortgage loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of December 31, 2008 and December 31, 2007 approximates fair value.

Loans held for investment

The fair values of credit card loans, installment loans, auto loans, mortgage loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The decrease in fair value below carrying amount at December 31, 2008 is primarily due to the significant level of illiquidity in the secondary market experienced during 2008. The most significant discounts to carrying amount were seen in the Company’s commercial and mortgage portfolios.

Commercial loans are considered impaired in accordance with the provisions of SFAS 114 when it is probable that all amounts due in accordance with the contractual terms will not be collected. From time to time, the Company records nonrecurring fair value adjustments to reflect the fair value of the loan’s collateral. See table within “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” above.

Interest receivable

The carrying amount approximates the fair value of this asset due to its relatively short-term nature.

Accounts receivable from securitizations

Retained interests in securitizations include the interest-only strip, retained senior tranches, retained subordinated notes, cash reserve accounts and cash spread accounts. The Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, discount rates including adjustments for liquidity, and contractual interest and fees. Other retained interests related to securitizations are carried at cost, which approximates fair value.

Derivative Assets

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

Mortgage servicing rights

MSRs do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment spreads, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. Since the adoption of SFAS 156 in 2007, the Company records MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in Note 13.

Financial Liabilities

Non-interest bearing deposits

The carrying amount approximates fair value.

Interest bearing deposits

The fair values of savings, NOW accounts and money market accounts were the amounts payable on demand at December 31, 2008 and 2007, and therefore carrying value approximates fair value. The fair value of other interest-bearing deposits, including retail, brokered, and institutional CDs, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

Other borrowings

The carrying amount of federal funds purchased and resale agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of secured borrowings was measured using the trade price for bonds that have traded recently. For others, trade information for bonds with similar duration and credit qualify was used, with adjustments based on relevant credit information of the issuer. The fair value of junior subordinated debentures was estimated using the same methodology as described for senior and subordinated notes below. The decreases in fair value of the secured borrowings and the junior subordinated debentures below carrying amounts at December 31, 2008 are primarily due to significant interest rate spreads in the auto securitization market experienced in 2008 and the significant discounts in secondary trading activity seen in junior subordinated debentures in 2008.

Senior and subordinated notes

The Company engages a third party pricing service in order to estimate the fair value of senior and subordinated notes. The pricing service utilizes a pricing model that incorporates available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models. The decrease in fair value below carrying amount at December 31, 2008 is primarily due to an increase in credit spreads across the industry only partially offset by lower interest rates.

Interest payable

The carrying amount approximates the fair value of this liability due to its relatively short-term nature.

Derivative Liabilities

Most of the Company’s derivatives are not exchange traded but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impact of Capital One’s non performance risk is considered when measuring the fair value of derivative liabilities. These derivatives are included in other liabilities on the balance sheet.

Commitments to extend credit and letters of credit

These financial instruments generally are not sold or traded. The fair value of the financial guarantees outstanding at December 31, 2008 that have been issued since January 1, 2003, was $3.5 million and was included in other liabilities. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At December 31, 2008 and 2007, there was no material unrealized appreciation or depreciation on these financial instruments.

Note 13

Mortgage Servicing Rights

MSRs are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee, and are carried at fair value; changes in fair value are recognized in mortgage servicing and other income. The Company may enter into derivatives to economically hedge changes in fair value of MSRs. The Company originally sold mortgage loans through whole loan sales transactions and in some instances the loans were subsequently securitized by the third party purchaser and transferred into a VIE. The Company typically does not have any continuing involvement other than its right to service the loans and the Company does not hold subordinate residual interests or enter into other guarantees or liquidity agreements with these structures. The Company records the MSR at estimated fair value and has no other loss exposure over and above the recorded fair value. The servicing fee does not represent a variable interest in the VIE and thus, the Company could not be deemed the primary beneficiary of these structures.

The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights during 2008 and 2007:

Mortgage Servicing Rights:	2008	2007
Balance, Beginning of period	$247,589	$252,295
Cumulative effect adjustment for the adoption of FAS 156	—	15,187
Originations	—	65,948
Sales	(2,801)	(3,340)
Change in fair value, net	(94,244)	(82,501)

Balance at December 31	150,544	247,589

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.66%	0.85%
Weighted Average Service Fee	0.28	0.28

Fair value adjustments to the MSR for the year ended December 31, 2008 and 2007 included a $21.7 million and a $56.9 million, respectively, decrease due to run-off in the serviced portfolio and a $72.5 million and $25.3 million, respectively, decrease due to changes in the valuation inputs and assumptions.

The valuation adjustments for the MSR were partially offset by changes in the fair value of economic hedging instruments of $83.9 million and $44.4 million for the year ended December 31, 2008 and 2007, respectively, which were recognized in non-interest income. For additional information on hedging activities, refer to note 17.

The significant assumptions used in estimating the fair value of the servicing assets at December 31 were as follows:

	December 31, 2008	December 31, 2007
Weighted average prepayment rate (includes default rate)	26.65%	27.62%
Weighted average life (in years)	3.2	3.4
Discount rate	11.14%	10.44%

At December 31, 2008, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $8.1 million and $15.3 million, respectively.

As of December 31, 2008, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $32.2 billion, of which $23.0 billion was serviced for investors other than the Company. As of December 31, 2007, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $42.0 billion, of which $29.4 billion was serviced for investors other than the Company.

Servicing income, which includes contractual servicing fees, late fees and ancillary fees, totaled $94.2 million, $174.3 million and $7.5 million for the year ended December 31, 2008, 2007 and 2006, respectively. In December 2006, the Company completed its acquisition of North Fork and as a result, mortgage servicing income for 2006 represents income earned from the acquisition date. Servicing income is recorded in non-interest income.

Note 14

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

The Company anticipates recording charges of approximately $30.0 million in excess of the original $300.0 million pre-tax over the course of the cost reduction initiative as the Company has extended the intiative due to the continued economic deterioration. Approximately half of these charges are related to severance benefits, while the remaining charges are associated with items such as contract and lease terminations and consolidation of facilities and infrastructure.

Restructuring expenses associated with continuing operations were comprised of the following:

	Year ended December 31, 2008	Year ended December 31, 2007
Restructuring expenses:
Employee termination benefits	$85,949	$86,714
Occupancy	2,171	6,628
Supplies and equipment	2,473	20,246
Marketing	9,052	1,057
Other	34,819	23,592

Total restructuring expenses	$134,464	$138,237

Employee termination benefits include charges for executives and charges for associates of the Company of $18.7 million and $67.2 million, respectively, for the year ended December 31, 2008.

The Company made $100.8 million and $37.2 million in cash payments for restructuring charges during the year ended December 31, 2008 and 2007, respectively, that related to employee termination benefits. Restructuring accrual activity associated with the Company’s cost initiative for the year ended December 31, 2008 and 2007 was as follows:

	Year ended December 31, 2008	Year ended December 31, 2007
Restructuring accrual activity:
Balance, beginning of period	$67,961	$—
Restructuring charges	134,464	138,237
Cash payments	(100,823)	(37,165)
Noncash write-downs and other adjustments	(8,853)	(33,111)

Balance, end of period	$92,749	$67,961

Note 15

Other Non-Interest Expense

The following table represents the components that comprise other non-interest expense:

	Year Ended December 31
	2008	2007	2006
Professional services	$805,902	$772,022	$681,535
Collections	568,552	560,075	525,680
Fraud losses	105,627	123,028	103,010
Bankcard association assessments	195,469	181,076	166,512
Core deposit intangible amortization	191,573	212,107	84,078
Other	290,751	538,527	325,820

Total	$2,157,874	$2,386,835	$1,886,635

Note 16

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, recognizing the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31
	2008	2007	2006
Current income tax provision:
Federal taxes	$1,068,846	$1,613,909	$1,188,283
State taxes	53,218	82,468	67,068
International taxes	32,014	53,721	61,661

Total current provision	$1,154,078	$1,750,098	$1,317,012

Deferred income tax provision:
Federal taxes	$(643,488)	$(462,193)	$3,678
State taxes	(3,202)	(12,318)	(25,395)
International taxes	(10,286)	2,250	(49,331)

Total deferred benefit	$(656,976)	$(472,261)	$(71,048)

Total income tax provision	$497,102	$1,277,837	$1,245,964

Income tax benefits of $31.7 million and $121.9 million in 2008 and 2007, respectively, were allocated directly to reduce goodwill from acquisitions. Income tax benefit reported in shareholders’ equity was as follows:

	Year Ended December 31
	2008	2007	2006
Foreign currency translation gains (losses)	$6,597	$2,679	$(18,033)
Net unrealized securities gains (losses)	(433,659)	25,780	16,635
Net unrealized derivative (losses) gains	28,095	(63,804)	(6,750)
Adoption of FAS 158	(317)	6,378	—
Employee stock plans	11,071	(53,041)	(77,090)
Employee retirement plans	(40,535)	17,675	1,851

Total current provision (benefit)	$(428,748)	$(64,333)	$(83,387)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense was:

	Year Ended December 31
	2008	2007	2006
Income tax at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
Resolution of federal income tax issues and audits	—	(0.31)	(1.94)
Recognition of foreign tax credits	—	(1.78)	—
Other foreign tax differences, net	1.97	(0.03)	0.40
Goodwill impairment	47.67	—	—
Other, including state taxes, net	0.83	0.14	0.47

Income taxes	85.47%	33.02%	33.93%

During 2008, 2007, and 2006, the Company’s income tax expense was reduced by $0, $12.0 million and $70.7 million, respectively, due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service (“IRS”). This reduction represented the release of previous accruals for potential audit adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	December 31
	2008	2007
Deferred tax assets:
Allowance for loan and lease losses	$1,631,883	$1,034,253
Unearned income	236,043	158,926
Net unrealized losses on securities and derivative instruments	494,580	68,340
Employee stock plans	144,073	160,668
Rewards & sweepstakes programs	501,817	439,254

	December 31
	2008	2007
Valuation difference of acquired loans	82,205	149,247
Retained liability—Manufactured Housing	9,848	50,814
Employee benefits	68,278	35,864
Securitizations	12,850	—
Property & equipment	3,753	—
Foreign tax credit carryforward	131,129	103,902
Other	236,174	290,437

Subtotal	3,552,633	2,491,705
Valuation allowance	(67,671)	(21,301)

Total deferred tax assets	3,484,962	2,470,404
Deferred tax liabilities:
Securitizations	—	72,539
Deferred revenue	605,769	534,143
Property & equipment	—	49,665
Prepaid expenses	8,281	7,542
Leasing activities	23,919	18,632
Core deposit and other intangibles	367,973	423,230
Servicing assets	55,035	89,258
Other foreign deferred taxes	18,964	10,844
Other	77,939	123,200

Total deferred tax liabilities	1,157,880	1,329,053

Net deferred tax assets	$2,327,082	$1,141,351

The Company has net operating loss carryforwards for state purposes with a tax value of $65.2 million that expire from 2009 to 2028. The Company has a foreign net operating loss carryforward with a tax value of $40.2 million with no expiration date. The Company has foreign tax credit carryforwards of $131.1 million that expire in 2014 through 2018.

The valuation allowance was increased by $46.4 million to adjust the tax benefit of certain state deferred tax assets and net operating loss carryforwards to the amount the Company has determined is more likely than not to be realized.

The deferred tax liability for deferred revenue represents late fees, cash advance fees and overlimit fees. These items are generally treated as original issue discount (“OID”) for tax purposes and recognized over the life of the related credit card receivables. These items are recognized in the income statement as income in the year earned. For income statement purposes, late fees are reported as interest income, and cash advance fees and overlimit fees are reported as non- interest income.

	December 31
	2008	2007
Deferred revenue:
OID—late fees	$774,403	$845,215
OID—all other	905,031	653,486

Gross deferred tax liability	1,679,434	$1,498,701

Net federal deferred tax liability	605,769	$534,143

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During 2008 and 2007, $30.5 million and 34.3 million, respectively, of net interest was included in income tax expense. The accrued balance of interest and penalties related to unrecognized tax benefits is presented in the table below.

A reconciliation of the change in unrecognized tax benefits from January 1, 2007 to December 31, 2008 is as follows:

	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance at January 1, 2007	$663,779	$119,232	$783,011
Additions for tax positions related to the current year	29,349	—	29,349
Additions for tax positions related to prior years	4,054	60,484	64,538
Reductions for tax positions related to prior years due to IRS and other settlements	(158,649)	(39,891)	(198,540)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	12,049	412	12,461
Reductions resulting from lapsing statutes of limitation	(10,080)	—	(10,080)

Balance at December 31, 2007	$540,502	$140,237	$680,739
Additions for tax positions related to the current year	21,185	—	21,185
Additions for tax positions related to prior years	49,255	46,985	96,240
Reductions for tax positions related to prior years due to IRS and other settlements	(53,879)	(11,727)	(65,606)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	13,563	498	14,061
Other reductions for tax positions related to prior year	(9,546)	(174)	(9,720)

Balance at December 31, 2008	$561,080	$175,819	$736,899

Portion of balance at December 31, 2008 that, if recognized, would impact the effective income tax rate	$143,180	$114,282	$257,462

The Company is subject to examination by the IRS and other tax authorities in certain countries and states in which the Company has significant business operations. The tax years subject to examination vary by jurisdiction. The IRS is currently examining the Company’s federal income tax returns for the years 2005 and 2006. During 2007, the IRS concluded its examination of the Company’s federal income tax returns for the years 2003 and 2004, and its examinations of the final separate federal income tax returns for certain acquired subsidiaries. During 2008 and 2007, the Company made cash payments to the IRS related to these concluded examinations which resulted in a reduction of approximately $190.2 million to the balance of net unrecognized tax benefits.

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

As of December 31, 2008, U.S. income taxes and foreign withholding taxes have not been provided on approximately $266.7 million of unremitted earnings of subsidiaries operating outside the U.S., in accordance with APB Opinion No. 23, Accounting for Income Taxes—Special Areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, the Company could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2008, U.S. income taxes have not been provided for approximately $276.0 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork Bancorporation, Inc., are subject to recapture in the unlikely event that CONA, as successor to North Fork Bank, makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

Note 17

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

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. To the extent that there is a high degree of correlation between the hedged asset or liability and the derivative instrument, the income or loss generated will generally offset the effect of this unrealized appreciation or depreciation.

The Company’s foreign currency denominated assets and liabilities expose it to foreign currency exchange risk. The Company enters into various foreign exchange derivative contracts for managing foreign currency exchange risk. Changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the items to which they are designated.

The Company has non-trading and trading derivatives that do not qualify as hedges. These derivatives are carried at fair value and changes in value are included in current earnings.

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

The following table provides the Notional Value and Fair Values of the Company’s derivative instruments, aggregated by category, as of December 31, 2008 and December 31, 2007.

	December 31, 2008			December 31, 2007
	Notional Amount	FV Positive	FV Negative	Notional Amount	FV Positive	FV Negative
Fair Value Foreign Exchange Hedges	$—	$—	$—	$59,664	$976	$—
Fair Value Interest Rate Hedges	6,760,477	608,162	(10,201)	3,145,750	105,303	(17,407)
Cash Flow Foreign Exchange Hedges	810,973	29,065	(8,679)	926,806	19,369	(6,602)
Cash Flow Interest Rate Hedges	6,430,065	—	(225,459)	9,064,277	2,208	(148,445)
Net Investment in Foreign Operations	48,238	10,889	—	66,097	604	—
Non-Trading Interest Rate Derivatives	18,345,040	879,100	(784,372)	22,922,450	382,632	(330,787)
Non-Trading TBA Forwards	850,000	8,020	(939)	—	—	—
Trading Interest Rate Derivatives(1)	7,874,072	301,581	(292,021)	3,291,941	52,180	(46,740)

Totals	$41,118,865	$1,836,817	$(1,321,671)	$39,476,955	$563,272	$(549,981)

(1)	The Company’s trading derivatives relate to customer-oriented derivative financial instruments.

Fair Value Hedges

The Company has entered into forward exchange contracts to hedge foreign currency denominated investments against fluctuations in exchange rates. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk of adverse effects from movements in exchange rates.

The Company has also entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s senior notes, public fund certificates of deposit, and U.S. Agency investments from fixed rates to variable rates over the next nine years. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

Adjustments related to the ineffective portion of the fair value hedging instruments are recorded in interest income, interest expense or non-interest income depending on the hedged item. For the years ended December 31, 2008 and 2007, net gains or losses related to the ineffective portion of the Company’s fair value hedging instruments were not material.

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

Any unrealized gains or losses related to cash flow hedging instruments are reclassified from other comprehensive income (loss) into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are recorded in interest income, interest expense or non-interest income depending on the hedged item.

Adjustments related to the ineffective portion of the cash flow hedging instruments are recorded in interest income, interest expense or non-interest income depending on the hedged item. For the years ended December 31, 2008 and 2007, net gains or losses related to the ineffective portion of the Company’s fair value hedging instruments were not material.

At December 31, 2008, the Company expects to reclassify $12.9 million of net gains, after tax, on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur.

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

For the years ended December 31, 2008, 2007, and 2006, net gains (losses) of $6.8 million, $(0.5) million, and $1.5 million, respectively, related to these derivatives were included in the cumulative translation adjustment.

Non-Trading Derivatives

The Company uses interest rate swaps to manage interest rate sensitivity related to loan securitizations. The Company enters into interest rate swaps with its securitization trust and essentially offsets the derivative with separate interest rate swaps with third parties.

The Company uses interest rate swaps in conjunction with its auto securitizations. These swaps have zero balance notional amounts unless the pay down of auto securitizations differs from its scheduled amortization.

The Company uses interest rate swaps and To Be Announced (“TBA”) forward contracts in conjunction with its mortgage servicing rights portfolio. These derivatives are designed to offset changes in the value of mortgage servicing rights attributable to interest rate fluctuations.

In third quarter 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint. The results of the mortgage origination operation of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results of continuing operations for all periods presented. Prior to the shutdown of GreenPoint, the Company entered into commitments to originate or purchase loans whereby the interest rate of the loan was determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intended to sell in the secondary market were considered freestanding derivatives. These derivatives were carried at fair value with changes in fair value reported as a component of gain on sale of loans. In accordance with Staff Accounting Bulletin No, 105, Application of Accounting Principles to Loan Commitments, interest rate lock commitments were initially valued at zero. Changes in fair value subsequent to inception were determined based on current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loans would fund within the terms of the commitment. The initial value inherent in the loan commitments at origination was recognized through gain on sale of loans when the underlying loan was sold. Both the interest rate lock commitments and the related hedging instruments were recorded at fair value with changes in fair value recorded in current earnings as a component of gain on sale of loans. However, as of December 31, 2008 and 2007, the Company has zero loan commitments due to the shutdown of GreenPoint.

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings in non-interest income.

For the years ended December 31, 2008, 2007, and 2006, the Company recognized gains/(losses) on the non-trading derivatives of $105.6 million, $52.6 million and $(38.2) million, respectively.

Trading Derivatives

The Company enters into customer-oriented derivative financial instruments, including interest rate swaps, options, caps, floors, and foreign exchange contracts. These customer-oriented positions may be matched with offsetting positions to minimize risk to the Company.

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings in non-interest income.

For the years ended December 31, 2008, 2007, and 2006, the Company recognized gains on the trading derivatives of $6.8 million, $3.2 million and $3.9 million, respectively.

Credit Default Swaps

The Company has exposure to credit default swaps related to loss mitigation for certain manufactured housing securitization transactions issued by Greenpoint Credit LLC in 2000. The maximum exposure of these credit default swaps is $37.5 million and $40.9 million as of December 31, 2008 and December 31, 2007, respectively. The fair value of the Company’s obligations under the credit default swaps was $20.8 million and $30.8 million at December 31, 2008 and 2007, respectively, and is recorded as other liabilities. See Note 18 for additional information about manufactured housing securitization transactions.

Note 18

Securitizations

The Company actively engages in securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. The Company removes loans from the reported financial statements for securitizations that qualify as sales in accordance with SFAS 140. Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized in the amount of proceeds received. Loans included in securitization transactions which qualify as sales under GAAP have been removed from the Company’s “reported” balance sheet, but are included within the “managed” financial information, as shown in the table below.

Supplemental Loan Information

	Year Ended December 31
	2008		2007
	Loans Outstanding	Loans Delinquent	Loans Outstanding	Loans Delinquent
Managed loans	$146,936,754	$6,596,223	$151,362,417	$5,863,797
Securitization adjustments	(45,918,983)	(2,178,400)	(49,557,390)	(2,142,353)

Reported loans	$101,017,771	$4,417,823	$101,805,027	$3,721,444

	Average Loans	Net Charge-Offs	Average Loans	Net Charge-Offs
Managed loans	$147,812,266	$6,424,937	$144,727,007	$4,161,995
Securitization adjustments	(48,841,363)	(2,946,766)	(51,185,182)	(2,201,454)

Reported loans	$98,970,903	$3,478,171	$93,541,825	$1,960,541

Accounts Receivable from Securitizations

Year Ended December 31	2008	2007
Interest-only strip classified as trading	$122,949	$408,013
Retained interests classified as trading	594,283	714,122
Retained interests classified as available for sale	753,153	173,363
Other retained interests (1)	831,275	965,865

Total retained residual interests	2,301,660	2,261,363
Collections on deposit for off balance sheet securitizations (2)	3,313,493	1,148,306
Collections on deposit for secured borrowings	727,601	1,308,210

Total accounts receivable from securitizations	$6,342,754	$4,717,879

(1)	Other retained interests primarily includes investor accrued billed and unbilled interest receivable, net of related finance charge and fee reserve.
(2)

Collections on deposit for off-balance sheet securitizations includes $1.755 billion and $123 million of principal collections accumulated for expected maturities of securitization transactions as of December 31, 2008 and 2007, respectively.

Off-Balance Sheet Securitizations

Off-balance sheet securitizations involve the transfer of pools of loan receivables by the Company to one or more third-party trusts or QSPEs in transactions that are accounted for as sales in accordance with SFAS 140. The trusts can engage only in limited business activities to maintain QSPE status. Certain undivided interests in the pool of loan receivables are sold to external investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the loan receivables transferred. Each new off-balance sheet securitization results in the removal of loan principal receivables equal to the sold undivided interests in the pool of loan receivables (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. Securities held by external investors totaling $44.3 billion and $48.2 billion as of December 31, 2008 and 2007, respectively, represent undivided interests in the pools of loan receivables that are sold in underwritten offerings or in private placement transactions.

The remaining undivided interests in principal receivables and the related unpaid billed finance charge and fee receivables is considered transferor’s interest which is retained by the Company and continues to be recorded as loans on the Consolidated Balance Sheet as these loan receivables have not been sold to external investors. The amount of transferor’s interest fluctuates as the accountholders make principal payments and incur new charges on the accounts. The amount of retained loan receivables, representing transferor’s interest was $13.5 billion and $11.0 billion as of December 31, 2008 and 2007, respectively.

The Company’s retained residual interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained senior tranches, retained subordinated tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. As such, the interest-only strip and retained subordinated interests are classified as trading assets in accordance with SFAS 155 and changes in the estimated fair value are recorded in servicing and securitization income. Additionally, the Company may also retain senior tranches in the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. The retained senior tranches are classified as available for sale securities in accordance with SFAS 115 and changes in the estimated fair value are recorded in other comprehensive income.

During 2008, the Company recorded a reduction in the interest-only strip of $224.8 million due predominately to increased credit losses related to the off-balance sheet loans. Additionally, the Company held more retained residual interests either because of higher enhancement levels required by the trusts for issuance of new securitizations or as part of our strategy to hold senior retained tranches. These retained residual interests are subject to loss in the event assumptions used to determine the estimated fair value do not prevail, or if borrowers default on the related off-balance loans and the Company’s retained subordinate tranches are used to repay investors. See the table below for key assumptions and sensitivities for retained interest valuations.

The gain on sale recorded from off-balance sheet securitizations is based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs, in servicing and securitizations income on the Consolidated Statements of Income. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The Company periodically reviews the key assumptions and estimates used in determining the value of the interest-only strip and other retained interests. The Company classifies the interest-only strip as a trading asset in accordance with SFAS 155, and SFAS 115. The Company recognizes all changes in the fair value of the interest-only strip immediately in servicing and securitizations income on the consolidated statements of income. In accordance with EITF 99-20 and FSP EITF 99-20, the interest component of cash flows attributable to retained interests in securitizations is recorded in other interest income.

Key Assumptions for Retained Interest Valuations

The key assumptions used in determining the fair value of the interest-only strip and other retained residual interests resulting from securitizations of loan receivables completed during the period included the weighted average ranges for net charge-off rates, principal repayment rates, lives of receivables and discount rates included in the following table. The net charge-off rates are determined using forecasted net charge-offs expected for the trust calculated consistently with other company net charge-off forecasts. The principal repayment rate assumptions are determined using actual and forecasted trust principal repayment rates based on the collateral. The lives of receivables are determined as the number of months necessary to pay off the investors given the principal repayment rate assumptions. The discount rates are determined using primarily trust specific statistics and forward rate curves, and are reflective of what market participants would use in a similar valuation. Additionally cash reserve and spread accounts are discounted over the estimated life of the assets.

Year Ended December 31	2008	2007
Weighted average life for receivables (months)	7 to 8	8 to 9
Principal repayment rate (weighted average rate)	15% to 16%	15% to 17%
Charge-off rate (weighted average rate)	6% to 7%	4% to 5%
Interest-only strip discount rate (weighted average rate)	12% to 18%	11% to 13%
Retained notes discount rate (weighted average rate)	10% to 15%	7% to 11%

If these assumptions are not met, or if they change, the interest-only strip, retained interests and related servicing and securitizations income would be affected. The following adverse changes to the key assumptions and estimates, presented in accordance with SFAS 140, are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a 10% or 20% variation in assumptions cannot be extrapolated because the relationship of a change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the interest-only strip is calculated independently from any change in another assumption. However, changes in one factor may result in changes in other factors, which might magnify or counteract the sensitivities.

Key Assumptions and Sensitivities for Retained Interest Valuations

As of December 31	2008		2007
	Interest-Only Strip	Retained Interests	Interest-Only Strip	Retained Interests
Interest-only strip(1)/ retained interests	$122,949	$1,347,436	$408,013	$887,485

Weighted average life for receivables (months)	8	8	8	8

Principal repayment rate (weighted average rate)	16%	16%	15%	15%
Impact on fair value of 10% adverse change	$(7,939)	$(28,014)	$(28,032)	$(1,758)
Impact on fair value of 20% adverse change	$(12,917)	$(29,784)	$(53,231)	$(2,893)

Charge-off rate (weighted average rate)	7%	7%	5%	5%
Impact on fair value of 10% adverse change	$(77,577)	$(8,043)	$(74,193)	$(2,381)

As of December 31	2008		2007
Impact on fair value of 20% adverse change	$(112,089)	$(16,086)	$(133,681)	$(4,771)

Discount rate (weighted average rate)	18%	15%	13%	11%
Impact on fair value of 10% adverse change	$(668)	$(15,829)	$(2,097)	$(8,777)
Impact on fair value of 20% adverse change	$(1,327)	$(31,564)	$(4,170)	$(17,398)

(1)	The interest-only strip includes servicing liabilities which do not fluctuate with changes to the valuation assumptions shown above.

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

Cash Flows Related to the Off Balance Sheet Securitizations

The Company receives proceeds from the trusts for off-balance sheet loans that are transferred and sold to external investors. The sources of funds available to pay principal and interest on the asset-backed securities sold to investors include collections of both principal receivables and finance charge and fee receivables, credit enhancements such as subordination, spread accounts or reserve accounts and derivative agreements, including interest rate or currency swaps.

Collections of principal are generally retained by the Company as the investors elect to reinvest the collections in the purchase of new principal loan receivables (“revolving securitization”). However, the Company is required to remit principal collections to the trust when the securitization transaction is scheduled to mature or earlier if an amortizing event has occurred. Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which could require the Company to fund spread accounts, reduce the value of its retained residual interests and ultimately require the off-balance sheet loans to be recorded on the Company’s balance sheet and accelerate the need for alternative funding. Additionally, early amortization of securitization structures would require the Company to record higher reserves for loan losses and would also have a significant impact on the ability of the Company to meet regulatory capital adequacy requirements. No early amortization events related to the Company’s off-balance sheet securitizations have occurred for the years ended December 31, 2008 and 2007.

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

Year Ended December 31	2008	2007
Proceeds from new securitizations	$10,046,699	$12,641,050
Collections reinvested in revolving securitizations	85,351,341	92,917,318
Repurchases of accounts from the trust	251,776	344,287
Servicing fees received	956,163	969,552
Cash flows received on retained interests(1)	$6,374,957	$5,290,100

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the trust to the Company.

For the year ended December 31, 2008 the Company recognized gross gains of $58.4 million on both the public and private sale of $10.0 billion of loan principal receivables compared to gross gains of $63.8 million on the sale of $12.6 billion of loan principal receivables for the year ended December 31, 2007 and gross gains of $50.4 million on the sale of $12.3 billion of loans in 2006. These gross gains are included in servicing and securitizations income. In addition, the Company recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $43.9 million, $45.0 million, and $66.1 million for the years ended December 31, 2008, 2007, and 2006 respectively. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Secured Borrowings

In addition to issuing securitizations that qualify as sales, the Company also issued securitizations that are accounted for as secured borrowings. Similar to off-balance sheet securitizations, the Company transfers a pool of loan receivables to a special purpose entity; however, these SPEs do not qualify as QSPEs and thus, are considered VIEs that are consolidated by the Company. The transferred loan receivables continue to be accounted for as loans and the Company continues to carry an appropriate allowance for loan and lease loss for these assets. The Company receives proceeds for the issuance of debt securities and the Company records the securitization debt in other borrowings. The investors and the trusts have no recourse to the Company’s assets if the loans associated with these secured borrowings are not paid when due. The Company has not provided any financial or other support during the periods presented that it was not previously contractually required to provide.

The agreements were entered into between 2005 and 2007, relating to the transfers of pools of auto loans totaling $25.1 billion to auto securitization trusts. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest predominantly at fixed rates and mature between April 2009 and May 2011, or earlier depending upon the repayment of the underlying auto loans. At December 31, 2008 and 2007, $7.4 billion and $13.0 billion, respectively, of the secured borrowings were outstanding. At December 31, 2008 and 2007 the auto loans within the trust totaled $7.8 billion and $13.7 billion.

The Company is required to remit principal collections to the trusts when the securitization transaction is scheduled to mature or earlier if an amortizing event has occurred. Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers which would accelerate the need for funding. No early amortization events related to the Company’s securitizations accounted for as secured borrowings have occurred for the years ended December 31, 2008 and 2007.

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. Under certain conditions, some of the cash collected may be retained to ensure future payments to investors. Amounts collected in excess of the amount that is used to pay the above amounts are generally remitted to the Company.

Also included within secured borrowings at December 31, 2008 is $140 million of tender option bonds related to the Company’s investments in certain community development entities which are consolidated variable interest entities. As at December 31, 2007, the amount of tender option bonds was $74 million. See Note 20 for further details.

Guarantees and Other Obligations

Manufactured Housing

The Company retains the primary obligation for certain provisions of corporate guarantees, recourse sales and clean-up calls related to the discontinued manufactured housing operations of GreenPoint Credit LLC (“GPC”) which was sold to a third party in 2004. Although the Company is the primary obligor, recourse obligations related to former GPC whole loan sales as well as commitments to exercise mandatory clean-up calls on certain GPC securitization transactions, and servicing was transferred to a third party in the sale transaction.

The Company was required to fund letters of credit in 2004 to cover losses, is obligated to fund amounts under credit default swaps for certain transactions, has the right to any funds remaining in the letters of credit after the securities are released, the right to residual funds in the securitizations after all other certificates have been paid and the obligation to pay certain negligible ongoing fees related to the transactions. The balance of the funded letters of credit was $221 million and $227 million at December 31, 2008 and 2007, respectively. The fair value of the expected residual balances on the funded letters of credit was $11 million and $9 million at December 31, 2008 and 2007, respectively, and is included in other assets. The Company’s maximum exposure under the credit default swaps was $37.5 million and $40.9 million at December 31, 2008 and 2007, respectively. The fair value of the Company’s obligations under the credit default swaps was $20.8 million and $30.8 million at December 31, 2008 and 2007, respectively, and is recorded as other liabilities.

The principal balance of manufactured housing securitization transactions where the Company is the residual interest holder was $1.7 billion and $1.9 billion, as of December 31, 2008 and 2007 respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, approximately $420 million of loans receivable would be assumed by the Company upon execution of the call.

The Company could be required to cover losses on certain whole loan sales in the event the third party did not perform on its obligations. There have been no instances of non-performance by the third party.

Management monitors the underlying assets for trends in delinquencies and related losses, and reviews the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the appropriateness of the liabilities established against these obligations and the valuations of the assets.

Securitization Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Corporation entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Corporation shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Corporation the amount of such payment. At December 31, 2008, the maximum exposure to the Corporation under the letter agreements was approximately $13.0 million. These guarantees are not recorded on the balance sheet because they are grandfathered under the provisions of FIN45.

Note 19

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

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.3 billion at December 31, 2008. As of December 31, 2008, financial guarantees had expiration dates ranging from 2009 to 2015. The fair value of the guarantees outstanding at December 31, 2008 that have been issued since January 1, 2003, was $3.5 million and was included in other liabilities.

Loan and Line of Credit Commitments

The Company’s discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain special purpose entities which securitized some of those loans. Those special purpose entities had aggregate assets of $140.3 million at December 31, 2008, representing the amount outstanding on the home equity lines of credit at that date. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. GreenPoint’s ability to recover the full amount advanced to customers is dependent on monthly collections on the loans. In certain limited circumstances, such future advances could be reduced if GreenPoint suspends the right of mortgagors to receive draws or reduces the credit limit on home equity lines of credit.

There are eight securitization transactions where GreenPoint is a residual interest holder with the longest draw period currently extending through 2023. GreenPoint has funded $15.6 million of advances through December 31, 2008 related to these transactions. The Company believes it is probable that a loss has been incurred on several of these transactions due to the deterioration in asset performance through December 31, 2008. However, the Company cannot estimate the possible loss or range of loss at this time. The maximum potential amount of future advances related to all third-party securitizations where GreenPoint is the residual interest holder is $207.3 million, an amount which represents the total loan amount on the home equity lines of credit within those eight securitizations. The total unutilized amount as of December 31, 2008 is $67.0 million.

Industry Litigation

In accordance with the provisions of SFAS No. 5, Accounting for Contingencies, (“SFAS 5), the Company accrues for a litigation related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, the Company’s subsidiary banks are members of Visa U.S.A., Inc. (Visa). As members, the Company’s subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa (the “Visa Covered Litigation”). The Company accounts for its indemnification obligations to Visa in accordance with the provisions of FIN 45.

Over the past several years, MasterCard International (“MasterCard”) and Visa, as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

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

In 2004, Discover Financial Services filed an antitrust lawsuit (the “Discover Lawsuit”) against MasterCard and Visa alleging, among other things, that exclusionary agreements in the MasterCard and Visa rules prevented their member banks from issuing Discover cards. In October 2008, the parties announced a settlement of the lawsuit. The Company and its subsidiaries were not defendants in the Discover Lawsuit, but the lawsuit qualified as Visa Covered Litigation. The settlement did not have a material impact on the Company’s operations or financial condition.

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

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Company (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their National Bank Act, Depository Institutions Deregulation Act of 1980 and California Unfair Competition Law claims, but not their antitrust conspiracy claims.

The Company believes it has meritorious defenses and intends to defend these cases vigorously. Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, including the Company and its subsidiary banks, (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks and interchange fees, the Company cannot determine at this time the long-term effects of these suits.

In 2007, the Company recorded indemnification liabilities of $90.9 million for certain Visa-related litigation. This total includes $31.8 million related to the settled Amex lawsuit which is discussed above, and $59.1 million, recorded in accordance with FIN 45, reflecting Capital One’s estimated share of potential damages as a Visa member from certain other Visa-related litigation.

In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense.

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

Tax issues for years 1995-1999 are pending in the U.S. Tax Court. Although the final resolution of the case is uncertain and involves unsettled areas of law, the Company has accounted for this matter applying the recognition and measurement criteria of FIN 48.

Note 20

Other Variable Interest Entities

The Company has various types of off-balance sheet arrangements that we enter into in the ordinary course of business. Off-balance sheet activities typically utilize SPEs that may be in the form of limited liability companies, partnerships or trusts. The SPEs raise funds by issuing debt to third party investors. The SPEs hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPE. Investors only have recourse to the assets held by the SPE but may also benefit from other credit enhancements.

The Company is involved with various SPEs that are considered to be VIEs, as defined by FIN 46(R). With respect to its investments, the Company is required to consolidate any VIE in which it is determined to be the primary beneficiary. The Company reviews all significant interests in VIEs it is involved with such as amounts and types of financial and other support including ownership interests, debt financing and guarantees. The Company also considers its rights and obligations as well as the rights and obligations of other variable interest holders to determine whether it is required to consolidate the VIEs. To provide the necessary disclosures, the Company aggregates similar VIEs based on the nature and purpose of the entities.

The Company’s involvement in these arrangements can take many different forms, including securitization activities, servicing activities, the purchase or sale of mortgage-backed and other asset backed securities in connection with our investment portfolio, and loans to VIEs that hold debt, equity, real estate or other assets. In certain instances, the Company also provides guarantees to VIEs or holders of variable interests in VIEs. In addition to the information contained in this Note, the Company has disclosed its involvement with other types of VIEs in Note 13 – Mortgage Servicing Rights, Note 18 – Securitizations and Note 19 – Commitments, Contingencies and Guarantees.

The Company may purchase and sell mortgage-backed securities and other asset-backed securities related to its investment portfolio. See Note 4 – Securities Available for Sale for more detail on the Company’s investment portfolio. The Company’s investment portfolio consists of CMBS, CMO, MBS and ABS investments that were issued by QSPEs or VIEs that are subject to the requirements of FIN 46(R). The Company’s variable interest in these structures is limited to high quality or investment grade securities and the Company does not hold subordinate residual interests or enter into other guarantees or liquidity agreements with these structures. The Company records its investment securities at fair value and has no other loss exposure over and above the recorded fair value. The Company is not considered to be the primary beneficiary and the Company does not hold a significant interest in any specific structure.

As part of its community reinvestment initiatives, the Company invests in private investment funds that hold ownership interests in VIEs or provide debt financing to VIEs to support multi-family affordable housing properties. The Company receives affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The assets of these entities at December 31, 2008 and December 31, 2007 were approximately $5.2 billion and $4.1 billion, respectively. The Company is not required to consolidate these entities because it does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company records its interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company holds variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also variable interests of the Company. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. The Company receives federal and state tax credits for these investments. The Company consolidates the VIEs of which it absorbs the majority of the entities’ expected losses or receives a majority of the entities’ expected residual returns. The assets of the entities consolidated by the Company at December 31, 2008 and December 31, 2007 were approximately $189.7 million and $102.1 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. The assets of the entities that the Company held a significant interest in but were not required to consolidate at December 31, 2008 and December 31, 2007 were approximately $46.6 million and $12.0 million, respectively. The Company records its interests in these unconsolidated VIEs in loans held for investment and other assets. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

Other unconsolidated VIEs consist of a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The assets of the trust at December 31, 2008 and December 31, 2007 were approximately $538.5 million and zero, respectively. The Company is not required to consolidate the trust because it does not absorb the majority of the trust’s expected losses nor does it receive a majority of the trust’s expected residual returns. The Company records its interest in the trust in loans held for investment. As referenced in the table below, the Company’s maximum exposure to the trust is limited to its variable interest. The creditors of the trust have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The following table presents the carrying amount of assets and liabilities of those VIEs of which the Company is the primary beneficiary, the carrying amount of assets and liabilities and maximum exposure to loss of those VIEs of which the Company is not the primary beneficiary but holds a significant variable interest.

	Consolidated(1)		Unconsolidated
	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(2)(3)
Variable interest entities, December 31, 2008
Affordable housing entities	$—	$—	$971,151	$554,605	$97,151
Entities that provide capital to low-income and rural communities	189,700	37,701	46,558	—	46,558
Other	—	—	246,038	—	246,038

Total variable interest entities	$189,700	$37,701	$1,263,747	$554,605	$1,263,747

Variable interest entities, December 31, 2007
Affordable housing entities	$—	$—	$509,668	$324,227	$509,668
Entities that provide capital to low-income and rural communities	102,090	—	12,010	—	12,010
Other	—	—	—	—	—

Total variable interest entities	$102,090	$—	$521,678	$324,227	$521,678

(1)	The Company consolidates a VIE when it is the primary beneficiary that will absorb the majority of the expected losses, majority of the expected residual returns or both.
(2)	The maximum exposure to loss represents the amount of loss the Company would incur in the unlikely event that all of the assets in the VIEs became worthless.
(3)

The difference between the carrying amount of the liability and the maximum exposure to loss is the Company’s variable interest in the VIEs. In the event that the assets of the VIEs became completely worthless, the Company would lose its variable interest in the VIEs. The Company is not required to provide any support to these entities other than what it was previously contractually required to provide, therefore the Company’s maximum exposure to loss is limited to its variable interests in the VIEs.

Note 21

Regulatory Matters

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

As of December 31, 2008, the Banks each exceeded the minimum regulatory requirements to which it was subject. The Banks all were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of December 31, 2008, the Corporation was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or either of the Banks.

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
December 31, 2008
Capital One Financial Corp.(1)
Tier 1 Capital	13.76%	12.76%	4.00%	N/A
Total Capital	16.60	15.48	8.00	N/A
Tier 1 Leverage	11.13	11.13	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 Capital	13.02%	9.99%	4.00%	6.00%
Total Capital	15.65	12.26	8.00	10.00
Tier 1 Leverage	11.79	11.79	4.00	5.00
Capital One, N.A.
Tier 1 Capital	10.54%	N/A	4.00%	6.00%
Total Capital	11.86	N/A	8.00	10.00
Tier 1 Leverage	7.85	N/A	4.00	5.00
December 31, 2007
Capital One Financial Corp.(1)
Tier 1 Capital	10.13%	9.49%	4.00%	N/A
Total Capital	13.05	12.29	8.00	N/A
Tier 1 Leverage	9.00	9.00	4.00	N/A
Capital One Bank
Tier 1 Capital	13.48%	10.45%	4.00%	6.00%
Total Capital	16.57	13.06	8.00	10.00
Tier 1 Leverage	12.81	12.81	4.00	5.00
Capital One, N.A.
Tier 1 Capital	10.75%	N/A	4.00%	6.00%
Total Capital	12.11	N/A	8.00	10.00
Tier 1 Leverage	8.37	N/A	4.00	5.00
Superior Bank(2)
Tier 1 Capital	15.07%	N/A	4.00%	6.00%
Total Capital	16.33	N/A	8.00	10.00
Tier 1 Leverage	6.71	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.
(2)	During 2008, Superior Bank merged with and into CONA

COBNA treats a portion of its loans as “subprime” under the Guidelines issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and has assessed its capital and allowance for loan and lease losses accordingly. Under the Guidelines, COBNA exceeds the minimum capital adequacy guidelines as of December 31, 2008.

For purposes of the Guidelines, the Corporation has treated as subprime all loans in COBNA’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. COBNA holds on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at COBNA.

Additionally, regulatory restrictions exist that limit the ability of COBNA and CONA to transfer funds to the Corporation. As of December 31, 2008, retained earnings of COBNA and CONA were $239.3 million and zero million, respectively. The retained earnings of COBNA are available for payment as dividends to the Corporation without prior approval of the OCC while a dividend payment by CONA would require prior approval of the OCC.

Note 22

Significant Concentration of Credit Risk

The Company is active in originating loans in the United States and internationally. International loans are originated primarily in Canada and the United Kingdom. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. Loans are made on an unsecured and secured basis. Certain commercial, small business, mortgage and automobile loans require collateral in various forms including cash deposits, automobiles and real estate, as appropriate. The Company has higher concentrations of loans where the Local Banking segment operates, the South and Northeast regions of the U.S. In particular, the Company’s commercial portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for the Company’s commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. The geographic distribution of the Company’s loans was as follows:

	December 31
	2008		2007
	Loans	Percentage of Total	Loans	Percentage of Total
Geographic Region:
International
U.K.	$5,527,552	3.76%	$8,075,609	5.34%
Canada	3,193,405	2.18%	3,585,940	2.37%

Total International	8,720,957	5.94%	11,661,549	7.71%
Domestic
South	53,572,603	36.46%	51,848,365	34.25%
West	23,662,216	16.10%	25,426,312	16.80%
Midwest	19,900,659	13.54%	20,691,790	13.67%
Northeast	41,080,320	27.96%	41,734,401	27.57%

Total Domestic	138,215,798	94.06%	139,700,868	92.29%

	146,936,755	100.00%	151,362,417	100.00%
Less securitization adjustments	(45,918,984)		(49,557,390)

Total	$101,017,771		$101,805,027

Note 23

International Activities

The Company’s international activities are primarily performed through Capital One Bank (Europe) plc, a subsidiary bank of COBNA that provides consumer lending and other financial products in Europe and Capital One Bank—Canada Branch, a foreign branch office of COBNA that provides consumer lending products in Canada. The total assets, revenue, income before income taxes and net income of the international operations are summarized below.

	2008	2007	2006(2)
Domestic
Total Assets	$161,665,713	$145,033,862	$145,056,455
Revenue(1)	12,960,673	13,322,220	10,970,257
Income from continuing operations before income taxes	529,211	3,686,462	3,618,268
Income from continuing operations, net of tax	44,363	2,465,718	2,391,205
Loss from discontinued operations, net of tax	(130,515)	(1,021,387)	(11,884)
Net Income (Loss)	(86,152)	1,444,331	2,379,321

International
Total Assets	4,247,739	5,556,507	4,682,830
Revenue(1)	932,013	1,261,848	1,122,213
Income before income taxes	52,408	183,094	54,073
Net Income	40,154	126,001	35,172

Total Company
Total Assets	$165,913,452	$150,590,369	$149,739,285
Revenue(1)	13,892,686	14,584,068	12,092,470
Income from continuing operations before income taxes	581,619	3,869,556	3,672,341
Income from continuing operations, net of tax	84,517	2,591,719	2,426,377
Loss from discontinued operations, net of tax	(130,515)	(1,021,387)	(11,884)
Net Income (Loss)	(45,998)	1,570,332	2,414,493

(1)	Revenue is net interest income plus non-interest income.
(2)	Certain prior period amounts have been reclassified to conform with current period presentation.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. Because certain international operations are integrated with many of the Company’s domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations.

Note 24

Related Party Transactions

In the ordinary course of business, executive officers, directors, and principal shareholders, also known as Regulation O Insiders, of the Company may have consumer loans issued by the Company. Pursuant to the Company’s policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility.

Note 25

Capital One Financial Corporation (Parent Company Only)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the Securities and Exchange Commission which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31
Balance Sheets	2008	2007
Assets:
Cash and cash equivalents	$8,546,995	$24,702
Investment in subsidiaries	25,323,057	26,916,546
Loans to subsidiaries	1,189,173	6,604,075
Securities available for sale	6,840	16,420
Other	983,920	566,297

Total assets	$36,049,985	$34,128,040

Liabilities:
Senior and subordinated notes	$6,385,417	$7,187,007
Other borrowings	1,652,948	1,921,295
Other	1,399,187	725,626

Total liabilities	9,437,552	9,833,928

Stockholders’ Equity:
Preferred stock	3,096,466	—
Common stock	4,384	4,192
Paid-in-capital, net	17,278,092	15,860,490
Retained earnings	9,399,378	11,582,816
Less: Treasury stock, at cost	(3,165,887)	(3,153,386)

Stockholders’ equity	26,612,433	24,294,112

Total liabilities and stockholders’ equity	$36,049,985	$34,128,040

	Year Ended December 31
Statements of Income	2008	2007	2006
Interest from temporary investments	$184,234	$300,394	$323,870
Interest expense	424,541	504,708	265,585
Dividends, principally from bank subsidiaries	1,546,810	2,056,639	1,950,000
Non-interest income	110,911	12,982	4,807
Non-interest expense	137,265	241,660	129,491

Income before income taxes and equity in undistributed earnings of subsidiaries	1,280,149	1,623,647	1,883,601
Income tax (benefit) expense	(93,552)	(245,052)	(67,653)
Equity in undistributed earnings (loss) of subsidiaries	(1,289,184)	723,020	475,123

Income from continuing operations, net of tax	84,517	2,591,719	2,426,377
Loss from discontinued operations, net of tax	(130,515)	(1,021,387)	(11,884)

Net income (loss)	$(45,998)	$1,570,332	$2,414,493

	Year Ended December 31
Statements of Cash Flows	2008	2007	2006
Operating Activities:
Net income (loss)	$(45,998)	$1,570,332	$2,414,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries:
Continuing operations	1,289,184	(723,020)	(475,123)
Discontinued operations	130,515	1,021,387	11,884
Loss on sale of securities available for sale	9,353	223	—
Gain on repurchase of senior notes	(43,249)	—	—
Amortization of discount of senior notes	2,864	7,293	1,347
Stock plan compensation expense	59,283	301,972	212,317
Decrease (increase) in other assets	106,782	(216,052)	19,159
Increase (decrease) in other liabilities	673,561	522,714	(448,363)

Net cash provided by operating activities	2,182,295	2,484,849	1,735,714
Investing Activities:
Decrease (increase) in investment in subsidiaries	(1,384,682)	969,122	68,953
Purchases of securities available for sale	—	(127)	(52,686)
Proceeds from sale of securities available for sale	—	53,569	—
Decrease (increase) in loans to subsidiaries	5,414,902	(1,930,666)	(1,065,622)
Net payment for companies acquired	—	(10,464)	(5,010,821)

Net cash provided by (used in) investing activities	4,030,220	(918,566)	(6,060,176)
Financing Activities:
Increase (decrease) in borrowings from subsidiaries	(268,347)	166,876	1,379,497
Issuance of senior notes	—	1,495,740	3,185,588
Maturities of senior notes	(550,000)	(462,500)	(225,000)
Repurchases of senior notes	(713,383)	(150,000)	—
Dividends paid	(568,255)	(42,055)	(32,324)
Net proceeds from issuance of preferred stock and warrant	3,555,199	—	—
Purchases of treasury stock	(12,501)	(3,024,969)	(21,615)
Net proceeds from issuances of common stock	772,017	43,493	36,751
Proceeds from share based payment activities	95,048	192,361	238,355

Net cash provided by (used in) financing activities	2,309,778	(1,781,054)	4,561,252

Increase (decrease) in cash and cash equivalents	8,522,293	(214,771)	236,790
Cash and cash equivalents at beginning of year	24,702	239,473	2,683

Cash and cash equivalents at end of year	$8,546,995	$24,702	$239,473

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Capital One Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of their inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Capital One Financial Corporation and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Capital One Financial Corporation

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2009

Selected Quarterly Financial Data(1)

	2008				2007
(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth(4) Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
(In Thousands)
Interest income	$2,768,821	$2,771,796	$2,691,857	$2,879,525	$2,960,194	$2,766,967	$2,638,686	$2,712,309
Interest expense	966,424	965,151	964,101	1,067,608	1,197,947	1,142,493	1,100,105	1,107,766

Net interest income	1,802,397	1,806,645	1,727,756	1,811,917	1,762,247	1,624,474	1,538,581	1,604,543
Provision for loan and lease losses	2,098,921	1,093,917	829,130	1,079,072	1,294,210	595,534	396,713	350,045

Net interest income after provision for loan and lease losses	(296,524)	712,728	898,626	732,845	468,037	1,028,940	1,141,868	1,254,498
Non-interest income	1,368,286	1,696,891	1,622,316	2,056,478	2,158,340	2,149,662	1,971,851	1,774,370
Non-interest expense, excluding restructuring expenses	2,705,104	1,794,900	1,806,041	1,769,518	2,107,398	1,914,867	1,943,461	1,974,047
Restructuring expenses	52,839	15,306	13,560	52,759	27,809	19,354	91,074	—
Income (loss) from continuing operations before income taxes	(1,686,181)	599,413	701,341	967,046	491,170	1,244,381	1,079,184	1,054,821
Income taxes	(289,856)	213,624	238,843	334,491	169,558	428,010	311,572	368,697

Income (loss) from continuing operations, net of tax	(1,396,325)	385,789	462,498	632,555	321,612	816,371	767,612	686,124
Loss from discontinued operations, net of tax(2)	(25,221)	(11,650)	(9,593)	(84,051)	(95,044)	(898,029)	(17,240)	(11,074)

Net income (loss)	$(1,421,546)	$374,139	$452,905	$548,504	$226,568	$(81,658)	$750,372	$675,050

Net income (loss) available to common shareholders	$(1,454,269)	$374,139	$452,905	$548,504	$226,568	$(81,658)	$750,372	$675,050

Per Common Share:
Basic EPS:
Income from continuing operations	$(3.67)	$1.03	$1.24	$1.71	$0.85	$2.11	$1.96	$1.68
Loss from discontinued operations(2)	(0.07)	(0.03)	(0.03)	(0.23)	(0.25)	(2.32)	(0.04)	(0.03)

Net Income (loss)	$(3.74)	$1.00	$1.21	$1.48	$0.60	$(0.21)	$1.92	$1.65

Diluted EPS:
Income from continuing operations	$(3.67)	$1.03	$1.24	$1.70	$0.85	$2.09	$1.93	$1.65
Loss from discontinued operations(2)	(0.07)	(0.03)	(0.03)	(0.23)	(0.25)	(2.30)	(0.04)	(0.03)

Net Income (loss)	$(3.74)	$1.00	$1.21	$1.47	$0.60	$(0.21)	$1.89	$1.62

Dividends	0.375	0.375	0.375	0.375	0.03	0.03	0.03	0.03
Market prices
High	32.34	53.00	39.89	50.19	72.94	78.94	81.85	83.61
Low	30.74	45.90	37.91	48.00	45.66	62.70	70.26	74.37

Average common shares (000s)	389,008	372,928	372,348	370,743	375,566	386,133	390,847	408,709
Average common shares and common equivalent shares (000s)	389,008	374,293	373,653	372,272	378,439	390,844	397,473	415,530
Average Balance Sheet Data:
(In Millions)
Loans held for investment(3)	$99,335	$98,778	$97,950	$99,819	$97,785	$91,745	$91,145	$93,466
Total assets(3)	161,976	156,958	154,288	149,460	150,926	143,291	142,690	143,130
Interest-bearing deposits	93,144	84,655	78,675	74,167	72,074	73,338	75,024	74,654
Total deposits	104,093	95,328	89,522	84,779	83,813	84,667	86,525	86,024
Stockholder’s equity	$26,658	$25,046	$24,839	$24,569	$24,733	$25,344	$25,128	$25,610

(1)	The above schedule is a tabulation of the Company’s unaudited quarterly results for the years ended December 31, 2008 and 2007. The Company’s common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 17,653 and 18,487 common stockholders of record as of December 31, 2008 and 2007, respectively.

(2)	In Q3 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage, realizing an after-tax loss of $898.0 million. The results of the mortgage origination operation of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results of continuing operations for all periods presented.
(3)	Based on continuing operations.
(4)	Certain prior period amounts have been reclassified to conform with current period presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

PART III

Item 10.	Directors and Executive Officers of the Corporation

The information required by Item 10 will be included in the Corporation’s 2009 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2008 fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Director Compensation,” “Named Executive Officer Compensation” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement under the headings “Security Ownership” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 will be included in the Proxy Statement under the heading “Related Person Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors” and is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)	(1) The following consolidated financial statements of Capital One Financial Corporation, included in Item 8, “Financial Statements and Supplementary Data”, are incorporated by reference hereto:

Consolidated Balance Sheets—as of December 31, 2008 and 2007

Consolidated Statements of Income—Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Report of Registered Public Accounting Firm, Ernst & Young LLP

Selected Quarterly and Financial Data—as of and for the years ended December 31, 2008 and 2007

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

Signature	Title	Date

/S/ RICHARD D. FAIRBANK Richard D. Fairbank	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2009

/S/ GARY L. PERLIN Gary L. Perlin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2009

/S/ E.R. CAMPBELL	Director	February 26, 2009
E.R. Campbell

/S/ W. RONALD DIETZ	Director	February 26, 2009
W. Ronald Dietz

/S/ PATRICK W. GROSS	Director	February 26, 2009
Patrick W. Gross

/S/ ANN F. HACKETT	Director	February 26, 2009
Ann F. Hackett

/S/ LEWIS HAY, III	Director	February 26, 2009
Lewis Hay, III

/S/ PIERRE E. LEROY	Director	February 26, 2009
Pierre E. Leroy

/S/ MAYO A. SHATTUCK, III	Director	February 26, 2009
Mayo A. Shattuck, III

/S/ BRADFORD H. WARNER	Director	February 26, 2009
Bradford H. Warner

/S/ STANLEY WESTREICH	Director	February 26, 2009
Stanley Westreich

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2008

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2000 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001; (ii) the “2001 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 22, 2002, as amended on August 14, 2002; (iii) the “2002 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 17, 2003; (iv) the “2003 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004; (v) the “2004 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 9, 2005; (vi) the “2005 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006, as amended on April 12, 2006; (vii) the “2006 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007; and (viii) the “2007 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year Ended December 31, 2007, filed February 29, 2008.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on March 9, 2005).

2.2	Amendment No. 1, dated as of September 6, 2005, to the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation (incorporated by reference to Exhibit 2.1 of the Corporation’s Report on Form 8-K, filed on September 8, 2005).

2.3	Agreement and Plan of Merger, dated as of March 12, 2006, between Capital One Financial Corporation and North Fork Bancorporation (incorporated by reference to the Corporation’s Report on Form 8-K, filed on March 16, 2006).

2.4 *	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employees’ Profit Sharing and Retirement Trust.

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation (as amended May 15, 2007) (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended October 30, 2008) (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed November 3, 2008).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.1 of the corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 7.125% Notes, due 2008, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.8 of the 1998 Form 10-K).

4.2.3	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.4	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.5	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.6	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s quarterly report on Form 10-Q for the period ending June 30, 2005).

4.2.7	Specimen of Floating Rate Senior Note, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

Exhibit Number	Description
4.2.8	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.9	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.3	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006.

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

Exhibit Number	Description
4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.7.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1	2002 Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Corporation’s Form S-8 filed with the Securities and Exchange Commission on October 10, 2002).

10.2.1	Capital One Financial Corporation, 2004 Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-117920, filed August 4, 2004).

10.2.2	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed on May 3, 2006).

10.2.3	Capital One Financial Corporation, 2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-136281, filed August 3, 2006).

10.2.4	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on December 23, 2005).

10.2.5	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed December 23, 2004).

10.2.6	Form of Restricted Stock Award Agreement between Capital One Financial Corporation and certain of its executives or associates pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.2 of the 2004 Form 10-K).

10.2.7	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its executives pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

10.2.8	Form of Performance Unit Award Agreement between Capital One Financial Corporation and its executive officers, including Mr. Gary L. Perlin and Mr. John G. Finneran, Jr., pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to exhibit 10.2.8 of the 2007 Form 10-K).

10.3	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.4	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.5	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors. (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.6	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).

10.7	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2002 Form 10-K).

10.8	Restricted Stock Unit Award Agreement, dated May 17, 2004, by and between Capital One Financial Corporation and Richard D. Fairbank. (incorporated by reference to Exhibit 10.10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

Exhibit Number	Description
10.9	Services Agreement, dated November 8, 2004, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and First Data Corporation, acting through its subsidiary, First Data Resources, Inc. (confidential treatment requested for portions of this agreement incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on September 15, 2005).

10.10	Processing Services Agreement, dated August 5, 2005, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this agreement, incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2005).

10.11	Form of Amended and Restated Change of Control Employment Agreement between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K).

10.12	Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the 2002 Form 10-K).

10.13	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.12 of the 2002 Form 10-K).

10.14	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K).

10.15	Capital One Financial Corporation, Voluntary Non-Qualified Deferred Compensation Plan, dated May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2004).

10.16	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).

10.17	Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.16 of the 2002 Form 10-K).

10.18	Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.19	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed July 25, 2002).

10.20	Capital One Financial Corporation, 2005 Directors Compensation Plan Summary (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

10.21	Form of Change of Control Employment Agreement between Capital One Financial Corporation and each of its named executive officers, including the chief executive officer, Richard Fairbank (incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on October 30, 2007).

10.22	First Quarter 2006 Amendment to Processing Services Agreement, dated May 19, 2006, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this agreement) (incorporated by reference to exhibit 10.22 of the 2007 Form 10-K).

10.23	Amendments to Processing Services Agreement, effective October 31 2008, between the Company and Total System Services, Inc. (confidential treatment requested for portions of these amendments) (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the period ending September 30, 2008).

12*	Computation of Ratio of Earnings to Combined Fixed Charges.

14	Capital One Financial Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.3 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

Exhibit Number	Description
32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

*	Indicates a document being filed with this Form 10-K.
**	Information in this 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.