Form 10-Q
period 2009-03-31
CAPITAL ONE FINANCIAL CORP
filed 2009-05-08
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

As of April 30, 2009 there were 395,855,999 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

March 31, 2009

Part 1. Financial Information

Item 1.	Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)

	March 31, 2009	December 31, 2008

Assets:
Cash and due from banks	$3,076,926	$2,047,839
Federal funds sold and resale agreements	663,721	636,752
Interest-bearing deposits at other banks	4,013,678	4,806,752

Cash and cash equivalents	7,754,325	7,491,343
Securities available for sale	36,326,951	31,003,271
Securities held to maturity	90,990	—
Mortgage loans held for sale	289,337	68,462
Loans held for investment	105,526,911	101,017,771
Less: Allowance for loan and lease losses	(4,648,031)	(4,523,960)

Net loans held for investment	100,878,880	96,493,811
Accounts receivable from securitizations	4,850,508	6,342,754
Premises and equipment, net	2,790,733	2,313,106
Interest receivable	815,738	827,909
Goodwill	13,076,754	11,964,487
Other	10,513,243	9,408,309

Total assets	$177,387,459	$165,913,452

Liabilities:
Non-interest-bearing deposits	$12,422,456	$11,293,852
Interest-bearing deposits	108,696,442	97,326,937

Total deposits	121,118,898	108,620,789
Senior and subordinated notes	8,258,212	8,308,843
Other borrowings	14,610,092	14,869,648
Interest payable	656,769	676,398
Other	5,999,327	6,825,341

Total liabilities	150,643,298	139,301,019

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, 3,555,199 issued or outstanding	3,115,722	3,096,466
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 442,540,141 and 438,434,235 issued as of March 31, 2009 and December 31, 2008, respectively	4,425	4,384
Paid-in capital, net	17,348,217	17,278,102
Retained earnings	10,296,686	10,621,164
Cumulative other comprehensive loss	(852,047)	(1,221,796)
Less: Treasury stock, at cost; 46,878,786 and 46,637,241 shares as of March 31, 2009 and December 31, 2008, respectively	(3,168,842)	(3,165,887)

Total stockholders’ equity	26,744,161	26,612,433

Total liabilities and stockholders’ equity	$177,387,459	$165,913,452

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended March 31
	2009	2008
Interest Income:
Loans held for investment, including past-due fees	$2,190,331	$2,508,393
Investment securities	394,780	257,741
Other	63,117	113,391

Total interest income	2,648,228	2,879,525

Interest Expense:
Deposits	631,848	610,389
Senior and subordinated notes	58,044	140,970
Other borrowings	171,585	316,249

Total interest expense	861,477	1,067,608

Net interest income	1,786,751	1,811,917
Provision for loan and lease losses	1,279,137	1,079,072

Net interest income after provision for loan and lease losses	507,614	732,845

Non-Interest Income:
Servicing and securitizations	453,637	1,083,062
Service charges and other customer-related fees	506,125	574,061
Mortgage servicing and other	23,380	35,255
Interchange	140,091	151,902
Other	(32,899)	212,198

Total non-interest income	1,090,334	2,056,478

Non-Interest Expense:
Salaries and associate benefits	554,431	611,280
Marketing	162,712	297,793
Communications and data processing	199,104	187,243
Supplies and equipment	118,900	130,931
Occupancy	100,251	88,080
Restructuring expense	17,627	52,759
Other	592,067	454,191

Total non-interest expense	1,745,092	1,822,277

Income (loss) from continuing operations before income taxes	(147,144)	967,046
Income tax (benefit) provision	(60,223)	334,491

Income (loss) from continuing operations, net of tax	(86,921)	632,555
Loss from discontinued operations, net of tax	(24,958)	(84,051)

Net income (loss)	$(111,879)	$548,504

Net income (loss) available to common shareholders	$(176,069)	$548,504

Basic earnings per common share:
Income (loss) from continuing operations	$(0.39)	$1.71
Loss from discontinued operations	(0.06)	(0.23)

Net income (loss)	$(0.45)	$1.48

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.39)	$1.70
Loss from discontinued operations	(0.06)	(0.23)

Net income (loss)	$(0.45)	$1.47

Dividends paid per common share	$0.375	$0.375

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2007	419,224,900	$4,192	$—	$15,860,490	$11,267,568	$315,248	$(3,153,386)	$24,294,112
Adjustment to initially apply the measurement date provision of FAS 158, net of income tax benefit of $317	—	—	—		572	(1,161)		(589)
Comprehensive income:
Net income	—	—	—	—	548,504	—	—	548,504
Other comprehensive income (loss), net of income tax:
Unrealized losses on securities, net of income tax benefit of $5,661	—	—	—	—	—	(10,513)	—	(10,513)
Defined benefit pension plans	—	—	—	—	—	(1,441)	—	(1,441)
Foreign currency translation adjustments	—	—	—	—	—	(37,415)	—	(37,415)
Unrealized loss on cash flow hedging instruments, net of income tax benefit of $43,694	—	—	—	—	—	(81,145)	—	(81,145)

Other comprehensive income	—	—	—	—	—	(130,514)	—	(130,514)

Comprehensive income	—	—	—	—	—	—	—	417,990
Cash dividends—$0.375 per share	—	—	—	—	(139,929)	—	—	(139,929)
Purchase of treasury stock	—	—	—	—	—	—	(9,818)	(9,818)
Issuances of common stock and restricted stock, net of forfeitures	1,359,327	14	—	9,376	—	—	—	9,390
Exercise of stock options and tax benefits of exercises and restricted stock vesting	723,822	7	—	25,195	—	—	—	25,202
Compensation expense for restricted stock awards and stock options	—	—	—	21,579	—	—	—	21,579
Allocation of ESOP shares	—	—	—	1,590	—	—	—	1,590

Balance, March 31, 2008	421,308,049	4,213	—	15,918,230	11,676,715	183,573	(3,163,204)	24,619,527

Balance, December 31, 2008	438,434.235	$4,384	$3,096,466	$17,278,102	$10,621,164	$(1,221,796)	$(3,165,887)	$26,612,433
Comprehensive income:
Net loss	—	—	—	—	(111,879)	—	—	(111,879)
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income taxes of $175,598	—	—	—	—	—	373,492	—	373,492
Defined benefit pension plans, net of net income tax benefit of $163	—	—	—	—	—	(293)	—	(293)
Foreign currency translation adjustments	—	—	—	—	—	(38,993)	—	(38,993)
Unrealized gains in cash flow hedging instruments, net of income taxes of $28,223	—	—	—	—	—	35,543	—	35,543

Other comprehensive income (loss)	—	—	—	—	—	369,749	—	369,749

Comprehensive income (loss)								257,870
Cash dividends-Common stock $0.375 per share	—	—	—	—	(148,409)	—	—	(148,409)
Cash dividends-Preferred stock 5% per annum	—	—	(494)	—	(44,440)	—	—	(44,934)
Purchase of treasury stock	—	—	—	—	—	—	(2,955)	(2,955)
Issuances of common stock and restricted stock, net of forfeitures	1,543,405	15	—	7,981	—	—	—	7,996
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,900	—	—	(1,599)	—	—	—	(1,599)
Accretion of preferred stock discount	—	—	19,750	—	(19,750)	—	—	—
Compensation expense for restricted stock awards and stock options	—	—	—	31,670	—	—	—	31,670
Issuance of common stock for acquisition	2,560,601	26	—	30,830	—	—	—	30,856
Allocation of ESOP shares	—	—	—	1,233	—	—	—	1,233

Balance, March 31, 2009	442,540,141	$4,425	$3,115,722	$17,348,217	$10,296,686	$(852,047)	$(3,168,842)	$26,744,161

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Three Months Ended March 31,
	2009	2008

Operating Activities:
Income from continuing operations, net of tax	$(86,921)	$632,555
Loss from discontinued operations, net of tax	(24,958)	(84,051)

Net Income	(111,879)	548,504
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	1,279,137	1,079,072
Depreciation and amortization, net	151,278	185,507
Gains on sales of securities available for sale	(4,335)	(8,630)
Gains on sales of auto loans	—	(1,220)
Gains on repurchase of senior notes	—	(51,971)
Mortgage loans held for sale:
Transfers and originations	(281,981)	(729,299)
(Gain) loss on sales	1,567	(14,172)
Proceeds from sales	291,208	900,663
Stock plan compensation expense	24,715	23,757
Changes in assets and liabilities:
Increase in interest receivable	12,171	88,998
(Increase) Decrease in accounts receivable from securitizations	1,492,246	(679,064)
(Increase) Decrease in other assets	811,763	(737,979)
Decrease in interest payable	(19,629)	(122,331)
(Decrease) Increase in other liabilities	(1,598,693)	700,940
Net cash (used in) provided by operating activities attributable to discontinued operations	13,646	(24,704)

Net cash provided by operating activities	2,061,214	1,158,071

Investing Activities:
Purchases of securities available for sale	(5,980,615)	(5,545,022)
Proceeds from maturities of securities available for sale	1,794,765	1,433,076
Proceeds from sales of securities available for sale	740,191	1,707,539
Proceeds from securitizations of loans	2,892,903	2,346,225
Net increase in loans held for investment	834,305	128,911
Principal recoveries of loans previously charged off	192,928	170,107
Additions of premises and equipment, net	(74,587)	(101,254)
Net payments for companies acquired	(448,151)	—
Net cash provided by investing activities attributable to discontinued operations	3	—

Net cash provided by (used in) investing activities	(48,258)	139,582

Financing Activities:
Net increase (decrease) in deposits	(1,058,530)	4,933,766
Net increase (decrease) in other borrowings	(1,260,905)	(5,107,097)
Repurchases of senior notes	—	(965,847)
Redemptions of acquired company debt and noncontrolling interest	(464,915)	—
Purchases of treasury stock	(2,955)	(9,818)
Dividends paid- common stock	(148,409)	(139,929)
Dividends paid- preferred stock	(44,934)	—
Net proceeds from issuances of common stock	9,230	10,980
Proceeds from share based payment activities	(1,599)	21,579
Net cash used in financing activities attributable to discontinued operations	(3,274)	(32,692)

Net cash used in financing activities	(2,976,291)	(1,289,058)

Net increase (decrease) in cash and cash equivalents	(963,335)	8,595
Cash and cash equivalents at beginning of year	7,491,343	4,821,409
Cash and cash equivalents of acquired companies	1,226,317	—

Cash and cash equivalents at end of period	$7,754,325	$4,830,004

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

Note 1

Significant Accounting Policies

Business

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products and deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

•	Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

On February 27, 2009, the Corporation acquired Chevy Chase Bank for $475.9 million comprised of cash of $445.0 million and 2.56 million shares of common stock valued at $30.9 million. Chevy Chase Bank has the largest retail branch presence in the Washington D.C. region. See Note 2 for more information regarding the acquisition.

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

CONA, COBNA and Chevy Chase Bank are hereafter collectively referred to as the “Banks”.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The Consolidated Financial Statements include the accounts of the Company in which it has a controlling financial interest. Investments in unconsolidated entities where we have the ability to exercise significant influence over the operations of the investee are accounted for using the equity method of accounting. This includes interests in variable interest entities (“VIEs”) where we are not the primary beneficiary. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and our share of income or loss is recorded in other non-interest income. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2009 presentation. All amounts in the following notes, excluding per share data, are presented in thousands unless noted otherwise.

Special Purpose Entities and Variable Interest Entities

Special purpose entities (“SPEs”) are broadly defined as legal entities structured for a particular purpose. There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and the VIE framework under Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities (“VIE”), (“FIN 46(R)”).

QSPEs QSPEs are passive entities that are commonly used in mortgage, credit card, auto and installment loan securitization transactions. SFAS 140 establishes the criteria an entity must satisfy to be a QSPE which includes restrictions on the types of assets a QSPE may hold, limits on repurchase of assets, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise to collect receivables. SPEs that meet the criteria for QSPE status are not required to be consolidated. The Company uses the QSPE model to conduct off-balance sheet securitization activities. See Note 12 for more information on the Company’s off-balance sheet securitization activities.

In April 2008, The Financial Accounting Standards Board (“FASB”) voted to eliminate the concept of QSPEs from the accounting guidance. On September 15, 2008, the FASB issued exposure drafts to amend SFAS 140 and FIN46R. The two proposed Statements would significantly change accounting for transfers of financials assets, due to elimination of the concept of a QSPE, and would change the criteria for determining whether to consolidate a VIE. The proposals have gone through a public comment period and the FASB is redeliberating certain issues and final standards are expected to be released during the second quarter of 2009. As the proposals stand, the change would have a significant impact on the Company’s consolidated financial statements as a result of the loss of sales treatment for assets previously sold to a QSPE, as well as for future sales. As of March 31, 2009, the total assets of QSPEs to which the Company has transferred and received sales treatment were $44.8 billion.

VIEs Special purpose entities that are not QSPEs are considered for consolidation in accordance with FIN46(R), which defines a VIE as an entity that (1) lacks sufficient equity to finance its activities without additional subordinated financial support; (2) has equity owners that lack the ability to make significant decisions about the entity; or (3) has equity owners that do not have the obligation to absorb expected losses or the right to receive expected returns. In general, a VIE may be formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets. A VIE often holds financial assets, including loans or receivables, real estate or other property.

The Company consolidates a VIE if the Company is considered to be its primary beneficiary. The primary beneficiary is subject to absorbing the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

The Company, in the ordinary course of business, has involvement with or retains interests in VIEs in connection with some of its securitization activities, servicing activities and the purchase or sale of mortgage-backed and other asset-backed securities in connection with its investment portfolio. The Company also makes loans to VIEs that hold debt, equity, real estate or other assets. In certain instances, the Company provides guarantees to VIEs or holders of variable interests in VIEs. See Note 9—Mortgage Servicing Rights; Note 12—Securitizations; Note 13—Commitments, Contingencies and Guarantees; and Note 14—Other Variable Interest Entities for more detail on the Company’s involvement and exposure related to non-consolidated VIEs.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the Consolidated Balance Sheets and in the operating section of the Statements of Cash Flows as increases (decreases) of other assets and other liabilities. The Company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under netting arrangements. As of March 31, 2009 the Company had recorded $557.2 million for the right to reclaim cash collateral and $489.7 million for the obligation to return cash collateral under master netting arrangements.

Loans Acquired

Loans acquired in connection with acquisitions are accounted for under SFAS 141(R), Business Combinations (“SFAS 141(R)”) or Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) if the loan has experienced a deterioration of credit quality at the time of acquisition. Under both statements, acquired loans are recorded at fair value and the carry-over of the related allowance for loan and lease losses is prohibited. Fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance for loan and lease losses. Subsequent improvement in cash flows will result in the reversal of the nonaccretable difference which will then get reclassified as accretable yield and have a positive impact on interest income.

Loans acquired that were previously classified as nonaccrual are considered performing, regardless of whether the customer is contractually delinquent. The Company expects to fully collect the new carrying value of the loans. As such, the Company no longer considers the loans to be nonaccrual or nonperforming because we will continue to accrue interest on these loans because of the establishment of an accretable yield in accordance with SFAS 141(R) and SOP 03-03. In addition, net charge-offs on such loans are applied to the nonaccretable difference recorded at acquisition for the estimated future credit losses.

Recent Accounting Pronouncements

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Whether a Market Is Not Active and a Transaction is Not Distressed (“FSP 157-4”), which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements (“SFAS 157”). The Company did not early adopt FSP 157-4 and, as such, FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact of FSP 157-4 on the consolidated earnings and financial position of the Company.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2 and FAS 124-2”), which eliminates the Company’s requirement to assert its intent and ability to hold an investment until its forecasted recovery to avoid recognizing an impairment loss. The FSP will require the Company to recognize an other-than-temporary impairment when the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery. Credit related impairments are recorded in income while other impairments are recorded in other comprehensive income. FSP 115-2 and FAS 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact of FSP 115-2 and FAS 124-2 on the consolidated earnings and financial position of the Company.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”), which will require the Company to include fair value disclosures of financial instruments for each interim and annual period that financial statements are prepared. FSP 107-1 and APB 28-1 will be effective for interim and annual reporting periods ending after June 15, 2009. The initial adoption of FSP 107-1 and APB 28-1 will not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements for financial instruments.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“FSP EITF 99-20”). The FSP was issued to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) and other related guidance. FSP EITF 99-20 emphasizes that any other-than-temporary impairment resulting from the application of SFAS 115 or EITF 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. FSP EITF 99-20 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20 did not have impact on consolidated earnings or financial position of the Company.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, (“FSP FAS 140-4 and FIN 46 (R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140 and FIN 46(R) and requires public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008. This FSP does not impact the consolidated earnings or financial position of the Company. See Note 13 for additional detail.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (“SFAS 128”). The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of FSP EITF 03-6-1 did not have a material effect on our results of operations or earnings per share.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) to exclude credit derivative instruments accounted for at fair value under SFAS 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The adoption of FSP FAS 133-1 did not have a material impact on the consolidated earnings or financial position of the Company. FIN 45-4 only requires additional disclosures concerning guarantees, which did not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements. See Note 13 for additional detail.

Effective January 1, 2008, the Company adopted SFAS 157 for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Under FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), the Company elected to defer the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The initial adoption of SFAS 157 did not have a material impact on the consolidated earnings and financial position of the Company. There are no material assets or liabilities recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS 157. See Note 6 for additional detail.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (“SFAS 161”). This Statement changes the disclosure requirements for derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS 161 did not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements for derivatives and hedged items. See Note 11 for derivatives disclosures under SFAS 161.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have an impact on the consolidated earnings or financial position of the Company.

In December 2007, the FASB issued SFAS No. 141(R), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement replaces SFAS 141, Business Combinations. It retains the fundamental requirements in SFAS 141; however, the scope is broader than that of SFAS 141 by applying to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions, thereby replacing SFAS 141’s cost-allocation process. This Statement also changes the requirements for recognizing acquisition related costs, restructuring costs, and assets acquired and liabilities assumed arising from contingencies. It also changes the accounting for step acquisitions. The Company applied the provisions of SFAS 141(R) with the Chevy Chase Bank acquisition.

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

Note 2

Acquisitions

Chevy Chase Bank

On February 27, 2009, the Company acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash with a total value of $475.9 million. Under the terms of the stock purchase agreement, Chevy Chase Bank common shareholders received $445.0 million in cash and 2.56 million shares of Capital One common stock. In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net credit mark estimated at the time the deal was signed, the Company will share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “earn-out”). As of March 31, 2009 the Company has not recognized a liability associated with the earn-out due to the short time frame since the acquisition date. The maximum payment under the earn-out is $300.0 million and would occur after December 31, 2013. Subsequent to the closing of the acquisition all of the outstanding shares of preferred stock of Chevy Chase Bank and the subordinated debt of its wholly-owned REIT subsidiary, were redeemed. This acquisition improves the Company’s core deposit funding base, increases readily available and committed liquidity, adds additional scale in bank operations, and brings a strong customer platform. Chevy Chase Bank’s results of operations are included in the Company’s results after the acquisition date of February 27, 2009.

The Chevy Chase Bank acquisition is being accounted for under the acquisition method of accounting in accordance with
SFAS 141(R). Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Chevy Chase Bank acquisition date, as summarized in the following table. Preliminary goodwill of $1.1 billion is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created through the scale, operational and product enhancement benefits that will result from combining the operations of the two companies. The allocation of the purchase price is still preliminary due to the short duration since the acquisition date and will be finalized upon completion of the analysis of the fair values of Chevy Chase Bank’s assets and liabilities. The fair value of the noncontrolling interest was calculated based on the redemption price of the interests, as well as any accrued but unpaid dividends. The shares of preferred stock of Chevy Chase Bank have been redeemed as noted above, and therefore, there is no longer a noncontrolling interest.

Costs to acquire Chevy Chase Bank:
Cash consideration paid	$445,000
Capital One common stock issued (2,560,601 shares)	30,855
Fair value of contingent consideration	—
Transfer taxes paid on behalf of Chevy Chase Bank	3,151

Total consideration paid for Chevy Chase Bank	$479,006
Fair value of noncontrolling interest	283,900

Fair value of Chevy Chase Bank	$762,906

Chevy Chase Bank’s net assets at fair value:
Chevy Chase Bank’s stockholders’ equity at February 27, 2009	641,537
Elimination of Chevy Chase Bank’s intangible assets (including goodwill)	(18,383)
Adjustments to reflect assets and liabilities acquired at fair value:
Net loans	(1,427,161)
Investment securities	(53,306)
Intangible assets	276,195
Other assets	398,029
Deposits	(109,861)
Borrowings	(12,871)
Other liabilities	(45,291)

Less: Adjusted identifiable net liabilities acquired	(351,112)

Total preliminary goodwill(1)	$1,114,018

(1)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill has been allocated to the Other segment for the first quarter of 2009 and will be reallocated during the second quarter of 2009, along with the operations of Chevy Chase Bank to the appropriate segments.

The following condensed balance sheet of Chevy Chase Bank discloses the amount assigned to each major asset and liability caption at the acquisition date. The allocation of the final purchase price is still subject to refinement as the integration process continues and additional information becomes available.

February 27, 2009
Assets:
Cash and cash equivalents	$1,217,837
Interest-bearing deposits	8,480
Investment securities	1,423,568
Net loans	9,841,678
Other Intangible assets	44,830
Core deposit intangibles	231,365
Other assets	2,206,552

Total assets	$14,974,310

Liabilities:
Deposits	$13,556,639
Securities sold under repurchase agreements	806,575
Other borrowings	376,600
Other liabilities	585,608

Total liabilities	15,325,422

Net liabilities acquired	$(351,112)

The following table discloses the impact of Chevy Chase Bank since the acquisition on February 27, 2009, through the end of the first quarter 2009. The table also presents what the pro-forma Company results would have been had the acquisition taken place on January 1, 2009 and January 1, 2008. These results include the impact of amortizing certain purchase accounting adjustments. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors.

	Actual since acquisition as of March 31, 2009	Pro-Forma results as of March 31,
		2009	2008
Revenue	$35,905	$2,925,190	$4,035,748
Net income (loss) from continuing operations, net of tax	$(9,786)	$(181,181)	$604,142

Note 3

Loans Acquired in a Transfer

The Company’s acquired loans from the Chevy Chase Bank acquisition, subject to SFAS 141(R), are recorded at fair value and no separate valuation allowance is recorded at the date of acquisition. The Company is required to review each loan at acquisition to determine if it should be accounted for under Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) and if so, determines whether each such loan is to be accounted for individually or whether such loans will be aggregated into pools of loans based on common risk characteristics. Due to the short time period between the date of the acquisition and the reporting period, the Company has not completed its analysis of the loans to be accounted for as impaired under SOP 03-3 or as performing under SFAS 141(R). The accounting treatment is essentially the same under both pieces of guidance. The disclosure requirements under SOP 03-3 are more extensive, and the Company has elected to provide such disclosures for all of the acquired Chevy Chase Bank loans. The Company expects to complete its analysis during the second quarter and to specify loans as either SOP 03-3 or as performing under SFAS 141(R). For the evaluation of whether a loan should be accounted for under SOP 03-3, the Company is considering a number of factors including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation or stated income loans, interest only, or negative amortization features), underwriting standards applied during the year of origination, the geographic location of the borrower or collateral, the loan-to-value ratio and the risk rating assigned to the loans. The Company expects that a significant portion of the option arm portfolio will be considered impaired and accounted for under SOP 03-3.

The Company makes an estimate of the total cash flows it expects to collect from the loans (or pools of loans), which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the loans is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the loans. The Company also determines the loans’ contractual principal and contractual interest payments. The excess of that amount over the total cash flows it expects to collect from the loans is referred to as nonaccretable difference, which is not accreted into income. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. The Company continues to estimate cash flows expected to be collected over the life of the loans. Subsequent increases in total cash flows it expects to collect are recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the loans. Subsequent decreases in cash flows expected to be collected over the life of the loans are recognized as impairment in the current period through a valuation allowance. Adjustments to the acquisition date fair value of the acquired loans made during the refinement of the allocation of purchase price could impact accretable yield and/or nonaccretable difference.

In conjunction with the Chevy Chase Bank acquisition, the acquired loan portfolio was accounted for under SFAS 141(R) at fair value and they are as follows:

(In Thousands)	At Acquisition
Contractually required principal and interest at acquisition	$14,991,802
Nonaccretable difference (expected losses of $2,205,854 and foregone interest of $1,229,349)	3,435,203

Cash flows expected to be collected at acquisition	$11,556,599
Accretable yield (interest component of expected cash flows)	1,714,921

Basis in acquired loans at acquisition	$9,841,678

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at March 31, 2009 and is as follows:

March 31, 2009
Outstanding Balance	$11,400,331
Carrying Amount	$9,578,267

Accretable Yield
Balance at January 1, 2009	$—
Additions	1,714,921
Accretion	(31,989)

Balance at March 31, 2009	$1,682,932

Note 4

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”). GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results from continuing operations for the three months ended March 31, 2009 and 2008.

The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking segment in conjunction with the shutdown of the mortgage origination operation and the results of the Local Banking segment include the mortgage servicing results for the three months ended March 31, 2009 and 2008. The commercial and consumer mortgage loans held for investment portfolios were reported in the Local Banking segment and the Other segment, respectively, for the three months ended March 31, 2009 and 2008.

The Company retained $1.6 billion of certain GreenPoint loans and reclassified them from mortgage loans held for sale to loans held for investment during 2007. Continuing cash flows from the loans held for investment loan portfolio are included in the Company’s results of continuing operations for the three months ended March 31, 2009 and 2008, and classified as operating cash flows in the Consolidated Statement of Cash Flows. The Company will have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations for the three months ended March 31, 2009 includes an expense of $26.0 million, recorded in non-interest expense, for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Three Months Ended March 31
	2009	2008
Net interest income(1)	$723	$1,923
Non-interest income	55	1,837
Non-interest expense	39,533	135,254
Income tax benefit	(13,797)	(47,443)

Loss from discontinued operations, net of taxes	$(24,958)	$(84,051)

(1)	There is no provision for loan and lease losses because loans were reclassified to loans held for sale and recorded at the lower of cost or market.

The Company’s wholesale mortgage banking unit had assets of approximately $30.6 million as of March 31, 2009 consisting of $15.9 million of mortgage loans held for sale and $14.5 million of other related assets. The related liabilities consisted of obligations to fund these assets, and obligations for representations and warranties provided by the Company on loans previously sold to third parties.

Note 5

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

The results of the GreenPoint mortgage origination operations are being reported as discontinued operations for 2009 and 2008, and are not included in the segment results of the Company. The results of GreenPoint’s mortgage servicing business and small ticket commercial real estate loans held for investment portfolio are reported as part of the Company’s continuing operations and included in the Local Banking segment. The results of GreenPoint’s consumer mortgage loans held for investment portfolio are reported as part of the Company’s continuing operations and included in the Other segment.

The Local Banking and National Lending segments are considered reportable segments based on quantitative thresholds applied to the managed loan portfolio for reportable segments provided by SFAS 131, and are disclosed separately. The National Lending segment consists of the following sub-segments: U.S. Card, which consists of the Company’s domestic credit card business, including small business credit cards, and the installment loan businesses, Auto Finance and International lending. The Other segment includes the Company’s liquidity portfolio, emerging businesses not included in the reportable segments, and various non-lending activities. The Other segment also includes, the results of GreenPoint’s consumer mortgage loans held for investment portfolio, the GreenPoint home equity line of credit portfolio, the net impact of transfer pricing, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative announced in the second quarter of 2007.

The results of Chevy Chase Bank operations since acquisition are included in the Other segment and will be reclassified into appropriate reporting segments in the second quarter of 2009.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

The following tables present certain information regarding the Company’s continuing operations by segment:

	Three months ended March 31, 2009
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$2,061,691	$599,029	$83,033	$2,743,753	$(957,002)	$1,786,751
Non-interest income	1,005,446	184,510	(203,804)	986,152	104,182	1,090,334
Provision for loan and lease losses	1,848,955	219,369	63,633	2,131,957	(852,820)	1,279,137
Restructuring expenses	—	—	17,627	17,627	—	17,627
Other non-interest expenses	1,100,770	619,854	6,841	1,727,465	—	1,727,465
Income tax provision (benefit)	41,532	(19,490)	(82,265)	(60,223)	—	(60,223)

Net income (loss)	$75,880	$(36,194)	$(126,607)	$(86,921)	$—	$(86,921)

Loans held for investment	$95,753,037	$44,458,675	$10,123,282	$150,334,994	$(44,808,083)	$105,526,911
Total deposits	$1,279,562	$79,114,684	$40,724,652	$121,118,898	$—	$121,118,898

	Three months ended March 31, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments(2)	Total Reported
Net interest income	$2,408,583	$566,954	$1,313	$2,976,850	$(1,164,933)	$1,811,917
Non-interest income	1,226,114	215,469	165,102	1,606,685	449,793	2,056,478
Provision for loan and lease losses	1,677,220	60,394	56,598	1,794,212	(715,140)	1,079,072
Restructuring expenses	—	—	52,759	52,759	—	52,759
Other non-interest expenses	1,279,171	605,351	(115,004)	1,769,518	—	1,769,518
Income tax provision (benefit)	236,203	40,837	57,451	334,491	—	334,491

Net income (loss)	$442,103	$75,841	$114,611	$632,555	$—	$632,555

Loans held for investment	$103,003,402	$44,197,085	$836,041	$148,036,528	$(49,680,440)	$98,356,088
Total deposits	$1,774,690	$73,387,227	$12,533,025	$87,694,942	$—	$87,694,942

	Three months ended March 31, 2009
National Lending	U.S. Card	Auto Finance	International	Total National Lending
Net interest income	$1,504,695	$370,003	$186,993	$2,061,691
Non-interest income	883,891	19,965	101,590	1,005,446
Provision for loan and lease losses	1,521,997	166,169	160,789	1,848,955
Non-interest expenses	862,915	113,884	123,971	1,100,770
Income tax provision (benefit)	1,286	38,470	1,776	41,532

Net income (loss)	$2,388	$71,445	$2,047	$75,880

Loans held for investment	$67,015,166	$20,667,910	$8,069,961	$95,753,037

	Three months ended March 31, 2008
National Lending	U.S. Card	Auto Finance	International	Total National Lending
Net interest income	$1,743,714	$401,562	$263,307	$2,408,583
Non-interest income	1,070,831	16,110	139,173	1,226,114
Provision for loan and lease losses	1,120,025	408,251	148,944	1,677,220
Non-interest expenses	938,860	136,169	204,142	1,279,171
Income tax provision (benefit)	264,481	(44,362)	16,084	236,203

Net income (loss)	$491,179	$(82,386)	$33,310	$442,103

Loans held for investment	$67,382,004	$24,633,665	$10,987,733	$103,003,402

(1)	Income statement adjustments for the three months ended March 31, 2009 reclassify the net of finance charges of $1,072.8 million, past due fees of $201.6 million, other interest income of $(33.7) million and interest expense of $283.7 million; and net charge-offs of $852.8 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	Income statement adjustments for the three months ended March 31, 2008 reclassify the net of finance charges of $1,524.0 million, past due fees of $263.5 million, other interest income of $(38.8) million and interest expense of $583.8 million; and net charge-offs of $715.1 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

Segment Adjustments That Affect Comparability

On February 27 2009, the Company acquired Chevy Chase Bank and its assets and results are recorded within the Other segment for the first quarter of 2009.

During the first quarter of 2008, the Company repurchased approximately $1.0 billion of certain senior unsecured debt, recognizing a gain of $52.0 million in non-interest income and reported in the Other segment. The Company initiated the repurchases to take advantage of the current market environment and replaced the repurchased debt with lower-rate unsecured funding.

Note 6

Fair Values of Assets and Liabilities

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•

Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material SFAS 159 elections as of the end of the first quarter of 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2009
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale	$1,588,695	$32,427,396	$2,310,860	$36,326,951
Other assets
Mortgage servicing rights	—	—	258,663	258,663
Derivative receivables(1)	8,997	994,070	654,146	1,657,213
Retained interests in securitizations	—	—	2,185,706	2,185,706

Total Assets	$1,597,692	$33,421,466	$5,409,375	$40,428,533

Liabilities
Other liabilities
Derivative payables(1)	$5,430	$1,172,299	$54,379	$1,232,108

Total Liabilities	$5,430	$1,172,299	$54,379	$1,232,108

	December 31, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale	$291,907	$28,331,103	$2,380,261	$31,003,271
Other assets
Mortgage servicing rights	—	—	150,544	150,544
Derivative receivables(1)	8,020	1,768,902	59,895	1,836,817
Retained interests in securitizations	—	—	1,470,385	1,470,385

Total Assets	$299,927	$30,100,005	$4,061,085	$34,461,017

Liabilities
Other liabilities
Derivative payables(1)	$937	$1,260,062	$60,672	$1,321,671

Total Liabilities	$937	$1,260,062	$60,672	$1,321,671

(1)	The Company does not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009. All Level 3 instruments presented in the table were carried at fair value prior to the adoption of SFAS 159.

Level 3 Instruments Only

	Three Months Ended March 31, 2009
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2009	$2,380,261	$150,544	$59,895	$1,470,385	$60,672
Total realized and unrealized gains (losses):
Included in earnings	—	2,656	(5,870)	(101,127)	(5,898)
Included in other comprehensive income	(111,472)	—	—	22,898	—
Purchases, issuances and settlements	61,938	105,463	600,121	793,550	(395)
Transfers into Level 3(4)	(19,867)	—	—	—	—

Balance, March 31, 2009	$2,310,860	$258,663	$654,146	$2,185,706	$54,379

Change in unrealized gains (losses) included in earnings related to financial instruments held at March 31, 2009	$—	$2,656	$(5,870)	$(25,696)	$(5,898)

	Year ended December 31, 2008
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2008	$217,428	$247,589	$8,962	$1,295,498	$8,631
Total realized and unrealized gains (losses):
Included in earnings	18	(72,516)	33,442	(187,934)	34,072
Included in other comprehensive income	(696,601)	—	—	(57,259)	—
Purchases, issuances and settlements	180,631	(24,529)	17,491	420,080	17,969
Transfers into Level 3(4)	2,678,785	—	—	—	—

Balance, December 31, 2008	$2,380,261	$150,544	$59,895	$1,470,385	$60,672

Change in unrealized gains (losses) included in earnings related to financial instruments held at December 31, 2008	$—	$(72,516)	$33,442	$(41,055)	$34,072

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
(2)	An end of quarter convention is used to measure derivative activity, resulting in end of quarter values being reflected as purchases, issuances and settlements for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income.
(3)	An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.
(4)

Level 3 assets decreased $19.9 million for the three months ended March 31, 2009. Level 3 assets consist primarily of senior-classes of non-agency mortgage backed securities backed by prime jumbo collateral. The ongoing capital markets dislocation has decreased new issuance and secondary trading volumes for many fixed income markets. This lower level of activity makes it increasingly difficult to find consistent pricing of many fixed income securities. The pricing of our prime jumbo non-agency mortgage-backed securities continued to exhibit a variation that was outside of our Level 2 assets policy tolerances. Consequently, we reassigned additional securities to Level 3.

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

Mortgage servicing rights

Mortgage servicing rights (MSRs) do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment spreads, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. Since the adoption of SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, (“SFAS 156”) in 2007, the Company records MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in Note 9—Mortgage Servicing Rights.

Derivatives

Most of the Company’s derivatives are not exchange traded but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impact of Capital One’s non-performance risk is considered when measuring the fair value of derivative liabilities.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2009 and still held on the consolidated balance sheet at March 31, 2009, the following table provides the fair value measures by level of valuation assumptions used and the amount of fair value adjustments recorded in earnings for those assets in 2009. Fair value adjustments for mortgage loans held for sale, foreclosed assets, and other assets are recorded in other non-interest expense, and fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

	March 31, 2009
	Fair Value Measurements Using			Assets at Fair Value	Total Losses
	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$—	$58,784	$—	$58,784	$3,156
Loans held for investment	—	97,257	213,191	310,448	70,095
Foreclosed assets(1)	—	46,833	—	46,833	7,428
Other	—	3,725	—	3,725	735

Total	$—	$206,599	$213,191	$419,790	$81,414

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value	Total Losses in 2008
	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$—	$68,462	$—	$68, 462	$14,386
Loans held for investment	—	64,737	142,768	207,505	62,747

Total	$—	$133,199	$142,768	$275,967	$77,133

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

Note 7

Goodwill and Other Intangible Assets

During Q1 2009, the Company acquired Chevy Chase Bank, the largest retail branch presence in the Washington, D.C. region, which created $1.1 billion of goodwill. The goodwill associated with the acquisition of Chevy Chase Bank was held in the Other segment in the first quarter of 2009. See Note 2 for information regarding the Chevy Chase Bank acquisition.

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s reporting units are Local Banking, U.S. Card, Auto Finance, and International. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. For the three months ended March 31, 2009, no impairment of goodwill was recognized.

During the first quarter of 2009, our stock price, along with the stock prices of others in the financial services industry, declined significantly, resulting in a decline in our market capitalization subsequent to our annual goodwill impairment testing date in 2008. While this decline did not result in further goodwill impairment in the first quarter of 2009, the Company will continue to regularly monitor its market capitalization, overall economic conditions and other events or circumstances that might result in an impairment of goodwill in the future.

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Total
Balance at December 31, 2008	$5,303,299	$6,661,188	$—	$11,964,487
Additions	—	—	1,114,018	1,114,018
Other adjustments	—	(4)	—	(4)
Foreign currency translation	(1,747)	—	—	(1,747)

Balance at March 31, 2009	$5,301,552	$6,661,184	$1,114,018	$13,076,754

National Lending Detail	U.S. Card	Auto Finance	International	National Lending Total
Balance at December 31, 2008	$3,761,318	$619,512	$922,469	$5,303,299
Foreign currency translation	—	—	(1,747)	(1,747)

Balance at March 31, 2009	$3,761,318	$619,512	$920,722	$5,301,552

In connection with the acquisition of Chevy Chase Bank, the Company recorded intangible assets of $276.2 million that consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships. The following table summarizes the Company’s intangible assets subject to amortization.

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Avg. Amortization Period
Core deposit intangibles	$1,551,365	$(546,355)	$1,005,010	8.8 years
Lease intangibles	53,993	(18,223)	35,770	23.5 years
Trust intangibles	10,500	(3,565)	6,935	14.7 years
Other intangibles	43,647	(5,061)	38,586	3.7 years

Total	$1,659,505	$(573,204)	$1,086,301

Intangibles are amortized on an accelerated basis using the sum of digits methodology over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 9.1 years.

The following table summarizes the Company’s current period and estimated future amortization expense for intangible assets as of March 31, 2009:

(in thousands)	Current Period Amortization Amount
Three months ended March 31, 2009	$52,430
Estimated Future Amortization Amounts
Years ended December 31,
2009 (remaining nine months)	$182,113
2010	$218,238
2011	$182,985
2012	$149,225
2013	$120,574
2014	$92,864
Thereafter	$140,302

Total	$1,086,301

Note 8

Comprehensive Income and Earnings Per Common Share

Comprehensive income for the three months ended March 31, 2009 and 2008, respectively was as follows:

	Three Months Ended March 31
	2009	2008
Comprehensive Income:
Net income (loss)	$(111,879)	$548,504
Other comprehensive income (loss), net of tax	369,749	(130,514)

Total comprehensive income	$257,870	$417,990

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31
(Shares in Thousands)	2009	2008
Numerator:
Income (loss) from continuing operations, net of tax	$(86,921)	$632,555
Loss from discontinued operations, net of tax	(24,958)	(84,051)

Net income (loss)	$(111,879)	$548,504

Preferred stock dividends and accretion of discount	$(64,190)	$—

Net income (loss) available to common shareholders	$(176,069)	$548,504

Denominator:
Denominator for basic earnings per share-weighted-average shares	390,456	370,743
Effect of dilutive securities (1):
Stock options	—	644
Contingently issuable shares	—	—
Restricted stock and units	—	885

Dilutive potential common shares	—	1,529

Denominator for diluted earnings per share-adjusted weighted-average shares	390,456	372,272
Basic earnings per share
Income (loss) from continuing operations	$(0.39)	$1.71
Loss from discontinued operations	(0.06)	(0.23)

Net income (loss)	$(0.45)	$1.48

Diluted earnings per share
Income (loss) from continuing operations	$(0.39)	$1.70
Loss from discontinued operations	(0.06)	(0.23)

Net income (loss)	$(0.45)	$1.47

(1)	Excluded from the computation of diluted earnings per share were 43.8 million and 24.3 million as of March 31, 2009 and 2008, respectively, because their inclusion would be antidilutive.

Note 9

Mortgage Servicing Rights

MSRs are recognized when mortgage loans are sold in the secondary market and the right to service these loans is retained for a fee and carried at fair value; changes in fair value are recognized in mortgage servicing and other income. The Company may enter into derivatives to economically hedge changes in fair value of MSRs. The Company originally sold mortgage loans through whole loan sales transactions and in some instances the loans were subsequently securitized by the third party purchaser and transferred into a VIE. The Company typically does not have any continuing involvement other than its right to service the loans, and the Company does not hold subordinate residual interests or enter into other guarantees or liquidity agreements with these structures. The Company records the MSR at estimated fair value and has no other loss exposure over and above the recorded fair value. The servicing fee does not represent a variable interest in the VIE and thus, the Company could not be deemed the primary beneficiary of these structures.

The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights during the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31
Mortgage Servicing Rights:	2009	2008
Balance, beginning of period	$150,544	$247,589
Acquired in acquisitions (1)	109,538	—
Originations	2,342	—
Sales	—	(6)
Change in fair value, net	(3,761)	(41,473)

Balance, end of period	$258,663	$206,110

Ratio of mortgage servicing rights to related loans serviced for others	0.79%	0.75%
Weighted average service fee	0.29	0.28

(1)	Related to the Chevy Chase Bank acquisition completed on February 27, 2009.

Fair value adjustments to the MSR for the three months ended March 31, 2009 and 2008 included a $6.4 million and a $7.3 million, respectively, decrease due to run-off in the serviced portfolio, and an increase of $2.7 million and a decrease of $34.2 million, respectively, due to changes in the valuation inputs and assumptions.

The valuation adjustments for the MSR were partially offset by changes in the fair value of economic hedging instruments of $4.4 million and $42.5 million for the three months ended March 31, 2009 and 2008, respectively, which were recognized in non-interest income. For additional information on hedging activities, refer to Note 11.

The significant assumptions used in estimating the fair value of the servicing assets at March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31, 2008
Weighted average prepayment rate (includes default rate)	22.70%	29.47%
Weighted average life (in years)	3.8	3.3
Discount rate	11.55%	10.44%

At March 31, 2009, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $12.3 million and $23.4 million, respectively.

As of March 31, 2009, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $47.0 billion, of which $32.5 billion was serviced for investors other than the Company. The Chevy Chase Bank acquisition added $18.3 billion to the mortgage loan servicing portfolio, of which $10.2 billion was serviced for other investors. As of March 31, 2008, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $38.3 billion, of which $27.7 billion was serviced for investors other than the Company.

Servicing income, which includes contractual servicing fees, late fees and ancillary fees, totaled $15.1 million and $29.5 million for the three months ended March 31, 2009 and 2008, respectively.

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

The Company anticipates recording charges of approximately $30.0 million in excess of the original $300.0 million pre-tax over the course of the cost reduction initiative as the Company has extended the initiative due to the continued economic deterioration. Approximately half of these charges are related to severance benefits, while the remaining charges are associated with items such as contract and lease terminations and consolidation of facilities and infrastructure.

Restructuring expenses associated with continuing operations were comprised of the following:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Restructuring expenses:
Employee termination benefits	$11,916	$44,248
Communication and data processing	663	—
Supplies and equipment	1,214	84
Occupancy	653	3,774
Other	3,181	4,653

Total restructuring expenses	$17,627	$52,759

Employee termination benefits include charges for executives of $3.1 million and $9.2 million and charges for associates of $8.8 million and $35.0 million for the three months ended March 31, 2009 and 2008, respectively.

The Company made $12.2 million and $26.2 million in cash payments for restructuring charges during the three months ended March 31, 2009 and 2008, respectively that related to employee termination benefits. Restructuring accrual activity associated with the Company’s cost initiative for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Restructuring accrual activity:
Balance, beginning of period	$92,749	$67,961
Restructuring charges	17,627	52,759
Cash payments	(12,157)	(26,207)
Noncash write-downs and other adjustments	—	(1,247)

Balance, end of period	$98,219	$93,266

Note 11

Derivative Instruments and Hedging Activities

The Company maintains a risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company’s goal is to manage sensitivity to changes in rates by hedging the repricing or maturity characteristics of certain balance sheet assets and liabilities, thereby limiting the impact on earnings. By using derivative instruments, the Company is exposed to credit and market risk on those derivative positions. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative, if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s Asset and Liability Management Committee, a committee of Senior Management. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral agreements are generally required as well. The Asset and Liability Management Committee, as part of that committee’s oversight of the Company’s asset/liability and treasury functions, monitors the Company’s derivative activities. In accordance with the Company’s asset/liability management policies, the Company reviews its risk profile on a monthly basis. The Company’s Asset and Liability Management Committee is responsible for setting the asset/liability management policies which govern hedging strategies and activities and approving new products to be traded under such new or existing strategies.

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. To the extent that there is a high degree of correlation between the hedged asset or liability and the derivative instrument, the income or loss generated will generally offset the effect of this unrealized appreciation or depreciation.

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

The following table provides the notional value and fair values of the Company’s derivative instruments, by category, as of March 31, 2009:

	As of March 31, 2009

		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Classification	Positive Fair Value	Balance Sheet Classification	Negative Fair Value
Derivatives designated as hedging instruments under FAS
Cash Flow Interest Rate Contracts	$6,239,583	Other assets	$—	Other liabilities	$206,113
Cash Flow Foreign Exchange Contracts	1,185,732	Other assets	23,193	Other liabilities	6,902
Fair Value Interest Rate Contracts	6,360,477	Other assets	558,347	Other liabilities	8,289
Net Investment Foreign Exchange Contracts	47,311	Other assets	11,713	Other liabilities	—

Subtotal	$13,833,103		$593,253		$221,304
Derivatives not designated as hedging instruments under FAS 133
Trading Interest Rate Contracts	$8,804,731	Other assets	$294,794	Other liabilities	$282,759
Non-Trading Interest Rate Contracts	27,394,757	Other assets	761,063	Other liabilities	722,616
Non-Trading Other Contracts	1,497,234	Other assets	8,104	Other liabilities	5,430

Subtotal	$37,696,722		$1,063,961		$1,010,805

Total Derivatives	$51,529,825		$1,657,214		$1,232,109

The following table shows the effect of the Company’s derivative instruments, by category, on the income statement for the period ended March 31, 2009, assuming no ineffectiveness within derivatives:

Derivatives in Fair Value Hedging Relationships

	Classification of Gain/(Loss) in Income on Derivative	Gain/(Loss) in Income on Derivative	Hedged Items in Fair Value Hedge Relationship	Classification of Gain/(Loss) Recognized in Income on Related Hedged Item	Gain/(Loss) Recognized in Income on Related Hedged Items	Net Gain/(Loss)
Interest Rate Contracts	Other Non-Interest Income	$(47,781)	Fixed-rate Debt	Other Non- Interest Income	$47,780	$(1)

Cash Flow Hedging Relationships

	Gain/(Loss) Recognized in OCI (Effective Portion)	Classification of Gain/(Loss) Reclassified from OCI into Income	Gain/(Loss) Reclassified from OCI into Income	Classification of Gain/(Loss) Recognized in Income (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
Interest Rate Contracts	$63,724	Interest Income (Expense)	$(35,475)	None	$0
Foreign Exchange Contracts	16,153	Other Non - Interest Income	(10,348)	None	$0

	$79,877		$(45,823)		$0

Net Investment Hedging Relationships

	Gain/(Loss) Recognized in OCI	Classification of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Classification of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign Exchange Contracts	$550	None	$—	None	$—

Derivatives Not Designated as Hedging Instruments under Statement 133

	Classification of Gain (Loss) in Income	Gain (Loss) Recognized in Income
Trading Interest Rate Contracts	Other Non-Interest Income	$2,453
Non-Trading Interest Rate Contracts	Other Non-Interest Income	(64,209)
Non-Trading Other Contracts	Other Non-Interest Income	2,234

Total		$(59,522)

Fair Value Hedges

The Company has entered into forward exchange contracts to hedge foreign currency denominated investments against fluctuations in exchange rates. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk of adverse effects from movements in exchange rates.

The Company has also entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s senior notes, public fund certificates of deposit, and U.S. Agency investments from fixed rates to variable rates over the next eight years. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

Adjustments related to the ineffective portion of the fair value hedging instruments are recorded in interest income, interest expense or non-interest income depending on the hedged item. For the three months ended March 31, 2009, net gains or losses related to the ineffective portion of the Company’s fair value hedging instruments were not material.

Cash Flow Hedges

The Company has entered into interest rate swap agreements that effectively modify the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate debt over the next four years. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

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

At March 31, 2009, the Company expects to reclassify $12.9 million of net gains, after tax, on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur.

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

Trading Interest Rate Contracts

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

Non-Trading Interest Rate Contracts

The Company uses interest rate swaps to manage interest rate sensitivity related to loan securitizations of the Company’s non-mortgage related securitization programs. The Company enters into interest rate swaps with its securitization trust and essentially offsets the derivative with separate interest rate swaps with third parties. The Company is exposed to higher credit risk related to interest rate swaps with the Trust, and has charged a higher rate to offset this risk. The Trust is unable to post collateral because of its QSPE status. The Company has recorded a $45.0 million reserve against the asset value to mitigate the credit exposure.

The Company uses interest rate cap agreements and reciprocal basis swap agreements in conjunction with the securitization of certain payment option mortgage loans. These interest rate caps limit the Company’s exposure to interest rate risk by providing for payments to be made to the Company by third parties when the one-month LIBOR rate exceeds the applicable strike rate. These agreements have individual predetermined notional schedules and stated expiration dates, and relate to both currently outstanding and previously called securitization trusts. The reciprocal basis swap agreements are held with external counterparties and are structured to mirror the basis swap agreements within securitization programs. The basis swaps in the securitization structures fund the payment of uncapped floating rate interest to note holders in the trust. While payments on the basis swaps and the reciprocal basis swaps may be similar in amounts, the Company is not a party to any of the derivative contracts between the derivative providers and the securitization trusts.

The Company uses interest rate swaps in conjunction with its auto securitizations. These swaps have zero balance notional amounts unless the pay down of auto securitizations differs from its scheduled amortization.

Through its subsidiary Chevy Chase Bank, the Company enters into commitments to originate or purchase loans whereby the interest rate of the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intends to sell in the secondary market are considered freestanding derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of gain on sale of loans. In accordance with Staff Accounting Bulletin No, 105, Application of Accounting Principles to Loan Commitments, interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are determined based on current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loans will fund within the terms of the commitment. The initial value inherent in the loan commitments at origination is recognized through gain on sale of loans when the underlying loan is sold. Both the interest rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of gain on sale of loans. As of March 31, 2009, the Company has $9.2 million in loan commitments.

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings in non-interest income.

Non-Trading Other Contracts

The Company uses interest rate swaps and To Be Announced (“TBA”) forward contracts in conjunction with its mortgage servicing rights portfolio. These derivatives are designed to offset changes in the value of mortgage servicing rights attributable to interest rate fluctuations.

The Company uses TBA forward contracts and whole loan commitments in conjunction with its interest rate locks and held-for-sale fixed rate mortgages (collectively “mortgage commitments”). These derivatives are designed to provide a known future price for these mortgage commitments.

Credit Default Swaps

The Company has credit exposure resulting from swap agreements related to loss mitigation for certain manufactured housing securitization securitizations issued by GreenPoint Credit LLC in 2000. The maximum credit exposure from these swap agreements is $36.7 million as of March 31, 2009. The fair value of the Company’s obligations under the swap agreements was $22.2 million at March 31, 2009 and is recorded as other liabilities. See Note 12 for additional information about manufactured housing securitization transactions.

Credit Risk Related Contingency Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below investment grade, it would be in violation of those provisions, and the counterparties of the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, is $1.2 billion for which the Company has posted collateral of $783.9 million during the normal course of business, which consists of a combination of securities and cash. If the credit-risk-related features underlying these agreements had been triggered on March 31, 2009, the Company would be required to post an additional $89.0 million of collateral to its counterparties.

Counterparty Risk

In the event of counterparty default our economic loss may be higher than the uncollateralized exposure of our derivatives if we were not able to replace the defaulted derivatives in a timely fashion. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest-rate swaps and foreign currency swaps will increase under certain adverse market conditions by performing periodic market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming changes in the level of market rates over a brief time period.

Note 12

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

The Company uses QSPEs to conduct off-balance sheet securitization activities and SPEs that are considered VIEs to conduct other securitization activities. Interests in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, cash collateral and spread accounts. The Company also retains a seller’s interest in the non mortgage securitization loan receivables transferred to the trusts which is carried on a historical cost basis and classified as loans held for investment on the Reported Consolidated Balance Sheet.

Accounts Receivable from Securitizations

	As of March 31, 2009
	Non Mortgage	Mortgage	Total
Interest only strip classified as trading	$13,515	$284,946	$298,461
Retained interests classified as trading	707,538	583	708,121
Retained interests classified as available for sale	1,179,124	—	1,179,124
Other retained interests(1)	695,800	14,492	710,292

Total retained residual interests	2,595,977	300,021	2,895,998
Collections on deposit for off balance sheet securitizations(2)(3)	1,238,963	(677)	1,238,286
Collections on deposit for secured borrowings	716,224	—	716,224

Total Accounts Receivable from Securitizations	$4,551,164	$299,344	$4,850,508

(1)	Other retained interests primarily include investor accrued billed and unbilled interest receivable, net of related finance charge and fee reserve.
(2)	Collections on deposit for off-balance sheet securitizations include $694 million of principal collections accumulated for expected maturities of securitization transactions as of March 31, 2009.
(3)	Collections on deposit for off-balance sheet securitizations are shown net of payments due to investors for coupon on the notes.

Off-Balance Sheet Securitizations—Non Mortgage

Off-balance sheet securitizations involve the transfer of pools of loan receivables by the Company to one or more third-party trusts or QSPEs in transactions that are accounted for as sales in accordance with SFAS 140. The trusts can engage only in limited business activities to maintain QSPE status. Certain undivided interests in the pool of loan receivables are sold to external investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the loan receivables transferred. Each new off-balance sheet securitization results in the removal of loan principal receivables equal to the sold undivided interests in the pool of loan receivables (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. Securities held by external investors totaling $42.6 billion as of March 31, 2009 represent undivided interests in the pools of loan receivables that are sold in underwritten offerings or in private placement transactions.

The remaining undivided interests in principal receivables and the related unpaid billed finance charge and fee receivables is considered transferor’s interest which is retained by the Company and continues to be recorded as loans on the Consolidated Balance Sheet as these loan receivables have not been sold to external investors. The amount of transferor’s interest fluctuates as the accountholders make principal payments and incur new charges on the accounts. The amount of retained loan receivables, representing transferor’s interest was $11.0 billion as of March 31, 2009.

The Company’s retained residual interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained senior tranches, retained subordinated tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. As such, the interest-only strip and retained subordinated interests are classified as trading assets in accordance with SFAS No. 155, Accounting for Certain Hybrid Instruments- an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), and changes in the estimated fair value are recorded in servicing and securitization income. Additionally, the Company may also retain senior tranches in the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. The retained senior tranches are classified as available for sale securities in accordance with SFAS No. 115, and changes in the estimated fair value are recorded in other comprehensive income.

During the period ending March 31, 2009 the Company recorded a reduction in the interest-only strip of $118.7 million, due predominately to increased credit losses related to the off-balance sheet loans. The weighted average charge off rate used within the interest-only strip increased from 7% to 9%. Additionally, the Company held more retained subordinated tranches, either because of higher enhancement levels required by the trusts for issuance of new securitizations or as part of our strategy to hold senior retained tranches.

Spread account balances increased during the three month period ending March 31, 2009. This was due to current economic conditions leading to excess spread within some of the trusts hitting spread account funding triggers. In March 2009, the excess spread for certain trusts fell below the spread account funding trigger levels. This event requires the excess cash to be diverted to a spread account set aside for the benefit of the subordinated certificates of the trust, instead of being paid immediately to the Company. The excess spread is a measure of the profitability of the assets in the trust expressed as a percentage of the balance outstanding. If the three month average excess spread moves back above the trigger level, the funds in the spread account will be released and available for distributions. These spread accounts are included as retained residual interests classified as trading and are appropriately valued.

All of these retained residual interests are subject to loss in the event assumptions used to determine the estimated fair value do not prevail, or if borrowers default on the related off-balance loans and the Company’s retained subordinated tranches are used to repay investors. See the table below for key assumptions and sensitivities for retained interest valuations.

In addition to the retained residual interests, the Company also has receivables from the trusts related to interest rate derivatives. These are shown as derivative receivables in other assets. Due to the recent determination of performance in the trusts and the inability of the trust to post collateral, the Company has recorded a valuation adjustment for these receivables. See note 11 on derivatives for further details of this.

The gain on sale recorded from off-balance sheet securitizations is based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs, in servicing and securitizations income on the Consolidated Statements of Income. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The Company periodically reviews the key assumptions and estimates used in determining the value of the interest-only strip and other retained interests. The Company classifies the interest-only strip as a trading asset in accordance with SFAS 155 and SFAS 115. The Company recognizes all changes in the fair value of the interest-only strip immediately in servicing and securitizations income on the consolidated statements of income. In accordance with EITF 99-20 and FSP EITF 99-20, the interest component of cash flows attributable to retained interests in securitizations is recorded in other interest income.

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

As of March 31, 2009
Weighted average life for receivables (months)	8
Principal repayment rate (weighted average rate)	14%
Charge-off rate (weighted average rate)	9%
IO Strip Discount rate (weighted average rate)	14%
Retained Notes Discount rate (weighted average rate)	10%

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

Key Assumptions and Sensitivities for Retained Interest Valuations

	Three Months Ended March 31, 2009
	Interest-only strip	Retained Interests
Interest-only strip/ Retained Interests	$13,515	$1,886,662
Weighted average life for receivables (months)	8	8
Principal repayment rate (weighted average rate)	14%	14%
Impact on fair value of 10% adverse change	$(6)	$(7,619)
Impact on fair value of 20% adverse change	$(1,139)	$(17,203)
Charge-off rate (weighted average rate)	9%	9%
Impact on fair value of 10% adverse change	$(7,445)	$(8,583)
Impact on fair value of 20% adverse change	$(12,390)	$(15,667)
Discount rate (weighted average rate)	14%	10%
Impact on fair value of 10% adverse change	$(58)	$(14,727)
Impact on fair value of 20% adverse change	$(116)	$(29,219)

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

Cash Flows related to the Off-Balance Sheet Securitizations

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

The Company is currently involved in two amortizing installment loan securitization programs. One of these installment loan trusts hit an additional amortization trigger within the quarter, due to the performance of the loans within the trust. The trust has issued securities to external investors totaling $361 million. The impact of hitting the amortization trigger resulted in the trusts moving from a pro rata amortization to a sequential amortization, which means that the Company is no longer receiving pro rata cash allocations on the retained subordinated tranches that it holds. The Company holds $12.0 million in retained subordinated tranches related to this trust and the total fair value of all retained interests in this trust is $26 million. The change in amortization will not significantly impact the Company. The expected amortization period of this trust is 18 months, which is consistent with the expected amortization period prior to hitting the trigger.

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

Three months ended March 31, 2009
Proceeds from new securitizations	$3,114,934
Collections reinvested in revolving securitizations	$16,548,955
Repurchases of accounts from the trust	$9,025
Servicing fees received	$221,591
Cash flows received on retained interests(1)	$1,554,959

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the trust to the Company.

For the three months ended March 31, 2009, the Company recognized gross gains of $9.1 million on both the public and private sale of $3.1 billion of loan principal. These gross gains are included in servicing and securitizations income. In addition, the Company recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $5.2 million for the three months ended March 31, 2009. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Supplemental Loan Information

Loans included in securitization transactions which qualify as sales under GAAP have been removed from the Company’s “reported” balance sheet, but are included within the “managed” financial information, as shown in the table below.

	Three Months Ended March 31, 2009
	Loans Outstanding	Loans Delinquent
Managed loans	$150,334,994	$7,069,820
Securitization adjustments	(44,808,083)	(2,311,450)

Reported loans	$105,526,911	$4,758,370

	Average Loans	Net Charge- Offs
Managed loans	$147,384,816	$1,990,607
Securitization adjustments	(43,939,686)	(852,820)

Reported loans	$103,445,130	$1,137,787

Off-Balance Sheet Securitizations—Mortgage

The Company periodically sells various loan receivables through asset-backed securitizations, in which receivables are transferred to trusts and certificates are sold to investors. The outstanding trust certificate balance at March 31, 2009 was $5.2 billion. There were no loans sold into new trusts during the period and no gains recognized during the period.

The Company continues to service and receive servicing fees on the outstanding balance of securitized receivables. The Company also retains rights, which may be subordinated, to future cash flows arising from the receivables. The Company generally estimates the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using management’s best estimates of the key assumptions– credit losses, prepayment speeds and discount rates commensurate with the risks involved.

In connection with the securitization of certain payment option arm mortgage loans, the Company is obligated to fund a portion of any “negative amortization” resulting from monthly payments that are not sufficient to cover the interest accrued for that payment period. For each dollar of negative amortization funded by the Company, the balance of certain mortgage-backed securities received by the Company as part of the securitization transaction increase accordingly. As the borrowers make principal payments, the securities receive their pro rata portion of those payments in cash, and the balances of those securities held by the Company are reduced accordingly. This liquidity facility is treated as an off-balance sheet commitment. As funds are drawn the Company records an asset in the form of negative amortization bonds, which are classified as securities held to maturity. The Company has also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See Note 11 for further details on these derivatives.

Key Assumptions and Sensitivities for Retained Interest Valuations

Servicing, securitization and mortgage banking income includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions.

For the three months ended March 31, 2009, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

Three Months Ended March 31, 2009
Carrying value (fair value)	$285,529
Weighted average life (in years)	4.5
Prepayment speed assumption	21.8%
Impact on fair value at 10% adverse change	$(6,556)
Impact on fair value at 20% adverse change	$(13,968)
Residual cash flow discount rate (annual)	11.5%
Impact on fair value at 10% adverse change	$(9,162)
Impact on fair value at 20% adverse change	$(17,734)

Cash Flows related to the Off Balance Sheet Securitizations

The following table summarizes certain cash flows received from securitization trusts for the month ended March 31, 2009:

Three Months Ended March 31, 2009
Proceeds from new securitizations	$—
Servicing fees received	$1,676
Other cash flows received on retained interests	$8,656

Supplemental Loan Information

Principal balances of off balance sheet single family residential loans, delinquent amounts and net credit losses being serviced by the Company, at or for the month ended March 31, 2009, were as follows:

Three Months Ended March 31, 2009
Total Principal Amount of Loans	$5,258,050
Principal Amount of Loans Past Due 90 Days or More or Non-Performing	$1,251,985

Net Credit Losses	$10,952

Secured Borrowings

In addition to issuing securitizations that qualify as sales, the Company also issues securitizations that are accounted for as secured borrowings. Similar to off-balance sheet securitizations, the Company transfers a pool of loan receivables to a special purpose entity; however, these SPEs do not qualify as QSPEs and thus, are considered VIEs that are consolidated by the Company. The transferred loan receivables continue to be accounted for as loans, and the Company continues to carry an appropriate allowance for loan and lease losses for these assets. The Company receives proceeds for the issuance of debt securities, and the Company records the securitization debt in other borrowings. The investors and the trusts have no recourse to the Company’s assets if the loans associated with these secured borrowings are not paid when due. The Company has not provided any financial or other support during the periods presented that it was not previously contractually required to provide.

The agreements were entered into between 2005 and 2007, relating to the transfers of pools of auto loans totaling $25.1 billion to auto securitization trusts. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest predominantly at fixed rates and mature between April 2009 and May 2011, or earlier, depending upon the repayment of the underlying auto loans. At March 31, 2009, $6.45 billion of the secured borrowings were outstanding. At March 31, 2009 the auto loans within the trust totaled $6.82 billion. The difference represents over collateralization of loans that are expected to be returned to the Company as investors receive payment of principal and the over collateralization requirement is reduced.

The Company is required to remit principal collections to the trust when the securitization transaction is scheduled to mature or earlier if an amortizing event has occurred. Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers which would accelerate the need for funding. No early amortization events related to the Company’s securitizations accounted for as secured borrowings have occurred for the three months ended March 31, 2009.

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

Also included within secured borrowings at March 31, 2009 is $90 million of tender option bonds related to assets from new market tax credits.

Guarantees and Other Obligations

Manufactured Housing

The Company retains the primary obligation for certain provisions of corporate guarantees, recourse sales and clean-up calls related to the discontinued manufactured housing operations of GreenPoint Credit LLC (“GPC”) which was sold to a third party in 2004. Although the Company is the primary obligor, recourse obligations related to former GPC whole loan sales, commitments to exercise mandatory clean-up calls on certain GPC securitization transactions and servicing were transferred to a third party in the sale transaction.

The Company was required to fund letters of credit in 2004 to cover losses, is obligated to fund amounts under swap agreements for certain transactions and has the right to any funds remaining in the letters of credit after the securities are released. The balance of the funded letters of credit was $217 million at March 31, 2009. The fair value of the expected residual balances on the funded letters of credit was $11 million at March 31, 2009 and is included in other assets. The Company’s maximum exposure under the swap agreements was $36.7 million at March 31, 2009. The fair value of the Company’s obligations under these swaps was $22.2 million at March 31, 2009 and is recorded as other liabilities.

The principal balance of manufactured housing securitization transactions where the Company is the residual interest holder was $1.6 billion as of March 31, 2009. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, approximately $420 million of loans receivable would be assumed by the Company upon execution of the call.

The Company could be required to cover losses on certain whole loan sales in the event the third party does not perform on its obligations. There have been no instances of non-performance by the third party.

Management monitors the underlying assets for trends in delinquencies and related losses and reviews the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the appropriateness of the liabilities established against these obligations and the valuations of the assets.

Securitization Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Company entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Company shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Company the amount of such payment. At March 31, 2009, the maximum exposure to the Company under the letter agreements was approximately $9.9 million. These guarantees are not recorded on the balance sheet because they are grandfathered under the provisions of FIN 45.

Note 13

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

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.4 billion at March 31, 2009. As of March 31, 2009, financial guarantees had expiration dates ranging from 2009 to 2018. The fair value of the guarantees outstanding at March 31, 2009 that have been issued since January 1, 2003, was $3.1 million and was included in other liabilities.

Loan and Line of Credit Commitments

The Company’s discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain special purpose entities which securitized some of those loans. Those special purpose entities had aggregate assets of $143.4 million at March 31, 2009, representing the amount outstanding on the home equity lines of credit at that date. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. GreenPoint’s ability to recover the full amount advanced to customers is dependent on monthly collections on the loans. In certain limited circumstances, such future advances could be reduced if GreenPoint suspends the right of mortgagors to receive draws or reduces the credit limit on home equity lines of credit.

There are eight securitization transactions where GreenPoint is a residual interest holder with the longest draw period currently extending through 2023. GreenPoint has funded $18.9 million of advances through March 31, 2009, of which $3.3 million was advanced in the three months ended March 31, 2009, related to these transactions. The Company believes it is probable that a loss has been incurred on these transactions due to the deterioration in asset performance through March 31, 2009, and has written off the entire amount of the advances as incurred. The maximum potential amount of future advances related to all third-party securitizations where GreenPoint is the residual interest holder is $204.5 million, an amount which represents the total loan amount on the home equity lines of credit within those eight securitizations. The total unutilized amount as of March 31, 2009 is $61.1 million.

performance through March 31, 2009. However, the Company cannot estimate the possible loss or range of loss at this time. The maximum potential amount of future advances related to all third-party securitizations where GreenPoint is the residual interest holder is $204.5 million, an amount which represents the total loan amount on the home equity lines of credit within those eight securitizations. The total unutilized amount as of March 31, 2009 is $61.1 million.

Litigation

In accordance with the provisions of SFAS No. 5, Accounting for Contingencies, (“SFAS 5”), the Company accrues for a litigation related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, the Company’s subsidiary banks are members of Visa U.S.A., Inc. (“Visa”). As members, the Company’s subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa (the “Visa Covered Litigation”). The Company accounts for its indemnification obligations to Visa in accordance with the provisions of FIN 45.

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

On February 5, 2009, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), a subsidiary of Capital One Financial Corporation, was named as a defendant in an action commenced in the Supreme Court of the State of New York, New York County. Plaintiffs, U.S. Bank National Association, Syncora Guarantee Inc. f/n/a XL Capital Assurance Inc. and CIFG Assurance North America, Inc. allege that GreenPoint violated certain representations and warranties in two contracts pursuant to which GreenPoint sold a group of mortgages. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the mortgages. GreenPoint has filed a motion to dismiss the complaint.

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

In 2007, the Company recorded indemnification liabilities of $90.9 million for certain Visa-related litigation. This total included $31.8 million related to an American Express lawsuit settled in 2007, and $59.1 million, recorded in accordance with FIN 45, reflecting Capital One’s estimated share of potential damages as a Visa member from certain other Visa-related litigation.

In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. The Company made a FAS 159 election on the indemnification guarantee to Visa and the fair value of the guarantee at March 31, 2009 and 2008 was zero, respectively.

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

Tax issues for years 1995-1999 are pending in the U.S. Tax Court. Although the final resolution of the case is uncertain and involves unsettled areas of law, the Company has accounted for this matter applying the recognition and measurement criteria of FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).

Note 14

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

The Company’s involvement in these arrangements can take many different forms, including securitization activities, servicing activities, the purchase or sale of mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”) in connection with our investment portfolio, and loans to VIEs that hold debt, equity, real estate or other assets. In certain instances, the Company also provides guarantees to VIEs or holders of variable interests in VIEs. In addition to the information contained in this Note, the Company has disclosed its involvement with other types of VIEs in Note 9—Mortgage Servicing Rights, Note 12—Securitizations and Note 13—Commitments, Contingencies and Guarantees.

The Company may purchase and sell mortgage-backed securities and other asset-backed securities related to its investment portfolio. The Company’s investment portfolio consists of Commercial mortgage-backed security (“CMBS”), Collateralized mortgage obligations (“CMO”), MBS and ABS investments that were issued by QSPEs or VIEs that are subject to the requirements of FIN 46(R). The Company’s variable interest in these structures is limited to high quality or investment grade securities and the Company does not hold subordinate residual interests or enter into other guarantees or liquidity agreements with these structures. The Company records its investment securities at fair value and has no other loss exposure over and above the recorded fair value. The Company is not considered to be the primary beneficiary and the Company does not hold a significant interest in any specific structure.

As part of its community reinvestment initiatives, the Company invests in private investment funds that hold ownership interests in VIEs or provide debt financing to VIEs to support multi-family affordable housing properties. The Company receives affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The assets of these entities at March 31, 2009 and December 31, 2008 were approximately $5.6 billion and $5.2 billion, respectively. The Company is not required to consolidate these entities because it does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company records its interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company holds variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also variable interests of the Company. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. The Company receives federal and state tax credits for these investments. The Company consolidates the VIEs for which it absorbs the majority of the entities’ expected losses or receives a majority of the entities’ expected residual returns. The assets of the entities consolidated by the Company at March 31, 2009 and December 31, 2008 were approximately $189.7 million and $189.7 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. The assets of the entities that the Company held a significant interest in but were not required to consolidate at March 31, 2009 and December 31, 2008 were approximately $46.4 million and $46.6 million, respectively. The Company records its interests in these unconsolidated VIEs in loans held for investment and other assets. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company also has a variable interest in a trust that is included in the Other unconsolidated VIEs in the table below. The trust has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The assets of the trust at March 31, 2009 and December 31, 2008 were approximately $506.2 million and $538.5 million, respectively. The Company is not required to consolidate the trust because it does not absorb the majority of the trust’s expected losses nor does it receive a majority of the trust’s expected residual returns. The Company records its interest in the trust in loans held for investment. As referenced in the table below, the Company’s maximum exposure to the trust is limited to its variable interest. The creditors of the trust have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The following table presents the carrying amount of assets and liabilities of those VIEs for which the Company is the primary beneficiary, the carrying amount of assets and liabilities and maximum exposure to loss of those VIEs of which the Company is not the primary beneficiary but holds a significant variable interest.

	Consolidated(1)		Unconsolidated
	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(2)(3)
Variable interest entities, March 31, 2009
Affordable housing entities	$—	$—	$995,310	$507,986	$995,310
Entities that provide capital to low-income and rural communities	189,666	37,701	46,366	—	46,366
Other	—	—	236,185	—	236,185

Total variable interest entities	$189,666	$37,701	$1,277,861	$507,986	$1,277,861

Variable interest entities, December 31, 2008
Affordable housing entities	$—	$—	$971,151	$554,605	$971,151
Entities that provide capital to low-income and rural communities	189,700	37,701	46,558	—	46,558
Other	—	—	246,038	—	246,038

Total variable interest entities	$189,700	$37,701	$1,263,747	$554,605	$1,263,747

(1)	The Company consolidates a VIE when it is the primary beneficiary that will absorb the majority of the expected losses, majority of the expected residual returns or both.
(2)	The maximum exposure to loss represents the amount of loss the Company would incur in the unlikely event that all of the assets in the VIEs became worthless.
(3)	The Company’s maximum exposure to loss is limited to the carrying amount of assets because the Company is not required to provide any support to these entities other than what it was previous contractually required to provide.

Note 15

Subsequent Events

On May 5, 2009, examiners from the Board of Governors of the Federal Reserve System, the Federal Reserve Bank of Richmond, the Office of the Comptroller of the Currency and representatives from other federal bank supervisors (together the “Supervisors”) delivered a report to Capital One Financial Corporation (the “Company”) under the U.S. Department of the Treasury’s recently completed Supervisory Capital Assessment Program, also known as its “Stress Test.” In this report, the Supervisors provided the results of their estimates of the Company’s credit losses, resources available to absorb those losses and any necessary additions to capital under the “more adverse” Stress Test scenario. Resources available to absorb losses included the Company’s estimated pre-provision net revenues in 2009 and 2010, estimated loan loss allowance levels in 2009 and 2010, and existing capital resources. The Supervisors concluded that the Company does not need to raise any additional Tier 1 capital or Tier 1 common equity under the “more adverse” Stress Test scenario.

The Company continues to work towards repaying the funds it received from the U.S. Treasury under its TARP Capital Purchase Program in November 2008 as soon as it is prudent and appropriate to do so.

The Company notes that the Supervisors’ results are expressed in terms of the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), or its “reported” financial statements. In “reported” financial statements, loans included in securitization transactions which qualified as sales under GAAP are removed from the Company’s “reported” balance sheet. Servicing fees, finance charges and other fees, net of charge-offs, and interest paid to investors of securitizations are recognized as servicing and securitizations income on the “reported” income statement.

The Company’s “managed” consolidated financial statements reflect adjustments related to effects of securitization transactions qualifying as sales under GAAP. The Company generates earnings from its “managed” loan portfolio which includes both the on-balance sheet loans and off-balance sheet loans. The Company’s “managed” income statement takes the components of the servicing and securitizations income generated from the securitized portfolio and distributes the revenue and expense to appropriate income statement line items from which it originated. For this reason the Company believes the “managed” consolidated financial statements and related managed metrics can be useful to stakeholders.

Based on the assumptions submitted by the Company to the Supervisors during the Stress Test and on the results of the Supervisors’ Stress Test analysis of the Company, without expressing any opinion or making any representation as to the accuracy or validity of such assumptions, analysis or results, the Supervisors’ conclusions with respect to the Company’s reported assets, as recalculated by the Company with respect to its managed assets as of December 31, 2008, would be as follows:

At December 31, 2008	$B	% of Loans
Tier 1 Capital	16.8	12.7%
Tier 1 Common Equity	12.0	9.1%
Risk Weighted Assets	131.8
Memo: UST Preferred Equity (1)	3.6

Estimated for 2009 and 2010 for the More Adverse Scenario

	More Adverse Scenario
	Reported		Managed (estimated) - 6
	$B	% of Loans	$B
Total Estimated Losses (before purchase accounting adjustments)	13.4		21.3
First Lien Mortgages - 1	1.8	10.7%	1.8
Second/Junior Lien Mortgages	0.7	19.9%	0.7
Commercial and Industrial Loans - 2	1.5	9.7%	2.0
Commercial Real Estate Loans - 3	1.1	6.0%	1.1
Credit Card Loans - 4	3.6	18.2%	11.0
Securities (AFS and HTM)	0.4	na	0.4
Trading & Counterparty	na	na	—
Other - 5	4.3	na	4.3

Memo: Purchase Accounting Adjustments	1.5		1.5

Resources Other than Capital to Absorb Losses in the More Adverse Scenario	9.0		16.9

Indicated Additional Capital Buffer
Indicated Additional Tier 1 Common/Contingent Common Buffer	No Need		No Need
Less Capital Actions and Effects of Q1 2009 Results	(0.3)		(0.3)
Indicated Additional Net Tier 1 Common/Contingent Common Buffer	No Need		No Need

1 -	Includes estimated losses on Chevy Chase loans marked to market through purchase accounting in connection with the Company’s acquisition of Chevy Chase Bank, F.S.B. on February 27, 2009.
2 -	Includes estimated losses on traditional C&I lending in the Company’s Local Banking segment, and estimated losses on small business credit cards and small business installment loans in the Company’s National Lending segment.
3 -	Includes estimated losses on GreenPoint Mortgage small ticket commercial loans.
4 -	Includes estimated losses on US consumer credit cards, UK credit cards, and Canada credit cards.
5 -	Includes estimated losses on auto finance, installment lending and other Local Banking loans.
6 -	Based on the Company’s calculations.

Readers seeking additional information regarding the design and implementation of the Supervisory Capital Assessment Program may refer to the Supervisors’ April 24, 2009, press release, which is available on the Federal Reserve’s website.

The information provided above contains statements based on certain financial, credit and other performance assumptions underlying the Supervisors’ analysis or contained in the Company’s submission to the Supervisors under the Stress Test. The Company cautions readers that the Stress Test utilized a hypothetical economic scenario to estimate potential capital needs and therefore is not predictive of future events. The statements above are not intended to reflect the Company’s past, current or future performance, conditions or expectations. Actual results could differ materially from those contained above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands) (yields and rates presented on an annualized basis)

I. Introduction

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company whose banking and non-banking subsidiaries market a variety of financial products and services. The Corporation’s principal subsidiaries are:

•	Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products and deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

•	Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

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

On February 27, 2009, the Company acquired Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) for $475.9 million comprised of cash of $445.0 million and 2.6 million shares valued at $30.9 million. Chevy Chase Bank has the largest retail branch presence in the Washington D.C. region. See Note 2 for more information regarding the acquisition.

During 2008, the Company completed several reorganizations and consolidations to streamline operations and regulatory relationships. On January 1, Capital One Auto Finance Inc. (“COAF”) moved from a direct subsidiary of the Company to become a direct operating subsidiary of CONA. In connection with the COAF move, one of COAF’s direct operating subsidiaries, Onyx Acceptance Corporation (“Onyx”), became a direct subsidiary of the Company. On March 1, the Company converted Capital One Bank from a Virginia-state chartered bank to a national association, Capital One Bank (USA), National Association (“COBNA”). On March 8, Superior Savings of New England, N.A. (“Superior”) merged with and into CONA. Both COBNA and CONA are primarily regulated by the Office of the Comptroller of the Currency (the “OCC”). In May 2008, we consolidated the business and operations of two registered broker-dealers, Capital One Securities, LLC (dba Capital One Investments, LLC) and Capital One Investment Services Corporation (formerly NFB Investment Services Corporation), into Capital One Investments Services Corporation. In addition, in May 2008, we consolidated the business and operations of three insurance agencies, Capital One Agency Corp., GreenPoint Agency, Inc. and Hibernia Insurance Agency, LLC into Green Point Agency, Inc., which is now known as Capital One Agency LLC.

II. Critical Accounting Estimates

See our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our critical accounting estimates.

The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Several of these policies are considered to be more critical to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. See below for a summary of our critical accounting estimates as it relates to goodwill.

Loans Acquired

Loans acquired in connection with acquisitions are accounted for under Statement of Financial Accounting Standard 141(R), Business Combinations (“SFAS 141(R)”) and/or Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), if the loan has experienced a deterioration of credit quality at the time of acquisition. Under both statements, acquired loans are recorded at fair value and the carry-over of the related allowance for loan and lease losses is prohibited. Fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance for loan and lease losses. Subsequent improvement in cash flows will result in the reversal of the nonaccretable difference which will then get reclassified as accretable yield and have a positive impact on interest income.

Loans acquired that were previously classified as nonaccrual are considered performing, regardless of whether the customer is contractually delinquent. The Company expects to fully collect the new carrying value of the loans. As such, the Company no longer considers the loans to be nonaccrual or nonperforming because we will continue to accrue interest on these loans because of the establishment of an accretable yield in accordance with SFAS 141(R) and SOP 03-03. In addition, net charge-offs on such loans are applied to the nonaccretable difference recorded at acquisition for the estimated future credit losses.

Due to the accounting requirements of loans acquired and accounted for under SFAS 141(R) and SOP 03-3, certain trends and credit statistics may be impacted if such loans are included. We believe that excluding the acquired loans from the presentation of such statistics and trends is more meaningful and representative of the ongoing operations and credit quality of the Company.

Goodwill

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s reporting units are Local Banking, U.S. Card, Auto Finance, and International. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. For the three months ended March 31, 2009, no impairment of goodwill was recognized.

During the first quarter of 2009, our stock price, along with the stock prices of others in the financial services industry, declined significantly, resulting in a decline in our market capitalization subsequent to our annual goodwill impairment testing date in 2008. While this decline did not result in further goodwill impairment in the first quarter of 2009, the Company will continue to regularly monitor its market capitalization, overall economic conditions and other events or circumstances that might result in an impairment of goodwill in the future

III. Off-Balance Sheet Arrangements

See our Annual Report on Form 10-K for the year ended December 31, 2008, Part III, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the Company’s off-balance sheet arrangements.

Of the Company’s total managed loans, 30% and 34% were included in off-balance sheet securitizations for the periods ended March 31, 2009 and March 31, 2008, respectively.

Qualifying SPEs

In April 2008, the FASB voted to eliminate qualifying special purpose entities (“QSPEs”) from the accounting guidance. On September 15, 2008, the FASB issued exposure drafts to amend SFAS 140 and FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The two proposed Statements would significantly change accounting for transfers of financials assets, due to elimination of the concept of a QSPE, and would change the criteria for determining whether to consolidate a variable interest entity (“VIE”). The proposals have gone through a public comment period and final standards are expected to be issued during the second quarter of 2009. As the proposals stand, the change would have a significant impact on the Company’s consolidated financial statements as a result of the loss of sales treatment for assets previously sold to a QSPE, as well as for future sales. As of March 31, 2009, the total assets of QSPEs to which the Company has transferred and received sales treatment were $44.8 billion.

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

As of and for the three months ended March 31, 2009

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$1,786,751	$957,002	$2,743,753
Non-interest income	1,090,334	(104,182)	986,152

Total revenue	2,877,085	852,820	3,729,905
Provision for loan and lease losses	1,279,137	852,820	2,131,957
Net charge-offs	$1,137,787	$852,820	$1,990,607

Balance Sheet Measures
Loans held for investment	$105,526,911	$44,808,083	$150,334,994
Total assets	177,387,459	42,526,347	219,913,806
Average loans held for investment	103,445,130	43,939,686	147,384,816
Average earning assets	145,392,970	41,442,153	186,835,123
Average total assets	168,475,773	41,679,299	210,155,072
Delinquencies	$4,758,370	$2,311,450	$7,069,820

(1)	Income statement adjustments for the three months ended March 31, 2009 reclassify the net of finance charges of $1,072.8 million, past due fees of $201.6 million, other interest income of $(33.7) million and interest expense of $283.7 million; and net charge-offs of $852.8 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	The managed loan portfolio does not include mortgage loans or auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

V. Management Summary

Management Summary

The following discussion provides a summary of March 31, 2009 results compared to March 31, 2008 results on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis. The results of the Company’s mortgage origination operations of GreenPoint are accounted for as discontinued operations.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The Company had a net loss of $111.9 million, or $0.45 per common share (diluted) for the three months ended March 31, 2009, compared to net income of $548.5 million, or $1.47 per common share (diluted) for the three months ended March 31, 2008. Net loss for the period ended March 31, 2009 included an after-tax loss from discontinued operations of $25.0 million, or $0.06 per common share (diluted), compared to an after-tax loss from discontinued operations of $84.1 million, or $0.23 per common share (diluted) for the period ended March 31, 2008.

Loss from continuing operations for the period ended March 31, 2009 was $86.9 million, a decrease of $719.5 million, or 113.7% compared to earnings from continuing operations of $632.6 million at March 31, 2008. Diluted earnings per common share from continuing operations at March 31, 2009 was ($0.39), a decrease of 122.9% from $1.70 at March 31, 2008.

Q1 2009 Summary of Significant Events

U.S. Economic Recession and Credit Deterioration

The U.S. economic recession has continued to impact the Company in multiple ways. We have continued to see deterioration in credit performance across our loan portfolios. In addition, consumers have significantly reduced their spending in response to the ongoing recession, thus further impacting revenue growth. The Company has continued to fortify its financial position for success once the recession begins to abate. The following demonstrates how the U.S. economic recession and credit deterioration, and the Company’s actions to respond, have impacted the Company:

•	Increased managed charge-off rate and decreased managed delinquency rate by 54 basis points and 13 basis points, respectively, to 5.52% and 4.36%, respectively, from the fourth quarter of 2008,

•

Increased the allowance for loan and lease losses by $124.1 million to $4.6 billion, increasing the coverage ratio of allowance as a percentage of loans held for investment by 36 basis points to 4.84%, from the fourth quarter of 2008,

•	Increased our provision for loan and lease losses by $200.1 million to $1.3 billion,

•	Reduced the fair value of the interest-only strips by $118.7 million,

•	Revenue suppression, which is the amounts billed to customers but not recognized as revenue, increased to $540.0 million from $407.6 million in the first quarter of 2008,

•

Experienced a $5.9 billion decrease from the end of 2008, excluding the Chevy Chase Bank acquisition, in managed loans held for investment, due to weaker spending and loan demand from credit-worthy customers, tightening underwriting, an exit from lending activities not resilient to the economic downturn and an increase in charge-offs,

•

Deposits increased as customers chose to hold larger liquid balances and as a result of the acquisition of Chevy Chase Bank. Proceeds were primarily invested in high-quality agency mortgage-backed securities and other highly rated securities backed by consumer loans, increasing our securities available for sale by $5.3 billion to $36.3 billion,

•	Announced our intention to reduce our quarterly dividend from $0.375 per common share to $0.05 per common share, effective with the next quarterly dividend payment.

Chevy Chase Bank Acquisition

On February 27, 2009, the Company acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash with a total value of $475.9 million. Under the terms of the stock purchase agreement, Chevy Chase Bank common shareholders received $445.0 million in cash and 2.56 million shares of Capital One common stock. In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net credit mark estimated at the time the deal was signed, the Company will share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “earn-out”). As of March 31, 2009 the Company has not recognized a liability associated with the earn-out due to the short time frame since the acquisition date. The maximum payment under the earn-out is $300.0 million and would occur after December 31, 2013. Subsequent to the closing of the acquisition all of the outstanding shares of preferred stock of Chevy Chase Bank and the subordinated debt of its wholly-owned REIT subsidiary, were redeemed. This acquisition improves the Company’s core deposit funding base, increases readily available and committed liquidity, adds additional scale in bank operations, and brings a strong customer platform. Chevy Chase Bank’s results of operations are included in the Company’s results after the acquisition date of February 27, 2009.

The Chevy Chase Bank acquisition is being accounted for under the acquisition method of accounting in accordance with
SFAS 141(R). Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Chevy Chase Bank acquisition date, as summarized in the following table. Preliminary goodwill of $1.1 billion is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created through the scale, operational and product enhancement benefits that will result from combining the operations of the two companies. The allocation of the purchase price is still preliminary due to the short duration since the acquisition date and will be finalized upon completion of the analysis of the fair values of Chevy Chase Bank’s assets and liabilities. The fair value of the noncontrolling interest was calculated based on the redemption price of the interests, as well as any accrued but unpaid dividends. The shares of preferred stock of Chevy Chase Bank have been redeemed as noted above, and therefore, there is no longer a noncontrolling interest.

Stress Test Results

On May 5, 2009, examiners from the Board of Governors of the Federal Reserve System, the Federal Reserve Bank of Richmond, the Office of the Comptroller of the Currency and representatives from other federal bank supervisors (together the “Supervisors”) delivered a report to Capital One Financial Corporation (the “Company”) under the U.S. Department of the Treasury’s recently completed Supervisory Capital Assessment Program, also known as its “Stress Test.” In this report, the Supervisors provided the results of their estimates of the Company’s credit losses, resources available to absorb those losses and any necessary additions to capital under the “more adverse” Stress Test scenario. Resources available to absorb losses included the Company’s estimated pre-provision net revenues in 2009 and 2010, estimated loan loss allowance levels in 2009 and 2010, and existing capital resources. The Supervisors concluded that the Company does not need to raise any additional Tier 1 capital or Tier 1 common equity under the “more adverse” Stress Test scenario. See Note 15 for further information.

Business Outlook

The statements contained in this section are based on our current expectations regarding the Company’s 2009 financial results and business strategies. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors”.

2009 Expectations

The Company expects continued pressure on profitability as deteriorating global economic conditions continue to have an impact on credit performance. As of March 31, 2009, the Company’s economic outlook assumes the unemployment rate will increase to around 9.6% by the end of 2009. The Company now expects home prices, as measured by the Case-Schiller 20-City Index, to experience a “peak to trough” decline of around 39%.

Credit:

•

Based on economic deterioration in the first quarter and recalibrated economic assumptions, the Company believes that managed charge-off dollars in 2009 will be higher than the $8.6 billion outlook for 2009 as was projected in the fourth quarter of 2008.

•

We expect monthly U.S. Card charge-off rate to cross 10% in the coming months. In addition to the effects of the weakening economy, the Company expects that in 2009 the charge-off rate in the U.S. Card sub-segment will be adversely impacted by (i) continuing pressure from the unsecured closed-end loans included in the U.S. Card sub-segment; (ii) from the implementation of the OCC minimum payment policies; and (iii) from the “denominator effect” as a result of the shrinking portfolio, resulting from lower purchase volume, charge-offs as well as the amortization of outstanding installment loans. The Company expects that the conversion to the OCC minimum payment policies will increase the U.S. Card charge-off rate by approximately 20 basis points in the second quarter of 2009, by approximately 80 basis points in the third quarter of 2009 and by approximately 50 basis points in the fourth quarter of 2009. The Company expects that the impact of the new minimum payment policies on the Company’s charge-off levels will begin to subside in 2010 as customers adjust to the new policies. The impact of the new policies has been factored into the Company’s expectations for charge-off levels in the U.S. Card sub-segment and in the Company’s outlook for total Company managed charge-off dollars. The Company expects the “denominator effect” impact to increase the charge-off rate in U.S. Card by about 50 basis points. Taken all together, the Company expects denominator and OCC minimum payment effects will result in about 70 basis points of higher U.S. Card charge-off in the second quarter of 2009, before any charge-off rate increases from continuing economic deterioration.

Earning Assets: The Company expects that new loan originations, reduced by weakening demand from credit worthy borrowers, will not be sufficient to offset rising charge-offs, normal amortization and attrition, and weaker credit card spending. As a result, the Company expects a decline in managed loans. We expect that the decline in earning assets will be more modest with the addition of Chevy Chase Bank.

Deposit Growth: The Company will constantly use the most economical methods to fund our business. The Company expects that cheaper retail deposits will continue to replace expensive wholesale funding, further improving our funding costs.

Revenue Margin: The Company expects the full year 2009 U.S. Card revenue margin will be around 15%, slightly below the full year 2008 revenue margin of 15.5%

Cost Management: The Company expects to continue to benefit from ongoing efforts to reduce costs and improve operating efficiency, including realizing synergies from the Chevy Chase Bank acquisition. These benefits may be offset by Chevy Chase Bank acquisition and integration costs, additional Chevy Chase Bank operating expenses, FDIC insurance assessments, and increasing collections.

Capital Management: The Company believes that disciplined growth and active management of our balance sheet will enable us to maintain healthy capital ratios and position us to perform well through the cycle.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company as of and for the three month periods ended March 31, 2009 and 2008.

Table 1: Financial Summary

	As of and for the Three Months Ended March 31
(Dollars in thousands)	2009	2008	Change
Earnings (Reported):
Net interest income	$1,786,751	$1,811,917	$(25,166)
Non-interest income:
Servicing and securitizations	453,637	1,083,062	(629,425)
Service charges and other customer-related fees	506,125	574,061	(67,936)
Mortgage servicing and other	23,380	35,255	(11,875)
Interchange	140,091	151,902	(11,811)
Other	(32,899)	212,198	(245,097)

Total non-interest income	1,090,334	2,056,478	(966,144)

Total Revenue(1)	2,877,085	3,868,395	(991,310)
Provision for loan and lease losses	1,279,137	1,079,072	200,065
Marketing	162,712	297,793	(135,081)
Restructuring expenses	17,627	52,759	(35,132)
Operating expenses	1,564,753	1,471,725	93,028

Income (loss) from continuing operations before taxes	(147,144)	967,046	(1,114,190)
Income tax (benefit) provision	(60,223)	334,491	(394,714)

Income (loss) from continuing operations, net of tax	(86,921)	632,555	(719,476)
Loss from discontinued operations, net of tax	(24,958)	(84,051)	59,093

Net income (loss)	$(111,879)	$548,504	$(660,383)

Common Share Statistics:
Basic EPS:
Income (loss) from continuing operations, net of tax	$(0.39)	$1.71	$(2.10)
Loss from discontinued operations, net of tax	(0.06)	(0.23)	0.17

Net income (loss)	$(0.45)	$(1.48)	$(1.93)
Diluted EPS:
Income (loss) from continuing operations, net of tax	$(0.39)	$1.70	$(2.09)
Loss from discontinued operations, net of tax	(0.06)	(0.23)	0.17

Net income (loss)	$(0.45)	$1.47	$(1.92)

Selected Balance Sheet Data:(2)
Reported loans held for investment (period end)	$105,526,911	$98,356,088	$7,170,823
Managed loans held for investment (period end)	150,334,994	148,036,528	2,298,466

	As of and for the Three Months Ended March 31
(Dollars in thousands)	2009	2008	Change
Reported loans held for investment (average)	103,445,130	99,818,867	3,626,263
Managed loans held for investment (average)	147,384,816	149,719,498	(2,334,682)
Allowance for loan and lease losses	(4,648,031)	(3,273,355)	(1,374,676)
Interest bearing deposits (period end)	108,696,442	76,623,826	32,072,616
Total deposits (period end)	121,118,898	87,694,942	33,423,956
Interest bearing deposits (average)	100,852,049	74,166,964	26,685,085
Total deposits (average)	112,137,604	84,779,609	27,357,995

Selected Company Metrics (Reported):(2)
Return on average assets (ROA)	(0.21)%	1.69%	(1.90)%
Return on average equity (ROE)	(1.29)%	10.30%	(11.59)%
Net charge-off rate(3)	4.54%	3.07%	1.47%
Delinquency rate (30+ days)(3)	3.99%	3.26%	0.73%
Net interest margin	4.92%	5.67%	(0.75)%
Revenue margin	7.92%	12.11%	(4.19)%

Selected Company Metrics (Managed):(2)
Return on average assets (ROA)	(0.17)%	1.27%	(1.44)%
Net charge-off rate(3)	5.52%	3.96%	1.56%
Delinquency rate (30+ days)(3)	4.36%	3.56%	0.80%
Net interest margin	5.87%	6.78%	(0.88)%
Revenue margin	7.99%	10.43%	(2.44)%

(1)	In accordance with our finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $540.0 million and $407.6 million for the three months ended March 31, 2009 and 2008, respectively.
(2)	Based on continuing operations.
(3)	Excludes the impact from the Chevy Chase Bank, F.S.B. acquired loan portfolio.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1. Additional information is provided in Section XII, Tabular Summary as detailed in sections below.

Net interest income

Net interest income is comprised of interest income earned on securities and interest income and past-due fees earned and deemed collectible from the Company’s loans, less interest expense on interest-bearing deposits, senior and subordinated notes, and other borrowings. For the three months ended March 31, 2009, reported net interest income decreased 1.4%, or $25.2 million.

Interest income on loans held for investment decreased to $2.19 billion for the three months ended March 31, 2009 from $2.51 billion at March 31, 2008. Excluding Chevy Chase Bank average loans held for investment decreased modestly from $99.8 billion to $99.5 billion as consumers continued to reduce spending due to the current economic environment as evidenced by a reduction in purchase volumes in our National Lending businesses of $3.8 billion. The increase in delinquencies resulted in an increase in our revenue suppression to $540.0 million from $407.6 million at March 31, 2008. Despite the overall increase in delinquencies, there has been slower movement from the current bucket to past due, thus reducing past due fees by $29.2 million. We also had lower interest income due to lower interest rates on our variable rate products as interest rates have declined since the first quarter of 2008.

Interest income on our investment securities increased $137.0 million driven by increases in the average portfolio from $21.2 billion to $34.2 billion at March 31, 2009 while yields remained stable. The increase in the securities portfolio came as the Company continued to grow its deposit base and maintained our approach of holding high quality, low risk investments rather than taking excessive credit risk to generate incremental earnings. The Company continued to grow its investment portfolio in the first quarter in line with deposit growth to take advantage of favorable market conditions and as a result of the acquisition of Chevy Chase Bank.

Interest expense on interest-bearing deposits increased $21.5 million from March 31, 2008. The average balance on interest-bearing deposits increased to $100.9 billion from $74.2 billion while the yield decreased to 2.51% at March 31, 2009 from 3.29% as interest rates have declined since the first quarter of 2008.

For additional information, see section XII, Tabular Summary, Table A and Table B.

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, mortgage servicing and other income, interchange income and other non-interest income.

For the three months ended March 31, 2009, non-interest income decreased $966.1 million or 47.0% compared to the three months ended March 31, 2008. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income decreased 58.1% for the three months ended March 31, 2009. The decrease was attributable to reductions in average securitized loans year over year and to reductions in fair value of the interest-only strips of $161.5 million due to the worsening global credit environment. Average securitized loans were $43.9 billion for the three months ended March 31, 2009 compared to $49.9 billion for March 31, 2008.

Service Charges and Other Customer-Related Fees

For the three months ended March 31, 2009, service charges and other customer-related fees decreased 11.8% as a result of overlimit fee changes established at the end of 2008. We also recognized lower overlimit fees as customers charged-off at a quicker pace during the first quarter of 2009 versus the first quarter of 2008.

Mortgage Servicing and Other Income

Mortgage servicing and other income is comprised of non-interest income related to our mortgage servicing business and other mortgage related income. For the three months ended March 31, 2009, mortgage servicing and other income decreased 33.7% from the prior year quarter due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and reduced gains on sales due to lower originations in the first quarter.

Interchange Income

Interchange income, net of rewards expense, decreased 7.8% for the three months ended March 31, 2009, on a reported basis as consumers responded to the economic environment by reducing purchases, thus reducing our reported purchase volume by $882.9 million or 8.9%. Purchase volume on a managed basis decreased $3.9 billion or 14.2%. Costs associated with the Company’s rewards programs for the three months ended March 31, 2009 were $40.6 million on a reported basis and $113.6 million on a managed basis, reductions of 22.3% and 31.4%, respectively. The decrease in the rewards expense was due to the reduction in purchase volume and therefore fewer rewards points being earned during the quarter.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions and revenue generated by our healthcare finance business.

Other non-interest income for the three months ended March 31, 2009 decreased $245.1 million or 115.5%. The first quarter of 2008 included a $109.0 million gain from the Visa IPO. The remaining driver of the decrease was due to changes in the values of our free-standing derivatives as interest rates shifted from the first quarter of 2008 to the first quarter of 2009.

Provision for loan and lease losses

Provision for loan and lease losses increased $200.1 million, or 18.5% for the three months ended March 31, 2009, compared to the same period in the prior year. The increase in the provision is a result of continued recession in the U.S. economy. Net charge-offs have increased $370.7 million, pushing our charge-off rate up to 4.54% from 3.07%. The provision for loan and lease losses increased $124.1 million due to the increase in the allowance for loan and lease losses as the unemployment rate and housing prices continued to worsen during the first quarter of 2009.

Non-interest expense

Non-interest expense consists of marketing, goodwill impairment and operating expenses.

For the three months ended March 31, 2009, non-interest expense decreased 4.2% compared to the same period in the prior year. See detailed discussion of the components of non-interest expense below.

Marketing

Marketing expenses decreased 45.4% for the three months ended March 31, 2009 compared to the same period in the prior year. The decrease in marketing expenses was due to selective pull-backs in certain marketing channels and other reductions in response to the changes in the economic environment.

Operating Expenses

Operating expenses increased 3.8% for the three months ended March 31, 2009 compared to the same period in the prior year. The first quarter of 2008 included a benefit of $90.9 million related to the Visa IPO. Excluding this one time item, operating expenses decreased 2.0%. The decrease in operating expenses was a direct result of benefits from the Company’s continued cost reduction initiatives.

Income Taxes

The Company recorded an income tax benefit of $60.2 million in the first three months of 2009 compared with income tax expense of $334.5 million in the first three months of 2008. The related effective income tax rates were 40.9% and 34.6%, respectively. The change in tax rates were primarily due to the increased tax credits relative to the net loss before taxes in the first quarter 2009.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment from continuing operations, excluding the Chevy Chase Bank acquired loan portfolio, declined $5.5 billion, or 3.7%, for the three months ended March 31, 2009. The reduction in the first quarter of 2009 was a result of significant pull-backs in consumer spending as a result of the economic environment and increased charge-offs across all loan portfolios.

For additional information, see section XII, Tabular Summary, Table C and Table D.

Asset Quality

Delinquencies

The Company believes delinquencies to be an indicator of loan portfolio credit quality at a point in time.

The 30-plus day delinquency rate, excluding the Chevy Chase Bank acquired loan portfolio, for the reported and managed loan portfolio increased 73 and 80 basis points to 3.99% and 4.36%, respectively, from March 31, 2008 to March 31, 2009. The increase was due to the continued worsening of the economy which rapidly deteriorated during the second half of 2008 and the first quarter of 2009 impacting both the National Lending and Local Banking segments.

For additional information, see section XII, Tabular Summary, Table E.

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

For the first quarter of 2009 compared to the first quarter of 2008, reported and managed net charge-off rates, excluding impacts from the Chevy Chase Bank acquired loan portfolio, increased 147 basis points and 156 basis points to 4.54% and 5.52%, respectively. The increase in both the reported and managed charge-off rates was due to the continued economic recession which accelerated rapidly during the second half of 2008 and the first quarter of 2009. The reported net charge-off dollars totaled $1.1 billion during the first quarter of 2009, an increase of 48.2% from the first quarter of 2008. The managed charge-off dollars totaled $2.0 billion, increasing 34.4% from the first quarter of 2008.

For additional information, see section XII, Tabular Summary, Table F.

Credit Mark on Acquired Loan Portfolio

The Company, as part of the purchase accounting adjustments, recorded a net credit mark of $2.2 billion on the acquired Chevy Chase Bank loan portfolio in accordance SFAS 141(R) and SOP 03-3. Since the acquisition date, $41.3 million of charge-offs have been applied to the credit mark.

For additional information, see section XII, Tabular Summary, Table F.

Nonperforming Loans

Nonperforming loans as a percentage of total loans held for investment were 0.99% and 0.42% at March 31, 2009 and 2008, respectively. The rate for March 31, 2009 excludes loans previously classified as nonperforming by Chevy Chase Bank as those loans have been adjusted to fair value and are now considered performing. The increase in nonperforming loans was due to the continued economic recession. The increase has been seen across our entire lending portfolio, except for our consumer auto portfolio.

For additional information, see section XII, Tabular Summary, Table G.

Allowance for loan and lease losses

The allowance for loan and lease losses related to loans held for investment increased $1.4 billion, or 42.0% to $4.6 billion at March 31, 2009 from March 31, 2008. During the first quarter of 2009 we added $124.1 million to the allowance for loan and lease losses. The increase is due to the economic recession that continued to worsen during the first three months of 2009. Certain factors impacting the calculation of the allowance for loan and lease losses, such as the unemployment rate and housing prices, continued to worsen during the first quarter, though at a slower pace than at the end of 2008.

For additional information, see section XII, Tabular Summary, Table H.

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

Chevy Chase Bank is included in the Other segment for the first quarter of 2009.

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

Local Banking Segment

Table 2: Local Banking

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Earnings (Managed Basis)
Interest income	$1,324,980	$1,575,325
Interest expense	725,951	1,008,371

Net interest income	599,029	566,954
Non-interest income	184,510	215,469

Total revenue	783,539	782,423
Provision for loan and lease losses	219,369	60,394
Non-interest expense	619,854	605,351

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Income before taxes	(55,684)	116,678
Income taxes	(19,490)	40,837

Net income	$(36,194)	$75,841

Selected Metrics (Managed Basis)
Commercial lending
Commercial and multi-family real estate(4)	13,619,009	12,655,900
Middle market(5)	9,850,735	8,695,171
Specialty lending(6)	3,489,813	3,546,200

Total commercial lending	26,959,557	24,897,271
Small ticket commercial real estate(7)	2,568,395	2,840,594
Small business lending(8)	4,729,266	4,588,500
Consumer lending
Mortgages(9)	6,831,471	8,214,624
Branch based home equity & other consumer(10)	3,593,638	3,938,849

Total consumer lending	10,425,109	12,153,473
Other(11)	(223,652)	(282,753)

Period end loans held for investment	$44,458,675	$44,197,085
Average loans held for investment	$44,836,954	$43,887,387
Core deposits(1)	$67,848,575	$62,811,696
Total deposits	$79,114,684	$73,387,227
Loans held for investment yield	5.43%	6.75%
Net interest margin—loans(2)	2.28%	1.92%
Net interest margin—deposits(3)	1.89%	1.93%
Deposit interest expense rate	1.82%	2.63%
Efficiency ratio	79.11%	77.37%
Charge-off rates
Commercial lending
Commercial and multi-family real estate	0.62%	0.02%
Middle market	0.07%	0.15%
Specialty lending	0.85%	0.05%

Total commercial lending	0.45%	0.07%
Small ticket commercial real estate	1.75%	0.30%
Small business lending	1.55%	0.97%
Consumer lending
Mortgages	0.46%	0.11%
Branch based home equity & other consumer	1.42%	1.21%

Total consumer lending	0.79%	0.46%
Net charge-off rate	0.76%	0.31%
Non performing loans	$785,279	$249,055
Foreclosed assets	63,173	24,790

Non performing assets	$848,452	$273,845
Non performing loans as a % of loans held for investment	1.77%	0.56%
Non performing asset rates(12)
Commercial lending
Commercial and multi-family real estate	1.98%	0.46%
Middle market	0.57%	0.42%
Specialty lending	1.16%	0.18%

Total commercial lending	1.36%	0.41%
Small ticket commercial real estate	8.00%	1.62%
Small business lending	1.95%	1.00%
Consumer lending
Mortgages	2.36%	0.81%
Branch based home equity & other consumer	0.58%	0.35%

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Total consumer lending	1.75%	0.66%
Total non performing asset rate	1.91%	0.62%
Non-interest expense as a % of average loans held for investment	5.53%	5.52%
Number of active ATMs(14)	1,338	1,297
Number of locations(13)(14)	728	724

(1)	Core deposits includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.
(2)	Net interest margin—loans equals net interest income—loans divided by average managed loans.
(3)	Net interest margin—deposits equals net interest—deposits divided by average retail deposits.
(4)	Commercial and multi-family real estate targets private developers and commercial property investors and owners with credit requirements up to $100 million.
(5)	Middle market focuses on businesses with annual revenues between $10 million and $250 million located within the segment’s local footprint.
(6)	Specialty lending provides equipment leasing and other specialized lending in the national marketplace.
(7)	Small ticket commercial real estate is comprised of small business products, mainly mixed-use and multi-family real-estate in the Local Banking segment.
(8)	Small business lending is focused on businesses with $10 million or less in revenues and $3 million or less in household size.
(9)	Mortgage lending includes held for investment first lien residential mortgage assets.
(10)	Branch based home equity and other consumer lending primarily includes home equity loans and lines of credit in the local consumer banking segment, and some consumer unsecured loans and lines of credit.
(11)	Other loans held for investment includes unamortized premiums and discounts recognized on loans acquired in North Fork and Hibernia acquisitions, certain items in process, and other loans originated by the Local Banking segment.
(12)	Non performing assets is comprised of non performing loans and foreclosed assets. The non performing asset rate equals non performing assets divided by the sum of loans held for investment plus foreclosed assets.
(13)	Excludes drive-up locations of 18 and 19 as of March 31, 2009 and March 31, 2008, respectively.
(14)	Excludes acquired Chevy Chase Bank, FSB branches of 250 and ATM locations of 907.

The Local Banking segment includes the Company’s branch, treasury services and national deposit gathering activities; its commercial, branch based small business and certain branch originated consumer lending; and its mortgage servicing.

The Local Banking segment posted a net loss of $36.2 million for the quarter ended March 31, 2009, compared to net income of $75.8 million in the same quarter of the prior year. At March 31, 2009, loans outstanding in the Local Banking segment totaled $44.5 billion while deposit balances totaled $79.1 billion compared to loans outstanding of $44.2 billion and deposits of $73.4 billion at March 31, 2008. The increase in loans can be attributed to an 8.3% growth in commercial loans, primarily in our commercial real estate and middle market portfolios as the Gulf South region weathered the economic downturn better than other markets. The loan growth in our commercial business was partially offset by runoff in our residential mortgage portfolio. Deposits grew 7.8%, primarily driven by increases in our national direct and our consumer branch deposits. Total Banking segment loan to deposit ratio was 0.56% at March 31, 2009, down from 0.60% at March 31, 2008

Local Banking segment profits are primarily generated from net interest income, which represents the yield earned on the loans less the internal transfer price charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. Net interest income increased in the quarter ended March 31, 2009, compared to the same period in the prior year. The increase in net interest income can be attributed to higher net interest margin on loans, due to decline in LIBOR rates since the end of 2008 and more favorable pricing conditions. In addition, higher deposit balances drove higher net interest income in our deposit business, which was offset by a slight decline in the net interest margin on deposits.

Non-interest income declined for the three months ended March 31, 2009 compared to the same period of the prior year by $31.0 million. Most of the decline relates to mortgage activities in the Local Banking segment. The closure of Capital One Home Loans reduced gains on the sale of mortgages from the prior year quarter and declines in the principal balance of loans serviced drove reductions in revenues from the Mortgage Servicing business.

Provision for loan and lease losses was $219.4 million in the first quarter of 2009 compared to $60.4 million in the same quarter of the prior year driven by an increase in charge-offs to $85.4 million and an increase of $107.1 million to the allowance for loan and lease losses. The increase in provision expense from the prior year quarter was related to the deterioration in the economy since the beginning of 2008. Deteriorating economic conditions negatively impacted borrowers’ ability to repay and decreased collateral values, resulting in an increase in criticized and non-performing loans and charge-offs during the year.

Non-interest expenses were $619.9 million in the first quarter of 2009, compared to $605.4 million in the same quarter of the prior year. Non-interest expenses include the direct costs of operating the branch network and commercial, small business and consumer loan businesses, marketing expenses, certain company-wide expenses allocated to the segment and the amortization of core deposit intangibles. Direct operating expenses declined by $25.9 million while corporate allocations increased in the same period by $39.8 million. Corporate allocations increased primarily related to increases in the amount of FDIC insurance assessments paid on the Banking segment’s deposits. Net of closures, 4 new branches were added during the year 2008 and the cost of operating these branches, including lease costs, depreciation and personnel, is included in non-interest expense.

National Lending Segment

Table 3: National Lending

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Earnings (Managed Basis)
Interest income	$2,837,945	$3,530,017
Interest expense	776,254	1,121,434

Net interest income	2,061,691	2,408,583
Non-interest income	1,005,446	1,226,114

Total revenue	3,067,137	3,634,697
Provision for loan and lease losses	1,848,955	1,677,220
Other non-interest expense	1,100,770	1,279,171

Income before taxes	117,412	678,306
Income taxes	41,532	236,203

Net income	$75,880	$442,103

Selected Metrics (Managed Basis)
Period end loans held for investment	$95,753,037	$103,003,402
Average loans held for investment	$98,680,911	$104,973,633
Core deposits(1)	$478	$2,171
Total deposits	$1,279,562	$1,774,690
Loans held for investment yield	11.50%	13.45%
Net interest margin	8.36%	9.18%
Revenue margin	12.43%	13.85%
Risk-adjusted margin	4.88%	8.51%
Non-interest expense as a % of average loans held for investment	4.46%	4.87%
Efficiency ratio	35.89%	35.19%
Net charge-off rate	7.55%	5.34%
30+ day delinquency rate	5.70%	4.73%
Number of accounts (000s)	42,549	48,605

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.

The National Lending segment consists of three sub-segments: U.S. Card, Auto Finance, and International.

The National Lending segment had net income of $75.8 million for the quarter ended March 31, 2009, compared to $442.1 million in the prior year quarter. The challenging credit environment caused decreases in net income for both U.S. Card and International; however, this was partially offset by a $153.8 million improvement in the Auto Finance sub-segment.

At March 31, 2009, loans outstanding in the National Lending segment totaled $95.8 billion. The decrease in loans outstanding of 7.0% from the prior year quarter was driven by lower consumer purchase demand, selected origination pull-backs in our Auto business, the pullback of our closed end loan businesses, and the weakening of foreign currency.

Total revenue for the first quarter of 2009 was $3.1 billion compared to $3.6 billion in the prior year quarter, a decrease of 15.6%. Credit and consumer behavior trends within our U.S. Card business drive the majority of this decrease as well as an overall reduction in loan and account volumes.

Within National Lending, we increased the coverage ratio of allowance to reported delinquencies to historically high levels as increases in bankruptcies, degradation in recoveries and worsening of late bucket flow rates have lead to an assumption that a greater proportion of delinquent balances will eventually charge off. Provision for loan and lease losses increased 10.2% from the prior year quarter to $1.8 billion. A $91 million release in the allowance for loan and lease losses in the Auto Finance sub-segment partially mitigated an increase in charge-offs from both the U.S. Card and International segments.

Non-interest expense declined 14% from the prior year quarter to $1.1 billion. Operating expense declines in Auto Finance and the U.K. business drove much of the decline, as well as the weakening Pound Sterling and Canadian dollar. Marketing pull-backs contributed the remainder of the decline in expenses.

U.S. Card Sub-Segment

Table 4: U.S. Card

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Earnings (Managed Basis)
Interest income	$1,971,389	$2,433,665
Interest expense	466,694	689,951

Net interest income	1,504,695	1,743,714
Non-interest income	883,891	1,070,831

Total revenue	2,388,586	2,814,545
Provision for loan and lease losses	1,521,997	1,120,025
Non-interest expense	862,915	938,860

Income before taxes	3,674	755,660
Income taxes	1,286	264,481

Net income	$2,388	$491,179

Selected Metrics (Managed Basis)
Period end loans held for investment	$67,015,166	$67,382,004
Average loans held for investment	$69,187,704	$68,544,190
Loans held for investment yield	11.40%	14.20%
Net interest margin	8.70%	10.18%
Revenue margin	13.81%	16.42%
Risk adjusted margin	5.42%	10.58%
Non-interest expense as a % of average loans held for investment	4.99%	5.48%
Efficiency ratio	36.13%	33.36%
Net charge-off rate	8.39%	5.85%
30+ day delinquency rate	5.08%	4.04%
Purchase volume(1)	$21,601,837	$24,543,082
Number of total accounts (000s)	35,273	40,611

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card sub-segment consists of domestic consumer credit card lending, national small business lending and closed end loans (installment loans and other unsecured consumer financial service activities).

For the quarter ended March 31, 2009, net income was $2.4 million, profits of $50.7 million in consumer and small business credit card businesses were offset by a $48.3 million loss in our closed end loans business. This represented a decline of $488.8 million compared to the prior year quarter. The decline was driven primarily by higher charge-offs and lower revenues, partially offset by lower allowance for loan and lease losses and non-interest expense savings.

Managed loans were relatively flat year over year, decreasing 0.5%. Consumer Card and Small Business Card loans increased moderately while closed end loan volumes decreased 15.1% as origination activity was tempered dramatically throughout 2008. Year over year purchase volume decreased 12.0%, chiefly due to the weakening economy.

Revenue decreased $426.0 million, or 15.1%, to $2.4 billion, compared to the prior year quarter. In general, we see consumers behaving defensively in the current environment, spending less, exercising caution to avoid fees, and working hard to remain current. While this behavior should benefit credit performance in the longer term it also reduces revenue. As a result of this and other factors, net interest income declined $239.0 million as net interest margin fell from 10.18% to 8.70%. Also impacting net interest margin was mix shifts toward lower yielding prime assets and increases in reversals and reserve expense. Non-interest income fell $186.9 million driven by lower account volume and the macro effects noted above.

The net charge-off rate was 8.39%, an increase of 254 basis points compared to the same quarter last year. Net adjusted charge-offs increased $449.5 million versus the prior year quarter driven by the deterioration in the U.S. economy manifesting in higher bankruptcies, degradation in flow rates and lower recoverability of already charged off debt. We are seeing a more rapid degradation in our installment loan businesses which is disproportionately impacting the charge-off rate due to the denominator effect of dramatically reduced origination volume of these loans. The allowance build was moderately lower than the build in the first quarter of 2008 as loans held for investment decreased $3.93 billion from the fourth quarter of 2008. The U.S. Card allowance is now equal to two times the level of reported 30-plus day delinquencies.

Non-interest expense for the first quarter of 2009 declined by 8.1% from the first quarter of 2008, chiefly driven by lower marketing expense due to the current economic environment partially offset by increases in collections expenses.

Auto Finance

Table 5: Auto Finance

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Earnings (Managed Basis)
Interest income	$606,392	$690,919
Interest expense	236,389	289,357

Net interest income	370,003	401,562
Non-interest income	19,965	16,110

Total revenue	389,968	417,672
Provision for loan and lease losses	166,169	408,251
Non-interest expense	113,884	136,169

Income before taxes	109,915	(126,748)
Income taxes	38,470	(44,362)

Net income	$71,445	$(82,386)

Selected Metrics (Managed Basis)
Period end loans held for investment	$20,667,910	$24,633,665
Average loans held for investment	$21,110,528	$25,047,501
Loans held for investment yield	11.49%	11.03%
Net interest margin	7.01%	6.41%
Revenue margin	7.39%	6.67%
Risk adjusted margin	2.51%	2.69%
Non-interest expense as a % of average loans held for investment	2.16%	2.17%
Efficiency ratio	29.20%	32.60%
Net charge-off rate	4.88%	3.98%
30+ day delinquency rate	7.52%	6.42%
Purchase volume(1)	$1,463,402	$2,440,227
Number of total accounts (000s)	1,610	1,763

The Auto Finance sub-segment consists of automobile and other motor vehicle financing activities.

For the three months ended March 31, 2009, the Auto Finance sub-segment recognized net income of $71.4 million, compared to a net loss of $82.4 million for the first quarter of 2008. This was partially driven by the building of allowance for loan and lease losses of $159.7 million in the first quarter of 2008 to reflect the rapidly deteriorating credit environment at the time, compared to an allowance release of $91.1 million in the first quarter of 2009 as our portfolio continues to shrink and auction prices have increased from prior levels.

The loan portfolio decreased 16.1% from the prior year quarter reflective of lower originations of auto loans as the Company focused on its most resilient segments. Originations in the first quarter of 2009 were $1.5 billion, 40.0% less than the prior year quarter. As a result of the shrinking portfolio, net interest income decreased $31.6 million or 7.9%. Non-interest income from the prior year quarter increased by $3.9 million.

For the quarter ended March 31, 2009, the net charge-off rate was 4.88%, up 90 basis points from the prior year quarter. Net charge-offs of the Auto Finance sub-segment loans increased $8.0 million, or 3.2%, over the first quarter of 2008. The 30-plus day delinquency rate for the first quarter of 2009 increased 110 basis points over the prior year quarter. From a quarter over quarter perspective, credit performance improved. The net charge-off rate was down 79 bps from the fourth quarter of 2008 and the 30-plus day delinquency rate was down 239 bps. These improving credit trends quarter over quarter were driven by several factors including seasonal improvements, an increase in auction prices and investments in collections and recovery operations as well as 2008 origination vintages outperforming our expectations. Although credit performance results are encouraging quarter over quarter, we remain cautious in the auto lending business.

Non-interest expense declined $22.3 million or 16.4% for the quarter ended March 31, 2009 given the proactive measures the business has taken to manage costs. As a percentage of average managed outstandings the ratio is flat from the prior year quarter since the positive variance from lower expenses has been offset by lower outstandings.

International

Table 6: International

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Earnings (Managed Basis)
Interest income	$260,164	$405,433
Interest expense	73,171	142,126

Net interest income	186,993	263,307
Non-interest income	101,590	139,173

Total revenue	288,583	402,480
Provision for loan and lease losses	160,789	148,944
Non-interest expense	123,971	204,142

Income before taxes	3,823	49,394
Income taxes	1,776	16,084

Net income	$2,047	$33,310

Selected Metrics (Managed Basis)
Period end loans held for investment	$8,069,961	$10,987,733
Average loans held for investment	$8,382,679	$11,381,942
Loans held for investment yield	12.41%	14.25%
Net interest margin	8.92%	9.25%
Revenue margin	13.77%	14.14%
Risk-adjusted margin	6.47%	8.84%
Non-interest expense as a % of average loans held for investment	5.92%	7.17%
Efficiency ratio	42.96%	50.72%
Net charge-off rate	7.30%	5.30%
30+ day delinquency rate	6.25%	5.12%

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Purchase volume	$1,871,723	$2,716,060
Number of total accounts (000s)	5,666	5,691

The International sub-segment includes Canadian and U.K. lending activities.

International net income decreased $31.3 million, or 93.9% for the quarter ended March 31, 2009 from the prior year quarter. The decrease was driven by the challenging credit environment and weakening Canadian dollar and Pound Sterling.

Total revenue decreased 28.3% over the prior year quarter as a result of decreases in loans held for investment. Canada’s revenue decrease was almost entirely due to exchange rate fluctuations. The U.K.’s decrease in revenue was primarily due to exchange rates, while the remainder was due to a reduction in loans that drove lower fee revenue and lower purchases affecting interchange.

For the quarter ended March 31, 2009, net provision increased by 8.0% over the prior year quarter due to increasing economic deterioration in the U.K. and Canada offset by exchange rate impacts. For the quarter, the net charge-off rate was 7.30%, up 200 basis points from the prior year quarter. The 30-plus day delinquency rate for the first quarter of 2009 increased 113 basis points over the prior year quarter. The U.K. portfolio continues to show weakness while the Canadian portfolio has been relatively stable but started to show weakness in the first quarter. We have increased our allowance for loan and lease losses accordingly.

Non-interest expense decreased 39.3% for the quarter as compared to the prior year quarter, due to exchange rates and continued operating efficiency focus. The weakening Pound Sterling drove approximately half of U.K.’s non-interest expense decrease. The U.K. also saw a reduction in ongoing run rate due to infrastructure transformation and outsourcing as well as lower marketing expense. Canada’s operating expenses decreased primarily due to weakening Canadian dollar and lower marketing expenses.

VIII. Liquidity and Funding

The Company manages liquidity risk to ensure that we can fund asset and loan growth, debt and deposit maturities and withdrawals, and payments of other corporate obligations. To achieve this, the Company’s Asset and Liability Management Committee and Finance Committee establish liquidity guidelines to ensure that the Company can withstand significant degradation in the funding markets. The Company seeks to maintain a large liquidity reserve to guard against possible degradation. This reserve is comprised of cash, unencumbered securities available for sale and undrawn committed facilities. The current economic environment could have an adverse impact on our asset values, including our securities available for sale, and impact our ability to borrow funds or engage in securitization transactions.

The Company uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Company obtains funds by gathering deposits, issuing debt and equity securities, and securitizing assets. Further liquidity is available to the Company through committed facilities, including undrawn conduits, FHLB advances and recently enacted government programs.

Cash and Cash Equivalents

The Company held $7.8 billion of cash and cash equivalents at March 31, 2009, compared to $7.5 billion of cash and cash equivalents at December 31, 2008. Cash and cash equivalents provide immediate sources of funds to meet the Company’s liquidity needs, including dividend payments and other funding obligations.

Securities Available for Sale

The Company held $36.3 billion in available-for-sale investment securities, of which $14.0 billion were pledged available-for-sale investment securities at March 31, 2009, compared to $31.0 billion in available-for-sale investment securities, of which $13.7 billion was pledged available-for-sale investment securities at December 31, 2008. With the acquisition of Chevy Chase Bank, the Company added $1.3 billion in securities available for sale to the portfolio at March 31, 2009. As of March 31, 2009, the weighted average life of the investment securities was approximately 2.9 years. These investment securities provide increased liquidity and flexibility to support the Company’s funding requirements.

The Company monitors the available-for-sale investment securities for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which the security has been in a loss position, credit rating, the nature of the investments, current market conditions and the Company’s intent and ability to hold the securities until anticipated recovery, which may be upon maturity. The Company recognized other-than-temporary impairment charges of $0.4 million for the period ended March 31, 2009. The available-for-sale investment securities had net unrealized losses of $587.3 million as of March 31,

2009, and net unrealized losses of $1.1 billion as of December 31, 2008. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.

Deposits

Deposits have become the Company’s largest funding source. Deposits provide a stable, low-cost source of funds that we utilize to fund loan and asset growth and to diversify funding sources. The Company has continued to expand its deposit gathering efforts through its direct and indirect marketing channels, the existing branch network and de novo branch expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposit (“CDs”).

As of March 31, 2009, the Company had $121.1 billion in deposits of which $2.4 billion were held in foreign banking offices and $12.8 billion represented large domestic denomination certificates of $100,000 or more. The Company’s core deposits are comprised of domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, CDs of less than $100,000 and other consumer time deposits. The Company maintains a Grand Cayman branch for issuing Eurodollar time deposits. The acquisition of Chevy Chase Bank added $14.0 billion in total deposits to the Company’s deposit base.

Table 7 shows the maturities of domestic time certificates of deposit in denominations of $100,000 or more (large denomination CDs) as of March 31, 2009. Based on past deposit activity, the Company expects to retain a portion of its deposit balances as they mature. Therefore, the Company anticipates the net cash outflow related to deposits within the next year will be significantly less than reported in Table 7. Table 8 shows the composition of period end deposits, average deposits and the average deposit rate for the periods presented.

Table 7: Maturities of Large Denomination Certificates—$100,000 or More

	March 31, 2009
(Dollars in thousands)	Balance	Percent
Three months or less	$2,878,897	22.4%
Over 3 through 6 months	2,705,934	21.0%
Over 6 through 12 months	2,499,211	19.5%
Over 12 months through 10 years	4,761,601	37.1%

Total	$12,845,643	100.0%

Table 8: Deposit Composition and Average Deposit Rates

	Three months Ended March 31, 2009
	Period End Balance	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing	$12,422,456	$11,285,555	10.06%	N/A
NOW accounts	10,921,190	10,842,553	9.67%	0.43%
Money market deposit accounts	35,298,357	30,839,817	27.50%	1.49%
Savings accounts	8,853,286	7,631,999	6.81%	0.38%
Other consumer time deposits	38,367,109	37,151,117	33.13%	4.00%

Total core deposits	105,862,398	97,751,041	87.17%	2.07%
Public fund certificates of deposit of $100,000 or more	1,184,999	1,209,347	1.08%	1.70%
Certificates of deposit of $100,000 or more	11,660,644	10,619,737	9.47%	4.04%
Foreign time deposits	2,410,857	2,557,479	2.28%	2.27%

Total deposits	$121,118,898	$112,137,604	100.00%	2.25%

Credit Ratings

The Company also meets its liquidity needs by accessing the capital markets for long-term funding by issuing asset-backed securities and senior and subordinated debt. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality and quality of earnings. Significant changes in these factors could result in different ratings. Table 9 provides the senior unsecured debt credit ratings of the Corporation, COBNA and CONA as of March 31, 2009.

Table 9: Senior Unsecured Debt Credit Ratings

	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A2	A2
S&P	BBB+	A-	A-
Fitch, Inc.	A-	A-	A-
Dominion Bond Rating Service	BBB***	A*	A*

As of the date of this report, Moody’s, S&P, Fitch, Inc. and Dominion Bond Rating Service have the Company on a negative outlook. In addition, certain securitization trusts have been put on a negative outlook.

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

The Company believes that it has the ability to continue to utilize securitization arrangements as a source of liquidity; however, a significant reduction, termination or change in sale accounting for the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance or recognition of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs. The Company has committed securitization conduits of $10.9 billion, of which, $6.3 billion was outstanding as of March 31, 2009.

Senior and Subordinated Notes

Other funding programs established by the Company include senior and subordinated notes. At March 31, 2009, the Company had $8.3 billion in senior and subordinated notes outstanding that mature in varying amounts from 2009 to 2017, as compared to $8.3 billion at December 31, 2008.

Included in senior and subordinated notes on the Company’s balance sheet are notes issued under COBNA’s Senior and Subordinated Global Bank Note Program (the “Program”). The Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies, subject to conditions customary for transactions of this nature. Notes may be issued under the Program with maturities of thirty days or more from the date of issue. The Program was last updated in June 2005. At March 31, 2009, COBNA had $1.8 billion in bank notes outstanding under the Program.

Federal Home Loan Bank Advances

The Banks are members of various Federal Home Loan Banks (“FHLB”). The FHLB provides additional sources of funding through advances to the Banks. The FHLB advances are secured by the Company’s securities, residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit. As of March 31, 2009, the Company had approximately $24.3 billion in securities and loans pledged as collateral to the FHLB. In addition, the Company’s FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $321.5 million at March 31, 2009 and is included in other assets. Total advances with FHLB agencies at March 31, 2009 were $5.0 billion. During the first quarter of 2009, the Company received $500 million in new advances and had $800.6 million in advances mature.

Government Programs

The Company is eligible or may be eligible to participate in a number of U.S. government programs designed to support financial institutions and increase access to credit markets. The Company evaluates each of these programs and determines, based on the costs and benefits of each program, whether to participate. During the first quarter of 2009, the Company was eligible to participate in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), the Federal Reserve’s Discount Window (the “Discount Window”) and the Federal Reserve’s Term Auction Facility (“TAF”).

FDIC’s Temporary Liquidity Guarantee Program

The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). For further information regarding the TLGP, DGP and TAGP see Item 2 “Supervision and Regulation”.

The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date and, depending on the issuance date of the debt, June 30, 2012 or December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Based on the Company’s outstanding senior unsecured debt as of September 30, 2008, the Company has capacity to issue $1.2 billion under the DGP. As of March 31, 2009, the Company and the Banks have no outstanding debt issued under the DGP.

Federal Reserve’s Discount Window

The Discount Window allows eligible institutions to borrow funds from the Federal Reserve, typically on a short-term basis, to meet temporary liquidity needs. Borrowers must post collateral, which can be made up of securities or consumer or commercial loans. As of March 31, 2009, the Company was eligible to borrow up to $5.2 billion through the Discount Window. The eligible amount is reduced dollar for dollar by borrowings under the TAF program. During the first quarter of 2009, the Company did not borrow funds from the Discount Window.

Federal Reserve’s Term Auction Facility

The TAF is designed to help increase liquidity in the U.S. credit markets. The Federal Reserve auctions collateral-backed short-term loans under TAF. The auctions allow financial institutions to borrow funds at an interest rate below the Federal Reserve’s discount rate. As of March 31, 2009, the Company was eligible to borrow up to $2.6 billion under the TAF. The eligible amount is reduced dollar for dollar by borrowings made under the Discount Window. During the first quarter of 2009, the Company did not borrow funds through the TAF.

Term Asset-Backed Securities Loan Facility

In March of 2009, the Federal Reserve Bank of New York (“FRBNY”), the U.S. Treasury and the Federal Reserve Board announced the launch of the Term Asset-Backed Securities Loan Facility (“TALF”). TALF is a funding facility that will help financial markets and institutions meet the credit needs of households and small businesses and thus to support overall economic growth in the current period of severe financial strains by supporting the issuance of ABS collateralized by student loans, auto loans, credit card loans, loans guaranteed by the Small Business Administration (“SBA”), as well as certain types of mortgage loans. The FRBNY will lend up to $200 billion to holders of certain AAA-rated ABS backed by newly and recently originated consumer and small business loans, as well as CMBS, private-label residential MBS, and other ABS. The FRBNY will lend an amount equal to the market value of the ABS less a haircut and will be secured at all times by the ABS. As of March 31, 2009, the Company has not issued any ABS through TALF.

Corporation Shelf Registration Statement

As of March 31, 2009, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years. The Automatic Shelf Registration Statement must be updated by May 2009 to remain effective.

Borrowing Capacity

The Company has access to a variety of established funding sources. Table 10 illustrates details of the Company’s Global Bank Note Program, FHLB Advance capacity, securitization warehouses and conduits and government programs as of March 31, 2009.

Table 10: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity(1)	Outstanding	Availability(1)	Final Maturity(2)
Senior and Subordinated Global Bank Note Program	6/05	$3,561	$1,761	$1,800	—
FHLB Advances(3)	—	$20,183	$4,952	$15,231	—
Committed Securitization Conduits(4)	—	$10,882	$6,277	$4,605	11/11

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity(1)	Outstanding	Availability(1)	Final Maturity(2)
FDIC Debt Guarantee Program	—	$1,200	$—	$1,200	06/12
Federal Reserve Discount Window	—	$5,194	$—	$5,194	—
Federal Reserve Term Auction Facility	—	$2,597	$—	$2,597	—

(1)	All funding sources are non-revolving. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility.
(2)	Maturity date refers to the date the facility terminates, where applicable.
(3)	There are no effective or final maturity dates on the available lines for FHLB Advances. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.
(4)	Securitization committed capacity was established at various dates and is scheduled to terminate between 04/09 and 11/11.

IX. Capital

Capital Standards

The Company is subject to capital adequacy guidance adopted by the Federal Reserve; CONA and COBNA are subject to capital adequacy guidelines adopted by the OCC; and Chevy Chase Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (“OTS”). The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Company to similar minimum capital requirements. Failure to meet minimum capital requirements can result in possible additional, mandatory or discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.

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

From time to time, the regulators propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals or interpretations could, if implemented in the future, affect the Company’s or each of the Bank’s reported capital ratios and net risk-adjusted assets. For additional information on capital guidelines, see our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item 1 “Supervision and Regulation”

As of March 31, 2009, the Banks each exceeded the minimum regulatory requirements to which it was subject. Each of the Banks was considered “well-capitalized” under applicable capital adequacy guidelines. Also as of March 31, 2009, the Company was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements.

Failure to meet applicable capital guidelines could subject the Company or the Banks to a variety of enforcement remedies available to the regulators, including a limitation on the ability to pay dividends and the issuance of a capital directive to increase capital, and in the case of the Banks, the termination of deposit insurance by the Federal Deposit Insurance Corporation (the “FDIC”) (in severe cases) and the appointment of a conservator or receiver. Failure to meet these capital guidelines could also prevent the Company or the Banks from engaging in the expanded activities permitted for bank holding companies and banks under the Gramm-Leach-Bliley Act.

Prompt Corrective Action

In general, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal banking agencies to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, a bank is considered to be well-capitalized if it maintains a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, a Tier 1 leverage capital ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well-capitalized definition. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for purposes of applying FDICIA’s prompt corrective action provisions, as discussed below, and such capital categories may not constitute an accurate representation of each of the Bank’s overall financial condition or prospects. As of March 31, 2009, each of the Banks met the requirements for a “well capitalized” institution.

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

Under the Guidelines, COBNA exceeded the minimum capital adequacy guidelines as of March 31, 2009. Also, as of March 31, 2009, none of CONA’s or Chevy Chase Bank’s on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

For more information on Subprime Lending Guidelines, see our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item I “Supervision and Regulation.”

Dividend Policy

The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to the Company. As of March 31, 2009, retained earnings of COBNA, CONA, and Chevy Chase Bank of $299.5 million, zero and $(9.7) million, respectively, were available for payment of dividends to the Company without prior approval by the regulators. Additionally, applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that the Company will declare and pay any dividends. In addition, U.S. Treasury consent is required to increase our dividend above $0.375 per common share until November 14, 2011, under the terms of the CPP. In March of 2009, the Company announced its intention to reduce its quarterly dividend from $0.375 per common share to $0.05 per common share beginning with the second quarter of 2009 dividend payment. The Company took this action to preserve capital during the current economic downturn.

Table 11—Regulatory Capital Ratios

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
March 31, 2009
Capital One Financial Corp.(1)
Tier 1 Capital	11.38%	10.68%	4.00%	N/A
Total Capital	14.12	13.33	8.00	N/A
Tier 1 Leverage	9.42	9.42	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 Capital	13.28%	10.36%	4.00%	6.00%
Total Capital	16.00	12.71	8.00	10.00
Tier 1 Leverage	10.99	10.99	4.00	5.00
Capital One, N.A.
Tier 1 Capital	10.90%	N/A	4.00%	6.00%
Total Capital	12.22	N/A	8.00	10.00
Tier 1 Leverage	8.05	N/A	4.00	5.00
Chevy Chase Bank, FSB
Tier 1 Capital	10.51%	N/A	4.00%	6.00%
Total Capital	10.51	N/A	8.00	10.00
Tier 1 (Core) Capital	6.06	N/A	4.00	5.00
March 31, 2008
Capital One Financial Corp.(1)
Tier 1 Capital	10.86%	10.21%	4.00%	N/A
Total Capital	13.82	13.07	8.00	N/A
Tier 1 Leverage	9.39	9.39	4.00	N/A
Capital One Bank
Tier 1 Capital	14.59%	11.37%	4.00%	6.00%
Total Capital	17.84	14.12	8.00	10.00
Tier 1 Leverage	13.28	13.28	4.00	5.00
Capital One, N.A.
Tier 1 Capital	9.77%	N/A	4.00%	6.00%
Total Capital	11.13	N/A	8.00	10.00
Tier 1 Leverage	7.85	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

X. Supervision and Regulation

On February 27, 2009, the Company acquired all the shares of Chevy Chase Bank and certain of its subsidiaries, including a registered broker-dealer and insurance agency. Chevy Chase Bank is a federal savings association chartered under the laws of the United States, the deposits of which are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to applicable limits. Chevy Chase Bank is subject to comprehensive regulation and periodic examination by the OTS and the FDIC. Subject to the receipt of all regulatory approvals, the Company expects to merge Chevy Chase Bank with and into CONA in the third quarter of this year.

Deposits and Deposit Insurance

The FDIC has established a plan to restore the DIF in the face of insurance losses and future loss projections. As such, the FDIC recently issued rules that generally increase the deposit insurance assessment rates and are expected to improve risk differentiation so that riskier institutions bear a greater share of insurance premiums. These rates take effect for the 2009 second quarter assessments. Other pending FDIC rules, including the special assessments to restore the DIF, could also increase the assessment costs of the Banks.

FDIC Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which included the Debt Guarantee Program (“DGP”). The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies. On March 18, 2009, the FDIC announced an interim rule that made certain amendments to the DGP including the extension of the issuance and guarantee periods of the DGP and increasing the fees for certain guaranteed debt issuance. With respect to FDIC-insured institutions, the unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009 and, with respect to other eligible institutions, not later than June 30, 2009 subject to certain exceptions. The guarantee is effective through the earlier of the maturity date and, depending on the issuance date of the debt, June 30, 2012 or December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. The proceeds of debt guaranteed under the DGP may not be used to prepay debt that is not guaranteed by the FDIC. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 150 basis points (annualized) for covered debt outstanding until the earlier of maturity or termination date of the FDIC guarantee.

The DGP is in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company and the Banks are eligible to participate in the DGP. The Company will be required to submit an application and receive approval from the FDIC to participate in the issuance extension period from June 30, 2009 to October 31, 2009. As of March 31, 2009, the Company and the Banks have no outstanding debt issued under the DGP.

For additional information on our Supervision and Regulation activities, see our Annual Report on Form 10-K for the year ended December 31, 2008, Part 1, Item 1 “Supervision and Regulation.”

Legislation

Credit Card

Throughout 2008 and into 2009, Congress focused on a number of areas related to Capital One’s businesses. Seven Congressional hearings were held and numerous legislative proposals introduced on credit card practices. Concurrently, the Federal Reserve Board issued final rules in December 2008 that address many of the same issues raised by legislators. For additional information regarding the Federal Reserve Board’s final rules, see “Regulation of Lending Activities” in our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item 1 “Supervision and Regulation.” The effective date of the regulations is July 1, 2010.

Legislation has been introduced in Congress to codify the Federal Reserve rules and extend limitations to additional credit card practices. Also, in April 2009, President Obama met with executives for the largest credit card issuers including Capital One. Following that meeting the President and Treasury Secretary Geithner called for changes within the credit card industry as discussed below and included in legislation passed by the U.S. House of Representatives.

Legislation introduced by Representative Carolyn Maloney, H.R. 627, passed the House Financial Services Committee and the U.S. House of Representatives in April 2009. The legislation as passed by the House would codify the Federal Reserve rules and, within 90 days after enactment, require issuers to provide 45 days advanced notice on customer account repricings. Additionally, the legislation places limitations on the issuance of credit cards to individuals aged 18-21, requiring income verification and parental cosigners. The bill, as amended on the Floor, also added provisions at the request of the Obama Administration, including an opt-in requirement for fees assessed on over-limit transactions, data collection on interest and fees by the Federal Reserve, payment allocation methodology that requires high to low interest rate application and a 6 month period for all promotional rates. These provisions, other than those related to repricing as described herein, would become effective the earlier of one year after enactment or on July 1, 2010.

In addition, in March 2009 legislation passed the Senate Banking Committee that codifies many of the Federal Reserve rules and also greatly expands the scope, including removing the 30-day late exemption for repricing, adding limits on credit cards for individuals 18-21, limiting interest on fees and requiring a reasonableness standard for the fees, among other provisions. This legislation will be considered by the full U.S. Senate in May, and the scope of the provisions may be expanded. As currently drafted, this legislation would become effective nine months after enactment.

As a result of the overall political environment, new legislation governing the credit card industry appears imminent. Although the Company has not engaged in many of the practices prohibited by the Federal Reserve amendments or the proposed legislation, the additional rules could have a material adverse effect on future revenues in our U.S. credit card business and could reduce the overall returns of our card business and make the card business generally less resilient in future economic downturns.

In 2008, legislation was also introduced to regulate interchange fees. Several hearings were held, but the legislation was not considered by the full House or by the U.S. Senate. An amendment was submitted to the U.S. House of Representatives Committee on Rules to address interchange on H.R. 627; however, it was not among the amendments made in order for Floor debate and therefore was not included in the legislation. It could be raised in the U.S. Senate as credit card practices continue to be debated. Additionally, it is expected this issue will continue to be raised at the state level.

Since 2008, Congress also focused on the housing market, looking at both retrospective and prospective solutions. In July 2008, legislation was enacted to create additional federal backstops and strengthen regulation of the Government Sponsored Enterprises (“GSEs”), including an overhaul of Federal Housing Administration (“FHA”) programs. In March 2009, H.R. 1728, the “Mortgage Reform and Anti-Predatory Lending Act” was introduced in the U.S. House. This legislation was considered and passed by the House Financial Services Committee in April. As passed by the Committee, H.R. 1728 would place a federal duty of care on mortgage originators, lower the threshold for loans covered under the Home Ownership Protection and Equity Act (HOEPA), as well as address assignee liability and require that securitizers retain access to all loans packaged and sold. This legislation is expected to be considered by the U.S. House in May 2009; however, there is no companion legislation currently in the U.S. Senate.

Financial Stability Legislation

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

Under the EESA the Company is subject to increased Congressional scrutiny, including participating in Congressional hearings and investigations and providing reports to the Treasury Department and the Government Accountability Office (“GAO”) as well as other entities created under the EESA to provide additional oversight. Congress has shown a strong interest in directing how the monies and programs under the EESA are managed. To this end, the U.S. House of Representatives has passed legislation addressing a number of terms of the EESA and a number of hearings have been scheduled. Recently Congress passed, and the President signed into law, the American Recovery and Reinvestment Act (“ARRA”), which, among other things, includes additional restrictions for participants in programs under the EESA. Such restrictions include limitations on hiring workers under the H1-B visa program and compliance with new standards to be adopted by the U.S. Treasury relating to the executive compensation practices of participants in programs under the TARP. The ARRA also includes provisions that would allow the Company to redeem the Series A Preferred Stock that it issued to the U.S. Treasury under the CPP using proceeds other than those received from a “qualified equity offering” under certain circumstances and with regulator approval. In addition, it is expected that provisions related to mortgage loans and modifications are likely to be forthcoming. For additional information regarding the Company’s participation in the CPP please see our Annual Report on Form 10-K for the year ended December 31, 2008, Section V, “Management Summary and Business Outlook,” and Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10.”

Housing and Mortgage Lending

Since 2008, Congress also focused on the housing market, looking at both retrospective and prospective solutions. In July 2008, legislation was enacted to create additional federal backstops and strengthen regulation of the Government Sponsored Enterprises (“GSEs”), including an overhaul of Federal Housing Administration (“FHA”) programs. In March 2009, H.R. 1728, the “Mortgage Reform and Anti-Predatory Lending Act” was introduced in the U.S. House. This legislation was considered and passed by the House Financial Services Committee in April. As passed by the Committee, H.R. 1728 would place a federal duty of care on mortgage originators, lower the threshold for loans covered under the Home Ownership Protection and Equity Act (HOEPA), as well as address assignee liability and require that securitizers retain access to all loans packaged and sold. This legislation passed the U.S. House on May 7, 2009 and now goes to the U.S. Senate for consideration; however, no companion legislation has been introduced in the U.S. Senate at this time.

Bankruptcy

There have been several proposals in Congress to modify the bankruptcy laws to permit homeowners at risk of foreclosure to modify their primary mortgages. On October 20, 2008, the President signed the “National Guard and Reservists Debt Relief Act of 2008,” making bankruptcy filings easier for national guardsmen and reservists. Broad bankruptcy legislation also has been introduced in 2009 that could be seen as creating incentives for consumers to choose Chapter 13 bankruptcy as a primary remedy for mortgage related problems, which could lead to an increase in bankruptcy filings. This legislation passed the U.S. House in March; however when it was offered as an amendment to a separate bill in the U.S. Senate, it was defeated. The prospect for the future of this legislative issue appears unlikely without significant changes being made. The Senate sponsor, Senator Dick Durbin, has stated he intends to continue fighting to enact the legislation and will use other available legislative vehicles, including reintroducing the amendment at a later date.

Please see “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges” under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the risks posed to the Company as a result of the current legislative environment.

XI. Enterprise Risk Management

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

3.	The Board of Directors and top management review our aggregate risk position and establish the risk appetite.

For additional information on the Company’s ERM program, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Part I. Item 1, “Enterprise Risk Management.”

XII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31
	2009			2008(4)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$61,305,667	$1,574,879	10.28%	$58,503,795	$1,689,189	11.55%
International	2,987,004	91,360	12.23%	3,776,606	121,595	12.88%

Total consumer loans	64,292,671	1,666,239	10.37%	62,280,401	1,810,784	11.63%
Commercial loans	39,152,459	524,092	5.35%	37,538,466	697,609	7.43%

Total loans held for investment(3)	103,445,130	2,190,331	8.47%	99,818,867	2,508,393	10.05%

Investment Securities	34,209,102	394,780	4.62%	21,210,882	257,741	4.86%

Other
Domestic	6,853,637	58,214	3.40%	5,673,029	104,856	7.39%
International	866,612	4,903	2.26%	1,116,982	8,535	3.06%

Total	7,720,249	63,117	3.27%	6,790,011	113,391	6.68%

Total earning assets(2)	145,374,481	$2,648,228	7.29%	127,819,760	$2,879,525	9.01%
Cash and due from banks(2)	2,240,706			2,109,818
Allowance for loan and lease losses(2)	(4,523,143)			(2,965,050)
Premises and equipment, net(2)	2,474,803			2,306,368
Other(2)	22,886,893			20,189,223
Total assets from discontinued operations	$22,033			$1,834,780

Total assets	$168,475,773			$151,294,899

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$99,478,039	$620,047	2.49%	$72,257,357	$584,971	3.24%
International	1,374,010	11,801	3.44%	1,909,607	25,418	5.32%

Total deposits	100,852,049	631,848	2.51%	74,166,964	610,389	3.29%
Senior and subordinated notes	7,771,343	58,044	2.99%	10,099,878	140,970	5.58%
Other borrowings
Domestic	14,406,427	169,699	4.71%	24,519,871	312,784	5.10%
International	1,290,651	1,886	0.58%	929,369	3,465	1.49%

Total other borrowings	15,697,078	171,585	4.37%	25,449,240	316,249	4.97%

Total interest-bearing liabilities(2)	124,320,470	$861,477	2.77%	109,716,082	$1,067,608	3.89%
Non-interest bearing deposits(2)	11,285,555			10,612,645
Other(2)	5,729,973			4,628,686
Total liabilities from discontinued operations	138,231			1,768,728

Total liabilities	141,474,229			126,726,141
Equity	27,001,544			24,568,758

Total liabilities and equity	$168,475,773			$151,294,899

Net interest spread			4.52%			5.12%

Interest income to average earning assets			7.29%			9.01%
Interest expense to average earning assets			2.37%			3.34%

	Three Months Ended March 31
	2009			2008(4)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Net interest margin			4.92%			5.67%

(1)	Interest income includes past-due fees on loans of approximately $162.0 million and $191.2 million for the three months ended March 31, 2009 and 2008, respectively.
(2)	Based on continuing operations.
(3)	Non-accrual loans are included in their respective loan categories.
(4)	Prior period amounts have been reclassified to confirm with current period presentation.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended March 31, 2009 vs. 2008
	Increase (Decrease)	Change due to(1)
(Dollars in thousands)		Volume	Yield/Rate
Interest Income(2):
Consumer loans
Domestic	$(114,310)	$78,198	$(192,508)
International	(30,235)	(24,396)	(5,839)

Total	(144,545)	57,049	(201,594)
Commercial loans	(173,517)	28,876	(202,393)

Total loans held for investment	(318,062)	88,436	(406,498)
Investment Securities	137,039	150,605	(13,566)
Other
Domestic	(46,642)	18,543	(65,185)
International	(3,632)	(1,683)	(1,949)

Total	(50,274)	13,857	(64,131)

Total interest income	(231,297)	363,851	(595,148)
Interest Expense:
Deposits
Domestic	35,076	188,892	(153,816)
International	(13,617)	(6,012)	(7,605)

Total	21,459	188,098	(166,639)
Senior notes	(82,926)	(27,492)	(55,434)
Other borrowings
Domestic	(143,085)	(120,678)	(22,407)
International	(1,579)	1,028	(2,607)

Total	(144,664)	(110,087)	(34,577)

Total interest expense	(206,131)	129,175	(335,306)

Net interest income	$(25,166)	$232,035	$(257,201)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Based on continuing operations.

TABLE C—MANAGED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended March 31
(Dollars in thousands)	2009			2008
	CCB Acquired Loans(1)	All Other Loans	Total	Total
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$14,915,859	$14,915,859	$10,389,197
International	—	2,387,870	2,387,870	3,219,387

Total credit card	—	17,303,729	17,303,729	13,608,584
Installment loans
Domestic	45,974	9,281,360	9,327,334	10,049,052
International	—	91,754	91,754	295,288

Total installment loans	45,974	9,373,114	9,419,088	10,344,340
Auto loans	228,360	20,676,098	20,904,458	24,580,529
Mortgage loans	8,155,657	10,216,273	18,371,930	11,887,532

Total consumer loans	8,429,991	57,569,214	65,999,205	60,420,985

Commercial loans	875,683	38,652,023	39,527,706	37,935,103

Total reported loans held for investment	9,305,674	96,221,237	105,526,911	98,356,088

Securitization adjustments:
Consumer loans
Credit cards
Domestic	—	35,779,206	35,779,206	39,211,783
International	—	5,590,335	5,590,335	7,469,618

Total credit card	—	41,369,541	41,369,541	46,681,401
Installment loans—Domestic	—	768,977	768,977	1,651,806
Auto loans	—	—	—	48,432

Total consumer loans	—	42,138,518	42,138,518	48,381,639
Commercial loans	—	2,669,565	2,669,565	1,298,801

Total securitization adjustments	—	44,808,083	44,808,083	49,680,440

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$50,695,065	$50,695,065	$49,600,980
International	—	7,978,205	7,978,205	10,689,005

Total credit card	—	58,673,270	58,673,270	60,289,985
Installment loans
Domestic	45,974	10,050,337	10,096,311	11,700,858
International	—	91,754	91,754	295,288

Total installment loans	45,974	10,142,091	10,188,065	11,996,146
Auto loans	228,360	20,676,098	20,904,458	24,628,961
Mortgage loans	8,155,657	10,216,273	18,371,930	11,887,532

Total consumer loans	8,429,991	99,707,732	108,137,723	108,802,624
Commercial loans	875,683	41,321,588	42,197,271	39,233,904

Total managed loans held for investment	$9,305,674	$141,029,320	$150,334,994	$148,036,528

(1)	Represents the acquired loan portfolio from Chevy Chase Bank. Balances and averages included since acquisition date of February 27, 2009.

	Three Months Ended March 31
(Dollars in thousands)	2009			2008
	CCB Acquired Loans(1)	All Other Loans	Total	Total
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$17,148,541	$17,148,541	$11,520,839
International	—	2,882,466	2,882,466	3,453,770

Total credit card	—	20,031,007	20,031,007	14,974,609
Installment loans
Domestic	15,692	9,750,282	9,765,974	9,932,984
International	—	104,538	104,538	322,836

Total installment loans	15,692	9,854,820	9,870,512	10,255,820
Auto loans	77,474	21,113,364	21,190,838	24,936,521
Mortgage loans	2,741,294	10,459,020	13,200,314	12,113,451

Total consumer loans	2,834,460	61,458,211	64,292,671	62,280,401
Commercial loans	315,472	38,836,987	39,152,459	37,538,466

Total reported loans held for investment	3,149,932	100,295,198	103,445,130	99,818,867

Securitization adjustments:
Consumer loans
Credit cards
Domestic	—	35,119,741	35,119,741	39,282,460
International	—	5,396,194	5,396,194	7,597,418

Total credit card	—	40,515,935	40,515,935	46,879,878
Installment loans—Domestic	—	849,109	849,109	1,804,799
Auto loans	—	—	—	92,053

Total consumer loans	—	41,365,044	41,365,044	48,776,730

Commercial loans	—	2,574,642	2,574,642	1,123,901
Total securitization adjustments	—	43,939,686	43,939,686	49,900,631

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$52,268,282	$52,268,282	$50,803,299
International	—	8,278,660	8,278,660	11,051,188

Total credit card	—	60,546,942	60,546,942	61,854,487
Installment loans
Domestic	15,692	10,599,391	10,615,083	11,737,783
International	—	104,538	104,538	322,836

Total installment loans	15,692	10,703,929	10,719,621	12,060,619
Auto loans	77,474	21,113,364	21,190,838	25,028,574
Mortgage loans	2,741,294	10,459,020	13,200,314	12,113,451

Total consumer loans	2,834,460	102,823,255	105,657,715	111,057,131
Commercial loans and small business	315,472	41,411,629	41,727,101	38,662,367

Total managed loans held for investment	$3,149,932	$144,234,884	$147,384,816	$149,719,498

(1)	Represents the acquired loan portfolio from Chevy Chase Bank. Balances and averages included since acquisition date of February 27, 2009.

TABLE D—COMPOSITION OF REPORTED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended March 31
	2009				2008
(Dollars in thousands)	CCB Acquired Loans	All Other Loans	Total Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$8,429,991	$57,569,214	$65,999,205	62.54%	$60,420,985	61.43%
Commercial loans	875,683	38,652,023	39,527,706	37.46%	37,935,103	38.57%

Total	$9,305,674	$96,221,237	$105,526,911	100.00%	$98,356,088	100.00%

TABLE E—DELINQUENCIES

Table E shows loan delinquency trends for the periods presented on a reported and managed basis.

	Three Months Ended March 31
	2009		2008
(Dollars in thousands)	Loans(2)	% of Loans	Loans	% of Loans
Reported(1) :
Loans held for investment	$96,221,237	100.00%	$98,356,088	100.00%
Loans delinquent:
30-59 days	1,944,068	2.02%	1,742,379	1.77%
60-89 days	918,384	0.95%	722,409	0.74%
90-119 days	553,802	0.58%	415,970	0.42%
120-149 days	226,318	0.24%	177,070	0.18%
150 or more days	191,597	0.20%	148,896	0.15%

Total	$3,834,169	3.99%	$3,206,724	3.26%

Loans delinquent by geographic area:
Domestic	3,670,050	3.92%	3,098,222	3.27%
International	164,119	6.62%	108,502	3.09%
Managed(1):
Loans held for investment	$141,029,320	100.00%	$148,036,528	100.00%
Loans delinquent:
30-59 days	2,563,323	1.82%	2,343,876	1.58%
60-89 days	1,428,214	1.01%	1,168,584	0.79%
90-119 days	1,013,881	0.72%	805,639	0.55%
120-149 days	616,809	0.44%	515,608	0.35%
150 or more days	523,392	0.37%	434,980	0.29%

Total	$6,145,619	4.36%	$5,268,687	3.56%

Loans delinquent by geographic area(2):
Domestic	$5,608,729	4.22%	$4,674,526	3.41%
International	$536,890	6.65%	$594,161	5.41%

(1)	Includes non-accrual consumer auto loans of $109.9 million and $108.6 million as of March 31, 2009 and 2008, respectively.
(2)	Excludes the acquired loan portfolio from Chevy Chase Bank as these loans are considered performing under SFAS 141(R) and/or SOP 03-3. As of March 31, 2009 the acquired loan portfolio’s contractual 30+ day delinquencies total $320.4 million.

TABLE F: NET CHARGE-OFFS

	Three Months Ended March 31
(Dollars in thousands)	2009	2008
Reported:
Average loans held for investment(1)	$100,295,198	$99,818,867
Net charge-offs(2)	1,137,787	767,134
Net charge-offs as a percentage of average loans held for investment	4.54%	3.07%

Managed:
Average loans held for investment(1)	$144,234,884	$149,719,498
Net charge-offs(2)	1,990,607	1,482,274
Net charge-offs as a percentage of average loans held for investment	5.52%	3.96%

Acquired Loan Portfolio:
Average loans held for investment	$3,149,932
Net charge-offs	41,299
Net charge-offs as a percentage of average loans held for investment	5.24%

Credit Mark:
Balance beginning of period—February 27, 2009	$2,205,854
Less: net charge-offs on acquired portfolio	41,299

Balance end of period	$2,164,555

(1)	Excludes average Chevy Chase Bank acquired loan portfolio of $3.1 billion.
(2)	Charge-offs exclude net charge-offs of $41.3 million on the Chevy Chase Bank acquired loan portfolio. Charge-offs on the Chevy Chase Bank acquired loan portfolio are applied against the credit mark established under FAS 141(R) upon acquisition.

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

	As of March 31
(Dollars in thousands)	2009	2008
Nonperforming assets:
Nonperforming loans held for investment(1):
Commercial lending
Commercial and multi-family real estate	$251,595	$58,520
Middle market	52,080	32,190
Specialty lending	40,545	6,520

Total commercial lending	344,220	97,230
Small ticket commercial real estate	199,090	45,890
Small business lending	82,235	37,860
Consumer—auto	109,940	108,612
Consumer—real estate	207,532	121,674
Consumer—other	11,045	6,004

Total nonperforming loans held for investment(2)	954,062	417,270
Foreclosed property(4)	270,951	63,686
Repossessed assets	38,483	49,136

Total nonperforming assets	$1,263,496	$530,092

Nonperforming loans as a percentage of loans held for investment(3):	0.99%	0.42%
Nonperforming assets as a percentage of loans held for investment(3):	1.31%	0.54%

(1)	Our policy is not to classify credit card loans as nonperforming loans.
(2)	Excludes loans acquired with Chevy Chase Bank and previously considered nonperforming of $941.6 million as these loans have been recorded at fair value and are considered performing in accordance with SFAS 141(R) and/or SOP 03-3.
(3)	Excludes the acquired loan portfolio of Chevy Chase Bank of $9.3 billion.
(4)	The acquisition of Chevy Chase Bank added $185.2 million to foreclosed property.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Three Months Ended March 31
(Dollars In Thousands)	2009	2008
Balance at beginning of period	$4,523,960	$2,963,000
Provision for loan and lease losses:
Domestic	1,215,938	1,033,982
International	63,199	45,090

Total provision for loan and lease losses(1)	1,279,137	1,079,072

Other(1)	(17,279)	(1,583)
Charge-offs:
Consumer loans:
Domestic	(1,055,616)	(753,429)
International	(68,082)	(63,148)

Total consumer loans	(1,123,698)	(816,577)
Commercial loans	(207,017)	(120,664)

Total charge-offs	(1,330,715)	(937,241)

Principal recoveries:
Consumer loans
Domestic	167,896	138,425
International	12,972	15,838

Total consumer loans	180,868	154,263
Commercial loans	12,060	15,844

Total principal recoveries	192,928	170,107

Net charge-offs(2)	(1,137,787)	(767,134)

Balance at end of period	$4,648,031	$3,273,355

Allowance for loan and lease losses to loans held for investment at end of period(2)	4.84%	3.33%

Allowance for loan and lease losses by geographic distribution:
Domestic	$4,451,288	$3,070,165
International	196,743	203,190

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$3,379,783	$2,444,913
International	196,743	203,190

Total consumer loans	3,576,526	2,648,103
Commercial loans	1,071,505	625,252

Allowance for loan and lease losses(2)	$4,648,031	$3,273,355

(1)	The Company recorded an increase in the unfunded commitment reserve of $13.2 million during the first quarter of 2009. This reserve is included in the provision for loan and lease losses on the income statement and in other liabilities on the balance sheet; as such it is subtracted from the allowance for loan and lease losses recalculation as reflected in the Other line item.
(2)	Excludes Chevy Chase Bank acquired loan portfolio as charge-offs on that portfolio are applied against the credit mark. See Table F for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under our Annual Report on Form 10-K for the year ended December 31, 2008, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended March 31, 2009.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). These disclosure controls and procedures are the responsibility of the Company’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

(b) Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part 2. Other Information

Item 1.	Legal Proceedings

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Consolidated Financial Statements—Note 12—Commitments, Contingencies and Guarantees.”

Item 1A.	Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2008, Item 1A “Risk Factors” for a summary of our risk factors. Refer also to the discussion below which supplements and modifies our discussion of risk factors in our Form 10-K for the year ended December 31, 2008.

The Current Business Environment, Including the Current Economic Downturn, May Adversely Affect Our Industry, Business, Results Of Operations And Capital Levels

The current global recession has resulted in a general tightening in the credit markets, lower levels of liquidity, reduced asset values (including residential and commercial properties), reduced business profits, increased rates of business and consumer delinquency, and increased rates of consumer bankruptcy, some of which have had a negative impact on our results of operation. Furthermore, the economy continues to deteriorate at a more rapid pace than previously predicted. Continued economic weakness, including continuing increases in the unemployment rate and declining home prices, may hurt our financial performance as customers default on their loans or maintain lower deposit levels, or in the case of credit card accounts, carry lower balances and reduce credit card purchase activity. A prolonged global recession could have a material adverse effect on our financial condition and results of operations.

Furthermore, dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn, have caused many financial institutions to turn to the government for extraordinary financial assistance, to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of credit counterparties, many lenders and institutional investors have reduced or eliminated their funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our access to capital and financial condition.

In particular, we may face the following risks in connection with these events:

•

Market developments may affect consumer confidence levels and may cause declines in credit card usage and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could have a negative impact on our results of operations. In addition, changes in consumer behavior, including decreased consumer spending and a shift in consumer payment strategies towards avoiding late fees, over-limit fees, finance charges and other fees, could have an adverse impact on our revenues.

•	Continued increases in consumer bankruptcies could cause increases in our charge-off rates, which could have a negative impact on our revenues.

•	Our ability to recover debt that we have previously charged-off may be limited, which could have a negative impact on our revenues.

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

Compliance With New And Existing Laws And Regulations May Increase Our Costs, Reduce our Revenue, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges

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

In addition, the Federal Reserve Board recently passed amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending), effective July 1, 2010, which limit or prohibit certain credit card practices and require increased disclosures for consumers. Among other things, the rules would prohibit an increase in the interest rates applied to existing credit card balances except in limited circumstances and prohibit the use of payment allocation methods that maximize interest charges.

In addition, legislation has been introduced in the House and Senate that would codify the Federal Reserve rules as well as extend limitations to additional practices. In addition, the Obama Administration has called for changes with respect to the credit card industry, including changes to the House and Senate legislation to include additional restrictions. Among other things, the additional provisions under consideration would create limits on the imposition and amount of certain fees, including late and over-limit fees, as well as further restrictions on the ability of issuers to change any terms of the credit card account prior to the expiration of the card.

As a result of the overall political environment, new legislation governing the credit card industry appears imminent. Although the Company has not engaged in many of the practices prohibited by the Federal Reserve amendments or the proposed legislation, the additional rules could have a material adverse effect on future revenues in our U.S. credit card business and could reduce the overall returns of our card business and make the card business generally less resilient in future economic downturns.

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

In April 2008, the Financial Accounting Standards Board (“FASB”) voted to eliminate Qualifying Special Purpose Entities (“QSPEs”) from the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This change could have a significant impact on the Company’s consolidated financial statements because the Company could lose sales treatment for assets previously sold to a QSPE, as well as for future sales, and could be required to hold additional assets on its balance sheet and comply with increased regulatory capital requirements. As of March 31, 2009, the Company had approximately $44.8 billion of credit card receivables held by QSPEs. While compliance with such additional capital requirements would not require us to raise either common equity or any other form of Tier 1 capital, the

Company may have to increase its allowance for loan and lease losses to account for potential losses with respect to any additional assets on its balance sheet. If the Company were to increase its allowance for loan and lease losses, it could have a negative impact on the Company’s financial results.

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

Laws and regulations, and any interpretations and applications with respect thereto, generally are intended to benefit consumers, borrowers and depositors, not shareholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth and capital levels. In addition, some of these new laws and regulations may cause our securitization transactions to amortize earlier than scheduled or increase certain capital requirements. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the laws and regulations to which we are subject, please refer to Supervision and Regulation in Item 1.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Amount that May Yet Be Purchased Under the Plan or Program
January 1-31, 2009	—	—	—	$2,000,000
February 1-28, 2009	78,378	$9.58	—	$2,000,000
March 1-31, 2009	163,167	$13.51	—	$2,000,000

Total	241,545		—

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Corporation’s 2009 Annual Meeting of Stockholders was held on April 23, 2009.

(b) The following directors were elected at such meeting:

Richard D. Fairbank

E.R. Campbell

Bradford H. Warner

Stanley Westreich

The following directors will also continue in their office after such meeting:

W. Ronald Dietz

Patrick W. Gross

Ann Fritz Hackett

Lewis Hay, III

Pierre E. Leroy

Mayo Shattuck, III

(c) The following matters were voted upon at such meeting:

Election of Directors	Votes For	Votes Against	Abstain
Richard D. Fairbank	315,918,435	20,289,357	543,707
E.R. Campbell	315,884,283	20,339,271	527,945
Bradford H. Warner	319,050,502	17,175,182	525,814
Stanley Westreich	313,932,180	22,310,335	508,985

Item	Votes For	Votes Against	Abstain	Broker Non-Votes
Ratification of the Selection of Ernst & Young LLP as Independent Auditors of the Company for 2009	331,771,991	4,621,718	357,791	—
Approval and Adoption of Capital One’s Second Amended and Restated 2004 Stock Incentive Plan	249,888,555	40,651,299	595,161	45,616,485
Advisory Approval of Capital One’s Named Executive Officer Compensation	312,754,212	22,806,760	1,190,528	—

Vote based on common shares outstanding of 392,008,982 at February 23, 2009.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 12, 2006, between Capital One Financial Corporation and North Fork Bancorporation (incorporated by reference to the Corporation’s Report on Form 8-K, filed on March 16, 2006).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended October 30, 2008) (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed November 3, 2008).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K.

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.5	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.6	Specimen of Floating Rate Senior Note, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.7	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.8	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.3	Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

Exhibit No.	Description
4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York, as institutional trustee, The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.7.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1	Amendments to Processing Services Agreement, effective October 31, 2008, between the Corporation and Total System Services, Inc. (confidential treatment requested for portions of these amendments) (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending September 30, 2008.)

10.2*	Form of Employment Agreement between Capital One Financial Corporation and its named executive officers.

10.3*	Employment Agreement between Capital One Financial Corporation and Lynn Pike.

Exhibit No.	Description
31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

*	Indicates a document being filed with this Form 10-Q.
**	Information in this 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: May 8, 2009	By:	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer