Form 10-Q
period 2009-06-30
CAPITAL ONE FINANCIAL CORP
filed 2009-08-10
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009.

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

As of July 31, 2009 there were 454,964,553 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

June 30, 2009

Part 1. Financial Information

Item 1.	Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)

	June 30, 2009	December 31, 2008
Assets:
Cash and due from banks	$3,001,944	$2,047,839
Federal funds sold and resale agreements	603,564	636,752
Interest-bearing deposits at other banks	1,166,419	4,806,752

Cash and cash equivalents	4,771,927	7,491,343
Securities available for sale	37,667,165	31,003,271
Securities held to maturity	87,545	—
Mortgage loans held for sale	319,975	68,462
Loans held for investment	101,073,629	101,017,771
Less: Allowance for loan and lease losses	(4,481,827)	(4,523,960)

Net loans held for investment	96,591,802	96,493,811
Accounts receivable from securitizations	5,219,968	6,342,754
Premises and equipment, net	2,824,785	2,313,106
Interest receivable	951,201	827,909
Goodwill	13,381,056	11,964,487
Other	10,095,883	9,408,309

Total assets	$171,911,307	$165,913,452

Liabilities:
Non-interest-bearing deposits	$12,603,548	$11,293,852
Interest-bearing deposits	104,120,642	97,326,937

Total deposits	116,724,190	108,620,789
Senior and subordinated notes	10,092,619	8,308,843
Other borrowings	13,260,589	14,869,648
Interest payable	659,784	676,398
Other	5,844,549	6,825,341

Total liabilities	146,581,731	139,301,019

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, zero and 3,555,199 issued or outstanding as of June 30, 2009 and December 31, 2008, respectively	—	3,096,466
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 501,853,170 and 438,434,235 issued as of June 30, 2009 and December 31, 2008, respectively	5,019	4,384
Paid-in capital, net	18,891,334	17,278,102
Retained earnings	10,001,299	10,621,164
Cumulative other comprehensive loss	(398,779)	(1,221,796)
Less: Treasury stock, at cost; 46,911,870 and 46,637,241 shares as of June 30, 2009 and December 31, 2008, respectively	(3,169,297)	(3,165,887)

Total stockholders’ equity	25,329,576	26,612,433

Total liabilities and stockholders’ equity	$171,911,307	$165,913,452

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Interest Income:
Loans held for investment, including past-due fees	$2,233,808	$2,297,709	$4,424,139	$4,806,102
Investment securities	412,845	281,084	807,625	538,825
Other	67,982	113,064	131,099	226,455

Total interest income	2,714,635	2,691,857	5,362,863	5,571,382

Interest Expense:
Deposits	555,579	592,576	1,187,427	1,202,965
Senior and subordinated notes	57,113	114,797	115,157	255,767
Other borrowings	155,357	256,728	326,942	572,977

Total interest expense	768,049	964,101	1,629,526	2,031,709

Net interest income	1,946,586	1,727,756	3,733,337	3,539,673
Provision for loan and lease losses	934,038	829,130	2,213,175	1,908,202

Net interest income after provision for loan and lease losses	1,012,548	898,626	1,520,162	1,631,471

Non-Interest Income:
Servicing and securitizations	362,416	834,740	816,053	1,917,802
Service charges and other customer-related fees	491,763	524,209	997,888	1,098,270
Mortgage servicing and other	13,163	16,552	36,543	51,807
Interchange	126,702	132,730	266,793	284,632
Net impairment losses recognized in earnings(1)	(10,031)	—	(10,394)	—
Other	247,674	114,085	215,138	326,283

Total non-interest income	1,231,687	1,622,316	2,322,021	3,678,794

Non-Interest Expense:
Salaries and associate benefits	633,819	578,572	1,188,250	1,189,852
Marketing	133,970	288,100	296,682	585,893
Communications and data processing	194,578	195,102	393,682	382,345
Supplies and equipment	128,483	131,937	247,383	262,868
Occupancy	114,885	80,137	215,136	168,217
Restructuring expense	43,374	13,560	61,001	66,319
Other	672,647	532,193	1,264,714	986,384

Total non-interest expense	1,921,756	1,819,601	3,666,848	3,641,878

Income (loss) from continuing operations before income taxes	322,479	701,341	175,335	1,668,387
Income tax (benefit) provision	92,278	238,843	32,055	573,334

Income (loss) from continuing operations, net of tax	230,201	462,498	143,280	1,095,053
Loss from discontinued operations, net of tax	(5,998)	(9,593)	(30,956)	(93,644)

Net income (loss)	$224,203	$452,905	$112,324	$1,001,409

Net income (loss) available to common shareholders	$(275,515)	$452,905	$(451,584)	$1,001,409

Basic earnings per common share:
Income (loss) from continuing operations	$(0.64)	$1.24	$(1.03)	$2.95
Loss from discontinued operations	(0.01)	(0.03)	(0.08)	(0.25)

Net income (loss)	$(0.65)	$1.21	$(1.11)	$2.70

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.64)	$1.24	$(1.03)	$2.94
Loss from discontinued operations	(0.01)	(0.03)	(0.08)	(0.25)

Net income (loss)	$(0.65)	$1.21	$(1.11)	$2.69

Dividends paid per common share	$0.05	$0.375	$0.425	$0.75

(1)	Total other-than-temporary impairment losses for the three and six months ended June 30, 2009 are $159.2 million and $159.6 million, respectively. The portion of loss recognized in other comprehensive income (before taxes) is $149.2 million for both the three and six months ended June 30, 2009.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2007	419,224,900	$4,192	$—	$15,860,490	$11,267,568	$315,248	$(3,153,386)	$24,294,112
Adjustment to initially apply the measurement date provision of FAS 158, net of income tax benefit of $317	—	—	—		572	(1,161)		(589)
Comprehensive income:
Net income	—	—	—	—	1,001,409	—	—	1,001,409
Other comprehensive income (loss), net of income tax:
Unrealized losses on securities, net of income tax benefit of $82,865	—	—	—	—	—	(153,892)	—	(153,892)
Defined benefit pension plans, net of income tax benefit of $1,388	—	—	—	—	—	(2,730)	—	(2,730)
Foreign currency translation adjustments	—	—	—	—	—	(29,358)	—	(29,358)
Unrealized loss on cash flow hedging instruments, net of income tax benefit of $810	—	—	—	—	—	(1,504)	—	(1,504)

Other comprehensive income	—	—	—	—	—	(187,484)	—	(187,484)

Comprehensive income	—	—	—	—	—	—	—	813,925
Cash dividends—Common stock $0.75 per share	—	—	—	—	(280,671)	—	—	(280,671)
Purchase of treasury stock	—	—	—	—	—	—	(11,662)	(11,662)
Issuances of common stock and restricted stock, net of forfeitures	1,493,355	15	—	18,561	—	—	—	18,576
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,580,365	16	—	47,259	—	—	—	47,275
Compensation expense for restricted stock awards and stock options	—	—	—	37,349	—	—	—	37,349
Allocation of ESOP shares	—	—	—	3,150	—	—	—	3,150

Balance, June 30, 2008	422,298,620	4,223	—	15,966,809	11,988,878	126,603	(3,165,048)	24,921,465

Balance, December 31, 2008	438,434,235	$4,384	$3,096,466	$17,278,102	$10,621,164	$(1,221,796)	$(3,165,887)	$26,612,433
Comprehensive income:
Net income	—	—	—	—	112,324	—	—	112,324
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income taxes of $294,504	—	—	—	—	—	583,442	—	583,442
Defined benefit pension plans, net of net income tax benefit of $326	—	—	—	—	—	(586)	—	(586)
Foreign currency translation adjustments	—	—	—	—	—	184,359	—	184,359
Unrealized gains in cash flow hedging instruments, net of income taxes of $37,223	—	—	—	—	—	55,802	—	55,802

Other comprehensive income (loss)	—	—	—	—	—	823,017	—	823,017

Comprehensive income (loss)	—	—	—	—	—	—	—	935,341
Cash dividends-Common stock $0.425 per share	—	—	—	—	(168,281)	—	—	(168,281)
Cash dividends-Preferred stock 5% per annum	—	—	(22,714)	—	(82,461)	—	—	(105,175)
Purchase of treasury stock	—	—	—	—	—	—	(3,410)	(3,410)
Issuances of common stock and restricted stock, net of forfeitures	60,856,434	609	—	1,521,930	—	—	—	1,522,539
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,900	—	—	(1,558)	—	—	—	(1,558)
Accretion of preferred stock discount	—	—	33,554	—	(33,554)	—	—	—
Redemption of preferred stock	—	—	(3,107,306)	—	(447,893)	—	—	(3,555,199)
Compensation expense for restricted stock awards and stock options	—	—	—	60,797	—	—	—	60,797
Issuance of common stock for acquisition	2,560,601	26	—	30,830	—	—	—	30,856
Allocation of ESOP shares	—	—	—	1,233	—	—	—	1,233

Balance, June 30, 2009	501,853,170	$5,019	$—	$18,891,334	$10,001,299	$(398,779)	$(3,169,297)	$25,329,576

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Income from continuing operations, net of tax	$143,280	$1,095,053
Loss from discontinued operations, net of tax	(30,956)	(93,644)

Net Income	112,324	1,001,409
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	2,213,175	1,908,202
Depreciation and amortization, net	381,586	361,133
Gains on sales of securities available for sale	(57,209)	(12,790)
Gain on sales of auto loans	—	(2,125)
Gain on repurchase of senior notes	—	(53,289)
Mortgage loans held for sale:
Transfers and originations	(814,804)	(1,247,090)
Loss (Gain) on sales	399	(21,158)
Proceeds from sales	794,382	1,479,198
Stock plan compensation expense	58,108	44,854
Changes in assets and liabilities:
(Increase) Decrease in interest receivable	(123,292)	60,722
Decrease (Increase) in accounts receivable from securitizations	1,122,786	(584,027)
Decrease (Increase) in other assets	1,404,549	(328,525)
Decreases in interest payable	(16,614)	(10,120)
Decreases in other liabilities	(1,924,554)	(72,984)
Net cash used in operating activities attributable to discontinued operations	(10,463)	(19,640)

Net cash provided by operating activities	3,140,373	2,503,770

Investing Activities:
Purchases of securities available for sale	(11,925,539)	(11,277,343)
Proceeds from maturities of securities available for sale	4,414,252	3,559,824
Proceeds from sales of securities available for sale	3,057,351	2,266,004
Proceeds from securitizations of loans	7,049,716	4,993,667
Net decrease in loans held for investment	(698,862)	(2,212,015)
Principal recoveries of loans previously charged off	401,640	333,172
Additions of premises and equipment, net	(175,870)	(203,047)
Net payment for companies acquired	(448,151)	—
Net cash provided by investing activities attributable to discontinued operations	301	11,683

Net cash provided by (used in) investing activities	1,674,838	(2,528,055)

Financing Activities:
Net (decrease) increase in deposits	(5,453,238)	9,645,884
Net decreases in other borrowings	(2,611,953)	(7,518,432)
Maturities of senior notes	(417,539)	(1,118,694)
Repurchases of senior notes	—	(1,064,597)
Redemptions of acquired company debt and noncontrolling interest	(464,915)	—
Issuance of senior notes	1,000,000	—
Issuance of subordinated notes	1,500,000	—
Redemption of preferred stock	(3,555,199)	—
Purchases of treasury stock	(3,410)	(11,662)
Dividends paid-common stock	(168,281)	(280,671)
Dividends paid-preferred stock	(105,175)	—
Net proceeds from issuances of common stock	1,523,772	21,726
Proceeds from share based payment activities	(1,558)	47,275
Net cash (used in) provided by financing activities attributable to discontinued operations	(3,448)	6,662

Net cash used in financing activities	(8,760,944)	(272,509)

Net decreases in cash and cash equivalents	(3,945,733)	(296,794)
Cash and cash equivalents at beginning of year	7,491,343	4,821,409
Cash and cash equivalents of acquired companies	1,226,317	—

Cash and cash equivalents at end of period	$4,771,927	$4,524,615

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

On July 30, 2009 the Company merged Chevy Chase Bank, F.S.B. with and into CONA.

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

QSPEs QSPEs are passive entities that are commonly used in mortgage, credit card, auto and installment loan securitization transactions. SFAS 140 establishes the criteria an entity must satisfy to be a QSPE which includes restrictions on the types of assets a QSPE may hold, limits on repurchase of assets, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise to collect receivables. SPEs that meet the criteria for QSPE status are not required to be consolidated. The Company uses the QSPE model to conduct off-balance sheet securitization activities. See Note 14 for more information on the Company’s off-balance sheet securitization activities.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166, An Amendment of FASB Statement No. 140 (“SFAS 166”), and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), to variable interest entities that are qualifying special-purpose entities. SFAS 167 retains the scope of FIN 46R with the addition of entities previously considered qualifying special-purpose entities. SFAS 166 and SFAS 167 are effective for the Company’s annual reporting period beginning January 1, 2010. The adoption of SFAS 166 and SFAS 167 could have a significant impact on the Company’s consolidated financial statements because the Company expects it will be required to consolidate at least some of its special purpose entities to which pools of loan receivables have been transferred in transactions previously qualifying as sales. Holding more of these assets on the Company’s balance sheet may require it to take various actions, including raising additional capital, in order to meet regulatory capital requirements. Such capital may not be available on terms favorable to the Company, if at all, and could have a negative impact on the Company’s financial results. As of June 30, 2009, the Company had approximately $44.5 billion of credit card receivables held by QSPEs.

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

The Company, in the ordinary course of business, has involvement with or retains interests in VIEs in connection with some of its securitization activities, servicing activities and the purchase or sale of mortgage-backed and other asset-backed securities in connection with its investment portfolio. The Company also makes loans to VIEs that hold debt, equity, real estate or other assets. In certain instances, the Company provides guarantees to VIEs or holders of variable interests in VIEs. See Note 11—Mortgage Servicing Rights; Note 14—Securitizations; Note 15—Commitments, Contingencies and Guarantees; and Note 16—Other Variable Interest Entities for more detail on the Company’s involvement and exposure related to non-consolidated VIEs.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the Consolidated Balance Sheets and in the operating section of the Statements of Cash Flows as increases (decreases) of other assets and other liabilities. The Company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under netting arrangements. As of June 30, 2009 the Company had recorded $310.0 million for the right to reclaim cash collateral and $355.1 million for the obligation to return cash collateral under master netting arrangements.

Loans Acquired

Loans acquired in connection with acquisitions are accounted for under SFAS 141(R), Business Combinations (“SFAS 141(R)”) or Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) if the loan has experienced a deterioration of credit quality at the time of acquisition. Under both statements, acquired loans are recorded at fair value and the carry-over of the related allowance for loan and lease losses is prohibited. Fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. During the evaluation of whether a loan was considered impaired under SOP 03-3 or performing under SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation or stated income loans, interest only, or negative amortization features), the geographic location of the borrower or collateral, the loan-to-value ratio and the risk rating assigned to the loans. Based on the criteria, the Company considered the entire option arm portfolio to be impaired and accounted for under SOP 03-3. Portions of the commercial loan portfolio, HELOC portfolio and the fixed mortgage portfolio were also considered impaired.

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

Securities Available for Sale

The Company considers debt securities in its investment portfolio as available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. The fair value of securities is based on quoted market prices, or if quoted market prices are not available, then the fair value is estimated using the quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method. The Company evaluates its unrealized loss positions for impairment in accordance with SFAS 115, as amended by FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. As such, when there is other-than-temporary impairment, the Company recognizes credit related impairments in earnings while other impairments are recorded in other comprehensive income. See Note 6 for additional details.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws.

The Company recorded income tax expense of $92.3 million and $32.1 million for the three and six months period ended June 30, 2009. The related effective income tax rates were 28.6% and 18.3% for the three month and six month periods ended June 30, 2009, respectively, compared to 34.1% and 34.4% for the same periods in the prior year. The decrease in tax rates were primarily due to increases in affordable housing tax credits and new market tax credits as well as the impact of other permanent differences, including tax-exempt interest relative to the lower net income before tax in 2009.

Recent Accounting Pronouncements

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification will be effective for interim and annual periods ending after September 15, 2009. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The initial adoption of the FASB’s Accounting Standards Codification will not have an impact on the consolidated earnings or financial position of the Company because it only amends the referencing to existing accounting standards.

On June 12, 2009, the FASB issued SFAS No. 167, Determining Amendments to FASB Interpretation No. 46(R), which provides additional guidance on how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 will be effective for interim and annual reporting periods beginning after November 15, 2009, and early adoption is prohibited. On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 will be effective for interim and annual reporting periods beginning after November 15, 2009, and early adoption is prohibited.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosing events that occur after the balance sheet date, but prior to the issuance of financial statements. The Statement requires companies to disclose subsequent events as defined within SFAS 165 and disclose the date through which subsequent events have been evaluated. The Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 occurred during the second quarter of 2009 and did not have a material effect on consolidated earnings or financial position of the Company. See Note 17 for additional details.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Whether a Market Is Not Active and a Transaction is Not Distressed (“FSP 157-4”), which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements (“SFAS 157”). The adoption of FSP 157-4 occurred during the second quarter of 2009, and did not have a material effect on the consolidated earnings and financial position of the Company.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2 and FAS 124-2”), which eliminates the Company’s requirement to assert its intent and ability to hold an investment until its forecasted recovery to avoid recognizing an impairment loss. The FSP requires the Company to recognize an other-than-temporary impairment when the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery. Credit related impairments are recorded in income while other impairments are recorded in other comprehensive income. FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 and FAS 124-2 occurred during the second quarter of 2009. See Note 6 for additional detail.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”), which will require the Company to include fair value disclosures of financial instruments for each interim and annual period that financial statements are prepared. FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 occurred during the second quarter of 2009, and did not have a material effect on the consolidated earnings and financial position of the Company because it only amends the disclosure requirements. See Note 7 for additional details.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets“ (“FSP EITF 99-20”). The FSP was issued to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,“ (“SFAS 115”) and other related guidance. FSP EITF 99-20 emphasizes that any other-than-temporary impairment resulting from the application of SFAS 115 or EITF 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. FSP EITF 99-20 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20 did not have impact on consolidated earnings or financial position of the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.“ The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share“ (“SFAS 128”). The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of FSP EITF 03-6-1 did not have a material effect on our results of operations or earnings per share.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“ (“FIN 45”) to exclude credit derivative instruments accounted for at fair value under SFAS 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The adoption of FSP FAS 133-1 did not have a material impact on the consolidated earnings or financial position of the Company. FIN 45-4 only requires additional disclosures concerning guarantees, which did not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements. See Note 15 for additional detail.

Effective January 1, 2008, the Company adopted SFAS 157 for all financial assets and liabilities measured at fair value; and for nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The initial adoption of SFAS 157 did not have a material impact on the consolidated earnings and financial position of the Company. There are no material assets or liabilities recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS 157. See Note 7 for additional detail.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (“SFAS 161”). This Statement changes the disclosure requirements for derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS 161 did not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements for derivatives and hedged items. See Note 13 for derivatives disclosures under SFAS 161.

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

In December 2007, the FASB issued SFAS No. 141(R), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement replaces SFAS 141, Business Combinations. It retains the fundamental requirements in SFAS 141; however, the scope is broader than that of SFAS 141 by applying to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions, thereby replacing SFAS 141’s cost-allocation process. This Statement also changes the requirements for recognizing acquisition related costs, restructuring costs, and assets acquired and liabilities assumed arising from contingencies. It also changes the accounting for step acquisitions. The Company applied the provisions of SFAS 141(R) to the Chevy Chase Bank acquisition.

Note 2

Acquisitions

Chevy Chase Bank

On February 27, 2009, the Company acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash with a total value of $475.9 million. Under the terms of the stock purchase agreement, Chevy Chase Bank common shareholders received $445.0 million in cash and 2.56 million shares of Capital One common stock. In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net credit mark estimated at the time the deal was signed, the Company will share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “earn-out”). As of June 30, 2009, the Company has not recognized a liability associated with the earn-out as given our expectations for credit losses on the portfolio the Company does not expect to make any payments under the earn-out. The maximum payment under the earn-out is $300.0 million and would occur after December 31, 2013. Subsequent to the closing of the acquisition all of the outstanding shares of preferred stock of Chevy Chase Bank and the subordinated debt of its wholly-owned REIT subsidiary, were redeemed. This acquisition improves the Company’s core deposit funding base, increases readily available and committed liquidity, adds additional scale in bank operations, and brings a strong customer base. Chevy Chase Bank’s results of operations are included in the Company’s results after the acquisition date of February 27, 2009.

The Chevy Chase Bank acquisition is being accounted for under the acquisition method of accounting in accordance with SFAS 141(R). Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Chevy Chase Bank acquisition date, as summarized in the following table. Preliminary goodwill of $1.4 billion is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created through the scale, operational and product enhancement benefits that will result from combining the operations of the two companies. During the second quarter of 2009, the Company continued the analysis of the fair values and purchase price allocation of

Chevy Chase Bank’s assets and liabilities. The Company recorded an increase to goodwill of $291.1 million as a result. The change was predominantly related to a reduction in the fair value of net loans, offset by a corresponding change in deferred tax assets. The Company has not finalized the analysis and still considers goodwill to be preliminary, except as it relates to deposits and borrowings. The fair value of the noncontrolling interest was calculated based on the redemption price of the interests, as well as any accrued but unpaid dividends. The shares of preferred stock of Chevy Chase Bank have been redeemed as noted above, and therefore, there is no longer a noncontrolling interest.

	Original Allocation	Adjustments	Revised Allocation
Costs to acquire Chevy Chase Bank:
Cash consideration paid	$445,000		$445,000
Capital One common stock issued (2,560,601 shares)	30,855		30,855
Fair value of contingent consideration	—		—
Transfer taxes paid on behalf of Chevy Chase Bank	3,151		3,151

Total consideration paid for Chevy Chase Bank	$479,006		$479,006
Fair value of noncontrolling interest	283,900		283,900

Fair value of Chevy Chase Bank	$762,906		$762,906

Chevy Chase Bank’s net assets at fair value:
Chevy Chase Bank’s stockholders’ equity at February 27, 2009	641,537		641,537
Elimination of Chevy Chase Bank’s intangible assets (including goodwill)	(18,383)		(18,383)
Adjustments to reflect assets and liabilities acquired at fair value:
Net loans	(1,427,161)	$(468,580)	(1,895,741)
Investment securities	(53,306)	2,043	(51,263)
Intangible assets	276,195	10,555	286,750
Other assets	398,029	165,805	563,834
Deposits	(109,861)	—	(109,861)
Borrowings	(12,871)	—	(12,871)
Other liabilities	(45,291)	(953)	(46,244)

Less: Adjusted identifiable net liabilities acquired	(351,112)	(291,130)	(642,242)

Total preliminary goodwill(1)	$1,114,018	$291,130	$1,405,148

(1)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill has been allocated to the Other segment for the first and second quarters of 2009 and will be reallocated during the third quarter of 2009, along with the operations of Chevy Chase Bank to the appropriate segments.

The following condensed balance sheet of Chevy Chase Bank discloses the amount assigned to each major asset and liability caption at the acquisition date of February 27, 2009. The allocation of the final purchase price is still subject to refinement as the integration process continues and additional information becomes available.

	Original Allocation	Adjustments	Revised Allocation
Assets:
Cash and cash equivalents	$1,217,837	$—	$1,217,837
Interest-bearing deposits	8,480	—	8,480
Investment securities	1,423,568	2,043	1,425,611
Net loans	9,841,678	(468,580)	9,373,098
Other Intangible assets	44,830	—	44,830
Core deposit intangibles	231,365	10,555	241,920
Other assets	2,206,552	165,805	2,372,357

Total assets	$14,974,310	$(290,177)	$14,684,133

Liabilities:
Deposits	$13,556,639	$—	$13,556,639
Securities sold under repurchase agreements	806,575	—	806,575
Other borrowings	376,600	—	376,600
Other liabilities	585,608	953	586,561

Total liabilities	15,325,422	953	15,326,375

Net liabilities acquired	$(351,112)	$(291,130)	$(642,242)

The following table discloses the impact of Chevy Chase Bank since the acquisition on February 27, 2009, through the end of the second quarter 2009. The table also presents what the pro-forma Company results would have been had the acquisition taken place on January 1, 2009 and January 1, 2008. These results include the impact of amortizing certain purchase accounting adjustments. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors.

	Actual since acquisition as of	Pro-Forma results as of June 30,
	June 30, 2009	2009	2008
Revenue	$215,217	$6,103,463	$7,640,379
Income from continuing operations, net of tax	$5,552	$48,750	$1,054,568

Note 3

Loans Acquired in a Transfer

The Company’s acquired loans from the Chevy Chase Bank acquisition, subject to SFAS 141(R), are recorded at fair value and no separate valuation allowance is recorded at the date of acquisition. The Company is required to review each loan at acquisition to determine if it should be accounted for under SOP 03-3 and if so, determines whether each such loan is to be accounted for individually or whether such loans will be aggregated into pools of loans based on common risk characteristics. During the second quarter of 2009, the Company performed its analysis of the loans to be accounted for as impaired under SOP 03-3. The loans acquired with the Chevy Chase Bank acquisition not accounted for under SOP 03-3 have been accounted for under SFAS 141(R) and are considered performing. The accounting treatment is essentially the same under both standards. The disclosure requirements under SOP 03-3 are more extensive, though the Company has elected to provide such disclosures for all of the acquired Chevy Chase Bank loans. During the evaluation of whether a loan was considered impaired under SOP 03-3 or performing under SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Company considered the entire option arm, hybrid arm and construction to permanent portfolios to be impaired and accounted for under SOP 03-3. Portions of the commercial loan, auto, HELOC and other consumer loan portfolios and the fixed mortgage portfolio were also considered impaired.

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

In conjunction with the Chevy Chase Bank acquisition, the acquired loan portfolio was accounted for under SOP 03-3 or SFAS 141(R) at fair value and they are as follows:

	At Acquisition
(In Thousands)	SOP 03-3 Loans	Non SOP 03-3 Loans	Total Loans
Contractually required principal and interest at acquisition	$11,141,180	$3,353,188	$14,494,368
Nonaccretable difference (expected losses of $2,205,854 and foregone interest of $766,378)(1)	2,797,528	174,704	2,972,232

Cash flows expected to be collected at acquisition	$8,343,652	$3,178,484	$11,522,136
Accretable yield (interest component of expected cash flows)	1,904,173	479,931	2,384,104

Basis in acquired loans at acquisition(2)	$6,439,479	$2,698,553	$9,138,032

(1)	Expected losses and foregone interest on the SOP 03-3 loans are $2,052,152 and $745,376, respectively. Expected losses and foregone interest on the non SOP 03-3 loans are $153,702 and $21,002, respectively.
(2)	A portion of the acquired loans from Chevy Chase Bank acquisition were held for sale and are not included in these tabular disclosures. These held for sale loans were assigned a fair value of $235.1 million through purchase price allocation.

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at June 30, 2009 and is as follows:

	SOP 03-3 Loans	Non SOP 03-3 Loans	Total Loans
Outstanding Balance	$7,878,029	$2,974,532	$10,852,561
Carrying Amount	$6,024,288	$2,786,496	$8,810,784

	Accretable Yield
	SOP 03-3 Loans	Non SOP 03-3 Loans	Total Loans
Balance at January 1, 2009	$—	$—	$—
Additions	1,904,173	479,931	2,384,104
Accretion	(89,917)	(42,937)	(132,854)

Balance at June 30, 2009	$1,814,256	$436,994	$2,251,250

	Credit Mark
	SOP 03-3 Loans	Non SOP 03-3 Loans	Total Loans
Balance at January 1, 2009	$—	$—	$—
Additions	(2,052,151)	(153,702)	(2,205,853)
Principal and non-principal losses	182,163	17,403	199,566

Balance at June 30, 2009	$(1,869,988)	$(136,299)	$(2,006,287)

Note 4

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”). GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results from continuing operations for the three and six months ended June 30, 2009 and 2008.

The results of GreenPoint’s mortgage servicing business continue to be reported as part of the Company’s continuing operations. The mortgage servicing function was moved into the Local Banking segment in conjunction with the shutdown of the mortgage origination operation and the results of the Local Banking segment include the mortgage servicing results for the three and six months ended June 30, 2009 and 2008. The commercial and consumer mortgage loans held for investment portfolios were reported in the Local Banking segment and the Other segment, respectively, for the three and six months ended June 30, 2009 and 2008. The Company will have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations includes an expense of zero and $26.0 million for the three and six months ended June 30, 2009, respectively, and income of $9.1 million and an expense of $95.1 million for the three and six months ended June 30, 2008, respectively, which are recorded in non-interest expense for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net interest income	$53	$1,797	$776	$3,720
Non-interest income	71	1,393	126	3,230
Non-interest expense	9,452	18,198	48,985	153,452
Income tax benefit	(3,330)	(5,415)	(17,127)	(52,858)

Loss from discontinued operations, net of taxes	$(5,998)	$(9,593)	$(30,956)	$(93,644)

The Company’s wholesale mortgage banking unit had assets of approximately $45.9 million as of June 30, 2009 consisting of $15.8 million of mortgage loans held for sale and other related assets. The related liabilities consisted of obligations to fund these assets, and obligations for representations and warranties provided by the Company on loans previously sold to third parties.

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

The results of the GreenPoint mortgage origination operations are being reported as discontinued operations for 2009 and 2008, and are not included in the segment results of the Company. The results of GreenPoint’s mortgage servicing business and small ticket commercial real estate loans held for investment portfolio are reported as part of the Company’s continuing operations and included in the Local Banking segment. The results of GreenPoint’s consumer mortgage loans held for investment portfolio, that are in a state of run-off, are reported as part of the Company’s continuing operations and included in the Other segment.

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

The results of Chevy Chase Bank operations since acquisition are included in the Other segment and will be reclassified into appropriate reporting segments in the third quarter of 2009.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information system, which is maintained on a line of business level through allocations from the consolidated financial results.

The following tables present certain information regarding the Company’s continuing operations by segment:

	Three months ended June 30, 2009
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$2,170,316	$637,383	$151,494	$2,959,193	$(1,012,607)	$1,946,586
Non-interest income	908,301	189,475	91,239	1,189,015	42,672	1,231,687
Provision for loan and lease losses	1,646,258	195,765	61,950	1,903,973	(969,935)	934,038
Restructuring expenses	—	—	43,374	43,374	—	43,374
Other non-interest expenses	1,016,331	631,417	230,634	1,878,382	—	1,878,382
Income tax provision (benefit)	145,198	(113)	(52,807)	92,278	—	92,278

Net income (loss)	$270,830	$(211)	$(40,418)	$230,201	$—	$230,201

Loans held for investment	$93,300,970	$43,662,945	$9,286,809	$146,250,724	$(45,177,095)	$101,073,629
Total deposits	$1,281,217	$78,502,170	$36,940,803	$116,724,190	$—	$116,724,190

	Three months ended June 30, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments(2)	Total Reported
Net interest income	$2,167,529	$589,705	$30,761	$2,787,995	$(1,060,239)	$1,727,756
Non-interest income	1,164,810	192,758	(55,594)	1,301,974	320,342	1,622,316
Provision for loan and lease losses	1,470,642	92,043	6,342	1,569,027	(739,897)	829,130
Restructuring expenses	—	—	13,560	13,560	—	13,560
Other non-interest expenses	1,236,567	587,211	(17,737)	1,806,041	—	1,806,041
Income tax provision (benefit)	217,496	36,123	(14,776)	238,843	—	238,843

Net income (loss)	$407,634	$67,086	$(12,222)	$462,498	$—	$462,498

Loans held for investment	$102,201,802	$44,270,734	$774,724	$147,247,260	$(50,182,022)	$97,065,238
Total deposits	$1,644,241	$74,245,677	$16,517,142	$92,407,060	$—	$92,407,060

	Three months ended June 30, 2009
National Lending	U.S. Card	Auto Finance	International	Total National Lending
Net interest income	$1,586,686	$373,013	$210,617	$2,170,316
Non-interest income	794,440	10,861	103,000	908,301
Provision for loan and lease losses	1,336,736	125,966	183,556	1,646,258
Non-interest expenses	785,273	108,315	122,743	1,016,331
Income tax provision (benefit)	90,691	52,358	2,149	145,198

Net income (loss)	$168,426	$97,235	$5,169	$270,830

Loans held for investment	$64,760,128	$19,902,401	$8,638,441	$93,300,970

	Three months ended June 30, 2008
National Lending	U.S. Card	Auto Finance	International	Total National Lending
Net interest income	$1,523,629	$389,588	$254,312	$2,167,529
Non-interest income	1,010,177	15,672	138,961	1,164,810
Provision for loan and lease losses	1,099,453	230,614	140,575	1,470,642
Non-interest expenses	910,619	123,021	202,927	1,236,567
Income tax provision (benefit)	183,307	18,069	16,120	217,496

Net income (loss)	$340,427	$33,556	$33,651	$407,634

Loans held for investment	$68,059,998	$23,401,160	$10,740,644	$102,201,802

(1)	Income statement adjustments for the three months ended June 30, 2009 reclassify the net of finance charges of $1,153.9 million, past due fees of $164.6 million, other interest income of $(38.5) million and interest expense of $267.4 million; and net charge-offs of $969.9 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	Income statement adjustments for the three months ended June 30, 2008 reclassify the net of finance charges of $1,385.3 million, past due fees of $229.2 million, other interest income of $(35.8) million and interest expense of $518.5 million; and net charge-offs of $739.9 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

	Six months ended June 30, 2009
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$4,232,007	$1,236,412	$234,527	$5,702,946	$(1,969,609)	$3,733,337
Non-interest income	1,913,747	373,985	(112,565)	2,175,167	146,854	2,322,021
Provision for loan and lease losses	3,495,213	415,134	125,583	4,035,930	(1,822,755)	2,213,175
Restructuring expenses	—	—	61,001	61,001	—	61,001
Other non-interest expenses	2,117,101	1,251,271	237,475	3,605,847	—	3,605,847
Income tax provision (benefit)	186,730	(19,603)	(135,072)	32,055	—	32,055

Net income (loss)	$346,710	$(36,405)	$(167,025)	$143,280	$—	$143,280

Loans held for investment	$93,300,970	$43,662,945	$9,286,809	$146,250,724	$(45,177,095)	$101,073,629
Total deposits	$1,281,217	$78,502,170	$36,940,803	$116,724,190	$—	$116,724,190

	Six months ended June 30, 2008
Total Company	National Lending	Local Banking	Other	Total Managed	Securitization Adjustments(2)	Total Reported
Net interest income	$4,576,112	$1,156,659	$32,074	$5,764,845	$(2,225,172)	$3,539,673
Non-interest income	2,390,924	408,227	109,508	2,908,659	770,135	3,678,794
Provision for loan and lease losses	3,147,862	152,437	62,940	3,363,239	(1,455,037)	1,908,202
Restructuring expenses	—	—	66,319	66,319	—	66,319
Other non-interest expenses	2,515,738	1,192,562	(132,741)	3,575,559	—	3,575,559
Income tax provision (benefit)	453,699	79,960	42,675	573,334	—	573,334

Net income (loss)	$849,737	$142,927	$102,389	$1,095,053	$—	$1,095,053

Loans held for investment	$102,201,802	$44,270,734	$774,724	$147,247,260	$(50,182,022)	$97,065,238
Total deposits	$1,644,241	$74,245,677	$16,517,142	$92,407,060	$—	$92,407,060

	Six months ended June 30, 2009
National Lending	U.S. Card	Auto Finance	International	Total National Lending
Net interest income	$3,091,381	$743,016	$397,610	$4,232,007
Non-interest income	1,678,331	30,826	204,590	1,913,747
Provision for loan and lease losses	2,858,733	292,135	344,345	3,495,213
Non-interest expenses	1,648,188	222,199	246,714	2,117,101
Income tax provision (benefit)	91,977	90,828	3,925	186,730

Net income (loss)	$170,814	$168,680	$7,216	$346,710

Loans held for investment	$64,760,128	$19,902,401	$8,638,441	$93,300,970

	Six months ended June 30, 2008
National Lending	U.S. Card	Auto Finance	International	Total National Lending
Net interest income	$3,267,343	$791,150	$517,619	$4,576,112
Non-interest income	2,081,008	31,782	278,134	2,390,924
Provision for loan and lease losses	2,219,478	638,865	289,519	3,147,862
Non-interest expenses	1,849,479	259,190	407,069	2,515,738
Income tax provision (benefit)	447,788	(26,293)	32,204	453,699

Net income (loss)	$831,606	$(48,830)	$66,961	$849,737

Loans held for investment	$68,059,998	$23,401,160	$10,740,644	$102,201,802

(1)	Income statement adjustments for the six months ended June 30, 2009 reclassify the net of finance charges of $2,226.7 million, past due fees of $366.2 million, other interest income of $(72.2) million and interest expense of $551.1 million; and net charge-offs of $1,822.7 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	Income statement adjustments for the six months ended June 30, 2008 reclassify the net of finance charges of $2,909.3 million, past due fees of $492.7 million, other interest income of $(74.6) million and interest expense of $1,102.3 million; and net charge-offs of $1,455.0 million to non-interest income from net interest income and provision for loan and lease losses, respectively.

Note 6

Securities Available for Sale

Expected maturities aggregated by investment category, gross unrealized gains and gross unrealized losses on securities available-for sale as of June 30, 2009 were as follows:

	Expected Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost Totals
June 30, 2009
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$45,088	$393,661	$—	$—	$438,749	$12,278	$(210)	$426,681
FNMA	114,495	161,880	—	—	276,375	11,860	—	264,515
FHLMC	—	107,813	—	—	107,813	8,126	—	99,687
Other GSE and FDIC Debt Guaranteed Program (“DGP”)	—	106,860	—	—	106,860	5,937	—	100,923

Total U.S. Treasury and other U.S. government agency obligations	159,583	770,214	—	—	929,797	38,201	(210)	891,806

Collateralized mortgage obligations (“CMO”)
FNMA	457,407	2,932,977	1,260,817	—	4,651,201	100,094	(17,915)	4,569,022
FHLMC	81,868	2,899,204	2,031,030	80,456	5,092,558	134,052	(16,039)	4,974,545
Other GSE	11,939	263,160	—	—	275,099	8,309	(106)	266,896
Non GSE	80,721	1,131,067	319,305	7,209	1,538,302	8	(577,065)	2,115,359

Total CMO	631,935	7,226,408	3,611,152	87,665	11,557,160	242,463	(611,125)	11,925,822

Mortgage backed securities (“MBS”)
FNMA	106,787	3,167,358	5,997,826	782,049	10,054,020	239,480	(23,277)	9,837,817
FHLMC	105,367	2,542,047	2,759,587	1,090,340	6,497,341	134,071	(24,799)	6,388,069
Other GSE	152	39,978	354,117	—	394,247	12,897	(193)	381,543
Non GSE	—	113,770	682,328	—	796,098	—	(338,177)	1,134,275

Total MBS	212,306	5,863,153	9,793,858	1,872,389	17,741,706	386,448	(386,446)	17,741,704

Asset backed securities	2,381,100	4,402,902	211,228	—	6,995,230	123,257	(81,287)	6,953,260
Other	151,669	134,656	19,932	137,015	443,272	7,474	(8,045)	443,843

Total	$3,536,594	$18,397,333	$13,636,170	$2,097,069	$37,667,165	$797,843	$(1,087,113)	$37,956,435

The expected maturities of the Company’s mortgage-backed and asset-backed securities and the contractual maturities of the Company’s other debt securities were used to assign the securities into the above maturity groupings. The Company believes that the use of expected maturities aligns with how the securities will actually perform and provides information regarding liquidity needs and potential impacts on portfolio yields. The maturity distribution based solely on contractual maturities is: 1 Year or Less - $339.8 million, 1-5 Years - $5,975.9 million, 5-10 Years - $2,622.2 million, and Over 10 Years - $28,729.3 million. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

The following table shows the weighted average yield by investment category as of June 30, 2009:

	Weighted Average Yield Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
June 30, 2009
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	1.49%	2.46%	—%	—%
FNMA	4.23	4.47	—	—
FHLMC	—	4.59	—	—
Other GSE and FDIC Debt Guaranteed Program (“DGP”)	—	4.68	—	—

	Weighted Average Yield Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
Total U.S. Treasury and other U.S. government agency obligations	3.45	3.49	—	—

Collateralized mortgage obligations (“CMO”)
FNMA	5.36	5.23	5.00	—
FHLMC	5.17	5.17	5.04	4.89
Other GSE	4.74	4.76	—	—
Non GSE	5.85	5.64	5.18	6.58

Total CMO	5.40	5.27	5.05	5.03

Mortgage backed securities (“MBS”)
FNMA	5.50	5.11	5.09	4.12
FHLMC	5.69	4.27	5.11	3.41
Other GSE	7.31	6.02	5.61	—
Non GSE	—	5.61	6.02	—

Total MBS	5.57	4.77	5.11	4.52

Asset backed securities	3.97	4.40	5.17	—
Other	3.75	4.15	4.61	4.53

Total	3.97	4.84	5.16	4.75

The available for sale portfolio continues to be heavily concentrated in high credit quality assets like government-sponsored enterprise (“GSE”) mortgage-backed securities and AAA rated asset-backed securities. In addition to debt securities held in the investment portfolio, the Company reports certain equity securities related to Community Reinvestment Act (“CRA”) investments as available for sale securities.

At June 30, 2009, the portfolio was 90% rated AAA, 5% rated other investment grade (AA to BBB), and 5% non investment grade or not rated.

The following table shows the fair value of investments and amount of unrealized losses segregated by those investments that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer as of June 30, 2009.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$220,543	$210	$—	$—	$220,543	$210
FNMA	—	—	—	—	—	—
FHLMC	—	—	—	—	—	—

Total U.S. Treasury and other U.S. government agency obligations	220,543	210	—	—	220,543	$210

Collateralized mortgage obligations
FNMA	$597,794	$5,052	$362,917	$12,863	$960,711	$17,915
FHLMC	366,653	4,816	460,805	11,223	827,458	16,039
Other GSE	—	—	7,353	106	7,353	106
Non GSE	16,491	640	1,455,066	576,425	1,471,557	577,065

Total CMO	980,938	10,508	2,286,141	600,617	3,267,079	611,125

Mortgage backed securities
FNMA	2,149,074	23,042	23,611	235	2,172,685	23,277
FHLMC	1,288,440	15,813	360,655	8,986	1,649,095	24,799
Other GSE	813	8	11,090	185	11,903	193
Non GSE	33,395	15,464	547,847	322,713	581,242	338,177

Total MBS	3,471,722	54,327	943,203	332,119	4,414,925	386,446

Asset backed securities	415,571	5,300	1,309,154	75,987	1,724,725	81,287
Other	9,297	44	152,587	8,001	161,884	8,045

Total	$5,098,071	$70,389	$4,691,085	$1,016,724	$9,789,156	$1,087,113

The Company monitors securities in its available for sale investment portfolio for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which that security has been in a loss position, credit rating, the nature of the investments, and current market conditions. For debt securities, the Company also considers any intent to sell the security and the likelihood it will be required to sell the security before its anticipated recovery. The Company continually monitors the ratings of its security holdings and conducts regular reviews of the Company’s credit sensitive assets to monitor collateral performance by tracking collateral trends and looking for any potential collateral degradation.

Based on the evaluation, the Company recognized other-than-temporary impairment of $10.0 million through earnings, representing credit losses, for the quarter ended June 30, 2009. In addition, other-than-temporary impairment recognized in other comprehensive income was $149.2 million (net of tax was $95.5 million) for the quarter ended June 30, 2009. Cumulative other-than-temporary impairment related to credit losses recognized in earnings for available-for-sale securities is as follows:

	Beginning balance of OTTI credit losses recognized for securities held at the beginning of the period for which a portion of OTTI was recognized in OCI	Additions for the amount related to credit loss for which OTTI was not previously recognized	Additional increases to the amount related to credit loss for which an OTTI was previously recognized	Reductions for securities sold during the period	Ending balance of the amount related to credit losses held at the end of the period for which a portion of OTTI was recognized in OCI
OTTI credit losses recognized for AFS debt securities
CMO	$—	$3,622	$—	$—	$3,622
MBS	—	5,592	—	—	5,592
Other-Home equity	—	817	—	—	817

Total	$—	$10,031	$—	$—	$10,031

U.S. Treasury and Other U.S. Government Agency Obligations The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its investments in this category in unrealized loss positions to be other-than-temporarily impaired at June 30, 2009

Collateralized Mortgage Obligations The Company’s portfolio includes investments in GSE collateralized mortgage obligations and prime non-agency collateralized mortgage obligations. The unrealized losses on the Company’s investment in collateralized mortgage obligations were primarily caused by higher credit spreads and interest rates. As of June 30, 2009, the majority of the unrealized losses in this category are due to prime non-agency collateralized mortgage obligations, of which 21% are rated AAA, 21% are rated other investment grade and 58% are non investment grade or not rated.

The Company recognized $3.6 million in credit related other-than-temporary impairment through earnings in the second quarter of 2009 related to two prime non-agency collateralized mortgage obligations. In addition, other-than-temporary impairment recognized in other comprehensive income was $38.8 million (net of tax was $24.8 million) at June 30, 2009 for these securities. The securities experienced significant decreases in fair value due to deteriorating credit fundamentals and elevated liquidity premiums. The credit related impairment was calculated based on internal forecasts using security specific delinquencies, product specific delinquency roll rates and expected severities, using industry standard third party modeling tools. The significant key assumptions used to measure the credit related component of securities deemed to be other-than-temporary impaired are as follows: a weighted average credit default rate of 5.12% and an expected severity of 40%. Based on its view of each security’s current credit performance along with the sufficiency of subordination to protect cash flows, the Company expects to recover the entire amortized cost basis of its remaining collateralized mortgage obligations. However, future declines could result in other-than-temporary impairment being recognized. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining collateralized mortgage obligations in unrealized loss positions to be other-than-temporarily impaired at June 30, 2009.

Mortgage-Backed Securities The Company’s portfolio includes investments in GSE mortgage-backed securities and prime non-agency mortgage-backed securities. As of June 30, 2009, the unrealized losses on the Company’s investment in GSE mortgage-backed securities were primarily caused by higher credit spreads and interest rates. However, since the contractual cash flows of these investments are guaranteed by a GSE of the U.S. government, it is expected that the securities will not be settled at a price less than the Company’s amortized cost. However, future declines could result in other-than-temporary impairment being recognized. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its GSE mortgage-backed securities in unrealized loss positions to be other-than-temporarily impaired at June 30, 2009.

As of June 30, 2009, the majority of unrealized losses is due to prime non-agency mortgage-backed securities of which 18% are rated AAA, 15% are rated other investment grade and 67% are non investment grade or not rated.

The Company recognized $5.6 million in credit related other-than-temporary impairment through earnings in the second quarter of 2009 related to eight prime non-agency mortgage-backed securities. In addition, other-than-temporary impairment recognized in other comprehensive income was $109.7 million (net of tax was $70.3 million) at June 30, 2009 for these securities. The securities experienced significant decreases in fair value due to deteriorating credit fundamentals and elevated liquidity premiums. The credit related impairment was calculated based on internal forecasts using security specific delinquencies, product specific delinquency roll rates and expected severities, using industry standard third party modeling tools. The significant key assumptions used to measure the credit related component of securities deemed to be other-than-temporary impaired are as follows: a weighted average credit default rate of 3.24% and an expected severity of 40%. Based on its view of each security’s current credit performance along with the sufficiency of subordination to protect cash flows, the Company expects to recover the entire amortized cost basis of its remaining non GSE mortgage backed securities. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining non-agency mortgage backed securities in unrealized loss positions to be other-than-temporarily impaired at June 30, 2009.

Asset-Backed Securities This category is comprised of investments backed by credit card, auto and student loans; commercial mortgage backed loans; and minor investments backed by home equity lines of credit. As of June 30, 2009, the portfolio is 87.6% rated AAA and is comprised of 61% credit card, 16% auto, 7.7% student loans, 15% commercial mortgage backed loans, and 0.3% home equity lines of credit. The unrealized losses on the Company’s investments in asset-backed securities were primarily caused by higher credit spreads and interest rates. The Company recognized $0.8 million in credit related other-than-temporary impairment through earnings in the second quarter of 2009 related to one home equity line of credit asset-backed security. In addition, other-than-temporary impairment recognized in other comprehensive income was $0.6 million (net of tax was $0.4 million) at June 30, 2009 for these securities. The security experienced significant decreases in fair value due to deteriorating credit fundamentals and elevated liquidity premiums The credit related impairment was calculated based on internal forecasts using security specific delinquencies, product specific delinquency roll rates and expected severities, using industry standard third party modeling tools. The significant key assumptions used to measure the credit related component of securities deemed to be other-than-temporary impaired are as follows: a weighted average credit default rate of 3.81% and an expected severity of 100%. Based on its view of each security’s current credit performance along with the sufficiency of subordination to protect cash flows, the Company expects to recover the entire amortized cost basis of its remaining asset backed securities. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining asset-backed securities in unrealized loss positions to be other-than-temporarily impaired at June 30, 2009.

Other This category consists primarily of municipal securities and limited investments in equity securities, primarily related to CRA activities. The unrealized losses on the Company’s investments in other items were primarily caused by higher risk premiums and interest rates. The Company expects to recover the entire amortized cost basis of the securities in this category. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of the securities in unrealized loss positions to be other-than-temporarily impaired at June 30, 2009.

Gross realized gains on sales and calls of securities were $50.5 million and $52.8 million for the three and six months ended June 30, 2009, respectively. Gross realized losses on sales and calls of securities were $0.1 million and $0.9 million for the three and six months ended June 30, 2009, respectively. Tax expense on net realized gains was $18.0 million and $18.8 million for the three and six months ended June 30, 2009, respectively.

During 2009, the Company reclassified $13.9 million of net losses on sales of securities, after tax, from cumulative other comprehensive income into earnings.

Securities available for sale included pledged securities of $12.0 billion at June 30, 2009.

Note 7

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

SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material SFAS 159 elections as of the end of the second quarter of 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2009
	Fair Value Measurements Using (3)			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale
U.S. Treasury and other U.S. Gov’t agency	438,750	491,049	—	929,799
Collateralized mortgage obligations	—	10,258,971	1,309,089	11,568,060
Mortgage-backed securities	—	17,101,487	629,322	17,730,809
Asset-backed securities	—	6,993,513	1,716	6,995,229
Other	61,499	352,473	29,296	443,268

Total securities available for sale	$500,249	$35,197,493	$1,969,423	$37,667,165
Other assets
Mortgage servicing rights	—	—	280,742	280,742
Derivative receivables(1)	4,793	656,919	541,052	1,202,764
Retained interests in securitizations	—	—	3,939,213	3,939,213

Total Assets	$505,042	$35,854,412	$6,730,430	$43,089,884

Liabilities
Other liabilities
Derivative payables(1)	$19,684	$992,862	$37,095	$1,049,641

Total Liabilities	$19,684	$992,862	$37,095	$1,049,641

	December 31, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale(2)	$291,907	$28,331,103	$2,380,261	$31,003,271
Other assets
Mortgage servicing rights	—	—	150,544	150,544
Derivative receivables(1)	8,020	1,768,902	59,895	1,836,817
Retained interests in securitizations	—	—	1,470,385	1,470,385

Total Assets	$299,927	$30,100,005	$4,061,085	$34,461,017

Liabilities
Other liabilities
Derivative payables(1)	$937	$1,260,062	$60,672	$1,321,671

Total Liabilities	$937	$1,260,062	$60,672	$1,321,671

(1)	The Company does not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.
(2)	Securities available for sale were not broken-out by security type as of December 31, 2008, as FSP FAS 157-4 is applied prospectively.
(3)	The above table does not reflect $3.6 million of counterparty credit risk. Counterparty credit risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among pricing sources. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009. All Level 3 instruments presented in the table were carried at fair value prior to the adoption of SFAS 159.

Level 3 Instruments Only

	Three Months Ended June 30, 2009
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, March 31, 2009	$2,310,860	$258,663	$654,146	$2,185,706	$54,379
Total realized and unrealized gains (losses):
Included in earnings	(105)	24,800	(147,688)	(117,340)	(17,169)
Included in other comprehensive income	(141,792)	—	—	28,309	—
Purchases, issuances and settlements, net	(92,084)	(2,721)	(554,544)	1,842,538	933
Transfers in/out of Level 3(4)	(107,456)	—	589,138	—	(1,048)

Balance, June 30, 2009	$1,969,423	$280,742	$541,052	$3,939,213	$37,095

Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2009	$(105)	$24,800	$(147,688)	$(3,982)	$(17,169)

	Three Months Ended June 30, 2009
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, March 31, 2009	$—	$1,649,287	$627,236	$2,220	$32,117	$2,310,860
Total realized and unrealized gains (losses):
Included in earnings	—	9	—	(114)	—	(105)
Included in other comprehensive income	—	(135,937)	(5,855)	—	—	(141,792)
Purchases, issuances and settlements, net	—	(136,811)	48,347	(799)	(2,821)	(92,084)
Transfers in/out of Level 3(4)	—	(67,459)	(40,406)	409	—	(107,456)

Balance, June 30, 2009	$—	1,309,089	629,322	1,716	29,296	$1,969,423

Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2009	$—	$9	$—	$(114)	$—	$(105)

	Six Months Ended June 30, 2009
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2009	$2,380,261	$150,544	$59,895	$1,470,385	$60,672
Total realized and unrealized gains (losses):
Included in earnings	8	27,456	(153,559)	(218,467)	(23,067)
Included in other comprehensive income	(253,265)	—	—	51,207	—
Purchases, issuances and settlements, net	(30,258)	102,742	45,578	2,636,088	538
Transfers in/out of Level 3(4)	(127,323)	—	589,138	—	(1,048)

Balance, June 30, 2009	$1,969,423	$280,742	$541,052	$3,939,213	$37,095

Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2009	$8	$27,456	$(153,559)	$(30,433)	$(23,067)

	Six Months Ended June 30, 2009
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, January 1, 2009	$—	$1,579,909	$773,200	$—	$27,152	$2,380,261
Total realized and unrealized gains (losses):
Included in earnings	—	122	—	(114)	—	8
Included in other comprehensive income	—	(222,280)	(30,985)	—	—	(253,265)
Purchases, issuances and settlements, net	—	(79,950)	48,347	(799)	2,144	(30,258)
Transfers in/out of Level 3(4)	—	31,288	(161,240)	2,629	—	(127,323)

Balance, June 30, 2009	$—	$1,309,089	$629,322	$1,716	$29,296	$1,969,423

Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2009	$—	$122	$—	$(114)	$—	$8

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
(2)	An end of quarter convention is used to measure derivative activity, resulting in end of quarter values being reflected as purchases, issuances and settlements for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income.
(3)	An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.
(4)	Level 3 securities available for sale assets decreased $107.5 million and $127.3 million for the three and six months ended June 30, 2009, respectively. These assets consist primarily of senior-classes of collateralized mortgage obligations backed by prime jumbo collateral.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2009 and still held on the consolidated balance sheet at June 30, 2009, the following table provides the fair value measures by level of valuation assumptions used and the amount of fair value adjustments recorded in earnings for those assets in 2009. Fair value adjustments for mortgage loans held for sale, foreclosed assets, and other assets are recorded in other non-interest expense, and fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

	June 30, 2009
	Fair Value Measurements Using			Assets at Fair Value	Total Losses
	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$—	$49,025	$—	$49,025	$3,069
Loans held for investment	—	18,777	207,832	226,609	65,216
Foreclosed assets(1)	—	132,205	—	132,205	24,392
Other	—	31,460	—	31,460	3,716

Total	$—	$231,467	$207,832	$439,299	$96,393

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value	Total Losses in 2008
	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$—	$68,462	$—	$68, 462	$14,386
Loans held for investment	—	64,737	142,768	207,505	62,747

Total	$—	$133,199	$142,768	$275,967	$77,133

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,771,927	$4,771,927	$7,491,343	$7,491,343
Securities available for sale	37,667,165	37,667,165	31,003,271	31,003,271

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans held for sale	319,975	319,975	68,462	68,462
Net loans held for investment	96,591,802	91,715,834	96,493,811	86,370,194
Interest receivable	951,201	951,201	827,909	827,909
Accounts receivable from securitization	5,219,968	5,219,968	6,342,754	6,342,754
Derivatives	1,202,764	1,202,764	1,836,817	1,836,817
Mortgage servicing rights	280,742	280,742	150,544	150,544

Financial Liabilities
Non-interest bearing deposits	$12,603,548	$12,603,548	$11,293,852	$11,293,852
Interest-bearing deposits	104,120,642	105,387,059	97,326,937	98,031,913
Senior and subordinated notes	10,092,619	9,583,028	8,308,843	6,922,300
Other borrowings	13,260,589	12,559,331	14,869,648	12,948,145
Interest payable	659,784	659,784	676,398	676,398
Derivatives	1,049,641	1,049,641	1,321,671	1,321,671

The following describes the valuation techniques used in estimating the fair value of the Company’s financial instruments as of June 30, 2009 and December 31, 2008. The Company applied the provisions of SFAS 157 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Securities available for sale

Quoted prices in active markets are used to measure the fair value of U.S. Treasury securities. For other investment categories, the Company engages third party pricing services to provide fair value measurements. The techniques used by the pricing services utilize observable market data to the extent available. The Company corroborates the pricing obtained from the pricing services through comparison of pricing to additional sources, including other pricing services, securities dealers, and internal sources.

Certain securities available for sale are classified as Level 3, the majority of which are non-agency collateralized mortgage obligations backed by prime collateral. Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings, and losses.

Mortgage loans held for sale

Mortgage loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of June 30, 2009 and December 31, 2008 approximate fair value.

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

Retained interests in securitizations

Retained interests in securitizations include the interest-only strip, retained notes accrued interest receivable, cash reserve accounts and cash spread accounts. The Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, discount rates including adjustments for liquidity, and contractual interest and fees. Other retained interests related to securitizations are carried at cost, which approximates fair value.

Derivative Assets

Most of the Company’s derivatives are not exchange traded but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. These derivatives are included in other assets on the balance sheet.

Mortgage servicing rights

Mortgage servicing rights (MSRs) do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment spreads, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. Since the adoption of SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, (“SFAS 156”) in 2007, the Company records MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in Note 11—Mortgage Servicing Rights.

Financial Liabilities

Non-interest bearing deposits

The carrying amount approximates fair value.

Interest bearing deposits

The fair values of savings, NOW accounts and money market accounts were the amounts payable on demand at June 30, 2009 and therefore carrying value approximates fair value. The fair value of other interest-bearing deposits, include retail, brokered, and institutional CDs, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

Other borrowings

The carrying amount of federal funds purchased and resale agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of secured borrowings was measured using the trade price for bonds that have traded recently. For others, trade information for bonds with similar duration and credit quality was used, with adjustments based on relevant credit information of the issuer. The fair value of junior subordinated debentures was estimated using the same methodology as described for senior and subordinated notes below. The decreases in fair value of the secured borrowings and the junior subordinated debentures below carrying amounts at June 30, 2009 are primarily due to significant interest rate spreads in the auto securitization market experienced in 2008 and the significant discounts in secondary trading activity seen in junior subordinated debentures in 2008.

Senior and subordinated notes

The Company engages third party pricing services in order to estimate the fair value of senior and subordinated notes. The pricing service utilizes a pricing model that incorporates available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models. The decrease in fair value below carrying amount at June 30, 2009 is primarily due to an increase in credit spreads across the industry only partially offset by lower interest rates.

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

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding at June 30, 2009 that have been issued since January 1, 2003, was $2.8 million and was included in other liabilities. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At June 30, 2009 there was no material unrealized appreciation or depreciation on these financial instruments.

Note 8

Goodwill and Other Intangible Assets

During the first quarter of 2009, the Company acquired Chevy Chase Bank, the largest retail branch presence in the Washington, D.C. region, which created $1.4 billion of goodwill. The goodwill associated with the acquisition of Chevy Chase Bank was held in the Other segment in the second quarter of 2009. See Note 2 for information regarding the Chevy Chase Bank acquisition.

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s reporting units are Local Banking, U.S. Card, Auto Finance, and International. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. Since our annual impairment testing , our stock price, along with the stock prices of others in the financial services industry, declined significantly, resulting in a decline in our market capitalization. The Company has continued to monitor its market capitalization, regulatory actions and assessments, as well as overall economic conditions and other events or circumstances. For the six months ended June 30, 2009, no impairment of goodwill was recognized.

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Other	Total
Balance at December 31, 2008	$5,303,299	$6,661,188	$—	$11,964,487
Additions	—	—	1,405,148	1,405,148
Other adjustments	—	(4)	—	(4)
Foreign currency translation	11,425	—	—	11,425

Balance at June 30, 2009	$5,314,724	$6,661,184	$1,405,148	$13,381,056

National Lending Detail	U.S. Card	Auto Finance	International	National Lending Total
Balance at December 31, 2008	$3,761,318	$619,512	$922,469	$5,303,299
Foreign currency translation	—	—	11,425	11,425

Balance at June 30, 2009	$3,761,318	$619,512	$933,894	$5,314,724

In connection with the acquisition of Chevy Chase Bank, the Company recorded intangible assets of $286.8 million that consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships. The following table summarizes the Company’s intangible assets subject to amortization.

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Avg. Amortization Period
Core deposit intangibles	$1,561,920	$(603,778)	$958,142	8.5 years
Lease intangibles	53,993	(19,840)	34,153	23.2 years
Trust intangibles	10,500	(3,800)	6,700	14.4 years
Other intangibles	43,647	(8,322)	35,325	3.5 years

Total	$1,670,060	$(635,740)	$1,034,320

Intangibles are amortized on an accelerated basis using the sum of digits methodology over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 8.9 years.

The following table summarizes the Company’s current period and estimated future amortization expense for intangible assets as of June 30, 2009:

(in thousands)	Current Period Amortization Amount
Six months ended June 30, 2009	$115,706
Estimated Future Amortization Amounts
Years ended December 31,
2009 (remaining six months)	$120,715
2010	$220,323
2011	$184,780
2012	$150,731
2013	$121,790
2014	$93,791
Thereafter	$142,192

Total	$1,034,320

Note 9

Deposits and Borrowings

Borrowings as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Deposits
Non-interest bearing deposits	$12,603,548	N/A	$11,293,852	N/A
Interest-bearing deposits	104,120,642	2.17%	97,326,937	2.64%

Total deposits	$116,724,190		$108,620,789

Senior and subordinated notes
Bank notes:
Senior-Fixed, interest rates ranging from 5.00% to 5.75%, due 2010 to 2014	$806,291	5.53%	$1,234,712	5.35%
Subordinated-Fixed, interest rates ranging from 6.50% to 9.25%, due 2010 to 2019	2,204,945	8.30%	688,714	7.13%
Corporation notes:
Senior-Fixed, interest rates ranging from 4.80% to 7.375%, due 2013 to 2017	4,462,206	6.34%	3,580,923	6.04%
Subordinated-Fixed, interest rates ranging from 5.35% to 6.15%, due 2012 to 2016	1,589,351	6.03%	1,774,668	6.03%
Senior-Variable, interest rate of LIBOR plus 0.28% per annum, due 2009	1,029,826	0.93%	1,029,826	2.47%

Total senior and subordinated notes	$10,092,619		$8,308,843

	June 30, 2009		December 31, 2008
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Other borrowings
Secured borrowings
Fixed, interest rates ranging from 4.34% to 5.76%, due 2009 to 2011	1,641,718	5.07%	2,698,381	5.06%
Variable, interest rates ranging from 0.319% to 1.705%, due 2010 to 2011	3,628,649	0.36%	4,812,457	1.24%
Junior subordinated debentures
Fixed, interest rates ranging from 3.648% to 8.17%, due 2027 to 2066	1,649,988	7.37%	1,648,268	7.38%
FHLB advances
Fixed, interest rates ranging from 2.785% to 8.25%, due 2009 to 2019	2,396,801	3.02%	2,777,179	3.20%
Variable, interest rates ranging from 0.64% to 3.435% due 2009	1,800,000	0.68%	2,100,000	2.38%
Federal funds purchased and resale agreements
Fixed, interest rates ranging from 0.10% to 0.45% due 2009	559,714	0.40%	—	N/A
Variable, interest rates ranging from 0.188% to 0.24%, due 2009	1,583,410	0.01%	832,961	0.01%
Other short-term borrowings	309	N/A	402	N/A

Total other borrowings	$13,260,589		$14,869,648

Deposits

Interest-Bearing Deposits

As of June 30, 2009, the Company had $104.1 billion in interest-bearing deposits of which $11.5 billion represents large denomination certificates of $100 thousand or more. As of December 31, 2008, the Company had $97.3 billion in interest-bearing deposits of which $11.3 billion represents large denomination certificates of $100 thousand or more.

Borrowings

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $2.9 billion and $1.8 billion outstanding at June 30, 2009 and December 31, 2008, respectively.

The Company issued senior and subordinated notes that as of June 30, 2009 had a par amount outstanding of $9.8 billion. The outstanding balance of senior and subordinated bank notes in the table above include $316.4 million and $607.7 million related to fair value accounting hedges at June 30, 2009 and December 31, 2008, respectively. See Note 13 for a further discussion of fair value interest rate hedges. The weighted average stated rate included in the table above is before the impact of these interest rate derivatives.

During the second quarter of 2009, securities totaling $0.7 million were called or matured.

During the second quarter of 2009, the Corporation issued $1.0 billion of 7.375% senior notes due May 23, 2014 and COBNA issued $1.5 billion of 8.8% subordinated notes due July 15, 2019.

Corporation Shelf Registration Statement

As of June 30, 2009, the Corporation had an effective shelf registration statement under which the Corporation may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years. The Automatic Shelf Registration Statement is effective through May 2012.

Other Borrowings

Secured Borrowings

The Company issued securitizations in which it transfers pools of auto loans that are accounted for as secured borrowings at June 30, 2009. The agreements were entered into between 2005 and 2007, relating to the transfers of pools of auto loans initially totaling $25.1 billion. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest at fixed and variable rates and mature between September 2009 and June 2011, or earlier depending upon the repayment of the underlying auto loans. At June 30, 2009 and December 31, 2008, $5.3 billion and $7.5 billion, respectively, of the secured borrowings were outstanding. See Note 14 for further discussion of secured borrowings.

Junior Subordinated Debentures

At both June 30, 2009 and December 31, 2008, the Company had junior subordinated debentures outstanding with a par amount of $1.6 billion.

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

For the six months ended June 30, 2009, no securities were called or matured and there were no new issuances. On July 29, 2009 the Company issued $1.0 billion of 10.25% trust preferred securities, due 2039.

FHLB Advances

The Company utilizes FHLB advances which are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB advances outstanding were $4.2 billion and $4.9 billion at June 30, 2009 and December 31, 2008, respectively and include fixed and variable rate advances. FHLB stock totaled $310.2 million and $267.5 million at June 30, 2009 and December 31, 2008, respectively and is included in Other assets.

Note 10

Shareholders’ Equity, Comprehensive Income and Earnings Per Common Share

Preferred Shares

On June 17, 2009, the Company repurchased all 3,555,199 preferred shares, at par, issued in the fourth quarter of 2008 to the U.S. Treasury Department under the TARP Capital Purchase Program with a book value of $3.1 billion for approximately $3.57 billion, including accrued dividends. The warrants to purchase common shares, which were issued together with preferred shares in the fourth quarter of 2008 and with an allocated fair value of $491.5 million, remain outstanding and are included in paid-in capital on the balance sheet. With the repurchase of the preferred shares the remaining accretion of the discount of $461.7 million was accelerated into the second quarter and treated as a dividend and reduced income available to common shareholders.

Common Shares

On May 11, 2009, the Company raised $1.5 billion through the issuance of 56,000,000 shares of common stock at $27.75 per share.

Comprehensive Income

Comprehensive income for the three months ended June 30, 2009 and 2008, respectively was as follows:

	Three Months Ended June 30
	2009	2008
Comprehensive Income:
Net income (loss)	$224,203	$452,905
Other comprehensive income (loss), net of tax	453,268	(56,970)

Total comprehensive income	$677,471	$395,935

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in Thousands)	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations, net of tax	$230,201	$462,498	$143,280	$1,095,053
Loss from discontinued operations, net of tax	(5,998)	(9,593)	(30,956)	(93,644)

Net income (loss)	$224,203	$452,905	$112,324	$1,001,409

Preferred stock dividends and accretion of discount (2)	$(499,718)	$—	$(563,908)	$—

Net income (loss) available to common shareholders	$(275,515)	$452,905	$(451,584)	$1,001,409

Denominator:
Denominator for basic earnings per share-weighted-average shares	421,851	372,348	406,240	371,545
Effect of dilutive securities (1):
Stock options	—	501	—	572
Restricted stock and units	—	804	—	845

	Three Months Ended June 30		Six Months Ended June 30
(Shares in Thousands)	2009	2008	2009	2008
Dilutive potential common shares	—	1,305	—	1,417

Denominator for diluted earnings per share-adjusted weighted-average shares	421,851	373,653	406,240	372,962
Basic earnings per share
Income (loss) from continuing operations	$(0.64)	$1.24	$(1.03)	$2.95
Loss from discontinued operations	(0.01)	(0.03)	(0.08)	(0.25)

Net income (loss)	$(0.65)	$1.21	$(1.11)	$2.70

Diluted earnings per share
Income (loss) from continuing operations	$(0.64)	$1.24	$(1.03)	$2.94
Loss from discontinued operations	(0.01)	(0.03)	(0.08)	(0.25)

Net income (loss)	$(0.65)	$1.21	$(1.11)	$2.69

(1)	Antidilutive weighted shares excluded from the computation of diluted earnings per share were 36.7 million and 25.1 million for the three months ended June 30, 2009 and 2008, respectively, and 38.0 million and 24.7 million for the six months ended June 30, 2009 and 2008, respectively.
(2)	In connection with the repurchase of the preferred shares from the U.S. Treasury, the remaining accretion of the discount rate was accelerated and treated as a dividend in the second quarter of 2009.

Note 11

Mortgage Servicing Rights

MSRs are recognized when purchased and in conjunction with loan sales and securitization transactions when servicing rights are retained by the Company; changes in fair value are recognized in mortgage servicing and other income. The Company may enter into derivatives to economically hedge changes in fair value of MSRs. The Company has sold mortgage loans through whole loan sales transactions, and in some instances the loans were subsequently securitized by the third party purchaser and transferred into a VIE, and also through securitization transactions. The Company records the MSR at estimated fair value and has no other loss exposure over and above the recorded fair value.

The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights during the three and six months ended June 30, 2009 and June 30, 2008:

	Three Months Ended June 30		Six Months Ended June 30
Mortgage Servicing Rights:	2009	2008	2009	2008
Balance, beginning of period	$258,663	$206,110	$150,544	$247,589
Acquired in acquisitions (1)	—	—	109,538	—
Originations	4,898	—	7,240	—
Sales	—	(267)	—	(273)
Change in fair value, net	17,181	26,580	13,420	(14,893)

Balance, end of period	$280,742	$232,423	$280,742	$232,423

Ratio of mortgage servicing rights to related loans serviced for others	0.91%	0.89%	0.91%	0.89%
Weighted average service fee	0.30	0.28	0.30	0.28

(1)	Related to the Chevy Chase Bank acquisition completed on February 27, 2009.

Fair value adjustments to the MSRs for the three and six months ended June 30, 2009 included a $7.6 million and $14.0 million decrease due to run-off, respectively, and a $24.8 million and $27.5 million increase due to changes in the valuation inputs and assumptions, respectively.

The valuation adjustments for the MSR were partially offset by changes in the fair value of economic hedging instruments of $15.5 million and $35.5 million for the three months ended June 30, 2009 and 2008, respectively, which were recognized in non-interest income. For additional information on hedging activities, refer to Note 13.

The significant assumptions used in estimating the fair value of the servicing assets at June 30, 2009 and 2008 were as follows:

	June 30, 2009	June 30, 2008
Weighted average prepayment rate (includes default rate)	18.98%	23.67%
Weighted average life (in years)	4.9	4.1
Discount rate	11.89%	10.26%

The decrease in the weighted average prepayment rate, and therefore the increase in the weighted average life, has been driven by a reduction in voluntary attrition due to market conditions.

At June 30, 2009, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $11.1 million and $22.1 million, respectively.

As of June 30, 2009, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $45.5 billion, of which $31.5 billion was serviced for investors other than the Company. The Chevy Chase Bank acquisition added $17.9 billion to the mortgage loan servicing portfolio, of which $10.0 billion was serviced for other investors. As of June 30, 2008, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $38.0 billion, of which $26.5 billion was serviced for investors other than the Company.

Servicing income, which includes contractual servicing fees, late fees and ancillary fees, totaled $20.6 million and $21.9 million for the three months ended June 30, 2009 and 2008, respectively.

Note 12

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

The Company anticipates recording charges of approximately $60.0 million in excess of the original $300.0 million pre-tax over the course of the cost reduction initiative as the Company has extended the initiative due to the continued economic deterioration. Approximately half of these charges are related to severance benefits, while the remaining charges are associated with items such as contract and lease terminations and consolidation of facilities and infrastructure. Since the start of the initiative the Company has incurred charges of $319.3 million.

As a result of the acquisition of Chevy Chase Bank, the Company has recorded certain restructuring charges within the income statement associated with the integration of Chevy Chase Bank into the operations of the Company. The employee termination benefits expenses presented below represent one-time activities and do not represent ongoing costs to fully integrate Chevy Chase Bank. The Company also expects to incur costs associated with contract and lease terminations and consolidation of facilities and infrastructure.

Restructuring expenses associated with continuing operations were comprised of the following:

	Chevy Chase Acquisition	2007 Company Initiative
	Three and six months ended June 30, 2009	Three months ended June 30, 2009	Six months ended June 30, 2009
Restructuring expenses:
Employee termination benefits	$14,411	$15,975	$27,891
Communication and data processing	—	42	705
Supplies and equipment	—	1,515	2,729
Occupancy	—	10,778	11,431
Other	—	653	3,834

Total restructuring expenses	$14,411	$28,963	$46,590

Employee termination benefits include for the 2007 company initiative charges for executives of the Company for the three and six months ended June 30, 2009 of $0.1 million and $3.3 million, respectively, and charges for associates of $15.8 million and $24.6 million for the three and six months ended June 30, 2009, respectively.

The Company made $26.8 million ($20.5 million related to 2007 initiative and $6.3 related to the Chevy Chase acquisition) and $38.9 million ($32.6 million related to 2007 initiative and $6.3 related to the Chevy Chase acquisition) in cash payments for restructuring charges during the three and six months ended June 30, 2009, respectively that related to employee termination benefits. Restructuring accrual activity associated with the Company’s cost initiative for the three and six months ended June 30, 2009, was as follows:

	Chevy Chase Acquisition	2007 Company Initiative
	Three and six months ended June 30, 2009	Three months ended June 30, 2009	Six months ended June 30, 2009
Restructuring accrual activity:
Balance, beginning of period	$—	$98,219	$92,749
Restructuring charges	14,411	28,963	46,590
Cash payments	(6,269)	(20,505)	(32,662)
Noncash write-downs and other adjustments	2,440	3,788	3,788

Balance, end of period	$10,582	$110,465	$110,465

Note 13

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

The following table provides the notional value and fair values of the Company’s derivative instruments, by category, as of June 30, 2009:

	As of June 30, 2009
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments under FAS 133
Cash Flow Interest Rate Contracts	$5,086,649	Other assets	$—	Other liabilities	$(153,105)
Cash Flow Foreign Exchange Contracts	739,558	Other assets	11,165	Other liabilities	(28,716)
Fair Value Interest Rate Contracts	17,329,567	Other assets	356,935	Other liabilities	(68,571)
Net Investment Foreign Exchange Contracts	54,297	Other assets	4,818	Other liabilities	—

Subtotal	$23,210,071		$372,918		$(250,392)

	As of June 30, 2009
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Positive Fair Value (1)	Balance Sheet Location	Negative Fair Value (1)
Derivatives not designated as hedging instruments under FAS 133
Trading Interest Rate Contracts	$9,220,161	Other assets	$209,055	Other liabilities	$(193,062)
Non-Trading Interest Rate Contracts	26,818,068	Other assets	598,918	Other liabilities	(569,952)
Non-Trading MSR Interest Rate Contracts	1,000,000	Other assets	19,195	Other liabilities	(17,566)
Non-Trading Other Contracts	1,388,705	Other assets	2,678	Other liabilities	(18,669)

Subtotal	$38,426,934		$829,846		$(799,249)

Total Derivatives	$61,637,005		$1,202,764		$(1,049,641)

(1)	The above table does not reflect $3.6 million of counterparty credit risk. Counterparty credit risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

Fair Value Hedges

The Company has entered into forward exchange contracts to hedge foreign currency denominated investments against fluctuations in exchange rates. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk of adverse effects from movements in exchange rates.

The Company has also entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s senior notes, subordinated notes, public fund certificates of deposit, and U.S. Agency investments from fixed rates to variable rates over the next ten years. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

During the second quarter of 2009, the Company entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s brokered CD liabilities from fixed rate to variable rates over the next nine years. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. During the second quarter of 2009 the Company realized interest expense savings of $9.9 million.

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

At June 30, 2009, the Company expects to reclassify $4.0 million of net gains, after tax, on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur.

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

Non-Trading Interest Rate Contracts

The Company uses interest rate swaps to manage interest rate sensitivity related to loan securitizations of the Company’s non-mortgage related securitization programs. The Company enters into interest rate swaps with its securitization trust and essentially offsets the derivative with separate interest rate swaps with third parties. The Company is exposed to higher credit risk related to interest rate swaps with the trust, and has charged a higher rate to offset this risk. The trust is unable to post collateral because of its QSPE status. The Company has recorded a $32.3 million reserve in other non-interest income against the asset value to mitigate the credit exposure of which $45 million was recorded during the first quarter of 2009 and a release of $12.7 million during the second quarter of 2009.

The Company uses interest rate cap agreements and reciprocal basis swap agreements in conjunction with the securitization of certain payment option mortgage loans. The interest rate cap agreements limit the Company’s exposure to interest rate risk by providing for payments to be made to the Company by third parties when the one-month libor rate exceeds the applicable strike rate. These agreements have individual predetermined notional schedules and stated expiration dates, and relate to both currently outstanding and previously called securitization trusts. The reciprocal basis swap agreements are held with external counterparties and are structured to mirror the basis swap agreements within securitization programs. The basis swaps in the securitization structures fund the payment of uncapped floating rate interest to note holders in the trust. While payments on the basis swaps and the reciprocal basis swaps may be similar in amounts, the Company is not a party to any of the derivative contracts between the derivative providers and the securitization trusts.

The Company uses interest rate swaps in conjunction with its auto securitizations. These swaps have zero balance notional amounts unless the pay down of auto securitizations differs from its scheduled amortization.

Through its subsidiary Chevy Chase Bank, the Company enters into commitments to originate loans whereby the interest rate of the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intends to sell in the secondary market are considered freestanding derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of gain on sale of loans. In accordance with Staff Accounting Bulletin No, 105, Application of Accounting Principles to Loan Commitments, interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are determined based on current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loans will fund within the terms of the commitment. The initial value inherent in the loan commitments at origination is recognized through gain on sale of loans when the underlying loan is sold. Both the interest rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of gain on sale of loans. As of June 30, 2009, the Company has $315.5 million in loan commitments.

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings in non-interest income.

Non-Trading Other Contracts

The Company uses interest rate swaps and To Be Announced (“TBA”) forward contracts and futures contracts in conjunction with hedging the economical risk associated with its mortgage servicing rights portfolio. These derivatives are designed to offset changes in the value of mortgage servicing rights attributable to interest rate fluctuations.

The Company uses TBA forward contracts and whole loan commitments in conjunction with its interest rate locks and held-for-sale fixed rate mortgages (collectively “mortgage commitments”). These derivatives are designed to provide a known future price for these mortgage commitments.

The following table shows the effect of the Company’s derivative instruments, by category, on the income statement for the three months and six months ended June 30, 2009:

Derivatives in Fair Value Hedging Relationships

	Location of Gain/(Loss) in Income on Derivative	Gain/(Loss) in Income on Derivative	Hedged Items in Fair Value Hedge Relationship	Location of Gain/(Loss) Recognized in Income on Related Hedged Item	Gain/(Loss) Recognized in Income on Related Hedged Items	Net Gain/(Loss)
For Three Months Ended June 30, 2009

Interest Rate Contracts	Other Non-Interest Income	$(261,389)	Fixed-rate Debt	Other Non-Interest Income	$268,606	$7,217

For Six Months Ended June 30, 2009

Interest Rate Contracts	Other Non-Interest Income	$(309,170)	Fixed-rate Debt	Other Non-Interest Income	$316,387	$7,217

Cash Flow Hedging Relationships

	Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from OCI into Income	Gain/(Loss) Reclassified from OCI into Income	Location of Gain/(Loss) Recognized in Income (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
For Three Months Ended June 30, 2009
Interest Rate Contracts	$42,740	Interest Income (Expense)	$(24,341)	None	$—
Foreign Exchange Contracts	(4,129)	Other Non-Interest Income	7,478	None	—

	$38,611		$(16,863)		$—

For Six Months Ended June 30, 2009
Interest Rate Contracts	$106,464	Interest Income (Expense)	$(59,816)	None	$—
Foreign Exchange Contracts	12,024	Other Non-Interest Income	(2,870)	None	—

	$118,488		$(62,686)		$—

Net Investment Hedging Relationships

	Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For Three Months Ended June 30, 2009
Foreign Exchange Contracts	$(4,388)	None	$—	None	$—

For Six Months Ended June 30, 2009

Foreign Exchange Contracts	$(3,838)	None	$—	None	$—

Derivatives Not Designated as Hedging Instruments under Statement 133

For Three Months Ended June 30, 2009
	Location of Gain (Loss) in Income	Gain (Loss) in Income
Trading Interest Rate Contracts	Other Non-Interest Income	$4,776
Non-Trading Interest Rate Contracts	Other Non-Interest Income	61,200
Non-Trading MSR Interest Rate Contracts	Mortgage Banking Operations	(12,420)
Non-Trading Other Contracts	Mortgage Banking Operations	(20,863)

Subtotal		$32,693

For Six Months Ended June 30, 2009
	Location of Gain (Loss) in Income	Gain (Loss) in Income
Trading Interest Rate Contracts	Other Non-Interest Income	$7,229
Non-Trading Interest Rate Contracts	Other Non-Interest Income	(4,880)
Non-Trading MSR Interest Rate Contracts	Mortgage Banking Operations	(17,156)
Non-Trading Other Contracts	Mortgage Banking Operations	(12,022)

Subtotal		$(26,829)

Credit Default Swaps

The Company has credit exposure resulting from swap agreements related to loss mitigation for certain manufactured housing securitization securitizations issued by GreenPoint Credit LLC in 2000. The maximum credit exposure from these swap agreements is $36.0 million as of June 30, 2009. The fair value of the Company’s obligations under the swap agreements was $21.5 million at June 30, 2009 and is recorded as other liabilities. See Note 14 for additional information about manufactured housing securitization transactions.

Credit Risk Related Contingency Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below investment grade, it would be in violation of those provisions, and the counterparties of the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009, is $1.0 billion for which the Company has posted collateral of $578.7 million during the normal course of business, which consists of a combination of securities and cash. If the credit-risk-related features underlying these agreements had been triggered on June 30, 2009, the Company would be required to post an additional $67.4 million of collateral to its counterparties.

Counterparty Risk

In the event of counterparty default our economic loss may be higher than the uncollateralized exposure of our derivatives if we were not able to replace the defaulted derivatives in a timely fashion. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest-rate swaps and foreign currency swaps will increase under certain adverse market conditions by performing periodic market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming changes in the level of market rates over a brief time period. During the second quarter, the Company recorded a $2.0 million reduction to fair value for assets and a $5.6 million reduction to fair value for liabilities in other non-interest income.

Note 14

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

Accounts Receivable from Securitizations

	As of June 30, 2009
	Non Mortgage	Mortgage	Total
Interest only strip classified as trading	$8,031	$273,014	$281,045
Retained interests classified as trading
Retained notes	522,837	—	522,837
Cash collateral	687,827	899	688,726
Investor AIR	713,832	—	713,832

Total retained interests classified as trading	1,924,496	899	1,925,395
Retained interests classified as available for sale	1,732,773	—	1,732,773
Other retained interests	—	14,154	14,154

Total retained residual interests	3,665,300	288,067	3,953,367
Collections on deposit for off balance sheet securitizations (1)(2)	697,013	(518)	696,495
Collections on deposit for secured borrowings	570,106	—	570,106

Total Accounts Receivable from Securitizations	$4,932,419	$287,549	$5,219,968

(1)	Collections on deposit for off-balance sheet securitizations include $222 million of principal collections accumulated for expected maturities of securitization transactions as of June 30, 2009.
(2)	Collections on deposit for off-balance sheet securitizations are shown net of payments due to investors for coupon on the notes.

Off-Balance Sheet Securitizations—Non Mortgage

Off-balance sheet securitizations involve the transfer of pools of loan receivables by the Company to one or more third-party trusts or QSPEs in transactions that are accounted for as sales in accordance with SFAS 140. The trusts can engage only in limited business activities to maintain QSPE status. Certain undivided interests in the pool of loan receivables are sold to external investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the loan receivables transferred. Each new off-balance sheet securitization results in the removal of loan principal receivables equal to the sold undivided interests in the pool of loan receivables (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. Securities held by external investors totaling $42.3 billion as of June 30, 2009 represent undivided interests in the pools of loan receivables that are sold in underwritten offerings or in private placement transactions.

The remaining undivided interests in principal receivables and the related unpaid billed finance charge and fee receivables is considered transferor’s interest which is retained by the Company and continues to be recorded as loans on the Consolidated Balance Sheet as these loan receivables have not been sold to external investors. The amount of transferor’s interest fluctuates as the accountholders make principal payments and incur new charges on the accounts. The amount of retained loan receivables, representing transferor’s interest was $13.5 billion as of June 30, 2009.

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

During the three months ending June 30, 2009 the Company recorded an impact of $127 million to the income statement from the decrease in the fair value of retained interests, of which $1 million related to I/O strip write downs. The decrease in the fair value of retained interests was driven primarily by higher volumes of both retained notes and cash collateral. The Company held more retained senior and subordinated tranches, either as required by the trusts for issuance of new securitizations or as part of our strategy to hold senior retained tranches.

For the credit card trusts, the amount of cash held in spread accounts increased during the three month period ending June 30, 2009, from $273 million at March 31, 2008 to $758 million at June 30, 2009. The income statement impact of write downs related to the spread account balances for the three months ended June 30, 2009, totaled $41 million, compared to $5 million for the three months ended March 31, 2009. The increase in volume was due to current economic conditions leading to excess spread within some of the trusts hitting spread account funding triggers. This event requires the excess cash to be diverted to a spread account set aside for the benefit of the subordinated certificates of the trust, instead of being paid immediately to the Company. The excess spread is a measure of the profitability of the assets in the trust expressed as a percentage of the balance outstanding. If the three month average excess spread moves back above the trigger level, the funds in the spread account will be released and available for distributions. These spread accounts are included as retained residual interests classified as trading and are appropriately recorded at fair value. While spread account funding triggers have been hit, for the majority of the card trusts, an early amortization event is not triggered until excess spread is less than 0% for a three month average. Excess spread for the card trusts ranged from 3.6% to 8.3%. In addition to assessing the fair value of the spread account funding the Company also recorded an impact of $24 million related to fair value adjustments on investors accrued interest receivable. This was related to the continued spread account funding, and subsequent delay in the Company receiving the accrued interest back. The final element of the total income statement impact of $127 million to the income statement from the decrease in the fair value of retained interests was $61 million related to the retained subordinated notes held by the company, which was driven by a combination of higher volumes and lower rates of return.

All of these retained residual interests are subject to loss in the event assumptions used to determine the estimated fair value do not prevail, or if borrowers default on the related securitized loans and the Company’s retained subordinated tranches are used to repay investors. See the table below for key assumptions and sensitivities for retained interest valuations.

In addition to the retained residual interests, the Company also has receivables from the trusts related to interest rate derivatives. These are shown as derivative receivables in other assets. Due to the recent deterioration of performance in the trusts and the inability of the trust to post collateral, the Company has recorded a valuation adjustment for these receivables. See note 13 on derivatives for further details of this.

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

Key Assumptions for Retained Interest Valuations

The key assumptions used in determining the fair value of the interest-only strip and other retained residual interests resulting from securitizations of loan receivables completed during the period included the weighted average ranges for net charge-off rates, principal repayment rates, lives of receivables and discount rates included in the following table. The net charge-off rates are determined using forecasted net charge-offs expected for the trust calculated consistently with other company net charge-off forecasts. The principal repayment rate assumptions are determined using actual and forecasted trust principal repayment rates based on the collateral. The lives of receivables are determined as the number of months necessary to pay off the investors given the principal repayment rate assumptions. The discount rates are determined using primarily trust specific statistics and forward rate curves, and are reflective of what market participants would use in a similar valuation. Additionally accrued interest receivable, cash reserve and spread accounts are discounted over the estimated life of the assets.

As of June 30, 2009
Weighted average life for receivables (months)	9
Principal repayment rate (weighted average rate)	13%
Charge-off rate (weighted average rate)	10%
IO Strip Discount rate (weighted average rate)	15%
Retained Interests Discount rate (weighted average rate)	12%

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

Key Assumptions and Sensitivities for Retained Interest Valuations

	Six Months Ended June 30, 2009
	Interest-only strip	Retained Interests
Interest-only strip/ Retained Interests	$8,031	$3,657,269
Weighted average life for receivables (months)	9	9
Principal repayment rate (weighted average rate)	13%	13%
Impact on fair value of 10% adverse change	$85	$(13,235)
Impact on fair value of 20% adverse change	$(261)	$(25,795)
Charge-off rate (weighted average rate)	10%	10%
Impact on fair value of 10% adverse change	$(7,021)	$(18,646)
Impact on fair value of 20% adverse change	$(7,895)	$(22,767)
Discount rate (weighted average rate)	15%	12%
Impact on fair value of 10% adverse change	$(60)	$(23,125)
Impact on fair value of 20% adverse change	$(119)	$(46,011)

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

The Company is currently involved in two amortizing installment loan securitization programs. One of these installment loan trusts hit an additional amortization trigger within the first quarter of 2009, due to the performance of the loans within the trust. The Company began securitizing unsecured installment loans beginning in 1997 and a final addition into the trust occurred in early 2007. The trust has issued securities to external investors totaling $288 million. The impact of hitting the amortization trigger resulted in the trust moving from a pro rata amortization to a sequential amortization, which means that the Company is no longer receiving pro rata cash allocations on the retained subordinated tranches that it holds. The Company has no requirements to provide the trust with additional funding or to transfer additional receivables. As of June 30, 2009, the Company has funded $20 million in a cash reserve account and holds a $12 million retained subordinated note which represents our maximum exposure of loss. The cash reserve account is carried at fair value of $16.5 million with fair value adjustments of $3.8 million recorded in earnings. The retained subordinated note is carried at fair value of $9.9 million with fair value adjustments of $2.1 million recorded in other comprehensive income. The change in amortization will not significantly impact the Company. The expected amortization period of this trust is 18 months, which is consistent with the expected amortization period prior to hitting the trigger.

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

	Three months ended June 30, 2009	Six months ended June 30, 2009
Proceeds from new securitizations	$3,934,782	$7,049,716
Collections reinvested in revolving securitizations	16,136,193	32,685,149
Repurchases of accounts from the trust	185	9,210
Servicing fees received	220,461	442,052
Cash flows received on retained interests(1)	1,013,625	2,568,584

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the trust to the Company.

For the three months ended June 30, 2009, the Company recognized gross gains of $8.4 million on both the public and private sale of $3.9 billion of loan principal. Year to date the Company recognized gross gains of $17.5 million on both the public and private sale of $7.0 billion of loan principal. These gross gains are included in servicing and securitizations income. In addition, the Company recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $16.7 million and $22.0 million for the three months and six months ended June 30, 2009. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Supplemental Loan Information

Loans included in securitization transactions which qualify as sales under GAAP have been removed from the Company’s “reported” balance sheet, but are included within the “managed” financial information, as shown in the table below.

	Three Months Ended June 30, 2009
	Loans Outstanding	Loans Delinquent
Managed loans	$146,250,724	$5,987,449
Securitization adjustments	(45,177,095)	(2,241,752)

Reported loans	$101,073,629	$3,745,697

	Average Loans	Net Charge- Offs
Managed loans	$148,609,132	$2,089,090
Securitization adjustments	(43,331,087)	(969,935)

Reported loans	$105,278,045	$1,119,155

Off-Balance Sheet Securitizations—Mortgage

The Company periodically sells various loan receivables through asset-backed securitizations, in which receivables are transferred to trusts and certificates are sold to investors. The outstanding trust certificate balance at June 30, 2009 was $5.0 billion. There were no loans sold into new trusts during the period and no gains recognized during the period.

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

In connection with the securitization of certain payment option arm mortgage loans, the Company is obligated to fund a portion of any “negative amortization” resulting from monthly payments that are not sufficient to cover the interest accrued for that payment period. For each dollar of negative amortization funded by the Company, the balance of certain mortgage-backed securities received by the Company as part of the securitization transaction increase accordingly. As the borrowers make principal payments, the securities receive their pro rata portion of those payments in cash, and the balances of those securities held by the Company are reduced accordingly. This liquidity facility is treated as an off-balance sheet commitment. As funds are drawn the Company records an asset in the form of negative amortization bonds, which are classified as securities held to maturity. The Company has also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See Note 13 for further details on these derivatives.

Key Assumptions and Sensitivities for Retained Interest Valuations

Servicing, securitization and mortgage banking income includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions.

For the six months ended June 30, 2009, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

Six Months Ended June 30, 2009
Carrying value (fair value)	$273,913
Weighted average life (in years)	4.4
Prepayment speed assumption	20.0%
Impact on fair value at 10% adverse change	$296
Impact on fair value at 20% adverse change	$(5,961)
Residual cash flow discount rate (annual)	11.5%
Impact on fair value at 10% adverse change	$3,506
Impact on fair value at 20% adverse change	$(8,229)

Cash Flows related to the Off Balance Sheet Securitizations

The following table summarizes certain cash flows received from securitization trusts for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Proceeds from new securitizations	$—	$—
Servicing fees received	4,929	6,605
Cash flows received on retained interests	25,095	33,751

Supplemental Loan Information

Principal balances of off balance sheet single family residential loans, delinquent amounts and net credit losses being serviced by the Company, at June 30, 2009, were as follows:

June 30, 2009
Total Principal Amount of Loans	$5,082,088
Principal Amount of Loans Past Due 90 Days or More or Non-Performing	$1,277,074

Net Credit Losses	$51,008

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

The agreements were entered into between 2005 and 2007, relating to the transfers of pools of auto loans initially totaling $25.1 billion to auto securitization trusts. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest at fixed and variable rates and mature between September 2009 and June 2011, or earlier, depending upon the repayment of the underlying auto loans. At June 30, 2009, $5.27 billion of the external secured borrowings were outstanding. At June 30, 2009 the auto loans within the trust totaled $5.63 billion. The difference represents over collateralization of loans that are expected to be returned to the Company as investors receive payment of principal and the over collateralization requirement is reduced.

The Company is required to remit principal collections to the trust when the securitization transaction is scheduled to mature or earlier if an amortizing event has occurred. Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers which would accelerate the need for funding. No early amortization events related to the Company’s securitizations accounted for as secured borrowings have occurred for the six months ended June 30, 2009.

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

The Company was required to fund letters of credit in 2004 to cover losses, is obligated to fund amounts under swap agreements for certain transactions and has the right to any funds remaining in the letters of credit after the securities are released. The balance of the funded letters of credit was $213 million at June 30, 2009. The fair value of the expected residual balances on the funded letters of credit was $12 million at June 30, 2009 and is included in other assets. The Company’s maximum exposure under the swap agreements was $36 million at June 30, 2009. The fair value of the Company’s obligations under these swaps was $21.5 million at June 30, 2009 and is recorded as other liabilities.

The principal balance of manufactured housing securitization transactions where the Company is the residual interest holder was $1.6 billion as of June 30, 2009. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, approximately $420 million of loans receivable would be assumed by the Company upon execution of the call.

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

Securitization Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Company entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at anytime the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Company shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Company the amount of such payment. At June 30, 2009, the maximum exposure to the Company under the letter agreements was approximately $7.2 million. These guarantees are not recorded on the balance sheet because they are grandfathered under the provisions of FIN 45.

Note 15

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

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.4 billion at June 30, 2009. As of June 30, 2009, financial guarantees had expiration dates ranging from 2009 to 2018. The fair value of the guarantees outstanding at June 30, 2009 that have been issued since January 1, 2003, was $2.8 million and was included in other liabilities.

Loan and Line of Credit Commitments

The Company’s discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain SPEs which securitized some of those loans. Those SPEs had aggregate assets of $128.1 million at June 30, 2009, representing the amount outstanding on the home equity lines of credit at that date. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. GreenPoint’s ability to recover the full amount advanced to customers is dependent on monthly collections on the loans. In certain limited circumstances, such future advances could be reduced if GreenPoint suspends the right of mortgagors to receive draws or reduces the credit limit on home equity lines of credit.

There are eight securitization transactions where GreenPoint is a residual interest holder with the longest draw period currently extending through 2023. GreenPoint has funded $21.0 million of advances through June 30, 2009, of which $2.7 million and $5.4 million was advanced in the three and six months ended June 30, 2009, respectively, related to these transactions. The Company believes it is probable that a loss has been incurred on these transactions due to the deterioration in asset performance through June 30, 2009, and has written off the entire amount of the advances as incurred. The maximum potential amount of future advances related to all third-party securitizations where GreenPoint is the residual interest holder is $180.9 million, an amount which represents the total loan amount on the home equity lines of credit within those eight securitizations. The total unutilized amount as of June 30, 2009 is $52.8 million.

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

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including the Company and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery. Fact Discovery has closed and limited expert discovery is ongoing. The defendants are briefing motions to dismiss and an opposition to the plaintiffs’ motion for class certification.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Company (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their National Bank Act, Depository Institutions Deregulation Act of 1980 and California Unfair Competition Law claims, but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions.

On February 5, 2009, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), a subsidiary of Capital One Financial Corporation, was named as a defendant in an action commenced in the Supreme Court of the State of New York, New York County. Plaintiffs, U.S. Bank National Association, Syncora Guarantee Inc. formerly known as XL Capital Assurance Inc. and CIFG Assurance North America, Inc. allege that GreenPoint violated certain representations and warranties in two contracts pursuant to which GreenPoint sold a group of mortgages. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the mortgages. GreenPoint has filed a motion to dismiss the complaint.

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

In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. The Company made a FAS 159 election on the indemnification guarantee to Visa and the fair value of the guarantee at June 30, 2009 and 2008 was zero, respectively.

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

Note 16

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

The Company’s involvement in these arrangements can take many different forms, including securitization activities, servicing activities, the purchase or sale of mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”) in connection with our investment portfolio, and loans to VIEs that hold debt, equity, real estate or other assets. In certain instances, the Company also provides guarantees to VIEs or holders of variable interests in VIEs. In addition to the information contained in this Note, the Company has disclosed its involvement with other types of VIEs in Note 11—Mortgage Servicing Rights, Note 14—Securitizations and Note 15—Commitments, Contingencies and Guarantees.

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

As part of its community reinvestment initiatives, the Company invests in private investment funds that hold ownership interests in VIEs or provide debt financing to VIEs to support multi-family affordable housing properties. The Company receives affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The assets of these entities at June 30, 2009 and December 31, 2008 were approximately $6.4 billion and $5.2 billion, respectively. The Company is not required to consolidate these entities because it does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company records its interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company holds variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also variable interests of the Company. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. The Company receives federal and state tax credits for these investments. The Company consolidates the VIEs for which it absorbs the majority of the entities’ expected losses or receives a majority of the entities’ expected residual returns. The assets of the entities consolidated by the Company at June 30, 2009 and December 31, 2008 were approximately $206.8 million and $189.7 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. The assets of the entities that the Company held a significant interest in but were not required to consolidate at June 30, 2009 and December 31, 2008 were approximately $54.4 million and $46.6 million, respectively. The Company records its interests in these unconsolidated VIEs in loans held for investment and other assets. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company also has a variable interest in a trust that is included in the Other unconsolidated VIEs in the table below. The trust has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The assets of the trust at June 30, 2009 and December 31, 2008 were approximately $470.3 million and $538.5 million, respectively. The Company is not required to consolidate the trust because it does not absorb the majority of the trust’s expected losses nor does it receive a majority of the trust’s expected residual returns. The Company records its interest in the trust in loans held for investment. As referenced in the table below, the Company’s maximum exposure to the trust is limited to its variable interest. The creditors of the trust have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The following table presents the carrying amount of assets and liabilities of those VIEs for which the Company is the primary beneficiary, the carrying amount of assets and liabilities and maximum exposure to loss of those VIEs of which the Company is not the primary beneficiary but holds a significant variable interest.

	Consolidated(1)		Unconsolidated
	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(2)(3)
Variable interest entities, June 30, 2009
Affordable housing entities	$—	$—	$1,126,868	$572,292	$1,126,868
Entities that provide capital to low-income and rural communities	206,807	49,641	54,404	—	54,404
Other	—	—	225,662	—	225,662

Total variable interest entities	$206,807	$49,641	$1,406,934	$572,292	$1,406,934

Variable interest entities, December 31, 2008
Affordable housing entities	$—	$—	$971,151	$554,605	$971,151
Entities that provide capital to low-income and rural communities	189,700	37,701	46,558	—	46,558
Other	—	—	246,038	—	246,038

Total variable interest entities	$189,700	$37,701	$1,263,747	$554,605	$1,263,747

(1)	The Company consolidates a VIE when it is the primary beneficiary that will absorb the majority of the expected losses, majority of the expected residual returns or both.
(2)	The maximum exposure to loss represents the amount of loss the Company would incur in the unlikely event that all of the assets in the VIEs became worthless.
(3)	The Company’s maximum exposure to loss is limited to the carrying amount of assets because the Company is not required to provide any support to these entities other than what it was previous contractually required to provide.

Note 17

Subsequent Events

In accordance with SFAS 165, the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company evaluated subsequent events through August 10, 2009.

Based on the evaluation, the Company did not identify any recognized subsequent events that would have required adjustment to the financial statements. The following were nonrecognized subsequent events identified by the Company:

On July 26, 2009, the Company sold its U.K. deposits business. The amount of deposits sold totalled approximately $1.2 billion. The Company recognized a small loss on the sale.

On July 29, 2009, the Company issued $1.0 billion of trust preferred securities at a fixed rate of 10.25%, due 2039.

On July 30, 2009, the Company merged Chevy Chase Bank, F.S.B with and into CONA.

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

On February 27, 2009, the Company acquired Chevy Chase Bank for $475.9 million comprised of cash of $445.0 million and 2.56 million shares of common stock valued at $30.9 million. Chevy Chase Bank has the largest retail branch presence in the Washington D.C. region. See Note 2 for more information regarding the acquisition.

On July 30, 2009 the Company merged Chevy Chase Bank, F.S.B. with and into CONA.

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

Loans Acquired

Loans acquired in connection with acquisitions are accounted for under Statement of Financial Accounting Standard 141(R), Business Combinations (“SFAS 141(R)”) and/or Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), if the loan has experienced a deterioration of credit quality at the time of acquisition. Under both statements, acquired loans are recorded at fair value and the carry-over of the related allowance for loan and lease losses is prohibited. Fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. During the evaluation of whether a loan was considered impaired under SOP 03-3 or performing under SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Company considered the entire option arm, hybrid arm and construction to permanent portfolios to be impaired and accounted for under SOP 03-3. Portions of the commercial loan, auto, HELOC and other consumer loan portfolios, and the fixed mortgage portfolio were also considered impaired.

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

Goodwill

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s reporting units are Local Banking, U.S. Card, Auto Finance, and International. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. Since our annual impairment testing, our stock price, along with the stock prices of others in the financial services industry, declined significantly, resulting in a decline in our market capitalization. The Company has continued to monitor its market capitalization, regulatory actions and assessments, as well as overall economic conditions and other events or circumstances. For the three and six months ended June 30, 2009, no impairment of goodwill was recognized.

III. Off-Balance Sheet Arrangements

See our Annual Report on Form 10-K for the year ended December 31, 2008, Part III, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the Company’s off-balance sheet arrangements.

Of the Company’s total managed loans, 31% and 34% were included in off-balance sheet securitizations for the periods ended June 30, 2009 and June 30, 2008, respectively.

Qualifying SPEs

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166, An Amendment of FASB Statement No. 140 (“SFAS 166”), and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), to variable interest entities that are qualifying special-purpose entities. SFAS 167 retains the scope of FIN 46R with the addition of entities previously considered qualifying special-purpose entities. SFAS 166 and SFAS 167 are effective for the Company’s annual reporting period beginning January 1, 2010. The adoption of SFAS 166 and SFAS 167 could have a significant impact on the Company’s consolidated financial statements because the Company expects it will be required to consolidate at least some of its special purpose entities to which pools of loan receivables have been transferred in transactions previously qualifying as sales. Holding more of these assets on the Company’s balance sheet may require it to take various actions, including raising additional capital, in order to meet regulatory capital requirements. Such capital may not be available on terms favorable to the Company, if at all, and could have a negative impact on the Company’s financial results. As of June 30, 2009, the Company had approximately $44.5 billion of credit card receivables held by QSPEs.

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

As of and for the three months ended June 30, 2009

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$1,946,586	$1,012,607	$2,959,193
Non-interest income	1,231,687	(42,672)	1,189,015

Total revenue	3,178,273	969,935	4,148,208
Provision for loan and lease losses	934,038	969,935	1,903,973
Net charge-offs	$1,119,155	$969,935	$2,089,090

Balance Sheet Measures
Loans held for investment	$101,073,629	$45,177,095	$146,250,724
Total assets	171,911,307	42,229,427	214,140,734
Total liabilities	146,581,731	42,229,427	188,811,158
Average loans held for investment	105,278,045	43,331,087	148,609,132
Average earning assets	151,416,846	40,403,928	191,820,774
Average total assets	177,589,212	40,773,947	218,363,159
Average total liabilities	149,929,755	40,773,947	190,703,702
Delinquencies	$3,745,697	$2,241,752	$5,987,449

(1)	Income statement adjustments for the three months ended June 30, 2009 reclassify the net of finance charges of $1,153.9 million, past due fees of $164.6 million, other interest income of $(38.5) million and interest expense of $267.4 million; and net charge-offs of $969.9 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	The managed loan portfolio does not include mortgage loans or auto loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

V. Management Summary

Management Summary

The following discussion provides a summary of June 30, 2009 results compared to June 30, 2008 results on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis. The results of the Company’s mortgage origination operations of GreenPoint are accounted for as discontinued operations.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The Company had a net loss available to common shareholders of $275.5 million or $0.65 per common share for the three months ended June 30, 2009, including the impact of the repurchase of the preferred shares issued to the U.S. Treasury. Excluding the impact of the repurchase of the preferred shares, the Company had net income of $224.2 million for the three months ended June 30, 2008, compared to net income of $452.9 million, or $1.21 per common share (diluted). Net income for the three month period ended June 30, 2009 included an after-tax loss from discontinued operations of $6.0 million, or $0.01 per common share (diluted), compared to an after-tax loss from discontinued operations of $9.6 million, or $0.03 per common share (diluted) for the three month period ended June 30, 2008.

Income from continuing operations for the period ended June 30, 2009 was $230.2 million, a decrease of $232.3 million, or 50.2% compared to earnings from continuing operations of $462.5 million at June 30, 2008. Diluted earnings per common share from continuing operations at June 30, 2009 were ($0.64), a decrease of 151.6% from $1.24 at June 30, 2008.

Q2 2009 Summary of Significant Events

Equity Offering

On May 11, 2009, the Company raised approximately $1.5 billion in proceeds through the issuance of 56 million shares of common stock at $27.75 per share.

Debt Issuances

On May 19, 2009, the Company issued $1.0 billion of non-guaranteed unsecured parent debt aggregate principal amount of 7.375% Senior Notes due May 23, 2014.

On June 18, 2009, COBNA issued $1.5 billion aggregate principal amount of 8.800% Subordinated Notes due July 15, 2019.

On July 29, 2009 the Company issued $1.0 billion of trust preferred securities at a fixed rate of 10.25% due August 15, 2039.

U.S Treasury Department’s Capital Purchase Program Participation

On June 17, 2009, the Company repurchased all 3,555,199 preferred shares, at par, issued in the fourth quarter of 2008 to the U.S. Treasury Department under the TARP Capital Purchase Program with a book value of $3.1 billion for approximately $3.57 billion, including accrued dividends. The warrants to purchase common shares, which were issued together with preferred shares in the fourth quarter of 2008 and with an allocated fair value of $491.5 million, remain outstanding and are included in paid-in capital on the balance sheet. With the repurchase of the preferred stock the remaining accretion of the discount of $461.7 million was accelerated into the second quarter and treated as a dividend and reduced income available to common shareholders.

U.S. Economic Recession and Credit Deterioration

The economic recession in the U.S. has continued to impact the Company in multiple ways. While the second quarter of 2009 has begun to show some positive signs, we have continued to see deterioration in credit performance across our loan portfolios. The Company has continued to fortify its financial position for success once the recession begins to abate. The following describes certain highlights in the second quarter:

•	Managed charge-off rate increased and the managed delinquency rate decreased by 48 basis points and 2 basis points, respectively, to 6.00% and 4.34%, respectively, from the first quarter of 2009,

•	The allowance for loan and lease losses decreased by $166.2 million to $4.5 billion driven primarily by declines in our loans outstanding balances, while maintaining a coverage ratio of 4.84%,

•	Our provision for loan and lease losses decreased from the first quarter of 2009 by $345.1 million to $934.0 million for the second quarter 2009,

•	Revenue suppression, which is the amounts billed to customers but not recognized as revenue, increased to $571.9 million from $544.4 million in the first quarter of 2009,

•

Experienced a $4.1 billion decrease from the first quarter of 2009 in managed loans held for investment, due to tightened underwriting, prior decisions to exit certain businesses and an increase in charge-offs,

•	Deposits decreased $4.4 billion as higher cost deposits were allowed to roll-off in conjunction with the contracting loan portfolio.

•

Increased our securities available for sale portfolio increased by $1.3 billion to $37.7 billion as we continued to invest in high-quality agency mortgage-backed securities and other highly rated securities backed by consumer loans.

Chevy Chase Bank Acquisition

On February 27, 2009, the Company acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash with a total value of $475.9 million. Under the terms of the stock purchase agreement, Chevy Chase Bank common shareholders received $445.0 million in cash and 2.56 million shares of Capital One common stock. In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net credit mark estimated at the time the deal was signed, the Company will share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “earn-out”). As of June 30, 2009, the Company has not recognized a liability associated with the earn-out because, given our expectations for credit losses on the portfolio the Company does not expect to make any payments under the earn-out. The maximum payment under the earn-out is $300.0 million and would occur after December 31, 2013. Subsequent to the closing of the acquisition all of the outstanding shares of preferred stock of Chevy Chase Bank and the subordinated debt of its wholly-owned REIT subsidiary, were redeemed. This acquisition improves the Company’s core deposit funding base, increases readily available and committed liquidity, adds additional scale in bank operations, and brings a strong customer base. Chevy Chase Bank’s results of operations are included in the Company’s results after the acquisition date of February 27, 2009.

The Chevy Chase Bank acquisition is being accounted for under the acquisition method of accounting in accordance with SFAS 141(R). Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Chevy Chase Bank acquisition date. Preliminary goodwill of $1.4 billion is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created through the scale, operational and product enhancement benefits that will result from combining the operations of the two companies. During the second quarter of 2009, the Company continued the analysis of the fair values and purchase price allocation of Chevy Chase Bank’s assets and liabilities. The Company recorded an increase to goodwill of $291.1 million as a result. The change was predominantly related to a reduction in the fair value of net loans, offset by a corresponding change in deferred tax assets. The Company has not finalized the analysis and still considers goodwill to be preliminary, except as it relates to deposits and borrowings. The fair value of the noncontrolling interest was calculated based on the redemption price of the interests, as well as any accrued but unpaid dividends. The shares of preferred stock of Chevy Chase Bank have been redeemed as noted above, and therefore, there is no longer a noncontrolling interest. See Note 2 for further information.

Stress Test Results

On May 5, 2009, examiners from the Board of Governors of the Federal Reserve System, the Federal Reserve Bank of Richmond, the Office of the Comptroller of the Currency and representatives from other federal bank supervisors (together the “Supervisors”) delivered a report to Capital One Financial Corporation (the “Company”) under the U.S. Department of the Treasury’s recently completed Supervisory Capital Assessment Program, also known as its “Stress Test.” In this report, the Supervisors provided the results of their estimates of the Company’s credit losses, resources available to absorb those losses and any necessary additions to capital under the “more adverse” Stress Test scenario. Resources available to absorb losses included the Company’s estimated pre-provision net revenues in 2009 and 2010, estimated loan loss allowance levels in 2009 and 2010, and existing capital resources. The Supervisors concluded that the Company did not need to raise any additional Tier 1 capital or Tier 1 common equity under the “more adverse” Stress Test scenario.

Business Outlook

The statements contained in this section are based on our current expectations regarding the Company’s 2009 financial results and business strategies. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors” and also in our Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended March 31, 2009.

2009 Expectations

The Company expects continued pressure on profitability as deteriorating global economic conditions negatively affect credit risk performance. As of June 30, 2009, the Company’s economic outlook assumed the national unemployment rate would increase to around 10.3% by the end of 2009 and that home prices, as measured by the Case-Schiller 20-City Index, would experience a “peak to trough” decline of around 42%.

Credit Risk:

•

The Company expects the quarterly U.S. Card sub-segment charge-off rate to increase through 2009 as the broader economy continues to weaken. In addition to the effects of the weakening economy, the company expects that in 2009 the charge-off rate in the U.S. Card sub-segment will be adversely impacted by (i) the shrinking portfolio and (ii) the implementation of OCC minimum payment practices. The Company expects the decrease in the size of its U.S. card portfolio to result in a 40 basis point increase in the U.S. Card third quarter 2009 charge-off rate.

For the first quarter 2009, the U.S. Card charge-off rate was not impacted by the implementation of the OCC minimum payment policies. For the second quarter 2009, the impact of such policies accounted for about 10 basis points of the U.S. Card charge-off rate. Going forward, the Company expects that the conversion to the OCC minimum payment policies will increase the U.S. Card charge-off rate by approximately 80 basis points in the third quarter of 2009, and by approximately 20 basis points in the fourth quarter of 2009 and into 2010.

Taken together, the Company expects the decrease in the size of the portfolio and the OCC minimum payment practices to account for an approximately 120 basis points increase in U.S. Card charge-offs in the third quarter of 2009. The actual third quarter U.S. Card charge-off rate will depend on the effects of continuing economic deterioration and expected seasonality, in addition to the effects of the OCC minimum payment implementation and declining loan balances as discussed above.

•

The Company expects its Auto Finance sub-segment charge-off rate and delinquency rate to increase in the second half of 2009, in line with expected seasonal patterns, continuing economic deterioration and uncertainty about the sustainability of favorable used vehicle prices.

•	The Company expects continuing economic deterioration to result in further increases in nonperforming loans and charge-offs in its Commercial and Small Business lending portfolios.

Managed Loans: The Company expects that new loan originations, reduced by weakening demand from creditworthy borrowers, will not be sufficient to offset rising charge-offs, normal amortization and attrition, and weaker credit card spending. As a result, the Company expects a decline in managed loans through the remainder of 2009.

Deposit Growth: The Company expects to continue to use economical methods to fund its businesses. The Company expects that lower cost retail deposits will continue to replace more expensive wholesale funding in 2009, further improving its funding costs.

Revenue Margin: The Company expects the U.S. Card revenue margin will be above 15% in the third and fourth quarters of 2009. For the full year 2009, the Company expects the average U.S. Card revenue margin will be slightly below 15%.

Cost Management: The Company expects to continue to benefit from ongoing efforts to reduce costs and improve operating efficiency, including realizing synergies from the Chevy Chase Bank acquisition. These benefits may be offset by the Chevy Chase Bank acquisition and integration costs, additional Chevy Chase Bank operating expenses, and increasing collections expense. The Company expects its efficiency ratio to fluctuate during 2009 as a result of the aforementioned integration expenses as well as potential changes in the Company’s revenue level.

Capital Management: The Company believes that disciplined growth and active management of its balance sheet will enable the Company to maintain appropriate capital ratios and position the Company to perform well until the broader economy improves.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company as of and for the three and six month periods ended June 30, 2009 and 2008.

Table 1: Financial Summary

	As of and for the Three Months Ended June 30			As of and for the Six Months Ended June 30
(Dollars in thousands)	2009	2008	Change	2009	2008	Change
Earnings (Reported):
Net interest income	$1,946,586	$1,727,756	$218,830	$3,733,337	$3,539,673	193,664
Non-interest income:
Servicing and securitizations	362,416	834,740	(472,324)	816,053	1,917,802	(1,101,749)
Service charges and other customer-related fees	491,763	524,209	(32,446)	997,888	1,098,270	(100,382)
Mortgage servicing and other	13,163	16,552	(3,389)	36,543	51,807	(15,264)
Interchange	126,702	132,730	(6,028)	266,793	284,632	(17,839)
Other(4)	237,643	114,085	123,558	204,744	326,283	(121,539)

Total non-interest income	1,231,687	1,622,316	(390,629)	2,322,021	3,678,794	(1,356,773)

Total Revenue(1)	3,178,273	3,350,072	(171,799)	6,055,358	7,218,467	(1,163,109)
Provision for loan and lease losses	934,038	829,130	104,908	2,213,175	1,908,202	304,973
Marketing	133,970	288,100	(154,130)	296,682	585,893	(289,211)
Restructuring expenses	43,374	13,560	29,814	61,001	66,319	(5,318)
Operating expenses	1,744,412	1,517,941	226,471	3,309,165	2,989,666	319,499

Income (loss) from continuing operations before taxes	322,479	701,341	(378,862)	175,335	1,668,387	(1,493,052)
Income tax (benefit) provision	92,278	238,843	(146,565)	32,055	573,334	(541,279)

Income (loss) from continuing operations, net of tax	230,201	462,498	(232,297)	143,280	1,095,053	(951,773)
Loss from discontinued operations, net of tax	(5,998)	(9,593)	3,595	(30,956)	(93,644)	62,688

Net income (loss)	224,203	452,905	(228,702)	112,324	1,001,409	(889,085)

Net income (loss) available to common shareholders	(275,515)	452,905	(728,420)	(451,584)	1,001,409	(1,452,993)
Common Share Statistics:
Basic EPS:
Income (loss) from continuing operations, net of tax	$(0.64)	$1.24	$(1.88)	$(1.03)	$2.95	$(3.98)
Loss from discontinued operations, net of tax	(0.01)	(0.03)	0.02	(0.08)	(0.25)	0.17

Net income (loss)	$(0.65)	$1.21	$(1.86)	$(1.11)	$2.70	$(3.81)
Diluted EPS
Income (loss) from continuing operations, net of tax	$(0.64)	$1.24	$(1.88)	$(1.03)	$2.94	$(3.97)
Loss from discontinued operations, net of tax	(0.01)	(0.03)	0.02	(0.08)	(0.25)	0.17

Net income (loss)	$(0.65)	$1.21	$(1.86)	$(1.11)	$2.69	$(3.80)

Selected Balance Sheet Data:(2)
Reported loans held for investment (period end)	$101,073,629	$97,065,238	$4,008,391	$101,073,629	$97,065,238	$4,008,391
Managed loans held for investment (period end)	146,250,724	147,247,260	(996,536)	146,250,724	147,247,260	(996,536)
Reported loans held for investment (average)	105,278,045	97,949,572	7,328,473	104,419,324	98,884,218	5,535,106
Managed loans held for investment (average)	148,609,132	147,715,693	893,439	148,053,030	148,717,595	(664,565)
Allowance for loan and lease losses	(4,481,827)	(3,311,003)	(1,170,824)	(4,481,827)	(3,311,003)	(1,170,824)

	As of and for the Three Months Ended June 30			As of and for the Six Months Ended June 30
(Dollars in thousands)	2009	2008	Change	2009	2008	Change
Interest bearing deposits (period end)	104,120,642	81,655,001	22,455,641	104,120,642	81,655,001	22,455,641
Total deposits (period end)	116,724,190	92,407,060	24,317,130	116,724,190	92,407,060	24,317,130
Interest bearing deposits (average)	107,040,118	78,675,090	28,365,028	104,051,218	76,504,466	27,546,752
Total deposits (average)	119,610,642	89,522,573	30,088,069	115,971,161	87,234,496	28,736,665

Selected Company Metrics (Reported):(2)
Return on average assets (ROA)	0.52%	1.20%	(0.68)%	0.17%	2.03%	(1.86)%
Return on average equity (ROE)	3.33%	7.45%	(4.12)%	1.05%	8.11%	(7.06)%
Net charge-off rate(3)	4.66%	3.24%	1.42%	4.51%	3.16%	1.35%
Delinquency rate (30+ days)(3)	4.04%	3.43%	0.61%	4.04%	3.43%	0.61%
Net interest margin	5.14%	5.25%	(0.11)%	5.05%	5.46%	(0.41)%
Revenue margin	8.40%	10.18%	(1.78)%	8.18%	11.13%	(2.95)%

Selected Company Metrics (Managed):(2)
Return on average assets (ROA)	0.42%	0.91%	(0.49)%	0.13%	1.35%	(1.19)%
Net charge-off rate(3)	6.00%	4.15%	1.85%	5.75%	4.06%	1.69%
Delinquency rate (30+ days)(3)	4.34%	3.64%	0.70%	4.34%	3.64%	0.70%
Net interest margin	6.17%	6.22%	(0.05)%	6.04%	3.99%	2.05%
Revenue margin	8.65%	9.12%	(0.47)%	8.34%	8.13%	0.21%

(1)	In accordance with our finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $571.9 million and $476.0 million for the three months ended June 30, 2009 and 2008, respectively, and $1.1 billion and $883.6 million for the six months ended June 30, 2009 and 2008, respectively.
(2)	Based on continuing operations.
(3)	Excludes the impact from the Chevy Chase Bank, F.S.B. acquired loan portfolio. See Table E – Delinquencies and Table F – Net Charge-offs for Chevy Chase Bank information.
(4)	Includes net impairment losses recognized in earnings of $10 million for the three and six months ended June 30, 2009.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 1. Additional information is provided in Section XII, Tabular Summary as detailed in sections below.

Net interest income

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s loans and interest income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes, and other borrowings.

For the three months ended June 30, 2009, reported net interest income increased 12.7%, or $218.8 million. Net interest margin decreased 11 basis points to 5.14% for the three months ended June 30, 2009 from 5.25% for the three months ended June 30, 2008.

For the six months ended June 30, 2009, reported net interest income increased 5.5%, or $193.7 million. Net interest margin decreased 41 basis points to 5.05% for the six months ended June 30, 2009 from 5.46% for the six months ended June 30, 2008.

Interest Income

Interest income on loans held for investment decreased to $2.23 billion for the three months ended June 30, 2009 from $2.30 billion at June 30, 2008. Excluding Chevy Chase Bank, average loans held for investment decreased modestly from $97.9 billion to $96.1 billion as consumers continued to reduce spending due to the current economic environment as evidenced by a reduction in purchase volumes in our National Lending businesses of $3.9 billion. The increase in delinquencies resulted in an increase in our revenue suppression to $571.9 million from $476.0 million at June 30, 2008. We also had lower interest income due to lower interest rates on our variable rate products as interest rates have declined since the second quarter of 2008.

Interest income on our investment securities increased $131.8 million driven by increases in the average portfolio from $24.2 billion to $37.5 billion at June 30, 2009 while yields remained stable. The increase in the securities portfolio came as the Company continued to grow its deposit base and maintained our approach of holding high quality, low risk investments rather than taking excessive credit risk to generate incremental earnings. The Company continued to grow its investment portfolio in the second quarter to take advantage of favorable market conditions and as a result of the acquisition of Chevy Chase Bank.

Interest Expense

Interest expense on interest-bearing deposits decreased $37.0 million from June 30, 2008. The average balance on interest-bearing deposits increased to $107.0 billion from $78.7 billion while the yield decreased to 2.08% at June 30, 2009 from 3.01% as interest rates have declined since the second quarter of 2008.

Interest expense on our senior and subordinated notes decreased $57.7 million from June 30, 2008 while the yield decreased from 5.03% to 2.74% at June 30, 2009. The average balance fell to $8.3 billion from $9.1 billion at June 30, 2008 as repurchases and maturities in the prior year were not fully offset by new issuances during the later half of the second quarter 2009.

For additional information, see section XII, Tabular Summary, Table A and Table B.

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, mortgage servicing and other income, interchange income and other non-interest income.

For the three months ended June 30, 2009, reported non-interest income decreased $390.6 million or 24.1%, while for the six months ended June 30, 2009, reported non-interest income decreased $1.4 billion or 36.9%. The decrease for both the three and six months ended June 30, 2009 was due primarily to a decrease in servicing and securitizations income.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income decreased 56.6% or $472.3 million to $362.4 million for the three months ended June 30, 2009 from $834.7 million for the three months ended June 30, 2008. Servicing and securitizations income decreased 57.5% or $1.1 billion to $816.1 million for the six months ended June 30, 2009 from $1.9 billion for the six months ended June 30, 2008.

The decrease was due to the decrease in the fair value of retained interests, cash trappings and higher charge-offs in the securitized portfolio as a result of the worsening credit environment.

Service Charges and Other Customer-Related Fees

For the three months ended June 30, 2009, service charges and other customer-related fees decreased 6.2% to $491.8 million from $524.2 million in the second quarter of 2008.

For the six months ended June 30, 2009, service charges and other customer-related fees decreased 9.1% to $997.9 million from $1,098.3 million in the second quarter of 2008.

The decrease in service charges and other customer-related fees was due to lower over limit fees being recorded as a result of fee changes and reduced purchase volume as compared to the prior year.

Mortgage Servicing and Other Income

Mortgage servicing and other is comprised of non-interest income related to our continuing mortgage servicing business and other mortgage related income. For the three months ended June 30, 2009, mortgage servicing and other income decreased 20.5% to $13.2 million from $16.6 million.

For the six months ended June 30, 2009, mortgage servicing and other income decreased 29.5% to $36.5 million from $51.8 million.

The decrease was due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and the discontinuance of originations subsequent to the shutdown of GreenPoint’s mortgage origination business in 2007.

Interchange Income

Interchange income, net of rewards expense, decreased 4.5% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, on a reported basis as consumers responded to the economic environment by reducing purchases. Purchase volume on a reported basis decreased by $2.7 million and $885.6 million for the three and six months ended June 30, 2009, respectively. Purchase volume on a managed basis decreased $3.9 billion or 13.1% and $7.7 billion or 13.5% for the three and six months ended June 30, 2009, respectively. Costs associated with the Company’s rewards programs for the three and six months ended June 30, 2009 were $55.7 million and $96.3 million respectively, on a reported basis and $157.2 million and $270.8 million respectively, on a managed basis. The decrease in the rewards expense was due to the reduction in purchase volume and therefore fewer rewards points being earned during the three and six months ended June 30, 2009.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions and revenue generated by our healthcare finance business.

Other non-interest income for the three months ended June 30, 2009, increased 108.3% or $123.6 million to $237.6 million and for the six months ended June 30, 2009, decreased 37.3% or $121.5 million to $204.7 million. The increase from the prior year is mainly due to the changing fair value of the Company’s free standing derivatives and favorable exchange rates as compared to 2008. The decrease for the six months is the result of recognizing a gain of $109.0 million from the redemption of 2.5 million shares related to the Visa IPO in the first quarter of 2008 and a gain of $52.0 million from the repurchase of senior unsecured debt in the first quarter of 2008, which was offset by the factors previously mentioned.

Provision for loan and lease losses

Provision for loan and lease losses increased $104.9 million, or 12.7% for the three months ended June 30, 2009, compared to the same period in the prior year. The increase in the provision is a result of continued recession in the U.S. economy. Net charge-offs increased $326.1 million, pushing our reported charge-off rate up to 4.66% from 3.24%. The provision for loan and lease losses increased due to the increase in the allowance for loan and lease losses as the unemployment rate and housing prices continued to worsen during 2009.

Provision for loan and lease losses increased $305.0 million, or 16.0% for the six months ended June 30, 2009, compared to the same period in the prior year. The increase in the provision is a result of continued recession in the U.S. economy. Net charge-offs increased $656.0 million, pushing our charge-off rate up to 4.51% from 3.16%. The provision for loan and lease losses increased due to the increase in the allowance for loan and lease losses as the unemployment rate and housing prices continued to worsen during 2009.

Non-interest expense

Non-interest expense consists of marketing and operating expenses.

For the three months ended June 30, 2009, non-interest expense increased 5.6% compared to the same period in the prior year. For the six months ended June 30, 2009, non-interest expense increased 0.7% compared to the same period in the prior year. See detailed discussion of the components of non-interest expense below.

Marketing

Marketing expenses decreased 53.5% for the three months ended June 30, 2009 and decreased 49.4% for the six months ended June 30, 2009 compared to the same periods in the prior year. The decrease in marketing expenses was due to selective pull-backs in certain marketing channels and other reductions in response to the changes in the economic environment.

Operating Expenses

Operating expenses increased 16.7% and 10.3% for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year. The increase is primarily due to the inclusion of Chevy Chase Bank expenses, which include salaries, benefits, and occupancy expenses for a full quarter during the second quarter of 2009. The special FDIC assessment of $80.5 million during the second quarter of 2009 also contributed to the increase in operating expenses. Excluding Chevy Chase Bank expenses and the FDIC special assessment, operating expenses would have decreased $5.1 million compared to the second quarter of 2008

Income Taxes

The Company recorded income tax expense of $92.3 million and $32.1 million for the three and six months period ended June 30, 2009. The related effective income tax rates were 28.6% and 18.3% for the three month and six month periods ended June 30, 2009, respectively, compared to 34.1% and 34.4% for the same periods in the prior year. The decrease in tax rates were primarily due to increases in affordable housing tax credits and new market tax credits as well as the impact of other permanent differences, including tax-exempt interest relative to the lower net income before tax in 2009.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Average managed loans held for investment from continuing operations, excluding the Chevy Chase Bank acquired loan portfolio, declined $8.3 billion, or 5.6%, for the three months ended June 30, 2009 and declined $6.9 billion, or 4.7% for the six months ended June 30, 2009. The reduction in the second quarter of 2009 was a result of significant reductions in consumer spending as a result of the economic environment and increased charge-offs across all loan portfolios.

For additional information, see section XII, Tabular Summary, Table C and Table D.

Asset Quality

Delinquencies

The Company believes delinquencies to be an indicator of loan portfolio credit quality at a point in time.

The 30-plus day delinquency rate, excluding the Chevy Chase Bank acquired loan portfolio, for the reported and managed loan portfolio increased 61 and 70 basis points to 4.04% and 4.34%, respectively, from June 30, 2008 to June 30, 2009. The increase was due to the continued worsening of the economy which rapidly deteriorated during the second half of 2008 and continued into 2009 impacting both the National Lending and Local Banking segments.

For additional information, see section XII, Tabular Summary, Table E.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. We charge-off credit card loans at 180 days past the statement cycle date and generally charge-off other consumer loans at 120 days past the due date or upon repossession of collateral. Bankruptcies charge-off within 30 days of notification and deceased accounts charge-off within 3 days of notification. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense.

For the second quarter of 2009 compared to the second quarter of 2008, reported and managed net charge-off rates, excluding impacts from the Chevy Chase Bank acquired loan portfolio, increased 142 basis points and 185 basis points to 4.66% and 6.00%, respectively. The increase in both the reported and managed charge-off rates was due to the continued economic recession which accelerated rapidly during the second half of 2008 and continuing into 2009. The reported net charge-off dollars totaled $1.1 billion during the second quarter of 2009, an increase of 41.1% from the second quarter of 2008. The managed charge-off dollars totaled $2.1 billion, increasing 36.3% from the second quarter of 2008.

For the six months ended June 30, 2009, the reported and managed net charge-off rates increased 135 and 169 basis points, respectively, with net charge-off dollars increasing 42.1% and 35.3% on a reported and managed basis, respectively, compared to the same period in the prior year.

For additional information, see section XII, Tabular Summary, Table F.

Credit Mark on Acquired Loan Portfolio

The Company, as part of the purchase accounting adjustments, recorded a preliminary net credit mark of $2.2 billion on the acquired Chevy Chase Bank loan portfolio in accordance with SFAS 141(R) and SOP 03-3. Since the acquisition date, $199.6 million of principal and non-principal losses have been applied to the credit mark.

For additional information, see section XII, Tabular Summary, Table F.

Nonperforming Loans

Nonperforming loans as a percentage of total loans held for investment were 1.29% and 0.56% at June 30, 2009 and 2008, respectively. The rate for June 30, 2009 excludes loans previously classified as nonperforming by Chevy Chase Bank as those loans have been adjusted to fair value and are now considered performing. The increase in nonperforming loans was due to the continued economic recession. The increase has been seen across our entire lending portfolio, except for our consumer auto portfolio.

For additional information, see section XII, Tabular Summary, Table G.

Troubled Debt Restructurings

During 2009, the Company, primarily through Chevy Chase Bank, modified 226 residential mortgage loans that had a book value of $200.3 million at June 30, 2009. The Company recognized interest income of $1.9 million on these loans.

Allowance for loan and lease losses

The allowance for loan and lease losses related to loans held for investment increased $1.2 billion, or 35.4% to $4.5 billion at June 30, 2009 from June 30, 2008, despite the total loans held for investment balance decreasing $4.4 billion, excluding the Chevy Chase Bank acquired loan portfolio, as compared to June 30, 2008. The increase in the allowance for loan and lease losses is due to a combination of factors that impact the calculation including the economic recession that continued to worsen during the first six months of 2009: increases seen in the Company’s delinquency rate, increases in the Company’s charge-off rate, and the balance of nonperforming loans. The 30-plus day delinquency rate and charge-off rate, excluding the Chevy Chase Bank acquired loan portfolio, increased to 4.04% and 4.66%, respectively from June 30, 2008. The amount of the Company’s nonperforming loans increased $652.3 million from the prior year. In addition certain future factors impact the calculation as well, such as the Company’s expectation of continued increases in the charge-off rate, unemployment rate, and a decrease in home prices based on the Case Schiller 20-city index. All of these factors contributed to the increase in the Company’s allowance for loan and lease losses as compared to the June 30, 2008.

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

Chevy Chase Bank is included in the Other segment for the three and six months ended June 30, 2009.

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

Local Banking Segment

Table 2: Local Banking

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Interest income	$1,317,886	$1,489,612	$2,642,866	$3,064,937
Interest expense	680,503	899,907	1,406,454	1,908,278

Net interest income	637,383	589,705	1,236,412	1,156,659
Non-interest income	189,475	192,758	373,985	408,227

Total revenue	826,858	782,463	1,610,397	1,564,886
Provision for loan and lease losses	195,765	92,043	415,134	152,437
Non-interest expense	631,417	587,211	1,251,271	1,192,562
Income before taxes	(324)	103,209	(56,088)	219,887
Income taxes	(113)	36,123	(19,603)	76,960

Net income	$(211)	$67,086	$(36,405)	$142,927

Selected Metrics (Managed Basis)
Commercial lending
Commercial and multi-family real estate(4)	$13,646,921	$12,948,037	$13,646,921	$12,948,037
Middle market(5)	9,755,280	8,923,233	9,755,280	8,923,233
Specialty lending(6)	3,469,699	3,693,532	3,469,699	3,693,532

Total commercial lending	26,871,900	25,564,802	26,871,900	25,564,802
Small ticket commercial real estate(7)	2,503,034	2,746,931	2,503,034	2,746,931
Small business lending(8)	4,561,896	4,555,432	4,561,896	4,555,432
Consumer lending
Mortgages(9)	6,438,461	7,803,032	6,438,461	7,803,032
Branch based home equity & other consumer(10)	3,486,990	3,887,936	3,486,990	3,887,936

Total consumer lending	9,925,451	11,690,968	9,925,451	11,690,968
Other(11)	(199,336)	(287,399)	(199,336)	(287,399)

Period end loans held for investment	$43,662,945	$44,270,734	$43,662,945	$44,270,734
Average loans held for investment	$44,171,188	$44,250,451	$44,502,231	$44,068,919
Core deposits(1)	$68,118,408	$63,407,571	$68,118,408	$63,407,571
Total deposits	$78,502,170	$74,245,677	$78,502,170	$74,245,677

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Loans held for investment yield	5.32%	6.35%	5.34%	6.55%
Net interest margin—loans(2)	2.20%	1.99%	2.22%	1.96%
Net interest margin—deposits(3)	2.08%	2.04%	1.98%	1.99%
Deposit interest expense rate	1.59%	2.28%	1.69%	2.45%
Efficiency ratio	76.36%	75.05%	77.70%	76.21%
Charge-off rates
Commercial lending
Commercial and multi-family real estate	0.95%	0.10%	0.79%	0.06%
Middle market	0.62%	0.05%	0.34%	0.10%
Specialty lending	0.99%	0.16%	0.92%	0.10%

Total commercial lending	0.83%	0.08%	0.64%	0.09%
Small ticket commercial real estate	1.90%	0.00%	1.82%	0.14%
Small business lending	1.99%	0.86%	1.77%	0.89%
Consumer lending
Mortgages	0.86%	0.36%	0.66%	0.23%
Branch based home equity & other consumer	1.47%	1.15%	1.45%	1.25%

Total consumer lending	1.07%	0.60%	0.93%	0.54%
Net charge-off rate	1.10%	0.34%	0.93%	0.32%
Non performing loans	$1,026,177	$359,017	$1,026,177	$359,017
Foreclosed assets	72,116	29,607	72,116	29,607

Non performing assets	$1,098,293	$388,624	$1,098,293	$388,624
Non performing loans as a % of loans held of investment	2.35%	0.81%	2.35%	0.81%
Non performing asset rates(12)
Commercial lending
Commercial and multi-family real estate	2.24%	0.87%	2.24%	0.87%
Middle market	1.21%	0.31%	1.21%	0.31%
Specialty lending	1.97%	0.25%	1.97%	0.25%

Total commercial lending	1.83%	0.58%	1.83%	0.58%
Small ticket commercial real estate	10.08%	2.74%	10.08%	2.74%
Small business lending	2.20%	1.17%	2.20%	1.17%
Consumer lending
Mortgages	3.56%	1.22%	3.56%	1.22%
Branch based home equity & other consumer	0.61%	0.39%	0.61%	0.39%

Total consumer lending	2.53%	0.95%	2.53%	0.95%
Total non performing asset rate	2.51%	0.88%	2.51%	0.88%
Number of active ATMs	1,345	1,303	1,345	1,303
Number of locations(13)	732	740	732	740

(1)	Core deposits includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.
(2)	Net interest margin—loans equals net interest income—loans divided by average managed loans.
(3)	Net interest margin—deposits equals net interest—deposits divided by average retail deposits.
(4)	Commercial and multi-family real estate targets private developers and commercial property investors and owners with credit requirements up to $100 million.
(5)	Middle market focuses on businesses with annual revenues between $10 million and $250 million located within the segment’s local footprint.
(6)	Specialty lending provides equipment leasing and other specialized lending in the national marketplace.
(7)	Small ticket commercial real estate is comprised of small business products, mainly mixed-use and multi-family real-estate in the Local Banking segment.
(8)	Small business lending is focused on businesses with $10 million or less in revenues and $3 million or less in household size.
(9)	Mortgage lending includes held for investment first lien residential mortgage assets.
(10)	Branch based home equity and other consumer lending primarily includes home equity loans and lines of credit in the local consumer banking segment, and some consumer unsecured loans and lines of credit.
(11)	Other loans held for investment includes unamortized premiums and discounts recognized on loans acquired in North Fork and Hibernia acquisitions, certain items in process, and other loans originated by the Local Banking segment.
(12)	Non performing assets is comprised of non performing loans and foreclosed assets. The non performing asset rate equals non performing assets divided by the sum of loans held for investment plus foreclosed assets.
(13)	Excludes drive-up locations of 18 and 19 as of June 30, 2009 and June 30, 2008, respectively.

The Local Banking segment includes the Company’s branch, treasury services and national deposit gathering activities; its commercial, branch based small business and certain branch originated consumer lending; and its mortgage servicing.

The Local Banking segment posted a net loss of $0.2 million for the quarter ended June 30, 2009, compared to net income of $67.1 million in the same quarter of the prior year. At June 30, 2009, loans outstanding in the Local Banking segment totaled $43.7 billion while deposit balances totaled $78.5 billion compared to loans outstanding of $44.3 billion and deposits of $74.2 billion at June 30,

2008. The decline in total loans outstanding can be attributed to our consumer lending portfolio which dropped 15.1% year over year primarily driven by mortgage run-off. This decline in loan balances was partially offset by 5.1% growth in our commercial loans, primarily in commercial real estate and middle market portfolios. Deposits grew 5.7%, primarily driven by increases in our national direct deposits. Total Local Banking segment loan to deposit ratio was 56% at June 30, 2009, down from 60% at June 30, 2008.

Local Banking segment profits are primarily generated from net interest income, which represents the yield earned on the loans less the internal transfer price charged to the business for those loans, plus the spread between deposit interest costs and the funds transfer price credited to the business for those deposits. Net interest income increased 8.1% in the quarter ended June 30, 2009, compared to the same period in the prior year. The increase in net interest income can be attributed to higher net interest margin on loans and deposits. Favorable loan pricing conditions and re-pricing of our deposits have been the key factors in increasing our net interest margin. Higher deposit balances have also helped drive up our net interest income compared to the same period last year.

Non-interest income declined slightly for the three months ended June 30, 2009 compared to the same period of the prior year by 1.7%. Most of the decline relates to mortgage activities in the Local Banking segment. The closure of our home loans business reduced gains on the sale of mortgages from the prior year quarter and declines in the principal balance of loans serviced drove reductions in revenues from the mortgage servicing business.

Provision for loan and lease losses was $195.8 million in the second quarter of 2009 compared to $92 million in the same quarter of the prior year driven by a $84.4 million increase in charge-offs and a $19.1 million increase in the allowance for loan and lease losses. The increase in provision expense from the prior year quarter was related to the continued deterioration in the economy. Deteriorating economic conditions negatively impacted borrowers’ ability to repay and decreased collateral values, resulting in an increase in criticized and non-performing loans and charge-offs during the year. Non-interest expenses were $631.4 million in the second quarter of 2009, compared to $587.2 million in the same quarter of the prior year. Non-interest expenses include the direct costs of operating the branch network and commercial, small business and consumer loan businesses, marketing expenses, certain company-wide expenses allocated to the segment and the amortization of core deposit intangibles. Direct operating and marketing expenses declined by $1.6 million while corporate allocations increased in the same period by $45.8 million. Corporate allocations increased primarily related to increases in the amount of FDIC insurance assessments paid on the Local Banking segment’s deposits.

National Lending Segment

Table 3: National Lending

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Interest income	$2,880,617	$3,181,773	$5,718,562	$6,711,790
Interest expense	710,301	1,014,244	1,486,555	2,135,678

Net interest income	2,170,316	2,167,529	4,232,007	4,576,112
Non-interest income	908,301	1,164,810	1,913,747	2,390,924

Total revenue	3,078,617	3,332,339	6,145,754	6,967,036
Provision for loan and lease losses	1,646,258	1,470,642	3,495,213	3,147,862
Other non-interest expense	1,016,331	1,236,567	2,117,101	2,515,738

Income before taxes	416,028	625,130	533,440	1,303,436
Income taxes	145,198	217,496	186,730	453,699

Net income	$270,830	$407,634	$346,710	$849,737

Selected Metrics (Managed Basis)
Period end loans held for investment	$93,300,970	$102,201,802	$93,300,970	$102,201,802
Average loans held for investment	$94,481,457	$102,629,246	$96,569,584	$103,801,440
Core deposits(1)	$—	$1,954	$—	$1,954
Total deposits	$1,281,217	$1,644,241	$1,281,217	$1,644,241
Loans held for investment yield	12.20%	12.40%	11.84%	12.93%
Net interest margin	9.19%	8.45%	8.76%	8.82%
Revenue margin	13.03%	12.99%	12.73%	13.42%
Risk-adjusted margin	4.99%	7.31%	4.94%	7.92%
Non-interest expense as a % of average loans held for investment	4.30%	4.82%	4.38%	4.85%
Efficiency ratio	33.01%	37.11%	34.45%	36.11%
Net charge-off rate	8.04%	5.67%	7.79%	5.51%
30+ day delinquency rate	5.82%	4.87%	5.82%	4.87%
Number of accounts (000s)	40,697	45,812	40,697	45,812

(1)	Includes domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit of less than $100,000 and other consumer time deposits.

The National Lending segment consists of three sub-segments: U.S. Card, Auto Finance, and International.

For the three months ended June 30, 2009, the National Lending segment recognized net income of $270.8 million, compared to $407.6 million in the prior year quarter. Lower revenue and higher losses were partially offset by favorability in a non-interest expense decline. For the six months ended June 30, 2009, net income was $346.7 million compared to $849.7 million for the six months ended June 30, 2008.

Managed loans decreased by 8.7% or $8.9 billion from June 30, 2008 to June 30, 2009 driven by pull backs in marketing, the run off of installment loans and foreign currency movements. Tightening underwriting policies and business decisions to book only the most resilient customer segments caused both the quarter as well as year to date new accounts booked and originations to be lower.

Total revenue decreased by 7.6% or $253.7 million from the prior year quarter to $3.1 billion. Net interest income remained flat as lower loan volumes were offset by interest margin increases in the U.S. and International card businesses. Non-interest income decreased $256.5 million due to fewer accounts on file and reductions in industry purchase volume. For the six months ended June 30, 2009, revenue was down $821.3 million or 11.8% compared to the six months ended June 30, 2008.

Total provision increased $175.6 million or 11.9% in the second quarter of 2009 compared to prior year quarter. The net adjusted charge-off rate for the six months ended June 30, 2009 increased 237 basis points to 8.04% from 5.67% from the same period in the prior year. The charge off rate increased due to the continued challenging economic environment and a smaller asset base. There was also a release in our allowance for loan losses due to the reduction in the on balance sheet assets. Year-to-date net provision for loan losses increased by $347.4 million to $3.5 billion from the same period prior year.

For the quarter ended June 30, 2009, non-interest expense decreased $220.2 million or 17.8% from the previous year’s quarter. Marketing expense was the main driver of the decrease as it went down $154 million to $109 million. The business reduced marketing as it sought out only the most profitable assets in the current environment. For the six months ending June 30, 2009, total non-interest expense was down $398.6 million or 15.9%.

U.S. Card Sub-Segment

Table 4: U.S. Card

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Interest income	$2,004,268	$2,132,284	$3,975,657	$4,565,949
Interest expense	417,582	608,655	884,276	1,298,606

Net interest income	1,586,686	1,523,629	3,091,381	3,267,343
Non-interest income	794,440	1,010,177	1,678,331	2,081,008

Total revenue	2,381,126	2,533,806	4,769,712	5,348,351
Provision for loan and lease losses	1,336,736	1,099,453	2,858,733	2,219,478
Non-interest expense	785,273	910,619	1,648,188	1,849,479

Income before taxes	259,117	523,734	262,791	1,279,394
Income taxes	90,691	183,307	91,977	447,788

Net income	$168,426	$340,427	$170,814	$831,606

Selected Metrics (Managed Basis)
Period end loans held for investment	$64,760,128	$68,059,998	$64,760,128	$68,059,998
Average loans held for investment	$65,862,569	$67,762,384	$67,515,951	$68,153,287
Loans held for investment yield	12.17%	12.59%	11.78%	13.40%
Net interest margin	9.64%	8.99%	9.16%	9.59%
Revenue margin	14.46%	14.96%	14.13%	15.70%
Risk adjusted margin	5.23%	8.70%	5.33%	9.64%
Non-interest expense as a % of average loans held for investment	4.77%	5.38%	4.88%	5.43%
Efficiency ratio	32.98%	35.94%	34.56%	34.58%
Net charge-off rate	9.23%	6.26%	8.80%	6.05%
30+ day delinquency rate	4.77%	3.85%	4.77%	3.85%
Purchase volume(1)	$23,610,760	$26,738,213	$45,212,597	$51,281,295
Number of total accounts (000s)	33,709	38,415	33,709	38,415

(1)	Includes purchase transactions net of returns and excludes cash advance transactions.

The U.S. Card sub-segment consists of domestic consumer credit card lending, national small business lending and closed end loans (installment loans and other unsecured consumer financial service activities).

For the three months ended June 30, 2009, the U.S. Card sub-segment recognized net income of $168.4 million, compared to net income of $340.4 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, net income was $170.8 million versus $831.6 million for the first six months of 2008. Lower revenue and higher losses are somewhat offset from lower non-interest expense and a release of our allowance for loan loss.

Primarily due to the run off of installment loans, the loan portfolio decreased by $3.3 billion or 4.9% from June 30, 2008 to June 30, 2009. In addition, as a result of the current economic conditions as well as uncertainty during the quarter of the impact of legislation, the business targeted only the most profitable customer segments, thus reducing the number of accounts booked. General decline in economic activity drove purchase volume to a $3.1 billion or 11.7% decline from the prior year quarter while for the first six months of 2009 versus 2008, it has decreased $6.1 billion or 11.8%.

Total revenue decreased by 6% or $152.7 million from the prior year quarter to $2.4 billion. Higher interest margins resulted in a $63.1 million increase in net interest income. Non-interest income was down by $215.7 million or 21.4%. The lower number of loan accounts on file and lower purchase volume negatively impacted non-interest income. For the first six months of 2009 versus the same period prior year, revenue declined $578.6 million or 10.8%.

A difficult external credit environment caused net adjusted charge-offs to increase by $459.2 million or 43.3% from June 30, 2008 to June 30, 2009. The net adjusted charge off percentage increased from 6.3% to 9.2%. The allowance for loan losses experienced a release due to a reduction in on balance sheet assets driven by lower loans outstanding. The combination of the net adjusted charge-offs and the allowance release resulted in the net provision for loan losses increasing by $237.3 million or 21.6% from second quarter 2008 to second quarter 2009. For the first six months of the year, the net provision increased by $639.3 million or 28.8%.

Non-interest expense was $785.3 million for the quarter ended June 30, 2009 which is a decline of $125.3 million or 13.8% from the same quarter of 2008. Year to date, non-interest expense has declined $201.3 million or 10.9% from the same period in 2008. Most of this reduction is driven by pullbacks in marketing expense in light of the current economic environment.

Auto Finance

Table 5: Auto Finance

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Interest income	$596,900	$666,499	$1,203,292	$1,357,418
Interest expense	223,887	276,911	460,276	566,268

Net interest income	373,013	389,588	743,016	791,150
Non-interest income	10,861	15,672	30,826	31,782

Total revenue	383,874	405,260	773,842	822,932
Provision for loan and lease losses	125,966	230,614	292,135	638,865
Non-interest expense	108,315	123,021	222,199	259,190

Income before taxes	149,593	51,625	259,508	(75,123)
Income taxes	52,358	18,069	90,828	(26,293)

Net income	$97,235	$33,556	$168,680	$(48,830)

Selected Metrics (Managed Basis)
Period end loans held for investment	$19,902,401	$23,401,160	$19,902,401	$23,401,160
Average loans held for investment	$20,291,029	$24,098,881	$20,698,515	$24,573,191
Loans held for investment yield	11.77%	11.06%	11.63%	11.05%
Net interest margin	7.35%	6.47%	7.18%	6.44%
Revenue margin	7.57%	6.73%	7.48%	6.70%
Risk-adjusted margin	3.91%	2.88%	3.20%	2.78%
Non-interest expense as a % of average loans held for investment	2.14%	2.04%	2.15%	2.11%
Efficiency ratio	28.22%	30.36%	28.71%	31.50%
Net charge-off rate	3.65%	3.84%	4.28%	3.92%
30+ day delinquency rate	8.89%	7.62%	8.89%	7.62%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Purchase volume	$1,341,583	$1,513,686	$2,804,985	$3,953,913
Number of total accounts (000s)	1,584	1,710	1,584	1,710

The Auto Finance sub-segment consists of automobile and other motor vehicle financing activities.

For the three months ended June 30, 2009, the Auto Finance sub-segment recognized net income of $97.2 million, compared to net income of $33.6 million for the same quarter of 2008. The main driver of the increase in net income was an improvement in the net provision for loan losses. The provision decreased by nearly $104.6 million aided by both a reduction in net adjusted charge-offs and an allowance release. For the first six months of 2009, net income of $168.7 million was $217.5 million higher than the first six months of 2008, also due to reduction in provision.

The loan portfolio decreased $3.5 billion or 15% from June 30, 2008 to June 30, 2009 to $19.9 billion reflective of lower originations in 2009 compared to previous years. Originations in the second quarter of 2009 were $1.3 billion versus $1.5 billion in the same quarter of 2008.

Total revenue decreased by 5.3% or $21.4 million from the prior year quarter to $383.9 million. This is primarily driven by the reduction in loan portfolio of 15% which was offset favorably by the increase in net interest margin from 6.5% in the second quarter of 2008 to 7.4% in the second quarter of 2009. As several competitors pulled back or exited the auto business over the last several months, the business has been able to originate loans at higher margins. For the first six months of 2009, total revenue is down 6.0% or $49.1 million to $773.8 million compared to the same period of 2008.

Net adjusted charge-offs decreased by $46.2 million or 20.0% from second quarter 2008 to second quarter 2009 while the net adjusted charge off percentage decreased 19 bps from 3.84% to 3.65%. The improvement in charge-offs was mainly a reflection of improving auction prices, better quality loans from the most recent bookings and the shrinking loan portfolio. As a result of all the drivers noted above, the allowance for loan losses had a release in the quarter. For the six months ended June 30, 2009 the net provision improved $346.7 million from 2008 to 2009.

Non-interest expense was $108.3 million for the quarter ended June 30, 2009 which is a decline of $14.7 million or 12.0% from the same quarter of 2008, given the actions the business has taken to proactively manage costs. As a percentage of outstandings, non-interest expense increased by 10 basis points during the same period. For the six months ended June 30, 2009, non-interest expense declined $37.0 million from the same period in 2008 while as a percentage of outstandings the increase was 4 basis points. The increase in expense percentage is primarily driven by the shrinking of the loan portfolio.

International

Table 6: International

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Interest income	$279,449	$382,990	$539,613	$788,423
Interest expense	68,832	128,678	142,003	270,804

Net interest income	210,617	254,312	397,610	517,619
Non-interest income	103,000	138,961	204,590	278,134

Total revenue	313,617	393,273	602,200	795,753
Provision for loan and lease losses	183,556	140,575	344,345	289,519
Non-interest expense	122,743	202,927	246,714	407,069

Income before taxes	7,318	49,771	11,141	99,165
Income taxes	2,149	16,120	3,925	32,204

Net income	$5,169	$33,651	$7,216	$66,961

Selected Metrics (Managed Basis)
Period end loans held for investment	$8,638,441	$10,740,644	$8,638,441	$10,740,644
Average loans held for investment	$8,327,859	$10,767,981	$8,355,118	$11,074,962
Loans held for investment yield	13.42%	14.23%	12.92%	14.24%
Net interest margin	10.12%	9.45%	9.52%	9.35%
Revenue margin	15.06%	14.61%	14.42%	14.37%
Risk-adjusted margin	5.75%	8.54%	6.11%	8.70%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Non-interest expense as a % of average loans held for investment	5.90%	7.54%	5.91%	7.35%
Efficiency ratio	39.14%	51.60%	40.97%	51.16%
Net charge-off rate	9.32%	6.07%	8.30%	5.67%
30+ day delinquency rate	6.69%	5.35%	6.69%	5.35%
Purchase volume	$2,136,039	$2,879,223	$4,007,762	$5,595,283
Number of total accounts (000s)	5,404	5,687	5,404	5,687

The International sub-segment includes Canadian and U.K. lending activities.

For the three months ended June 30, 2009, the International sub-segment recognized net income of $5.2 million, compared to net income of $33.7 million for the same quarter of 2008. Significant year over year credit deterioration caused the net provision for losses to increase 30.6% or $43.0 million to $183.6 million. For the first six months of 2009, net income was $7.2 million compared to $67.0 million for the same period of 2008.

From the second quarter of 2008 to the second quarter of 2009, the Pound Sterling fell 17.4% against the U.S. Dollar while the Canadian Dollar fell 12.2%. From first quarter 2009, nearly $1.7 billion of the $2.1 billion decrease in ending loans held for investment and $73.5 million of the $79.7 million reduction in revenue was a result of exchange rate movements. The total provision increased by $43.0 million but without any exchange rate movement, it would have increased an additional $31.5 million. Non-interest expenses fell by $80.2 million half due to exchange rate movements. The stronger dollar has caused similar impacts year to date. The currency movements impacted revenue by $172.0 million of the $193.6 million change. The increase in the provision would have been $69.0 million more if not for exchange rate movements and $91.4 million of the $160.4 million of non-interest expense decrease was due to currency fluctuations.

As noted above, $1.7 billion of the $2.1 billion of the decrease in loans held for investment is a result of foreign exchange rate fluctuations. The underlying reduction was the result of the business scaling back new account bookings, especially in the U.K.

Revenue fell $79.7 million from second quarter 2008 to second quarter 2009, without the exchange rate movements, revenue would have decreased by $7.9 million. The net interest income reduction was entirely due to exchange rate movements while reductions in purchase volume and fees from a smaller account base drove non-interest income lower in native currencies. For the six months ended June 30, 2009 revenue was $21.5 million lower in native currencies from the same period of 2008.

The net adjusted charge-offs rate increased 325 bps from second quarter 2008 to second quarter 2009. The dollar charge offs increased $30.6 million, but $62.1 million before currency fluctuations. The general weakening credit environment in both the U.K. and Canada drove the increase in charge-offs. The allowance for loan losses saw a small release in the quarter due to lower assets on balance sheet.

Non-interest expense decreased $80.2 million from second quarter 2008 to second quarter 2009. $40.6 million of this reduction was driven by underlying expense reductions. The lower expenses were the result of reductions in marketing and operating efficiency improvement in the U.K. Year-to-date, non-interest expense is down $160.4 million, $69.0 million due to underlying operating improvements.

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

Cash and Cash Equivalents

The Company held $4.8 billion of cash and cash equivalents at June 30, 2009, compared to $7.5 billion of cash and cash equivalents at December 31, 2008. The decrease was primarily attributable to the repurchase of preferred shares from the U.S. Treasury. Cash and cash equivalents provide immediate sources of funds to meet the Company’s liquidity needs, including dividend payments and other funding obligations.

Securities Available for Sale

The Company held $37.7 billion in available for sale investment securities, of which $12.0 billion were pledged available for sale investment securities at June 30, 2009, compared to $31.0 billion in available for sale investment securities, of which $13.7 billion was pledged available for sale investment securities at December 31, 2008. With the acquisition of Chevy Chase Bank, the Company added $1.3 billion in securities available for sale to the portfolio at June 30, 2009. As of June 30, 2009, the weighted average life of the investment securities was approximately 4.9 years. These investment securities provide increased liquidity and flexibility to support the Company’s funding requirements.

The Company monitors the available for sale investment securities for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which the security has been in a loss position, credit rating, the nature of the investments, current market conditions. For debt securities, the Company also considers any intent to sell the security and the likelihood it will be required to sell the security before its anticipated recovery. The Company continually monitors the ratings of its security holdings and conducts regular reviews of the Company’s credit sensitive assets to monitor collateral performance by tracking collateral trends and looking for any potential collateral degradation. The Company recognized other-than-temporary impairment charges in earnings of $10.0 million for the three month period ended June 30, 2009. The available for sale investment securities had net unrealized losses of $299.3 million as of June 30, 2009, and net unrealized losses of $1.1 billion as of December 31, 2008. See Note 6 for additional information regarding our securities available for sale.

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

As of June 30, 2009, the Company had $116.7 billion in deposits of which $2.3 billion were held in foreign banking offices and $11.5 billion represented large domestic denomination certificates of $100,000 or more. The Company’s core deposits are comprised of domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, CDs of less than $100,000 and other consumer time deposits. The Company maintains a Grand Cayman branch for issuing Eurodollar time deposits.

Table 7 shows the maturities of domestic time certificates of deposit in denominations of $100,000 or more (large denomination CDs) as of June 30, 2009. Based on past deposit activity, the Company expects to retain a portion of its deposit balances as they mature. Therefore, the Company anticipates the net cash outflow related to deposits within the next year will be significantly less than reported in Table 7. Table 8 shows the composition of period end deposits, average deposits and the average deposit rate for the periods presented.

Table 7: Maturities of Large Denomination Certificates—$100,000 or More

	June 30, 2009
(Dollars in thousands)	Balance	Percent
Three months or less	$3,175,380	27.5%
Over 3 through 6 months	2,245,735	19.5%
Over 6 through 12 months	1,884,266	16.4%
Over 12 months through 10 years	4,214,441	36.6%

Total	$11,519,822	100.0%

Table 8: Deposit Composition and Average Deposit Rates

	Three months Ended June 30, 2009				Six months Ended June 30, 2009
	Period End Balance	Average Balance	% of Deposits	Average Deposit Rate	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing	$12,603,548	$12,570,524	10.51%	N/A	$11,919,943	10.28%	N/A
NOW accounts	10,469,411	10,914,679	9.13%	0.54%	10,879,972	9.38%	0.63%
Money market deposit accounts	34,872,942	35,751,007	29.89%	1.16%	33,333,728	28.74%	1.31%
Savings accounts	11,132,590	9,931,058	8.30%	0.54%	8,797,541	7.59%	0.47%
Other consumer time deposits	33,795,002	35,841,099	29.96%	3.35%	35,998,917	31.04%	3.72%

Total core deposits	102,873,493	105,008,367	87.79%	1.65%	100,930,101	87.03%	1.87%
Public fund certificates of deposit of $100,000 or more	1,054,014	1,117,460	0.93%	1.23%	1,163,150	1.00%	1.48%

	Three months Ended June 30, 2009				Six months Ended June 30, 2009
	Period End Balance	Average Balance	% of Deposits	Average Deposit Rate	Average Balance	% of Deposits	Average Deposit Rate
Certificates of deposit of $100,000 or more	10,465,808	11,097,722	9.28%	3.90%	11,406,094	9.84%	3.68%
Foreign time deposits	2,330,875	2,387,093	2.00%	1.92%	2,471,815	2.13%	2.10%

Total deposits	$116,724,190	$119,610,642	100.00%	1.86%	$115,971,160	100.00%	2.05%

Credit Ratings

The Company also meets its liquidity needs by accessing the capital markets for long-term funding by issuing asset-backed securities and senior and subordinated debt. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality and quality of earnings. Significant changes in these factors could result in different ratings. Table 9 provides the senior unsecured debt credit ratings of the Corporation, COBNA and CONA as of June 30, 2009.

Table 9: Senior Unsecured Debt Credit Ratings

	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A2	A2
S&P	BBB	BBB+	BBB+
Fitch, Inc.	A-	A-	A-
Dominion Bond Rating Service	BBB***	A*	A*

As of the date of this report, Moody’s, S&P, Fitch, Inc. and Dominion Bond Rating Service have the Company on a negative outlook. In addition, certain securitization trusts have been put on a negative outlook.

*	low *** high

Loan Securitizations

The Company engages in securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. The Company removes loans from the reported financial statements for securitizations that qualify as sales in accordance with SFAS 140. Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized in the amount of proceeds received.

The Company believes that it has the ability to continue to utilize securitization arrangements as a source of liquidity; however, a significant reduction, termination or change in sale accounting for the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance or recognition of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs. The Company has committed securitization conduits of $11.4 billion, of which, $5.2 billion was outstanding as of June 30, 2009.

Senior and Subordinated Notes

Other funding programs established by the Company include senior and subordinated notes. At June 30, 2009, the Company had $10.1 billion in senior and subordinated notes outstanding that mature in varying amounts from 2009 to 2017, as compared to $8.3 billion at December 31, 2008.

Included in senior and subordinated notes on the Company’s balance sheet are notes issued under COBNA’s Senior and Subordinated Global Bank Note Program (the “Program”). The Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies, subject to conditions customary for transactions of this nature. Notes may be issued under the Program with maturities of thirty days or more from the date of issue. The Program was last updated in June 2005. At June 30, 2009, COBNA had $2.9 billion in bank notes outstanding under the Program.

Federal Home Loan Bank Advances

The Banks are members of various Federal Home Loan Banks (“FHLB”). The FHLB provides additional sources of funding through advances to the Banks. The FHLB advances are secured by the Company’s securities, residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit. As of June 30, 2009, the Company had approximately $25.3 billion in securities and loans pledged as collateral to the FHLB. In addition, the Company’s FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $310.2 million at June 30, 2009 and is included in other assets. Total advances with FHLB agencies at June 30, 2009 were $4.2 billion. During the second quarter of 2009, the Company received no new advances and had $752.3 million in advances mature.

Government Programs

The Company is eligible or may be eligible to participate in a number of U.S. government programs designed to support financial institutions and increase access to credit markets. The Company evaluates each of these programs and determines, based on the costs and benefits of each program, whether to participate. During the second quarter of 2009, the Company was eligible to participate in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), the Federal Reserve’s Discount Window (the “Discount Window”) and the Federal Reserve’s Term Auction Facility (“TAF”).

FDIC’s Temporary Liquidity Guarantee Program

The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). For further information regarding the TLGP, DGP and TAGP see Item 2 “Supervision and Regulation”.

The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date and, depending on the issuance date of the debt, June 30, 2012 or December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Based on the Company’s outstanding senior unsecured debt as of September 30, 2008, the Company has capacity to issue $1.2 billion under the DGP. As of June 30, 2009, the Company and the Banks have no outstanding debt issued under the DGP.

Federal Reserve’s Discount Window

The Discount Window allows eligible institutions to borrow funds from the Federal Reserve, typically on a short-term basis, to meet temporary liquidity needs. Borrowers must post collateral, which can be made up of securities or consumer or commercial loans. As of June 30, 2009, the Company was eligible to borrow up to $5.2 billion through the Discount Window. The eligible amount is reduced dollar for dollar by borrowings under the TAF program. During the second quarter of 2009, the Company did not borrow funds from the Discount Window.

Federal Reserve’s Term Auction Facility

The TAF is designed to help increase liquidity in the U.S. credit markets. The Federal Reserve auctions collateral-backed short-term loans under TAF. The auctions allow financial institutions to borrow funds at an interest rate below the Federal Reserve’s discount rate. As of June 30, 2009, the Company was eligible to borrow up to $2.6 billion under the TAF. The eligible amount is reduced dollar for dollar by borrowings made under the Discount Window. During the second quarter of 2009, the Company did not borrow funds through the TAF.

Term Asset-Backed Securities Loan Facility

In March of 2009, the Federal Reserve Bank of New York (“FRBNY”), the U.S. Treasury and the Federal Reserve Board announced the launch of the Term Asset-Backed Securities Loan Facility (“TALF”). TALF is a funding facility designed to help financial markets and institutions meet the credit needs of households and small businesses and thus to support overall economic growth in the current period of severe financial strains by supporting the issuance of ABS collateralized by student loans, auto loans, credit card loans, loans guaranteed by the Small Business Administration (“SBA”), as well as certain types of mortgage loans. The FRBNY will lend up to $200 billion to holders of certain AAA-rated ABS backed by newly and recently originated consumer and small business loans, as well as CMBS, private-label residential MBS, and other ABS. The FRBNY will lend an amount equal to the market value of the ABS less a discount and will be secured at all times by the ABS. As of June 30, 2009, the Company has not issued any ABS through TALF.

Corporation Shelf Registration Statement

As of June 30, 2009, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years. The Corporation updated the Automatic Shelf Registration Statement in May 2009.

Borrowing Capacity

The Company has access to a variety of established funding sources. Table 10 illustrates details of the Company’s Global Bank Note Program, FHLB Advance capacity, securitization warehouses and conduits and government programs as of June 30, 2009.

Table 10: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity(1)	Outstanding	Availability(1)	Final Maturity(2)
Senior and Subordinated Global Bank Note Program	6/05	$4,652	$2,852	$1,800	—
FHLB Advances(3)	—	$17,675	$4,197	$13,478	—
Committed Securitization Conduits(4)	—	$11,431	$5,245	$6,186	9/11
FDIC Debt Guarantee Program	—	$1,200	$—	$1,200	06/12
Federal Reserve Discount Window	—	$5,191	$—	$5,191	—
Federal Reserve Term Auction Facility	—	$2,596	$—	$2,596	—

(1)	All funding sources are non-revolving. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility.
(2)	Maturity date refers to the date the facility terminates, where applicable.
(3)	There are no effective or final maturity dates on the available lines for FHLB Advances. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.
(4)	Securitization committed capacity was established at various dates and is scheduled to terminate between 08/09 and 9/11.

IX. Capital

Capital Standards

The Company is subject to capital adequacy guidance adopted by the Federal Reserve; CONA and COBNA are subject to capital adequacy guidelines adopted by the OCC; and Chevy Chase Bank was subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (“OTS”) until it merged with and into CONA on July 30, 2009. The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Company to similar minimum capital requirements. Failure to meet minimum capital requirements can result in possible additional, mandatory or discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.

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

As of June 30, 2009, the Banks each exceeded the minimum regulatory requirements to which it was subject. Each of the Banks was considered “well-capitalized” under applicable capital adequacy guidelines. Also as of June 30, 2009, the Company was considered

“well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements.

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

Prompt Corrective Action

In general, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal banking agencies to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, a bank is considered to be well-capitalized if it maintains a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, a Tier 1 leverage capital ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well-capitalized definition. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for purposes of applying FDICIA’s prompt corrective action provisions, as discussed below, and such capital categories may not constitute an accurate representation of each of the Bank’s overall financial condition or prospects. As of June 30, 2009, each of the Banks met the requirements for a “well capitalized” institution.

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

Under the Guidelines, COBNA exceeded the minimum capital adequacy guidelines as of June 30, 2009. Also, as of June 30, 2009, none of CONA’s or Chevy Chase Bank’s on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

For more information on Subprime Lending Guidelines, see our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item I “Supervision and Regulation.”

Dividend Policy

The declaration and payment of dividends to the Company’s stockholders, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to the Company. As of June 30, 2009, retained earnings of COBNA and CONA of $417.3 million and zero, respectively, were available for payment of dividends to the Company without prior approval by the regulators. On July 9, 2009, the Office of Thrift Supervision approved the application of Chevy Chase Bank to make a capital distribution of up to $1.8 billion. In accordance with the approval, Chevy Chase Bank paid a dividend of $1.8 billion to the Company prior to the merger of Chevy Chase Bank with and into CONA. Additionally, applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that the Company will declare and pay any dividends.

Table 11—Regulatory Capital Ratios

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
June 30, 2009
Capital One Financial Corp.(1)
Tier 1 Capital	9.69%	9.12%	4.00%	N/A
Total Capital	13.46	12.73	8.00	N/A
Tier 1 Leverage	7.67	7.67	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 Capital	13.59%	10.75%	4.00%	6.00%
Total Capital	20.47	16.40	8.00	10.00
Tier 1 Leverage	11.66	11.66	4.00	5.00
Capital One, N.A.
Tier 1 Capital	11.56%	N/A	4.00%	6.00%
Total Capital	12.89	N/A	8.00	10.00
Tier 1 Leverage	8.33	N/A	4.00	5.00
Chevy Chase Bank, FSB
Tier 1 Capital	11.35%	N/A	4.00%	6.00%
Total Capital	11.39	N/A	8.00	10.00
Tier 1 (Core) Capital	6.55	N/A	4.00	5.00
June 30, 2008
Capital One Financial Corp.(1)
Tier 1 Capital	11.28%	10.56%	4.00%	N/A
Total Capital	14.18	13.35	8.00	N/A
Tier 1 Leverage	9.44	9.44	4.00	N/A
Capital One Bank
Tier 1 Capital	13.99%	10.51%	4.00%	6.00%
Total Capital	16.92	12.95	8.00	10.00
Tier 1 Leverage	12.78	12.78	4.00	5.00
Capital One, N.A.
Tier 1 Capital	10.24%	N/A	4.00%	6.00%
Total Capital	11.60	N/A	8.00	10.00
Tier 1 Leverage	8.00	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

X. Supervision and Regulation

The Company received required regulatory approvals on July 9, 2009, to merge Chevy Chase Bank, F.S.B. with and into CONA. The merger was consummated on July 30, 2009.

Deposits and Deposit Insurance

The Federal Deposit Insurance Corporation (FDIC) issued a rule that would impose a 5 basis point special assessment on a bank’s assets minus its Tier 1 capital as of June 30, 2009. The rule would also allow the FDIC to impose additional special assessments for the third and fourth quarters of 2009 if it believes that the Deposit Insurance Fund reserve ratio will fall to a level that would adversely affect public confidence or would be close to or below zero. The special assessment was, and any future special assessment will be, capped at 10 basis points times a bank’s assessment base for the relevant quarter’s risk-based assessment.

New Legislation and Regulation of Consumer Lending Activities

On December 18, 2008, the Federal Reserve amended Regulations Z and AA to include new rules that would change a number of disclosure and other obligations for credit cards and other open-end loans and place limitations on certain credit card practices. Among other things, the final rules will require extensive changes to disclosures for solicitations and applications, account opening, periodic statements, changes in terms, and convenience checks. These rules must be implemented by July 1, 2010.

Several of the new provisions of Regulation AA were later superseded by Congress, which amended the federal Truth-in-Lending Act and other consumer regulations by enacting the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“Credit CARD Act of 2009”). The Credit CARD Act of 2009 expands the disclosure requirements and prohibitions detailed in the Regulation Z and AA final rules. Among other things, the Credit CARD Act of 2009 will:

•	restrict increases in the rates charged on pre-existing credit card balances;

•

mandate 45-days notice before any increase of an interest rate or any other significant change to credit card account terms and provide consumers with a right to cancel their accounts before any changes would apply to them;

•	require issuers to consider decreasing interest rates increased since January 1, 2009 on a rolling six-month basis;

•	prevent “over-the-limit” fees unless a cardholder has agreed to receive over-the-limit protection, and limit the number of such fees that can be charged for the same violation;

•	limit the amount of any penalty fees or charges to amounts that are “reasonable and proportional to the omission or violation”;

•	limit the amount of fees charged to credit card accounts with lower credit lines;

•	mandate delivery of periodic statements 21 days before the due date and end of any grace period;

•	require that payments above the minimum payment be applied to balances with the highest interest rates first; and

•	prohibit the imposition of interest charges using the “two-cycle” billing method.

Since many of these provisions are likely to be the subject of further rulemakings by the Federal Reserve and other regulatory authorities, the provisions and impact of this new law will become more certain over time. However, this new law will impact the rates and fees that can be charged to consumer credit card accounts across the industry. The majority of the provisions of the Credit CARD Act of 2009 will become effective on February 22, 2010, with certain provisions such as the 45-day prior written notice requirement, the right to cancel and the statement delivery requirements becoming effective on August 20, 2009 and others related to reasonable and proportional penalty fees and consideration for rate decreases becoming effective on August 22, 2010.

For a discussion of the risks posed to the Company as a result of this new legislation and regulations, please refer to Item 1A. Risk Factors.

Legislation

Credit Card

Throughout 2008 and into 2009, Congress focused on a number of areas related to Capital One’s businesses. Seven Congressional hearings were held and numerous legislative proposals introduced on credit card practices. In May 2009, President Obama signed H.R. 627, the “Credit CARD Act” into law. This legislation has a staggered implementation process and is further discussed in Item 1A-”Risk Factors”.

In 2009, legislation to regulate interchange fees was also introduced in the U.S. House and the U.S. Senate. To date, no hearings have been scheduled on the issue but the sponsors are expected to continue to advocate its advancement. An amendment on H.R. 627 was submitted to the U.S. House of Representatives Committee on Rules to address interchange fees; however, it was not among the amendments made in order for floor debate and therefore was not included in the legislation. The final version of H.R. 627 as signed by the President included a study on interchange fees added during U.S. Senate consideration, but did not contain substantive restrictions. Additionally, it is expected this issue will continue to be raised at the state level.

Financial Regulatory Reform

In June 2009, the Obama Administration and Treasury Department released its proposal for Regulatory Reform. This proposal overhauls the financial regulatory structure in several significant respects. Among other changes, the proposal would give authority to the Federal Reserve Bank to serve as the nation’s financial services systemic risk regulator, with new enhanced scrutiny for financial institutions that are deemed “too big to fail.”

The proposal could also establish a Consumer Financial Protection Agency (CFPA), a new government agency with sole rule writing authority for consumer financial protection statutes. As proposed, the CFPA’s authority would cover all consumer financial products including any loan, deposit account or other financial product. The CFPA would define guidelines for standard financial products and would require firms to offer those products along with other lawful products the firms choose to offer, although other products

(“alternative products”) would be subject to additional regulatory scrutiny and litigation risk. The proposal also gives states the authority to enforce federal laws regardless of a bank’s charter, and it abolishes preemption, requiring national banks to meet up to 50 separate sets of standards. House Financial Services Committee Chairman Barney Frank has stated his intent for the Committee to consider the proposal in late July 2009, with consideration by the full U.S. House in the fall. Companion legislation to be considered by the Senate Banking Committee is not expected to be considered until the late third or fourth quarters 2009.

Housing and Mortgage Lending

Since 2008, Congress has also focused on the housing market, looking at both retrospective and prospective solutions. In July 2008, legislation was enacted to create additional federal backstops and strengthen regulation of the Government Sponsored Enterprises (“GSEs”), including an overhaul of Federal Housing Administration (“FHA”) programs. In March 2009, H.R. 1728, the “Mortgage Reform and Anti-Predatory Lending Act” was introduced in the U.S. House. This legislation was considered and passed by the House Financial Services Committee in April and the full House in May 2009. As passed by the House, H.R. 1728 would place a federal duty of care on mortgage originators, lower the threshold for loans covered under the Home Ownership Protection and Equity Act (HOEPA), as well as address assignee liability and require that securitizers retain access to all loans packaged and sold. This legislation now goes to the U.S. Senate for consideration; however, no companion legislation has been introduced in the U.S. Senate at this time.

In May 2009, the President signed the “Helping Families Save Their Homes Act” which provides various types of foreclosure relief and changes to the mortgage marketplace. Among other things, the law would: require the OCC, OTS and HUD to report to Congress on the number and type of loan modifications made by entities under their supervision; provide a limited safe harbor for any mortgage loan servicer that enters into a “qualified loss mitigation plan” with a borrower whose loan is held in a securitization vehicle; make various changes to the HOPE for Homeowners Act of 2008 (H4H) by providing greater incentives for mortgage servicers to engage in modifications and by reducing administrative burdens on loan underwriters; require new owners of mortgage loans to give notice to borrowers of the sale, transfer or assignment of the loan within 30 days of such sale, transfer or assignment and to provide certain information; and require 90 days notice to terminate the lease of a bona fide tenant of a foreclosed-upon dwelling.

Bankruptcy

There have been several proposals in Congress to modify the bankruptcy laws to permit homeowners at risk of foreclosure to modify their primary mortgages. On October 20, 2008, the President signed the “National Guard and Reservists Debt Relief Act of 2008,” making bankruptcy filings easier for national guardsmen and reservists. Broad bankruptcy legislation that could be seen as creating incentives for consumers to choose Chapter 13 bankruptcy as a primary remedy for mortgage related problems, which could lead to an increase in bankruptcy filings, also has been introduced in 2009. This legislation passed the U.S. House in March; however when it was offered as an amendment to a separate bill in the U.S. Senate, it was defeated. The Senate sponsor, Senator Dick Durbin, has stated he intends to continue fighting to enact the legislation and will use other available legislative vehicles, including reintroducing the amendment at a later date.

Please see “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges” under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for a discussion of the risks posed to the Company as a result of the current legislative environment.

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

XII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30
	2009			2008(4)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$63,883,345	$1,634,994	10.24%	$57,449,597	$1,593,244	11.09%
International	2,627,775	82,242	12.52%	3,254,082	108,720	13.36%

Total consumer loans	66,511,120	1,717,236	10.33%	60,703,679	1,701,964	11.21%
Commercial loans	38,766,925	516,572	5.33%	37,245,893	595,745	6.40%

Total loans held for investment(3)	105,278,045	2,233,808	8.49%	97,949,572	2,297,709	9.38%

Investment Securities	37,499,187	412,845	4.40%	24,165,083	281,084	4.65%

Other
Domestic	7,638,131	60,814	3.18%	8,414,960	104,177	4.95%
International	984,969	7,168	2.91%	1,099,407	8,887	3.23%

Total	8,623,100	67,982	3.15%	9,514,367	113,064	4.75%

Total earning assets(2)	151,400,332	$2,714,635	7.17%	131,629,022	$2,691,857	8.18%
Cash and due from banks(2)	3,129,319			2,077,481
Allowance for loan and lease losses(2)	(4,657,726)			(3,274,545)
Premises and equipment, net(2)	2,780,012			2,311,893
Other(2)	24,899,277			21,543,756
Total assets from discontinued operations	$37,998			$418,785

Total assets	$177,589,212			$154,706,392

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$105,775,932	$546,380	2.07%	$75,119,902	$570,707	3.04%
International	1,264,186	9,199	2.91%	3,555,188	21,869	2.46%

Total deposits	107,040,118	555,579	2.08%	78,675,090	592,576	3.01%
Senior and subordinated notes	8,322,746	57,113	2.74%	9,125,017	114,797	5.03%
Other borrowings
Domestic	15,190,551	153,729	4.05%	24,028,478	253,431	4.22%
International	1,084,294	1,628	0.60%	823,343	3,297	1.60%

Total other borrowings	16,274,845	155,357	3.82%	24,851,821	256,728	4.13%

Total interest-bearing liabilities(2)	131,637,709	$768,049	2.33%	112,651,928	$964,101	3.42%
Non-interest bearing deposits(2)	12,570,524			10,847,483
Other(2)	5,565,652			5,964,596
Total liabilities from discontinued operations	155,870			403,709

Total liabilities	149,929,755			129,867,716
Equity	27,659,457			24,838,676

Total liabilities and equity	$177,589,212			$154,706,392

Net interest spread			4.84%			4.76%

Interest income to average earning assets			7.17%			8.18%
Interest expense to average earning assets			2.03%			2.93%
Net interest margin			5.14%			5.25%

(1)	Interest income includes past-due fees on loans of approximately $170.0 million and $146.5 million for the three months ended June 30, 2009 and 2008, respectively.
(2)	Based on continuing operations.
(3)	Non-accrual loans are included in their respective loan categories.
(4)	Prior period amounts have been reclassified to confirm with current period presentation.

	Six Months Ended June 30
	2009			2008(4)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$62,648,700	$3,209,874	10.25%	$57,946,694	$3,282,433	11.32%
International	2,806,397	173,601	12.37%	3,515,344	230,315	13.10%

Total consumer loans	65,455,097	3,383,475	10.34%	61,492,038	3,512,748	11.43%
Commercial loans	38,964,227	1,040,664	5.34%	37,392,180	1,293,354	6.92%

Total loans held for investment(3)	104,419,324	4,424,139	8.47%	98,884,218	4,806,102	9.72%

Investment Securities	36,660,518	807,625	4.41%	22,687,982	538,825	4.75%

Other
Domestic	6,000,400	120,102	4.00%	7,040,394	209,033	5.94%
International	911,681	10,997	2.41%	1,108,124	17,422	3.14%

Total	6,912,081	131,099	3.79%	8,148,518	226,455	5.56%

Total earning assets(2)	147,991,923	$5,362,863	7.25%	129,720,718	$5,571,382	8.59%
Cash and due from banks(2)	3,110,436			2,093,546
Allowance for loan and lease losses(2)	(4,590,832)			(3,119,798)
Premises and equipment, net(2)	2,630,951			2,309,131
Other(2)	23,926,237			21,644,009
Total assets from discontinued operations	$26,735			$416,612

Total assets	$173,095,450			$153,064,218

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$102,732,424	$1,166,427	2.27%	$72,902,473	$1,155,677	3.17%
International	1,318,794	21,000	3.18%	3,601,993	47,288	2.63%

Total deposits	104,051,218	1,187,427	2.28%	76,504,466	1,202,965	3.14%
Senior and subordinated notes	8,049,472	115,157	2.86%	9,612,447	255,767	5.32%
Other borrowings
Domestic	14,807,127	323,428	4.37%	24,187,153	566,215	4.68%
International	1,186,902	3.,514	0.59%	876,356	6,762	1.54%

Total other borrowings	15,994,029	326,942	4.09%	25,063,509	572,977	4.57%

Total interest-bearing liabilities(2)	128,094,719	$1,629,526	2.54%	111,180,422	$2,031,709	3.65%
Non-interest bearing deposits(2)	11,919,943			10,730,030
Other(2)	5,577,438			6,048,435
Total liabilities from discontinued operations	147,099			401,614

Total liabilities	145,739,199			128,360,501
Equity	27,356,251			24,703,717

Total liabilities and equity	$173,095,450			$153,064,218

Net interest spread			4.70%			4.94%

Interest income to average earning assets			7.25%			8.59%
Interest expense to average earning assets			2.20%			3.13%
Net interest margin			5.05%			5.46%

(1)	Interest income includes past-due fees on loans of approximately $332.0 million and $338.7 million for the six months ended June 30, 2009 and 2008, respectively.
(2)	Based on continuing operations.
(3)	Non-accrual loans are included in their respective loan categories.
(4)	Prior period amounts have been reclassified to confirm with current period presentation.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended June 30, 2009 vs. 2008			Six Months Ended June 30, 2009 vs. 2008
	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
(Dollars in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Interest Income(2):
Consumer loans
Domestic	$41,750	$170,276	$(128,526)	$(72,559)	$252,978	$(325,537)
International	(26,478)	(19,929)	(6,549)	(56,714)	(44,417)	(12,297)

Total	15,272	155,773	(140,501)	(129,273)	217,693	(346,966)
Commercial loans	(79,173)	23,531	(102,704)	(252,690)	52,445	(305,135)

Total loans held for investment	(63,901)	164,700	(228,601)	(381,963)	258,541	(640,504)
Investment Securities	131,761	147,535	(15,774)	268,800	310,340	(41,540)
Other
Domestic	(43,363)	(8,912)	(34,451)	(88,931)	(27,739)	(61,192)
International	(1,719)	(878)	(841)	(6,425)	(2,778)	(3,647)

Total	(45,082)	(9,815)	(35,267)	(95,356)	(30,834)	(64,522)

Total interest income	22,778	376,959	(354,181)	(208,519)	726,599	(935,118)
Interest Expense:
Deposits
Domestic	(24,327)	191,123	(215,450)	10,750	393,640	(382,890)
International	(12,670)	(16,101)	3,431	(26,288)	(34,752)	8,464

Total	(36,997)	177,979	(214,976)	(15,538)	365,719	(381,257)
Senior notes	(57,684)	(9,349)	(48,335)	(140,610)	(36,585)	(104,025)
Other borrowings
Domestic	(99,702)	(89,814)	(9,888)	(242,787)	(207,049)	(35,738)
International	(1,669)	825	(2,494)	(3,248)	1,857	(5,105)

Total	(101,371)	(83,088)	(18,283)	(246,035)	(190,359)	(55,676)

Total interest expense	(196,052)	144,581	(340,633)	(402,183)	277,757	(679,940)

Net interest income	$218,830	$254,840	$(36,010)	$193,664	$474,057	$(280,393)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Based on continuing operations.

TABLE C—MANAGED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended June 30
(Dollars in thousands)	2009			2008
	CCB Acquired Loans(1)	All Other Loans	Total	Total
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$15,703,219	$15,703,219	$11,359,962
International	—	2,280,458	2,280,458	2,973,901

Total credit card	—	17,983,677	17,983,677	14,333,863
Installment loans
Domestic	32,014	8,259,568	8,291,582	10,325,577
International	—	80,407	80,407	246,782

Total installment loans	32,014	8,339,975	8,371,989	10,572,359
Auto loans	202,068	19,910,213	20,112,281	23,384,407
Mortgage loans	7,296,763	9,761,350	17,058,113	11,396,735

Total consumer loans	7,530,845	55,995,215	63,526,060	59,687,364

Commercial loans	874,091	36,673,478	37,547,569	37,377,874

Total reported loans held for investment	8,404,936	92,668,693	101,073,629	97,065,238

Securitization adjustments:
Consumer loans
Credit cards
Domestic	—	33,956,015	33,956,015	38,720,643
International	—	6,277,576	6,277,576	7,519,483

Total credit card	—	40,233,591	40,233,591	46,240,126
Installment loans—Domestic	—	627,944	627,944	1,369,127
Auto loans	—	—	—	—

Total consumer loans	—	40,861,535	40,861,535	47,609,253
Commercial loans	—	4,315,560	4,315,560	2,572,769

Total securitization adjustments	—	45,177,095	45,177,095	50,182,022

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$49,659,234	$49,659,234	$50,080,605
International	—	8,558,034	8,558,034	10,493,384

Total credit card	—	58,217,268	58,217,268	60,573,989
Installment loans
Domestic	32,014	8,887,512	8,919,526	11,694,704
International	—	80,407	80,407	246,782

Total installment loans	32,014	8,967,919	8,999,933	11,941,486
Auto loans	202,068	19,910,213	20,112,281	23,384,407
Mortgage loans	7,296,763	9,761,350	17,058,113	11,396,735

Total consumer loans	7,530,845	96,856,750	104,387,595	107,296,617
Commercial loans	874,091	40,989,038	41,863,129	39,950,643

Total managed loans held for investment	$8,404,936	$137,845,788	$146,250,724	$147,247,260

(1)	Represents the acquired loan portfolio from Chevy Chase Bank. Balances and averages for the three months ended June 30, 2009.

	Three Months Ended June 30
(Dollars in thousands)	2009			2008
	CCB Acquired Loans(1)	All Other Loans	Total	Total
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$16,516,943	$16,516,943	$11,530,844
International	—	2,543,725	2,543,725	2,984,666

Total credit card	—	19,060,668	19,060,668	14,515,510
Installment loans
Domestic	46,916	8,788,867	8,835,783	10,224,877
International	—	84,050	84,050	269,416

Total installment loans	46,916	8,872,917	8,919,833	10,494,293
Auto loans	218,445	20,298,486	20,516,931	24,053,848
Mortgage loans	8,026,347	9,987,341	18,013,688	11,640,028

Total consumer loans	8,291,708	58,219,412	66,511,120	60,703,679
Commercial loans	933,209	37,833,716	38,766,925	37,245,893

Total reported loans held for investment	9,224,917	96,053,128	105,278,045	97,949,572

Securitization adjustments:
Consumer loans
Credit cards
Domestic	—	33,586,979	33,586,979	38,296,910
International	—	5,700,085	5,700,085	7,511,408

Total credit card	—	39,287,064	39,287,064	45,808,318
Installment loans—Domestic	—	693,891	693,891	1,501,601
Auto loans	—	—	—	22,036

Total consumer loans	—	39,980,955	39,980,955	47,331,955

Commercial loans	—	3,350,133	3,350,133	2,434,166
Total securitization adjustments	—	43,331,088	43,331,088	49,766,121

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$50,103,922	$50,103,922	$49,827,754
International	—	8,243,810	8,243,810	10,496,074

Total credit card	—	58,347,732	58,347,732	60,323,828
Installment loans
Domestic	46,916	9,482,758	9,529,674	11,726,478
International	—	84,050	84,050	269,416

Total installment loans	46,916	9,566,808	9,613,724	11,995,894
Auto loans	218,445	20,298,486	20,516,931	24,075,884
Mortgage loans	8,026,347	9,987,341	18,013,688	11,640,028

Total consumer loans	8,291,708	98,200,367	106,492,075	108,035,634
Commercial loans and small business	933,209	41,183,849	42,117,058	39,680,059

Total managed loans held for investment	$9,224,917	$139,384,216	$148,609,133	$147,715,693

(1)	Represents the acquired loan portfolio from Chevy Chase Bank. Balances and averages included for the three months ended June 30, 2009.

	Six Months Ended June 30
(Dollars in thousands)	2009			2008
	CCB Acquired Loans(1)	All Other Loans	Total	Total
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$16,830,998	$16,830,998	$11,525,840
International	—	2,712,160	2,712,160	3,219,218

Total credit card	—	19,543,158	19,543,158	14,745,058
Installment loans
Domestic	31,651	9,266,919	9,298,570	10,078,931
International	—	94,237	94,237	296,126

Total installment loans	31,651	9,361,156	9,392,807	10,375,057
Auto loans	149,634	20,703,675	20,853,309	24,495,183
Mortgage loans	5,443,946	10,221,877	15,665,823	11,876,740

Total consumer loans	5,625,231	59,829,866	65,455,097	61,492,038

Commercial loans	631,648	38,332,579	38,964,227	37,392,180

Total reported loans held for investment	6,256,879	98,162,445	104,419,234	98,884,218

Securitization adjustments:
Consumer loans
Credit cards
Domestic	—	34,349,125	34,349,125	38,789,686
International	—	5,548,978	5,548,978	7,554,413

Total credit card	—	39,898,103	39,898,103	46,344,099
Installment loans—Domestic	—	771,071	771,071	1,653,200
Auto loans	—	—	—	57,045

Total consumer loans	—	40,669,174	40,669,174	48,054,344
Commercial loans	—	2,964,531	2,964,531	1,779,033

Total securitization adjustments	—	43,633,705	43,633,705	49,833,377

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$51,180,123	$51,180,123	$50,315,526
International	—	8,261,138	8,261,138	10,773,631

Total credit card	—	59,441,261	59,441,261	61,089,157
Installment loans
Domestic	31,651	10,037,990	10,069,641	11,732,131
International	—	94,237	94,237	296,126

Total installment loans	31,651	10,132,227	10,163,878	12,028,257
Auto loans	149,634	20,703,675	20,853,309	24,552,228
Mortgage loans	5,443,946	10,221,877	15,665,823	11,876,740

Total consumer loans	5,625,231	100,499,040	106,124,271	109,546,382
Commercial loans	631,648	41,297,110	41,928,758	39,171,213

Total managed loans held for investment	$6,256,879	$141,796,150	$148,053,029	$148,717,595

(1)	Represents the acquired loan portfolio from Chevy Chase Bank. Balances and averages included for the six months ended June 30, 2009.

TABLE D—COMPOSITION OF REPORTED HELD FOR INVESTMENT LOAN PORTFOLIO

	Three Months Ended June 30
	2009				2008
(Dollars in thousands)	CCB Acquired Loans	All Other Loans	Total Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$7,530,845	$55,995,215	$63,526,060	62.85%	$59,687,364	61.49%
Commercial loans	874,091	36,673,478	37,547,569	37.15%	37,377,874	38.51%

Total	$8,404,936	$92,668,693	$101,073,629	100.00%	$97,065,238	100.00%

TABLE E—DELINQUENCIES

Table E shows loan delinquency trends for the periods presented on a reported and managed basis.

	Three Months Ended June 30
	2009		2008
(Dollars in thousands)	Loans(3)	% of Loans	Loans	% of Loans
Reported(1) (2):
Loans held for investment	$92,668,693	100.00%	$97,065,238	100.00%
Loans delinquent:
30-59 days	1,860,211	2.01%	1,832,062	1.89%
60-89 days	966,881	1.04%	800,727	0.82%
90-119 days	525,101	0.57%	404,578	0.42%
120-149 days	203,985	0.22%	157,479	0.16%
150 or more days	189,519	0.20%	135,306	0.14%

Total	$3,745,697	4.04%	$3,330,152	3.43%

Loans delinquent by geographic area:
Domestic	3,577,397	3.62%	3,202,533	3.41%
International	168,300	7.13%	127,619	3.96%
Managed(1)(2):
Loans held for investment	$137,845,788	100.00%	$147,247,259	100.00%
Loans delinquent:
30-59 days	2,467,299	1.79%	2,458,195	1.67%
60-89 days	1,421,676	1.03%	1,234,942	0.84%
90-119 days	965,578	0.70%	779,478	0.53%
120-149 days	595,994	0.43%	476,682	0.32%
150 or more days	536,902	0.39%	412,332	0.28%

Total	$5,987,449	4.34%	$5,361,629	3.64%

Loans delinquent by geographic area:
Domestic	$5,370,309	3.90%	$4,743,857	3.48%
International	$617,140	7.14%	$617,773	5.75%

(1)	All loans are accruing loans except for consumer auto loans included in the 90-119 days past due bucket of $130.6 million and $134.6 million as of June 30, 2009 and 2008, respectively. See Table G-Nonperforming Assets.
(2)	Includes credit card loans that continue to accrue finance charges and fees until charged off. The amounts are net of finance charges and fees considered uncollectible that are suppressed and are not recognized in income. At June 30, 2009, and 2008, $660.1 million and $487.8 had been reserved for finance charges and fees considered uncollectible.
(3)	Excludes the acquired loan portfolio from Chevy Chase Bank as these loans are considered performing under SFAS 141(R) and/or SOP 03-3. As of June 30, 2009 the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $253.7 million. For loans 90+ days past due see Table G-Nonperforming Assets.

TABLE F—NET CHARGE-OFFS

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2009	2008	2009	2008
Reported:
Average loans held for investment (1)	$96,053,128	$97,949,572	$98,162,445	$98,884,218
Net charge-offs (2)	1,119,155	793,048	2,256,942	1,560,182
Net charge-offs as a percentage of average loans held for investment	4.66%	3.24%	4.60%	3.16%

Managed:
Average loans held for investment (1)	$139,384,216	$147,715,693	$141,796,150	$148,717,595
Net charge-offs (2)	2,089,090	1,532,945	4,079,697	3,015,218
Net charge-offs as a percentage of average loans held for investment	6.00%	4.15%	5.75%	4.05%

Acquired Loan Portfolio:
Average loans held for investment	$9,224,917		$6,256,879
Net charge-offs	150,552		191,851
Net charge-offs as a percentage of average loans held for investment	6.53%		6.13%

Credit Mark:
Balance beginning of period	$2,164,555		$2,205,853 (3)
Less: principal and non-principal losses on acquired portfolio	158,268		199,566

Balance end of period	$2,006,287		$2,006,287

(1)	Excludes average Chevy Chase Bank acquired loan portfolio of $9.2 billion and $6.3 billion, for the three and six months ended June 30, 2009, respectively.
(2)	Charge-offs exclude net charge-offs of $150.6 million and $191.9 million on the Chevy Chase Bank acquired loan portfolio ended June 30, 2009. Charge-offs on the Chevy Chase Bank acquired loan portfolio are applied against the credit mark established under FAS 141(R) upon acquisition.
(3)	As of the acquisition date of February 27, 2009.

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

	As of June 30
(Dollars in thousands)	2009	2008
Nonperforming assets:
Nonperforming loans held for investment(1)(2):
Commercial lending
Commercial and multi-family real estate	$284,813	$112,496
Middle market	111,623	24,047
Specialty lending	64,053	9,342

Total commercial lending	460,489	145,885
Small ticket commercial real estate	244,084	74,307
Small business lending	85,350	43,526
Consumer—auto	130,640	134,553
Consumer—real estate	253,060	140,122
Consumer—other	23,318	6,220

Total nonperforming loans held for investment	1,196,941	544,613
Foreclosed property(4)	239,431	72,268
Repossessed assets	35,025	45,358

Total nonperforming assets	$1,471,397	$662,239

Nonperforming loans as a percentage of loans held for investment(3)	1.29%	0.56%
Nonperforming assets as a percentage of loans held for investment(3)	1.59%	0.68%

(1)	Our policy is not to classify credit card loans as nonperforming loans. See Table E-Delinquencies for accruing loans contractually past due 90 days or more.
(2)	Excludes loans acquired with Chevy Chase Bank purchase and previously considered nonperforming of $1,117.2 million as these loans have been recorded at fair value and are considered performing in accordance with SFAS 141(R) and/or SOP 03-3.
(3)	Excludes the acquired loan portfolio of Chevy Chase Bank of $8.4 billion.
(4)	The acquisition of Chevy Chase Bank added $161.7 million to foreclosed property.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars In Thousands)	2009	2008	2009	2008
Balance at beginning of period	$4,648,031	$3,273,355	$4,523,960	$2,963,000
Provision for loan and lease losses:
Domestic	882,259	805,152	2,098,197	1,839,133
International	51,779	23,978	114,978	69,069

Total provision for loan and lease losses(1)	934,038	829,130	2,213,175	1,908,202

Other(1)	18,913	1,566	1,264	(17)
Charge-offs:
Consumer loans:
Domestic	(1,021,582)	(774,255)	(2,074,932)	(1,527,685)
International	(72,765)	(61,495)	(140,847)	(124,643)

Total consumer loans	(1,094,347)	(835,750)	(2,215,779)	(1,652,328)
Commercial loans	(232,534)	(123,485)	(441,024)	(244,149)

Total charge-offs	(1,326,881)	(959,235)	(2,656,803)	(1,896,477)

Principal recoveries:
Consumer loans:
Domestic	179,604	134,980	347,077	270,134
International	10,603	14,766	23,575	33,876

Total consumer loans	190,207	149,746	370,652	304,010
Commercial loans	17,519	16,441	29,579	32,285

Total principal recoveries	207,726	166,187	400,231	336,295

Net charge-offs(2)	(1,119,155)	(793,048)	(2,256,572)	(1,560,182)

Balance at end of period	$4,481,827	$3,311,003	$4,481,827	$3,311,003

Allowance for loan and lease losses to loans held for investment at end of period(2)	4.84%	3.41%	4.84%	3.41%

Allowance for loan and lease losses by geographic distribution:
Domestic	$4,270,517	$3,129,959	$4,270,517	$3,129,959
International	211,310	181,044	211,310	181,044

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$3,332,042	$2,504,877	$3,332,042	$2,504,877
International	211,310	181,044	211,310	181,044

Total consumer loans	3,543,352	2,685,921	3,543,352	2,685,921
Commercial loans	938,475	625,082	938,475	625,082

Allowance for loan and lease losses(2)	$4,481,827	$3,311,003	$4,481,827	$3,311,003

(1)	The Company recorded an increase in the unfunded commitment reserve of $7.6 million during the second quarter of 2009. This reserve is included in the provision for loan and lease losses on the income statement and in other liabilities on the balance sheet; as such it is subtracted from the allowance for loan and lease losses recalculation as reflected in the Other line item.
(2)	Excludes Chevy Chase Bank acquired loan portfolio as charge-offs on that portfolio are applied against the credit mark. See Table F for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under our Annual Report on Form 10-K for the year ended December 31, 2008, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended June 30, 2009.

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

The information required by Item 1 is included in this Quarterly Report under the heading “Notes to Consolidated Financial Statements—Note 15—Commitments, Contingencies and Guarantees.”

Item 1A.	Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Item 1A “Risk Factors” for a summary of our risk factors. Refer also to the discussion below which supplements and modifies our discussion of risk factors in our Form 10-K for the year ended December 31, 2008, and our Form 10-Q for the quarter ended March 31, 2009.

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

The Federal Reserve adopted amendments to Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending), effective July 1, 2010, which limit or prohibit certain credit card practices and require increased disclosures for consumers. Among other things, the rules would prohibit an increase in the interest rates applied to existing credit card balances except in limited circumstances and prohibit the use of payment allocation methods that maximize interest charges.

In addition, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“Credit CARD Act of 2009”) expands, and in some cases supersedes, the disclosure requirements and prohibitions detailed in the Regulation Z and AA final rules and impacts the rates and fees that can be charged to consumer credit card accounts. As a result of these regulations and legislation, revenue and the effective yield of revolving credit card accounts may be reduced. Significant expenditures may be required to comply with the new law and compliance costs overall may also increase. The amended rules and new legislation will require substantial modifications to virtually all marketing and account management communications. While the majority of these regulations and legislation are targeted at practices in which the Company has not engaged, we anticipate that the Company will need to make significant changes to our current account management strategies to address the new limitations imposed. The regulations and legislation are directed at consumer transactions; however, they could be applied to small business credit cards, as well, in the future.

Also, the Credit CARD Act of 2009 includes mandated implementation dates, with most of its provisions taking effect on February 22, 2010. Certain other provisions become effective on August 20, 2009 and on August 22, 2010. Final Federal Reserve

regulations to implement the requirements of the Credit CARD Act have not been promulgated. This delay could impact the Company’s ability to become quickly compliant with optimal product offerings and adequately test any needed technology changes prior to the required implementation dates.

In addition, legislation has been introduced that could enable merchants to negotiate interchange fees, which are the discounts on the payment due from the card-issuing bank to the merchant bank through the interchange network. If enacted, then any subsequent negotiations with merchants could reduce the interchange fees that the Company is able to collect. The future of these bills is uncertain, but each, or additional legislation, could be introduced or reintroduced in 2009. We face similar risks with respect to our international businesses, where changing laws and regulations may have an adverse impact on our results.

In January 2009, broad bankruptcy legislation was introduced in Congress that could create incentives for consumers to choose Chapter 13 bankruptcy as a primary remedy for mortgage related problems. Such legislation, if enacted, could result in an increase in bankruptcy filings, which could lead to increased credit losses in certain of our lending businesses, such as credit cards and auto finance, and could have an overall negative impact on our results of operation.

Finally, in June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166, An Amendment of FASB Statement No. 140 (“SFAS 166”), and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), to variable interest entities that are qualifying special-purpose entities. SFAS 167 retains the scope of FIN 46R with the addition of entities previously considered qualifying special-purpose entities. SFAS 166 and SFAS 167 are effective for the Company’s annual reporting period beginning January 1, 2010. The adoption of SFAS 166 and SFAS 167 could have a significant impact on the Company’s consolidated financial statements because the Company expects it will be required to consolidate at least some of its special purpose entities to which pools of loan receivables have been transferred in transactions previously qualifying as sales. Holding more of these assets on the Company’s balance sheet may require it to take various actions, including raising additional capital, in order to meet regulatory capital requirements. Such capital may not be available on terms favorable to the Company, if at all, and could have a negative impact on the Company’s financial results. As of June 30, 2009, the Company had approximately $44.5 billion of credit card receivables held by QSPEs.

Laws and regulations, and any interpretations and applications with respect thereto, generally are intended to benefit consumers, borrowers and depositors, not stockholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth and capital levels. In addition, some of these new laws and regulations may cause our securitization transactions to amortize earlier than scheduled or increase certain capital requirements. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the laws and regulations to which we are subject, please refer to Supervision and Regulation in Item 1.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount that May Yet Be Purchased Under the Plan or Program
April 1-30, 2009	1,849	$21.00	—	$2,000,000
May 1-31, 2009	29,366	$16.98	—	$2,000,000
June 1-30, 2009	1,869	$24.14	—	$2,000,000

Total	33,084		—

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 12, 2006, between Capital One Financial Corporation and North Fork Bancorporation (incorporated by reference to the Corporation’s Report on Form 8-K, filed on March 16, 2006).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended October 30, 2008) (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed November 3, 2008).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K filed March 5, 2004).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.5	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.6	Specimen of Floating Rate Senior Note, due 2009, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.7	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.8	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.9	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York Mellon, formerly known as The Bank of New York as institutional trustee, BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

Exhibit No.	Description
4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, formerly known as The Bank of New York, as institutional trustee, BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, formerly known as The Bank of New York, as institutional trustee, BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.8.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1	Amendments to Processing Services Agreement, effective October 31, 2008, between the Corporation and Total System Services, Inc. (confidential treatment requested for portions of these amendments) (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending September 30, 2008).

10.2	Form of Employment Agreement between Capital One Financial Corporation and its named executive officers (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the period ending March 31, 2009).

10.3	Employment Agreement between Capital One Financial Corporation and Lynn Pike (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ending March 31, 2009).

Exhibit No.	Description
31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-Q.
**	Information in this 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: August 10, 2009	By:	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer