Form 10-Q
period 2009-09-30
CAPITAL ONE FINANCIAL CORP
filed 2009-11-09
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009.

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

As of October 31, 2009 there were 449,924,631 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

CAPITAL ONE FINANCIAL CORPORATION

FORM 10-Q

INDEX

September 30, 2009

Part 1. Financial Information

Item 1.	Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)

	September 30, 2009	December 31, 2008
Assets:
Cash and due from banks	$2,719,100	$2,047,839
Federal funds sold and resale agreements	544,793	636,752
Interest-bearing deposits at other banks	863,310	4,806,752

Cash and cash equivalents	4,127,203	7,491,343
Securities available for sale	37,693,001	31,003,271
Securities held to maturity	83,608	—
Mortgage loans held for sale	141,158	68,462
Loans held for investment	96,783,165	101,017,771
Less: Allowance for loan and lease losses	(4,513,493)	(4,523,960)

Net loans held for investment	92,269,672	96,493,811
Accounts receivable from securitizations	6,985,200	6,342,754
Premises and equipment, net	2,773,173	2,313,106
Interest receivable	947,738	827,909
Goodwill	13,524,978	11,964,487
Other	9,958,190	9,408,309

Total assets	$168,503,921	$165,913,452

Liabilities:
Non-interest-bearing deposits	$12,734,589	$11,293,852
Interest-bearing deposits	101,768,522	97,326,937

Total deposits	114,503,111	108,620,789
Senior and subordinated notes	9,208,769	8,308,843
Other borrowings	12,126,181	14,869,648
Interest payable	582,969	676,398
Other	5,860,739	6,825,341

Total liabilities	142,281,769	139,301,019

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares, zero and 3,555,199 issued or outstanding as of September 30, 2009 and December 31, 2008, respectively	—	3,096,466
Common stock, par value $.01 per share; authorized 1,000,000,000 shares, 502,097,580 and 438,434,235 issued as of September 30, 2009 and December 31, 2008, respectively	5,021	4,384
Paid-in capital, net	18,928,719	17,278,102
Retained earnings	10,404,255	10,621,164
Cumulative other comprehensive income (loss)	56,524	(1,221,796)
Less: Treasury stock, at cost; 47,014,878 and 46,637,241 shares as of September 30, 2009 and December 31, 2008, respectively	(3,172,367)	(3,165,887)

Total stockholders’ equity	26,222,152	26,612,433

Total liabilities and stockholders’ equity	$168,503,921	$165,913,452

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Income

(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Interest Income:
Loans held for investment, including past-due fees	$2,265,720	$2,347,480	$6,689,859	$7,153,582
Investment securities	398,835	317,268	1,206,460	856,093
Other	83,195	107,048	214,294	333,503

Total interest income	2,747,750	2,771,796	8,110,613	8,343,178

Interest Expense:
Deposits	479,178	624,319	1,666,605	1,827,284
Senior and subordinated notes	74,032	96,568	189,189	352,335
Other borrowings	143,860	244,264	470,802	817,241

Total interest expense	697,070	965,151	2,326,596	2,996,860

Net interest income	2,050,680	1,806,645	5,784,017	5,346,318
Provision for loan and lease losses	1,173,165	1,093,917	3,386,340	3,002,119

Net interest income after provision for loan and lease losses	877,515	712,728	2,397,677	2,344,199

Non-Interest Income:
Servicing and securitizations	720,698	875,718	1,536,751	2,793,520
Service charges and other customer-related fees	496,404	576,762	1,494,292	1,675,032
Mortgage servicing and other	8,656	39,183	45,199	90,990
Interchange	122,585	148,076	389,378	432,708
Net impairment losses recognized in earnings(1)	(11,173)	—	(21,567)	—
Other	215,210	57,152	430,348	383,435

Total non-interest income	1,552,380	1,696,891	3,874,401	5,375,685

Non-Interest Expense:
Salaries and associate benefits	648,180	571,686	1,836,430	1,761,538
Marketing	103,698	267,372	400,380	853,265
Communications and data processing	175,575	176,720	569,257	559,065
Supplies and equipment	122,777	126,781	370,160	389,649
Occupancy	113,913	96,483	329,049	264,700
Restructuring expense	26,357	15,306	87,358	81,625
Other	611,978	555,858	1,876,692	1,542,242

Total non-interest expense	1,802,478	1,810,206	5,469,326	5,452,084

Income from continuing operations before income taxes	627,417	599,413	802,752	2,267,800
Income tax provision	158,191	213,624	190,246	786,958

Income from continuing operations, net of tax	469,226	385,789	612,506	1,480,842
Loss from discontinued operations, net of tax	(43,587)	(11,650)	(74,543)	(105,294)

Net income	$425,639	$374,139	$537,963	$1,375,548

Net income (loss) available to common shareholders	$425,639	$374,139	$(25,945)	$1,375,548

Basic earnings per common share:
Income from continuing operations	$1.04	$1.03	$0.12	$3.98
Loss from discontinued operations	(0.09)	(0.03)	(0.18)	(0.28)

Net income (loss)	$0.95	$1.00	$(0.06)	$3.70

Diluted earnings per common share:
Income (loss) from continuing operations	$1.03	$1.03	$0.12	$3.96
Loss from discontinued operations	(0.09)	(0.03)	(0.18)	(0.28)

Net income (loss)	$0.94	$1.00	$(0.06)	$3.68

Dividends paid per common share	$0.05	$0.375	$0.475	$1.125

(1)	For the three and nine months ended September 30, 2009, the Company recorded other-than-temporary impairment losses of $11.2 million and $21.6 million, respectively. Total unrealized losses on these securities recognized in other comprehensive income as a component of stockholders’ equity at September 30, 2009 was $158.8 million.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data) (unaudited)

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2007	419,224,900	$4,192	$—	$15,860,490	$11,267,568	$315,248	$(3,153,386)	$24,294,112
Adjustment to initially apply the measurement date provision for post retirement benefits of ASC 715-20 of the Codification, net of income tax benefit of $317	—	—	—	—	572	(1,161)	—	(589)
Comprehensive income:
Net income	—	—	—	—	1,375,548	—	—	1,375,548
Other comprehensive income, net of income tax:
Unrealized losses on securities, net of income tax benefit of $144,858	—	—	—	—	—	(269,022)	—	(269,022)
Defined benefit pension plans, net of income tax benefit of $2,089	—	—	—	—	—	(4,032)	—	(4,032)
Foreign currency translation adjustments	—	—	—	—	—	(253,790)	—	(253,790)
Unrealized loss on cash flow hedging instruments, net of income tax benefit of $5,964	—	—	—	—	—	11,077	—	11,077

Other comprehensive income (loss)	—	—	—	—	—	(515,767)	—	(515,767)

Comprehensive income								859,781
Cash dividends—Common stock $1.125 per share	—	—	—	—	(421,518)	—	—	(421,518)
Purchase of treasury stock	—	—	—	—	—	—	(12,025)	(12,025)
Issuances of common stock and restricted stock, net of forfeitures	17,170,062	172	—	758,602	—	—	—	758,774
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,910,252	19	—	60,699	—	—	—	60,718
Compensation expense for restricted stock awards and stock options	—	—	—	67,576	—	—	—	67,576
Allocation of ESOP shares	—	—	—	4,711	—	—	—	4,711

Balance, September 30, 2008	438,305,214	$4,383	—	$16,752,078	$12,222,170	$(201,680)	$(3,165,411)	$25,611,540

Balance, December 31, 2008	438,434,235	$4,384	$3,096,466	$17,278,102	$10,621,164	$(1,221,796)	$(3,165,887)	$26,612,433
Comprehensive income:
Net income	—	—	—	—	537,963	—	—	537,963
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income taxes of $544,333	—	—	—	—	—	1,026,279	—	1,026,279
Defined benefit pension plans, net of net income tax benefit of $1,641	—	—	—	—	—	(2,944)	—	(2,944)
Foreign currency translation adjustments	—	—	—	—	—	177,489	—	177,489
Unrealized gains in cash flow hedging instruments, net of income taxes of $51,792	—	—	—	—	—	77,496	—	77,496

Other comprehensive income (loss)	—	—	—	—	—	1,278,320	—	1,278,320

Comprehensive income (loss)								1,816,283
Cash dividends-Common stock $0.475 per share	—	—	—	—	(190,964)	—	—	(190,964)
Cash dividends-Preferred stock 5% per annum	—	—	(22,714)	—	(82,461)	—	—	(105,175)
Purchase of treasury stock	—	—	—	—	—	—	(6,480)	(6,480)
Issuances of common stock and restricted stock, net of forfeitures	61,009,827	610	—	1,528,688	—	—	—	1,529,298
Exercise of stock options and tax benefits of exercises and restricted stock vesting	92,917	1	—	894	—	—	—	895
Accretion of preferred stock discount	—	—	33,554	—	(33,554)	—	—	—
Redemption of preferred stock	—	—	(3,107,306)	—	(447,893)	—	—	(3,555,199)
Compensation expense for restricted stock awards and stock options	—	—	—	88,972	—	—	—	88,972
Issuance of common stock for acquisition	2,560,601	26	—	30,830	—	—	—	30,856
Allocation of ESOP shares	—	—	—	1,233	—	—	—	1,233

Balance, September 30, 2009	502,097,580	$5,021	$—	$18,928,719	$10,404,255	$56,524	$(3,172,367)	$26,222,152

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands) (unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Income from continuing operations, net of tax	$612,506	$1,480,842
Loss from discontinued operations, net of tax	(74,543)	(105,294)

Net Income	537,963	1,375,548
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	3,386,340	3,002,119
Depreciation and amortization, net	585,874	536,436
Gain on sales of securities available for sale	(217,044)	(13,713)
Gain on sales of auto loans	—	(2,428)
Gain on repurchase of senior notes	—	(53,860)
Mortgage loans held for sale:
Transfers and originations	(6,765,798)	(1,639,636)
Loss (Gain) on sales	399	(26,062)
Proceeds from sales	6,924,248	1,864,311
Stock plan compensation expense	102,036	81,239
Changes in assets and liabilities:
(Increase) Decrease in interest receivable	(119,829)	88,600
Increase in accounts receivable from securitizations	(642,446)	(262,944)
Decrease (Increase) in other assets	1,105,795	(960,113)
Decreases in interest payable	(93,429)	(123,518)
(Decreases) Increase in other liabilities	(1,712,839)	85,499
Net cash used in operating activities attributable to discontinued operations	39,984	129,659

Net cash provided by operating activities	3,131,254	4,081,137

Investing Activities:
Purchases of securities available for sale	(22,368,668)	(15,266,177)
Proceeds from maturities of securities available for sale	7,710,694	5,189,006
Proceeds from sales of securities available for sale	10,977,685	2,504,289
Proceeds from securitizations of loans	8,816,378	8,446,956
Net (increase) decrease in loans held for investment	375,936	(7,649,922)
Principal recoveries of loans previously charged off	592,514	501,970
Additions of premises and equipment, net	(213,799)	(270,064)
Net payment for companies acquired	(448,151)	—
Net cash provided by investing activities attributable to discontinued operations	451	11,659

Net cash provided by (used in) investing activities	5,443,040	(6,532,283)

Financing Activities:
Net (decrease) increase in deposits	(7,674,317)	16,151,798
Net decreases in other borrowings	(4,748,368)	(10,834,872)
Maturities of senior notes	(1,447,365)	(1,318,694)
Repurchases of senior notes	—	(1,120,724)
Redemptions of acquired company debt and noncontrolling interest	(464,915)	—
Issuance of junior subordinated notes	1,000,000	—
Issuance of senior notes	1,000,000	—
Issuance of subordinated notes	1,500,000	—
Redemption of preferred stock	(3,555,199)	—
Purchases of treasury stock	(6,480)	(12,025)
Dividends paid-common stock	(190,964)	(421,518)
Dividends paid-preferred stock	(105,175)	—
Net proceeds from issuances of common stock	1,530,531	763,485
Proceeds from share based payment activities	895	60,718
Net cash used in financing activities attributable to discontinued operations	(3,394)	(17,690)

Net cash (used in) provided by financing activities	(13,164,751)	3,250,478

Net (decrease) increase in cash and cash equivalents	(4,590,457)	799,332

	Nine Months Ended September 30,
	2009	2008
Cash and cash equivalents at beginning of year	7,491,343	4,821,409
Cash and cash equivalents of acquired companies	1,226,317	—

Cash and cash equivalents at end of period	$4,127,203	$5,620,741

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

On February 27, 2009, the Corporation acquired Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) for $475.9 million comprised of cash of $445.0 million and 2.56 million shares of common stock valued at $30.9 million. Chevy Chase Bank has the largest retail branch presence in the Washington D.C. region. See Note 2 for more information regarding the acquisition.

On July 30, 2009 the Company merged Chevy Chase Bank with and into CONA.

During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations are evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Segment and sub-segment results where presented have been recast for all periods presented. The three segments consist of the following:

•

Credit Card includes the Company’s domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•

Commercial Banking includes the Company’s lending, deposit gathering and treasury management services to commercial real estate and middle market customers. The Commercial segment also includes the financial results of a national portfolio of small ticket commercial real estate loans that are in run-off mode.

•

Consumer Banking includes the Company’s branch based lending and deposit gathering activities for small business customers as well as its branch based consumer deposit gathering and lending activities, national deposit gathering, consumer mortgage lending and servicing activities and national automobile lending.

The segment reorganization includes the allocation of Chevy Chase Bank to the appropriate segments. Chevy Chase Bank’s operations are included in the Commercial Banking and Consumer Banking segments beginning in the second quarter 2009. Chevy Chase Bank’s operations for the first quarter of 2009 remain in the Other category due to the short duration since acquisition. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative and to the Chevy Chase Bank acquisition.

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

CONA and COBNA are hereafter collectively referred to as the “Banks”.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

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

During the second quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105-10-65/SFAS 168”). This standard establishes the Accounting Standards Codification for the FASB (“Codification” or “ASC”) as the single source of authoritative U.S. GAAP. The Codification does not change GAAP, but rather how the guidance is organized and presented to users. Effective July 1, 2009, changes to the source of authoritative U.S. GAAP are communicated through an Accounting Standards Update (“ASU”). ASUs will be published for all authoritative U.S. GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB Codification (e.g., FASB Statements, EITF Abstracts, FASB Staff Positions, etc.). ASUs also will be issued for amendments to the SEC content in the FASB Codification as well as for editorial changes. Subsequently, the Codification will require companies to change how they reference GAAP throughout the financial statements. The Company has adopted the Codification for the third quarter of 2009 and has provided the pre-Codification references along with the related ASC references to allow readers an opportunity to see the impact of the Codification on our financial statements and disclosures.

Special Purpose Entities and Variable Interest Entities

Special purpose entities (“SPEs”) are broadly defined as legal entities structured for a particular purpose. There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“ASC 860-10/SFAS 140”) and the VIE framework under Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities (“VIE”), (“ASC 810-10/FIN 46(R)”).

QSPEs are passive entities that are commonly used in mortgage, credit card, auto and installment loan securitization transactions. ASC 860-10/SFAS 140 establishes the criteria an entity must satisfy to be a QSPE which includes restrictions on the types of assets a QSPE may hold, limits on repurchase of assets, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise to collect receivables. SPEs that meet the criteria for QSPE status are not required to be consolidated. The Company uses the QSPE model to conduct off-balance sheet securitization activities. See Note 14 for more information on the Company’s off-balance sheet securitization activities.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, An Amendment of FASB Statement No. 140 (“SFAS 166”), and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“ASC 810-10/FIN 46(R)”), to variable interest entities that are qualifying special-purpose entities. SFAS 167 retains the scope of FIN 46(R) with the addition of entities previously considered qualifying special-purpose entities. SFAS 166 and SFAS 167 are effective for the Company’s annual reporting period beginning January 1, 2010. The adoption of SFAS 166 and SFAS 167 could have a significant impact on the Company’s consolidated financial statements because the Company expects it will be required to consolidate at least some of its special purpose entities to which pools of loan receivables have been transferred in transactions previously qualifying as sales. Holding more of these assets on the Company’s balance sheet may require it to take various actions, including raising additional capital, in order to meet regulatory capital requirements. Such capital may not be available on terms favorable to the Company, if at all, and could have a negative impact on the Company’s financial results. As of September 30, 2009, the Company had approximately $44.3 billion of credit card receivables held by QSPEs of which $41.3 billion are backed securities held by external investors; and $4.8 billion in mortgage receivables that are considered at risk for consolidation. Additionally, the Company has mortgage loans, HELOC’s and manufactured housing loans serviced for others that the Company does not believe will be consolidated under the new guidance.

VIEs Special purpose entities that are not QSPEs are considered for consolidation in accordance with ASC 810-10/FIN 46(R), which defines a VIE as an entity that (1) lacks sufficient equity to finance its activities without additional subordinated financial support; (2) has equity owners that lack the ability to make significant decisions about the entity; or (3) has equity owners that do not have the obligation to absorb expected losses or the right to receive expected returns. In general, a VIE may be formed as a corporation, partnership, limited liability corporation, or any other legal structure used to conduct activities or hold assets. A VIE often holds financial assets, including loans or receivables, real estate or other property.

The Company consolidates a VIE if the Company is considered to be its primary beneficiary. The primary beneficiary is subject to absorbing the majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

The Company, in the ordinary course of business, has involvement with or retains interests in VIEs in connection with some of its securitization activities, servicing activities and the purchase or sale of mortgage-backed and other asset-backed securities in connection with its investment portfolio. The Company also makes loans to VIEs that hold debt, equity, real estate or other assets. In certain instances, the Company provides guarantees to VIEs or holders of variable interests in VIEs. The adoption of SFAS 167 could have an impact on the Company’s consolidated financial statements because the Corporation expects it will consolidate certain VIE’s as a result of applying the qualitative considerations called for in SFAS 167 versus the quantitative requirements under FIN 46(R). We are currently assessing the impact of SFAS 167 on our VIE structures at this time. See Note 11—Mortgage Servicing Rights; Note 14—Securitizations; Note 15—Commitments, Contingencies and Guarantees; and Note 16—Other Variable Interest Entities for more detail on the Company’s involvement and exposure related to non-consolidated VIEs.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the Consolidated Balance Sheets and in the operating section of the Statements of Cash Flows as increases (decreases) of other assets and other liabilities. The Company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under netting arrangements. As of September 30, 2009 the Company had recorded $343.9 million for the right to reclaim cash collateral and $406.9 million for the obligation to return cash collateral under master netting arrangements.

Loans Acquired

Loans acquired in connection with acquisitions are accounted for under SFAS 141(R), Business Combinations (“ASC 805-10/SFAS 141(R)”) or Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-10/SOP 03-3”) if the loan has experienced a deterioration of credit quality at the time of acquisition. Under both statements, acquired loans are recorded at fair value and the carry-over of the related allowance for loan and lease losses is prohibited. Fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. During the evaluation of whether a loan was considered impaired under ASC 310-10/SOP 03-3 or performing under ASC 805-10/SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation or stated income loans, interest only, or negative amortization features), the geographic location of the borrower or collateral, the loan-to-value ratio and the risk rating assigned to the loans. Based on the criteria, the Company considered the entire Chevy Chase Bank option arm portfolio to be impaired and accounted for under ASC 310-10/SOP 03-3. Portions of the Chevy Chase Bank commercial loan portfolio, HELOC portfolio and the fixed mortgage portfolio were also considered impaired.

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

Loans acquired that were previously classified as nonaccrual are considered performing, regardless of whether the customer is contractually delinquent. The Company expects to fully collect the new carrying value of the loans. As such, the Company no longer considers the loans to be nonaccrual or nonperforming because we will continue to accrue interest on these loans because of the establishment of an accretable yield in accordance with ASC 805-10/SFAS 141(R) and ASC 310-10/SOP 03-3.

Securities Available for Sale

The Company considers debt securities in its investment portfolio as available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of cumulative other comprehensive income. The fair values of securities is based on quoted market prices, or if quoted market prices are not available, then the fair value is estimated using the quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method. The Company evaluates its unrealized loss positions for impairment in accordance with ASC 320-10/SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. As such, when there is other-than-temporary impairment, the Company recognizes credit related impairments in earnings while other impairments are recorded in other comprehensive income. See Note 6 for additional details.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes (“ASC740-10/SFAS 109”), recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws.

The Company recorded income tax expense of $158.2 million and $190.2 million for the three and nine month periods ended September 30, 2009. The related effective income tax rates were 25.2% and 23.7% for the three month and nine month periods ended September 30, 2009, respectively, compared to 35.6% and 34.7% for the same periods in the prior year. The decrease in the tax rates were primarily due to increases in permanent tax preferences, including tax-exempt interest and business tax credits, relative to the lower net income before tax in 2009.

On September 21, 2009, the U.S. Tax Court issued a decision with respect to certain tax issues for the years 1995-1999, with both parties prevailing on certain issues. At issue were proposed adjustments by the IRS with respect to the timing of recognition of items of income and expense derived from the Company’s credit card business in various tax years. As a result of the Tax Court decision, the Company reduced the amount of unrecognized tax benefits by approximately $69.3 million. The time period for an appeal by each party of the Tax Court decision is pending and the ultimate outcome may also impact tax years after 1999. It is reasonably possible that a settlement related to these timing issues may be made within twelve months of the reporting date. At this time, an estimate of the potential change to the amount of unrecognized tax benefits resulting from such a settlement cannot be made.

Also during the third quarter of 2009, the IRS concluded its examination of the Company’s federal income tax returns for the years 2005 and 2006 and the Company made cash payments to the IRS related to these concluded examinations which resulted in a reduction of approximately $220.6 million to the balance of net unrecognized tax benefits.

Primarily as a result of the U.S. Tax Court decision, the Company recorded a $30.3 million discrete tax benefit during the third quarter.

Recent Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-08, Earnings per Share- Amendments to Section 260-10-S99 (SEC Update) (“ASU 2009-08”), which provided corrections to various parts of the Codification regarding EPS. ASU 2009-08 is effective immediately upon being issued. The initial adoption of ASU 2009-08 did not have an impact on the consolidated earnings or financial position of the Company as the update amended the reference between the Codification and pre-Codification references.

In September 2009, the FASB issued ASU No. 2009-07, Accounting for Various Topics- Technical Corrections to SEC Paragraphs (SEC Update) (“ASU 2009-07”), which provided corrections to various parts of the Codification including Regulation S-X. ASU 2009-07 is effective immediately upon being issued. The initial adoption of ASU 2009-07 did not have an impact on the consolidated earnings or financial position of the Company as the update amended the reference between the Codification and pre-Codification references.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)- Measuring Liabilities at Fair Value (“ASU 2009-05”), which provided additional details on calculating the fair value of liabilities. ASU 2009-05 is effective immediately upon being issued. The initial adoption of ASU 2009-05 did not have an impact on the consolidated earnings or financial position of the Company as the Company already uses the prescribed valuation techniques within ASU 2009-05.

In August 2009, the FASB issued ASU No. 2009-03, SEC Update- Amendments to Various Topics Containing SEC Staff Accounting Bulletins (SEC Update) (“ASU 2009-03”), which provided corrections to various parts of the Codification. ASU 2009-03 is effective immediately upon being issued. The initial adoption of ASU 2009-03 did not have an impact on the consolidated earnings or financial position of the Company as the update amended the reference between the Codification and pre-Codification references.

On June 30, 2009, the FASB issued ASU No. 2009-02, Omnibus Update- Amendments to Various Topics for Technical Corrections (“ASU 2009-02”), which provided corrections to various parts of the Codification. ASU 2009-02 is effective immediately upon being issued. The initial adoption of ASU 2009-02 did not have an impact on the consolidated earnings or financial position of the Company as the update amended the reference between the Codification and pre-Codification references.

On June 30, 2009, the FASB issued ASU No. 2009-01, Topic 105- Generally Accepted Accounting Principles- amendments based on- Statement of Financial Accounting Standards No. 168- The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”), which made the Codification effective for interim and annual periods ending after September 15, 2009, and will supersede all existing non-SEC accounting and reporting standards. All non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Once ASU 2009-01 is effective, the FASB will no longer issue updates in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; rather it will issue ASUs. The initial adoption of the FASB’s Accounting Standards Codification did not have an impact on the consolidated earnings or financial position of the Company because it only amends the referencing to existing accounting standards.

On June 12, 2009, the FASB issued SFAS No. 167, Determining Amendments to FASB Interpretation No. 46(R), which provides additional guidance on how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 will be effective for interim and annual reporting periods beginning after November 15, 2009, and early adoption is prohibited. On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), which will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 will be effective for interim and annual reporting periods beginning after November 15, 2009, and early adoption is prohibited. The adoption of SFAS 166 and SFAS 167 could have a significant impact on the Company’s consolidated financial statements because the Company expects it will be required to consolidate at least some of its special purpose entities to which pools of loan receivables have been transferred in transactions previously qualifying as sales. Holding more of these assets on the Company’s balance sheet may require it to take various actions, including raising additional capital, in order to meet regulatory capital requirements. Such capital may not be available on terms favorable to the Company, if at all, and could have a negative impact on the Company’s financial results. As of September 30, 2009, the Company had approximately $44.3 billion of credit card receivables held by QSPEs of which $41.3 billion are backed securities held by external investors; and $4.8 billion in mortgage receivables that are considered at risk for consolidation. Additionally, the Company has mortgage loans, HELOC’s and manufactured housing loans serviced for others that the Company does not believe will be consolidated.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“ASC 855-10/SFAS 165”). This Statement establishes general standards of accounting for and disclosing events that occur after the balance sheet date, but prior to the issuance of financial statements. The Statement requires companies to disclose subsequent events as defined within ASC 855-10/SFAS 165 and disclose the date through which subsequent events have been evaluated. The Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855-10/SFAS 165 occurred during the second quarter of 2009 and did not have a material effect on consolidated earnings or financial position of the Company. See Note 17 for additional details.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Whether a Market Is Not Active and a Transaction is Not Distressed (“ASC 820-10-65-4/FSP 157-4”), which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements (“ASC 820-10/SFAS 157”). The adoption of ASC 820-10-65-4/FSP 157-4 occurred during the second quarter of 2009, and did not have a material effect on the consolidated earnings and financial position of the Company.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“ASC 320-10-65/FSP 115-2 and FAS 124-2”), which eliminates the Company’s requirement to assert its intent and ability to hold an investment until its forecasted recovery to avoid recognizing an impairment loss. The FSP requires the Company to recognize an other-than-temporary impairment when the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery. Credit related impairments are recorded in income while other impairments are recorded in other comprehensive income. ASC 320-10-65/FSP 115-2 and FAS 124-2are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320-10-65/FSP 115-2 and FAS 124-2occurred during the second quarter of 2009. See Note 6 for additional detail.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65/FSP 107-1 and APB 28-1”), which will require the Company to include fair value disclosures of financial instruments for each interim and annual period that financial statements are prepared. ASC 825-10-65/FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 825-10-65/FSP 107-1 and APB 28-1 occurred during the second quarter of 2009, and did not have a material effect on the consolidated earnings and financial position of the Company because it only amends the disclosure requirements. See Note 7 for additional details.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets“ (“ASC 325-40-65/FSP EITF 99-20”). The FSP was issued to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,“ (“ASC 320-10/SFAS 115”) and other related guidance. ASC 325-40-65/FSP EITF 99-20 emphasizes that any other-than-temporary impairment resulting from the application of ASC 320-10/SFAS 115 or ASC 325-40-65/FSP EITF 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. ASC 325-40-65/FSP EITF 99-20 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of ASC 325-40-65/FSP EITF 99-20 did not have impact on consolidated earnings or financial position of the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities“ (“ASC 260-10-65/FSP EITF 03-6-1”) The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share“ (“ASC 260-10/SFAS 128”). The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of ASC 260-10-65/FSP EITF 03-6-1 did not have a material effect on our results of operations or earnings per share.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“ASC 815-10/FSP FAS 133-1 and FIN 45-4”). ASC 815-10/FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“ (“ASC 460-10/FIN 45”) to exclude credit derivative instruments accounted for at fair value under SFAS 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The adoption of ASC 815-10/FSP FAS 133-1 and FIN 45-4 did not have a material impact on the consolidated earnings or financial position of the Company. ASC 460-10/FIN 45 only requires additional disclosures concerning guarantees, which did not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements. See Note 15 for additional detail.

Effective January 1, 2008, the Company adopted ASC 820-10/SFAS 157 for all financial assets and liabilities measured at fair value; and for nonfinancial assets and liabilities measured at fair value on a recurring basis. ASC 820-10/SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The initial adoption of ASC 820-10/SFAS 157 did not have a material impact on the consolidated earnings and financial position of the Company. There are no material assets or liabilities recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS 157. See Note 7 for additional detail.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“ASC 825-10/SFAS 159”). ASC 825-10/SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument by instrument basis, and is irrevocable. The initial adoption of ASC 825-10/SFAS 159 did not have a material impact on the consolidated earnings and financial position of the Company. See Note 7 for additional detail.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (“ASC 815-10-65/SFAS 161”). This Statement changes the disclosure requirements for derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10-65/SFAS 161 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of ASC 815-10-65/SFAS 161 did not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements for derivatives and hedged items. See Note 13 for derivatives disclosures under ASC 815-10-65/SFAS 161.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“ASC 810-10-65/SFAS 160”). This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ASC810-10/ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of ASC 810-10-65/SFAS 160 did not have a material impact on the consolidated earnings or financial position of the Company.

In December 2007, the FASB issued ASC 805-10/SFAS No. 141(R), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement replaces SFAS 141, Business Combinations. It retains the fundamental requirements in SFAS 141; however, the scope is broader than that of SFAS 141 by applying to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805-10/SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions, thereby replacing SFAS 141’s cost-allocation process. This Statement also changes the requirements for recognizing acquisition related costs, restructuring costs, and assets acquired and liabilities assumed arising from contingencies. It also changes the accounting for step acquisitions. The Company applied the provisions of ASC 805-10/SFAS No. 141(R) to the Chevy Chase Bank acquisition.

Note 2

Acquisitions

Chevy Chase Bank

On February 27, 2009, the Company acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash with a total value of $475.9 million. Under the terms of the stock purchase agreement, Chevy Chase Bank common shareholders received $445.0 million in cash and 2.56 million shares of Capital One common stock. In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net credit mark estimated at the time the deal was signed, the Company will share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “earn-out”). The maximum payment under the earn-out is $300.0 million and would occur after December 31, 2013. As of September 30, 2009, the Company has not recognized a liability nor does it expect to make any payments associated with the earn-out based on our expectations for credit losses on the portfolio. Subsequent to the closing of the acquisition all of the outstanding shares of preferred stock of Chevy Chase Bank and the subordinated debt of its wholly-owned REIT subsidiary, were redeemed. This acquisition improves the Company’s core deposit funding base, increases readily available and committed liquidity, adds additional scale in bank operations, and brings a strong customer base in an attractive banking market. Chevy Chase Bank’s results of operations are included in the Company’s results after the acquisition date of February 27, 2009.

The Chevy Chase Bank acquisition is being accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Chevy Chase Bank acquisition date, as summarized in the following table. Preliminary goodwill of $1.6 billion is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created through the scale, operational and product enhancement benefits that will result from combining the operations of the two companies. During the third quarter of 2009, the Company continued the analysis of the fair values and purchase price allocation of Chevy Chase Bank’s assets and liabilities. The Company recorded an increase to goodwill of $146.9 million as a result. The change was predominantly related to a reduction in the fair value of net loans. The Company has not finalized the analysis and still considers goodwill to be preliminary, except as it relates to deposits and borrowings. Upon completion of the analysis, the Company expects to recast previously presented information as if all adjustments to the purchase price allocation had occurred at the date of acquisition. The Company has not recast previously presented information as adjustments to the initial purchase price allocation made during the second and third quarters of 2009 have not been considered material. The fair value of the non-controlling interest was calculated based on the redemption price of the interests, as well as any accrued but unpaid dividends. The shares of preferred stock of Chevy Chase Bank have been redeemed as noted above, and therefore, there is no longer a non-controlling interest.

	Previous Allocation	Adjustments	Revised Allocation
Costs to acquire Chevy Chase Bank:
Cash consideration paid	$445,000		$445,000
Capital One common stock issued (2,560,601 shares)	30,855		30,855
Fair value of contingent consideration	—		—
Transfer taxes paid on behalf of Chevy Chase Bank	3,151		3,151

Total consideration paid for Chevy Chase Bank	$479,006		$479,006
Fair value of noncontrolling interest	283,900		283,900

Fair value of Chevy Chase Bank	$762,906		$762,906

Chevy Chase Bank’s net assets at fair value:
Chevy Chase Bank’s stockholders’ equity at February 27, 2009	641,537		641,537
Elimination of Chevy Chase Bank’s intangible assets (including goodwill)	(18,383)		(18,383)

	Previous Allocation	Adjustments	Revised Allocation
Adjustments to reflect assets and liabilities acquired at fair value:
Net loans	(1,895,741)	$(73,129)	(1,968,870)
Investment securities	(51,263)	—	(51,263)
Intangible assets	286,750	(8,500)	278,250
Other assets	563,834	(39,571)	524,263
Deposits	(109,861)	—	(109,861)
Borrowings	(12,871)	—	(12,871)
Other liabilities	(46,244)	(25,668)	(71,912)

Less: Adjusted identifiable net liabilities acquired	(642,242)	(146,868)	(789,110)

Total preliminary goodwill(1)	$1,405,148	$146,868	$1,552,016

(1)	No goodwill is expected to be deductible for federal income tax purposes. The goodwill has been allocated to the appropriate segments during the third quarter of 2009, along with the operations of Chevy Chase Bank.

The following condensed balance sheet of Chevy Chase Bank discloses the amount assigned to each major asset and liability caption as of September 30, 2009. The allocation of the final purchase price is still subject to refinement as the integration process continues and additional information becomes available.

	Previous Allocation	Adjustments	Revised Allocation
Assets:
Cash and cash equivalents	$1,217,837	$—	$1,217,837
Interest-bearing deposits	8,480	—	8,480
Investment securities	1,425,611	—	1,425,611
Net loans	9,373,098	(73,129)	9,299,969
Other Intangible assets	44,830	(8,500)	36,330
Core deposit intangibles	241,920	—	241,920
Other assets	2,372,357	(39,571)	2,332,786

Total assets	$14,684,133	$(121,200)	$14,562,933

Liabilities:
Deposits	$13,556,639	$—	$13,556,639
Securities sold under repurchase agreements	806,575	—	806,575
Other borrowings	376,600	—	376,600
Other liabilities	586,561	25,668	612,229

Total liabilities	15,326,375	25,668	15,352,043

Net liabilities acquired	$(642,242)	$(146,868)	$(789,110)

The following table discloses the impact of Chevy Chase Bank since the acquisition on February 27, 2009, through the end of the third quarter 2009. The table also presents what the pro-forma Company results would have been had the acquisition taken place on January 1, 2009 and January 1, 2008. The pro forma financial information includes the impact of purchase accounting adjustments and the amortization of certain intangible assets. The pro-forma does not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors.

	Chevy Chase Bank Actual since acquisition for the period ending September 30, 2009	Total Company
		Pro-Forma results for the nine months ending September 30,
		2009	2008
Revenue	$336,379	$9,706,523	$11,359,410
Income from continuing operations, net of tax	$20,555	$586,723	$1,595,251

Note 3

Loans Acquired in a Transfer

The Company’s acquired loans from the Chevy Chase Bank acquisition, subject to ASC 805-10/SFAS 141(R), are recorded at fair value and no separate valuation allowance is recorded at the date of acquisition. The Company is required to review each loan at acquisition to determine if it should be accounted for under ASC 310-10/SOP 03-3 and if so, determines whether each such loan is to be accounted for individually or whether such loans will be aggregated into pools of loans based on common risk characteristics. The

Company has performed its analysis of the loans to be accounted for as impaired under ASC 310-10/SOP 03-3 (“Impaired Loans” in the tables below). The loans acquired with the Chevy Chase Bank acquisition not accounted for under ASC 310-10/SOP 03-3 have been accounted for under ASC 805-10/SFAS 141(R) (“Non-Impaired Loans” in the tables below) and are considered performing. The accounting treatment is essentially the same under both standards. The disclosure requirements under ASC 310-10/SOP 03-3 are more extensive, though the Company has elected to provide such disclosures for all of the acquired Chevy Chase Bank loans. During the evaluation of whether a loan was considered impaired under ASC 310-10/SOP 03-3 or performing under ASC 805-10/SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Company considered the entire Chevy Chase Bank option arm, hybrid arm and construction to permanent portfolios to be impaired and accounted for under ASC 310-10/SOP 03-3. Portions of the Chevy Chase Bank commercial loan, auto, HELOC and other consumer loan portfolios and the fixed mortgage portfolio were also considered impaired.

The Company makes an estimate of the total cash flows it expects to collect from the loans (or pools of loans), which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the loans is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the loans. The Company also determines the loans’ contractual principal and contractual interest payments. The excess of that amount over the total cash flows it expects to collect from the loans is referred to as nonaccretable difference, which is not accreted into income. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. The Company continues to estimate cash flows expected to be collected over the life of the loans. Subsequent increases in total cash flows it expects to collect are recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the loans. Subsequent decreases in cash flows expected to be collected over the life of the loans are recognized as impairment in the current period through allowance for loan loss. Adjustments to the acquisition date fair value of the acquired loans made during the refinement of the allocation of purchase price could impact accretable yield and/or nonaccretable difference.

In conjunction with the Chevy Chase Bank acquisition, the acquired loan portfolio was accounted for under ASC 310-10/SOP 03-3 or ASC 805-10/SFAS 141(R) at fair value and they are as follows:

	At Acquisition
(In Thousands)	Impaired Loans	Non-Impaired Loans	Total Loans
Contractually required principal and interest at acquisition	$11,141,180	$3,353,188	$14,494,368
Nonaccretable difference (expected losses of $2,205,853 and foregone interest of $760,958) (1)	2,792,107	174,704	2,966,811

Cash flows expected to be collected at acquisition	$8,349,073	$3,178,484	$11,527,557
Accretable yield (interest component of expected cash flows)	1,952,129	510,243	2,462,372

Basis in acquired loans at acquisition(2)	$6,396,944	$2,668,241	$9,065,185

(1)	Expected losses and foregone interest on the ASC 310-10/SOP 03-3 loans are $2,052,151 and $739,956, respectively. Expected losses and foregone interest on the non ASC 310-10/SOP 03-3 loans are $153,702 and $21,002, respectively.
(2)	A portion of the acquired loans from Chevy Chase Bank acquisition were held for sale and are not included in these tabular disclosures. These held for sale loans were assigned a fair value of $235.1 million through purchase price allocation.

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at September 30, 2009 and is as follows:

	Impaired Loans	Non-Impaired Loans	Total Loans
Outstanding Balance	$7,613,196	$2,504,756	$10,117,952
Carrying Amount	$5,647,290	$2,240,528	$7,887,818

	Accretable Yield
	Impaired Loans	Non-Impaired Loans	Total Loans
Balance at January 1, 2009	$—	$—	$—
Additions	1,952,129	510,243	2,462,372
Accretion	(200,394)	(73,709)	(274,103)

Balance at September 30, 2009	$1,751,735	$463,534	$2,188,269

	Credit Mark
	Impaired Loans	Non-Impaired Loans	Total Loans
Balance at January 1, 2009	$—	$—	$—

	Credit Mark
	Impaired Loans	Non-Impaired Loans	Total Loans
Additions	(2,052,151)	(153,702)	(2,205,853)
Principal and nonprincipal losses	297,071	28,841	325,912

Balance at September 30, 2009	$(1,755,080)	$(124,861)	$(1,879,941)

Note 4

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shut down the mortgage origination operations of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”). GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results from continuing operations for the three and nine months ended September 30, 2009 and 2008. The Company will have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations for the three and nine months ended September 30, 2009 includes an expense of $83.0 million and $109.0 million, respectively, recorded in non-interest expense, for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation. The expense for representations and warranties is offset by a valuation adjustment for expected returns of spread account funding for certain securitization transactions.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net interest income	$—	$1,612	$776	$5,332
Non-interest income	2,150	2,287	2,275	5,517
Non-interest expense	69,853	22,125	118,837	175,577
Income tax benefit	(24,116)	(6,576)	(41,243)	(59,434)

Loss from discontinued operations, net of taxes	$(43,587)	$(11,650)	$(74,543)	$(105,294)

The Company’s wholesale mortgage banking unit had assets of approximately $31.5 million as of September 30, 2009 consisting of $15.8 million of mortgage loans held for sale and other related assets. The related liabilities consisted of obligations to fund these assets, and obligations for representations and warranties provided by the Company on loans previously sold to third parties.

Note 5

Segments

During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations are evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Segment and sub-segment results where presented have been recast for all periods presented. The three segments consist of the following:

•

Credit Card includes the Company’s domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•

Commercial Banking includes the Company’s lending, deposit gathering and treasury management services to commercial real estate and middle market customers. The Commercial segment also includes the financial results of a national portfolio of small ticket commercial real estate loans that are in run-off mode.

•

Consumer Banking includes the Company’s branch based lending and deposit gathering activities for small business customers as well as its branch based consumer deposit gathering and lending activities, national deposit gathering, consumer mortgage lending and servicing activities and national automobile lending.

The segment reorganization includes the allocation of Chevy Chase Bank to the appropriate segments. Chevy Chase Bank’s operations are included in the Commercial Banking and Consumer Banking segments beginning in the second quarter 2009. Chevy Chase Bank’s operations for the first quarter of 2009 remain in the Other category due to the short duration since acquisition. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative and Chevy Chase Bank acquisition.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information systems, which is maintained on a line of business level through allocations from the consolidated financial results.

	Three Months Ended September 30, 2009
	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed (Non-GAAP)	Securitization Adjustments	Total Reported
Net interest income	$2,024,250	$297,484	$908,744	$27,069	$3,257,547	$(1,206,867)	$2,050,680
Non-interest income	966,862	43,299	212,716	149,803	1,372,680	179,700	1,552,380
Provisions for loan and lease losses	1,643,721	375,095	156,052	25,464	2,200,332	(1,027,167)	1,173,165
Restructuring expenses	—	—	—	26,357	26,357	—	26,357
Core deposit intangible amortization	—	9,664	45,856	—	55,520	—	55,520
Other non-interest expenses	897,578	156,379	635,535	31,109	1,720,601	—	1,720,601
Income tax provision (benefit)	158,074	(70,125)	99,406	(29,164)	158,191	—	158,191

Net income (loss)	$291,739	$(130,230)	$184,611	$123,106	$469,226	$—	$469,226

Loans held for investment	$70,368,809	$29,862,418	$40,479,805	$347,483	$141,058,515	$(44,275,350)	$96,783,165
Total deposits	$—	$18,617,112	$72,252,596	$23,633,403	$114,503,111	$—	$114,503,111

	Three Months Ended September 30, 2008
	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed (Non-GAAP)	Securitization Adjustments	Total Reported
Net interest income	$1,862,034	$238,641	$754,439	$34,216	$2,889,330	$(1,082,685)	$1,806,645
Non-interest income	1,181,015	35,608	194,741	(85,805)	1,325,559	371,332	1,696,891
Provisions for loan and lease losses	1,434,435	41,706	283,424	45,705	1,805,270	(711,353)	1,093,917
Restructuring expenses	—	—	—	15,306	15,306	—	15,306
Core deposit intangible amortization	—	9,614	37,637	—	47,251	—	47,251
Other non-interest expenses	1,059,641	111,944	577,103	(1,039)	1,747,649	—	1,747,649
Income tax provision (benefit)	192,461	38,845	17,856	(35,538)	213,624	—	213,624

Net income (loss)	$356,512	$72,140	$33,160	$(76,023)	$385,789	$—	$385,789

Loans held for investment	$79,616,456	$29,095,313	$38,077,606	$556,371	$147,345,746	$(49,380,395)	$97,965,351
Total deposits	$—	$16,764,330	$57,492,140	$24,656,504	$98,912,974	$—	$98,912,974

	Nine Months Ended September 30, 2009
	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed (Non-GAAP)	Securitization Adjustments	Total Reported
Net interest income	$5,513,241	$817,870	$2,471,702	$157,681	$8,960,494	$(3,176,477)	$5,784,017
Non-interest income	2,849,783	133,556	601,600	(37,093)	3,547,846	326,555	3,874,401
Provisions for loan and lease losses	4,846,799	614,896	626,340	148,227	6,236,262	(2,849,922)	3,386,340
Restructuring expenses	—	—	—	87,358	87,358	—	87,358
Core deposit intangible amortization	—	28,731	128,896	—	157,627	—	157,627
Other non-interest expenses	2,795,802	434,708	1,856,979	136,852	5,224,341	—	5,224,341
Income tax provision (benefit)	252,727	(44,419)	161,380	(179,442)	190,246	—	190,246

Net income (loss)	$467,696	$(82,490)	$299,707	$(72,407)	$612,506	$—	$612,506

Loans held for investment	$70,368,809	$29,862,418	$40,479,805	$347,483	$141,058,515	$(44,275,350)	$96,783,165
Total deposits	$—	$18,617,112	$72,252,596	$23,633,403	$114,503,111	$—	$114,503,111

	Nine Months Ended September 30, 2008
	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed (Non-GAAP)	Securitization Adjustments	Total Reported
Net interest income	$5,646,995	$712,459	$2,228,246	$66,475	$8,654,175	$(3,307,857)	$5,346,318
Non-interest income	3,540,158	101,423	568,874	23,763	4,234,218	1,141,467	5,375,685
Provisions for loan and lease losses	3,943,432	100,723	1,015,709	108,645	5,168,509	(2,166,390)	3,002,119
Restructuring expenses	—	—	—	81,625	81,625	—	81,625
Core deposit intangible amortization	—	29,626	115,978	—	145,604	—	145,604
Other non-interest expenses	3,317,525	329,937	1,707,402	(130,009)	5,224,855	—	5,224,855
Income tax provision (benefit)	671,961	123,759	(14,689)	5,927	786,958	—	786,958

Net income (loss)	$1,254,235	$229,837	$(27,280)	$24,050	$1,480,842	$—	$1,480,842

Loans held for investment	$79,616,456	$29,095,313	$38,077,606	$556,371	$147,345,746	$(49,380,395)	$97,965,351
Total deposits	$—	$16,764,330	$57,492,140	$24,656,504	$98,912,974	$—	$98,912,974

Note 6

Securities Available for Sale

Expected maturities aggregated by investment category, gross unrealized gains and gross unrealized losses on securities available-for sale as of September 30, 2009 and December 31, 2008 were as follows:

	Expected Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost Totals
September 30, 2009
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$30,000	$394,301	$—	$—	$424,301	$14,096	$—	$410,205
FNMA	77,914	161,150	—	—	239,064	10,645	—	228,419
FHLMC	—	214,063	—	—	214,063	14,425	—	199,638
Other GSE and FDIC Debt Guaranteed Program (“DGP”)	—	1,073	—	—	1,073	77	—	996

Total U.S. Treasury and other U.S. government agency obligations	107,914	770,587	—	—	878,501	39,243	—	839,258

Collateralized mortgage obligations (“CMO”)
FNMA	51,163	2,493,631	671,825	—	3,216,619	102,484	(12,912)	3,127,047
FHLMC	74,583	1,977,531	696,389	—	2,748,503	85,969	(10,108)	2,672,642
GNMA	7,023	179,671	809,158	—	995,852	17,428	(88)	978,512
Non GSE	50,807	1,144,781	165,746	125,789	1,487,123	—	(304,221)	1,791,344

Total CMO	183,576	5,795,614	2,343,118	125,789	8,448,097	205,881	(327,329)	8,569,545

Mortgage backed securities (“MBS”)
FNMA	27,909	3,241,173	4,603,616	103,953	7,976,651	257,054	(1,311)	7,720,908
FHLMC	75,087	1,951,156	2,678,215	546	4,705,004	136,690	(11,956)	4,580,270
GNMA	48	70,971	7,962,608	—	8,033,627	115,079	(667)	7,919,215
Other GSE	—	843	—	—	843	1	(3)	845
Non GSE	—	141,290	656,028	60,825	858,143	—	(210,231)	1,068,374

Total MBS	103,044	5,405,433	15,900,467	165,324	21,574,268	508,824	(224,168)	21,289,612

	Expected Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost Totals
Asset backed securities	2,324,220	3,844,643	192,097	—	6,360,960	162,349	(7,070)	6,205,681
Other	137,634	133,282	40,613	119,646	431,175	9,922	(3,827)	425,080

Total	$2,856,388	$15,949,559	$18,476,295	$410,759	$37,693,001	$926,219	$(562,394)	$37,329,176

	Expected Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost Totals
December 31, 2008
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$40,751	$181,925	$—	$—	$222,676	$21,371	$—	$201,305
FNMA	86,584	245,427	—	—	332,011	15,262	—	316,749
FHLMC	30,097	109,219	—	—	139,316	9,567	(821)	130,570
Other GSE and FDIC Debt Guaranteed Program (“DGP”)	265,733	650,593	—	—	916,326	16,099	(272)	900,499

Total U.S. Treasury and other U.S. government agency obligations	423,165	1,187,164	—	—	1,610,329	62,299	(1,093)	1,549,123

Collateralized mortgage obligations (“CMO”)
FNMA	836,826	2,830,452	78,555	—	3,745,833	55,582	(21,699)	3,711,950
FHLMC	467,790	4,745,804	—	—	5,213,594	79,673	(27,851)	5,161,772
GNMA	63,168	74,852			138,020	1,584	(224)	136,660
Other GSE	—	78,860	—	—	78,860	3,753	—	75,107
Non GSE	167,221	1,750,758	730	7,209	1,925,918	—	(604,306)	2,530,224

Total CMO	1,535,005	9,480,726	79,285	7,209	11,102,225	140,592	(654,080)	11,615,713

Mortgage backed securities (“MBS”)
FNMA	29,206	7,651,869	18,976	—	7,700,051	93,591	(11,600)	7,618,060
FHLMC	80,504	4,619,503	1,295	—	4,701,302	54,917	(24,056)	4,670,441
GNMA	617	486,294	—	—	486,911	14,580	(1,120)	473,451
Other GSE	—	1,389	—	—	1,389	—	(14)	1,403
Non GSE	40,118	783,098	—	—	823,216	—	(430,936)	1,254,152

Total MBS	150,445	13,542,153	20,271	—	13,712,869	163,088	(467,726)	14,017,507

Asset backed securities	1,508,087	2,369,443	218,527	—	4,096,057	2,123	(339,494)	4,433,428
Other	162,975	128,267	44,566	145,983	481,791	5,166	(19,235)	495,860

Total	$3,779,677	$26,707,753	$362,649	$153,192	$31,003,271	$373,268	$(1,481,628)	$32,111,631

At September 30, 2009, the expected maturities of the Company’s mortgage-backed and asset-backed securities and the contractual maturities of the Company’s other debt securities were used to assign the securities into the above maturity groupings. The Company believes that the use of expected maturities aligns with how the securities will actually perform and provides information regarding liquidity needs and potential impacts on portfolio yields. The maturity distribution based solely on contractual maturities is: 1 Year or Less - $302.1 million, 1-5 Years - $6,121.7 million, 5-10 Years - $1,879.9 million, and Over 10 Years - $29,389.4 million. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

The following table shows the weighted average yield by investment category as of September 30, 2009 and December 31, 2008:

	Weighted Average Yield Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
September 30, 2009
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	0.59%	2.37%	—%	—%
FNMA	4.30	4.47	—	—
FHLMC	—	4.63	—	—
Other GSE and FDIC Debt Guaranteed Program (“DGP”)	—	5.44	—	—

Total U.S. Treasury and other U.S. government agency obligations	3.25	3.43	—	—

Collateralized mortgage obligations (“CMO”)
FNMA	4.96	5.44	4.66	—
FHLMC	5.18	5.35	4.98	—
GNMA	4.76	4.58	4.38	—
Non GSE	5.53	5.69	4.93	5.53

Total CMO	5.22	5.44	4.68	5.53

Mortgage backed securities (“MBS”)
FNMA	5.18	5.16	4.93	4.70
FHLMC	5.60	4.21	5.02	5.18
GNMA	7.11	6.11	4.87	—
Other GSE	—	3.44	—	—
Non GSE	—	5.61	6.07	5.59

Total MBS	5.27	5.16	4.93	5.30

Asset backed securities	3.77	4.20	5.21	—
Other	3.14	4.27	4.52	6.12

Total	3.85%	4.84%	4.94%	5.58%

	Weighted Average Yield Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2008
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	4.04%	4.15%	—%	—%
FNMA	4.68	4.41	—	—
FHLMC	4.00	4.59	—	—
Other GSE and FDIC Debt Guaranteed Program (“DGP”)	4.81	3.13	—	—

Total U.S. Treasury and other U.S. government agency obligations	4.65	3.67	—	—

Collateralized mortgage obligations (“CMO”)
FNMA	4.98	5.53	5.50	—
FHLMC	5.23	5.22	—	—
GNMA	4.61	4.89	—	—
Other GSE	—	5.27	—	—
Non GSE	5.72	5.51	6.10	6.58

Total CMO	5.14	5.37	5.51	6.58

Mortgage backed securities (“MBS”)
FNMA	4.05	5.31	5.48	—
FHLMC	6.00	4.79	5.89	—
GNMA	7.08	5.65	—	—
Other GSE	—	3.43	—	—
Non GSE	6.30	5.96	—	—

Total MBS	5.76	5.21	5.50	—

Asset backed securities	4.07	4.72	5.16	—
Other	3.74	4.21	4.75	5.49

Total	4.63%	5.15%	5.20%	5.53%

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

At September 30, 2009, the portfolio was 90% rated AAA, 4% rated other investment grade (AA to BBB), and 6% non investment grade or not rated.

The following table shows the fair value of investments and amount of unrealized losses segregated by those investments that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer as of September 30, 2009 and December 31, 2008.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Collateralized mortgage obligations
FNMA	$36,483	$70	$334,796	$12,842	$371,279	$12,912
FHLMC	660	2	427,454	10,106	428,114	10,108
Other GSE	—	—	4,943	88	4,943	88
Non GSE	3,013	339	1,466,948	303,882	1,469,961	304,221

Total CMO	40,156	411	2,234,141	326,918	2,274,297	327,329

Mortgage backed securities
FNMA	219,667	1,088	21,944	223	241,611	1,311
FHLMC	278,706	2,363	327,499	9,593	606,205	11,956
GNMA	153,463	498	10,829	169	164,292	667
Other GSE	808	3	—	—	808	3
Non GSE	36,812	5,991	810,243	204,240	847,055	210,231

Total MBS	689,456	9,943	1,170,515	214,225	1,859,971	224,168

Asset backed securities	158,545	110	191,521	6,960	350,066	7,070
Other	25,361	86	120,405	3,741	145,766	3,827

Total	$913,518	$10,550	$3,716,582	$551,844	$4,630,100	$562,394

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
U.S. Treasury and other U.S. government agency obligations
Freddie Mac	$—	$—	$30,097	$821	$30,097	$821
Other GSE and DGP	179,728	272	—	—	179,728	272

Total U.S. Treasury and other U.S. government agency obligations	179,728	272	30,097	821	209,825	1,093

Collateralized mortgage obligations
FNMA	266,344	8,125	367,472	13,574	633,816	21,699
FHLMC	307,667	2,445	729,283	25,406	1,036,950	27,851
GNMA	—	—	11,159	224	11,159	224
Non GSE	1,652,139	523,952	265,608	80,354	1,917,747	604,306

Total CMO	2,226,150	534,522	1,373,522	119,558	3,599,672	654,080

Mortgage backed securities
FNMA	982,232	10,782	160,456	818	1,142,688	11,600
FHLMC	721,443	20,671	155,234	3,385	876,677	24,056
GNMA	24,876	957	7,108	163	31,984	1,120
Other GSE	1,389	14	—	—	1,389	14
Non GSE	668,837	349,753	158,870	81,183	827,707	430,936

Total MBS	2,398,777	382,177	481,668	85,549	2,880,445	467,726

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	2,660,798	194,024	692,928	145,470	3,353,726	339,494
Other	107,126	2,705	120,183	16,530	227,309	19,235

Total	$7,572,579	$1,113,700	$2,698,398	$367,928	$10,270,977	$1,481,628

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

Based on the evaluation, the Company recognized other-than-temporary impairment of $11.2 million and $21.2 million related to credit through earnings for the three and nine months ended September 30, 2009, respectively. For these impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income was $158.8 million (net of tax was $101.8 million) as of September 30, 2009. Cumulative other-than-temporary impairment related to credit losses recognized in earnings for available-for-sale securities is as follows:

OTTI credit losses recognized for AFS debt securities	Beginning balance of OTTI credit losses recognized for securities held at the beginning of the period for which a portion of OTTI was recognized in OCI	Additional increases to the amount related to credit loss for which an OTTI was previously recognized	Additions for the amount related to credit loss for which OTTI was not previously recognized	Reductions for securities sold during the period	Ending balance of the amount related to credit losses held at the end of the period for which a portion of OTTI was recognized in OCI
Three months ended September 30, 2009
CMO	$3,622	$674	$5,003	$—	$9,299
MBS	5,592	2,023	3,473	—	11,088
Other-Home equity	817	—	—	—	817

Total	$10,031	$2,697	$8,476	$—	$21,204

Nine months ended September 30, 2009
CMO	$—	$—	$9,299	$—	$9,299
MBS	—	—	11,088	—	11,088
Other-Home equity	—	—	817	—	817

Total	$—	$—	$21,204	$—	$21,204

Collateralized Mortgage Obligations The Company’s portfolio includes investments in GSE collateralized mortgage obligations and prime non-agency collateralized mortgage obligations. The unrealized losses on the Company’s investment in collateralized mortgage obligations were primarily caused by higher credit spreads and interest rates. As of September 30, 2009, the majority of the unrealized losses in this category are due to prime non-agency collateralized mortgage obligations, of which 6% are rated AAA, 23% are rated other investment grade and 71% are non investment grade or not rated.

The Company recognized credit related other-than-temporary impairment of $5.7 million and $9.3 million through earnings for the three and nine months ended September 30, 2009, respectively, for seven prime non-agency collateralized mortgage obligations. For these impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income was $66.2 million (net of tax was $42.4 million) as of September 30, 2009. While these securities experienced significant decreases in fair value due to deteriorating credit fundamentals and elevated liquidity premiums in the second half of 2008, there has been substantial improvement in fair value as market has stabilized, risk premiums have fallen and interest rates have declined. The credit related impairment was calculated based on internal forecasts using security specific delinquencies, product specific delinquency roll rates and expected severities, using industry standard third party modeling tools. The significant key assumptions used to measure the credit related component of securities deemed to be other-than-temporary impaired in the third quarter are as follows: a weighted average credit default rate of 6.86% and a weighted average expected severity of 49%. Based on its view of each security’s current credit performance along with the sufficiency of subordination to protect cash flows, the Company expects to recover the entire amortized cost basis of its remaining collateralized mortgage obligations. However, future declines could result in other-than-temporary impairment being recognized. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining collateralized mortgage obligations in unrealized loss positions to be other-than-temporarily impaired at September 30, 2009.

Mortgage-Backed Securities The Company’s portfolio includes investments in GSE mortgage-backed securities and prime non-agency mortgage-backed securities. As of September 30, 2009, the unrealized losses on the Company’s investment in GSE mortgage-backed securities were primarily caused by higher credit spreads and interest rates. However, since the contractual cash flows of these investments are guaranteed by a GSE of the U.S. government, it is expected that the securities will not be settled at a price less than the Company’s amortized cost. However, future declines could result in other-than-temporary impairment being recognized. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its GSE mortgage-backed securities in unrealized loss positions to be other-than-temporarily impaired at September 30, 2009.

As of September 30, 2009, the majority of unrealized losses is due to prime non-agency mortgage-backed securities of which 11% are rated AAA, 8% are rated other investment grade and 81% are non investment grade or not rated.

The Company recognized credit related other-than-temporary impairment of $5.5 million and $11.1 million through earnings for the three and nine months ended September 30, 2009, respectively, for twelve prime non-agency mortgage-backed securities. For these impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income was $92.1 million (net of tax was $59.0 million) as of September 30, 2009. While these securities experienced significant decreases in fair value due to deteriorating credit fundamentals and elevated liquidity premiums in the second half of 2008, there has been substantial improvement in fair value as market has stabilized, risk premiums have fallen and interest rates have declined. The credit related impairment was calculated based on internal forecasts using security specific delinquencies, product specific delinquency roll rates and expected severities, using industry standard third party modeling tools. The significant key assumptions used to measure the credit related component of securities deemed to be other-than-temporary impaired in the third quarter of 2009 are as follows: a weighted average credit default rate of 6.49% and a weighted average expected severity of 47%. Based on its view of each security’s current credit performance along with the sufficiency of subordination to protect cash flows, the Company expects to recover the entire amortized cost basis of its remaining non GSE mortgage backed securities. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining non-agency mortgage backed securities in unrealized loss positions to be other-than-temporarily impaired at September 30, 2009.

Asset-Backed Securities This category is comprised of investments backed by credit card, auto and student loans; commercial mortgage backed loans; and minor investments backed by home equity lines of credit. As of September 30, 2009, the portfolio is 85.1% rated AAA and is comprised of 71.3% credit card, 19.0% auto, 8.1% student loans, 1.2% dealer floor securities, 0.3% home equity lines of credit, and 0.1% equipment-backed securities. The unrealized losses on the Company’s investments in asset-backed securities were primarily caused by higher credit spreads and interest rates.

The Company recognized $0.8 million in credit related other-than-temporary impairment through earnings for the three and nine months ended September 30, 2009 related to one home equity line of credit security. For this security, unrealized losses not related to credit and therefore recognized in other comprehensive income was $0.5 million (net of tax was $0.3 million) as of September 30, 2009.

The Company did not recognize any credit related other-than-temporary impairment in the third quarter of 2009. Based on its view of each security’s current credit performance along with the sufficiency of subordination to protect cash flows, the Company expects to recover the entire amortized cost basis of its remaining asset backed securities. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining asset-backed securities in unrealized loss positions to be other-than-temporarily impaired at September 30, 2009.

Other This category consists primarily of municipal securities and limited investments in equity securities, primarily related to CRA activities. The unrealized losses on the Company’s investments in other items were primarily caused by higher risk premiums and interest rates. The Company expects to recover the entire amortized cost basis of the securities in this category. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of the securities in unrealized loss positions to be other-than-temporarily impaired at September 30, 2009.

Gross realized gains on sales and calls of securities were $157.7 million and $210.5 million for the three and nine months ended September 30, 2009, respectively. Gross realized losses on sales and calls of securities were $11.8 million and $12.8 million for the three and nine months ended September 30, 2009, respectively. Tax expense on net realized gains was $51.6 million and $70.4 million for the three and nine months ended September 30, 2009, respectively.

The Company’s sale of securities resulted in the reclassification of $49.2 million and $59.5 million of net gains after tax, from cumulative other comprehensive income into earnings, for the three and nine months ended September 30, 2009, respectively.

Securities available for sale included pledged securities of $11.4 billion at September 30, 2009.

Note 7

Fair Values of Assets and Liabilities

ASC 820-10/SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10/SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10/SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

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

ASC 825-10/SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825-10/SFAS 159 elections as of the end of the third quarter of 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2009
	Fair Value Measurements Using (3)			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale
U.S. Treasury and other U.S. Gov’t agency	424,301	454,200	—	878,501
Collateralized mortgage obligations	—	7,204,977	1,243,120	8,448,097
Mortgage-backed securities	—	21,007,992	566,276	21,574,268
Asset-backed securities	—	6,285,960	75,000	6,360,960
Other	70,019	335,909	25,247	431,175

Total securities available for sale	$494,320	$35,289,038	$1,909,643	$37,693,001
Other assets
Mortgage servicing rights	—	—	271,518	271,518
Derivative receivables(1)	10,514	877,022	537,137	1,424,673
Retained interests in securitizations	—	—	3,871,050	3,871,050

Total Assets	$504,834	$36,166,060	$6,589,348	$43,260,242

Liabilities
Other liabilities
Derivative payables(1)	$2,899	$925,503	$40,175	$968,577

Total Liabilities	$2,899	$925,503	$40,175	$968,577

	December 31, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale(2)	$291,907	$28,331,103	$2,380,261	$31,003,271
Other assets
Mortgage servicing rights	—	—	150,544	150,544
Derivative receivables(1)	8,020	1,768,902	59,895	1,836,817
Retained interests in securitizations	—	—	1,470,385	1,470,385

Total Assets	$299,927	$30,100,005	$4,061,085	$34,461,017

	September 30, 2009
	Fair Value Measurements Using (3)			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Derivative payables(1)	$937	$1,260,062	$60,672	$1,321,671

Total Liabilities	$937	$1,260,062	$60,672	$1,321,671

(1)	The Company does not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.
(2)	Securities available for sale were not broken-out by security type as of December 31, 2008, as ASC 820-10-65-4/FSP FAS 157-4 is applied prospectively.
(3)	The above table does not reflect ($0.5) million of counterparty credit risk. Counterparty credit risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among pricing sources. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009. All Level 3 instruments presented in the table were carried at fair value prior to the adoption of ASC 825-10/SFAS 159.

Level 3 Instruments Only

	Three Months Ended September 30, 2009
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, June 30, 2009	$1,969,423	$280,742	$541,052	$3,939,213	$37,095
Total realized and unrealized gains (losses):
Included in earnings	47	(7,868)	16,995	22,846	3,212
Included in other comprehensive income	147,508	—	—	40,644	—
Purchases, issuances and settlements, net	(32,250)	(1,356)	7,807	(131,653)	57
Transfers in/out of Level 3(4)	(175,085)	—	(28,717)	—	(189)

Balance, September 30, 2009	$1,909,643	$271,518	$537,137	$3,871,050	$40,175

Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2009	$47	$(7,868)	$16,995	$54,612	$3,212

	Three Months Ended September 30, 2009
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, June 30, 2009	$—	$1,309,089	$629,322	$1,716	$29,296	$1,969,423
Total realized and unrealized gains (losses):
Included in earnings	—	47	—	—	—	47
Included in other comprehensive income	—	102,865	44,643	—	—	147,508
Purchases, issuances and settlements, net	—	(103,201)	—	75,000	(4,049)	(32,250)
Transfers in/out of Level 3(4)	—	(65,680)	(107,689)	(1,716)	—	(175,085)

Balance, September 30, 2009	$—	1,243,120	566,276	75,000	25,247	$1,909,643

Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2009	$—	$47	$—	$—	$—	$47

	Nine Months Ended September 30, 2009
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2009	$2,380,261	$150,544	$59,895	$1,470,385	$60,672
Total realized and unrealized gains (losses):
Included in earnings	55	19,588	(136,564)	(195,620)	(19,855)
Included in other comprehensive income	(105,757)	—	—	91,851	—
Purchases, issuances and settlements, net	(62,508)	101,386	53,385	2,504,434	595
Transfers in/out of Level 3(4)	(302,408)	—	560,421	—	(1,237)

Balance, September 30, 2009	$1,909,643	$271,518	$537,137	$3,871,050	$40,175

Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2009	$55	$19,588	$(136,564)	$70,651	$(19,855)

	Nine Months Ended September 30, 2009
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, January 1, 2009	$—	$1,579,909	$773,200	$—	$27,152	$2,380,261
Total realized and unrealized gains (losses):
Included in earnings	—	169	—	(114)	—	55
Included in other comprehensive income	—	(119,415)	13,658	—	—	(105,757)
Purchases, issuances and settlements, net	—	(183,151)	48,347	74,201	(1,905)	(62,508)
Transfers in/out of Level 3(4)	—	(34,392)	(268,929)	913	—	(302,408)

Balance, September 30, 2009	$—	$1,243,120	$566,276	$75,000	$25,247	$1,909,643

Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2009	$—	$169	$—	$(114)	$—	$55

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
(2)	An end of quarter convention is used to measure derivative activity, resulting in end of quarter values being reflected as purchases, issuances and settlements for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income.
(3)	An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.
(4)	Level 3 securities available for sale assets decreased $175.1 million and $302.4 million for the three and nine months ended September 30, 2009, respectively. These assets consist primarily of senior-classes of collateralized mortgage obligations backed by prime jumbo collateral.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2009 and still held on the consolidated balance sheet at September 30, 2009, the following table provides the fair value measures by level of valuation assumptions used and the amount of fair value adjustments recorded in earnings for those assets in 2009. Fair value adjustments for mortgage loans held for sale, foreclosed assets, and other assets are recorded in other non-interest expense, and fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

	September 30, 2009
	Fair Value Measurements Using			Assets at Fair Value	Total Losses
	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$—	$137,221	$—	$137,221	$9,144
Loans held for investment	—	105,077	230,698	335,775	135,984
Foreclosed assets(1)	—	138,545	—	138,545	20,059
Other	—	31,310	—	31,310	150

Total	$—	$412,153	$230,698	$642,851	$165,337

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value	Total Losses in 2008
	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$—	$68,462	$—	$68, 462	$14,386
Loans held for investment	—	64,737	142,768	207,505	62,747

Total	$—	$133,199	$142,768	$275,967	$77,133

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,127,203	$4,127,203	$7,491,343	$7,491,343
Securities available for sale	37,693,001	37,693,001	31,003,271	31,003,271
Mortgage loans held for sale	141,158	141,158	68,462	68,462
Net loans held for investment	92,269,672	89,808,701	96,493,811	86,370,194
Interest receivable	947,738	947,738	827,909	827,909
Accounts receivable from securitization	6,985,200	6,985,200	6,342,754	6,342,754
Derivatives	1,424,673	1,424,673	1,836,817	1,836,817
Mortgage servicing rights	271,518	271,518	150,544	150,544

Financial Liabilities
Non-interest bearing deposits	$12,734,589	$12,734,589	$11,293,852	$11,293,852
Interest-bearing deposits	101,768,522	102,504,372	97,326,937	98,031,913
Senior and subordinated notes	9,208,769	9, 777,447	8,308,843	6,922,300
Other borrowings	12,126,181	11,659,910	14,869,648	12,948,145
Interest payable	582,969	582,969	676,398	676,398
Derivatives	968,577	968,577	1,321,671	1,321,671

The following describes the valuation techniques used in estimating the fair value of the Company’s financial instruments as of September 30, 2009 and December 31, 2008. The Company applied the provisions of ASC 820-10/SFAS 157 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Certain securities available for sale are classified as Level 3, the majority of which are non-agency collateralized mortgage obligations backed by prime collateral. Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings, and losses. As of September 30, 2009, we saw significant improvements in the market value of our portfolio holdings driven by stabilization of the financial markets, reduced risk premiums and a general decline in interest rates.

Mortgage loans held for sale

Mortgage loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of September 30, 2009 and December 31, 2008 approximate fair value.

Loans held for investment, net

The fair values of credit card loans, installment loans, auto loans, mortgage loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The decrease in fair value below carrying amount at December 31, 2008 is primarily due to the significant level of illiquidity in the secondary market experienced during 2008. During 2009 these markets have begun to recover resulting in an improvement in the fair value of our loans held for investment. The most significant discounts to carrying amount were seen in the Company’s commercial and mortgage portfolios.

Commercial loans are considered impaired when it is probable that all amounts due in accordance with the contractual terms will not be collected. From time to time, the Company records nonrecurring fair value adjustments to reflect the fair value of the loan’s collateral. See table within “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” above.

Interest Receivable

The carrying amount approximates the fair value of this asset due to its relatively short-term nature.

Accounts receivable from securitizations

Accounts receivable from securitizations include the interest-only strip, retained notes accrued interest receivable, cash reserve accounts and cash spread accounts. The Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, discount rates including adjustments for liquidity, and contractual interest and fees. Other retained interests related to securitizations are carried at cost, which approximates fair value.

Derivative Assets

Most of the Company’s derivatives are not exchange traded, but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. These derivatives are included in other assets on the balance sheet.

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

Interest bearing deposits

The fair values of savings, NOW accounts and money market accounts were the amounts payable on demand at September 30, 2009 and December 31, 2008 and therefore carrying value approximates fair value. The fair value of other interest-bearing deposits, include retail, brokered, and institutional CDs, was calculated by discounting the future cash flows using discount rates based on the expected current market rates for similar products with similar remaining terms.

Other borrowings

The carrying amount of federal funds purchased and resale agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of secured borrowings was measured using the trade price for bonds that have traded recently. For others, trade information for bonds with similar duration and credit quality was used, with adjustments based on relevant credit information of the issuer. The fair value of junior subordinated debentures was estimated using the same methodology as described for senior and subordinated notes below. The decreases in fair value of the secured borrowings and the junior subordinated debentures below carrying amounts at September 30, 2009 are primarily due to significant interest rate spreads in the auto securitization market experienced in 2008 which was continued into 2009 and the significant discounts in secondary trading activity seen in junior subordinated debentures beginning in 2008.

Senior and subordinated notes

The Company engages third party pricing services in order to estimate the fair value of senior and subordinated notes. The pricing service utilizes a pricing model that incorporates available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models. The decrease in fair value below carrying amount at September 30, 2009 is primarily due to an increase in credit spreads across the industry only partially offset by lower interest rates.

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

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding at September 30, 2009 that have been issued since January 1, 2003, was $2.6 million and was included in other liabilities. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At September 30, 2009 there was no material unrealized appreciation or depreciation on these financial instruments.

Note 8

Goodwill and Other Intangible Assets

During the first quarter of 2009, the Company acquired Chevy Chase Bank, the largest retail branch presence in the Washington, D.C. region, which created $1.6 billion of goodwill. The goodwill associated with the acquisition of Chevy Chase Bank was initially held in the Other category. During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations are evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking. As a result goodwill was reassigned to the new reporting units using a relative fair value allocation approach. As part of the segment reorganization in the third quarter of 2009, discussed below, the goodwill associated with the Chevy Chase Bank acquisition was assigned to the Commercial Banking and Consumer Banking segments. See Note 2 for information regarding the Chevy Chase Bank acquisition.

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below on an annual basis. The Company’s reporting units are Domestic Card, International Card, Auto, Commercial Banking, and Retail Banking, which is comprised of in footprint retail banking and residential mortgage activities. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The Company has continued to monitor its market capitalization, regulatory actions and assessments, as well as overall economic conditions and other events or circumstances.

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Credit Card	Commercial	Consumer	Other	Total
Balance at December 31, 2008	$5,303,299	$6,661,188	$—	$—	$—	$—	$11,964,487
Additions	—	—	—	—	—	1,405,148	1,405,148
Other adjustments	—	(4)	—	—	—	146,868	146,864
Foreign currency translation	8,479	—	—	—	—	—	8,479
Segment reorganization	(5,311,778)	(6,661,184)	4,692,266	4,281,605	4,551,117	(1,552,016)	—

Balance at September 30, 2009	$—	$—	$4,692,266	$4,281,605	$4,551,117	$—	$13,524,978

	Credit Card			Consumer Banking
	Domestic Card	International Card	Total Credit Card	Auto	Retail Banking	Total Consumer Banking
Balance at December 31, 2008	$—	$—	$—	$—	$—	$—
Additions	—	—	—	—	—	—
Other adjustments	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Segment reorganization	3,761,318	930,948	4,692,266	619,512	3,931,605	4,551,117

Balance at September 30, 2009	$3,761,318	$930,948	$4,692,266	$619,512	$3,931,605	$4,551,117

In connection with the acquisition of Chevy Chase Bank, the Company recorded intangible assets of $278.3 million that consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships. The following table summarizes the Company’s intangible assets subject to amortization.

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Avg. Amortization Period
Core deposit intangibles	$1,561,920	$(659,298)	$902,622	8.2 years
Lease intangibles	53,992	(21,452)	32,540	23.0 years
Trust intangibles	10,500	(4,030)	6,470	14.2 years
Other intangibles	35,148	(11,831)	23,317	3.5 years

Total	$1,661,560	$(696,611)	$964,949

Intangibles are amortized on an accelerated basis using the sum of digits methodology over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense for intangibles is recorded to non-interest expense. The weighted average amortization period for all purchase accounting intangibles is 8.7 years.

The following table summarizes the Company’s current period and estimated future amortization expense for intangible assets as of September 30, 2009:

(in thousands)	Current Period Amortization Amount
Nine months ended September 30, 2009	$175,617
Estimated Future Amortization Amounts
Years ended December 31,
2009 (remaining three months)	$58,735
2010	$215,484
2011	$183,188
2012	$150,731
2013	$121,790
2014	$93,791
Thereafter	$141,230

Total	$964,949

Note 9

Deposits and Borrowings

Borrowings as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009 Outstanding	December 31, 2008 Outstanding
Deposits
Non-interest bearing deposits	$12,734,589	$11,293,852
Interest-bearing deposits (1)	101,768,522	97,326,937

Total deposits	$114,503,111	$108,620,789

Senior and subordinated notes
Bank notes:
5.00% Senior Fixed Notes par value of $417,539 due 2009	$—	$417,419
5.75% Senior Fixed Notes par value of $516,722 due 2010	516,691	516,621
5.125% Senior Fixed Notes par value of $274,696 due 2014	274,553	274,520
9.25% Subordinated Fixed Notes par value of $150,000 due 2010	155,752	159,851
6.50% Subordinated Fixed Notes par value of $500,000 due 2013	499,333	499,216
8.80% Subordinated Fixed Notes par value of $1,500,000 due 2019	1,499,411	—
Fair value hedge-related basis adjustments	118,125	55,800
Corporation notes:
5.70% Senior Fixed Notes par value of $854,451 due 2011	854,274	854,135
4.80% Senior Fixed Notes par value of $282,335 due 2012	281,937	281,815
6.25% Senior Fixed Notes par value of $277,665 due 2013	277,015	276,903
7.375% Senior Fixed Notes par value of $1,000,000 due 2014	995,321	—
5.50% Senior Fixed Notes par value of $375,005 due 2015	374,780	374,745
5.25% Senior Fixed Notes par value of $226,290 due 2017	225,764	225,712
6.75% Senior Fixed Notes par value of $1,341,045 due 2017	1,337,820	1,337,466
5.875% Subordinated Fixed Notes par value of $350,000 due 2012	355,561	356,888
5.35% Subordinated Fixed Notes par value of $100,000 due 2014	98,581	98,379
6.15% Subordinated Fixed Notes par value of $1,000,000 due 2016	997,637	997,365
Floating Rate Senior Notes due 2009(2)	—	1,029,826
Fair value hedge-related basis adjustments	346,214	552,182

Total senior and subordinated notes	$9,208,769	$8,308,843

Other borrowings
Junior subordinated debentures
8.00% Subordinated Fixed Notes par value of $103,093 due 2027	$108,815	$108,937
8.17% Subordinated Fixed Notes par value of $46,547 due 2028	49,586	49,639
4.5175% Subordinated Floating Notes par value of $10,310 due 2033	10,847	10,851
7.686% Subordinated Fixed Notes par value of $651,000 due 2036	650,962	650,911
6.745% Subordinated Fixed Notes par value of $500,010 due 2037	499,990	499,956
7.50% Subordinated Fixed Notes par value of $346,000 due 2066	346,000	346,000
10.25% Subordinated Fixed Notes par value of $1,000,010 due 2039	988,198	—
Unamortized Fees	(15,353)	(18,026)

Total junior subordinated debentures	$2,639,045	$1,648,268
Secured borrowings (5)
Fixed, interest rates ranging from 4.48% to 5.76%, due 2009 to 2011	$1,310,105	$2,698,381
Variable, interest rates ranging from 0.243% to 1.11% due 2010 to 2020	3,298,158	4,812,457

Total secured borrowings	$4,608,263	$7,510,838
FHLB advances (3)
Fixed, interest rates ranging from 2.394% to 8.25%, due 2009 to 2023	$2,333,006	$2,777,179
Variable, interest rate of 0.4175% due 2014	925,000	2,100,000

Total FHLB advances	$3,258,006	$4,877,179
Federal funds purchased and resale agreements due 2009 (4)	$1,620,551	$832,961
Other short-term borrowings	316	402

Total other borrowings	$12,126,181	$14,869,648

(1)	Interest bearing deposits have a weighted average rate of 1.88% and 2.64% at September 30, 2009 and December 31, 2008, respectively.

(2)	Floating rate senior and subordinated notes have a weighted average rate of zero and 2.47% at September 30, 2009 and December 31, 2008, respectively.
(3)	FHLB advances have a weighted average rate of 0.4175% and 2.85% at September 30, 2009 and December 31, 2008, respectively.
(4)	Federal funds purchased have a weighted average rate of 0.33% and 0.01% at September 30, 2009 and December 31, 2008, respectively.
(5)	Secured borrowings have a weighted average rate of 0.28% and 1.24% at September 30, 2009 and December 31, 2008, respectively.

Deposits

Interest-Bearing Deposits

As of September 30, 2009, the Company had $101.8 billion in interest-bearing deposits of which $9.9 billion represents large denomination certificates of $100 thousand or more. As of December 31, 2008, the Company had $97.3 billion in interest-bearing deposits of which $11.3 billion represents large denomination certificates of $100 thousand or more.

On July 26, 2009, the Company sold its U.K. deposits business. The amount of deposits sold totaled approximately $1.2 billion. The Company recorded a small loss on the sale.

Borrowings

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $1.3 billion and $1.8 billion outstanding at September 30, 2009 and December 31, 2008, respectively.

The Company issued senior and subordinated notes that as of September 30, 2009 had an outstanding balance of $9.2 billion. The outstanding balance of senior and subordinated bank notes include a fair value adjustments of $464.3 million and $608.0 million related to fair value accounting hedges at September 30, 2009 and December 31, 2008, respectively. See Note 13 for a further discussion of fair value interest rate hedges. The weighted average stated rate included in the table above is before the impact of these interest rate derivatives.

During the third quarter of 2009, notes totaling $1.0 billion were called or matured.

Corporation Shelf Registration Statement

As of September 30, 2009, the Corporation had an effective shelf registration statement under which the Corporation may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years. The Automatic Shelf Registration Statement is effective through May 2012.

Other Borrowings

Secured Borrowings

The Company issued securitizations in which it transfers pools of auto loans that are accounted for as secured borrowings at September 30, 2009. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest predominantly at fixed rates and mature between October 2009 and June 2011, but may mature earlier or later, depending upon the repayment of the underlying auto loans. At September 30, 2009 and December 31, 2008, $4.6 billion and $7.4 billion, respectively, of the secured borrowings were outstanding. See Note 14 for further discussion of secured borrowings. Secured borrowings also include tender option bonds of $16.6 million and $140.4 million at September 30, 2009 and December 31, 2008, respectively.

Junior Subordinated Debentures

At September 30, 2009 and December 31, 2008, the Company had junior subordinated debentures outstanding of $2.7 billion and $1.7 billion, respectively.

The Company had previously established special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated deferrable interest debentures issued by the Company. Prior to ASC 810-10/FIN 46(R), these trusts were consolidated subsidiaries of the Company. As a result of the adoption of ASC 810-10/FIN 46(R), the Company deconsolidated all such special purpose trusts, as the Company is not considered to be the primary beneficiary.

For the nine months ended September 30, 2009, no securities were called or matured. On August 5, 2009 the Company issued $1.0 billion of 10.25% trust preferred securities, due 2039.

FHLB Advances

The Company utilizes FHLB advances which are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB advances outstanding were $3.3 billion and $4.9 billion at September 30, 2009 and December 31, 2008, respectively and include fixed and variable rate advances. FHLB stock totaled $297.8 million and $267.5 million at September 30, 2009 and December 31, 2008, respectively, and is included in other assets.

Note 10

Shareholders’ Equity, Comprehensive Income and Earnings Per Common Share

Comprehensive Income

Comprehensive income for the three months ended September 30, 2009 and 2008, respectively was as follows:

	Three Months Ended September 30
	2009	2008
Comprehensive Income:
Net income	$425,639	$374,139
Other comprehensive income (loss), net of tax	455,303	(328,283)

Total comprehensive income	$880,942	$45,856

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30		Nine Months Ended September 30
(Shares in Thousands)	2009	2008	2009	2008
Numerator:
Income from continuing operations, net of tax	$469,226	$385,789	$612,506	$1,480,842
Loss from discontinued operations, net of tax	(43,587)	(11,650)	(74,543)	(105,294)

Net income	$425,639	$374,139	$537,963	$1,375,548

Preferred stock dividends and accretion of discount	$—	$—	$563,908	$—

Net income (loss) available to common shareholders	$425,639	$374,139	$(25,945)	$1,375,548

Denominator:
Denominator for basic earnings per share-weighted-average shares	449,408	372,928	420,788	372,010
Effect of dilutive securities (1):
Stock options	942	328	—	491
Restricted stock and units	3,376	1,037	—	909

Dilutive potential common shares	4,318	1,365	—	1,400

Denominator for diluted earnings per share-adjusted weighted-average shares	453,726	374,293	420,788	373,410

Basic earnings per share
Income from continuing operations	$1.04	$1.03	$0.12	$3.98
Loss from discontinued operations	(0.09)	(0.03)	(0.18)	(0.28)

Net income (loss)	$0.95	$1.00	$(0.06)	$3.70

Diluted earnings per share
Income from continuing operations	$1.03	$1.03	$0.12	$3.96
Loss from discontinued operations	(0.09)	(0.03)	(0.18)	(0.28)

Net income	$0.94	$1.00	$(0.06)	$3.68

(1)	Antidilutive weighted shares excluded from the computation of diluted earnings per share were 32.4 million and 24.4 million for the three months ended September 30, 2009 and 2008, respectively, and 36.1 million and 24.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 11

Mortgage Servicing Rights

MSRs are recognized in conjunction with loan sales and securitization transactions when servicing rights are retained or acquired by the Company; changes in fair value are recognized in mortgage servicing and other income. The Company may enter into derivatives to economically hedge changes in fair value of MSRs. The Company has sold mortgage loans through whole loan sale transactions, and in some instances the loans were subsequently securitized by the third party purchaser and transferred into a VIE, and also through securitization transactions. The Company records the MSR at estimated fair value and has no other loss exposure in excess of the recorded fair value.

The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. The following table sets forth the changes in the fair value of mortgage servicing rights during the three and nine months ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30		Nine Months Ended September 30
Mortgage Servicing Rights:	2009	2008	2009	2008
Balance, beginning of period	$280,742	$232,423	$150,544	$247,589
Acquired in acquisitions (1)	—	—	109,538	—
Originations	6,532	—	13,772	—
Sales	—	—	—	(273)
Change in fair value, net	(15,756)	(5,322)	(2,336)	(20,215)

Balance, end of period	$271,518	$227,101	$271,518	$227,101

Ratio of mortgage servicing rights to related loans serviced for others	0.88%	0.90%	0.88%	0.90%

	Three Months Ended September 30		Nine Months Ended September 30
Mortgage Servicing Rights:	2009	2008	2009	2008
Weighted average service fee	0.29	0.28	0.29	0.28

(1)	Related to the Chevy Chase Bank acquisition completed on February 27, 2009.

Fair value adjustments to the MSRs for the three and nine months ended September 30, 2009 included a $7.9 million and $21.9 million decrease due to run-off, respectively, and a $7.9 million decrease and $19.6 million increase due to changes in the valuation inputs and assumptions, respectively.

The valuation adjustments for the MSR were partially offset by changes in the fair value of economic hedging instruments of $10.3 million and $15.4 million for the three months ended September 30, 2009 and 2008, respectively, which were recognized in non-interest income. For additional information on hedging activities, refer to Note 13.

The significant assumptions used in estimating the fair value of the servicing assets at September 30, 2009 and 2008 were as follows:

	September 30, 2009	September 30, 2008
Weighted average prepayment rate (includes default rate)	18.04%	22.61%
Weighted average life (in years)	4.9	4.5
Weighted average servicing cost per loan	$129.1	$111.6
Discount rate	11.47%	11.07%

The decrease in the weighted average prepayment rate and the increase in the weighted average life were both driven by a reduction in voluntary attrition due to market conditions. The increase in weighted average servicing cost per loan from 2008 is a result of increased delinquencies during 2009 resulting in higher collection costs. The increase in the discount rate from 2008 is due to inclusion of Chevy Chase Bank during 2009.

At September 30, 2009, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $11.4 million and $21.9 million, respectively.

As of September 30, 2009, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $43.9 billion, of which $30.7 billion was serviced for investors other than the Company. The Chevy Chase Bank acquisition added $17.4 billion to the mortgage loan servicing portfolio, of which $10.0 billion was serviced for other investors. As of September 30, 2008, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $36.4 billion, of which $25.4 billion was serviced for investors other than the Company.

Servicing income, which includes contractual servicing fees, late fees and ancillary fees, totaled $16.0 million and $22.4 million for the three months ended September 30, 2009 and 2008, respectively.

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

The Company anticipates recording charges of approximately $60.0 million in excess of the original $300.0 million pre-tax over the course of the cost reduction initiative as the Company has extended the initiative due to the continued economic deterioration. Approximately half of these charges are related to severance benefits, while the remaining charges are associated with items such as contract and lease terminations and consolidation of facilities and infrastructure. Since the start of the initiative the Company has incurred charges of $340.1 million.

The Company has recorded certain restructuring charges within the income statement associated with the integration of Chevy Chase Bank into the operations of the Company. Expenses for employee termination benefits presented below represent one-time activities and do not represent ongoing costs to fully integrate Chevy Chase Bank. The Company also expects to incur costs associated with contract and lease terminations and consolidation of facilities and infrastructure.

Restructuring expenses associated with continuing operations were comprised of the following:

	Chevy Chase Acquisition		2007 Company Initiative
	Three months ended September 30, 2009	Nine months ended September 30, 2009	Three months ended September 30, 2009	Nine months ended September 30, 2009
Restructuring expenses:
Employee termination benefits	$5,542	$19,953	$8,448	$36,339
Communication and data processing	—	—	40	745
Supplies and equipment	—	—	406	3,135
Occupancy	—	—	9,817	21,248
Other	—	—	2,104	5,938

Total restructuring expenses	$5,542	$19,953	$20,815	$67,405

Employee termination benefits include for the 2007 company initiative charges for executives of the Company for the three and nine months ended September 30, 2009 of $6.2 million and $9.5 million, respectively, and charges for associates of $2.2 million and $26.8 million for the three and nine months ended September 30, 2009, respectively.

The Company made $20.5 million ($19.6 million related to 2007 initiative and $0.9 related to the Chevy Chase acquisition) and $59.5 million ($52.3 million related to 2007 initiative and $7.2 million related to the Chevy Chase acquisition) in cash payments for restructuring charges during the three and nine months ended September 30, 2009, respectively that related to employee termination benefits. Restructuring accrual activity for the three and nine months ended September 30, 2009, was as follows:

	Chevy Chase Acquisition		2007 Company Initiative
	Three months ended September 30, 2009	Nine months ended September 30, 2009	Three months ended September 30, 2009	Nine months ended September 30, 2009
Restructuring accrual activity:
Balance, beginning of period	$10,582	$—	$110,465	$92,749
Restructuring charges	5,542	19,953	20,815	67,405
Cash payments	(947)	(7,216)	(19,615)	(52,277)
Noncash write-downs and other adjustments	—	2,440	—	3,788

Balance, end of period	$15,177	$15,177	$111,665	$111,665

Note 13

Derivative Instruments and Hedging Activities

The Company manages market risk within conservative limits governed by its risk management policies as established by the Asset and Liability Management Committee (“ALCO”) and approved by the Board of Directors. The Company utilizes derivatives to manage and position its sensitivity within the approved limits. These derivatives are used to primarily manage risk related to changes in interest rates and to a lesser extent, foreign exchange rates. The Company uses interest rate swaps, interest rate caps, floors, options, futures and forward contracts to manage interest rate risk.

By using derivative instruments, the Company is exposed to credit and market risk on those derivative positions. The Company manages both market risk and credit risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Credit risk is equal to the extent of the fair value gain in a derivative, if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral agreements are generally required as well.

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. As a result of interest rate fluctuations, assets and liabilities hedged by fair value instruments will appreciate or depreciate in market value. To the extent that there is a high degree of correlation between the hedged asset or liability and the derivative instrument, the income or loss generated will generally offset the effect of this unrealized appreciation or depreciation.

The Company’s foreign currency denominated assets and liabilities expose it to foreign currency exchange risk. The Company enters into various foreign exchange derivative contracts for managing foreign currency exchange risk. Changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the items to which they are designated.

The Company has non-trading and trading derivatives that do not qualify as accounting hedges. These derivatives are in many cases associated with asset, liability, and securitization transactions or may be used outright to manage our interest rate risk exposures. These derivatives are carried at fair value and changes in value are included in current earnings.

The Company also enters into customer oriented derivative instruments. These transactions are provided as a service to our customers and the interest rate risk is typically hedged with offsetting derivative trades.

The following table provides the notional amount and fair values of the Company’s derivative instruments, by category, as of September 30, 2009:

		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments
Cash Flow Interest Rate Contracts	$2,939,498	Other assets	$—	Other liabilities	$(113,882)
Cash Flow Foreign Exchange Contracts	1,715,530	Other assets	26,925	Other liabilities	(31,899)
Fair Value Interest Rate Contracts	17,290,776	Other assets	529,509	Other liabilities	(13,283)
Net Investment Foreign Exchange Contracts	52,734	Other assets	746	Other liabilities	—

Subtotal	$21,998,538		$557,180		$(159,064)

Derivatives not designated as hedging instruments
Trading Interest Rate Contracts	$9,500,005	Other assets	$234,730	Other liabilities	$(219,823)
Non-Trading Interest Rate Contracts	25,088,710	Other assets	611,599	Other liabilities	(569,016)
Non-Trading MSR Interest Rate Contracts	980,000	Other assets	11,240	Other liabilities	(17,775)
Non-Trading Other Contracts	879,977	Other assets	9,924	Other liabilities	(2,899)

Subtotal	$36,448,692		$867,493		$(809,513)

Total Derivatives	$58,447,230		$1,424,673		$(968,577)

(1)	The above table does not reflect $(0.5) million recognized as a valuation allowance on derivative assets and liabilities for non-performance risk. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income. For additional information, see Non-Performance Risk section of this footnote.

Fair Value Hedges

The Company has entered into forward exchange contracts to hedge foreign currency denominated investments against fluctuations in exchange rates. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk of adverse effects of movements in exchange rates.

The Company has entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s senior notes, subordinated notes, public fund certificates of deposit, and U.S. Agency investments from fixed rates to variable rates with maturities ranging from 2010 to 2019. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

During the second quarter of 2009, the Company entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s brokered CD liabilities from fixed rate to variable rates with maturities ranging from 2010 to 2018. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The Company realized interest expense savings of $31.9 million and $41.7 million for the three and nine months ended September 30, 2009, respectively.

Adjustments related to the ineffective portion of the fair value hedging instruments are recorded in interest income, interest expense or non-interest income depending on the hedged item.

Cash Flow Hedges

The Company has entered into interest rate swap agreements that effectively modify the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate debt with maturities ranging from 2010 to 2013. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of underlying principal amounts.

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

At September 30, 2009, the Company expects to reclassify $3.5 million of net gains, after tax, on derivative instruments from cumulative other comprehensive income to earnings during the next 12 months as terminated swaps are amortized and as interest payments and receipts on derivative instruments occur. This amount could change in future periods if the Company decides to terminate additional swaps in the context of managing its overall market risk profile.

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

Non-Trading Interest Rate Contracts

The Company uses interest rate swaps to manage interest rate sensitivity related to loan securitizations of the Company’s non-mortgage related securitization programs. The Company enters into interest rate swaps with its securitization trust and essentially offsets the derivative with separate interest rate swaps with third parties. The Company is exposed to higher credit risk related to interest rate swaps with the trust, and has charged a higher rate to offset this risk. The trust is unable to post collateral because of its QSPE status. At September 30, 2009, the Company has recorded a $25.7 million valuation allowance in other non-interest income against the asset value for the counterparty credit risk, of which $45.0 million was recorded during the first quarter of 2009 and releases of $12.7 million and $6.6 million were recorded in the second and third quarters of 2009, respectively.

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

The Company enters into commitments to originate loans whereby the interest rate of the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intends to sell in the secondary market are considered freestanding derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of other non-interest income. The Company initially values interest rate lock commitments at zero in accordance with current accounting requirements. Changes in fair value subsequent to inception are determined based on current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loans will fund within the terms of the commitment. The initial value inherent in the loan commitments at origination is recognized through gain on sale of loans when the underlying loan is sold. Both the interest rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of gain on sale of loans. As of September 30, 2009, the Company has $187.9 million in loan commitments.

These derivatives do not qualify as hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings in non-interest income.

Non-Trading Other Contracts

The Company uses interest rate swaps and To Be Announced (“TBA”) forward contracts and futures contracts in conjunction with hedging the economic risk associated with its mortgage servicing rights portfolio. These derivatives are designed to offset changes in the value of mortgage servicing rights attributable to interest rate fluctuations.

The Company uses TBA forward contracts and whole loan commitments in conjunction with its interest rate locks and held-for-sale fixed rate mortgages (collectively “mortgage commitments”). These derivatives are designed to provide a known future price for these mortgage commitments.

The following table shows the effect of the Company’s derivative instruments, by category, on the income statement for the three months and nine months ended September 30, 2009:

Derivatives in Fair Value Hedging Relationships

	Location of Gain/(Loss) in Income on Derivative	Gain/(Loss) in Income on Derivative	Hedged Items in Fair Value Hedge Relationship	Location of Gain/(Loss) Recognized in Income on Related Hedged Item	Gain/(Loss) Recognized in Income on Related Hedged Items	Net Gain/(Loss)
For Three Months Ended September 30, 2009

Interest Rate Contracts	Other Non-Interest Income	$227,863	Fixed-rate Debt	Other Non-Interest Income	$(213,507)	$14,356

For Nine Months Ended September 30, 2009

Interest Rate Contracts	Other Non-Interest Income	$(81,307)	Fixed-rate Debt	Other Non-Interest Income	$102,880	$21,573

Derivatives in Cash Flow Hedging Relationships

	Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from OCI into Income	Gain/(Loss) Reclassified from OCI into Income	Location of Gain/(Loss) Recognized in Income (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
For Three Months Ended September 30, 2009
Interest Rate Contracts	$35,233	Interest Income (Expense)	$(11,539)	None	$—
Foreign Exchange Contracts	(4,072)	Other Non-Interest Income	2,072	None	—

	$31,161		$(9,467)		$—

For Nine Months Ended September 30, 2009
Interest Rate Contracts	$141,697	Interest Income (Expense)	$(71,355)	None	$—
Foreign Exchange Contracts	7,952	Other Non-Interest Income	(798)	None	—

	$149,649		$(72,153)		$—

Derivatives in Net Investment Hedging Relationships

	Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For Three Months Ended September 30, 2009
Foreign Exchange Contracts	$(2,593)	None	$—	None	$—

For Nine Months Ended September 30, 2009

Foreign Exchange Contracts	$(6,431)	None	$—	None	$—

Derivatives Not Designated as Hedging Instruments

For Three Months Ended September 30, 2009
	Location of Gain (Loss) in Income	Gain (Loss) in Income
Trading Interest Rate Contracts	Other Non-Interest Income	$1,664
Non-Trading Interest Rate Contracts	Other Non-Interest Income	16,190
Non-Trading MSR Interest Rate Contracts	Mortgage Banking Operations	(3,217)
Non-Trading Other Contracts	Mortgage Banking Operations	13,737
Non-Trading Other Contracts	Other Non-Interest Income	(3,564)

Subtotal		$24,810

For Nine Months Ended September 30, 2009
	Location of Gain (Loss) in Income	Gain (Loss) in Income
Trading Interest Rate Contracts	Other Non-Interest Income	$8,893
Non-Trading Interest Rate Contracts	Other Non-Interest Income	11,310
Non-Trading MSR Interest Rate Contracts	Mortgage Banking Operations	(20,373)
Non-Trading Other Contracts	Mortgage Banking Operations	1,715
Non-Trading Other Contracts	Other Non-Interest Income	(3,564)

Subtotal		$(2,019)

Credit Default Swaps

The Company has credit exposure resulting from swap agreements related to loss mitigation for certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. The maximum credit exposure from these swap agreements is $34.4 million as of September 30, 2009. The fair value of the Company’s obligations under the swap agreements was $20.0 million at September 30, 2009 and is recorded as other liabilities. See Note 14 for additional information about manufactured housing securitization transactions.

Credit Risk Related Contingency Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below investment grade, it would be in violation of those provisions, and the counterparties of the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009, is $968.6 million for which the Company has posted collateral of $447.0 million during the normal course of business, which consists of a combination of securities and cash. If the credit-risk-related features underlying these agreements had been triggered on September 30, 2009, the Company would be required to post an additional $32.4 million of collateral to its counterparties.

Non-performance Risk

In the event of counterparty default our economic loss may be higher than the uncollateralized exposure of our derivatives if we were not able to replace the defaulted derivatives in a timely fashion. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest-rate swaps and foreign currency swaps will increase under certain adverse market conditions by performing periodic market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming changes in the level of market rates over a brief time period. During the third quarter, the Company recorded a $1.9 million reduction to fair value for assets and a $1.4 million reduction to fair value for liabilities in other non-interest income.

Note 14

Securitizations

The Company engages in securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization trusts which are collateralized by transferred receivables from the Company’s portfolio. The Company removes loans from the reported financial statements for securitizations that qualify as sales in accordance with ASC 860-10/SFAS 140. Alternatively, when the transfer is not considered a sale but rather a financing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized in the amount of proceeds received.

The Company uses QSPEs to conduct off-balance sheet securitization activities and SPEs that are considered VIEs to conduct other securitization activities. Interests in the securitized and sold loans may be retained in the form of interest-only strips, retained senior tranches, retained subordinated tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The Company also retains a transferor’s interest in the securitized non mortgage loan receivables transferred to the trusts which is carried on a historical cost basis and reported as loans held for investment on the Reported Consolidated Balance Sheet.

Accounts Receivable from Securitizations

The following is a breakdown of Accounts Receivable From Securitizations as of September 30, 2009:

	As of September 30, 2009
	Non Mortgage	Mortgage	Total
Interest-only strip classified as trading	$4,190	$253,508	$257,698
Retained interests classified as trading:
Retained notes	551,593	—	551,593
Cash collateral	502,344	868	503,212
Investor accrued interest receivable	775,191	—	775,191

Total retained interests classified as trading	1,829,128	868	1,829,996
Retained notes classified as available for sale	1,783,356	—	1,783,356
Other retained interests	—	12,923	12,923

Total retained residual interests	3,616,674	267,299	3,883,973
Collections on deposit for off balance sheet securitizations (1)	2,554,994	(426)	2,554,568

	As of September 30, 2009
	Non Mortgage	Mortgage	Total
Collections on deposit for secured borrowings	546,659	—	546,659

Total Accounts Receivable from Securitizations	$6,718,327	$266,873	$6,985,200

(1)	Collections on deposit for off-balance sheet securitizations include $1,812.4 million of principal collections accumulated for expected maturities of securitization transactions as of September 30, 2009. Collections on deposit for off-balance sheet securitizations is shown net of payments due to investors for interest on the notes.

Off-Balance Sheet Securitizations—Non Mortgage

Off-balance sheet securitizations involve the transfer of pools of loan receivables by the Company to one or more third-party trusts or QSPEs in transactions that are accounted for as sales in accordance with ASC 860-10/SFAS 140. The trusts can engage only in limited business activities to maintain QSPE status. Certain undivided interests in the pool of loan receivables are sold to external investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the loan receivables transferred. Each new off-balance sheet securitization results in the removal of loan principal receivables equal to the sold undivided interests in the pool of loan receivables (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. Securities held by external investors totaling $41.3 billion as of September 30, 2009 represent undivided interests in the pools of loan receivables that are sold in underwritten offerings or in private placement transactions.

The remaining undivided interests in principal receivables and the related unpaid billed finance charge and fee receivables is considered transferor’s interest which is retained by the Company and continues to be reported as loans on the Consolidated Balance Sheet. The amount of transferor’s interest fluctuates as the accountholders make principal payments and incur new charges on the accounts. Transferor’s interest was $13.4 billion as of September 30, 2009.

The Company’s retained interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained senior tranches, retained subordinated tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. As such, the interest-only strip and retained subordinated interests are classified as trading assets, and changes in the estimated fair value are recorded in servicing and securitization income. Additionally, the Company may also retain senior tranches in the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. The retained senior tranches are classified as available for sale securities in accordance with ASC 320-10/SFAS 115, and changes in the estimated fair value are recorded in other comprehensive income.

During the three months ending September 30, 2009, the Company recorded $33.3 million of income in earnings from changes in the fair value of retained interests, of which $3.9 million related to interest-only strip valuation changes. The overall decrease in the fair value of retained interests was driven primarily by lower volumes of cash collateral.

For the credit card trusts, the amount of cash held in spread accounts decreased from $758.2 million as of June 30, 2009, to $553.2 million as of September 30, 2009. The earnings impact of changes in the fair value of the spread account balances for the three months ended September 30, 2009, totaled $19.4 million of income, compared to $41.5 million of expense for the three months ended June 30, 2009. The decrease in volume was due to excess spread within some of the trusts moving above spread account funding triggers in the current quarter. This event requires the excess cash held in spread accounts set aside for the benefit of the subordinated certificates of the trust, to be made available for distributions. The excess spread is a measure of the profitability of the assets in the trust expressed as a percentage of the balance outstanding. These spread accounts are included as retained residual interests classified as trading and are appropriately recorded at fair value. While spread account funding triggers for some trusts have been hit, for the majority of the card trusts, an early amortization event is not triggered until excess spread is less than 0% for a three month average. Excess spread for the card trusts ranged from 5.3% to 10.9%. In addition to assessing the fair value of the spread account funding, the Company also recorded income of $8.3 million related to fair value adjustments on investors’ accrued interest receivable. This was related to the release of spread account funding, and reduction in the delay in the receipt of the accrued interest receivable. Additionally, there was an increase in the fair value of retained interests of $1.7 million related to the retained subordinated notes held by the Company, which was primarily driven by assumption changes.

All of these retained residual interests are subject to loss in the event assumptions used to determine the estimated fair value do not prevail, or if borrowers default on the related securitized loans and the Company’s retained subordinated tranches are used to repay investors. See the table below for key assumptions and sensitivities for retained interest valuations.

In addition to the retained residual interests, the Company also has receivables from the trusts related to interest rate derivatives. These are shown as derivative receivables in other assets. Due to the recent deterioration of performance in the trusts and the inability of the trust to post collateral, the Company has recorded a valuation allowance for these receivables. See Note 13 on derivatives for further details.

The gain on sale recorded from off-balance sheet securitizations is based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs, in servicing and securitizations income on the Consolidated Statement of Income. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The Company periodically reviews the key assumptions and estimates used in determining the value of the interest-only strip and other retained interests. The Company classifies the interest-only strip as a trading asset. The Company recognizes all changes in the fair value of the interest-only strip immediately in servicing and securitizations income on the Consolidated Statement of Income. The interest component of cash flows attributable to retained interests in securitizations is recorded in other interest income.

Key Assumptions for Retained Interest Valuations

The key assumptions used in determining the fair value of the interest-only strip and other retained residual interests resulting from securitizations of loan receivables completed during the period include the weighted average ranges for net charge-off rates, principal repayment rates, lives of receivables and discount rates included in the following table. The net charge-off rates are determined using forecasted net charge-offs expected for the trust calculated consistently with other company net charge-off forecasts. The principal repayment rate assumptions are determined using actual and forecasted trust principal repayment rates based on the collateral. The lives of receivables are determined as the number of months necessary to repay the investors given the principal repayment rate assumptions. The discount rates are determined using primarily trust specific statistics and forward rate curves, and are reflective of what market participants would use in a similar valuation. Additionally accrued interest receivable, cash reserve and spread accounts are discounted over the estimated life of the assets.

As of September 30, 2009
Weighted average life for receivables (months)	8
Principal repayment rate (weighted average rate)	14%
Charge-off rate (weighted average rate)	10%
Interest-only strip discount rate (weighted average rate)	13%
Retained Interests discount rate (weighted average rate)	9%

If these assumptions are not met, or if they change, the interest-only strip, retained interests and related servicing and securitizations income would be affected. The following adverse changes to the key assumptions and estimates, presented in accordance with ASC 860-10/SFAS 140, are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a 10% or 20% variation in assumptions cannot be extrapolated because the relationship of a change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the interest-only strip is calculated independently from any change in another assumption. However, changes in one factor may result in changes in other factors, which might magnify or counteract the sensitivities.

Key Assumptions and Sensitivities for Retained Interest Valuations

	Interest-only strip	Retained Interests
Interest-only strip/ Retained interests	$4,190	$3,612,484
Weighted average life for receivables (months)	8	8
Principal repayment rate (weighted average rate)	14%	14%
Impact on fair value of 10% adverse change	$5	$(8,747)
Impact on fair value of 20% adverse change	$(343)	$(17,859)
Charge-off rate (weighted average rate)	10%	10%
Impact on fair value of 10% adverse change	$(3,262)	$(5,120)
Impact on fair value of 20% adverse change	$(3,835)	$(10,433)
Discount rate (weighted average rate)	13%	9%
Impact on fair value of 10% adverse change	$(40)	$(15,389)
Impact on fair value of 20% adverse change	$(80)	$(30,818)

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

The Company acts as a servicing agent and receives contractual servicing fees of between 0.5% and 4% of the investor principal outstanding, based upon the type of assets serviced. The Company generally does not record material servicing assets or liabilities for these rights since the contractual servicing fee approximates market rates.

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

Collections of principal are generally retained by the Company as the investors elect to reinvest the collections in the purchase of new principal loan receivables (“revolving securitization”). However, the Company is required to remit principal collections to the trust when the securitization transaction is scheduled to mature or earlier if an amortizing event has occurred. Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which could require the Company to fund spread accounts, reduce the value of its retained residual interests and ultimately require the off-balance sheet loans to be recorded on the Company’s balance sheet and accelerate the need for alternative funding. Additionally, early amortization of securitization structures would require the Company to record higher allowance for loan losses and would also have a significant impact on the ability of the Company to meet regulatory capital adequacy requirements.

The Company is currently involved in two amortizing installment loan securitization programs. One of these installment loan trusts hit an additional amortization trigger within the first quarter of 2009, due to the performance of the loans within the trust. The Company began securitizing unsecured installment loans beginning in 1997 and a final addition into the trust occurred in early 2007. The trust has outstanding securities issued to external investors totaling $224.5 million. The impact of hitting the amortization trigger resulted in the trust moving from a pro rata amortization to a sequential amortization, which means that the Company is no longer receiving pro rata cash allocations on the retained subordinated tranches that it holds. The Company has no requirements to provide the trust with additional funding or to transfer additional receivables. As of September 30, 2009, the Company has funded $20.3 million in a cash reserve account and holds a $12.0 million retained subordinated note which represents our maximum exposure to loss. The cash reserve account is carried at fair value of $16.5 million with fair value adjustments to date of $3.7 million recorded in earnings. The retained subordinated note is carried at fair value of $10.2 million with fair value adjustments of $1.8 million recorded in other comprehensive income. The change in amortization will not significantly impact the Company. The expected amortization period of this trust is fifteen months, which is consistent with the expected amortization period prior to hitting the trigger.

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

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Proceeds from new securitizations	$1,766,662	$8,816,378
Collections reinvested in revolving securitizations	19,508,349	52,193,497
Repurchases of accounts from the trust	0	9,210
Servicing fees received	222,736	664,788
Cash flows received on retained interests(1)	1,094,696	3,663,279

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the trust to the Company.

For the three months ended September 30, 2009, the Company recognized gross gains of $4.8 million on both the public and private sales of $1.8 billion of loan principal. Year to date the Company recognized gross gains of $22.3 million on both the public and private sales of $8.8 billion of loan principal. These gross gains are included in servicing and securitizations income. In addition, the Company recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $13.8 million and $35.6 million for the three months and nine months ended September 30, 2009 respectively. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Supplemental Loan Information

Loans included in securitization transactions which qualify as sales under GAAP have been removed from the Company’s “reported” balance sheet, but are included within the “managed” financial information, as shown in the table below.

	As of September 30, 2009
	Loans Outstanding	Loans Delinquent
Managed loans	$141,058,515	$6,416,965
Securitization adjustments	(44,275,350)	(2,434,461)

Reported loans	$96,783,165	$3,982,504

	Three Months Ended September 30, 2009
	Loans Outstanding	Loans Delinquent
	Average Loans	Net Charge-Offs
Managed loans	$143,670,720	$2,154,632
Securitization adjustments	(44,185,873)	(1,027,167)

Reported loans	$99,484,847	$1,127,465

Off-Balance Sheet Securitizations—Mortgage

The Company periodically sells various loan receivables through asset-backed securitizations, in which receivables are transferred to trusts and certificates are sold to investors. The outstanding trust certificate balance at September 30, 2009 was $4.8 billion. There were no loans sold into new trusts during the period and no gains recognized during the period.

The Company continues to service and receive servicing fees on the outstanding balance of securitized receivables. The Company also retains rights, which may be subordinated, to future cash flows arising from the receivables. The Company generally estimates the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using management’s best estimates of the key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved. During the third quarter of 2009, four of the twenty one securitizations exceeded their loss triggers. Under terms of the servicing agreement the insurer has the right to replace the Company as servicer. The insurer has not exercised or given notice they intend to exercise that right.

In connection with the securitization of certain payment option arm mortgage loans, the Company is obligated to fund a portion of any “negative amortization” resulting from monthly payments that are not sufficient to cover the interest accrued for that payment period. For each dollar of negative amortization funded by the Company, the balance of certain mortgage-backed securities received by the Company as part of the securitization transaction increase accordingly. As the borrowers make principal payments, the securities receive their pro rata portion of those payments in cash, and the balances of those securities held by the Company are reduced accordingly. As funds are drawn, the Company records an asset in the form of negative amortization bonds, which are classified as securities held to maturity. The Company has also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See Note 13 for further details on these derivatives.

Key Assumptions and Sensitivities for Retained Interest Valuations

Servicing, securitization and mortgage banking income includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions.

For the nine months ended September 30, 2009, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

As of September 30, 2009
Carrying value (fair value)	$254,376
Weighted average life (in years)	4.5
Prepayment speed assumption	16.4%
Impact on fair value at 10% adverse change	$(6,309)
Impact on fair value at 20% adverse change	$(12,132)
Residual cash flow discount rate (annual)	11.5%
Impact on fair value at 10% adverse change	$(8,804)
Impact on fair value at 20% adverse change	$(16,996)

Cash Flows Related to the Off Balance Sheet Securitizations

The following table summarizes certain cash flows received from securitization trusts for the month ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Proceeds from new securitizations	$—	$—
Servicing fees received	4,755	11,360
Other cash flows received on retained interests	22,253	56,004

Supplemental Loan Information

Principal balances of off balance sheet single family residential loans, delinquent amounts and net credit losses being serviced by the Company, at or for the quarter ended September 30, 2009, were as follows:

Three Months Ended September 30, 2009
Total Principal Amount of Loans	$4,879,059

Principal Amount of Loans Past Due 90 Days or More or Non-Performing	$1,316,333

Net Credit Losses
Three Months Ended	$60,293

Nine Months Ended	$122,253

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

Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest predominantly at fixed rates and mature between October 2009 and July 2011, but may mature earlier or later, depending upon the repayment of the underlying auto loans. At September 30, 2009, $4.6 billion of the external secured borrowings were outstanding. At September 30, 2009, the auto loans within the trust totaled $4.9 billion. The difference primarily represents over collateralization of loans that are expected to be returned to the Company as investors receive payment of principal and the over collateralization requirement is reduced.

The Company is required to remit principal collections to the trust when the securitization transaction is scheduled to mature or earlier if an amortizing event has occurred. No early amortization events related to the Company’s securitizations accounted for as secured borrowings have occurred for the nine months ended September 30, 2009.

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

The Company was required to fund letters of credit in 2004 to cover losses, is obligated to fund amounts under swap agreements for certain transactions and has the right to any funds remaining in the letters of credit after the securities are released. The amount funded under the letters of credit was $208.8 million at September 30, 2009. The fair value of the expected residual balances on the funded letters of credit was $33.7 million at September 30, 2009 and is included in other assets. The Company’s maximum exposure under the swap agreements was $34.4 million at September 30, 2009. The fair value of the Company’s obligations under these swaps was $20.0 million at September 30, 2009 and is recorded in other liabilities.

The principal balance of manufactured housing securitization transactions where the Company is the residual interest holder was $1.6 billion as of September 30, 2009. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, approximately $420.3 million of loans receivable would be assumed by the Company upon execution of the call. The

Company could be required to cover losses on certain whole loan sales in the event the third party does not perform on its obligations. There have been no instances of non-performance by the third party.

Management monitors the underlying assets for trends in delinquencies and related losses and reviews the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Securitization Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Company entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at any time the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Company shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Company the amount of such payment. At September 30, 2009, the maximum exposure to the Company under the letter agreements was approximately $5.3 million. These guarantees are not recorded on the balance sheet because they are grandfathered under the provisions of FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“ASC 460-10/FIN 45”).

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

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.4 billion at September 30, 2009. As of September 30, 2009, financial guarantees had expiration dates ranging from 2009 to 2018. The fair value of the guarantees outstanding at September 30, 2009 that have been issued since January 1, 2003, was $2.6 million and was included in other liabilities.

Loan and Line of Credit Commitments

The Company’s discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain SPEs which securitized some of those loans. Those SPEs had aggregate assets of $80.8 million at September 30, 2009, representing the amount outstanding on the home equity lines of credit at that date. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. GreenPoint’s ability to recover the full amount advanced to customers is dependent on monthly collections on the loans. In certain limited circumstances, such future advances could be reduced if GreenPoint suspends the right of mortgagors to receive draws or reduces the credit limit on home equity lines of credit.

There are eight securitization transactions where GreenPoint is a residual interest holder with the longest draw period currently extending through 2023. GreenPoint has funded $22.2 million of advances through September 30, 2009, of which $1.1 million and $6.5 million was advanced in the three and nine months ended September 30, 2009, respectively, related to these transactions. The Company believes it is probable that a loss has been incurred on these transactions due to the deterioration in asset performance through September 30, 2009, and has written off the entire amount of the advances as incurred. The maximum potential amount of future advances related to all third-party securitizations where GreenPoint is the residual interest holder is $108.9 million, an amount which represents the total loan amount on the home equity lines of credit within those eight securitizations. The total unutilized amount as of September 30, 2009 is $28.2 million.

Litigation

In accordance with the provisions of SFAS No. 5, Accounting for Contingencies, (“ASC 450-20/SFAS 5”), the Company accrues for a litigation related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, the Company’s subsidiary banks are members of Visa U.S.A., Inc. (“Visa”). As members, the Company’s subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa (the “Visa Covered Litigation”). The Company accounts for its indemnification obligations to Visa in accordance with the provisions of ASC 460-10/FIN 45.

Over the past several years, MasterCard International (“MasterCard”) and Visa, as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including the Company and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery. Fact Discovery has closed and limited expert discovery is ongoing. The parties have briefed motions to dismiss and class certification and await oral argument before the court.

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

On February 5, 2009, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), a subsidiary of Capital One Financial Corporation, was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County by U.S. Bank National Association, Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to a limited number of specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. GreenPoint has filed a motion to dismiss the complaint on the grounds that, among other things, the plaintiffs do not have standing to bring the lawsuit and that a portfolio-wide repurchase remedy is not contractually available. The motion was argued before the Court on September 21, 2009, but a ruling has not yet been issued.

Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, and (iii)with respect to the interchange lawsuits (a) the likelihood, amount and validity of any claim against the member banks, including the Company and its subsidiary banks, (b) changes in industry structure that may result from the suits and (c) the effects of these suits, in turn, on competition in the industry, member banks and interchange fees, the Company cannot determine at this time the long-term effects of these suits.

In 2007, the Company recorded indemnification liabilities of $90.9 million for certain Visa-related litigation. This total included $31.8 million related to an American Express lawsuit settled in 2007, and $59.1 million, recorded in accordance with ASC 460-10/FIN 45, reflecting Capital One’s estimated share of potential damages as a Visa member from certain other Visa-related litigation.

In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. The Company made an ASC 825-10/SFAS 159 election on the indemnification guarantee to Visa and the fair value of the guarantee at September 30, 2009 and 2008 was zero, respectively.

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

On September 21, 2009, the Tax Court issued a decision in the case Capital One Financial Corporation and Subsidiaries v. Commissioner covering tax years 1995-1999, with both parties prevailing on certain issues. The time period for an appeal by each party is pending. Although the final resolution of the case is uncertain and involves unsettled areas of law, the Company has accounted for this matter applying the recognition and measurement criteria of FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“ASC 740-10/FIN 48”). See Note 1 for further information regarding the financial statement impact of the decision.

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

The Company is involved with various SPEs that are considered to be VIEs, as defined by ASC 810-10/FIN 46(R). With respect to its investments, the Company is required to consolidate any VIE in which it is determined to be the primary beneficiary. The Company reviews all significant interests in VIEs it is involved with such as amounts and types of financial and other support including ownership interests, debt financing and guarantees. The Company also considers its rights and obligations as well as the rights and obligations of other variable interest holders to determine whether it is required to consolidate the VIEs. To provide the necessary disclosures, the Company aggregates similar VIEs based on the nature and purpose of the entities.

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

The Company may purchase and sell mortgage-backed securities and other asset-backed securities related to its investment portfolio. The Company’s investment portfolio consists of commercial mortgage-backed securities (“CMBS”), collateralized mortgage obligations (“CMO”), MBS and ABS investments that were issued by QSPEs or VIEs that are subject to the requirements of ASC 810-10/FIN 46(R). The Company’s variable interest in these structures is limited to high quality or investment grade securities and the Company does not hold subordinate residual interests or enter into other guarantees or liquidity agreements with these structures. The Company records its investment securities at fair value and has no other loss exposure over and above the recorded fair value. The Company is not considered to be the primary beneficiary and the Company does not hold a significant interest in any specific structure.

As part of its community reinvestment initiatives, the Company invests in private investment funds that hold ownership interests in VIEs or provide debt financing to VIEs to support multi-family affordable housing properties. The Company receives affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The assets of these entities at September 30, 2009 and December 31, 2008 were approximately $6.8 billion and $5.2 billion, respectively. The Company is not required to consolidate these entities because it does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company records its interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company holds variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also variable interests of the Company. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. The Company receives federal and state tax credits for these investments. The Company consolidates the VIEs for which it absorbs the majority of the entities’ expected losses or receives a majority of the entities’ expected residual returns. The assets of the entities consolidated by the Company at September 30, 2009 and December 31, 2008 were approximately $207.4 million and $189.7 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. The assets of the entities that the Company held a significant interest in but were not required to consolidate at September 30, 2009 and December 31, 2008 were approximately $57.1 million and $46.6 million, respectively. The Company records its interests in these unconsolidated VIEs in loans held for investment and other assets. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company also has a variable interest in a trust that is included in the Other unconsolidated VIEs in the table below. The trust has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The assets of the trust at September 30, 2009 and December 31, 2008 were approximately $454.1 million and $538.5 million, respectively. The Company is not required to consolidate the trust because it does not absorb the majority of the trust’s expected losses nor does it receive a majority of the trust’s expected residual returns. The Company records its interest in the trust in loans held for investment. As referenced in the table below, the Company’s maximum exposure to the trust is limited to its variable interest. The creditors of the trust have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The following table presents the carrying amount of assets and liabilities of those VIEs for which the Company is the primary beneficiary, the carrying amount of assets and liabilities and maximum exposure to loss of those VIEs of which the Company is not the primary beneficiary but holds a significant variable interest.

	Consolidated(1)		Unconsolidated
	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(2)(3)
Variable interest entities, September 30, 2009
Affordable housing entities	$—	$—	$1,283,480	$629,791	$1,283,480
Entities that provide capital to low-income and rural communities	207,358	49,641	57,067	—	57,067
Other	—	—	215,733	—	215,733

Total variable interest entities	$207,358	$49,641	$1,556,280	$629,791	$1,556,280

Variable interest entities, December 31, 2008
Affordable housing entities	$—	$—	$971,151	$554,605	$971,151
Entities that provide capital to low-income and rural communities	189,700	37,701	46,558	—	46,558
Other	—	—	246,038	—	246,038

Total variable interest entities	$189,700	$37,701	$1,263,747	$554,605	$1,263,747

(1)	The Company consolidates a VIE when it is the primary beneficiary that will absorb the majority of the expected losses, majority of the expected residual returns or both.
(2)	The maximum exposure to loss represents the amount of loss the Company would incur in the unlikely event that all of the Company’s assets in the VIEs became worthless.
(3)	The Company’s maximum exposure to loss is limited to the carrying amount of assets because the Company is not required to provide any support to these entities other than what it was previous contractually required to provide.

Note 17

Subsequent Events

In accordance with ASC 855-10/SFAS 165, the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company evaluated subsequent events through November 6, 2009.

Based on the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to the financial statements.

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

On February 27, 2009, the Company acquired Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) for $475.9 million comprised of cash of $445.0 million and 2.56 million shares of common stock valued at $30.9 million. Chevy Chase Bank has the largest retail branch presence in the Washington D.C. region. See Note 2 for more information regarding the acquisition.

On July 30, 2009 the Company merged Chevy Chase Bank, F.S.B. with and into CONA.

During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations are evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Segment and sub-segment results where presented have been recast for all periods presented. The three segments consist of the following:

•

Credit Card includes the Company’s domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•

Commercial Banking includes the Company’s lending, deposit gathering and treasury management services to commercial real estate and middle market customers. The Commercial segment also includes the financial results of a national portfolio of small ticket commercial real estate loans that are in run-off mode.

•

Consumer Banking includes the Company’s branch based lending and deposit gathering activities for small business customers as well as its branch based consumer deposit gathering and lending activities, national deposit gathering, consumer mortgage lending and servicing activities and national automobile lending.

The segment reorganization includes the allocation of Chevy Chase Bank to the appropriate segments. Chevy Chase Bank’s operations are included in the Commercial Banking and Consumer Banking segments beginning in the second quarter 2009. Chevy Chase Bank’s operations for the first quarter of 2009 remain in the Other category due to the short duration since acquisition. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative and to the Chevy Chase Bank acquisition.

The Corporation and its subsidiaries are hereafter collectively referred to as the “Company”.

CONA and COBNA are hereafter collectively referred to as the “Banks”.

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

During the second quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105-10-65/SFAS 168”). This standard establishes the Accounting Standards Codification for the FASB (“Codification” or “ASC”) as the single source of authoritative U.S. GAAP. The Codification does not change GAAP, but rather how the guidance is organized and presented to users. Effective July 1, 2009, changes to the source of authoritative U.S. GAAP are communicated through an Accounting Standards Update (“ASU”). ASUs will be published for all authoritative U.S. GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB Codification (e.g., FASB Statements, EITF Abstracts, FASB Staff Positions, etc.). ASUs also will be issued for amendments to the SEC content in the FASB Codification as well as for editorial changes. Subsequently, the Codification will require companies to change how they reference GAAP throughout the financial statements. The Company has adopted the Codification for the third quarter of 2009 and has provided the pre-Codification references along with the related ASC references to allow readers an opportunity to see the impact of the Codification on our financial statements and disclosures.

Loans Acquired

Loans acquired in connection with acquisitions are accounted for under Statement of Financial Accounting Standard 141(R), Business Combinations (“ASC 805-10/SFAS 141(R)”) and/or Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-10/SOP 03-3”), if the loan has experienced a deterioration of credit quality at the time of acquisition. Under both statements, acquired loans are recorded at fair value and the carry-over of the related allowance for loan and lease losses is prohibited. Fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. During the evaluation of whether a loan was considered impaired under ASC 310-10/SOP 03-3 or performing under ASC 805-10/SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Company considered the entire option arm, hybrid arm and construction to permanent portfolios to be impaired and accounted for under ASC 310-10/SOP 03-3. Portions of the commercial loan, auto, HELOC and other consumer loan portfolios, and the fixed mortgage portfolio were also considered impaired.

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

Loans acquired that were previously classified as nonaccrual are considered performing, regardless of whether the customer is contractually delinquent. The Company expects to fully collect the new carrying value of the loans. As such, the Company no longer considers the loans to be nonaccrual or nonperforming because we will continue to accrue interest on these loans because of the establishment of an accretable yield in accordance with ASC 805-10/SFAS 141(R) and ASC 310-10/SOP 03-03. In addition, net charge-offs on such loans are applied to the nonaccretable difference recorded at acquisition for the estimated future credit losses.

Due to the accounting requirements of loans acquired and accounted for under ASC 805-10/SFAS 141(R) and ASC 310-10/SOP 03-3, certain trends and credit statistics will be impacted. Where such trends and credit statistics are impacted in a meaningful way we have also provided the trend or metric excluding the acquired loans. We believe that excluding the acquired loans from the presentation of such statistics and trends is more meaningful as it allows a more transparent comparison and analysis of credit quality trends in the legacy Capital One originated loans.

Goodwill

Goodwill impairment is tested at the reporting unit level, which is an operating segment or one level below on an annual basis in accordance with ASC 350-10/SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s reporting units are Domestic Card, International Card, Auto, Commercial Banking and Retail Banking, which is comprised of in footprint retail banking and residential mortgage activities. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment. The Company has continued to monitor its market capitalization, regulatory actions and assessments, as well as overall economic conditions and other events or circumstances.

During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations are evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking. As a result goodwill was reassigned to the new reporting units using a relative fair value allocation approach.

III. Off-Balance Sheet Arrangements

See our Annual Report on Form 10-K for the year ended December 31, 2008, Part III, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the Company’s off-balance sheet arrangements.

Of the Company’s total managed loans, 31% and 34% were included in off-balance sheet securitizations for the periods ended September 30, 2009 and September 30, 2008, respectively.

Qualifying SPEs

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166, An Amendment of FASB Statement No. 140 (“SFAS 166”), and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“ASC 810-10/FIN 46R”), to variable interest entities that are qualifying special-purpose entities. SFAS 167 retains the scope of ASC 810-10/FIN 46R with the addition of entities previously considered qualifying special-purpose entities. SFAS 166 and SFAS 167 are effective for the Company’s annual reporting period beginning January 1, 2010. The adoption of SFAS 166 and SFAS 167 could have a significant impact on the Company’s consolidated financial statements because the Company expects it will be required to consolidate at least some of its special purpose entities to which pools of loan receivables have been transferred in transactions previously qualifying as sales. Holding more of these assets on the Company’s balance sheet may require it to take various actions, including raising additional capital, in order to meet regulatory capital requirements. Such capital may not be available on terms favorable to the Company, if at all, and could have a negative impact on the Company’s financial results. As of September 30, 2009, the Company had approximately $44.3 billion of credit card receivables held by QSPEs of which $41.3 billion are backed securities held by external investors; and $4.8 billion of mortgage loans serviced by others that the Company believes are subject to consolidation upon adoption of these standards.

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

As of and for the three months ended September 30, 2009

(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$2,050,680	$1,206,867	$3,257,547
Non-interest income	1,552,380	(179,700)	1,372,680

Total revenue	3,603,060	1,027,167	4,630,227
Provision for loan and lease losses	1,173,165	1,027,167	2,200,332
Net charge-offs	$1,127,465	$1,027,167	$2,154,632

Balance Sheet Measures
Loans held for investment	$96,783,165	$44,275,350	$141,058,515
Total assets	168,503,921	41,250,924	209,754,845
Total liabilities	142,281,769	41,250,924	183,532,693
Average loans held for investment	99,484,847	44,185,873	143,670,720
Average earning assets	145,425,656	40,594,656	186,020,312
Average total assets	173,389,149	41,226,895	214,616,044
Average total liabilities	147,390,307	41,226,895	188,617,202
Delinquencies	$3,982,504	$2,434,461	$6,416,965

(1)	Income statement adjustments for the three months ended September 30, 2009 reclassify the net of finance charges of $1,317.2 million, past due fees of $198.3 million, other interest income of $(51.0) million and interest expense of $257.6 million; and net charge-offs of $1,027.2 million to non-interest income from net interest income and provision for loan and lease losses, respectively.
(2)	The managed loan portfolio does not include mortgage loans or auto loans which have been sold in whole loan sale transactions or securitizations where the Company has retained servicing rights.
(3)	Based on continuing operations.

V. Management Summary

Management Summary

The following discussion provides a summary of September 30, 2009 results compared to September 30, 2008 results on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis. The results of the Company’s mortgage origination operations of Green Point are accounted for as discontinued operations.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The Company had a net income available to common shareholders of $425.6 million or $0.94 per common share (diluted) for the three months ended September 30, 2009, compared to net income of $374.1 million, or $1.00 per common share (diluted) for the three months ended September 30, 2008. Net income for the three month period ended September 30, 2009 included an after-tax loss from discontinued operations of $43.6 million, or $0.09 per common share (diluted), compared to an after-tax loss from discontinued operations $11.7 million, or $0.03 common share (diluted) for the three month period ended September 30, 2008.

Income from continuing operations for the period ended September 30, 2009 was $469.2 million, an increase of $83.4 million, or 21.6% compared to earnings from continuing operations of $385.8 million at September 30, 2008. Diluted earnings per common share from continuing operations at September 30, 2009 and September 30, 2008 was $1.03.

Q3 2009 Summary of Significant Events

Debt Issuances

On July 29, 2009 the Company issued $1.0 billion of trust preferred securities at a fixed rate of 10.25% due August 15, 2039.

U.S. Economic Recession and Credit Deterioration

The economic recession in the U.S. has continued to impact the Company in multiple ways. While the third quarter of 2009 has begun to show some positive signs, we have continued to see deterioration in credit performance across our loan portfolios. The Company has continued to fortify its financial position for success once the recession begins to abate. The following describes certain highlights in the third quarter:

•	Managed charge-off rate increased and the managed delinquency rate decreased by 38 basis points and 46 basis points, respectively, to 6.00% and 4.55%, respectively, from the second quarter of 2009,

•

The allowance for loan and lease losses increased by $31.7 million to $4.5 billion driven primarily by an increase in our Commercial Banking segment offset by a reduction in our auto portfolio while maintaining an overall coverage ratio of 4.66%,

•

Our provision for loan and lease losses increased from the second quarter of 2009 by $239.1 million to $1. 2 billion for the third quarter 2009, due to an increase in charge-offs and an allowance for loan and lease losses build in the quarter versus a release in the second quarter of 2009,

•

Revenue suppression, which is the amounts billed to customers but not recognized as revenue, decreased to $517.0 million from $571.9 million in the second quarter of 2009 as late stage delinquencies improved during the third quarter,

•	Managed loans held for investment decreased $5.2 billion from the second quarter of 2009 due to continued run-off, prior decisions to exit certain businesses and an increase in charge-offs,

•	Deposits decreased $2.2 billion as higher cost deposits were allowed to roll-off in conjunction with the contracting loan portfolio and the sale of the U.K. deposit business during the third quarter,

•

Our securities available for sale portfolio increased by $25.8 million to $37.7 billion as we had a recovery in fair value of approximately $650 million from the second quarter of 2009. We continue to invest in high-quality agency mortgage-backed securities and other highly rated securities backed by consumer loans.

Chevy Chase Bank Acquisition

On February 27, 2009, the Company acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash with a total value of $475.9 million. Under the terms of the stock purchase agreement, Chevy Chase Bank common shareholders received $445.0 million in cash and 2.56 million shares of Capital One common stock. In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net credit mark estimated at the time the deal was signed, the Company will share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “earn-out”). The maximum payment under the earn-out is $300.0 million and would occur after December 31, 2013. As of September 30, 2009, the Company has not recognized a liability nor does it expect to make any payments associated with the earn-out based on our expectations for credit losses on the portfolio. Subsequent to the closing of the acquisition all of the outstanding shares of preferred stock of Chevy Chase Bank and the subordinated debt of its wholly-owned REIT subsidiary, were redeemed. This acquisition improves the Company’s core deposit funding base, increases readily available and committed liquidity, adds additional scale in bank operations, and brings a strong customer base in an attractive banking market. Chevy Chase Bank’s results of operations are included in the Company’s results after the acquisition date of February 27, 2009.

The Chevy Chase Bank acquisition is being accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Chevy Chase Bank acquisition date. Preliminary goodwill of $1.6 billion is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created through the scale, operational and product enhancement benefits that will result from combining the operations of the two companies. During the third quarter of 2009, the Company continued the analysis of the fair values and purchase price allocation of Chevy Chase Bank’s assets and liabilities. The Company recorded an increase to goodwill of $146.9 million as a result. The change was predominantly related to a reduction in the fair value of net loans. The Company has not finalized the analysis and still considers goodwill to be preliminary, except as it relates to deposits and borrowings. Upon completion of the analysis, the Company expects to recast previously presented information as if all adjustments to the purchase price allocation had occurred at the date of acquisition. The Company has not recast previously presented information as adjustments to the initial purchase price allocation made during the second and third quarters of 2009 have not been considered material. The fair value of the non-controlling interest was calculated based on the redemption price of the interests, as well as any accrued but unpaid dividends. The shares of preferred stock of Chevy Chase Bank have been redeemed as noted above, and therefore, there is no longer a non-controlling interest. See Note 2 for further information.

Chevy Chase originates and sells mortgage loans under agreements that, as in the case of the discontinued GreenPoint operations discussed below, may require Chevy Chase to repurchase the mortgage loans or indemnify the purchasers or others under certain circumstances. To date, although it has received requests for information from an insurer of the securitization trusts that purchased some of the Chevy Chase mortgage loans, Chevy Chase does not have any material repurchase or indemnification requests and is not subject to any litigation related to these loans. In connection with the acquisition of Chevy Chase, the Company established a reserve of $16 million for potential losses related to mortgage loans sold by Chevy Chase. The amount of the reserve for Chevy Chase’s potential losses was approximately proportional (based on the amount of loans sold by Chevy Chase) to the amount of the reserve established for mortgage loans sold by GreenPoint. For information concerning the Company’s methodology for establishing the GreenPoint reserve for, and uncertainties relating to the total amount of losses that ultimately may be incurred as a result of, Chevy Chase and GreenPoint mortgage loan repurchase and indemnification obligations, see “Discontinued Operations – GreenPoint Mortgage Loan Origination Operations.”

Business Outlook

The statements contained in this section are based on our current expectations regarding the Company’s 2009 financial results and business strategies. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors” and also in our Form 10-K for the year ended December 31, 2008 and Forms 10-Qs for the quarters ended March 31, 2009 and June 30, 2009.

The Company expects continued pressure on profitability as deteriorating global economic conditions negatively affect credit risk performance. As of September 30, 2009, the Company’s economic outlook assumed the unemployment rate will reach the low 10% range in the first quarter of 2010 and remain at elevated levels through most of 2010. As of October 2009, the Case Schiller 20-city housing price index had declined by about 31% from its peak. Despite modest month-over-month gains in the index in recent months, the Company continues to assume home prices, as measured by the Case Schiller 20-city index, will fall by around 42% “peak to trough.”

Credit Risk:

•

The Company expects its quarterly Domestic Card sub-segment charge-off rate to increase in the fourth quarter as the broader economy continues to weaken and as the Company experiences the usual seasonal effects. In addition to the effects of the weakening economy, the Company expects that fourth quarter 2009 charge-off rate in the Domestic Card sub-segment will be adversely impacted by continuing declines in the managed loan portfolio.

The Company completed the conversion of its Domestic Card loan portfolio to OCC minimum payment practices at the end of 2008, and this conversion impacted charge-off rates throughout 2009. The Company expects that implementation of OCC minimum payment practices will continue to negatively impact charge-off rate in the Domestic Card sub-segment. For the first quarter 2009, the Domestic Card charge-off rate was not impacted by the implementation of the OCC minimum payment policies. For the second and third quarters 2009, the impact of such policies accounted for about 10 basis points and 80 basis points, respectively, of the Domestic Card charge-off rate. The Company expects that the conversion to the OCC minimum payment policies will account for approximately 20 basis points of the fourth quarter 2009 Domestic Card charge-off rate. The Company expects that the decline in impact from approximately 80 basis points in the third quarter to approximately 20 basis points in the fourth quarter will result in a benefit of approximately 60 basis points when comparing fourth quarter 2009 charge-off rate versus third quarter 2009 charge-off rate.

The Company expects that charge-off dollars in the Domestic Card business will reach a peak in the next one to two quarters, but that continuing declines in the managed loan portfolio are likely to result in further increases in Domestic Card charge-off rate. The Company does not believe that nearing a possible peak in Domestic Card charge-off dollars indicates the beginning of a robust recovery. Rather, the Company expects that Domestic Card charge-off dollars are likely to remain at higher than historical levels as long as unemployment rate remains elevated.

•

The Company expects its Auto Finance sub-segment charge-off rate and delinquency rate to increase in the fourth quarter of 2009, in line with expected seasonal patterns. Also, the Company has observed a decline in used vehicle prices in recent weeks, so there is growing uncertainty about the sustainability of favorable used vehicle prices.

•

The Company expects continuing economic deterioration to result in further increases in nonperforming loans and charge-offs across its Commercial Banking business. Credit issues continue to be concentrated in the Company’s construction portfolio and small ticket commercial real estate portfolio. Although weakness is evident across the entire commercial portfolio, construction projects have been particularly impacted by falling collateral values.

Managed Loans: The Company expects that weak credit card spending and weak loan demand from creditworthy borrowers will continue to pressure new originations. The Company expects that loan originations will not be sufficient to offset elevated charge-offs, normal amortization and attrition, and continuing run-off of the loan portfolios of businesses that the Company repositioned or exited earlier in the recession. As a result, the Company expects a decline in managed loans through the remainder of 2009 and into 2010.

Deposit Growth: The Company expects that lower cost retail deposits will continue to replace more expensive wholesale funding in the fourth quarter of 2009.

Revenue Margin: The Company expects the Domestic Card revenue margin will remain above 16% in the fourth quarter of 2009. In 2010, the Company expects quarterly Domestic Card revenue margin to moderate modestly, but remain close to its fourth quarter 2009 level.

VI. Financial Summary

Table 1 provides a summary view of the consolidated income statement and selected metrics for the Company as of and for the three and nine month periods ended September 30, 2009 and 2008.

Table 1: Financial Summary

	As of and for the Three Months Ended September 30			As of and for the Nine Months Ended September 30
(Dollars in thousands)	2009	2008	Change	2009	2008	Change
Earnings (Reported):
Net interest income	$2,050,680	$1,806,645	$244,035	$5,784,017	$5,346,318	$437,699
Non-interest income:
Servicing and securitizations	720,698	875,718	(155,020)	1,536,751	2,793,520	(1,256,769)
Service charges and other customer-related fees	496,404	576,762	(80,358)	1,494,292	1,675,032	(180,740)
Mortgage servicing and other	8,656	39,183	(30,527)	45,199	90,990	(45,791)
Interchange	122,585	148,076	(25,491)	389,378	432,708	(43,330)
Net impairment losses recognized in earnings	(11,173)	—	(11,173)	(21,567)	—	(21,567)
Other	215,210	57,152	158,058	430,348	383,435	46,913

Total non-interest income	1,552,380	1,696,891	(144,511)	3,874,401	5,375,685	(1,501,284)

Total Revenue(1)	3,603,060	3,503,536	99,524	9,658,418	10,722,003	(1,063,585)
Provision for loan and lease losses	1,173,165	1,093,917	79,248	3,386,340	3,002,119	384,221
Marketing	103,698	267,372	(163,674)	400,380	853,265	(452,885)
Restructuring expenses	26,357	15,306	11,051	87,358	81,625	5,733
Operating expenses	1,672,423	1,527,528	144,895	4,981,588	4,517,194	464,394

Income from continuing operations before taxes	627,417	599,413	28,004	802,752	2,267,800	(1,465,048)
Income tax provision	158,191	213,624	(55,433)	190,246	786,958	(596,712)

Income from continuing operations, net of tax	469,226	385,789	83,437	612,506	1,480,842	(868,336)
Loss from discontinued operations, net of tax	(43,587)	(11,650)	(31,937)	(74,543)	(105,294)	30,751

Net income	425,639	374,139	51,500	537,963	1,375,548	(837,585)

Net income (loss) available to common shareholders	$425,639	$374,139	$51,500	$(25,945)	$1,375,548	$(1,401,493)

Common Share Statistics:
Basic EPS:
Income from continuing operations, net of tax	$1.04	$1.03	$0.01	$0.12	$3.98	$(3.86)
Loss from discontinued operations, net of tax	(0.09)	(0.03)	(0.06)	(0.18)	(0.28)	0.10

Net income (loss)	$0.95	$1.00	$(0.05)	$(0.06)	$3.70	$(3.76)
Diluted EPS:
Income from continuing operations, net of tax	$1.03	$1.03	$—	$0.12	$3.96	$(3.84)
Loss from discontinued operations, net of tax	(0.09)	(0.03)	0.06	(0.18)	(0.28)	0.10

Net income (loss)	$0.94	$1.00	$(0.06)	$(0.06)	$3.68	$(3.74)

Selected Balance Sheet Data:(2)
Reported loans held for investment (period end)	$96,783,165	$97,965,351	$(1,182,186)	$96,783,165	$97,965,351	$(1,182,186)
Managed loans held for investment (period end)	141,058,515	147,345,746	(6,287,231)	141,058,515	147,345,746	(6,287,231)
Reported loans held for investment (average)	99,484,847	98,778,393	706,454	101,802,754	98,848,686	2,954,068
Managed loans held for investment (average)	143,670,720	147,247,398	(3,576,678)	145,622,538	148,223,952	(2,601,414)
Allowance for loan and lease losses	(4,513,493)	(3,519,610)	(993,883)	(4,513,493)	(3,519,610)	(993,883)
Interest bearing deposits (period end)	101,768,522	88,247,688	13,520,834	101,768,522	88,247,688	13,520,834
Total deposits (period end)	114,503,111	98,912,974	15,590,137	114,503,111	98,912,974	15,590,137
Interest bearing deposits (average)	103,105,367	84,654,608	18,450,759	103,732,470	79,241,009	24,491,461
Total deposits (average)	115,882,740	95,328,030	20,554,710	115,941,364	89,957,584	25,983,780

Selected Company Metrics (Reported):(2)
Return on average assets (ROA)	1.08%	0.98%	0.10%	0.47%	1.28%	(0.81)%
Return on average equity (ROE)	7.22%	6.16%	1.06%	3.07%	7.96%	(4.89)%
Net charge-off rate(3)	4.53%	3.53%	1.00%	4.43%	3.28%	1.15%
Delinquency rate (30+ days)(3)	4.11%	3.85%	0.26%	4.11%	3.85%	0.26%

	As of and for the Three Months Ended September 30			As of and for the Nine Months Ended September 30
(Dollars in thousands)	2009	2008	Change	2009	2008	Change
Net interest margin	5.64%	5.42%	0.22%	5.28%	5.45%	(0.17)%
Revenue margin	9.91%	10.51%	(0.60)%	8.81%	10.92%	(2.11)%

Selected Company Metrics (Managed):(2)
Return on average assets (ROA)	0.87%	0.75%	0.12%	0.38%	0.97%	(0.59)%
Net charge-off rate(3)	6.00%	4.30%	1.70%	5.71%	4.14%	1.57%
Delinquency rate (30+ days)(3)	4.55%	3.99%	0.56%	4.55%	3.99%	0.56%
Net interest margin	7.01%	6.43%	0.58%	6.39%	6.47%	(0.08)%
Revenue margin	9.96%	9.38%	0.58%	8.92%	9.64%	(0.72)%

(1)	In accordance with our finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $517.0 million and $445.7 million for the three months ended September 30, 2009 and 2008, respectively, and $1.6 billion and $1.3 billion for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Based on continuing operations.
(3)	Includes the impact from the Chevy Chase Bank acquired loan portfolio. Excluding the Chevy Chase Bank acquired loan portfolio, the reported net charge-off rate for the three and nine months ended September 30, 2009 would have been 4.96% and 4.72%, respectively. The managed net charge-off rate for the three and nine months ended September 30, 2009 would have been 6.38% and 5.96%, respectively. The reported and managed delinquency rate as of September 30, 2009 would have been 4.48% and 4.82%, respectively.

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

For the three months ended September 30, 2009, reported net interest income increased 13.5%, or $244.0 million. Net interest margin increased 22 basis points to 5.64% for the three months ended September 30, 2009 from 5.42% for the three months ended September 30, 2008.

For the nine months ended September 30, 2009, reported net interest income increased 8.2%, or $437.7 million. Net interest margin decreased 17 basis points to 5.28% for the nine months ended September 30, 2009 from 5.45% for the nine months ended September 30, 2008.

Interest Income

Interest income on loans held for investment decreased to $2.27 billion for the three months ended September 30, 2009 from $2.35 billion at September 30, 2008, as consumers continued to reduce spending due to the current economic environment as evidenced by a reduction in purchase volumes in our Credit Card segment of $3.4 billion. The three months ended September 30, 2009 were favorably impacted by repricing strategies executed during 2009. The increase in delinquencies resulted in an increase in our revenue suppression to $517.0 million from $445.7 million at September 30, 2008. We also had lower interest income due to lower interest rates on our variable rate products as interest rates have declined since the third quarter of 2008.

Interest income on our investment securities increased $81.6 million driven by increases in the average investment portfolio from $25.8 billion at September 30, 2008 to $37.4 billion at September 30, 2009 while yields remained stable. The increase in the securities portfolio came as the Company continued to grow its deposit base and maintained our approach of holding high quality, low risk investments rather than taking excessive credit risk to generate incremental earnings.

Interest Expense

Interest expense on interest-bearing deposits decreased $145.1 million from September 30, 2008. The average balance for interest-bearing deposits increased to $103.1 billion from $84.7 billion while the yield decreased to 1.86% at September 30, 2009 from 2.95% as interest rates have declined since the third quarter of 2008.

Interest expense on our senior and subordinated notes decreased $22.5 million from September 30, 2008 while the yield decreased from 4.66% to 3.10% at September 30, 2009. The average balance increased to $9.6 billion from $8.3 billion at September 30, 2008 as new lower yielding debt issuances occurred during 2009 that were not fully offset by repurchases and maturities.

For additional information, see section XII, Tabular Summary, Table A and Table B.

Non-interest income

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, mortgage servicing and other income, interchange income and other non-interest income.

For the three months ended September 30, 2009, reported non-interest income decreased $144.5 million or 8.5%, while for the nine months ended September 30, 2009, reported non-interest income decreased $1.5 billion or 27.9%. The decrease for both the three and nine months ended September 30, 2009 was due primarily to a decrease in servicing and securitizations income.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income decreased 17.7% or $155.0 million to $720.7 million for the three months ended September 30, 2009 from $875.7 million for the three months ended September 30, 2008. Servicing and securitizations income decreased 45.0% or $1.3 billion to $1.5 billion for the nine months ended September 30, 2009 from $2.8 billion for the nine months ended September 30, 2008.

The decrease was due to the reduction in the fair value of retained interests, cash trappings and higher charge-offs in the securitized portfolio as a result of the worsening credit environment.

Service Charges and Other Customer-Related Fees

For the three months ended September 30, 2009, service charges and other customer-related fees decreased 13.9% to $496.4 million from $576.8 million in the third quarter of 2008.

For the nine months ended September 30, 2009, service charges and other customer-related fees decreased 10.8% to $1.5 billion from $1.7 billion in the third quarter of 2008.

The decrease in service charges and other customer-related fees was due to lower over limit fees being recorded as a result of fee changes and reduced purchase volume as compared to the prior year.

Mortgage Servicing and Other Income

Mortgage servicing and other is comprised of non-interest income related to our continuing mortgage servicing business and other mortgage related income. For the three months ended September 30, 2009, mortgage servicing and other income decreased 77.9% to $8.7 million from $39.2 million.

For the nine months ended September 30, 2009, mortgage servicing and other income decreased 50.3% to $45.2 million from $91.0 million.

The decrease was due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and slower originations through Chevy Chase Bank.

Interchange Income

Interchange income, net of rewards expense, decreased 17.2% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, on a reported basis as consumers responded to the economic environment by reducing purchases. Purchase volume on a reported basis decreased by $1.4 billion and $2.3 billion for the three and nine months ended September 30, 2009, respectively. Purchase volume on a managed basis decreased $3.4 billion or 11.6% and $11.1 billion or 12.8% for the three and nine months ended September 30, 2009, respectively. Costs associated with the Company’s rewards programs for the three and nine months ended September 30, 2009 were $42.3 million and $138.7 million respectively, on a reported basis and $137.7 million and $408.5 million respectively, on a managed basis compared to $53.0 million and $162.4 million for the three and nine months ended September 30, 2008 on a reported basis and $177.1 million and $530.4 million for the three and nine months ended September 30, 2008 on a managed basis, respectively. The decrease in the rewards expense was due to the reduction in purchase volume and therefore fewer rewards points being earned during the three and nine months ended September 30, 2009.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities, gains and losses associated with hedging transactions and revenue generated by our healthcare finance business.

Other non-interest income for the three months ended September 30, 2009, increased 276.6% or $158.1 million to $215.2 million and for the nine months ended September 30, 2009, increased 12.2% or $46.9 million to $430.3 million. The increase from the prior year is mainly due to a combination of the changing fair value of the Company’s free standing derivatives and favorable exchange rates as compared to 2008 and gains realized on the sale of securities of $217.0 million during 2009 compared to $13.7 million during 2008.

Provision for loan and lease losses

Provision for loan and lease losses increased $79.2 million, or 7.2% for the three months ended September 30, 2009, compared to the same period in the prior year. The increase in the provision is a result of continued recession in the U.S. economy. Net charge-offs increased $255.4 million, pushing our reported charge-off rate up to 4.53% from 3.53%. The provision for loan and lease losses increased due to the increase in the allowance for loan and lease losses as the unemployment rate and housing prices continued to worsen during 2009. In addition, reductions in collateral values within our Commercial Banking segment drove an increase to the allowance for loan and lease losses.

Provision for loan and lease losses increased $384.2 million, or 12.8% for the nine months ended September 30, 2009, compared to the same period in the prior year. The increase in the provision is a result of continued recession in the U.S. economy. Net charge-offs increased $952.1 million, pushing our charge-off rate up to 4.43% from 3.28%. The provision for loan and lease losses increased due to the increase in the allowance for loan and lease losses as the unemployment rate and housing prices continued to worsen during 2009. In addition, reductions in collateral values within our Commercial Banking segment drove an increase to the allowance for loan and lease losses.

Non-interest expense

Non-interest expense consists of marketing and operating expenses.

For the three months ended September 30, 2009, non-interest expense decreased 0.4% compared to the same period in the prior year. For the nine months ended September 30, 2009, non-interest expense increased 0.3% compared to the same period in the prior year. See detailed discussion of the components of non-interest expense below.

Marketing

Marketing expenses decreased 61.2% for the three months ended September 30, 2009 and decreased 53.1% for the nine months ended September 30, 2009 compared to the same periods in the prior year. The decrease in marketing expenses was due to selective pull-backs in certain marketing channels and other reductions in response to the changes in the economic environment.

Operating Expenses

Operating expenses increased 10.1% and 10.2% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year. The increase is primarily due to the inclusion of Chevy Chase Bank expenses, which include salaries, benefits, and occupancy expenses for a full quarter during the third quarter of 2009 and seven months in total during 2009. In addition, the combination of higher FDIC assessment fees and a one time special FDIC assessment of $80.5 million during the second quarter of 2009 also contributed to the increase in operating expenses for the nine months ended September 30, 2009 as compared to 2008.

Income Taxes

The Company recorded income tax expense of $158.2 million and $190.2 million for the three and nine month periods ended September 30, 2009. The related effective income tax rates were 25.2% and 23.7% for the three month and nine month periods ended September 30, 2009, respectively, compared to 35.6% and 34.7% for the same periods in the prior year. The decreases in the tax rates were primarily due to increases in permanent tax preferences, including tax-exempt interest and business tax credits, relative to the lower net income before tax in 2009 as well as the impact of a $30.3 million discrete tax benefit resulting primarily from the decision issued by the U.S. Tax Court on September 21, 2009. See Note 1 for further information on income taxes.

Loan Portfolio Summary

The Company analyzes its financial performance on a managed loan portfolio basis. The managed loan portfolio is comprised of on-balance sheet and off-balance sheet loans. The Company has retained servicing rights for its securitized loans and receives servicing fees in addition to the excess spread generated from the off-balance sheet loan portfolio.

Table 2: Period end loans held for investment

(In thousands)	September 30, 2009		September 30, 2008
	Reported	Managed	Reported	Managed
Domestic credit card	$23,573,244	$61,891,573	$26,659,941	$69,361,743
International credit card	2,520,215	8,477,236	3,576,120	10,254,713

(In thousands)	September 30, 2009		September 30, 2008
Total Credit Card	$26,093,459	$70,368,809	$30,236,061	$79,616,456

Commercial and multi-family real estate	$13,920,431	$13,920,431	$12,997,111	$12,997,111
Middle market	9,987,237	9,987,237	9,768,420	9,768,420
Specialty lending	3,542,350	3,542,350	3,634,212	3,634,212

Total Commercial Lending	$27,450,018	$27,450,018	$26,399,743	$26,399,743
Small ticket commercial real estate	2,412,400	2,412,400	2,695,570	2,695,570

Total Commercial Banking	$29,862,418	$29,862,418	$29,095,313	$29,095,313

Automobile	$19,295,218	$19,295,218	$22,318,970	$22,318,970
Mortgages	15,838,327	15,838,327	10,355,853	10,355,853
Retail banking	5,346,260	5,346,260	5,402,783	5,402,783

Total Consumer Banking	$40,479,805	$40,479,805	$38,077,606	$38,077,606

Other loans(1)	$347,483	$347,483	$556,371	$556,371

Total Company	$96,783,165	$141,058,515	$97,965,351	$147,345,746

(1)	Other loans held for investment includes unamortized premiums and discounts and certain other purchase accounting adjustments on loans acquired in the Chevy Chase Bank, North Fork and Hibernia acquisitions.

Period end loans held for investment decreased $1.2 billion (1.2%) and $6.3 billion (4.3%) from September 30, 2008 on a reported and managed basis, respectively. Decreases were seen primarily across our consumer loan portfolio’s, including credit cards. Our credit card portfolio’s decreased $4.1 billion and $9.2 billion on a reported and managed basis, respectively, as consumers reduced spending in light of the economic environment and as charge-offs rose from 2008 levels. Our automobile portfolio decreased $3.0 billion as the Company continued to focus on the most resilient customer segments. The decreases in our credit card and automobile portfolio’s were offset by increases in our mortgage portfolio as the addition of Chevy Chase Bank added approximately $7.0 billion.

Table 3: Average loans held for investment

Reported loans held for investment	September 30, 2009		September 30, 2008
(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Domestic credit card	$25,276,843	$28,031,213	$27,347,862	$26,406,980
International credit card	2,445,044	2,684,451	3,468,345	3,503,020

Total Credit Card	$27,721,887	$30,715,664	$30,816,207	$29,910,000

Commercial and multi-family real estate	$13,956,465	$13,818,509	$12,937,927	$12,745,181
Middle market	9,924,849	10,117,924	9,303,068	8,863,454
Specialty lending	3,753,054	3,577,529	3,657,406	3,599,527

Total Commercial Lending	$27,634,368	$27,513,962	$25,898,401	$25,208,162
Small ticket commercial real estate	2,470,961	2,537,264	2,709,568	3,269,738

Total Commercial Banking	$30,105,329	$30,051,226	$28,607,969	$28,477,900

Automobile	$19,635,979	$20,348,645	$22,870,070	$23,963,449
Mortgages	16,156,009	14,378,395	10,562,385	10,936,420
Retail banking	5,515,647	5,588,536	5,391,590	5,020,181

Total Consumer Banking	$41,307,635	$40,315,576	$38,824,045	$39,920,050

Other loans(1)	$349,996	$720,288	$530,172	$540,736

Total Company	$99,484,847	$101,802,754	$98,778,393	$98,848,686

Managed loans held for investment	September 30, 2009		September 30, 2008
(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Domestic credit card	$63,298,525	$66,094,694	$68,581,983	$68,297,229
International credit card	8,609,235	8,440,754	10,703,229	10,950,146

Total Credit Card	$71,907,760	$74,535,448	$79,285,212	$79,247,375

Commercial and multi-family real estate	$13,956,465	$13,818,509	$12,937,927	$12,745,181
Middle market	9,924,849	10,117,924	9,303,068	8,863,454
Specialty lending	3,753,054	3,577,529	3,657,406	3,599,527

Total Commercial Lending	$27,634,368	$27,513,962	$25,898,401	$25,208,162

Managed loans held for investment	September 30, 2009		September 30, 2008
(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Small ticket commercial real estate	2,470,961	2,537,264	2,709,568	3,269,738

Total Commercial Banking	$30,105,329	$30,051,226	$28,607,969	$28,477,900

Automobile	$19,635,979	$20,348,645	$22,870,070	$24,001,340
Mortgages	16,156,009	14,378,395	10,562,385	10,936,420
Retail banking	5,515,647	5,588,536	5,391,590	5,020,181

Total Consumer Banking	$41,307,635	$40,315,576	$38,824,045	$39,957,941

Other loans(1)	$349,996	$720,288	$530,172	$540,736

Total Company	$143,670,720	$145,622,538	$147,247,398	$148,223,952

(1)	Other loans held for investment includes unamortized premiums and discounts and certain other purchase accounting adjustments on loans acquired in the Chevy Chase Bank, North Fork and Hibernia acquisitions.

Average reported loans held for investment increased $706.5 million (0.7%) and $3.0 billion (3.0%) for the three and nine months ended September 30, 2009, respectively. Average managed loans held for investment decreased $3.6 billion (2.4%) and $2.6 billion (1.8%) for the three and nine months ended September 30, 2009, respectively. Changes in both our reported and managed average loans held for investment were a result of decreases across our credit card and automobile portfolios offset by increases in our commercial lending portfolio’s and the addition of Chevy Chase Bank’s loans to the mortgage portfolio. Our credit card portfolio’s continued to be impacted by reductions in consumer spending and increasing charge-offs. Our automobile portfolio’s reductions were driven by our strategic pull back and focus on the most resilient customer segments.

For additional information, see section XII, Tabular Summary, Table C and Table D.

Asset Quality

Delinquencies

The Company believes delinquencies to be an indicator of loan portfolio credit quality at a point in time. Delinquent loans are considered performing loans and are accruing loans except for consumer auto loans 90 – 110 days past due, which are included in the table below. Credit card loans continue to accrue finance charges and fees, net of amounts considered uncollectible, until charged off. Delinquency metrics at September 30, 2009 include the Chevy Chase Bank acquired loan portfolio in total loans outstanding, but are not considered delinquent as the loans continue to perform in accordance with our purchase accounting assumptions.

Table 4: Delinquencies

	Reported September 30,		Managed September 30,
	2009	2008	2009	2008
30+ Performing Delinquency Rates
Domestic credit card	5.46%	4.87%	5.38%	4.20%
International credit card	6.79%	4.29%	6.63%	5.24%

Total Credit Card	5.59%	4.81%	5.53%	4.34%

Automobiles	9.52%	9.31%	9.52%	9.31%
Mortgages(1)	1.15%	0.82%	1.15%	0.82%
Retail banking(1)	1.23%	0.89%	1.23%	0.89%

Total Consumer Banking(1)	5.15%	5.81%	5.15%	5.81%

Total Company	4.11%	3.85%	4.55%	3.99%

(1)	Includes the Chevy Chase Bank acquired loan portfolio. Excluding the Chevy Chase Bank acquired loan portfolio, the reported and managed delinquency rates as of September 30, 2009 would have both been 2.06% for mortgage, 1.29% for retail banking and 6.27% for total consumer banking.

The 30-plus day performing delinquency rate, including the Chevy Chase Bank acquired loan portfolio, for the reported and managed loan portfolio increased 26 and 56 basis points to 4.11% and 4.55%, respectively, from September 30, 2008 to September 30, 2009. Excluding the Chevy Chase Bank acquired loan portfolio the reported and managed delinquency rate at September 30, 2009 was 4.48% and 4.82%, respectively. The increase was due in part to the continued worsening of the economy which rapidly deteriorated during the second half of 2008 and continued into 2009. The delinquency rates were also impacted by decreasing loan balances, the “denominator effect”, for our credit card and auto loan portfolio’s as overall delinquent dollars for these portfolio’s were down compared to September 30, 2008 levels.

For additional information, see section XII, Tabular Summary, Table E.

Non performing loans

Loans are considered non performing when there is doubt concerning the full collectibility of both principal and interest or at 90 days past due, whichever is sooner, for commercial, auto and consumer real estate loans. When loans are deemed non performing they are placed on non accrual status. Non performing loans excludes loans acquired from Chevy Chase Bank as those loans are considered performing in accordance with ASC 805-10/SFAS 141 (R ) and/or ASC 310-10/SOP 03-3.

Table 5: Non performing loans

(In thousands)	September 30, 2009		September 30, 2008
	Non performing loans	Non performing loans as a percentage of loans held for investment	Non performing loans	Non performing loans as a percentage of loans held for investment
Commercial loans
Commercial and multifamily real estate(1)	$344,009	2.47%	$138,634	1.07%
Middle market(1)	115,654	1.16%	21,595	0.22%
Specialty lending	65,503	1.85%	13,991	0.38%
Small ticket commercial real estate	264,120	10.95%	118,130	4.38%

Total commercial loans(1)	$789,286	2.64%	$292,350	1.00%

Consumer loans
Automobiles	$145,335	0.75%	$169,384	0.76%
Mortgages(1)	275,003	1.70%	95,456	0.87%
Retail banking(1)	124,622	2.33%	98,106	1.82%

Total consumer loans(1)	$544,960	0.81%	$362,946	0.53%

Total Company(1)	$1,334,246	1.38%	$655,296	0.67%

(1)	Includes the Chevy Chase Bank acquired loan portfolio. Excluding the Chevy Chase Bank acquired loan portfolio, nonperforming loans as a percentage of loans held for investment as of September 30, 2009 would have been: Commercial and Multifamily Real Estate - 2.55%; Middle Market - 1.20%; Total Commercial - 2.71%; Mortgage – 2.99%; Retail Banking -2.45%; Total Consumer – 0.91% and Total Company - 1.50%.

Non performing loans as a percentage of total loans held for investment were 1.38% and 0.67% at September 30, 2009 and 2008, respectively. During 2009 we have had significant increases in our commercial loans considered non performing with increases across the portfolio. Non performing commercial loans increased 164 basis points to 2.64% (2.71% excluding Chevy Chase Bank) at September 30, 2009. Our mortgage portfolio has also seen an increase in non performing loans with the rate increasing to 1.70% (2.99% excluding Chevy Chase Bank) as the impact of the recession continued during 2009.

For additional information, see section XII, Tabular Summary, Table G.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. We charge-off credit card loans at 180 days past the statement cycle date and generally charge-off other consumer loans at 120 days past the contractual due date or upon repossession of collateral. Bankruptcies charge-off within 60 days of notification and deceased accounts charge-off within 60 days of notification. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense.

Table 6: Net Charge-Offs

	Reported September 30				Managed September 30
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	2009	2008	2009	2008	2009	2008	2009	2008
Credit Card	10.05%	6.46%	9.67%	6.33%	9.59%	6.10%	9.02%	6.03%
Commercial Banking(1)	1.42%	0.16%	0.96%	0.11%	1.42%	0.16%	0.96%	0.11%
Consumer Banking(1)	2.67%	3.35%	2.70%	2.89%	2.67%	3.35%	2.70%	2.89%
Other	28.53%	18.98%	29.51%	30.65%	28.53%	18.98%	29.51%	30.65%

Total Company	4.53%	3.53%	4.43%	3.28%	6.00%	4.30%	5.71%	4.14%

(1)	Includes the Chevy Chase Bank acquired loan portfolio. Excluding the Chevy Chase Bank acquired loan portfolio, reported and managed net charge-off rate for the three and nine months ended September 30, 2009 would have been 1.46% and 1.16% for Commercial Banking, respectively, and 3.28% and 2.74% for Consumer Banking, respectively.

For the third quarter of 2009 compared to the third quarter of 2008, reported and managed net charge-off rates increased 100 basis points and 170 basis points to 4.53% and 6.00%, respectively. Excluding the impacts from the Chevy Chase Bank acquired loan portfolio, the net charge-off rate for the third quarter would have been 4.96% on a reported basis and 6.38% on a managed basis. The increase in both the reported and managed charge-off rates was due to the continued economic recession which accelerated rapidly during the second half of 2008 and continuing into 2009. The reported net charge-off dollars totaled $1.1 billion during the third quarter of 2009, an increase of 29.2% from the third quarter of 2008. The managed charge-off dollars totaled $2.2 billion, increasing 36.1% from the third quarter of 2008.

For the nine months ended September 30, 2009, the reported and managed net charge-off rates increased 112 and 153 basis points, respectively, with net charge-off dollars increasing 39.1% and 35.6% on a reported and managed basis, respectively, compared to the same period in the prior year. Excluding the impacts from the Chevy Chase Bank acquired loan portfolio, the net charge-off rate would have been 4.72% on a reported basis and 5.96% on a managed basis.

For additional information, see section XII, Tabular Summary, Table F.

Loans acquired

Loans acquired in connection with the Chevy Chase Bank acquisition accounted for under ASC 805-10/SFAS 141(R) and/or ASC 310-10/SOP 03-3, if the loan has experienced a deterioration of credit quality at the time of acquisition. Under both statements, acquired loans are recorded at fair value and the carry-over of the related allowance for loan and lease losses is prohibited. Fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. During the evaluation of whether a loan was considered impaired under ASC 310-10/SOP 03-3 or performing under ASC 805-10/SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Company considered the entire option arm, hybrid arm and construction to permanent portfolios to be impaired and accounted for under ASC 310-10/SOP 03-3. Portions of the commercial loan, auto, HELOC and other consumer loan portfolios, and the fixed mortgage portfolio were also considered impaired.

Table 7: Loans acquired

Included in the Company’s loan totals are the following Chevy Chase Bank acquired loan balances by loan type, excluding certain purchase accounting adjustments, as of September 30, 2009:

	At September 30, 2009	For Three Months Ended September 30, 2009
(In thousands)	Period End Loans	Average Loans
Commercial	$761,574	$916,164
Mortgages	6,974,098	7,313,434
Other consumer	266,632	295,645

Total	$8,002,304	$8,525,243

The Company, as part of the purchase accounting adjustments, recorded a preliminary net credit mark of $2.2 billion on the acquired Chevy Chase Bank loan portfolio in accordance with ASC 805-10/SFAS 141(R) and ASC 310-10/SOP 03-3. Since the acquisition date, $325.9 million of principal and non-principal losses have been applied to the credit mark.

(In thousands)	Commercial	Mortgages	Other Consumer	Total Company
Credit Mark:
Balance at January 1, 2009	$—	$—	$—	$—
Additions	(191,394)	(1,512,960)	(501,499)	(2,205,853)
Less: principal and non-principal losses on acquired portfolio	39,201	282,181	4,530	325,912

Balance at September 30, 2009	$(152,193)	$(1,230,779)	$(496,969)	$(1,879,941)

For additional information, see section XII, Tabular Summary, Table F.

Loan Modifications

During 2009, the Company, primarily through Chevy Chase Bank, modified 272 residential mortgage loans that had a book value of $230.5 million at September 30, 2009. The Company recognized interest income of $4.5 million on these loans. The Company also had an immaterial amount of troubled debt restructurings during 2009.

Allowance for loan and lease losses

Table 8: Allowance for loan and lease losses

	September 30, 2009	June 30, 2009	December 31, 2008
Domestic credit card	$2,342,463	$2,431,105	$2,542,564
International credit card	222,274	211,310	193,096

Total Credit Card	2,564,737	2,642,415	2,735,660

Automobiles	761,170	951,091	1,101,708
Other consumer banking	356,430	290,638	187,997

Total Consumer Banking	1,117,600	1,241,729	1,289,705

Total Commercial Banking	670,880	414,475	326,606

Other	160,276	183,208	171,989

Total Company	$4,513,493	$4,481,827	$4,523,960

The allowance for loan and lease losses related to loans held for investment increased $31.7 million to $4.5 billion from June 30, 2009 to September 30, 2009. The increase is a result of larger, mostly offsetting allowance changes across our businesses:

•	Credit card segment had a $78 million release in allowance primarily driven by the $2.1 billion decrease in reported loan balances;

•

Consumer banking segment had an $124 million release in allowance driven by an $190 million release with the better-than-expected credit performance of the Auto business and modest loan shrinkage in the quarter, offset by a $66 million build associated with the other Consumer Banking businesses;

•	Commercial banking segment had a $256 million build due to the degradation in collateral values, especially in the construction portfolio, and the impact of rising charge-offs.

In addition, the increase reflects the impacts of certain future factors, such as the Company’s expectation of continued increases in the charge-off rate, unemployment rate, and a decrease in home prices based on the Case Schiller 20-city index. The $31.7 million build of the allowance, coupled with the shrinkage of our balance sheet, led to a 24 basis point increase in our overall coverage ratio and positions our balance sheet to absorb high levels of losses in the quarters ahead.

For additional information, see section XII, Tabular Summary, Table H.

Discontinued Operations — GreenPoint Mortgage Loan Origination Operations

The Company acquired GreenPoint in December 2006 as part of the North Fork acquisition. Prior to ceasing residential mortgage loan origination operations in the third quarter of 2007, GreenPoint originated primarily residential mortgage loans and sold them to various purchasers. Most of these mortgage loans were resold to securitization trusts and others. In connection with its sales, GreenPoint entered into agreements containing representations and warranties about, among other things, the mortgage loans and the origination process. GreenPoint may be required to repurchase the mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, GreenPoint is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others), and GreenPoint recovers the underlying collateral. GreenPoint is exposed to any losses on the repurchased loans after giving effect to recoveries on the collateral. GreenPoint may also be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans.

Most of the recent repurchase and indemnification requests received by GreenPoint and the lawsuit against it (see below) relate to mortgage loans sold between 2005 and 2007. During this period, GreenPoint sold an aggregate of approximately $97.8 billion original principal balance of mortgage loans, some of which have been repaid, but a significant amount of which remains outstanding. CONA guaranteed certain of GreenPoint’s obligations with respect to certain mortgage loans sold beginning in December 2006 having an original principal balance of approximately $3.9 billion.

At September 30, 2009, GreenPoint had open repurchase requests relating to approximately $840 million original principal balance of mortgage loans (up from $785 million at June 30, 2009 and $520 million at September 30, 2008). The Company considers open requests to be requests with respect to specific mortgage loans received within the past 24 months that are in the process of being paid, are under review or have been denied by GreenPoint but not rescinded by the party requesting repurchase. Most of the open requests fall in this last category. In addition to the foregoing open repurchase requests, GreenPoint is also a defendant in a lawsuit seeking, among other things, to require it to repurchase an entire portfolio of approximately 30,000 mortgage loans within a certain securitization trust based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio. (see Note 15 for a discussion of the U.S. Bank litigation) GreenPoint has also received requests for indemnification in connection with a number of lawsuits in which GreenPoint is not a party, including securities class actions brought on behalf of investors in securitization trusts that in the aggregate hold a significant principal balance of mortgage loans for which GreenPoint was identified as the originator. The Company believes that a significant number of mortgage loans at issue in the litigations referred to above as well as a significant number of mortgage loans sold by GreenPoint as to which no repurchase or indemnification requests have been received are currently delinquent or already foreclosed on.

The Company has established a reserve in its consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by GreenPoint. The adequacy of the reserve is evaluated on a quarterly basis and changes in the reserve are reported in discontinued operations. Factors considered in the evaluation process include the amount of open repurchase requests, the estimated amount of additional repurchase requests to be received over the next 12 months (beyond which the Company does not believe that a reasonable assessment can be made) based on the historical relationship between mortgage loan performance and repurchase requests and the estimated level of future mortgage loan performance, the estimated success rate of claimants in pursuing requests, and the estimated recoveries by GreenPoint on the underlying collateral. The Company expects that over the next 12 months both the delinquency rates on GreenPoint-originated mortgage loans and the severity of losses on collateral recoveries will continue to be high. The reserve does not include any amounts for the portfolio-wide repurchase claim relating to 30,000 loans with an aggregate original principal balance of $1.8 billion at issue in the U.S. Bank litigation (see Note 15 for a discussion of the U.S. Bank litigation) or for the indemnification requests with respect to securities class actions, in each case as referred to above.

The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation against GreenPoint and others, GreenPoint’s actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices).

At September 30, 2009, the reserve was $171 million, compared to $116 million at September 30, 2008 and $135 million at June 30, 2009. The $35 million change in the reserve from June 30, 2009 was the result of $48 million in repurchase claims settlements in the quarter that were applied against the reserve and an expense of $83 million resulting primarily from an increase in the amount of open repurchase requests and an increase in the estimated success rate of claimants pursuing repurchase requests. Due to the uncertainties discussed above, the Company cannot reasonably estimate the total amount of losses that will actually be incurred as a result of GreenPoint’s repurchase and indemnification obligations, and there can be no assurance that the Company’s current reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon the Company’s financial condition or results of operations.

VII. Reportable Segment Summary

During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations are evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Segment and sub-segment results where presented have been recast for all periods presented. The three segments consist of the following:

•

Credit Card includes the Company’s domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•

Commercial Banking includes the Company’s lending, deposit gathering and treasury management services to commercial real estate and middle market customers. The Commercial segment also includes the financial results of a national portfolio of small ticket commercial real estate loans that are in run-off mode.

•

Consumer Banking includes the Company’s branch based lending and deposit gathering activities for small business customers as well as its branch based consumer deposit gathering and lending activities, national deposit gathering, consumer mortgage lending and servicing activities and national automobile lending.

The segment reorganization includes the allocation of Chevy Chase Bank to the appropriate segments. Chevy Chase Bank’s operations are included in the Commercial Banking and Consumer Banking segments beginning in the second quarter 2009. Chevy Chase Bank’s operations for the first quarter of 2009 remain in the Other category due to the short duration since acquisition. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative and Chevy Chase Bank acquisition.

We maintain our books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following table presents information prepared from our internal management information system, which is maintained on a line of business level through allocations from legal entities.

Table 9: Credit Card

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Net interest income	$2,024,250	$1,862,034	$5,513,241	$5,646,995
Non-interest income	966,862	1,181,015	2,849,783	3,540,158

Total revenue	2,991,112	3,043,049	8,363,024	9,187,153
Provision for loan and lease losses	1,643,721	1,434,435	4,846,799	3,943,432
Non-interest expense	897,578	1,059,641	2,795,802	3,317,525

Income before taxes	449,813	548,973	720,423	1,926,196
Income taxes	158,074	192,461	252,727	671,961

Net income (loss)	$291,739	$356,512	$467,696	$1,254,235

Selected Metrics (Managed Basis)
Period end loans held for investment	$70,368,809	$79,616,456	$70,368,809	$79,616,456
Average loans held for investment	$71,907,760	$79,285,212	$74,535,448	$79,247,375
Loans held for investment yield	13.75%	13.20%	12.50%	13.41%
Revenue margin	16.64%	15.35%	14.96%	15.46%
Net charge-off rate	9.59%	6.10%	9.02%	6.03%
30+day performing delinquency rate	5.53%	4.34%	5.53%	4.34%
Purchase Volume	$25,982,259	$29,394,045	$75,202,618	$86,270,622
Domestic Card Sub-segment
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Net interest income	$1,797,173	$1,616,038	$4,888,554	$4,883,380
Non-interest income	855,571	1,027,918	2,533,902	3,108,926

Total revenue	2,652,744	2,643,956	7,422,456	7,992,306
Provision for loan and lease losses	1,436,959	1,240,580	4,295,692	3,460,058
Non-interest expense	769,995	873,866	2,423,079	2,725,151

Income before taxes	445,790	529,510	703,685	1,807,097
Income taxes	156,027	185,328	246,291	632,484

Net income (loss)	$289,763	$344,182	$457,394	$1,174,613

Selected Metrics (Managed Basis)
Period end loans held for investment	$61,891,573	$69,361,743	$61,891,573	$69,361,743

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Average loans held for investment	$63,298,525	$68,581,983	$66,094,694	$68,297,229
Loans held for investment yield	13.74%	13.07%	12.41%	13.29%
Revenue margin	16.76%	15.42%	14.97%	15.60%
Net charge-off rate	9.64%	6.13%	9.07%	6.08%
30+day performing delinquency rate	5.38%	4.20%	5.38%	4.20%
Purchase Volume	$23,760,963	$26,536,070	$68,973,560	$77,817,364
International Card Sub-segment
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Net interest income	$227,077	$245,996	$624,687	$763,615
Non-interest income	111,291	153,097	315,881	431,232

Total revenue	338,368	399,093	940,568	1,194,847
Provision for loan and lease losses	206,762	193,855	551,107	483,374
Non-interest expense	127,583	185,775	372,723	592,374

Income before taxes	4,023	19,463	16,738	119,099
Income taxes	2,047	7,133	6,436	39,477

Net income (loss)	$1,976	$12,330	$10,302	$79,622

Selected Metrics (Managed Basis)
Period end loans held for investment	$8,477,236	$10,254,713	$8,477,236	$10,254,713
Average loans held for investment	$8,609,235	$10,703,229	$8,440,754	$10,950,146
Loans held for investment yield	13.81%	14.02%	13.22%	14.17%
Revenue margin	15.72%	14.91%	14.86%	14.55%
Net charge-off rate	9.19%	5.90%	8.60%	5.75%
30+day performing delinquency rate	6.63%	5.24%	6.63%	5.24%
Purchase Volume	$2,221,296	$2,857,975	$6,229,058	$8,453,258

The Credit Card segment consists of domestic consumer credit card lending, national small business lending, closed end installment loans and other unsecured consumer financial service activities as well as international businesses. The discussion narrative will focus on the total Credit Card segment as well as the Domestic and International sub-segments within it.

For the three months ended September 30, 2009, the Credit Card segment recognized net income of $291.7 million, compared to net income of $356.5 million for the same quarter of 2008. For the first nine months of 2009, net income was $467.7 million versus $1,254.2 million for the first nine months of 2008.

For the quarter, Domestic Card’s net income was $289.8 million, compared to $344.2 million net income in the same quarter of 2008. Flat revenue and lower expenses could not offset the higher net provision for losses.

International Card’s net income was $2.0 million for the quarter, a decrease of $10.4 million from the third quarter of 2008. As in previous quarters, exchange rate movements impacted International Card, however to a lesser extent than in prior quarters. From the end of the third quarter of 2008 to the end of the third quarter of 2009, the Pound Sterling fell 10.1% against the U.S. Dollar while the Canadian Dollar was down less than 1%.

The loan portfolio decreased by $9.2 billion or 11.6% from September 30, 2008 to September 30, 2009. Of this total, $7.5 billion was from Domestic Card while $1.8 billion was from International Card. Of the International Card’s decrease, $0.7 billion resulted from exchange rate movements.

The Domestic Card loan portfolio decreased by $7.5 billion or 10.8% from September 30, 2008 to September 30, 2009. Over 40% of the decline was from the closed end installment loan portfolio. The Company maintained its caution in underwriting and marketing given continuing economic weakness and uncertainty. As a result of these factors, as well as continued weakness in loan demand from creditworthy borrowers and continued weakness in credit card purchase volume, new account origination and balance build on existing accounts was not sufficient to offset elevated charge-offs, normal attrition, and the run off of the installment loan portfolio. Fewer accounts and weak retail spending drove purchase volume down $2.8 billion, or 10.5%, from the prior year quarter.

For International Card, outstandings decreased by $1.8 billion or 17.3%, with $0.7 billion of this amount from exchange rate movements. As with Domestic Card, International Card remains prudent in its underwriting and has pulled back on marketing. Purchase volume in the International Card sub-segment has fallen by $636.7 million or 22.3% from the prior year quarter.

Total revenue decreased slightly from the prior year quarter to $2,991.1 million. Net interest income was $2,024.2 million, a 8.7% increase over the same quarter in 2008. Non-interest income was down by $214.2 million or 18.1%. For the first nine months of 2009 versus the same period last year, total revenue declined $824.1 million or 9.0%.

In Domestic Card, total revenue was up by $8.8 million to $2,652.7 million from the third quarter of 2008 to the third quarter of 2009. Net interest income was $1,797.2 million, an 11.2% increase over the same quarter in 2008. Higher interest margins in the revolving credit lines of business more than offset the lost interest income from declining loan balances. Non-interest income was down by $172.3 million or 16.8%. The lower number of loan accounts on file and lower purchase volume negatively impacted non-interest income. For the first nine months of 2009 versus the same period last year, revenue declined $569.9 million or 7.1%.

For International Card, total revenue was $338.4 million, $60.7 million or 15.2% lower than the same quarter last year. Over $43.3 million of the decline was due to exchange rate movements. The remainder of the decline is primarily from lower non-interest income as interchange and balance transfer fees were lower.

Net adjusted charge-offs increased by $514.6 million or 42.6% from the third quarter of 2008 to the third quarter of 2009. The net adjusted charge-off percentage increased from 6.1% to 9.59%. The allowance for loan losses experienced a release in the third quarter of 2009 due to a reduction in outstandings as well as a slightly improved credit outlook. The combination of the net adjusted charge-offs and the allowance release resulted in the net provision for loan losses increasing by $209.3 million or 14.6% from the third quarter of 2008 to the third quarter of 2009. For the first nine months of the year, the net provision increased by $903.4 million or 22.9%.

On the Domestic Card side, the continued negative external credit environment caused net adjusted charge-offs to increase by $474.8 million or 45.2% from the third quarter of 2008 to the third quarter of 2009. The allowance for loan losses had a release during the quarter of $89 million versus a build of $190 million in the third quarter of 2008. Most of the release was from the closed end installment loan line of business as asset attrition and moderately improved credit performance resulted in a lower allowance balance. The increase of net adjusted charge-offs and allowance release resulted in a $1,437.0 million net provision for loan losses in the third quarter of 2009 an increase of $196.4 million or 15.8% increase over the same quarter in 2008.

International Card experienced an increase in net adjusted charge offs of $39.8 million or 25.2% to $197.8 million from the third quarter of 2008 to the third quarter of 2009. The underlying change, with no foreign exchange rate movements, reveals that charge-offs would have gone up $57.9 million. The weak economies in both Canada and the U.K. are driving the increase. In the third quarter of 2009, the allowance for loan losses experienced a small build of $8.9 million versus a build of $35.8 million in the same quarter of 2008. This somewhat offset the increase in net adjusted charge-offs resulting in the net provision for loan losses increasing by $12.9 million or 6.7%.

Non-interest expense was $897.6 million for the quarter ended September 30, 2009 which is a decline of $162.1 million or 15.3% from the same quarter of 2008. Year to date, non-interest expense has declined $521.7 million or 15.7% from the same period in 2008.

In Domestic Card, the third quarter 2009 non-interest expense declined by $103.9 million or 11.9% from the third quarter of 2008 driven by pullbacks in both new account marketing as well as customer management marketing in light of the current economic environment. In addition, ongoing efficiency efforts and the decline in portfolio size contributed to a reduction in expenses.

International Card’s non-interest expense declined by $58.2 million or 31.3% from the third quarter 2008 to the third quarter of 2009. Almost $20 million of this amount was a result of exchange rate movements. Similar to the domestic side, expenses have gone down due to pullbacks in marketing as well as a smaller portfolio. In addition, the U.K. has achieved operating cost efficiencies.

Table 10: Commercial Banking

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Net interest income	$297,484	$238,641	$817,870	$712,459
Non-interest income	43,299	35,608	133,556	101,423

Total revenue	340,783	274,249	951,426	813,882
Provision for loan and lease losses	375,095	41,706	614,896	100,723
Non-interest expense	166,043	121,558	463,439	359,563

Income (loss) before taxes	(200,355)	110,985	(126,909)	353,596
Income taxes (benefit)	(70,125)	38,845	(44,419)	123,759

Net income (loss)	$(130,230)	$72,140	$(82,490)	$229,837

Selected Metrics (Managed Basis)
Period end loans held for investment	$29,862,418	$29,095,313	$29,862,418	$29,095,313
Commercial and multi-family real estate	$13,920,431	$12,997,111	$13,920,431	$12,997,111
Middle market	$9,987,237	$9,768,420	$9,987,237	$9,768,420
Specialty lending	$3,542,350	$3,634,212	$3,542,350	$3,634,212
Small ticket commercial real estate	$2,412,400	$2,695,570	$2,412,400	$2,695,570
Average loans held for investment	$30,105,329	$28,607,969	$30,051,226	$28,477,900
Commercial and multi-family real estate	$13,956,465	$12,937,927	$13,818,509	$12,745,181
Middle market	$9,924,849	$9,303,068	$10,117,924	$8,863,454
Specialty lending	$3,753,054	$3,657,406	$3,577,529	$3,599,527
Small ticket commercial real estate	$2,470,961	$2,709,568	$2,537,264	$3,269,738
Loans held for investment yield	5.01%	5.82%	4.97%	5.95%
Period end deposits	$18,617,112	$16,764,330	$18,617,112	$16,764,330
Average deposits	$17,760,860	$17,152,610	$16,942,601	$17,037,423
Deposit interest expense rate	0.75%	1.75%	0.81%	1.88%
Core deposit intangible amortization	$9,664	$9,614	$28,731	$29,626
Net charge-off rate(1)	1.42%	0.16%	0.96%	0.11%
Non-performing loans as a percentage of loans held for investment(1)	2.64%	1.00%	2.64%	1.00%
Non-performing asset rate(1)	2.83%	1.03%	2.83%	1.03%

(1)	Includes the Chevy Chase Bank acquired loan portfolio. Excluding the Chevy Chase Bank acquired loan portfolio the net charge-off rate would have been 1.46% and 1.16% for the three and nine months ended September 30, 2009, respectively. The non-performing loans as a percentage of loans held for investment would have been 2.71% at September 30, 2009. The non-performing asset rate would have been 2.91%.

Commercial Banking includes the Company’s lending, deposit gathering and treasury management services to commercial real estate, middle market, government and other public entity customers. The Commercial Segment also includes the financial results of a small ticket commercial real estate portfolio that was acquired as part of the North Fork Bank acquisition. This is a $2.4 billion portfolio of national, broker originated real estate loans. We exited this business in 2007 and the portfolio is in run-off mode.

For the three months ended September 30, 2009, the Commercial Banking segment lost $130.2 million compared to net income of $72.1 million in the prior year quarter. Higher revenues were offset by higher provision expenses. For the nine months ended September 30, 2009 net loss was $82.5 million, compared to net income of $229.8 million for the nine months ended September 30, 2008. Year to date earnings declined as revenue growth was more than offset by higher provision for loan and lease loss expenses.

For the three months ended September 30, 2009, Commercial Banking segment total revenue increased by 24.3% or $66.5 million from the prior year quarter. Excluding Chevy Chase Bank, total revenue increased by 15.3% or $42.0 million. Revenue growth was driven by widened loan and deposit margins and improvement of non interest income. Net interest income increased as declines in portfolio yields were more than offset by declines in the cost of funds. Non-interest income increased $7.7 million due to increases in fees across lending and deposit products. For the nine months ended September 30, 2009, revenue was up $137.5 million, or 16.9%, compared to the nine months ended September 30, 2008. Excluding Chevy Chase Bank, revenue was up $93.6 million, or 11.5%

Total Commercial Banking segment ending loans held for investment increased by 2.6%, or $0.8 billion from September 30, 2008 due to the Chevy Chase Bank acquisition. Excluding the impact of the Chevy Chase Bank acquisition, ending loans held for investment declined by 2.4%, or $0.7 billion due to slow new originations and run off of the small ticket commercial real estate portfolio, which declined $91 million during the quarter.

A significant portion of our Commercial Banking loans are variable rate loans indexed to LIBOR or Prime rate. Over the course of the last twelve months, one month LIBOR declined by about 275 basis points, which directly affects our loan yield, but also lowered our funding cost. To protect margin in a low rate environment, we have implemented multiple pricing strategies that have led to improvement of loan margins across the Commercial Banking businesses.

Compared to the third quarter of 2008, the Commercial Banking segment ending deposit balance increased $1.9 billion. Excluding the Chevy Chase Bank acquisition, the ending deposit balance increased 3.6%, or $0.6 billion, mostly driven by growth in the Louisiana and Texas regions. Our deposit balances declined during the fourth quarter of 2008 and first quarter of 2009, as we adjusted our deposit pricing strategy on money market deposits. We also initiated greater discipline in deposit pricing leading to improved deposit margin revenue despite lower balances during that period.

For the three months ended September 30, 2009, total provision for loan and lease losses increased $333.4 million, or 799.4% from the prior year quarter. Year to date provision for loan and lease losses increased by $514.2 million to $614.9 million from the same period last year primarily due to increased net charge-offs and allowance build in the third quarter of 2009. The net charge-off rate for the third quarter of 2009 was 1.42%, increased by 126 basis points from the same period in the prior year. Non-performing loans as a percentage of loans held for investment increased 164 basis points to 2.64% (2.71% excluding Chevy Chase Bank) compared to the prior year quarter. Collateral values for commercial real estate loans and construction loans in particular, declined significantly during the quarter. Lower property values drove a large percentage of charge-offs and contributed to our allowance build this quarter.

For the quarter ended September 30, 2009, non-interest expense increased $44.5 million, or 36.6%, from the prior year quarter. The increase in expenses was due to the Chevy Chase Bank acquisition, change of management accounting methodology for overhead expense allocation, increase in FDIC insurance, and increases in staff levels.

Table 11: Consumer Banking

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Earnings (Managed Basis)
Net interest income	$908,744	$754,439	$2,471,702	$2,228,246
Non-interest income	212,716	194,741	601,600	568,874

Total revenue	1,121,460	949,180	3,073,302	2,797,120
Provision for loan and lease losses	156,052	283,424	626,340	1,015,709
Non-interest expense	681,391	614,740	1,985,875	1,823,380

Income (loss) before taxes	284,017	51,016	461,087	(41,969)
Income taxes (benefit)	99,406	17,856	161,380	(14,689)

Net income (loss)	$184,611	$33,160	$299,707	$(27,280)

Selected Metrics (Managed Basis)
Period end loans held for investment	$40,479,805	$38,077,606	$40,479,805	$38,077,606
Automobile	$19,295,218	$22,318,970	$19,295,218	$22,318,970
Mortgages	$15,838,327	$10,355,853	$15,838,327	$10,355,853
Retail banking	$5,346,260	$5,402,783	$5,346,260	$5,402,783
Average loans held for investment	$41,307,635	$38,824,045	$40,315,576	$39,957,941
Automobile	$19,635,979	$22,870,070	$20,348,645	$24,001,340
Mortgages	$16,156,009	$10,562,385	$14,378,395	$10,936,420
Retail banking	$5,515,647	$5,391,590	$5,588,536	$5,020,181
Loans held for investment yield	9.50%	9.19%	8.91%	9.35%
Auto loan originations	$1,512,707	$1,444,291	$4,317,692	$5,398,204
Period end deposits	$72,252,596	$57,492,140	$72,252,596	$57,492,140
Average deposits	$73,284,397	$57,034,702	$70,111,888	$55,748,577
Deposit interest expense rate	1.58%	2.39%	1.78%	2.55%
Core deposit intangible amortization	$45,856	$37,637	$128,896	$115,978
Net charge-off rate(1)	2.67%	3.35%	2.70%	2.89%
Non-performing loans as a percentage of loans held for investment(1)	1.25%	0.81%	1.25%	0.81%
Non-performing asset rate(1)	1.38%	1.03%	1.38%	1.03%
30+ day performing delinquency rate(1)	5.15%	5.81%	5.15%	5.81%
Period end loans serviced for others	$30,659,074	$25,384,945	$30,659,074	$25,384,945

(1)	Includes the Chevy Chase Bank acquired loan portfolio. Excluding the Chevy Chase Bank acquired loan portfolio the net charge-off rate would have been 3.28% and 2.74% for the three and nine months ended September 30, 2009, respectively. The non-performing loans as a percentage of loans held for investment would have been 1.52% at September 30, 2009. The non-performing asset rate would have been 1.68%. The 30+ day performing delinquency rate at September 30, 2009 would have been 6.27% at September 30, 2009.

Consumer Banking includes the Company’s national automobile lending, consumer mortgage lending and servicing activities, branch based lending and deposit gathering activities for small business customers as well as its branch based consumer deposit gathering and lending activities, and national deposit gathering.

For the three months ended September 30, 2009, the Consumer Banking segment recognized net income of $184.6 million, compared to net income of $33.2 million for the same quarter of 2008. Improving revenue margins, driven by an increase in both loan and deposit spreads and improving credit in Auto lending, resulted in favorable net income performance of $151.5 million over the prior year. Year to date 2009 net income was $299.7 million versus a net loss of $27.3 million in 2008 as revenues, expense, and account volumes were driven higher by the addition of the Chevy Chase Bank mortgage and consumer banking portfolios. Improved revenue margins for loans and deposits and favorable credit performance within the auto portfolio, also contributed to the increase in net income for the nine month period ending September 30, 2009 versus September 30, 2008.

Period end deposits increased $14.8 billion from September 30, 2008 to September 30, 2009 primarily due to the acquisition of Chevy Chase Bank, which added approximately $13.5 billion.

Period end loans held for investment increased $2.4 billion from September 30, 2008 to September 30, 2009 for the Consumer Banking segment, primarily due to the acquisition of the Chevy Chase Bank mortgage portfolio, partially offset by a shrinking Auto portfolio. The $3.0 billion decrease in Auto loans held for investment over the prior year quarter reflects our strategic focus on customer segments with which we have the most experience and provide the most resilient returns. Retail Banking loans are relatively flat over the quarter ending September 30, 2008, decreasing $0.1 billion or 1.0% as attrition offset new originations.

Total revenue increased by 18.2% or $172.3 million to $1,121.5 million from the third quarter of 2008 to the third quarter of 2009. The acquisition of the Chevy Chase Bank portfolio drove the increase, slightly offset by a decrease in the legacy mortgage business.

Revenue in Auto has remained relatively flat despite a $3.0 billion or 14% reduction in loans from the prior year quarter as we have been able to increase net interest margin through improved pricing power in the market and the continued advantageous interest rate environment.

Retail banking revenues, adjusted for the acquisition of the Chevy Chase Bank portfolio, have remained relatively flat over the prior year quarter. Deposit margins have improved throughout 2009 due to two primary factors. First, during the course of the year we have been able to reprice existing deposits as market and competitive rates continued to fall, particularly in the National Direct Bank. Secondly, we saw a positive shift in the mix of our deposits during the quarter as we have focused on growing core checking relationships and low rate savings balances.

Mortgage revenue increased over prior year quarter due primarily to the acquisition of the Chevy Chase Bank mortgage portfolio, partially offset by declining revenue in the legacy mortgage business. The legacy mortgage portfolio revenue declined due to lower outstanding loan balances, mortgage servicing rights valuation reductions, and reserves related to the Capital One Home Loans business.

Provision for loan and lease losses declined $127.4 million, or 45%, to $156.1 million from the third quarter of 2008 to the third quarter of 2009. During this same time period, the net charge-off rate decreased from 3.35% to 2.67%. Improving losses in Auto lending was the primary driver.

The net charge-off rate in Auto improved to 4.38% from 4.99% for the quarter ending September 30, 2008, even as loan volumes decreased during the same time period. The favorability was driven by the ongoing shift of our portfolio towards newer, higher quality originations in 2008 and 2009, favorable effects from loss mitigation actions we have taken, and improved recoveries, driven mostly by higher used car auction prices.

Retail bank saw an increase in net charge off rate from 2.08% for the quarter ending September 30, 2008 to 2.44%. This reflects the general economic trends reflected in the worsening unemployment rate and other economic factors.

Mortgage reflects an increase in net charge off rate from 0.43% for the quarter ending September 30, 2008 to 0.68% for the quarter ending September 30, 2009. Chevy Chase Bank acquired loans credit risk has been mostly absorbed by the credit mark and are not contributing to reported delinquencies, non-performers, and charge-offs. Excluding the impact of the Chevy Chase Bank portfolio from the current quarter, the net charge-off rate would have been 1.24%.

The Consumer Banking coverage ratio, defined as the allowance for loan and lease losses as a percentage of loans held for investment, reflected a modest increase from 3.0% for the quarter ending September 30, 2008 to 3.4% of loans for the quarter ending September 30, 2009, as improvements in Auto’s provision and delinquencies were offset by higher allowances in Mortgage and Retail Banking driven by a worsening economy.

For the quarter ended September 30, 2009, non-interest expense increased $66.7 million or 10.8% from the previous year’s quarter chiefly due to the Chevy Chase portfolio offset by continued cost efficiencies realized within the legacy Consumer Banking businesses. For the nine months ending September 30, 2009, total non-interest expense was up $162.5 million or 8.9% versus the prior year.

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

Cash and Cash Equivalents

The Company held $4.1 billion of cash and cash equivalents at September 30, 2009, compared to $7.5 billion of cash and cash equivalents at December 31, 2008. The decrease was primarily attributable to the repurchase of preferred shares from the U.S. Treasury. Cash and cash equivalents provide immediate sources of funds to meet the Company’s liquidity needs, including dividend payments and other funding obligations.

Securities Available for Sale

The Company held $37.7 billion in available for sale investment securities, of which $11.4 billion were pledged available for sale investment securities at September 30, 2009, compared to $31.0 billion in available for sale investment securities, of which $13.7 billion was pledged available for sale investment securities at December 31, 2008. With the acquisition of Chevy Chase Bank, the Company added $1.3 billion in securities available for sale to the portfolio. As of September 30, 2009, the weighted average life of the investment securities was approximately 4.9 years. These investment securities provide increased liquidity and flexibility to support the Company’s funding requirements.

The Company monitors the available for sale investment securities for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which the security has been in a loss position, credit rating, the nature of the investments, current market conditions. For debt securities, the Company also considers any intent to sell the security and the likelihood it will be required to sell the security before its anticipated recovery. The Company continually monitors the ratings of its security holdings and conducts regular reviews of the Company’s credit sensitive assets to monitor collateral performance by tracking collateral trends and looking for any potential collateral degradation. The Company recognized other-than-temporary impairment charges in earnings of $11.2 million and $21.6 million for the three and nine month periods ended September 30, 2009, respectively. The available for sale investment securities had net unrealized gains of $353.8 million as of September 30, 2009, and net unrealized losses of $1.1 billion as of December 31, 2008. See Note 6 for additional information regarding our securities available for sale.

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

As of September 30, 2009, the Company had $114.5 billion in deposits of which $1.1 billion were held in foreign banking offices and $9.9 billion represented large domestic denomination certificates of $100,000 or more. The Company’s core deposits are comprised of domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, CDs of less than $100,000 and other consumer time deposits. The Company maintains a Grand Cayman branch for issuing Eurodollar time deposits.

Table 12 shows the maturities of domestic time certificates of deposit in denominations of $100,000 or more (large denomination CDs) as of September 30, 2009. Based on past deposit activity, the Company expects to retain a portion of its deposit balances as they mature. Therefore, the Company anticipates the net cash outflow related to deposits within the next year will be significantly less than reported in Table 12. Table 13 shows the composition of period end deposits, average deposits and the average deposit rate for the periods presented.

Table 12: Maturities of Large Denomination Certificates—$100,000 or More

	September 30, 2009
(Dollars in thousands)	Balance	Percent
Three months or less	$2,705,323	27.4%
Over 3 through 6 months	1,158,104	11.7%
Over 6 through 12 months	1,627,313	16.5%
Over 12 months through 10 years	4,390,932	44.4%

Total	$9,881,672	100.0%

Table 13: Deposit Composition and Average Deposit Rates

	Three months Ended September 30, 2009				Nine months Ended September 30, 2009
(Dollars in thousands)	Period End Balance	Average Balance	% of Deposits	Average Deposit Rate	Average Balance	% of Deposits	Average Deposit Rate
Non-interest bearing	$12,734,589	$12,777,373	11.03%	N/A	$12,208,894	10.53%	N/A
NOW accounts	10,430,509	10,418,557	8.99%	0.49%	10,724,477	9.25%	0.58%
Money market deposit accounts	36,757,281	36,036,826	31.10%	1.07%	34,244,662	29.54%	1.23%
Savings accounts	13,523,563	12,266,254	10.58%	0.74%	9,966,485	8.60%	0.58%
Other consumer time deposits	30,066,618	32,075,905	27.68%	3.10%	34,579,316	29.82%	3.52%

Total core deposits	103,512,560	103,574,915	89.38%	1.47%	101,723,834	87.74%	1.73%
Public fund certificates of deposit of $100,000 or more	938,152	1,061,134	0.92%	1.05%	1,128,771	0.97%	1.34%
Certificates of deposit of $100,000 or more	8,943,520	9,764,172	8.42%	3.80%	10,950,333	9.45%	3.75%
Foreign time deposits	1,108,879	1,482,519	1.28%	0.93%	2,138,426	1.84%	1.83%

Total deposits	$114,503,111	$115,882,740	100.00%	1.65%	$115,941,364	100.00%	1.92%

Credit Ratings

The Company also meets its liquidity needs by accessing the capital markets for long-term funding by issuing asset-backed securities and senior and subordinated debt. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality and quality of earnings. Significant changes in these factors could result in different ratings. Table 14 provides the senior unsecured debt credit ratings of the Corporation, COBNA and CONA as of September 30, 2009.

Table 14: Senior Unsecured Debt Credit Ratings

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

Loan Securitizations

The Company engages in securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles which are collateralized by transferred receivables from the Company’s portfolio. The Company removes loans from the reported financial statements for securitizations that qualify as sales in accordance with ASC 860-10/SFAS 140. Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized in the amount of proceeds received.

The Company believes that it has the ability to continue to utilize securitization arrangements as a source of liquidity; however, a significant reduction, termination or change in sale accounting for the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance or recognition of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs. The Company has committed securitization conduits of $11.1 billion, of which, $3.4 billion was outstanding as of September 30, 2009.

In connection with SFAS 166 and 167, credit rating agencies are assessing the potential impact of the FDIC’s rule entitled “Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred in Connection with a Securitization or Participation” (the “FDIC Rule”) on the credit ratings of asset-backed securities. Under the FDIC Rule, the FDIC will not disaffirm or repudiate a sponsoring bank’s securitization transaction if the related transfer of assets qualifies for sale accounting treatment under GAAP. Many securitization transactions, however, will no longer be eligible for GAAP sale accounting treatment with the implementation of SFAS 166 and 167.

Until the FDIC clarifies its position on the application of the FDIC Rule in such instances, credit rating agencies have indicated that they may conclude that the FDIC Rule no longer applies and link the highest credit rating a security issued by a sponsoring bank’s securitization trust could receive to the sponsoring bank’s unsecured debt rating, rather than assigning credit ratings based on a review of the securitization trust. The Company has taken actions over the years to reduce its reliance on securitization as a funding source and currently believes these potential credit rating agency actions are unlikely to have a material adverse impact on the Company’s funding plans. For additional information regarding SFAS 166 and 167, see “Note 1-Significant Accounting Policies” and “MD&A-Off-Balance Sheet Arrangements”.

Senior and Subordinated Notes

Other funding programs established by the Company include senior and subordinated notes. At September 30, 2009, the Company had $9.2 billion in senior and subordinated notes outstanding that mature in varying amounts from 2009 to 2017, as compared to $8.3 billion at December 31, 2008.

Included in senior and subordinated notes on the Company’s balance sheet are notes issued under COBNA’s Senior and Subordinated Global Bank Note Program (the “Program”). The Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies, subject to conditions customary for transactions of this nature. Notes may be issued under the Program with maturities of thirty days or more from the date of issue. The Program was last updated in June 2005. At September 30, 2009, COBNA had $1.3 billion in bank notes outstanding under the Program.

Federal Home Loan Bank Advances

The Banks are members of various Federal Home Loan Banks (“FHLB”). The FHLB provides additional sources of funding through advances to the Banks. The FHLB advances are secured by the Company’s securities, residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit. As of September 30, 2009, the Company had approximately $23.4 billion in securities and loans pledged as collateral to the FHLB. In addition, the Company’s FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $297.8 million at September 30, 2009 and is included in other assets. Total advances with FHLB agencies at September 30, 2009 were $3.3 billion. During the third quarter of 2009, the Company received $925.0 million in new advances and had $1.9 billion in advances mature.

Government Programs

The Company is eligible or may be eligible to participate in a number of U.S. government programs designed to support financial institutions and increase access to credit markets. The Company evaluates each of these programs and determines, based on the costs and benefits of each program, whether to participate. During the third quarter of 2009, the Company was eligible to participate in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), the Federal Reserve’s Discount Window (the “Discount Window”) and the Federal Reserve’s Term Auction Facility (“TAF”).

FDIC’s Temporary Liquidity Guarantee Program

The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). For further information regarding the TLGP, DGP and TAGP see Item 2 “Supervision and Regulation”.

The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date and, depending on the issuance date of the debt, June 30, 2012 or December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Based on the Company’s outstanding senior unsecured debt as of September 30, 2008, the Company has capacity to issue $1.2 billion under the DGP. As of September 30, 2009, the Company and the Banks have no outstanding debt issued under the DGP.

Federal Reserve’s Discount Window

The Discount Window allows eligible institutions to borrow funds from the Federal Reserve, typically on a short-term basis, to meet temporary liquidity needs. Borrowers must post collateral, which can be made up of securities or consumer or commercial loans. As of September 30, 2009, the Company was eligible to borrow up to $5.5 billion through the Discount Window. The eligible amount is reduced dollar for dollar by borrowings under the TAF program. During the third quarter of 2009, the Company did not borrow funds from the Discount Window.

Federal Reserve’s Term Auction Facility

The TAF is designed to help increase liquidity in the U.S. credit markets. The Federal Reserve auctions collateral-backed short-term loans under TAF. The auctions allow financial institutions to borrow funds at an interest rate below the Federal Reserve’s discount rate. As of September 30, 2009, the Company was eligible to borrow up to $2.8 billion under the TAF. The eligible amount is reduced dollar for dollar by borrowings made under the Discount Window. During the third quarter of 2009, the Company did not borrow funds through the TAF.

Term Asset-Backed Securities Loan Facility

In March of 2009, the Federal Reserve Bank of New York (“FRBNY”), the U.S. Treasury and the Federal Reserve Board announced the launch of the Term Asset-Backed Securities Loan Facility (“TALF”). TALF is a funding facility designed to help financial markets and institutions meet the credit needs of households and small businesses and thus to support overall economic growth in the current period of severe financial strains by supporting the issuance of ABS collateralized by student loans, auto loans, credit card loans, loans guaranteed by the Small Business Administration (“SBA”), as well as certain types of mortgage loans. The FRBNY will lend up to $200 billion to holders of certain AAA-rated ABS backed by newly and recently originated consumer and small business loans, as well as CMBS, private-label residential MBS, and other ABS. The FRBNY will lend an amount equal to the market value of the ABS less a discount and will be secured at all times by the ABS. As of September 30, 2009, the Company has not issued any ABS through TALF.

Corporation Shelf Registration Statement

As of September 30, 2009, the Corporation had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years. The Corporation filed the Automatic Shelf Registration Statement in May 2009.

Borrowing Capacity

The Company has access to a variety of established funding sources. Table 15 illustrates details of the Company’s Global Bank Note Program, FHLB Advance capacity, securitization warehouses and conduits and government programs as of September 30, 2009.

Table 15: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity(1)	Outstanding	Availability(1)	Final Maturity(2)
Senior and Subordinated Global Bank Note Program	6/05	$3,091	$1,291	$1,800	—
FHLB Advances(3)	—	$15,330	$3,258	$12,072	—
Committed Securitization Conduits(4)	—	$11,051	$3,382	$7,669	09/11
FDIC Debt Guarantee Program	—	$1,200	$—	$1,200	06/12
Federal Reserve Discount Window	—	$5,513	$—	$5,513	—
Federal Reserve Term Auction Facility	—	$2,757	$—	$2,757	—

(1)	All funding sources are non-revolving. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility.
(2)	Maturity date refers to the date the facility terminates, where applicable.
(3)	There are no effective or final maturity dates on the available lines for FHLB Advances. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.
(4)	Securitization committed capacity was established at various dates and is scheduled to terminate between 08/09 and 9/11.

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

On September 15, 2009, the OCC, Federal Reserve, FDIC, and the Office of Thrift Supervision (the “federal agencies”) published a Notice of Proposed Rulemaking (“NPR”) regarding capital requirements and the adoption of SFAS 166 and SFAS 167. The capital standards of the federal agencies generally use GAAP treatment as a starting point for assessing regulatory capital. Under the current capital rules, the amount of capital a banking institution would be required to hold for regulatory capital purposes would increase for banking institutions that consolidate, as required under SFAS 166 and SFAS 167, what was previously held off balance sheet. The NPR would continue the link between GAAP and regulatory capital requirements. Accordingly, if the NPR is adopted as proposed, beginning January 1, 2010, the Company and its subsidiary banks would be required to hold additional capital in relation to the consolidated assets and any associated creation of loan loss reserves. For additional information regarding SFAS 166 and 167, see “Note 1-Significant Accounting Policies” and “MD&A-Off- Balance Sheet Arrangements”.

As of September 30, 2009, the Banks each exceeded the minimum regulatory requirements to which it was subject. Each of the Banks was considered “well-capitalized” under applicable capital adequacy guidelines. Also as of September 30, 2009, the Company was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements.

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

Prompt Corrective Action

In general, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal banking agencies to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, a bank is considered to be well-capitalized if it maintains a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, a Tier 1 leverage capital ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well-capitalized definition. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for purposes of applying FDICIA’s prompt corrective action provisions, as discussed below, and such capital categories may not constitute an accurate representation of each of the Bank’s overall financial condition or prospects. As of September 30, 2009, each of the Banks met the requirements for a “well capitalized” institution.

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

Under the Guidelines, COBNA exceeded the minimum capital adequacy guidelines as of September 30, 2009. Also, as of September 30, 2009, none of CONA’s on-balance sheet assets were treated as “subprime” for purposes of the Subprime Guidelines.

For more information on Subprime Lending Guidelines, see our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item I “Supervision and Regulation.”

Dividend Policy

The declaration and payment of dividends to the Company’s stockholders, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to the Company. As of September 30, 2009, retained earnings of COBNA and CONA of $797.7 million and zero, respectively, were available for payment of dividends to the Company without prior approval by the regulators. Additionally, applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that the Company will declare and pay any dividends.

Table 16—Regulatory Capital Ratios

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
September 30, 2009
Capital One Financial Corp.(1)
Tier 1 Capital	11.89%	11.21%	4.00%	N/A
Total Capital	15.73	14.89	8.00	N/A
Tier 1 Leverage	9.19	9.19	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 Capital	16.01%	12.68%	4.00%	6.00%
Total Capital	23.38	18.74	8.00	10.00
Tier 1 Leverage	12.50	12.50	4.00	5.00
Capital One, N.A.(2)
Tier 1 Capital	10.69%	N/A	4.00%	6.00%
Total Capital	11.96	N/A	8.00	10.00
Tier 1 Leverage	7.57	N/A	4.00	5.00
September 30, 2008
Capital One Financial Corp.(1)
Tier 1 Capital	11.96%	11.17%	4.00%	N/A
Total Capital	14.85	13.95	8.00	N/A
Tier 1 Leverage	9.86	9.86	4.00	N/A
Capital One Bank
Tier 1 Capital	14.00%	10.70%	4.00%	6.00%
Total Capital	16.84	13.11	8.00	10.00
Tier 1 Leverage	12.52	12.52	4.00	5.00
Capital One, N.A.
Tier 1 Capital	10.58%	N/A	4.00%	6.00%
Total Capital	11.94	N/A	8.00	10.00
Tier 1 Leverage	8.20	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.
(2)	During the third quarter of 2009, Chevy Chase Bank was merged with and into CONA.

X. Supervision and Regulation

Deposits and Deposit Insurance

As part of a Deposit Insurance restoration plan, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule that would require banks to prepay their estimated quarterly risk-based assessment through 2012. If the rule is finalized this year as proposed, the prepayment would be required on December 30, 2009. In addition, the FDIC increased assessments rates by 3 basis points.

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

•

mandate 45-days notice before any increase of an interest rate or any other significant change to credit card account terms and provide consumers with a right to reject certain changes and cancel their accounts before any changes would apply to them;

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

Although many of these provisions have been the subject of further rulemakings by the Federal Reserve and other regulatory authorities over the last few months, the provisions and impact of this new law will only become more certain over time. However, this new law will impact the rates and fees that can be charged to consumer credit card accounts across the industry. The 45-day prior written notice requirement, the right to cancel and the statement delivery requirements became effective on August 20, 2009; Capital One has implemented the interim final rules for these provisions. The majority of the provisions of the Credit CARD Act of 2009 will become effective on February 22, 2010, and others related to reasonable and proportional penalty fees and consideration for rate decreases becoming effective on August 22, 2010.

For a discussion of the risks posed to the Company as a result of this new legislation and regulations, please refer to Item 1A. Risk Factors under the heading “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Limit Our Ability to Pursue Business Opportunities, And Increase Compliance Challenges” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which supplements our Annual Report on Form 10-K for the year ended December 31, 2008.

Legislation

Preamble

The information contained in this section is current as of Monday, November 2, 2009.

Credit Card

Throughout 2008 and into 2009, seven Congressional hearings were held and numerous legislative proposals introduced on credit card practices. In May 2009, the President signed H.R. 627, the “Credit Card Accountability and Disclosure Act of 2009 (the “Credit CARD Act”)”, into law. Different provisions of this legislation become effective on February 22, 2010 and August 22, 2010.

On October 8, 2009, the House Financial Services Committee held a legislative hearing on H.R. 3639, legislation to accelerate implementation of the Credit CARD Act to December 1, 2009. The House Financial Services Committee approved this legislation on October 22 and consideration in the U.S. House is expected shortly. On October 26, 2009, Senate Banking Committee Chairman Chris Dodd (D-CT) introduced legislation to halt rate changes on existing balances until related portions of the Credit CARD Act are effective in February 2010. To date, no further action has been taken. For information regarding risks posed to the Company as a result of the Credit CARD Act, please refer to Item 1A. Risk Factors under the heading “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Limit Our Ability to Pursue Business Opportunities, And Increase Compliance Challenges” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which supplements our Annual Report on Form 10-K for the year ended December 31, 2008.

In 2009, legislation to regulate interchange fees was also introduced in the U.S. House and the U.S. Senate. House Judiciary Chairman John Conyers (D-MI) and Congressman Bill Shuster (R-PA) have introduced legislation in the U.S. House and Senator Dick Durbin (D-IL) has introduced legislation in the U.S. Senate that provides an antitrust exemption to allow merchants to collectively bargain with the networks and the banks regarding the rates (including merchant discount) and terms (including rules) for payment card acceptance. The Senate bill also includes a three judge panel who would determine the rates and terms if an agreement is not reached under the antitrust exemption. This legislation is under the jurisdiction of the Judiciary Committees. Congressman Peter Welch (D-VT) has also introduced a bill, H.R. 2382, that attempts to change many of the fundamental rules of the networks and focuses on: (i) honoring all cards: (ii) minimum/maximum transaction amounts; and (iii) premium card pricing, among other issues.

This legislation is subject to the jurisdiction of the House Financial Services Committee, and, to date, a companion bill has not been introduced in the Senate. A legislative hearing was held on October 8, 2009 in the House Financial Services Committee on H.R. 2382; however, no additional action is currently scheduled.

The Credit CARD Act also requires the Federal Reserve to conduct a study on interchange fees, but did not contain substantive restrictions. It is expected that attempts to regulate interchange fees will continue to be raised at the state level as well.

Financial Regulatory Reform

In June 2009, the Treasury Department released the Administration’s proposal for Regulatory Reform. This proposal overhauls the financial regulatory structure in several significant respects. Among other changes, the proposal would give authority to the Federal Reserve Board to serve as the nation’s financial services systemic risk regulator, with new enhanced scrutiny for financial institutions that are deemed “too big to fail.”

The proposal could also establish a Consumer Financial Protection Agency (CFPA), a new government agency with sole rule writing authority for consumer financial protection statutes. As proposed, the CFPA’s authority would cover all consumer financial products including any loan, deposit account or other financial product. The proposal would also give states the authority to enforce federal laws regardless of a bank’s charter, and it would abolish federal preemption of conflicting state consumer protection laws, requiring national banks to meet up to 50 separate sets of standards.

On July 9, 2009, House Financial Services Committee Chairman Barney Frank (D-MA) introduced legislation to create the CFPA. The House Financial Services Committee conducted a series of hearings in July and September on multiple aspects of regulatory reform including several solely on the CFPA. Based on the feedback of Committee Members, on September 25, 2009, Chairman Frank released a subsequent “discussion draft” to serve as the basis for legislative discussions, and this discussion draft was used as the base text during the Committee’s consideration. The House Financial Services Committee approved the legislation on October 22, 2009. During Committee consideration, an amendment was adopted that preserves some measure of federal preemption of state consumer protection laws, but changes and narrows the federal preemption standard for national banks and federal thrifts so that state law can only be preempted if it “prevents or significantly interferes” with an explicitly authorized national bank power. Additionally, under this amendment, before the OCC can undertake preemption rulemaking, it would be required to consult with the CFPA and make a written finding that a federal law has a standard that regulates the product or service. The Committee also adopted an amendment that specifically states the CFPA can not create a “plain vanilla” mandate. The House Energy and Commerce Committee received subsequent referral of the legislation and considered it on October 29, 2009. The Committee passed the legislation with an amendment that would replace the single-director CFPA with a five member bipartisan commission. Before consideration by the full U.S. House, the House Financial Services Committee and House Energy and Commerce Committee texts will need to be harmonized. The legislation is expected to be considered by the full U.S. House in the fourth quarter of 2009.

The House Financial Services Committee in conjunction with the Treasury Department released draft legislation on October 27, 2009, to address the issue of systemic risk and resolution authority. A hearing was held on the legislation on October 29, 2009, with Treasury Secretary Geithner, banking regulators, industry trade associations and consumer groups testifying on the proposal. The discussion draft as released by the Committee would, among other things, require the Federal Reserve to impose “heightened prudential standards” on certain large, complex financial companies (so called “identified financial companies”). Under broad new authority available to the Federal Reserve and other financial regulators, identified financial companies and their regulated subsidiaries could be subject to new capital requirements, leverage limits, liquidity requirements, and concentration limits. The discussion draft also establishes a “prompt corrective action” framework for identified financial companies, authorizing the Federal Reserve to take certain supervisory actions based on the capital category of an identified financial company. In addition, the discussion draft provides the FDIC with resolution authority over identified financial companies under limited circumstances and would create the Systemic Resolution Fund (SRF) available to the FDIC to carry out the resolution authority. The SRF would be funded with risk-based assessments from financial companies with over $10 billion in assets. The legislation is expected to be considered in Committee in the near future and may be considered by the full U.S. House in the fourth quarter of 2009.

On July 14, 2009, the Senate Banking Committee held a hearing that focused on the CFPA and on July 23, 2009 the Committee held a hearing on systemic risk. Since July, the Committee has held additional hearings on a number of facets of the Administration’s Regulatory Reform proposal as well. Chairman Dodd has stated his intention to move a comprehensive regulatory reform package through the Senate Banking Committee. To date, legislation has not been introduced and a discussion draft has not been released.

Overdraft Protection

In December 2008, the Federal Reserve announced final Regulation DD rules and proposed Regulation E rules regarding customer deposit account overdraft policies.

In March 2009, legislation was reintroduced by Representative Carolyn Maloney (D-NY) that would address overdraft services. That bill was replaced by a subsequent bill introduced on October 22, 2009 by Chairman Frank and Representative Maloney. The bill closely tracks a bill introduced by Chairman Dodd in the Senate on October 19, 2009. Legislative hearings were held in March and October 2009 in the House Financial Services Committee. Pending final Regulation E rules legislation by the Federal Reserve, additional legislation may be considered by Congress.

Housing and Mortgage Lending

Since 2008, Congress has also focused on the housing market, looking at both retrospective and prospective solutions. In July 2008, legislation was enacted to create additional federal backstops and strengthen regulation of the Government Sponsored Enterprises (“GSEs”), including an overhaul of Federal Housing Administration (“FHA”) programs. In March 2009, H.R. 1728, the “Mortgage Reform and Anti-Predatory Lending Act” was introduced in the U.S. House. This legislation was considered and passed by the House Financial Services Committee in April and the full House in May 2009. As passed by the House, H.R. 1728 would place a federal duty of care on mortgage originators, lower the threshold for loans covered under the Home Ownership and Equity Protection Act (HOEPA), as well as address assignee liability and require that securitizers retain access to all loans packaged and sold. This legislation now goes to the U.S. Senate for consideration; however, no companion legislation has been introduced in the U.S. Senate at this time.

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

Bankruptcy

There have been several proposals in Congress to modify the bankruptcy laws to permit homeowners at risk of foreclosure to modify their primary mortgages. On October 20, 2008, the President signed the “National Guard and Reservists Debt Relief Act of 2008,” making bankruptcy filings easier for national guardsmen and reservists. Broad bankruptcy legislation that could be seen as creating incentives for consumers to choose Chapter 13 bankruptcy as a primary remedy for mortgage related problems, which could lead to an increase in bankruptcy filings, also has been introduced in 2009. This legislation passed the U.S. House in March; however when it was offered as an amendment to a separate bill in the U.S. Senate, it was defeated. The Senate sponsor, Senator Dick Durbin, has stated he intends to continue working to enact the legislation and will use other available legislative vehicles, including reintroducing the amendment at a later date. Finally, Senators Sheldon Whitehouse (D-RI) and Durbin have introduced legislation (S. 257) to disallow claims arising from “high cost consumer credit” in bankruptcy proceedings. The Senate Judiciary Committee has yet to take action on the bill; the bill has been placed on the calendar for consideration but not yet brought up for debate and a vote.

Please see “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges” under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 for a discussion of the risks posed to the Company as a result of the current legislative environment.

XI. Enterprise Risk Management

Capital One’s policy is to identify, assess, and mitigate risks that affect or have the potential to affect our business, to target financial returns commensurate with the Company’s risk appetite, and to avoid excessive risk-taking. We follow three key principles related to this policy.

1.	Individual businesses take and manage risk in pursuit of strategic, financial, and other business objectives.

2.	Independent risk management organizations support individual businesses by providing risk management tools and policies, and by aggregating risks; in some cases, risks are managed centrally.

3.	The Board of Directors and top management review our aggregate risk position and establish the risk appetite.

For additional information on the Company’s ERM program, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Part I. Item 1, “Enterprise Risk Management.”

XII. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30
	2009			2008(4)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$66,934,474	$1,805,019	10.79%	$66,702,079	$1,816,998	10.90%
International	2,445,044	83,691	13.69%	3,468,345	114,590	13.22%

Total consumer loans	69,379,518	1,888,710	10.89%	70,170,424	1,931,588	11.01%
Commercial loans	30,105,329	377,010	5.01%	28,607,969	415,892	5.82%

Total loans held for investment(3)	99,484,847	2,265,720	9.11%	98,778,393	2,347,480	9.51%

Investment Securities	37,376,895	398,835	4.27%	25,780,669	317,274	4.92%

Other
Domestic	4,812,907	74,079	6.16%	7,795,778	104,943	5.38%
International	3,735,703	9,116	0.98%	922,143	2,099	0.91%

Total	8,548,610	83,195	3.89%	8,717,921	107,042	4.91%

Total earning assets(2)	145,410,352	$2,747,750	7.56%	133,276,983	2,771,796	8.32%
Cash and due from banks(2)	4,649,498			1,978,645
Allowance for loan and lease losses(2)	(4,485,858)			(3,309,519)
Premises and equipment, net(2)	2,804,377			2,328,219
Other(2)	24,969,708			22,683,288
Total assets from discontinued operations	41,072			40,338

Total assets	$173,389,149			$156,997,954

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$102,760,118	$476,717	1.86%	$81,090,159	$601,287	2.97%
International	345,249	2,461	2.85%	3,564,449	23,032	2.58%

Total deposits	103,105,367	479,178	1.86%	84,654,608	624,319	2.95%
Senior and subordinated notes	9,553,950	74,032	3.10%	8,282,536	96,568	4.66%
Other borrowings	13,480,527	143,860	4.27%	22,368,976	244,264	4.37%

Total interest-bearing liabilities(2)	126,139,844	$697,070	2.21%	115,306,120	$965,151	3.35%
Non-interest bearing deposits(2)	12,777,373			10,673,422
Other(2)	8,352,983			5,817,577
Total liabilities from discontinued operations	120,107			155,172

Total liabilities	147,390,307			131,952,291
Equity	25,998,842			25,045,663

Total liabilities and equity	$173,389,149			$156,997,954

Net interest spread			5.35%			4.97%

Interest income to average earning assets			7.56%			8.32%
Interest expense to average earning assets			1.92%			2.90%
Net interest margin			5.64%			5.42%

(1)	Interest income includes past-due fees on loans of approximately $165.7 million and $181.4 million for the three months ended September 30, 2009 and 2008, respectively.
(2)	Based on continuing operations.
(3)	Non-accrual loans are included in their respective loan categories.
(4)	Prior period amounts have been reclassified to confirm with current period presentation.

	Nine Months Ended September 30
	2009			2008(4)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$69,067,077	$5,313,145	10.26%	$66,867,766	$5,538,079	11.04%
International	2,684,451	257,293	12.78%	3,503,020	344,905	13.13%

Total consumer loans	71,751,528	5,570,438	10.35%	70,370,786	5,882,984	11.15%
Commercial loans	30,051,226	1,119,421	4.97%	28,477,900	1,270,598	5.95%

Total loans held for investment(3)	101,802,754	6,689,859	8.76%	98,848,686	7,153,582	9.65%

Investment Securities	36,982,223	1,206,460	4.35%	23,726,724	856,110	4.81%

Other
Domestic	3,646,754	203,140	7.43%	7,293,482	313,965	5.74%
International	3,738,798	11,154	0.40%	1,044,722	19,521	2.49%

Total	7,385,552	214,294	3.87%	8,338,204	333,486	5.33%

Total earning assets(2)	146,170,529	$8,110,613	7.40%	130,913,614	$8,343,178	8.50%
Cash and due from banks(2)	3,521,210			2,060,332
Allowance for loan and lease losses(2)	(4,456,232)			(3,183,500)
Premises and equipment, net(2)	2,689,395			2,315,550
Other(2)	24,248,127			22,214,313
Total assets from discontinued operations	$24,484			$68,145

Total assets	$172,197,513			$154,388,454

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$102,741,757	$1,643,145	2.13%	$75,651,622	$1,756,965	3.10%
International	990,713	23,460	3.16%	3,589,387	70,319	2.61%

Total deposits	103,732,470	1,666,605	2.14%	79,241,009	1,827,284	3.07%
Senior and subordinated notes	8,556,475	189,189	2.95%	9,165,908	352,335	5.13%
Other borrowings	15,146,988	470,802	4.14%	24,159,483	817,241	4.51%

Total interest-bearing liabilities(2)	127,435,933	$2,326,596	2.43%	112,566,400	$2,996,860	3.55%
Non-interest bearing deposits(2)	12,208,894			10,716,575
Other(2)	5,781,110			6,135,659
Total liabilities from discontinued operations	138,003			152,121

Total liabilities	145,563,940			129,570,755
Equity	26,633,573			24,817,699

Total liabilities and equity	$172,197,513			$154,388,454

Net interest spread			4.96%			4.95%

Interest income to average earning assets			7.40%			8.50%
Interest expense to average earning assets			2.12%			3.05%
Net interest margin			5.28%			5.45%

(1)	Interest income includes past-due fees on loans of approximately $497.7 million and $520.1 million for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Based on continuing operations.
(3)	Non-accrual loans are included in their respective loan categories.
(4)	Prior period amounts have been reclassified to confirm with current period presentation.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended September 30, 2009 vs. 2008			Nine Months Ended September 30, 2009 vs. 2008
(Dollars in thousands)	Increase (Decrease)	Change due to (1)		Increase (Decrease)	Change due to (1)
		Volume	Yield/Rate		Volume	Yield/Rate
Interest Income(2):
Consumer loans
Domestic	$(11,979)	$6,341	$(18,320)	$(224,934)	$178,053	$(402,987)
International	(30,899)	(34,894)	3,995	(87,612)	(78,675)	(8,937)

Total	(42,878)	(21,650)	(21,228)	(312,546)	113,653	(426,199)
Commercial loans	(38,882)	20,941	(59,823)	(151,177)	67,291	(218,468)

Total loans held for investment	(81,760)	16,686	(98,446)	(463,723)	208,961	(672,684)
Investment Securities	81,561	128,067	(46,506)	350,350	439,147	(88,797)
Other
Domestic	(30,864)	(44,342)	13,478	(110,825)	(186,047)	75,222
International	7,017	6,855	162	(8,367)	18,434	(26,801)

Total	(23,847)	(2,042)	(21,805)	(119,192)	(35,027)	(84,165)

Total interest income	(24,046)	240,832	(264,878)	(232,565)	912,721	(1,145,286)
Interest Expense:
Deposits
Domestic	(124,570)	135,629	(260,199)	(113,820)	524,367	(638,187)
International	(20,571)	(22,727)	2,156	(46,859)	(59,158)	12,299

Total	(145,141)	117,412	(262,553)	(160,679)	478,318	(638,997)
Senior notes	(22,536)	13,263	(35,799)	(163,146)	(22,080)	(141,066)
Other borrowings	(100,404)	(94,974)	(5,430)	(346,439)	(284,548)	(61,891)

Total interest expense	(268,081)	84,007	(352,088)	(670,264)	359,056	(1,029,320)

Net interest income	$244,035	$169,073	$74,962	$437,699	$607,791	$(170,092)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Based on continuing operations.

TABLE C—MANAGED HELD FOR INVESTMENT LOAN PORTFOLIO

	At September 30
(Dollars in thousands)	2009			2008
	CCB Acquired Loans(1)	All Other Loans	Total	Total
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$16,224,571	$16,224,571	16,187,055
International	—	2,461,815	2,461,815	3,395,733

Total credit card	—	18,686,386	18,686,386	19,582,788
Installment loans
Domestic	—	7,348,673	7,348,673	10,472,886
International	—	58,400	58,400	180,387

Total installment loans	—	7,407,073	7,407,073	10,653,273
Auto loans	—	19,295,218	19,295,218	22,318,970
Mortgage loans	6,974,098	9,211,712	16,185,810	10,912,224
Retail banking	266,632	5,079,628	5,346,260	5,402,783

Total consumer loans	7,240,730	59,680,017	66,920,747	68,870,038

Commercial loans
Commercial and multi-family real estate	435,338	13,485,093	13,920,431	12,997,111
Middle market	326,236	9,661,001	9,987,237	9,768,420
Specialty lending	—	3,542,350	3,542,350	3,634,212
Small ticket commercial real estate	—	2,412,400	2,412,400	2,695,570

Total commercial loans	761,574	29,100,844	29,862,418	29,095,313

Total reported loans held for investment	8,002,304	88,780,861	96,783,165	$97,965,351

Securitization adjustments:
Consumer loans
Credit cards
Domestic	—	37,809,922	37,809,922	41,578,995
International	—	5,957,021	5,957,021	6,678,593

Total credit card	—	43,766,943	43,766,943	48,257,588
Installment loans—Domestic	—	508,407	508,407	1,122,807

Total consumer loans	—	44,275,350	44,275,350	49,380,395

Total securitization adjustments	—	44,275,350	44,275,350	49,380,395

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$54,034,493	$54,034,493	57,766,050
International	—	8,418,836	8,418,836	10,074,326

Total credit card	—	62,453,329	62,453,329	67,840,376
Installment loans
Domestic	—	7,857,080	7,857,080	11,595,693
International	—	58,400	58,400	180,387

Total installment loans	—	7,915,480	7,915,480	11,776,080
Auto loans	—	19,295,218	19,295,218	22,318,970
Mortgage loans	6,974,098	9,211,712	16,185,810	10,912,224
Retail banking	266,632	5,079,628	5,346,260	5,402,783

Total consumer loans	7,240,730	103,955,367	111,196,097	118,250,433
Commercial loans
Commercial and multi-family real estate	435,338	13,485,093	13,920,431	12,997,111
Middle market	326,236	9,661,001	9,987,237	9,768,420
Specialty lending	—	3,542,350	3,542,350	3,634,212
Small ticket commercial real estate	—	2,412,400	2,412,400	2,695,570

Total commercial loans	761,574	29,100,844	29,862,418	29,095,313

Total managed loans held for investment	8,002,304	$133,056,211	$141,058,515	$147,345,746

(1)	Represents the acquired loan portfolio from Chevy Chase Bank by loan type, excluding certain purchase accounting adjustments. Balances and averages for the three months ended September 30, 2009.

	Three Months Ended September 30
(Dollars in thousands)	2009			2008
	CCB Acquired Loans(1)	All Other Loans	Total	Total
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$18,174,383	$18,174,383	16,880,466
International	—	2,375,477	2,375,477	3,252,048

Total credit card	—	20,549,860	20,549,860	20,132,514
Installment loans
Domestic	—	7,102,461	7,102,461	10,467,396
International	—	69,567	69,567	216,297

Total installment loans	—	7,172,028	7,172,028	10,683,693
Auto loans	—	19,635,979	19,635,979	22,870,070
Mortgage loans	7,313,434	9,192,570	16,506,004	11,092,557
Retail banking	295,645	5,220,002	5,515,647	5,391,590

Total consumer loans	7,609,079	61,770,439	69,379,518	70,170,424
Commercial loans
Commercial and multi-family real estate	464,670	13,491,795	13,956,465	12,937,927
Middle market	451,494	9,473,355	9,924,849	9,303,068
Specialty lending	—	3,753,054	3,753,054	3,657,406
Small ticket commercial real estate	—	2,470,961	2,470,961	2,709,568

Total commercial loans	916,164	29,189,165	30,105,329	28,607,969

Total reported loans held for investment	8,525,243	90,959,604	99,484,847	$98,778,393

Securitization adjustments:
Consumer loans
Credit cards
Domestic	—	37,456,719	37,456,719	39,998,113
International	—	6,164,192	6,164,192	7,234,884

Total credit card	—	43,620,911	43,620,911	47,232,997
Installment loans—Domestic	—	564,962	564,962	1,236,008

Total consumer loans	—	44,185,873	44,185,873	48,469,005

Total securitization adjustments	—	44,185,873	44,185,873	48,469,005

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$55,631,102	$55,631,102	56,878,579
International	—	8,539,669	8,539,669	10,486,932

Total credit card	—	64,170,771	64,170,771	67,365,511
Installment loans
Domestic	—	7,667,423	7,667,423	11,703,404
International	—	69,567	69,567	216,297

Total installment loans	—	7,736,990	7,736,990	11,919,701
Auto loans	—	19,635,979	19,635,979	22,870,070
Mortgage loans	7,313,434	9,192,570	16,506,004	11,092,557
Retail banking	295,645	5,220,002	5,515,647	5,391,590

Total consumer loans	7,609,079	105,956,312	113,565,391	118,639,429
Commercial loans
Commercial and multi-family real estate	464,670	13,491,795	13,956,465	12,937,927
Middle market	451,494	9,473,355	9,924,849	9,303,068
Specialty lending	—	3,753,054	3,753,054	3,657,406
Small ticket commercial real estate	—	2,470,961	2,470,961	2,709,568

Total commercial loans	916,164	29,189,165	30,105,329	28,607,969

Total managed loans held for investment	8,525,243	135,145,477	$143,670,720	$147,247,398

(1)	Represents the acquired loan portfolio from Chevy Chase Bank by loan type, excluding certain purchase accounting adjustments. Balances and averages included for the three months ended September 30, 2009.

	Nine Months Ended September 30
(Dollars in thousands)	2009			2008
	CCB Acquired Loans(1)	All Other Loans	Total	Total
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$19,986,283	$19,986,283	$19,169,606
International	—	2,598,518	2,598,518	3,417,019

Total credit card	—	22,584,801	22,584,801	22,586,625
Installment loans
Domestic	—	8,044,930	8,044,930	7,237,374
International	—	85,933	85,933	86,001

Total installment loans	—	8,130,863	8,130,863	7,323,375
Auto loans	—	20,348,645	20,348,645	23,963,449
Mortgage loans	5,950,655	9,148,028	15,098,683	11,477,156
Retail banking	238,810	5,349,726	5,588,536	5,020,181

Total consumer loans	6,189,465	65,562,063	71,751,528	70,370,786

Commercial loans
Commercial and multi-family real estate	369,973	13,448,536	13,818,509	12,745,181
Middle market	372,978	9,744,946	10,117,924	8,863,454
Specialty lending	—	3,577,529	3,577,529	3,599,527
Small ticket commercial real estate	—	2,537,264	2,537,264	3,269,738

Total commercial loans	742,951	29,308,275	30,051,226	28,477,900

Total reported loans held for investment	6,932,416	94,870,338	101,802,754	98,848,686

Securitization adjustments:
Consumer loans
Credit cards
Domestic	—	37,361,868	37,361,868	40,377,128
International	—	5,756,303	5,756,303	7,447,126

Total credit card	—	43,118,171	43,118,171	47,824,254
Installment loans—Domestic	—	701,613	701,613	1,513,121
Auto loans	—	—	—	37,891

Total consumer loans	—	43,819,784	43,819,784	49,375,266

Total securitization adjustments	—	43,819,784	43,819,784	49,375,266

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$—	$57,348,151	$57,348,151	59,546,734
International	—	8,354,821	8,354,821	10,864,145

Total credit card	—	65,702,972	65,702,972	70,410,879
Installment loans
Domestic	—	8,746,543	8,746,543	8,750,495
International	—	85,933	85,933	86,001

Total installment loans	—	8,832,476	8,832,476	8,836,496
Auto loans	—	20,348,645	20,348,645	24,001,340
Mortgage loans	5,950,655	9,148,028	15,098,683	11,477,156
Retail banking	238,810	5,349,726	5,588,536	5,020,181

Total consumer loans	6,189,465	109,381,847	115,571,312	119,746,052
Commercial loans
Commercial and multi-family real estate		13,448,536	13,818,509	12,745,181
Middle market	369,973	9,744,946	10,117,924	8,863,454
Specialty lending	372,978	3,577,529	3,577,529	3,599,527
Small ticket commercial real estate	—	2,537,264	2,537,264	3,269,738

Total commercial loans	742,951	29,308,275	30,051,226	28,477,900

Total managed loans held for investment	6,932,416	$138,690,122	$145,622,538	148,223,952

(1)	Represents the acquired loan portfolio from Chevy Chase Bank by loan type, excluding certain purchase accounting adjustments. Balances and averages included for the nine months ended September 30, 2009.

TABLE D—COMPOSITION OF REPORTED HELD FOR INVESTMENT LOAN PORTFOLIO

	At September 30
	2009				2008
(Dollars in thousands)	CCB Acquired Loans	All Other Loans	Total Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$7,240,730	$59,680,017	$66,920,747	69.15%	$68,870,038	70.30%
Commercial loans	761,574	29,100,844	29,862,418	30.85%	29,095,313	29.70%

Total	$8,002,304	$88,780,861	$96,783,165	100.00%	$97,965,351	100.00%

TABLE E—DELINQUENCIES

Table E shows loan delinquency trends for the periods presented on a reported and managed basis.

	At September 30
	2009		2008
(Dollars in thousands)	Loans(3)	% of Loans	Loans	% of Loans
Reported(1) (2):
Loans held for investment	$96,783,165	100.00%	$97,965,351	100.00%
Loans delinquent:
30-59 days	1,977,732	2.04%	2,045,312	2.09%
60-89 days	1,103,800	1.14%	934,817	0.95%
90-119 days	542,980	0.56%	461,439	0.47%
120-149 days	196,927	0.20%	184,685	0.19%
150 or more days	161,066	0.17%	142,086	0.15%

Total	$3,982,505	4.11%	$3,768,339	3.85%

Loans delinquent by geographic area:
Domestic	3,800,427	4.03%	3,614,135	3.83%
International	182,078	7.22%	154,204	4.31%
Managed(1)(2):
Loans held for investment	$141,058,515	100.00%	$147,345,746	100.00%
Loans delinquent:
30-59 days	2,703,253	1.92%	2,699,611	1.83%
60-89 days	1,676,933	1.19%	1,399,640	0.95%
90-119 days	991,868	0.70%	847,857	0.58%
120-149 days	575,370	0.41%	513,472	0.35%
150 or more days	469,541	0.33%	413,899	0.28%

Total	$6,416,965	4.55%	$5,874,479	3.99%

Loans delinquent by geographic area:
Domestic	$5,815,855	4.39%	$5,297,930	3.86%
International	$601,110	7.05%	$576,549	5.62%

(1)	All loans are accruing loans except for consumer auto loans included in the 90-119 days past due bucket of $145.3 million and $169.4 million as of September 30, 2009 and 2008, respectively. See Table G-Nonperforming Assets.
(2)	Includes credit card loans that continue to accrue finance charges and fees until charged off. The amounts are net of finance charges and fees considered uncollectible that are suppressed and are not recognized in income. At September 30, 2009, and 2008, $517.0 million and $445.7 had been reserved for finance charges and fees considered uncollectible.
(3)	The Chevy Chase Bank acquired loan portfolio is included in loans held for investment, but excluded from loans delinquent as these loans are considered performing under ASC 805-10/SFAS 141(R) and/or ASC310-10/SOP 03-3. As of September 30, 2009 the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $348.4 million. For loans 90+ days past due see Table G-Nonperforming Assets.

TABLE F—NET CHARGE-OFFS

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2009	2008	2009	2008
Reported:
Average loans held for investment (1)	$99,484,847	$98,778,393	$101,802,754	$98,848,686
Net charge-offs (2)	1,127,465	872,077	3,384,407	2,432,259
Net charge-offs as a percentage of average loans held for investment	4.53%	3.53%	4.43%	3.28%

Managed:
Average loans held for investment (1)	$143,670,720	$147,247,398	$145,622,538	$148,223,952
Net charge-offs (2)	2,154,632	1,583,430	6,234,329	4,598,648
Net charge-offs as a percentage of average loans held for investment	6.00%	4.30%	5.71%	4.14%

Acquired Loan Portfolio:
Average loans held for investment	$8,525,243		$6,100,585
Net charge-offs	118,478		310,329
Net charge-offs as a percentage of average loans held for investment	5.56%		6.78%

Credit Mark:
Balance beginning of period	$2,006,287		$2,205,853 (3)
Less: principal and non-principal losses on acquired portfolio	126,346		325,912

Balance end of period	$1,879,941		$1,879,941

(1)	Includes average Chevy Chase Bank acquired loan portfolio of $8.5 billion and $6.1 billion, for the three and nine months ended September 30, 2009, respectively.
(2)	Charge-offs exclude net charge-offs of $118.5 million and $310.3 million on the Chevy Chase Bank acquired loan portfolio for the three and nine months ended September 30, 2009, respectively. Charge-offs on the Chevy Chase Bank acquired loan portfolio are applied against the credit mark established under ASC 805-10/FAS 141(R) upon acquisition.
(3)	As of the acquisition date of February 27, 2009.

TABLE G—NONPERFORMING ASSETS

Table G shows a summary of nonperforming assets for the period indicated.

	As of September 30
(Dollars in thousands)	2009	2008
Nonperforming assets:
Nonperforming loans held for investment(1)(2):
Commercial loans
Commercial and multi-family real estate	$344,009	$138,634
Middle market	115,654	21,595
Specialty lending	65,503	13,991
Small ticket commercial real estate	264,120	118,130

Total commercial loans	789,286	292,350
Consumer loans
Automobile	145,335	169,384
Mortgages	275,003	95,456
Other consumer loans	124,622	98,106

Total consumer loans	544,960	362,946

Total nonperforming loans held for investment	1,334,246	655,296
Foreclosed property(4)	230,758	76,238
Repossessed assets	37,998	51,265

Total nonperforming assets	$1,603,002	$782,799

Nonperforming loans as a percentage of loans held for investment(3)	1.50%	0.67%
Nonperforming assets as a percentage of loans held for investment(3)	1.81%	0.80%

(1)	Our policy is not to classify credit card loans as nonperforming loans. See Table E-Delinquencies for accruing loans contractually past due 90 days or more.
(2)	Excludes loans acquired with the Chevy Chase Bank acquisition and contractually 90+ days past due of $1,143.6 million as these loans have been recorded at fair value and are considered performing in accordance with ASC 805-10/SFAS 141(R) and/or ASC 310-10/SOP 03-3.
(3)	Loans held for investment includes the acquired loan portfolio of Chevy Chase Bank of $8.0 billion.
(4)	The acquisition of Chevy Chase Bank added $146.6 million to foreclosed property.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars In Thousands)	2009	2008	2009	2008
Balance at beginning of period	$4,481,827	$3,311,003	$4,523,960	$2,963,000
Provision for loan and lease losses:
Domestic	1,238,925	1,009,078	3,337,122	2,848,211
International	(65,760)	84,839	49,218	153,908

Total provision for loan and lease losses(1)	1,173,165	1,093,917	3,386,340	3,002,119

Other(1)	(14,034)	(13,233)	(12,400)	(13,250)
Charge-offs:
Consumer loans:
Domestic	(1,016,047)	(850,772)	(3,093,245)	(2,378,457)
International	(71,420)	(65,108)	(212,267)	(189,751)

Total consumer loans	(1,087,467)	(915,880)	(3,305,512)	(2,568,208)
Commercial loans	(230,871)	(124,995)	(670,422)	(369,144)

Total charge-offs	(1,318,338)	(1,040,875)	(3,975,934)	(2,937,352)

Principal recoveries:
Consumer loans:
Domestic	160,575	138,029	508,075	411,435
International	14,574	16,061	38,149	46,665

Total consumer loans	175,149	154,090	546,224	458,100
Commercial loans	15,724	14,708	45,303	46,993

Total principal recoveries	190,873	168,798	591,527	505,093

Net charge-offs(2)	(1,127,465)	(872,077)	(3,384,407)	(2,432,259)

Balance at end of period	$4,513,493	$3,519,610	$4,513,493	$3,519,610

Allowance for loan and lease losses to loans held for investment at end of period	4.66%	3.59%	4.66%	3.59%

Allowance for loan and lease losses by geographic distribution:
Domestic	$4,291,219	$3,319,801	$4,291,219	$3,319,801
International	222,274	199,809	222,274	199,809

Allowance for loan and lease losses by loan category:
Consumer loans:
Domestic	$3,620,339	$3,042,811	$3,620,339	$3,042,811
International	222,274	199,809	222,274	199,809

Total consumer loans	3,842,613	3,242,620	3,842,613	3,242,620
Commercial loans	670,880	276,990	670,880	276,990

Allowance for loan and lease losses	$4,513,493	$3,519,610	$4,513,493	$3,519,610

(1)	The Company recorded an increase in the unfunded commitment reserve of $16.1 million during the third quarter of 2009. This reserve is included in the provision for loan and lease losses on the income statement and in other liabilities on the balance sheet; as such it is subtracted from the allowance for loan and lease losses recalculation as reflected in the Other line item.
(2)	Excludes Chevy Chase Bank acquired loan portfolio as charge-offs on that portfolio are applied against the credit mark. See Table F for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under our Annual Report on Form 10-K for the year ended December 31, 2008, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. No material changes have occurred during the three month period ended September 30, 2009.

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

See our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent updates in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009, Item 1A “Risk Factors” for a summary of our risk factors. For additional information about potential liabilities related to GreenPoint and Chevy Chase Bank mortgage loan origination operations and related reserves, see MD&A – Chevy Chase Bank Acquisition and MD&A—Discontinued Operations – GreenPoint Mortgage Loan Origination Operations.

Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount that May Yet Be Purchased Under the Plan or Program
July 1-31, 2009	93,384	$29.61	—	$2,000,000
August 1-31, 2009	7,083	$29.71	—	$2,000,000
September 1-30, 2009	2,541	$37.25	—	$2,000,000

Total	103,008		—

(1)	Shares purchased represent share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 12, 2006, between Capital One Financial Corporation and North Fork Bancorporation (incorporated by reference to the Corporation’s Report on Form 8-K, filed on March 16, 2006).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended October 30, 2008) (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed November 3, 2008).

4.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K filed March 5, 2004).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.5	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.6	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.7	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.8	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York as institutional trustee, The Bank of New York Mellon, formerly known as The Bank of New York as institutional trustee, BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

Exhibit No.	Description
4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, formerly known as The Bank of New York, as institutional trustee, BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, formerly known as The Bank of New York, as institutional trustee, BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

Exhibit No.	Description
4.8.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1	Amendments to Processing Services Agreement, effective October 31, 2008, between the Corporation and Total System Services, Inc. (confidential treatment requested for portions of these amendments) (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending September 30, 2008).

10.2	Form of Employment Agreement between Capital One Financial Corporation and its named executive officers (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the period ending March 31, 2009).

10.3	Employment Agreement between Capital One Financial Corporation and Lynn Pike (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ending March 31, 2009).

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-Q.
**	Information in this 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: November 6, 2009	By:	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer