Form 10-K
period 2009-12-31
CAPITAL ONE FINANCIAL CORP
filed 2010-02-26
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2009.

Common Stock, $.01 Par Value: $9,845,379,877*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2010.

Common Stock, $.01 Par Value: 455,293,746 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 24, 2010 are incorporated by reference into Part III.

CAPITAL ONE FINANCIAL CORPORATION

2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Overview

Capital One Financial Corporation (the “Corporation”) is one of the largest financial institutions in the United States, incorporated in Delaware on July 21, 1994. The Corporation’s principal subsidiaries include Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products, and deposit products; and Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients. The Corporation and its subsidiaries are collectively referred to as the “Company.” Unless indicated otherwise, the terms “Corporation” “Capital One” “we” “us” and “our” refer to the Corporation and its consolidated subsidiaries.

As of December 31, 2009, we had $115.8 billion in deposits and $136.8 billion in managed loans outstanding. We are the fourth largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on managed credit card loans outstanding, and we are the eighth largest depository institution in the United States based on deposits.

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

Our common stock is listed on the New York Stock Exchange under the symbol COF and as of January 31, 2010, the Company’s common stock was held by 16,955 shareholders. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000). The Corporation maintains a website at www.capitalone.com. Documents available on our website include (i) Codes of Business Conduct and Ethics for the Corporation; (ii) the Corporation’s Corporate Governance Principles; and (iii) charters for the Audit and Risk, Compensation, Finance and Trust Oversight, and Governance and Nominating Committees of the Board of Directors. These documents are also available in print to any shareholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronic filing or furnishing such material to the SEC.

Business Description

Capital One is one of the largest financial institutions in the United States. We focus on consumer and commercial lending and deposit taking. Our principal business segments are Credit Card, Commercial Banking and Consumer Banking. For further discussion of our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reportable Segment Summary for Continuing Operations” and “Note 5 – Segments”.

Credit Card Segment. The credit card segment includes the Company’s domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

Commercial Banking Segment. Commercial Banking includes the Company’s lending, deposit gathering and treasury management services to commercial real estate and middle market customers. The Commercial segment also includes the financial results of a national portfolio of small ticket commercial real estate loans that are in run-off mode.

Consumer Banking Segment. Consumer Banking includes the Company’s branch based lending and deposit gathering activities for small business customers as well as its branch based consumer deposit gathering and lending activities, national deposit gathering, national automobile lending, consumer mortgage lending and servicing activities.

Chevy Chase Bank Acquisition

On February 27, 2009, the Company acquired all of the outstanding common stock of Chevy Chase Bank F.S.B., (“Chevy Chase Bank”), one of the largest retail depository institutions in the Washington DC region, in exchange for Capital One common stock and cash with a total value of $475.9 million. Under the terms of the stock purchase agreement, Chevy Chase Bank common shareholders received $445 million in cash and 2.56 million shares of Capital One common stock. The acquisition of Chevy Chase Bank greatly expanded our banking footprint in one of the strongest markets in the country.

Geographic Diversity

Our consumer loan portfolios, including credit cards, are diversified across the United States with modest concentration in New York, New Jersey, Louisiana, and Texas. We also have credit card loans in the U.K. and Canada. Our commercial loans are concentrated in

New York, New Jersey, Louisiana and Texas. See Item 7 “Management’s Discussion and Analysis of Financial Condition and results of Operations – Loans Held for Investment”, “Management’s Discussion and Analysis of Financial Condition and results of Operations – Credit Concentration” and “Note 24—Significant Concentration of Credit Risk” for further details.

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

Second, we recognize that credit issues are a frequent cause of financial institution stress and that we are exposed to cyclical changes in credit quality. Consequently, we try to ensure our credit portfolio is resilient to economic downturns. Our most important tool is sound underwriting, using what we deem to be conservative assumptions. In unsecured consumer loan underwriting, we assume that loans will be subject to an environment in which losses are significantly higher than those prevailing at the time of underwriting. In commercial underwriting, we insist on strong cash flow, strong collateral, and strong covenants and guarantees. In addition to conservative underwriting, we aggressively monitor our portfolio and aggressively collect or work out distressed loans.

Third, we recognize that reputational risk is of particular concern in today’s turbulent environment. Consequently, our CEO and executive team manage both tactical and strategic reputation issues and build our relationships with the government, media, and other constituencies to help strengthen the reputations of both Capital One and our industry. This includes taking public positions in support of better consumer practices in our industry and, where possible, unilaterally implementing those practices in our business.

Finally, we recognize that maintaining appropriate capital levels is a concern in today’s environment. See Item 7 “Management’s Discussion and Analysis of Financial Condition and results of Operations – Capital,” for further information regarding capital.

Risk Management Roles and Responsibilities

The Board of Directors is responsible for establishing Capital One’s overall risk framework; approving and overseeing execution of the Enterprise Risk Management Policy and key risk category policies; establishing the Company’s risk appetite; and regularly reviewing Capital One’s risk profile.

The Chief Risk Officer, who reports to the CEO, is responsible for overseeing Capital One’s risk management program and driving appropriate action to resolve any weaknesses. The risk management program begins with a set of policies and risk appetites approved by the Board that are implemented through a system of risk committees and senior executive risk stewards. The company has established risk committees at both the corporate and divisional level to identify and manage risk. In addition, we have assigned a senior executive expert to each of eight risk categories (the risk stewards). These executive risk stewards work with the Chief Risk Officer and the risk committees to ensure that risks are identified and given appropriate priority and attention. The Chief Risk Officer aggregates the results of these processes to assemble a view of the company’s risk profile. Both management and the Board regularly review the risk profile.

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

Control Activities are the day-to-day backbone of our Enterprise Risk Management Program. Controls provide reasonable assurance that financial accounting and reporting, legal, regulatory, and business requirements are met, and identified risks are being mitigated, avoided, or accepted according to our risk appetite. We have practices in place to ensure key controls are established, evaluated, and effective in preventing a breakdown. Control activities include the monitoring of adherence to current requirements, regular reporting to management, and regular reviews and sign-offs. They also include the resolution of regulatory and audit findings and issues and the procedures that trigger objective setting and risk assessments when new business opportunities are evaluated or business hierarchy changes occur.

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

Risk Appetite

Capital One organizes its Enterprise Risk Management Program around eight risk categories. The risk categories enable us to efficiently aggregate risks, provide a mechanism to discuss risk appetite, and facilitate the assignment of expert risk resources to support our business activities. We customize specific risk objectives and control methodologies to each risk category; they share, at the highest level, a common approach to describing and measuring risk appetite. Risk appetites are approved by the Board of Directors and are used both to monitor the company’s evolving risk position and to guide strategic and tactical decision making.

Risk Categories

Capital One’s risk management program is organized around eight risk categories. They are:

Liquidity Risk: is the risk that future financial obligations are not met or future asset growth cannot occur because of an inability to obtain funds at a reasonable price within a reasonable time. The Chief Financial Officer is the accountable executive for liquidity risk.

Liquidity strength is assessed through balance sheet metrics, and stress testing is used to ensure that Capital One can withstand significant degradation in the funding markets (particularly in the wholesale funding markets). We regularly evaluate our liquidity position under various liquidity stress scenarios with management’s Asset/Liability Management Committee and the Finance and Trust Oversight Committee of the Board, providing recommendations for any necessary actions to ensure our liquidity risk exposure is well managed. Management reports liquidity metrics to the Finance and Trust Oversight Committee no less than quarterly. Breaches in liquidity policy limits are reported to the Treasurer as soon as they are identified and to the Asset/Liability Management Committee at the next regularly scheduled committee meeting, unless said breach activates the Liquidity Contingency Plan. Breaches are also reported to the Finance and Trust Oversight Committee no later than the next regularly scheduled meeting. Detailed processes, requirements and controls are contained in our policies and supporting procedures.

Credit Risk: is the risk of loss from a borrower’s failure to meet the terms of any contract or failure to otherwise perform as agreed. There are four primary sources of credit risk: (1) changing economic conditions, which affect borrowers’ ability to pay and the value of any collateral; (2) a changing competitive environment, which affects customer debt loads, borrowing patterns and loan terms; (3) our underwriting strategies and standards, which determine to whom we offer credit and on what terms; and (4) the quality of our internal controls, which establish a process to test that underwriting conforms to our standards and identifies credit quality issues so we can act upon them in a timely manner. The Chief Risk Officer is the accountable executive for credit risk.

We have quantitative credit risk guidelines for each of our lines of business. We conduct portfolio and decision level monitoring and stress tests using economic and legislative stress scenarios. Credit risk objectives are achieved by establishing a credit governance framework and by establishing policies, procedures, and controls for each step in the credit process. The Board, Chief Executive Officer, Chief Risk Officer, Chief Consumer and Commercial Credit Officers, and Division Presidents have specific accountable roles in the management of credit risk. These include policy approval, creation of credit strategy, review of credit position, and delegation of authority. Our evolving credit risk position and recommendations to address issues are reviewed by management’s Credit Policy Committee and the Board of Directors.

Reputation Risk: is the risk to market value, recruitment, and retention of talented associates and a loyal customer base due to the negative perceptions of Capital One’s internal and external stakeholders regarding Capital One’s business strategies and activities. The Company’s General Counsel is the accountable executive for reputation risk.

Reputation risk is managed and owned by business areas in accordance with our Reputation Risk Policy. Each Division President is responsible for highlighting potential reputational issues and executing appropriate risk mitigation activities. Our Corporate Affairs Department assists these executives in evaluating the reputation risk of new and existing business activities and is responsible for assessing and reporting our aggregate reputation risk and the state of Capital One’s reputation with specific stakeholders, to the General Counsel, Chief Risk Officer, and management’s Risk Management Committee.

Market Risk: is the risk that earnings or the economic value of equity will under-perform due to changes in interest rates, foreign exchange rates (market rates), or other financial market asset prices. Our ability to manage market risks contributes to our overall capital management. The Chief Financial Officer is the accountable executive for market risk.

The market risk positions of Capital One’s banking entities and the consolidated Company are calculated separately and in total, are compared to the pre-established limits, and are reported to management’s Asset/Liability Management Committee and the Finance and Trust Oversight Committee of the Board no less than quarterly. Management is authorized to utilize financial instruments to actively manage market risk exposure. Detailed processes, requirements and controls are contained in our policies and supporting procedures.

Strategic Risk: is the risk that Capital One fails to achieve short and long-term business objectives because we fail to develop the products, capabilities, and competitive position necessary to attract consumers, compete with competitors and withstand market volatility. The result is a failure to deliver returns expected by stakeholders (customers, associates, shareholders, investors, communities, and regulators). The Chief Executive Officer is the accountable executive for Capital One strategy.

The Chief Executive Officer develops an overall corporate strategy and leads alignment of the entire organization with this strategy through definition of strategic imperatives and top-down communication. The Chief Executive Officer and other senior executives spend significant time throughout the entire company sharing the Company’s strategic imperatives to promote an understanding of our strategy and connect it to day-to-day associate activities to enable effective execution. Division Presidents are accountable for defining business strategy within the context of the overall corporate level strategy and Strategic Imperatives. Business strategies are integrated into the Corporate Strategic Plan and are reviewed and approved separately and together on an annual basis by the Chief Executive Officer and the Board of Directors.

Operational Risk: is the risk of direct or indirect financial loss from failed or inadequate processes, associate capabilities or systems, or exposure to external events. The risk of financial loss associated with litigation is also included under operational risk. The Chief Compliance Officer is the accountable executive for establishment of risk management standards and for governance and monitoring of operational risk at a corporate level. Division Presidents have primary accountability for management of operational risk within their business areas.

While most operational risks are managed and controlled by business areas, the Operational Risk Management Program establishes requirements and control processes that assure certain consistent practices in the management of operational risk, and provides transparency to the corporate operational risk profile. Our Operational Risk Management Program also includes two primary additional functions. Operational Risk Reporting involves independent assessments of the control and sustainability of key business processes at a corporate and business area level, and such assessments are provided to the Chief Risk Officer, management’s Risk Management Committee, and the Audit and Risk Committee of the Board. The Operational Risk Capital function, in conjunction with the corporate capital process managed by Global Finance, establishes necessary operational risk capital levels to assure resiliency against extreme operational risk event scenarios.

Operational Risk results and trends are reported to the Risk Management Committee and the Audit and Risk Committee of the Board.

Compliance Risk: is the risk of financial loss due to regulatory fines or penalties, restriction or suspension of business, or cost of mandatory corrective action as a result of failing to adhere to applicable laws, regulations, and supervisory guidance. Division Presidents are the accountable executives for compliance risk and are responsible for building and maintaining compliance processes. With the Chief Compliance Officer, Division Presidents are jointly accountable for ensuring the Compliance Management Program requirements are met for their division.

We ensure compliance by maintaining an effective Compliance Management Program consisting of sound policies, systems, processes, and reports. The Compliance Management Program provides management with guidance, training, and monitoring to provide reasonable assurance of our compliance with internal and external compliance requirements. Additionally, management and the Corporate Compliance department jointly and separately conduct on-going monitoring and assess the state of compliance. The assessment provides the basis for performance reporting to management and the Board, allows business areas to determine if their compliance performance is acceptable, and confirms effective compliance controls are in place. Business areas embed compliance requirements and controls into their business policies, standards, processes and procedures. They regularly monitor and report on the efficiency of their compliance controls. Corporate Compliance, jointly working with the business, defines and validates a standard compliance monitoring and reporting methodology. Compliance results and trends are reported to management’s Risk Management Committee and the Audit and Risk Committee of the Board.

Legal Risk: is the risk of material adverse impact due to: (i) new and changed laws and regulations; (ii) new interpretations of law; (iii) the drafting, interpretation and enforceability of contracts; (iv) adverse decisions or consequences arising from litigation or regulatory scrutiny; (v) the establishment, management and governance of our legal entity structure; and (vi) the failure to seek or follow appropriate Legal counsel when needed. The company’s General Counsel is the accountable executive for monitoring and controlling legal risk.

Technology / Systems

We leverage information technology to achieve our business objectives and to develop and deliver products and services that satisfy our customers’ needs. A key part of our strategic focus is the development of efficient, flexible computer and operational systems to support complex marketing and account management strategies, the servicing of our customers, and the development of new and diversified products. Our commitment to managing risk and ensuring effective controls is built into all of our strategies. We believe that the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our unique business requirements.

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

The Card division has a program in place to address systems changes associated with the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”), including the recent clarifications from the Federal Reserve. We are on track to meet all systems changes required by the first quarter of 2010.

We also remain on target to complete the systems integration of Chevy Chase Bank in the third quarter of 2010. Additionally, a multi-year effort is underway to build a scalable banking infrastructure.

Funding and Liquidity

A discussion of our funding programs and liquidity has been included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Funding.”

Competition

As a diversified financial institution that markets credit cards and consumer and commercial financial products and services, we face intense competition in all aspects of our business from numerous bank and non-bank providers of financial services.

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

In our Auto Finance business, we face competition from banks and non-bank lenders who provide financing for dealer-originated loans.

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

Employees

A central part of our philosophy is to attract and retain a highly capable staff. As of December 31, 2009, we employed approximately 28,000 employees, whom we refer to as “associates,” and almost 2,900 of whom were formerly employees of Chevy Chase Bank. We view current associate relations to be satisfactory, and none of our associates is covered under a collective bargaining agreement.

Supervision and Regulation

General

The Company is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842) and is subject to the requirements of the BHC Act, including its capital adequacy standards and limitations on the Company’s nonbanking activities. The Company is also subject to supervision, examination and regulation by the Federal Reserve Board (the “Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under Federal Reserve policy, the Corporation is expected to act as a source of financial and managerial strength to any banks that it controls, including COBNA and CONA (the “Banks”), and to commit resources to support them.

On May 27, 2005, the Company became a “financial holding company” under the Gramm-Leach-Bliley Act amendments to the BHC Act (the “GLBA”). The GLBA removed many of the restrictions on the activities of BHCs that become financial holding companies. A financial holding company, and the non-bank companies under its control, are permitted to engage in activities considered financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting and dealing and merchant banking activities); incidental to financial activities; or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

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

COBNA and CONA are national associations chartered under the laws of the United States, the deposits of which are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. In addition to regulatory requirements imposed as a result of COBNA’s international operations (discussed below), COBNA and CONA are subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (“OCC”) and the FDIC.

The Company is also registered as a financial institution holding company under Virginia law and, as such, is subject to periodic examination by Virginia’s Bureau of Financial Institutions. The Company also faces regulation in the international jurisdictions in which it conducts business (see below under Regulation of International Business by Non – U.S. Authorities).

Regulation of Business Activities

The activities of the Banks as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (the “FCRA”), the CRA and the Service members Civil Relief Act, as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order the Banks to compensate injured borrowers. Borrowers may also have a private right of action for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Banks to collect outstanding balances owed by borrowers. These laws plus state sales finance laws also affect the ability of our automobile financing business to collect outstanding balances.

New Regulations of Consumer Lending Activities

On January 12, 2010, the Federal Reserve released a final rule under Regulation Z (“Truth in Lending”). This final rule incorporates the provisions required to implement the Credit CARD Act by February 22, 2010 and the amendments to Truth in Lending under the December 2008 final rule. Now superseded, the Federal Reserve retracted its previous final rules issued to amend Truth in Lending and AA.

Under a previous rulemaking which became effective on August 20, 2009, the Federal Reserve adopted requirements relating to the provision of 45-day prior written notice for any significant changes to a credit card account, including, in some instances, a right to reject such changes. These provisions also adopted new statement delivery requirements. Capital One has implemented the interim final rules for these provisions.

The Federal Reserve’s final rule implementing the provisions of the Credit CARD Act that became effective on February 22, 2010, among other things:

•	Restricts increases in the rates charged on pre-existing credit card balances;

•	prevents “over-the-limit” fees unless a cardholder has agreed to receive over-the-limit protection, and limit the number of such fees that can be charged for the same violation;

•	Limits the amount of fees charged to credit card accounts with lower credit lines;

•	Mandates delivery of periodic statements 21 days before the due date and before the end of any grace period;

•	Requires that payments above the minimum payment be applied to balances with the highest interest rates first; and

•	Prohibits the imposition of interest charges using the “two-cycle” billing method.

The final rule also retains the Federal Reserve’s previous disclosure requirements and other obligations for credit cards and other open-end loans. Among other things, the provisions in the final rule will require extensive changes to disclosures for solicitations and applications, account opening, periodic statements, changes in terms, and convenience checks by July 1, 2010.

After this final rule, only two remaining provisions of the Credit CARD Act remain open for rulemaking. These provisions, effective on August 22, 2010, will ensure that the amount of any penalty fee or charge is “reasonable and proportional to the omission or violation” and may require issuers to reverse interest rates increased since January 1, 2009 on a rolling six-month basis.

For a discussion of the risks posed to the Company as a result of these new regulations, please refer to “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges” under Item 1A. Risk Factors.

Dividends and Transfers of Funds

Traditionally dividends to the Company from its direct and indirect subsidiaries have represented a major source of funds for the Company to pay dividends on its stock, make payments on corporate debt securities and meet its other obligations. There are various federal and state law limitations on the extent to which the Banks can finance or otherwise supply funds to the Company through dividends and loans. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as the Banks, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. However, we expect that the Company may receive a material amount of its funding in the form of dividends from its direct and indirect subsidiaries.

Capital Adequacy

The Banks are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations – Section X. Capital” and “Note 23—Regulatory Matters”. The Banks were well capitalized under these guidelines as of December 31, 2009.

Basel II

Implementation of the international accord on revised risk-based capital rules known as “Basel II” continues to progress. U.S. Federal banking regulators finalized the “Advanced” version of Basel II in December 2007 and they issued a Notice of Proposed Rulemaking for the “Standardized” version in June 2008. In December 2009, the Basel Committee on Banking Supervision released a proposal for additional capital and liquidity requirements, though it is not clear how these proposals will impact current regulations. Neither the “Advanced” nor “Standardized” version is mandatory for the Company, but the Advanced version could become so, due to growth in the Company’s reported assets. Alternatively, the Company might elect to comply with either the Advanced or Standardized versions of Basel II in the future. Application of the new capital rules could require us to increase the minimum level of capital that we hold. Compliance might also require a material investment of resources. We will continue to closely monitor regulators’ implementation of the new rules with respect to the large institutions that are subject to it and assess the potential impact to us.

Deposits and Deposit Insurance

Each of the Banks, as an insured depository institution, is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of insured depository institutions up to prescribed limits for each depositor. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act permits the FDIC to set a Designated Reserve Ratio (“DRR”) for the DIF. To maintain the DIF, member institutions may be assessed an insurance premium and the FDIC may take action to increase insurance premiums if the DRR falls below its required level.

The FDIC has established a plan to restore the DIF in the face of recent insurance losses and future loss projections. As such, in the past year, the FDIC has issued rules that generally increase deposit insurance rates and are expected to improve risk differentiation so that riskier institutions bear a greater share of insurance premiums. As part of the restoration plan, the FDIC imposed a five basis point special assessment on a bank’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC recently increased annual assessment rates again by three basis points beginning 2011. The FDIC also recently issued a final rule that required banks to prepay on December 31, 2009 their estimated quarterly risk-based assessment for the fourth quarter of 2009 and for 2010, 2011, and 2012. In connection with the rule, the Company has prepaid approximately $700 million, which is included within Other Assets.

On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which included the Transaction Account Guarantee Program (“TAGP”). The TAGP provides unlimited deposit insurance coverage for non-interest bearing transaction accounts (including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account) and certain interest-bearing accounts (negotiable order of withdrawal (NOW) accounts with interest rates of 0.5 percent or less and lawyers trust accounts) at FDIC-insured depository institutions. The TAGP was originally scheduled to expire on December 31, 2009, but was extended through June 30, 2010 for those institutions that choose to participate. The Banks are participating in the TAGP extension. Extension assessment costs are an annualized 15 basis point fee on the balance of each covered account in excess of the current FDIC insurance limit of $250,000.

The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for a bank could have a material adverse effect on its liquidity and its earnings.

Banks may accept brokered deposits as part of their funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations—Section X. Capital”, only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. Adequately-capitalized institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution’s normal market area or, for deposits from outside the institution’s normal market area, the national rate on deposits of comparable maturity.

Overdraft Protection

The Federal Reserve amended Regulation E on November 12, 2009, to limit the ability to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer opts into such payment of overdrafts. The new rule does not apply to overdraft services with respect to checks, ACH transactions, or recurring debit card transactions, or to the payment of overdrafts pursuant to a line of credit or a service that transfers funds from another account. We are required to provide to customers written notice describing our overdraft service, fees imposed, and other information, and to provide customers with a reasonable opportunity to opt in to the service. Before we may assess fees for paying discretionary overdrafts, a customer must affirmatively opt in, which could negatively impact our deposit business revenue.

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

We believe that our account management and loss allowance practices are prudent and appropriate and, therefore, consistent with the Guidance. We caution, however, the Guidance provides wide discretion to bank regulatory agencies in the application of the Guidance to any particular institution and its account management and loss allowance practices. Accordingly, under the Guidance, bank examiners could require changes in our account management or loss allowance practices in the future, and such changes could have an adverse impact on our financial condition or results of operation.

Privacy and Fair Credit Reporting

The Gramm-Leach-Bliley Act (“GLBA”) requires a financial institution to describe in a privacy notice certain of its privacy and data collection practices and requires that customers or consumers, before their nonpublic personal information is shared with nonaffiliated third parties, be given a choice (through an opt-out notice) to limit the sharing of such information about them with nonaffiliated third persons unless the sharing is required or permitted under the GLBA as implemented. The Company and the Banks have written privacy notices that are available through the website of the Company, the relevant legal entity, or both, and are delivered to consumers and customers when required under the GLBA. In accordance with the privacy notices noted above, the Company and the Banks protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others to the extent they use or share such lists. The Company and the Banks require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLBA. To the extent that the GLBA and the FCRA require the Company or one or more of the Banks to provide customers and consumers the opportunity to opt out of sharing information, then the relevant entity or entities provide such options in the privacy notice. In addition to adopting federal requirements regarding privacy, the GLBA also permits individual states to enact stricter laws relating to the use of customer information. To date, at least California and Vermont have done so by statute, regulation or referendum, and other states may consider proposals which impose additional requirements or restrictions on the Company and/or the Banks. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Company and/or one or more of the Banks may need to amend their privacy policies and adapt their internal procedures.

Under Section 501(b) of the GLBA, among other sources of statutory authority, including state law, the Banks and the Company are required to observe various data security-related requirements, including establishing information security and data security breach response programs and properly authenticating customers before processing or enabling certain types of transactions or interactions. The failure to observe any one or more of these requirements could subject the Banks or the Company to enforcement action or litigation.

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

Investment in the Company and the Banks

Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of capital stock of the Company in excess of the amount which can be acquired without regulatory approval. Each of the Banks is an “insured depository institution” within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of the Corporation without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of voting stock of the Company. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations. Additionally, COBNA and CONA are “banks” within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the “Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Bureau of Financial Institutions.

Non-Bank Activities

The Company’s non-bank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Insurance agency subsidiaries are regulated by state insurance regulatory agencies in the states in which they operate. Capital One Agency LLC is a licensed insurance agency that is regulated by the New York State Insurance Department in its home state and by the state insurance regulatory agencies in the states in which it operates. Capital One Agency LLC provides both personal and business insurance services to retail and commercial clients. Chevy Chase Insurance Agency, Inc. is a licensed insurance agency that is regulated by the Maryland State Insurance Administration in its home state and by the state insurance regulatory agencies in the states in which it operates. The Company plans to merge Chevy Chase Insurance Agency, Inc. with and into Capital One Agency LLC in 2010.

Capital One Investment Services LLC, Capital One Southcoast Capital, Inc., and Chevy Chase Securities, Inc. are registered broker-dealers regulated by the Securities and Exchange Commission and the Financial Industry Regulatory Authority. The Company’s broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The Company plans to merge Chevy Chase Securities, Inc. with and into Capital One Investment Services LLC in 2010.

Capital One Asset Management LLC, Capital One Financial Advisors LLC and Chevy Chase Securities, Inc. are registered investment advisers regulated under the Investment Advisers Act of 1940. Capital One Asset Management provides investment advice to institutions, foundations and endowments, and high net worth individuals. Chevy Chase Securities, Inc. provides investment advice to institutions, foundations and endowments, and high net worth individuals, as well as being a registered broker-dealer as described above. The Company plans to transfer the investment advisory services and licenses associated with Chevy Chase Securities, Inc. to Capital One Financial Advisors, LLC in 2010.

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

Interstate Taxation

Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. The Company has accounted for this matter applying the recognition and measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“ASC 740-10/FIN 48”).

Legislation

Preamble

The information contained in this section is current as of February 19, 2010.

Credit Card

In May 2009, the President signed the Credit CARD Act into law. Different provisions of this legislation become effective on February 22, 2010 and August 22, 2010. For further information on the Credit CARD Act, see “Supervision and Regulation – New Regulations of Consumer Lending Activities.”

The Credit CARD Act also requires the Government Accountability Office (GAO) to conduct a study on interchange fees. The GAO released their report, “Credit Cards: Rising Interchange Fees Have Increased Costs for Merchants, but Options for Reducing Fees Pose Challenges” on November 19, 2009.

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

In addition, Congressman Peter Welch (D-VT) has also introduced a bill that attempts to change many of the fundamental rules of the networks and focuses on: (i) honoring all cards: (ii) minimum/maximum transaction amounts; and (iii) premium card pricing, among other issues. To date, a companion bill has not been introduced in the Senate. A legislative hearing was held on October 8, 2009 in the House Financial Services Committee; however, no additional action is currently scheduled.

Financial Regulatory Reform

In June 2009, the Treasury Department released the Administration’s proposal for Regulatory Reform. This proposal overhauls the financial regulatory structure in several significant respects. Among other changes, the proposal would give authority to the Federal Reserve Board to serve as the nation’s financial services systemic risk regulator, with new enhanced scrutiny over financial institutions that are deemed “too big to fail.”

The Administration’s proposal would also establish a Consumer Financial Protection Agency (CFPA), a new government agency with sole rule writing authority for consumer financial protection statutes. As proposed, the CFPA’s authority would cover all consumer financial products including any loan, deposit account or other financial product. The proposal would also give states the authority to enforce federal laws regardless of a bank’s charter, and it would abolish federal preemption of conflicting state consumer protection laws, requiring national banks to meet up to 50 separate sets of standards.

In January 2010, the President also proposed implementing “Volcker Rule” limitations that would place new restrictions on the size and scope of banks and other financial institutions. Specifically, no bank would be permitted to “own, invest in or sponsor a hedge fund or a private equity fund, or proprietary trading operations unrelated to serving customers for its own profit” and broader limits would be placed on increases in the market share of liabilities at the largest financial firms to supplement existing limitations with respect to the market share of deposits. We do not expect that this proposed rule would affect any of our existing businesses.

On December 11, 2009, the House passed the Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”) The legislation would create the CFPA and the new agency would have oversight over most consumer protection laws (except the Community Reinvestment Act) 180 days after the bill is enacted into law. The Wall Street Reform Act allows for federal preemption of state consumer protection laws only in cases where the state laws “prevent, significantly interfere with, or materially impair” the ability of national banks to engage in the business of banking.

Additionally, the Wall Street Reform Act addresses systemic risk and resolution authority in a number of ways. First, it would create an inter-agency Financial Services Oversight Council that would identify and regulate financial institutions that pose systemic risks, and these institutions would be subject to heightened oversight and regulation. The Wall Street Reform Act also establishes a process for dismantling failing, systemically risky firms and requires assessments of financial companies with over $50 billion in assets to pay for a Systemic Dissolution Fund.

The Wall Street Reform Act would also make certain changes to the manner in which fees are assessed against financial institutions by the FDIC. First, the amount of the FDIC’s assessment would be determined based on average total assets less average tangible equity as opposed to total domestic deposits. Second, the considerations that the FDIC utilizes in its risk-based assessment formula would be modified to include the risks to the deposit insurance fund posed by the uninsured affiliates of the depository institution. Third, the FDIC would be required to consider off-balance sheet exposures when setting its rates. The FDIC’s current authority to establish separate assessment systems for large and small institutions would be eliminated. Furthermore, regulatory agencies would be required to adopt joint regulations requiring creditors and securitizers to retain at least five percent of the credit risk with respect to such credit or security and prohibit the hedge or transfer of such risk. The agencies could reduce or increase the five percent requirement depending on the circumstances.

The Wall Street Reform Act also addresses shareholder measures, including requiring public companies to provide shareholders with a non-binding vote with respect to executive compensation and to have a compensation committee comprised solely of independent directors. Additionally, the federal banking regulators, the Securities and Exchange Commission (SEC), and the Federal Housing Finance Agency (FHFA) would be required to jointly issue regulations prohibiting any compensation package that encourages executives to take risks that could seriously affect the economy or threaten a financial institution’s safety and soundness. The act also includes substantial portions of H.R. 1728, the Mortgage Reform and Anti-Predatory Lending Act, which the House passed in May 2009 (and discussed below in “Housing and Mortgage Lending”).

No companion bill to the Wall Street Reform Act has yet been introduced in the Senate.

Proposed TARP Assessment

In January 2010, the President announced additional proposals that would impact financial institutions. The first proposal would levy a new tax on institutions within the financial sector to recoup the benefits certain institutions have received under government assistance programs, including TARP. The annual fee would be assessed at a rate of 15 basis points of “covered liabilities” for financial firms with more than $50 billion in consolidated assets (excluding Tier 1 capital, FDIC-assessed deposits and insurance policy reserves). To date, Congress has not put forth legislation on this issue. If the proposal is enacted as described above, the impact to the Company is estimated to be $154 million.

Housing and Mortgage Lending

Since 2008, Congress has also focused on the housing market, looking at both retrospective and prospective solutions. In July 2008, legislation was enacted to create additional federal backstops and strengthen regulation of the Government Sponsored Enterprises (“GSEs”), including an overhaul of the Federal Housing Administration (“FHA”) programs. In May 2009, H.R. 1728, the “Mortgage Reform and Anti-Predatory Lending Act” was passed in the House. The legislation would place a federal duty of care on mortgage originators, lower the threshold for loans covered under the Home Ownership and Equity Protection Act (HOEPA), as well as address assignee liability and require that securitizers retain access to all loans packaged and sold. As discussed above, in December 2009, this legislation was included in the Wall Street Reform Act that passed the U.S. House.

In May 2009, the President signed the “Helping Families Save Their Homes Act” which provides various types of foreclosure relief and changes to the mortgage marketplace. Among other things, the law would require the OCC, OTS and HUD to report to Congress on the number and type of loan modifications made by entities under their supervision; provide a limited safe harbor for any mortgage loan servicer that enters into a “qualified loss mitigation plan” with a borrower whose loan is held in a securitization vehicle; make various changes to the HOPE for Homeowners Act of 2008 (H4H) by providing greater incentives for mortgage servicers to engage in modifications and reducing administrative burdens on loan underwriters; require new owners of mortgage loans to give notice to borrowers of the sale, transfer or assignment of the loan within 30 days of such sale, transfer or assignment and to provide certain information; and require 90 days notice to terminate the lease of a bona fide tenant of a foreclosed-upon dwelling.

Bankruptcy

There have been several proposals in Congress to modify the bankruptcy laws to permit homeowners at risk of foreclosure to receive a modification of their primary mortgages. On October 20, 2008, President Bush signed the “National Guard and Reservists Debt Relief Act of 2008,” making bankruptcy filings easier for national guardsmen and reservists.

Broad bankruptcy legislation that could be seen as creating incentives for consumers to choose Chapter 13 bankruptcy as a primary remedy for mortgage related problems was also introduced in 2009. This legislation passed the U.S. House in March 2009; however, when it was offered as an amendment to a separate bill in the U.S. Senate, it was defeated. The Senate sponsor, Senator Dick Durbin, has stated he intends to continue working to enact the legislation and will use other available legislative vehicles, including reintroducing the amendment at a later date. During the House consideration of the comprehensive regulatory reform bill in December 2009, the bankruptcy amendment was offered, but failed. Finally, Senators Whitehouse (D-RI) and Durbin have introduced legislation to disallow claims arising from “high cost consumer credit” in bankruptcy proceedings. The Senate Judiciary Committee has yet to take action on the bill; however, the bill was placed on the Committee calendar for consideration but has not been brought up for debate and vote.

Please see “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges” under Item 1A. Risk Factors for a discussion of the risks posed to the Company as a result of the current legislative environment.

Regulation of International Business by Non—U.S. Authorities

COBNA faces regulation in foreign jurisdictions where it currently operates. In the United Kingdom, COBNA operates through the U.K. Bank, which was established in 2000. The U.K. Bank is regulated by the Financial Services Authority (“FSA”) and licensed by the Office of Fair Trading (“OFT”). The U.K. Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the U.K. However, the U.K Bank no longer takes deposits following the sale of its deposits business in 2009. The U.K. Bank also has been granted a full license by the OFT to issue consumer credit under the U.K.’s Consumer Credit Act. The FSA requires the U.K. Bank to maintain certain regulatory capital ratios at all times and it may modify those requirements at any time. Effective January 1, 2008, the U.K. Bank became subject to new capital adequacy requirements implemented by the FSA as a result of the U.K.’s adoption of the European Capital Requirements Directive, itself an implementation of the Basel II Accord. The U.K. Bank obtains capital through earnings or through capital infusion from COBNA, subject to prior notice requirements under Regulation K of the rules administered by the Federal Reserve. If the U.K. Bank is unable to generate or maintain sufficient capital on favorable terms, it may choose to restrict its growth to reduce the regulatory capital required. Following the introduction of the Capital Requirements Directive, the U.K. Bank continues to have a capital surplus and the impact of the new capital regime has been fully factored into the U.K. Bank’s financial and capital planning. In addition, the U.K. Bank is limited by the U.K. Companies Act in its distribution of dividends to COBNA via its immediate parent undertakings, Capital One Investment Limited and Capital One Holdings Limited, since dividends may only be paid out of the U.K. Bank’s “distributable profits.”

In July 2009, the U.K. government published “Review of the Regulation of Credit and Store Cards,” a report on the credit card industry, and issued a formal consultation in October 2009. The report and consultation focus on the allocation of payments, minimum payment increases, unsolicited credit limit increases, and repricing. The U.K. government is soliciting comments from consumers and the credit card industry, and is expected to propose legislative changes in the second quarter of 2010.

In addition, the U.K. government has proposed a Financial Services Bill which is currently before Parliament that would restrict the issuance of unsolicited credit card checks. If passed as proposed, credit card issuers would not be able to issue credit card checks unless requested by a cardholder and each request would be limited to up to three checks.

Following the passing of the Consumer Credit Directive (the “CCD”) by the European Commission (the “EC”), the U.K consumer credit regime, including the laws and regulations with respect to the marketing of consumer credit products and the design of and disclosure in consumer credit agreements, is due to change significantly. The CCD is also introducing new regulations requiring that certain information be provided to consumers before a credit agreement is entered into and explicit requirements to ensure that any such consumer is creditworthy. The CCD is required to be implemented into U.K law by June 11, 2010, although there are indications that there may be a delay in this implementation timeframe.

The OFT is investigating Visa and MasterCard’s current methods of setting interchange fees applicable to U.K. domestic transactions. Cross-border interchange fees are also coming under scrutiny from the European Commission, which in December 2007 issued a decision notice stating that MasterCard’s interchange fees applicable to cross border transactions are in breach of European Competition Law. MasterCard has appealed this decision. A similar decision is expected in relation to Visa’s cross border interchange fees. The timing of any final resolution of the matter by EC or OFT is uncertain and it is unlikely that there will be any determination before the end of 2011. However, it is likely that interchange fees will be reduced, which could adversely affect the yield on U.K. credit card portfolios.

Following a referral by the OFT, the Competition Commission (the “CC”) launched a market investigation into the supply of Payment Protection Insurance (“PPI”) in the U.K. PPI on mortgages, credit cards, unsecured loans (personal loans, motor loans and hire purchase) and secured loans is included. The CC published its final report on remedies on January 29, 2009, which included point of sale changes and the introduction of an annual PPI statement to customers. At the end of 2009, Barclays Bank successfully challenged the remedies package at the Competition Appeals Tribunal (the “CAT”) and the CC is currently revisiting its proposals. The new provisional remedies package is expected to be delivered in May 2010, followed by a consultation period at which point the U.K Bank will be able to assess the impact of the proposed new remedies. The U.K. Bank is now expecting the remedies will not be implemented until 2011.

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

Statements that are not about historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward looking statements include, but are not limited to, information relating to our future earnings per share, growth in managed loans outstanding, product mix, segment growth, tangible common equity, managed revenue margin, funding costs, operations costs, employment growth, marketing expense, delinquencies and charge-offs. Forward looking statements also include statements using words such as “expect,” “anticipate,” “hope,” “intend,” “plan,” “believe,” “estimate” or similar expressions as well as conditional verbs such as “will,” “should,” “would” and “could.” We have based these forward-looking statements on our current plans, estimates and projections, and you should not unduly rely on them.

Forward-looking statements are not guarantees of future results or performance. They involve risks, uncertainties and assumptions, including the risks discussed below. Our future performance and actual results may differ materially from those expressed in forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Forward-looking statements speak only as of the date that they are made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This section highlights specific risks that could affect our business. Although we have tried to discuss all material risks, please be aware that other risks may prove to be important in the future. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially from our forward looking statements are the following:

The Current Business Environment, Including a Prolonged Economic Recovery, May Adversely Affect Our Industry, Business, Results Of Operations And Capital Levels

The recent global recession has resulted in a general tightening in the credit markets, lower levels of liquidity, reduced asset values (including residential and commercial properties), reduced business profits, increased rates of business and consumer delinquency, and increased rates of unemployment and consumer bankruptcy, some of which have had a negative impact on our results of operation. The absence of recovery, or a recovery that is only shallow and very gradual, including continued elevated unemployment rates and reduced home prices, may have a material adverse effect on our financial condition and results of operations as customers default on their loans or maintain lower deposit levels, or in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.

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

•

Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which could limit our access to funding. As a result of these market conditions, we have increased our reliance on deposit funding. This shift results in higher levels of owned loan receivables and related increases in our allowance for loan and lease losses.

•	Increased charge-offs, rising LIBOR and other events may cause our securitization transactions to amortize earlier than scheduled, which could accelerate our need for additional funding.

•

An inability to accept or maintain deposits or to obtain other sources of funding could materially affect our liquidity position and our ability to fund our business. Many other financial institutions are increasing their reliance on deposit funding and, as such, we expect increased competition in the deposit markets. We cannot predict how this increased competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors beyond our control, including perceptions about our financial strength, which could lead to consumers choosing not to make deposits with us.

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

There has been increased legislation and regulation with respect to the financial services industry in the last few years, and we expect that oversight of our business will continue to expand in scope and complexity. A wide array of banking, consumer lending, and deposit laws apply to almost every aspect of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and/or limit our ability to pursue certain business opportunities.

On January 12, 2010, the Federal Reserve Board released a final rule under Regulation Z (“Truth in Lending”) which incorporates the provisions required to implement the Credit Card Act and the Federal Reserve’s amendments to Truth in Lending under its December 2008 final rule. These provisions impact credit card’s primarily, but will also impact other open-end loans. The Credit CARD Act will prohibit or limit a number of industry practices such as repricing starting February 22, 2010. The provisions in the final rule also will require extensive changes to disclosures for solicitations and applications, account opening, periodic statements, changes in terms, and convenience checks by July 1, 2010. Although the Company has not engaged in many of the practices prohibited by the amendments, the rules could have a material adverse effect on future revenues in our U.S. credit card business and could make the card business generally less resilient in future economic downturns. In particular, the rules will prohibit an increase in the interest rates applied to existing credit card balances except in limited circumstances. Forthcoming regulations addressing unrepricing requirements and reasonableness of penalty fees for credit cards also may have further impacts to revenues and costs. Unrepricing requirements could require issuers to reverse all or part of any APR price increases instituted since January 1, 2009. Rules regarding “reasonable and proportional” penalty fees could limit the amount of such fees. Likewise, several bills pending before Congress could impact credit card pricing and other terms.

In June 2009, the Treasury Department released a proposal to reform the financial services industry. This proposal gives the Federal Reserve Board authority to serve as the nation’s financial services systemic risk regulator, with enhanced scrutiny over financial institutions that are deemed “too big to fail.” The proposal could also establish a Consumer Financial Protection Agency (the “CFPA”), a new government agency with sole rule writing authority for consumer financial protection statutes. As proposed, the CFPA’s authority would cover all consumer financial products including any loan, deposit account or other financial product.

In addition, legislation has been introduced that could enable merchants to negotiate interchange fees, which are the discounts on the payment due from the card-issuing bank to the merchant bank through the interchange network. If enacted, any subsequent negotiations with merchants could reduce the interchange fees that the Company is able to collect. The future of these bills is uncertain, but each, or additional legislation, could be introduced or reintroduced in 2010. We face similar risks with respect to our international businesses, where changing laws and regulations may have an adverse impact on our results.

Finally, broad bankruptcy legislation that could create incentives for consumers to choose Chapter 13 bankruptcy as a primary remedy for mortgage related problems was introduced in Congress in 2009. Such legislation, if enacted, could result in an increase in bankruptcy filings, which could lead to increased credit losses in certain of our lending businesses, such as credit cards and Auto Finance, and could have an overall negative impact on our results of operation.

Certain laws and regulations, and any interpretations and applications with respect thereto, may benefit consumers, borrowers and depositors, not stockholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth and capital levels. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the laws and regulations to which we are subject, please refer to Supervision and Regulation in Item 1.

We May Experience Increased Delinquencies And Credit Losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (such as higher delinquencies, non-performing loans, or bankruptcy rates; lower collateral values; elevated unemployment rates) may require us to increase our allowance for loan and lease losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•

Missed Payments. Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. Customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (i.e. an increased unwillingness or inability to repay debt), causing a long-term rise in delinquencies and charge-offs.

•

Estimates of inherent losses. The credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our loan portfolios. This process, which is critical to our financial results and condition, requires complex judgments, including forecasts of economic conditions. We may underestimate our inherent losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and inadequate allowance for loan and lease losses. In addition, our estimate of inherent losses impacts the amount of allowances we build to account for those losses. The increase or release of allowances impacts our current financial results.

•

Underwriting. Our ability to assess the credit worthiness of our customers may diminish. If the models and approaches we use to select, manage, and underwrite our consumer and commercial customers become less predictive of future charge-offs (due, for example, to rapid changes in the economy, including the unemployment rate), our credit losses may increase and our returns may deteriorate.

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

•

New York Concentration. Although our lending is geographically diversified, in general, approximately 45% of our commercial loan portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. A prolonged decline in the general economic conditions in the New York region could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations.

We May Experience Increased Losses Associated with Mortgage Repurchases and Indemnification Obligations

Certain of our subsidiaries, including GreenPoint and CONA, as successor to Chevy Chase Bank, may be required to repurchase mortgage loans that have been sold to investors in the event there are certain breaches of certain representations and warranties contained within the sales agreements. We may be required to repurchase mortgage loans that we sell to investors in the event that there was improper underwriting or fraud, or in the event that the loans become delinquent shortly after they are originated. These subsidiaries also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. We have established a reserve in the consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by our originating subsidiaries. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in Company and industry litigation, actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, we cannot reasonably estimate the total amount of losses that will actually be incurred as a result of our subsidiaries’ repurchase and indemnification obligations, and there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon the Company’s financial condition or results of operations. For additional information related to the Company’s mortgage loan operations, mortgage loan repurchase and indemnification obligations and related reserves, see Item 7 “Management Discussion and Analysis of Financial Conditions and Results of Operations – Valuation of Representation and Warranty Reserve”.

We may not be able to maintain adequate capital levels, which could have a negative impact on our business results

As a result of recent economic and market developments, financial institutions may become subject to new and increased capital requirements. While it is not clear what form these requirements might take or whether they will apply to the Company, it is possible that we could be required to increase our capital buffers more quickly than we can generate additional capital. Thus, such new requirements could have a negative impact on our ability to lend, to grow deposit balances and/or on our returns.

Among the proposals under consideration:

•

Under the Wall Street Reform and Consumer Protection Act as passed by the House in December 2009, financial holding companies that are deemed to pose systemic risks would be subject to heightened oversight and scrutiny, including increased risk-based capital requirements and leverage limits under regulations to be promulgated by the Federal Reserve. The legislation also would require the Federal Reserve to take prompt corrective action with respect to systemically important firms that do not meet minimum capital requirements and authorizes the Federal Reserve to require systemically important firms to maintain a minimum amount of long-term hybrid debt that would be convertible to equity under certain circumstances. No companion bill for to the Wall Street Reform Act has yet been introduced in the Senate.

•

In December 2009, the Basel Committee on Banking Supervision released for comment a proposal to strengthen global capital regulations. The key elements of the proposal include raising the quality, consistency and transparency of the capital base, strengthening the risk coverage of the capital framework, introducing a leverage ratio that is different from the U.S. leverage ratio measures and promoting the build-up of capital buffers. The U.S. banking agencies are expected to issue a similar version of the proposal later this year. Although any U.S. proposal would apply to banking organizations subject to the Basel II regime to which the Company is not currently subject, the proposal might also impact the Company and other banking organizations.

•

In January 2010, the OCC and the Federal Reserve announced a final rule regarding capital requirements related to the adoption of ASC 860/SFAS 166 and ASC 810/SFAS 167. Under the final rule, the Company and its subsidiary banks will be required to hold capital against those risk-weighted assets consolidated as a result of the application of ASC 860/SFAS 166 and ASC 810/SFAS 167.

•

We maintain a substantial deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets that are dependent on future taxable income are limited to the lesser of: (i) the amount of deferred tax assets we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year; or (ii) 10% of the amount of our Tier 1 capital. In addition, the Basel Committee’s capital proposal would require a reduction from capital for any deferred tax assets that are dependent on future earnings. As a result, we may not be able to consider the full value of the deferred tax asset when calculating our regulatory capital levels.

We Face Risk Related To The Strength Of Our Operational, Technological And Organizational Infrastructure

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational, technological and organizational infrastructure. The Company is currently engaged in significant development projects to complete the systems integration of Chevy Chase Bank and to build a scalable banking infrastructure. Implementation of such infrastructure changes and upgrades may, at least temporarily, cause disruptions to our business, including, but not limited to, systems interruptions, transaction processing errors, and system conversion delays, all of which could have a negative impact on our Company.

Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of the Company and exposure to external events. In addition, we are heavily dependent on the strength and capability of our technology systems which we use to manage our internal financial and other systems, interface with our customers and develop and implement effective marketing campaigns. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones and to run our business in compliance with applicable laws and regulations depends on the functionality of our operational and technology systems. Any disruptions or failures of our operational and technology systems, including those associated with improvements or modifications to such systems, could cause us to be unable to market and manage our products and services and to report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations.

In some cases, we outsource the maintenance and development of our operational and technological functionality to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Any increase in the amount of our infrastructure that we outsource to third parties may increase our exposure to these risks.

We May Fail To Realize All Of The Anticipated Benefits Of Our Mergers And Acquisitions

Capital One has engaged in merger and acquisition activity over the past several years. If we are not able to achieve the anticipated benefits of such mergers and acquisitions, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, errors or delays in systems implementation, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger or acquisition. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on the Company during any transition period.

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

We Face The Risk Of Fluctuations In Our Expenses And Other Costs That May Hurt Our Financial Results

Our expenses and other costs, such as operating, labor and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provide them with increased operational efficiencies, it is important that we are able to successfully manage our expenses. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Our on-going investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses, and establish scalable operations, may increase our expenses. In addition, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the integration of newly acquired businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.

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

Likewise, adverse developments affecting the overall strength and soundness of our competitors or the financial services industry as a whole could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships also could negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face.

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

In addition, a variety of social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by accountholders and borrowers domestically and internationally. These social factors include changes in consumer confidence levels, the public’s perception regarding consumer debt, including credit card use, and changing attitudes about the stigma of personal bankruptcy. If consumers develop negative attitudes about incurring debt or if consumption trends continue to decline, our business and financial results will be negatively affected.

We Face Intense Competition in All of Our Markets

We operate in a highly competitive environment, and we expect competitive conditions to continue to intensify. In such a competitive environment, we may lose entire accounts, or may lose account balances, to competing financial institutions, or find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. Similarly, customer attrition from our deposit products, in addition to an increase in rates and/or services that we may offer to retain those deposits, may increase our expenses and therefore reduce our earnings. We expect that competition will continue to increase with respect to most of our products. Some of our competitors may be substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, lower-cost funding, and larger existing branch networks. In addition, some of our competitors may not be subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.

Fluctuations In Market Interest Rates Or The Capital Markets Could Adversely Affect Our Revenue And Expense, The Value Of Assets And Obligations, Our Cost Of Capital Or Our Liquidity

Like other financial institutions, our business may be sensitive to market interest rate movement and the performance of the financial markets. Changes in interest rates or in valuations in the debt or equity markets could directly impact us. First, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Fluctuations in interest rates, including changes in the relationship between short term rates and long term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings. In addition, interest rate fluctuations and competitor responses to those changes may effect the rate of customer pre-payments for mortgage, auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. In addition, changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Finally, such market changes could also have a negative impact on the valuation of assets for which we provide servicing.

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

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk” for additional information.

The Company’s Business Could Be Negatively Affected If It Is Unable To Attract, Retain and Motivate Skilled Senior Leaders

The Company’s success depends, in large part, on its ability to retain key senior leaders, and competition for such senior leaders can be intense in most areas of the Company’s business. The executive compensation provisions of the proposed Wall Street Reform and Consumer Protection Act, and any further legislation or regulation restricting executive compensation, may limit the types of compensation arrangements that the Company may enter into with its most senior leaders and could have a negative impact on the Company’s ability to attract, retain and motivate such leaders in support of the Company’s long-term strategy. If we are unable to retain talented senior leadership, our business could be negatively affected.

Certain Of Our Businesses Are Subject To Increased Litigation Risks

Our credit card business is subject to increased litigation as a result of the structure of the credit card industry, and we face risks from the outcomes of such industry litigation. Substantial legal liability against the Company could have a material adverse financial effect or cause significant reputational harm to us, which could seriously harm our business. For a full description of the litigation risks that we face, see “Note 21 – Commitments, Contingencies and Guarantees”.

We Face Risks From Unpredictable Catastrophic Events

Despite our substantial business contingency plans, the impact from natural disasters and other catastrophic events, including terrorist attacks, may have a negative effect on our business and infrastructure, including our information technology systems. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition and results of operations.

We Face Risks From The Use Of Estimates In Our Financial Statements

Pursuant to United States Generally Accepted Accounting Principles (“US GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including in determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates underlying the Company’s financial statements are incorrect, the Company may experience unexpected material losses. For a discussion of how we use estimates in accordance with US GAAP, see “Note 1 – Significant Accounting Policies.”

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate real estate portfolio is used to support our business segments. We own our 587,000 square foot headquarters building in McLean, Virginia which houses our executive offices and northern Virginia staff. We own approximately 316 acres of land in Goochland County, Virginia which contains nearly 1.2 million square feet of office space to house various business and staff groups. Additionally, we own 72 acres of land in Plano, Texas which includes nearly 450,000 square feet of office space to support our Auto Finance business and other functions.

Our Commercial and Consumer Banking segments utilize approximately 3.3 million square feet in owned properties and 5.2 million square feet in leased locations across the District of Columbia, Louisiana, New Jersey, Maryland, New York, Texas and Virginia for office and branch operations.

Our corporate real estate portfolio also includes leased or owned space totaling, in the aggregate, 2.7 million square feet in Richmond, Toronto, Melville, New York City and various other locations.

Item 3.	Legal Proceedings.

The information required by Item 3 is included in Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—“Note 21-Commitments Contingencies and Guarantees”.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending December 31, 2009, no matters were submitted for a vote of our stockholders.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

(Dollars in thousands, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1)
October 1-31, 2009	70	$39.35	0	$2,000,000

November 1-30, 2009	4,468	39.89	0	$2,000,000

December 1-31, 2009	204,784	38.63	0	$2,000,000

Total	209,322		0

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses. The stock repurchase program is intended to comply with Rules 10b5-1(c) (1) (i) and 10b-18 of the Securities Exchange Act of 1934, as amended. See “Note 12 – Stock Plans” for further details.

Cumulative Shareholder Return

The following graph compares cumulative total stockholder return on our common stock with the S&P Composite 500 Stock Index (“S&P 500 Index”) and an industry index, the S&P Financial Composite Index (“S&P 500 Financials Index”), for the period from December 31, 2004 to December 31, 2009. The graph assumes an initial investment of $100 in common stock of the specified securities. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. The stock price performance on the graph below is not necessarily indicative of future performance.

	2004	2005	2006	2007	2008	2009
Capital One	100.00	102.60	91.22	56.12	37.87	45.53

S&P 500 Index	100.00	103.00	117.03	121.16	74.53	92.01

S&P 500 Financials Index	100.00	103.72	120.49	95.37	41.06	47.14

The remaining information required by Item 5 is included under the following:

Item 1	“Business—Overview”	Page 3
Item 1	“Business—Supervision and Regulation—Dividends and Transfers of Funds”	Page 8
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management”	Pages 77-79
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital”	Pages 80-81
Item 7	“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividend Policy”	Page 81
Item 8	“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements”	Pages 94-169
Item 8	“Financial Statements and Supplementary Data—Selected Quarterly Financial Data”	Page 173

Item 6.	Selected Financial Data

(Dollars in millions, Except Per Share Data)	2009(7)	2008	2007	2006(3)	2005(2)	Five Year Compound Growth Rate
Income Statement Data:
Interest income	$10,664.6	$11,112.0	$11,078.1	$8,164.7	$5,726.9	13.24%
Interest expense	2,967.5	3,963.3	4,548.3	3,073.3	2,046.6	7.71%

Net interest income	7,697.1	7,148.7	6,529.8	5,091.4	3,680.3	15.90%
Provision for loan and lease losses	4,230.1	5,101.0	2,636.5	1,476.4	1,491.1	23.19%

Net interest income after provision for loan and lease losses	3,467.0	2,047.7	3,893.3	3,615.0	2,189.2	9.63%
Non-interest income	5,286.2	6,744.0	8,054.2	7,001.0	6,358.1	(3.63)%
Restructuring expense	119.4	134.5	138.2	—	—	N/A
Goodwill impairment charge(6)	—	810.9	—	—	—	N/A
Other non-interest expense	7,297.7	7,264.7	7,939.8	6,943.6	5,718.3	5.00%

Income before income taxes	1,336.1	581.6	3,869.5	3,672.4	2,829.0	(13.93)%
Income taxes	349.5	497.1	1,277.8	1,246.0	1,019.9	(19.28)%

Income from continuing operations, net of tax	$986.6	$84.5	$2,591.7	$2,426.4	$1,809.1	(11.42)%
Loss from discontinued operations, net of tax(4)	(102.8)	(130.5)	(1,021.4)	(11.9)	—	N/A

Net income (loss)	$883.8	$(46.0)	$1,570.3	$2,414.5	$1,809.1	(13.35)%
Net income (loss) available to common shareholders(9)	319.9	(78.7)	1,570.3	2,414.5	1,809.1	(29.29)%
Dividend payout ratio	66.80%	722.06%	2.68%	1.34%	1.52%	113.09%

Per Common Share:
Basic earnings per common share:
Income from continuing operations, net of tax	$0.99	$0.14	$6.64	$7.84	$6.98	(32.34)%
Loss from discontinued operations, net of tax(4)	(0.24)	(0.35)	(2.62)	(0.04)	—	N/A

Net income (loss) per common share	$0.75	$(0.21)	$4.02	$7.80	$6.98	(35.99)%

Diluted earnings per common share:
Income from continuing operations, net of tax	$0.98	$0.14	$6.55	$7.65	$6.73	(31.98)%
Loss from discontinued operations, net of tax(4)	(0.24)	(0.35)	(2.58)	(0.03)	—	N/A

Net income (loss) per common share	$0.74	$(0.21)	$3.97	$7.62	$6.73	(35.70)%
Dividends paid per common share	0.53	1.50	0.11	0.11	0.11	36.70%
Book value as of year-end	59.04	68.38	65.18	61.56	46.97	4.68%
Selected Year-End Reported Balances(1) :
Loans held for investment	$90,619.0	$101,017.8	$101,805.0	$96,512.1	$59,847.7	8.65%
Allowance for loan and lease losses	4,127.4	4,524.0	2,963.0	2,180.0	1,790.0	18.19%
Total assets	169,622.5	165,878.4	150,499.1	144,360.8	88,701.4	13.84%
Interest-bearing deposits	102,370.4	97,326.9	71,714.6	73,913.9	43,092.1	18.89%
Total deposits	115,809.1	108,620.8	82,761.2	85,562.0	47,933.3	19.29%
Borrowings	20,994.7	23,159.9	37,491.2	29,876.8	22,278.1	(1.18)%
Stockholders’ equity	26,589.4	26,612.4	24,294.1	25,235.2	14,128.9	13.48%
Selected Average Reported Balances(1):
Loans held for investment	$99,787.3	$98,970.9	$93,541.8	$63,577.3	$40,734.2	19.63%
Allowance for loan and lease losses	4,470.2	3,266.8	2,182.7	1,791.2	1,482.9	24.69%
Average earning assets	145,293.0	133,083.6	121,420.4	84,086.7	55,537.0	21.21%
Total assets	171,573.6	156,226.4	144,999.1	95,254.7	61,360.5	22.83%
Interest-bearing deposits	103,078.2	82,735.6	73,764.9	45,592.4	28,370.7	29.44%
Total deposits	115,600.7	93,507.6	85,211.6	50,526.8	29,019.7	31.84%
Borrowings	23,504.9	31,096.5	30,101.5	24,451.7	18,031.9	5.44%
Stockholders’ equity	26,605.7	25,277.8	25,203.1	16,203.4	10,594.3	20.22%

Reported Metrics(1):
Revenue margin	8.94%	10.44%	12.01%	14.38%	18.08%	(13.14)%
Net interest margin	5.30%	5.37%	5.38%	6.05%	6.63%	(4.38)%
Risk adjusted margin	5.79%	7.83%	10.40%	12.71%	15.47%	(17.84)%
Delinquency rate	4.13%	4.37%	3.66%	2.74%	3.14%	5.63%
Net charge-off rate	4.58%	3.51%	2.10%	2.21%	3.55%	5.23%
Return on average assets	0.58%	0.05%	1.79%	2.55%	2.95%	(27.77)%
Return on average equity	3.71%	0.33%	10.28%	14.97%	17.08%	(26.32)%

(Dollars in millions, Except Per Share Data)	2009(7)	2008	2007	2006(3)	2005(2)	Five Year Compound Growth Rate
Average equity to average assets	15.51%	16.18%	17.38%	17.01%	17.27%	(2.13)%
Non-interest expense as a % of average loans held for investment(5)	7.43%	7.48%	8.64%	10.92%	14.04%	(11.95)%
Efficiency ratio(5)	56.21%	52.29%	54.44%	57.42%	56.96%	(0.26)%
Allowance as a % of loans held for investment	4.55%	4.48%	2.91%	2.26%	2.99%	8.76%
Managed Metrics(1) (8):
Revenue margin	9.05%	9.39%	9.85%	10.66%	12.45%	(6.18)%
Net interest margin	6.50%	6.37%	6.46%	6.88%	7.80%	(3.58)%
Risk adjusted margin	4.53%	5.81%	7.40%	8.23%	8.76%	(12.36)%
Delinquency rate	4.73%	4.49%	3.87%	3.02%	3.24%	7.86%
Net charge-off rate	5.87%	4.35%	2.88%	2.84%	4.25%	6.67%
Return on average assets	0.46%	0.04%	1.33%	1.70%	1.72%	(23.19)%
Non-interest expense as a % of average loans held for investment(5)	5.17%	5.01%	5.58%	6.24%	6.71%	(5.08)%
Efficiency ratio(5)	43.35%	43.14%	47.30%	50.17%	46.81%	(1.52)%
Average loans held for investment	$143,514.4	$147,812.3	$144,727.0	$111,328.6	$85,265.0	10.97%
Average earning assets	$185,958.7	$179,348.1	$170,496.1	$129,812.8	$98,097.2	13.65%
Year-end loans held for investment	$136,802.9	$146,936.8	$151,362.4	$146,151.3	$105,527.5	5.33%
Year-end total loan accounts	37.8	45.4	49.1	50.0	49.7	(5.33)%

(1)	Based on continuing operations.
(2)	On November 16, 2005, the Company acquired 100% of the outstanding common stock of Hibernia Corporation for total consideration of $5.0 billion.
(3)	On December 1, 2006, the Company acquired 100% of the outstanding common stock of North Fork Bancorporation for total consideration of $13.2 billion.
(4)	Discontinued operations related to the shutdown of mortgage origination operations of GreenPoint Mortgage’s (“GreenPoint”) wholesale mortgage banking unit in 2007.
(5)	Excludes restructuring expenses and goodwill impairment charges.
(6)	In 2008 the Company recorded impairment of goodwill in its Auto Finance business of $810.9 million.
(7)	Effective February 27, 2009 the Company acquired Chevy Chase Bank, FSB for $475.9 million, which included a cash payment of $445.0 million and an issuance of 2.6 million shares valued at $30.9 million.
(8)	The Company’s “managed” consolidated financial statements reflect adjustments made related to effects of securitization transactions qualifying as sales under GAAP. Refer to Section “IV Reconciliation to GAAP Financial Measures and “Managed” View Information” for additional information.
(9)	The 2009 and 2008 net income (loss) available to common shareholders reflects the impact of participating in the TARP program. Refer to “Note 13 – Shareholders’ Equity, Other Comprehensive Income and Earnings per Common Share” for further details.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company continues to deliver on its strategy of combining the power of national scale lending and local scale banking. As of December 31, 2009, the Company had $115.8 billion in deposits and $136.8 billion in managed loans outstanding.

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

On February 27, 2009, the Corporation acquired Chevy Chase Bank for $475.9 million comprised of cash of $445.0 million and 2.56 million shares of common stock valued at $30.9 million. Chevy Chase Bank has the largest retail branch presence in the Washington D.C. region. See “Note 2 – Acquisition of Chevy Chase Bank” for further details. On July 30, 2009 the Company merged Chevy Chase Bank with and into CONA, which is primarily regulated by the Office of the Comptroller of the Currency.

During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations is evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Segment results where presented have been recast for all periods presented. The three segments consist of the following:

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

The segment reorganization includes the allocation of Chevy Chase Bank to the appropriate segments. Chevy Chase Bank’s operations are included in Commercial Banking and Consumer Banking beginning in the second quarter, but remained in Other for the first quarter due to the timing of close on the transaction. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative and Chevy Chase Bank acquisition.

II. Critical Accounting Estimates

The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Several of these policies are considered to be more critical to the portrayal of the Company’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Areas with significant judgment and/or estimates or that are materially dependent on management judgment include: fair value measurements including assessments of other-than-temporary impairments of securities available for sale; determination of the level of allowance for loan and lease losses;

valuation of goodwill and other intangibles; finance charge, interest and fee revenue recognition; valuation of mortgage servicing rights; valuation of representation and warranty reserves; valuation of retained interests from securitization transactions; recognition of customer reward liability; treatment of derivative instruments and hedging activities; and accounting for income taxes.

Additional information about accounting policies can be found in Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—“Note 1—Significant Accounting Policies”.”

During the second quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105-10-65/SFAS 168”). This standard establishes the Accounting Standards Codification for the FASB (“Codification” or “ASC”) as the single source of authoritative U.S. GAAP. The Codification does not change GAAP, but rather how the guidance is organized and presented to users. Effective July 1, 2009, changes to the source of authoritative U.S. GAAP are communicated through an Accounting Standards Update (“ASU”). ASUs will be published for all authoritative U.S. GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB Codification (e.g., FASB Statements, EITF Abstracts, FASB Staff Positions, etc.). ASUs also will be issued for amendments to the SEC content in the FASB Codification as well as for editorial changes. Subsequently, the Codification will require companies to change how they reference GAAP throughout the financial statements. The Company adopted the Codification for the year ended December 31, 2009 and has provided the pre-Codification references along with the related ASC references to allow readers an opportunity to see the impact of the Codification on our financial statements and disclosures.

Fair Value Measurements

Certain financial instruments are reported under generally accepted accounting principles, or GAAP, at fair value. The estimated fair value of other financial instruments not recorded at fair value must be disclosed. Securities available for sale, derivatives, mortgage servicing rights and retained interest in securitizations are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial instruments on a nonrecurring basis, such as loans held for investment and mortgage loans held for sale. We include in “Note 9—Fair Value of Assets and Liabilities” information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.

Effective January 1, 2008, the Company adopted “SFAS” No. 157, Fair Value Measurements (“ASC 820-10/SFAS 157”) for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. ASC 820-10/SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10/SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

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

The acquisition of Chevy Chase Bank is accounted for under the acquisition method of accounting following the provisions of ASC 805-10/SFAS No. 141(R), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions, thereby replacing SFAS 141’s cost-allocation process. See “Note 2 – Acquisition of Chevy Chase Bank” for further discussion of this acquisition.

Impairment for Securities Available for Sale

The Company performs an other-than-temporary impairment analysis to determine whether it should recognize a loss in earnings when investments in its available for sale securities are impaired, which occurs when the fair value of an investment is less than its amortized cost basis. The Company selects securities for its analysis based on the period of time a security has been in an unrealized loss position, the credit rating of the security, the extent to which amortized cost exceeds fair value, and current market conditions, among other considerations. The Company also considers any intent to sell a security in an unrealized loss position and the likelihood it will be required to sell a security before its anticipated recovery. In the analysis of the selected securities, the Company determines its best estimate of the present value of cash flows expected to be collected for each security. If that value is less than the amortized cost basis of the security, a loss exists and an other than temporary impairment is considered to have occurred. Credit related impairment is recognized in earnings and impairment due to all other factors is recognized in other comprehensive income.

Determination of Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at an amount estimated to be sufficient to absorb losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolios. The provision for loan and lease losses is the periodic cost of maintaining an adequate allowance.

The amount of allowance necessary is based on distinct allowance methodologies depending on the type of loan. Allowance methodologies for consumer loans such as credit card, automobile loans and mortgages are primarily based upon delinquency migration analysis, forecasted forward loss curves and historical loss trends. The methodology for credit cards includes estimated recoveries, while methodologies for automobile loans and mortgages consider estimated collateral values. Allowance methodologies for commercial loans are largely based upon specifically identified criticized loans, trends in criticized loans, estimated collateral values, and recent historical loss trends.

In evaluating the sufficiency of the allowance for loan and lease losses, management takes into consideration many factors including, but not limited to, recent trends in delinquencies and charge-offs including bankruptcy, deceased and recovered amounts, economic conditions, the value of collateral securing the loans, legal and regulatory guidance, credit evaluation and underwriting policies, seasonality, the degree of assumed risk inherent in the portfolio, and uncertainties in the Company’s forecasting and modeling. In particular, unemployment rates, housing prices and the valuation of commercial properties, consumer real estate, and automobiles are factors which significantly impact the allowance for loan and lease losses. Management examines a variety of externally available data as well as the Company’s recent experience in the consideration of these factors. See “Table 17—Summary of Allowance for Loan and Lease Losses” for additional detail on activity in the allowance.

The evaluation process for determining the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, unless conditions arise that would require more frequent evaluation. Conditions giving rise to such action could be business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate a significant trend not currently contemplated in the allowance methodology.

Commercial and small business loans are considered to be impaired in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“ASC 310-10/SFAS 114”) when it is probable that all amounts due in accordance with the contractual terms will not be collected. Specific allowances are determined in accordance with ASC 310-10/SFAS 114. Impairment is measured based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral.

For purposes of determining impairment, consumer loans are collectively evaluated as they are considered to be comprised of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment under the provisions of ASC 310-10/SFAS 114.

Troubled debt restructurings (“TDR”) occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. During 2009, the Company modified $279.6 million of loans that meet the requirements of a TDR. See “Table 16 – Loan Modifications and Restructurings” for additional details.

As of December 31, 2009 and 2008, the balance in the allowance for loan and lease losses was $4.1 billion and $4.5 billion, respectively. The loans acquired from Chevy Chase Bank were initially recorded at fair value with no separate valuation allowance recorded at the date of acquisition. Instead, the Company recorded net expected principal losses of approximately $2.2 billion as a component of the fair value adjustment for which actual losses will be applied. As long as expected cash flows and credit losses are consistent with the original net expected principal losses, an additional allowance will not be recorded and these assets will be considered performing. See “Table 19—Summary of Acquired Loans” for further details.

Valuation of Goodwill and Other Intangible Assets

As of December 31, 2009 and 2008, goodwill of $13.6 billion and $12.0 billion and net intangibles of $905.9 million and $862.3 million, respectively, were included in the Consolidated Balance Sheet. In connection with the acquisition of Chevy Chase Bank, an additional $1.6 billion of goodwill and $278.3 million of intangible assets were recorded. The goodwill related to Chevy Chase Bank was initially recorded in “Other” and then assigned to Commercial and Consumer Banking segments along with the operations of Chevy Chase Bank. See “Note 2 – Acquisition of Chevy Chase Bank” and “Note 10—Goodwill and Other Intangible Assets” for further details.

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

Goodwill

During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations is evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking. As a result, goodwill was reassigned to the new reporting units using a relative fair value allocation approach and an interim impairment test was performed at that time. All segment data, including goodwill allocation was restated into new segment presentation for all periods presented. As part of the segment reorganization, the goodwill associated with the Chevy Chase Bank acquisition was assigned to the Commercial Banking and Consumer Banking segments. See “Note 10—Goodwill and Other Intangible Assets” for additional information regarding the reallocation of goodwill.

In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, (“ASC 350-10/SFAS 142”), goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. The Company’s reporting units are Domestic Card, International Card, Commercial Banking, Consumer Banking and Auto Finance, which is included in the consumer banking segment. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

For the 2009 annual impairment test, the fair value of reporting units was calculated using a discounted cash flow analysis, a form of the income approach, using each reporting unit’s internal forecast and a terminal value calculated using a growth rate reflecting the nominal growth rate of the economy as a whole and appropriate discount rates for the respective reporting units. Cash flows were adjusted as necessary in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The cash flows were discounted to present value using reporting unit specific discount rates that are largely based on the Company’s external cost of equity with adjustments for risk inherent in each reporting unit. Discount rates used for the reporting units ranged from 10.0% to 14.3%. The key inputs into the discounted cash flow analysis were corroborated with market data, where available, indicating that assumptions used were within a reasonable range of observable market data.

Based on the comparison of fair value to carrying amount, as calculated using the methodology summarized above, fair value exceeded carrying amount for all reporting units as of the Company’s annual testing date; therefore, the goodwill of those reporting units was considered not impaired, and the second step of impairment testing was unnecessary. However, if all others factors were held constant, a 30.36% decline in the fair value of the Domestic Card reporting unit, a 21.67% decline in the fair value the International Card reporting unit, a 16.72% decline in the fair value of the Auto reporting unit, a 18.98% decline in the fair value of the Commercial Banking reporting unit and a 28.43% decline in the fair value of the Consumer Banking reporting unit would have caused the carrying amount for those reporting units to be in excess of fair value which would require the second step to be performed.

As part of the annual impairment test, the Company assessed its market capitalization based on the prior month average market price relative to the aggregate fair value of its reporting units and determined that the excess fair value in its reporting units at that time could be attributed to a reasonable control premium. Throughout 2008 and early 2009, the lack of liquidity in the financial markets and the continued economic deterioration not only led to extreme volatility from period to period but also declines in market capitalization for many financial service institutions. This resulted in significantly higher control premiums then what was seen historically. The Company’s control premium has declined throughout the year and we will continue to regularly monitor our market capitalization in 2010, overall economic conditions and other events or circumstances that might result in an impairment of goodwill in the future.

Other Intangible Assets

Other intangible assets having finite useful lives are separately recognized and amortized over their estimated useful lives and reviewed for impairment. An impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and its carrying amount exceeds its fair value. There were no impairment losses recognized for other intangible assets during the years ended December 31, 2009, 2008 and 2007. However, amortization of $234.6 million, $200.6 million and $235.1 million was recognized in 2009, 2008, and 2007, respectively.

Revenue Recognition

The Company earns revenue from various sources including lending, securities portfolio, customer deposits and loan servicing. We also earn revenue from selling loans and securities. Revenue is recognized as it is earned based on contractual terms, as the transactions occur or services are provided and collectibility is reasonably assured. For credit card loans, when the Company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of credit card finance charge and fee receivables using a formula based on an estimate of future non-principal losses. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue.

The amount of finance charges and fees suppressed were $2.1 billion, $1.9 billion and $1.1 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, impaired loans, foreclosed and repossessed assets and certain restructured loans on which interest rates or terms of repayment have been materially revised.

Commercial loans, consumer real estate and auto loans are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning full collectibility of both principal and interest. All other consumer credit card loans and small business credit card loans are not placed in nonaccrual status prior to charge-off. For other consumer loans, the Company places the loans in a non-accrual status, which prevents the accrual of further interest income, when a loan reaches a pre-determined delinquency status, generally 90 to 120 days past due.

At the time a loan is placed on nonaccrual status, interest and fees accrued, but not collected and systematically reversed and charged against income. Interest payments received on nonaccrual loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. A loan remains in nonaccrual status until it is current as to principal and interest and the borrower demonstrates the ability to fulfill the contractual obligation.

Upon foreclosure or repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to other assets, net of a valuation allowance for selling costs. We estimate market values primarily based on appraisals when available or quoted market prices on liquid assets.

Valuation of Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are recognized at fair value when mortgage loans are sold in the secondary market and the right to service these loans is retained for a fee; changes in fair value are recognized in mortgage servicing and other income. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. The Company uses assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSRs. If actual prepayment experience differs from the anticipated rates used in the Company’s model, this difference could result in a material change in MSR value.

As of December 31, 2009 and 2008, the MSR balance was $239.7 million and $150.5 million, respectively. Included in the December 31, 2009 MSR balance is $109.5 million added by the acquisition of Chevy Chase Bank. In January 2010, the Company was notified by the insurer of certain Chevy Chase Bank mortgage securitization transactions that it will be removed as servicer of mortgage loans with an aggregate unpaid principal balance of $3.1 billion as of December 31, 2009. The fair value of mortgage servicing rights at December 31, 2009 reflects this expected loss of servicing.

Upon adoption of ASU 2009-16 (ASC 860/SFAS 166) and ASU 2009-17 (ASC 810/SFAS 167), certain mortgage loans that have been securitized and accounted for as a sale will be subject to consolidation and accounted for as a secured borrowing. Accordingly, effective January 1, 2010, mortgage securitization trusts that contain approximately $1.6 billion of mortgage loans and related debt securities issued to third party investors will be consolidated at their respective carrying values. The mortgage servicing rights related to these newly consolidated trusts will be eliminated in consolidation. See “Note 1- Significant Accounting Policies” for expected financial statement impacts and “Note 15—Mortgage Servicing Rights” for further information about the accounting for mortgage servicing rights.

Valuation of Representation and Warranty Reserve

The representation and warranty reserve is available to cover probable losses inherent with the sale of mortgage loans in the secondary market. In the normal course of business, certain of the Company’s subsidiaries certain originated residential mortgage loans and sold them to various purchasers. Most of these mortgage loans were resold to securitizations trusts and others. In connection with its sales, the Company’s subsidiaries entered into agreements containing representations and warranties about, among other things, the mortgage loans and the origination process. The Company’s subsidiaries may be required to repurchase the mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others), and the subsidiary recovers the underlying collateral. The subsidiary is exposed to any losses on the repurchased loans after giving effect to recoveries on the collateral. The subsidiary may also be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans.

At December 31, 2009, the Company’s subsidiaries had open repurchase requests relating to approximately $966.2 million original principal balance of mortgage loans. The Company considers open requests to be requests with respect to specific mortgage loans received within the past 24 months that are in the process of being paid, are under review or have been denied by the subsidiary but not rescinded by the party requesting repurchase. Most of the open requests fall in this last category. In addition to the foregoing open repurchase requests, GreenPoint is also a defendant in a lawsuit seeking, among other things, to require it to repurchase an entire portfolio of approximately 30,000 GreenPoint mortgage loans within a certain securitization trust based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio. (See “Note 21—Commitments, Contingencies and Guarantees” for a discussion of the U.S. Bank litigation). GreenPoint has also received requests for indemnification in connection with a number of lawsuits in which GreenPoint is not a party, including both representation and warranty litigation and securities class actions brought on behalf of investors in securitization trusts that in the aggregate hold a significant principal balance of mortgage loans for which GreenPoint was identified as the originator. The Company believes that a significant number of mortgage loans at issue in the litigations referred to above as well as a significant number of mortgage loans sold by the subsidiaries as to which no repurchase or indemnification requests have been received are currently delinquent or already foreclosed on.

The Company has established a reserve in its consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by the subsidiaries. The adequacy of the reserve is evaluated on a quarterly basis and changes in the reserve are reported in non-interest income, except for changes in the reserve related to GreenPoint which are reported in discontinued operations. Factors considered in the evaluation process include the amount of open repurchase requests, including any repurchase requests for specifically identified loans subject to representation and warranty litigation against the Company or against others demanding indemnification, the estimated amount of additional repurchase requests to be received over the next 12 months (beyond which the Company does not believe that a reasonable assessment can be made) based on the historical relationship between mortgage loan performance and repurchase requests and the estimated level of future mortgage loan performance, litigation activity, the estimated success rate of claimants in pursuing requests, and the estimated recoveries on the underlying collateral. The Company expects that over the next 12 months both the delinquency rates on mortgage loans and the severity of losses on collateral recoveries will continue to be high. The reserve does not include amounts for the portfolio-wide repurchase claim relating to 30,000 loans with an aggregate original principal balance of $1.8 billion at issue in the U.S. Bank litigation (See “Note 21—Commitments, Contingencies and Guarantees” for a discussion of the U.S. Bank litigation) or for the indemnification requests with respect to securities class actions, in each case as referred to above because neither is sufficiently probable and estimable. As noted, the reserve does include amounts for repurchase requests for specifically identified loans (other than the portfolio-wide repurchase claim) at issue in the U.S. Bank litigation and for repurchase requests for specifically identified loans at issue in other representation and warranty litigation for which Company indemnification is sought.

The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, development in Company subsidiary and industry litigation, the Company subsidiaries’ actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices).

As of December 31, 2009, 2008 and 2007, the representation and warranty reserve was $238.4 million, $140.2 million and $93.4 million, respectively, of which $210.2 million, $122.2 million, and $84.5 million were attributable to the discontinued wholesale mortgage origination business of GreenPoint, respectively. The remainder of the representation and warranty claims relate to loans acquired from Chevy Chase Bank and those originated by Capital One Home Loans, LLC. More specifically, in connection with the acquisition of Chevy Chase, the Company established a reserve of $16 million for potential losses related to mortgage loans sold by Chevy Chase. The amount of the reserve for Chevy Chase’s potential losses was approximately proportional (based on the amount of loans sold by Chevy Chase) to the amount of the reserve established for mortgage loans sold by GreenPoint. To date, although it has received requests for information from an insurer of the securitization trusts that purchased some of the Chevy Chase mortgage loans, Chevy chase does not have any material repurchase or indemnification requests and is not subject to any litigation related to these loans.

Due to the uncertainties discussed above, the Company cannot reasonably estimate the total amount of losses that will actually be incurred as a result of repurchase and indemnification obligations, and there can be no assurance that the Company’s current reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon the Company’s financial condition or results of operations.

Valuation of Retained Interests in Securitization Transactions

The Company’s retained residual interests in off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables.

The Company removes loan receivables from its Consolidated Balance Sheet and records a gain on sale for securitization transactions that qualify as sales (“off-balance sheet securitizations”). The gain is recorded net of transaction costs and is based on the estimated present value of the net income stream of the assets sold and assets retained or liabilities incurred. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. Retained assets are recorded in accounts receivable from securitizations at estimated fair value. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet receivables are not paid when due. As such, the interest-only strip and subordinated retained interests are classified as trading, and changes in the estimated fair value are recorded in servicing and securitization income. Additionally, the Company may retain senior tranches in the securitization transactions which are considered to be investment grade securities and subject to a lower risk of loss. These senior tranches are also recorded in accounts receivable from securitizations at estimated fair value. The Company classifies senior retained tranches as available for sale securities and related changes in the estimated fair value are recorded in other comprehensive income.

The fair value of retained interest is highly sensitive to changes in certain assumptions. To the extent assumptions used by management do not prevail, the estimated fair value of retained interests could be materially impacted.

As of December 31, 2009 and 2008, accounts receivable from securitization totaled $7.6 billion and $6.3 billion, respectively. This balance consists of retained residual interests that are recorded at estimated fair value and totaled $4.0 billion and $2.3 billion at December 31, 2009 and 2008, respectively. The remaining balance relates to cash collections held at financial institutions that are expected to be returned to the Company on future distribution dates and principal collections accumulated for expected maturities of securitization transactions with a subsequent return of loans receivables.

As described above, the Company has accounted for loan securitization transactions as sales and accordingly, the transferred loans were removed from the consolidated financial statements as of and for the years ending December 31, 2009, 2008 and 2007. However, beginning January 1, 2010, the Company will consolidate certain securitization trusts pursuant to ASU 2009-17 (ASC 810/SFAS 167) and the securitization of loan receivables will be accounted for as a secured borrowing. The securitized loans and the corresponding debt securities issued to third party investors will be consolidated at their respective carrying values. The retained interests in securitized assets will be eliminated or reclassified, generally as loan receivables, accrued interest receivable or restricted cash, as appropriate. See “Note 1 – Significant Accounting Policies” for expected financial statement impact and “Note 20 – Securitizations” for further information about the accounting for securitized loans.

Recognition of Customer Rewards Liability

The Company offers products, primarily credit cards, that provide program members with various rewards such as airline tickets, free or deeply discounted products or cash rebates, based on account activity. The Company establishes a rewards liability based on points earned which are ultimately expected to be redeemed and the average cost per point redemption. As points are redeemed, the rewards liability is relieved. The cost of reward programs is primarily reflected as a reduction to interchange income. The rewards liability will be affected over time as a result of changes in the number of account holders in the reward programs, the actual amount of points earned and redeemed, the actual costs of the rewards, changes made by reward partners and changes that the Company may make to the reward programs in the future. To the extent assumptions used by management do not prevail, rewards costs could differ significantly, resulting in either a higher or lower future rewards liability, as applicable.

As of December 31, 2009 and 2008, the rewards liability was $1.3 billion and $1.4 billion, respectively.

Derivative Instruments and Hedging Activities

The Company utilizes certain derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and foreign exchange rate volatility. The Company’s goal is to manage sensitivity to changes in rates by offsetting the repricing or maturity characteristics of certain assets and liabilities, thereby limiting the impact on earnings. The use of derivative instruments does expose the Company to credit and market risk. The Company manages credit risk through strict counterparty credit risk limits and/or collateralization agreements. See “Note 19—Derivative Instruments and Hedging Activities” for additional information on derivatives and hedging.

At inception, the Company determines if a derivative instrument meets the criteria for hedge accounting. Ongoing effectiveness evaluations are made for instruments that are designated and qualify as hedges. If the derivative does not qualify for hedge accounting, no assessment of effectiveness is needed by management.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“ASC 740-10/SFAS 109”), recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“ASC 740-10/FIN 48”) effective January 1, 2007.

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

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

For the years ended December 31, 2009 and 2008, the provision for income taxes on continuing operations was $349.5 million and $497.1 million, respectively, and as of December 31, 2009 and 2008, the valuation allowance was $108.5 million and $67.7 million, respectively.

III. Off-Balance Sheet Arrangements

The Company is involved in various types of off-balance sheet arrangements in the ordinary course of business. Off-balance sheet activities typically utilize special purpose entities (“SPEs”) that may be in the form of limited liability companies, partnerships or trusts. The SPEs raise funds by issuing debt to third party investors. The SPEs hold various types of financial assets whose cash flows are the primary source of repayment for the liabilities of the SPE. Investors only have recourse to the assets held by the SPE but may also benefit from other credit enhancements. The Company’s involvement in these arrangements can take many different forms, including securitization activities, servicing activities, the purchase or sale of mortgage-backed and other asset backed securities in connection with our investment portfolio, and loans to variable interest entities (“VIEs”) that hold debt, equity, real estate or other assets. In certain instances, the Company also provides guarantees to VIEs or holders of variable interests in VIEs. See “Note 15 – Mortgage Servicing Rights”; “Note 20 – Securitizations”; “Note 21 – Commitments, Contingencies and Guarantees”; and “Note 22 – Other Variable Interest Entities” for further detail on the Company’s involvement and exposure related to off-balance sheet arrangements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, An Amendment of FASB Statement No. 140 (“SFAS 166”) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which provided amendments to various parts of SFAS 166 and SFAS 167.

ASU 2009-16 (Topic 860/SFAS 166) removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“ASC 860-10/SFAS 140”) and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“ASC 810-10/FIN 46(R)”), to qualifying special-purpose entities. ASU 2009-17 (ASC 810/SFAS 167) eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Under ASU 2009-17 the primary beneficiary would be the entity that has (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. ASU 2009-16 and ASU 2009-17 are effective for the Company’s annual reporting period beginning January 1, 2010.

Applying a qualitative assessment of control and with the elimination of the QSPE exemption, the Company will be required to consolidate certain securitization structures previously used in the transfer of loans which were accounted for as sales and treated as off-balance sheet loan securitizations. Additionally, certain VIE structures previously accounted for as investments in an unconsolidated entity or under the equity method of accounting are also subject to consolidation under the new requirements.

Effective January 1, 2010, the Company expects to record a $47.6 billion increase in loan receivables, a $4.3 billion increase in Allowance for Loan and Lease Losses related to the newly consolidated loans, a $44.9 billion increase in liabilities and a $3.0 billion reduction in stockholders’ equity. See “Note 1 – Significant Accounting Policies” for further details.

Special Purpose Entities

A special purpose entity (“SPE”) is an entity in the form of a trust or other legal vehicle designed to fulfill a specific limited need of the Company that was initially involved in the organization of the SPE. The primary use of SPEs is to obtain liquidity and favorable capital treatment by securitizing certain assets of the Company. In a securitization, a company transfers assets to an SPE and receives cash proceeds for the assets that have been transferred upon the issuance of debt and equity instruments, certificates or other notes of indebtedness. The transferred assets and the related debt issuances are recorded on the balance sheet of the SPE and are not reflected on the Company’s balance sheet. Investors usually have recourse to the assets in the SPE and may also benefit from other credit enhancements, such as a collateral account or over collateralization in the form of excess assets in the SPE, or from other liquidity guarantees. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors, or to limit or change the credit risk of the SPE. The Company may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.

Qualifying SPEs

Qualifying special purpose entities (“QSPEs”) are a special class of SPEs which are defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“ASC 860-10/SFAS 140”). These SPEs have significant limitations on the types of assets and derivative instruments they may own and may not actively manage their assets through discretional sales and are generally limited to making decisions inherent in servicing activities and issuance of liabilities. QSPEs are passive entities designed to purchase assets and pass through the cash flows from the transferred assets to the investors of the QSPE. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty. As noted above, the Company will adopt ASU 2009-16 and ASU 2009-17 on January 1, 2010 which will have a significant impact on accounting for transfers of financials assets, due to elimination of the concept of a QSPE, and will change the criteria for determining whether to consolidate a VIE. As of December 31, 2009, the total assets of QSPEs to which the Company has transferred and received sales treatment were $46.2 billion.

Variable Interest Entities

VIEs are entities defined in ASC 810-10/FIN 46(R), and are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation under ASC 810-10/FIN 46(R) is based on expected losses and residual returns, which consider various scenarios on a probability weighted basis. Consolidation of a VIE is determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE. All these facts and circumstances are taken into consideration when determining whether the Company has variable interest that would deem it to be the primary beneficiary and require consolidation of the VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company’s financial statements. In some cases, it is qualitatively clear based on the extent of the Company’s involvement or the seniority of its investments that the Company is not the primary beneficiary of the VIE. In other cases, a more detailed and quantitative analysis may be required to make such a determination.

Securitization Activities

The securitization of loans has been a significant source of liquidity for the Company. The Company typically uses QSPEs to securitize its credit card loans. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty.

Recourse Exposure

The Company retains residual interests in the trusts as credit enhancements to support the credit quality of the receivables transferred to the trust. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on the transferred financial assets. The value of the retained residual interests represents the Company’s only exposure to loss resulting from its continuing involvement in the trusts. The investors and the trusts have no recourse to the Company’s assets if the off-balance sheet loans are not paid when due. The Company has not provided any financial or other support during the periods presented that it was not previously contractually required to provide. The Company’s retained residual interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained senior tranches, retained subordinated interests, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. See “Note 20—Securitizations” for quantitative information regarding retained interests.

Collections and Amortization

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. Amounts collected in excess of that needed to pay the above amounts are remitted, in general, to the Company. Under certain conditions, some of the cash collected may be retained in spread accounts to ensure future payments to investors. See “Note 20—Securitizations” for quantitative information regarding revenues, expenses and cash flows that arise from securitization transactions.

Maturity terms of the existing securitizations vary from 2010 to 2025 and, for revolving securitizations, have accumulation periods during which principal payments are aggregated to make payments to investors. As payments on the loans are accumulated and are no longer reinvested in new loans, the Company’s funding requirements for loans increase accordingly. The Company believes that it has the ability to continue to utilize securitization arrangements as a source of liquidity; however, a significant reduction, termination or change in sale accounting for the Company’s off-balance sheet securitizations could require the Company to draw down existing liquidity and/or to obtain additional funding through the issuance or recognition of secured borrowings or unsecured debt, the raising of additional deposits or the slowing of asset growth to offset or to satisfy liquidity needs.

The amounts of investor principal from off-balance sheet loans as of December 31, 2009 that are expected to amortize into the Company’s loans, or be otherwise paid over the periods indicated, are summarized in “Table 28 – Contractual Funding Obligations”. Of the Company’s total managed loans, 34% and 31% were included in off-balance sheet securitizations for the years ended December 31, 2009 and 2008, respectively.

Servicing Activities

The Company services mortgage loans that have been sold through either whole loans sales or securitizations with servicing retained. MSRs, are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee, and are carried at fair value; changes in fair value are recognized in mortgage servicing and other. The Company enters into derivatives to economically hedge changes in fair value of MSRs. The Company typically does not have any continuing involvement other than its right to service the loans and the Company generally does not hold subordinate residual interests or enter into other guarantees or liquidity agreements with these structures. The Company did, however, obtain certain retained interest-only bonds, negative amortization bonds and other retained interests related to certain mortgage loan securitizations performed by Chevy Chase Bank as a result of the Chevy Chase Bank acquisition during 2009. The Company records the MSR at estimated fair value and has no other loss exposure over and above the recorded fair value. See “Note 15 – Mortgage Servicing Rights” for quantitative information regarding MSRs.

Community Development Activities

As part of its community reinvestment initiatives, the Company invests in private investment funds that make investments in common stock of VIEs or provide debt financing to VIEs to support multi-family affordable housing properties. The Company receives affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The Company is not required to consolidate these entities because it does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company records its interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. The Company’s maximum exposure to these entities is limited to its variable interests in the entities and the creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide. See “Note 22—Other Variable Interest Entities” for quantitative information regarding Other Variable Interest Entities.

The Company holds variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also variable interests of the Company. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. The Company receives federal and state tax credits for these investments. The Company consolidates the VIEs of which it absorbs the majority of the entities’ expected losses or receives a majority of the entities’ expected residual returns. The assets of the entities consolidated by the Company at December 31, 2009 and December 31, 2008 were approximately $155.4 million and $135.7 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. In addition to the amounts above, the Company had involvement with entities where we held a significant variable interest in the VIE but were not deemed to be the primary beneficiary as the Company would not absorb the majority of expected losses or receive a majority of the expected residual returns. Accordingly, these entities were not consolidated by the Company. The assets of the entities that the Company held a significant variable interest in but was not required to consolidate at December 31, 2009 and December 31, 2008 were approximately $58.4 million and $46.6 million, respectively. The Company records its interests in these unconsolidated VIEs in loans held for investment and other assets. The Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide. See “Note 22—Other Variable Interest Entities” for quantitative information regarding Other Variable Interest Entities.

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

Because the sole asset of the trust is a receivable from the Company, the Company is not permitted to consolidate the trusts under ASC 810-10/FIN 46R, even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities. See “Note 11 – Deposits and Borrowings” for quantitative information regarding Deposits and Other Borrowings.

IV. Reconciliation to GAAP Financial Measures and “Managed” View Information

The Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) are referred to as its “reported” financial statements. Loans included in securitization transactions which qualify as sales under GAAP have been removed from the Company’s “reported” balance sheet. However, servicing fees, finance charges, and other fees, net of charge-offs, and interest paid to investors of securitizations are recognized as servicing and securitizations income on the “reported” income statement. The Company will adopt ASU 2009-16 (ASC 860/SFAS 166) and ASU 2009-17 (ASC 810/SFAS 167) for annual reporting periods beginning after January 1, 2010. As discussed more fully in Note 1 – Significant Accounting Policies, loans previously securitized by the Company and accounted for as sales will be consolidated in the Company’s financial statements. As a result, the Company does not anticipate that there will be a material difference between “reported” and “managed” financial statements in the future.

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

Table 1: Managed View Reconciliation summarizes the difference between “reported” and “managed” views for certain income statement and balance sheet measures as of and for the years ended December 31, 2009, 2008 and 2007.

Table 1: Managed View Reconciliations

	As of December 31, 2009
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$7,697,115	$4,392,380	$12,089,495
Non-interest income	5,286,152	(539,380)	4,746,772

Total revenue	$12,983,267	$3,853,000	$16,836,267
Provision for loan losses	4,230,111	3,853,000	8,083,111
Net charge-offs	4,567,634	3,853,000	8,420,634

Balance Sheet Measures
Loans held for investment	$90,618,999	$46,183,903	$136,802,902
Total assets	169,646,363	42,767,131	212,413,494
Total liabilities	143,056,953	42,767,131	185,824,084
Average loans held for investment	99,787,285	43,727,131	143,514,416
Average earning assets	145,310,458	40,665,701	185,976,159
Average total assets	171,597,613	41,059,675	212,657,288
Average total liabilities	144,991,937	41,059,675	186,051,612
Delinquencies	$3,746,264	$2,718,894	$6,465,158

	As of December 31, 2009
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Selected Company Metrics(3)
Return on average assets	0.58%		0.46%
Net charge-off rate	4.58%		5.87%
30+ day performing delinquency rate	4.13%		4.73%
Net interest margin	5.30%		6.50%
Revenue margin	8.94%		9.05%
Risk adjusted margin	5.79%		4.53%

(1)	Income statement adjustments for the year ended December 31, 2009 reclassify the finance charge of $4.9 billion, past due fees of $757.9 million, other interest income of $(173.9) million and interest expense of $1.1 billion; from non –interest income to net interest income. Net charge-offs of $3.9 billion are reclassified from non-interest income to net interest income to provision for loan losses.
(2)	The managed loan portfolio does not include automobile or mortgage loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

	As of December 31, 2008
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$7,148,715	$4,273,340	$11,422,055
Non-interest income	6,743,971	(1,326,573)	5,417,398

Total revenue	$13,892,686	$2,946,767	$16,839,453
Provision for loan losses	5,101,040	2,946,767	8,047,807
Net charge-offs	3,478,171	2,946,767	6,424,938

Balance Sheet Measures
Loans held for investment	$101,017,771	$45,918,983	$146,936,754
Total assets	165,913,452	43,961,156	209,874,608
Total liabilities	139,301,019	43,961,156	183,262,175
Average loans held for investment	98,970,903	48,841,363	147,812,266
Average earning assets	133,122,964	46,264,456	179,387,420
Average total assets	156,291,528	47,262,416	203,553,944
Average total liabilities	131,013,698	47,262,416	178,276,114
Delinquencies	$4,417,823	$2,178,400	$6,596,223
Selected Company Metrics(3)
Return on average assets	0.05%		0.04%
Net charge-off rate	3.51%		4.35%
30+ day performing delinquency rate	4.37%		4.49%
Net interest margin	5.37%		6.37%
Revenue margin	10.44%		9.39%
Risk adjusted margin	7.83%		5.81%

(1)	Income statement adjustments for the year ended December 31, 2008 reclassify the finance charge of $5.6 billion, past due fees of $933.6 million, other interest income of $(158.1) million and interest expense of $2.1 billion; from non – interest income to net interest income. Net charge-offs of $2.9 billion are reclassified from non-interest income to net interest income to provision for loan losses.
(2)	The managed loan portfolio does not include automobile or mortgage loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

	As of December 31, 2007
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Income Statement Measures(3)
Net interest income	$6,529,845	$4,489,905	$11,019,750
Non-interest income	8,054,223	(2,288,455)	5,765,768

Total revenue	$14,584,068	$2,201,450	$16,785,518
Provision for loan losses	2,636,502	2,201,450	4,837,952
Net charge-offs	1,960,545	2,201,450	4,161,995

	As of December 31, 2007
(Dollars in thousands)	Total Reported	Securitization Adjustments(1)	Total Managed(2)
Balance Sheet Measures
Loans held for investment	$101,805,027	$49,557,390	$151,362,417
Total assets	150,590,369	48,706,677	199,297,046
Total liabilities	126,296,257	48,706,677	175,002,934
Average loans held for investment	93,836,760	51,185,182	145,021,942
Average earning assets	124,426,473	49,075,710	173,502,183
Average total assets	148,983,192	50,410,103	199,393,295
Average total liabilities	123,780,056	50,411,179	174,191,235
Delinquencies	$3,721,444	$2,142,353	$5,863,797
Selected Company Metrics(3)
Return on average assets	1.79%		1.33%
Net charge-off rate	2.10%		2.88%
30+ day performing delinquency rate	3.66%		3.87%
Net interest margin	5.38%		6.46%
Revenue margin	12.01%		9.85%
Risk adjusted margin	10.40%		7.40%

(1)	Income statement adjustments for the year ended December 31, 2007 reclassify the finance charge of $6.3 billion, past due fees of $1.0 billion, other interest income of $(167.3) million and interest expense of $2.7 billion; from non –interest income to net interest income. Net charge-offs of $2.2 billion are reclassified from non-interest income to net interest income to provision for loan losses.
(2)	The managed loan portfolio does not include automobile or mortgage loans which have been sold in whole loan sale transactions where the Company has retained servicing rights.
(3)	Based on continuing operations.

Managed Loan Portfolio Distribution provides summary data on the composition of the period end and average balances of the managed loan portfolio. The difference between managed and reported loans, both period end and average, relates to securitized domestic credit card loans that are accounted for as sales under GAAP.

Table 2: Managed Loan Portfolio Distribution

	As of December 31,
(Dollars in thousands)	2009	2008	2007
Period end outstanding
Domestic credit card	$60,299,827	$70,944,581	$69,723,169
International credit card	8,223,835	8,720,642	11,656,922

Total Credit Card	68,523,662	79,665,223	81,380,091
Commercial and multi-family real estate	13,843,158	13,303,081	12,414,263
Middle market	10,061,819	10,081,823	8,288,476
Specialty lending	3,554,563	3,547,287	2,948,402

Total Commercial Lending	27,459,540	26,932,191	23,651,141
Small ticket commercial real estate	2,153,510	2,609,123	3,396,100

Total Commercial Banking	$29,613,050	$29,541,314	$27,047,241
Automobile	18,186,064	21,494,436	25,128,352
Mortgage	14,893,187	10,098,430	11,561,533
Other retail	5,135,242	5,603,696	5,659,411

Total Consumer Banking	$38,214,493	$37,196,562	$42,349,296
Other loans	451,697	533,655	585,789

Total Company	$136,802,902	$146,936,754	$151,362,417

Average outstandings
Domestic credit card	$64,670,269	$68,634,756	$66,774,914
International credit card	8,405,250	10,570,791	11,310,239
Total Credit Card	$73,075,519	$79,208,971	$78,085,153
Commercial and multi-family real estate	13,857,522	12,829,870	11,905,715
Middle market	10,098,454	9,172,541	7,404,313
Specialty lending	3,566,693	3,595,866	2,923,702

	As of December 31,
(Dollars in thousands)	2009	2008	2007
Total Commercial Lending	$27,522,669	$25,598,277	$22,233,730
Small ticket commercial real estate	2,491,123	3,115,436	2,669,621

Total Commercial Banking	$30,013,792	$28,713,713	$24,903,351
Automobile	19,950,123	23,490,015	24,150,217
Mortgage	14,434,281	10,406,251	11,805,524
Other retail	5,489,641	5,449,185	5,565,075

Total Consumer Banking	$39,874,045	$39,345,451	$41,520,816
Other loans	551,060	544,131	217,687

Total Company	$143,514,416	$147,812,266	$144,727,007

V. Management Summary and Business Outlook

Management Summary

The following discussion provides a summary of 2009 results compared to 2008 results and 2008 results compared to 2007 results on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis. The results of the Company’s mortgage origination operations of GreenPoint, which was acquired as part of the North Fork Bancorporation acquisition in December 2006 and discontinued in August 2007, are accounted for as discontinued operations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The Company had net income of $883.8 million, or $0.74 per share (diluted) for the year ended December 31, 2009, compared to net loss of $46.0 million, or $(0.21) per share (diluted) for the year ended December 31, 2008. Net income for 2009 included an after-tax loss from discontinued operations of $102.8 million, or $(0.24) per share (diluted), compared to an after-tax loss from discontinued operations of $130.5 million, or $(0.35) per share (diluted) in 2008.

Income from continuing operations for 2009 was $986.6 million, an increase of $0.9 billion from $84.5 million in 2008. Diluted earnings per share from continuing operations for 2009 was $0.98, compared to $0.14 in 2008.

2009 Summary of Significant Events

U.S. Economic Recession and Credit Deterioration

The economic recession in the U.S. has continued to impact the Company in multiple ways. While the second half of 2009 began to show some positive signs, we have continued to see deterioration in credit performance across our loan portfolios. The Company continues to fortify its financial position for success once the recession begins to abate. The following demonstrates how the U.S. economic recession and credit deterioration, and the Company’s actions to respond to continued economic worsening, have impacted the Company:

•	Managed charge-off rate increased and the managed delinquency rate increased by 152 basis points and 24 basis points, respectively, to 5.87% and 4.73%, respectively,

•

The allowance for loan and lease losses decreased by $396.6 million to $4.1 billion driven primarily by releases in Credit Card due to lower on balance sheet loans, a release in Auto Finance due to lower loan volume and improving credit trends, partially offset by increased reserves in Commercial and Mortgage Banking,

•	Decreased our provision for loan and lease losses by $870.9 million to $4.2 billion, primarily due to a 2008 allowance build of $1.6 billion versus a 2009 allowance release of 396.6 million,

•	Reduced the fair value of the retained interests in securitization by $160.7 million,

•	Revenue suppression, which is the amounts billed to customers but not recognized as revenue, increased to $2.1 billion from $1.9 billion,

•

Experienced a $10.1 billion reduction in managed loans held for investment, due to reduced demand for consumer loans, prior decisions to exit certain businesses and an increase in charge-offs despite the addition of loans acquired from the Chevy Chase Bank acquisition,

•	Deposits increased $7.2 billion with the acquisition of Chevy Chase Bank while being offset by the sale of the U.K. deposit business,

•

Our securities available for sale portfolio increased by $7.8 billion to $38.8 billion with the acquisition of Chevy Chase’s portfolio, and increased deposits and reduced investment in loan receivables which allows our continued investment in high-quality agency mortgage-backed and other highly rated securities.

Chevy Chase Bank Acquisition

On February 27, 2009, the Company acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash with a total value of $475.9 million. This acquisition improves the Company’s core deposit funding base, increases readily available and committed liquidity, adds additional scale in bank operations, and brings a strong customer base in an attractive banking market. Under the terms of the stock purchase agreement, Chevy Chase Bank common shareholders received $445.0 million in cash and 2.56 million shares of Capital One common stock. In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net expected principal losses estimated at the time the deal was signed, the Company will share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “Earn-Out”). The maximum payment under the Earn-Out is $300.0 million and would occur after December 31, 2013. As of December 31, 2009, the Company has not recognized a liability nor does it expect to make any payments associated with the Earn-Out based on our expectations for credit losses on the acquired portfolio. Subsequent to the closing of the acquisition all of the outstanding shares of preferred stock of Chevy Chase Bank and the subordinated debt of its wholly-owned REIT subsidiary, were redeemed. Chevy Chase Bank’s results of operations are included in the Company’s results after the acquisition date of February 27, 2009.

The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Chevy Chase Bank acquisition date. The initial goodwill of $1.1 billion was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created through the scale, operational and product enhancement benefits that will result from combining the operations of the two companies. During the remainder of 2009 subsequent to the acquisition, the Company continued the analysis of the fair values and purchase price allocation of Chevy Chase Bank’s assets and liabilities. The Company recorded an increase to goodwill of $510.9 million as a result. The change was predominantly related to changes in the timing of expected cash flows related to loans. In accordance with the ASC 350-20/SFAS 142, the decrease in the estimated fair value of loans as of the acquisition date was offset by an increase in goodwill. The Company has completed the analysis and considers goodwill to be final. Upon completion of the analysis, the Company recast previously presented information as if all adjustments to the purchase price allocation had occurred at the date of acquisition. The fair value of the non-controlling interest was calculated based on the redemption price of the interests, as well as any accrued but unpaid dividends. The shares of preferred stock of Chevy Chase Bank have been redeemed as noted above, and therefore, there is no longer a non-controlling interest.

Stress Test Results

On May 5, 2009, examiners from the Board of Governors of the Federal Reserve System, the Federal Reserve Bank of Richmond, the Office of the Comptroller of the Currency and representatives from other federal bank supervisors (together the “Supervisors”) delivered a report to the Company under the U.S. Department of the Treasury’s completed Supervisory Capital Assessment Program, also known as its “Stress Test.” In this report, the Supervisors provided the results of their estimates of the Company’s credit losses, resources available to absorb those losses and any necessary additions to capital under the “more adverse” Stress Test scenario. Resources available to absorb losses included the Company’s estimated pre-provision net revenues in 2009 and 2010, estimated loan loss allowance levels in 2009 and 2010, and existing capital resources. The Supervisors concluded that the Company did not need to raise any additional Tier 1 capital or Tier 1 common equity under the “more adverse” Stress Test scenario. It should be noted that this was a point in time analysis and changes in assumptions could negatively impact the results.

U.S. Treasury Department’s Capital Purchase Program

On June 17, 2009, the Company repurchased all 3,555,199 Series A Preferred Shares, at par. The total amount repurchased, including accrued dividends, was approximately $3.57 billion, compared to a book value of $3.1 billion. The difference represented unaccreted discount of $461.7 billion, which was recorded as a dividend in the second quarter of 2009, reducing income available to common shareholders. On December 11, 2009, the Warrants were sold by the U.S. Treasury for $11.75 per warrant. The sale by the U.S. Treasury had no impact on the Company’s equity and the Warrants remain outstanding and continue to be included in paid in capital.

FDIC Assessment

In June 2009, The Federal Deposit Insurance Corporation (“FDIC”) issued a rule that would impose a 5 basis point special assessment on a bank’s assets minus its Tier 1 capital as of June 30, 2009. The rule would also allow the FDIC to impose additional special assessments if it believes that the Deposit Insurance Fund reserve ratio will fall to a level that would adversely affect public confidence or would be close to or below zero. The special assessment was, and any future special assessment will be, capped at 10 basis points times a bank’s assessment base for the relevant quarter’s risk-based assessment. As a result, the Company recorded an expense of $80.5 million during 2009.

Sale of MasterCard Shares

During the second quarter of 2009, the Company recognized a gain of $65.5 million in other non-interest income from the sale of 404,508 shares of MasterCard class B common stock.

Equity Offering

On May 11, 2009, the Company raised approximately $1.5 billion in proceeds through the issuance of 56 million shares of common stock at $27.75 per share.

Debt Issuances

On May 19, 2009, the Company issued Senior Notes of $1.0 billion aggregate principal amount of non-guaranteed unsecured parent debt at 7.375% due May 23, 2014.

On June 18, 2009, COBNA issued $1.5 billion aggregate principal amount of 8.800% Subordinated Notes due July 15, 2019.

On July 29, 2009, the Company issued $1.0 billion of trust preferred securities at a fixed rate of 10.25% due August 15, 2039.

On November 13, 2009, the Company issued $1.0 billion of trust preferred securities at a fixed rate of 8.875% due May 15, 2040.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The Company had a net loss of $46.0 million, or $(0.21) per share (diluted) for the year ended December 31, 2008, compared to net income of $1.6 billion, or $3.97 per share (diluted) for the year ended December 31, 2007. The net loss for 2008 included an after-tax loss from discontinued operations of $130.5 million, or $(0.35) per share (diluted), compared to an after-tax loss from discontinued operations of $1.0 billion, or $(2.58) per share (diluted) in 2007.

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

2008 Summary of Significant Events

U.S. Economic Recession and Credit Deterioration

The U.S. economic recession has impacted the Company in multiple ways during the year. Most notably we have seen significant deterioration in credit performance. As the recession deepened, the Company responded by fortifying its balance sheet, exiting the riskiest areas we operated in and reducing costs as appropriate. The following demonstrates how the U.S. economic recession and credit deterioration, and the Company’s actions to anticipate and respond to economic worsening, have impacted the Company:

•	Increased managed charge-off rate and managed delinquency rate by 147 basis points and 62 basis points, respectively, to 4.35% and 4.49%, respectively,

•	Increased the allowance for loan and lease losses by $1.6 billion to $4.5 billion, increasing the coverage ratio of allowance as a percentage of loans held for investment by 157 basis points to 4.48%,

•	Increased our provision for loan and lease losses by $2.5 billion to $5.1 billion,

•	Reduced the fair value of the interest-only strips and other retained interests by $224.8 million,

•	Revenue suppression, which is the amounts billed to customers but not recognized as revenue, increased to $1.9 billion from $1.1 billion,

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

U.S. Treasury Department’s Capital Purchase Program Participation

On November 14, 2008 the Company entered into an agreement (the “Securities Purchase Agreement”) to issue 3,555,199 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $0.01 per share (the “Series A Preferred Stock”), to the United States Department of the Treasury (“U.S. Treasury”) as part of the Company’s participation in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (“CPP”), having a liquidation amount per share equal to $1,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As noted above, the Company redeemed the Series A Preferred Stock in June 2009 at the liquidation amount per share.

In addition, the Company issued Warrants to purchase 12,657,960 of the Company’s common shares to the U.S. Treasury as part of the Securities Purchase Agreement. The Warrants have an exercise price of $42.13 per share. The Warrants expire ten years from the issuance date. As noted above, the U.S. Treasury sold the Warrants on December 9, 2009 for $11.75 per warrant.

The Company received proceeds of $3.55 billion for the Series A Preferred Stock and the Warrants. The Company allocated the proceeds based on a relative fair value basis between the Series A Preferred Stock and the Warrants, recording $3.06 billion and $491.5 million, respectively. The fair value of the preferred stock was estimated using independent quotes from third party sources who considered the structure, subordination and size of the preferred stock issuance in comparison to the trust preferred securities issued by special purpose trusts established by the Company. Fair value of the stock warrants was estimated using a pricing model with the most significant assumptions being the forward dividend yield and implied volatility of the Company’s stock price. The $3.06 billion of Series A Preferred Stock is net of a discount of $491.5 million. The discount will be accreted to the $3.55 billion liquidation preference amount over a five year period. The accretion of the discount and dividends on the preferred stock reduce net income available to common shareholders.

OCC Minimum Payment Rules

In March 2008, COBNA converted from a Virginia state-chartered bank to a national association, which is regulated by the OCC. The OCC has minimum payment policies for the credit card industry designed to force modest positive amortization for all card accounts.

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

The Company has converted substantially all accounts to comply with OCC minimum payment policies for the year ended December 31, 2009.

Secondary Equity Offering

On September 30, 2008, the Company raised $760.8 million through the issuance of 15,527,000 shares of common stock at $49.00 per share.

Goodwill Impairment

During the fourth quarter of 2008, the Company recorded an impairment to goodwill of $810.9 million. The impairment was recorded in the Auto Finance business. The deficit was primarily a result of a reduced estimate of the fair value of the Auto Finance business due to the decision to scale that business back beginning in 2008.

Sale of MasterCard Shares

During the second quarter of 2008, the Company recognized a gain of $44.9 million in other non-interest income from the sale of 154,991 shares of MasterCard class B common stock.

Visa IPO

During the first quarter of 2008, Visa completed an initial public offering (“IPO”) of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. In addition, the Company recognized a gain of $109.0 million in non-interest income for the redemption of 2.5 million shares related to the Visa IPO. Both items were included in the Other category.

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

See “Note 4 – Discontinued Operations” for further details.

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

Income Taxes

We recognized a $69.0 million one-time tax benefit in the second quarter of 2007 resulting from previously unrecognized tax benefits related to our international tax position. In addition, we recognized a $29.7 million reduction in retained earnings associated with the adoption of ASU 740-10/FIN 48 in 2007.

Business Outlook

The statements contained in this section are based on our current expectations regarding the Company’s 2010 financial results and business strategies. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward looking statements. Factors that could materially influence results are set forth throughout this section and in Item 1A “Risk Factors”.

The Company expects continuing cyclical economic challenges in 2010, although the pace of economic deterioration has slowed during the second half of 2009. The Company expects that the U.S. Unemployment Rate will remain above 10% throughout 2010, and that the Case-Schiller 20-City Index of home prices will fall 11% from its year end 2009 level.

The Company expects that credit trends will continue to be a key driver of its near-term results. While charge-offs in the Company’s consumer lending businesses other than the mortgage portfolio are nearing a cyclical peak, the Company does not expect a rapid recovery. Rather, the Company expects charge-offs in the consumer lending businesses other than the mortgage portfolio to remain stubbornly high in 2010 as they begin a gradual recovery. The Company expects that charge-offs in the mortgage portfolio and the Commercial Banking business will continue to deteriorate in 2010.

In addition to credit trends, the Company expects that its near-term results will reflect the mechanics of delivering value through the cycle. The Company expects that loans will continue to decline into 2010, driven largely by continuing runoff of businesses the Company exited or repositioned earlier in the recession. As the Company’s consumer businesses other than the mortgage portfolio near the peak of charge-off dollars, the Company expects that the combination of declining loan balances and moderating credit outlook creates the potential for significant allowance releases. The Company expects that potential allowance releases could coincide with expected investments in marketing and infrastructure. The Company expects that any future loan growth and returns that may result from the marketing and infrastructure investments would lag the investments, as they have in the past. The Company believes that potential returns generated by marketing and other investments would be attractive and sustainable over the long-term.

2010 Expectations:

•

The Company expects a mid-single digit percentage decline in ending managed loan balances compared to 2009, driven by continuing runoff of loans in businesses the Company exited or repositioned earlier in the recession, including nationally originated installment loans in its Domestic Card business, small ticket Commercial real Estate, mortgages, and auto loans. The Company expects a high-single digit percentage decline in average loan balances compared to 2009, driven by continuing runoff as well as lower beginning loan balances.

•	The Company expects annual margins for 2010 to be similar to annual margins for 2009.

•	Consistent with declining loan balances and relatively stable margins, the Company expects that annual revenues will decline in 2010 compared to 2009.

•

The Company expects non-interest expenses to increase in 2010. Media and marketing costs were unusually low in 2009. In 2010, the Company expects these costs to increase toward more normal levels, depending upon the Company’s assessment of market opportunities through the year. The Company expects that operating expenses in 2010 will be similar to 2009, as ongoing efficiency improvements are offset by investments in banking and mortgage infrastructure.

•	The Company expects the efficiency ratio to rise year over year, consistent with the revenue and expense trends mentioned above.

•	The Company expects that the combination of declining loan balances and a moderating charge-off outlook could create the potential for significant allowance releases in 2010.

Credit Card Business:

The Company expects further increases in the Domestic Card charge-off rate into 2010. The Domestic Card charge-off rate for the first quarter could cross 11%, driven by declining loan balances and elevated delinquencies in the second half of 2009 flowing through to charge-off. The Company expects to reach the quarterly peak in Domestic Card charge-off dollars in the first quarter of 2010, although declining loan balances may cause Domestic Card charge-off rates to remain elevated for a bit longer.

The Company expects Domestic Card loans to decline in 2010 because of the continuing runoff of about $3 billion of installment loans. If normal seasonal patterns hold, the Company expects most or all of the decline would come in the first quarter. In subsequent quarters the Company expects loan balances for the Domestic Card segment to be relatively flat, as originations roughly offset both elevated charge-offs and installment loan runoff.

In 2010 the Company expects that Domestic Card marketing expenses will increase toward more normal levels depending on our assessment of the market opportunities for profitable and resilient origination growth.

The Company expects that quarterly Domestic Card revenue margin will be in the mid-15% range in 2010, although the revenue margin in the first quarter may be above the mid-15% range.

Longer term, the Company expects the Credit CARD Act, as well as market and competitive responses to the Credit CARD Act, will result in the continuing redistribution of where revenue comes from within the Domestic Card business. The Company expects declining revenues from over limit fees and increasing revenues from up front pricing. This redistribution was evident in 2009 quarterly trends in net interest income and non-interest income in the Domestic Card business. In the aggregate, the Company expects its Domestic Card revenue margin to remain largely intact over time. Over the long-term, the Company expects that returns in the Domestic Card business will diminish modestly from pre-recession levels, but will remain very attractive and well above hurdle rates.

The Company expects that credit trends in the International Card business will reflect continuing economic weakness in the U.K and Canada.

Commercial Banking:

The Company expects that the continuing recession will drive continuing declines in commercial real estate values, and that non-performing loans and charge-offs will remain elevated across our Commercial Banking businesses in 2010. The Company expects continuing growth in low-cost commercial deposits with disciplined pricing in 2010.

Consumer Lending:

The Company expects ending loans in the Auto Finance business to decrease approximately $1.5 billion in 2010. The Company expects ending loans in the mortgage portfolio to decline by approximately $2.5 billion in 2010. In contrast, the Company expects continuing growth in consumer deposits with disciplined pricing in 2010.

VI. Financial Summary

Table 3 provides a summary view of the consolidated income statement and selected metrics at and for the years ended December 31, 2009, 2008 and 2007.

CAPITAL ONE FINANCIAL CORPORATION

Table 3: Financial Summary

	Year Ended December 31,			Change
(Dollars in thousands)	2009(6)	2008	2007	2009 vs. 2008	2008 vs. 2007
Earnings:
Net interest income	$7,697,115	$7,148,715	$6,529,845	$548,400	$618,870
Non-interest income	5,286,152	6,743,971	8,054,223	(1,457,819)	(1,310,252)

Total Revenue(1)	12,983,267	13,892,686	14,584,068	(909,419)	(691,382)
Provision for loan and lease losses	4,230,111	5,101,040	2,636,502	(870,929)	2,464,538
Restructuring expenses	119,395	134,464	138,237	(15,069)	(3,773)
Goodwill impairment charge(5)	—	810,876	—	(810,876)	810,876
Other non-interest expenses	7,297,659	7,264,687	7,939,773	32,972	(675,086)

Income from continuing operations before taxes	1,336,102	581,619	3,869,556	754,483	(3,287,937)
Income taxes	349,485	497,102	1,277,837	(147,617)	(780,735)

Income from continuing operations, net of tax	986,617	84,517	2,591,719	902,100	(2,507,202)
Loss from discontinued operations, net of tax(3)	(102,836)	(130,515)	(1,021,387)	27,679	890,872

Net income (loss)	$883,781	$(45,998)	$1,570,332	$929,779	$(1,616,330)
Net income (loss) available to common shareholders	$319,873	$(78,721)	$1,570,332	$398,594	$(1,649,053)

Earnings Per Common Share:
Basic earnings per common share:
Income from continuing operations, net of tax	$0.99	$0.14	$6.64	$0.85	$(6.50)
Loss from discontinued operations, net of tax(3)	(0.24)	(0.35)	(2.62)	0.11	2.27

Net income (loss) per common share	$0.75	$(0.21)	$4.02	$0.96	$(4.23)

Diluted earnings per common share:
Income from continuing operations, net of tax	$0.98	$0.14	$6.55	$0.84	$(6.41)
Loss from discontinued operations, net of tax(3)	(0.24)	(0.35)	(2.58)	0.11	2.23

Net income (loss) per common share	$0.74	$(0.21)	$3.97	$0.95	$(4.18)

Selected Balance Sheet Data(2):
Year-end balances:
Reported loans held for investment	$90,618,999	$101,017,771	$101,805,027	$(10,398,772)	$(787,256)
Securities available for sale	38,829,562	31,003,271	19,781,587	7,829,291	11,221,684
Allowance for loan and lease losses	4,127,395	4,523,960	2,963,000	(396,565)	1,560,960
Interest bearing deposits	102,370,437	97,326,937	71,714,627	5,043,500	25,612,310
Total deposits	115,809,096	108,620,789	82,761,176	7,188,307	25,859,613
Other borrowings	11,968,461	14,869,648	26,812,969	(2,901,187)	(11,943,321)
Average balances:
Reported loans held for investment	$99,787,285	$98,970,903	$93,541,825	$816,383	$5,429,077
Securities available for sale	36,836,779	25,042,506	18,933,750	11,794,273	6,108,756
Interest bearing deposits	103,078,208	82,735,627	73,764,911	20,342,581	8,970,716
Total deposits	115,600,744	93,507,646	85,211,616	22,093,098	8,296,030
Other borrowings	14,897,331	22,214,986	20,261,449	(7,317,655)	1,953,537

	Year Ended December 31,			Change
(Dollars in thousands)	2009(6)	2008	2007	2009 vs. 2008	2008 vs. 2007
Selected Company Metrics(2):
Return on average assets (ROA)	0.58%	0.05%	1.79%	0.53	(1.74)
Return on average equity (ROE)	3.71%	0.33%	10.28%	3.38	(9.95)
Net charge-off rate	4.58%	3.51%	2.10%	1.07	1.41
Delinquency rate (30+ days)	4.13%	4.37%	3.66%	(0.24)	0.71
Net interest margin	5.30%	5.37%	5.38%	(0.07)	(0.01)
Revenue margin	8.94%	10.44%	12.01%	(1.50)	(1.57)
Risk adjusted margin (4)	5.79%	7.83%	10.40%	(2.04)	(2.57)

(1)	In accordance with the Company’s finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue were $2.1 billion, $1.9 billion and $1.1 billion for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	Based on continuing operations.
(3)	Discontinued operations related to the shutdown of mortgage origination operations of GreenPoint’s wholesale mortgage banking unit in 2007.
(4)	Risk adjusted margin equals total revenue less net charge-offs as a percentage of average earning assets.
(5)	In 2008, the Company recorded impairment of goodwill in its Auto Finance business of $810.9 million.
(6)	Effective February 27, 2009 the Company acquired Chevy Chase Bank, FSB for $475.9 million, which included a cash payment of $445.0 million and an issuance of 2.56 million shares valued at $30.9 million.

Summary of the Reported Income Statement

The following is a detailed description of the financial results reflected in Table 3. Additional information is provided in Section XI, Tabular Summary as detailed in sections below.

The following discussion provides a summary of 2009 results compared to 2008 results and 2008 results compared to 2007 results on a continuing operations basis, unless otherwise noted. Each component is discussed in further detail in subsequent sections of this analysis.

Net Interest Income

Table 4: Net interest income

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Interest Income
Consumer loans	$7,237,013	$7,748,642	$7,802,817
Commercial loans (1)	1,520,053	1,711,736	1,697,311

Loans held for investment, including past-due fees	8,757,066	9,460,378	9,500,128
Investment securities	1,610,210	1,224,012	950,972
Other	297,309	427,609	627,056

Total interest income	$10,664,585	$11,111,999	$11,078,156
Interest Expense
Deposits	$2,093,019	$2,512,040	$2,906,351
Senior and Subordinated Notes	260,282	444,854	577,128
Other borrowings	614,169	1,006,390	1,064,832

Total interest expense	2,967,470	3,963,284	4,548,311

Total net interest income	$7,697,115	$7,148,715	$6,529,845

(1)	Interest income for small business credit cards is reflected in consumer loans.

Net interest income is comprised of interest income and past-due fees earned and deemed collectible from the Company’s loans and interest income earned on securities, less interest expense on interest-bearing deposits, senior and subordinated notes, and other borrowings.

Interest income on loans held for investment decreased to $8.8 billion at December 31, 2009 from $9.5 billion at the end of 2008. The decline in interest income reflects reduced consumer spending due to the current economic conditions as evidenced by the decline in purchase volume in our Credit Card segment as well as continued declines in outstandings in our Card and Auto Finance businesses due to the Company’s decisions to scale back those businesses. The increase of non-performing loans experienced during 2009 contributed to the decrease in interest income within the Commercial segment. In addition, declines in interest rates, which impact our variable rate products, continued throughout 2009.

Interest income on investment securities increased $386.2 million driven by increases in the average portfolio from $25.0 billion in 2008 to $36.9 billion in 2009. As a result of holding a majority of fixed rate securities, the Company’s portfolio continued to generate interest income while yields fluctuated throughout 2009. The increase in the securities available for sale portfolio came as the Company continued to grow its deposit base and maintained our approach of holding high quality, low risk investments. Also, the addition of Chevy Chase Bank’s $1.4 billion portfolio helped drive the increase in interest income in 2009 as compared to 2008.

Interest expense declined by $995.8 million from 2008. Approximately half of this decline occurred in our interest bearing deposits due to a decline in average rate from 3.04% in 2008 to 2.03% during 2009. In addition the Company’s average other borrowings declined by $7.3 billion driven by a decrease of FHLB debt and run-off of auto securitizations during 2009. The remainder of the decrease occurred in the Company’s Senior and Subordinated notes where the Company took advantage of lower interest rates. Average senior and subordinated rates declined to 3.02% for 2009 from 5.01% in 2008.

For the year ended December 31, 2009, reported net interest income increased 7.7%, or $548.4 million, compared to 2008. The increase was largely driven by the decrease in deposit related expenses, maturities of outstanding notes and run-off of auto securitizations during 2009. Net interest margin decreased slightly by 8 basis points to 5.30% for the year ended December 31, 2009.

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

For additional information, see “Table A – Statement of Average Balances, Income and Expense, Yields and Rates” and “Table B – Interest Variance Analysis” for further details.

Table 5: Non-interest income

Non-Interest Income

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Non-interest income
Servicing and securitizations	$2,279,826	$3,384,468	$4,840,677
Service charges and other customer-related fees	1,997,013	2,232,363	2,057,854
Mortgage servicing and other	14,729	105,038	166,776
Interchange	501,798	562,117	500,484
Net impairment losses recognized in earnings	(31,951)	(10,916)	—
Other	524,737	470,901	488,432

Total non-interest income	$5,286,152	$6,743,971	$8,054,223

Non-interest income is comprised of servicing and securitizations income, service charges and other customer-related fees, mortgage servicing and other, interchange income and other non-interest income.

For the year ended December 31, 2009, non-interest income decreased 21.6% compared to 2008. For the year ended December 31, 2008, non-interest income decreased 16.3% compared to 2007. See detailed discussion of the components of non-interest income below.

Servicing and Securitizations Income

Servicing and securitizations income represents servicing fees, excess spread and other fees derived from the off-balance sheet loan portfolio, adjustments to the fair value of retained interests derived through securitization transactions, as well as gains and losses resulting from securitization and other sales transactions.

Servicing and securitizations income decreased 32.6% for the year ended December 31, 2009. The decrease was attributable to continuous reductions in average securitized loans and reduction in the fair value of retained interests and higher charge offs on the securitized portfolio as a result of continued stress in the economic environment. In addition, average securitized loans continued to decline to $43.7 billion for 2009 compared to $48.8 billion for 2008.

Servicing and securitizations income decreased 30.1% for the year ended December 31, 2008. The decrease was attributable to reductions in average securitized loans year over year and to reductions in fair value of retained interests due to the worsening global credit environment. Average securitized loans were $48.8 billion for 2008 compared to $51.2 billion in 2007.

Beginning January 1, 2010, the Company will be required to consolidate certain loans previously transferred to VIE’s and accounted for as sales. The loans will be included as loans held for investment and the corresponding income from these securitized loans will no longer be reflected as securitization income. Interest income, net charge-offs and certain other income associated with securitized loan receivables and interest expense associated with the debt securities issued from the trusts to third party investors will be reporting in the same line as non-securitized loan receivables and corporate debt. Additionally, we will no longer record gains on new securitization activity or valuation adjustments on retained interests including the interest-only strip, retained senior and subordinate tranches and restricted cash collateral accounts unless the Company achieves sale accounting under ASU 2009-16 (ASC 860/SFAS 166) and achieves deconsolidation under ASU 2009-17 (ASC 810/SFAS 167). See “Item III. Off-Balance Sheet Arrangements” and “Note 1 – Significant Accounting Policies” for the pro forma impacts on our consolidated financial statements.

Service Charges and Other Customer-Related Fees

For 2009, service charges and other customer-related fees declined by 10.5% primarily due to a reduction in collectable overlimit and cash advance fees.

For 2008, service charges and other customer-related fees grew 8.5% due to higher overlimit and cash advance fees.

Mortgage Servicing and Other Income

Mortgage servicing and other income is comprised of non-interest income related to our mortgage servicing business and other mortgage related income. For the year ended December 31, 2009, mortgage servicing and other income decreased 86.0% from the prior year due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio, recognition of impairment, and reduced gains on sales due to lower originations in 2009. The Company has been notified by the insurer of certain Chevy Chase Bank mortgage securitization transactions that it will be removed as servicer of mortgage loans with an aggregate unpaid principal balance of $3.1 billion as of December 31, 2009. The fair value of mortgage servicing rights at December 31, 2009 reflects this expected loss of servicing, which is included in the table above. See “Note 15 – Mortgage Servicing Rights” for further details.

For the year ended December 31, 2008, mortgage servicing and other income decreased 37.0% from prior year due to the changes in fair value of the mortgage servicing rights attributable to the run-off of the portfolio and reduced gains on sales due to lower originations in 2008.

Interchange

Interchange income, net of rewards expense, decreased 10.7% for the year ended December 31, 2009 on a reported basis due to a decrease in purchase volume of 8.6% as compared to 2008. Interchange on a managed basis decreased 3.9% due to decreases in managed purchase volume of 10.3% offset by decreases in rewards expense. Costs associated with the Company’s rewards programs in 2009 were $191.7 million on a reported basis and $582.6 million on a managed basis.

Interchange income, net of rewards expense, increased 12.3% for the year ended December 31, 2008 on a reported basis due to a shift in loans from our off-balance sheet securitized loans to our reported on-balance sheet loans during 2008. Interchange on a managed basis decreased 7.8% due to decreases in managed purchase volume of 1.2% and increases in rewards expense. Costs associated with the Company’s rewards programs in 2008 were $221.4 million on a reported basis and $709.2 million on a managed basis. The increase in the rewards expense was due to an expansion of our rewards programs.

Other Non-Interest Income

Other non-interest income includes, among other items, gains and losses on sales of securities and gains and losses associated with hedging transactions.

Other non-interest income for the year ended December 31, 2009 increased $53.8 million or 11.4%. The increase was related to additional income generated by sales of securities during 2009 and the effects of a hedge program on brokered CDs offset by decreases in the fair value of the Company’s free standing derivatives.

Other non-interest income for the year ended December 31, 2008 decreased $28.4 million or 5.8%. The decrease was primarily due to reduced commission income and changes in exchange rates from 2007. Other non-interest income for 2008 also includes a $109.0 million gain from the redemption of shares related to the Visa IPO and a gain of $44.9 million from the sale of MasterCard stock.

Provision for loan and lease losses

Provision for loan and lease losses decreased $870.9 million, or 17.1% for the year ended December 31, 2009. The decrease was due an allowance release of $396.6 million in 2009 compared to an allowance build of $1.6 billion in 2008 offset by an increase in charge offs of $1.1 billion. The reduction in allowance was driven by a smaller reported book and actual credit performance that has been better than expected partially offset by an increase in the charge-off rate of 107 basis points to 4.58% during 2009. The increase in reported charge offs is a result of continued deterioration of the economy the Company operates.

For the year ended December 31, 2008, provision for loan and lease losses increased $2.5 billion, or 93%. The increase in the provision is a result of continued worsening of the economy which rapidly deteriorated during the later part of 2008 as evidenced by increases in both the charge-off rate and delinquency rate, rising to 3.51% and 4.37%, respectively, from 2.10% and 3.66%, respectively. The provision for loan and lease loses increased $1.0 billion in the fourth quarter alone as the Company increased the allowance for loan and lease losses as the unemployment rate and housing prices showed significant worsening during the fourth quarter of 2008.

Non-Interest Expense

Table 6: Non-interest expense

Non-interest expense consists of marketing and operating expenses.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Non-interest expense
Salaries and associated benefits	$2,477,655	$2,335,737	$2,592,534
Marketing	588,338	1,118,208	1,347,836
Communications and data processing	740,543	755,989	758,820
Supplies and equipment	499,582	519,687	531,238
Occupancy	450,871	377,192	322,510
Restructuring expense	119,395	134,464	138,237
Goodwill impairment charge	—	810,876	—
Other	2,540,670	2,157,874	2,386,835

Total non-interest expense	$7,417,054	$8,210,027	$8,078,010

For the year ended December 31, 2009, non-interest expense increased 0.2%, excluding the goodwill impairment in 2008. For the year ended December 31, 2008, non-interest expense, excluding goodwill impairment decreased 8.4%. See detailed discussion of the components of non-interest expense below.

Marketing

Marketing expenses decreased 47.4% and 17.0% for the years ended December 31, 2009 and 2008. The decrease in marketing expenses was due to selective pull-backs in certain marketing channels and other reductions in response to the changes in the economic environment, which began in 2008 and continued through 2009.

Goodwill impairment

The Company recorded an impairment to goodwill of $810.9 million in 2008, as a result of a reduced estimate of the fair value of the Auto Finance business due to business decisions to scale back origination volume. For additional information, see Section II Critical Accounting Estimates, “Valuation of Goodwill and Other Intangible Assets”.

Operating Expenses

Excluding marketing and the goodwill impairment, operating expenses increased 8.7% for the year ended December 31, 2009. The increase in operating expenses primarily relates to the increased costs incurred related to the acquisition of Chevy Chase Bank.

Operating expenses decreased 6.7% for the year ended December 31. 2008. The decrease in operating expenses was a direct result of benefits from the Company’s continued cost reduction initiatives.

Income Taxes

The Company’s effective tax rate was 26.2%, 85.5% and 33.0% for the years ended December 31, 2009, 2008 and 2007, respectively. The effective rate includes federal, state, and international tax components. The decrease in the 2009 rate compared to the 2008 rate and the increase in the 2008 rate compared to the 2007 rate were primarily due to the non-deductible portion of the goodwill impairment recognized during 2008. The Company’s 2008 effective tax rate excluding the goodwill impairment was 37.8%. The decrease in the 2009 rate compared to the 2008 rate excluding goodwill impairment was primarily attributable to changes in the Company’s international tax position, increases in certain tax credits, and reductions in unrecognized tax benefits due to 2009 U.S. Tax Court decisions and other tax settlements.

Balance Sheet

Securities Available for Sale

The Company held $38.8 billion in securities available for sale at December 31, 2009, compared to $31.0 billion at December 31, 2008. The increase in the portfolio of securities available for sale during 2009 reflects the Company’s continuing strategy to grow its deposit base and maintain our approach of holding high quality, lower risk investments. In addition, the Company added $1.3 billion of securities available for sale with the acquisition of Chevy Chase Bank in 2009. During 2009, the Company repositioned its investment portfolio by reducing the amount invested in Collateralized Mortgage Obligations (“CMO”) and selling off investments in Collateralized Mortgage Backed Securities (“CMBS”); while increasing amounts invested in Mortgage Backed Securities (“MBS”) and Asset Backed Securities (“ABS”) as risk adjusted returns became more attractive in the MBS market than in the CMO market. See “Note 6 – Securities Available for Sale” for further details.

Table 7: Securities Available for Sale

	As of December 31,
(Dollars in thousands)	2009	2008
U.S. Treasury and other U.S. Government agency obligations	$868,706	$1,610,329
Collateralized mortgage obligations	9,638,028	11,102,225
Mortgage backed securities	20,684,181	13,712,869
Asset backed securities	7,191,606	4,096,057
Other	447,041	481,791

Total	$38,829,562	$31,003,271

Loans Held for Investment

The Company’s reported loans outstanding at December 31, 2009 were $90.6 billion, compared to $101.0 billion at December 31, 2008, a decrease of $10.4 billion, as overall loan volumes were impacted by the economic environment in which the Company operated during 2009. The decline in the portfolio was primarily in the credit card and automobile portfolios, offset by increases in mortgage due to the acquisition of Chevy Chase Bank.

Declines in the credit card portfolio was driven by declines in consumer spending and reduced marketing levels during 2009, along with the continued run-off of the Company’s national closed-end installment loan portfolio, which declined $4.0 billion during the year. Automobile loans declined as the Company continued to focus on the most resilient customer segments in light of the economic environment.

Commercial lending declined slightly during 2009 as the pace of new originations slowed due to reductions in demand and more cautious underwriting, offset by $695.5 million of loans added from the Chevy Chase Bank acquisition. The small ticket commercial real estate portfolio continued to run-off during 2009, declining by $455.6 million which includes the transfer of a portion of the loans into loans held for sale.

Table 8: Loan Portfolio Distribution

Reported Loan Portfolio Distribution (Dollars in thousands)	December 31,
	2009	2008
Domestic credit card	$20,066,547	$30,754,627
International credit card	2,273,212	2,991,613

Total Credit Card	$22,339,759	$33,746,240
Commercial and multi-family real estate (1)	13,843,158	13,303,081
Middle market	10,061,819	10,081,823
Specialty lending	3,554,563	3,547,287

Total Commercial Lending	$27,459,540	$26,932,191
Small ticket commercial real estate	2,153,510	2,609,123

Total Commercial Banking	$29,613,050	$29,541,314
Automobile	18,186,064	21,494,436
Mortgage	14,893,187	10,098,430
Other retail	5,135,242	5,603,696

Total Consumer Banking	$38,214,493	$37,196,562
Other loans	451,697	533,655

Total Company	$90,618,999	$101,017,771

Managed Loan Portfolio Distribution (Dollars in thousands)	December 31,
	2009	2008
Domestic credit card	$60,299,827	$70,944,581
International credit card	8,223,835	8,720,642

Total Credit Card	$68,523,662	$79,665,223
Commercial and multi-family real estate (1)	13,843,158	13,303,081
Middle market	10,061,819	10,081,823
Specialty lending	3,554,563	3,547,287

Total Commercial Lending	$27,459,540	$26,932,191
Small ticket commercial real estate	2,153,510	2,609,123

Total Commercial Banking	$29,613,050	$29,541,314
Automobile	18,186,064	21,494,436
Mortgage	14,893,187	10,098,430
Other retail	5,135,242	5,603,696

Total Consumer Banking	$38,214,493	$37,196,562
Other loans	451,697	533,655

Total Company	$136,802,902	$146,936,754

(1)	Included in the total of commercial and multi-family real estate loans are construction and land development loans of $2.5 billion and $2.4 billion for the years ended December 31, 2009 and 2008, respectively.

The Company markets its credit card products on a national basis throughout the United States, Canada and the United Kingdom. On a managed basis, the Credit Card segment represented $68.5 billion, or 50.3% of the Company’s overall loan portfolio at December 31, 2009, down from54.4% in 2008. Because of the diversity of the Company’s credit card products and national marketing approach, no single geographic concentration exists within the credit card portfolio. See “Table 9—Credit Card Concentrations” for further details.

Table 9: Credit Card Concentrations (Managed)

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Loans	Percent	Loans	Percent
Domestic Card
California	$7,192,401	11.93%	$8,478,567	11.95%
Texas	4,096,685	6.79%	5,657,916	7.98%
New York	3,916,966	6.50%	5,171,520	7.29%
Florida	3,759,220	6.24%	4,746,580	6.69%
Illinois	2,653,102	4.40%	3,034,636	4.28%
Pennsylvania	2,640,735	4.38%	2,819,761	3.97%
Ohio	2,383,837	3.95%	2,674,512	3.77%
Virginia	1,749,504	2.90%	1,915,860	2.70%
Other	31,907,377	52.91%	36,445,229	51.37%

Total Domestic Card	$60,299,827	88.00%	$70,944,581	89.05%
International Card
United Kingdom	$4,716,981	57.36%	$5,527,237	63.38%
Canada	3,506,854	42.64%	3,193,405	36.62%

Total International Card	$8,223,835	12.00%	$8,720,642	10.95%

Total Credit Card	$68,523,662	50.25%	$79,665,223	54.41%

Commercial Banking represented $29.6 billion, or 21.7% of the Company’s managed loan portfolio at December 31, 2009. The Company operates its Commercial Banking business primarily in the geographies in which it maintains retail bank branches. As a result, most of the portfolio is located in New York, Louisiana and Texas, the Company’s largest retail banking markets. The small ticket commercial real estate portfolio was originated on a national basis through a broker network, and is in run-off mode. See “Table 10—Commercial Banking Concentrations” for further details.

Table 10: Commercial Banking Concentrations (Managed)

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Loans	Percent	Loans	Percent
Commercial Lending
New York	$12,565,715	45.76%	$13,348,236	49.56%
Louisiana	3,592,447	13.08%	3,582,074	13.30%
Texas	2,784,960	10.14%	2,446,243	9.08%
New Jersey	2,252,663	8.20%	2,369,315	8.80%
Massachusetts	618,664	2.25%	426,733	1.59%
California	570,742	2.08%	527,101	1.96%
Maryland	509,199	1.86%	99,622	0.37%
Virginia	454,150	1.66%	89,410	0.33%
Other	4,111,000	14.97%	4,043,457	15.01%

Total Commercial Lending	$27,459,540	92.73%	$26,932,191	91.17%
Small Ticket Commercial Real Estate
New York	$863,790	40.11%	$1,006,996	38.60%
California	468,183	21.74%	519,018	19.89%
Massachusetts	165,703	7.70%	214,925	8.24%
New Jersey	122,952	5.71%	158,448	6.07%
Florida	93,901	4.36%	134,607	5.16%
Other	438,981	20.38%	575,129	22.04%

Total Small Ticket Commercial Real Estate	$2,153,510	7.27%	$2,609,123	8.83%

Total Commercial Banking	$29,613,050	21.72%	$29,541,314	20.18%

Consumer Banking represented $38.2 billion, or 28.0% of the Company’s loan portfolio at December 31, 2009. The automobile portfolio was originated primarily on a national basis, with additional originations through the retail branch network. It is well diversified with some concentration in Texas and Louisiana. The mortgage portfolio is concentrated in New York, California and Louisiana which reflects the characteristics of the legacy Hibernia, North Fork and Chevy Chase portfolios that comprise the majority of our mortgages. Other retail lending includes the Company’s branch and banker based small business loans as well as other consumer lending products originated through the branch network. These portfolios are concentrated in the Company’s retail branch geographies. See “Table 11—Consumer Banking Concentrations” for further details. The increase in Maryland and Virginia is due to the acquisition of Chevy Chase Bank and reflects their primary market presence.

Table 11: Consumer Banking Concentrations (Managed)

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Loans	Percent	Loans	Percent
Automobile lending
Texas	$2,900,861	15.95%	$3,138,103	14.60%
California	1,675,107	9.21%	2,258,622	10.51%
Louisiana	1,393,027	7.66%	1,690,226	7.86%
Florida	1,072,433	5.90%	1,365,526	6.35%
New York	919,095	5.05%	1,107,018	5.15%
Georgia	841,009	4.63%	931,939	4.34%
Illinois	789,150	4.34%	828,455	3.85%
Other	8,595,382	47.26%	10,174,547	47.34%

Total Automobile Lending	$18,186,064	47.59%	$21,494,436	57.79%
Mortgages
New York	$2,907,533	19.52%	$3,139,776	31.09%
California	2,813,533	18.89%	1,171,364	11.60%
Louisiana	2,226,111	14.95%	2,508,243	24.84%
Maryland	1,032,587	6.93%	89,353	0.88%
Virginia	989,268	6.64%	114,636	1.14%
New Jersey	858,786	5.77%	654,543	6.48%
Other	4,065,369	27.30%	2,420,515	23.97%

Total Mortgages(1)	$14,893,187	38.97%	$10,098,430	27.15%
Other Retail
Louisiana	$2,065,182	40.22%	$2,463,934	43.97%
Texas	1,366,354	26.61%	1,689,531	30.15%
New York	981,446	19.11%	1,019,364	18.19%
New Jersey	381,870	7.44%	297,651	5.32%
Virginia	150,924	2.94%	248	0.00%
Maryland	134,790	2.62%	188	0.00%
Other	54,676	1.06%	132,780	2.37%

Total Other Retail	$5,135,242	13.44%	$5,603,696	15.07%

Total Consumer Banking	$38,214,493	28.03%	$37,196,562	25.41%

(1)	Increase in mortgage loan during 2009 is primarily attributable to the acquisition of Chevy Chase Bank.

Table 12: Reported Loan Maturity Schedule(1)

(in thousands)	Amounts due in one year or less	Amounts due after one year through five years	Amounts due after five years	Total
Fixed Rate
Total Credit Card	$12,510,870	$3,377,017	$—	$15,887,887
Total Commercial Banking	2,793,762	10,414,144	2,968,980	16,176,886
Automobile	457,007	14,686,310	3,288,796	18,432,113
Mortgage	943,078	2,243,638	2,848,239	6,034,955
All other loans	476,026	2,422,116	4,421,676	7,319,818

Total fixed rate loans	$17,180,743	$33,143,225	$13,527,691	$63,851,659

Variable Rate
Total Credit Card	$—	$—	$—	$—
Total Commercial Banking	7,464,024	5,068,349	1,037,288	13,569,661
Automobile	—	—	—	—
Mortgage	1,175,149	233,489	6,375,635	7,784,273
All other loans	3,380,507	1,761,629	271,270	5,413,406

Total variable loans	$12,019,680	$7,063,467	$7,684,193	$26,767,340

Total Company loans	$29,200,423	$40,206,692	$21,211,884	$90,618,999

(1)	Please note that the above balances are shown by product type and not by segment.

Credit Risk

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

We have quantitative credit risk guidelines for each of our lines of business. We conduct portfolio and decision level monitoring and stress tests using economic and legislative stress scenarios. Credit risk objectives are achieved by establishing a credit governance framework and by establishing policies, procedures, and controls for each step in the credit process. The Board of Directors, Chief Executive Officer, Chief Risk Officer, Chief Consumer and Commercial Credit Officers, and Division Presidents have specific accountable roles in the management of credit risk. These include policy approval, creation of credit strategy, review of credit position, and delegation of authority. Our evolving credit risk position and recommendations to address issues are reviewed by the Credit Policy Committee and the Board of Directors.

Economic Factors

In evaluating credit risk, the Company considers changing economic conditions and their effects on borrowers’ ability to pay and the value of any collateral securing the loan. Beginning in mid-2007, economic conditions in the Company’s markets have deteriorated, with unemployment in the United States reaching 10% at the end of 2009. In addition, asset values, particularly home prices and, more recently, commercial real estate, have declined substantially. The deterioration in economic conditions during this time period has created pressure on consumers and businesses to service their debts, resulting in higher levels of delinquencies, charge-offs and additions to the Company’s allowance for loan and lease losses.

Credit Concentration

The Company believes that diversification of credit is another important element of evaluating credit risk. The Company maintains a diverse portfolio, offering a broad array of credit products to consumers, small businesses and commercial customers. We think our consumer portfolios are well diversified nationally and have limited exposure to regional weaknesses. Table 9: Credit Card Concentrations and Table 11: Consumer Banking Concentrations provide additional information on geographic concentrations of credit.

Our commercial real estate and middle market lending products are primarily concentrated in our local banking markets. To date, these markets have experienced less deterioration in their economic fundamentals than some of the hardest hit regions in the United States. We believe this has contributed to above average credit performance. Our most significant concentration is commercial real estate in New York. During 2009, conditions in the New York real estate market deteriorated, particularly residential construction/redevelopment and Class A office space. Within our $13.8 billion commercial real estate portfolio, $2.4 billion outstanding relates to real estate construction, of which $1.0 billion is in New York. We have $2.1 billion exposure to New York office properties, most of which is to Class B and C space. For our non-real estate lending, 32.5% of middle market lending is concentrated in Louisiana. Table 10: Commercial Banking Concentrations provides additional information on geographic concentrations.

Net Charge-Offs

Net charge-offs include the principal amount of losses (excluding accrued and unpaid finance charges and fees and fraud losses) less current period principal recoveries. We charge-off credit card loans at 180 days past due from the statement cycle date and charge-off consumer first lien mortgage loans down to estimated collateral value less cost to sell at 180 days past due. We generally charge-off other consumer loans at 120 days past the due date or upon repossession of collateral. Bankruptcies charge-off within 30 days of notification and deceased accounts charge-off within 60 days of notification. Commercial loans are charged-off when the amounts are deemed uncollectible. Costs to recover previously charged-off accounts are recorded as collection expenses in other non-interest expense.

Table 13: Net Charge-Offs

	Reported December 31			Managed December 31
	2009(1)	2008	2007	2009	2008	2007
Credit Card	9.66%	6.61%	4.06%	9.15%	6.26%	4.23%
Commercial Banking (1)	1.45%	0.29%	0.05%	1.45%	0.29%	0.05%
Consumer Banking (1)	2.74%	3.09%	1.94%	2.74%	3.09%	1.94%
Other	37.11%	30.87%	14.05%	37.11%	30.87%	14.05%

Total Company	4.58%	3.51%	2.10%	5.87%	4.35%	2.88%

(1)	Charge offs for 2009 do not include losses on the loans acquired from Chevy Chase Bank as they are applied against the credit mark.

For 2009, reported and managed net charge-off rates increased 107 basis points and 152 basis points to 4.58% and 5.87%, respectively. The increase in both the reported and managed charge-off rates was predominantly due to the continued economic downturn which persisted during 2009. In particular, commercial charge-offs increased significantly in 2009 due to the general economic downturn and particularly due to weakness in construction loans, which are included in the commercial and multi-family real estate portfolio, and in small ticket commercial real estate. The reported charge-off dollars totaled $4.6 billion during 2009, an increase of 31.3% from 2008. The managed charge-off dollars totaled $8.4 billion, increasing 31.1% from 2008.

For 2008, reported and managed net charge-off rates increased 141 basis points and 147 basis points to 3.51% and 4.35%, respectively. The increase in both the reported and managed charge-off rates was due to the continued worsening of the economy which rapidly deteriorated during the second half of 2008. The reported charge-off dollars totaled $3.5 billion during 2008, an increase of 77.4% from 2007. The managed charge-off dollars totaled $6.4 billion, increasing 54.4% from 2007.

For 2007 reported and managed net charge-off rates decreased 11 basis points to 2.10% and increased 4 basis points to 2.88%, respectively. The decrease in the reported charge-off rate was impacted by the higher credit quality North Fork loan portfolio for a full year in 2007 which more than offset the effects of continued consumer credit normalization and economic weakness during the latter part of 2007. The impacts of the continued credit normalization and economic weakness also had a significant impact on the managed charge-off rate for the Company’s credit card securitization programs. Year-to-date reported and managed net charge-off dollars increased 39% and 32%, respectively, compared to the prior year.

Delinquencies and Non performing loans

The Company believes the level of delinquencies and non performing loans to be indicators of loan portfolio credit quality at a point in time. The entire balance of an account is considered delinquent if the minimum contractually required payment is not received by the date it is due. Delinquent consumer loans are considered performing loans and accrue interest until 90 days past due for automobile and mortgage loans and 120 days for other consumer non credit card loans. Commercial loans are placed into non-accrual when the collection of principal and interest is in doubt. Credit card loans continue to accrue finance charges and fees until charged-off at 180 days. However, finance charges and fees not expected to be collected are reversed from revenue through the suppression account and loan balances are carried net of the amount not expected to be collected. Loans acquired from Chevy Chase Bank are not considered delinquent so long as they continue to perform in accordance with our expectations at the date acquired. Refer to the section “Acquired Loans” for additional information on these acquired loans.

Overall delinquency rates increased in all parts of the portfolio from December 31, 2008 to December 31, 2009. The increase is due to continued worsening of the economy, as unemployment rates continued to rise and home prices continued to decline, pressuring consumers and borrowings. Delinquency rates were also impacted by the declining loan balances for our credit card and auto finance portfolios which affected the delinquency rate far more than the slight increase in credit card delinquency dollars and the decline in auto finance delinquency dollars. Table 14: 30+ Performing Delinquencies provides summary delinquency information for the credit card, commercial and consumer banking portfolios.

Table 14: 30+ Performing Delinquencies (Managed)

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Rate	Amount	Rate
Domestic credit card	$3,487,390	5.78%	$3,389,971	4.78%
International credit card	539,030	6.55%	480,534	5.51%

Total credit card	$4,026,420	5.88%	$3,870,505	4.86%
Commercial and multifamily real estate	84,385	0.61%	71,583	0.54%
Middle market	46,148	0.46%	43,854	0.43%
Specialty lending	59,958	1.69%	46,907	1.32%
Small ticket commercial real estate	120,392	5.59%	98,853	3.79%

Total commercial banking	$310,883	1.05%	$261,197	0.88%
Automobile	1,824,255	10.03%	2,128,352	9.90%
Mortgages	187,940	1.26%	158,429	1.57%
Retail banking	63,243	1.23%	59,674	1.06%

Total consumer banking	$2,075,438	5.43%	$2,346,455	6.31%
Other	52,417	11.6%	118,066	22.12%

Total company	$6,465,158	4.73%	$6,596,223	4.49%

Loans acquired from Chevy Chase Bank, which are accounted for under ASC 310-10/SOP 03-3, are included in our loans held for investment to calculate 30+ performing delinquencies; however, acquired loans are not considered delinquent unless they perform different than our initial expectation. Excluding the Chevy Chase Bank acquired portfolio, the delinquency rates as of December 31, 2009 would have been 2.18% for mortgages, 1.30% for retail banking and 6.56% for total consumer banking.

On a reported basis 30+ performing delinquencies is 5.85% and 5.06% for domestic credit card and 5.85% and 4.52% for international credit card at December 31, 2009 and 2008, respectively. Total credit card 30+ performing delinquencies is 4.13% and 4.37% at December 31, 2009 and 2008, respectively.

Commercial loans, automobile loans, mortgages and other retail loans are considered non performing when there is doubt concerning the full collectibility of both principal and interest or at 90 days past due, whichever is sooner. When loans are deemed non performing they are placed on non accrual status. Subsequent receipts of interest are applied to principal if there is doubt as to the collectibility of principal; otherwise these receipts are recorded as interest income when received.

Non performing loans increased $484.4 million from 2008 to $1.3 billion as of December 31, 2009. The increase occurred primarily in the Company’s commercial banking portfolio, particularly in the commercial and multifamily real estate portfolio for which non performing loans increased $286.5 million during the year. The increased level of non performing loans reflects the continued deterioration in economic factors and particularly in the value of the collateral underlying the Company’s loans.

Table 15: Non performing loans (Managed)

	As of December 31,
	2009 (1)(2)		2008 (1)
(Dollars in thousands)	Amount	As a percentage of loans held for investment	Amount	As a percentage of loans held for investment
Commercial and multifamily real estate	$428,754	3.10%	$142,261	1.07%
Middle market	104,272	1.04%	38,677	0.38%
Specialty lending	73,866	2.08%	37,217	1.05%
Small ticket commercial real estate	94,674	4.40%	167,467	6.42%

Total commercial banking	$701,566	2.37%	$385,622	1.31%
Automobile	143,341	0.79%	164,646	0.77%
Mortgages	322,473	2.17%	104,498	1.03%
Retail banking	86,842	1.69%	75,619	1.35%

Total consumer banking	$552,656	1.45%	$344,763	0.93%
Other	34,484	7.63%	73,967	13.86%

Total company	$1,288,706	0.94%	$804,352	0.55%

(1)	Our policy is not to classify credit card loans as nonperforming loans. Credit card loans continue to accrue finance charge and fees until charged off at 180 days. See Note 1 – “Significant Accounting Policies” for further discussion on revenue recognition.
(2)	Loans acquired from Chevy Chase Bank are considered performing in accordance with ASC 805-10/SFAS 141(R) and/or ASC 310-10/SOP 03-3 and therefore are not included in the amount of non performing loans. Excluding the Chevy Chase Bank acquired loans from loans held for investment, non performing loans as a percentage of loan held for investment at December 31, 2009 would have been: Commercial and multifamily real estate – 3.18%, Middle market – 1.07%, Total Commercial – 2.43%, Mortgages – 3.75%, Retail banking – 1.78%, and Total Consumer – 1.75%. See “Table I – Acquired Loan Reconciliation” for further details.

Loan modifications and restructurings

In certain situations where the borrower is experiencing financial difficulties, management may modify the terms of a loan in an effort to maximize the amount collectible. Modifications may be in the form of reductions in interest rates, extensions of the loan’s maturity and, in some cases, reductions in the amount of principal owed by the borrower. Acquired loans from Chevy Chase Bank that were restructured prior to the acquisition are not considered restructured because they reflect the terms in place at the date the Company acquired them.

A restructured loan is considered performing if the borrower complies with the terms of the modified loan and has made payments in line with the modified terms over several payment cycles. However, loans in which principal has been reduced continue to be reported as non performing.

Table 16: Loan Modifications and Restructurings provides a summary of restructured and modified loans as of December 31, 2009 that are performing in accordance with their modified terms and are therefore not included as non performing loans. There was an immaterial amount of loan modifications and restructurings in 2008.

Table 16: Loan Modifications and Restructurings (Reported)

(Dollars in thousands)	December 31, 2009
Commercial and multi family real estate	$41,858
Mortgages	9,286
Credit Card	224,695
Other	3,742

Total company	$279,581

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at an amount estimated to be sufficient to absorb losses, net of principal recoveries (including recovery of collateral), inherent in the existing reported loan portfolios. The provision for loan and lease losses is the periodic cost of maintaining an adequate allowance.

The amount of allowance necessary is based on distinct allowance methodologies depending on the type of loan. Allowance methodologies for consumer loans such as credit card, automobile loans and mortgages are primarily based upon delinquency migration analysis, forecasted forward loss curves and historical loss trends. The methodology for credit cards includes estimated recoveries, while methodologies for automobile loans and mortgages consider estimated collateral values. Allowance methodologies for commercial loans are largely based upon specifically identified criticized loans, trends in criticized loans, estimated collateral values, and recent historical loss trends.

In evaluating the sufficiency of the allowance for loan and lease losses, management takes into consideration many factors including, but not limited to, recent trends in delinquencies and charge-offs including bankrupt, deceased and recovered amounts, economic conditions, the value of collateral securing the loans, legal and regulatory guidance, credit evaluation and underwriting policies, seasonality, the degree of assumed risk inherent in the portfolio, and uncertainties in the Company’s forecasting and modeling. In particular, unemployment rates, housing prices and the valuation of commercial properties, consumer real estate, and automobiles are factors which significantly impact the allowance for loan and lease losses. Management examines a variety of externally available data as well as the Company’s recent experience in the consideration of these factors. Table 17: Summary of Allowance for Loan and Lease Losses provides additional detail on activity in the allowance.

The evaluation process for determining the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, unless conditions arise that would require more frequent evaluation. Conditions giving rise to such action could be business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate a significant trend not currently contemplated in the allowance methodology.

At December 31, 2009, the allowance for loan and lease losses was $4.1 billion, or 4.55% of the overall loan portfolio, compared to $4.5 billion, or 4.48% of the overall loan portfolio at December 31, 2008. Net charge-offs in 2009 were $4.6 billion compared to $3.5 billion in 2008 and $2.0 billion in 2007. The increase in net charge-offs reflects the economic downturn experienced in the Company’s lending markets that began in 2007 and has continued throughout 2009. During this time period, unemployment rates in the United States have increased from 4.7% in July 2007 to 10.0% at the end of 2009. House prices decreased approximately 28% over the same period. In addition, the consumer led recession in the United States impacted delinquency and loss rates in the Company’s consumer lending portfolios earlier than in its commercial lending portfolios, which began to exhibit higher levels of non performing loans and charge-offs in late 2008 continuing into 2009.

During 2009, the following are the primary factors that management considered in establishing the level of the allowance for loan and lease losses:

•

The absolute level of reported loans outstanding declined in 2009 from 2008 as certain portfolios (e.g., national closed-end installment loans, small ticket commercial real estate loans) were in run-off mode, levels of consumer spending declined, underwriting standards were tightened and overall loan demand remained weak. Generally, a decline in outstandings results in a decrease in the allowance.

•

Consumer loans overall: Unemployment rates increased during 2009 and we projected continued increases into 2010. Unemployment increased faster in 2009 than our initial projections, but charge-offs were in line or lower. Based on this experience and updated models, the Company determined that the sensitivity of its losses to changes in unemployment are somewhat less than previously estimated. This partially offset the allowance increases caused by higher unemployment.

•

Consumer card and unsecured closed end loans: Delinquency rates increased during the year. A portion of the increase is related to the decrease in loan volumes (the “denominator effect”) and does not impact the allowance. Another portion relates to credit degradation in the portfolio which results in an increase in the allowance. However, late stage delinquencies in the credit card portfolio began to improve in the second half of 2009, which resulted in a decrease to the allowance.

•	Mortgage loans: Collateral values for consumer real estate deteriorated during 2009, resulting in higher charge-offs as well as an increase to the allowance.

•

Auto loans: A decline in loan volumes coupled with improvement in both unit losses and collateral values for used automobiles during 2009 resulted in lower charge-off expectations and decreases to the allowance.

•

Commercial loans: Criticized and non-performing loans increased during 2009 and collateral values for commercial real estate loans declined. These factors drove both increased charge-offs and increased allowance. We also updated our expected loss models to better reflect recent experience. This also contributed to an increase in the allowance.

Table 17: Summary of Allowance for Loan and Lease Losses and Table 18: Components of the Allowance for Loan and Lease Losses provide additional summary information on the activity in the allowance for loan and lease losses and the allocation of the allowance to the Company’s loan portfolio.

Table 17: Summary of Allowance for Loan and Lease Losses

	As of December 31,
(Dollars in thousands)	2009	2008	2007
Balance at beginning of year	$4,523,960	$2,963,000	$2,180,000
Charge-offs
Domestic credit card	(3,049,676)	(2,244,488)	(1,315,172)
International credit card	(284,453)	(255,145)	(252,691)

Total credit card	$(3,334,129)	$(2,499,633)	$(1,567,863)
Commercial and multi-family real estate	(208,163)	(46,755)	(2,463)
Middle market	(52,759)	(22,035)	(6,223)
Specialty lending	(48,761)	(9,706)	(3,812)

Total commercial lending	$(309,683)	$(78,496)	$(12,498)
Small ticket commercial real estate	(134,264)	(8,619)	(4,616)

Total commercial banking	$(443,947)	$(87,115)	$(17,114)
Automobile	(1,109,347)	(1,236,251)	(865,881)
Mortgages	(87,226)	(37,926)	(18,394)
Retail banking	(160,364)	(121,375)	(80,367)

Total consumer banking	$(1,356,937)	$(1,395,552)	$(964,642)
Other loans	(207,010)	(168,931)	(30,600)

Total charge-offs	$(5,342,023)	$(4,151,231)	$(2,580,219)
Recoveries
Domestic credit card	$446,822	$424,979	$392,544
International credit card	51,825	65,041	71,869

Total credit card	$498,647	$490,020	$464,413
Commercial and multi-family real estate	1,645	295	234
Middle market	2,923	2,397	2,995
Specialty lending	3,360	1,176	667

Total commercial lending	$7,928	$3,868	$3,896
Small ticket commercial real estate	2,113	—	—

Total commercial banking	$10,041	$3,868	$3,896
Automobile	237,831	158,159	125,990
Mortgages	3,627	1,472	3,311
Other retail	21,703	18,559	22,054

Total consumer banking	$263,161	$178,190	$151,355
Other loans	2,540	982	14

Total recoveries	$774,389	$673,060	$619,678

Total net charge-offs	$(4,567,634)	$(3,478,171)	$(1,960,541)
Provision for loan losses	4,230,111	5,101,040	2,716,653
Acquisitions and other changes	(59,042)	(61,909)	26,888

Balance at end of year	$4,127,395	$4,523,960	$2,963,000

Allowance for loan losses as a percentage of:
Period-end loans	4.55%	4.48%	2.91%
Non-performing loans	320.74%	562.44%	753.34%

Table 18: Components of the Allowance for Loan and Lease Losses

	As of December 31,
	Allowance Amount		Allowance as a % of Loans
(Dollars in thousands)	2009	2008	2009	2008
Domestic credit card	$1,926,724	$2,543,855	9.60%	8.27%
International credit card	198,919	193,096	8.75%	6.45%

Total Credit Card	$2,125,643	$2,736,951	9.52%	8.11%
Commercial and multi-family real estate	471,308	116,699	3.40%	0.88%
Middle market	130,691	99,178	1.30%	0.98%
Specialty lending	90,219	27,893	2.54%	0.79%

Total Commercial Lending	$692,218	$243,770	2.52%	0.91%
Small ticket commercial real estate	93,380	56,850	4.34%	2.18%

Total Commercial Banking	$785,598	$300,620	2.65%	1.02%
Automobile	665,132	1,101,708	3.66%	5.13%
Mortgage	175,076	46,794	1.18%	0.46%
Other retail	236,330	165,898	4.60%	2.96%

Total Consumer Banking	$1,076,538	$1,314,400	2.82%	3.53%
Other loans	139,616	171,989	30.91%	32.23%

Total Company	$4,127,395	$4,523,960	4.55%	4.48%

Acquired Loans

Loans acquired in connection with acquisitions are accounted for under ASC 805-10/SFAS 141(R) and Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-10/SOP 03-3”) if at acquisition the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. Under both statements, acquired loans are recorded at fair value and the carry-over of the related allowance for loan and lease losses is prohibited. Determining fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. During the evaluation of whether a loan was considered impaired under ASC 310-10/SOP 03-3 or performing under ASC 805-10/SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation or stated income loans, interest only, or negative amortization features), the geographic location of the borrower or collateral, the loan-to-value ratio and the risk rating assigned to the loans. Based on the criteria, the Company considered the entire Chevy Chase Bank Option ARM portfolio to be impaired and accounted for under ASC 310-10/SOP 03-3. Portions of the Chevy Chase Bank commercial loan portfolio, HELOC portfolio and the fixed mortgage portfolio were also considered impaired.

At December 31, 2009, $7.3 billion of the Company’s loan portfolio was part of the acquired loan portfolio and accounted for under ASC 805-10/SFAS 141(R) and ASC 310-10/SOP 03-3, as follow:

Table 19: Summary of Acquired Loans, Net of Fair Value Mark(1)

(Dollars in thousands)	December 31, 2009
Option adjustable rate mortgages	$2,234,091
Hybrid adjustable rate mortgages	2,352,000
Construction to permanent loans	75,551
Home equity lines of credit and fixed mortgages	1,564,025

Total included in mortgages	$6,225,667
Automobile	165,048
Other retail	43,074

Total included in Consumer Banking	$6,433,789
Commercial loans	816,686

Total included in loans held for investment	$7,250,475

(1)	Please note that the above balances are shown by product type and not by business segment.

As part of the purchase accounting adjustments related to the Chevy Chase Bank acquisition, the Company recorded net expected principal losses of $2.2 billion related to the acquired loan portfolio. Since the acquisition date, $371.3 million of losses have been applied to the expected principal losses, as follows:

(Dollars in thousands)	Balance at January 1, 2009	Additions	Less: losses on acquired loans	Balance at December 31, 2009
Option adjustable rate mortgages	$—	$1,375,000	$238,349	$1,136,651
Hybrid adjustable rate mortgages	—	485,924	—	485,924
Construction to permanent loans	—	100,767	25,470	75,297
Home equity lines of credit and fixed mortgages	—	164,095	83,464	80,631

Total included in mortgages	$—	$2,125,786	$347,283	$1,778,503
Automobile	—	15,469	6,145	9,324
Other retail	—	1,531	—	1,531

Total included in Consumer Banking	—	2,142,786	353,428	1,789,358
Commercial loans	—	64,358	17,899	46,459

Total included in loans held for investment	$—	$2,207,144	$371,327	$1,835,817

The acquired loans continue to accrue interest under the accretable yield method specified in ASC 805-10/SFAS 141(R) and ASC 310-1-/SOP 03-3 and considered performing unless they perform different than our initial expectation at acquisition. Since the acquisition date, the Company has recorded $293.2 million of interest income related to the acquired loan portfolio.

Deposits

As of December 31, 2009, the Company had $115.8 billion of deposits compared to $108.6 billion at December 31, 2008. The increase in deposits is due to the acquisition of Chevy Chase Bank, which added $13.6 billion in deposits during the first quarter of 2009. Without the addition of Chevy Chase Bank, overall deposit volumes would declined $6.4 billion during the year as the Company managed down the overall level of brokered and time deposits in favor of more branch and commercial customer deposits.

Table 20: Deposits

	As of December 31,
(Dollars in thousands)	2009	2008
Non-interest bearing	$13,438,659	$11,293,852
NOW accounts	12,077,480	10,522,219
Savings accounts	17,019,187	7,119,510
Money market deposit accounts	38,094,228	29,171,168
Other consumer time deposits	25,455,636	36,509,357

Total core deposits	$106,085,190	$94,616,106
Public fund certificates of deposit $100,000 or more	578,536	1,174,294
Certificates of deposit $100,000 or more	8,248,008	10,084,750
Foreign time deposits	897,362	2,745,639

Total company deposits	$115,809,096	$108,620,789

Senior and Subordinated Notes and Other Borrowings

At December 31, 2009, the Company had $9.0 billion of senior and subordinated notes and $12.0 billion in other borrowings, compared to $8.3 billion of senior and subordinated notes and $14.9 billion of other borrowings at December 31, 2008. During 2009, the Company issued $2.5 billion of senior and subordinated notes and $ 2.0 billion of other borrowings. See “Note 11 – Deposits and Borrowings” for further details.

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

At December 31, 2009, GreenPoint had open repurchase requests relating to approximately $943 million original principal balance of mortgage loans (up from $639 million at December 31, 2008). The Company considers open requests to be requests with respect to specific mortgage loans received within the past 24 months that are in the process of being paid, are under review or have been denied by GreenPoint but not rescinded by the party requesting repurchase. Most of the open requests fall in this last category. In addition to the foregoing open repurchase requests, GreenPoint is also a defendant in a lawsuit seeking, among other things, to require it to repurchase an entire portfolio of approximately 30,000 mortgage loans within a certain securitization trust based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio. See “Note 21—Commitments Contingencies and Guarantees” for a discussion of the U.S. Bank litigation. GreenPoint has also received requests for indemnification in connection with a number of lawsuits in which GreenPoint is not a party, including both representation and warranty litigation and securities class actions brought on behalf of investors in securitization trusts that in the aggregate hold a significant principal balance of mortgage loans for which GreenPoint was identified as the originator. The Company believes that a significant number of mortgage loans at issue in the litigations referred to above as well as a significant number of mortgage loans sold by GreenPoint as to which no repurchase or indemnification requests have been received are currently delinquent or already foreclosed on.

The Company has established a reserve in its consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by GreenPoint. The adequacy of the reserve is evaluated on a quarterly basis and changes in the reserve are reported in discontinued operations. Factors considered in the evaluation process include the amount of open repurchase requests, including any repurchase requests for specifically identified loans subject to representation and warranty litigation against GreenPoint or against others demanding indemnification, the estimated amount of additional repurchase requests to be received over the next 12 months (beyond which the Company does not believe that a reasonable assessment can be made) based on the historical relationship between mortgage loan performance and repurchase requests and the estimated level of future mortgage loan performance, the estimated success rate of claimants in pursuing requests, and the estimated recoveries by GreenPoint on the underlying collateral. The Company expects that over the next 12 months both the delinquency rates on GreenPoint-originated mortgage loans and the severity of losses on collateral recoveries will continue to be high. The reserve does not include amounts for the portfolio-wide repurchase claim relating to 30,000 loans with an aggregate original principal balance of $1.8 billion at issue in the U.S. Bank litigation (see “Note 21—Commitments Contingencies and Guarantees” for a discussion of the U.S. Bank litigation) or for the indemnification requests with respect to securities class actions, in each case as referred to above because neither is sufficiently probable and estimable. As noted, the reserve does include amounts for repurchase requests for specifically identified loans(other than the portfolio-wide repurchase claim) at issue in the U.S. Bank litigation and for repurchase requests for specifically identified loans at issue in other representation and warranty litigation for which GreenPoint indemnification is sought.

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

At December 31, 2009, the reserve was $210 million, compared to $122 million at December 31, 2008. The $88 million change in the reserve from December 31, 2008 was the result of $74 million in repurchase claims settlements in the year that were applied against the reserve and an expense of $162 million resulting primarily from an increase in the amount of open repurchase requests and an increase in the estimated success rate of claimants pursuing repurchase requests. Due to the uncertainties discussed above, the Company cannot reasonably estimate the total amount of losses that will actually be incurred as a result of GreenPoint’s repurchase and indemnification obligations, and there can be no assurance that the Company’s current reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon the Company’s financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Results of Operations – Valuation of Representation and Warranty Reserve” for further details.

VII. Reportable Segment Summary for Continuing Operations

During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations is evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Segment results where presented have been recast for all periods presented. The three segments consist of the following:

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

The segment reorganization includes the allocation of Chevy Chase Bank to the appropriate segments. Chevy Chase Bank’s operations are included in the Commercial Banking and Consumer Banking segments beginning in the second quarter 2009. Chevy Chase Bank’s operations for the first quarter of 2009 remain in the Other category due to the timing of acquisition. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative and Chevy Chase Bank acquisition.

We maintain our books and records on a legal entity basis for the preparation of financial statements in conformity with U.S. GAAP. The following table presents information prepared from our internal management information system, which includes securitized loans in our managed loan portfolio, and is maintained on a line of business level through allocations from legal entities.

Table 21: Credit Card

	As of December 31
(Dollars in thousands)	2009	2008	2007
Earnings (Managed Basis) (1)
Net interest income	$7,542,462	$7,463,480	$7,330,367
Non-interest income	3,746,789	4,678,377	4,758,466

Total revenue	$11,289,251	$12,141,857	$12,088,833
Provision for loan and lease losses	6,051,492	6,107,961	3,635,567
Non-interest expense	3,738,230	4,392,968	4,801,636

Income before taxes	1,499,529	1,640,928	3,651,630
Income taxes	521,909	573,908	1,254,899

Net income	$977,620	$1,067,020	$2,396,731

Selected Metrics (Managed Basis) (1)
Period end loans held for investment	$68,523,662	$79,665,223	$81,380,091
Average loans held for investment	$73,075,519	$79,208,971	$78,085,153
Loans held for investment yield	12.90%	13.20%	14.14%
Revenue margin	15.45%	15.33%	15.51%
Net charge-off rate	9.15%	6.26%	4.23%
30+day performing delinquency rate	5.88%	4.86%	4.35%
Purchase Volume	$102,068,116	$113,835,373	$115,180,779

Domestic Card sub-segment

	As of December 31,
(Dollars in thousands)	2009	2008	2007
Earnings (Managed Basis) (1)
Net interest income	$6,670,127	$6,492,086	$6,271,919
Non-interest income	3,327,836	4,127,615	4,136,158

Total revenue	$9,997,963	$10,619,701	$10,408,077
Provision for loan and lease losses	5,329,033	5,460,986	3,033,217
Non-interest expense	3,255,957	3,622,838	3,934,574

Income before taxes	1,412,973	1,535,877	3,440,286
Income taxes	494,542	537,557	1,183,458

Net income (loss)	$918,431	$998,320	$2,256,828

Selected Metrics (Managed Basis)
Period end loans held for investment	$60,299,827	$70,944,581	$69,723,169
Average loans held for investment	$64,670,269	$68,638,180	$66,774,914
Loans held for investment yield	12.80%	13.09%	14.09%
Revenue margin	15.46%	15.47%	15.59%
Net charge-off rate	9.19%	6.33%	4.00%
30+day performing delinquency rate	5.78%	4.78%	4.28%
Purchase Volume	$93,566,239	$103,035,146	$105,875,472

International Card Sub-Segment

	As of December 31
(Dollars in thousands)	2009	2008	2007
Earnings (Managed Basis) (1)
Net interest income	$872,335	$971,394	$1,058,448
Non-interest income	418,953	550,762	622,308

Total revenue	$1,291,288	$1,522,156	$1,680,756
Provision for loan and lease losses	722,459	646,975	602,350
Non-interest expense	482,273	770,130	867,062

Income before taxes	86,556	105,051	211,344
Income taxes	27,367	36,351	71,441

Net income (loss)	$59,189	$68,700	$139,903

Selected Metrics (Managed Basis)
Period end loans held for investment	$8,223,835	$8,720,642	$11,656,922
Average loans held for investment	$8,405,250	$10,570,791	$11,310,239
Loans held for investment yield	13.71%	13.88%	14.41%
Revenue margin	15.36%	14.40%	14.86%
Net charge-off rate	8.83%	5.77%	5.63%
30+day performing delinquency rate	6.55%	5.51%	4.79%
Purchase Volume	$8,501,877	$10,800,227	$9,305,307

(1)	Reflects re-allocation of FDIC charges to the appropriate business segments.

The Credit Card segment consists of domestic consumer credit card lending, national small business lending, installment loans and other unsecured consumer financial service activities as well as international businesses. The discussion narrative will focus on the total Credit Card segment as well as the Domestic and International sub-segments within it.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

For the year ended December 31, 2009, the Credit Card segment recognized net income of $977.6 million, compared to net income of $1,067.0 million for 2008. For the year, Domestic Card’s net income was $918.4 million, compared to $998.3 million net income in 2008. Domestic Card revenue declined $621.7 million and drove a reduction in net income, despite the $366.9 million reduction in non-interest expenses and $132.0 million reduction in provision expense. International Card net income was $59.2 million for the year, compared to $68.7 million in 2008. International Card revenue reductions and provision increases were largely offset by reductions in non-interest expense. Exchange rate movements also impacted the reported U.S. Dollar numbers. From year end 2008 to year end 2009, the Pound Sterling gained 10.5% and the Canadian Dollar gained 15.8% against the U.S. Dollar. However, the average exchange rate movement between 2008 and 2009 saw the Pound Sterling fall 15.6% and the Canadian Dollar fall 6.6% versus the U.S. Dollar. Although the exchange rate movements impact the individual components of earnings greatly, the impact to net income of these fluctuations was only a reduction of $3.1 million.

The loan portfolio decreased by $11.1 billion or 14.0% from $79.7 billion at December 31, 2008 to $68.5 billion at December 31, 2009. Of the total decrease, $10.6 billion was from Domestic Card and $0.5 billion was from International Card. International’s movement would have been a decline of $1.6 billion if the Pound Sterling and Canadian Dollar did not appreciate against the U.S. Dollar as discussed above. Run-off of the closed end loan portfolio drove 42.7% of the decline. The remaining reduction was due to current uncertain economic environment and curtailed marketing spend during the year which resulted in lower balance build activity to our current customers as well as fewer new accounts booked. In addition, higher charge-offs caused declining balances. Fewer accounts along with an overall depressed retail sales environment drove purchase volume down $9.5 billion or 9.2% from the prior year. International Card loans decreased to $8.2 billion as a result of prudent underwriting and a pull back on marketing. Purchase volume in the International Card has fallen by $2.3 billion or 21.3% from the last year.

Total revenue from the prior year decreased from $12.1 billion to $11.3 billion. Net interest income was slightly higher, increasing $79.0 million to $7.5 billion. Non-interest income was down by $931.6 million or 19.9% to $3.7 billion. In Domestic Card, total revenue was down by $621.7 million to $10.0 billion from 2008 to 2009. Net interest income increased $178.0 million or 2.7% to $6.7 billion. Higher interest margins in the revolving credit line of business more than offset the lost interest income from declining loan balances. Non-interest income was down by $799.8 million or 19.4% to $3.3 billion. The lower number of loan accounts on file and lower purchase volume negatively impacted non-interest income. Additionally, the economic environment caused customers to behave defensively resulting in lower overlimit and past due fees. For International Card, total revenue in 2009 was $1.3 billion, $230.9 million or 15.2% lower than 2008. Over $190 million of the decline was due to exchange rate movements. The remainder of the decline is primarily from lower non-interest income from fewer accounts on file.

Net adjusted charge-offs increased by $1.7 billion or 34.9% from 2008 to 2009. The net adjusted charge off rate increased from 6.26% to 9.15%. The allowance for loan losses experienced a release in 2009 due to a reduction in loans. The combination of the net adjusted charge-offs and the allowance release resulted in the net provision for loan losses decreasing slightly to $6.1 billion, a $56.5 million or a 0.9% decrease. On the Domestic Card side, the continued negative external credit environment caused net adjusted charge-offs to increase by $1.6 billion or 36.8% from 2008 to 2009. The allowance for loan losses had a release during the year of $617.1 million versus a build of $1.1 billion in 2008. The release was primarily driven by the shrinking reported loan book. The increase in net adjusted charge offs and release of allowance resulted in a $5.3 billion net provision for loan losses in 2009, a decrease of $132.0 million or 2.4% over 2008. International Card experienced an increase in net adjusted charge offs of $132.1 million or 21.7% to $742.3 million from 2008 to 2009. The underlying change, with no foreign exchange rate movements, reveals that charge offs would have gone up $211.2 million. The weak economy in both Canada and the U.K. are driving the increase. In 2009, the allowance for loan losses experienced a small release of $19.8 million versus a build of $37.8 million in 2008. The release was mainly due to lower loan volumes. This release somewhat offset the increase in net adjusted charge offs resulting in the net provision for loan losses increasing by $75.5 million or 11.7% to $722.5 million.

Non-interest expense was $3.7 billion for 2009 which is a decline of $654.7 million or 14.9% from 2008. In Domestic Card, 2009 non-interest expense declined by $366.9 million or 10.1% from 2008 to $3.3 billion, driven by pullbacks in both new account marketing and customer management marketing in light of the current economic environment. International Card non-interest expense declined by $287.9 million or 37.4% from 2008 to 2009 to $482.3 million. Exchange rate movement drove almost $101.0 million of the decline. Similar to the domestic side, expenses have gone down due to pullbacks in marketing. In addition, the U.K. has driven down their operating costs through increased operating efficiencies.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

For the year ended December 31, 2008, the Credit Card segment recognized net income of $1.1 billion, compared to net income of $2.4 billion for 2007. For the year, Domestic Card’s net income was $998.3 million, compared to $2.3 billion net income in 2007. Increased loan loss provision drove the decrease in net income. International Card net income was $68.7 million for the year, compared to $139.9 million in 2007. Exchange rate movements impacted the reported U.S. Dollar numbers. From year end 2007 to year end 2008, the Pound Sterling fell 27.0% and the Canadian Dollar fell 19.5% against the U.S. Dollar. However, the average exchange rate movement between 2007 and 2008 saw the Pound Sterling fall 7.3% and the Canadian Dollar was flat to the U.S. Dollar. Without the exchange rate movements, International Card net income would have been $75.7 million.

The loan portfolio decreased by $1.7 billion or 2.1% to $79.7 billion from December 31, 2007 to December 31, 2008. Of this total, Domestic Card increased $1.2 billion while International Card decreased $2.9 billion. International Card loans would have stayed flat from year to year if the Pound Sterling and Canadian Dollar did not decline against the U.S. Dollar as discussed above. The Domestic Card loan portfolio increased by $1.2 billion or 1.8% to $70.9 billion from December 31, 2007 to December 31, 2008. Modest growth in our credit card business was partially offset by pullbacks in closed-end loans. Year over year purchase volume decreased by $2.8 billion or 2.7% to $103.0 billion. The main reason for the decrease was a result of light volumes in the fourth quarter of 2008 as the consumer began to feel the effects of the recession. International Card loans decreased by $2.9 billion or 25.2% to $8.7 billion. Without movement in exchange rates, the portfolio would have stayed flat.

Total revenue from 2007 to 2008 increased $33.0 million or 0.3% to $12.1 billion. Net interest income increased $133.1 million or 1.8% to $7.5 billion. Non-interest income was down by $80.1 million or 1.7% to $4.7 billion. In Domestic Card, total revenue was up by $211.6 million to $10.6 billion from 2007 to 2008. Net interest income increased $220.2 million or 3.5% to $6.5 billion. This increase followed the 2.8% increase in average loans. Non-interest income was basically flat, down by only $8.5 million or 0.2% to $4.1 billion. The stable portfolio size resulted in little changes in non-interest income from year to year. International Card total revenue in 2008 was $1.5 billion, $158.6 million or 9.4% lower than 2007. Over half of the decline was due to exchange rate movements. The remainder of the decline is primarily from lower non-interest income from fewer accounts on file.

Net adjusted charge-offs increased by $1.7 billion or 50.0% from 2007 to 2008. The net adjusted charge off rate increased from 4.23% to 6.26%. The allowance for loan losses experienced a build during the year of $1.2 billion versus a build of $328.5 million in 2007. The higher build was a result of the worsening economic environment at the end of 2008. The increase of net adjusted charge offs and increase in allowance resulted in a $6.1 billion net provision for loan losses in 2008 an increase of $2.5 billion or 68.0% over 2007. On the Domestic Card side, the start of the recession caused net adjusted charge-offs to increase to $4.3 billion, which is higher by $1.7 billion or 62.9% from 2007 to 2008. The allowance for loan losses experienced a build during the year of $1.1 billion versus a build of $362.5 million in 2007. The increase of net adjusted charge offs and increase in allowance resulted in a $5.5 billion net provision for loan losses in 2008 an increase of $2.4 billion or 80.0% over 2007. International Card experienced a decrease in net adjusted charge offs of $26.1 million to $610.2 million in 2008. The underlying change, with no foreign exchange rate movements, reveals that charge offs would have increased by $10.0 million. The onset of the recession in the U.K. in late 2008 caused the increase in charge offs. In 2008, the allowance for loan losses experienced a build of $37.8 million versus a release of $34.0 million in 2007. In total, the net provision for loan losses in International Card increased from $602.3 million in 2007 to $647.0 million in 2008.

Non-interest expense was $4.4 billion for 2008 which is a decline of $408.7 million or 8.5% from 2007. Domestic Card’s 2009 non-interest expense declined by $311.7 million or 7.9% from 2007 to $3.6 billion driven by risk related pullbacks in marketing as efficiency improvements in operations. International Card non-interest expense declined by $96.9 million or 11.2% to $770.1 million from 2007 to 2008. About $24.0 million of the decline was a result of exchange rate movements. Expenses have gone down due to pullbacks in marketing and operating efficiency gains.

Table 22: Commercial Banking

	As of December 31
(Dollars in thousands)	2009	2008	2007
Earnings (Managed Basis)
Net interest income	$1,144,388	$961,372	$931,227
Non-interest income	171,548	144,227	127,029

Total revenue	$1,315,936	$1,105,599	$1,058,256
Provision for loan and lease losses	983,389	233,877	(27,844)
Non-interest expense	660,777	480,983	384,733

Income (loss) before taxes	(328,230)	390,739	701,367
Income taxes (benefit)	(114,881)	136,759	244,028

Net income (loss)	$(213,349)	$253,980	$457,339

Selected Metrics (Managed Basis)
Period end loans held for investment
Commercial and multi-family real estate	13,843,158	13,303,081	12,414,263
Middle market	10,061,819	10,081,823	8,288,476
Specialty lending	3,554,563	3,547,287	2,948,402

Total commercial lending	$27,459,540	$26,932,191	$23,651,141
Small ticket commercial real estate	2,153,510	2,609,123	3,396,100

Total commercial banking	$29,613,050	$29,541,314	$27,047,241
Average loans held for investment
Commercial and multi-family real estate	13,857,522	12,829,870	11,905,715
Middle market	10,098,454	9,172,541	7,404,313
Specialty lending	3,566,693	3,595,866	2,923,702

Total commercial lending	$27,522,669	$25,598,277	$22,233,730
Small ticket commercial real estate	2,491,123	3,115,436	2,669,621

Total commercial banking	$30,013,792	$28,713,713	$24,903,351
Loans held for investment yield	5.02%	5.89%	6.98%
Period end deposits	$20,480,297	$16,483,361	$14,876,726
Average deposits	$17,571,740	$16,553,867	$17,413,678
Deposit interest expense rate	0.81%	1.77%	3.07%
Core deposit intangible amortization	$42,562	$38,979	$43,158
Net charge-off rate(1)	1.45%	0.29%	0.05%
Non-performing loans as a percentage of loans held for investment(1)	2.37%	1.31%	0.30%
Non-performing asset rate(1)	2.52%	1.41%	0.32%

(1)	Includes the Chevy Chase Bank acquired loan portfolio. See “Table I – Acquired Loan Reconciliation” for the period end and average loans held for investment and metrics excluding such loans.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

In 2009, the Commercial Banking segment had a net loss of $213.3 million compared to a net income of $254.0 million in 2008.

In 2009, the Commercial Banking segment’s total revenue was $1.3 billion, increasing $210.3 million or 19.0% from 2008. Excluding Chevy Chase Bank, total revenue increased $144.0 million or 13.0%. Net interest income increased $183.0 million or 19.0% driven by reduced interest expense on deposits offset by reduced margins in loans; non interest income increased $27.3 million or 18.9% as a result of growth in treasury management, public finance, and investment banking fees. Excluding Chevy Chase Bank, loan net interest income increased $117.7 million, or 21.8% from 2008, driven by widening loan margin.

In 2009, the Commercial Banking segment’s average balance for loans held for investment was $30.0 billion, increasing $1.3 billion or 4.5% from 2008. Excluding Chevy Chase Bank, average balance for loans held for investment was largely flat year over year.

In 2009, the Commercial Banking segment’s average deposit balance was $17.6 billion, increasing $1.0 billion, or 6.1% from 2008. Excluding Chevy Chase Bank, average deposit balance was largely flat year over year. We initiated greater discipline in deposit pricing leading to improved deposit margin despite lower balance during this period. As a result, deposit net interest income increased $40.4 million or 11.3% from 2008.

The worsening economy negatively impacted provision and credit metrics in 2009 as collateral values declined and criticized loans increased. In 2009, the Commercial Banking segment total provision for loans and lease losses for 2009 was $983.4 million, increasing $749.5 million, or 320.5% from 2008.

The net charge-off rate was 1.45% in 2009, increasing 116 basis points from 2008. Credit losses have been elevated from historical levels as a result of the economic environment and its impact on our borrowers and collateral values. Net charge-offs totaled $433.9 million in 2009, increasing $350.7 million from 2008. The allowance build increased $395.2 million from 2008, due to significant credit quality deterioration and decline in collateral values.

Total non-interest expense for 2009 was $660.8 million, increasing $179.8 million or 37.4% from 2008. Excluding Chevy Chase Bank, non-interest expense increased $156.6 million or 32.6% from 2008. The year-over-year increase in expenses was largely driven by investments in our infrastructure and operating model in 2009 and increases in FDIC insurance assessment. Additionally, due to credit quality deterioration, provision for foreclosed assets and special asset workout expenses increased, contributing to the increase in non-interest expenses.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

In 2008, the Commercial Banking segment had a net income of $254.0 million, compared to a net income of $457.3 millions in 2007. Higher provision expense and non-interest expense more than offset revenue growth, driving year-over-year decline of net income.

In 2008, the Commercial Banking segment total revenue was $1,105.6 million, increasing $47.3 million or 4.5% from 2007. Net interest income increased $30.1 million or 3.2%, largely driven by loan balance growth. Non-interest income increased $17.2 million or 13.5% as a result of increased fees in treasury management, public finance, and investment banking fees.

In 2008, the Commercial Banking segment average balance for loans held for investment was $28.7 billion, increasing $3.8 billion or 15.3% from 2007. Loan net interest income increased $48.8 million or 9.95% from 2007, driven by loan balance growth across Commercial Banking businesses offset by rate declines from 6.98% to 5.89%.

In 2008, the Commercial Banking segment average balance for deposits was $16.6 billion, decreasing $859.8 million or 4.9% from 2007. We experienced deposits run-offs in the fourth quarter of 2008 due to market dislocation caused by the economic crisis. As a result, deposit net interest income declined $18.9 million or 5.3% from 2007.

In 2008, the Commercial Banking segment total provision for loans and lease losses was $233.9 million, increasing $261.7 million from 2007. The net charge-off rate was 0.29% in 2008, increasing 24 basis points from 2007. Net charge-offs totaled $83.2 million in 2008, increasing $70.0 million from 2007. The allowance build was $150.6 million, increasing $191.5 million from 2007. The year-over-year increase of allowance build was a result of credit deterioration as well as a change of reserve methodology in 2007. In 2007, Commercial Bank booked an allowance release of $(40.8) million, as we converted the legacy North Fork Bank’s reserve methodology to Capital One’s methodology.

In 2008, the Commercial Banking segment total non-interest expense was $481.0 million, increasing $96.3 million or 25.0% over 2007. Expenses increased year-over-year as we started building Commercial Bank’s infrastructure and restructuring our operating model in 2008.

Table 23: Consumer Banking

	As of December 31,
(Dollars in thousands)	2009	2008	2007
Earnings (Managed Basis)
Net interest income	$3,230,597	$2,987,962	$2,915,693
Non-interest income	755,188	728,705	924,872

Total revenue	$3,985,785	$3,716,667	$3,840,565
Provision for loan and lease losses	875,649	1,534,281	1,116,143
Goodwill Impairment	—	810,876	—
Non-interest expense	2,734,450	2,452,637	2,567,794

Income (loss) before taxes	$375,686	$(1,081,127)	$156,628
Income taxes (benefit)	131,490	(101,146)	54,699

Net income (loss)	$244,196	$(979,981)	$101,929

Selected Metrics (Managed Basis)
Period end loans held for investment
Automobile	$18,186,064	$21,494,436	$25,128,352
Mortgages	14,893,187	10,098,430	11,561,533
Retail banking	5,135,242	5,603,696	5,659,411

Total consumer banking	$38,214,493	$37,196,562	$42,349,296
Average loans held for investment
Automobile	$19,950,123	$23,490,015	$24,150,217
Mortgages	14,434,281	10,406,251	11,085,524
Retail banking	5,489,641	5,449,185	5,565,075

Total consumer banking	$39,874,045	$39,345,451	$41,520,816
Loans held for investment yield	8.94%	9.69%	9.19%
Auto loan originations	$5,335,817	$6,874,340	$13,176,533
Period end deposits	$74,144,805	$61,763,503	$57,692,006
Average deposits	$70,862,633	$56,998,395	$55,718,239
Deposit interest expense rate	1.68%	2.52%	3.27%
Core deposit intangible amortization	$168,682	$152,593	$168,949
Net charge-off rate(1)	2.74%	3.09%	1.96%
Non-performing loans as a percentage of loans held for investment(1)	1.45%	0.93%	0.74%
Non-performing asset rate(1)	1.60%	1.19%	0.90%
30+ day performing delinquency rate(1)	5.43%	6.31%	4.92%
Period end loans serviced for others	$30,283,326	$22,926,037	$29,408,359

(1)	Includes the Chevy Chase Bank acquired loan portfolio. See “Table I – Acquired Loan Reconciliation” for the period end and average loans held for investment and metrics excluding such loans.

Consumer Banking includes the Company’s branch and business banker based lending and deposit gathering activities for small business customers as well as its branch based consumer deposit gathering and lending activities, national deposit gathering, national automobile lending, consumer mortgage lending and servicing activities.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The Consumer Banking segment recognized net income of $244.2 million, in 2009 compared to net loss of $980.0 million for 2008. When adjusted for the 2008 goodwill impairment of $810.9 million, net income in 2009 increased primarily due to improving credit in the Auto Finance business.

Period end deposits increased $12.4 billion or 20.0% to $74.1 billion from 2008 to 2009 primarily due to the acquisition of Chevy Chase Bank. Loans held for investment increased $1.0 billion or 2.7% to $38.2 billion. The increase is primarily attributed to the acquisition of Chevy Chase Bank’s mortgage portfolio offset by pullbacks initiated in the Auto Finance business. Auto loans held for investment decreased $3.3 billion over the prior year and retail banking loans held for investment decreased by $468.5 million or 8.4%, falling mostly in the small business portfolio. Mortgage loans held for investment, net of expected principal losses, were $14.9 billion in 2009, $4.8 billion higher than 2008 reflecting the acquisition of the Chevy Chase Bank portfolio and continued run-off of the mortgage portfolio.

Total revenue increased by 7.2% or $269.1 million to $4.0 billion in 2009. The acquisition of the Chevy Chase Bank portfolio during 2009 drove the majority of the increase. Average loan volumes in the Auto Finance business for the period were $3.5 billion or 15% lower than the prior year, yet the impact to revenues was muted. A favorable interest rate environment and improved pricing power in the marketplace resulted in higher net interest margins for the Auto Finance business. Retail banking revenues increased primarily due to the acquisition of Chevy Chase Bank. Adjusting for the acquisition, revenues have remained relatively flat over the prior year. We have shifted our focus towards improving deposit margins and growing core banking relationships, allowing certain high rate non-relational deposits to run off. Additionally, the deposit mix has shifted from time deposits due to the low rate environment to liquid alternatives like savings and money market. Revenue from the Mortgage business was relatively flat over the prior year, as the acquisition of Chevy Chase bank mortgage portfolio was partially offset by the valuation adjustments for our mortgage servicing rights and changes to valuations of the securities on the Chevy Chase Bank securitized portfolio.

Provision for loan and lease losses declined $658.6 million or 42.9% from 2008 to $875.6 million in 2009. During this same time period, the net charge-off rate decreased from 3.09% to 2.74%. Improving losses and a shrinking portfolio in the Auto Finance business were the primary drivers, offset by higher allowance builds in the Retail Banking business. The net charge-off rate in the Auto Finance business improved to 4.37% from 4.59% even as loan volumes decreased during the same time period. The favorability was driven by the growing portfolio share of newer, lower risk originations from 2008 and 2009, on-going improvement in the industry due to recovery in auction prices and consumers elevating auto in their payment hierarchy. Additionally we are investing in building stronger dealer relationships as well as loss mitigation strategies that help reduce charge-offs and loss severity. The Retail Banking business saw an increase in net charge-off rate from 1.89% in 2008 to 2.53%. This reflects the general economic trends of the worsening unemployment rate and other economic factors. Mortgage reflects an increase in net charge-off rate from 0.35% in 2008 to 0.58% for 2009. Delinquency and loss rates continued to climb throughout 2009 in line with industry trends. The assets that were acquired as part of the Chevy Chase Bank acquisition continue to perform in line with initial our expectations, and therefore the Company has not recorded an additional allowance as of December 31, 2009. All losses are applied against credit mark and do not impact reported charge offs or allowance.

In 2009, non-interest expense increased to $2.7 billion, an increase of $281.8 million or 11.5% from the previous year. The increase in non-interest expenses was driven by Chevy Chase acquisition and investment in the mortgage business.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

In 2008, the Consumer Banking segment recognized a net loss of $980.0 million, compared to net income of $101.9 million in 2007. Excluding the impact of 810.9 million goodwill impairment incurred in 2008, the Auto Finance business recognized a net loss of $154.5 million in 2008, driven primarily by higher provision for loan losses due to the worsening economy and declining auto auction prices.

Period end deposits increased $4.1 billion to $61.8 billion in 2008 due to growth in the national direct and consumer branch deposits in the Retail Banking business. Period end loans held for investment decreased $5.2 billion from 2007 to 2008 for the Consumer Banking segment. Auto Finance loans held for investment decreased $3.6 billion to $21.5 billion for 2008 due to a pull back in originations as the business focused on its most resilient segments during an economically challenging climate. Loans held for investment in the Mortgage business decreased $1.5 billion to $10.1 billion for 2008, reflecting a runoff in the residential mortgage portfolio.

Total revenue decreased by 3.2% or $123.9 million to $3.7 billion for 2008. Revenue in the Auto Finance business declined in 2008, primarily due to a decline in loans held for investment. In the Retail Banking business, an increase in net interest margin on deposits and loans slightly offset the decrease in the total Consumer Banking segment. Revenue in the Mortgage business was lower than 2007, as mortgage originations and loans decreased significantly due to industry-wide challenges in the market. Additionally, lower gain on sale revenue and servicing income drove revenues lower.

Provision for loan and lease losses increased $418.1 million or 37.5% to $1.5 billion from 2007 to 2008, reflecting the general deterioration in the economy during 2008. During this same time period, the Consumer Banking net charge-off rate increased from 1.96% to 3.09%. During 2008, the Auto business’s net charge-off rate was 4.59%, up 153 basis points from 3.06% during 2007. Net charge-offs increased $338.2 million, or 45.7%, while average loans outstanding during 2008 declined $660.2 million, or 2.7%, compared to 2007. The worsening economy and the general conditions surrounding the auto industry in 2008 was the primary driver of higher loss rates in 2008. Similarly, the Retail Banking business experienced an increase in charge-offs due to economic factors that negatively impacted borrowers’ ability to repay.

In 2008, non-interest expense decreased $115.2 million or 4.5% to $2.5 billion, driven by the Auto Finance business. The pull back in the Auto business resulted in reductions in origination and servicing related expenses. Smaller variances in the Retail Banking and Mortgage businesses offset one another.

VIII. Liquidity and Funding

Liquidity risk is the risk that future financial obligations are not met or future asset growth cannot occur because of an inability to obtain funds at a reasonable price within a reasonable time. Liquidity is assessed through balance sheet metrics, and stress testing is used to ensure that the Company can withstand significant degradation in the funding markets (particularly in the wholesale funding markets). Management regularly evaluates its liquidity position under various liquidity stress scenarios with the Asset/Liability Management Committee and Finance Committee, providing recommendations for any necessary actions to ensure the Company’s liquidity risk exposure is well managed. Management reports liquidity metrics to the Finance Committee no less than quarterly. Breaches in liquidity policy limits are reported to the Treasurer as soon as they are identified and to the Asset/Liability Management Committee at the next regularly scheduled committee meeting, unless the breach activates the Company’s Liquidity Contingency Plan. Breaches are also reported to the Finance Committee no later than the next regularly scheduled meeting. Detailed processes, requirements and controls are contained in the Company’s policies and supporting procedures.

The Company manages liquidity risk to ensure that we can fund asset and loan growth, debt and deposit maturities and withdrawals, and payment of other corporate obligations. To achieve this, the Company’s Asset/Liability Management Committee and Finance Committee establish liquidity guidelines to ensure that the Company can withstand significant degradation in the funding markets as well as deposit attrition. The Company seeks to maintain a large liquidity reserve to guard against possible degradation. This reserve is comprised of cash and cash equivalents, unencumbered securities available for sale and undrawn committed borrowing facilities. The current economic environment could have an adverse impact on our asset values, including our securities available for sale, and impact our ability to borrow funds or engage in securitization transactions.

The Company uses a variety of funding sources to establish a maturity pattern that provides a prudent mixture of short-term and long-term funds. The Company obtains funds through the gathering of deposits, issuing debt and equity securities, and securitizing assets. Further liquidity is available to the Company through committed borrowing facilities, including undrawn conduits, FHLB advances and various government programs.

Cash and cash equivalents Cash and cash equivalents provide immediate sources of funds to meet the Company’s liquidity needs, including dividend payments and other funding and debt service obligations.

Securities Available for Sale Securities available for sale provide liquidity to the Company through cash flows from the portfolio and the ability to pledge or otherwise use the securities as collateral to support borrowing programs. At December 31, 2009, $11.9 billion of the Company’s $38.8 billion available for sale securities were pledged, compared to $13.7 billion pledged at December 31, 2008. As of December 31, 2009, the weighted average life of the investment securities was approximately 4.9 years compared to 2.6 years at December 31, 2008.

The Company monitors the available for sale investment securities for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which the security has been in a loss position, credit rating, the nature of the investments, current market conditions and the Company’s decision to sell and not more likely than not that it will be required to sell the securities until anticipated recovery, which may be upon maturity. Credit related impairment is recognized in earnings and impairment due to all other factors is recognized in other comprehensive income. The Company recognized other-than-temporary impairment charges of $32.0 million for the year ended December 31, 2009 compared to $10.9 million for the year ended December 31, 2008. The available for sale investment securities had net unrealized gains of $290.8 million as of December 2009 compared to a net unrealized loss of $1.1 billion loss as of December 31, 2008. See “Note 6 – Securities Available for Sale” for further details.

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

As of December 31, 2009, the Company had $115.8 billion in deposits of which $897.4 million were held in foreign banking offices and $8.8 billion represented large domestic denomination certificates of $100 thousand or more. The Company’s core deposits are comprised of domestic non-interest bearing deposits, NOW accounts, money market deposit accounts, savings accounts, CDs of less than $100,000 and other consumer time deposits. The Company maintains a Grand Cayman branch for issuing Eurodollar time deposits.

The Company has deposits that are obtained through the use of a third-party intermediary. Included in these deposits at December 31, 2009 were brokered deposits of $14.1 billion, compared to $26.9 billion at December 31, 2008. These deposits represented 12.2% and 24.8% of total deposits at December 31, 2009 and 2008, respectively. If these brokered deposits are not renewed at maturity, the Company would use its investment securities and money market instruments in addition to alternative funding sources to fund increases in loans and meet its other liquidity needs. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. At December 31, 2009, the Banks and the Corporation were “well-capitalized” as defined under the federal banking regulatory guidelines. Based on the Company’s historical access to the brokered deposit market, it expects to replace maturing brokered deposits with new brokered deposits or with the Company’s direct deposits and branch deposits. Brokered deposits are included in other consumer time deposits and money market deposit accounts.

Table 24: Maturities of Time Deposits of $100,000 or More provides a summary of the future maturities of large denomination time deposits. The Company’s funding and liquidity planning factors in the maturities of these deposits. Based on past activity, the Company expects to retain a portion of these deposits as they mature. Therefore, the expected net cash outflow will be less than reported in the summary table.

Table 24: Maturities of Large Denomination Certificates—$100,000 or More

	As of December 31,
	2009		2008
(Dollars in thousands)	Balance	Percent	Balance	Percent
Three months or less	$1,463,865	16.6%	$1,683,153	15.0%
Over 3 through 6 months	1,272,982	14.4%	1,820,956	16.1%
Over 6 through 12 months	1,623,255	18.4%	3,319,048	29.5%
Over 12 months through 10 years	4,466,442	50.6%	4,435,887	39.4%

Total	$8,826,544	100.0%	$11,259,044	100.0%

Table 25: Deposit Composition and Average Deposit Rates provides a summary of the composition of period end, average deposits, interest expense and the average deposit rate paid for the periods presented.

Table 25: Deposit Composition and Average Deposit Rates

	Year Ended December 31, 2009
	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$13,438,659	$12,522,536	N/A	10.83%	N/A
NOW accounts	12,077,480	10,690,040	60,483	9.25%	0.57%
Money market deposit accounts	38,094,228	35,055,131	411,932	30.32%	1.18%
Savings accounts	17,019,187	11,340,122	78,708	9.81%	0.69%
Other consumer time deposits	25,455,636	32,735,884	1,112,651	28.32%	3.40%

Total core deposits	106,085,190	102,343,713	1,663,774	88.53%	1.63%
Public fund certificates of deposit of $100,000 or more	578,536	1,034,249	13,585	0.89%	1.31%
Certificates of deposit of $100,000 or more	8,248,008	10,366,490	384,815	8.97%	3.71%
Foreign time deposits	897,362	1,856,292	30,845	1.61%	1.66%

Total deposits	$115,809,096	$115,600,744	$2,093,019	100.00%	1.81%

	Year Ended December 31, 2008
	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$11,293,852	$10,772,019	N/A	11.52%	N/A
NOW accounts	10,522,219	9,305,767	120,143	9.95%	1.29%
Money market deposit accounts	29,171,168	26,216,946	718,034	28.04%	2.74%
Savings accounts	7,119,510	7,821,040	71,546	8.36%	0.91%
Other consumer time deposits	36,509,357	25,414,506	1,048,614	27.18%	4.13%

Total core deposits	94,616,106	79,530,278	1,958,337	85.05%	2.46%
Public fund certificates of deposit of $100,000 or more	1,174,294	1,415,864	41,586	1.52%	2.94%
Certificates of deposit of $100,000 or more	10,084,750	9,119,665	391,105	9.75%	4.29%
Foreign time deposits	2,745,639	3,441,839	121,010	3.68%	3.52%

Total deposits	$108,620,789	$93,507,646	$2,512,038	100.00%	2.69%

Capital Markets Funding The Company also meets its liquidity needs by accessing the capital markets for funding by issuing asset backed securities and senior and subordinated debt. Access to the capital markets and the cost of borrowing are heavily influenced by the Company’s credit ratings. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality and quality of earnings. Significant changes in these factors could result in different ratings. Table 26: Senior Unsecured Debt Credit Ratings provides a summary of the ratings for the senior unsecured debt of the Corporation, COBNA and CONA as of December 31, 2009.

Table 26: Senior Unsecured Debt Credit Ratings

	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s(1)	Baa1	A2	A2

S&P(1)	BBB	BBB+	BBB+

Fitch, Inc(1)	A-	A-	A-

Dominion Bond Rating Service(1)	BBB***	A*	A*

(1)	As of the date of this report, Moody’s, S&P, Fitch, Inc and Dominion Bond Rating Service have the Company on a negative outlook.

*	low *** high

Loan Securitizations The Company engages in securitization transactions of loans for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization vehicles, which are collateralized by receivables transferred from the Company’s portfolio. The Company removes the loans from the reported financial statements for securitizations that qualify as sales in accordance with ASU 2009-16 (ASC 860/SFAS 166). Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized approximating the amount of proceeds received. The Company has committed securitization conduit lines of $10.1 billion, of which $7.2 billion was outstanding as of December 31, 2009.

The Company can continue to obtain additional funding through the issuance or recognition of secured borrowings and the raising of additional deposits to satisfy our liquidity needs as securitization does not depend on sales accounting treatment.

Senior and Subordinated Notes Other funding programs established by the Company include senior and subordinated notes, including notes issued under COBNA’s Senior and Subordinated Global Bank Note Program (“The Program”). The Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in the U.S. and foreign currencies, subject to conditions customary for transactions of this nature. Notes may be issued under the Program with maturities of thirty days or more from the date of issue. The Program was last updated in June 2005.

Federal Home Loan Bank Advances The Banks are members of the Federal Home Loan Banks (“FHLB”). The FHLB provides additional sources of funding through advances to the Banks. The FHLB advances are secured by the Company’s securities, residential mortgage loans portfolio, multifamily loans, commercial real estate loans and home equity lines of credit. The Company’s FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $264.1 million at December 31, 2009.

Short Term Borrowings The Company also has access to and utilizes various other short term borrowings to support its operations. These borrowings are generally in the form of Federal Funds Purchased and Resale Agreements, most of which are overnight borrowings. Other short term borrowings are not a significant portion of the Company’s overall funding. Table 27: Other Short Term Borrowings provides summary information about the amounts borrowed and rates paid on other short term borrowings.

Table 27: Short Term Borrowings

(Dollars in Thousands)	Maximum Outstanding as of any Month-End	Outstanding as of Year-End	Average Outstanding	Average Interest Rate	Year-End Weighted Average Interest Rate
2009:
Federal funds purchased and resale agreements	$3,777,784	$1,140,103	$2,957,569	0.25%	0.11%
Other	—	—	—	—	N/A

Total		$1,140,103	$2,957,569	0.25%	0.11%

2008:
Federal funds purchased and resale agreements	$6,311,810	$832,961	$3,261,190	1.90%	.0007%
Other (1)	4,964,750	—	351,960	7.83	N/A

Total		$832,961	$3,613,150	2.48%	.0007%

(1)	In 2008, the Company repaid certain borrowings under lines of credit associated with securitizations of auto consumer loans.

Government Programs The Company is eligible or may be eligible to participate in a number of U.S. Government programs designed to support financial institutions and increase access to credit markets. The Company evaluates each of these programs and determines, based on the costs and benefits of each program, whether to participate. During 2009, the Company participated in or was eligible to participate in the U.S. Treasury Department’s Capital Purchase Program (“CPP”), the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), the Federal Reserve’s Discount Window (the “Discount Window”) and the Federal Reserve’s Term Auction Facility (“TAF”).

U.S. Treasury Department’s Capital Purchase Program On October 27, 2008, the Company announced its intention to take part in the CPP. On November 14, 2008 the Company entered into an agreement (the “Securities Purchase Agreement”) to issue 3,555,199 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $0.01 per share, liquidation preference $1,000 per share (the “Series A Preferred Shares”), to the U.S. Treasury as part of the Company’s participation in the CPP. The Series A Preferred Stock paid cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. In addition, the Company issued warrants (the “Warrants”) to purchase 12,657,960 of the Company’s common shares to the U.S. Treasury as part of the Securities Purchase Agreement. The Company received proceeds of $3.55 billion for the Series A Preferred Shares and the Warrants.

On June 17, 2009, the Company repurchased all 3,555,199 Series A Preferred Shares, at par. The total amount repurchased, including accrued dividends, was approximately $3.57 billion, compared to a book value of $3.1 billion. The difference represented unaccreted discount of $461.7 million, which was recorded as a dividend in the second quarter of 2009, reducing income available to common shareholders. On December 11, 2009, the Warrants were sold by the U.S. Treasury for $11.75 per warrant. The sale by the U.S. Treasury had no impact on the Company’s equity and the Warrants remain outstanding and continue to be included in paid in capital.

Federal Reserve’s Discount Window The Discount Window allows eligible institutions to borrow funds from the Federal Reserve, typically on a short-term basis, to meet temporary liquidity needs. Borrowers must post collateral, which can be made up of securities or consumer or commercial loans. As of December 31, 2009, the Company was eligible to borrow up to $5.5 billion through the Discount Window. The eligible amount is reduced dollar for dollar by borrowing under the TAF program. The Company did not borrow funds from the Discount Window during 2009.

Federal Reserve’s Term Auction Facility The TAF is designed to help increase liquidity in the U.S. credit markets. The Federal Reserve auctions collateral-backed short term loans under TAF. The auctions allow financial institutions to borrow funds at an interest rate below the Federal Reserve’s discount rate. As of December 31, 2009, the Company was eligible to borrow up to $2.7 billion under the TAF. The eligible amount is reduced dollar for dollar by borrowings made under the Discount Window. The Company did not borrow funds through the TAF during 2009.

Trust Asset-Backed Securities Loan Facility In March of 2009, the Federal Reserve Bank of New York (“FRBNY”), the U.S. Treasury and the Federal Reserve Board announced the launch of the TALF. TALF is a funding facility designed to help financial markets and institutions meet the credit needs of households and small businesses to support overall economic growth by supporting the issuance of ABS collateralized by student loans, auto loans, credit card loans, loans guaranteed by the Small Business Administration, as well as certain types of mortgage loans. The FRBNY will lend up to $200 billion to holders of certain AAA-rated ABS backed by newly and recently originated consumer and small business loans, as well as CMBS, private-label residential MBS, and certain other ABS. The FRBNY will lend an amount equal to the market value of the ABS less a discount and will be secured at all times by the ABS. The Company has not issued any ABS through TALF as of December 31, 2009.

Funding Obligations and Borrowing Capacity The Company manages its funding across a range of maturities as part of its ongoing market risk management efforts. Table 28: Contractual Funding Obligations provides a summary of the contractual maturities of the Company’s on and off-balance sheet funding. Additional information on the Company’s market risk management activities is included in Item IX. Market Risk Management.

Table 28: Contractual Funding Obligations

	As of December 31, 2009
(Dollars in thousands)	Total	Up to 1 year	1-3 years	4-5 years	After 5 years
Interest-bearing time deposits(1)	$34,304,835	$17,922,108	$8,813,169	$5,786,987	$1,782,571
Senior and subordinated notes	9,045,470	679,321	1,570,429	2,173,605	4,622,115
Other borrowings(2)	11,968,461	4,896,744	2,338,555	966,776	3,766,386
Operating leases	1,617,885	170,889	313,190	284,598	849,208
Off-balance sheet securitization amortization(3)	42,782,812	17,840,071	16,669,679	3,323,062	4,950,000

Total obligations	$99,719,463	$41,509,133	$29,705,022	$12,535,028	$15,970,280

(1)	Includes only those interest bearing deposits which have a contractual maturity date.
(2)	Other borrowings includes secured borrowings for the Company’s on-balance sheet auto loan securitizations, junior subordinated capital securities and debentures, FHLB advances, federal funds purchased and resale agreements and other short-term borrowings.
(3)	Includes scheduled maturities of the external investors’ interest in securitizations.

As of December 31, 2009, the Company had an effective shelf registration statement under which the Corporation from time to time may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least every three years. The Automatic Shelf Registration Statement was last updated in May 2009. On May 11, 2009, the Company raised approximately $1.5 billion in proceeds through the issuance of 56 million shares of common stock at $27.75 per share.

In addition to issuance capacity under the Automatic Shelf Registration Statement, the Company has access to other borrowing programs. Table 29: Borrowing Capacity provides summary information related to the Global Bank Note Program, FHLB Advance capacity, securitization conduits and government programs as of December 31, 2009.

Table 29: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity (1)	Outstanding	Availability(1)	Final Maturity(2)
Senior and Subordinated Global Bank Note Program	6/05	$3,123	$1,323	$1,800	—
FHLB Advances(3)	—	$11,612	$3,224	$8,388	—
Committed Securitization Conduits(4)	—	$10,070	$7,157	$2,913	11/11
Federal Reserve Discount Window	—	$5,459	$—	$5,459	—
Federal Reserve Term Auction Facility	—	$2,730	$—	$2,730	—

(1)	All funding sources are non-revolving. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility.
(2)	Maturity date refers to the date the facility terminates, where applicable.
(3)	There are no effective or final maturity dates on the available lines for FHLB Advances. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.
(4)	Securitization committed capacity was established at various dates and is scheduled to terminate through 11/11.

Covenants

In connection with the issuance of certain of its trust preferred capital securities, The Company has entered into a Replacement Capital Covenant (“RCC”) granting certain rights to the holders of “covered debt,” as defined in the RCC, that prohibit the repayment, redemption or purchase of the trust preferred capital securities except, with limited exceptions, to the extent that the Company has received specified amounts of proceeds from the sale of certain qualifying securities. Currently, the Company’s covered debt is its 5.35% Subordinated Notes due May 1, 2014. For more information regarding this covenant, reference is made to the RCC entered into by the Corporation in connection with the issuances of such trust preferred capital securities, which are filed with the SEC under Forms 8-K. The Company will provide a copy of the RCC to holders of the covered debt upon request made to Investor Relations.

The terms of certain lease and credit facility agreements related to other borrowings and operating leases require several financial covenants (including performance measures and equity ratios) to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted in Table 28: Contractual Funding Obligations. As of December 31, 2009, the Company was not in default of any such covenants.

IX. Market Risk Management

Market risk is the risk that earnings or economic value of equity will be adversely impacted due to changes in interest rates, foreign exchange rates, or other financial market asset prices. Banks are inevitably exposed to interest rate risk due to the repricing and maturity mismatches of their assets and liabilities, as well as the need to invest most of their equity in financial assets. Banks must often trade-off managing near-term earnings volatility with market value volatility and achieve this objective by targeting moderate levels of each.

Capital One uses industry standard market risk measurement techniques and analysis to measure the impact of interest rate or foreign exchange rate changes on earnings and the economic value of equity. Capital One’s measurement and management of market risk considers both earnings and market value exposures. The Company’s interest rate risk management objective is to position the interest rate risk profile (e.g., duration, convexity, volatility, yield curve, spread/basis) based on prevailing market conditions and long-term expectations.

Interest Rate Risk

Like other banks, the Company borrows money from other institutions and depositors, which it uses to make loans to customers and to invest in debt securities and other earning assets. The Company earns interest on these loans and assets and pays interest on the money it borrows from institutions and depositors. If the rate of interest it pays on its borrowings and deposits increases more than the rate of interest it earns on its assets, the Company’s net interest income, and therefore its earnings, will be diminished. The Company’s earnings could also be negatively impacted if the interest rates it charges on its earning assets fall more quickly than the rates it pays on its borrowings and deposits. Changes in interest rates and competitor responses to those changes may affect the rate of customer payments or pre-payments for mortgages, auto, installment loans and commercial loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on its earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with the Company. These changes may require the Company to replace withdrawn balances with higher cost alternative sources of funding.

In addition to the impact to earnings, interest rate risk also refers to changes in the net present value of assets and off-balance sheet positions less liabilities (termed “economic value of equity”) due to interest rate changes. Economic value of equity could be affected to the extent that the market value of the Company’s assets, liabilities and off-balance sheet positions do not respond equally to changes in interest rates.

The Company manages its interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity and re-pricing characteristics of various balance sheet categories and by entering into interest rate derivatives.

The measurement of interest rate risk is impacted by modeling and underlying forecast assumptions. In addition, the measurement of interest rate sensitivity includes assumptions on the ability of management to take action to manage exposure to changes in interest rates and foreign exchange, including, within legal and competitive constraints, the re-pricing of interest rates on outstanding credit card loans and deposits. The consolidated balance sheet and all off-balance sheet positions are included in the analysis. The analysis reflects known balances and contractual maturities when available. Balance sheet positions lacking contractual maturities and those with a likelihood of maturity prior to their contractual term are assumed to mature consistent with business line expectations or, when available in the case of deposits, loans and marketable securities, assumptions derived from empirical results and industry-standard modeling approaches.

As of December 31, 2009, the Company’s Asset/Liability Management Policy limited the change in projected 12-month earnings due to a gradual +/-200 basis points change in interest rates over the course of nine months to less than 5% of base net interest income. The measurement of impact to current earnings includes the change in net interest income and the change in the valuation of mortgage servicing rights driven by the change in interest rates. Given the absolute low level of interest rates that prevailed as of December 31, 2009 and the inability for market rates to fall below 0%, the declining rate scenario reflects a gradual 50 basis point rate decline versus the customary 200 basis point scenario. As of December 31, 2009, the Company estimated a 0.4% reduction in 12-month net interest income for a gradual 200 basis point rate increase and a 0.1% reduction in 12-month net interest income for a gradual 50 basis point rate decline.

In addition to limits related to possible changes in 12-month net interest income, as of December 31, 2009, the Asset/Liability Management Policy limited the pre-tax change in economic value of equity due to instantaneous parallel rate shocks of 200 basis points to less than 12%. As of December 31, 2009, the estimated reduction in economic value of equity due to an adverse 200 basis point rate shock was 3.2%.

Table 30 reflects the interest rate repricing schedule for earning assets and interest-bearing liabilities as of December 31, 2009.

Table 30: Interest Rate Sensitivity

	As of December 31, 2009 Subject to Repricing
(Dollars in Millions)	Within 180 Days	>180 Days- 1 Year	>1 Year- 5 Years	Over 5 Years
Earning assets:
Federal funds sold and resale agreement	$542	$—	$—	$—
Interest-bearing deposits at other banks	5,043	—	—	—
Securities available for sale	11,432	3,307	13,212	10,879
Loans held for sale(1)	17	9	77	165
Other	3,302	—	—	—
Loans held for investment	42,393	9,104	32,535	6,587

Total earning assets	62,729	12,420	45,824	17,631
Interest-bearing liabilities:
Interest-bearing deposits	80,315	6,129	14,134	1,792
Senior and subordinated notes	5	689	3,767	4,584
Other borrowings	5,639	1,173	3,596	1,560

Total interest-bearing liabilities	85,959	7,991	21,497	7,936
Non-rate related net items	12,673	(105)	(2,180)	4,351

Interest sensitivity gap	(10,557)	4,324	22,147	14,046
Impact of swaps	(11,464)	73	6,758	4,633
Impact of consumer loan securitizations	(4,451)	(847)	(250)	5,548

Interest sensitivity gap adjusted for impact of securitizations and swaps	(26,472)	3,550	28,655	24,227
Adjusted gap as a percentage of managed assets	(12.46)%	1.67%	13.49%	11.41%
Adjusted cumulative gap	(26,472)	(22,922)	5,733	29,960
Adjusted cumulative gap as a percentage of managed assets	(12.46)%	(10.79)%	2.70%	14.10%

	As of December 31, 2008 Subject to Repricing
(Dollars in Millions)	Within 180 Days	>180 Days- 1 Year	>1 Year- 5 Years	Over 5 Years
Earning assets:
Federal funds sold and resale agreement	$637	$—	$—	$—
Interest-bearing deposits at other banks	4,807	—	—	—
Securities available for sale	10,641	3,265	16,158	939
Loans held for sale(1)	15	11	54	14
Other	2,366	—	—	—
Loans held for investment	42,858	11,956	41,403	4,801

Total earning assets	61,324	15,232	57,615	5,754
Interest-bearing liabilities:
Interest-bearing deposits	63,628	12,698	18,794	2,207
Senior and subordinated notes	1,444	—	2,931	3,934
Other borrowings	9,337	626	3,239	1,668

Total interest-bearing liabilities	74,409	13,324	24,964	7,809
Non-rate related net items	11,308	(103)	(1,725)	3,946

Interest sensitivity gap	(1,778)	1,805	30,927	1,891
Impact of swaps	5,519	(2,549)	(5,611)	2,641
Impact of consumer loan securitizations	(6,061)	1,152	3,702	1,207

Interest sensitivity gap adjusted for impact of securitizations and swaps	(2,320)	408	29,018	5,739
Adjusted gap as a percentage of managed assets	(1.11)%	0.19%	13.83%	2.73%
Adjusted cumulative gap	(2,320)	(1,912)	27,106	32,845
Adjusted cumulative gap as a percentage of managed assets	(1.11)%	(0.91)%	12.92%	15.65%

(1)	Mortgage loans held for sale line item excludes the related lower of cost or market adjustments.

Foreign Exchange Risk

The Company is exposed to changes in foreign exchange rates which may impact translated income and expense associated with foreign operations. In order to limit earnings exposure to foreign exchange risk, the Company’s Asset/Liability Management Policy requires that material foreign currency denominated transactions be hedged. As of December 31, 2009, the estimated reduction in 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability is less than 2%. The precision of this estimate is also limited due to the inherent uncertainty of the underlying forecast assumptions.

Derivative Instruments

Capital One uses derivatives to hedge financial risks related to duration, convexity, volatility, yield curve, spread/basis and foreign exchange risk exposure. Derivatives are used and selected based on their relative value (e.g., capital, liquidity, structuring benefits) versus asset/liability structuring and other related alternatives.

The Company enters into interest rate swap agreements in order to manage interest rate exposure. The Company also enters into forward foreign currency exchange contracts to reduce sensitivity to changing foreign currency exchange rates. The hedging of foreign currency exchange rates is limited to certain intercompany obligations related to international operations. These derivatives expose the Company to certain credit risks. The Company has established policies and limits, as well as collateral agreements, to manage credit risk related to derivative instruments. See “Note 19—Derivative Instruments and Hedging Activities” for additional information on derivatives and hedging.

X. Capital

Capital Standards

The Company is subject to capital adequacy standards adopted by the Federal Reserve; and CONA and COBNA are subject to capital adequacy guidelines adopted by the OCC. The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Company to similar minimum capital requirements. Failure to meet minimum capital requirements can result in possible additional, mandatory or discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.

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

Capital One Financial Corporation requested temporary relief from the Federal Reserve Board’s risk based and leverage capital guidelines in connection with the deferred tax assets related to Capital One’s acquisition of Chevy Chase Bank. This request was granted by the Board on October 19, 2009. From time to time, the regulators propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals or interpretations could, if implemented in the future, affect the Company’s or each of the Bank’s reported capital ratios and net risk-adjusted assets.

On January 21, 2010, the OCC and the Federal Reserve announced a final rule regarding capital requirements related to the adoption of ASU 2009-16 (ASC 860/SFAS 166) and ASU 2009-17 (ASC 810/SFAS 167). Under the final rule, the Company and its subsidiary banks will be required to hold additional capital in relation to the consolidated assets resulting from the application of ASU 2009-16 (ASC 860/SFAS 166) and ASU 2009-17 (ASC 810/SFAS 167) and any associated creation of loan loss reserves. The rule provides for a phase-in of the capital requirements in the form of an optional two-quarter delay in implementation for regulatory capital ratios, followed by an optional two-quarter partial implementation for regulatory capital ratios. See “Note 1—Significant Accounting Policies” for further details.

As of December 31, 2009, each of the Banks exceeded the minimum regulatory requirements and, therefore, each of the Banks was considered “well-capitalized” under applicable capital adequacy guidelines. Also as of December 31, 2009, the Company exceeded all minimum capital requirements and therefore, was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies.

Failure to meet applicable capital guidelines could subject the Company or the Banks to a variety of enforcement remedies available to the regulators, including the issuance of a capital directive to increase capital and a limitation on the ability to pay dividends. In the case of the Banks, failure to meet applicable capital guidelines could also lead to the termination of deposit insurance by the Federal Deposit Insurance Corporation (the “FDIC”) and the appointment of a conservator or receiver (in severe cases). Failure to meet these capital guidelines could also prevent the Company or the Banks from engaging in the expanded activities permitted for bank holding companies and banks under the Gramm-Leach-Bliley Act.

Prompt Corrective Action

In general, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal banking agencies to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, a bank is considered to be well-capitalized if it maintains a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, a Tier 1 leverage capital ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well-capitalized definition. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for purposes of applying FDICIA’s prompt corrective action provisions, and such capital categories may not constitute an accurate representation of the Banks’ overall financial condition or prospects. As of December 31, 2009, each of the Banks met the requirements for a “well capitalized” institution.

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

Dividend Policy

The declaration and payment of dividends to the Company’s stockholders, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to the Company. As of December 31, 2009, funds available for dividend payments from COBNA and CONA were $798.0 million and zero, respectively. The funds of COBNA are available for payment as dividends to the Corporation without prior approval of the OCC while a dividend payment by CONA would require prior approval of the OCC. Additionally, applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that the Company will declare and pay any dividends.

XI. Tabular Summary

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31
	2009			2008(2)			2007(2)
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning assets
Consumer loans(1)
Domestic	$67,160,791	$6,889,210	10.26%	$66,811,204	$7,303,951	10.93%	$65,164,148	$7,366,449	11.30%
International	2,612,702	347,803	13.31%	3,445,986	444,691	12.90%	3,474,326	436,368	12.56%

Total consumer loans	$69,773,493	$7,237,013	10.37%	$70,257,190	$7,748,642	11.03%	$68,638,474	$7,802,817	11.37%
Commercial loans	30,013,792	1,520,053	5.06%	28,713,713	1,711,736	5.96%	24,903,351	1,697,311	6.82%

Total loans held for investment	$99,787,285	$8,757,066	8.78%	$98,970,903	$9,460,378	9.56%	$93,541,825	$9,500,128	10.16%

Investment securities	36,909,873	1,610,210	4.36%	25,042,506	1,224,012	4.89%	18,933,750	950,972	5.02%
Other
Domestic	7,489,350	290,200	3.87%	8,030,295	406,240	5.06%	7,792,357	573,158	7.36%
International	1,106,501	7,109	0.64%	1,039,940	21,369	2.05%	1,152,497	53,898	4.68%

Total	$8,595,851	$297,309	3.46%	$9,070,235	$427,609	4.71%	$8,944,854	$627,056	7.01%

Total earning assets(3)	$145,293,009	$10,664,585	7.34%	$133,083,644	$11,111,999	8.35%	$121,420,429	$11,078,156	9.12%

Cash and due from banks(3)	3,475,932			2,127,961			2,112,587
Allowance for loan and lease losses(3)	(4,470,247)			(3,266,768)			(2,182,667)
Premises and equipment, net(3)	2,718,297			2,317,383			2,250,117
Other(3)	24,556,589			21,964,147			21,398,626
Total assets from discontinued operations	24,033			65,161			3,984,100

Total assets	$171,597,613			$156,291,528			$148,983,192

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$102,337,209	$2,069,558	2.02%	$79,293,788	$2,422,532	3.06%	$71,447,121	$2,781,662	3.89%
International	740,999	23,461	3.17%	3,441,839	89,508	2.60%	2,317,790	124,689	5.38%

Total deposits	$103,078,208	$2,093,019	2.03%	$82,735,627	$2,512,040	3.04%	$73,764,911	$2,906,351	3.94%
Senior and subordinated notes	8,607,599	260,282	3.02%	8,881,491	444,854	5.01%	9,840,074	577,128	5.87%
Other borrowings
Domestic	$13,455,842	$603,152	4.48%	$21,399,280	$993,901	4.64%	$19,171,300	$1,050,546	5.48%
International	1,441,489	11,017	0.76%	815,706	12,489	1.53%	1,090,149	14,286	1.31%

Total other borrowings	$14,897,331	$614,169	4.12%	$22,214,986	$1,006,390	4.53%	$20,261,449	$1,064,832	5.26%

Total interest-bearing liabilities(3)	$126,583,138	$2,967,470	2.34%	$113,832,104	$3,963,284	3.48%	$103,866,434	$4,548,311	4.38%
Non-interest bearing deposits(3)	12,522,536			10,772,019			11,446,706
Other(3)	5,737,178			6,261,090			5,349,568

Total liabilities from discontinued operations	149,085		148,485		3,117,348

Total liabilities	$144,991,937		$131,013,698		$123,780,056
Equity	26,605,676		25,277,830		25,203,136
Total liabilities and equity	$171,597,613		$156,291,528		$148,983,192

Net interest spread		5.00%		4.87%		4.74%

Interest income to average earning assets		7.34%		8.35%		9.12%
Interest expense to average earning assets		2.04%		2.97%		3.74%

Net interest margin		5.30%		5.38%		5.38%

(1)	Interest income includes past-due fees on loans of approximately $652.3 million, $695.2 million and $704.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	Prior period amounts have been reclassified to conform with current period presentation.
(3)	Based on continuing operations.

TABLE B—INTEREST VARIANCE ANALYSIS

	Year Ended December 31
	2009 vs. 2008			2008 vs. 2007
		Change due to(1)			Change due to(1)
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/ Rate	Increase (Decrease)	Volume	Yield/ Rate
Interest Income(3):
Consumer loans
Domestic	$(414,741)	$38,033	$(452,774)	$(62,498)	$183,528	$(246,026)
International	(96,888)	(110,535)	13,647	8,323	(3,582)	11,905

Total	$(511,629)	$(53,018)	$(458,611)	$(54,175)	$181,592	$(235,767)

Commercial loans	(191,683)	74,805	(266,488)	14,425	241,806	(227,381)

Total loans held for investment	$(703,312)	$77,451	$(780,763)	$(39,750)	$535,272	$(575,022)
Investment securities	386,198	529,239	(143,041)	273,040	299,213	(26,173)
Other
Domestic	(116,040)	(25,934)	(90,106)	(166,918)	17,014	(183,932)
International	(14,260)	1,288	(15,548)	(32,529)	(4,826)	(27,703)

Total	$(130,300)	$(21,387)	$(108,913)	$(199,447)	$8,671	$(208,118)

Total interest income	$(447,414)	$966,260	$(1,413,674)	$33,843	$1,016,186	$(982,343)
Interest Expense(3):
Deposits
Domestic(2)	$(352,974)	$593,990	$(946,964)	$(359,130)	$283,278	$(642,408)
International	(66,047)	(82,198)	16,151	(35,181)	45,344	(80,525)

Total(2)	$(419,021)	$530,484	$(949,505)	$(394,311)	$325,357	$(719,668)

Senior notes	(184,572)	(13,326)	(171,246)	(132,274)	(52,937)	(79,337)
Other borrowings
Domestic(2)	(390,749)	(357,168)	(33,581)	(56,645)	114,038	(170,683)
International	(1,472)	6,678	(8,150)	(1,797)	(3,959)	2,162

Total(2)	$(392,221)	$(308,081)	$(84,140)	$(58,442)	$96,840	$(155,282)

Total interest expense	$(995,814)	$406,920	$(1,402,734)	$(585,027)	$407,879	$(992,906)

Net interest income	$548,400	$647,986	$(99,586)	$618,870	$626,509	$(7,639)

(1)	The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the volume and yield/rate columns are not the sum of the individual lines.
(2)	Prior period amounts have been reclassified to conform with current period presentation.
(3)	Based on continuing operations.

TABLE C—MANAGED LOAN PORTFOLIO

	Year Ended December 31
(Dollars in thousands)	2009(2)	2008	2007	2006	2005
Year-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$13,373,383	$20,623,950	$17,446,876	$20,211,627	$18,637,924
International	2,229,321	2,872,293	3,657,034	3,206,528	3,359,471

Total credit card	$15,602,704	$23,496,243	$21,103,910	$23,418,155	$21,997,395
Installment loans
Domestic	6,693,165	10,130,677	10,474,683	7,380,910	5,726,863
International	43,890	119,320	354,556	637,982	551,460

Total installment loans	$6,737,055	$10,249,997	$10,829,239	$8,018,892	$6,278,323
Auto loans	18,186,064	21,494,436	25,017,904	21,283,004	15,255,258
Mortgage loans	14,893,187	10,098,430	11,561,533	3,418,884	—
Retail Banking	5,135,242	5,603,696	5,659,411	4,482,196	—

Total consumer loans	$60,554,252	$70,942,802	$74,171,997	$60,621,131	$43,530,976
Commercial loans
Commercial and multi-family real estate	13,843,158	13,303,081	12,414,263	891,140	—
Middle Market	10,061,819	10,081,823	8,288,476	3,524,564	—
Specialty Lending	3,554,563	3,547,287	2,948,402	—	—
Small ticket commercial real estate	2,153,510	2,609,123	3,396,100	—	—

Total commercial loans	$29,613,050	$29,541,314	$27,047,241	$4,415,704	$—
Other loans(1)	451,697	533,655	585,789	31,475,304	16,316,705

Total reported loans held for investment	$90,618,999	$101,017,771	$101,805,027	$96,512,139	$59,847,681

Securitization adjustments:
Consumer loans
Credit cards
Domestic	39,827,572	39,254,153	39,832,922	38,364,776	35,200,448
International	5,950,624	5,729,029	7,645,332	7,906,309	6,740,949

Total credit card	$45,778,196	$44,983,182	$47,478,254	$46,271,085	$41,941,397
Installment loans – Domestic	405,707	935,801	1,968,688	2,899,221	2,621,652
Auto loans	—	—	110,448	468,823	1,116,761

Total consumer loans	$46,183,903	$45,918,983	$49,557,390	$49,639,129	$45,679,810

Total securitization adjustments	$46,183,903	$45,918,983	$49,557,390	$49,639,129	$45,679,810

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	53,200,955	59,878,103	57,279,798	58,576,403	53,838,372
International	8,179,945	8,601,322	11,302,366	11,112,837	10,100,420

Total credit card	$61,380,900	$68,479,425	$68,582,164	$69,689,240	$63,938,792
Installment loans
Domestic	7,098,872	11,066,478	12,443,371	10,280,131	8,348,515
International	43,890	119,320	354,556	637,982	551,460

Total installment loans	$7,142,762	$11,185,798	$12,797,927	$10,918,113	$8,899,975
Auto loans	18,186,064	21,494,436	25,128,352	21,751,827	16,372,019
Mortgage loans	14,893,187	10,098,430	11,561,533	3,418,884	—
Retail Banking	5,135,242	5,603,696	5,659,411	4,482,196	—

Total consumer loans	$106,738,155	$116,861,785	$123,729,387	$110,260,260	$89,210,786
Commercial loans
Commercial and multi-family real estate	13,843,158	13,303,081	12,414,263	891,140	—
Middle Market	10,061,819	10,081,823	8,288,476	3,524,564	—
Specialty Lending	3,554,563	3,547,287	2,948,402	—	—
Small ticket commercial real estate	2,153,510	2,609,123	3,396,100	—	—

Total commercial loans	$29,613,050	$29,541,314	$27,047,241	$4,415,704	$—
Other loans(1)	451,697	533,655	585,789	31,475,304	16,316,705

Total managed loans held for investment	$136,802,902	$146,936,754	$151,362,417	$146,151,268	$105,527,491

	Year Ended December 31
(Dollars in thousands)	2009(2)	2008	2007(3)	2006	2005
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$18,268,382	$16,387,284	$15,408,732	$17,364,645	$15,468,014
International	2,543,739	3,197,974	2,983,401	3,230,287	3,531,767

Total credit card	$20,812,121	$19,585,258	$18,392,133	$20,594,932	$18,999,781
Installment loans
Domestic	8,467,304	10,562,105	8,273,301	6,692,719	6,565,520
International	68,963	248,012	490,925	615,255	553,357

Total installment loans	$8,536,267	$10,810,717	$8,764,226	$7,307,974	$7,118,877
Auto loans	19,950,123	23,461,648	23,893,829	19,742,169	13,056,708
Mortgage loans	14,434,281	10,406,251	11,805,524	5,135,149	674,047
Retail Banking	5,489,641	5,449,185	5,565,075	4,414,698

Total consumer loans	$69,222,433	$69,713,059	$68,420,787	$57,194,922	$39,849,413
Commercial loans
Commercial and multi-family real estate	13,857,522	12,829,870	11,905,715	800,822	—
Middle Market	10,098,454	9,172,541	7,404,313	3,167,348	—
Specialty Lending	3,566,693	3,595,866	2,923,702	—	—
Small ticket commercial real estate	2,491,123	3,115,436	2,669,621	—	—

Total commercial loans	$30,013,792	$28,713,713	$24,903,351	$3,968,170	$—
Other loans(1)	551,060	544,131	217,687	2,414,187	884,824

Total reported loans held for investment	$99,787,285	$98,970,903	$93,541,825	$63,577,279	$40,734,237

Securitization adjustments:
Consumer loans
Credit cards
Domestic	37,295,303	40,299,027	40,550,044	36,888,774	35,336,054
International	5,792,548	7,124,805	7,835,913	7,285,459	6,452,707

Total credit card	$43,087,851	$47,423,832	$48,385,957	$44,174,233	$41,788,761
Installment loans – Domestic	639,280	1,389,164	2,542,837	2,828,332	1,133,036
Auto loans	—	28,367	256,388	748,751	1,608,989

Total consumer loans	$43,727,131	$48,841,363	$51,185,182	$47,751,316	$44,530,786

Total securitization adjustments	$43,727,131	$48,841,363	$51,185,182	$47,751,316	$44,530,786

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	55,563,685	56,686,311	55,958,776	54,253,419	50,804,068
International	8,336,287	10,322,779	10,819,314	10,515,746	9,984,474

Total credit card	$63,899,972	$67,009,090	$66,778,090	$64,769,165	$60,788,542
Installment loans
Domestic	9,106,584	11,951,869	10,816,138	9,521,051	7,698,556
International	68,963	248,012	490,925	615,255	553,357

Total installment loans	$9,175,547	$12,199,881	$11,307,063	$10,136,306	$8,251,913
Auto loans	19,950,123	23,490,015	24,150,217	20,490,920	14,665,697
Mortgage loans	14,434,281	10,406,251	11,805,524	5,135,149	674,047
Retail Banking	5,489,641	5,449,185	5,565,075	4,414,698	—

Total consumer loans	$112,949,564	$118,554,422	$119,605,969	$104,946,238	$84,380,199
Commercial loans
Commercial and multi-family real estate	13,857,522	12,829,870	11,905,715	800,822	—
Middle Market	10,098,454	9,172,541	7,404,313	3,167,348	—
Specialty Lending	3,566,693	3,595,866	2,923,702	—	—
Small ticket commercial real estate	2,491,123	3,115,436	2,669,621	—	—

Total commercial loans	$30,013,792	$28,713,713	$24,903,351	$3,968,170	$—
Other loans(1)	551,060	544,131	217,687	2,414,187	844,824

Total managed loans held for investment	$143,514,416	$147,812,266	$144,727,007	$111,328,595	$85,265,023

(1)	Includes Hibernia Bank acquisition in 2005 and North Fork Bank acquisition in 2006, which were allocated to the appropriate loan categories in the subsequent years.
(2)	Includes the loans from the acquisition of Chevy Chase Bank on February 27, 2009.
(3)	Based on continuing operations.

TABLE D—COMPOSITION OF REPORTED LOAN PORTFOLIO

	As of December 31
	2009(2)		2008		2007		2006		2005
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported:
Consumer loans	$60,554,252	66.82%	$70,942,802	70.23%	$74,171,997	72.85%	$60,621,131	62.81%	$43,530,976	72.74%
Commercial loans	29,613,050	32.68%	29,541,314	29.24%	27,047,241	26.57%	4,415,704	4.58%	—	—
Other(1)	451,697	0.50%	533,655	0.53%	585,789	0.58%	31,475,304	32.61%	16,316,705	27.26%

Total	$90,618,999	100.00%	$101,017,771	100.00%	$101,805,027	100.00%	$96,512,139	100.00%	$59,847,681	100.00%

(1)	Includes Hibernia Bank acquisition in 2005 and North Fork Bank acquisition in 2006, which were allocated to the appropriate loan categories in the subsequent years.
(2)	Includes the loans from the acquisition of Chevy Chase Bank on February 27, 2009.

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	As of December 31
	2009(4)		2008		2007		2006		2005
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported(1)(3) :
Loans held for investment	$90,618,999	100.00%	$101,017,771	100.00%	$101,805,027	100.00%	$96,512,139	100.00%	$59,847,681	100.00%
Loans delinquent:
30-59 days	1,907,677	2.10%	2,325,190	2.30%	2,052,086	2.02%	1,512,365	1.57%	1,055,027	1.76%
60-89 days	985,211	1.09%	1,094,076	1.08%	869,452	0.86%	563,012	0.58%	401,640	0.67%
90-119 days	498,631	0.55%	574,743	0.57%	450,268	0.44%	291,759	0.30%	230,780	0.39%
120-149 days	190,356	0.21%	229,436	0.23%	194,892	0.19%	167,260	0.17%	104,817	0.18%
150 or more days	164,389	0.18%	194,378	0.19%	154,746	0.15%	114,007	0.12%	86,744	0.14%

Total	$3,746,264	4.13%	$4,417,823	4.37%	$3,721,444	3.66%	$2,648,403	2.74%	$1,879,008	3.14%

Loans delinquent by geographic area:
Domestic	3,602,879	4.08%	4,271,511	4.36%	3,592,845	3.67%	2,543,050	2.74%	1,789,926	3.20%
International	143,385	6.28%	146,312	4.89%	128,599	3.20%	105,353	2.74%	89,082	2.28%
Managed(2)(3) :
Loans held for investment	$136,802,902	100.00%	$146,936,754	100.00%	$151,362,417	100.00%	$146,151,268	100.00%	$105,527,491	100.00%
Loans delinquent:
30-59 days	2,623,499	1.92%	2,987,184	2.03%	2,737,547	1.81%	2,129,884	1.46%	1,620,075	1.54%
60-89 days	1,575,753	1.15%	1,581,659	1.08%	1,343,539	0.89%	945,844	0.65%	740,917	0.70%
90-119 days	1,037,576	0.76%	981,981	0.67%	840,776	0.55%	602,472	0.41%	498,927	0.47%
120-149 days	659,961	0.48%	569,528	0.39%	512,789	0.34%	412,386	0.28%	309,587	0.29%
150 or more days	568,369	0.42%	475,871	0.32%	429,146	0.28%	323,459	0.22%	254,314	0.24%

Total	$6,465,158	4.73%	$6,596,223	4.49%	$5,863,797	3.87%	$4,414,045	3.02%	$3,423,820	3.24%

	As of December 31
	2009(4)		2008		2007		2006		2005
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Loans delinquent by geographic area:
Domestic	5,887,872	4.58%	6,080,324	4.40%	5,271,552	3.77%	4,271,511	3.18%	2,900,938	3.06%
International	577,286	6.98%	515,899	5.92%	592,245	5.08%	589,416	5.02%	522,882	4.91%

(1)	All loans are accruing loans except for consumer auto loans included in the 90-119 days past bucket of $143.3 million in 2009, $164.6 million in 2008, $159.8 million in 2007, $82.1 million in 2006 and $61.0 million in 2005.
(2)	All loans are accruing loans except for consumer auto loans included in the 90-119 days past bucket of $143.3 million in 2009, $164.6 million in 2008, $160.9 million in 2007, $85.6 million in 2006 and $67.5 million in 2005.
(3)	Includes credit card loans that continue to accrue finance charges and fees until charged off. The amounts are net of finance charges and fees considered uncollectible that are suppressed and are not recognized in income. Amounts reserved for finance charges and fees considered uncollectible are $2.1 billion in 2009, $1.9 billion in 2008, $1.1 billion in 2007, $0.9 billion in 2006 and $1.0 billion in 2005.
(4)	The Chevy Chase Bank acquired loan portfolio is included in loans held for investment, but excluded from loans delinquent as these loans are considered performing under ASC 805-10/SFAS 141 (R) and/or ASC310-10/SOP 03-3. As of December 31, 2009 the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $294.4 million. For loans 90+ days past due see Table G – Nonperforming Assets.

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

	Year Ended December 31
(Dollars in thousands)	2009(1)	2008	2007(2)	2006	2005
Reported:
Average loans held for investment	$99,787,285	$98,970,903	$93,541,825	$63,577,279	$40,734,237
Net charge-offs	4,567,634	3,478,171	1,960,545	1,407,489	1,446,649
Net charge-offs as a percentage of average loans held for investment	4.58%	3.51%	2.10%	2.21%	3.55%

Managed:
Average loans held for investment	$143,514,416	$147,812,266	$144,727,007	$111,328,595	$85,265,023
Net charge-offs	8,420,634	6,424,938	4,161,995	3,158,080	3,623,154
Net charge-offs as a percentage of average loans held for investment	5.87%	4.35%	2.88%	2.84%	4.25%

(1)	Includes average Chevy Chase Bank acquired loan portfolio of $6.8 billion for the year ended December 31, 2009. Charge-offs exclude net charge-offs of $373.8 million on the Chevy Chase Bank acquired loan portfolio for the year ended December 31, 2009. Charge-offs on the Chevy Chase Bank acquired loan portfolio are applied against the expected principal losses established under ASC 805-10/FAS 141(R) upon acquisition.
(2)	Based on continuing operations.

TABLE G—NONPERFORMING ASSETS (Reported)

Table G shows a summary of nonperforming assets for the periods indicated.

	As of December 31
(Dollars in thousands)	2009	2008	2007	2006	2005
Nonperforming loans held for investment(1) (2):
Commercial lending
Commercial and multi-family real estate	$428,754	$142,261	$29,391	$13,745	$7,800
Middle market	104,272	38,677	28,772	10,820	50,957
Small ticket commercial real estate	94,674	167,467	16,026	237	—
Specialty lending	73,866	37,217	6,086	226	—

Total commercial loans	701,566	385,622	80,275	25,028	58,757

Consumer lending
Automobile	143,341	164,646	156,580	86,943	61,053
Mortgages	322,473	104,498	97,969	54,325	46,632
Other consumer loans	121,326	149,586	58,489	264	217

Total consumer loans	587,140	418,730	313,038	141,532	107,902

Total nonperforming loans held for investment	1,288,706	804,352	393,313	166,560	166,659

Foreclosed property(4)	233,749	88,961	48,016	16,146	8,436
Repossessed assets	24,503	65,635	56,877	30,844	22,917

	As of December 31
(Dollars in thousands)	2009	2008	2007	2006	2005
Total nonperforming assets	$1,546,958	$958,948	$498,206	$213,550	$198,012
Nonperforming loans as a percentage of loans held for investment(3)	1.42%	0.80%	0.39%	0.17%	0.28%
Nonperforming assets as a percentage of loans held for investment(3)	1.70%	0.95%	0.49%	0.22%	0.33%

(1)	Our policy is not to classify credit card loans as nonperforming loans. See Table E-Delinquencies for accruing loans contractually past due 90 days more.
(2)	Excludes loans acquired from the Chevy Chase Bank acquisition and previously considered nonperforming of $1,205.6 million as these loans have been recorded at fair value and are considered performing in accordance with ASC 805-10/SFAS 141(R) and/or ASC 310-10/SOP 03-3.
(3)	Includes the loans acquired from the Chevy Chase Bank acquisition in the denominator. See “Table I – Acquired Loan Reconciliation” for the rates excluding the acquired loan portfolio.
(4)	The acquisition of Chevy Chase Bank added $154.3 million to foreclosed property.

TABLE H—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Table H sets forth activity in the allowance for loan and lease losses for the periods indicated.

	Year Ended December 31
(Dollars In Thousands)	2009(4)	2008	2007	2006	2005
Balance at beginning of year	$4,523,960	$2,963,000	$2,180,000	$1,790,000	$1,505,000
Provision for loan and lease losses from continuing operations:
Domestic card	1,985,467	2,934,662	1,287,251	1,156,882	954,698
International card	212,891	224,595	148,812	240,349	163,103
Commercial banking (3)	1,003,742	245,976	(16,553)	(4,280)	367,966
Consumer banking(3)	855,914	1,522,545	1,136,011	79,987	—
Other(3)	172,097	173,262	80,981	3,500	5,305

Total provision for loan and lease losses from continuing operations	$4,230,111	5,101,040	2,636,502	1,476,438	1,491,072

Provision for loan and lease losses from discontinued operations	—	—	80,151	—	—
Acquisitions	—	—	—	225,890	224,144
Other	(59,042)	(61,909)	26,888	72,821	(12,731)
Charge-offs:
Domestic card	(3,049,676)	(2,244,488)	(1,315,172)	(1,576,016)	(1,329,818)
International card	(284,453)	(255,145)	(252,691)	(249,332)	(193,360)
Commercial banking	(443,947)	(87,115)	(17,114)	(5,197)	—
Consumer banking	(1,356,937)	(1,395,552)	(964,642)	(93,134)	(324,761)
Other	(207,010)	(168,931)	(30,600)	(8,774)	(17,897)

Total charge-offs	$(5,342,023)	(4,151,231)	(2,580,219)	(1,932,453)	(1,865,836)

Principal recoveries:
Domestic card	446,822	424,979	392,544	449,728	342,031
International card	51,825	65,041	71,869	68,280	43,560
Commercial Banking	10,041	3,868	3,896	477	—
Consumer loans	263,161	178,190	151,355	27,243	60,119
Other	2,540	982	14	1,576	2,641

Total principal recoveries	774,389	673,060	619,678	547,304	448,351

Net charge-offs(1)	(4,567,634)	(3,478,171)	(1,960,541)	(1,385,149)	(1,417,485)

Balance at end of year	$4,127,395	$4,523,960	$2,963,000	$2,180,000	$1,790,000

Allowance for loan and lease losses to loans held for investment at end of year	4.55%	4.48%	2.91%	2.26%	2.99%

Allowance for loan and lease losses by geographic distribution:
Domestic	$3,928,476	$4,330,864	$2,754,065	$1,949,864	$1,639,277
International	198,919	193,096	208,935	230,136	150,723

Allowance for loan and lease losses by loan category:
Domestic card	$1,926,724	$2,543,855	$1,428,703	$1,064,723	$1,023,437
International card	198,919	193,096	208,935	230,136	150,723
Commercial banking	785,598	300,620	153,419	32,000	—
Consumer banking	1,076,538	1,314,400	1,005,267	630,950	401,647
Other(2)	139,616	171,989	166,676	222,191	214,193

Allowance for loan and lease losses	$4,127,395	$4,523,960	$2,963,000	$2,180,000	$1,790,000

(1)	Does not include charge-offs of $22.3 million and $29.2 million in 2006 and 2005, respectively, relating to certain loans which were segregated into pools apart from the remaining portfolio and accounted for under ASC 310-10/SOP 03-3.
(2)	Includes Hibernia and North Fork Bank acquisition results for 2005 and 2006, respectively, which were allocated to the appropriate segments in subsequent years.
(3)	Reflects the appropriate allocation among segments related to Hibernia and North Fork Bank acquisition results in 2006 and 2007, respectively.
(4)	The loans acquired in the Chevy Chase Bank acquisition are accounted for under ASC 310-10/SOP 03-3. Accordingly no allowance was recorded at acquisition. See “Note 3 – Loans Acquired in a Transfer” for further details.

Table I – Acquired Loan Reconciliation

Table I provides a reconciliation for impacts on certain metrics excluding the Chevy Chase Bank acquired loans.

	Year Ended December 31, 2009
(Dollars in thousands)	CCB Acquired Loans(1)	Other Loans	Total
Year-end Balances:
Domestic credit card	$—	$60,299,827	$60,299,827
International credit card	—	8,223,835	8,223,835

Total Credit Card	$—	$68,523,662	$68,523,662
Commercial and Multi-Family Real Estate	380,055	13,463,103	13,843,158
Middle Market	315,488	9,746,331	10,061,819
Specialty lending	—	3,554,563	3,554,563

Total Commercial Lending	$695,543	$26,763,997	$27,459,540

Small ticket commercial real estate	—	2,153,510	2,153,510

Total Commercial Banking	$695,543	$28,917,507	$29,613,050
Automobile	—	18,186,064	18,186,064
Mortgage	6,287,838	8,605,349	14,893,187
Retail Banking	267,094	4,868,148	5,135,242

Total Consumer Banking	$6,554,932	$31,659,561	$38,214,493
Other loans	—	451,697	451,697

Total Company (Managed)	$7,250,475	$129,552,427	$136,802,902
Total Company (Reported)	$7,250,475	$83,368,524	$90,618,999
Average Balances:
Domestic credit card	$—	$64,670,269	$64,670,269
International credit card	—	8,405,250	8,405,250

Total Credit Card	$—	$73,075,519	$73,075,519
Commercial and Multi-Family Real Estate	424,254	13,433,268	13,857,522
Middle Market	438,064	9,660,390	10,098,454
Specialty lending	—	3,566,693	3,566,693

Total Commercial Lending	$862,318	$26,660,351	$27,522,669
Small ticket commercial real estate	—	2,491,123	2,491,123

Total Commercial Banking	$862,318	$29,151,474	$30,013,792
Automobile	—	19,950,123	19,950,123
Mortgage	6,845,444	7,588,837	14,434,281
Retail Banking	288,878	5,200,763	5,489,641

Total Consumer Banking	$7,134,322	$32,739,723	$39,874,045
Other loans	—	551,060	551,060

Total Company (Managed)	$7,996,640	$135,517,776	$143,514,416
Total Company (Reported)	$7,996,640	$91,790,645	$99,787,285
Net charge-off rate:
Commercial and Multi-Family Real Estate		1.54%	1.49%
Middle Market		0.52%	0.49%

Total Commercial Lending		1.13%	1.10%

Total Commercial Banking		1.49%	1.45%
Mortgage		1.10%	0.58%
Retail Banking		2.67%	2.53%

Total Consumer Banking		3.34%	2.74%

Total Company (Managed)		6.21%	5.87%
Total Company (Reported)		4.98%	4.58%
30 + day performing delinquency rate:
Mortgage		2.18%	1.26%
Retail Banking		1.30%	1.23%

Total Consumer Banking		6.56%	5.43%

Total Company (Managed)		4.99%	4.73%
Total Company (Reported)		4.49%	4.13%
Non performing loans as a percentage of loans held for investment:
Commercial and Multi-Family Real Estate		3.18%	3.10%
Middle Market		1.07%	1.04%

Total Commercial Lending		2.27%	2.21%

Total Commercial Banking		2.43%	2.37%
Mortgage		3.75%	2.17%
Retail Banking		1.78%	1.69%

Total Consumer Banking		1.75%	1.45%

	Year Ended December 31, 2009
(Dollars in thousands)	CCB Acquired Loans(1)	Other Loans	Total
Total Company (Managed)		0.99%	0.94%
Total Company (Reported)		1.55%	1.42%
Non performing assets rate:
Commercial and Multi-Family Real Estate		3.54%	3.45%
Middle Market		1.13%	1.09%

Total Commercial Lending		2.50%	2.43%

Total Commercial Banking		2.72%	2.61%
Mortgage		5.27%	3.07%
Retail Banking		2.23%	2.11%

Total Consumer Banking		2.32%	1.92%

Total Company (Managed)		1.19%	1.13%
Total Company (Reported)		1.86%	1.70%

(1)	The loans acquired in the Chevy Chase Bank acquisition are performing as expected when acquired. Accordingly all loans are considered performing and charge offs have been applied against the credit mark in accordance with ASC 805-10/SFAS 141(R).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management.”

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

December 31 (In Thousands, Except Share and Per Share Data)	2009	2008
Assets:
Cash and due from banks	$3,100,110	$2,047,839
Federal funds sold and resale agreements	541,570	636,752
Interest bearing deposits at other banks	5,042,944	4,806,752

Cash and cash equivalents	8,684,624	7,491,343
Securities available for sale	38,829,562	31,003,271
Securities held to maturity	80,577	—
Loans held for sale	268,307	68,462
Loans held for investment	90,618,999	101,017,771
Less: Allowance for loan and lease losses	(4,127,395)	(4,523,960)

Net loans held for investment	86,491,604	96,493,811
Accounts receivable from securitizations	7,629,597	6,342,754
Premises and equipment, net	2,735,623	2,313,106
Interest receivable	936,146	827,909
Goodwill	13,596,368	11,964,487
Other	10,393,955	9,408,309

Total assets	$169,646,363	$165,913,452

Liabilities:
Non-interest bearing deposits	$13,438,659	$11,293,852
Interest bearing deposits	102,370,437	97,326,937

Total deposits	115,809,096	108,620,789
Senior and subordinated notes	9,045,470	8,308,843
Other borrowings	11,968,461	14,869,648
Interest payable	509,105	676,398
Other	5,724,821	6,825,341

Total liabilities	143,056,953	139,301,019

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares; zero and 3,555,199 issued or outstanding as of December 31, 2009 and 2008, respectively	—	3,096,466
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 502,394,396 and 438,434,235 issued as of December 31, 2009 and 2008, respectively	5,024	4,384
Paid-in capital, net	18,954,823	17,278,102
Retained earnings	10,727,368	10,621,164
Accumulated other comprehensive income (loss)	82,654	(1,221,796)
Less: Treasury stock, at cost; 47,224,200 and 46,637,241 shares as of December 31, 2009 and 2008, respectively	(3,180,459)	(3,165,887)

Total stockholders’ equity	26,589,410	26,612,433

Total liabilities and stockholders’ equity	$169,646,363	$165,913,452

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In Thousands, Except Per Share Data)	2009	2008	2007
Interest Income:
Loans held for investment, including past-due fees	$8,757,066	$9,460,378	$9,500,128
Investment Securities	1,610,210	1,224,012	950,972
Other	297,309	427,609	627,056

Total interest income	10,664,585	11,111,999	11,078,156

Interest Expense:
Deposits	2,093,019	2,512,040	2,906,351
Senior and subordinated notes	260,282	444,854	577,128
Other borrowings	614,169	1,006,390	1,064,832

Total interest expense	2,967,470	3,963,284	4,548,311

Net interest income	7,697,115	7,148,715	6,529,845
Provision for loan and lease losses	4,230,111	5,101,040	2,636,502

Net interest income after provision for loan and lease losses	3,467,004	2,047,675	3,893,343

Non-Interest Income:
Servicing and securitizations	2,279,826	3,384,468	4,840,677
Service charges and other customer-related fees	1,997,013	2,232,363	2,057,854
Mortgage servicing and other	14,729	105,038	166,776
Interchange	501,798	562,117	500,484
Net impairment losses recognized in earnings(1)	(31,951)	(10,916)	—
Other	524,737	470,901	488,432

Total non-interest income	5,286,152	6,743,971	8,054,223

Non-Interest Expense:
Salaries and associate benefits	2,477,655	2,335,737	2,592,534
Marketing	588,338	1,118,208	1,347,836
Communications and data processing	740,543	755,989	758,820
Supplies and equipment	499,582	519,687	531,238
Occupancy	450,871	377,192	322,510
Restructuring expense	119,395	134,464	138,237
Goodwill impairment	—	810,876	—
Other	2,540,670	2,157,874	2,386,835

Total non-interest expense	7,417,054	8,210,027	8,078,010

Income from continuing operations before income taxes	1,336,102	581,619	3,869,556
Income tax provision	349,485	497,102	1,277,837

Income from continuing operations, net of tax	986,617	84,517	2,591,719
Loss from discontinued operations, net of tax	(102,836)	(130,515)	(1,021,387)

Net income (loss)	$883,781	$(45,998)	$1,570,332

Net income (loss) available to common shareholders	$319,873	$(78,721)	$1,570,332

Basic earnings per common share
Income from continuing operations	$0.99	$0.14	$6.64
Loss from discontinued operations	(0.24)	(0.35)	(2.62)

Net income (loss)	$0.75	$(0.21)	$4.02

Diluted earnings per common share
Income from continuing operations	$0.98	$0.14	$6.55
Loss from discontinued operations	(0.24)	(0.35)	(2.58)

Net income (loss)	$0.74	$(0.21)	$3.97

Dividends paid per common share	$0.53	$1.50	$0.11

(1)	For the year ended December 31, 2009, 2008 and 2007, the Company recorded other-than-temporary impairment losses of $32.0 million, $10.9 million, and zero, respectively. Additional unrealized losses of $181.3 million and zero, respectively, on these securities was recognized in other comprehensive income as a component of stockholders’ equity at December 31, 2009 and 2008.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2006	412,219,973	$4,122	—	$15,333,137	$9,760,184	$266,180	$(128,417)	$25,235,206
Cumulative effect from adoption of ASC 740-10/FIN 48	—	—	—	—	(29,702)	—	—	(29,702)
Cumulative effect from adoption of ASC 860-50/FAS 156, net of income taxes of $6,378	—	—	—	—	8,809	—	—	8,809
Comprehensive income:
Net income	—	—	—	—	1,570,332	—	—	1,570,332
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income tax of $25,780	—	—	—	—	—	56,413	—	56,413
Defined benefit plans, net of income taxes of $17,675	—	—	—	—	—	29,407	—	29,407
Foreign currency translation adjustments	—	—	—	—	—	83,499	—	83,499
Unrealized losses on cash flow hedging instruments, net of income tax benefit of $63,804	—	—	—	—	—	(120,251)	—	(120,251)

Other comprehensive income	—	—	—	—	—	49,068	—	49,068

Comprehensive income	—	—	—	—	—	—	—	1,619,400
Cash dividends—$0.11 per share	—	—	—	—	(42,055)	—	—	(42,055)
Purchase of treasury stock	—	—	—	—	—	—	(3,024,969)	(3,024,969)
Issuances of common stock and restricted stock, net of forfeitures	1,916,402	20	—	37,182	—	—	—	37,202
Exercise of stock options and tax benefits of exercises and restricted stock vesting	5,225,783	51	—	301,921	—	—	—	301,972
Compensation expense for restricted stock awards and stock options	—	—	—	192,422	—	—	—	192,422
Issuance of common stock for acquisition	(137,258)	(1)	—	(10,463)	—	—	—	(10,464)
Allocation of ESOP shares	—	—	—	6,291	—	—	—	6,291

Balance, December 31, 2007	419,224,900	$4,192	$—	$15,860,490	$11,267,568	$315,248	$(3,153,386)	$24,294,112
Adjustment to initially apply the measurement date provisions for post retirement benefits of ASC 715-20/FAS 158 of the Codification, net of income tax benefit of $317	—	—	—	—	572	(1,161)	—	(589)
Comprehensive income:
Net income (loss)	—	—	—	—	(45,998)	—	—	(45,998)
Other comprehensive income (loss), net of income tax:
Unrealized losses on securities, net of income tax benefit of $421,011	—	—	—	—	—	(805,367)	—	(805,367)
Defined benefit pension plans, net of net income tax benefit of $54,907	—	—	—	—	—	(75,432)	—	(75,432)
Foreign currency translation adjustments	—	—	—	—	—	(602,908)	—	(602,908)
Unrealized losses in cash flow hedging instruments, net of income taxes of $28,095	—	—	—	—	—	(52,176)	—	(52,176)

Other comprehensive income (loss)	—	—	—	—	—	(1,535,883)	—	(1,535,883)

Comprehensive income (loss)								(1,581,881)
Cash dividends-Common stock $1.50 per share	—	—	—	—	(568,255)	—	—	(568,255)
Cash dividends-Preferred stock 5% per annum	—	—	22,714	—	(22,714)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(12,501)	(12,501)
Issuances of common stock and restricted stock, net of forfeitures	17,290,281	173	—	767,166	—	—	—	767,339
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,919,054	19	—	59,264	—	—	—	59,283
Issuance of preferred stock and warrant	—	—	3,063,743	491,456	—	—	—	3,555,199

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Accretion of preferred stock discount	—	—	10,009	—	(10,009)	—		—	—
Compensation expense for restricted stock awards and stock options	—	—	—	95,048	—	—		—	95,048
Allocation of ESOP shares	—	—	—	4,678	—	—		—	4,678

Balance, December 31, 2008	438,434,235	$4,384	$3,096,466	$17,278,102	$10,621,164	$(1,221,796)		$(3,165,887)	$26,612,433
Comprehensive income:
Net income (loss)	—	—	—	—	883,781	—		—	883,781
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income tax of $520,302	—	—	—	—	—	995,715	(1)	—	995,715
Defined benefit pension plans, net of income taxes of $7,307	—	—	—	—	—	13,289		—	13,289
Foreign currency translation adjustments	—	—	—	—	—	201,252		—	201,252
Unrealized gains in cash flow hedging instruments, net of income taxes of $60,904	—	—	—	—	—	94,194		—	94,194

Other comprehensive income (loss)	—	—	—	—	—	1,304,450		—	1,304,450

Comprehensive income (loss)									2,188,231
Cash dividends-Common stock $.53 per share	—	—	—	—	(213,669)	—		—	(213,669)
Cash dividends-Preferred stock 5% per annum	—	—	(22,714)	—	(82,461)	—		—	(105,175)
Purchase of treasury stock	—	—	—	—	—	—		(14,572)	(14,572)
Issuances of common stock and restricted stock, net of forfeitures	61,041,008	610	—	1,535,520	—	—		—	1,536,130
Exercise of stock options and tax benefits of exercises and restricted stock vesting	358,552	4	—	(6,885)	—	—		—	(6,881)
Accretion of preferred stock discount	—	—	33,554	—	(33,554)	—		—	—
Redemption of preferred stock	—	—	(3,107,306)	—	(447,893)	—		—	(3,555,199)
Compensation expense for restricted stock awards and stock options	—	—	—	116,023	—	—		—	116,023
Issuance of common stock for acquisition	2,560,601	26	—	30,830	—	—		—	30,856
Allocation of ESOP shares	—	—	—	1,233	—	—		—	1,233

Balance, December 31, 2009	502,394,396	$5,024	$—	$18,954,823	$10,727,368	$82,654		$(3,180,459)	$26,589,410

(1)	Unrealized losses not related to credit on other-than-temporarily impaired securities of $116.8 million (net of income tax of $64.5 million) was reported in other comprehensive income as of December 31, 2009. The credit-related impairment of $31.6 million on these securities is recorded in the Consolidated Statements of Income for the year ended December 31, 2009.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In Thousands)	2009	2008	2007
Operating Activities:
Income from continuing operations, net of tax	$986,617	$84,517	$2,591,719
Loss from discontinued operations, net of tax	(102,836)	(130,515)	(1,021,387)

Net income (loss)	883,781	(45,998)	1,570,332
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	4,230,111	5,101,040	2,636,502
Depreciation and amortization, net	682,603	691,430	678,757
Net gains on sales of securities available for sale	(218,355)	(12,791)	(69,976)
Goodwill impairment	—	810,876	—
Gains on sales of auto loans	—	(2,428)	(10,960)
Gains on extinguishment/repurchase of debt/senior notes	—	(53,860)	(17,444)
Loans held for sale:
Transfers in and originations	(1,194,239)	(1,949,263)	(404,831)
(Gains) losses on sales	399	(31,016)	(87,521)
Proceeds from sales	1,228,468	2,211,225	6,171,912
Stock plan compensation expense	145,831	111,646	229,228
Changes in assets and liabilities, net of effects from purchase of companies acquired:
(Increase) decrease in interest receivable	(108,237)	11,408	(35,017)
(Increase) in accounts receivable from securitizations	(1,286,843)	(1,624,875)	(130,439)
(Increase) decrease in other assets	572,820	(3,107,565)	(2,257,798)
Increase (decrease) in interest payable	(167,293)	44,789	56,846
Increase (decrease) in other liabilities	(1,955,446)	1,201,973	1,277,833
Net cash provided by (used in) operating activities attributable to discontinued operations	(16,653)	126,384	3,293,456

Net cash provided by operating activities	2,796,947	3,482,975	12,900,880

Investing Activities:
Purchases of securities available for sale	(27,827,065)	(21,697,629)	(12,717,204)
Proceeds from maturities of securities available for sale	9,540,958	6,676,800	6,026,680
Proceeds from sales of securities available for sale	13,410,010	2,627,973	2,307,825
Proceeds from securitizations of loans	12,068,309	10,046,699	12,641,050
Net (increase) decrease in loans held for investment	1,932,677	(13,588,497)	(18,895,193)
Principal recoveries of loans previously charged off	774,389	669,938	619,678
Additions of premises and equipment	(231,624)	(356,327)	(437,545)
Net cash acquired from (paid for) acquisitions	778,166	—	(10,464)
Net cash provided by investing activities attributable to discontinued operations	602	11,642	—

Net cash provided by (used in) investing activities	10,446,422	(15,609,401)	(10,465,173)

Financing Activities:
Net increase (decrease) in deposits	(6,368,332)	25,859,613	(3,009,716)
Net increase (decrease) in other borrowings	(5,911,914)	(11,930,014)	6,853,338
Maturities of senior notes	(1,447,365)	(1,802,395)	(462,500)
Repurchases of senior notes	—	(1,120,724)	(150,000)
Redemptions of acquired company debt and noncontrolling interest	(464,915)	—	—
Issuance of senior and subordinated notes and junior subordinated debentures	4,500,000	—	1,495,740
Purchases of treasury stock	(14,572)	(12,501)	(3,024,969)
Dividends paid-common stock	(213,669)	(568,255)	(42,055)
Dividends paid-preferred stock	(105,175)	—	—
Net proceeds from issuances of common stock	1,537,363	772,017	43,493
Net (payments)/proceeds from issuance/(redemption) of preferred stock and warrants	(3,555,199)	3,555,199	—
Proceeds from share based payment activities	(6,881)	59,283	301,911
Net cash provided by (used in) financing activities attributable to discontinued operations	571	(15,863)	(4,280,036)

Net cash provided by (used in) financing activities	(12,050,088)	14,796,360	(2,274,794)

Increase in cash and cash equivalents	1,193,281	2,669,934	160,913
Cash and cash equivalents at beginning of year	7,491,343	4,821,409	4,660,496

Cash and cash equivalents at end of year	$8,684,624	$7,491,343	$4,821,409

See Notes to Consolidated Financial Statements.

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

On February 27, 2009, the Corporation acquired Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) for $475.9 million comprised of cash of $445.0 million and 2.56 million shares of common stock valued at $30.9 million. Chevy Chase Bank has the largest retail branch presence in the Washington D.C. region. See “Note 2- Acquisition of Chevy Chase Bank” for more information regarding the acquisition. Final goodwill of $1.6 billion was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created through the scale, operational and product enhancement benefits that will result from combining the operations of the two companies. On July 30, 2009, the Company merged Chevy Chase Bank with and into CONA.

During the third quarter of 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations is evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Segment results where presented have been recast for all periods presented. The three segments consist of the following:

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

The segment reorganization includes the allocation of Chevy Chase Bank to the appropriate segments. Chevy Chase Bank’s operations are included in the Commercial Banking and Consumer Banking segments beginning in the second quarter 2009 but remained in Other for the first quarter due to the short duration since acquisition. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative and to the Chevy Chase Bank acquisition. See “Note 5- Segments” for additional detail.

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

The Consolidated Financial Statements include the accounts of the Company in which it has a controlling financial interest. Investments in unconsolidated entities where we have the ability to exercise significant influence over the operations of the investee are accounted for using the equity method of accounting. This includes interests in variable interest entities (“VIEs”) where we are not the primary beneficiary. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and our share of income or loss is recorded in other non-interest income. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts related to the segment reorganization have been reclassified to conform to the 2009 presentation. All amounts in the following notes, excluding per share data, are presented in thousands unless noted otherwise.

During the second quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105-10-65/SFAS 168”). This standard establishes the Accounting Standards Codification for the FASB (“Codification” or “ASC”) as the single source of authoritative U.S. GAAP. The Codification does not change U.S. GAAP, but rather how the guidance is organized and presented to users. Effective July 1, 2009, changes to the source of authoritative U.S. GAAP are communicated through an Accounting Standards Update (“ASU”). ASUs will be published for all authoritative U.S. GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB Codification (e.g., FASB Statements, EITF Abstracts, FASB Staff Positions, etc.). ASUs also will be issued for amendments to the SEC content in the FASB Codification as well as for editorial changes. Subsequently, the Codification will require companies to change how they reference U.S. GAAP throughout the financial statements. The Company adopted the Codification in 2009 and has provided the pre-Codification references along with the related ASC references to allow readers an opportunity to see the impact of the Codification on our financial statements and disclosures.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, An Amendment of FASB Statement No. 140 (“SFAS 166”) and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which provided amendments to various parts of FAS 166 and 167. See “Recent Accounting Pronouncements” within “Note 1- Significant Accounting Policies” for expected financial statement impact and See “Note 20- Securitizations” for further information about the accounting for securitized loans.

QSPEs are passive entities that are commonly used in mortgage, credit card, auto and installment loan securitization transactions. ASC 860-10/SFAS 140 establishes the criteria an entity must satisfy to be a QSPE which includes restrictions on the types of assets a QSPE may hold, limits on repurchase of assets, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise to collect receivables. SPEs that meet the criteria for QSPE status are not required to be consolidated. The Company uses the QSPE model to conduct off-balance sheet securitization activities. See “Note 20- Securitizations” for more information on the Company’s off-balance sheet securitization activities.

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

The Company, in the ordinary course of business, has involvement with or retains interests in VIEs in connection with some of its securitization activities, servicing activities and the purchase or sale of mortgage-backed and other asset-backed securities in connection with its investment portfolio. The Company also makes loans to VIEs that hold debt, equity, real estate or other assets. In certain instances, the Company provides guarantees to VIEs or holders of variable interests in VIEs. The adoption of ASC 810/SFAS 167 could have an impact on the Company’s consolidated financial statements because the Corporation expects it will consolidate certain VIE’s as a result of applying the qualitative considerations called for in ASC810/SFAS 167 versus the quantitative requirements under FIN 46(R). We are currently assessing the impact of ASC 810/SFAS 167 on our VIE structures at this time. See “Note 15- Mortgage Servicing Rights”, “Note 20- Securitizations”, “Note 21- Commitments, Contingencies and Guarantees”, and “Note 22- Other Variable Interest Entities” for more detail on the Company’s involvement and exposure related to non-consolidated VIEs.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, An Amendment of FASB Statement No. 140 (“SFAS 166”) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends certain provisions of SFAS 166 and 167.

ASU 2009-16 (Topic 860/SFAS 166) removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“ASC 810-10/FIN 46(R)”), to QSPE. ASU 2009-17 (ASC 810/SFAS 167) eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Under ASU 2009-17 the primary beneficiary would be the entity that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. ASU 2009-16 (Topic 860/SFAS 166) and ASU 2009-17 (ASC 810/SFAS 167) are effective for the Company’s annual reporting period beginning January 1, 2010.

Using a qualitative assessment and considering the elimination of the QSPE exemption, the Company will be required to consolidate certain securitization trusts, which are currently treated as off-balance sheet securitizations and the transfers to which were previously used in the transfer of loans which were accounted for as sales. Effective January 1, 2010, the Company expects to record a $47.6 billion increase in loan receivables, a $4.3 billion increase in allowance for loan and lease losses related to the newly consolidated loans, a $44.9 billion increase in liabilities and a $3.0 billion reduction in stockholders’ equity. The table below represents the pro-forma financial impacts had the Company adopted the new standards as of December 31, 2009.

(Dollars in millions)	As of December 31, 2009	Estimated Impact of ASU 2009-17	Pro-forma As of January 1, 2010
Assets:
Cash and cash equivalents	$8,685	$3,954	$12,639
Loans held for investment	90,619	47,566	138,185
Less: Allowance for loan and lease losses	(4,127)	(4,264)	(8,391)

Net loans held for investment	86,492	43,302	129,794
Accounts receivable from securitizations	7,629	(7,463)	166
Other	66,840	2,055	68,895

Total assets	$169,646	$41,848	$211,494

Liabilities:
Securitization liability	$3,953	$44,346	$48,299
Other liabilities	139,104	525	139,629

Total liabilities	143,057	44,871	187,928

Stockholders’ Equity:	26,589	(3,023)	23,566

Total liabilities and stockholders’ equity	$169,646	$41,848	$211,494

The following provides more detail of the estimated pro-forma financial impacts of adoption:

•

Consolidation of $46.8 billion in securitized loan receivables and $44.3 billion in related debt securities issued from the trusts to third party investors. Included in the total loan receivables is $1.6 billion of mortgage loan securitizations related to the Chevy Chase Bank acquisition which are not included in our managed financial statements. Also included in total loan receivables are $2.6 billion of retained interests, currently classified as accounts receivable from securitizations.

•	Reclassification of $0.8 billion of net finance charge and fee receivables from accounts receivable from securitizations to loans held for investment.

•

Recording a $4.3 billion allowance for loan and lease losses which was not previously required under U.S. GAAP, for the newly consolidated loan receivables. Previously, the losses inherent in the off-balance sheet loans were captured as a reduction in the valuation of residual securitization interests.

•	Recording derivative assets of $0.3 billion and derivative liabilities of $0.5 billion, representing the fair value of interest rate swaps and foreign currency derivatives entered into by the trusts.

•	Recording net deferred tax assets of $1.5 billion, largely related to establishing an allowance for loan and lease losses on the newly consolidated loan receivables.

After the adoption of ASU 2009-16 (ASC 860/SFAS 166) and ASU 2009-17 (ASC 810/SFAS 167), the Company’s Consolidated Statements of Income will no longer reflect securitization and servicing income related to the loans consolidated, but will instead report interest income, net-charge-offs and certain other income associated with securitized loan receivables and interest expense associated with the debt securities issued from the trusts to third party investors. Amounts will be recorded in the same categories as non-securitized loan receivables and corporate debt. The Company does not anticipate that there will be a material difference between “reported” and “managed” financial statements in the future. Additionally, the Company will treat the consolidated trusts and securitized loans as secured borrowings and will no longer record initial gains on new securitization activity unless the Company achieves sale accounting under ASU 2009-16 (ASC 860/SFAS 166) and achieves deconsolidation under ASU 2009-17 (ASC 810/SFAS 167).

On January 21, 2010, the OCC and the Federal Reserve announced a final rule regarding capital requirements related to the adoption of ASU 2009-16 (ASC 860/SFAS 166) and ASU 2009-17 (ASC 810/SFAS 167). Under the final rule, the Company and its subsidiary banks will be required to hold additional capital in relation to the consolidated assets and any associated creation of loan loss reserves. The rule provides for a phase-in of the capital requirements in the form of an optional two-quarter delay in implementation for regulatory capital ratios, followed by an optional two-quarter partial implementation for regulatory capital ratios. The Company expects to adopt the transition provisions permitted by the final rule.

The Company expects to record a $3.0 billion cumulative effect adjustment in stockholders equity for the adoption of ASU 2009-16 (ASC 860/SFAS 166) and ASU 2009-17 (ASC 810/SFAS 167). The table below summarizes the estimated impact on certain of the Company’s regulatory capital ratios assuming the new standards have been adopted on December 31, 2009:

	Ratio as Reported on December 31, 2009	Pro Forma Ratio	Difference
Tier 1 Capital	13.75%	9.93%	3.82%
Total Capital	17.70%	17.58%	0.12%
Tier 1 Leverage	10.28%	5.84%	4.44%

Effective during 2009

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

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value (“ASU 2009-05”), which provided additional details on calculating the fair value of liabilities. ASU 2009-05 is effective immediately upon being issued. The initial adoption of ASU 2009-05 did not have an impact on the consolidated earnings or financial position of the Company as the Company already uses the prescribed valuation techniques within ASU 2009-05.

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

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“ASC 855-10/SFAS 165”). This Statement establishes general standards of accounting for and disclosing events that occur after the balance sheet date, but prior to the issuance of financial statements. The Statement requires companies to disclose subsequent events as defined within ASC 855-10/SFAS 165 and disclose the date through which subsequent events have been evaluated. The Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855-10/SFAS 165 occurred during the second quarter of 2009 and did not have a material effect on consolidated earnings or financial position of the Company. See “Note 28- Subsequent Events” for additional details.

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

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“ASC 320-10-65/FSP 115-2 and FAS 124-2”), which eliminates the Company’s requirement to assert its intent and ability to hold an investment until its forecasted recovery to avoid recognizing an impairment loss. The FSP requires the Company to recognize an other-than-temporary impairment when the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery. Credit-related impairments are recorded in income while other impairments are recorded in other comprehensive income. ASC 320-10-65/FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320-10-65/FSP 115-2 and FAS 124-2 occurred during the second quarter of 2009. See “Note 6- Securities Available for Sale” for additional detail.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65/FSP 107-1 and APB 28-1”), which will require the Company to include fair value disclosures of financial instruments for each interim and annual period that financial statements are prepared. ASC 825-10-65/FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 825-10-65/FSP 107-1 and APB 28-1 occurred during the second quarter of 2009, and did not have a material effect on the consolidated earnings and financial position of the Company because it only amends the disclosure requirements. See “Note 9- Fair Values of Assets and Liabilities” for additional details.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“ASC 325-40-65/FSP EITF 99-20”). The FSP was issued to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“ASC 320-10/SFAS 115”) and other related guidance. ASC 325-40-65/FSP EITF 99-20 emphasizes that any other-than-temporary impairment resulting from the application of ASC 320-10/SFAS 115 or ASC 325-40-65/FSP EITF 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. ASC 325-40-65/FSP EITF 99-20 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of ASC 325-40-65/FSP EITF 99-20 did not have impact on consolidated earnings or financial position of the Company.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20-65/FSP 132(R)-1”). ASC 715-20-65/FSP 132(R)-1 requires enhanced disclosures about the fair value of the Company’s plan assets in a similar fashion as our disclosures required by ASC 820-10/SFAS 157. The FSP is effective for financial statements issued for reporting periods ending after December 15, 2009. The initial adoption of ASC 715-20-65/FSP 132(R) did not have a material impact on the consolidated earnings and financial position of the Company because it only amends the disclosure requirements. See “Note 14- Retirement Plans” for additional details.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10-65/FSP EITF 03-6-1”) The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (“ASC 260-10/SFAS 128”). The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of ASC 260-10-65/FSP EITF 03-6-1 did not have a material effect on our results of operations or earnings per share.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (“ASC 815-10-65/SFAS 161”). This Statement changes the disclosure requirements for derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10-65/SFAS 161 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of ASC 815-10-65/SFAS 161 did not have an impact on the consolidated earnings or financial position of the Company because it only amends the disclosure requirements for derivatives and hedged items. See “Note 19- Derivative Instruments and Hedging Activities” for derivatives disclosures under ASC 815-10-65/SFAS 161.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks, all of which, if applicable, have stated maturities of three months or less when acquired. Cash paid for interest for the years ended December 31, 2009, 2008 and 2007 was $3.1 billion, $4.0 billion, and $4.5 billion, respectively. Cash paid for income taxes for the years ended December 31, 2009, 2008 and 2007 was $0.4 billion, $1.2 billion and $1.5 billion, respectively.

Securities Available for Sale

The Company considers debt securities in its investment portfolio as available for sale. These securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. The fair values of securities is based on quoted market prices, or if quoted market prices are not available, then the fair value is estimated using the quoted market prices for similar securities, pricing models or discounted cash flow, using observable market data where available. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on sales of securities are determined using the specific identification method. The Company evaluates its unrealized loss positions for impairment in accordance with ASC 320-10/SFAS 115. The Company also considers any intent to sell a security in an unrealized loss position and the likelihood it will be required to sell a security before its anticipated recovery. As such, when there is other-than-temporary impairment and the Company does not intend to sell and will more likely that not be required to sell the security, the Company will recognize credit-related impairments in earnings while non credit-related impairments are recorded in other comprehensive income. See “Note 6- Securities Available for Sale” for additional details.

Securities Held to Maturity

In connection with the acquisition of Chevy Chase Bank, certain investments are carried as held to maturity which is consistent with their designation at the time of acquisition. These securities are stated at amortized cost and assessed for impairment in accordance with ASC320-10/SFAS 115. If impaired and we intend to sell the security or will more likely than not be required to sell the security before the recovery of its amortized cost less the current period credit loss, the other-than-temporary impairment would be recognized in earnings. Otherwise it will be accounted for as described in the preceding Securities Available for Sale.

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

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. The fair value of loans held for sale is impacted by changes in market interest rates. The exposure to changes in market interest rates is hedged primarily by selling forward contracts on agency securities. These derivative instruments are considered non-trading derivatives, that do not qualify for hedge accounting and are recorded on the balance sheet at fair value with changes in fair value being recorded in current period earnings and reflected in mortgage banking operations. Also, changes in the fair value of loans held for sale are recorded as an adjustment to the loans’ carrying basis through mortgage banking operations income in current earnings. During 2009, the Company classified $127.5 million of its small ticket commercial real estate portfolio as available for sale and recognized a write-down of $79.5 million.

As of December 31, 2009 and 2008, the balance in loans held for sale was $268.3 million and $68.5 million, respectively.

Loan Securitizations

The Company primarily securitizes credit card loans, auto loans, mortgage loans and installment loans. Securitization currently provides the Company with a significant source of liquidity and favorable regulatory capital treatment for securitizations accounted for as off-balance sheet arrangements. See “Note 20- Securitizations” and “Note 15- Mortgage Servicing Rights” for additional details.

Loan securitization involves the transfer of a pool of loan receivables to a trust or other special purpose entity. The trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of asset backed securities or mortgage backed securities and distributes the proceeds to the Company as consideration for the loans transferred. The Company removes loans from the reported financial statements for securitizations that qualify as sales. Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized in the amount of proceeds received by the Company.

The Company uses QSPEs to conduct off-balance sheet securitization activities and SPEs that are considered VIEs to conduct other securitization activities. See “Note 20 – Securitizations” and “Note 15- Mortgage Servicing Rights” for information regarding our continuing involvement as transferor of assets to QSPEs and VIEs.

Interests in the securitized and sold loans may be retained in the form of subordinated interest-only strips, servicing right, senior tranches, subordinated tranches, cash collateral and spread accounts. The Company may also retain a seller’s interest in the receivables transferred to the trusts which is carried on a historical cost basis and classified as loans held for investment on the Reported Consolidated Balance Sheet.

The gain on sale recorded from off-balance sheet securitizations is recorded based on the estimated fair value of the assets sold and retained and liabilities incurred, and is recorded at the time of sale, net of transaction costs. The related receivable is the interest-only strip, which is based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The interest-only strip, servicing assets, cash collateral and subordinated tranches are subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet loans are not paid when due. As such, the interest-only strip and subordinated retained interests are classified as trading assets with changes in the estimated fair value are recorded in servicing and securitization income. Additionally, the Company may also retain senior tranches in the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. The retained senior tranches are classified as available for sale securities with changes in the estimated fair value are recorded in other comprehensive income.

Gains on securitization transactions and fair value adjustments related to residual interests in non mortgage securitizations are recognized in servicing and securitizations income and amounts due from the trusts are included in accounts receivable from securitizations. Gains and fair value adjustments on mortgage securitizations are recorded in mortgage servicing and other income. As of December 31, 2009 and 2008, accounts receivable from securitization totaled $7.6 billion and $6.3 billion, respectively. These balances consisted of retained residual interests that are recorded at estimated fair value and totaled $4.0 billion and $2.3 billion at December 31, 2009 and 2008, respectively. The remaining balance relates to cash collections held at financial institutions that are expected to be returned to the Company on future distribution dates, and principal collections accumulated for expected maturities of securitization transactions with the subsequent return of loan receivables.

The Company does not typically recognize servicing assets or servicing liabilities for servicing rights retained from credit card, auto loan and installment loan securitizations since the servicing fee approximates adequate compensation to the Company for performing the servicing. However, the Company does record an asset for servicing rights related to our mortgage securitizations. See “Note 15- Mortgage Servicing Rights” for more information about accounting for mortgage servicing rights.

As described above, the Company accounted for loan securitization transactions as sales and accordingly, the transferred loans were removed from the consolidated financial statements as of and for the years ending December 31, 2009, 2008 and 2007. However, beginning January 1, 2010, the Company will consolidate certain securitization trusts pursuant to ASU 2009-17 and the securitization of loan receivables related to these newly consolidated trusts will be accounted for as a secured borrowing rather than as a sale. The retained interests in securitized assets will be eliminated or reclassified, generally as loan receivables, accrued interest receivable or restricted cash, as appropriate. See “Note 1- Significant Accounting Policies” for expected financial statement impact and see “Note 20- Securitizations” and “Note 15- Mortgage Servicing Rights” for further information about the accounting for securitized loans.

Loans Held for Investment

Loans are classified as held for investment where management has the intent and ability to hold them for the foreseeable future or until maturity or payoff. Loans held for investment include consumer and commercial loans. Consumer loans include credit card, installment, auto and mortgage loans. In determining the amount of loans held for investment, management makes judgments about the Company’s ability to fund these loans through means other than securitization, such as investments, deposits and other borrowings. Management assesses whether loans can continue to be held for investment on a quarterly basis by considering capital levels and scheduled maturities of funding instruments used. Credit card loans are reported at their principal amounts outstanding and include uncollected billed interest and fees. Loans acquired with the acquisition of Chevy Chase Bank, are accounted for under ASC 310/SOP 03-3. Loans and debt securities acquired with deteriorated credit quality are recorded at fair value without the carry over of existing valuation allowances. Refer to “Note 2- Acquisition of Chevy Chase Bank” for additional discussion. All other loans are stated at principal amount outstanding, net of unearned income, unamortized deferred fees and costs, on originated loans.

Credit card loan balances that are expected to be securitized in the next three months are accounted for as held for sale. The loans that have been identified as held for sale are carried at the lower of aggregate cost or fair value and an allowance for loan losses is not provided for these loans. Management believes its ability to reasonably forecast the amount of existing credit card loans that should be accounted for as held for sale is limited to three months from the balance sheet date because of the short-term nature of the assets, the revolving nature of the securitization structures and the fact that securitizations that occur beyond three months will involve a significant proportion of credit card loans that have not yet been originated. The Company continues to include these loans in loans held for investment because separate classification in the Reported Consolidated Balance Sheets and related impacts to the Reported Consolidated Statements of Income is considered immaterial to the Company’s financial statements. Cash flows associated with loans that are originated with the intent to hold for investment are classified as investing cash flow, regardless of a subsequent change of intent. Certain mortgage loans associated with the GreenPoint shut down, which were previously categorized as held for sale and marked at the lower of aggregate cost or fair value, were transferred to held for investment at December 31, 2007. Cash flows associated with these loans were included in operating cash flows.

Loans Acquired

Loans acquired in connection with acquisitions are accounted for under ASC 805-10/SFAS 141(R) and Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-10/SOP 03-3”) if at acquisition the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. Under both statements, acquired loans are recorded at fair value and the carry-over of the related allowance for loan and lease losses is prohibited. Determining fair value of the loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. During the evaluation of whether a loan was considered impaired under ASC 310-10/SOP 03-3 or performing under ASC 805-10/SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation or stated income loans, interest only payments, or negative amortization features), the geographic location of the borrower or collateral, the loan-to-value ratio and the risk rating assigned to the loans. Based on these criteria, the Company considered the entire Chevy Chase Bank option arm portfolio to be impaired and accounted for under ASC 310-10/SOP 03-3. Portions of the Chevy Chase Bank commercial loan portfolio, HELOC portfolio and the fixed mortgage portfolio were also considered impaired.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference includes estimated future credit losses expected to be incurred over the life of the loan. Net charge-offs on such loans are applied to the nonaccretable difference recorded at acquisition for the estimated future credit losses. Subsequent decreases to the expected cash flows will require the Company to consider such loans impaired and establish an appropriate allowance for loan loss. If actual cash flows are significantly greater than previously expected or it is probable that there is a significant increase in expected cash flows, then the Company will reduce any remaining allowance established after loan acquisition and adjust the amount of accretable yield through reclassification from the nonaccretable difference. Prospectively, this new balance of accretable yield is recognized in interest income over the remaining life of the loan.

The income recognition method described above is dependent on the Company having a reasonable expectation of the amount and timing of cash flows expected to be collected on the acquired loans. The Company expects to fully collect the new carrying amount of the acquired Chevy Chase Bank loans and believes that it has a reasonable expectation of the amount and timing of cash flows. As such, the Company considers the loans to be performing even if customers are contractually delinquent or the loans had been considered nonperforming or nonaccrual by Chevy Chase Bank. Refer to “Note 3- Loans Acquired in a Transfer” for additional discussion.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, impaired loans, certain restructured loans on which interest rates or terms of repayment have been materially revised, foreclosed and repossessed assets.

Commercial loans, mortgage and auto loans are placed in nonaccrual status at 90 days past due or sooner if, in management’s opinion, there is doubt concerning full collectibility of both principal and interest. All other consumer loans and small business credit card loans are not placed in nonaccrual status prior to charge-off; however management does assess collectibility of finance charge and fees and does not accrue the estimated uncollectible portion of finance charges and fees as income (the “suppression amount”). See “Revenue Recognition” within “Note 1- Significant Accounting Policies” for more information on the calculation of the suppression amount.

At the time a loan is placed on nonaccrual status, interest and fees accrued but not collected are systematically reversed and charged against income. Interest payments received on nonaccrual loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. A loan remains in nonaccrual status until it is current as to principal and interest and the borrower demonstrates the ability to fulfill the contractual obligation.

Upon foreclosure or repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to other assets, net of a valuation allowance for selling costs. We estimate market values primarily based on appraisals when available or quoted market prices on liquid assets. At December 31, 2009 and 2008, the balance of foreclosed assets and repossessed assets were $233.7 million and $89.0 million, respectively, and $24.5 million and $65.6 million, respectively.

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

Commercial and small business loans are considered to be impaired in accordance with the provisions of ASC 310-10/SFAS 114 when it is probable that all amounts due in accordance with the contractual terms will not be collected. Specific allowances are determined in accordance with ASC 310-10/SFAS 114. Impairment is measured based on the present value of the loan’s expected cash flows, the loan’s observable market price or the fair value of the loan’s collateral, if loan is collateral dependent.

For purposes of determining impairment, consumer loans are collectively evaluated as they are considered to be comprised of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment under the provisions of ASC 310-10/SFAS 114.

Troubled debt restructurings (“TDR”) occur when the Company agrees to significantly modify the original terms of a loan due to the deterioration in the financial condition of the borrower. During 2009, the Company modified $279.6 million of loans which are considered TDR’s. The income statement impact for the TDR’s was not material. The Company did not have any material TDR’s in 2008.

As of December 31, 2009 and 2008, the balance in the allowance for loan and lease losses was $4.1 billion and $4.5 billion, respectively. See “Note 7- Loans Held for Investment, Allowance for Loan and Lease Losses and Unfunded Lending Commitments” for additional detail.

Goodwill and Other Intangible Assets

The Company performs annual impairment tests on goodwill and between annual tests if events occur or circumstances change in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“ASC 350-20/SFAS 142”). As of December 31, 2009 and 2008, goodwill of $13.6 billion and $12.0 billion, respectively, was included in the Consolidated Balance Sheet. See “Note 10- Goodwill and Other Intangible Assets” for additional detail. The increase in Goodwill was a result of the Chevy Chase Bank acquisition.

Other intangible assets that have finite useful lives are amortized either on a straight-line or on an accelerated basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. At December 31, 2009 and 2008, net intangible assets included in other assets of $0.9 billion, respectively, consist of core deposit intangibles, trust intangibles, lease intangibles and other intangibles.

Other Assets

Included in other assets are investments in Federal Home Loan Bank (“FHLB”) stock of $264.1 million and $267.5 million and Federal Reserve stock of $778.1 million and $676.1 million as of December 31, 2009 and 2008, respectively. We carry FHLB stock and Federal Reserve stock at cost and assess impairment in accordance with ASC 942-325. No impairment was recognized for 2009 or 2008.

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”) are recognized at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans are retained for a fee. Changes in fair value are recognized in mortgage servicing and other income. The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. The Company uses assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSRs. If actual prepayment experience differs from the anticipated rates used in the Company’s model, this difference could result in a material change in MSR value.

The MSR balance was $239.7 million and $150.5 million which are included within other assets at December 31, 2009 and 2008, respectively. See “Note 15- Mortgage Servicing Rights” and “Note 20- Securitizations” for additional detail. The acquisition of Chevy Chase Bank added $109.5 million as of the acquisition date.

Upon adoption of ASU 2009-16 (ASC 860/SFAS 166) and ASU 2009-17 (ASC 810/SFAS 167), certain mortgage loans that have been securitized and accounted for as a sale will be subject to consolidation and accounted for as a secured borrowing. Accordingly, effective January 1, 2010, mortgage securitization trusts that contain approximately $1.6 billion of mortgage loans and related debt securities issued to third party investors are expected to be consolidated and the retained interests and mortgage servicing rights related to these newly consolidated trusts are expected to be eliminated in consolidation. See “Note 1- Significant Accounting Policies” for expected financial statement impact and see “Note 15- Mortgage Servicing Rights” for further information about the accounting for mortgage servicing rights.

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

As of December 31, 2009, 2008, and 2007, the representation and warranty reserve was $238.4 million, $140.2 million, and $93.4 million which are included within other liabilities, respectively, of which $210.2 million, $122.2 million, and $84.5 million were part of discontinued operations, respectively. For the years ended December 31, 2009, 2008 and 2007, the amount recorded in non-interest expense, for the representation and warranty reserve, were $165.0 million, $121.2 million and $175.2 million, respectively, of which $162.3 million, $103.7 million and $84.5 million were part of discontinued operations, respectively. See “Note 21- Commitments Contingencies and Guarantees” for additional discussion related to GreenPoint representation and warranty claims.

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

As of December 31, 2009 and 2008, the rewards liability was $1.3 billion and $1.4 billion, respectively.

Derivative Instruments and Hedging Activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the Consolidated Balance Sheet and in the operating section of the Statement of Cash Flows as increases or decreases of other assets and other liabilities. The Company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. As of December 31, 2009 and 2008, the Company had recorded $253.5 million and $583.5 million, respectively, for the right to retain cash collateral and $338.3 million and $495.6 million, respectively, for the obligation to return cash collateral under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

The Company also enters into derivative agreements with its customers in order to transfer, modify or reduce their interest rate or foreign exchange risks. As part of this process, the Company considers the customers’ suitability for the risk involved, and the business purpose for the transaction. These derivatives do not qualify for hedge accounting and are considered trading derivatives with changes in fair value recognized in current period earnings. See “Note 19- Derivative Instruments and Hedging Activities” for additional detail.

Revenue Recognition

The Company recognizes earned finance charges, interest income and fee income on loans according to the contractual provisions of the credit arrangements. For credit card loans, when the Company does not expect full payment of finance charges and fees, it does not accrue the estimated uncollectible portion as income (hereafter the “suppression amount”). To calculate the suppression amount, the Company first estimates the uncollectible portion of credit card finance charge and fee receivables using an estimate of future non-principal losses. This formula is consistent with that used to estimate the allowance related to expected principal losses on reported loans. The suppression amount is calculated by adding any current period change in the estimate of the uncollectible portion of finance charge and fee receivables to the amount of finance charges and fees charged-off (net of recoveries) during the period. The Company subtracts the suppression amount from the total finance charges and fees billed during the period to arrive at total reported revenue. The amount of finance charge and fees suppressed were $2.1 billion, $1.9 billion and $1.1 billion for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Annual membership fees and direct loan origination costs specific to credit card loans are deferred and amortized over one year on a straight-line basis. Fees and origination costs and premiums are deferred and amortized over the average life of the related loans using the interest method for auto, mortgage and commercial loan originations. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan. Deferred fees (net of deferred costs) were $148.2 million, $323.9 million and $389.7 million as of December 31, 2009, 2008 and 2007, respectively.

Marketing

The Company expenses marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired. The amount of marketing expense was $0.6 billion, $1.1 billion and $1.3 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

Fraud Losses

The Company experiences fraud losses from the unauthorized use of credit cards, debit cards and customer bank accounts. Additional fraud losses may be incurred when loans are obtained through fraudulent means. Transactions suspected of being fraudulent are charged to non-interest expense after an investigation period. Recoveries related to balances treated as fraud losses are also recognized in non-interest expense. See “Note 17- Other Non-Interest Expense” for total fraud losses.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes (“ASC740-10/SFAS 109”), recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“ASC740-10/FIN 48”) effective January 1, 2007.

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

For the years ended December 31, 2009, 2008, and 2007, the provision for income taxes on continuing operations was $349.5 million, $497.1 million and $1.3 billion, respectively, and as of December 31, 2009 and 2008, the valuation allowance was $108.5 million and $67.7 million, respectively.

Segments

The accounting policies of operating and reportable segments, as defined by the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“ASC 280-10/SFAS 131”) are the same as those described elsewhere in “Note 1- Significant Accounting Policies”. Revenue for all segments is generally derived from external parties. The Commercial and Consumer Banking segment receives funding credits related to deposits. Performance evaluation of and resource allocation to each reportable segment is based on a wide range of indicators to include both historical and forecasted operating results. See “Note 5- Segments” for further discussion of the Company’s operating and reportable segments.

Note 2

Acquisition of Chevy Chase Bank

On February 27, 2009, the Company acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash with a total value of $475.9 million. Under the terms of the stock purchase agreement, Chevy Chase Bank common shareholders received $445.0 million in cash and 2.56 million shares of Capital One common stock. In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net expected principal losses estimated at the time the deal was signed, the Company will share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “earn-out”). The maximum payment under the earn-out is $300.0 million and would occur after December 31, 2013. As of December 31, 2009, the Company has not recognized a liability nor does it expect to make any payments associated with the earn-out based on our expectations for credit losses on the portfolio. Subsequent to the closing of the acquisition all of the outstanding shares of preferred stock of Chevy Chase Bank and the subordinated debt of its wholly-owned REIT (Real Estate Investment Trust) subsidiary, were redeemed. This acquisition improves the Company’s core deposit funding base, increases readily available and committed liquidity, adds additional scale in bank operations, and brings a strong customer base in an attractive banking market. Chevy Chase Bank’s results of operations are included in the Company’s results after the acquisition date of February 27, 2009.

The Chevy Chase Bank acquisition is being accounted for under the acquisition method of accounting following the provisions of ASC 805-10/SFAS No. 141(R). This Statement replaced SFAS 141, Business Combinations, retaining the fundamental requirements in SFAS 141, however broadening the scope by applying to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805-10/SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions, thereby replacing SFAS 141’s cost-allocation process. This Statement also changes the requirements for recognizing acquisition related costs, restructuring costs, and assets acquired and liabilities assumed arising from contingencies.

Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Chevy Chase Bank acquisition date, as summarized in the table below. Initial goodwill of $1.1 billion was calculated as the purchase premium after adjusting for the fair value of net assets acquired. Throughout 2009, the Company continued the analysis of the fair values and purchase price allocation of Chevy Chase Bank’s assets and liabilities which resulting in purchase accounting adjustments and an increase to goodwill of $510.9 million. Goodwill of $1.6 billion represents the value expected from the synergies created through the scale, operational and product enhancement benefits that will result from combining the operations of the two companies. The change was predominantly related to a reduction in the fair value of net loans at the acquisition date. As of December 31, 2009, the Company has completed the analysis and considers purchase accounting to be final and the Company has recast previously presented information as if all adjustments to the purchase price allocation had occurred at the date of acquisition. The fair value of the non-controlling interest was calculated based on the redemption price of the interests, as well as any accrued but unpaid dividends. The shares of preferred stock of Chevy Chase Bank have been redeemed as noted above, and therefore, there is no longer a non-controlling interest.

	Original Allocation	Adjustments	Final Allocation
Costs to acquire Chevy Chase Bank:
Cash consideration paid	$445,000	$—	$445,000
Capital One common stock issued (2,560,601 shares)	30,856	—	30,856
Fair value of contingent consideration	—	—	—
Transfer taxes paid on behalf of Chevy Chase Bank	3,150	—	3,150

Total consideration paid for Chevy Chase Bank	$479,006	$—	$479,006
Fair value of noncontrolling interest	283,900	—	283,900

Fair value of Chevy Chase Bank	$762,906	—	$762,906

Chevy Chase Bank’s net assets at fair value:
Chevy Chase Bank’s stockholders’ equity at February 27, 2009	641,537	—	641,537
Elimination of Chevy Chase Bank’s intangible assets (including goodwill)	(18,383)	—	(18,383)

	Original Allocation	Adjustments	Final Allocation
Adjustments to reflect assets and liabilities acquired at fair value:
Net loans	(1,427,161)	(606,734)	(2,033,895)
Investment securities	(53,306)	2,043	(51,263)
Intangible assets	276,195	2,055	278,250
Other assets	398,029	118,387	516,416
Deposits	(109,861)	—	(109,861)
Borrowings	(12,871)	—	(12,871)
Other liabilities	(45,291)	(26,621)	(71,912)

Less: Adjusted identifiable net liabilities acquired	$(351,112)	$(510,870)	$(861,982)

Total goodwill(1)	$1,114,018	$510,870	$1,624,888

(1)	Goodwill is not expected to be deductible for federal income tax purposes. Goodwill of $844.9 million and $780.0 million, respectively has been allocated to the Commercial and Consumer Banking segments during 2009, along with the operations of Chevy Chase Bank.

The following condensed balance sheet of Chevy Chase Bank discloses the amount assigned to each major asset and liability caption as of February 27, 2009.

	Original Allocation	Adjustments	Final Allocation
Assets:
Cash and cash equivalents	$1,217,837	$—	$1,217,837
Interest-bearing deposits	8,480	—	8,480
Investment securities	1,423,568	2,043	1,425,611
Net loans	9,841,678	(606,734)	9,234,944
Other Intangible assets	44,830	(8,500)	36,330
Core deposit intangibles	231,365	10,555	241,920
Other assets (1)	2,206,552	118,387	2,324,939

Total assets	$14,974,310	$(484,249)	$14,490,061

Liabilities:
Deposits	$13,556,639	$—	$13,556,639
Securities sold under repurchase agreements	806,575	—	806,575
Other borrowings	376,600	—	376,600
Other liabilities	585,608	26,621	612,229

Total liabilities	$15,325,422	$26,621	$15,352,043

Net liabilities acquired	$(351,112)	$(510,870)	$(861,982)

(1)	Included in other assets is $743.1 million of deferred tax assets.

The following table discloses the impact of Chevy Chase Bank since the acquisition on February 27, 2009, through the year ended December 31, 2009. The table also presents what the pro-forma Company results would have been had the acquisition taken place on January 1, 2009 and January 1, 2008. The pro forma financial information includes the impact of purchase accounting adjustments and the amortization of certain intangible assets. The pro-forma does not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions on revenues, reduction of expenses, asset dispositions, or other factors.

	Chevy Chase Bank	Total Company
	Actual for the period from February 27, 2009 to December 31,	Pro-Forma results for the year ended December 31,
	2009	2009	2008
Revenue (1)	$529,355	$13,000,917	$14,706,288
Income (loss) from continuing operations, net of tax	$(34,827)	$927,317	$216,755

(1)	Includes net interest income and non interest income.

Note 3

Loans Acquired in a Transfer

The Company’s acquired loans from the Chevy Chase Bank acquisition are initially recorded at fair value and no separate valuation allowance is recorded at the date of acquisition. The Company is required to review each loan at acquisition to determine if it should be accounted for under ASC 310-10/SOP 03-3 and if so, determines whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on common risk characteristics. The Company has performed its analysis of the loans to be accounted for as impaired under ASC 310-10/SOP 03-3 (“Impaired Loans” in the tables below). For the loans acquired with the Chevy Chase Bank acquisition that are not within the scope of ASC 310-10/SOP 03-3 (“Non-Impaired Loans” in the tables below), the Company followed the income recognition and disclosure guidance in ASC 310-10/SOP 03-3.

During the evaluation of whether a loan was considered impaired under ASC 310-10/SOP 03-3 or performing under ASC 805-10/SFAS 141(R), the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Company considered the entire Chevy Chase Bank option arm, hybrid arm and construction to permanent portfolios to be impaired and accounted for under ASC 310-10/SOP 03-3. Portions of the Chevy Chase Bank commercial, auto, fixed mortgage, home equity, and other consumer loan portfolios were also considered impaired.

The Company makes an estimate of the total cash flows it expects to collect from the pools of loans, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the loans is referred to as accretable yield. Accretable yield is recognized as interest income on a level-yield basis over the life of the loans. The Company also determines the loans’ contractual principal and contractual interest payments. The excess of contractual amounts over the total cash flows expected to be collected from the loans is referred to as nonaccretable difference, which is not accreted into income. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. The Company continues to estimate cash flows expected to be collected over the life of the loans. Subsequent increases in total cash flows expected to be collected are recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the loans. Subsequent decreases in cash flows expected to be collected over the life of the loans are recognized as impairment in the current period through allowance for loan loss.

In conjunction with the Chevy Chase Bank acquisition, the acquired loan portfolio was accounted for under ASC 310-10/SOP 03-3 or ASC 805-10/SFAS 141(R) at fair value and are as follows:

	At Acquisition
(In Thousands)	Impaired Loans	Non-Impaired Loans	Total Loans
Contractually required principal and interest at acquisition	$12,038,971	$3,348,058	$15,387,029
Nonaccretable difference (expected principal losses of $2,207,144 and foregone interest of $1,820,065) (1)	3,851,043	176,166	4,027,209

Cash flows expected to be collected at acquisition	$8,187,928	$3,171,892	$11,359,820
Accretable yield (interest component of expected cash flows)	1,860,697	499,245	2,359,942

Fair value of loans acquired (2)	$6,327,231	$2,672,647	$8,999,878

(1)	Expected principal losses and foregone interest on the impaired loans are $2,053,501 and $1,797,542, respectively. Expected principal losses and foregone interest on the non impaired loans are $153,643 and $22,523, respectively.
(2)	A portion of the acquired loans from Chevy Chase Bank acquisition were held for sale and are not included in these tabular disclosures. These held for sale loans were assigned a fair value of $235.1 million through purchase price allocation.

The carrying amount of these loans is included in the balance sheet amounts of loans held for investment at December 31, 2009 and is as follows:

	Impaired Loans	Non-Impaired Loans	Total Loans
Outstanding Balance	$7,113,749	$2,150,197	$9,263,946
Carrying Amount	$5,255,850	$1,994,625	$7,250,475

	Accretable Yield Activity
	Impaired Loans	Non-Impaired Loans	Total Loans
Balance at January 1, 2009	$—	$—	$—
Additions	1,860,697	499,245	2,359,942
Accretion	(209,604)	(83,587)	(293,191)

Balance at December 31, 2009	$1,651,093	$415,658	$2,066,751

	Expected Principal Losses
	Impaired Loans	Non-Impaired Loans	Total Loans
Balance at January 1, 2009	$—	$—	$—
Additions	2,053,501	153,643	2,207,144
Principal losses	(335,636)	(35,691)	(371,327)

Balance at December 31, 2009	$1,717,865	$117,952	$1,835,817

Note 4

Discontinued Operations

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the Company shut down the mortgage origination operations for GreenPoint of its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”). GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the Company’s results from continuing operations for the year ended December 31, 2009, 2008 and 2007. The Company will have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations for the years ended December 31, 2009, 2008 and 2007 includes an expense of $162.3 million, $103.7 million and $84.5 million, respectively, recorded in non-interest expense, for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation. The expense for representations and warranties is offset by a valuation adjustment for expected returns of spread account funding for certain securitization transactions.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net interest income (loss)	$(2,306)	$6,939	$62,402
Non-interest income	31,675	5,544	140,245
Provision for loan and lease losses	—	—	80,151
Non-interest expense	188,805	214,957	1,358,719
Income tax benefit	(56,600)	(71,959)	(214,836)

Loss from discontinued operations, net of taxes	$(102,836)	$(130,515)	$(1,021,387)

The Company’s mortgage origination operations of its wholesale mortgage banking unit had assets of approximately $23.8 million and $35.0 million as of December 31, 2009 and 2008, respectively, consisting of $19.9 million and $19.3 million, respectively, of mortgage loans held for sale and other related assets. The related liabilities consisted of obligations to fund these assets, and obligations for representations and warranties provided by the Company on loans previously sold to third parties.

Note 5

Segments

During 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations is evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Segment results where presented have been recast for all periods presented. The three segments consist of the following:

•

Credit Card includes the Company’s domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•

Commercial Banking includes the Company’s lending, deposit gathering and treasury management services to commercial real estate and middle market customers. The Commercial Banking segment also includes the financial results of a national portfolio of small ticket commercial real estate loans that are in run-off mode.

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

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with U.S. GAAP. The following tables present information prepared from the Company’s internal management information systems, which is maintained based on managed financial statement view and on a line of business level through allocations from the consolidated financial results.

The following tables present certain information regarding our continuing operations by segment:

	Year Ended December 31, 2009
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed(1)	Securitization Adjustment(1)	Total Reported
Net interest income	$7,542,462	$1,144,388	$3,230,597	$172,048	$12,089,495	$(4,392,380)	$7,697,115
Non-interest income	3,746,789	171,548	755,188	73,247	4,746,772	539,380	5,286,152
Provision for loan and lease losses	6,051,492	983,389	875,649	172,581	8,083,111	(3,853,000)	4,230,111
Restructuring expenses	—	—	—	119,395	119,395	—	119,395
Other non-interest expenses	3,738,230	660,777	2,734,450	164,202	7,297,659	—	7,297,659
Income tax provision (benefit)	521,909	(114,881)	131,490	(189,033)	349,485	—	349,485

Net income (loss) from continuing operations net of tax	$977,620	$(213,349)	$244,196	$(21,850)	$986,617	$—	$986,617

Loans held for investment	$68,523,662	$29,613,050	$38,214,493	$451,697	$136,802,902	$(46,183,903)	$90,618,999

Total deposits	$—	$20,480,297	$74,144,805	$21,183,994	$115,809,096	$—	$115,809,096

	Year Ended December 31, 2008
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed(1)	Securitization Adjustment(1)	Total Reported
Net interest income	$7,463,480	$961,372	$2,987,962	$9,241	$11,422,055	$(4,273,340)	$7,148,715
Non-interest income	4,678,377	144,227	728,705	(133,911)	5,417,398	1,326,573	6,743,971
Provision for loan and lease losses	6,107,961	233,877	1,534,281	171,688	8,047,807	(2,946,767)	5,101,040
Restructuring expenses	—	—	—	134,464	134,464	—	134,464
Goodwill impairment	—	—	810,876	—	810,876	—	810,876
Other non-interest expenses	4,392,968	480,983	2,452,637	(61,901)	7,264,687	—	7,264,687
Income tax provision (benefit)	573,908	136,759	(101,146)	(112,419)	497,102	—	497,102

Net income (loss) from continuing operations net of tax	$1,067,020	$253,980	$(979,981)	$(256,502)	$84,517	$—	$84,517

	Year Ended December 31, 2008
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed(1)	Securitization Adjustment(1)	Total Reported
Loans held for investment	$79,665,223	$29,541,314	$37,196,562	$533,655	$146,936,754	$(45,918,983)	$101,017,771

Total deposits	$—	$16,483,361	$61,763,503	$30,373,925	$108,620,789	$—	$108,620,789

	Year Ended December 31, 2007
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed(1)	Securitization Adjustment(1)	Total Reported
Net interest income	$7,330,367	$931,227	$2,915,693	$(157,537)	$11,019,750	$(4,489,905)	$6,529,845
Non-interest income	4,758,466	127,029	924,872	(44,599)	5,765,768	2,288,455	8,054,223
Provision for loan and lease losses	3,635,567	(27,844)	1,116,143	114,086	4,837,952	(2,201,450)	2,636,502
Restructuring expenses	—	—	—	138,237	138,237	—	138,237
Other non-interest expenses	4,801,636	384,733	2,567,794	185,610	7,939,773	—	7,939,773
Income tax provision (benefit)	1,254,899	244,028	54,699	(275,789)	1,277,837	—	1,277,837

Net income (loss) from continuing operations net of tax	$2,396,731	$457,339	$101,929	$(364,280)	$2,591,719	$—	$2,591,719

Loans held for investment	$81,380,091	$27,047,241	$42,349,296	$585,789	$151,362,417	$(49,557,390)	$101,805,027

Total deposits	$—	$14,876,726	$57,692,006	$10,192,444	$82,761,176	$—	$82,761,176

(1)	Income statement adjustments for the year ended December 31, 2009 reclassify the finance charge of $4.9 billion, past due fees of $0.8 billion, other interest income of $(0.2) billion and interest expense of $1.1 billion; from non –interest income to net interest income. Net charge-offs of $3.9 billion are reclassified from non-interest income to provision for loan losses.

Income statement adjustments for the year ended December 31, 2008 reclassify the finance charge of $5.6 billion, past due fees of $0.9 billion, other interest income of $(0.2) billion and interest expense of $2.1 billion; from non – interest income to net interest income. Net charge-offs of $2.9 billion are reclassified from non-interest income to provision for loan losses.

Income statement adjustments for the year ended December 31, 2007 reclassify the finance charge of $6.3 billion, past due fees of $1.0 billion, other interest income of $(0.2) billion and interest expense of $2.7 billion; from non –interest income to net interest income. Net charge-offs of $2.2 billion are reclassified from non-interest income to provision for loan losses.

Significant Segment Adjustments That Affect Comparability

In 2009, the Company recorded an additional $80.5 million related to the Federal Deposit Insurance Corporation (“FDIC”) special assessment. The amount was allocated to non-interest expense based on each segment’s share of FDIC insured deposits.

During 2009, the Company began a hedge program on brokered CDs, by entering into interest rate swap agreements, designated as fair value hedges, converting a portion of the Company’s brokered CD liabilities from fixed rates to variable rates. As a result, the Company recognized a reduction of $75.0 million in interest expense.

During 2009, the Company sold approximately $8.4B of FNMA, FHLMC, MBS, ABS and CMBS securities with generally shorter expected maturities and purchased $8.3B billion of GNMA securities with generally longer expected maturities for overall asset liability management purposes. In addition, GNMA securities also provide regulatory capital savings over FNMA and FHLMC securities based on their risk weight of zero percent. As a result of these sales, gains of $218.4 million were recognized in non interest income.

During 2008, the Company recognized a goodwill impairment charge of $810.9 million in the Consumer Banking segment.

During 2008, the Company repurchased approximately $1.0 billion of certain senior unsecured debt, recognizing a gain of $52.0 million in non-interest income and reported in the Other category. The Company initiated the repurchases to take advantage of the current market environment and replaced the repurchased debt with lower-rate unsecured funding.

During 2007, the Company completed the sale of its interest in a relationship agreement to develop and market consumer credit products in Spain and recorded a net gain related to this sale of $31.3 million consisting of a $41.6 million increase in non-interest income partially offset by a $10.3 million increase in non-interest expense. This gain was recorded in the Credit Card segment.

During 2007, the Company sold its remaining interest in DealerTrack, a leading provider of on-demand software and data solutions for the automotive retail industry. The sale resulted in a $46.2 million gain, which was recorded in non-interest income and reported in the Consumer Banking segment.

Visa Litigation and IPO

During 2007, the Company recognized a pre-tax charge of $79.8 million for liabilities in connection with the Visa antitrust lawsuit settlement with American Express. Additionally, the Company recorded a legal reserve of $59.1 million for estimated possible damages in connection with other pending Visa litigation, reflecting our share of such potential damages as a Visa member. The 2007 litigation charges were recorded in non-interest expense and held in the Other category. During the first quarter of 2008, Visa completed an initial public offering (“IPO”) of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reversed its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. In addition, the Company recognized a gain of $109.0 million in non-interest income for the redemption of 2.5 million shares related to the Visa IPO. Both items were included in the Other category.

MasterCard Stock Sale

During 2008, the Company recognized a gain of $44.9 million in non-interest income from the conversion and sale of 154,991 shares of MasterCard, Inc. class B common stock, which was recorded in the Other category.

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

Note 6

Securities Available for Sale

Expected maturities aggregated by investment category, gross unrealized gains and gross unrealized losses on securities available-for sale as of December 31, 2009 and 2008, respectively, were as follows:

	Expected Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost Totals
December 31, 2009
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$—	$391,694	$—	$—	$391,694	$12,883	$—	$378,811
Fannie Mae (“FNMA”)	129,320	106,986	—	—	236,306	8,813	—	227,493
Freddie Mac (“FHLMC”)	—	212,656	26,995	—	239,651	12,986	269	226,934
Other GSE and FDIC Debt Guaranteed Program (“DGP”)	—	1,055	—	—	1,055	59	—	996

Total U.S. Treasury and other U.S. government agency obligations	129,320	712,391	26,995	—	868,706	34,741	269	834,234

Collateralized mortgage obligations (“CMO”)
FNMA	33,594	2,419,448	2,084,777	—	4,537,819	92,895	30,079	4,475,003
FHLMC	83,218	1,654,603	816,492	—	2,554,313	75,372	8,210	2,487,151
Ginnie Mae (“GNMA”)	31,488	184,701	990,974	—	1,207,163	4,409	8,914	1,211,668
Non GSE	95,280	1,233,175	3,069	7,209	1,338,733	—	269,587	1,608,320

	Expected Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost Totals
Total CMO	243,580	5,491,927	3,895,312	7,209	9,638,028	172,676	316,790	9,782,142

Mortgage backed securities (“MBS”)
FNMA	20,313	3,209,823	4,368,517	408,256	8,006,909	255,028	25,517	7,777,398
FHLMC	115,672	2,315,066	1,452,050	232,216	4,115,004	140,367	10,956	3,985,593
GNMA	16	73,747	7,662,008	—	7,735,771	70,992	552	7,665,331
Other GSE	—	832	—	—	832	1	4	835
Non GSE	33,926	600,247	191,492	—	825,665	—	184,927	1,010,592

Total MBS	169,927	6,199,715	13,674,067	640,472	20,684,181	466,388	221,956	20,439,749

Asset-backed securities	3,003,399	3,907,901	280,306	—	7,191,606	153,588	5,400	7,043,418
Other	165,905	120,051	16,633	144,452	447,041	12,483	4,708	439,266

Total	$3,712,131	$16,431,985	$17,893,313	$792,133	$38,829,562	$839,876	$549,123	$38,538,809

	Expected Maturity Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost Totals
December 31, 2008
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$40,751	$181,925	$—	$—	$222,676	$21,371	$—	$201,305
FNMA	86,584	245,427	—	—	332,011	15,262	—	316,749
FHLMC	30,097	109,219	—	—	139,316	9,567	821	130,570
Other GSE and FDIC DGP	265,733	650,593	—	—	916,326	16,099	272	900,499

Total U.S. Treasury and other U.S. government agency obligations	423,165	1,187,164	—	—	1,610,329	62,299	1,093	1,549,123

CMO
FNMA	836,826	2,830,452	78,555	—	3,745,833	55,582	21,699	3,711,950
FHLMC	467,790	4,745,804	—	—	5,213,594	79,673	27,851	5,161,772
GNMA	63,168	74,852	—	—	138,020	1,584	224	136,660
Other GSE	—	78,860	—	—	78,860	3,753	—	75,107
Non GSE	167,221	1,750,758	730	7,209	1,925,918	—	604,306	2,530,224

Total CMO	1,535,005	9,480,726	79,285	7,209	11,102,225	140,592	654,080	11,615,713

MBS
FNMA	29,206	7,651,869	18,976	—	7,700,051	93,591	11,600	7,618,060
FHLMC	80,504	4,619,503	1,295	—	4,701,302	54,917	24,056	4,670,441
GNMA	617	486,294	—	—	486,911	14,580	1,120	473,451
Other GSE	—	1,389	—	—	1,389	—	14	1,403
Non GSE	40,118	783,098	—	—	823,216	—	430,936	1,254,152

Total MBS	150,445	13,542,153	20,271	—	13,712,869	163,088	467,726	14,017,507

Asset-backed securities	1,508,087	2,369,443	218,527	—	4,096,057	2,123	339,494	4,433,428
Other	162,975	128,267	44,566	145,983	481,791	5,166	19,235	495,860

Total	$3,779,677	$26,707,753	$362,649	$153,192	$31,003,271	$373,268	$1,481,628	$32,111,631

At December 31, 2009 and 2008, the expected maturities of the Company’s mortgage-backed and asset-backed securities and the contractual maturities of the Company’s other debt securities were used to assign the securities into the above maturity groupings. The Company believes that the use of expected maturities aligns with how the securities will actually perform and provides information regarding liquidity needs and potential impacts on portfolio yields. The maturity distribution based solely on contractual maturities as of December 31, 2009 is as follows: 1 Year or Less—$380.1 million, 1-5 Years—$6,967.4 million, 5-10 Years—$1,727.3 million, and Over 10 Years—$29,754.8 million. The maturity distribution based solely on contractual maturities as of December 31, 2008 is: 1 Year or Less—$268.6 million, 1-5 Years—$4,263.5 million, 5-10 Years—$2,233.2 million, and Over 10 Years—$24,238.0 million. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

The amortized costs of securities aggregated by major investment category as of December 31, 2007 were: Total U.S. Treasury and other U.S. government agency obligations - $1,369.8 million, Total CMO - $8,856.9 million, Total MBS - $7,040.0 million, Asset-backed securities - $1,796.5 million, and Other - $696.1 million.

The following tables show the weighted average yield by investment category for expected maturities as of December 31, 2009 and 2008, respectively.

	Weighted Average Yield Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2009
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	—%	2.37%	—%	—%
FNMA	4.34	4.51	—	—
FHMLC	—	4.63	3.29	—
Other GSE and FDIC DGP	—	5.44	—	—

Total U.S. Treasury and other U.S. government agency obligations	4.34	3.36	3.29	—

CMO
FNMA	4.99	5.13	4.73	—
FHLMC	5.16	5.25	5.35	—
GNMA	4.57	4.37	4.27	—
Non GSE	5.75	5.58	5.13	6.58

Total CMO	5.31	5.26	4.74	6.58

MBS
FNMA	5.34	4.98	4.95	5.12
FHMLC	5.55	4.32	5.26	5.23
GNMA	6.71	6.17	4.86	—
Other GSE	—	3.44	—	—
Non GSE	5.89	5.95	5.99	—

Total MBS	5.40	5.06	4.91	5.18

Asset-backed securities	3.36	4.00	4.87	—
Other	2.71	4.19	4.60	0.56

Total	3.56%	4.74%	4.90%	5.04%

	Weighted Average Yield Schedule
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2008
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	4.04%	4.15%	—%	—%
FNMA	4.68	4.41	—	—
FHLMC	4.00	4.59	—	—
Other GSE and FDIC DGP	4.81	3.13	—	—

Total U.S. Treasury and other U.S. government agency obligations	4.65	3.67	—	—

CMO
FNMA	4.98	5.53	5.50	—
FHLMC	5.23	5.22	—	—
GNMA	4.61	4.89	—	—
Other GSE	—	5.27	—	—
Non GSE	5.72	5.51	6.10	6.58

Total CMO	5.14	5.37	5.51	6.58

MBS
FNMA	4.05	5.31	5.48	—
FHLMC	6.00	4.79	5.89	—
GNMA	7.08	5.65	—	—
Other GSE	—	3.43	—	—
Non GSE	6.30	5.96	—	—

Total MBS	5.76	5.21	5.50	—

Asset-backed securities	4.07	4.72	5.16	—
Other	3.74	4.21	4.75	5.49

Total	4.63%	5.15%	5.20%	5.53%

The available-for-sale portfolio continues to be heavily concentrated in high credit quality assets like government-sponsored enterprise (“GSE”) mortgage-backed securities and AAA rated asset-backed securities. In addition to debt securities held in the investment portfolio, the Company reports certain equity securities related to Community Reinvestment Act (“CRA”) investments as available for sale securities within the Other category above.

At December 31, 2009, the portfolio was 90% rated AAA, 5% rated other investment grade (AA to BBB), and 5% non-investment grade or not rated. At December 31, 2008, the portfolio was 95% rated AAA, 4.8% rated other investment grade (AA to BBB), and 0.2% non-investment grade or not rated.

The following table shows the fair value of investments and amount of unrealized losses segregated by those investments that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2009 and 2008 and, respectively.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
U.S. Treasury and other U.S. government agency obligations
FHMLC	$26,995	$269	$—	$—	$26,995	$269

Total U.S. Treasury and other U.S. government agency obligations	26,995	269	—	—	26,995	269
CMO
FNMA	971,437	25,036	317,058	5,043	1,288,495	30,079
FHLMC	174,575	4,280	369,621	3,930	544,196	8,210
GNMA	1,041,686	8,845	2,833	69	1,044,519	8,914
Non GSE	2,809	326	1,312,949	269,261	1,315,758	269,587

Total CMO	2,190,507	38,487	2,002,461	278,303	4,192,968	316,790

MBS
FNMA	1,928,274	25,476	3,623	41	1,931,897	25,517
FHLMC	391,452	4,550	309,475	6,406	700,927	10,956
GNMA	200,739	305	10,720	247	211,459	552
Other GSE	—	—	798	4	798	4
Non GSE	—	—	810,053	184,927	810,053	184,927

Total MBS	2,520,465	30,331	1,134,669	191,625	3,655,134	221,956

Asset-backed securities	489,415	957	56,208	4,443	545,623	5,400
Other	30,639	101	114,559	4,607	145,198	4,708

Total	$5,258,021	$70,145	$3,307,897	$478,978	$8,565,918	$549,123

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
U.S. Treasury and other U.S. government agency obligations
FHMLC	$—	$—	$30,097	$821	$30,097	$821
Other GSE and DGP	179,728	272	—	—	179,728	272

Total U.S. Treasury and other U.S. government agency obligations	179,728	272	30,097	821	209,825	1,093

CMO
FNMA	266,344	8,125	367,472	13,574	633,816	21,699
FHMLC	307,667	2,445	729,283	25,406	1,036,950	27,851
GNMA	—	—	11,159	224	11,159	224
Non GSE	1,652,139	523,952	265,608	80,354	1,917,747	604,306

Total CMO	2,226,150	534,522	1,373,522	119,558	3,599,672	654,080

MBS
FNMA	982,232	10,782	160,456	818	1,142,688	11,600
FHLMC	721,443	20,671	155,234	3,385	876,677	24,056
GNMA	24,876	957	7,108	163	31,984	1,120
Other GSE	1,389	14	—	—	1,389	14
Non GSE	668,837	349,753	158,870	81,183	827,707	430,936

Total MBS	2,398,777	382,177	481,668	85,549	2,880,445	467,726

Asset-backed securities	2,660,798	194,024	692,928	145,470	3,353,726	339,494
Other	107,126	2,705	120,183	16,530	227,309	19,235

Total	$7,572,579	$1,113,700	$2,698,398	$367,928	$10,270,977	$1,481,628

The Company monitors securities in its available-for-sale investment portfolio for other-than-temporary impairment based on a number of criteria, including the size of the unrealized loss position, the duration for which each security has been in a loss position, credit rating, and current market conditions. For debt securities, the Company also considers any intent to sell the security and the likelihood it will be required to sell the security before its anticipated recovery. The Company continually monitors the ratings of its security holdings and conducts regular reviews of the Company’s credit-sensitive assets to monitor collateral performance by tracking collateral trends and looking for any potential collateral degradation.

Effective for the quarter ended June 30, 2009, when impairment is deemed other-than-temporary, only the amount of total other-than-temporary impairment related to credit is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. Based on the evaluation above, the Company recognized other-than-temporary impairment of $31.6 million related to credit through earnings for the year ended December 31, 2009. For these impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income was $181.3 million (net of income tax was $116.8 million) as of December 31, 2009. Prior to the quarter ended June 30, 2009, when impairment was deemed other-than-temporary, an impairment loss was recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value. As a result, the Company recognized $10.9 million and $0.4 million of other-than-temporary impairment charges through earnings for the year ended December 31, 2008 and for the three months ended March 31, 2009, respectively. See “Note 1- Significant Accounting Policies” for a discussion of the 2009 changes to key assumptions used to measure the credit-related component of securities deemed to be other-than-temporarily impaired.

Cumulative other-than-temporary impairment related to credit losses recognized in earnings for available-for-sale securities is as follows:

OTTI credit losses recognized for AFS debt securities	Beginning balance of OTTI credit losses recognized for securities held at the beginning of the period for which a portion of OTTI was recognized in OCI	Additional increases to the amount related to credit loss for which an OTTI was previously recognized	Additions for the amount related to credit loss for which OTTI was not previously recognized	Reductions for securities sold during the period	Ending balance of the amount related to credit losses held at the end of the period for which a portion of OTTI was recognized in OCI
Year ended December 31, 2009
CMO	$—	$—	$15,159	$—	$15,159
MBS	—	—	15,612	—	15,612
Other-Home equity	—	—	817	—	817

Total	$—	$—	$31,588	$—	$31,588

Collateralized Mortgage Obligations The Company’s portfolio includes investments in GSE collateralized mortgage obligations and prime non-agency collateralized mortgage obligations. The unrealized losses on the Company’s investment in collateralized mortgage obligations were primarily caused by credit spreads and interest rates that are higher than levels existing at the date of purchase. As of December 31, 2009, the majority of the unrealized losses in this category are due to prime non-agency collateralized mortgage obligations, of which 2% are rated AAA, 24% are rated other investment grade and 74% are non-investment grade or not rated. As of December 31, 2008, the majority of the unrealized losses in this category is due to prime non-agency collateralized mortgage obligations, of which 61% are rated AAA, 35% are rated other investment grade and 4% are non-investment grade or not rated. The decline in ratings reflects the continued deterioration in non-agency collateralized mortgage obligations due to the challenging economic environment. While the ratings for this sub-category of CMO declined significantly from 2008 to 2009, these investments represent only 4% and 8% of the Company’s total available-for-sale portfolio at December 31, 2009 and 2008, respectively.

The Company recognized credit-related other-than-temporary impairment of $15.2 million through earnings for the year ended December 31, 2009, for thirteen prime non-agency collateralized mortgage obligations. For these impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income was $96.1 million (net of tax was $61.9 million) as of December 31, 2009. While these securities experienced significant decreases in fair value in the second half of 2008 due to deteriorating credit fundamentals and elevated liquidity premiums, there has been substantial improvement in fair value during 2009 as the market has stabilized and risk premiums have tightened despite interest rates increasing. The credit-related impairment was calculated based on internal forecasts using security specific delinquencies, product specific delinquency roll rates and expected severities, using industry standard third party modeling tools. The significant key assumptions used to measure the credit-related component of securities deemed to be other-than-temporarily impaired in 2009 are as follows: a weighted average credit default rate of 6.76% and a weighted average expected severity of 51%. See “Note 1- Significant Accounting Policies” for a discussion of the 2009 changes to key assumptions used to measure the credit-related component of securities deemed to be other-than-temporarily impaired.

Based on its view of each prime non-agency security’s current credit performance along with the sufficiency of subordination to protect cash flows and the implicit U.S. Government guarantee of FNMA/FHLMC securities and the explicit U.S. Government guarantee of GNMA securities, the Company expects to recover the entire amortized cost basis of its remaining collateralized mortgage obligations. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining collateralized mortgage obligations in unrealized loss positions to be other-than-temporarily impaired at December 31, 2009 and 2008.

Mortgage-Backed Securities The Company’s portfolio includes investments in GSE mortgage-backed securities and prime non-agency mortgage-backed securities. The unrealized losses on the Company’s investment in mortgage-backed securities were primarily caused by credit spreads and interest rates that are higher than levels existing at the date of purchase. As of December 31, 2009 the majority of unrealized losses is due to prime non-agency mortgage-backed securities of which 4% are rated AAA, 7% are rated other investment grade and 89% are non-investment grade or not rated. As of December 31, 2008, the majority of unrealized losses is due to prime non-agency mortgage-backed securities of which 67% are rated AAA, 23% are rated other investment grade and 10% are non-investment grade or not rated. The decline noted in ratings for non-agency mortgage backed securities reflects the continued deterioration the investments were subject to due to the continued economic challenges facing mortgage-related assets. While the ratings for this sub-category of MBS declined significantly from 2008 to 2009, these investments represent only 3% and 4% of the Company’s total available-for-sale portfolio at December 31, 2009 and 2008, respectively.

The Company recognized credit-related other-than-temporary impairment of $15.6 million through earnings for the year ended December 31, 2009, for twelve prime non-agency mortgage-backed securities. For these impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income was $84.7 million (net of tax was $54.6 million) as of December 31, 2009. While these securities experienced significant decreases in fair value in the second half of 2008 due to deteriorating credit fundamentals and elevated liquidity premiums, there has been substantial improvement in fair value during 2009 as the market has stabilized and risk premiums have tightened despite interest rates increasing. The credit-related impairment was calculated based on internal forecasts using security specific delinquencies, product specific delinquency roll rates and expected severities, using industry standard third party modeling tools. The significant key assumptions used to measure the credit-related component of securities deemed to be other-than-temporary impaired as of December 31, 2009, are as follows: a weighted average credit default rate of 8.19% and a weighted average expected severity of 47%. Refer to “Note 1- Significant Accounting Policies” for a discussion of the 2009 changes to key assumptions used to measure the credit-related component of securities deemed to be other-than-temporarily impaired.

Based on its view of each prime non-agency security’s current credit performance, the sufficiency of subordination to protect cash flows, the implicit U.S. Government guarantee of FNMA/FHLMC securities, and the explicit U.S. Government guarantee of GNMA securities, the Company expects to recover the entire amortized cost basis of its remaining mortgage-backed securities. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining mortgage-backed securities in unrealized loss positions to be other-than-temporarily impaired at December 31, 2009 and 2008.

Asset-Backed Securities This category is comprised of investments backed by credit card, auto, floorplan, equipment and student loans; commercial mortgage-backed loans; and minor investments backed by home equity lines of credit. As of December 31, 2009, the portfolio is 84.2% rated AAA and is comprised of 76.3% credit card, 14.0% auto, 6.9% student loans, 1.7% dealer floor securities, 0.8% equipment-backed securities and 0.3% home equity lines of credit,. The unrealized losses on the Company’s investments in asset-backed securities were primarily caused by credit spreads and interest rates that are higher than those at the date of purchase. As of December 31, 2008, the portfolio is 96.0% rated AAA and is comprised of 40.1% credit card, 24.4% CMBS, 23.0% auto, 12.0% student consumer loans, and 0.5% home equity lines of credit.

The Company recognized $0.8 million, in credit-related other-than-temporary impairment through earnings for the year ended December 31, 2009 related to one home equity line of credit security. For this security, the realized loss not related to credit and therefore recognized in other comprehensive income was $0.5 million (net of tax was $0.3 million) as of December 31, 2009. The Company recognized $4.8 million and $0.4 million in other-than-temporary impairment through earnings for the year ended December 31, 2008 and the three months ended March 31, 2009, respectively. Refer to “Note 1- Significant Accounting Policies” for a discussion of the 2009 FSP change to credit-related other-than-temporary impairment disclosures.

Based on its view of each security’s current credit performance along with the sufficiency of subordination to protect cash flows, the Company expects to recover the entire amortized cost basis of its remaining asset-backed securities. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining asset-backed securities in unrealized loss positions to be other-than-temporarily impaired at December 31, 2009 and 2008.

Other This category consists primarily of municipal securities and limited investments in equity securities, primarily related to CRA activities. The unrealized losses on the Company’s investments in other items were primarily caused by credit spreads and interest rates that are higher than levels existing at the date of purchase. The Company recognized $6.1 million in other-than-temporary impairment changes on an equity investment related to CRA investments in the year ended December 31, 2008 due to declining stock values and market concerns on performance. As of December 31, 2009, the Company expects to recover the entire amortized cost basis of the securities in this and all other categories. Furthermore, since the Company has not made a decision to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of the remaining investments in unrealized loss positions to be other-than-temporarily impaired at December 31, 2009 and 2008.

Gross realized gains on sales and calls of securities were $231.2 million, $14.6 million and $71.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. Gross realized losses on sales and calls of securities were $12.8 million, $0.9 million and $1.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. Tax expense on net realized gains was $77.6 million, $5.0 million and $25.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s sale of securities resulted in the reclassification of $50.0 million, $11.1 million and $28.3 million, of net gains after tax, from accumulated other comprehensive income into earnings, for the year ended December 31, 2009, 2008 and 2007, respectively.

Securities available-for-sale included pledged securities of $11.9 billion and $13.7 billion at December 31, 2009 and 2008, respectively.

Note 7

Loans Held for Investment, Allowance for Loan and Lease Losses and Unfunded Lending Commitments

The composition of the loans held for investment portfolio was as follows:

	December 31
	2009	2008
Consumer loans:
Credit cards
Domestic	$13,373,383	$20,623,950
International	2,229,321	2,872,293

Total credit cards	15,602,704	23,496,243
Installment loans
Domestic	6,693,165	10,130,677
International	43,890	119,320

Total installment loans	6,737,055	10,249,997
Auto loans	18,186,064	21,494,436
Mortgage loans	14,893,187	10,098,430
Retail Banking	5,135,242	5,603,696

Total consumer loans	60,554,252	70,942,802
Commercial loans
Commercial and multi family real estate	13,843,158	13,303,081
Middle Market	10,061,819	10,081,823
Specialty Lending	3,554,563	3,547,287
Small ticket commercial real estate	2,153,510	2,609,123

Total Commercial loans	29,613,050	29,541,314
Other loans	451,697	533,655

Total reported loans held for investment	$90,618,999	$101,017,771

Loans totaling approximately $853.4 million and $998.6 million, representing amounts which were greater than 90 days past due, were included in the Company’s reported loan portfolio as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company had $1.3 billion and $0.8 billion, respectively, in non-performing loans.

Loans that were considered individually impaired in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“ASC 310-10/ SFAS 114”) at December 31, 2009 and 2008 were $787.8 million and $461.2 million, respectively. The Company had a corresponding specific allowance for loan and lease losses of $114.9 million and $64.3 million at December 31, 2009 and 2008, respectively, relating to impaired loans of $385.6 million and $272.2 million at December 31, 2009 and 2008, respectively. The average balance of impaired loans was $759.8 million in 2009 and $271.9 million in 2008. Interest income recognized during 2009 and 2008 related to impaired loans was not material.

Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses:

	Year Ended December 31
	2009	2008	2007
Balance at beginning of year	$4,523,960	$2,963,000	$2,180,000
Provision for loan and lease losses from continuing operations	4,230,111	5,101,040	2,636,502
Provision for loan and lease losses from discontinued operations	—	—	80,151
Other	(59,042)	(61,909)	26,888
Charge-offs	(5,342,023)	(4,151,231)	(2,580,219)
Principal recoveries	774,389	673,060	619,678

Net charge-offs	(4,567,634)	(3,478,171)	(1,960,541)

Balance at end of year	$4,127,395	$4,523,960	$2,963,000

The Company’s acquired loans from the Chevy Chase Bank acquisition are initially recorded at fair value and no separate allowance for loan and lease losses is recorded for these loans as long as the loans perform as initially expected. Charge-offs of $373.8 million were applied against the non-accretable difference established at acquisition. See “Note 3- Loans Acquired in a Transfer” for a more detailed discussion.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities.

As of December 31, 2009 and 2008, the Company had $154.9 billion and $171.1 billion, respectively, of unused credit card lines. While this amount represented the total unused available credit card lines, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time.

In addition to available unused credit card lines, the Company enters into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future requirements. The Company maintains a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $12.0 billion and $10.0 billion as of December 31, 2009 and 2008, respectively. A reserve of $118.6 million and $26.0 million has been established as of December 31, 2009 and 2008, respectively.

Note 8

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

Premises & Equipment	Useful Lives
Buildings and improvement	5-39 years
Furniture and equipment	3-10 years
Computers and software	3-7 years

Premises and equipment were as follows:

	December 31
	2009	2008
Land	$582,685	$424,409
Buildings and improvements	1,836,218	1,529,827
Furniture and equipment	1,237,315	1,144,606

	December 31
	2009	2008
Computer software	922,143	836,465
In process	239,217	257,333

	4,817,578	4,192,640
Less: Accumulated depreciation and amortization	(2,081,955)	(1,879,534)

Total premises and equipment, net	$2,735,623	$2,313,106

Depreciation and amortization expense from continuing operations was $327.1 million, $331.2 million, and $308.8 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

As discussed in “Note 2- Acquisition of Chevy Chase Bank”, the Company completed its acquisition of Chevy Chase Bank in February 2009. The acquisition added: $159.3 million in land, $247.8 million in buildings and improvements, $69.4 million of furniture and equipment, $42.1 million of computer software and $10.8 million of construction in process at December 31, 2009, which are reflected in the table above.

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2035, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses from continuing operations amounted to approximately $182.6 million, $163.8 million and $136.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum rental commitments as of December 31, 2009, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2010	$170,889
2011	159,723
2012	153,467
2013	146,450
2014	138,148
Thereafter	849,208

Total	$1,617,885

Minimum sublease rental income of $37.4 million, due in future years under non-cancelable leases, has not been included in the table above as a reduction to minimum lease payments.

Note 9

Fair Values of Assets and Liabilities

SFAS No. 157, Fair Value Measurements, (“ASC 820-10/SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10/SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10/SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

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

SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, (“ASC 825-10/SFAS 159”) allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825-10/SFAS 159 elections as of and for the years December 31, 2009 and 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2009
	Fair Value Measurements Using (3)
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets
Securities available for sale
U.S. Treasury and other U.S. Gov’t agency	$391,694	$477,012	$—	$868,706
Collateralized mortgage obligations	—	8,656,133	981,895	9,638,028
Mortgage-backed securities	—	20,198,146	486,035	20,684,181
Asset-backed securities	—	7,178,495	13,111	7,191,606
Other	72,774	348,776	25,491	447,041

Total securities available for sale	$464,468	$36,858,562	$1,506,532	$38,829,562
Other assets
Mortgage servicing rights	—	—	239,651	239,651
Derivative receivables(1) (3)	3,622	625,059	440,592	1,069,273
Retained interests in securitizations	—	—	3,944,540	3,944,540

Total Assets	$468,090	$37,483,621	$6,131,315	$44,083,026

Liabilities
Other liabilities
Derivative payables(1)	$8,189	$366,010	$32,934	$407,132

Total Liabilities	$8,189	$366,010	$32,934	$407,132

	December 31, 2008
	Fair Value Measurements Using (3)			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale(2)	$291,907	$28,331,103	$2,380,261	$31,003,271
Other assets
Mortgage servicing rights	—	—	150,544	150,544
Derivative receivables(1)	8,020	1,768,902	59,895	1,836,817
Retained interests in securitizations	—	—	1,470,385	1,470,385

Total Assets	$299,927	$30,100,005	$4,061,085	$34,461,017

Liabilities
Other liabilities
Derivative payables(1)	$937	$1,260,062	$60,672	$1,321,671

Total Liabilities	$937	$1,260,062	$60,672	$1,321,671

(1)	The Company does not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.
(2)	Securities available for sale were not broken-out by security type as of December 31, 2008, as the fair value and disclosure requirements under ASC 820-10/SFAS 157 are applied prospectively.
(3)	The above table does not reflect $3.5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

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

Level 3 Instruments Only

	For the Year Ended December 31, 2009
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2009	$2,380,261	$150,544	$59,895	$1,470,385	$60,672
Total realized and unrealized gains (losses):
Included in earnings	99	(5,505)	(213,965)	(131,411)	(27,574)
Included in other comprehensive income	(168,380)	—	—	114,228	—
Purchases, issuances and settlements, net	(114,008)	94,612	37,870	2,491,338	3,804
Transfers in/(out) of Level 3	(591,440)	—	556,792	—	(3,968)

Balance, December 31, 2009	$1,506,532	$239,651	$440,592	$3,944,540	$32,934

Change in unrealized gains (losses) included in earnings related to financial instruments held at December 31, 2009	$99	$(5,505)	$(213,965)	$70,749	$(27,574)

	For the Year Ended December 31, 2009
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, January 1, 2009	$—	$1,579,909	$773,200	$—	$27,152	$2,380,261
Total realized and unrealized gains (losses):
Included in earnings	—	213	—	(114)	—	99
Included in other comprehensive income	—	(175,032)	6,652	—	—	(168,380)
Purchases, issuances and settlements, net	—	(234,768)	48,220	74,201	(1,661)	(114,008)
Transfers in/(out) of Level 3	—	(188,427)	(342,037)	(60,976)	—	(591,440)

Balance, December 31, 2009	$—	$981,895	$486,035	$13,111	$25,491	$1,506,532

Change in unrealized gains (losses) included in earnings related to financial instruments held at December 31, 2009	$—	$213	$—	$(114)	$—	$99

	For the Year ended December 31, 2008
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2008	$217,428	$247,589	$8,962	$1,295,498	$8,631
Total realized and unrealized gains (losses):
Included in earnings	18	(72,516)	33,442	(187,934)	34,072
Included in other comprehensive income	(696,601)	—	—	(57,259)	—
Purchases, issuances and settlements	180,631	(24,529)	17,491	420,080	17,969
Transfers into Level 3	2,678,785	—	—	—	—

Balance, December 31, 2008	$2,380,261	$150,544	$59,895	$1,470,385	$60,672

Change in unrealized gains (losses) included in earnings related to financial instruments held at December 31, 2008	$—	$(72,516)	$33,442	$(41,055)	$34,072

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
(2)	An end of quarter convention is used to measure derivative activity, resulting in end of quarter values being reflected as purchases, issuances and settlements for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income.
(3)	An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet at December 31, 2009 and 2008, the following table provides the fair value measures by level of valuation assumptions used and the amount of fair value adjustments recorded in earnings for those assets. Fair value adjustments for loans held for sale, foreclosed assets, and other assets are recorded in other non-interest expense, and fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value	Total Losses
	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$266,240	$—	$266,240	$15,433
Loans held for investment	—	39,367	231,375	270,742	114,869
Foreclosed assets(1)	—	197,386	—	197,386	26,211
Other	—	31,310	—	31,310	(3,866)

Total	$—	$534,303	$231,375	$765,678	$152,647

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value	Total Losses
	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$68,462	$—	$68, 462	$14,386
Loans held for investment	—	64,737	142,768	207,505	62,747

Total	$—	$133,199	$142,768	$275,967	$77,133

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$8,684,624	$8,684,624	$7,491,343	$7,491,343
Securities available for sale	38,829,562	38,829,562	31,003,271	31,003,271
Securities held to maturity	80,577	80,577	—	—
Loans held for sale	268,307	268,307	68,462	68,462
Net loans held for investment	86,491,604	86,158,212	96,493,811	86,370,194
Interest receivable	936,146	936,146	827,909	827,909
Accounts receivable from securitization	7,629,597	7,629,597	6,342,754	6,342,754
Derivatives	1,069,273	1,069,273	1,836,817	1,836,817
Mortgage servicing rights	239,651	239,651	150,544	150,544
Financial Liabilities
Non-interest bearing deposits	$13,438,659	$13,438,659	$11,293,852	$11,293,852
Interest-bearing deposits	102,370,437	102,616,339	97,326,937	98,031,913
Senior and subordinated notes	9,045,470	9,156,030	8,308,843	6,922,300
Other borrowings	11,968,461	11,723,046	14,869,648	12,948,145
Interest payable	509,105	509,105	676,398	676,398
Derivatives	407,132	407,132	1,321,671	1,321,671

The following describes the valuation techniques used in estimating the fair value of the Company’s financial instruments as of December 31, 2009 and 2008. The Company applied the provisions of ASC 820-10/SFAS 157 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Securities held to maturity

The carrying amounts of securities held to maturity, which consists of negative amortization bonds, approximate fair value. The Company recorded these securities at fair value on the date of acquisition. Fair value is determined using a discounted cash flow method, a form of the income approach. Discount rates were determined considering market rates at which similar instruments would be sold to third parties.

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

Certain securities available for sale are classified as Level 3, the majority of which are non-agency collateralized mortgage obligations backed by prime collateral. Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings, and losses. As of December 31, 2009, we saw significant improvements in the market value of our portfolio holdings driven by stabilization of the financial markets, reduced risk premiums and a general decline in interest rates as compared to 2008. The decrease in the amount of Level 3 securities reflected continued runoff of the securities, the liquidation of the Company’s CMBS securities, and improvement in pricing consistency.

Loans held for sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of December 31, 2009 and December 31, 2008 approximate fair value.

Loans held for investment, net

The fair values of credit card loans, installment loans, auto loans, mortgage loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The decrease in fair value below carrying amount at December 31, 2008 was primarily due to the significant level of illiquidity in the secondary market experienced during 2008. During 2009 these markets have begun to recover resulting in an improvement in the fair value of our loans held for investment. The most significant discounts to carrying amount were seen in the Company’s commercial and mortgage portfolios.

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

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment spreads, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. The Company records MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in “Note 15- Mortgage Servicing Rights”.

Financial Liabilities

Non-interest bearing deposits

The carrying amount approximates fair value.

Interest bearing deposits

The fair values of savings, NOW accounts and money market accounts were the amounts payable on demand at December 31, 2009 and December 31, 2008 and therefore carrying value approximates fair value. The fair value of other interest-bearing deposits, include retail, brokered, and institutional CDs, was calculated by discounting the future cash flows using discount rates based on the current market rates for similar products with similar remaining terms.

Other borrowings

The carrying amount of federal funds purchased and resale agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of secured borrowings was measured using the trade price for bonds that have traded recently. For others, trade information for bonds with similar duration and credit quality was used, with adjustments based on relevant credit information of the issuer. The fair value of junior subordinated debentures was estimated using the same methodology as described for senior and subordinated notes below. The decreases in fair value of other borrowings is below carrying amounts at December 31, 2009 are primarily due to interest rate spreads the auto securitization market experienced in 2008 which continued into 2009 and the discounts in secondary trading activity seen in junior subordinated debentures.

Senior and subordinated notes

The Company engages third party pricing services in order to estimate the fair value of senior and subordinated notes. The pricing service utilizes a pricing model that incorporates available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models. The increase in fair value above carrying amount at December 31, 2009 is primarily due to a decrease in credit spreads across the industry.

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

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding at December 31, 2009 and 2008 that have been issued since January 1, 2003, are $3.1 million and $3.5 million, respectively, and was included in other liabilities. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At December 31, 2009 and 2008 there were no material unrealized appreciation or depreciation on these financial instruments.

Note 10

Goodwill and Other Intangible Assets

During the first quarter of 2009, the Company acquired Chevy Chase Bank, the largest retail branch presence in the Washington, D.C. region, which created $1.6 billion of goodwill. During 2009, the Company realigned its business segment reporting structure to better reflect the manner in which the performance of the Company’s operations are evaluated. The Company now reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking. As a result of the segment reorganization, goodwill was reassigned to the new reporting units using a relative fair value allocation approach and the goodwill associated with the Chevy Chase Bank acquisition was assigned to the Commercial Banking and Consumer Banking segments. Prior to the segment reorganization in 2009, goodwill associated with the acquisition was included in the Other category. See “Note 2- Acquisition of Chevy Chase Bank” for information regarding the Chevy Chase Bank acquisition.

In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, (“ASC 350-20/SFAS 142”) goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. The Company’s reporting units are Domestic Card, International Card, Auto Finance, Commercial Banking and Consumer Banking. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

For the 2009 annual impairment test, the fair value of reporting units was calculated using a discounted cash flow analysis, a form of the income approach, using each reporting unit’s internal forecast and a terminal value calculated using a growth rate reflecting the nominal growth rate of the economy as a whole and appropriate discount rates for the respective reporting units. Cash flows were adjusted as necessary in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The cash flows were discounted to present value using reporting unit specific discount rates that are largely based on the Company’s external cost of equity with adjustments for risk inherent in each reporting unit. Discount rates used for the reporting units ranged from 10.0% to 14.33%. The key inputs into the discounted cash flow analysis were corroborated with market data, where available, indicating that assumptions used were within a reasonable range of observable market data.

Based on the comparison of fair value to carrying amount, as calculated using the methodology summarized above, fair value exceeded carrying amount for all reporting units as of the Company’s annual testing date; therefore, the goodwill of those reporting units was considered not impaired, and the second step of impairment testing was unnecessary. However, all other factors held constant, a 30.36% decline in the fair value of the Domestic Card reporting unit, a 21.67% decline in the fair value the International Card reporting unit, a 16.72% decline in the fair value of the Auto Finance reporting unit, a 18.98% decline in the fair value of the Commercial Banking reporting unit and a 28.43% decline in the fair value of the Consumer Banking reporting unit would have caused the carrying amount for those reporting units to be in excess of fair value which would require the second step to be performed.

As part of the annual impairment test, the Company assessed its market capitalization based on the average market price relative to the aggregate fair value of its reporting units and determined that any excess fair value in its reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry. During 2008 and early 2009, the lack of liquidity in the financial markets and the continued economic deterioration led to a decline in market capitalization resulting in significantly higher control premiums than what has been seen historically. Throughout 2009, the Company’s control premium has dropped as capitalization rates have increased. We will continue to regularly monitor our market capitalization in 2010, overall economic conditions and other events or circumstances that might result in an impairment of goodwill in the future.

During 2008, the Auto Finance reporting unit, with a $1.4 billion carrying amount of goodwill as of the testing date, failed the first step as fair value was less than carrying amount by $909.7 million, requiring it to move to the second step of the goodwill impairment test. Based on the results of the second step, a loss of $810.9 million ($804.4 million after tax) was recognized for the year-ended December 31, 2008. The impairment was primarily a result of a reduced estimate of the fair value of the Auto Finance reporting unit due to a 2008 business decisions to scale back that business

The following table provides a summary of goodwill.

Total Company	National Lending	Local Banking	Credit Card	Commercial	Consumer	Other	Total
Balance at December 31, 2007	$6,235,700	$6,595,040	$—	$—	$—	$—	$12,830,740
Impact of segment reorganization	(87,848)	87,848	—	—	—	—	—
Goodwill impairment	(810,876)	—	—	—	—	—	(810,876)
Other adjustments	—	(21,700)	—	—	—	—	(21,700)
Foreign currency translation	(33,677)	—	—	—	—	—	(33,677)

Balance at December 31, 2008	$5,303,299	$6,661,188	$—	$—	$—	$—	$11,964,487

Total Company	National Lending	Local Banking	Credit Card	Commercial	Consumer	Other (1)	Total
Balance at December 31, 2008	$5,303,299	$6,661,188	$—	$—	$—	$—	$11,964,487
Other adjustments	8,479	(4)	1,105	(2,587)	—	—	6,993
Acquisition	—	—	—	—	—	1,624,888	1,624,888
Segment reorganization	(5,311,778)	(6,661,184)	4,692,266	4,320,822	4,584,762	(1,624,888)	—

Balance at December 31, 2009	$—	$—	$4,693,371	$4,318,235	$4,584,762	$—	$13,596,368

(1)	Goodwill attributed to the Chevy Chase Bank acquisition was initially recorded in the Other category until the segment reorganization.

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

The following table summarizes the Company’s intangible assets subject to amortization.

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,561,920	$(713,119)	$848,801	8.0 years
Lease intangibles	53,992	(22,845)	31,147	22.7 years
Trust intangibles	10,500	(4,256)	6,244	13.9 years
Other intangibles	35,148	(15,414)	19,734	3.2 years

Total	$1,661,560	$(755,634)	$905,926

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,320,000	$(497,178)	$822,822	9.1 years
Lease intangibles	44,862	(16,695)	28,167	18.9 years
Trust intangibles	10,500	(3,326)	7,174	14.9 years
Other intangibles	7,947	(3,850)	4,097	9.9 years

Total	$1,383,309	$(521,049)	$862,260

Intangibles are amortized on an accelerated basis using the sum of digits methodology over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense for intangibles of $234.6 million, $200.6 million and $235.1 million, is recorded to non-interest expense for the year ended December 31, 2009, 2008 and 2007, respectively. The weighted average amortization period for all purchase accounting intangibles is 8.4 years.

The following table summarizes the Company’s estimated future amortization expense for intangible assets as of December 31, 2009:

Years ended December 31	Estimated Future Amortization Amounts
2010	$215,484
2011	183,188
2012	150,731
2013	121,790
2014	93,791
Thereafter	140,942

Total	$905,926

Note 11

Deposits and Borrowings

Borrowings as of December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009	December 31, 2008
Deposits
Non-interest bearing deposits	$13,438,659	$11,293,852
Interest-bearing deposits (1)	102,370,437	97,326,937

Total deposits	$115,809,096	$108,620,789

Senior and subordinated notes
Bank notes:
5.00% Senior Fixed Notes par value of $417,539 due 2009	$—	$417,419
5.75% Senior Fixed Notes par value of $516,722 due 2010	516,696	516,621
5.125% Senior Fixed Notes par value of $274,696 due 2014	274,560	274,520
9.25% Subordinated Fixed Notes par value of $150,000 due 2010	154,319	159,851
6.50% Subordinated Fixed Notes par value of $500,000 due 2013	499,383	499,216
8.80% Subordinated Fixed Notes par value of $1,500,000 due 2019	1,499,452	—
Fair value hedge-related basis adjustments	52,667	55,800
Corporation notes:
5.70% Senior Fixed Notes par value of $854,451 due 2011	854,288	854,135
4.80% Senior Fixed Notes par value of $282,335 due 2012	281,975	281,815
6.25% Senior Fixed Notes par value of $277,665 due 2013	277,049	276,903
7.375% Senior Fixed Notes par value of $1,000,000 due 2014	995,548	—
5.50% Senior Fixed Notes par value of $375,005 due 2015	374,790	374,745
5.25% Senior Fixed Notes par value of $226,290 due 2017	225,777	225,712
6.75% Senior Fixed Notes par value of $1,341,045 due 2017	1,337,849	1,337,466
5.875% Subordinated Fixed Notes par value of $350,000 due 2012	355,108	356,888
5.35% Subordinated Fixed Notes par value of $100,000 due 2014	98,646	98,379
6.15% Subordinated Fixed Notes par value of $1,000,000 due 2016	997,689	997,365
Floating Rate Senior Notes due 2009(2)	—	1,029,826
Fair value hedge-related basis adjustments	249,674	552,182

Total senior and subordinated notes	$9,045,470	$8,308,843

Other borrowings
Junior subordinated debentures
8.00% Subordinated Fixed Notes par value of $103,093 due 2027	$108,789	$108,937
8.17% Subordinated Fixed Notes par value of $46,547 due 2028	49,564	49,639
3.301% Subordinated Floating Notes par value of $10,310 due 2033 (3)	10,843	10,851
7.686% Subordinated Fixed Notes par value of $651,000 due 2036	650,962	650,911
6.745% Subordinated Fixed Notes par value of $500,010 due 2037	499,991	499,956
10.25% Subordinated Fixed Notes par value of $1,000,010 due 2039	988,291	—
8.875% Subordinated Fixed Notes par value of $1,000,010 due 2040	986,881	—
7.50% Subordinated Fixed Notes par value of $346,000 due 2066	346,000	346,000
Unamortized Fees	(972)	(18,026)

Total junior subordinated debentures	$3,640,349	$1,648,268
Secured borrowings (4)
Fixed, interest rates ranging from 4.71% to 5.76%, due 2010 to 2011	$994,580	$2,698,381
Variable, interest rates ranging from 2.33% to 1.11% due 2010 to 2028	2,958,912	4,812,457

Total secured borrowings	$3,953,492	$7,510,838
FHLB advances (5)
Fixed, interest rates ranging from 2.394% to 7.64%, due 2010 to 2023	$2,308,460	$2,777,179
Variable, interest rate of 0.327% due 2014	925,000	2,100,000

Total FHLB advances	$3,233,460	$4,877,179
Federal funds purchased and resale agreements due 2010 (6)	$1,140,103	$832,961
Other short-term borrowings	1,057	402

Total other borrowings	$11,968,461	$14,869,648

(1)	Interest bearing deposits have a weighted average rate of 2.04% and 2.64% at December 31, 2009 and December 31, 2008, respectively.
(2)	Floating rate senior and subordinated notes have a weighted average rate 2.47% at December 31, 2008.
(3)	Floating rate junior subordinated notes have a weighted average rate of 3.301% and 4.518% at December 31, 2009 and December 31, 2008, respectively.
(4)	Secured borrowings have a weighted average rate of 2.37% and 1.24% at December 31, 2009 and December 31, 2008, respectively.
(5)	FHLB advances have a weighted average rate 0.327% and 2.85% at December 31, 2009 and December 31, 2008, respectively.
(6)	Federal funds purchased have a weighted average rate of 0.11% and 0.01% at December 31, 2009 and December 31, 2008, respectively.

Deposits

Interest-Bearing Deposits

As of December 31, 2009, the Company had $102.4 billion in interest-bearing deposits of which $8.8 billion represents large denomination certificates of $100,000 or more. As of December 31, 2008, the Company had $97.3 billion in interest-bearing deposits of which $11.3 billion represents large denomination certificates of $100,000 or more.

On July 26, 2009, the Company sold its U.K. deposits business. The amount of deposits sold totaled approximately $1.2 billion. The Company recorded a small loss on the sale.

Borrowings

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $1.3 billion and $1.8 billion outstanding at December 31, 2009 and December 31, 2008, respectively.

The Company issued senior and subordinated notes that as of December 31, 2009 and 2008, had an outstanding balance of $9.0 billion and $8.3 billion, respectively. The outstanding balance of senior and subordinated bank notes include a fair value adjustments of $302.3 million and $608.0 million related to fair value accounting hedges at December 31, 2009 and December 31, 2008, respectively. See “Note 19- Derivative Instruments and Hedging Instruments” for a further discussion of fair value interest rate hedges. The weighted average stated rate included in the table above is before the impact of these interest rate derivatives.

During 2009, notes totaling $1.4 billion were called or matured. During 2009, the Corporation issued $1.0 billion of 7.375% senior notes dues May 23, 2014 and COBNA issued $1.5 billion of 8.8% subordinated notes due July 15, 2019.

Corporation Shelf Registration Statement

As of December 31, 2009, the Corporation had an effective shelf registration statement under which the Corporation may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing. Accordingly, the Corporation must file a new Automatic Shelf Registration Statement at least once every three years. The Automatic Shelf Registration Statement is effective through May 2012.

Other Borrowings

Secured Borrowings

The Company issued securitizations in which it transfers pools of auto loans that are accounted for as secured borrowings at December 31, 2009. Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest predominantly at fixed rates and mature between January 2010 and August 2011, but may mature earlier or later, depending upon the repayment of the underlying auto loans. At December 31, 2009 and December 31, 2008, $4.0 billion and $7.5 billion, respectively, of the secured borrowings were outstanding. See “Note 20- Securitizations” for further discussion of secured borrowings. Secured borrowings also include tender option bonds of $33.1 million and $140.4 million at December 31, 2009 and December 31, 2008, respectively.

Junior Subordinated Debentures

At December 31, 2009 and December 31, 2008, the Company had junior subordinated debentures outstanding of $3.6 billion and $1.6 billion, respectively.

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

For the years ended December 31, 2009 and 2008, no junior subordinated debentures were called or matured. On August 5, 2009 the Company issued $1.0 billion of 10.25% trust preferred securities, due 2039. On November 13, 2009 the Company issued $1.0 billion of 8.875% trust preferred securities, due 2040. There were no new issuances in 2008.

FHLB Advances

The Company utilizes FHLB advances which are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB advances outstanding were $3.2 billion and $4.9 billion at December 31, 2009 and December 31, 2008, respectively and include fixed and variable rate advances. FHLB stock totaled $264.1 million and $267.5 million at December 31, 2009 and December 31, 2008, respectively, and is included in other assets.

Interest-bearing time deposits, senior and subordinated notes and other borrowings as of December 31, 2009, mature as follows:

	Interest- Bearing Time Deposits(1)	Senior and Subordinated Notes	Other Borrowings	Total
2010	$17,922,108	$679,321	$4,896,744	$23,498,173
2011	6,100,318	913,508	2,321,392	9,335,218
2012	2,712,851	656,921	17,163	3,386,935
2013	4,897,757	802,654	18,737	5,719,148
2014	889,230	1,370,951	948,039	3,208,220
Thereafter	1,782,571	4,622,115	3,766,386	10,171,072

Total	$34,304,835	$9,045,470	$11,968,461	$55,318,766

(1)	Includes only those interest bearing deposits which have a contractual maturity date.

Note 12

Stock Plans

The Company has one active stock-based employee compensation plan. Under the plan, the Company reserves common shares for issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance share units.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for the Company’s active stock-based compensation plan as of December 31, 2009, 2008 and 2007. The ability to issue grants from the 1999 Non-Employee Directors Stock Incentive Plan and other plans were terminated in 2009 and 2004, respectively.

			Available For Issuance
Plan Name	Shares Reserved		2009	2008	2007
2004 Stock Incentive Plan	40,000,000	(1)	17,789,099	4,505,558	7,862,529

(1)	On April 20, 2009 the Board authorized an increase in shares reserved of 20 million shares to 40 million shares in total.

Generally the exercise price of stock options, or value of restricted stock awards, will equal the fair market value of the Company’s stock on the date of grant. The maximum contractual term for options is ten years, and option vesting is determined at the time of grant. The vesting for most options is 331/3 percent per year beginning with the first anniversary of the grant date. For restricted stock, the vesting is usually 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date or three years from the date of grant.

The Company also issues cash equity units which are recorded as liabilities as the expense is recognized. Cash equity units are not issued out of the Company’s stock-based compensation plans because they are settled with a cash payment for each unit vested equal to the fair market value of the Company’s stock on the vesting date. Cash equity units vest 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date or three years from the date of grant.

The Company recognizes compensation expense on a straight line basis over the entire award’s vesting period for any awards with graded vesting. Total compensation expense recognized for share based compensation during the years 2009, 2008 and 2007 was $146.3 million, $112.2 million and $230.0 million, respectively. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements during the years 2009, 2008 and 2007 was $51.2 million, $39.3 million and $80.5 million, respectively.

Stock option expense is based on per option fair values, estimated at the grant date using a Black-Scholes option-pricing model. The fair value of options granted during 2009, 2008 and 2007 was estimated using the weighted average assumptions summarized below:

Assumptions	2009	2008	2007
Dividend yield (1)	4.79%	3.20%	1.53%
Volatility factors of stock’s expected market price	43%	28%	27%
Average risk-free interest rate	1.79%	2.89%	4.05%
Expected option lives (in years)	5.0	5.0	4.5

(1)	In 2009, 2008, and 2007, the Company paid dividends at the rate of $0.53, $1.50, and $0.11 per share, respectively.

A summary of option activity under the plans as of December 31, 2009, and changes during the year then ended is presented below:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding January 1, 2009	23,827	$59.18
Granted	3,556	18.23
Exercised	(356)	26.57
Cancelled	(5,122)	56.72

Outstanding December 31, 2009	21,905	$53.58	5.4 years	$72.5

Exercisable December 31, 2009	13,486	$60.25	3.7 years	$4.2

At December 31, 2009, the number, weighted average exercise price, aggregate intrinsic value and weighted average remaining contractual terms of options vested and expected to vest approximate amounts for options outstanding. The weighted-average fair value of options granted during the years 2009, 2008 and 2007 was $4.56, $9.94 and $16.31, respectively. Cash proceeds from the exercise of stock options were $9.5 million, $71.4 million, and $224.1 million for 2009, 2008 and 2007, respectively. Tax benefits realized from the exercise of stock options were $1.3 million, $9.4 million and $61.0 million for 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years 2009, 2008 and 2007 was $3.8 million, $27.0 million, and $174.4 million, respectively.

A summary of 2009 activity for restricted stock awards and units is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2009	3,228	$59.37
Granted	4,632	17.58
Vested	(1,623)	51.88
Cancelled	(468)	33.44

Unvested December 31, 2009	5,769	$29.91

The weighted-average grant date fair value of restricted stock granted for the years 2009, 2008 and 2007 was $17.58, $49.33 and $64.63, respectively. The total fair value of restricted stock vesting during the years 2009, 2008 and 2007 was $41.3 million, $33.8 million and $79.6 million, respectively. At December 31, 2009 there was unrecognized compensation cost for unvested restricted awards of $59.1 million. That cost is expected to be recognized over the next 3 years.

Cash equity units vesting during the years ended December 31, 2009, 2008, and 2007 resulted in cash payments to associates of $10.1 million, $30.1 million, and $30.1 million, respectively. These cash payments reflect the number of units vesting priced at the Company’s stock price as of the vest date. At December 31, 2009 there was unrecognized compensation cost for unvested cash equity units of $62.5 million, based on the average quarterly stock price. That cost is expected to be recognized over the next 3 years.

2010 CEO Grant

In January 2010, the Company’s Board of Directors approved a compensation package for the Company’s CEO. This package included an opportunity to receive from 0% to 200% of the target number of 88,920 shares of the Company’s common stock based on the Company’s performance over the three-year period beginning on January 1, 2010. The package also included a grant of 559,333 nonstatutory stock options at an exercise price of $36.55 per share. The options will become fully exercisable on January 27, 2013. Upon retirement, these awards will continue to vest in accordance with the original vesting schedule. Compensation expense of $9.8 million related to these awards will be recognized in 2010. In addition, the package included an opportunity to be awarded restricted stock units in late 2010 or early 2011 based on actual performance in 2010. Any such award will vest in full in three years and settle in cash based on the Company’s average stock price over the twenty trading days preceding the vesting date.

2009 CEO Grant

In January 2009, the Company’s Board of Directors approved a compensation package for the Company’s CEO. This package included an opportunity to receive from 0% to 200% of the target number of 95,239 shares of the Company’s common stock based on the Company’s performance over the three-year period from January 1, 2009 through December 31, 2011. The package also included a grant of 970,403 nonstatutory stock options at an exercise price of $18.28 per share. The options will become fully exercisable on January 29, 2012. Both awards are subject to restrictions regarding sale or transfer of the shares received until the earlier of the date on which the U.S. Treasury no longer holds any shares of the preferred stock that the Company issued under the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (“CPP”) or one year after retirement from the Company. Compensation expense of $6.0 million related to these awards was recognized in 2009.

In 2010, the Company’s Board of Directors also approved a grant of 136,799 restricted stock units in relation to the 2009 compensation package for the Company’s CEO. The award will vest in full in three years and settle in cash based on the Company’s average stock price over the twenty trading days preceding the vesting date. The compensation expense of $5.0 million related to these awards will be recognized in 2010.

2008 CEO Grant

In December 2007, the Company’s Board of Directors approved a compensation package for the Company’s CEO. This package included 1,661,780 stock options which will vest upon the third anniversary date of the grant or upon departure from employment with Capital One for reasons other than retirement. Upon retirement, these options will continue to vest in accordance with the original vesting schedule. Compensation expense of $17.0 million for these options was recorded in 2007.

Accelerated Vesting Option Grants

Associate Stock Purchase Plan

The Company maintains an Associate Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is a compensatory plan under ASC 718/SFAS 123(R); accordingly the Company recognized $3.7 million, $4.3 million and $5.2 million in compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

Under the Purchase Plan, associates of the Company are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of unissued common or treasury stock of the Company at 85% of the current market price. Shares may also be acquired on the market. An aggregate of 8.0 million common shares has been authorized for issuance under the 2002 Associate Stock Purchase Plan, of which 3.4 million and 4.6 million shares were available for issuance as of December 31, 2009 and 2008, respectively.

Dividend Reinvestment and Stock Purchase Plan

In 2002, the Company implemented its dividend reinvestment and stock purchase plan (“2002 DRP”), which allows participating stockholders to purchase additional shares of the Company’s common stock through automatic reinvestment of dividends or optional cash investments. The Company has 7.4 million and 7.5 million shares available for issuance under the 2002 DRP at December 31, 2009 and 2008, respectively.

Employee Stock Ownership Plan

The Company has an internally leveraged employee stock ownership plan (“ESOP”) in which substantially all former employees of Hibernia participate. In accordance with the merger agreement with Hibernia, assets of the ESOP trust were allocated solely for the benefit of participants who were employees of Hibernia and its subsidiaries immediately prior to the merger date. The Company makes annual contributions to the ESOP in an amount determined by the Company’s Board of Directors (or a committee authorized by the Board of Directors), but at least equal to the ESOP’s minimum debt service less dividends received by the ESOP. Dividends received by the ESOP are used to pay debt service. At December 29, 2009, the Company merged the ESOP into the Capital One Financial Corporation Associate Savings Plan as part of an overall strategy to streamline and enhance Capital One’s retirement plans. All assets held in trust for the Plan and the Capital One Financial Corporation Associate Savings Plan are consolidated under one Master Trust with the Capital One Financial Corporation Associate Savings Plan being the surviving plan.

The ESOP shares were initially pledged as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to active participants. The remaining collateral shares are reported as a reduction to paid-in capital in equity. The debt was fully repaid in 2008. As shares are committed to be released, the Company reports compensation expense equal to the current market value of the shares, and the shares become outstanding for earnings per share calculations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of contributions due to the ESOP.

There was no compensation expense relating to the ESOP recorded for the year ended December 31, 2009. Compensation expense of $4.4 million relating to the ESOP was recorded by the Company for the year ended December 31, 2008. At December 29, 2009, all shares held in the trust for the Plan and the Capital One Financial Corporation Associate Savings Plan are consolidated under one Master Trust. There were no shares held in suspense at December 31, 2009 and December 31, 2008, respectively.

Note 13

Shareholders’ Equity, Other Comprehensive Income and Earnings Per Common Share

Preferred Shares

On November 14, 2008, the Company entered into an agreement (the “Securities Purchase Agreement”) to issue 3,555,199 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $0.01 per share (the “Series A Preferred Stock”), to the United States Department of the Treasury (“U.S. Treasury”) as part of the Company’s participation in the CPP, having a liquidation amount per share equal to $1,000. The Series A Preferred Stock paid cumulative dividend at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. In addition, the Company issued a warrant (the “Warrants”) to purchase 12,657,960 of the Company’s common shares to the U.S. Treasury as part of the Securities Purchase Agreement. The Warrant has an exercise price of $42.13 per share and expires ten years from the issuance date.

The Company received proceeds of $3.55 billion for the Series A Preferred Stock and the Warrant. The Company allocated the proceeds based on a relative fair value basis between the Series A Preferred Stock and the Warrant, recording $3.06 billion and $491.5 million, respectively. The $3.06 billion of Series A Preferred Stock is net of a discount of $491.5 million. The discount is accreted to the $3.55 billion liquidation preference amount over a five year period. The accretion of the discount and dividends on the preferred stock reduce net income available to common shareholders.

On June 17, 2009, the Company repurchased all 3,555,199 preferred shares at par, under the TARP Capital Purchase Program for approximately $3.57 billion including accrued dividends. With the repurchase, the remaining accretion of the discount of $461.7 million was accelerated and treated as dividend which reduced income available to common shares. On December 9, 2009, the warrants were sold by the U.S. Treasury for $11.75 per warrant. The sale by the U.S. Treasury had no impact on the Company’s equity and the warrants remain outstanding and are included in paid in capital.

Common Shares

Secondary Equity Offering

On May 11, 2009, the company raised $1.5 billion through the issuance of 56,000,000 shares of common stock at $27.75 per share.

On September 30, 2008, the Company raised $760.8 million through the issuance of 15,527,000 shares of common stock at $49 per share.

Share Repurchases

On January 31, 2008, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. The Company did not repurchase any shares during 2009 or 2008 under this authorization due to market conditions. The Company has no intention to repurchase shares at this time.

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

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $66.8 million, $521.7 million and $4.9 million as of December 31, 2009, 2008 and 2007, respectively:

As of December 31	2009	2008	2007
Net unrealized (losses) gains on securities(1)	$199,627	$(796,088)	$9,279
Net unrecognized elements of defined benefit plans	(29,297)	(42,586)	32,846
Foreign currency translation adjustments	(26,398)	(227,650)	375,258
Unrealized (losses) gains on cash flow hedging instruments	(60,117)	(154,311)	(102,135)
Initial application of the measurement date provisions of ASC 715-30/FAS 158	(1,161)	(1,161)	—

Total accumulated other comprehensive income (loss)	$82,654	$(1,221,796)	$315,248

(1)

Includes net unrealized gains (losses) on securities available for sale, retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $181.3 million (net of income tax was $116.8 million) was reported in other comprehensive income as of December 31, 2009.

During 2009, 2008 and 2007, the Company reclassified $92.2 million, $9.0 million and $34.7 million, respectively, of net gains, after tax, on derivative instruments from accumulated other comprehensive income into earnings.

During 2009, 2008 and 2007, the Company reclassified $50.0 million, $11.1 million and $28.3 million, respectively, of net gains (losses) on sales of securities, after tax, from accumulated other comprehensive income into earnings.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31
(Shares in Thousands)	2009	2008	2007
Numerator:
Income from continuing operations, net of tax	$986,617	$84,517	$2,591,719
Loss from discontinued operations, net of tax	(102,836)	(130,515)	(1,021,387)

Net income (loss)	$883,781	$(45,998)	$1,570,332

Preferred stock dividends and accretion of discount	$(563,908)	$(32,723)	$—

Net income (loss) available to common shareholders	$319,873	$(78,721)	$1,570,332

Denominator:
Denominator for basic earnings per share-Weighted-average shares	428,148	376,282	390,287
Effect of dilutive securities (1):
Stock options	581	394	4,327
Contingently issuable shares	—	—	192
Restricted stock and units	2,686	991	739

	Year Ended December 31
(Shares in Thousands)	2009	2008	2007
Dilutive potential common shares	3,267	1,385	5,258

Denominator for diluted earnings per share-Adjusted weighted-average shares	431,415	377,667	395,545
Basic earnings per share
Income from continuing operations	$0.99	$0.14	$6.64
Loss from discontinued operations	(0.24)	(0.35)	(2.62)

Net income (loss)	$0.75	$(0.21)	$4.02

Diluted earnings per share
Income from continuing operations	$0.98	$0.14	$6.55
Loss from discontinued operations	(0.24)	(0.35)	(2.58)

Net income (loss)	$0.74	$(0.21)	$3.97

(1)	Excluded from the computation of diluted earnings per share was 34.8 million, 27.7 million and 7.4 million of awards, options or warrants, during 2009, 2008 and 2007, respectively, because their inclusion would be antidilutive.

Note 14

Retirement Plans

Defined Contribution Plan

The Company sponsors a contributory Associate Savings Plan in which substantially all full-time and certain part-time associates are eligible to participate. The Company makes contributions to each eligible associate’s account, matches a portion of associate contributions and makes discretionary contributions based upon the Company meeting a certain earnings per share target or other performance metrics. The Company’s contributions to this plan amounted to $79.5 million, $110.3 million and $73.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company sponsors other defined contribution plans that were assumed through recent acquisitions. These plans were all merged into the Company’s Associate Savings Plan at the end of 2007. As a result, there were no contributions of cash and shares of the Company’s common stock to these plans in 2009 or 2008. During 2007, contributions of cash and shares of the Company’s common stock totaling $35.6 million were made to these plans.

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

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$189,751	$207,926	$73,700	$59,783
Impact of adopting the measurement date provisions for post retirement benefits of ASC 715-20/SFAS 158 of the Codification	—	—	—	906
Service cost	1,635	2,500	1,546	1,687
Interest cost	10,684	11,941	4,400	3,605
Plan participant contributions	—	—	—	635
Benefits paid	(21,187)	(11,340)	(3,590)	(4,468)
Net actuarial loss (gain)	9,330	3,381	(9,243)	11,552
Settlements	—	(24,657)	—	—
Benefit obligation at end of year	$190,213	$189,751	$66,813	$73,700

Change in plan assets:
Fair value of plan assets at beginning of year	$192,605	$308,335	$6,981	$8,356
Actual return on plan assets	40,378	(80,678)	275	(1,375)
Employer contributions	869	945	3,590	3,833
Plan participant contributions	—	—	—	635
Settlements	—	(24,657)	—	—
Benefits paid	(21,187)	(11,340)	(3,590)	(4,468)

Fair value of plan assets at end of year	$212,665	$192,605	$7,256	$6,981

Funded status at end of year	$22,452	$2,854	$(59,556)	$(66,719)

Balance Sheet Presentation:
Other assets	$33,588	$13,316	$—	$—
Other liabilities	(11,136)	(10,462)	(59,556)	(66,719)

Net amount recognized at end of year	$22,452	$2,854	$(59,556)	$(66,719)

Accumulated benefit obligation at end of year	$190,213	$189,751	n/a	n/a

Components of net periodic benefit cost:
Service cost	$1,635	$2,500	$1,546	$1,687
Interest cost	10,684	11,941	4,400	3,605
Expected return on plan assets	(13,407)	(21,091)	(448)	(608)
Amortization of transition obligation, prior service credit, and net actuarial loss	1,478	—	(7,593)	(7,959)
Settlement loss recognized	—	10,829	—	—

Net periodic benefit cost	$390	$4,179	$(2,095)	$(3,275)

Changes recognized in other comprehensive income, pretax:
Net actuarial gain (loss)	$17,641	$(105,150)	$9,070	$(13,535)
Reclassification adjustments for amounts recognized in net periodic benefit cost	1,478	10,829	(7,593)	(9,748)

Total recognized in other comprehensive income	$19,119	$(94,321)	$1,477	$(23,283)

During 2008, the Company recognized a settlement within the qualified pension plan due to making lump-sum cash payments to former employees of GreenPoint’s mortgage origination operations in exchange for their rights to receive specified pension benefits.

Pre tax amounts recognized in accumulated other comprehensive income that have not yet been recognized as a component of net periodic benefit cost consist of:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Transition obligation	$—	$—	$—	$—
Prior service credit	—	—	14,614	22,312
Net actuarial gain (loss)	(59,627)	(78,746)	378	(8,797)

Accumulated other comprehensive income	$(59,627)	$(78,746)	$14,992	$13,515

Pretax amounts in accumulated other comprehensive income that are expected to be recognized as decreases (increases) of net periodic benefit cost for the year ending December 31, 2010 consist of:

	Pension Benefits	Postretirement Benefits
Prior service cost (credit)	$—	$(3,269)
Net actuarial loss (gain)	1,050	—

Total	$1,050	$(3,269)

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

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Benefit obligation	$190,213	$189,751	$66,813	$73,700
Fair value of plan assets	$212,665	$192,605	$7,256	$6,981

The following table presents weighted-average assumptions used in the accounting for the plans:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Assumptions for benefit obligations at measurement date:
Discount rate	5.7%	6.3%	5.7%	6.3%
Rate of compensation increase	n/a	n/a	n/a	n/a

Assumptions for periodic benefit cost for the year ended:
Discount rate	6.3%	6.3%	6.3%	6.3%
Expected long-term rate of return on plan assets (1)	7.5%	7.5%	7.5%	7.5%
Rate of compensation increase	n/a	n/a	n/a	n/a

Assumptions for year-end valuations:
Health care cost trend rate assumed for next year	n/a	n/a	9.0%	9.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	4.5%	4.5%
Year the rate reaches the ultimate trend rate	n/a	n/a	2028	2028

(1)	The Company defines long-term as 20 years, in regards to our expected long-term rate of return on plan assets.

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

Assumed health care trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	2009		2008
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$6,490	$(5,465)	$7,752	$(6,533)
Effect on total service and interest cost components	$743	$(609)	$698	$(579)

Plan Assets

The qualified defined benefit pension plan asset allocations as of the annual measurement dates are as follows:

	2009	2008
Common collective trusts(1)	69.4%	67.0%
Money market fund	30.1%	28.0%
Limited partnerships	0.5%	5.0%

Total	100.0%	100.0%

(1)	Common collective trusts include domestic and international equity securities

The investment guidelines provide the following asset allocation targets and ranges: domestic equity target of 50% and allowable range of 45% to 55%, international equity target of 20% and allowable range of 15% to 25%, and fixed income securities target of 30% and allowable range of 25% to 40%.

Plan assets are invested using a total return investment approach whereby a mix of equity securities and debt securities are used to preserve asset values, diversify risk and enhance our ability to achieve our long term investment return benchmark. Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and our financial condition. Investment performance and asset allocation are measured and monitored on a quarterly basis.

Plan assets are managed in a balanced portfolio comprised of three major components: a domestic equity portion an international equity portion and a domestic fixed income portion. The expected role of plan equity investments is to maximize the long-term real growth of fund assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against a prolonged decline in the market value of fund equity investments.

Fair Values Measurement

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

Plan Assets Measured at Fair Value on a Recurring Basis

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Plan Assets
Common collective trusts	$—	$152,595	$—	$152,595
Money market fund	66,169	—	—	66,169
Limited partnerships	—	—	1,157	1,157

Total Assets	$66,169	$152,595	$1,157	$219,921

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

Level 3 Instruments Only

Year Ended December 31, 2009
Limited Partnerships
Balance, January 1, 2009	$9,867
Total realized and unrealized losses:
Included in earnings	(383)
Purchases, sales and settlements, net	(8,327)
Transfers in(out) of Level 3	—

Balance, December 31, 2009	$1,157

Change in unrealized gains (losses) included in earnings related to financial instruments held at December 31, 2009	$(383)

Expected future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
2010	$14,436	$3,887
2011	14,422	4,258
2012	14,142	4,378
2013	13,432	5,191
2014	13,675	5,425
2015 - 2019	64,294	27,320

In 2010, $0.9 million in contributions are expected to be made to the pension plans, and $1.9 million in contributions are expected to be made to the other postretirement benefit plans.

Note 15

Mortgage Servicing Rights (MSR)

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

Upon adoption of ASU 2009-16 and ASU 2009-17, certain mortgage loans that have been securitized and accounted for as a sale will be subject to consolidation and accounted for as a secured borrowing. Accordingly, effective January 1, 2010, mortgage securitization trusts that contain approximately $1.6 billion of mortgage loans will be consolidated and the retained interests and mortgage servicing rights related to these newly consolidated trusts will be eliminated in consolidation. See “Note 1- Significant Accounting Policies” for expected financial statement impact and see “Note 20- Securitizations” for further information about the accounting for securitized loans.

The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements.

The following table sets forth the changes in the fair value of mortgage servicing rights during the year ended December 31, 2009 and December 31, 2008:

Mortgage Servicing Rights:	2009	2008
Balance, beginning of period	$150,544	$247,589
Acquired in acquisitions (1)	109,538	—
Originations	16,173	—
Sales	—	(2,801)
Change in fair value, net	(36,604)	(94,244)

Balance at December 31	$239,651	$150,544

Ratio of mortgage servicing rights to related loans serviced for others	0.81%	0.66%
Weighted average service fee	0.29	0.28

(1)	Related to the Chevy Chase Bank acquisition completed on February 27, 2009.

Fair value adjustments to the MSRs for the year ended December 31, 2009 and 2008 included decreases of $31.1 million and $21.7 million, respectively, due to run-off, and decreases of $5.5 million and $72.5 million, respectively, due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the MSRs at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Weighted average prepayment rate (includes default rate)	17.61%	26.65%
Weighted average life (in years)	5.15	3.2
Discount rate	11.46%	11.14%

The decrease in the weighted average prepayment rate, and the increase in the weighted average life, were both driven by a reduction in voluntary attrition due to market conditions. The increase in the discount rate from 2008 is due to inclusion of Chevy Chase Bank during 2009.

At December 31, 2009, the sensitivities to immediate 10.9% and 20.8% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $10.8 million and $20.7 million, respectively.

At December 31, 2009, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $10.9 million and $21.8 million, respectively.

As of December 31, 2009, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $43.0 billion, of which $30.3 billion was serviced for investors other than the Company. The Chevy Chase Bank acquisition added $16.8 billion to the mortgage loan servicing portfolio, of which $9.7 billion was serviced for other investors. As of December 31, 2008, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $32.2 billion, of which $23.0 billion was serviced for investors other than the Company.

The Company has been notified by the insurer of certain Chevy Chase Bank mortgage securitization transactions that it will be removed as servicer of mortgage loans with an aggregate unpaid principal balance of $3.1 billion as of December 31, 2009. The fair value of mortgage servicing rights at December 31, 2009 reflects the expected loss of servicing and the Company recorded a write-down of $26.4 million associated with the notification and the impact is included in the “Change in fair value, net” line in the table above.

Note 16

Restructuring

During 2007, the Company announced a broad-based initiative to reduce expenses and improve the competitive cost position of the Company. Restructuring initiatives leverage the capabilities of recently completed infrastructure projects in several of the Company’s businesses. The scope and timing of the cost reductions are the result of an ongoing, comprehensive review of operations within and across the Company’s businesses, which began early in 2007.

The Company completed the 2007 Company initiative during 2009. Total incurred charges exceeded the original estimate of $300.0 million by $63.3 million. The increase occurred because the Company has extended the initiative due to the continued economic deterioration. Approximately half of these charges were related to severance benefits, while the remaining charges were associated with items such as contract and lease terminations and consolidation of facilities and infrastructure.

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

Restructuring expenses associated with continuing operations were comprised of the following:

	Chevy Chase Bank Acquisition	2007 Company Initiative
	Year ended December 31, 2009	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Restructuring expenses:
Employee termination benefits	$28,833	$46,940	$85,949	$86,714
Communication and data processing	—	766	2,171	6,628
Supplies and equipment	—	3,201	2,473	20,246
Occupancy	—	21,895	9,052	1,057
Other	—	17,760	34,819	23,592

Total restructuring expenses	$28,833	$90,562	$134,464	$138,237

Employee termination benefits included for the 2007 company initiative charges for executives of the Company of $10.8 million and charges for associates of $36.1 million for the year ended December 31, 2009.

The Company made $71.0 million ($64.9 million related to 2007 initiative and $6.1 million related to the Chevy Chase Bank acquisition) and $100.8 million in cash payments for restructuring charges for the year ended December 31, 2009 and 2008, respectively, that related to employee termination benefits.

Restructuring accrual activity for the year ended December 31, 2009 and 2008 was as follows:

	Chevy Chase Bank Acquisition	2007 Company Initiative
	Year ended December 31, 2009	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Restructuring accrual activity:
Balance, beginning of period	$—	$92,749	$67,961	$—
Restructuring charges	28,833	90,562	134,464	138,237
Cash payments	(6,083)	(64,900)	(100,823)	(37,165)
Noncash write-downs and other adjustments	2,440	3,788	(8,853)	(33,111)

Balance, end of period	$25,190	$122,199	$92,749	$67,961

Note 17

Other Non-Interest Expense

The following table represents the components that comprise other non-interest expense:

	Year Ended December 31
	2009	2008	2007
Professional services	$795,952	$805,902	$772,022
Collections	599,179	568,552	560,075
Fraud losses	85,938	105,627	123,028
Bankcard association assessments	215,017	195,469	181,076
Core deposit intangible amortization	215,941	191,573	212,107
Other	628,643	290,751	538,527

Total	$2,540,670	$2,157,874	$2,386,835

Note 18

Income Taxes

The Company accounts for income taxes in accordance with ASC740-10/SFAS 109, recognizing the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements using the provisions of enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31
	2009	2008	2007
Current income tax provision:
Federal taxes	$278,304	$1,068,846	$1,613,909
State taxes	34,724	53,218	82,468
International taxes	22,382	32,014	53,721

Total current provision (benefit)	$335,410	$1,154,078	$1,750,098

Deferred income tax provision:
Federal taxes	$9,175	$(643,488)	$(462,193)
State taxes	(6,363)	(3,202)	(12,318)
International taxes	11,263	(10,286)	2,250

Total deferred provision (benefit)	$14,075	$(656,976)	$(472,261)

Total income tax provision	$349,485	$497,102	$1,277,837

Income tax benefits of $792.9 million, $31.7 million and $121.9 million in 2009, 2008 and 2007, respectively, were allocated directly to reduce goodwill from acquisitions.

Income tax benefit reported in shareholders’ equity was as follows:

	Year Ended December 31
	2009	2008	2007
Foreign currency translation gains (losses)	$(8,634)	$6,597	$2,679
Net unrealized securities gains (losses)	520,302	(421,011)	25,780
Net unrealized derivative gains (losses)	60,904	28,095	(63,804)
Adoption of FAS 158 (ASC 715/SFAS 158)	—	(317)	6,378
Employee stock plans	16,074	11,071	(53,041)
Employee retirement plans	7,307	(54,907)	17,675

Total current provision (benefit)	$595,953	$(430,472)	$(64,333)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense was:

	Year Ended December 31
	2009	2008	2007
Income tax at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	2.40	3.45	0.68
Resolution of federal income tax issues and audits	(4.63)	—	(0.31)
Recognition of foreign tax credits	—	—	(1.78)
Other foreign tax differences, net	(0.20)	1.97	(0.03)
Goodwill impairment	—	47.67	—
Other, including nontaxable income and general business tax credits	(6.41)	(2.62)	(0.54)

Income taxes	26.16%	85.47%	33.02%

During 2009, 2008 and 2007, the Company’s income tax expense was reduced by $61.9 million, zero and $12.0 million, respectively, due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service (“IRS”). This reduction represented the release of previous accruals for potential audit and litigation adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	December 31
	2009	2008
Deferred tax assets:
Allowance for loan and lease losses	$1,496,130	$1,631,883
Unearned income	205,637	236,043
Net unrealized losses on securities and derivative instruments	—	494,580
Employee stock plans	147,127	144,073
Rewards & sweepstakes programs	473,201	501,817
Valuation difference of acquired loans	689,755	82,205
Employee benefits	122,457	68,278
Securitizations	91,114	12,850
Property & equipment	—	3,753
Foreign tax credit carryforward	131,129	131,129
Other assets	464,133	246,022

Subtotal	3,820,683	3,552,633
Valuation allowance	(108,516)	(67,671)

Total deferred tax assets	3,712,167	3,484,962
Deferred tax liabilities:
Original issue discount	714,557	605,769
Property & equipment	38,895	—
Prepaid expenses	9,143	8,281
Leasing activities	23,450	23,919
Core deposit and other intangibles	406,082	367,973
Servicing assets	83,456	55,035
Net unrealized gains on securities and derivative instruments	31,667	—
Other foreign deferred taxes	38,937	18,964
Other liabilities	89,749	77,939

Total deferred tax liabilities	1,435,936	1,157,880

Net deferred tax assets	$2,276,231	$2,327,082

The Company has an acquired Federal net operating loss carryforward of $249.7 million attributable to Chevy Chase Bank that expires in 2028. Under IRS rules, the Company’s ability to utilize this loss against future income is limited to $33 million per year. The Company has state net operating loss carryforwards with a tax value of $113 million that expire from 2010 to 2029. The Company has a foreign net operating loss carryforward of $15.3 million with no expiration date. The Company has foreign tax credit carryforwards of $131.1 million that expire in 2014 through 2018.

The valuation allowance was increased by $40.8 million to adjust the tax benefit of certain state deferred tax assets and net operating loss carryforwards to the amount the Company has determined is more likely than not to be realized.

The deferred tax liability for original issue discount represents interchange, late fees, cash advance fees and overlimit fees. These items are generally treated as original issue discount (“OID”) for tax purposes and recognized over the life of the related credit card receivables. These items are recognized in the income statement as income in the year earned. For income statement purposes, late fees are reported as interest income, and interchange, cash advance fees and overlimit fees are reported as non-interest income.

	December 31
	2009	2008
Deferred revenue:
OID—late fees	$512,023	$774,403
OID—all other	1,460,687	905,031

Gross deferred tax liability	1,972,710	1,679,434

Net federal deferred tax liability	$714,557	$605,769

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109 (“ASC 740-10/FIN 48”), effective January 1, 2007. As a result of the adoption, the Company recorded a $29.7 million reduction in retained earnings.

ASC 740-10/FIN 48 clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10/FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During 2009, 2008 and 2007, $(7.5) million, $30.5 million and $34.3 million, respectively, of net interest was included in income tax expense. The accrued balance of interest and penalties related to unrecognized tax benefits is presented in the table below.

A reconciliation of the change in unrecognized tax benefits from January 1, 2008 to December 31, 2009 is as follows:

	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance at January 1, 2008	$540,502	$140,237	$680,739
Additions for tax positions related to the current year	21,185	—	21,185
Additions for tax positions related to prior years	49,255	46,985	96,240
Reductions for tax positions related to prior years due to IRS and other settlements	(53,879)	(11,727)	(65,606)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	13,563	498	14,061
Other reductions for tax positions related to prior years	(9,546)	(174)	(9,720)

Balance at December 31, 2008	$561,080	$175,819	$736,899
Additions for tax positions related to the current year	7,777	—	7,777
Additions for tax positions related to prior years	43,217	35,432	78,649
Reductions for tax positions related to prior years due to IRS and other settlements	(255,147)	(110,059)	(365,206)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	6,906	1,711	8,617
Reductions resulting from lapsing statutes of limitation	(4,941)	(2,327)	(7,268)

Balance at December 31, 2009	$358,892	$100,576	$459,468

Portion of balance at December 31, 2009 that, if recognized, would impact the effective income tax rate	$109,346	$66,919	$176,265

The Company is subject to examination by the IRS and other tax authorities in certain countries and states in which the Company has significant business operations. The tax years subject to examination vary by jurisdiction. The IRS is currently examining the Company’s federal income tax returns for the years 2007 and 2008. During 2009, the IRS concluded its examination of the Company’s federal income tax returns for the years 2005 and 2006, and its examinations of the final separate federal income tax returns for certain acquired subsidiaries. During 2009 and 2008, the Company made cash payments to the IRS related to these concluded examinations which resulted in a reduction of approximately $194.5 million and $34.1 million, respectively, to the balance of net unrecognized tax benefits.

During 2009, the U.S. Tax Court issued a decision with respect to certain tax issues for the years 1995-1999, with both parties prevailing on certain issues. At issue are proposed adjustments by the IRS with respect to the timing of recognition of items of income and expense derived from the Company’s credit card business in various tax years. As a result of the Tax Court decision, the Company reduced the amount of unrecognized tax benefits by approximately $69.3 million. The time period for an appeal by each party of the Tax Court decision is pending and the ultimate outcome may also impact tax years after 1999. It is reasonably possible that a settlement related to these timing issues may be made within twelve months of the reporting date. At this time, an estimate of the potential change to the amount of unrecognized tax benefits resulting from such a settlement cannot be made.

As of December 31, 2009, U.S. income taxes and foreign withholding taxes have not been provided on approximately $231.9 million of unremitted earnings of subsidiaries operating outside the U.S., in accordance with APB Opinion No. 23, Accounting for Income Taxes—Special Areas (ASC 740-30/APB 23). These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, the Company could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2009, U.S. income taxes have not been provided for approximately $286.5 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork Bancorporation, Inc. and the acquisition of Chevy Chase Bank, F.S.B., are subject to recapture in the unlikely event that CONA, as successor to North Fork Bank and Chevy Chase Bank, makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

Note 19

Derivative Instruments and Hedging Activities

The Company manages market risk within limits governed by its risk management policies as established by the Asset and Liability Management Committee (“ALCO”) and approved by the Board of Directors. The Company utilizes derivatives to manage and position its earnings and economic value of equity sensitivity within the approved limits. These derivatives are used to primarily manage risk related to changes in interest rates and to a lesser extent, foreign exchange rates. The Company uses a wide range of derivative instruments, including from time to time, interest rate swaps, interest rate caps, floors, options, futures and forward contracts to manage interest rate risk.

The Company is exposed to credit risk on its derivative positions, which it manages by establishing and monitoring limits as to the degree of risk that may be undertaken. The amount of credit risk is equal to the extent of the fair value gain in a derivative, as we may be unable to realize that if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, this generally indicates that the Company owes the counterparty, and therefore, has no repayment risk. The Company attempts to limit the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral agreements are generally required as well.

The Company predominantly uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. Many of the interest rate swaps used qualify as either fair value or cash flow hedges, each of which is discussed in more detail in the remainder of this Note.

The Company’s foreign currency denominated assets and liabilities expose it to foreign currency exchange risk. The Company enters into various foreign exchange derivative contracts for managing foreign currency exchange risk. Changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the items to which they are designated. Upon the adoption of ASU 2009-17 (ASC 810/SFAS 167) on January 1, 2010 and the resulting consolidation of certain securitization trusts, the Company becomes exposed to additional foreign currency exchange risk related to foreign denominated securities issued by the trusts. That risk is economically hedged by associated foreign exchange derivative contracts previously entered into by the trust. While those derivatives will not be designated as accounting hedges, the change in fair value of the derivatives is expected to largely offset the related foreign exchange gains or losses on the securities.

The Company has non-trading and trading derivatives that do not qualify as accounting hedges. These derivatives are in many cases associated with assets, liabilities, and securitization transactions or may be used outright to manage our interest rate risk exposures. These derivatives are carried at fair value and changes in value are included in current earnings.

The Company also enters into customer oriented derivative instruments. These transactions are provided as a service to our customers and the interest rate risk is typically offset with derivative trades to third party counterparties.

The following table provides the notional amount and fair values of the Company’s derivative instruments, by category, as of December 31, 2009:

	As of December 31, 2009
		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments
Cash flow interest rate contracts	$5,095,786	Other assets	$402	Other liabilities	$(90,726)
Cash flow foreign exchange contracts	1,576,363	Other assets	15,006	Other liabilities	(12,216)
Fair value interest rate contracts	17,288,776	Other assets	359,075	Other liabilities	(27,279)
Net investment foreign exchange contracts	53,321	Other assets	79	Other liabilities	—

Subtotal	$24,014,246		$374,562		$(130,221)

Derivatives not designated as hedging instruments
Trading interest rate contracts	$9,967,475	Other assets	$193,382	Other liabilities	$(173,279)
Non-Trading interest rate contracts	23,337,974	Other assets	493,492	Other liabilities	(77,336)
Non-Trading MSR interest rate contracts	935,000	Other assets	4,215	Other liabilities	(19,589)
Non-Trading other contracts	981,375	Other assets	3,622	Other liabilities	(6,707)

Subtotal	$35,221,824		$694,711		$(276,911)

Total derivatives	$59,236,070		$1,069,273		$(407,132)

(1)	The above table does not reflect $3.5 million recognized as a net credit valuation adjustment on derivative assets and liabilities for non-performance risk. Non-performance risk is reflected in other assets or other liabilities on the balance sheet and in other non-interest income on the income statement. For additional information, see the Non-Performance Risk section of this footnote.

Fair Value Hedges

The Company uses fair value hedges to hedge the exposure to changes in the fair value of certain financial assets and liabilities, which appreciate or depreciate in value primarily as a result of interest rate fluctuations. When an item is designated as the hedged item in a fair value hedge, the related interest rate appreciation or depreciation is recognized in current earnings; however, the income or loss generated will generally be offset by the change in fair value of the derivative instrument, which is also recognized in current earnings.

The Company has entered into interest rate swap agreements, designated as fair value hedges, that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s senior notes, subordinated notes and U.S. Agency investments from fixed rates to variable rates with maturities ranging from 2010 to 2019. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement.

During 2009, the Company entered into interest rate swap agreements, also designated as fair value hedges that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s brokered CD liabilities from fixed rate to variable rates with maturities ranging from 2010 to 2018. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement.

The Company has entered into forward exchange contracts to hedge foreign currency denominated investments against fluctuations in exchange rates. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk of adverse effects of movements in exchange rates.

Cash Flow Hedges

The Company uses cash flow hedges to hedge the exposure to variability in the cash flows of a forecasted transaction. Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive income, a separate component of stockholders’ equity. The Company has entered into interest rate swap agreements, designated as cash flow hedges, that effectively modify the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate debt with maturities ranging from 2010 to 2013. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement.

The Company has also entered into interest rate swap agreements, designated as cash flow hedges, that effectively modify the Company’s exposure to interest rate risk by converting floating rate assets to fixed rate assets, with maturities in 2013. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements.

The Company has entered into forward exchange contracts to reduce the Company’s sensitivity to foreign currency exchange rate changes on its foreign currency denominated loans. The forward rate agreements allow the Company to “lock-in” functional currency equivalent cash flows associated with the foreign currency denominated loans.

At December 31, 2009, the Company expects to reclassify $25.8 million of net losses, after tax, on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months terminated swaps are amortized and as interest payments and receipts on derivative instruments occur. This amount could change in future periods if the Company decides to terminate additional swaps in the context of managing its overall market risk profile.

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

These derivatives do not qualify as accounting hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings in non-interest income.

Non-Trading Interest Rate Contracts

The Company uses interest rate swaps to manage interest rate sensitivity related to the Company’s non-mortgage securitization programs. The Company enters into interest rate swaps with its securitization trust and essentially offsets the derivative with separate interest rate swaps with third parties. The Company is exposed to higher credit risk related to interest rate swaps with the trust, and has charged a higher rate to offset this risk. The trust is unable to post collateral because of its QSPE status. At December 31, 2009, the Company had a $22.3 million valuation allowance on the derivative receivable from the trust, representing counterparty credit risk. Upon consolidation of the trust on January 1, 2010 due to the adoption of AU 2009-17 (ASC 810/SFAS 167), the interest rate swap agreements between the Company and its credit card master trust will be considered intercompany agreements and any related receivables and payables are eliminated in consolidation. On December 31, 2009, the interest rate swaps with third parties were terminated and replaced with similar agreements at current fixed interest rates. The replacement interest rate swaps will be designated as cash flow hedges converting floating rate debt of the trust to fixed rate debt in connection with the consolidation of the trust, and the corresponding debt securities issued to third parties. See “Note 1- Significant Accounting Policies” for additional information.

The Company uses interest rate cap agreements and reciprocal basis swap agreements in conjunction with the securitization of certain payment option mortgage loans. The interest rate cap agreements limit the Company’s exposure to interest rate risk by providing for payments to be made to the Company by third parties when the one-month LIBOR rate exceeds the applicable strike rate. These agreements have individual predetermined notional schedules and stated expiration dates, and relate to both currently outstanding and previously called securitization transactions. The reciprocal basis swap agreements are held with external counterparties and are structured to mirror the basis swap agreements within securitization programs. The basis swaps in the securitization structures fund the payment of uncapped floating rate interest to note holders in the trust. While payments on the basis swaps and the reciprocal basis swaps may be similar in amounts, the Company is not a party to any of the derivative contracts between the derivative providers and the securitization trusts. Upon consolidation of certain of the payment option mortgage loan securitization trusts due to the adoption of ASU 2009-17 (ASC 810/SFAS 167) on January 1, 2010, applicable basis swap agreements will be included on the Company’s consolidated balance sheet at their estimated fair values and will largely be offset by the fair values of the related reciprocal basis swaps. See “Note 1- Significant Accounting Policies” for additional information.

The Company uses interest rate swaps in conjunction with its auto securitizations. These swaps have zero balance notional amounts unless the pay down of auto securitizations differs from its scheduled amortization.

The Company enters into commitments to originate loans whereby the interest rate of the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intends to sell in the secondary market as well as corresponding commitments to sell if any are considered freestanding derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of other non-interest income. Interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are determined based on current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loans will fund within the terms of the commitment. The initial value inherent in the loan commitments at origination is recognized through gain on sale of loans when the underlying loan is sold. The interest rate lock commitments along with the related commitments to sell, if any are recorded at fair value with changes in fair value recorded in current earnings as a component of gain on sale of loans. As of December 31, 2009, the Company has $215.1 million in loan commitments. The Company did not have any loan commitments as of December 31, 2008.

These derivatives do not qualify as accounting hedges and are recorded on the balance sheet at fair value with changes in value included in current earnings in non-interest income.

Non-Trading Other Contracts

The Company uses interest rate swaps, To Be Announced (“TBA”) forward contracts and futures contracts in conjunction with hedging the economic risk associated with its mortgage servicing rights portfolio. These derivatives are designed to offset changes in the fair value of mortgage servicing rights attributable to interest rate fluctuations. Changes in the fair value of mortgage servicing rights and changes in the fair value of related derivatives are both recognized in mortgage servicing and other income.

The Company uses TBA forward contracts and whole loan commitments in conjunction with its interest rate locks and held-for-sale fixed rate mortgages (collectively “mortgage commitments”). These derivatives are designed to provide a known future price for these mortgage commitments.

The following table shows the effect of the Company’s derivative instruments, by category, on the income statement for the year ended December 31, 2009:

Derivatives in Fair Value Hedging Relationships

	Location of Gain/(Loss) in Income on Derivative	Gain/(Loss) in Income on Derivative	Hedged Items in Fair Value Hedge Relationship	Location of Gain/(Loss) Recognized in Income on Related Hedged Item	Gain/(Loss) Recognized in Income on Related Hedged Items	Net Gain/(Loss)
For Year Ended December 31, 2009
Interest rate contracts	Other non-interest income	$2,493	Available for sale securities	Other non-interest income	$(2,493)	$—
Interest rate contracts	Other non-interest income	(268,231)	Fixed-rate debt	Other non-interest income	$294,118	$25,887

		$(265,738)			$291,625	$25,887

Cash Flow Hedging Relationships

	Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from OCI into Income	Gain/(Loss) Reclassified from OCI into Income	Location of Gain/(Loss) Recognized in Income (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
For Year Ended December 31, 2009
Interest rate contracts	$175,448	Interest income (expense)	$(88,665)	Other non- interest income	$(685)
Foreign exchange contracts	10,982	Other non-interest income	(3,570)	N/A	—

	$186,430		$(92,235)		$(685)

Net Investment Hedging Relationships

	Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For Year Ended December 31, 2009
Foreign exchange contracts	$(6,855)	N/A	$—	N/A	$—

Derivatives Not Designated as Hedging Instruments

For Year Ended December 31, 2009	Location of Gain (Loss) in Income	Gain (Loss) in Income
Trading interest rate contracts	Other non-interest income	$1,916
Non-Trading interest rate contracts	Other non-interest income	14,672
Non-Trading MSR interest rate contracts	Mortgage servicing and other	(26,634)
Non-Trading other contracts	Mortgage servicing and other	(3,485)
Non-Trading other contracts	Other non-interest income	(4,969)

Subtotal		$(18,500)

Credit Default Swaps

The Company has credit exposure resulting from swap agreements related to loss mitigation for certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. The maximum credit exposure from these swap agreements is $32.7 million and $37.5 million as of December 31, 2009 and 2008, respectively. The fair value of the Company’s obligations under the swap agreements was $18.3 million and $20.8 million, at December 31, 2009 and 2008, respectively, and is recorded as other liabilities. See “Note 20- Securitizations” for additional information about manufactured housing securitization transactions.

Credit Risk Related Contingency Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below investment grade, it would be in violation of those provisions, and the counterparties of the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2009, is $407.1 million for which the Company has posted collateral of $94.8 million, which consists of a combination of securities and cash. If the credit-risk-related features underlying these agreements had been triggered due tot the Company’s credit rating falling one level below the current rating on December 31, 2009, the Company would be required to post an additional $28.1 million of collateral to its counterparties.

Non-Performance Risk

Non-performance risk refers to the risk that an obligation will not be fulfilled. It affects the calculation of the estimated fair value of derivative liabilities and includes the Company’s own credit risk. The Company calculates nonperformance risk by comparing its own CDS spreads to the discount benchmark curve and applying the difference to the netted uncollateralized obligation. During 2009, the Company recorded a $1.2 million reduction to the fair value of derivative liabilities with a corresponding increase to other non-interest income to reflect nonperformance risk. The Company also includes counterparty credit risk in the calculation of the estimated fair value of derivative assets by comparing counterparty credit default swap spreads to the discount benchmark curve and applying the difference to the netted uncollateralized exposure. During 2009, the Company recorded a $4.7 million credit valuation allowance to reduce the fair value of derivative assets with a corresponding reduction to other non-interest income.

Note 20

Securitizations

The Company engages in securitization transactions for funding purposes. The Company receives the proceeds from third party investors for securities issued from the Company’s securitization trusts which are collateralized by transferred receivables from the Company’s portfolio. The Company removes loans from the reported financial statements when securitizations qualify as sales in accordance with ASC 860-10/SFAS 140. Alternatively, when the transfer is not considered a sale but is rather considered a secured borrowing, the assets will remain on the Company’s reported financial statements with an offsetting liability recognized for the amount of proceeds received.

The Company uses QSPEs to conduct off-balance sheet securitization activities and SPEs that are considered VIEs to conduct other securitization activities. Interests in the securitized and sold loans may be retained in the form of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The Company also retains a transferor’s interest in certain of the securitized non-mortgage loan receivables transferred to the trusts which is carried on a historical cost basis and reported as loans held for investment on the Consolidated Balance Sheet.

The Company primarily accounted for loan securitization transactions as sales and accordingly, the transferred loans were removed from the consolidated financial statements as of and for the years ending December 31, 2009, 2008 and 2007. However, beginning January 1, 2010, the Company will consolidate certain securitization trusts pursuant to the adoption of ASU 2009-17 (ASC 810/SFAS 167) and the securitization of loan receivables related to these newly consolidated trusts will be accounted for as a secured borrowing rather than as a sale. The retained interests in securitized assets will be eliminated or reclassified, generally as loan receivables, accrued interest receivable or restricted cash, as appropriate. See “Note 1- Significant Accounting Policies” for expected financial statement impact.

Accounts Receivable from Securitizations

The following provides details of accounts receivable from securitizations as of December 31, 2009 and 2008:

	2009			2008
As of December 31	Non Mortgage	Mortgage(2)	Total	Non Mortgage (3)
Interest-only strip classified as trading	$22,038	$222,568	$244,606	$140,993
Retained interests classified as trading:
Retained notes	572,474	—	572,474	407,113
Cash collateral	138,336	2,993	141,329	169,126
Investor accrued interest receivable	898,267	—	898,267	—

Total retained interests classified as trading	1,609,077	2,993	1,612,070	576,239
Retained notes classified as available for sale	2,087,864	—	2,087,864	753,153
Other retained interests	—	12,124	12,124	831,275

Total retained residual interests	3,718,979	237,685	3,956,664	2,301,660
Collections on deposit for off balance sheet securitizations (1)	3,172,231	(411)	3,171,820	3,313,493
Collections on deposit for secured borrowings	501,113	—	501,113	727,601

Total Accounts Receivable from Securitizations	$7,392,323	$237,274	$7,629,597	$6,342,754

(1)	Collections on deposit for off-balance sheet securitizations include $2.2 billion and $1.8 billion of principal collections accumulated for expected maturities of securitization transactions as of December 31, 2009 and 2008, respectively. Collections on deposit for off-balance sheet securitizations are shown net of payments due to investors for interest on the notes.
(2)	The mortgage securitization transactions relate to Chevy Chase Bank acquisition which occurred on February 27, 2009.
(3)	Certain prior period amounts have been reclassified to conform to current period presentation. Investor accrued interest receivable of $833.9 million as of December 31, 2008 was included in other retained interests.

Off-Balance Sheet Securitizations – Non Mortgage

Off-balance sheet securitizations involve the transfer of pools of loan receivables by the Company to one or more third-party trusts or QSPEs in transactions that are accounted for as sales in accordance with ASC 860-10/SFAS 140. In order to maintain QSPE status, the trusts can engage only in limited business activities. Certain undivided interests in the pool of loan receivables are sold to external investors as asset-backed securities in public underwritten offerings or private placement transactions. The proceeds from off-balance sheet securitizations are distributed by the trusts to the Company as consideration for the loan receivables transferred. Each new off-balance sheet securitization results in the removal of principal loan receivables equal to the sold undivided interests in the pool of loan receivables (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale. Securities held by external investors totaling $42.8 billion and $44.3 billion as of December 31, 2009 and 2008, respectively, represent undivided interests in the pools of loan receivables.

The remaining undivided interests in principal receivables and the related unpaid billed finance charge and fee receivables are considered transferor’s interest which is retained by the Company and continues to be reported as loans held for investment on the Consolidated Balance Sheet. The amount of transferor’s interest fluctuates as the accountholders make principal payments and incur new charges on the accounts. Transferor’s interest was $11.4 billion and $13.5 billion as of December 31, 2009 and 2008, respectively.

The Company’s retained interests in the off-balance sheet securitizations are recorded in accounts receivable from securitizations and are comprised of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The Company’s retained residual interests are generally restricted or subordinated to investors’ interests and their value is subject to substantial credit, repayment and interest rate risks on transferred assets if the off-balance sheet receivables are not paid when due. As such, the interest-only strip and retained subordinated interests are classified as trading assets, and changes in the estimated fair value are recorded in servicing and securitization income. Additionally, the Company may also retain senior tranches in the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. The retained senior tranches are classified as available for sale securities in accordance with ASC 320-10/SFAS 115, and changes in the estimated fair value are recorded in other comprehensive income.

During the years ended December 31, 2009, 2008 and 2007, the Company recorded a $160.7 million loss, a $260.0 million loss, and $6.3 million of income, respectively in earnings from changes in the fair value of retained interests. This was made up of the following items:

	2009	2008	2007
Interest only strip valuation changes	$(95,803)	$(224,756)	$13,778
Fair value adjustments related to spread accounts (1)	3,219	(2,970)	(16,875)
Fair value adjustments related to investors’ accrued interest receivable	(11,031)	—	—
Fair value adjustments related to retained subordinated notes	(57,118)	(32,319)	9,405

Total income statement impact	$(160,733)	$(260,045)	$6,308

(1)	For the credit card trusts, the amount of cash held in spread accounts decreased from $164.4 million as of December 31, 2008 to $161.1 million as of December 31, 2009. While spread account funding triggers for some trusts have been reached, an early amortization event is not triggered for the majority of the card trusts until the three month average excess spread is less than 0%. Three month average excess spread for the credit card trusts ranged from 5.5% to 12.1% as of December 31, 2009.

The changes in the fair value of retained interests are primarily driven by rate assumption changes and volume fluctuations.

All of these retained residual interests may be subject to loss in the event assumptions used to determine the estimated fair value do not prevail, or if borrowers default on the related securitized receivables and the Company’s retained subordinated tranches are used to repay investors. See the table below for key assumptions and sensitivities for retained interest valuations.

In addition to the retained residual interests, the Company also has receivables from the trusts related to interest rate derivatives. These are shown as derivative receivables in other assets. Due to the deterioration of performance in the trusts in 2009 and the inability of the trusts to post collateral, the Company has recorded a valuation allowance for these receivables. See “Note 19- Derivative Instruments and Hedging Activities” on derivatives for further details.

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

Upon adoption of ASU 2009-16 and ASU 2009-17, the Company expects that predominately all credit card and installment loans that have been securitized and accounted for as a sale will be subject to consolidation and accounted for as a secured borrowing. Accordingly, effective January 1, 2010, securitization trusts that contain approximately $47.6 billion of credit card and other consumer loans and the corresponding securities issued to third party investors are expected to be consolidated at their carrying values. The retained interests related to these newly consolidated trusts are expected to be eliminated or reclassified as loan receivables, accrued interest or restricted cash in consolidation, see “Note 1- Significant Accounting Policies” for expected financial statement impact.

Key Assumptions for Retained Interest Valuations

The key assumptions used in determining the fair value of the interest-only strip and other retained residual interests resulting from securitizations of loan receivables completed during the period include the weighted average ranges for net charge-off rates, principal payment rates, lives of receivables and discount rates included in the following table. The net charge-off rates are determined using forecast net charge-offs expected for the trust calculated consistently with other company net charge-off forecasts. The principal repayment rate assumptions are determined using actual and forecast trust principal payment rates based on the collateral. The lives of receivables are determined as the number of months necessary to repay the investors given the principal payment rate assumptions. The discount rates are determined using primarily trust specific statistics and forward rate curves, and are reflective of what market participants would use in a similar valuation. Additionally accrued interest receivable, cash reserve and spread accounts are discounted over the estimated life of the assets.

	2009	2008
Weighted average life for receivables (months)	7 to 9	7 to 8
Principal repayment rate (weighted average rate)	13% to 16%	15% to 16%
Charge-off rate (weighted average rate)	9% to 10%	6% to 7%
Interest-only strip discount rate (weighted average rate)	12% to 15%	12% to 18%
Retained Interests discount rate (weighted average rate)	8% to 12%	10% to 15%

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

Key Assumptions and Sensitivities for Retained Interest Valuations

As of December 31	2009		2008(1)
	Interest-only strip	Retained Interests	Interest-only strip	Retained Interests
Interest-only strip/ Retained Interests	$22,038	$3,696,942	$140,993	$1,329,392

Weighted average life for receivables (months)	7	7	8	8

Principal repayment rate (weighted average rate)	16%	16%	16%	16%
Impact on fair value of 10% adverse change	$743	$(5,335)	$(7,939)	$(28,014)
Impact on fair value of 20% adverse change	$1,516	$(8,316)	$(12,917)	$(29,784)

Charge-off rate (weighted average rate)	10%	10%	7%	7%
Impact on fair value of 10% adverse change	$(9,403)	$(5,597)	$(77,577)	$(8,043)
Impact on fair value of 20% adverse change	$(10,673)	$(11,777)	$(112,089)	$(16,086)

Discount rate (weighted average rate)	12%	8%	18%	15%
Impact on fair value of 10% adverse change	$(1,179)	$(11,416)	$(668)	$(15,829)
Impact on fair value of 20% adverse change	$(2,330)	$(23,019)	$(1,327)	$(31,564)

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.

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

Cash Flows Related to the Off-Balance Sheet Securitizations

The Company receives proceeds from the trusts for off-balance sheet loans that are transferred and sold to external investors. The sources of funds available to pay principal and interest on the asset-backed securities sold to investors include collections of both principal receivables and finance charge and fee receivables, credit enhancements such as subordination, spread accounts or reserve accounts and derivative agreements, including interest rate and currency swaps.

Collections of principal are generally returned to the Company as these collections are reinvested in the purchase of new principal loan receivables (“revolving securitization”). However, the Company is required to remit principal collections to the trust when the securitization transaction is scheduled to mature or earlier if an early amortization event has occurred. Securitization transactions may amortize earlier than scheduled due to certain early amortization triggers, which could require the Company to fund spread accounts, and reduce the value of its retained residual interests. In this event, the Company would also be funding spread accounts related to the trust. In addition, the Company loses the securitization as a funding source as the securities are repaid ahead of their original schedule and likely loses the ability to securitize similar receivables in the future at desirable rates. Additionally, early amortization of securitization structures would require the Company to record higher allowance for loan losses and would also have a significant impact on the ability of the Company to meet regulatory capital adequacy requirements. See “Note 1- Significant Accounting Policies” and “Note 23-Regulatory Matters” for additional information regarding capital adequacy requirements.

The Company is currently involved in two amortizing installment loan securitization programs. One of these installment loan trusts breached an additional amortization trigger within the first quarter of 2009, due to the performance of the loans within the trust. The Company began securitizing unsecured installment loans beginning in 1997 and a final addition into the trust occurred in early 2007. The trust has outstanding securities issued to external investors totaling $172.3 million and $441.9 million as of December 31, 2009 and 2008, respectively. The impact of breaching the amortization trigger resulted in the trust moving from a pro rata amortization to a sequential amortization, which means that the Company is no longer receiving pro rata cash allocations on the retained subordinated tranches that it holds. The Company has no requirements to provide the trust with additional funding or to transfer additional receivables. As of December 31, 2009, the Company has funded $20.3 million in a cash reserve account and holds a retained subordinated note with a face amount of $12.0 million, which together represent our maximum exposure to loss. The cash reserve account is carried at a fair value of $17.9 million as of December 31, 2009 with fair value adjustments to date of $2.4 million recorded in earnings. The retained subordinated note is carried at a fair value of $10.5 million as of December 31, 2009 with fair value adjustments of $1.5 million recorded in other comprehensive income. The change in amortization will not significantly impact the Company. The expected amortization period of this trust is fourteen months, which is consistent with the expected amortization period prior to hitting the trigger. No early amortization events related to the Company’s off-balance sheet securitizations have occurred for the years ended December 31, 2009, 2008 or 2007 with the exception of that described above.

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

The following provides the details of the cash flow related to securitization transactions for the years ended December 31, 2009 and 2008:

Year Ended December 31	2009	2008
Proceeds from new securitizations	$12,068,309	$10,046,699
Collections reinvested in revolving securitizations	70,895,890	85,351,341
Repurchases of accounts from the trust	9,210	251,776
Servicing fees received	879,271	956,163
Cash flows received on retained interests(1)	$5,252,263	$6,374,957

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the trust to the Company.

For the year ended December 31, 2009 the Company recognized gross gains of $40.6 million on both the public and private sale of $12.1 billion of loan principal receivables compared to gross gains of $58.4 million on the sale of $10.0 billion of loan principal receivables for the year ended December 31, 2008 and gross gains of $63.8 million on the sale of $12.6 billion of loans for the year ended December 31, 2007. These gross gains are included in servicing and securitizations income. In addition, the Company recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $48.9 million, $43.9 million, and $45.0 million for the years ended December 31, 2009, 2008, and 2007 respectively. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Supplemental Loan Information

Loans included in securitization transactions which qualify as sales under U.S. GAAP have been removed from the Company’s “reported” balance sheet, but are included within the “managed” financial information, as shown in the table below.

	Year Ended December 31
	2009		2008
	Loans Outstanding	Loans Delinquent	Loans Outstanding	Loans Delinquent
Managed loans	$136,802,902	$6,465,158	$146,936,754	$6,596,223
Securitization adjustments	(46,183,903)	(2,718,894)	(45,918,983)	(2,178,400)

Reported loans	$90,618,999	$3,746,264	$101,017,771	$4,417,823

	Average Loans	Net Charge-Offs	Average Loans	Net Charge-Offs
Managed loans	$143,514,416	$8,420,634	$147,812,266	$6,424,937
Securitization adjustments	(43,727,131)	(3,853,000)	(48,841,363)	(2,946,766)

Reported loans	$99,787,285	$4,567,634	$98,970,903	$3,478,171

Off-Balance Sheet Securitizations –Mortgage

The Company periodically sells various loan receivables through asset-backed securitizations, in which receivables which are transferred to trusts and certificates are sold to investors. The outstanding trust certificate balance at December 31, 2009 was $4.6 billion. There were no loans sold into new trusts during the period and no gains recognized during the period.

The Company continues to service and receive servicing fees on the outstanding balance of securitized receivables. The Company also retains rights, which may be subordinated, to future cash flows arising from the receivables. The Company generally estimates the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using management’s best estimates of the key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved. As of December 31, 2009, six of the twenty one securitization deals hit the cumulative loss triggers. As a result of hitting the cumulative loss trigger, the insurer has the right to replace the Company as servicer. The Company has been notified by the insurer of certain Chevy Chase Bank mortgage securitization transactions that it will be removed as servicer of mortgage loans with an aggregate unpaid principal balance as of December 31, 2009 of $3.1 billion. The fair value of mortgage servicing rights at December 31, 2009 reflects this expected loss of servicing.

In connection with the securitization of certain payment option arm mortgage loans, the Company is obligated to fund a portion of any “negative amortization” resulting from monthly payments that are not sufficient to cover the interest accrued for that payment period. For each dollar of negative amortization funded by the Company, the balance of certain mortgage-backed securities received by the Company as part of the securitization transaction increase accordingly. As the borrowers make principal payments, these securities receive their pro rata portion of those payments in cash, and the balances of those securities held by the Company are reduced accordingly. As funds are drawn, the Company records an asset in the form of negative amortization bonds, which are classified as securities held to maturity. The Company has also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 19- Derivative Instruments and Hedging Activities” for further details on these derivatives.

Upon adoption of ASU 2009-16 and ASU 2009-17, certain mortgage loans that have been securitized and accounted for as a sale will be subject to consolidation and accounted for as a secured borrowing. Accordingly, effective January 1, 2010, mortgage securitization trusts that contain approximately $1.6 billion of mortgage loans will be consolidated and the retained interests and mortgage servicing rights related to these newly consolidated trusts will be eliminated in consolidation. See “Note 1- Significant Accounting Policies” for expected financial statement impact and see “Note 15- Mortgage Servicing Rights” for further information about the accounting for mortgage servicing rights.

Key Assumptions and Sensitivities for Retained Interest Valuations

Servicing, securitization and mortgage servicing and other includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions.

For the year ended December 31, 2009, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

As of December 31, 2009 (1)
Interest-only strip/Retained Interests	$225,561

Weighted average life (in years)	3.4

Prepayment speed assumption	27.8%
Impact on fair value at 10% adverse change	$(4,502)
Impact on fair value at 20% adverse change	$(8,738)

Residual cash flow discount rate (annual)	11.5%
Impact on fair value at 10% adverse change	$(5,948)
Impact on fair value at 20% adverse change	$(11,570)

(1)	Mortgage related retained interests were acquired in connection with the Chevy Chase Bank acquisition during 2009.

Cash Flows Related to the Off Balance Sheet Mortgage Securitizations

The following table summarizes certain cash flows received from securitization trusts for the year ended December 31, 2009:

Year Ended December 31, 2009
Proceeds from new securitizations	$—
Servicing fees received	$15,926
Other cash flows received on retained interests	$79,279

Supplemental Loan Information

Principal balances of off balance sheet single family residential loans, delinquent amounts and net credit losses being serviced by the Company for the year ended December 31, 2009, were as follows:

As of December 31, 2009
Total Principal Amount of Loans	$4,642,142

Principal Amount of Loans Past Due 90 Days or More or Non-Performing	$1,246,809

Net Credit Losses
Year ended December 31, 2009	$217,444

Information in the tables is included only for the year ended December 31, 2009 and no prior periods due to the fact that the Company purchased Chevy Chase Bank on February 27, 2009.

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

Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest predominantly at fixed rates and mature between January 2010 and August 2011, but may mature earlier or later, depending upon the repayment of the underlying auto loans. At December 31, 2009 and 2008, $4.0 billion and $7.5 billion, respectively, of the external secured borrowings were outstanding. At December 31, 2009 and 2008, the auto loans within the trust totaled $4.2 billion and $7.8 billion. The difference primarily represents over collateralization of loans that are expected to be returned to the Company as investors receive payment of principal and the over collateralization requirement is reduced.

The Company is required to remit principal collections to the trust when the securitization transaction is scheduled to mature or earlier if an amortization event has occurred. No early amortization events related to the Company’s securitizations accounted for as secured borrowings have occurred for the years ended December 31, 2009 and 2008, respectively.

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

The Company was required to fund letters of credit in 2004 to cover losses, and is obligated to fund future amounts under swap agreements for certain transactions. The Company also has the right to receive any funds remaining in the letters of credit after the securities are released. The amount funded under the letters of credit was $204.5 million and $220.8 at December 31, 2009 and 2008 respectively. The fair value of the expected residual balances on the funded letters of credit was $46.0 million and $11.1 million at December 31, 2009 and 2008, respectively, and is included in other assets on the Consolidated Balance Sheet. The Company’s maximum exposure under the swap agreements was $32.7 million and $37.5 million at December 31, 2009 and 2008, respectively. The value of the Company’s obligations under these swaps was $18.3 million and $20.8 million at December 31, 2009 and 2008, respectively, and is recorded in other liabilities on the Consolidated Balance Sheet.

The principal balance of manufactured housing securitization transactions where the Company is the residual interest holder was $1.5 billion and $1.7 billion as of December 31, 2009 and 2008, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to the Company and approximately $420.3 million of loans receivable would be assumed by the Company upon its execution of the clean-up call and the Company would be required to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

Management monitors the underlying assets for trends in delinquencies and related losses and reviews the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Securitization Guarantees

In connection with certain installment loan securitization transactions, the transferee (off-balance sheet special purpose entity receiving the installment loans) entered into interest rate hedge agreements (the “swaps”) with a counterparty to reduce interest rate risk associated with the transactions. In connection with the swaps, the Company entered into letter agreements guaranteeing the performance of the transferee under the swaps. If at any time the Class A invested amount equals zero and the notional amount of the swap is greater than zero resulting in an “Early Termination Date” (as defined in the securitization transaction’s Master Agreement), then (a) to the extent that, in connection with the occurrence of such Early Termination Date, the transferee is obligated to make any payments to the counterparty pursuant to the Master Agreement, the Company shall reimburse the transferee for the full amount of such payment and (b) to the extent that, in connection with the occurrence of an Early Termination Date, the transferee is entitled to receive any payment from the counterparty pursuant to the Master Agreement, the transferee will pay to the Company the amount of such payment. At December 31, 2009 and 2008, the maximum exposure to the Company under the letter agreements was approximately $3.5 million and $13.0 million respectively. These guarantees are not recorded on the balance sheet because they are grandfathered under the provisions of FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“ASC 460-10/FIN 45”).

Neither the assets and liabilities recorded on the Consolidated Balance Sheet at December 31, 2009 related to the manufactured housing securitizations nor the letter agreements associated with certain installment loan securitizations, both discussed above, are impacted by the adoption of ASU 2009-17 (ASC 810/SFAS 167) at January 1, 2010. The applicable trusts will not be consolidated and the related loans and debt securities will remain off-balance sheet.

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

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.6 billion at December 31, 2009. As of December 31, 2009, financial guarantees had expiration dates ranging from 2010 to 2020. The fair value of the guarantees outstanding at December 31, 2009 that have been issued since January 1, 2003, was $3.1 million and was included in other liabilities.

Loan and Line of Credit Commitments

The Company’s discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain SPEs which securitized some of those loans. Those SPEs had aggregate assets of $56.8 million at December 31, 2009, representing the amount outstanding on the home equity lines of credit at that date. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. GreenPoint’s ability to recover the full amount advanced to customers is dependent on monthly collections on the loans. In certain limited circumstances, such future advances could be reduced if GreenPoint suspends the right of mortgagors to receive draws or reduces the credit limit on home equity lines of credit.

There are eight securitization transactions where GreenPoint is a residual interest holder with the longest draw period currently extending through 2023. GreenPoint has funded $23.3 million of advances through December 31, 2009, of which $7.7 million was advanced in the year 2009 related to these transactions. The Company believes it is probable that a loss has been incurred on these transactions due to the deterioration in asset performance through December 31, 2009, and has written off the entire amount of the advances as incurred. The maximum potential amount of future advances related to all third-party securitizations where GreenPoint is the residual interest holder is $77.1 million, an amount which represents the total loan amount on the home equity lines of credit within those eight securitizations. The total unutilized amount as of December 31, 2009 is $20.3 million.

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

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including the Company and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the United States District Court for the

Eastern District of New York for certain purposes, including discovery. Fact discovery has closed and limited expert discovery is ongoing. The parties have briefed and presented oral argument on motions to dismiss and class certification and are awaiting decisions from the court.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Company (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their National Bank Act, Depository Institutions Deregulation Act of 1980 and California Unfair Competition Law claims, but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. In November 2009, the Ninth Circuit Court of Appeals entered an additional order continuing the stay of the matter pending the bankruptcy proceedings.

In January 2010, three individual plaintiffs, each purporting to represent a nationwide class of cardholders, filed lawsuits against COBNA and Capital One Services, LLC (“COSI “) challenging various marketing practices relating to the payment protection product: Sullivan v. Capital One Bank, et al, (United States District Court for the District of Connecticut); McCoy v. Capital One Bank, et al. (United States District Court for the Southern District of California); and Salazar v. Capital One Bank, et al. (United States District Court for the District of South Carolina). These three purported nationwide class actions seek a range of remedies, including compensatory damages, punitive damages, restitution, disgorgement, injunctive relief, and attorneys’ fees. COBNA and COSI have not yet filed responsive motions to any of these suits but has meritorious defenses with respect to these matters and plans to defend them vigorously. In addition, in September 2009, the United States District Court for the Middle District of Florida certified a statewide class action in Spinelli v. Capital One Bank, et al. with respect to the marketing of the payment protection product in Florida. COBNA and COSI have filed a motion for reconsideration with respect to the class certification order and are awaiting a ruling on the motion from the Court. In January 2010, the West Virginia Attorney General filed suit against COBNA and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act, including practices relating to the payment protection product. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. COBNA has not yet responded to the complaint but has meritorious defenses with respect to the claims and plans to defend them vigorously. Finally, COBNA is subject to formal and informal inquiries from various governmental agencies relating to the payment protection product.

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

Given the complexity of the issues raised by these matters and the uncertainty regarding: (i) the outcome of these matters, (ii) the likelihood and amount of any possible judgments, and (iii)with respect to the interchange lawsuits (a) the likelihood, amount and validity of any claim against the member banks, including the Company and its subsidiary banks, (b) changes in industry structure that may result from the suits and (c) the effects of these suits, in turn, on competition in the industry, member banks and interchange fees, the Company cannot determine at this time the long-term effects of these matters.

In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. The Company made an ASC 825-10/SFAS 159 election on the indemnification guarantee to Visa and the fair value of the guarantee at December 31, 2009 and 2008 was zero, respectively.

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

On September 21, 2009, the Tax Court issued a decision in the case Capital One Financial Corporation and Subsidiaries v. Commissioner covering tax years 1995-1999, with both parties prevailing on certain issues. The time period for an appeal by each party is pending. Although the final resolution of the case is uncertain and involves unsettled areas of law, the Company has accounted for this matter applying the recognition and measurement criteria of FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“ASC 740-10/FIN 48”). See “Note 18- Income Taxes” for further information regarding the financial statement impact of the decision.

Note 22

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

ASU 2009-17 (ASC 810/SFAS 167) eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Under ASU 2009-17 the primary beneficiary would be the entity that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. ASU 2009-17 is effective for the Company’s annual reporting period beginning January 1, 2010.

Upon adoption of ASU 2009-17 (ASC 810/SFAS 167), the Company will be required to consolidate certain VIE structures previously accounted for as investments in an unconsolidated entity under the equity method of accounting. The Company does not expect the financial statement impact to be material.

The Company’s involvement in these arrangements can take many different forms, including securitization activities, servicing activities, the purchase or sale of mortgage-backed securities (“MBS”) and other asset-backed securities (“ABS”) in connection with our investment portfolio, and loans to VIEs that hold debt, equity, real estate or other assets. In certain instances, the Company also provides guarantees to VIEs or holders of variable interests in VIEs. In addition to the information contained in this Note, the Company has disclosed its involvement with other types of VIEs in “Note 15—Mortgage Servicing Rights”, “Note 20-Securitizations” and “Note 21- Commitments, Contingencies and Guarantees”.

The Company may purchase and sell mortgage-backed securities and other asset-backed securities related to its investment portfolio. The Company’s investment portfolio consists of collateralized mortgage obligations (“CMO”), MBS and ABS investments that were issued by QSPEs or VIEs that are subject to the requirements of ASC 810-10/FIN 46(R). The Company’s variable interest in these structures is limited to high quality or investment grade securities and the Company does not hold subordinate residual interests or enter into other guarantees or liquidity agreements with these structures. The Company records its investment securities at fair value and has no other loss exposure over and above the recorded fair value. The Company is not considered to be the primary beneficiary and the Company does not hold a significant interest in any specific structure.

As part of its community reinvestment initiatives, the Company invests in private investment funds that hold ownership interests in VIEs or provide debt financing to VIEs to support multi-family affordable housing properties. The Company receives affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. The assets of these entities at December 31, 2009 and December 31, 2008 were approximately $7.3 billion and $5.2 billion, respectively. The Company is not required to consolidate these entities because it does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns. The Company records its interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company holds variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also variable interests of the Company. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. The Company receives federal and state tax credits for these investments. The Company consolidates the VIEs for which it absorbs the majority of the entities’ expected losses or receives a majority of the entities’ expected residual returns. The assets of the entities consolidated by the Company at December 31, 2009 and December 31, 2008 were approximately $155.4 million and $135.7 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. The assets of the entities that the Company held a significant interest in but were not required to consolidate at December 31, 2009 and December 31, 2008 were approximately $58.4 million and $46.6 million, respectively. The Company records its interests in these unconsolidated VIEs in loans held for investment and other assets. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company also has a variable interest in a trust that is included in the other unconsolidated VIEs in the table below. The trust has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The assets of the trust at December 31, 2009 and December 31, 2008 were approximately $429.9 million and $538.5 million, respectively. The Company is not required to consolidate the trust because it does not absorb the majority of the trust’s expected losses nor does it receive a majority of the trust’s expected residual returns. The Company records its interest in the trust in loans held for investment. As referenced in the table below, the Company’s maximum exposure to the trust is limited to its variable interest. The creditors of the trust have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The following table presents the carrying amount of assets and liabilities of those VIEs for which the Company is the primary beneficiary and the carrying amount of assets and liabilities and maximum exposure to loss of those VIEs of which the Company is not the primary beneficiary, but holds a significant variable interest.

	Consolidated(1)		Unconsolidated
	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(2)(3)
Variable interest entities, December 31, 2009
Affordable housing entities	$—	$—	$1,401,080	$638,442	$1,401,080
Entities that provide capital to low-income and rural communities	155,444	—	58,375	1,623	58,375
Other	—	—	202,943	—	202,943

Total variable interest entities	$155,444	$—	$1,662,398	$640,065	$1,662,398

Variable interest entities, December 31, 2008
Affordable housing entities	$—	$—	$971,151	$554,605	$971,151
Entities that provide capital to low-income and rural communities	135,736	—	46,558	—	46,558
Other	—	—	246,038	—	246,038

Total variable interest entities	$135,736	$—	$1,263,747	$554,605	$1,263,747

(1)	The Company consolidates a VIE when it is the primary beneficiary that will absorb the majority of the expected losses, majority of the expected residual returns or both.
(2)	The maximum exposure to loss represents the amount of loss the Company would incur in the unlikely event that all of the Company’s assets in the VIEs became worthless.
(3)	The Company’s maximum exposure to loss is limited to the carrying amount of assets because the Company is not required to provide any support to these entities other than what it was previous contractually required to provide.

Note 23

Regulatory Matters

The Company is subject to capital adequacy guidance adopted by the Federal Reserve Board (the “Federal Reserve”), and CONA and COBNA (collectively, the “Banks”) are subject to capital adequacy guidelines adopted by the Office of the Comptroller of the Currency (the “OCC”, and with the Federal Reserve, collectively, the “regulators”). The capital adequacy guidelines set minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. The Federal Reserve holds the Corporation to similar minimum capital requirements. Failure to meet minimum capital requirements can result in possible additional, discretionary actions by a federal banking agency that, if undertaken, could have a material adverse effect on the Corporation’s consolidated financial statements. The Company is also subject to minimum cash reserve requirements by the Federal Reserve totaling approximately $900 million as of December 31, 2009.

As of December 31, 2009, the Banks each exceeded the minimum regulatory requirements to which it was subject. The Banks were considered “well-capitalized” under applicable capital adequacy guidelines. Also as of December 31, 2009, the Corporation was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies and, therefore, exceeded all minimum capital requirements. There have been no conditions or events since that we believe would have changed the capital category of the Corporation or either of the Banks.

	Regulatory Filing Basis Ratios	Applying Subprime Guidance Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
December 31, 2009
Capital One Financial Corp.(1)
Tier 1 Capital	13.75%	13.04%	4.00%	N/A
Total Capital	17.70	16.85	8.00	N/A
Tier 1 Leverage	10.28	10.28	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 Capital	18.27%	14.67%	4.00%	6.00%
Total Capital	26.40	21.41	8.00	10.00
Tier 1 Leverage	13.03	13.03	4.00	5.00
Capital One, N.A.
Tier 1 Capital	10.22%	N/A	4.00%	6.00%
Total Capital	11.46	N/A	8.00	10.00
Tier 1 Leverage	7.42	N/A	4.00	5.00
December 31, 2008
Capital One Financial Corp.(1)
Tier 1 Capital	13.81%	12.81%	4.00%	N/A
Total Capital	16.65	15.53	8.00	N/A
Tier 1 Leverage	11.17	11.17	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 Capital	13.02%	9.99%	4.00%	6.00%
Total Capital	15.65	12.26	8.00	10.00
Tier 1 Leverage	11.79	11.79	4.00	5.00
Capital One, N.A.
Tier 1 Capital	10.50%	N/A	4.00%	6.00%
Total Capital	11.82	N/A	8.00	10.00
Tier 1 Leverage	7.81	N/A	4.00	5.00

(1)	The regulatory framework for prompt corrective action is not applicable for bank holding companies.

COBNA treats a portion of its loans as “subprime” under the Guidelines issued by the four federal banking agencies that comprise the Federal Financial Institutions Examination Council (“FFIEC”), and has assessed its capital and allowance for loan and lease losses accordingly. Under the Guidelines, COBNA exceeds the minimum capital adequacy guidelines as of December 31, 2009.

For purposes of the Guidelines, the Corporation has treated as subprime all loans in COBNA’s targeted “subprime” programs to customers either with a FICO score of 660 or below or with no FICO score. COBNA holds on average 200% of the total risk-based capital charge that would otherwise apply to such assets. This results in higher levels of regulatory capital at COBNA.

Additionally, regulatory restrictions exist that limit the ability of COBNA and CONA to transfer funds to the Corporation. As of December 31, 2009, funds available for dividend payments from COBNA and CONA were $798.0 million and zero, respectively. The funds of COBNA are available for payment as dividends to the Corporation without prior approval of the OCC while a dividend payment by CONA would require prior approval of the OCC.

In December 2009, the OCC and the Federal Reserve announced a proposed rule regarding capital requirements related to the adoption of ASU 2009-16 and ASU 2009-17. Under the proposal, the Company and its subsidiary banks will be required to hold additional capital in relation to the consolidated assets and any associated creation of loan loss reserves. The rule provides for a phase-in of the capital requirements in the form of an optional two-quarter delay in implementation, followed by an optional two-quarter partial implementation. A final rule was ratified on January 21, 2010, with only minor amendments to the December proposal. See “Note 1- Significant Accounting Policies” for the pro forma financial statement impacts.

Note 24

Significant Concentration of Credit Risk

The Company is active in originating loans in the United States and internationally. International loans are originated in Canada and the United Kingdom. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. Loans are made on an unsecured and secured basis. Certain commercial, small business, mortgage and automobile loans require collateral in various forms including cash deposits, automobiles and real estate, as appropriate. The Company has higher concentrations of loans where the Commercial and Consumer Banking segments operate, the South and Northeast regions of the U.S. In particular, the Company’s commercial portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for the Company’s commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans.

The geographic distribution of the Company’s loans was as follows:

	December 31
	2009		2008
	Loans	Percentage of Total	Loans	Percentage of Total
Geographic Region:
International
U.K.	$4,716,981	3.45%	$5,527,237	3.76%
Canada	3,506,854	2.56%	3,193,405	2.17%

Total International	8,223,835	6.01%	8,720,642	5.93%
Domestic
South	49,170,769	35.94%	53,572,725	36.46%
West	22,842,140	16.70%	23,662,269	16.10%
Midwest	17,973,051	13.14%	19,900,704	13.55%
Northeast	38,593,107	28.21%	41,080,414	27.96%

Total Domestic	128,579,067	93.99%	138,216,112	94.07%

	136,802,902	100.00%	146,936,754	100.00%
Less securitization adjustments	(46,183,903)		(45,918,983)

Total	$90,618,999		$101,017,771

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

	2009	2008	2007
Domestic
Total Assets	$165,840,488	$161,665,713	$145,033,862
Revenue(1)	12,282,073	12,960,673	13,322,220
Income from continuing operations before income taxes	1,230,621	529,211	3,686,462
Income from continuing operations, net of tax	909,819	44,363	2,465,718
Loss from discontinued operations, net of tax	(102,836)	(130,515)	(1,021,387)

Net Income (Loss)	806,983	(86,152)	1,444,331

International
Total Assets	3,805,875	4,247,739	5,556,507
Revenue(1)	701,194	932,013	1,261,848
Income before income taxes	105,481	52,408	183,094

Net Income	76,798	40,154	126,001

Total Company
Total Assets	$169,646,363	$165,913,452	$150,590,369
Revenue(1)	12,983,267	13,892,686	14,584,068
Income from continuing operations before income taxes	1,336,102	581,619	3,869,556
Income from continuing operations, net of tax	986,617	84,517	2,591,719
Loss from discontinued operations, net of tax	(102,836)	(130,515)	(1,021,387)

Net Income (Loss)	$883,781	$(45,998)	$1,570,332

(1)	Revenue is net interest income plus non-interest income.

The Company maintains its books and records on a legal entity basis for the preparation of financial statements in conformity with U.S. GAAP. Because certain international operations are integrated with many of the Company’s domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations.

Note 26

Related Party Transactions

In the ordinary course of business, executive officers, directors, and principal shareholders, also known as Regulation O Insiders, of the Company may have loans issued by the Company. Pursuant to the Company’s policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility. At December 31, 2009 the Company determined that a commercial real estate loan with outstanding principal of $37.5 million, of which a director is an indirect member of the borrowing group, was subject to doubt as to the ability of such borrowers to comply with the present loan repayment terms. Based on the value of the underlying collateral, which was in excess of the outstanding loan balance, the Company determined that a specific reserve was not necessary at December 31, 2009.

Note 27

Capital One Financial Corporation (Parent Company Only)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the Securities and Exchange Commission which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31
Balance Sheets	2009	2008
Assets:
Cash and cash equivalents	$6,466,156	$8,546,995
Investment in subsidiaries	29,553,466	25,323,057
Loans to subsidiaries	500,095	1,189,173
Securities available for sale	6,980	6,840
Other	751,825	983,920

Total assets	$37,278,522	$36,049,985

Liabilities:
Senior and subordinated notes	$6,048,394	$6,385,417
Other borrowings	3,640,039	1,652,948
Other	1,000,679	1,399,187

Total liabilities	10,689,112	9,437,552

Stockholders’ Equity:
Preferred stock	—	3,096,466
Common stock	5,024	4,384
Paid-in-capital, net	18,954,823	17,278,102
Retained earnings	10,727,368	10,621,164
Accumulated other comprehensive income (loss)	82,654	(1,221,796)
Less: Treasury stock, at cost	(3,180,459)	(3,165,887)

Stockholders’ equity	26,589,410	26,612,433

Total liabilities and stockholders’ equity	$37,278,522	$36,049,985

	Year Ended December 31
Statements of Income	2009	2008	2007
Interest from temporary investments	$36,796	$184,234	$300,394
Interest expense	335,917	424,541	504,708
Dividends, principally from bank subsidiaries	500,000	1,546,810	2,056,639
Non-interest income	32,377	110,911	12,982
Non-interest expense	90,008	137,265	241,660

Income before income taxes and equity in undistributed earnings of subsidiaries	143,248	1,280,149	1,623,647
Income tax (benefit) expense	(108,335)	(93,552)	(245,052)
Equity in undistributed earnings (loss) of subsidiaries	735,034	(1,289,184)	723,020

Income from continuing operations, net of tax	986,617	84,517	2,591,719
Loss from discontinued operations, net of tax	(102,836)	(130,515)	(1,021,387)

Net income (loss)	$883,781	$(45,998)	$1,570,332

	December 31
Statements of Cash Flows	2009	2008	2007
Operating Activities:
Net income (loss)	$883,781	$(45,998)	$1,570,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries:
Continuing operations	(735,034)	1,289,184	(723,020)
Discontinued operations	102,836	130,515	1,021,387
Loss on sale of securities available for sale	—	9,353	223
Gain on repurchase of senior notes	—	(43,249)	—
Amortization of discount of senior notes	61	2,864	7,293
Stock plan compensation expense	(6,881)	59,283	301,972
(Increase) decrease in other assets	(114,002)	106,782	(216,052)
(Decrease) increase in other liabilities	(398,508)	673,561	522,714

Net cash (used in) provided by operating activities	(267,747)	2,182,295	2,484,849
Investing Activities:
(Increase) decrease in investment in subsidiaries	(2,250,327)	(1,384,682)	969,122
Purchases of securities available for sale	—	—	(127)
Proceeds from sale of securities available for sale	—	—	53,569
Decrease (increase) in loans to subsidiaries	689,077	5,414,902	(1,930,666)
Net payment for companies acquired	30,856	—	(10,464)

Net cash (used in) provided by investing activities	(1,530,394)	4,030,220	(918,566)
Financing Activities:
Increase (decrease) in borrowings from subsidiaries	1,987,091	(268,347)	166,876
Issuance of senior notes	995,266	—	1,495,740
Maturities of senior notes	(1,029,826)	(550,000)	(462,500)
Repurchases of senior notes	—	(713,383)	(150,000)
Dividends paid	(318,844)	(568,255)	(42,055)
Purchases of treasury stock	(14,572)	(12,501)	(3,024,969)
Net proceeds from issuances of common stock	1,537,363	772,017	43,493
Proceeds from share based payment activities	116,023	95,048	192,361
Net proceeds from issuance/redemption of preferred stock and warrant	(3,555,199)	3,555,199	—

Net cash (used in) provided by financing activities	(282,698)	2,309,778	(1,781,054)

(Decrease) increase in cash and cash equivalents	(2,080,839)	8,522,293	(214,771)
Cash and cash equivalents at beginning of year	8,546,995	24,702	239,473

Cash and cash equivalents at end of year	$6,466,156	$8,546,995	$24,702

Note 28

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Capital One Financial Corporation and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Capital One Financial Corporation

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 6 to the financial statements, in 2009 the Company changed its methods of accounting for business combinations and impairment of debt securities, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2010

Selected Quarterly Financial Data(1)

	2009				2008
(Unaudited)	Fourth Quarter	Third Quarter (5)	Second Quarter (5)	First Quarter (5)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
(In Thousands)
Interest income	$2,595,088	$2,702,238	$2,717,251	$2,650,009	$2,768,821	$2,771,796	$2,691,857	$2,879,525
Interest expense	640,875	697,070	772,504	857,021	966,424	965,151	964,101	1,067,608

Net interest income	1,954,213	2,005,168	1,944,747	1,792,988	1,802,397	1,806,645	1,727,756	1,811,917
Provision for loan and lease losses	843,728	1,173,208	934,038	1,279,137	2,098,921	1,093,917	829,130	1,079,072

Net interest income after provision for loan and lease losses	1,110,485	831,960	1,010,709	513,851	(296,524)	712,728	898,626	732,845
Non-interest income (4)	1,411,752	1,552,368	1,232,189	1,089,844	1,368,286	1,696,891	1,622,316	2,056,478
Non-interest expense, excluding restructuring expenses	1,915,956	1,775,701	1,878,340	1,727,662	2,705,104	1,794,900	1,806,041	1,769,518
Restructuring expenses	32,037	26,357	43,374	17,627	52,839	15,306	13,560	52,759
Income (loss) from continuing operations before income taxes	574,244	582,270	321,184	(141,594)	(1,686,181)	599,413	701,341	967,046
Income taxes	170,359	145,212	92,404	(58,490)	(289,856)	213,624	238,843	334,491

Income (loss) from continuing operations, net of tax	403,885	437,058	228,780	(83,104)	(1,396,325)	385,789	462,498	632,555
Loss from discontinued operations, net of tax(2)	(28,293)	(43,587)	(5,998)	(24,958)	(25,221)	(11,650)	(9,593)	(84,051)

Net income (loss)	$375,592	$393,471	$222,782	$(108,062)	$(1,421,546)	$374,139	$452,905	$548,504

Net income (loss) available to common shareholders	$375,592	$393,471	$(275,936)	$(172,252)	$(1,454,269)	$374,139	$452,905	$548,504

Per Common Share:
Basic EPS:
Income from continuing operations	$0.90	$0.97	$(0.64)	$(0.38)	$(3.67)	$1.03	$1.24	$1.71
Loss from discontinued operations(2)	(0.07)	(0.09)	(0.01)	(0.06)	(0.07)	(0.03)	(0.03)	(0.23)

Net Income (loss)	$0.83	$0.88	$(0.66)	$(0.44)	$(3.74)	$1.00	$1.21	$1.48

Diluted EPS:
Income from continuing operations	$0.89	$0.96	$(0.64)	$(0.38)	$(3.67)	$1.03	$1.24	$1.70
Loss from discontinued operations(2)	(0.06)	(0.09)	(0.01)	(0.06)	(0.07)	(0.03)	(0.03)	(0.23)

Net Income (loss)	$0.83	$0.87	$(0.66)	$(0.44)	$(3.74)	$1.00	$1.21	$1.47

Dividends	0.05	0.05	0.05	0.375	0.375	0.375	0.375	0.375
Market prices
High	41.05	39.00	31.34	34.14	51.42	53.00	39.89	50.19
Low	33.19	20.47	12.81	8.31	25.19	45.90	37.91	48.00

Average common shares (000s)	449,987	449,409	421,851	390,456	389,008	372,928	372,348	370,743
Average common shares and common equivalent shares (000s)	454,916	453,726	421,851	390,456	389,008	374,293	373,653	372,272
Average Balance Sheet Data:
(In Millions)
Loans held for investment(3)	$94,732	$99,354	$104,682	$103,242	$99,335	$98,778	$97,950	$99,819
Total assets(3)	169,856	173,428	177,628	168,489	161,968	156,958	154,288	149,460
Interest-bearing deposits	101,144	103,105	107,033	100,886	93,144	84,655	78,675	74,167
Total deposits	114,597	115,883	119,604	112,137	104,093	95,328	89,522	84,779
Stockholder’s equity	$26,518	$26,002	$27,668	$27,004	$26,658	$25,046	$24,839	$24,569

(1)	The above schedule is a tabulation of the Company’s unaudited quarterly results for the years ended December 31, 2009 and 2008. The Company’s common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 16,955 and 17,653 common stockholders of record as of December 31, 2009 and 2008, respectively.
(2)	Based on continuing operations
(3)	Certain prior period amounts have been reclassified to conform with current period presentation.
(4)	Of which net realized gains (losses) on sales and calls of securities were as follows: Q4 2009- $20.7 million, Q3 2009- $151.6 million, Q3 2009- $44.6 million, Q2 2009- $1.5 million, Q4 2008- $(0.3) million, Q3 2008- $0.9 million, Q2 2008- $4.2 million and Q1 2008- $8.9 million.
(5)	Results and balances have been recast to reflect the impact of purchase accounting adjustments from the Chevy Chase Bank acquisition as if those adjustments had been recorded at the acquisition date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

Item 9B	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Corporation

The information required by Item 10 will be included in the Corporation’s 2010 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Corporation’s 2009 fiscal year.

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

Consolidated Balance Sheets—as of December 31, 2009 and 2008

Consolidated Statements of Income—Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Report of Registered Public Accounting Firm, Ernst & Young LLP

Selected Quarterly and Financial Data—as of and for the years ended December 31, 2009 and 2008

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

Signature	Title	Date

/S/ RICHARD D. FAIRBANK	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2010
Richard D. Fairbank

/s/ GARY L. PERLIN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010
Gary L. Perlin

/S/ E.R. CAMPBELL	Director	February 26, 2010
E.R. Campbell

/s/ W. RONALD DIETZ	Director	February 26, 2010
W. Ronald Dietz

/s/ PATRICK W. GROSS	Director	February 26, 2010
Patrick W. Gross

/s/ ANN F. HACKETT	Director	February 26, 2010
Ann F. Hackett

/s/ LEWIS HAY, III	Director	February 26, 2010
Lewis Hay, III

/s/ PIERRE E. LEROY	Director	February 26, 2010
Pierre E. Leroy

/s/ MAYO A. SHATTUCK, III	Director	February 26, 2010
Mayo A. Shattuck, III

/s/ BRADFORD H. WARNER	Director	February 26, 2010
Bradford H. Warner

/s/ STANLEY WESTREICH	Director	February 26, 2010
Stanley Westreich

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2009

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

Item 6.	Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended October 30, 2008) (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed November 3, 2008).

4.1.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K filed March 5, 2004).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on December 4, 2009).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.5	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.6	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.7	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.8	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.2	Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.3	Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.9.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1.1	2002 Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Corporation’s Form S-8 filed with the Securities and Exchange Commission on October 10, 2002).

10.1.2	2002 Associate Stock Purchase Plan, as amended and restated (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-151325, filed May 30, 2008).

10.2.1	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2002 Form 10-K).

10.2.2	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed May 17, 1999).

10.2.3	Capital One Financial Corporation, 2004 Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-117920, filed August 4, 2004).

10.2.4	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K, filed on May 3, 2006).

10.2.5	Amended and Restated 2004 Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-136281, filed August 3, 2006).

10.2.6

Second Amended and Restated 2004 Stock Incentive Plan (incorporated herein by reference to

Exhibit 10.2 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-158664, filed April 20, 2009.

10.2.7	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on December 23, 2005).

10.2.8	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed December 23, 2004).

10.2.9	Form of Restricted Stock Award Agreement between Capital One Financial Corporation and certain of its executives or associates pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.2 of the 2004 Form 10-K).

10.2.10	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its executives pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

10.2.11	Form of Performance Unit Award Agreement between Capital One Financial Corporation and its executive officers, including Mr. Gary L. Perlin and Mr. John G. Finneran, Jr., pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to exhibit 10.2.8 of the 2007 Form 10-K).

10.2.12	Restricted Stock Unit Award Agreement, dated May 17, 2004, by and between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.3.1	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.3.2	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.3.3	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.3.4	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).

10.4	Form of Amended and Restated Change of Control Employment Agreement between Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.10 of the 2002 Form 10-K).

10.5	Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the 2002 Form 10-K).

10.6	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.12 of the 2002 Form 10-K).

10.7	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K).

10.8	Capital One Financial Corporation, Voluntary Non-Qualified Deferred Compensation Plan, dated May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2004).

10.9	Form of Intellectual Property Protection Agreement dated as of April 29,1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.10	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed July 25, 2002).

10.11	Capital One Financial Corporation, 2005 Directors Compensation Plan Summary (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

10.12	Form of Change of Control Employment Agreement between Capital One Financial Corporation and each of its named executive officers, including the chief executive officer, Richard Fairbank (incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on October 30, 2007).

10.13	Form of Employment Agreement between Capital One Financial Corporation and its named executive officers (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the period ending March 31, 2009).

10.14	Employment Agreement between Capital One Financial Corporation and Lynn Pike (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ending March 31, 2009).

10.15	Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.16 of the 2002 Form 10-K).

10.17.1	Services Agreement, dated November 8, 2004, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and First Data Corporation, acting through its subsidiary, First Data Resources, Inc. (confidential treatment requested for portions of this agreement incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on September 15, 2005).

10.17.2*	Amendment to Services Agreement, effective October 1, 2009, between the Corporation and First Data Resources, LLC (confidential treatment requested for portions of these amendments).

10.17.3*	Third Amendment to Services Agreement, effective November 30, 2005, between the Corporation and First Data Resources, LLC.

10.18.1	Processing Services Agreement, dated August 5, 2005, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this agreement, incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2005).

10.18.2	First Quarter 2006 Amendment to Processing Services Agreement, dated May 19, 2006, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this agreement) (incorporated by reference to exhibit 10.22 of the 2007 Form 10-K).

10.18.3	Amendments to Processing Services Agreement, effective October 31, 2008, between the Corporation and Total System Services, Inc. (confidential treatment requested for portions of these amendments) (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending September 30, 2008).

12*	Computation of Ratio of Earnings to Combined Fixed Charges.

14*	Capital One Financial Corporation Code of Business Conduct and Ethics, as finalized on November 3, 2009.

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-K.
**	Information in this 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.