Form 10-Q
period 2010-03-31
CAPITAL ONE FINANCIAL CORP
filed 2010-05-07
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of April 30, 2010, there were 456,534,936 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

PART I—FINANCIAL INFORMATION	1

i

INDEX OF MD&A AND SUPPLEMENTAL TABLES

Table	Description	Page
—	MD&A Tables:
1	Consolidated Corporate Financial Summary and Selected Metrics	10
2	Net Interest Income	12
3	Non-Interest Income	13
4	Non-Interest Expense	14
5	Securities Available for Sale	15
6	Loan Portfolio Composition	16
7	30+ Day Performing Delinquencies	17
8	Nonperforming Loans	18
9	Net Charge-Offs	19
10	Loan Modifications and Restructurings	20
11	Summary of Allowance for Loan and Lease Losses	21
12	Allocation of the Allowance for Loan and Lease Losses	22
13	Credit Card Business	25
14	Commercial Banking Business	28
15	Consumer Banking Business	29
16	Liquidity Reserves	32
17	Deposits	33
18	Deposit Composition and Average Deposit Rates	34
19	Borrowing Capacity	35
20	Senior Unsecured Debt Credit Ratings	36
21	Interest Rate Sensitivity Analysis	37
22	Capital Ratios	38

—	Supplemental Statistical Tables:
A	Statements of Average Balances, Income and Expense, Yields and Rates	46
B	Interest Variance Analysis	48
C	Managed Loan Portfolio	49
D	Composition of Reported Loan Portfolio	51
E	Delinquencies	51
F	Net Charge-Offs	52
G	Nonperforming Assets	52

ii

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes, and the more detailed information contained in our 2009 Annual Report on Form 10-K (“2009 Form 10-K”). This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this report in “Part II —Item 1A. Risk Factors” and in our 2009 Form 10-K in “Part I—Item 1A. Risk Factors.”

I. INTRODUCTION

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company with banking and non-banking subsidiaries that market a variety of financial products and services. We continue to deliver on our strategy of combining the power of national scale lending and local scale banking. Our principal subsidiaries include:

•	Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products and deposit products.

•

Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients. On July 30, 2009, we merged Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) into CONA.

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements, and branch operations and expansion costs), marketing expenses, and income taxes. We had $130.1 billion in total loans outstanding and $117.8 billion in deposits as of March 31, 2010, compared with $136.8 billion in total managed loans outstanding and $115.8 billion in deposits as of December 31, 2009.

We evaluate our financial performance and report our results through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

•

Credit Card: Consists of our domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small ticket commercial real-estate loans that are in run-off mode.

•

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for small business customers, as well as branch-based consumer deposit gathering and lending activities, national deposit gathering, national automobile lending, consumer mortgage lending and servicing activities.

II. IMPACT FROM ADOPTION OF NEW CONSOLIDATION ACCOUNTING STANDARDS

Impact on Reported Financial Information

Effective January 1, 2010, we prospectively adopted two new accounting standards that have a significant impact on our accounting for entities previously considered to be off-balance sheet arrangements. The adoption of these new accounting standards resulted in the consolidation of our credit card securitization trusts, one of our installment loan trusts and certain option-ARM mortgage loan trusts originated by Chevy Chase Bank. Prior to January 1, 2010, transfers of our credit card receivables, installment loans and certain option-adjustable rate mortgage loans to our securitization trusts were accounted for as sales and treated as off-balance sheet. At adoption of these new accounting standards on January 1, 2010, we added to our reported consolidated balance sheet approximately $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with approximately $44.3 billion of related debt issued by these trusts to third-party investors. We also recorded an after-tax charge to retained earnings on January 1, 2010 of $2.9 billion, reflecting the net cumulative effect of adopting these new accounting standards. This charge primarily related to the addition of $4.3 billion to our allowance for loan and lease losses for the newly consolidated loans and the recording of $1.6 billion in related deferred tax assets. The initial recording of these amounts on our reported balance sheet as of January 1, 2010 had no impact on our reported results of operations. We provide additional information on the impact on our financial statements from the adoption of these new accounting standards in “Note 1—Summary of Significant Accounting Policies” and “Note 13—Securitizations.” We discuss the impact on our capital ratios below in “Capital.”

Although the adoption of these new accounting standards does not change the economic risk to our business, specifically Capital One’s exposure to liquidity, credit, and interest rate risks, the prospective adoption of these rules has a significant impact on our capital ratios and the presentation of our reported consolidated financial statements, including changes in the classification of specific income statement line items. The most significant changes to our reported consolidated financial statements are outlined below:

Financial Statement	Accounting and Presentation Changes
Balance Sheet

•  Significant increase in restricted cash, securitized loans and securitized debt resulting from the consolidation of securitization trusts.

•  Significant increase in the allowance for loan and lease losses resulting from the establishment of a loan loss reserve for the loans underlying the consolidated securitization trusts.

•  Significant reduction in accounts receivable from securitizations resulting from the reversal of retained interests held in securitization trusts that have been consolidated.

Statement of Income

•  Significant increase in interest income and interest expense attributable to the securitized loans and debt underlying the consolidated securitization trusts.

•  Provision for loan and lease losses reflects the impact of the establishment of an allowance for loan and lease losses for the loans underlying the consolidated securitization trusts.

•  Amounts previously recorded as servicing and securitization income are now classified in our results of operations in the same manner as the earnings on loans not held in securitization trusts.

Statement of Cash Flows	• Significant change in the amounts of cash flows from investing and financing activities.

Beginning with the first quarter of 2010, our reported consolidated income statements no longer reflect securitization and servicing income related to newly consolidated loans. Instead, we report interest income, net charge-offs and certain other income associated with securitized loan receivables and interest expense associated with the debt securities issued from the trust to third party investors in the same income statement categories as loan receivables and corporate debt. Additionally, we no longer record initial gains on new securitization activity since the majority of our securitized loans will no longer receive sale accounting treatment. Because our securitization transactions are being accounted for under the new consolidation accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities. Notwithstanding this change in accounting, our securitization transactions are structured to legally isolate the receivables from Capital One, and we do not expect to be able to access the assets of our securitization trusts. We do, however, continue to have the rights associated with our retained interests in the assets of these trusts.

Because we prospectively adopted the new consolidation accounting standards, our historical reported results and consolidated financial statements for periods prior to January 1, 2010 reflect our securitization trusts as off-balance sheet in accordance with the applicable accounting guidance in effect during this period. Accordingly, our reported results and consolidated financial statements subsequent to January 1, 2010 are not presented on a basis consistent with our reported results and consolidated financial statements for periods prior to January 1, 2010. This inconsistency limits the comparability of our post-January 1, 2010 reported results to our prior period results.

Impact on Non-GAAP Managed Financial Information

In addition to analyzing our results on a reported basis, management historically evaluated our total company and business segment results on a non-GAAP “managed” basis. Our managed presentations reflected the results from both our on-balance sheet loans and off-balance-sheet loans, and excluded the impact of card securitization activity. Our managed presentations assumed that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned. Our managed results also reflected differences in accounting for the valuation of retained interests and the recognition of gains and losses on the sale interest-only strips. Our managed results did not include the addition of an allowance for loan and lease losses for the loans underlying our off-balance securitization trusts. Prior to January 1, 2010, we used our supplemental non-GAAP managed basis presentation to evaluate the credit performance and overall financial performance of our entire managed loan portfolio because the same underwriting standards and ongoing risk monitoring are used for both securitized loans and loans that we own. In addition, we used the managed presentation as the basis for making decisions about funding our operations and allocating resources, such as employees and capital. Because management used our managed basis presentation to evaluate our performance, we also provided this information to investors. We believed that our managed basis information was useful to investors because it portrayed the results of both on- and off-balance sheet loans that we managed, which enabled investors to understand the credit risks associated with the portfolio of loans reported on our consolidated balance sheet and our retained interests in securitized loans.

In periods prior to January 1, 2010, certain of our non-GAAP managed measures differed from the comparable reported measures. The adoption on January 1, 2010 of the new consolidation accounting standards resulted in accounting for the loans in our securitization trusts in our reported financial statements in a manner similar to how we account for these loans on a managed basis. As a result, our reported and managed basis presentations are generally comparable for periods beginning after January 1, 2010.

We believe that investors will be able to better understand our financial results and evaluate trends in our business if our period-over-period data are reflected on a more comparable basis. Accordingly, unless otherwise noted, this MD&A compares our reported GAAP financial information as of and for the three months ended March 31, 2010 with our non-GAAP managed based financial information as of and for the three months ended March 31, 2009 and as of December 31, 2009. We provide a reconciliation of our non-GAAP managed based information for periods prior to January 1, 2010 to the most comparable reported GAAP information in “Exhibit 99.3— Reconciliation to GAAP Financial Measures.”

III. EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

First Quarter 2010 Financial Highlights

We reported net income of $636.3 million, or $1.40 per diluted share, for the first quarter of 2010. In comparison, we had a net loss of $172.3 million, or $(0.44) per diluted share, on both a reported and managed basis for the first quarter of 2009. As noted above, the presentation of our results on a non-GAAP managed basis prior to January 1, 2010 assumed that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned. These classification differences resulted in differences in certain revenue and expense components of our results of operations on a reported basis and our results of operations on a managed basis, although net income was the same.

Our acquisition of Chevy Chase Bank on February 27, 2009 also has a significant impact on the comparability of our results between the first quarter of 2010 and the first quarter of 2009. Our results for the first quarter of 2010 include a full quarter impact from Chevy Chase Bank, whereas our results for the first quarter of 2009 include only a partial quarter impact from Chevy Chase Bank.

The primary factors contributing to the improvement in our reported results for the first quarter of 2010 compared with our reported and managed results for the first quarter of 2009 were an increase in revenues, attributable to an expansion of our net interest margin, and a reduction in our provision for loan and lease losses. Our net interest margin reflected the benefit of lower funding costs and higher asset yields. We continued to see our mix of funding shift from higher-cost wholesale sources to lower-cost consumer and commercial banking deposits. In addition, lower interest rates and disciplined pricing drove a decrease in our average deposit interest rate. The decrease in our provision for loan and lease losses reflected the positive impact of improved credit performance, as economic conditions began to reflect signs of stabilization and improvement. If we excluded the impact from the adoption of the new consolidation accounting standards on our provision for loan and lease losses in the first quarter of 2010, the decrease in our provision would have been lower because the population of loans included in determining our allowance for loan and lease losses would not have included loans held in our securitization trusts that were previously off-balance sheet. In comparison, we recorded an incremental build to our allowance for loan and lease losses in the first quarter of 2009 and a higher provision for loan and lease losses due to deterioration in overall credit performance as a result of a trend of continued and severe economic weakness.

Below are additional highlights of our first quarter 2010 performance. The highlights of our results of operations are generally based on a comparison of our reported results for the first quarter of 2010 with our managed results for the first quarter of 2009. The highlights of changes in our financial condition and credit performance are generally based on our reported financial condition and credit statistics as of March 31, 2010, compared with our financial condition and credit performance on a managed basis as of December 31, 2009. We provide a more detailed discussion of our results of operation, financial condition and credit performance in “Consolidated Corporate Financial Performance,” “Consolidated Balance Sheet Analysis and Credit Performance” and “Business Segment Performance.”

•

Credit Card: Our Credit Card business generated net income of $489.6 million in the first quarter of 2010, up from $3.3 million in the first quarter of 2009. The primary drivers of the improvement in our Credit Card business results were an increase in the net interest margin and a significant decrease in the provision for loan and lease losses. The increase in the net interest margin was attributable to the combined impact of higher asset yields and lower funding costs. The increase in the average yield on our credit card loan portfolio reflected the benefit of pricing changes that we implemented during 2009, while the decrease in our funding costs reflected the continued shift in the mix of our funding to lower cost consumer deposits from higher cost wholesale sources. The decrease in the provision for loan and lease losses was due to more favorable credit quality trends and a decline in outstanding loan balances. As indicated above, the decrease in our provision was higher than it otherwise would have been due to the adoption of the new consolidation accounting standards.

•

Commercial Banking: Our Commercial Banking business generated a net loss of $49.5 million in the first quarter of 2010, compared with net income of $17.9 million in the first quarter of 2009. The stress on our commercial real estate portfolio from the weak economy continued to have an adverse impact on our Commercial Banking business, although we are seeing some signs that commercial real-estate values are beginning to stabilize.

•

Consumer Banking: Our Consumer Banking business generated net income of $305.4 million in the first quarter of 2010, up from $25.3 million in the first quarter of 2009. The strong profitability in our Consumer Banking business was attributable to improved credit conditions and consumer credit performance, particularly within our auto loan portfolio. Although our mortgage portfolio includes the stressed portfolio we acquired from Chevy Chase Bank, the fair value that we recorded for this portfolio at the date of acquisition already includes an estimate of credit losses expected to be realized over the remaining lives of the loans. The credit performance of these loans has been fairly consistent with our estimate of credit losses at the acquisition date; therefore, no impairment has been recognized on these loans.

•

Charge-off and Delinquency Statistics: Although net charge-off and delinquency rates remain elevated, these rates showed signs of improvement in the first quarter of 2010. The net charge-off rate decreased to 6.01%, from 6.33% in the fourth quarter of 2009, and the 30+ day performing delinquency rate decreased to 4.22%, from 4.73% in the fourth quarter of 2009. In comparison, the net charge-off rate was 5.41% in the first quarter of 2009 and the 30+ day performing delinquency rate was 4.10%.

•

Allowance for Loan and Lease Losses: As a result of the adoption of the new consolidation accounting guidance, we increased our allowance for loan and lease losses by $4.3 billion to $8.4 billion on January 1, 2010. The initial recording of this amount on our reported balance sheet as of January 1, 2010 reduced our stockholders’ equity but had no impact on our reported results of operations. We reduced the amount of our allowance for loan and lease losses as of January 1, 2010, excluding the impact of deconsolidated trusts, by $565.9 million during the first quarter of 2010, to $7.8 billion as of March 31, 2010. The decrease in our allowance during the quarter reflected an improvement in overall credit quality, as well as a decrease in the balance of our loan portfolio.

•

Total Loans: Total loans held for investment decreased by $6.7 billion, or 5%, during the first quarter of 2010 to $130.1 billion as of March 31, 2010 from $136.8 billion as of December 31, 2009. This decrease was primarily due to charge-offs and run-off of loans in our Credit Card and Consumer Banking businesses.

•

Deconsolidation of Securitization Trusts: We sold certain interest-only mortgage bonds in the first quarter of 2010, which resulted in the deconsolidation of the related option-ARM mortgage trusts, which had an outstanding unpaid principal balance of $1.5 billion as of the date of the deconsolidation. Our results of operations for the first quarter of 2010 include a net gain of $127.6 million from the sale of these bonds and deconsolidation of the securitization trusts.

•

Capital Adequacy: Our Tier 1 risk-based capital ratio was 9.6% as of March 31, 2010, well above the regulatory well-capitalized minimum ratio. Our reported Tier 1 risk-based capital ratio was 13.8% as of December 31, 2009. Our Tier 1 risk-based capital ratio, including the January 1, 2010 impact from the adoption of the new consolidation accounting standards, would have been 9.9% as of December 31, 2009. The decline in our Tier 1 ratio in the first quarter of 2010 reflected the impact of regulatory rules that allow us to phase-in, for regulatory capital purposes, the new consolidation accounting rules over the course of 2010. The decline also reflects the disallowance, for purposes of calculating our Tier 1 ratio, of some of the deferred tax assets associated with the incremental allowance for loan and lease losses we recorded as a result of the adoption of the new consolidation accounting standards. See “Capital” below for additional information on the capital phase-in requirements related to the impact from the adoption of the new consolidation accounting standards.

Our ratio of tangible common equity to tangible assets (“TCE ratio”) was 5.5% as of March 31, 2010, down from 6.3% as of December 31, 2009. Our TCE ratio, including the January 1, 2010 impact from the adoption of the new consolidation accounting standards, would have been 4.8% as of December 31, 2009. The 70 basis point increase in our TCE ratio in the first quarter of 2010 over the pro forma ratio of 4.8% as of December 31, 2009 was driven by strong earnings in the first quarter, coupled with the $11.7 billion decline in managed assets.

•

Adoption of New Consolidation Accounting Standards: As indicated above, we added approximately $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with approximately $44.3 billion of related debt issued by these trusts to third-party investors to our balance sheet on January 1, 2010 as a result of the adoption of the new consolidation accounting standards.

Business Environment and Significant Developments

Economic conditions, while still challenging, continued to show signs of stabilization and improvement in the first quarter of 2010. Although the unemployment rate remained high at 9.7% in March 2010 and is likely to remain elevated for some time, it is down from a high of 10.1% in October 2009. The fundamentals of the labor market, which is a driving force in the economic recovery, appear to be moving in the right direction with signs of a slowdown in layoffs and a pick up in hiring. Consumer spending improved during the first quarter of 2010, but spending remains soft due to pressure from the weak labor and housing markets, which impacts our purchase volume and growth outlook for 2010.

Business Outlook

The statements contained in this section are based on our current expectations regarding the Company’s outlook for its financial results and business strategies. Certain statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward looking statements. See “Forward Looking Statements” and “Item 1A. Risk Factors” of our 2009 Form 10-K for factors that could materially influence our results.

Business Segment Expectations

We discuss below our current expectations regarding the performance of each of our business segments over the near-term based on current market conditions, the regulatory environment and our business strategies. Following this discussion, we summarize how the expected performance of our business segments will impact our overall near-term corporate financial performance.

Credit Card Business

For the remainder of 2010 and into early 2011, we expect that quarterly Domestic Card revenue margin will decline, as credit trends, seasonality, and consumer and competitor responses to the Credit CARD Act play out. Several factors drive the expected decline, including the following:

•

The credit-related benefit to revenue we experienced in the first quarter of 2010 is likely to diminish. As the company was able to recognize a greater portion of the finance charges and fees it billed in the first quarter as revenue, it will have a smaller backlog of first quarter billings currently deemed uncollectible that could be recognized in future quarters as credit improves.

•	Beginning in the second quarter, we expect to experience an additional modest decline in overlimit fee revenue resulting from the February 22, 2010 implementation of Credit CARD Act regulations.

•

We expect that the August 22, 2010 implementation of “reasonable and proportional” fee regulations will reduce revenue margin in the Domestic Card business. We expect a “half-quarter” revenue impact in the third quarter of 2010, and a “full quarter” effect in the fourth quarter of 2010.

•

As Domestic Card originations grow for the remainder of 2010, the percentage of total Domestic Card loan balances at promotional interest rates is likely to increase, reducing weighted average annual percentage rates for the Domestic Card portfolio.

By the end of 2010 or early in 2011, we expect that the quarterly Domestic Card revenue margin will be around 15%. We expect non-interest expense as a percentage of loans to increase in the near-term, largely due to the impact of the declining loan balances and the expected increase in marketing expenses. We expect that marketing expenses will increase to more normal levels over the next several quarters. The pace and extent of the expected increase in marketing expense will depend upon consumer demand and the competitive landscape. We expect that our marketing efforts, coupled with reduced charge-offs, will generate modest growth in our revolving card balances over the remainder of 2010. However, we expect that Domestic Card loan balances will be relatively flat for the remaining quarters of 2010, as growth in revolving credit cards is offset by elevated charge-offs and the continuing run-off of installment loans.

We expect the provision for loan and lease losses for our Domestic Card business to decline over the next several quarters. We believe that credit losses for our Domestic Card business peaked in the first quarter of 2010. As a result, we expect a modest reduction in charge-offs beginning in the second quarter of 2010. We believe that further reductions in the Domestic Card allowance for loan and lease losses are possible for the remainder of 2010.

As a result of these revenue and expense trends, we believe that it is likely that the pre-provision earnings as a percentage of loans for our Domestic Card business will decline through 2010 and perhaps into early 2011. We expect that this decline will be cushioned by an expected reduction in the provision for loan and lease losses for our Domestic Card business. We believe that the long-term overall economics of our Domestic Card business will continue to be very attractive.

Commercial Banking Business

Although the commercial banking portfolio remained relatively flat in the first quarter of 2010, attractive lending opportunities are beginning to emerge. Based on these opportunities, we expect modest growth in our commercial banking portfolio over the course of 2010. Nonperforming loans and charge-offs will likely remain elevated across our Commercial Banking business due to continued stress on our commercial loan portfolio from the decline in commercial real estate values and continued deterioration in our commercial loan portfolio, although the pace of deterioration has slowed. We continue to believe that our commercial banking loan portfolio is well positioned to weather the downturn in commercial real estate.

Consumer Banking Business

We continue to expect an overall decline in the balance of loans in our Consumer Banking business, attributable to our auto and mortgage loan portfolios. Our auto loan balances have been declining as a result of our decision to retrench and reposition our origination volume in 2008. We expect the balance of loans in our auto finance business to continue to decline by approximately $1.5 billion; however, we are beginning to approach a point where our new auto loan originations are close to offsetting the run-offs from our previous business. We expect the balance of loans in our mortgage portfolio, which largely remains in a run-off mode, to decline by approximately $2.5 billion during 2010.

Total Company Earnings Expectations

Over the next several quarters, we expect our quarterly margins to decline to more normal historical levels, driven by an expected decrease in Domestic Card revenue margin, as well as the stabilization of funding costs. We expect that the balance of total loans will continue to decline over the next few quarters before reaching a bottom at the end of 2010 or early in 2011. We expect the continuing run-off of businesses that we exited or repositioned during the economic recession to drive the decline in total outstanding loans. We expect expenses to increase during this period, as we ramp up marketing expenses to more normal historical levels and continue to make investments in our banking infrastructure to support future growth. We expect that total operating expenses, excluding marketing expense, will remain near current levels, with modest quarterly variability, as continuing infrastructure investments are offset by continuing operating efficiency improvements. We believe the combined impact of these expected trends will result in lower quarterly “pre-provision” earnings (earnings excluding our provision for loan and lease losses) into 2011. We expect pre-provision earnings to establish a positive trend over the course of 2011.

We anticipate a continued reduction in the level of charge-offs, resulting in a decline in our provision expense for loan and lease losses. We expect the declining provision for loan and lease losses to cushion the bottom-line impact of the expected decline in pre-provision earnings.

Balance Sheet Expectations

We have discontinued the origination of national installment loans within our Domestic Card business, stopped national mortgage loan and small-ticket commercial real estate loan originations and repositioned and retrenched our auto finance business. As a result of the run-off of these businesses, which we exited or repositioned during the recession, we expect total loans to decline by approximately $7.0 billion from year-end 2009 to year-end 2010. Approximately $2.6 billion of the expected decline occurred in the first quarter of 2010. Therefore, we expect an additional decline for the remainder of 2010 of approximately $4.4 billion, which includes expected declines of approximately $2.0 billion in installment loans, $1.5 billion in mortgages, and $500 million in auto loans.

We expect that the impact of run-off portfolios will be partially offset by modest growth in revolving credit card loans in our Domestic Card business and commercial loans in the Commercial Banking business. As a result of the ongoing attrition related to businesses that we exited or repositioned during the recession, we continue to expect a mid-single digit percentage decline in total ending loan balances in 2010. Based on the rapid shrinkage in our loan balances during 2009, we expect a high-single digit percentage decline in average loan balances in 2010 compared with 2009.

Given the historically high levels of coverage, and underlying business and economic trends, further reduction in the allowance for loan and lease losses is possible over the remainder of 2010. The combination of declining outstanding loan balances and more favorable credit trends may create the potential for significant allowance releases. We expect the balance of securitized loans, which decreased by approximately $9.0 billion in the first quarter of 2010, to decrease by an additional $11 billion over the remainder of 2010. Assuming this level of decline, the balance of securitized loans at the end of 2010 would be approximately 43% lower than the balance at the end of 2009.

We previously indicated that trends in our Tier 1 capital and TCE ratios would diverge in 2010 and early 2011 as a result of our adoption of the new consolidation accounting standards. The change in these ratios during the first quarter of 2010 reflected this expectation. As permitted under the capital rules issued by banking regulators in January 2010, we elected to phase in the impact from the adoption of the new consolidation accounting standards on risk-based capital over 2010 and the first quarter of 2011. During the phase in period, we expect that our Tier 1 ratios will continue to be adversely affected by a decrease in the numerator resulting from the disallowance of a portion of the deferred tax assets associated with the increase in our allowance for loan and lease losses from consolidation and an increase in the denominator through the first quarter of 2011 due in part to the new consolidation accounting standards. We expect, however, that our Tier 1 capital ratios will remain above well capitalized minimum levels throughout the regulatory capital phase-in period for the new consolidation standards. Because regulatory capital ratios are more pro-cyclical than the TCE ratio, we expect that as credit loss levels begin to normalize, our Tier 1 ratios will more than proportionately follow the fundamental upward trajectory of the TCE ratios.

IV. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1—Significant Accounting Policies” of our 2009 Form 10-K.

The use of fair value to measure our financial instruments is fundamental to the preparation of our consolidated financial statements because we account for and record a substantial portion of our assets and liabilities at fair value. The fair value accounting rules provide a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Each asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions.

Our financial instruments recorded at fair value on a recurring basis represented approximately 20% of our total reported assets of $200.7 billion as of March 31, 2010, compared with 26% of our total reported assets of $169.6 billion as of December 31, 2009. Financial assets for which fair values were measured using significant Level 3 inputs represented approximately 4% of these financial instruments (1% of total assets) as of March 31, 2010, and approximately 14% (4% of total assets) as of December 31, 2009. The decreases in the percentage of financial instruments measured at a fair value on a recurring basis and the percentage of financial instruments measured using Level 3 inputs were primarily attributable to the increase in our assets from the adoption of the new consolidation accounting standards, as the consolidated loans are generally classified as held for investment and are therefore not measured at fair value on a recurring basis. We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 7—Fair Value of Financial Instruments.”

We provide additional information on our critical accounting policies and estimates in our 2009 Form 10-K in “Item 7. MD&A—Critical Accounting Policies.”

V. RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, financial condition, stockholders’ equity, capital ratios or business operations. As discussed above, effective January 1, 2010, we adopted two new accounting standards that had a significant impact on the manner in which we account for our securitization transactions, our consolidated financial statements and our capital ratios. These new accounting standards eliminated the concept of qualified special purpose entities (“QSPEs”), revised the accounting for transfers of financial assets and changed the consolidation criteria for VIEs. Under the new accounting guidance, the determination to consolidate a VIE is based on a qualitative assessment of which party to the VIE has “power” combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. Consolidation is required when an entity has the power to direct matters which significantly impact the economic performance of the VIE, together with either the obligation to absorb losses or the rights to receive benefits that could be significant to the VIE. The prospective adoption of this new accounting guidance resulted in our consolidating substantially all our existing securitization trusts that had previously been off-balance sheet and eliminated sales treatment for new transfers of loans to securitization trusts. We provide additional information on the impact of these new accounting standards above in “Impact from Adoption of New Consolidation Accounting Standards” and in “Note 1—Summary of Significant Accounting Policies.” We also identify and discuss the impact of other significant recently issued accounting pronouncements, including those not yet adopted, in “Note 1—Summary of Significant Accounting Policies.”

VI. OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

In the ordinary course of business, we are involved in various types of transactions with limited liability companies, partnerships or trusts that often involve special purpose entities (“SPEs”) and variable interest entities (“VIEs”). Some of these arrangements are not recorded on our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the transaction, depending on the nature or structure of, and accounting required to be applied to, the arrangement. Because these arrangements involve separate legal entities that have significant limitations on their activities, they are commonly referred to as “off-balance sheet arrangements.” These arrangements may expose us to potential losses in excess of the amounts recorded in the consolidated balance sheets. Our involvement in these arrangements can take many forms, including securitization and servicing activities, the purchase or sale of mortgage-backed or other asset-backed securities in connection with our mortgage portfolio, and loans to VIEs that hold debt, equity, real estate or other assets. Under previous accounting guidance, we were not required to consolidate the majority of our securitization trusts because they were QSPEs. Accordingly, we considered these trusts to be off-balance sheet arrangements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two new accounting standards that eliminated the concept of QSPEs, revised the accounting for transfers of financial assets and changed the consolidation criteria for VIEs. As discussed above in “Impact from Adoption of New Consolidation Accounting Standards,” these standards were effective January 1, 2010 and resulted in the consolidation of our credit card securitization trusts, one installment loan trust and certain option-ARM mortgage loan trusts originated by Chevy Chase Bank for which we provide servicing.

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $1.2 billion and $305.3 million, respectively, as of March 31, 2010, and our maximum exposure to loss was $1.2 billion. We provide a discussion of our activities related to these VIEs in “Note 15—Other Variable Interests.”

VII. CONSOLIDATED FINANCIAL PERFORMANCE

Table 1 presents a summary of our total company financial performance on a reported basis for the first quarter of 2010, compared with our total company financial performance on both a reported and on a managed basis for the first quarter of 2009, along with selected performance metrics that we believe are useful in evaluating changes in our results between periods.

Table 1: Consolidated Corporate Financial Summary and Selected Metrics

(Dollars in thousands)	Three Month Ended March 31,
	2010	2009(1)		Change
	Reported	Reported	Managed	Reported	Managed
Earnings:
Net interest income	$3,228,153	$1,792,988	$2,749,990	$1,435,165	$478,163
Non-interest income	1,061,458	1,089,844	985,662	(28,386)	75,796

Total revenue(2)	4,289,611	2,882,832	3,735,652	1,406,779	553,959
Provision for loan and lease losses	1,478,200	1,279,137	2,131,957	199,063	(653,757)
Restructuring expenses(3)	0	17,627	17,627	(17,627)	(17,627)
Other non-interest expenses	1,847,601	1,727,662	1,727,662	119,939	119,939

Income (loss) from continuing operations before taxes	963,810	(141,594)	(141,594)	1,105,404	1,105,404
Income taxes	244,359	(58,490)	(58,490)	302,849	302,849

Income (loss) from continuing operations, net of tax	719,451	(83,104)	(83,104)	802,555	802,555
Loss from discontinued operations, net of tax(2)	(83,188)	(24,958)	(24,958)	(58,230)	(58,230)

Net income (loss)	$636,263	$(108,062)	$(108,062)	$744,325	$744,325
Net income (loss) available to common shareholders	$636,263	$(172,252)	$(172,252)	$808,515	$808,515

Earnings per common share:
Basic earnings per common share:
Income (loss) from continuing operations, net of tax	$1.59	$(0.38)	$(0.38)	$1.97	$1.97
Loss from discontinued operations, net of tax(4)	(0.18)	(0.06)	(0.06)	(0.12)	(0.12)

Net income (loss) per common share	$1.41	$(0.44)	$(0.44)	$1.85	$1.85
Diluted earnings per common share:
Income (loss) from continuing operations, net of tax	$1.58	$(0.38)	$(0.38)	$1.96	$1.96
Loss from discontinued operations, net of tax(4)	(0.18)	(0.06)	(0.06)	(0.12)	(0.12)

Net income (loss) per common share	$1.40	$(0.44)	$(0.44)	$1.84	$1.84

Average balances:
Reported loans held for investment	$134,206,161	$103,242,406	$147,182,092	$30,963,755	$(12,975,931)
Investment securities	38,086,936	34,209,102	34,209,102	3,877,834	3,877,834
Interest bearing deposits	104,017,325	100,886,478	100,886,478	3,130,847	3,130,847
Total deposits	117,530,424	112,136,745	112,136,745	5,393,679	5,393,679
Other borrowings	51,195,247	15,697,078	57,463,694	35,498,169	(6,268,447)

(Dollars in thousands)	Three Month Ended March 31,
	2010	2009(1)		Change
	Reported	Reported	Managed	Reported	Managed
Selected company metrics :
Return on average assets (ROA)	1.39%	(0.20)%	(0.16)%	1.59%	1.55%
Return on average equity (ROE)	12.15	(1.23)	(1.23)	13.38	13.38
Net charge-off rate	6.01	4.41	5.41	1.60	0.60
Delinquency rate (30+ days performing)	4.22	3.65	4.10	0.57	0.12
Net interest margin	7.10	4.94	5.89	2.16	1.21
Revenue margin	9.43	7.94	8.01	1.49	1.42
Risk-adjusted margin (5)	5.00	4.81	3.74	0.19	1.26

(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first quarter of 2009 include only a partial quarter impact from Chevy Chase Bank.
(2)

In accordance with our finance charge and fee revenue recognition policy, the amounts billed to customers but not recognized as revenue on a reported and managed basis totaled $354.4 million and $544.4 million for the three months ended March 31, 2010 and 2009, respectively.

(3)	In 2009, we completed the restructuring that was initiated in 2007.
(4)	Discontinued operations reflect costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which was closed in 2007.
(5)	Calculated based on total revenue less net charge-offs divided by average earning assets.

The section below provides a comparative discussion of our consolidated corporate financial performance for the three months ended March 31, 2010 and 2009. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets, which includes loans held for investment and investment securities, and the interest expense on our interest-bearing liabilities, which includes interest-bearing deposits, senior and subordinated notes, securitized debt and other borrowings. We include in interest income any past due fees on loans that we deem are collectible. Our net interest margin represents the difference between the yield on our interest-earning assets and the cost of our debt, including the impact of non-interest bearing funding. Prior to the adoption of the new consolidation accounting standards on January 1, 2010, our reported net interest income did not include interest income from loans in our off-balance sheet securitization trusts or the interest expense on third-party debt issued by these securitization trusts. Beginning January 1, 2010, servicing fees, finance charges, other fees, net charge-offs and interest paid to third party investors related to consolidated securitization trusts are included in net interest income.

Table 2 below displays the major sources of our interest income and interest expense for the three months ended March 31, 2010 and 2009. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. We provide additional supplemental tables in “Supplemental Statistical Tables” to assist in analyzing changes in our net interest income. Table A under “Supplemental Statistical Tables” presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, the interest earned or paid, and the average yield or cost during the period. Table B under “Supplemental Statistical Tables” presents a rate/volume analysis that shows the variance in our net interest income between periods and the extent to which that variance is attributable to (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 2: Net Interest Income

	Three Months Ended March 31,
	2010	2009(1)
(Dollars in thousands)	Reported	Reported	Managed
Interest income:
Consumer loans	$3,266,320	$1,817,545	$3,105,576
Commercial loans(2)	391,415	374,073	374,073

Loans held for investment, including past-due fees	3,657,735	2,191,618	3,479,649
Investment securities	348,715	395,274	395,274
Other	23,379	63,117	15,743

Total interest income	$4,029,829	$2,650,009	$3,890,666
Interest expense:
Deposits	$398,730	$627,392	$627,392
Securitized debt obligations	241,735	90,733	374,388
Senior and subordinated notes	68,224	58,044	58,044
Other borrowings	92,987	80,852	80,852

Total interest expense	801,676	857,021	1,140,676

Total net interest income	$3,228,153	$1,792,988	$2,749,990

(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first quarter of 2009 include only a partial quarter impact from Chevy Chase Bank.
(2)	Interest income generated from small business credit cards is included in consumer loans.

Our reported net interest income of $3.2 billion for the first quarter of 2010 reflected an increase of 17% over our managed net interest income of $2.7 billion for the first quarter of 2009, driven by a 21% (or 121 basis points) expansion of our net interest margin to 7.10%, which was partially offset by a 3% decrease in our average interest-earning assets.

The 121 basis point increase in our reported net interest margin in the first quarter of 2010 over our managed net interest margin in the first quarter of 2009 was primarily attributable to significant reduction in our average cost of funds of 79 basis points, coupled with an increase in the average yield on our interest-earning assets of 52 basis points. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources. In addition, the overall interest rate environment, combined with our disciplined pricing, drove a decrease in our average deposit interest rates. The increase in the average yield on our interest-earning assets reflected the benefit of pricing changes that we implemented during 2009, which contributed to an increase in the average yields on our loan portfolio, as well as improved credit conditions, which allowed us to recognize a greater proportion of uncollected finance charges in income during the first quarter of 2010.

The decrease in our average interest-earning assets was attributable to the combined impact of the run-off of our installment loan portfolio, declining consumer auto and mortgage loans and elevated charge-offs. Our decision to curb our auto origination volume beginning in 2008 was the primary factory driving the decline in auto loans, while our mortgage portfolio largely remains in a run-off mode.

Non-Interest Income

Non-interest income consists of servicing and securitizations income, service charges and other customer-related fees, mortgage servicing and other, interchange income and other non-interest income. Table 3 displays the components of non-interest income for the three months ended March 31, 2010 and 2009. Prior to the adoption of the new consolidation accounting standards on January 1, 2010, our reported non-interest income included servicing fees, finance charges, other fees, net charge-offs and interest paid to third party investors related to our securitization trusts as a component of non-interest income. In addition, when we created securitization trusts, we recognized gains or losses on the transfer of loans to these trusts and recorded our initial retained interests in the trusts. Beginning January 1, 2010, unless we qualify for sale accounting under the new consolidation accounting standards, we will no longer recognize a gain or loss or record retained interests when we transfer loans into securitization trusts. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third party investors related to our consolidated securitization trusts are now reported as a component of net interest income instead of as a component of non-interest income.

Table 3: Non-Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009(1)
	Reported	Reported	Managed
Non-interest income:
Servicing and securitizations	$(36,368)	$453,144	$(129,538)
Service charges and other customer-related fees	584,973	506,129	779,911
Interchange	311,407	140,090	344,808
Net other-than-temporary impairment losses recognized in earnings	(31,256)	(363)	(363)
Other	232,702	(9,156)	(9,156)

Total non-interest income	$1,061,458	$1,089,844	$985,662

(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first quarter of 2009 include only a partial quarter impact from Chevy Chase Bank.

Non-interest income of $1.1 billion for the first quarter of 2010 increased by $75.8 million, or 8%, over managed non-interest income of $985.7 million for the first quarter of 2009. The increase of $75.8 million was primarily due to a net gain of $127.6 million recognized in the first quarter of 2010 from the sale of interest-only bonds and the related deconsolidation of certain option-adjustable rate mortgage trusts that were consolidated on January 1, 2010 as a result of our adoption of the new consolidation accounting standards. This gain was partially offset by an increase of $30.9 million in other-than-temporary impairment losses in the first quarter of 2010 over the first quarter of 2009. The other-than-temporary impairment losses related to certain non-agency mortgage-related securities, attributable to further deterioration in the credit performance of these securities resulting from the continued weakness in the housing market and high unemployment, and certain other non-agency mortgage-related securities where we expect to sell the securities at a loss. We also experienced an increase in the “other” component of non-interest income due to the recognition of $100.4 million of expense in the first quarter of 2010 for reserves for mortgage repurchase claims related to our acquisition of Chevy Chase Bank. See “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities” below for additional information.

Provision for Loan and Lease losses

We build our allowance for loan and lease losses through the provision for loan and lease losses. Our provision for loan and lease losses in each period is driven by charge-offs and the level of allowance for loan and lease losses that we determine is necessary to provide for probable credit losses inherent in our loan portfolio as of each balance sheet date. Table 11 below under “Consolidated Balance Sheet Analysis—Allowance for Loan and Lease Losses” summarizes changes in our allowance for loan and lease losses and details the provision for loan and lease losses recognized in our income statement and the charge-offs recorded against our allowance for loan and lease losses for the three months ended March 31, 2010 and 2009.

We recorded a provision expense for loan and lease losses of $1.5 billion for the first quarter of 2010, compared with a managed provision expense for loan and lease losses of $2.1 billion for the first quarter of 2009. Reported net charge-offs totaled $2.0 billion during the first quarter of 2010, the same level as our managed net charge-offs during the first quarter of 2009. The decrease in our provision expense for loan and lease losses was primarily due to a $565.9 million reduction, excluding the impact of deconsolidated trusts, in our allowance for loan and lease losses in the first quarter of 2010, attributable to an improvement in underlying credit conditions and trends, and the decrease in our outstanding loans. Although we reduced our allowance for loan and lease losses during the first quarter of 2010, the coverage ratio of our allowance for loan and lease losses as a percentage of total loans increased to 5.96% as of March 31, 2010, from 4.55% of reported loans as of December 31, 2009. The increase was due to the establishment of an allowance for loan and lease losses for newly consolidated loans as a result of our January 1, 2010 adoption of the new consolidation accounting standards.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment and occupancy costs, and miscellaneous expenses. Marketing expenses also are included in non-interest expense. Table 4 displays the components of non-interest expense for the three months ended March 31, 2010 and 2009.

Table 4: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
	Reported	Reported/Managed(1)
Non-interest expense:
Salaries and associated benefits	$646,436	$554,431
Marketing	180,459	162,712
Communications and data processing	169,327	199,104
Supplies and equipment	123,624	118,900
Occupancy	119,779	100,185
Restructuring expense	—	17,627
Other	607,976	592,330

Total non-interest expense	$1,847,601	$1,745,289

(1)	Non-interest expense reported and managed amounts were the same for the three months ended March 31, 2009.

Non-interest expense of $1.8 billion for the first quarter of 2010 increased by $102.3 million, or 6%, over non-interest expense of $1.7 billion for the first quarter of 2009. The increase of $102.3 million was primarily due to higher salary and benefits and occupancy costs resulting from the full-quarter impact in the first quarter of 2010 of expenses related to our Chevy Chase Bank operations. Our increased marketing and infrastructure investments to attract and support new business volume also contributed to the increase in non-interest expense.

Other non-interest expense for the first quarter of 2010 consists of professional services expenses of $187.4 million, credit collection costs of $168.8 million, fee assessments of $54.8 million and intangible amortization expense of $55.0 million. Other non-interest expense for the first quarter of 2009 consists of professional services expenses of $193.3 million, credit collection costs of $158.9 million, fee assessments of $55.5 million and intangible amortization expense of $50.4 million.

Income Taxes

The Company recorded an income tax expense of $244.4 million for the first three months of 2010, compared with an income tax benefit of $58.5 million for the first three months of 2009. The related effective income tax rates were 25.3% and 41.3%, respectively. The decrease in the effective income tax rate was primarily due to the impact of business tax credits and permanent tax items, including tax-exempt interest, relative to the positive net income before tax in 2010, and a $50.0 million tax benefit from the settlement of certain pre-acquisition tax liabilities related to North Fork and resolution of certain tax issues before the U.S. Tax Court. We provide additional information on items affecting our income taxes and effective tax rate in our 2009 Form 10-K under “Note 18—Income Taxes.”

VIII. CONSOLIDATED BALANCE SHEET ANALYSIS AND CREDIT PERFORMANCE

Total assets of $200.7 billion as of March 31, 2010 decreased by $10.8 billion, or 5%, from adjusted total assets of $211.5 billion as of January 1, 2010. Adjusted total assets includes the impact on January 1, 2010 from our adoption of the new consolidation accounting standards. Total liabilities of $176.3 billion decreased by $11.5 billion, or 6%, from adjusted total liabilities $187.9 billion as of January 1, 2010. Our stockholders’ equity, after taking into account the cumulative effect after-tax charge of $2.9 billion to retained earnings on January 1, 2010 from the adoption of the new consolidation accounting standards, increased by $723.9 million to $24.4 billion as of March 31, 2010. The increase in stockholders’ equity was primarily attributable to our net income of $636.3 million in the first quarter of 2010. Following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2010, excluding the impact from our January 1, 2010 adoption of the new consolidation accounting standards.

Securities Available for Sale

Our investment securities classified as available for sale consist of U.S. Treasury and agency securities, non-agency mortgage-backed securities and other asset-backed securities. Table 5 shows the components of our available-for-sale investment securities as of March 31, 2010 and December 31, 2009.

Table 5: Securities Available for Sale

	As of
(Dollars in thousands)	March 31, 2010	December 31, 2009
U.S. Treasury and other U.S. Government agency obligations	$839,245	$868,706
Collateralized mortgage obligations	13,348,679	9,638,028
Mortgage-backed securities	14,895,737	20,684,181
Non mortgage asset-backed securities	8,705,458	7,191,606
Other	461,898	447,041

Total	$38,251,017	$38,829,562

We had gross unrealized gains of $870.7 million and gross unrealized losses of $354.2 million on available-for sale securities as of March 31, 2010, compared with gross unrealized gains of $839.9 million and gross unrealized losses of $549.1 million as of December 31, 2009. The decrease in gross unrealized losses in the first quarter of 2010 was primarily due to the sale of some of our mortgage securities that were in an unrealized loss position as of December 31, 2009. Of the $354.2 million gross unrealized losses as of March 31, 2010, $343.3 million related to securities that had been in a loss position for more than 12 months.

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment based on a number of criteria, including the extent and duration of the decline in value, the severity and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments; the value of underlying collateral, our intent and ability to hold the security and current market conditions.

Other-than-temporary impairment is recognized in earnings if one of the following conditions exists: (1) a decision to sell the security has been made; (2) it is more likely than not that we will be required to sell the security before the impairment is recovered; or (3) the amortized cost basis is not expected to be recovered. If, however, we have not made a decision to sell the security and we do not expect that we will be required to sell prior to recovery of the amortized cost basis, only the credit component of other-than-temporary impairment is recognized in earnings. The noncredit component is recorded in other comprehensive income (“OCI”). The credit component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted based on the original yield, while the noncredit component is the remaining difference between the security’s fair value and the present value of expected future cash flows.

We recognized net other-than-temporary impairment of $26.8 million on available-for-sale securities in the first quarter of 2010, due in part to deterioration in the credit performance of certain securities resulting from the continued weakness in the housing market and high unemployment and our decision to sell certain other securities before recovery of the impairment amount.

We provide additional information on our available-for-sale securities in “Note 5—Securities Available for Sale.”

Total Loans

Total loans consists of loans held for investment and restricted loans for securitization investors. Total reported declined by $6.7 billion, or 5%, during the first quarter of 2010 to $130.1 billion as of March 31, 2010, from total managed loans of $136.8 billion as of December 31, 2009. The decline was primarily due to charge-offs and run-off of loans in businesses that we either exited or repositioned early in the economic recession. The run-offs are related to installment loans in our Credit Card business and mortgage loans in our Consumer Banking business. Table 6 presents the composition our loan portfolio by business segments.

Table 6: Loan Portfolio Composition

(Dollars in thousands)	March 31, 2010	December 31, 2009
	Reported	Reported	Managed
Domestic credit card	$56,077,250	$20,066,548	$60,299,827
International credit card	7,578,110	2,273,211	8,223,835

Total credit card	$63,655,360	$22,339,759	$68,523,662
Commercial and multifamily real estate(1)	13,617,900	13,843,158	13,843,158
Middle market	10,310,156	10,061,819	10,061,819
Specialty lending	3,618,987	3,554,563	3,554,563

Total commercial lending	$27,547,043	$27,459,540	$27,459,540
Small ticket commercial real estate	2,065,095	2,153,510	2,153,510

Total commercial banking	$29,612,138	$29,613,050	$29,613,050
Automobile	17,446,430	18,186,064	18,186,064
Mortgage	13,966,471	14,893,187	14,893,187
Other retail	4,969,775	5,135,242	5,135,242

Total consumer banking	$36,382,676	$38,214,493	$38,214,493
Other loans	464,347	451,697	451,697

Total company	$130,114,521	$90,618,999	$136,802,902

(1)	Includes construction and land development loans totaling $2.5 billion as of both March 31, 2010 and December 31 2009.

Credit Performance

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Key metrics that we track and use in evaluating the credit quality of our loan portfolio include delinquency rates, nonperforming loans, charge-off rates. High unemployment, the decline in home prices and continued weak economic conditions have adversely affected the ability of consumers and businesses to meet their debt obligations, which has contributed to elevated rates of delinquencies, nonperforming loans and charge-offs. We present information in the section below on the credit performance of our total loans, including the key metrics that we use in tracking changes in the credit quality of our loan portfolio.

Delinquent and Nonperforming Loans

We consider the entire balance of an account to be delinquent if the minimum contractually required payment is not received by the due date. Our policies for classifying loans as nonperforming and placing them on nonaccrual status are as follows:

•

Credit card loans: We continue to classify credit card loans as performing until the loan is charged off. We also continue to accrue finance charges and fees on credit card loans until the account is charged-off. We reduce, however, the carrying amount of credit card loan balances by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

•

Consumer loans: If we determine that collectability of principal and interest is reasonably assured, we classify delinquent consumer loans as performing and continue to accrue interest until the loan is 90 days past due for auto and mortgage loans and until the loan is 120 days past due for other non-credit card consumer loans. If we determine that collectability is not reasonably assured, or the loan is 90 days past due for auto and mortgage loans and 120 days past due for other non-credit card consumer loans, we consider the loan to be nonperforming and it is placed on nonaccrual status.

•

Commercial loans: We classify commercial loans as nonperforming and place them on nonaccrual status at the earlier of the date we determine that the collectability of interest or principal on the loan is not reasonably assured or the loan is 90 days past due.

•

Loans acquired from Chevy Chase Bank: Loans that we acquired from Chevy Chase Bank were recorded at fair value, including those considered to be impaired at the date of purchase. We therefore do not classify loans that we acquired from Chevy Chase Bank as delinquent or nonperforming unless they do not perform in accordance with our expectations as of the purchase date.

Table 7 compares 30+ day performing loan delinquency rates, by loan category, as of March 31, 2010 and December 31, 2009. Delinquency rates for all loan categories, except commercial and multifamily real estate, showed signs of improvement during the first quarter of 2010, reflecting positive trends in credit conditions. In addition, expected seasonal trends and the diminishing initial adverse impact from the pricing changes we made during 2009 contributed to a reduction in the delinquency rate for domestic credit cards.

Table 7: 30+ Day Performing Delinquencies(1)

	March 31, 2010		December 31, 2009(2)
(Dollars in thousands)	Amount	Rate	Amount	Rate
Domestic credit card	$2,979,316	5.31%	$3,487,390	5.78%
International credit card	484,087	6.39	539,030	6.55

Total credit card	$3,463,403	5.44%	$4,026,420	5.88%
Commercial and multifamily real estate	277,177	2.04	84,385	0.61
Middle market	45,252	0.44	46,148	0.46
Specialty lending	57,081	1.58	59,958	1.69
Small ticket commercial real estate	107,596	5.21	120,392	5.59

Total commercial banking	$487,106	1.64%	$310,883	1.05%
Automobile	1,322,948	7.58	1,824,255	10.03
Mortgages	129,951	0.93	187,940	1.26
Retail banking	50,624	1.02	63,243	1.23

Total consumer banking	$1,503,523	4.13%	$2,075,438	5.43%
Other	42,138	9.07	52,417	11.60

Total company	$5,496,170	4.22%	$6,465,158	4.73%

(1)

Loans acquired from Chevy Chase Bank are not classified as delinquent unless they do not perform in accordance with our expectations as of the purchase date. We do, however, include these loans in the denominator used in calculating our delinquency rates. The 30 day+ delinquency rates, excluding loans acquired from Chevy Chase Bank, for commercial banking, mortgages, retail banking and total consumer banking were 1.69%, 1.58%, 1.07% and 4.95%, respectively, as of March 31, 2010, compared with 1.08%% , 2.18%, 1.30% and 6.56%, respectively, as of December 31, 2009.

(2)

Delinquency statistics are based on our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

Table 8 presents the amount of nonperforming loans and the ratio of nonperforming loans to total loans, by loan category, as of March 31, 2010 and December 31, 2009. The increase in our nonperforming ratio to 1.04% as of March 31, 2010, from 0.94% as of December 31, 2009 was primarily attributable to our commercial and mortgage loan portfolios. The weak economy, decline in property values and high unemployment continued to have an adverse impact on our commercial and mortgage loan portfolios.

Table 8: Nonperforming Loans(1)(2)

	March 31, 2010		December 31, 2009(3)
(Dollars in thousands)	Amount	As a Percentage of Loans Held for Investment	Amount	As a Percentage of Loans Held for Investment
Commercial and multifamily real estate	$473,993	3.48%	$428,754	3.10%
Middle market	112,410	1.09	104,272	1.04
Specialty lending	73,323	2.03	73,866	2.08
Small-ticket commercial real estate	74,979	3.63	94,674	4.40

Total commercial banking	$734,705	2.48%	$701,566	2.37%
Automobile	83,682	0.48	143,341	0.79
Mortgages	429,716	3.08	322,473	2.17
Retail banking	74,678	1.50	86,842	1.69

Total consumer banking	$588,076	1.62%	$552,656	1.45%
Other	36,623	7.89	34,484	7.63

Total company	$1,359,404	1.04%	$1,288,706	0.94%

(1)

Loans acquired from Chevy Chase Bank are not classified as nonperforming unless they do not perform in accordance with our expectations as of the purchase date. We do, however, include these loans in the denominator used in calculating our nonperforming loan ratios. The nonperforming loan ratios, excluding loans acquired from Chevy Chase Bank, for commercial and multifamily real estate, middle market, total commercial banking, mortgages, retail banking and total consumer banking were 3.54%, 1.16%, 2.55%, 5.22%, 1.58% and 1.93%, respectively, as of March 31, 2010, compared with 3.18%, 1,07%, 2.43%, 3.75%, 1.78% and 1.75%, respectively, as of December 31, 2009.

(2)	In accordance with our policy, we continue to classify credit card loans as performing until the loan is charged off.
(3)

Nonperforming loans are based on our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

Net Charge-Offs

Our net charge-offs consist of the unpaid principal balance of accounts that are charged off net of recoveries of principal amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from net charge-offs. Our charge-off time frame for loans varies based on the loan type. We generally charge off credit card loans when the account is 180 days past due from the statement cycle date. We charge-off consumer loans at the earlier of the date when the account is 120 days past due or upon repossession of the underlying collateral. We generally charge off mortgage loans when the account is 180 days past due. The charge-off amount is based on the estimated home value as of the date of the charge-off. We update our home value estimates quarterly and recognize additional charge-offs for declines in home values below our initial estimate at the date mortgage loans are charged off. We charge off commercial loans when we determine that amounts are uncollectible. Credit card loans in bankruptcy are charged off within 30 days of notification, and other non-credit card consumer loans are charged off within 60 days. Credit card and other non-credit card consumer loans of deceased account holders are charged off within 60 days of notification. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. Our net charge-offs do not include losses related to the loans we acquired from Chevy Chase Bank, which we considered to be impaired at the date of purchase. We recorded the purchased impaired Chevy Chase loan portfolio at fair value at acquisition, which already takes into account estimated credit losses.

Table 9 presents our net charge-off rates, by loan category, for the three months ended March 31, 2010 and 2009. We present the dollar amount of charge-offs below in Table 11 under “Allowance for Loan and Lease Losses.” The net charge-off ratio increased by 60 basis points to 6.01% for the first quarter of 2010, from 5.41% in the first quarter of 2009.

Table 9: Net Charge-Offs

	Three Months Ended
	March 31, 2010	December 31, 2009(1)	March 31, 2009(1)
Credit card	10.30%	9.58%	8.27%
Commercial banking (2)(3)	1.37	2.91	0.56
Consumer banking(2)(3)	2.03	2.85	3.30
Other	18.82	28.25	4.58

Total company	6.01%	6.33%	5.41%

(1)

Net charge-offs reflect charge-offs related to our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

(2)	Excludes losses on the purchased credit-impaired loans acquired from Chevy Chase Bank.
(3)

Loans acquired as part of the Chevy Chase Bank acquisition are included in the total average loans held for investment used in calculating the net charge-off rates. Excluding these loans, the charge-off rates would have been 1.41% and 2.93% for the commercial banking and 2.28% and 3.45% for the consumer banking for the three months ended March 31, 2010 and December 31, 2009, respectively.

The increase in our total company net charge-off rate reflected higher charge-off rates across all of our loan categories, except consumer banking, primarily attributable to the continued impact of weak economic conditions and high unemployment. Declining loan balances and the initial adverse impact on charge-offs as a result of pricing changes that we made during 2009 also contributed to the increase in the net charge-off rate for credit card loans. The increase in our commercial banking net charge-off rate was driven by continued elevation of construction loan charge-offs and increased charge-offs in our office building loan portfolio and across our middle market and small-ticket commercial real-estate portfolios. Improved credit performance from our more recent automobile loan originations, coupled with stabilization in the auction prices of repossessed automobiles, contributed to the reduction in the net charge-off rate for consumer banking.

Although our net charge-off rates increased in the first quarter of 2010, there were signs of improvement in credit conditions and trends relative to the fourth quarter of 2009. As a result, our net charge-off rates declined in the first quarter of 2010 relative to the fourth quarter of 2009.

Loan Modifications and Restructurings

As part of our loss mitigation effort, we may provide short-term or long-term modifications to a borrower experiencing financial difficulty to improve long-term loan performance and collectability. Our modifications typically result in a reduction in the borrower’s initial monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both. In some cases, we may curtail the amount of principal owed by the borrower. A troubled debt restructuring is a form of loan modification in which an economic concession is granted to a borrower experiencing financial difficulty. Other modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. We classify restructured loans for which the principal balance of the loan has not been reduced as performing if the borrower complies with the terms of the modified loan and makes payments over several payment cycles in accordance with the modified loan terms.

Table 10 provides a summary of the unpaid principal balance of restructured and modified loans as of March 31, 2010 and December 31, 2009 that are performing in accordance with their modified term. We do not include acquired loans from Chevy Chase Bank that were restructured prior to our acquisition in our loan modification and restructuring amounts, as the initial fair value at acquisition recorded for these loans reflected the terms of the loans that existed at the date of purchase.

Table 10: Loan Modifications and Restructurings

	As of
(Dollars in thousands)	March 31, 2010	December 31, 2009(1)
Commercial and multifamily real estate	$36,405	$41,061
Mortgages	21,996	10,083
Credit card	663,731	678,195
Other	7,000	3,742

Total company	$729,132	$733,081

(1)

Reflects modifications and restructuring of loans in our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts. Certain prior period amounts have been reclassified to conform with the current period presentation.

Purchased Credit-Impaired Loans

Purchased credit-impaired loans totaled $6.8 billion as of March 31, 2010, compared with $7.3 billion as of December 31, 2009. Our portfolio of purchased credit-impaired loans consists of loans acquired in the Chevy Chase Bank transaction, which were recorded at fair value at the date of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans. Therefore, no allowance for loan and lease losses was recorded for these loans as of the acquisition date. We do not report these loans as delinquent or nonperforming or include in net-charge offs as long as they continue to perform in accordance with our expectations as of the date of acquisition. However, we regularly update the amount of expected principal and interest to be collected from these loans. If we determine that it is probable that the amount of expected cash flows for these loans is less than our recorded investment, we would recognize impairment through our provision for loan and lease losses. The credit performance of these loans has been fairly consistent with our estimate of credit losses at the acquisition date. Accordingly, no impairment has been recognized on these loans. We provided additional information on the loans acquired from Chevy Chase Bank in “Note 2—Loans Acquired in a Transfer.”

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses provides for probable credit losses inherent in our loan portfolio as of each balance sheet date. We build our allowance for loan and lease loss reserves through the provision for loan and lease losses for credit losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, we record the charge-off against our allowance for loan and lease losses.

We have an established process, using analytical tools, benchmarks and management judgment, to determine our allowance for loan and lease losses. We calculate the allowance for loan and lease losses by estimating probable losses separately for segments of our loan portfolio with similar risk characteristics. We describe the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments in our 2009 Form 10-K in “Part I—Item 7. MD&A—Critical Accounting Estimates.” Although we examine a variety of externally available data, as well as our internal loan performance data, the process for determining our allowance for loan and lease losses is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions. Accordingly, we have identified our estimation of our allowance for loan and lease losses as a critical accounting policy.

We generally review and assess our allowance methodologies and adequacy of the allowance for loan and lease losses on a quarterly basis. Our assessment involves evaluating many factors including, but not limited to, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, deceased and recovered amounts, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, general economic conditions, changes in the legal and regulatory environment, guidance, and uncertainties in forecasting and modeling techniques used in estimating our allowance for loan and lease losses. Key factors that have a significant impact on our allowance for loan and lease losses include assumptions about unemployment rates, home prices, and the valuation of commercial properties, consumer real estate, and automobiles. During the first quarter of 2010, we did not make any significant changes to the methodologies or policies used in determining our allowance for loan and lease losses.

Table 11, which displays changes in our allowance for loan and lease losses for the three months ended March 31, 2010 and 2009, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses. Table 12 presents an allocation of our allowance for loan and lease losses by loan categories as of March 31, 2010 and December  31, 2009.

Table 11: Summary of Allowance for Loan and Lease Losses

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Balance at beginning of period, as reported	$4,127,395	$4,523,960
Impact from January 1, 2010 adoption of new consolidation accounting standards	4,263,383	—

Balance at beginning of period, adjusted	8,390,778	4,523,960
Charge-offs:
Domestic credit card	(1,806,799)	(801,875)
International credit card	(212,841)	(68,082)

Total credit card	$(2,019,640)	$(869,957)
Commercial and multifamily real estate	(50,011)	(21,083)
Middle market	(23,175)	(2,028)
Specialty lending	(8,735)	(7,740)

Total commercial lending	$(81,921)	$(30,851)
Small ticket commercial real estate	(24,007)	(11,297)

Total commercial banking	$(105,928)	$(42,148)
Automobile	(192,486)	(317,820)
Mortgages	(37,184)	(11,394)
Retail banking	(32,796)	(38,241)

Total consumer banking	$(262,466)	$(367,455)
Other loans	(30,511)	(43,621)

Total charge-offs	$(2,418,545)	$(1,323,181)
Recoveries:
Domestic credit card	$286,916	$105,160
International credit card	40,393	12,972

Total credit card	$327,309	$118,132
Commercial and multifamily real estate	341	0
Middle market	2,125	192
Specialty lending	585	241

Total commercial lending	$3,051	$433
Small ticket commercial real estate	1,060	0

Total commercial banking	$4,111	$433
Automobile	60,749	60,293
Mortgages	1,074	376
Retail banking	6,191	5,550

Total consumer banking	$68,014	$66,219
Other loans	1,328	610

Total recoveries	$400,762	$185,394

Total net charge-offs	$(2,017,783)	$(1,137,787)
Provision for loan and lease losses	1,478,200	1,279,137
Impact from acquisitions, sales and other changes(1)	(99,450)	(17,279)

Balance at end of period	$7,751,745	$4,648,031

(1)

Includes a reduction in our allowance for loan and lease losses of $73.2 million in the first quarter of 2010 as a result of the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts.

Table 12: Allocation of the Reported Allowance for Loan and Lease Losses

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Credit Card:
Domestic credit card	$5,162,402	9.21%	$1,926,724	9.60%
International credit card	611,807	8.07	198,919	8.75

Total credit card	$5,774,209	9.07%	$2,125,643	9.52%

Commercial Banking:
Commercial and multifamily real estate	537,180	3.94	471,308	3.40
Middle market	171,990	1.67	130,691	1.30
Specialty lending	107,721	2.98	90,219	2.54

Total commercial lending	$816,891	2.97%	$692,218	2.52%
Small ticket commercial real estate	97,873	4.74	93,380	4.34

Total commercial banking	$914,764	3.09%	$785,598	2.65%

Consumer Banking:
Automobile	522,477	2.99	665,132	3.66
Mortgage	153,239	1.10	175,076	1.18
Other retail	258,632	5.20	236,330	4.60

Total consumer banking	$934,348	2.57%	$1,076,538	2.82%

Other loans	128,424	27.66	139,616	30.91

Total company	$7,751,745	5.96%	$4,127,395	4.55%

Allowance for loan and lease losses as a percentage of:
Period-end loans	$130,114,521	5.96%	$90,618,999	4.55%
Nonperforming loans	$1,359,404	570.23%	$1,288,706	320.27%

As a result of our prospective adoption on January 1, 2010 of the new consolidation accounting standards, we added to our consolidated balance sheet approximately $41.9 billion of assets, consisting primarily of credit card loan receivables underlying our consolidated securitization trusts. As indicated above in Table 11, we also increased our allowance for loan and lease losses for the newly consolidated loans by $4.3 billion. Our allowance for loan and lease losses, excluding the $4.3 billion addition from the January 1, 2010 adoption of the new consolidation accounting standards and the impact of deconsolidated trusts, decreased by $565.9 million during the first quarter of 2010 to $7.8 billion, or 5.96% of our total loan portfolio, as of March 31, 2010. In comparison, our allowance for loan and lease losses represented 4.55% of our total loan portfolio as of December 31, 2009.

The $565.9 million decrease of in our allowance for loan and lease losses, excluding the impact from the January 1, 2010 adoption of the new consolidation accounting standards, was primarily driven by a decline in the allowance for our consumer banking loan portfolio that was partially offset by an increase in the allowance for our commercial banking loan portfolio. The reduction in the allowance for loan and lease losses related to our consumer banking loan portfolio was primarily attributable to improving economic conditions, including more stable home prices and modest reductions in unemployment, which contributed to a decline in consumer loan delinquencies and charge-offs. As a result of these more favorable indicators, we reduced our estimate of incurred losses and released a portion of the allowance for loan and lease related to consumer loans as of March 31, 2010. The increase in the allowance for loan and lease losses related to our commercial loan portfolio was driven by a continued, although slowing, decline in the credit quality of our commercial loan portfolio.

While we reduced the amount of our allowance for loan and lease losses in the first quarter of 2010, our allowance for loan and lease losses remains high by historical standards due to high unemployment and continued weak economic conditions.

Deposits

Our deposits have become our largest source of funding our operations and asset growth. Total deposits increased by $2.0 billion in the first quarter of 2010 to $117.8 billion as of March 31, 2010. The increase in deposits was primarily driven by an increase of $5.2 billion in savings account and money market deposits, which was partially offset by a decrease of $3.3 billion in other consumer time deposits and certificate of deposits $100,000 or more, reflecting our shift to more relationship driven, lower cost liquid savings and transaction accounts. We provide additional information on deposits, including the composition of our deposits, average outstanding balances, interest expense and yields, below in “Liquidity and Funding.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings totaled $14.8 billion as of March 31, 2010, down from $17.0 billion as of December 31, 2009. The $2.2 billion decrease was primarily attributable to a reduction in Federal Home Loan Bank (“FHLB”) advances. Because of the decrease in our loan portfolio during the first quarter of 2010, our funding needs were lower which provided us with an opportunity to reduce outstanding borrowings. We provide additional information on our borrowings in “Note 9—Deposits and Borrowings.”

Securitized Debt Obligations

Borrowings owed to securitization investors increased to $37.8 billion as of March 31, 2010, from $4.0 billion as of December 31, 2009. The increase was attributable to our January 1, 2010 adoption of the new consolidation accounting standards, which resulted in our recording on our balance sheet as of January 1, 2010, debt issued to third-party investors by securitization trusts that we were required to consolidate totaling $44.3 billion.

Potential Mortgage Representation and Warranty Liabilities

As part of broader acquisitions, the Company acquired three subsidiaries that originated residential mortgage loans and sold them to various purchasers, including securitization trusts. These subsidiaries are Capital One Home Loans, which was acquired in February 2005; GreenPoint, which was acquired in December 2006 as part of the North Fork acquisition; and Chevy Chase Bank, which was acquired in February 2009 and subsequently merged into CONA. In connection with their sales of mortgage loans, the subsidiaries entered into agreements containing representations and warranties about, among other things, the mortgage loans and the origination process. Each subsidiary may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others), and the subsidiary then recovers the underlying collateral. Each subsidiary is exposed to any losses on the repurchased loans after giving effect to recoveries on the collateral. Each subsidiary may also be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. These subsidiaries, in total, originated and sold an aggregate of approximately $121.9 billion original principal balance of mortgage loans between 2005 and 2008, the years with respect to which most of the repurchase requests and other claims relate. Some of this original principal balance has been repaid, but we believe a significant amount of it remains outstanding.

At March 31, 2010, the subsidiaries had open repurchase requests relating to approximately $1.2 billion original principal balance of mortgage loans (up from $699 million at March 31, 2009 and $966 million at December 31, 2009). The Company considers open requests to be requests with respect to mortgage loans received within the past 24 months that are in the process of being paid, are under review, or have been denied by the subsidiary but not rescinded by the party requesting repurchase, as well as specifically identified mortgage loans currently subject to actual or threatened litigation. In addition to the foregoing loan-specific open repurchase requests, GreenPoint is also a defendant in a lawsuit seeking, among other things, to require it to repurchase an entire portfolio of approximately 30,000 mortgage loans with an aggregate principal balance of $1.8 billion within a certain securitization trust based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio. See discussion within the Litigation section below for a discussion related to U.S. Bank. GreenPoint has also received requests for indemnification in connection with a number of lawsuits in which GreenPoint is not a party, including both representation and warranty litigation and securities class actions brought on behalf of investors in securitization trusts that in the aggregate hold a significant principal balance of mortgage loans for which GreenPoint was identified as the originator. The Company believes that a significant number of mortgage loans at issue in the litigations referred to above as well as a significant number of mortgage loans sold by the subsidiaries as to which no repurchase or indemnification requests have been received are currently delinquent or already foreclosed on.

The Company has established reserves in its consolidated financial statements for inherent losses that are considered to be both probable and estimable related to the mortgage loans sold by each subsidiary. The adequacy of each reserve is evaluated on a quarterly basis and changes in the reserves are reported in non-interest expense. Factors considered in the evaluation process for establishing the reserves include identity of counterparty, amount of open repurchase requests, current level of loan losses, estimated success rate of claimants, estimated recoveries by the subsidiary on the underlying collateral, and whether there is actual or threatened litigation. For counterparties other than actual or threatened litigants, factors considered in the evaluation process also include an estimated amount of probable repurchase requests to be received over the next 12 months based on the historical relationship between mortgage loan performance and repurchase requests and the estimated level of future mortgage loan performance. The Company expects that both the delinquency rates on subsidiary-originated mortgage loans and the severity of losses on collateral recoveries will continue to be high, but the reserve setting process does not include an attempt to predict lifetime losses on the loans. The reserves also do not include amounts for the portfolio-wide repurchase claim at issue in the U.S. Bank litigation or for the indemnification requests with respect to securities class actions, in each case as referred to above, because neither exposure, if any, is currently considered to be both probable and estimable. The reserves do include amounts for the loan-by-loan theory of recovery alleged in the U.S. Bank litigation, in the indemnification requests with respect to third-party representation and warranty litigation, and in various other actual or threatened litigation matters

The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices).

At March 31, 2010, the aggregate reserve for all three subsidiaries was $454 million, compared to $238 million at December 31, 2009. The $216 million change in the reserve from December 31, 2009 was the result of $8 million in repurchase claims settlements in the quarter that were applied against the reserve and an expense of $224 million resulting primarily from updated estimates related to actual and threatened litigation. Due to the uncertainties discussed above, the Company cannot reasonably estimate the total amount of losses that will actually be incurred as a result of each subsidiary’s repurchase and indemnification obligations, and there can be no assurance that the Company’s current reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon the Company’s financial condition or results of operations. We provide additional information on the representation and warranty and litigation claims related to GreenPoint in “Note 14—Commitments, Contingencies and Guarantees.”

IX. BUSINESS SEGMENT FINANCIAL PERFORMANCE

During the third quarter of 2009, we realigned our business segment reporting structure based on changes in how management evaluates financial performance. As a result of this change, we evaluate our financial performance and report our results through three operating segments. We have recast prior period segment results to reflect this change. Our three segments consist of the following: Credit Card, Commercial Banking and Consumer Banking.

•

Credit Card: Consists of our domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small ticket commercial real-estate loans that are in run-off mode.

•

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for small business customers, as well as branch-based consumer deposit gathering and lending activities, national deposit gathering, national automobile lending, consumer mortgage lending and servicing activities.

The segment reorganization included the allocation of the operations of Chevy Chase Bank to the appropriate segments. Chevy Chase Bank’s operations are included in the Commercial Banking and Consumer Banking segments beginning in the second quarter 2009. Chevy Chase Bank’s operations for the first quarter of 2009 remain in the Other category due to the timing of the acquisition. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative and Chevy Chase Bank acquisition.

We maintain our books and records on a legal entity basis for the preparation of financial statements in conformity with U.S. GAAP. The following table presents information prepared from our internal management information system, which includes securitized loans in our managed loan portfolio, and is maintained on a line of business level through allocations from legal entities.

Table 13: Credit Card

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Earnings
Net interest income	$2,113,075	$1,691,688
Non-interest income	718,632	985,481

Total revenue	$2,831,707	$2,677,169
Provision for loan and lease losses	1,175,217	1,682,786
Non-interest expense	914,052	988,652

Income before taxes	742,438	5,731
Income taxes	252,853	2,402

Net income	$489,585	$3,329

Selected Metrics
Period end loans held for investment	$63,806,122	$75,085,127
Average loans held for investment	$65,922,058	$77,570,383
Loans held for investment yield	14.88%	11.51%
Revenue margin	17.18%	13.81%
Net charge-off rate	10.29%	8.27%
30+day performing delinquency rate	5.43%	5.20%
Purchase volume (1)	$23,923,514	$23,473,560

Domestic Card sub-segment

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Earnings
Net interest income	$1,865,280	$1,504,695
Non-interest income	618,507	883,891

Total revenue	$2,483,787	$2,388,586
Provision for loan and lease losses	1,096,215	1,521,997
Non-interest expense	809,423	865,460

Income before taxes	578,149	1,129
Income taxes	205,937	396

Net income	$372,212	$733

Selected Metrics
Period end loans held for investment	$56,228,012	$67,015,166
Average loans held for investment	$58,107,647	$69,187,704
Loans held for investment yield	14.78%	11.40%
Revenue margin	17.10%	13.81%
Net charge-off rate	10.48%	8.39%
30+day performing delinquency rate	5.30%	5.08%
Purchase volume (1)	$21,987,661	$21,601,837

International Card Sub-Segment

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Earnings
Net interest income	$247,795	$186,993
Non-interest income	100,125	101,590

Total revenue	$347,920	$288,583
Provision for loan and lease losses	79,002	160,789
Non-interest expense	104,629	123,192

Income before taxes	164,289	4,602
Income taxes	46,916	2,006

Net income	$117,373	$2,596

Selected Metrics
Period end loans held for investment	$7,578,110	$8,069,961
Average loans held for investment	$7,814,411	$8,382,679
Loans held for investment yield	15.65%	12.41%
Revenue margin	17.81%	13.77%
Net charge-off rate	8.83%	7.30%
30+day performing delinquency rate	6.39%	6.25%
Purchase volume (1)	$1,935,853	$1,871,723

(1)	Includes all purchase transactions net of returns and excludes cash advance transactions.

Our Credit Card business recorded net income of $489.6 million in the first quarter of 2010, compared with net income of $3.3 million in the first quarter of 2009. The $486.3 million increase in net income was primarily driven by an increase in total revenue, coupled with a decrease in the provision for loan and lease losses. The increase in revenues was driven by higher net interest income due to the combined impact of higher asset yields and lower funding costs. The increase in the average yield on our credit card loan portfolio reflected the benefit of pricing changes that we implemented during 2009, while the decrease in our funding costs reflected the continued shift in the mix of our funding to lower cost consumer deposits from higher cost wholesale sources. The decrease in the provision for loan and lease losses was primarily due to a reduction in our allowance for loan and lease losses for the Consumer Banking business, attributable to improving economic conditions that contributed to a decline in consumer loan delinquencies and charge-offs.

Our Domestic Card business, which accounted for $372.2 million of the net income generated by our Credit Card business in the first quarter of 2010, compared with $0.7 million in first quarter of 2009, was the primary driver of the increase in net income for our Credit Business in the first quarter of 2010. Net income for our International Card business also increased in the first quarter of 2010 to $117.4 million, compared with net income of $2.6 million in the first quarter of 2009. The increase in net income for our International Card business also was due to the combined impact of an increase in revenues and a decrease in the provision for loan and lease losses.

The Credit Card segment’s managed loans decreased year over year by $11.3 billion, or 15%, to $63.8 billion. Of the total, Domestic Card decreased $10.8 billion and International decreased $0.5 billion. Excluding the effect of foreign currency exchange rate fluctuations, the outstanding loans for the International Card segment decreased by $1.5 billion.

The British pound sterling appreciated 6% against the U.S. dollar from March 31, 2009 to March 31, 2010, while the Canadian dollar appreciated 24%.

As noted above, the Domestic Card loan portfolio decreased by $10.8 billion, or 16%, ending the quarter at $56.2 billion. The marketing cut backs during 2009, the high level of charge-offs, as well as the general de-leveraging of the consumer caused the decrease. In addition, as has been the case in previous quarters, the closed-end installment loan business is in run off and contributed 40% of the decrease. Despite declining loan balances, purchase volume increased in the first quarter of 2010 by $0.4 billion, or 2%, over the first quarter of 2009.

The International Card loan portfolio decreased by $0.5 billion or 6% to $7.6 billion. Excluding the impact of foreign currency exchange rate fluctuations, the International Card portfolio decreased by $1.5 billion. As with Domestic Card, both our U.K. and Canadian businesses significantly decreased marketing expenditures in 2009. This decrease was a primary driver of the decrease in the loan portfolio; however, purchase volume increased in the first quarter of 2010 over the first quarter of 2009 by $64.1 million, or 3%, to $1.9 billion.

Total revenue of $2.8 billion in the first quarter of 2010 for the Credit Card segment was up $154.5 million, or 6%, over the first quarter of 2009. Net interest income was $421.4 million or 25% higher, while non-interest income was $266.8 million or 27% lower.

Total revenue of $2.5 billion in the first quarter of 2010 for the Domestic Card segment was up $95.2 million, or 4%, over the first quarter of 2009. Net interest income increased $360.6 million or 24% to $1.9 billion. Improved margins resulted from 2009 pricing actions and a lower portion of the portfolio having teaser pricing as our origination levels were low throughout 2009. Non-interest income was down $265.4 million or 30% to $618.5 million. The lower number of loan accounts on file along with the partial-quarter impact of the implementation of the Credit CARD Act was the cause of the declining non-interest income

For International, total revenue increased $59.3 million or 21% to $347.9 million from the prior year quarter. Over $37.2 million of the increase was due to exchange rate movements. Similar to Domestic Card, the underlying increase in revenue was a result of actions taken to enhance margins during the previous year.

The Credit Card segment’s net provision decreased $507.6 million to $1.2 billion in the first quarter in 2010. Net adjusted charge-offs increased by $91.1 million, or 6%, from the first quarter of 2009 to the first quarter of 2010. The net adjusted charge-off rate increased to 10.29% from 8.27% due to both the increase in dollars charged off as well as the denominator impact of a shrinking loan book, as average loans decreased by $11.6 billion from first quarter 2009. The decrease in the net provision in the first quarter of 2010 was attributable to a reduction in the allowance for loan and lease losses due to improved credit performance, coupled with a reduction in outstanding loans. In contrast, we increased the allowance for loan and lease losses in the first quarter of 2009 due to the significant deterioration in economic conditions and credit performance. Excluding the impact from the adoption of the new consolidation accounting standards on our provision for loan and lease losses in the first quarter of 2010, would have reduced the decrease in our provision for loan because the population of loans included in determining our allowance for loan and lease losses would not have included loans held in our securitization trusts that were previously off-balance sheet.

On the Domestic Card side, the stabilizing credit environment caused net adjusted charge-offs to increase by $71.3 million, or 5%, from the first quarter of 2009 to the same quarter in 2010. The net adjusted charge-off rate increased to 10.48% from 8.39% during the same time period. We reduced the allowance for loan and lease losses by $426.9 million in the first quarter of 2010, compared with an increase of $70.3 million in the first quarter of 2009. The reduction in the allowance for loan and lease losses in the first quarter of 2010 was primarily driven by the decline in total loans, coupled with improved economic conditions and credit performance of the loans in our Domestic Card portfolio. The increase in net adjusted charge offs and release of allowance resulted in a $1.1 billion net provision for loan and lease losses in the first quarter of 2010, a decrease of $425.8 million, or 28%, over the same quarter of 2009.

International experienced an increase in net adjusted charge-offs of $19.5 million, or 13%, from first quarter 2009 to first quarter 2010. All but $2.0 million of this increase was due to a weakening U.S. Dollar versus the Pound Sterling and Canadian Dollar. The net adjusted charge-off rate increased from 7.30% to 8.83%. In the first quarter of 2010, the allowance for loan and lease losses experienced a release of $93.4 million versus a build of $8.1 million in the same quarter of 2009. The release was mainly due to the impact of improved credit performance, which more than offset the increase in net adjusted charge offs resulting in the net provision for loan and lease losses decreasing by $81.8 million or

50.9% to $79.0 million. Excluding the impact from the adoption of the new consolidation accounting standards on our provision for loan and lease losses in the first quarter of 2010, would have reduced the decrease in our provision for loan relative to the first quarter of 2009 because the population of loans included in determining our allowance for loan and lease losses would not have included loans held in our securitization trusts that were previously off-balance sheet.

Non-interest expense for the Credit Card business was $914.1 million for the quarter which is a decline of $74.6 million, or 8%, from the same quarter last year.

Non-interest expense in Domestic Card, non-interest expense of $809.4 million in the first quarter of 2010 reflected a decline of $56.0 million, or 7%, from the first quarter of 2009. The decline was attributable to improved operating efficiencies, which were partially offset by a moderate increase in marketing expenditures.

International’s non-interest expense declined by $18.6 million, or 15%, to $104.6 million. Excluding the impact of foreign currency exchange rate fluctuations, non-interest expense declined by $33.9 million. In addition to the expense reduction as a result of a smaller loan portfolio, the International Card division has continued to reduce its marketing expenditures.

Table 14: Commercial Banking

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009 (1)
Earnings:
Net interest income	$311,401	$245,459
Non-interest income	42,375	41,214

Total revenue	$353,776	$286,673
Provision for loan and lease losses	238,209	117,304
Non-interest expense	192,420	141,805

Income (loss) before taxes	(76,853)	27,564
Income taxes (benefit)	(27,375)	9,647

Net income (loss)	$(49,478)	$17,917

Selected Metrics:
Period end loans held for investment
Commercial and multifamily real estate	$13,617,900	$13,522,154
Middle market	10,310,156	9,850,735
Specialty lending	3,618,987	3,489,813

Total commercial lending	$27,547,043	$26,862,702
Small-ticket commercial real estate	2,065,095	2,568,395

Total commercial banking	$29,612,138	$29,431,097
Average loans held for investment
Commercial and multifamily real estate	$13,716,376	$13,437,351
Middle market	10,323,528	10,003,213
Specialty lending	3,609,231	3,504,544

Total commercial lending	$27,649,135	$26,945,108
Small ticket commercial real estate	2,073,539	2,600,169

Total commercial banking	$29,722,674	$29,545,277
Loans held for investment yield	5.03%	4.92%
Period end deposits	$21,605,482	$15,691,679
Average deposits	$21,858,792	$16,045,943
Deposit interest expense rate	0.72%	0.92%
Core deposit intangible amortization	$14,389	$9,092
Net charge-off rate(2)	1.37%	0.56%
Nonperforming loans as a percentage of loans held for investment(2)	2.48%	1.85%
Nonperforming asset rate(2)	2.64%	1.95%

(1)	The operations of Chevy Chase Bank, which we acquired on February 27, 2009, were not reflected in our Consumer or Commercial Banking segments until the second quarter of 2009. The operations of Chevy Chase Bank were reflected in the “Other category” in the first quarter of 2009.
(2)	The denominator used in calculating these rates for the first quarter of 2009 excludes loans acquired from Chevy Chase Bank, as these loans were not classified as part of our Consumer or Commercial Banking segments until the second quarter of 2009. Loans acquired from Chevy Chase Bank were included in the “Other category” in the first quarter of 2009.

The Commercial Banking segment includes the financial results of small-ticket commercial real estate portfolio, which is a $2.1 billion portfolio of national broker-originated real estate loans that we acquired in the North Fork Bank acquisition. We exited this business in 2007.

The Commercial Banking business reported a net loss of $49.5 million in the first quarter of 2010, compared with net income of $17.9 million in the first quarter of 2009.

Total revenue increased by $67.1 million, or 23%, over the first quarter of 2009 to $353.8 million. Excluding the impact from Chevy Chase Bank, total revenue increased by $41.1 million, or 14%. The increase in revenues was driven by a $41.0 million increase in net interest income, attributable to a widening of the net interest margin due to the combined impact of an increase in average asset yields and a decrease in the average cost of deposits.

In the first quarter of 2010, the Commercial Banking segment’s ending balance for loans held for investment was $29.6 billion, an increase of $0.2 billion, or 1%, from the first quarter of 2009. Excluding the impact from Chevy Chase Bank, the ending balance of loans held for investment declined $1.2 billion, or 4%, from the first quarter of 2009, driven by a decline in loan originations and the continued expected run-off of the small-ticket commercial real estate loan portfolio.

Average deposits for the Commercial Banking of $21.9 billion in the first quarter of 2010 increased by $5.8 billion, or 36%, from the first quarter of 2009. Excluding the impact from Chevy Chase Bank, average deposits increased by $4.3 billion, or 27%, driven by increases in direct-deposit accounts, NOW accounts and money-market accounts. The growth in our deposit business was due in part to our focused efforts on managing core relationships while maintaining a disciplined approach to pricing. Deposit interest expense declined 20 basis points in the first quarter of 2010 from the first quarter of 2009, reflecting the movement in short-term interest rates, coupled with a series of targeted price cuts that we implemented during 2009.

In the first quarter of 2010, the Commercial Banking segment total provision for loans and lease losses was $238.2 million, an increase of $120.9 million, or 103% from the first quarter of 2009. The increase was driven by an incremental increase in the allowance for loan and lease losses due to increases in nonperforming loans and net charge-offs, which reflected deterioration in the credit quality of the commercial loan portfolio. The net charge-off rate was 1.37% in the first quarter of 2010, an increase of 81 basis points from the first quarter of 2009. Non-performing loans as a percentage of loans held for investment was 2.48% for the first quarter of 2010, increasing 63 basis points from the first quarter of 2009.

In the first quarter of 2010, total non-interest expense was $192.4 million, an increasing of $50.6 million, or 36%, over the first quarter of 2009. The primary drivers were the addition of Chevy Chase Bank, increased investment in risk mitigation, continued investment in our bank infrastructure, and higher core deposit intangible amortization as a result of the Chevy Chase acquisition.

Table 15: Consumer Banking

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009 (1)
Earnings:
Net interest income	$896,588	$723,654
Non-interest income	315,612	163,257

Total revenue	$1,212,200	$886,911
Provision for loan and lease losses	49,526	268,233
Non-interest expense	688,381	579,724

Income (loss) before taxes	$474,293	$38,954
Income taxes (benefit)	168,943	13,634

Net income (loss)	$305,350	$25,320

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009 (1)
Selected Metrics:
Period end loans held for investment
Automobile	$17,446,430	$20,795,291
Mortgages	13,966,471	9,648,271
Retail banking	4,969,775	5,499,070

Total consumer banking	$36,382,676	$35,942,632
Average loans held for investment
Automobile	$17,768,721	$21,123,000
Mortgages	15,433,825	9,860,646
Retail banking	5,042,814	5,559,451

Total consumer banking	$38,245,360	$36,543,097
Loans held for investment yield	8.96%	9.43%
Auto loan originations	$1,343,463	$1,463,402
Period end deposits	$76,883,450	$63,422,760
Average deposits	$75,115,342	$62,730,380
Deposit interest expense rate	1.27%	2.04%
Core deposit intangible amortization	$37,735	$35,593
Net charge-off rate(2)	2.03%	3.30%
Nonperforming loans as a percentage of loans held for investment(2)	1.62%	0.98%
Nonperforming asset rate2 )	1.76%	1.16%
30+ day performing delinquency rate(2)	4.13%	5.01%
Period end loans serviced for others	$26,777,607	$22,270,797

(1)	The operations of Chevy Chase Bank, which we acquired on February 27, 2009, were not reflected in our Consumer or Commercial Banking segments until the second quarter of 2009. The operations of Chevy Chase Bank were reflected in the “other category” in the first quarter of 2009.
(2)	The denominator used in calculating these rates for the first quarter of 2009 excludes loans acquired from Chevy Chase Bank, as these loans were not classified as part of our Consumer or Commercial Banking segments until the second quarter of 2009. Loans acquired from Chevy Chase Bank were included in the “other category” in the first quarter of 2009.

The Consumer Banking segment recognized net income of $305.4 million in the first quarter of 2010 compared to net income of $25.3 million in the same quarter of 2009. Stronger revenue and improved credit caused the increase in net income.

Average deposits of $75.1 billion in the first quarter of 2010 were up by $12.4 billion, or 19.7%, over the first quarter of 2009, driven by growth in savings and money market deposits and the inclusion of Chevy Chase Bank deposits in the first quarter of 2010. Period end loans held for investment of $36.4 billion as of March 31, 2010 reflected an increase of $0.4 billion, or 1.2%.

Auto loans held for investment decreased $3.3 billion or 16.1% to $17.4 billion. The auto line of business continues to have higher run off of loans than originations as beginning in early 2008 the auto business tightened credit and shifted the portfolio towards better credit quality assets.

Retail Banking loans held for investment fell $0.5 billion or 9.6% to $5.0 billion. The decrease was from the small business portfolio as the consumer portfolio grew slightly.

Mortgage loans held for investment totaled $14.0 billion at the end of the first quarter of 2010, $4.3 billion or 44.8% higher than the first quarter of 2009. The increase was driven by the inclusion of Chevy Chase Bank loans in the first quarter of 2010, as these loans were included in the “Other” category in the first quarter of 2009.

Total revenue of $1.2 billion in the first quarter of 2010 increased by $325.3 million, or 36.7%, over the first quarter of 2009. The majority of the increase in revenues was attributable to mortgage loans we acquired from Chevy Chase Bank.

As noted, loan outstandings were significantly lower in the Auto business, yet revenue only declined slightly. This is primarily driven by strong margins on new originations.

Retail Banking revenues increased due to the acquisition of Chevy Chase Bank, organic growth in deposits as well as margin expansion in deposits. Margin expansion was driven by run off of higher priced time deposits and our ability to re-price deposits amidst lower competition.

Revenue from the Mortgage business was significantly higher in the first quarter of 2010 than in the first quarter of 2009. The increase in revenue was due in part to the income generated from the loans we acquired from Chevy Chase Bank and a net gain in the first quarter of 2010 that resulted from the sale of interest-only bonds we acquired as part of our purchase of Chevy Chase Bank for which we received $58 million in proceeds. As a result of the sale of these interest-only bonds, we determined that we no longer had a controlling financial interest in the related securitization trusts and were therefore no longer the primary beneficiary. Accordingly, we deconsolidated the related securitization trusts, which had an unpaid principal balance of $1.5 billion. The sale of the interest-only bonds and deconsolidation of the related mortgage securitization trusts resulted in the recognition of a net gain of $127.6 million.

The Consumer Banking business net provision of $49.5 million in the first quarter of 2010 declined by $218.7 million, or 81.5%, from the first quarter of 2009. The net charge-off rate decreased to 2.03% in the first quarter of 2010, from 3.30% in the first quarter of 2009. Lower charge offs and a larger release of the allowance for loan and lease losses in the Auto portfolio combined with an allowance release in the first quarter of 2010 in Mortgage versus a build in the first quarter of 2009 were the reasons for the improvement. Mortgage’s release was due to an improved outlook for our home equity products.

The net charge-off rate in the Auto business improved to 2.97% from 4.88% even as loan volumes decreased during the same time period. The favorability was driven primarily by the growing portfolio share of newer, lower risk originations from 2008 and 2009 and improvement in auction prices

The Retail Banking business saw a decrease in net charge-off rate from 2.30% to 2.11%.

Mortgage had an increase in net charge-off rate from 0.45% in the first quarter of 2009 to 0.94% for the same quarter of 2010. Loss metrics in this quarter were impacted by new accounting consolidation standards where we were required to consolidate a portion of our off-balance sheet Chevy Chase loans for a period of time before we deconsolidated them pursuant to the sale of the interest-only bonds. Without the impact of temporarily consolidating these loans, net adjusted charge-offs for Q1 would have been 0.58%. Loss metrics continue to track with the industry and are in line with our expectations. The assets that were acquired and marked as part of the Chevy Chase Bank acquisition continue to perform in line with our expectations at the time of the mark, and are not contributing to reported charge-offs or allowance.

In the first quarter of 2010, non-interest expense was $688.4 million, an increase of $108.7 million or 18.7% from the previous year. The increase in non-interest expenses was primarily a result of the Chevy Chase Bank acquisition.

X. LIQUIDITY AND FUNDING

Liquidity risk is the risk that future financial obligations are not met or future asset growth cannot occur because of an inability to obtain funds at a reasonable price within a reasonable time. We manage liquidity risk to ensure that we can fund asset and loan growth, debt and deposit maturities and withdrawals, and payment of other corporate obligations under both normal operating conditions and under unpredictable adverse circumstances, such as the financial market disruptions that began in 2007 and continued to adversely impact the global economy and financial services industry throughout 2008 and into 2009. We provide information on our liquidity management framework and practices in “Part II—Item 7. MD&A—Liquidity and Funding” of our 2009 Form 10-K.

Liquidity

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining a large liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents, unencumbered available-for-sale securities and undrawn committed securitization borrowing facilities. Table 16 below presents the composition of our liquidity reserves as of March 31, 2010 and December 31, 2009. Our liquidity reserves increased by $1.2 billion in the first quarter of 2010, to $39.8 billion as of March 31, 2010.

Table 16: Liquidity Reserves

	As of
(Dollars in thousands)	March 31, 2010	December 31, 2009
Cash and cash equivalents	$7,498,366	$8,684,624
Securities available for sale(1)	38,251,017	38,829,562
Less: Pledged securities available for sale	(11,388,355)	(11,881,801)

Unencumbered available-for-sale securities	26,862,662	26,947,761
Undrawn committed securitization borrowing facilities(2)	5,432,373	2,912,912

Total liquidity reserves	$39,793,401	$38,545,297

(1)	The weighted average life of our available-for-sale securities was approximately 4.9 years as of both March 31, 2010 and December 31, 2009.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, loan securitizations, debt and equity securities, borrowing facilities, and FHLB advances. We also have access to certain programs and facilities established on a temporary basis by a number of U.S. regulatory agencies.

Deposits

Our deposits provide a stable and relatively low-cost of funds and have become our largest source of funding. We have expanded our opportunities for deposit growth through direct and indirect marketing channels, our existing branch network and branch expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, NOW accounts, and certificates of deposit. Table 17 presents the composition of our deposits as of March 31, 2010 and December 31, 2009. Total deposits increased by $2.0 billion, or 2%, in the first quarter of 2010, to $117.8 billion as of March 31, 2010.

Table 17: Deposits

	As of
(Dollars in thousands)	March 31, 2010	December 31, 2009
Non-interest bearing	$13,773,082	$13,438,659
NOW accounts	11,764,598	12,077,480
Savings accounts	20,147,356	17,019,187
Money market deposit accounts	40,195,535	38,094,228
Other consumer time deposits	22,687,064	25,455,636

Total core deposits	$108,567,635	$106,085,190
Public fund certificates of deposit $100,000 or more	269,108	578,536
Certificates of deposit $100,000 or more	7,968,962	8,248,008
Foreign time deposits	980,854	897,362

Total company deposits	$117,786,559	$115,809,096

Of our total deposits, approximately $980.9 million and $897.4 million were held in foreign banking offices as of March 31, 2010 and December 31, 2009, respectively. Large domestic denomination certificates of deposits of $100,000 or more represented $8.2 billion and $8.8 billion of our total deposits as of March 31, 2010 and December 31, 2009, respectively. Our funding and liquidity strategy takes into consideration the scheduled maturities of large denomination time deposits. Of the $8.2 billion in large domestic denomination certificates of deposit as of March 31, 2010, $1.4 billion is scheduled to mature within the next three months; $2.4 billion is scheduled to mature over three to 12 months; and $4.4 billion is scheduled to mature over 12 months. Based on past activity, we expect to retain a portion of these deposits as they mature.

We have some brokered deposits, which we obtained through the use of a third-party intermediary, that are included above in Table 17 in money market deposit accounts and other consumer time deposits. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. The Banks and the Corporation were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of March 31, 2010, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $17.4 billion, or 15% of total deposits, as of March 31, 2010. Brokered deposits totaled $18.8 billion, or 16% of total deposits, as of December 31, 2009. Based on our historical access to the brokered deposit market, we expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits. If our brokered deposits do not renew at maturity, we would use our liquidity reserves or alternative funding to meet our liquidity needs.

Table 18 displays, by deposit type, the average balances, interest expense, and average rates on our deposits for the three months ended March 31, 2010 and 2009.

Table 18: Deposit Composition and Average Deposit Rates

	March 31, 2010
(Dollars in thousands)	Average Balance	% of Average Deposits	Interest Expense	Average Deposit Rate
Non-interest bearing	$13,513,099	11.50%	$0	N/A
NOW accounts	12,276,325	10.44	16,420	0.54%
Money market deposit accounts	39,364,028	33.49	95,966	0.98
Savings accounts	18,627,038	15.85	41,454	0.89
Other consumer time deposits	24,252,934	20.64	173,938	2.87

Total core deposits	108,033,424	91.92	327,778	1.21
Public fund certificates of deposit of $100,000 or more	399,703	0.34	1,627	1.63
Certificates of deposit of $100,000 or more	8,179,641	6.96	68,061	3.33
Foreign time deposits	917,656	0.78	1,264	0.55

Total deposits	$117,530,424	100.00%	$398,730	1.36%

	March 31, 2009
	Average Balance	% of Average Deposits	Interest Expense	Average Deposit Rate
Non-interest bearing	$11,285,555	10.06%	$0	N/A
NOW accounts	10,842,552	9.67	19,440	0.72%
Money market deposit accounts	30,839,817	27.49	115,017	1.49
Savings accounts	7,631,999	6.81	7,210	0.38
Other consumer time deposits	37,132,194	33.10	358,852	3.87

Total core deposits	97,732,117	87.13	500,519	2.05
Public fund certificates of deposit of $100,000 or more	1,209,347	1.08	5,146	1.70
Certificates of deposit of $100,000 or more	10,673,089	9.51	107,215	4.02
Foreign time deposits	2,557,479	2.28	14,512	2.27

Total deposits	$112,172,032	100.00%	$627,392	2.24%

Other Funding Sources

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt, including notes issued under COBNA’s Senior and Subordinated Global Bank Note Program (“The Program”). The Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in the U.S. and foreign currencies, subject to conditions customary for transactions of this nature. Notes may be issued under the Program with maturities of thirty days or more from the date of issue. The Program was last updated in June 2005. In addition, we utilize advances from the Federal Home Loan Bank that are secured by our investment securities, residential mortgage loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit for our funding needs.

We have committed loan securitization conduit lines of $7.5 billion, of which $2.1 billion was outstanding as of March 31, 2010. Senior and subordinated notes and other borrowings, including FHLB advances, totaled $14.8 billion as of March 31, 2010, down from $17.0 billion as of December 31, 2009. The $2.2 billion decrease was primarily attributable to a reduction in FHLB advances. We did not issue any senior or subordinated debt during the first quarter of 2010. Our FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $230.3 million as of March 31, 2010.

We are eligible or may be eligible to participate in a number of U.S. Government programs designed to support financial institutions and increase access to credit markets. We evaluate each of these programs, which we describe in “Part II—Item 7. MD&A—Liquidity and Funding” of our 2009 Form 10-K, and determine, based on the costs and benefits of each program, whether to participate. During the first quarter of 2010, we participated in or were eligible to participate in the U.S. Treasury Department’s Capital Purchase Program (“CPP”), the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), the Federal Reserve’s Discount Window (the “Discount Window”) and the Federal Reserve’s Term Auction Facility (“TAF”).

•

Federal Reserve’s Discount Window: The Discount Window allows eligible institutions to borrow funds from the Federal Reserve, typically on a short-term basis, to meet temporary liquidity needs. Borrowers must post collateral, which can be made up of securities or consumer or commercial loans. As of March 31, 2010, we were eligible to borrow up to $5.8 billion through the Discount Window. The eligible amount is reduced dollar for dollar by borrowing under the TAF program. We did not borrow funds from the Discount Window during the first quarter of 2010.

•

Federal Reserve’s Term Auction Facility: The TAF is designed to help increase liquidity in the U.S. credit markets. The Federal Reserve auctions collateral-backed short term loans under TAF. The auctions allow financial institutions to borrow funds at an interest rate below the Federal Reserve’s discount rate. As of March 31, 2010, we were eligible to borrow up to $2.9 billion under the TAF. The eligible amount is reduced dollar for dollar by borrowings made under the Discount Window. We did not borrow funds through the TAF during the first quarter of 2010.

•

Trust Asset-Backed Securities Loan Facility: In March 2009, the Federal Reserve Bank of New York (“FRBNY”), the U.S. Treasury and the Federal Reserve Board announced the launch of the TALF. TALF is a funding facility designed to help financial markets and institutions meet the credit needs of households and small businesses to support overall economic growth by supporting the issuance of ABS collateralized by student loans, auto loans, credit card loans, loans guaranteed by the Small Business Administration, as well as certain types of mortgage loans. The FRBNY will lend up to $200 billion to holders of certain AAA-rated ABS backed by newly and recently originated consumer and small business loans, as well as CMBS, private-label residential MBS, and certain other ABS. The FRBNY will lend an amount equal to the market value of the ABS less a discount and will be secured at all times by the ABS. The Company has not issued any ABS through TALF as of March 31, 2010.

Borrowing Capacity

As of March 31, 2010, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement, which we last updated in May 2009, expires three years after filing. We did not issue any senior or subordinated debt securities, preferred stock, or common stock in the first quarter of 2010.

In addition to issuance capacity under the Automatic Shelf Registration Statement, we have access to other borrowing programs. Table 19 summarizes our borrowing capacity as of March 31, 2010 under the Global Bank Note Program, FHLB Advance capacity, securitization conduits and government programs.

Table 19: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity (1)	Outstanding	Availability(1)	Final Maturity(2)
Senior and Subordinated Global Bank Note Program	6/05	$3,129	$1,329	$1,800	—
FHLB Advances (3)	—	$10,292	$1,437	$8,855	—
Committed Securitization Conduits(4)	—	$7,507	$2,075	$5,432	11/11
Federal Reserve Discount Window	—	$5,846	$—	$5,846	—
Federal Reserve Term Auction Facility	—	$2,923	$—	$2,923	—

(1)	All funding sources are non-revolving. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility
(2)	Maturity date refers to the date the facility terminates, where applicable.
(3)	There are no effective or final maturity dates on the available lines for FHLB Advances. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.
(4)	Securitization committed capacity was established at various dates and is scheduled to terminate in November 2011.

Credit Ratings

Our credit ratings have a significant impact on our ability to access to the capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. The pending Financial Regulatory Reform bill has been cited as potentially impacting rating agency consideration of the benefit provided by systemic support. Significant changes in these factors could result in different ratings. Table 20 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2010 and as of the date of this report.

Table 20: Senior Unsecured Debt Credit Ratings

As of March 31, 2010
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A2	A2
S&P	BBB	BBB+	BBB+
Fitch	A-	A-	A-
DBRS	BBB***	A*	A*

*	low *** high

As of March 31, 2010, Moody’s Investors Services (“Moody’s), Standard & Poor’s (“S&P”), Fitch Ratings (“Fitch”) and Dominion Bond Rating Service Limited (“DBRS”) had the Company on a negative outlook. On April 1, 2010, Fitch revised the outlook trend for the Company to stable from negative. This action reflected Fitch’s view of the Company’s ability to generate earnings and build capital in preparation for the consolidation of off-balance sheet assets, despite the challenging credit and capital markets environment. On April 26, 2010, DBRS revised the outlook trend for the Company to stable from negative. This action reflected the recognition by DBRS of the progress the Company has made in restoring profitability and reducing balance sheet risk, while defending our franchise.

XI. MARKET RISK MANAGEMENT

Market risk generally represents the risk that our earnings or the values of our assets or liabilities will be adversely affected by changes in market conditions. Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, and derivatives. Just a few of the market conditions that may change from time to time, thereby exposing us to market risk, include changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers.

Interest rate risk, which represents exposures to instruments whose values vary with the level or volatility of interest rates, is our most significant market risk exposure. Banks are inevitably exposed to interest rate risk due to the repricing and maturity mismatches of their assets and liabilities, as well as the need to invest most of their equity in financial assets. We manage the interest rate and market risks inherent in our asset and liability balances within established ranges, while ensuring adequate liquidity and funding. Our overall goal in managing interest risk is to position the interest rate risk profile of our portfolio (e.g., duration, convexity, volatility, yield curve, spread/basis) to an acceptable level of exposure so that movements in interest rates do not have a significant adverse impact on our projected long-term earnings or economic value. We use a variety of derivative instruments to manage our interest rate risk. See “Note 12—Derivative Instruments and Hedging Activities” for information on our derivatives activity.

We use generally accepted, industry-standard market risk measurement techniques and analysis to measure the impact of changes in interest rates or foreign exchange rates on earnings and the economic value of our equity, including scenario analysis, stress testing and various interest rate sensitivity simulations. We consider the impact on both earnings and market values in measuring and managing our market risk. The measurement of the impact on our current earnings includes the impact on our net interest income and on the valuation of our mortgage servicing rights as a result of movements in interest rates. Under our current asset/liability management policy, we seek to limit the change in our projected earnings over the next 12 months resulting from a gradual plus or minus 200 basis point change in interest rates to less than 5% of our projected base-line net interest income over the next 12 months. Our current asset/liability management policy also includes limiting the pre-tax change in the economic value of our equity due to an instantaneous parallel interest rate shock of 200 basis points to less than 12%.

The federal funds rate remained at a target range of zero to 0.25% throughout the first quarter of 2010. Because interest rates have remained exceptionally low for an extended period of time, a scenario where interest rates would decline by 200 basis points is not plausible. We therefore revised our customary declining interest rate scenario of 200 basis points to reflect the impact of a gradual 50 basis point decrease in interest rates as of March 31, 2010 and December 31, 2009. Table 21 compares the impact on net interest income and the economic value of equity of our selected hypothetical interest rate scenarios as of March 31, 2010 and December 31, 2009.

Table 21: Interest Rate Sensitivity Analysis

	As of
(Dollars in millions)	March 31, 2010	December 31, 2009
Impact to projected base-line net interest income:
+ 200 basis points (1)	(0.3)%	(0.4)%
- 50 basis points (1)	(0.2)	(0.1)

Impact to economic value of equity:
+ 200 basis points (2)	(2.1)%	(3.2)%

(1)	Based on a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points.
(2)	Based on a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points.

Our interest rate risk sensitivity measures are based on industry standard financial modeling techniques that depend to some extent on our internally developed assumptions and proprietary models. Our interest rate risk models contain many assumptions, including those regarding borrower and deposit behavior in certain interest rate environments. Other market inputs, such as interest rates, market prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly evaluate, update and enhance these assumptions, models and analytical tools as appropriate to reflect our best assessment of the market environment.

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. Our sensitivity analysis contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not incorporate other factors that may have a significant effect, most notably the value from expected future business activities and strategic actions that management may take to manage interest rate risk. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on our earnings or the economic value of equity.

We provide additional information on our market risk exposure and interest risk management process in our 2009 Form 10-K under “Part II—Item 7. MD&A—Market Risk Management.”

XII. CAPITAL

Capital Standards and Prompt Corrective Action

Table 22 provides a comparison of our capital ratios as of March 31, 2010 and December 31, 2009. As of March 31, 2010, each of the Banks exceeded minimum regulatory requirements and, therefore, was considered “well-capitalized” under applicable capital adequacy guidelines. As of March 31, 2010, the company also exceeded minimum capital requirements and was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies. For purposes of applying the prompt corrective action provisions under the Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), each of the banks met the requirements for a “well capitalized” institution. The regulatory framework for prompt corrective action is not applicable to bank holding companies. Accordingly, Capital One Financial Corp. is exempt from these provisions.

Table 22: Capital Ratios(1)

	Regulatory Filing Basis Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
As of March 31, 2010:
Capital One Financial Corp.(2)
Tier 1 capital	9.57%	4.00%	N/A
Total capital	16.90	8.00	N/A
Tier 1 leverage	6.04	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 capital	14.12%	4.00%	6.00%
Total capital	28.24	8.00	10.00
Tier 1 leverage	6.52	4.00	5.00
Capital One, N.A.
Tier 1 capital	10.25%	4.00%	6.00%
Total capital	11.59	8.00	10.00
Tier 1 leverage	7.42	4.00	5.00

As of December 31, 2009:
Capital One Financial Corp.(2)
Tier 1 capital	13.75%	4.00%	N/A
Total capital	17.70	8.00	N/A
Tier 1 leverage	10.28	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 capital	18.27%	4.00%	6.00%
Total capital	26.40	8.00	10.00
Tier 1 leverage	13.03	4.00	5.00
Capital One, N.A.
Tier 1 capital	10.22%	4.00%	6.00%
Total capital	11.46	8.00	10.00
Tier 1 leverage	7.42	4.00	5.00

(1)	Effective January 1, 2010, we are no longer required to apply the subprime capital provisions to credit card loans with a credit score equal to or greater than 660. Accordingly, we will no longer disclose these ratios. See our 2009 Form 10-K under “Part II—Item 7. MD&A—Capital” for these ratios as of December 31, 2009.
(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp., as it is a bank holding company.

The January 1, 2010 adoption of the new consolidation accounting standards had a significant impact on our capital ratios. Our Tier 1 risk-based capital ratio, including the January 1, 2010 impact from the adoption of the new consolidation accounting standards, would have been 9.9% as of December 31, 2009. The capital rules issued by banking regulators in January 2010 provides for an optional phase-in of the impact from the adoption of the new consolidation accounting standards on risk-based capital, including a two-quarter implementation delay followed by an optional two-quarter partial implementation of the effect on regulatory capital ratios. Because we elected the phase-in option, we will take into account 50% of our assets from consolidation in the third quarter of 2010 and the remaining 50% in the first quarter of 2011 for purposes of determining our regulatory capital ratios.

The regulatory capital ratios as of March 31, 2010 reflect the benefit of the phase-in of the regulatory capital rules. As a result of the phase-in option, we expect that our regulatory capital ratios will be higher than they otherwise would be had we not elected the phase-in option for each quarter of 2010. The benefit from the phase-in election will be reduced in the third quarter and eliminated by the end of the first quarter of 2011 when the phase-in is completed.

Dividend Policy

The declaration and payment of dividends to the Capital One’s stockholders, as well as the amount thereof, are subject to the discretion of the our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to the Company. As of March 31, 2010, funds available for dividend payments from COBNA and CONA were $801 million and zero, respectively. The funds of COBNA are available for payment as dividends to the Corporation without prior approval of the OCC while a dividend payment by CONA would require prior approval of the OCC. Additionally, applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

We provide additional information on capital in our 2009 Form 10-K in “Part I—Item 7. MD&A—Capital.”

XIV. SUPERVISION AND REGULATION

New Regulations of Consumer Lending Activities

On March 3, 2010 the Federal Reserve released its proposed rule for the two remaining provisions of the Credit CARD Act. These provisions, effective on August 22, 2010, require the amount of any penalty fee or charge to be “reasonable and proportional to the omission or violation” and require issuers to review interest rates increased since January 1, 2009 for possible reductions on a rolling six-month basis. Under the proposal, issuers will be limited to charging penalty fee amounts that do not exceed the dollar amount of the violation. Penalty fee amounts also may not exceed an amount justified on a cost or deterrence basis or permissible under a proposed safe harbor. For rates increased on or after January 1, 2009, every six months issuers must consider changes in either the factors used to increase the rate or the current factors used to determine rates. If a decrease is merited on such bases, it must take effect no later than 30 days from completion of the review; a decrease by a specific amount or a return to the original rate is not required. We are awaiting the final rule, including clarification of “reasonable and proportional” fee or charges, among other things, contemplated by the proposed rule.

Deposits and Deposit Insurance

On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which included the Transaction Account Guarantee Program (“TAGP”). The TAGP provides unlimited deposit insurance coverage for non-interest bearing transaction accounts (including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account) and certain interest-bearing accounts (negotiable order of withdrawal (NOW) accounts with interest rates of 0.5 percent or less and lawyers trust accounts) at FDIC-insured depository institutions. The TAGP was originally scheduled to expire on December 31, 2009, but was extended through June 30, 2010 for those institutions that choose to participate. The Banks are participating in that TAGP extension. Extension assessment costs are an annualized 15 basis point fee on the balance of each covered account in excess of the current FDIC insurance limit of $250,000. The FDIC recently extended the TAGP until December 31, 2010. We do not anticipate participating in TAGP. The FDIC also recently proposed significant changes in how deposit insurance assessments would be calculated for insured depository institutions with $10 billion or more of assets. When finalized, these provisions could result in an increase in the amount of assessments paid by each of the Banks.

Legislation

Preamble

The information contained in this section is current as of April 29, 2010.

Credit Card

In May 2009, the President signed the Credit CARD Act into law. Certain provisions of this legislation became effective in August 2009 and February 2010, and other provisions become effective on August 22, 2010. For further information on the Credit CARD Act, see “New Regulations of Consumer Lending Activities” in our Annual Report on Form 10-K for the year ended December 31, 2009, Part I, Item 1 “Supervision and Regulation.”

The Credit CARD Act also requires the Government Accountability Office (GAO) to conduct a study on interchange fees. The GAO released their report, “Credit Cards: Rising Interchange Fees Have Increased Costs for Merchants, but Options for Reducing Fees Pose Challenges” on November 19, 2009.

In 2009, legislation to regulate interchange fees was also introduced in the U.S. House and the U.S. Senate. House Judiciary Chairman John Conyers (D-MI) and Congressman Bill Shuster (R-PA) have introduced legislation in the U.S. House and Senator Dick Durbin (D-IL) has introduced legislation in the U.S. Senate that provides an antitrust exemption to allow merchants to collectively bargain with the networks and the banks regarding the rates (including merchant discount) and terms (including rules) for payment card acceptance. The Senate bill also includes a three judge panel who would determine the rates and terms if an agreement is not reached under the antitrust exemption. This legislation is under the jurisdiction of the Judiciary Committees. The House Judiciary Committee held a hearing on the legislation on April 28, 2010.

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

It is expected that attempts to regulate interchange fees will continue at the state level as well.

Financial Regulatory Reform

In June 2009, the Treasury Department released the Administration’s proposal for Financial Regulatory Reform. This proposal overhauls the financial regulatory structure in several significant respects. Among other changes, the proposal would give authority to the Federal Reserve Board to serve as the nation’s financial services systemic risk regulator, with new enhanced scrutiny over financial institutions that are deemed “too big to fail.”

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

In January 2010, the President also proposed implementing “Volcker Rule” limitations that would prohibit insured depository institutions and certain other financial entities from engaging in proprietary trading and place new restrictions on the size and scope of banks and other financial institutions. Specifically, no bank would be permitted to “own, invest in or sponsor a hedge fund or a private equity fund, or proprietary trading operations unrelated to serving customers for its own profit” and broader limits would be placed on increases in the market share of liabilities at the largest financial firms to supplement existing limitations with respect to the market share of deposits.

On December 11, 2009, the House passed the Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”). The legislation would create the CFPA and the new agency would have oversight over most consumer protection laws (except the Community Reinvestment Act) 180 days after the bill is enacted into law. The Wall Street Reform Act allows for federal preemption of state consumer protection laws only in cases where the state laws “prevent, significantly interfere with, or materially impair” the ability of national banks to engage in the business of banking.

Additionally, the Wall Street Reform Act addresses systemic risk and resolution authority in a number of ways. First, it would create an inter-agency Financial Services Oversight Council (FSOC) that would identify and regulate financial institutions that pose systemic risks, and these institutions would be subject to heightened oversight and regulation. The Wall Street Reform Act also establishes a process for dismantling failing, systemically risky firms and requires assessments of financial companies with over $50 billion in assets to pay for a Systemic Dissolution Fund.

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

On March 24, 2010, the Senate Banking Committee passed the Wall Street Transparency and Accountability Act of 2010 (the “Wall Street Transparency and Accountability Act”). The Senate legislation as passed by the Senate Banking Committee also includes a Consumer Financial Protection Bureau (CFBP) in place of the House CFPA model. The CFPB would be housed within the Federal Reserve but is autonomous under the statute. Similar to the House legislation as discussed above, the Wall Street Transparency and Accountability Act, if passed by the Senate, would create a FSOC to oversee systemic risk in the system, place a five percent risk retention requirement, and add corporate governance standards. The Wall Street Transparency and Accountability Act does not include the mortgage reform title; however, “Volcker Rule” prohibitions on proprietary trading and various limitations on the use of derivatives, including required central clearing and/or imposing new margin and capital requirements, were included. The full Senate began debate on the Wall Street Transparency and Accountability Act on Thursday, April 29, 2010, and the components of the legislation remain fluid as many amendments are contemplated. It is believed that the Senate will spend several weeks considering the legislation. It is too early to reliably assess the impact of the various measures outlined in the Wall Street Transparency and Accountability Act or the Wall Street Reform Act.

Proposed TARP Assessment

In January 2010, the President announced additional proposals that would impact financial institutions. The first proposal would levy a new tax on institutions within the financial sector to recoup the benefits certain institutions have received under government assistance programs, including TARP. The annual fee would be assessed at a rate of 15 basis points of “covered liabilities” for financial firms with more than $50 billion in consolidated assets (excluding Tier 1 capital, FDIC-assessed deposits and insurance policy reserves). To date, Congress has not put forth legislation on this issue. If the proposal is enacted as described above, the impact to the Company is estimated to be approximately $154 million.

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

Please see “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Reduce Our Revenue, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges” under Item 1A. Risk Factors in our 2009 Form 10-K for a discussion of the risks posed to the Company as a result of the current legislative environment.

Regulation of International Business by Non—U.S. Authorities

COBNA is subject to regulation in foreign jurisdictions where it currently operates. In the United Kingdom, COBNA operates through the U.K. Bank, which was established in 2000. The U.K. Bank is regulated by the Financial Services Authority (“FSA”) and licensed by the Office of Fair Trading (“OFT”). The U.K. Bank is an “authorized deposit taker” and thus is able to take consumer deposits in the U.K. However, the U.K Bank no longer takes deposits following the sale of its deposits business in 2009. The U.K. Bank also has been granted a full license by the OFT to issue consumer credit under the U.K.’s Consumer Credit Act. The FSA requires the U.K. Bank to maintain certain regulatory capital ratios at all times and it may modify those requirements at any time. Effective January 1, 2008, the U.K. Bank became subject to new capital adequacy requirements implemented by the FSA as a result of the U.K.’s adoption of the European Capital Requirements Directive, itself an implementation of the Basel II Accord. The U.K. Bank obtains capital through earnings or through capital infusion from COBNA, subject to prior notice requirements under Regulation K of the rules administered by the Federal Reserve. If the U.K. Bank is unable to generate or maintain sufficient capital on favorable terms, it may choose to restrict its growth to reduce the regulatory capital required. Following the introduction of the Capital Requirements Directive, the U.K. Bank continues to have a capital surplus and the impact of the new capital regime has been fully factored into the U.K. Bank’s financial and capital planning. In addition, the U.K. Bank is limited by the U.K. Companies Act in its distribution of dividends to COBNA via its immediate parent undertakings, Capital One Investment Limited and Capital One Holdings Limited, since dividends may only be paid out of the U.K. Bank’s “distributable profits.”

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

Following a referral by the OFT, the Competition Commission (the “CC”) launched a market investigation into the supply of Payment Protection Insurance (“PPI”) in the U.K. PPI on mortgages, credit cards, unsecured loans (personal loans, motor loans and hire purchase) and secured loans is included. The CC published its final report on remedies on January 29, 2009, which included point of sale changes and the introduction of an annual PPI statement to customers. At the end of 2009, Barclays Bank successfully challenged the remedies package at the Competition Appeals Tribunal and the CC is currently revisiting its proposals. The new provisional remedies package is expected to be delivered in May 2010, followed by a consultation period at which point the U.K Bank will be able to assess the impact of the proposed new remedies. The U.K. Bank is now expecting the remedies will not be implemented until 2011.

As in the U.S., in non-U.S. jurisdictions where we operate, we face a risk that the laws and regulations that are applicable to us (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact our business.

For additional information on our Supervision and Regulation activities, see our 2009 Form 10-K “Part I—Item 1. Business—Supervision and Regulation. We discuss the risks to the company resulting from the current legislative environment in our 2009 Form 10-K in “Part I—Item 1A. Risk Factors.”

XV. ENTERPRISE RISK MANAGEMENT

Our business activities expose us to four major categories of risks: liquidity risk, credit risk, reputational risk and capital adequacy. We also are exposed to market risk, strategic risk, operational risk, compliance risk and legal risk. Our risk management framework is intended to identify, assess, and mitigate risks that affect or have the potential to affect our business, to target financial returns commensurate with our risk appetite, and to avoid excessive risk-taking. We follow three key principles related to this policy.

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

We provide additional information on our enterprise risk management framework and activities in our 2009 Form 10-K in “Part I—Item 1. Business—Enterprise Risk Management.”

XVI. FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, earnings per share or other financial measures for Capital One; future financial and operating results; and Capital One’s plans, objectives, expectations and intentions; and the assumptions that underlie these matters. To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•

general economic and business conditions in the U.S., the U.K., or Capital One’s local markets, including conditions affecting employment levels, interest rates, consumer income and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;

•	an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment);

•	financial, legal, regulatory, tax or accounting changes or actions, including with respect to any litigation matter involving Capital One;

•	increases or decreases in interest rates;

•	the success of our marketing efforts in attracting and retaining customers;

•

the ability of the company to continue to securitize its credit cards and consumer loans and to otherwise access the capital markets at attractive rates and terms to capitalize and fund its operations and future growth;

•

with respect to financial and other products, increases or decreases in our aggregate loan balances and/or the number of customers and the growth rate and composition thereof, including increases or decreases resulting from factors such as shifting product mix, amount of actual marketing expenses made by Capital One and attrition of loan balances;

•	the amount and rate of deposit growth;

•	our ability to control costs;

•	changes in the reputation of or expectations regarding the financial services industry and/or Capital One with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance infrastructure suitable for its size and complexity;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on its strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States Mail service affecting our response rates and consumer payments;

•	our ability to recruit and retain experienced personnel to assist in the management and operations of new products and services;

•	changes in the labor and employment markets;

•	the risk that cost savings and any other synergies from our acquisitions may not be fully realized or may take longer to realize than expected;

•	disruptions from our acquisitions negatively impacting our ability to maintain relationships with customers, employees or suppliers;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that Capital One files with the Securities and Exchange Commission (the “SEC”), including, but not limited to, our 2009 Form 10-K.

•

Any forward-looking statements made by or on behalf of Capital One speak only as of the date they are made or as of the date indicated, and Capital One does not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this report, see the risk factors in this report in “Part II —Item 1A. Risk Factors” and in our 2009 Form 10-K in “Part I—Item 1A. Risk Factors.”

XVII. SUPPLEMENTAL STATISTICAL TABLES

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three months ended March 31, 2010 and 2009.

	March 31, 2010			March 31, 2009
	Reported			Reported			Managed
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans(1)
Domestic	$96,669,076	$2,961,108	12.25%	$70,710,644	$1,726,185	9.76%	$109,254,136	$2,843,852	10.41%
International	7,814,411	305,212	15.62%	2,986,485	91,360	12.24%	8,382,679	261,724	12.49%

Total consumer loans	$104,483,487	$3,266,320	12.50%	$73,697,129	$1,817,545	9.86%	$117,636,815	$3,105,576	10.56%
Commercial loans	29,722,674	391,415	5.27%	29,545,277	374,073	5.06%	29,545,277	374,073	5.06%

Total loans held for investment	$134,206,161	$3,657,735	10.90%	$103,242,406	$2,191,618	8.49%	$147,182,092	$3,479,649	9.46%

Investment securities	38,086,936	348,715	3.66%	34,209,102	395,274	4.62%	34,209,102	395,274	4.62%
Other
Domestic	8,884,858	22,394	1.01%	6,914,208	58,214	3.37%	4,675,351	14,668	1.25%
International	702,901	985	0.56%	806,041	4,903	2.43%	547,365	1,075	0.79%

Total	$9,587,759	$23,379	0.98%	$7,720,249	$63,117	3.27%	$5,222,716	$15,743	1.21%

Total interest-earning assets(3)	$181,880,856	$4,029,829	8.86%	$145,171,757	$2,650,009	7.30%	$186,613,910	$3,890,666	8.34%

Cash and due from banks(3)	6,712,290			3,158,569			3,158,569
Allowance for loan and lease losses(3)	(8,349,477)			(4,522,910)			(4,522,910)
Premises and equipment, net(3)	2,726,392			2,485,680			2,485,680
Other (3)	24,237,438			22,196,383			22,433,529
Total assets from discontinued operations	24,324			22,033			22,033

Total assets	$207,231,823			$168,511,512			$210,190,811

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$103,099,669	$397,466	1.54%	$98,328,999	$612,880	2.49%	$98,328,999	$612,880	2.49%
International(4)	917,656	1,264	0.55%	2,557,479	14,512	2.27%	2,557,479	14,512	2.27%

Total deposits	$104,017,325	$398,730	1.53%	$100,886,478	$627,392	2.49%	$100,886,478	$627,392	2.49%
Securitized debt
Domestic	$38,877,573	$208,586	2.15%	$7,046,543	90,733	5.15%	$43,516,804	332,416	3.06%
International	4,886,675	33,149	2.71%	0	0	0.00%	5,296,355	41,972	3.17%

Total securitized debt	$43,764,248	$241,735	2.21%	$7,046,543	90,733	5.15%	$48,813,159	$374,388	3.07%

	March 31, 2010			March 31, 2009
	Reported			Reported			Managed
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Senior and subordinated notes	8,757,477	68,224	3.12%	7,771,343	58,044	2.99%	7,771,343	58,044	2.99%
Other borrowings
Domestic	$5,056,474	$89,490	7.08%	$8,544,863	78,966	3.70%	$8,544,863	78,966	3.70%
International	2,374,525	3,497	0.59%	105,672	1,886	7.14%	105,672	1,886	7.14%

Total other borrowings	$7,430,999	$92,987	5.01%	$8,650,535	$80,852	3.74%	$8,650,535	$80,852	3.74%

Total interest-bearing liabilities(3)	$163,970,049	$801,676	1.96%	$124,354,899	857,021	2.76%	$166,121,515	1,140,676	2.75%
Non-interest bearing deposits(3)	13,513,099			11,250,267			11,250,267
Other (3)	5,840,271			5,763,775			5,676,457
Total liabilities from discontinued operations	227,710			138,231			138,231

Total liabilities	$183,551,129			$141,507,172			$183,186,470
Equity(5)	23,680,694			27,004,340			27,004,340
Total liabilities and equity	$207,231,823			$168,511,512			$210,190,810

Net interest spread			6.90%			4.55%			5.59%

Interest income to average earning assets			8.86%			7.30%			8.34%
Interest expense to average earning assets			1.76%			2.36%			2.45%

Net interest margin			7.10%			4.94%			5.89%

(1)	Interest income includes past due fees on loans totaling approximately $332.2 million for the three months ended March 31, 2010 and $162.0 million and $363.5 million on the reported and managed basis, respectively, for the three months ended March 31, 2009.
(2)	Certain prior period amounts have been reclassified to conform with the current period presentation.
(3)	Based on continuing operations.
(4)	U.K. deposit business was sold during the third quarter of 2009.
(5)	Includes a reduction of $2.9 billion due to consolidation impact of certain securitized trusts.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended March 31, 2010 vs. 2009 Managed
		Change due to(1)
(Dollars in thousands)	Increase (Decrease)	Volume	Yield/ Rate
Interest Income(3) :
Consumer loans
Domestic	$117,256	$(350,433)	$467,689
International	43,488	(18,689)	62,177

Total	$160,744	$(371,403)	$532,147

Commercial loans	17,342	2,258	15,084

Total loans held for investment	$178,086	$(323,925)	$502,011
Investment securities	(46,559)	41,522	(88,081)
Other
Domestic	7,726	11,075	(3,349)
International	(90)	262	(352)

Total	$7,636	$11,112	$(3,476)

Total interest income	$139,163	$(100,460)	$239,623
Interest Expense(3) :
Deposits
Domestic (2)	$(215,414)	$28,455	$(243,869)
International	(13,248)	(6,074)	(7,174)

Total (2)	$(228,662)	$18,911	$(247,573)

Senior notes	10,180	7,602	2,578
Other borrowings
Domestic (2)	10,524	(41,338)	51,862
International	1,611	4,864	(3,253)

Total (2)	$12,135	$(12,533)	$24,668
Securitized debt
Domestic (2)	(123,830)	(32,656)	(91,174)
International	(8,823)	(3,083)	(5,740)

Total (2)	$(132,653)	$(35,800)	$(96,853)

Total interest expense	$(339,000)	$(14,590)	$(324,410)

Net interest income	$478,163	$(71,322)	$549,485

(1)

The change in net interest income attributable to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. We calculate the change in interest income and interest expense separately for each item. As a result, the totals presented in the volume and yield/rate columns do not equal the sum of amounts presented in the individual categories presented.

(2)	Certain prior period amounts have been reclassified to conform with the current period presentation.
(3)	Based on continuing operations.

TABLE C—MANAGED LOAN PORTFOLIO

(Dollars in thousands)	March 31, 2010	December 31, 2009
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$50,092,848	$13,373,383
International	7,548,484	2,229,321

Total credit card	$57,641,332	$15,602,704
Installment loans
Domestic	5,984,402	6,693,165
International	29,626	43,890

Total installment loans	$6,014,028	$6,737,055
Auto loans	17,446,430	18,186,064
Mortgage loans	13,966,471	14,893,187
Retail Banking	4,969,775	5,135,242

Total consumer loans	$100,038,036	$60,554,252
Commercial loans
Commercial and multi-family real estate	13,617,900	13,843,158
Middle Market	10,310,156	10,061,819
Specialty Lending	3,618,987	3,554,563
Small ticket commercial real estate	2,065,095	2,153,510

Total commercial loans	$29,612,138	$29,613,050
Other loans	464,347	451,697

Total reported loans held for investment	$130,114,521	$90,618,999

Securitization adjustments(1):
Consumer loans
Credit cards
Domestic	$—	$39,827,572
International	—	5,950,624

Total credit card	$—	$45,778,196
Installment loans – Domestic	150,762	405,707

Total consumer loans	$150,762	$46,183,903

Total securitization adjustments	$150,762	$46,183,903

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$50,092,848	$53,200,955
International	7,548,484	8,179,945

Total credit card	$57,641,332	$61,380,900
Installment loans
Domestic	6,135,164	7,098,872
International	29,626	43,890

Total installment loans	$6,164,790	$7,142,762
Auto loans	17,446,430	18,186,064
Mortgage loans	13,966,471	14,893,187
Retail Banking	4,969,775	5,135,242

Total consumer loans	$100,188,798	$106,738,155
Commercial loans
Commercial and multi-family real estate	13,617,900	13,843,158
Middle Market	10,310,156	10,061,819
Specialty Lending	3,618,987	3,554,563
Small ticket commercial real estate	2,065,095	2,153,510

Total commercial loans	$29,612,138	$29,613,050
Other loans	464,347	451,697

Total managed loans held for investment	$130,265,283	$136,802,902

	Three Months Ended March 31
(Dollars in thousands)	2010	2009
Average Balances:
Reported loans held for investment:
Consumer loans
Credit cards
Domestic	$51,702,084	$20,605,622
International	7,777,848	2,881,940

Total credit card	$59,479,932	$23,487,562
Installment loans
Domestic	6,233,038	10,038,590
International	36,563	104,545

Total installment loans	$6,269,601	$10,143,135
Auto loans	17,768,721	21,123,000
Mortgage loans	15,433,825	9,860,646
Retail Banking	5,042,814	5,559,451

Total consumer loans	$103,994,893	$70,173,794
Commercial loans
Commercial and multi-family real estate	13,716,376	13,437,351
Middle Market	10,323,528	10,003,213
Specialty Lending	3,609,231	3,504,544
Small ticket commercial real estate	2,073,539	2,600,169

Total commercial loans	$29,722,674	$29,545,277
Other loans	488,594	3,523,335

Total reported loans held for investment	$134,206,161	$103,242,406

Securitization adjustments(1):
Consumer loans
Credit cards
Domestic	$—	$37,694,383
International	—	5,396,194

Total credit card	$—	$43,090,577
Installment loans – Domestic	172,525	849,109
Auto loans	—	—

Total consumer loans	$172,525	$43,939,686

Total securitization adjustments	$172,525	$43,939,686

Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$51,702,084	58,300,005
International	7,777,848	8,278,134

Total credit card	$59,479,932	$66,578,139
Installment loans
Domestic	6,405,563	10,887,699
International	36,563	104,545

Total installment loans	$6,442,126	$10,992,244
Auto loans	17,768,721	21,123,000
Mortgage loans	15,433,825	9,860,646
Retail Banking	5,042,814	5,559,451

Total consumer loans	$104,167,418	$114,113,480
Commercial loans
Commercial and multi-family real estate	13,716,376	13,437,351
Middle Market	10,323,528	10,003,213
Specialty Lending	3,609,231	3,504,544
Small ticket commercial real estate	2,073,539	2,600,169

Total commercial loans	$29,722,674	$29,545,277
Other loans	488,594	3,523,335

Total managed loans held for investment	$134,378,686	$147,182,092

(1)	Effective on January 1, 2010, the Company consolidated all but one installment loan trust under the new consolidation standards. All credit card loans restricted for the benefit of securitization investors are included in reported loans held for investment as they are no longer considered off-balance sheet arrangements.

TABLE D—COMPOSITION OF REPORTED LOAN PORTFOLIO

	March 31, 2010		December 31, 2009
	Reported		Reported		Managed
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans

Consumer loans	$100,038,036	76.88%	$60,554,252	66.82%	$106,738,155	78.02%
Commercial loans	29,612,138	22.76%	29,613,050	32.68%	29,613,050	21.65%
Other	464,347	0.36%	451,697	0.50%	451,697	0.33%

Total	$130,114,521	100.00%	$90,618,999	100.00%	$136,802,902	100.00%

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	March 31, 2010(3)		December 31, 2009(4)
	Reported		Reported		Managed
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans

Loans held for investment(1)(2)	$130,114,521	100.00%	$90,618,999	100.00%	$136,802,902	100.00%
Loans delinquent:
30-59 days	2,245,227	1.73%	1,907,677	2.10%	2,623,499	1.92%
60-89 days	1,243,134	0.95%	985,211	1.09%	1,575,753	1.15%
90-119 days	874,636	0.67%	498,631	0.55%	1,037,576	0.76%
120-149 days	588,650	0.45%	190,356	0.21%	659,961	0.48%
150 or more days	544,523	0.42%	164,389	0.18%	568,369	0.42%

Total	$5,496,170	4.22%	$3,746,264	4.13%	$6,465,158	4.73%

Loans delinquent by geographic area:
Domestic	5,012,083	4.09%	3,613,276	4.09%	5,926,128	4.61%
International	484,087	6.39%	132,988	5.85%	539,030	6.55%

(1)	All loans are accruing loans except for consumer auto loans included in the 90-119 days past bucket of $83.7 million and $143.3 million as of March 31, 2010 and December 31, 2009, respectively.
(2)	Includes credit card loans that continue to accrue finance charges and fees until charged off. The amounts are net of finance charges and fees considered uncollectible that are suppressed and are not recognized in income. Amounts reserved for finance charges and fees considered uncollectible are $354.4 million and $490.4 million for the three months ended March 31, 2010 and December 31, 2009, respectively.

(3)	The Chevy Chase Bank acquired loan portfolio is included in loans held for investment, but excluded from loans delinquent as these loans are considered performing under ASC 805-10/SFAS 141 (R) and/or ASC310-10/SOP 03-3. As of March 31, 2010 and December 31, 2009, the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $231.3 million and $294.4 million, respectively. For loans 90+ days past due see Table G – Nonperforming Assets.
(4)	Capital One’s managed results prior to the adoption of new consolidation standards on January 1, 2001 is more comparable to the Company’s reported results as the managed results were previously adjusted to include securitized loans related to the Company’s credit card and installment loan securitization trusts previously accounted for as sales and treated as off-balance sheet. Because of the January 1, 2010, adoption of the new consolidation accounting standards, the Company’s consolidated reported results subsequent to January 1, 2010 will be comparable to its consolidated results on a “managed” basis.

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods presented on a reported and managed basis.

(Dollars in thousands)	March 31, 2010(1)	March 31, 2009(2)
Reported:	Reported	Reported	Managed
Average loans held for investment	$134,206,161	$103,242,406	$147,182,092
Net charge-offs	2,017,783	1,137,787	1,990,608
Net charge-offs as a percentage of average loans held for investment	6.01%	4.41%	5.41%

(1)	Includes average Chevy Chase Bank acquired loan portfolio of $7.0 billion and $3.1 billion for three months ended March 31, 2010 and 2009, respectively. Charge-offs exclude net charge-offs of $98.5 million and $20.9 million on the Chevy Chase Bank acquired loan portfolio for three months ended March 31, 2010 and 2009, respectively. Charge-offs on the Chevy Chase Bank acquired loan portfolio are applied against the expected principal losses established under ASC 805-10/FAS 141(R) upon acquisition.
(2)	Capital One’s managed results prior to the adoption of new consolidation standards on January 1, 2001 is more comparable to the Company’s reported results as the managed results were previously adjusted to include securitized loans related to the Company’s credit card and installment loan securitization trusts previously accounted for as sales and treated as off-balance sheet. Because of the adoption of the new consolidation accounting standards, the Company’s consolidated reported results subsequent to January 1, 2010 will be comparable to its consolidated results on a “managed” basis.

TABLE G—NONPERFORMING ASSETS

Table G presents a summary of nonperforming assets as of March 31, 2010 and December 31, 2009.

(Dollars in thousands)	March 31, 2010	December 31, 2009
Nonperforming loans held for investment(1) (2):
Commercial lending
Commercial and multi-family real estate	$473,993	$428,754
Middle market	112,410	104,272
Specialty lending	73,323	73,866
Small-ticket commercial real estate	74,979	94,674

Total commercial loans	734,705	701,566

Consumer lending
Automobile	83,682	143,341
Mortgages	429,716	322,473
Other consumer loans	111,301	121,326

Total consumer loans	624,699	587,140

Total nonperforming loans held for investment	1,359,404	1,288,706
Foreclosed property	268,290	233,749
Repossessed assets	23,884	24,503

Total nonperforming assets	$1,651,578	$1,546,958

Nonperforming loans as a percentage of loans held for investment(3) (4)	1.04%	0.94%
Nonperforming assets as a percentage of loans held for investment(3) (4)	1.27%	1.13%

(1)	Our policy is not to classify credit card loans as nonperforming loans. We present loans that we continue to accrue interest on that are contractually past due 90 days in “Table E—Delinquencies.”
(2)	Excludes $1.2 billion of loans we acquired from Chevy Chase Bank as of March 31, 2010 and December 31, 2009 that were previously considered nonperforming, as we recorded these loans at fair value at acquisition.
(3)	The denominator includes loans acquired from our Chevy Chase Bank acquisition totaling $6.8 billion and $7.3 billion as of March 31, 2010 and December 31, 2009, respectively.
(4)	Nonperforming loans are based on our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share and Per Share Data)	March 31, 2010	December 31, 2009
Assets:
Cash and due from banks	$2,928,702	$3,100,110
Federal funds sold and resale agreements	477,108	541,570
Interest-bearing deposits at other banks	4,092,556	5,042,944

Cash and cash equivalents	7,498,366	8,684,624
Restricted cash for securitization investors	3,286,002	501,113
Securities available for sale	38,251,017	38,829,562
Securities held to maturity	0	80,577
Loans held for sale	247,445	268,307
Loans held for investment	72,591,272	75,097,329
Restricted loans for securitization investors	57,523,249	15,521,670
Less: Allowance for loan and lease losses	(7,751,745)	(4,127,395)

Net loans held for investment	122,362,776	86,491,604
Accounts receivable from securitizations	205,960	7,128,484
Premises and equipment, net	2,735,192	2,735,623
Interest receivable	1,134,751	936,146
Goodwill	13,589,339	13,596,368
Other	11,396,739	10,393,955

Total assets	$200,707,587	$169,646,363

Liabilities:
Non-interest-bearing deposits	$13,773,082	$13,438,659
Interest-bearing deposits	104,013,477	102,370,437

Total deposits	117,786,559	115,809,096
Securitized debt obligations	37,829,527	3,953,492
Senior and subordinated notes	9,134,292	9,045,470
Other borrowings	5,708,279	8,014,969
Interest payable	521,875	509,105
Other	5,352,673	5,724,821

Total liabilities	176,333,205	143,056,953

Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 504,123,393 and 502,394,396 issued as of March 31, 2010 and December 31, 2009 respectively	5,041	5,024
Paid-in capital, net	18,990,863	18,954,823
Retained earnings	8,417,819	10,727,368
Accumulated other comprehensive income	158,916	82,654
Less: Treasury stock, at cost; 47,702,956 and 47,224,200 shares as of March 31, 2010 and December 31, 2009 respectively	(3,198,257)	(3,180,459)

Total stockholders’ equity	24,374,382	26,589,410

Total liabilities and stockholders’ equity	$200,707,587	$169,646,363

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, Except Per Share Data)	Three Months Ended March 31,
	2010	2009
Interest Income:
Loans held for investment, including past-due fees	$3,657,735	$2,191,618
Investment securities	348,715	395,274
Other	23,379	63,117

Total interest income	4,029,829	2,650,009

Interest Expense:
Deposits	398,730	627,392
Securitized debt obligations	241,735	90,733
Senior and subordinated notes	68,224	58,044
Other borrowings	92,987	80,852

Total interest expense	801,676	857,021

Net interest income	3,228,153	1,792,988
Provision for loan and lease losses	1,478,200	1,279,137

Net interest income after provision for loan and lease losses	1,749,953	513,851

Non-Interest Income:
Servicing and securitizations	(36,368)	453,144
Service charges and other customer-related fees	584,973	506,129
Interchange	311,407	140,090
Net other-than-temporary impairment losses recognized in earnings(1)	(31,256)	(363)
Other	232,702	(9,156)

Total non-interest income	1,061,458	1,089,844

Non-Interest Expense:
Salaries and associate benefits	646,436	554,431
Marketing	180,459	162,712
Communications and data processing	169,327	199,104
Supplies and equipment	123,624	118,900
Occupancy	119,779	100,185
Restructuring expense(2)	0	17,627
Other	607,976	592,330

Total non-interest expense	1,847,601	1,745,289

Income (loss) from continuing operations before income taxes	963,810	(141,594)
Income tax provision (benefit)	244,359	(58,490)

Income (loss) from continuing operations, net of tax	719,451	(83,104)
Loss from discontinued operations, net of tax	(83,188)	(24,958)

Net income (loss)	$636,263	$(108,062)

Net income (loss) available to common shareholders	$636,263	$(172,252)

Basic earnings per common share
Income (loss) from continuing operations	$1.59	$(0.38)
Loss from discontinued operations	(0.18)	(0.06)

Net income (loss)	$1.41	$(0.44)

Diluted earnings per common share
Income (loss) from continuing operations	$1.58	$(0.38)
Loss from discontinued operations	(0.18)	(0.06)

Net income (loss)	$1.40	$(0.44)

Dividends paid per common share	$0.05	$0.38

(1)	For the three months ended March 31, 2010 and March 31, 2009, the Company recorded other-than-temporary impairment losses of $31.3 million and $0.4 million, respectively. Additional unrealized losses of $149.9 million, on these securities were recognized in other comprehensive income as a component of stockholders’ equity at March 31, 2010.
(2)	The Company completed its 2007 restructuring initiative during 2009.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In Thousands, Except Per Share Data)	Shares	Amount
Balance, December 31, 2008	438,434,235	$4,384	$3,096,466	$17,278,102	$10,621,164	$(1,221,796)	$(3,165,887)	$26,612,433
Comprehensive income:
Net income					(108,062)			(108,062)
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income taxes of $175,730						373,723		373,723
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $132						(231)		(231)
Defined benefit pension plans, net of net income tax benefit of $163						(293)		(293)
Foreign currency translation adjustments						(38,993)		(38,993)
Unrealized gains in cash flow hedging instruments, net of income taxes of $28,223						35,543		35,543

Other comprehensive income						369,749		369,749

Comprehensive income								261,687
Cash dividends-Common stock $0.375 per share					(148,411)			(148,411)
Cash dividends-Preferred stock 5% per annum			(494)		(44,440)			(44,934)
Purchase of treasury stock							(2,955)	(2,955)
Issuances of common stock and restricted stock, net of forfeitures	1,543,405	15		7,981				7,996
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,900			(1,599)				(1,599)
Accretion of preferred stock discount			19,750		(19,750)			0
Compensation expense for restricted stock awards and stock options				31,670				31,670
Issuance of common stock for acquisition	2,560,601	26		30,830				30,856
Allocation of ESOP shares				1,233				1,233

Balance, March 31, 2009	442,540,141	$4,425	$3,115,722	$17,348,217	$10,300,501	$(852,047)	$(3,168,842)	$26,747,976

Balance, December 31, 2009	502,394,396	$5,024	$0	$18,954,823	$10,727,368	$82,654	$(3,180,459)	$26,589,410
Cumulative effect from adoption of new consolidation accounting standards					(2,922,988)	(15,924)		(2,938,912)
Comprehensive income:
Net Income					636,263			636,263
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income taxes of $62,908						118,021		118,021
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $6,017						16,949		16,949
Defined benefit pension plans, net of net income tax benefit of $197						(358)		(358)
Foreign currency translation adjustments						(56,834)		(56,834)
Unrealized gains in cash flow hedging instruments, net of income taxes of $9,327						14,408		14,408

Other comprehensive income (loss)						92,186		92,186

Comprehensive income (loss)								728,449
Cash dividends-Common stock $0.05 per share					(22,824)			(22,824)
Purchase of treasury stock							(17,798)	(17,798)
Issuances of common stock and restricted stock, net of forfeitures	1,498,243	15		7,153				7,168
Exercise of stock options and tax benefits of exercises and restricted stock vesting	230,754	2		(491)				(489)
Compensation expense for restricted stock awards and stock options				29,378				29,378

Balance, March 31, 2010	504,123,393	$5,041	$0	$18,990,863	$8,417,819	$158,916	$(3,198,257)	$24,374,382

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)	Three Months Ended March 31
	2010	2009
Operating Activities:
Income (loss) from continuing operations, net of tax	$719,451	$(83,104)
Loss from discontinued operations, net of tax	(83,188)	(24,958)

Net income (loss)	636,263	(108,062)
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	1,478,200	1,279,137
Depreciation and amortization, net	147,516	151,278
Net gains on sales of securities available for sale	(106,894)	(4,335)
Net gains on deconsolidation	(177,526)	0
Loans held for sale:
Transfers in and originations	(210,129)	(281,981)
Losses on sales	16,699	1,567
Proceeds from sales	233,932	291,208
Stock plan compensation expense	46,550	24,715
Changes in assets and liabilities, net of effects from purchase of companies acquired and the effect of new accounting standards:
(Increase) decrease in interest receivable	(202,084)	12,171
Decrease in accounts receivable from securitizations(1)	(61,379)	1,480,869
Decrease in other assets(1)	1,139,504	164,289
Increase (decrease) in interest payable	12,941	(19,629)
(Decrease) in other liabilities(1)	(948,461)	(1,525,306)
Net cash provided by operating activities attributable to discontinued operations	18,836	13,646

Net cash provided by operating activities	2,023,968	1,479,567

Investing Activities:
Increase in restricted cash for securitization investors(1)	711,915	11,377
Purchases of securities available for sale	(9,402,805)	(5,980,615)
Proceeds from maturities of securities available for sale	2,850,816	1,794,765
Proceeds from sales of securities available for sale	7,428,829	740,191
Proceeds from securitizations of loans	0	2,892,903
Proceeds from sale of interest-only bonds	57,469	0
Net decrease in loans held for investment(1)	4,167,789	1,439,780
Principal recoveries of loans previously charged off	400,762	192,928
Additions of premises and equipment	(73,473)	(107,218)
Net cash provided by companies acquired	0	778,166
Net cash provided by investing activities attributable to discontinued operations	150	3

Net cash provided by investing activities	6,141,452	1,762,280

Financing Activities:
Net increase (decrease) in deposits	1,977,463	(1,061,104)
Net decrease in other borrowings(1)	(11,276,266)	(1,260,905)
Redemptions of acquired company debt and noncontrolling interest	0	(464,915)
Purchases of treasury stock	(17,798)	(2,955)
Dividends paid on common stock	(22,824)	(148,409)
Dividends paid on preferred stock	0	(44,934)
Net proceeds from issuances of common stock	7,168	9,230
Proceeds from share-based payment activities	(489)	(1,599)
Net cash used in financing activities attributable to discontinued operations	(18,932)	(3,274)

Net cash used in financing activities	(9,351,678)	(2,978,865)

Net increase (decrease) in cash and cash equivalents	(1,186,258)	262,982
Cash and cash equivalents at beginning of the period	8,684,624	7,491,343

Cash and cash equivalents at end of the period	$7,498,366	$7,754,325

Supplemental Cash Flow Information
Non-cash items:
Cumulative effect from adoption of new consolidation accounting standards	$2,938,912

(1)	Excludes the initial impact of adoption of the new consolidation standards.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Capital One Financial Corporation (the “Corporation”) is a diversified financial services company with banking and non-banking subsidiaries that market a variety of financial products and services. Our principal subsidiaries include:

•	Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products and deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements, and branch operations and expansion costs), marketing expenses, and income taxes.

On February 27, 2009, the Corporation acquired Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) for $475.9 million comprised of cash of $445.0 million and 2.56 million shares of common stock valued at $30.9 million. Chevy Chase Bank has the largest retail branch presence in the Washington D.C. region. On July 30, 2009, the Company merged Chevy Chase Bank with and into CONA.

The Corporation and its subsidiaries are hereafter collectively referred to as the “Company” or “We.” CONA and COBNA are hereafter collectively referred to as the “Banks.”

We report the results of our business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Credit Card: Consists of our domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small ticket commercial real-estate loans that are in run-off mode.

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for small business customers, as well as branch-based consumer deposit gathering and lending activities, national deposit gathering, national automobile lending, consumer mortgage lending and servicing activities.

Chevy Chase Bank’s operations are included in the Commercial Banking and Consumer Banking segments beginning in the second quarter of 2009 but remained in Other for the first quarter due to the short duration since acquisition. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to the Company’s cost initiative and to the Chevy Chase Bank acquisition.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (“2009 Form 10-K”).

The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. While management makes its best judgment, actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation, of the interim period consolidated financial statements have been made. Results for any interim period, however, are not necessarily indicative of the results to be expected for the full year.

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

Certain prior period amounts have been revised to conform to current presentation. All amounts in the following notes, excluding per share data, are presented in thousands unless noted otherwise.

Recent Accounting Pronouncements

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives, which addresses application of the embedded derivative scope exception in ASC 815-15-15-8 and 15-9. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. We do not expect the adoption of ASU 2010-11 to have a material impact on consolidated earnings or financial position of the Company.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements which amends ASC 855 – Subsequent Events to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The ASU requires SEC filers to evaluate subsequent events through the date the financial statements are issued and also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU is effective immediately for financial statements that are issued or available to be issued and the Company adopted these requirements in February 2010.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends ASC 820 – Fair Value Measurements and Disclosures to add new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU 2010-06 requires disclosure of Level 3 activity of purchases, sales, issuances, and settlements on a gross basis.

Significant Accounting Policies

Except for accounting policies that have been modified or recently adopted as described below, there have been no significant changes to the Company’s accounting policies as disclosed in the 2009 Form 10-K

Special Purpose Entities and Variable Interest Entities

In June 2009, the FASB issued new guidance on Accounting for Transfers of Financial Assets and Consolidations which was effective for periods starting as of January 1, 2010.

The new accounting consolidation guidance, which removed the concept of a QSPE, resulted in the consolidation of the Company’s credit card trusts, one installment loan trust and certain mortgage trusts. The Company was considered to be the primary beneficiary of these trusts due to the combination of power over the activities that most significantly impact the economic performance of the trusts through the right to service the securitized loans and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts through its retained interests. The assets and liabilities of the credit card and installment loan trusts were consolidated on our balance sheet at their carrying values and the assets and liabilities of the mortgage trusts were consolidated at their unpaid principal balances using the practicable expedient provisions permitted upon adoption.

The table below reflects the financial impacts as of January 1, 2010.

(Dollars in millions)	Ending balance sheet December 31, 2009	VIE Consolidation Impact	Opening Balance sheet January 1, 2010
Assets:
Cash and due from banks	$8,685	$3,998	$12,683
Loans held for investment	90,619	47,565	138,184
Less: Allowance for loan and lease losses	(4,127)	(4,264)	(8,391)

Net loans held for investment	86,492	43,301	129,793
Accounts receivable from securitizations	7,629	(7,463)	166
Other assets	66,840	2,029	68,869

Total assets	$169,646	$41,865	$211,511

Liabilities:
Securitized debt obligations	$3,954	$44,346	$48,300
Other liabilities	139,103	458	139,561

Total liabilities	143,057	44,804	187,861

Stockholders’ Equity:	26,589	(2,939)	23,650

	$169,646	$41,865	$211,511

The following provides more detail of the financial impacts of adoption:

•

Consolidation of $47.6 billion in securitized loan receivables and $44.3 billion in related debt securities issued from the trusts to third party investors. Included in the total loan receivables is $1.5 billion of mortgage loan securitizations related to the Chevy Chase Bank acquisition which had not been included in our historical managed financial statements. Also included in total loan receivables are $2.6 billion of retained interests, previously classified as accounts receivable from securitizations.

•	Reclassification of $0.7 billion of net finance charge and fee receivables from accounts receivable from securitizations to loans held for investment.

•	Reclassification of $4.0 billion in accounts receivable from securitization to cash restricted for securitization investors.

•

Recording a $4.3 billion allowance for loan and lease losses for the newly consolidated loan receivables. Previously, the losses inherent in the off-balance sheet loans were captured as a reduction in the valuation of retained residual interests.

•	Recording derivative assets of $0.3 billion and derivative liabilities of $0.5 billion, representing the fair value of interest rate swaps and foreign currency derivatives entered into by the trusts.

•	Recording net deferred tax assets of $1.6 billion, largely related to establishing an allowance for loan and lease losses on the newly consolidated loan receivables.

After the adoption of the new consolidation guidance, the Consolidated Statements of Income no longer reflects securitization and servicing income related to the consolidated securitized loans receivable, but instead reports interest income, provision expense and certain other income associated with securitized loan receivables and interest expense associated with the debt securities issued from the trusts to third party investors. Amounts are recorded in the same categories as non-securitized loan receivables and corporate debt. Additionally, the Company treats securitized loans as secured borrowings and no longer records initial gains on new securitization activity unless the transfer qualifies for sale accounting and achieves deconsolidation under the new guidance.

On January 21, 2010, the OCC and the Federal Reserve announced a final rule regarding capital requirements related to the adoption of new consolidation guidance which requires the Company to hold additional capital in relation to the consolidated assets and any associated creation of loan loss reserves. The rule allows for two quarter deferral in implementing the capital requirements with a phase out of the deferral beginning in the third quarter of 2010 and ending in the first quarter of 2011. The Company is utilizing this available deferral and the capital ratios reflect this treatment.

The Company recorded a $2.9 billion cumulative effect adjustment in stockholders’ equity from adoption of the new consolidation accounting standards. The table below summarizes the impact on certain of the Company’s regulatory capital ratios related to the adoption of new standards on January 1, 2010:

	March 31, 2010	January 1, 2010	December 31, 2009	Difference
Tier 1 Capital	9.57%	9.93%	13.75%	(3.82)%
Total Capital	16.90%	17.58%	17.70%	(0.12)%
Tier 1 Leverage	6.04%	5.84%	10.28%	(4.44)%

NOTE 2—LOANS ACQUIRED IN A TRANSFER

The Company acquired loans from the purchase of Chevy Chase Bank acquisition on February 27, 2009 that were initially recorded at fair value with no separate valuation allowance recorded at the date of acquisition. The Company is required to review each loan at acquisition and determine whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on common risk characteristics. During the evaluation of whether a loan was considered impaired or is considered performing, the Company considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, we considered the entire Chevy Chase Bank option arm, hybrid arm and construction to permanent portfolios to be impaired and accounted for under ASC 310-10/SOP 03-3. Portions of the Chevy Chase Bank commercial, auto, fixed mortgage, home equity, and other consumer loan portfolios were also considered impaired.

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

At acquisition, the loans acquired were as follows:

	At Acquisition
(Dollars in thousands)	Impaired Loans	Non-Impaired Loans	Total Loans
Contractually required principal and interest at acquisition	$12,038,971	$3,348,058	$15,387,029
Nonaccretable difference (expected principal losses of $2,207,144 and foregone interest of $1,820,065) (1)	3,851,043	176,166	4,027,209

Cash flows expected to be collected at acquisition	$8,187,928	$3,171,892	$11,359,820
Accretable yield (interest component of expected cash flows)	1,860,697	499,245	2,359,942

Fair value of loans acquired (2)	$6,327,231	$2,672,647	$8,999,878

(1)	Expected principal losses and foregone interest on the impaired loans are $2,053,501 and $1,797,542, respectively. Expected principal losses and foregone interest on the non impaired loans are $153,643 and $22,523, respectively.
(2)	A portion of the acquired loans from Chevy Chase Bank acquisition were held for sale and are not included in these tabular disclosures. These held-for-sale loans were assigned a fair value of $235.1 million through purchase price allocation.

The carrying amount of these loans is included in the balance sheet amounts of loans held for investment at March 31, 2010 and March 31, 2009 is as follows:

	Impaired Loans	Non-Impaired Loans	Total Loans
Outstanding Balance at March 31, 2010	$6,614,280	$2,084,554	$8,698,834
Carrying Amount at March 31, 2010	$4,876,287	$1,923,145	$6,799,432

	Accretable Yield Activity
	Impaired Loans	Non-Impaired Loans	Total Loans
Balance at December 31, 2009	$1,651,093	$415,658	$2,066,751
Additions	—	—	—
Accretion	(81,801)	(33,928)	(115,729)

Balance at March 31, 2010	$1,569,292	$381,730	$1,951,022

	Expected Principal Losses
	Impaired Loans	Non-Impaired Loans	Total Loans
Balance at December 31, 2009	$1,717,865	$117,952	$1,835,817
Additions	—	—	—
Principal losses	(89,960)	(8,500)	(98,460)

Balance at March 31, 2010	$1,627,905	$109,452	$1,737,357

	Impaired Loans	Non-Impaired Loans	Total Loans
Outstanding Balance at March 31, 2009	$7,705,167	$3,324,281	$11,029,448
Carrying Amount at March 31, 2009	$5,592,784	$3,128,454	$8,721,238

	Accretable Yield Activity
	Impaired Loans	Non-Impaired Loans	Total Loans
Balance at December 31, 2008	$—	$—	$—
Additions	1,860,697	499,245	2,359,942
Accretion	(24,088)	(9,531)	(33,619)

Balance at March 31, 2009	$1,836,609	$489,714	$2,326,323

	Expected Principal Losses
	Impaired Loans	Non-Impaired Loans	Total Loans
Balance at December 31, 2008	$—	$—	$—
Additions	2,053,501	153,643	2,207,144
Principal losses	(19,449)	(1,455)	(20,904)

Balance at March 31, 2009	$2,034,052	$152,188	$2,186,240

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, the company shut down the mortgage origination operations for GreenPoint and its wholesale mortgage banking unit, GreenPoint Mortgage (“GreenPoint”). GreenPoint was acquired by the Company in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the results of continuing operations for the three months ended March 31, 2010 and 2009. The company has no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations for the three months ended March 31, 2010 and 2009 includes an expense of $124.0 million, and $26.0 million, respectively, recorded in non-interest expense, for representations and warranties provided by the Company on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

The following is summarized financial information for discontinued operations related to the closure of the Company’s wholesale mortgage banking unit:

(Dollars in thousands)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net interest income (expense)	$(451)	$(192)
Non-interest income (expense)	(128,502)	(38,563)
Income tax benefit	(45,765)	(13,797)

Loss from discontinued operations, net of taxes	$(83,188)	$(24,958)

The mortgage origination operations of our wholesale mortgage banking unit had assets of approximately $16.3 million and $30.6 million as of March 31, 2010 and March 31, 2009, respectively, consisting of $0.3 million and $15.9 million, respectively, of mortgage loans held for sale and other related assets. The related liabilities consisted of obligations to fund these assets and obligations for representations and warranties that we provided on loans previously sold to third parties.

NOTE 4—BUSINESS SEGMENTS

The Company reports the results of its business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Credit Card: Consists of domestic consumer and small business card lending, domestic national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

Commercial Banking: Consists of lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small ticket commercial real-estate loans that are in run-off mode.

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for small business customers, as well as branch-based consumer deposit gathering and lending activities, national deposit gathering, national automobile lending, consumer mortgage lending and servicing activities.

The Company maintains the books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from the Company’s internal management information systems, which is maintained based on managed financial statement view and on a line of business level through allocations from the consolidated financial results. Effective January 1, 2010, the Company adopted two new accounting standards that resulted in the consolidation of the majority of the Company’s credit card securitization trusts. Because of the January 1, 2010, adoption of the new consolidation accounting standards, the Company’s consolidated reported results subsequent to January 1, 2010 will be comparable to its consolidated results on a “managed” basis (except for the larger allowance for loan and lease losses). However, the total segment results differ from its reported consolidated results because our segment results include the loans underlying one of our installment loan securitization trusts that remains unconsolidated. The outstanding balance of the loans in this off-balance sheet trust that are reflected in the segment results was $150.8 million as of March 31, 2010.

The following tables present certain information regarding our continuing operations by segment:

(Dollars in thousands)	Three Months Ended March 31, 2010
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment(1)	Total Reported
Net interest income(expense)	$2,113,075	$311,401	$896,588	$(90,933)	$3,230,131	$(1,978)	$3,228,153
Non-interest income (expense)	718,632	42,375	315,612	(13,935)	1,062,684	(1,226)	1,061,458
Provision for loan and lease losses	1,175,217	238,209	49,526	18,452	1,481,404	(3,204)	1,478,200
Core deposit intangible amortization	—	14,389	37,735	—	52,124	—	52,124
Other non-interest expenses	914,052	178,031	650,646	52,748	1,795,477	—	1,795,477
Income tax provision (benefit)	252,853	(27,375)	168,943	(150,062)	244,359	—	244,359

Net income (loss) from continuing operations net of tax	$489,585	$(49,478)	$305,350	$(26,006)	$719,451	$—	$719,451

	Three Months Ended March 31, 2009
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment(2)	Total Reported
Net interest income(expense)	$1,691,688	$245,459	$723,654	$89,189	$2,749,990	$(957,002)	$1,792,988
Non-interest income (expense)	985,481	41,214	163,257	(204,290)	985,662	104,182	1,089,844
Provision for loan and lease losses	1,682,786	117,304	268,233	63,634	2,131,957	(852,820)	1,279,137
Restructuring expenses(3)	—	—	—	17,627	17,627	—	17,627
Core deposit intangible amortization	—	9,092	35,593	—	44,685	—	44,685
Other non-interest expenses	988,652	132,713	544,131	17,481	1,682,977	—	1,682,977
Income tax provision (benefit)	2,402	9,647	13,634	(84,173)	(58,490)	—	(58,490)

Net income (loss) from continuing operations net of tax	$3,329	$17,917	$25,320	$(129,670)	$(83,104)	$—	$(83,104)

	As of March 31, 2010
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment	Total Reported
Loans held for investment	$63,806,122	$29,612,138	$36,382,676	$464,347	$130,265,283	$(150,762)	$130,114,521

Total deposits	$—	$21,605,482	$76,883,450	$19,297,627	$117,786,559	$—	$117,786,559

	As of December 31, 2009
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment	Total Reported

Loans held for investment	$68,523,662	$29,613,050	$38,214,493	$451,697	$136,802,902	$(46,183,903)	$90,618,999

Total deposits	$—	$20,480,297	$74,144,805	$21,183,994	$115,809,096	$—	$115,809,096

(1)	Income statement adjustments for the three months ended March 31, 2010 reclassify the finance charge of $3.8 million, past due fees of $ 0.1 million, other interest income of $(0.3) million and interest expense of $1.6 million; from non –interest income to net interest income. Net charge-offs of $ 3.2 million are reclassified from non-interest income to provision for loan losses.
(2)	Income statement adjustments for the three months ended March 31, 2009 reclassify the finance charge of $1.1 billion, past due fees of $0.2 billion, other interest income of $(0.1) billion and interest expense of $0.2 billion; from non – interest income to net interest income. Net charge-offs of $0.9 billion are reclassified from non-interest income to provision for loan losses.
(3)	The Company completed its 2007 restructuring initiative during 2009.

Significant Segment Adjustments That Affect Comparability

On February 27, 2009, the Corporation acquired Chevy Chase Bank, which is included within the Other category due to the short duration from acquisition.

The Company’s total segment results differ from its reported consolidated results because our segment results include the loans underlying one of our securitization trusts that remains unconsolidated after the adoption of the new consolidation accounting standards. See “Note 1 – Significant Accounting Policies” for additional discussion regarding these new standards.

During the first quarter of 2010, the Company deconsolidated certain mortgage trusts which resulted in an increase to non-interest income for Consumer Banking of $127.6 million.

NOTE 5—SECURITIES AVAILABLE FOR SALE

The table below presents the expected maturities, gross unrealized gains and gross unrealized losses on available-for-sale securities, aggregated by category, as of March 31, 2010 and December 31, 2009.

	Expected Maturities
(Dollars in thousands)	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost Totals
March 31, 2010
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$70,293	$319,971	$—	$—	$390,264	$12,832	$—	$377,432
Fannie Mae (“FNMA”)	139,292	69,573	—	—	208,865	7,153	—	201,712
Freddie Mac (“FHLMC”)	103,594	108,094	27,356	—	239,044	12,092	—	226,952
Other GSE and FDIC DGP (“DGP”)	—	1,072	—	—	1,072	76	—	996

Total U.S. Treasury and other U.S. government agency obligations	313,179	498,710	27,356	—	839,245	32,153	—	807,092

Collateralized mortgage obligations (“CMO”)
FNMA	22,618	1,393,732	4,852,567	164,449	6,433,366	136,893	2,797	6,299,270
FHLMC	64,332	1,110,434	3,272,708	—	4,447,474	99,798	1,793	4,349,469
Ginnie Mae (“GNMA”)	24,446	124,255	1,049,031	—	1,197,732	18,773	473	1,179,432
Non GSE	88,564	796,526	385,017	—	1,270,107	6	202,019	1,472,120

Total CMO	199,960	3,424,947	9,559,323	164,449	13,348,679	255,470	207,082	13,300,291

Mortgage backed securities (“MBS”)
FNMA	13,190	3,257,097	4,608,687	638,897	8,517,871	244,996	5,416	8,278,291
FHLMC	148,744	2,665,058	1,562,204	106,884	4,482,890	133,099	8,825	4,358,616
GNMA	11	45,653	1,015,185	—	1,060,849	30,629	255	1,030,475
Other GSE	—	824	—	—	824	1	1	824
Non GSE	—	168,927	353,966	310,410	833,303	350	123,190	956,143

Total MBS	161,945	6,137,559	7,540,042	1,056,191	14,895,737	409,075	137,687	14,624,349

Asset-backed securities (“ABS”)	2,325,306	6,098,839	281,313	—	8,705,458	160,438	4,742	8,549,762
Other	189,670	108,689	16,215	147,324	461,898	13,568	4,678	453,008

Total	$3,190,060	$16,268,744	$17,424,249	$1,367,964	$38,251,017	$870,704	$354,189	$37,734,502

	Expected Maturities
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years	Market Value Totals	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost Totals
December 31, 2009
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	$—	$391,694	$—	$—	$391,694	$12,883	$—	$378,811
FNMA	129,320	106,986	—	—	236,306	8,813	—	227,493
FHLMC	—	212,656	26,995	—	239,651	12,986	269	226,934
Other GSE and FDIC DGP	—	1,055	—	—	1,055	59	—	996

Total U.S. Treasury and other U.S. government agency obligations	129,320	712,391	26,995	—	868,706	34,741	269	834,234

CMO
FNMA	33,594	2,419,448	2,084,777	—	4,537,819	92,895	30,079	4,475,003
FHLMC	83,218	1,654,603	816,492	—	2,554,313	75,372	8,210	2,487,151
GNMA	31,488	184,701	990,974	—	1,207,163	4,409	8,914	1,211,668
Non GSE	95,280	1,233,175	3,069	7,209	1,338,733	—	269,587	1,608,320

Total CMO	243,580	5,491,927	3,895,312	7,209	9,638,028	172,676	316,790	9,782,142

MBS
FNMA	20,313	3,209,823	4,368,517	408,256	8,006,909	255,028	25,517	7,777,398
FHLMC	115,672	2,315,066	1,452,050	232,216	4,115,004	140,367	10,956	3,985,593
GNMA	16	73,747	7,662,008	—	7,735,771	70,992	552	7,665,331
Other GSE	—	832	—	—	832	1	4	835
Non GSE	33,926	600,247	191,492	—	825,665	—	184,927	1,010,592

Total MBS	169,927	6,199,715	13,674,067	640,472	20,684,181	466,388	221,956	20,439,749

ABS	3,003,399	3,907,901	280,306	—	7,191,606	153,588	5,400	7,043,418
Other	165,905	120,051	16,633	144,452	447,041	12,483	4,708	439,266

Total	$3,712,131	$16,431,985	$17,893,313	$792,133	$38,829,562	$839,876	$549,123	$38,538,809

At March 31, 2010 and December 31, 2009, the expected maturities of the Company’s CMO, MBS and ABS and the contractual maturities of the Company’s other debt securities were used to assign the securities into the above maturity groupings. The Company believes that the use of expected maturities aligns with how the securities will actually perform and provides information regarding liquidity needs and potential impacts on portfolio yields. The maturity distribution based solely on contractual maturities as of March 31, 2010 and December 31, 2009 is as follows:

	Contractual Maturities
	March 31, 2010	December 31, 2009
1 Year or Less	$589,203	$380,117
1-5 Years	7,587,911	6,967,403
5-10 Years	2,082,886	1,727,264
Over 10 Years	27,991,017	29,754,778

Market Value Totals	$38,251,017	$38,829,562

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

At March 31, 2010, the portfolio was 90% rated AAA, 4% rated other investment grade (AA to BBB), and 6% non-investment grade or not rated. At December 31, 2009, the portfolio was 90% rated AAA, 5% rated other investment grade (AA to BBB), and 5% non-investment grade or not rated.

As part of our portfolio management and asset liability management activities, the Company sold many of its GNMA MBS securities and replaced them with FNMA and FHLMC CMO securities, adding protection against increases in interest rates.

The following tables show the weighted average yields by investment category for expected maturities as of March 31, 2010 and December 31, 2009.

	Weighted Average Yields
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
March 31, 2010
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	0.81%	2.73%	—%	—%
FNMA	4.44	4.40	—	—
FHMLC	4.67	4.59	3.29	—
Other GSE and FDIC DGP	—	5.44	—	—

Total U.S. Treasury and other U.S. government agency obligations	3.69	3.36	3.29	—

CMO
FNMA	5.02	5.64	4.48	4.32
FHLMC	5.19	5.45	4.54	—
GNMA	4.56	4.56	4.25	—
Non GSE	5.68	5.44	5.88	—

Total CMO	5.34	5.49	4.54	4.32

MBS
FNMA	5.48	4.89	4.79	5.18
FHMLC	5.56	4.26	5.08	5.56
GNMA	6.63	6.21	5.02	—
Other GSE	—	3.44	—	—
Non GSE	—	5.60	6.07	6.04

Total MBS	5.53	4.65	4.95	5.50

ABS	3.25	3.58	4.87	—
Other	2.59	4.21	4.60	0.56

Total	3.43%	4.39%	4.72%	5.38%

	Weighted Average Yields
	1 Year or Less	1–5 Years	5–10 Years	Over 10 Years
December 31, 2009
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury	—%	2.37%	—%	—%
FNMA	4.34	4.51	—	—
FHLMC	—	4.63	3.29	—
Other GSE and FDIC DGP	—	5.44	—	—

Total U.S. Treasury and other U.S. government agency obligations	4.34	3.36	3.29	—

CMO
FNMA	4.99	5.13	4.73	—
FHLMC	5.16	5.25	5.35	—
GNMA	4.57	4.37	4.27	—
Non GSE	5.75	5.58	5.13	6.58

Total CMO	5.31	5.26	4.74	6.58

MBS
FNMA	5.34	4.98	4.95	5.12
FHLMC	5.55	4.32	5.26	5.23
GNMA	6.71	6.17	4.86	—
Other GSE	—	3.44	—	—
Non GSE	5.89	5.95	5.99	—

Total MBS	5.40	5.06	4.91	5.18

ABS	3.36	4.00	4.87	—
Other	2.71	4.19	4.60	0.56

Total	3.56%	4.74%	4.90%	5.04%

The following table shows the fair value of investments and amount of unrealized losses segregated by those investments that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer as of March 31, 2010 and December 31, 2009.

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
U.S. Treasury and other U.S. government agency obligations
FHMLC	$—	$—	$—	$—	$—	$—

Total U.S. Treasury and other U.S. government agency obligations	—	—	—	—	—	—
CMO
FNMA	254,038	1,157	283,405	1,640	537,443	2,797
FHLMC	15,128	32	324,409	1,761	339,537	1,793
GNMA	147,946	449	835	24	148,781	473
Non GSE	124	1	1,232,813	202,018	1,232,937	202,019

Total CMO	417,236	1,639	1,841,462	205,443	2,258,698	207,082

MBS
FNMA	1,203,026	5,399	2,325	17	1,205,351	5,416
FHLMC	276,003	3,134	265,210	5,691	541,213	8,825
GNMA	747	8	10,688	247	11,435	255
Other GSE	—	—	791	1	791	1
Non GSE	—	—	773,105	123,190	773,105	123,190

Total MBS	1,479,776	8,541	1,052,119	129,146	2,531,895	137,687

ABS	643,947	466	48,381	4,276	692,328	4,742
Other	70,442	201	113,231	4,477	183,673	4,678

Total	$2,611,401	$10,847	$3,055,193	$343,342	$5,666,594	$354,189

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
U.S. Treasury and other U.S. government agency obligations
FHMLC	$26,995	$269	$—	$—	$26,995	$269

Total U.S. Treasury and other U.S. government agency obligations	26,995	269	—	—	26,995	269

CMO
FNMA	971,437	25,036	317,058	5,043	1,288,495	30,079
FHMLC	174,575	4,280	369,621	3,930	544,196	8,210
GNMA	1,041,686	8,845	2,833	69	1,044,519	8,914
Non GSE	2,809	326	1,312,949	269,261	1,315,758	269,587

Total CMO	2,190,507	38,487	2,002,461	278,303	4,192,968	316,790

MBS
FNMA	1,928,274	25,476	3,623	41	1,931,897	25,517
FHLMC	391,452	4,550	309,475	6,406	700,927	10,956
GNMA	200,739	305	10,720	247	211,459	552
Other GSE	—	—	798	4	798	4
Non GSE	—	—	810,053	184,927	810,053	184,927

Total MBS	2,520,465	30,331	1,134,669	191,625	3,655,134	221,956

ABS	489,415	957	56,208	4,443	545,623	5,400
Other	30,639	101	114,559	4,607	145,198	4,708

Total	$5,258,021	$70,145	$3,307,897	$478,978	$8,565,918	$549,123

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

When impairment is deemed other-than-temporary, but the Company does not intend to sell the security nor does it expect it will be required to sell before anticipated recovery, only the amount of total other-than-temporary impairment related to credit is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. Based on the evaluation described below, the Company recognized total other-than-temporary impairment of $26.8 million through earnings for the three months ended March 31, 2010, consisting of $8.6 million related to credit and the full unrealized loss of $18.3 million for those positions we intend to sell. For these impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income, excluding the full unrealized loss for those positions we intend to sell, was $149.9 million (net of income tax was $96.6 million) as of March 31, 2010. Prior to the adoption of the revised accounting guidance for assessing other-than-temporary impairment in the second quarter of 2009, when impairment was deemed other-than-temporary, an impairment loss was recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value. As a result, the Company recognized $0.4 million of other-than-temporary impairment charges through earnings for the three months ended March 31, 2009. See “Note 1 – Significant Accounting Policies” on the 2009 Form 10-K for a discussion of the key assumptions used to measure the credit-related component of securities deemed to be other-than-temporarily impaired.

Cumulative other-than-temporary impairment related to credit losses recognized in earnings for available-for-sale securities is as follows:

OTTI credit losses recognized for AFS debt securities	Beginning balance of OTTI credit losses recognized for securities held at the beginning of the period for which a portion of OTTI was recognized in OCI	Additions for the amount related to credit losses for which an OTTI was previously recognized	Additions for the amount related to credit losses for which OTTI was not previously recognized	Reductions for securities intended to be sold	Ending balance of the amount related to credit losses on securities held at the end of the period for which a portion of OTTI was recognized in OCI
Three months ended March 31, 2010
CMO	$15,159	$3,545	$817	$(3,377)	$16,184
MBS	15,612	3,834	346	(2,835)	16,957
Other-Home equity	817	—	—	—	817

Total	$31,588	$7,379	$1,163	$(6,212)	$33,918

The Company recognized an additional $18.3 million of other-than-temporary impairment on two securities it intends to sell in the second quarter. For these two securities, the entire remaining unrealized loss as of March 31, 2010 has been recognized through earnings.

Collateralized Mortgage Obligations The Company’s portfolio includes investments in GSE collateralized mortgage obligations and prime non-agency collateralized mortgage obligations. The unrealized losses on the Company’s investment in collateralized mortgage obligations were primarily caused by credit spreads and interest rates that are higher than levels existing at the date of purchase. As of March 31, 2010 1% are rated AAA, 19 % are rated other investment grade and 80 % are non-investment grade or not rated. As of December 31, 2009, the majority of the unrealized losses in this category are due to prime non-agency collateralized mortgage obligations, of which 2% are rated AAA, 24% are rated other investment grade and 74% are non-investment grade or not rated. These investments represent only 4% of the Company’s total available-for-sale portfolio at both March 31, 2010 and December 31, 2009.

The Company recognized credit-related other-than-temporary impairment of $4.4 million through earnings for the three months ended March 31, 2010, for six prime non-agency collateralized mortgage obligations. For impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income was $80.3 million (net of tax was $51.8 million) as of March 31, 2010. The credit-related impairment was calculated based on internal forecasts using security specific delinquencies, product specific delinquency roll rates and expected severities, using industry standard third party modeling tools. The significant key assumptions used to measure the credit-related component of securities deemed to be other-than-temporarily impaired during the three months ended March 31, 2010 and December 31, 2009 are as follows: a weighted average credit default rate of 8.54% and 6.76%, respectively, and a weighted average expected severity of 52% and 51%, respectively.

Based on its view of each prime non-agency security’s current credit performance along with the sufficiency of subordination to protect cash flows , the implicit U.S. government guarantee of FNMA/FHLMC securities and the explicit U.S. government guarantee of GNMA securities, the Company expects to recover the entire amortized cost basis of its remaining collateralized mortgage obligations. Furthermore, since the Company does not have the intent to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining collateralized mortgage obligations in unrealized loss positions to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009.

Mortgage-Backed Securities The Company’s portfolio includes investments in GSE mortgage-backed securities and prime non-agency mortgage-backed securities. The unrealized losses on the Company’s investment in mortgage-backed securities were primarily caused by credit spreads and interest rates that are higher than levels existing at the date of purchase. As of March 31, 2010, the majority of unrealized losses are due to prime non-agency mortgage-backed securities of which 3% are rated AAA, 6% are rated other investment grade and 91% are non-investment grade or not rated. As of December 31, 2009, 4% are rated AAA, 7% are rated other investment grade and 89% are non-investment grade or not rated. These investments represent only 3% of the Company’s total available-for-sale portfolio at both March 31, 2010 and December 31, 2009.

The Company recognized credit-related other-than-temporary impairment of $4.2 million through earnings for the three months ended March 31, 2010, for six prime non-agency mortgage-backed securities. For impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income was $69.2 million (net of tax was $44.5 million) as of March 31, 2010. The credit-related impairment was calculated based on internal forecasts using security specific delinquencies, product specific delinquency roll rates and expected severities, using industry standard third party modeling tools. The significant key assumptions used to measure the credit-related component of securities deemed to be other-than-temporary impaired during the three months ended March 31, 2010 and December 31, 2009, are as follows: a weighted average credit default rate of 7.81% and 8.19%, respectively, and a weighted average expected severity of 45% and 47%, respectively.

Based on its view of each prime non-agency security’s current credit performance, the sufficiency of subordination to protect cash flows, the implicit U.S. government guarantee of FNMA/FHLMC securities, and the explicit U.S. government guarantee of GNMA securities, the Company expects to recover the entire amortized cost basis of its remaining mortgage-backed securities. Furthermore, since the Company does has not decided to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining mortgage-backed securities in unrealized loss positions to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009.

Asset-Backed Securities This category is comprised of investments backed by credit card, auto, dealer floor plan inventory, equipment and student loans; commercial mortgage-backed loans; and minor investments backed by home equity lines of credit. The unrealized losses on the Company’s investments in asset-backed securities were primarily caused by credit spreads and interest rates that are higher than those at the date of purchase. As of March 31, 2010, the portfolio is 88.1% rated AAA and is comprised of 76.1% credit card, 9.3% auto, 8.2% student loans, 4.8% dealer floor securities, 1.4% equipment-backed securities and 0.2% home equity lines of credit. As of December 31, 2009, the portfolio is 84.2% rated AAA and is comprised of 76.3% credit card, 14.0% auto, 6.9% student consumer loans, 1.7% dealer floor securities, 0.8% equipment-backed securities and 0.3% home equity lines of credit.

The Company recognized no credit-related other-than-temporary impairment through earnings for the three months ended March 31, 2010. For impaired securities, unrealized losses not related to credit and therefore recognized in other comprehensive income was $0.4 million (net of tax was $0.3 million) as of March 31, 2010. Cumulative-to-date other-than-temporary impairment losses total $0.8 million for thirteen prime non-agency mortgage-backed securities. The Company recognized $0.4 million in other-than-temporary impairment through earnings for the three months ended March 31, 2009.

Based on its view of each security’s current credit performance along with the sufficiency of subordination to protect cash flows, the Company expects to recover the entire amortized cost basis of its remaining asset-backed securities. Furthermore, since the Company has not decided to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of its remaining asset-backed securities in unrealized loss positions to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009.

Other This category consists primarily of municipal securities and limited investments in equity securities, primarily related to CRA activities. The unrealized losses on the Company’s investments in these other securities were primarily caused by credit spreads and interest rates that are higher than levels existing at the date of purchase. As of March 31, 2010, the Company expects to recover the entire amortized cost basis of the securities in this category. Furthermore, since the Company has not made a decision to sell nor will it more likely than not be required to sell before anticipated recovery, it does not consider any of the remaining investments in unrealized loss positions to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009.

Gross realized gains on sales and calls of securities were $93.8 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively. Gross realized losses on sales and calls of securities were zero and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Tax expense on net realized gains was $33.3 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

The Company’s sale of securities resulted in the reclassification of $66.1 million and $(6.4) million of net gains/(losses) after tax from accumulated other comprehensive income into earnings, for the three months ended March 31, 2010 and 2009, respectively.

Securities available-for-sale included pledged securities of $11.4 billion and $11.9 billion at March 31, 2010 and at December 31, 2009, respectively.

NOTE 6—LOANS HELD FOR INVESTMENT, ALLOWANCE FOR LOAN AND LEASE LOSSES AND UNFUNDED LENDING COMMITMENTS

The composition of the loans held for investment portfolio (including loans restricted for securitization investors) was as follows:

	March 31, 2010	December 31, 2009
Consumer loans:
Credit cards
Domestic	$50,092,848	$13,373,383
International	7,548,484	2,229,321

Total credit cards	57,641,332	15,602,704
Installment loans
Domestic	5,984,402	6,693,165
International	29,626	43,890

Total installment loans	6,014,028	6,737,055
Auto loans	17,446,430	18,186,064
Mortgage loans	13,966,471	14,893,187
Retail Banking	4,969,775	5,135,242

Total consumer loans	100,038,036	60,554,252
Commercial loans
Commercial and multi family real estate	13,617,900	13,843,158
Middle Market	10,310,156	10,061,819
Specialty Lending	3,618,987	3,554,563
Small ticket commercial real estate	2,065,095	2,153,510

Total Commercial loans	29,612,138	29,613,050
Other loans	464,347	451,697

Total loans held for investment	$130,114,521	$90,618,999

Of the $130.1 billion and $90.6 billion in the loans held for investment portfolio, $57.5 billion and $15.5 billion relate to restricted loans for securitization investors as of March 31, 2010 and December 31, 2009, respectively.

Loans totaling approximately $2.0 billion and $2.3 billion, representing amounts which were greater than 90 days past due, were included in the Company’s reported loan portfolio as of March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010 and December 31, 2009, the Company had $1.4 billion and $1.3 billion, respectively, in non-performing loans.

Loans that were considered individually impaired at March 31, 2010 and December 31, 2009 were $808.3 million and $787.8 million, respectively. The Company had a corresponding specific allowance for loan and lease losses of $155.8 million and $114.9 million at March 31, 2010 and December 31, 2009, respectively, relating to individually impaired loans of $415.2 million and $385.6 million at March 31, 2010 and December 31, 2009, respectively. The average balance of individually impaired loans was $773.4 million and $527.6 million for the three months ended March 31, 2010 and 2009, respectively. Interest income recognized during the three months ended March 31, 2010 and 2009 related to individually impaired loans was not material.

Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses:

	Three Months Ended
	March 31, 2010		March 31, 2009
Balance at beginning of year	$4,127,395		$4,523,960
Consolidation impact of securitization trusts	4,263,383		—

Adjusted balance at the beginning of the period	8,390,778		4,523,960
Provision for loan and lease losses	1,478,200		1,279,137
Other	(99,450	) (1)	(17,279)
Charge-offs	(2,418,545	) (2)	(1,323,181)
Principal recoveries	400,762	(2)	185,394

Net charge-offs	(2,017,783)		(1,137,787)

Balance at March 31	$7,751,745		$4,648,031

(1)	In conjunction with the deconsolidation on March 10, 2010 certain option arm mortgage loan trusts, originated by Chevy Chase Bank the Company released $73.2 million of allowance recorded upon the initial consolidation.
(2)	Includes charge-offs and recoveries for newly consolidated loans related to trusts previously accounted for as off-balance sheet arrangements.

The Company’s acquired loans from the Chevy Chase Bank acquisition were initially recorded at fair value and no separate allowance for loan and lease losses is recorded for these loans as long as the loans perform as initially expected. Charge-offs of $98.5 million and $20.9 million at March 31, 2010 and 2009, respectively, were applied against the non-accretable difference established at acquisition. See “Note 2- Loans Acquired in a Transfer” for a more detailed discussion.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities.

As of March 31, 2010 and December 31, 2009, the Company had $154.1 billion and $154.9 billion, respectively, of unused credit card lines. While this amount represented the total unused available credit card lines, the Company has not experienced, and does not anticipate, that all of its customers will exercise their entire available line at any given point in time.

In addition to available unused credit card lines, the Company enters into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future requirements. The Company maintains a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $12.6 billion and $12.0 billion as of March 31, 2010 and December 31, 2009, respectively. A reserve of $123.6 million and $118.6 million has been established as of March 31, 2010 and December 31, 2009, respectively.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair Value Measurements and Disclosures requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

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

The Fair Value Option for Financial Assets and Liabilities allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material Fair Value Option for Financial Assets and Liabilities elections as of the end of the first quarter 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2010
	Fair Value Measurements Using (2)			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale
U.S. Treasury and other U.S. Gov’t agency	$390,264	$448,981	$—	$839,245
Collateralized mortgage obligations	—	12,574,412	774,267	13,348,679
Mortgage-backed securities	—	14,524,896	370,841	14,895,737
Asset-backed securities	—	8,622,539	82,919	8,705,458
Other	87,992	348,020	25,886	461,898

Total securities available for sale	$478,256	$36,518,848	$1,253,913	$38,251,017
Other assets
Mortgage servicing rights	—	—	230,428	230,428
Derivative receivables(1) (2)	1,137	1,042,683	38,089	1,081,909
Retained interests in securitization	—	—	195,520	195,520

Total Assets	$479,393	$37,561,531	$1,717,950	$39,758,874

Liabilities
Other liabilities
Derivative payables(1)	$4,417	$432,466	$34,726	$471,609

Total Liabilities	$4,417	$432,466	$34,726	$471,609

	December 31, 2009
	Fair Value Measurements Using (2)			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Securities available for sale
U.S. Treasury and other U.S. Gov’t agency	$391,694	$477,012	$—	$868,706
Collateralized mortgage obligations	—	8,656,133	981,895	9,638,028
Mortgage-backed securities	—	20,198,146	486,035	20,684,181
Asset-backed securities	—	7,178,495	13,111	7,191,606
Other	72,774	348,776	25,491	447,041

Total securities available for sale	$464,468	$36,858,562	$1,506,532	$38,829,562
Other assets
Mortgage servicing rights	—	—	239,651	239,651
Derivative receivables(1)(2)	3,622	625,059	440,592	1,069,273
Retained interests in securitizations	—	—	3,944,540	3,944,540

Total Assets	$468,090	$37,483,621	$6,131,315	$44,083,026

Liabilities
Other liabilities
Derivative payables(1)	$8,189	$366,010	$32,934	$407,132

Total Liabilities	$8,189	$366,010	$32,934	$407,132

(1)	The Company does not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. The Company also does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

(2)	The above table does not reflect $13.3 million and $3.5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2010 and December 31, 2009, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions.

During the first quarter of 2010, the Company had minimal movements between Levels 1 and 2. In connection with the adoption of the new consolidation accounting standards on January 1, 2010, Retained Interests in Securitizations, which were considered a Level 3 security, were reclassified to loans held for investment when the underlying trusts were consolidated.

Level 3 Instruments Only

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among pricing sources. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010.

	For the Three Months Ended March 31, 2010
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, December 31, 2009	$1,506,532	$239,651	$440,592	$3,944,540	$32,934
Total realized and unrealized gains (losses):
Included in earnings	(3)	(2,425)	(1,423)	2,893	1,753
Included in other comprehensive income	(20,447)	—	—	277	—
Purchases, issuances and settlements, net	60,914	(6,798)	415	(1,214)	39
Impact of adoption of consolidation standards	—	—	(401,424)	(3,750,976)	—
Transfers in to Level 3(4)	314,673	—	—	—	—
Transfers out of Level 3 (4)	(607,756)	—	(71)	—	—

Balance, March 31, 2010	$1,253,913	$230,428	$38,089	$195,520	$34,726

Change in unrealized gains (losses) included in earnings related to financial instruments held at March 31, 2010	$(3)	$(2,425)	$(1,423)	$2,850	$1,753

	For the Three Months Ended March 31, 2010
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, December 31, 2009	$—	$981,895	$486,035	$13,111	$25,491	$1,506,532
Total realized and unrealized gains (losses):
Included in earnings	—	(3)	—	—	—	(3)
Included in other comprehensive income	—	(22,521)	2,266	(192)	—	(20,447)
Purchases, issuances and settlements, net	—	(9,481)	—	70,000	395	60,914
Transfers in to Level 3 (4)	—	113,026	201,647	—	—	314,673
Transfers out of Level 3 (4)	—	(288,649)	(319,107)	—	—	(607,756)

Balance, March 31, 2010	$—	$774,267	$370,841	$82,919	$25,886	$1,253,913

Change in unrealized gains (losses) included in earnings related to financial instruments held at March 31, 2010	$—	$(3)	$—	$—	$—	$(3)

	For the Three Months Ended March 31, 2009
	Securities Available for Sale (5)	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, December 31, 2008	$2,380,261	$150,544	$59,895	$1,470,385	$60,672
Total realized and unrealized gains (losses):
Included in earnings	—	2,656	(5,870)	(101,127)	(5,898)
Included in other comprehensive income	(111,472)	—	—	22,898	—
Purchases, issuances and settlements, net	61,938	105,463	600,121	793,550	(395)
Transfers in/(out) of Level 3	(19,867)	—	—	—	—

Balance, March 31, 2009	$2,310,860	$258,663	$654,146	$2,185,706	$54,379

Change in unrealized gains (losses) included in earnings related to financial instruments held at March 31, 2009	$—	$2,656	$(5,870)	$(25,696)	$(5,898)

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
(2)	An end of quarter convention is used to measure derivative activity, resulting in end of quarter values being reflected as purchases, issuances and settlements for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income.
(3)	An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.
(4)	The transfer out of Level 3 for the first quarter of 2010 was driven by a combination of greater consistency amongst multiple pricing sources and the on-going run-off of non-agency MBS. The transfers into Level 3 were driven by the overall tightening in the differences amongst vendor pricing on non-agency MBS, which were caused by individual instances where either the differences amongst vendor pricing were too great or there were an inadequate number of vendors providing pricing for corroboration. This resulted in transfers in a number of securities being moved from Level 2 to Level 3, but the trend has most of the non-agency movement going from Level 3 to Level 2.
(5)	Securities available for sale were not broken-out by security type as of March 31, 2009, as the fair value and disclosure requirements under ASC 820-10 are applied prospectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet at March 31, 2010 and December 31, 2009, the following table provides the fair value measures by level of valuation assumptions used and the amount of fair value adjustments recorded in earnings for those assets. Fair value adjustments for loans held for sale, foreclosed assets, and other assets are recorded in other non-interest expense, and fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

	March 31, 2010
	Fair Value Measurements Using			Assets at Fair Value	Total Losses
	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$245,548	$—	$245,548	$4,507
Loans held for investment	—	22,562	268,421	290,983	124,212
Foreclosed assets(1)	—	188,629	—	188,629	10,508
Other	—	17,710	—	17,710	(1,660)

Total	$—	$474,449	$268,421	$742,870	$137,567

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value	Total Losses
	Level 1	Level 2	Level 3
Assets
Loans held for sale	$—	$266,240	$—	$266,240	$15,433
Loans held for investment	—	39,367	231,375	270,742	114,869
Foreclosed assets(1)	—	197,386	—	197,386	26,211
Other	—	31,310	—	31,310	(3,866)

Total	$—	$534,303	$231,375	$765,678	$152,647

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value(1)
Financial Assets
Cash and cash equivalents	$7,498,366	$7,498,366	$8,684,624	$8,684,624
Restricted cash for securitization investors	3,286,002	3,286,002	501,113	501,113
Securities available for sale	38,251,017	38,251,017	38,829,562	38,829,562
Securities held to maturity	—	—	80,577	80,577
Loans held for sale	247,445	247,445	268,307	268,307
Net loans held for investment	122,362,776	125,411,837	86,491,604	86,158,212
Interest receivable	1,134,751	1,134,751	936,146	936,146
Accounts receivable from securitization	205,960	205,960	7,128,484	7,128,484
Derivatives	1,081,909	1,081,909	1,069,273	1,069,273
Mortgage servicing rights	230,428	230,428	239,651	239,651
Financial Liabilities
Non-interest bearing deposits	$13,773,082	$13,773,082	$13,438,659	$13,438,659
Interest-bearing deposits	104,013,477	104,266,826	102,370,437	102,616,339
Senior and subordinated notes	9,134,292	9,366,312	9,045,470	9,156,030
Securitized debt obligations	37,829,527	37,550,759	3,953,492	3,890,305
Other borrowings	5,708,279	5,601,863	8,014,969	7,832,740
Interest payable	521,875	521,875	509,105	509,105
Derivatives	471,609	471,609	407,132	407,132

(1)	Certain prior period amounts have been revised to conform to current presentation.

The following describes the valuation techniques used in estimating the fair value of the Company’s financial instruments as of March 31, 2010 and December 31, 2009. The Company applied the provisions of Fair Value Measurements and Disclosures, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Restricted cash for securitization investors

The carrying amounts of restricted cash for securitization investors approximate their fair value.

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

Securities available for sale

Quoted prices in active markets are used to measure the fair value of U.S. Treasury securities. For other investment categories, the Company utilizes multiple third party pricing services to obtain fair value measures for the large majority of its securities. A pricing service may be considered as the primary pricing provider for certain types of securities, and the designation of the primary pricing provider may vary depending on the type of securities. The determination of the primary pricing provider is based on the Company’s experience and validation benchmark of the pricing service’s performance in terms of providing fair value measurement for the various types of securities.

Certain securities available for sale are classified as Level 2 and 3, the majority of which are collateralized mortgage obligations and mortgage backed securities. Classification indicates that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings, and losses. The techniques used by the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes information such as trader/dealer input, credit spreads, forward curves, and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications may apply available information through processes such as benchmarking curves, like securities, sector groupings, and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.

The Company validates the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results, and other internal sources. Pricing variances among different pricing sources are analyzed and validated.

As of March 31, 2010, we saw significant improvements in the market value of our portfolio holdings driven by stabilization of the financial markets and reduced risk premiums as compared to 2009. The decrease in the amount of Level 3 securities reflected continued run-off of the securities, the liquidation of the Company’s CMBS and MBS securities, and improvement in pricing consistency.

Loans held for sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of March 31, 2010 and December 31, 2009 approximate fair value.

Loans held for investment, net

The fair values of credit card loans, installment loans, auto loans, mortgage loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount at March 31, 2010 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our primarily in our credit card and auto portfolios. The most significant discounts to carrying amount were seen in the Company’s commercial and mortgage portfolios.

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

Accounts receivable from securitizations

Accounts receivable from securitizations include the interest-only strip, retained notes accrued interest receivable, cash reserve accounts and cash spread accounts for those securitization structures achieving off- balance sheet treatment. Refer to “Note 13 – Securitizations” for discussion regarding the adoption of the new accounting consolidation standards on January 1, 2010. The Company uses a valuation model that calculates the present value of estimated future cash flows. The model incorporates the Company’s own estimates of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, discount rates including adjustments for liquidity, and contractual interest and fees. Other retained interests related to securitizations are carried at cost, which approximates fair value. The valuation technique for these securities is discussed in more detail in “Note 13- Securitizations”.

Derivative assets

Most of the Company’s derivatives are not exchange traded, but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates are classified as Level 2. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. These derivatives are included in other assets on the balance sheet.

The Company validates the pricing obtained from the internal models through comparison of pricing to additional sources, including external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated.

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment spreads, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. The Company records MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in “Note 10- Mortgage Servicing Rights”.

Financial liabilities

Interest bearing deposits

The fair value of other interest-bearing deposits was determined based on discounted expected cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

Non-interest bearing deposits

The carrying amount approximates fair value.

Senior and subordinated notes

The Company engages third party pricing services in order to estimate the fair value of senior and subordinated notes. The pricing service utilizes a pricing model that incorporates available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models.

Securitized debt obligations

The fair value for the majority of our securitized debt obligations was based on third party pricing services. The methodology used by these pricing services was the same as the methodology used to determine the fair value of senior and subordinated notes, which is described below. The Company used internal pricing models, discounted cash flow models or similar techniques to estimate the fair value of certain securitization trusts where third party pricing was not provided.

Other borrowings

The carrying amount of federal funds purchased and resale agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of junior subordinated debentures was estimated using the same methodology as described for senior and subordinated notes below. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer. The decrease in fair value of other borrowings below carrying values at March 31, 2010 was primarily due to interest rate spreads across the industry and the discounts in secondary trading activity exhibited in the junior subordinated debentures during the first quarter of 2010.

Interest payable

The carrying amount approximates the fair value of this liability due to its relatively short-term nature.

Derivative liabilities

Most of the Company’s derivatives are not exchange traded, but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates are classified as Level 2. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. These derivatives are included in other liabilities on the balance sheet.

The Company validates the pricing obtained from the internal models through comparison of pricing to additional sources, including external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated.

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding at March 31, 2010 and December 31, 2009 that have been issued since January 1, 2003, are $2.8 million and $3.1 million, respectively, and was included in other liabilities. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At March 31, 2010 and December 31, 2009 there was no material unrealized appreciation or depreciation on these financial instruments.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill balance for quarter ended as March 31, 2010 was $13.6 billion; the decrease of $7.0 million from December 31, 2009 was primarily attributed to foreign currency translation adjustments. The goodwill is allocated to the Company’s Credit Card, Commercial Banking and Consumer Banking segments and is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the quarter ended March 31, 2010.

The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships.

The following table summarizes the Company’s intangible assets subject to amortization.

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,561,920	$(765,243)	$796,677	7.7 years
Lease intangibles	53,992	(24,258)	29,734	22.5 years
Trust intangibles	10,500	(4,480)	6,020	13.7 years
Other intangibles	35,148	(18,511)	16,637	3.0 years

Total	$1,661,560	$(812,492)	$849,068

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,561,920	$(713,119)	$848,801	8.0 years
Lease intangibles	53,992	(22,845)	31,147	22.7 years
Trust intangibles	10,500	(4,256)	6,244	13.9 years
Other intangibles	35,148	(15,414)	19,734	3.2 years

Total	$1,661,560	$(755,634)	$905,926

Intangibles are amortized on an accelerated basis using the sum of digits methodology over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense for intangibles of $56.9 million and $52.4 million, is recorded to non-interest expense for the three months ended March 31, 2010 and March 31, 2009, respectively. The weighted average amortization period for all purchase accounting intangibles is 8.2 years.

The following table summarizes the Company’s estimated future amortization expense for intangible assets as of March 31, 2010:

Current Period Amortization Amount
Three months ended March 31, 2010	$56,858

Estimated Future Amortization Amounts
2010 (remaining nine months)	$158,392
2011	183,188
2012	150,731
2013	121,790
2014	93,791
2015	67,136
Thereafter	74,040

Total	$849,068

NOTE 9—DEPOSITS AND BORROWINGS

Borrowings as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Deposits
Non-interest bearing deposits	$13,773,082	$13,438,659
Interest-bearing deposits (1)	104,013,477	102,370,437

Total deposits	$117,786,559	$115,809,096

Securitized debt obligations(2)
Fixed, interest rates ranging from 3.20% to 6.40%, due 2010 to 2011	$10,198,742	$994,580
Variable, interest rates ranging from 0.22% to 4.74% due 2010 to 2033	27,630,785	2,958,912

Total securitized debt obligations	$37,829,527	$3,953,492

Senior and subordinated notes
Bank notes:
5.75% Senior Fixed Notes par value of $516,722 due 2010	$516,706	$516,696
5.125% Senior Fixed Notes par value of $274,696 due 2014	274,567	274,560
9.25% Subordinated Fixed Notes par value of $150,000 due 2010	152,913	154,319
6.50% Subordinated Fixed Notes par value of $500,000 due 2013	499,412	499,383
8.80% Subordinated Fixed Notes par value of $1,500,000 due 2019	1,499,444	1,499,452
Fair value hedge-related basis adjustments	81,476	52,667
Corporation notes:
5.70% Senior Fixed Notes par value of $854,451 due 2011	854,316	854,288
4.80% Senior Fixed Notes par value of $282,335 due 2012	282,016	281,975
6.25% Senior Fixed Notes par value of $277,665 due 2013	277,084	277,049
7.375% Senior Fixed Notes par value of $1,000,000 due 2014	995,745	995,548
5.50% Senior Fixed Notes par value of $375,005 due 2015	374,797	374,790
5.25% Senior Fixed Notes par value of $226,290 due 2017	225,793	225,777
6.75% Senior Fixed Notes par value of $1,341,045 due 2017	1,337,975	1,337,849
5.875% Subordinated Fixed Notes par value of $350,000 due 2012	354,648	355,108
5.35% Subordinated Fixed Notes par value of $100,000 due 2014	98,718	98,646
6.15% Subordinated Fixed Notes par value of $1,000,000 due 2016	997,775	997,689
Fair value hedge-related basis adjustments	310,907	249,674

Total senior and subordinated notes	$9,134,292	$9,045,470

Other borrowings
Junior subordinated debentures
8.00% Subordinated Fixed Notes par value of $103,093 due 2027	$108,738	$108,789
8.17% Subordinated Fixed Notes par value of $46,547 due 2028	49,547	49,564
3.339% Subordinated Floating Notes par value of $10,310 due 2033 (3)	10,843	10,843
7.686% Subordinated Fixed Notes par value of $651,000 due 2036	650,962	650,962
6.745% Subordinated Fixed Notes par value of $500,010 due 2037	499,991	499,991
10.25% Subordinated Fixed Notes par value of $1,000,010 due 2039	988,337	988,291
8.875% Subordinated Fixed Notes par value of $1,000,010 due 2040	986,917	986,881
7.50% Subordinated Fixed Notes par value of $346,000 due 2066	346,000	346,000
Unamortized fees	2,508	(972)

Total junior subordinated debentures	$3,643,843	$3,640,349
FHLB advances (4)
Fixed, interest rates ranging from 2.68% to 7.64%, due 2010 to 2023	$299,722	$2,308,460
Variable, interest rate of 0.32% due 2014	925,000	925,000

Total FHLB advances	$1,224,722	$3,233,460
Federal funds purchased and repurchase agreements due 2010 (5)	$839,833	$1,140,103
Other short-term borrowings	$(119)	$1,057

Total other borrowings	$5,708,279	$8,014,969

(1)	Interest bearing deposits have a weighted average rate of 1.53% and 2.04% at March 31, 2010 and December 31, 2009, respectively.
(2)	Securitized debt obligations have a weighted average rate of 1.99% and 2.37% at March 31, 2010 and December 31, 2009, respectively.
(3)	Floating rate junior subordinated notes have a weighted average rate of 3.339 % and 3.301% at March 31, 2010 and December 31, 2009, respectively.
(4)	FHLB advances have a weighted average rate 0.32 % and 0.32% at March 31, 2010 and December 31, 2009, respectively.
(5)	Federal funds purchased have a weighted average rate of 0.09% and 0.11% at March 31, 2010 and December 31, 2009, respectively.

Deposits

Interest-Bearing Deposits

As of March 31, 2010, the Company had $104.0 billion in interest-bearing deposits of which $8.2 billion represents large denomination certificates of $100,000 or more. As of December 31, 2009, the Company had $102.4 billion in interest-bearing deposits of which $8.8 billion represents large denomination certificates of $100,000 or more.

Corporation Shelf Registration Statement

As of March 31, 2010, the Corporation had an effective shelf registration statement under which the Corporation may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that the Corporation may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing and is effective through May 2012.

Securitized Debt Obligations

Upon adoption of the new consolidation guidance on January 1, 2010, the Company consolidated all of its credit card securitization trusts and all but one installment loan program which resulted in an increase of $44.3 billion in securitized debt obligations. The balance as of March 31, 2010 consists of $34.7 billion in credit card and installment loan securitized debt obligations and $3.1 billion in auto securitized debt obligations.

The Company issues securitizations in which it transfers pools of credit card receivables, installment loans and auto loans to various trusts. These securitizations are accounted for as secured borrowings at March 31, 2010. Principal payments on the borrowings are based on principal collections and finance charge and fee collections reclassified to cover losses on the transferred loans. The secured borrowings accrue interest at either fixed or variable rates and mature between April 2010 and July 2025, but may mature earlier or later, depending upon the repayment of the underlying loans. At March 31, 2010 and December 31, 2009, $37.8 billion and $4.0 billion, respectively, of the securitized debt obligations were outstanding. The Company continues to service the receivables in the trusts and it retains certain other interests in the trusts, including retained notes, which are eliminated upon consolidation and cash collateral accounts and cash reserve accounts, which are presented as restricted cash. See “Note 13- Securitizations” for further discussion of secured borrowings.

Secured borrowings also include tender option bonds of $32.4 million and $33.1 million at March 31, 2010 and December 31, 2009, respectively.

Borrowings

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $1.3 billion outstanding at March 31, 2010 and December 31, 2009, respectively.

The Company issued senior and subordinated notes that as of March 31, 2010 and December 31, 2009, had an outstanding balance of $9.1 billion and $9.0 billion, respectively. The outstanding balance of senior and subordinated bank notes include a fair value adjustments of $392.4 million and $302.3 million related to fair value accounting hedges at March 31, 2010 and December 31, 2009, respectively. See “Note 12- Derivative Instruments and Hedging Instruments” for a further discussion of fair value interest rate hedges. The weighted average stated rate included in the table above is before the impact of these interest rate derivatives.

Other Borrowings

Junior Subordinated Debentures

At March 31, 2010 and December 31, 2009, the Company had junior subordinated debentures outstanding of $3.6 billion, respectively.

For the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, no junior subordinated debentures were called or matured.

FHLB Advances

The Company utilizes FHLB advances which are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB advances outstanding were $1.2 billion and $3.2 billion at March 31, 2010 and December 31, 2009, respectively, and include fixed and variable rate advances. FHLB stock totaled $230.3 million and $264.1 million at March 31, 2010 and December 31, 2009, respectively, and is included in other assets.

NOTE 10—SHAREHOLDERS’ EQUITY, OTHER COMPREHENSIVE INCOME AND EARNINGS PER COMMON SHARE

Preferred Shares

On November 14, 2008, the Company entered into an agreement (the “Securities Purchase Agreement”) to issue 3,555,199 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $0.01 per share (the “Series A Preferred Stock”), to the United States Department of the Treasury (“U.S. Treasury”) as part of the Company’s participation in the Capital Purchase Program (“CPP”), having a liquidation amount per share equal to $1,000. The Series A Preferred Stock paid cumulative dividend at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. In addition, the Company issued a warrant (the “Warrants”) to purchase 12,657,960 of the Company’s common shares to the U.S. Treasury as part of the Securities Purchase Agreement. The Warrant has an exercise price of $42.13 per share and expires ten years from the issuance date.

In 2009, the Company repurchased all 3,555,199 preferred shares at par, under the TARP Capital Purchase Program for approximately $3.57 billion including accrued dividends. With the repurchase, the remaining accretion of the discount of $461.7 million was accelerated and treated as dividend which reduced income available to common shares. On December 9, 2009, the warrants were sold by the U.S. Treasury for $11.75 per warrant. The sale by the U.S. Treasury had no impact on the Company’s equity and the warrants remain outstanding and are included in paid in capital.

Common Shares

Secondary Equity Offering

On May 11, 2009, the company raised $1.5 billion through the issuance of 56,000,000 shares of common stock at $27.75 per share.

Accumulated Other Comprehensive Income

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $144.9 million and $ 66.8 million as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Net unrealized gains on securities(1)	$334,597	$199,627
Net unrecognized elements of defined benefit plans	(29,655)	(29,297)
Foreign currency translation adjustments	(83,232)	(26,398)
Unrealized (losses) gains on cash flow hedging instruments	(45,709)	(60,117)
Initial application of the measurement date provisions of ASC 715-30/FAS 158	(1,161)	(1,161)
Initial application from adoption of consolidation standards	(15,924)	—

Total accumulated other comprehensive income	$158,916	$82,654

(1)

Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $149.9 million (net of income tax was $96.6 million) and $181.3 million (net of income tax was $116.8 million) was reported in accumulative other comprehensive income as of March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010 and 2009, the Company reclassified $20.4 million, and $45.8 million, respectively, of net gains, after tax, on derivative instruments from accumulated other comprehensive income into earnings.

During the three months ended March 31, 2010 and 2009, the Company reclassified $66.1 million and $50.0 million, respectively, of net gains (losses) on sales of securities, after tax, from accumulated other comprehensive income into earnings.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31
(Shares in Thousands)	2010	2009
Numerator:
Income (loss) from continuing operations, net of tax	$719,451	$(83,104)
Loss from discontinued operations, net of tax	(83,188)	(24,958)

Net income (loss)	$636,263	$(108,062)

Preferred stock dividends and accretion of discount	—	$(64,190)

Net income (loss) available to common shareholders	$636,263	$(172,252)

Denominator:
Denominator for basic earnings per share-weighted-average shares	451,044	390,456
Effect of dilutive securities (1) :
Stock options	1,209	—
Contingently issuable shares	—	—
Restricted stock and units	3,150	—
Dilutive potential common shares	4,359	—

Denominator for diluted earnings per share-adjusted weighted-average shares	455,403	390,456
Basic earnings per share
Income (loss) from continuing operations	$1.59	$(0.38)
Loss from discontinued operations	(0.18)	(0.06)

Net income (loss)	$1.41	$(0.44)

Diluted earnings per share
Income (loss) from continuing operations	$1.58	$(0.38)
Loss from discontinued operations	(0.18)	(0.06)

Net income (loss)	$1.40	$(0.44)

(1)	Excluded from the computation of diluted earnings per share were 30.7 million and 39.2 million, respectively of awards, options or warrants, for the three months ended March 31, 2010 and 2009, respectively, because their inclusion would be antidilutive.

NOTE 11—MORTGAGE SERVICING RIGHTS (MSR)

MSRs are recognized at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. MSRs are recorded at fair value and changes in fair value in current period earnings as a component of mortgage servicing and other income. The Company may enter into derivatives to economically hedge changes in fair value of MSRs. The Company has no other loss exposure on MSRs in excess of the recorded fair value.

The Company continues to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements.

The following table sets forth the changes in the fair value of mortgage servicing rights during the three months ended March 31, 2010 and March 31, 2009:

Mortgage Servicing Rights:	2010	2009
Balance, beginning of period	$239,651	$150,544
Acquired in acquisitions (1)	—	109,538
Originations	3,542	2,342
Sales	—	—
Change in fair value, net	(12,765)	(3,761)

Balance at March 31	$230,428	$258,663

Ratio of mortgage servicing rights to related loans serviced for others	0.86%	0.79%
Weighted average service fee	0.28	0.29

(1)	Related to the Chevy Chase Bank acquisition completed on February 27, 2009.

Fair value adjustments to the MSRs for the three months ended March 31, 2010 and 2009 included decreases of $10.3 million and $6.4 million, respectively, due to run-off, and a decrease of $2.4 million and increase of $2.7 million, respectively, due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the MSRs at March 31, 2010 and 2009 were as follows:

	March 31, 2010	March 31, 2009

Weighted average prepayment rate (includes default rate)	15.92%	22.70%
Weighted average life (in years)	5.57	3.8
Discount rate	11.64%	11.55%

The decrease in the weighted average prepayment rate, and corresponding increase in the weighted average life, were both driven by an estimated reduction in voluntary attrition due to market conditions.

At March 31, 2010, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $10.2 million and $19.6 million, respectively.

At March 31, 2010, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $11.1 million and $22.2 million, respectively.

As of March 31, 2010, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $38.9 billion, of which $26.8 billion was serviced for investors other than the Company. As of March 31, 2009, the Company’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $47.0 billion, of which $32.5 billion was serviced for investors other than the Company.

During the three months ended March 31, 2010, the insurer of certain securitizations exercised its rights to remove the Company as servicer of the loans with an aggregate unpaid balance of $3.1 billion. The fair value of mortgage servicing rights as of December 31, 2009 reflected the possibility of the loss in servicing through a $26.4 million write down, reflected in the beginning of period balance shown in the table above.

NOTE 12—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. These instruments are recorded in other assets or other liabilities on the Consolidated Balance Sheet and in the operating section of the Statement of Cash Flows as increases or decreases of other assets and other liabilities. The Company’s policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. As of March 31, 2010 and 2009, the Company had recorded $35.9 million and $557.2 million, respectively, for the right to retain cash collateral and $480.2 million and $489.7 million, respectively, for the obligation to return cash collateral under master netting arrangements. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

The Company is exposed to credit risk on its derivative positions, which it manages by establishing and monitoring limits as to the degree of risk that may be undertaken. The amount of credit risk is equal to the fair value gain on a derivative, because we may be unable to recover the related receivable if the counterparty fails to perform. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, this generally indicates that the Company owes the counterparty, and therefore, has no repayment risk. The Company attempts to limit the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral agreements are generally required as well.

The Company predominantly uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. Many of the interest rate swaps used qualify as either fair value or cash flow hedges, each of which is discussed in more detail in the remainder of this Note. The Company’s foreign currency denominated assets and liabilities expose it to foreign currency exchange risk. The Company enters into various foreign exchange derivative contracts for managing foreign currency exchange risk. Changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the items to which they are designated. Upon the adoption of ASU 2009-17 (ASC 810/SFAS 167) on January 1, 2010 and the resulting consolidation of certain securitization trusts, the Company became exposed to additional foreign currency exchange risk related to foreign denominated securities issued by the securitization trusts. That risk is economically hedged by associated foreign exchange derivative contracts previously entered into by the securitization trusts. While those derivatives are not designated as accounting hedges, the change in fair value of the derivatives is expected to largely offset the related foreign exchange gains or losses on the securities.

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

The following table provides the notional amount and fair values of the Company’s derivative instruments, by category, as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010
		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments
Cash flow interest rate contracts	9,613,509	Other assets	$30,108	Other liabilities	$(103,913)
Cash flow foreign exchange contracts	1,438,113	Other assets	25,013	Other liabilities	(30,475)
Fair value interest rate contracts	17,281,009	Other assets	489,607	Other liabilities	(6,570)
Net investment foreign exchange contracts	50,094	Other assets	3,402	Other liabilities	—

Subtotal	28,382,725		$548,130		$(140,958)

	As of March 31, 2010
		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives not designated as hedging instruments
Trading interest rate contracts	10,194,251	Other assets	$212,402	Other liabilities	$(190,536)
Non-Trading interest rate contracts	11,073,226	Other assets	80,201	Other liabilities	(44,836)
Non-Trading MSR interest rate contracts	875,000	Other assets	1,352	Other liabilities	(21,911)
Non-Trading other contracts	988,998	Other assets	1,032	Other liabilities	(3,720)
Non-Trading cross currency contracts	1,227,553	Other assets	238,792	Other liabilities	(69,648)

Subtotal	24,359,028		$533,779		$(330,651)

Total derivatives	52,741,753		$1,081,909		$(471,609)

	As of December 31, 2009
		Asset Derivatives		Liability Derivatives
	Notional Amount	Balance Sheet Location	Positive Fair Value	Balance Sheet Location	Negative Fair Value
Derivatives designated as hedging instruments
Cash flow interest rate contracts	5,095,786	Other assets	$402	Other liabilities	$(90,726)
Cash flow foreign exchange contracts	1,576,363	Other assets	15,006	Other liabilities	(12,216)
Fair value interest rate contracts	17,288,776	Other assets	359,075	Other liabilities	(27,279)
Net investment foreign exchange contracts	53,321	Other assets	79	Other liabilities	—

Subtotal	24,014,246		$374,562		$(130,221)

Derivatives not designated as hedging instruments
Trading interest rate contracts	9,967,475	Other assets	$193,382	Other liabilities	$(173,279)
Non-Trading interest rate contracts	23,337,974	Other assets	493,492	Other liabilities	(77,336)
Non-Trading MSR interest rate contracts	935,000	Other assets	4,215	Other liabilities	(19,589)
Non-Trading other contracts	981,375	Other assets	3,622	Other liabilities	(6,707)

Subtotal	35,221,824		$694,711		$(276,911)

Total derivatives	59,236,070		$1,069,273		$(407,132)

(1)	The above table does not reflect $13.3 million and $3.5 million recognized as a net credit valuation adjustment on derivative assets and liabilities for non-performance risk as of March 31, 2010 and December 31, 2009, respectively. Non-performance risk is reflected in other assets or other liabilities on the balance sheet and in other non-interest income on the income statement. For additional information, see the Non-Performance Risk section of this footnote.

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

The Company has entered into interest rate swap agreements, designated as fair value hedges, that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s senior notes, subordinated notes, brokered CD liabilities and U.S. Agency investments from fixed rates to variable rates with maturities ranging from 2010 to 2019. The agreements effectively convert fixed rate instruments to variable rate instruments.

Cash Flow Hedges

The Company uses cash flow hedges to hedge the exposure to variability in the cash flows of a forecasted transaction. Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive income, a separate component of stockholders’ equity. The Company has entered into interest rate swap agreements, designated as cash flow hedges, which effectively modify the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate debt with maturities ranging from 2011 to 2017. The agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.

The Company has also entered into interest rate swap agreements, designated as cash flow hedges, which effectively modify the Company’s exposure to interest rate risk by converting floating rate assets to fixed rate assets, with maturities in 2013. The agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements.

The Company has entered into forward exchange contracts to reduce the Company’s sensitivity to foreign currency exchange rate changes on its foreign currency denominated loans. The forward rate agreements allow the Company to “lock-in” functional currency equivalent cash flows associated with the foreign currency denominated loans.

At March 31, 2010, the Company expects to reclassify $43.7 million of net losses, after tax, on cash flow foreign exchange and interest rate contracts from accumulated other comprehensive income to earnings during the next 12 months as amounts related to terminated swaps are amortized and as interest payments and receipts on derivative instruments occur. This amount could change in future periods if the Company decides to terminate additional swaps in the context of managing its overall market risk profile.

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

Non-Trading Interest Rate Contracts

The Company uses interest rate swaps to manage interest rate sensitivity related to the Company’s non-mortgage securitization programs. The Company previously entered into interest rate swaps with one of its securitization trusts and essentially offset the derivatives with separate interest rate swaps with third parties. Upon consolidation of the trusts on January 1, 2010, the interest rate swap agreements between the Company and the trust are considered intercompany agreements, with a notional value of approximately 6.5 billion as of December 31, 2009, and any related receivables and payables are eliminated in consolidation. On December 31, 2009, the interest rate swaps with third parties, with a notional value of approximately 6.5 billion as of December 31, 2009, were terminated and the net position was replaced with similar agreements at current fixed interest rates. Effective January 1, 2010 the replacement interest rate swaps were designated as cash flow hedges converting floating rate debt of the trust to fixed rate debt.

The Company uses interest rate cap agreements and reciprocal basis swap agreements in conjunction with the securitization of certain payment option mortgage loans. The interest rate cap agreements limit the Company’s exposure to interest rate risk by providing for payments to be made to the Company by third parties when the one-month LIBOR rate exceeds the applicable strike rate. These agreements have individual predetermined notional schedules and stated expiration dates, and relate to both currently outstanding and previously called securitization transactions. The reciprocal basis swap agreements are held with external counterparties and are structured to mirror the basis swap agreements within securitization programs. The basis swaps in the securitization structures account for timing and day count differences between the mortgage and bond interest, in addition to uncapping the notes of the senior bondholders in the trust. While payments on the basis swaps and the reciprocal basis swaps may be similar in amounts, the Company is not a party to any of the derivative contracts between the derivative counterparties and the securitization trusts.

The Company uses interest rate swaps in conjunction with its auto securitizations. As of March 31, 2010 the Company had 1.2 billion notional value with a fair value of $45.6 million. As of December 31, 2009 the Company had 1.4 billion notional value with a fair value of $51.9 million.

The Company enters into commitments to originate loans whereby the interest rate of the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that the Company intends to sell in the secondary market as well as corresponding commitments to sell if any are considered freestanding derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of other non-interest income. Interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are determined based on current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loans will fund within the terms of the commitment. The initial value inherent in the loan commitments at origination is recognized through gain on sale of loans when the underlying loan is sold. The interest rate lock commitments along with the related commitments to sell, if any are recorded at fair value with changes in fair value recorded in current earnings as a component of gain on sale of loans. As of March 31, 2010 and December 31, 2009, the Company had $199.7 million and $215.1 million in loan commitments, respectively.

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

Non-Trading Cross Currency Contracts

The Company enters into cross currency contracts to economically hedge the foreign exchange risk of foreign currency denominated securities issued by the securitization trusts. Upon adoption of the consolidation provisions of ASU 2009-16 and ASU 2009-17 on January 1, 2010 and the resulting consolidation of certain securitization trusts, the Company became exposed to additional foreign currency exchange risk related to foreign denominated securities issued by the trusts. That risk is economically hedged by associated foreign exchange derivative contracts previously entered into by the trust. While those derivatives will not be designated as accounting hedges, the change in fair value of the derivatives is expected to predominantly offset the related foreign exchange gains or losses on the securities.

The following table shows the effect of the Company’s derivative instruments, by category, on the income statement for the three months ended March 31, 2010 and 2009:

Derivatives in Fair Value Hedging Relationships

	Location of Gain/(Loss) in Income on Derivative	Gain/(Loss) in Income on Derivative	Hedged Items in Fair Value Hedge Relationship	Location of Gain/(Loss) Recognized in Income on Related Hedged Item	Gain/(Loss) Recognized in Income on Related Hedged Items	Net Gain/(Loss)
For Three Months Ended March 31, 2010
Interest rate contracts	Other non-interest income	$197	Available for sale securities	Other non-interest income	$(197)	$—
Interest rate contracts	Other non-interest income	151,179	Fixed-rate debt	Other non-interest income	$(133,786)	$17,393

		$151,376			$(133,983)	$17,393

For Three Months Ended March 31, 2009
Interest rate contracts	Other non-interest income	(47,781)	Fixed-rate debt	Other non-interest income	$47,780	$(1)

Cash Flow Hedging Relationships

	Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from OCI into Income	Gain/(Loss) Reclassified from OCI into Income	Location of Gain/(Loss) Recognized in Income (Ineffectiveness)	Gain/(Loss) Recognized Due to Ineffectiveness
For Three Months Ended March 31, 2010
Interest rate contracts	$37,318	Interest income (expense)	$(22,726)	Other non- interest income	$685
Foreign exchange contracts	(2,512)	Other non-interest income	2,328	N/A	—

	$34,806		$(20,398)		$685

For Three Months Ended March 31, 2009
Interest rate contracts	$63,724	Interest income (expense)	$(35,475)	Other non- interest income	$—
Foreign exchange contracts	16,153	Other non-interest income	(10,348)	N/A	—

	$79,877		$(45,823)		$—

Net Investment Hedging Relationships

	Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For Three Months Ended March 31, 2010
Foreign exchange contracts	$2,122	N/A	$—	N/A	$—

For Three Months Ended March 31, 2009
Foreign exchange contracts	$550	N/A	$—	N/A	$—

Derivatives Not Designated as Hedging Instruments

For Three Months Ended March 31, 2010	Location of Gain (Loss) in Income	Gain (Loss) in Income
Trading interest rate contracts	Other non-interest income	$1,371
Non-Trading interest rate contracts	Other non-interest income	7,058
Non-Trading MSR interest rate contracts	Mortgage servicing and other	(5,611)
Non-Trading other contracts	Mortgage servicing and other	11,439
Non-Trading other contracts	Other non-interest income	(2,812)
Non-Trading cross currency contracts	Other non-interest income	8,499

Subtotal		$19,944

Derivatives Not Designated as Hedging Instruments

For Three Months Ended March 31, 2009	Location of Gain (Loss) in Income	Gain (Loss) in Income
Trading interest rate contracts	Other non-interest income	$2,453
Non-Trading interest rate contracts	Other non-interest income	(64,209)
Non-Trading other contracts	Other non-interest income	2,234

Subtotal		$(59,522)

Credit Default Swaps

The Company has credit exposure resulting from swap agreements related to loss mitigation for certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. The maximum credit exposure from these swap agreements is $31.0 million and $32.7 million of March 31, 2010 and December 31, 2009, respectively. The fair value of the Company’s obligations under the swap agreements was $21.0 million and $18.3 million, at March 31, 2010 and December 31, 2009, respectively, and is recorded as other liabilities. See “Note 13- Securitizations” for additional information about manufactured housing securitization transactions.

Credit Risk Related Contingency Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below investment grade, it would be in violation of those provisions, and the counterparties of the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position is $471.6 million and $407.1 million for which the Company has posted collateral of $55.0 million and $94.8 million, which consists of a combination of securities and cash, as of March 31, 2010 and December 31, 2009, respectively. If the credit-risk-related features underlying these agreements had been triggered due to the Company’s credit rating falling one level below the current rating, the Company would be required to post additional collateral of $17.8 million and $28.1 million to its counterparties as of March 31, 2010 and December 31, 2009, respectively.

Non-Performance Risk

Non-performance risk refers to the risk that an obligation will not be fulfilled. It affects the calculation of the estimated fair value of derivative liabilities and includes the Company’s own credit risk. The Company calculates nonperformance risk by comparing its own Credit Default Swap spreads to the discount benchmark curve and applying the difference to the netted uncollateralized obligation. During the quarter ended March 31, 2010 the Company recorded a credit valuation allowance of $2.6 million to reduce the fair value of derivative liabilities with a corresponding increase to other non-interest income to reflect nonperformance risk. The Company also includes counterparty credit risk in the calculation of the estimated fair value of derivative assets by comparing counterparty credit default swap spreads to the discount benchmark curve and applying the difference to the netted uncollateralized exposure. During the quarters ended March 31, 2010 and March 31, 2009, the Company recorded a credit valuation allowance of $15.9 million and $45 million respectively, to reduce the fair value of derivative assets with a corresponding reduction to other non-interest income.

NOTE 13—SECURITIZATIONS

Securitization transactions have been utilized by the Company for liquidity and funding purposes. The Company receives the proceeds from third party investors for debt securities issued from securitization trusts which are collateralized by transferred receivables from the Company’s portfolio. The Company removes loans from its consolidated balance sheet when securitizations qualify as sales to nonconsolidated VIEs. Alternatively, when the transfer does not qualify as a sale but instead is considered a secured borrowing, or when the sale is to a consolidated VIE, the assets will remain on the Company’s consolidated financial statements with an offsetting liability recognized for the amount of proceeds received.

For periods prior to January 1, 2010, the Company used QSPEs to conduct the majority of its securitization transactions. Those transactions previously qualified as sales to non-consolidated trusts, resulting in off-balance sheet treatment of all of the assets and liabilities of the trusts, including the securitized loans and the securities issued to third parties

Effective January 1, 2010, the Company adopted the new consolidation guidance which removed the concept of a QSPE resulting in the consolidation of the Company’s credit card trusts, one installment loan trust, and certain mortgage trusts. The Company was considered to be the primary beneficiary of the impacted trusts due to the combination of power over the activities that most significantly impact the economic performance of the trusts through the right to service the securitized loans and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts through its retained interests.

Prior to consolidation of the applicable QSPEs, the consolidated balance sheet included retained interests in the securitized loans in the form of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. The Company also included on its consolidated balance sheet a retained transferor’s interest in credit card loan receivables transferred to the trusts, carried on a historical cost basis and reported as loans held for investment on the consolidated balance sheet.

As a result of consolidation of its credit card trusts and applicable installment loan and mortgage trusts, the Company recorded a $47.6 billion increase in loan receivables, a $4.3 billion increase in allowance for loan and lease losses related to the newly consolidated loans, a $44.3 billion increase to securitized debt obligations, a $2.0 billion increase to other net assets and a $2.9 billion reduction in stockholders’ equity. As part of the impact of consolidation, any retained interests in previously off-balance sheet securitizations were either eliminated or reclassified, generally to loans held for investment, accrued interest receivable or restricted cash. See “Note 1 – Significant Accounting Policies” for more detail on the impacts of consolidation on the Company’s financial statements.

The following table presents the carrying amount of assets and liabilities of those securitization related VIEs for which the Company is the primary beneficiary and the carrying amount of assets and liabilities and maximum exposure to loss of those securitization related VIEs of which the Company is not the primary beneficiary, but holds a variable interest. Please see “Note 15- Other Variable Interest Entities” for remaining VIEs.

	Consolidated		Unconsolidated
	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets(1)	Carrying Amount of Liabilities(2)	Maximum Exposure to Loss(3)
Variable interest entities, March 31, 2010
Credit card securitizations	$50,974,325	$44,009,721	$—	$—	$—
Auto securitizations	4,156,007	3,281,157	—	—	—
Installment loan securitizations	189,162	66,852	42,551	—	42,551
Mortgage securitizations	—	—	213,562	40,596	342,339

Total variable interest entities	$55,319,494	$47,357,730	$256,113	$40,596	$384,890

(1)	The carrying amount of assets is comprised of retained interests reported as accounts receivable from securitizations and letters of credit related to manufactured housing securitizations, separately disclosed in the Accounts Receivable from Securitizations and Other Mortgage Securitizations sections of this Note, respectively. Please see “Note 11 – Mortgage Servicing Rights” for carrying value of mortgage servicing rights related to unconsolidated VIEs.
(2)	The carrying amount of liabilities is comprised of obligations to fund negative amortization bonds associated with the securitization of option arm mortgage loans and obligations on certain swap agreements associated with the securitization of manufacturing housing loans.
(3)	The maximum exposure to loss represents the amount of loss the Company would incur in the unlikely event that all of the Company’s assets in the VIEs became worthless and the Company was required to meet its maximum remaining funding obligations.

Accounts Receivable from Securitizations

Retained interests in off-balance sheet securitizations are reported as accounts receivable from securitizations on the consolidated balance sheet and are comprised of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables.

As a result of consolidation of certain trusts, the related interest-only strip and retained tranches were eliminated and the remaining retained interests were reclassified to either loans held for investment, accrued interest receivable or restricted cash for these trusts. The following table provides details of accounts receivable from securitizations as of March 31, 2010 and December 31, 2009:

	As of March 31,2010
	Installment Loans	Mortgage (3)	Total
Interest-only strip classified as trading	$13,659	$88,283	$101,942
Retained interests classified as trading:
Retained notes	—	—	—
Cash collateral	18,592	8,678	27,270
Investor accrued interest receivable	—	—	—

Total retained interests classified as trading	18,592	8,678	27,270
Retained notes classified as available for sale	10,782	55,526	66,308
Other retained interests	—	11,305	11,305

Total retained residual interests	43,033	163,792	206,825
Payments due to investors for interest on the notes	(482)	(383)	(865)

Total Accounts Receivable from Securitizations	$42,551	$163,409	$205,960

	As of December 31,2009
	Non Mortgage (2)	Mortgage (3)	Total
Interest-only strip classified as trading	$22,038	$222,568	$244,606
Retained interests classified as trading:
Retained notes	572,474	—	572,474
Cash collateral	138,336	2,993	141,329
Investor accrued interest receivable	898,267	—	898,267

Total retained interests classified as trading	1,609,077	2,993	1,612,070
Retained notes classified as available for sale	2,087,864	—	2,087,864
Other retained interests	—	12,124	12,124

Total retained residual interests	3,718,979	237,685	3,956,664
Payments due to investors for interest on the notes	(61,339)	(411)	(61,750)
Collections on deposit for off-balance sheet securitizations (1)	3,233,570	—	3,223,570

Total Accounts Receivable from Securitizations	$6,891,210	$237,274	$7,128,484

(1)	Collections on deposit for off-balance sheet securitizations include $2.2 billion of principal collections accumulated for expected maturities of securitization transactions as of December 31, 2009. There were no collections on deposit for off-balance sheet securitizations as of March 31, 2010. Collections on deposit for secured borrowings are included in restricted cash on the consolidated balance sheet as of January 1, 2010 and thereafter.
(2)	As of December 31, 2009, non mortgage related accounts receivable from securitizations includes credit card, installment loan and auto trusts. Effective January 1, 2010, the Company only has one installment loan trust that the Company has not consolidated and continues to treat as an off-balance sheet arrangement.
(3)	The mortgage securitization transactions relate to the Chevy Chase Bank acquisition which occurred on February 27, 2009.

Credit Card Securitizations

Securitization of credit card receivables has been utilized by the Company for liquidity and funding purposes. The Company transfers receivables to a trust. The trust issues undivided interests in the pool of receivables to external investors as debt securities. The Company receives the proceeds from the issuance of the debt securities as consideration for the receivables transferred. Securities held by external investors totaling $34.7 billion and $42.5 billion as of March 31, 2010 and December 31, 2009, respectively, represents undivided interests in the pools of loan receivables. At March 31, 2010 and December 31, 2009 there were $54.1 billion and $56.5 billion, respectively, of credit card receivables in the trusts which includes both transferor and investor interest backing the securities. The Company continues to service the receivables in the trusts and it retains certain other interests in the trusts, including retained notes, which are eliminated upon consolidation and cash collateral accounts and cash reserve accounts, which are presented as restricted cash.

Collections of interest and fees received on securitized receivables are passed to the trust and used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. Amounts collected in excess of the amount needed to pay the above expenses of the trust are available, in general, to the Company. However, under certain conditions, a portion of the cash collected is required to be maintained in restricted accounts (spread accounts) to ensure future payments to investors. For the credit card trusts, the amount of cash held in spread accounts increased from $273.0 million as of March 31, 2009 to $359.4 million as of March 31, 2010. Collections of principal are generally reinvested in the purchase of new principal loan receivables (“revolving securitization”). Also, principal collections are remitted to the trust to pay down the debt securities when the securitization transaction is scheduled to mature. Types of credit enhancements include subordinated notes and spread account and reserve account balances. No other assets of the Company are available to pay interest and principal on the securities. Furthermore, the trusts have no recourse to the general credit of the Company. The Company has not provided any financial or other support to the trusts during the periods presented that it was not previously contractually required to provide.

Securitization transactions may amortize earlier than scheduled due to certain early amortization events that are generally triggered due to loan performance. In addition, early amortization could cause the Company to lose the ability to securitize similar receivables in the future at desirable rates. While spread account funding triggers for some trusts have been reached, a performance related early amortization event is not triggered for the majority of the card trusts until the three month average excess spread is less than 0%. Three month average excess spread for the credit card trusts ranged from 5.9% to 9.2% as of March 31, 2010. No early amortization events related to the Company’s credit card securitizations have occurred to date.

Upon the adoption of the new accounting consolidation guidance at January 1, 2010, the Company consolidated the trusts used for the securitization of credit card receivables because it is considered to have a controlling financial interest in the trusts and thus, is their primary beneficiary. The trusts previously qualified as QSPEs and as a result were exempt from the consolidation provisions of ASC 860-10. The Company is considered the primary beneficiary of its credit card trusts because it has both the power, through its servicing of the receivables within the trusts, to direct the activities that most significantly impact the trusts’ economic performance and the rights to receive benefits from the trusts or the obligation to absorb losses of the trusts that could potentially be significant to the trusts. The rights to receive potentially significant benefits are held within the Company’s retained interest-only strip and other retained interests. Also, depending on the performance of the trusts, the obligations to absorb potentially significant losses are held within its retained subordinate tranches and other retained interests.

Installment Loan Securitizations

The Company is currently involved in two amortizing installment loan securitization programs, one of which was consolidated as of January 1, 2010 upon the adoption of the consolidation provisions of the new accounting consolidation guidance. The Company is considered the primary beneficiary of the consolidated installment loan trust because it has both the power, through its servicing of the loans within the trust, to direct the activities that most significantly impact the trust’s economic performance and the rights to receive benefits from the trust or the obligation to absorb losses of the trust that could potentially be significant to the trust. The rights to potentially significant benefits are held within the Company’s retained interest-only strip and other retained interests. Also, depending on the performance of the trusts, the obligations to absorb potentially significant losses are held within its retained subordinate tranches and other retained interests. The installment loans and related debt securities that remain off-balance sheet were transferred to a multi-seller conduit that holds loans significantly in excess of the loans transferred by the Company and that has issued debt securities significantly in excess of the securities backed by the installment loans transferred by the Company. The Company is not considered to be the primary beneficiary of the non-consolidated installment loan program because it is not considered to have either the power to direct the activities that most significantly impact the overall program’s economic performance or the rights to receive benefits from the program or the obligation to absorb losses of the program that could potentially be significant to the program.

Consolidation of the impacted installment loan trust resulted in an increase to loans held for investment of $209.2 million, an increase to the allowance for loan losses of $19.0 million, an increase to other borrowings of $87.8 million, a decrease to other net assets of $104.8 million, and a reduction in stockholders’ equity of $2.4 million.

The installment loan securitization program that remains off-balance has outstanding loans of $150.8 million and outstanding securities to external investors of $127.4 million at March 31, 2010. The program breached an amortization trigger within the first quarter of 2009, due to the performance of the loans within the program. The impact of breaching the amortization trigger resulted in the program moving from a pro rata amortization to a sequential amortization, which means that the Company is no longer receiving pro rata cash allocations on the retained subordinated tranches that it holds. The Company has no requirements to provide the program with additional funding or to transfer additional receivables. As of March 31, 2010, the balance of the cash reserve account was $20.6 million and the Company holds a retained subordinated note with a face amount of $12.0 million. The cash reserve account is carried at a fair value of $18.6 million as of March 31, 2010 with total fair value adjustments of $2.0 million recorded in earnings. The retained subordinated note is carried at a fair value of $10.8 million as of March 31, 2010 with total fair value adjustments of $1.2 million recorded in other comprehensive income. The aggregate fair value of the cash reserve account and the retained subordinated note represents our maximum exposure to loss. The change in amortization will not significantly impact the Company. The expected amortization period of this installment loan securitization did not change as a result of hitting the early amortization trigger.

Accounting for Off-Balance Sheet Non Mortgage Securitizations

Upon adoption of the new consolidation guidance, the Company consolidated all of its credit card securitization trusts and all but one installment loan program. The following discusses the accounting that is applicable to credit card and installment loan securitization transactions that qualified as off-balance sheet securitizations prior to January 1, 2010.

Prior to January 1, 2010, the Company accounted for the securitization of all credit card and installment loan receivables as off-balance sheet securitizations. Off-balance sheet securitizations involved the transfer of pools of loan receivables to one or more non-consolidated third-party trusts or QSPEs in transactions that qualified as sales. In order to maintain QSPE status, the trusts could engage only in limited business activities. Each new off-balance sheet securitization resulted in the removal of principal loan receivables equal to the sold undivided interests in the pool of loan receivables (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale.

The Company’s retained interests in the off-balance sheet securitizations were recorded in accounts receivable from securitizations and were comprised of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. Because the Company’s retained residual interests are generally restricted or subordinated to investors’ interests, their value was subject to substantial credit, repayment and interest rate risks. As such, the interest-only strip and retained subordinated interests were classified as trading assets, and changes in the estimated fair value were recorded in servicing and securitization income. Additionally, the Company retained other tranches in certain of the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. Those retained tranches were classified as available for sale securities, and changes in the estimated fair value were recorded in other comprehensive income.

During the three months ended March 31, 2010, and 2009, the Company recorded a $4.8 million gain and a $128.0 million loss in earnings from changes in the fair value of retained interests, made up of the following items. The change is due to the elimination or reclassification of retained interests at January 1, 2010 upon the adoption of the new consolidation guidance.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest only strip valuation changes	$4,329	$(118,714)
Fair value adjustments related to spread accounts	450	(4,987)
Fair value adjustments related to investors’ accrued interest receivable	—	—
Fair value adjustments related to retained subordinated notes	—	(4,323)

Total income statement impact	$4,779	$(128,024)

The changes in the fair value of retained interests are primarily driven by rate assumption changes and volume fluctuations. All of these retained residual interests were subject to loss in the event assumptions used to determine the estimated fair value did not prevail, or if borrowers default on the related securitized receivables and the Company’s retained subordinated tranches are used to repay investors. See the table below for key assumptions and sensitivities for retained interest valuations.

The gain on sale recorded from off-balance sheet securitizations was based on the estimated fair value of the assets sold and retained and liabilities incurred, and was recorded at the time of sale, net of transaction costs, in servicing and securitizations income on the Consolidated Statement of Income. The related receivable was the interest-only strip, which was based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. The Company periodically reviewed the key assumptions and estimates used in determining the value of the interest-only strip and other retained interests. The Company classified the interest-only strip as a trading asset. The Company recognized all changes in the fair value of the interest-only strip immediately in servicing and securitizations income on the Consolidated Statement of Income. The interest component of cash flows attributable to retained interests in securitizations was recorded in other interest income.

Key Assumptions for Non Mortgage Retained Interest Valuations

The key assumptions used in determining the fair value of the interest-only strip and other retained residual interests include the weighted average ranges for net charge-off rates, principal payment rates, lives of receivables and discount rates included in the following table. The net charge-off rates were determined using forecasted net charge-offs expected for the trust calculated consistently with other Company net charge-off forecasts. The principal repayment rate assumptions were determined using actual and forecast trust principal payment rates based on the collateral. The lives of receivables were determined as the number of months necessary to repay the investors given the principal payment rate assumptions. The discount rates were determined using primarily trust specific statistics and forward rate curves, and were reflective of what market participants would use in a similar valuation. Additionally accrued interest receivable, cash reserve and spread accounts were discounted over the estimated life of the assets.

As of March 31, 2010, the assumptions and sensitivities shown below relate to only one installment loan program that remained off-balance sheet, whereas as of December 31, 2009 the assumptions and sensitivities shown below also included all credit card and installment loan securitizations.

	As of March 31, 2010	As of December 31, 2009
Weighted average life for receivables (months)	11	7 to 9
Principal repayment rate (weighted average rate)	13%	13% to 16%
Charge-off rate (weighted average rate)	8%	9% to 10%
Interest-only strip discount rate (weighted average rate)	11%	12% to 15%
Retained Interests discount rate (weighted average rate)	11%	8% to 12%

If these assumptions are not met, or if they change, the interest-only strip, retained interests and related servicing and securitizations income would have been affected. The following adverse changes to the key assumptions and estimates are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a 10% or 20% variation in assumptions cannot be extrapolated because the relationship of a change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the interest-only strip is calculated independently from any change in another assumption. However, changes in one factor may result in changes in other factors, which might magnify or counteract the sensitivities.

For the period ending March 31, 2010, the interest-only strip and the retained interests related to one installment loan trust that remains off-balance sheet is reflected; whereas, as of December 31, 2009 the assumptions and sensitivities shown below included all credit card and installment loan securitizations.

Key Assumptions and Sensitivities for Non Mortgage Retained Interest Valuations

As of March 31	March 31, 2010		December 31, 2009
	Interest-only strip	Retained Interests	Interest-only strip	Retained Interests
Interest-only strip/ Retained Interests	$13,659	$29,374	$22,038	$3,696,942

Weighted average life for receivables (months)	11	11	7	7

Principal repayment rate (weighted average rate)	13%	13%	16%	16%
Impact on fair value of 10% adverse change	$45	$(36)	$743	$(5,335)
Impact on fair value of 20% adverse change	$90	$(83)	$1,516	$(8,316)

Charge-off rate (weighted average rate)	8%	8%	10%	10%
Impact on fair value of 10% adverse change	$(642)	$(313)	$(9,403)	$(5,597)
Impact on fair value of 20% adverse change	$(1,285)	$(861)	$(10,673)	$(11,777)

Discount rate (weighted average rate)	11%	11%	12%	8%
Impact on fair value of 10% adverse change	$(783)	$(617)	$(1,179)	$(11,416)
Impact on fair value of 20% adverse change	$(1,551)	$(1,461)	$(2,330)	$(23,019)

Static pool credit losses were calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Due to the short-term revolving nature of the loan receivables, the weighted average percentage of static pool credit losses was not considered materially different from the assumed charge-off rates used to determine the fair value of the retained interests.

The Company acts as a servicing agent and receives contractual servicing fees of between 0.5% and 4% of the investor principal outstanding, based upon the type of assets serviced. For off-balance sheet securitizations, the Company generally did not record material servicing assets or liabilities for these rights since the contractual servicing fee approximates market rates.

Cash Flows Related to the Off-Balance Sheet Non Mortgage Securitizations

The following provides the details of the cash flow related to credit card and installment loan securitization transactions that qualified as off-balance sheet for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31
	2010	2009
Proceeds from new securitizations	$—	$3,114,934
Collections reinvested in revolving securitizations	$—	$16,548,955
Repurchases of accounts from the trust	$—	$9,025
Servicing fees received	$301	$221,591
Cash flows received on retained interests (1)	$2,237	$1,554,959

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program to the Company. Cash flows for the three months ended March 31, 2009 include credit card securitizations that no longer qualify as off -balance sheet.

For the three months ended March 31, 2010 and 2009, the Company recognized gross gains of $0 and $9.1 million, respectively, on both the public and private sale of $0 and $3.1 billion of loan principal. These gross gains are included in servicing and securitizations income. In addition, the Company recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $0 and $5.2 million for the three months ended March 31, 2010 and 2009, respectively. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Auto Loan Securitizations

The Company engages in auto loan securitizations that have always been accounted for as secured borrowings because the Company did not qualify for sale accounting. Similar to the newly consolidated credit card and installment loan trusts, the transferred loan receivables are recorded as loans held for investment on the consolidated balance sheet, with an adequate allowance for loan and lease losses. The Company receives proceeds for the trust’s issuance of debt securities to third parties, and records the securitization debt on the consolidated balance sheet. The investors and the trusts have no recourse to the Company’s assets if the loans associated with these secured borrowings are not paid when due. The Company has not provided any financial or other support during the periods presented that it was not previously contractually required to provide.

Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest predominantly at variable rates and mature between May 2010 and August 2011, but may mature earlier or later, depending upon the repayment of the underlying auto loans. At March 31, 2010 and December 31, 2009, $3.1 billion and $4.0 billion, respectively, of the external secured borrowings were outstanding. At March 31, 2010 and December 31, 2009, the auto loans within the trust totaled $3.2 billion and $4.2 billion, respectively. The difference primarily represents over collateralization of loans.

The Company is required to remit principal collections to the trust when the securitization transaction is scheduled to mature or earlier if an amortization event has occurred. No early amortization events related to the Company’s auto loan securitizations have occurred as of March 31, 2010.

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. Under certain conditions, some of the cash collected may be retained to ensure future payments to investors. Amounts collected in excess of the amount that is used to pay the above amounts are generally available to the Company.

Supplemental Loan Information

Loans included in securitization transactions which qualify as sales to unconsolidated trusts under GAAP have been removed from the Company’s “reported” balance sheet, but are included within the “managed” segment financial information, as shown in the table below.

	March 31, 2010		December 31, 2009
	Loans Outstanding	Loans Delinquent	Loans Outstanding	Loans Delinquent
Managed loans	$130,265,283	$5,499,476	$136,802,902	$6,465,158
Securitization adjustments	(150,762)	(3,306)	(46,183,903)	(2,718,894)

Reported loans	$130,114,521	$5,496,170	$90,618,999	$3,746,264

	Average Loans	Net Charge-Offs	Average Loans	Net Charge-Offs
Managed loans	$134,378,686	$2,020,986	$143,514,416	$8,420,634
Securitization adjustments	(175,525)	(3,203)	(43,727,131)	(3,853,000)

Reported loans	$134,206,161	$2,017,783	$99,787,285	$4,567,634

Mortgage Securitizations

Option Arm Mortgage Loan Securitizations

The Company has previously securitized option arm mortgage loans by transferring loan receivables to trusts, which in turn issued mortgage backed securities to investors. The outstanding balance of debt securities held by external investors at March 31, 2010 and December 31, 2009 was $4.4 billion and $4.6 billion, respectively. There were no loans transferred into new trusts during the period and no gains recognized during the period.

The Company continues to service some of the outstanding balance of securitized mortgage receivables. The Company also retains rights, which may be subordinated, to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts, certain of which were sold during the period ended March 31, 2010. The Company generally estimates the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using management’s best estimates of the key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved.

In connection with the securitization of certain option arm mortgage loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. The Company has an agreement in place with the third party that mirrors this advance requirement. The amount advanced by the company is tracked through mortgage-backed securities retained by the Company as part of the securitization transaction. As the borrowers make principal payments, these securities receive their pro rata portion of those payments in cash, and advances of negative amortization are refunded accordingly. As advances occur, the Company records an asset in the form of negative amortization bonds, which are classified as available for sale securities. The Company has also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 13- Derivative Instruments and Hedging Activities” for further details on these derivatives.

Prior to January 1, 2010, 21 mortgage securitization trusts were off-balance sheet due to the QSPE exemption from the consolidation provisions of the new consolidation guidance. Upon the adoption of the new consolidation guidance on January 1, 2010, the Company was required to consolidate 15 of the mortgage trusts because it was considered the primary beneficiary of the impacted trusts, due to the power held through its servicing rights and due to the right to receive benefits that could potentially be significant to the trusts through the interest-only bonds it retained. As a result of consolidation, the Company recorded a $1.5 billion increase to loans held for investment, a $73.2 million increase to the allowance for loan losses, a $1.5 billion increase to securitized debt obligations, a $28.5 million decrease to other net assets, and a $114.1 million reduction in stockholders’ equity. As part of the impact of consolidation, the Company eliminated retained interests from its consolidated balance sheet, including mortgage servicing rights, interest-only bonds and negative amortization bonds. See “Note 1 - Summary of Significant Accounting Policies.”

On March 10, 2010, the Company sold the interest-only bonds associated with each of the consolidated mortgage trusts to a third party. While continuing to service the related loans, the Company is no longer considered the primary beneficiary of the mortgage trusts because without the interest-only bonds, it no longer has the right to receive benefits that could potentially be significant nor the obligation to absorb losses that could potentially be significant to the trusts. Therefore, the Company deconsolidated the mortgage trusts as of March 10, 2010. Deconsolidation resulted in the removal of all trust assets and liabilities from the consolidated balance sheet including $1.5 billion of mortgage loan receivables along with the related allowance of $73.2 million, debt securities held by third party investors of $1.5 billion, and other net assets of $52.3 million. It also resulted in the recognition on the consolidated balance sheet of $64.2 million of interests in the mortgage securitization that continued to be retained by the Company after the sale of the interest-only bonds, including mortgage servicing rights, negative amortization bonds, and other interests. The deconsolidation resulted in an increase to non-interest income of $127.6 million.

The remaining mortgage trusts with $3.0 billion of outstanding mortgage loans and $3.1 billion of securities issued to third parties were not consolidated because the Company is no longer servicing the mortgage loans and is not considered to be the primary beneficiary of the mortgage trusts. These trusts were not consolidated upon initial adoption because the insurer of the mortgage securitization gave notice of its intent to remove Capital One as the servicer of the loans prior to the adoption of the new consolidation standards and formally exercised that right during the first quarter of 2010. In conjunction with the initial notification, the Company reduced the value of mortgage servicing rights by $26.4 million for these trusts in the fourth quarter of 2009.

Key Assumptions and Sensitivities for Mortgage Retained Interest Valuations

Servicing, securitization and mortgage servicing and other includes the initial gains on current securitization and sale transactions and income from interest-only strips recognized in connection with current and prior period securitization and sale transactions.

As of March 31, 2010 and December 31, 2009, the key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	As of March 31, 2010 (1)	As of December 31, 2009 (1)
Interest-only strip/Retained Interests (2) (3)	$152,587	$225,561

Weighted average life (in years)	3.8 – 4.7	3.4

Prepayment speed assumption	19.6% - 20.4%	27.8%
Impact on fair value at 10% adverse change	$(6,122)	$(4,502)
Impact on fair value at 20% adverse change	$(9,689)	$(8,738)

Residual cash flow discount rate (annual)	25.5% - 42.2%	11.5%
Impact on fair value at 10% adverse change	$(8,338)	$(5,948)
Impact on fair value at 20% adverse change	$(15,864)	$(11,570)

(1)	Mortgage related retained interests were acquired in connection with the Chevy Chase Bank acquisition during 2009.
(2)	The Company sold interest-only bonds during the quarter which resulted in the decline in retained interests from December 31, 2009. Additionally, the Company reclassified the negative amortization bonds from held to maturity to available for sale and recognized an other-than-temporary impairment of $4 million on these securities during the three months ending March 31, 2010. The Company also recorded non credit related unrealized losses of $14 million ($9 million net of tax) in other comprehensive income.
(3)	The sale of certain interest-only bonds provided the Company with updated market observable inputs to incorporate into the valuations of the interest-only bonds that continue to be held by the Company. As a result, the Company recorded a $50 million decrease to the fair value of the interest-only bonds during the three months ended March 31, 2010 through an increase to the discount rate, which is attributable to illiquidity in the market for these types of securities.

Cash Flows Related to the Off-Balance Sheet Mortgage Securitizations

The following table summarizes certain cash flows received from securitization trusts for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Proceeds from new securitizations	$—	$—
Servicing fees received	4,308	1,676
Other cash flows received on retained interests	74,938	8,656

Supplemental Loan Information

Principal balances of off-balance sheet single family residential loans, delinquent amounts and net credit losses on loans being serviced by the Company for the three months ended March 31, 2010 and year ended December 31, 2009, were as follows:

	As of March 31, 2010	As of December 31, 2009
Total Principal Amount of Loans	$4,509,336	$4,642,142

Principal Amount of Loans Past Due 90 Days or More or Non-Performing	$1,243,561	$1,246,809

Net Credit Losses
Three months ended March 31, 2010 and year ended December 31, 2009	$96,350	$217,444

Other Mortgage Securitizations

The Company’s discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. The trusts had aggregate assets of $356.7 million at March 31, 2010, representing the amount outstanding on the home equity lines of credit. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. The Company has funded $24.0 million in advances through March 31, 2010, all of which has been expensed as funded. The Company does not consolidate the trusts because the residual certificates do not provide the Company with the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

The Company retains the primary obligation for certain provisions of corporate guarantees, recourse sales and clean-up calls related to the discontinued manufactured housing operations of GreenPoint Credit LLC (“GPC”) which was sold to a third party in 2004. Although the Company is the primary obligor, recourse obligations related to former GPC whole loan sales, commitments to exercise mandatory clean-up calls on certain GPC securitization transactions and servicing were transferred to a third party in the sale transaction. The Company does not consolidate the trusts used for the securitization of manufactured housing loans because it does not have the power to direct the activities that most significantly impact the economic performance of the trusts since it no longer services the loans.

The Company was required to fund letters of credit in 2004 to cover losses, and is obligated to fund future amounts under swap agreements for certain transactions. The Company also has the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $198.4 million and $204.5 million at March 31, 2010 and December 31, 2009, respectively. The fair value of the expected residual balances on the funded letters of credit was $50.2 million and $46.0 million at March 31, 2010 and December 31, 2009, respectively, and is included in other assets on the Consolidated Balance Sheet. The Company’s maximum exposure under the swap agreements was $31.0 million and $32.7 million at March 31, 2010 and December 31, 2009, respectively. The value of the Company’s obligations under these swaps was $21.0 million and $18.3 million at March 31, 2010 and December 2009, respectively, and is recorded in other liabilities on the Consolidated Balance Sheet.

The principal balance of manufactured housing securitization transactions where the Company is the residual interest holder was $1.5 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to the Company and approximately $420.3 million of loans receivable would be assumed by the Company upon its execution of the clean-up call and the Company would be required to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

Management monitors the underlying assets for trends in delinquencies and related losses and reviews the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

NOTE 14—COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

The Company had contractual amounts of standby letters of credit and commercial letters of credit of $1.7 billion at March 31, 2010. As of March 31, 2010, financial guarantees had expiration dates ranging from 2010 to 2020. The fair value of the guarantees outstanding at March 31, 2010 that have been issued since January 1, 2003, was $2.8 million and was included in other liabilities.

Potential Mortgage Representation & Warranty Liabilities

As part of broader acquisitions, the Company acquired three subsidiaries that originated residential mortgage loans and sold them to various purchasers, including securitization trusts. These subsidiaries are Capital One Home Loans, which was acquired in February 2005; GreenPoint, which was acquired in December 2006 as part of the North Fork acquisition; and Chevy Chase Bank, which was acquired in February 2009 and subsequently merged into CONA. In connection with their sales of mortgage loans, the subsidiaries entered into agreements containing representations and warranties about, among other things, the mortgage loans and the origination process. Each subsidiary may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others), and the subsidiary then recovers the underlying collateral. Each subsidiary is exposed to any losses on the repurchased loans after giving effect to recoveries on the collateral. Each subsidiary may also be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. These subsidiaries, in total, originated and sold an aggregate of approximately $121.9 billion original principal balance of mortgage loans between 2005 and 2008, the years with respect to which most of the repurchase requests and other claims relate. Some of this original principal balance has been repaid, but we believe a significant amount of it remains outstanding.

At March 31, 2010, the subsidiaries had open repurchase requests relating to approximately $1.2 billion original principal balance of mortgage loans (up from $699 million at March 31, 2009 and $966 million at December 31, 2009). The Company considers open requests to be requests with respect to mortgage loans received within the past 24 months that are in the process of being paid, are under review, or have been denied by the subsidiary but not rescinded by the party requesting repurchase, as well as specifically identified mortgage loans currently subject to actual or threatened litigation. In addition to the foregoing loan-specific open repurchase requests, GreenPoint is also a defendant in a lawsuit seeking, among other things, to require it to repurchase an entire portfolio of approximately 30,000 mortgage loans with an aggregate principal balance of $1.8 billion within a certain securitization trust based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio. See discussion within the Litigation section below for a discussion related to U.S. Bank. GreenPoint has also received requests for indemnification in connection with a number of lawsuits in which GreenPoint is not a party, including both representation and warranty litigation and securities class actions brought on behalf of investors in securitization trusts that in the aggregate hold a significant principal balance of mortgage loans for which GreenPoint was identified as the originator. The Company believes that a significant number of mortgage loans at issue in the litigations referred to above as well as a significant number of mortgage loans sold by the subsidiaries as to which no repurchase or indemnification requests have been received are currently delinquent or already foreclosed on.

The Company has established reserves in its consolidated financial statements for inherent losses that are considered to be both probable and estimable related to the mortgage loans sold by each subsidiary. The adequacy of each reserve is evaluated on a quarterly basis and changes in the reserves are reported in non-interest expense. Factors considered in the evaluation process for establishing the reserves include identity of counterparty, amount of open repurchase requests, current level of loan losses, estimated success rate of claimants, estimated recoveries by the subsidiary on the underlying collateral, and whether there is actual or threatened litigation. For counterparties other than actual or threatened litigants, factors considered in the evaluation process also include an estimated amount of probable repurchase requests to be received over the next 12 months based on the historical relationship between mortgage loan performance and repurchase requests and the estimated level of future mortgage loan performance. The Company expects that both the delinquency rates on subsidiary-originated mortgage loans and the severity of losses on collateral recoveries will continue to be high, but the reserve setting process does not include an attempt to predict lifetime losses on the loans. The reserves also do not include amounts for the portfolio-wide repurchase claim at issue in the U.S. Bank litigation or for the indemnification requests with respect to securities class actions, in each case as referred to above, because neither exposure, if any, is currently considered to be both probable and estimable. The reserves do include amounts for the loan-by-loan theory of recovery alleged in the U.S. Bank litigation, in the indemnification requests with respect to third-party representation and warranty litigation, and in various other actual or threatened litigation matters

The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices).

At March 31, 2010, the aggregate reserve for all three subsidiaries was $454 million, compared to $238 million at December 31, 2009. The $216 million change in the reserve from December 31, 2009 was the result of $8 million in repurchase claims settlements in the quarter that were applied against the reserve and an expense of $224 million resulting primarily from updated estimates related to actual and threatened litigation. Due to the uncertainties discussed above, the Company cannot reasonably estimate the total amount of losses that will actually be incurred as a result of each subsidiary’s repurchase and indemnification obligations, and there can be no assurance that the Company’s current reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon the Company’s financial condition or results of operations.

Litigation

In accordance with the provisions of Accounting for Contingencies, the Company accrues for a litigation related liability when it is probable that such a liability has been incurred and the amount of the loss can be estimated. In addition, the Company’s subsidiary banks are members of Visa U.S.A., Inc. (“Visa”). As members, the Company’s subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa (the “Visa Covered Litigation”).

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

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Company (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their National Bank Act, Depository Institutions Deregulation Act of 1980 and California Unfair Competition Law claims, but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. In November 2009 and April 2010, the Ninth Circuit Court of Appeals entered additional order continuing the stay of the matter pending the bankruptcy proceedings.

Between January and April 2010, eight substantially similar putative class actions were filed against COBNA and Capital One Services, LLC (“COSI”) challenging various marketing practices relating to the payment protection product: Blackie v. Capital One Bank, et al. (United States District Court for the Eastern District of Pennsylvania); Carr v. Capital One

Bank, et al. (United States District Court for the District of New Jersey); McCoy v. Capital One Bank, et al. (United States District Court for the Southern District of California); Mitchell v. Capital One Bank, et al. (United States District Court for the Central District of California); Salazar v. Capital One Bank, et al. (United States District Court for the District of South Carolina); Smith v. Capital One Bank, et al. (United States District Court for the District of Arkansas); Sullivan v. Capital One Bank, et al, (United States District Court for the District of Connecticut); Watlington v. Capital One Bank, et al. (United States District Court for the Middle District of North Carolina). These putative class actions seek a range of remedies, including compensatory damages, punitive damages, restitution, disgorgement, injunctive relief, and attorneys’ fees. Each of these cases is in early stages. In addition, in September 2009, the United States District Court for the Middle District of Florida certified a statewide class action in Spinelli v. Capital One Bank, et al. with respect to the marketing of the payment protection product in Florida. In May 2010, the United States Court of Appeals for the Eleventh Circuit denied COBNA’s and COSI’s petition for interlocutory review of the class certification order, allowing the case to proceed toward the summary judgment stage. In January 2010, the West Virginia Attorney General filed suit against COBNA and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act, including practices relating to the payment protection product. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. COBNA has removed the case to the United States District Court for the Southern District of West Virginia and filed a motion to dismiss the complaint. Finally, COBNA is subject to formal and informal inquiries from various governmental agencies relating to the payment protection product.

On February 5, 2009, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), a subsidiary of Capital One Financial Corporation, was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County by U.S. Bank National Association, Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to a limited number of specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. On April 14, 2010 plaintiffs U.S. Bank, Syncora, and CIFG filed an amended complaint seeking, among other things, the repurchase remedies described above and indemnification for losses suffered by Syncora and CIFG.

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

In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. The Company made a Fair Value Option for Financial Assets and Liabilities, election on the indemnification guarantee to Visa and the fair value of the guarantee at March 31, 2010 and December 31, 2009 was zero.

Since July 2009, we have been providing documents and information on a voluntary basis in response to an informal inquiry by the Staff of the SEC. In the first quarter of 2010, the SEC issued a formal order of investigation with respect to this inquiry. Although the order, as is generally customary, authorizes a broader inquiry by the Staff, we believe that the investigation is focused largely on the Company’s method of determining the loan loss reserves at its auto finance business for certain quarterly periods in 2007. We are cooperating fully with the Staff’s investigation. At this time, it is not possible to predict when or how the investigation will be resolved.

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

On September 21, 2009, the Tax Court issued a decision in the case Capital One Financial Corporation and Subsidiaries v. Commissioner covering tax years 1995-1999, with both parties prevailing on certain issues. The time period for an appeal by each party is pending. Although the final resolution of the case is uncertain and involves unsettled areas of law, the Company has accounted for this matter applying the recognition and measurement criteria of, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“ASC 740-10”).

NOTE 15—OTHER VARIABLE INTEREST ENTITIES

The Company is involved with various entities that are considered to be VIEs. With respect to its interests, the Company is required to consolidate any VIE in which it is determined to be the primary beneficiary. The Company reviews all significant interests in the VIEs it is involved with such as amounts and types of financial and other support including equity investments, debt financing and guarantees. The Company also considers the activities of the VIEs that most significantly impact the VIEs economic performance and whether it has control over those activities. To provide the necessary disclosures, the Company aggregates similar VIEs based on the nature and purpose of the entities.

The Company is also involved in various securitization transactions in the ordinary course of business. Please refer to “Note 11—Mortgage Servicing Rights”, “Note 13—Securitizations” and “Note 14—Commitments, Contingencies and Guarantees” for disclosures on involvement with other types of VIEs. This note is limited to non-securitization trusts and entities.

The new consolidation guidance amends the guidance for determining whether an entity is a VIE, replaces the quantitative approach for determining the primary beneficiary with a qualitative assessment, and requires ongoing assessments as to whether an enterprise is the primary beneficiary of the VIE. Under the new consolidation guidance the primary beneficiary is the entity that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

As part of its community reinvestment initiatives, the Company invests in private investment funds that make equity investments in multi-family affordable housing properties. The Company receives affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. As a result of new consolidation guidance certain investment funds are no longer considered to be variable interest entities and are not included in the March 31, 2010 balances in the table below. These investment funds were consolidated by the Company as of January 1, 2010, the net consolidation impact to other liabilities was $67.4 million. The assets of the unconsolidated investment funds that were VIEs at March 31, 2010 and December 31, 2009 were approximately $6.7 billion and $7.3 billion, respectively. The Company is not required to consolidate the investment funds that are VIEs as it does not have the power to direct the activities that most significantly impact the economic performance of those entities. The Company records its interests in the unconsolidated VIEs in loans held for investment, other assets and other liabilities. The Company’s maximum exposure to these entities is limited to its variable interests in the entities. Please refer to the table below for additional details. The creditors of the VIEs have no recourse to the general credit of the Company and the Company does not provide additional financial or other support during the period that it was not previously contractually required to provide.

The Company holds variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also variable interests of the Company. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. The Company receives federal and state tax credits for these investments. As a result of new consolidation guidance certain CDEs are no longer considered to be variable interest entities and are not included in the March 31, 2010 balances in the table below. The Company consolidates the VIEs in which it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. The assets of the VIEs consolidated by the Company at March 31, 2010 and December 31, 2009 were approximately $161.1 million and $155.4 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. The assets of the VIEs that the Company held an interest in but was not required to consolidate at March 31, 2010 and December 31, 2009 were approximately $16.1 million and $58.4 million, respectively. The Company records its interests in these unconsolidated VIEs in loans held for investment and other assets. As referenced in the table below, the Company’s maximum exposure to these entities is limited to its variable interests in the entities. The creditors of the VIEs have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The Company also has a variable interest in a trust that is included in the other unconsolidated VIEs in the table below. The trust has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The assets of the trust at March 31, 2010 and December 31, 2009 were approximately $413.8 million and $429.9 million, respectively. The Company is not required to consolidate the trust because it does not have the power to direct the activities of the trust that most significantly impacts the trust’s economic performance. The Company records its interest in the trust in loans held for investment. As referenced in the table below, the Company’s maximum exposure to the trust is limited to its variable interest. The creditors of the trust have no recourse to the general credit of the Company. The Company has not provided additional financial or other support during the period that it was not previously contractually required to provide.

The following table presents the carrying amount of assets and liabilities of those VIEs for which the Company is the primary beneficiary and the carrying amount of assets and liabilities and maximum exposure to loss of those VIEs of which the Company is not the primary beneficiary, but holds a variable interest.

	Consolidated(1)		Unconsolidated
	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(2)(3)
Variable interest entities, March 31, 2010
Affordable housing entities	$—	$—	$978,558	$303,479	$978,558
Entities that provide capital to low-income and rural communities	161,103	—	16,116	1,837	16,116
Other	—	—	193,700	—	193,700

Total variable interest entities	$161,103	$—	$1,188,374	$305,316	$1,188,374

Variable interest entities, December 31, 2009
Affordable housing entities	$—	$—	$1,401,080	$638,442	$1,401,080
Entities that provide capital to low-income and rural communities	155,444	—	58,375	1,623	58,375
Other	—	—	202,943	—	202,943

Total variable interest entities	$155,444	$—	$1,662,398	$640,065	$1,662,398

(1)	We consolidate a VIE when we are the primary beneficiary that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
(2)	The maximum exposure to loss represents the amount of loss the Company would incur in the unlikely event that all of the Company’s assets in the VIEs became worthless.
(3)	The Company’s maximum exposure to loss is limited to the carrying amount of assets because the Company is not required to provide any support to these entities other than what it was previous contractually required to provide.

NOTE 16—SUBSEQUENT EVENTS

We evaluate subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required adjustment to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Market Risk Management.”

Item 4. Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Notes to the Consolidated Financial Statements—Note 14, Commitments Contingencies and Guarantees.”

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the first quarter of 2010.

(Dollars in thousands, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1)
January 1-31, 2010	4,817	$37.53	—	$2,000,000
February 1-28, 2010	393,818	37.01	—	$2,000,000
March 1-31, 2010	80,121	37.98	—	$2,000,000

Total	478,756		—

(1)

Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses. The stock repurchase program is intended to comply with Rules 10b5-1(c) (1) (i) and 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: May 7, 2010	By:	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed on August 28, 2007).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (as amended October 30, 2008) (incorporated by reference to Exhibit 3.1 of the Corporation’s Report on Form 8-K, filed November 3, 2008).

4.1.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K filed March 5, 2004).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on December 4, 2009).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.5	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.6	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

4.2.7	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.8	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

E-1

Exhibit No.	Description

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006)

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

E-2

Exhibit No.	Description

4.8.2	Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.3	Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.9.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

99.3*	Reconciliation to GAAP Financial Measures

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

E-3